Form 10-Q
period 1996-06-30
MEMC ELECTRONIC MATERIALS INC
filed 1996-08-12
CIK 945436

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                         Washington, D. C.   20549

                                 FORM 10-Q

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1996

                                     or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

For the transition period from              to

Commission File Number:          1-13828

                      MEMC ELECTRONIC MATERIALS, INC.
           (Exact name of registrant as specified in its charter)


 Delaware                        56-1505767
(State of incorporation)        (I. R. S. Employer Identification No.)

 501 Pearl Drive, St. Peters, Missouri         63376
(Address of principal executive offices)     (Zip Code)

(314) 279-5500
(Registrant's telephone number, including area code)

 N/A
(Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.       [X] Yes         [ ] No


                   APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock outstanding at June 30, 1996:   41,438,198 shares









                      PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

               MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF EARNINGS
           (Unaudited; Dollars in thousands, except share data)

                                   Three-Months Ended      Six-Months Ended
                                        June 30,              June 30,
                                     1996      1995        1996       1995

Net sales                         $ 324,331 $ 199,980   $ 614,142  $ 373,268
Cost of goods sold                  233,498   148,864     443,987    282,330
                                    -------   -------     -------    -------
   Gross margin                      90,833    51,116     170,155     90,938
Marketing, administration and
  technology expenses                33,195    21,045      60,107     38,791
                                    -------   -------     -------    -------
   Operating profit                  57,638    30,071     110,048     52,147
                                    -------   -------     -------    -------
Nonoperating (income) expense:
  Interest expense                       98     4,056         494      7,150
  Interest income                   (1,717)     (723)     (3,735)    (1,444)
  Joint venture royalty income      (1,540)   (1,306)     (3,337)    (2,355)
  Other, net                            396     1,082       2,505        572
                                    -------   -------     -------    -------
                                    (2,763)     3,109     (4,073)      3,923
                                    -------   -------     -------    -------
   Earnings before income taxes,
      equity in income of joint
      ventures and minority
      interests                      60,401    26,962     114,121     48,224
Income taxes                         24,159    11,976      45,649     21,044
                                    -------   -------     -------    -------
   Earnings before equity in
      income of joint ventures
      and minority interests         36,242    14,986      68,472     27,180
Equity in income of joint
   ventures                        (11,134)   (1,662)    (20,045)    (1,864)
Minority interests                      890     -           2,405      -
                                   --------   -------     -------    -------
   Net earnings                   $  46,486 $  16,648   $  86,112  $  29,044
                                   ========   =======     =======    =======

Net earnings per share               $ 1.12    $ 0.77      $ 2.08        N/A
                                       ====      ====        ====
Pro forma net earnings per share        N/A       N/A         N/A      $1.28
                                                                        ====
Weighted average shares used
   in computing earnings per
   share/pro forma earnings
   per share (in thousands)          41,405    21,491      41,411     22,697
                                     ======    ======      ======     ======

See accompanying notes to consolidated financial statements.



               MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share data)

                                                 (Unaudited)
                                                   June 30,        December 31,
                                                    1996              1995
ASSETS
Current assets:
  Cash and cash equivalents                   $     30,917       $    77,192
  Deposit with affiliate                            39,000            55,000
  Accounts receivable, less allowance for
     doubtful accounts of $1,800 and $2,040
     in 1996 and 1995, respectively                193,944           165,994
  Notes receivable from affiliates                    -                3,149
  Inventories                                      100,833            89,574
  Prepaid and other current assets                  41,451            38,264
                                                 ---------         ---------
       Total current assets                        406,145           429,173
  Property, plant and equipment, net of
     accumulated depreciation of $333,671 and
     $295,228 in 1996 and 1995, respectively       701,787           528,374
  Investment in joint ventures                      94,259            66,001
  Excess of cost over net assets acquired,
     net of accumulated amortization of
     $1,690 and $1,001 in 1996 and 1995,
     respectively                                   51,834            52,523
  Other assets                                      25,643            25,792
                                                 ---------         ---------
       Total assets                            $ 1,279,668     $   1,101,863
                                                 =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current
     portion of long-term debt                 $    15,705     $      15,407
  Accounts payable                                 137,725           141,459
  Accrued liabilities                               29,582            29,242
  Accrued wages and salaries                        26,194            24,142
  Income taxes payable                              18,528            19,665
                                                 ---------         ---------
       Total current liabilities                   227,734           229,915
  Long-term debt with external parties              38,619            40,418
  Long-term debt with affiliates                    96,680            49,280
  Pension and similar liabilities                   65,307            59,009
  Customer deposits                                 30,862              -
  Other liabilities                                 32,263            27,936
                                                 ---------         ---------
       Total liabilities                           491,465           406,558
                                                 ---------         ---------

Minority interests                                  58,067            52,914

Stockholders' equity:

  Preferred stock, $.01 par value,
     50,000,000 shares authorized, none
     issued or outstanding in 1996 or 1995            -                 -
  Common stock, $.01 par value, 200,000,000
     shares authorized, 41,438,198 and
     41,399,998 issued and outstanding in
     1996 and 1995, respectively                       414               414
  Additional paid-in capital                       572,919           569,959
  Retained earnings                                155,699            69,587
  Cumulative translation adjustment                  4,707             4,447
  Unearned restricted stock awards                 (2,275)           (2,016)
  Treasury stock, at cost: 36,205 shares
     in 1996                                       (1,328)             -
                                                 ---------         ---------
       Total stockholders' equity                  730,136           642,391
                                                 ---------         ---------
       Total liabilities and
          stockholders' equity                 $ 1,279,668       $ 1,101,863
                                                 =========         =========


See accompanying notes to consolidated financial statements.


               MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                      (Unaudited; Dollars in thousands)

                                                        Six-Months Ended
                                                            June 30,
                                                       1996           1995
Cash flows from operating activities:
  Net earnings                                    $    86,112    $    29,044
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
        Depreciation and amortization                  44,506         27,593
        Minority interests                              2,405           -
        Equity in income of joint ventures           (20,045)          (887)
        Working capital and other                     (2,032)       (23,491)
                                                     --------       --------
             Net cash provided by operating
                activities                            110,946         32,259
                                                     --------       --------

Cash flows from investing activities:
  Additions to property, plant, and equipment       (219,078)       (71,034)
  Investment in joint ventures                        (8,213)       (29,905)
  Deposit with affiliate, net                          16,000          -
  Notes receivable from affiliates, net                 3,188         27,401
  Other                                                    48            276
                                                    ---------       --------
       Net cash used in investing activities        (208,055)       (73,262)
                                                    ---------       --------

Cash flows from financing activities:
  Net short-term borrowings                              (71)          1,202
  Proceeds from issuance of long-term debt                560        150,440
  Proceeds from issuance of long-term debt
     from affiliates                                   50,000         10,000
  Principal payments on long-term debt                  (204)          (848)
  Contribution from minority interest                   1,732           -
  Dividends paid                                         -         (100,000)
  Repurchase of common stock                          (1,328)           -
                                                    ---------      ---------
       Net cash provided by financing activities       50,689         60,794
                                                    ---------      ---------
Effect of exchange rate changes on cash                   145             68
                                                    ---------      ---------
       Net (decrease) increase in cash and cash
          equivalents                                (46,275)         19,859
Cash and cash equivalents at beginning of period       77,192          5,112
                                                    ---------      ---------
Cash and cash equivalents at end of period         $   30,917     $   24,971
                                                    =========      =========

See accompanying notes to consolidated financial statements.


           MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (Dollars in thousands, except per share data)

(1)  Basis of Presentation
The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company), in the opinion of management, include all adjustments necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2)  Inventories
Inventories consist of the following:
                                                   June 30,  December 31,
                                                     1996       1995

   Raw materials and supplies                   $   45,467  $  39,726
   Goods in process                                 33,465     26,669
   Finished goods                                   21,901     23,179
                                                   -------     ------
                                                $  100,833  $  89,574
                                                   =======     ======

(3)  Earnings per Share (EPS)
Net EPS for the three month and six month periods ended June 30, 1996, and for the three month period ended June 30, 1995 were calculated based on the weighted average shares outstanding during each respective period.

Pro forma net EPS for the six months ended June 30, 1995 was calculated based on the actual number of shares outstanding for the six months ended June 30, 1995 plus, for the three months ended March 31, 1995, the number of shares that would have been required to be sold at the initial public offering price of $24 per share to fund the excess of a $100,000 dividend paid to Huls Corporation on April 28, 1995 over the Company's net earnings for the prior twelve-month period.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Consolidated net sales increased 62.2 percent to $324.3 million for the three months ended June 30, 1996 from $200.0 million for the three months ended June 30, 1995, and increased 64.5 percent to $614.1 million for the six months ended June 30, 1996 compared to $373.3 for the year-earlier period. Approximately one-third of the sales increase for each period is attributable to the inclusion of MEMC Southwest, which was formed on June 30, 1995. The remainder of the sales increase is due to additional capacity, price increases and a continued shift in the Company's product mix to more advanced large diameter and epitaxial products.

Certain sectors of the semiconductor market continue to experience difficulties associated with inventory corrections, over supply and reduced prices. This, in turn, has led to rapid changes in silicon requirements. The Company continues to collaborate closely with its customers to meet potential changes in silicon product type, volume or timing of shipments. As a result, sales for the third quarter of 1996 are not anticipated to meet the record level achieved in the second quarter of 1996. The Company believes that sales for the third quarter of 1996 will be similar to the run rate experienced during the first half of 1996.

Gross Margin. For the three months ended June 30, 1996, gross margin increased to 28.0 percent compared to 25.6 percent in the second quarter of 1995. For the six months ended June 30, 1996, gross margin was 27.7 percent compared to 24.4 percent for the comparable 1995 period. Improvements in gross margin are the result of price and sales mix improvements. For the three months ended June 30, 1996, epitaxial and large diameter products accounted for approximately 35.0 percent of sales volume, compared to approximately 24.6 percent in the second quarter of 1995 and 26.5 percent for the year 1995.

The 200 mm and epitaxial wafer expansions currently underway are proceeding on schedule and are anticipated to strategically position the Company for future expected growth. Start up and training costs for the expansions at MEMC Southwest will accelerate in the third quarter in preparation for anticipated production in the fourth quarter of 1996.

Marketing, Administration, and Technology Expenses. Marketing, administration and technology expenses, at 10.2 percent of net sales for the second quarter of 1996, were similar to the 10.5 percent level for the prior year period.
For the six months ended June 30, 1996 and 1995, marketing, administration and technology expenses were 9.8 percent and 10.4 percent of net sales, respectively.

Interest Expense. Interest expense for the three months ended June 30, 1996 amounted to $0.1 million compared to $4.1 million for the three months ended June 30, 1995. The average debt outstanding for the 1996 quarter was approximately $140 million, or 60.2 percent below the average debt for the 1995 quarter of $352 million. This decline results from debt repayments with a portion of the proceeds from the initial public offering that took place on
July 12, 1995.   Interest expense has also declined due to the capitalization of interest related to capacity expansions.

Joint Ventures. For the three months and six months ended June 30, 1996 the joint ventures contributed $11.1 million and $20.0 million of net income compared to $1.7 million and $1.9 million of net income in the comparable periods of the prior year. These improvements relate to the Company's 40 percent interest in Posco Huls Co. Ltd., the Korean joint venture, which continues to add capacity. Taisil, the Taiwanese joint venture which is initiating production of qualification wafers in the first 200 mm wafer plant in Taiwan, reported near break-even results for the second quarter of 1996 as a result of certain investment tax credits.

Income Taxes. Provisions for income taxes in the three months and six months ended June 30, 1996 were $24.2 million and $45.6 million, respectively, representing approximately 40 percent of pre tax earnings. This is lower than the rate of approximately 44 percent in the comparable 1995 quarter, but is consistent with anticipated effective tax rate for 1996.

Liquidity and Capital Resources. At June 30, 1996 the Company had cash, cash equivalents, deposits and notes with affiliates of $69.9 million. The Company also has $151 million of outstanding borrowings under committed credit facilities, totaling $435 million. The $284 million of unused facilities, including $200 million with affiliates, have expiration dates ranging from 1996 to 2001.

A comparison of components of the Company's financial condition follows (dollars in millions):

                                                  June 30,       December 31,
                                                    1996            1995

Working Capital                                    $ 178.4             $199.3
Current Ratio                                    1.78 to 1          1.87 to 1
Stockholders' Equity                               $ 730.1             $642.4
Total Debt to Total Capitalization            16.1 percent       13.1 percent

Cash flow provided by operating activities was $110.9 million for the six months ended June 30, 1996 compared to $32.3 million for the comparable 1995 period. This increase is principally attributable to higher net earnings and depreciation and amortization, and approximately $31 million received under agreements with customers to pay in advance for wafer production, offset by increased equity in income of joint ventures and increased accounts receivable.

Capital expenditures for the first six months of 1996 totaled $219.1 million. At June 30, 1996 the Company had $291.4 million of committed capital expenditures.

Other. During May 1996, the MEMC Board of Directors approved the establishment of a joint venture between MEMC and Khazanah Nasional Berhad to be named MEMC Kulim Electronic Materials, SDN.BHD for the manufacture and distribution of 200 mm silicon wafers. It is anticipated that the joint venture will have an initial capacity of 170,000 wafers per month. The timing of the construction of this green-field facility will be dictated by market demand. The Company continues to view the Asia-Pacific region as a significant long-term opportunity.

In order to accommodate customer requests for an incremental supply of silicon wafers beyond that currently provided by the Company, a program was initiated in the fourth quarter of 1995 for these customers to pay in advance for future orders. As of June 30, 1996, the Company has received approximately $31 million related to this program.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 -- except for the historical information contained herein, the matters discussed in this document are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as overall economic conditions, demand for semiconductors generally, demand for the Company's silicon wafers, availability of manufacturing capacity, polysilicon availability, technological and product development risks, competitors' actions and other risks described in the Company's Form 10-K for the year ended December 31, 1995.

                    PART II -- OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 8, 1996. The directors listed in the Notice of Annual Meeting to Stockholders dated April 1, 1996 were elected for terms expiring in 1999, with voting for each as follows:

              Director              For             Withheld
              --------              ---             --------
           H. J. Biangardi       38,763,001           332,382
           W. D. Maris           36,661,452         2,433,931
           P. T. O'Brien         38,770,122           325,261

Messrs. Sandfort, Smith, Meyer-Galow, McDaniel and Viefhues are the remaining board members who are expected to serve through the remainder of their respective terms. Dr. Ruter resigned from the Board of Directors effective August 10, 1996. The Board of Directors has not yet designated a replacement.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     See the Exhibit Index at the end of this report.

(b)  Reports on Form 8-K

     No reports were filed by the Company on Form 8-K during the three months ended June 30, 1996.







                             SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MEMC Electronic Materials, Inc.


August 12, 1996             /s/  James M. Stolze
                            --------------------
                            James M. Stolze
                            Executive Vice President and Chief Financial
                               Officer
                            (on behalf of the registrant and as principal
                             financial and accounting officer)


















                                EXHIBIT INDEX



         Exhibit
         Number    Exhibit
         ------    -------
         2         Omitted - Inapplicable
         3-a       Omitted - Inapplicable
         3-b       Omitted - Inapplicable
         4         Omitted - Inapplicable
         10-p      Amended and Restated Employment Agreement between the
                      Company and Roger D. McDaniel
         11        Omitted - Inapplicable
         15        Omitted - Inapplicable
         18        Omitted - Inapplicable
         19        Omitted - Inapplicable
         22        Omitted - Inapplicable
         23        Omitted - Inapplicable
         24        Omitted - Inapplicable
         27        Financial Data Schedule (filed electronically with the SEC only)
         99        Omitted - Inapplicable