Form 10-Q
period 1996-09-30
MEMC ELECTRONIC MATERIALS INC
filed 1996-11-13
CIK 945436

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.   20549

                                FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1996

                           or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to


Commission File Number:          1-13828

                     MEMC ELECTRONIC MATERIALS, INC.
          (Exact name of registrant as specified in its charter)


 Delaware                                              56-1505767
(State or other jurisdiction of                     (I. R. S. Employer
 incorporation or organization)                     Identification No.)

 501 Pearl Drive          St. Peters, Missouri                63376
(Address of principal executive offices)                    (Zip Code)

                              (314)  279-5500
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

          Common Stock outstanding at September 30, 1996: 41,438,326 shares













                     PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

              MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited; Dollars in thousands, except share data)

                                       Three-Months Ended   Nine-Months Ended
                                          September 30,       September 30,
                                         1996       1995      1996    1995
                                         ----       ----      ----    ----

Net sales                               $303,525  $251,210  $917,667 $624,478
Cost of goods sold                       237,034   188,483   681,021  470,813
                                         -------   -------   -------  -------
     Gross margin                         66,491    62,727   236,646  153,665
Marketing, administration and
     technology expenses                  32,469    23,256    92,576   62,047
                                         -------   -------   -------  -------
     Operating profit                     34,022    39,471   144,070   91,618
Nonoperating (income) expense:
  Interest expense                          -        2,571       494    9,721
  Interest income                          (659)   (2,900)   (4,394)  (4,334)
  Royalty income                         (1,394)   (1,591)   (4,731)  (3,946)
  Other, net                               3,704     2,083     6,209    2,645
                                         -------   -------   -------  -------
                                           1,651       163   (2,422)    4,086
                                         -------   -------   -------  -------
     Earnings before income taxes,
       equity in income of joint
       ventures and minority
       interests                          32,371    39,308   146,492   87,532
Income taxes                              12,948    15,570    58,597   36,614
                                         -------   -------   -------  -------
     Earnings before equity in
       income of joint ventures
       and minority interests             19,423    23,738    87,895   50,918
Equity in income of joint ventures         1,460     4,207    21,505    6,071
Minority interests in income (loss)
  of joint ventures                        (270)       568     2,135      568
                                          ------    ------   -------   ------
     Net earnings                        $21,153   $27,377  $107,265  $56,421
                                          ======    ======   =======   ======

Net earnings per share                     $0.51     $0.71     $2.59      N/A
                                            ====      ====      ====
Pro forma net earnings per share             N/A       N/A       N/A   $ 2.01
                                                                         ====
Weighted average shares used in
  computing earnings per share/
  pro forma earnings per share
  (in thousands)                          41,397    38,745    41,406   28,046
                                          ======    ======    ======   ======


See accompanying notes to consolidated financial statements.



                  MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                 (Dollars in thousands, except share data)

                                                   (Unaudited)
                                                  September 30,   December 31,
                                                      1996           1995
                                                      ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                        $   31,205     $   77,192
  Deposit with affiliate                                 -            55,000
  Accounts receivable, less allowance for
     doubtful accounts of $2,306 and $2,040 in
     1996 and 1995, respectively                      176,951        165,994
  Notes receivable from affiliates                        993          3,149
  Inventories                                          98,594         89,574
  Prepaid and other current assets                     39,493         38,264
                                                    ---------      ---------
       Total current assets                           347,236        429,173
  Property, plant and equipment, net of
     accumulated depreciation of $355,048 and
     $295,228 in 1996 and 1995, respectively          872,660        528,374
  Investment in joint ventures                        104,703         66,001
  Excess of cost over net assets acquired, net
     of accumulated amortization of $2,034 and
     $1,001 in 1996 and 1995, respectively             51,490         52,523
  Other assets                                         50,565         25,792
                                                    ---------      ---------
       Total assets                                $1,426,654     $1,101,863
                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current portion of
     long-term debt                                $   23,188     $   15,407
  Accounts payable                                    154,961        141,459
  Accrued liabilities                                  40,606         29,242
  Accrued wages and salaries                           30,937         24,142
  Income taxes payable                                 31,401         19,665
                                                    ---------       --------
       Total current liabilities                      281,093        229,915
  Long-term debt                                       29,133         40,418
  Long-term debt with affiliates                      146,400         49,280
  Pension and similar liabilities                      66,226         59,009
  Customer deposits                                    55,837           -
  Other liabilities                                    35,359         27,936
                                                    ---------       --------
       Total liabilities                              614,048        406,558
                                                    ---------       --------

Minority interests                                     59,009         52,914

Stockholders' equity:

  Preferred stock, $.01 par value, 50,000,000
     shares authorized, none issued or
     outstanding in 1996 or 1995                         -              -
  Common stock, $.01 par value, 200,000,000
     shares authorized, 41,474,531 and
     41,399,998 issued and outstanding in 1996
     and 1995, respectively                               415            414
  Additional paid-in capital                          574,430        569,959
  Retained earnings                                   176,852         69,587
  Cumulative translation adjustment                     5,333          4,447
  Unearned restricted stock awards                    (2,105)        (2,016)
  Treasury stock, at cost: 36,205 shares in 1996      (1,328)          -
                                                    ---------      ---------
       Total stockholders' equity                     753,597        642,391
                                                    ---------      ---------
       Total liabilities and stockholders'
          equity                                   $1,426,654     $1,101,863
                                                    =========      =========

See accompanying notes to consolidated financial statements.



               MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (Unaudited; Dollars in thousands)

                                                        Nine-Months Ended
                                                          September 30,
                                                       1996            1995
                                                       ----            ----
Cash flows from operating activities:
  Net earnings                                     $   107,265   $    56,421
  Adjustments to reconcile net earnings to net
     cash provided by operating activities:
     Depreciation and amortization                      64,626        44,116
      Minority interests                                 2,135           568
      Equity in income of joint ventures              (21,505)       (5,093)
      Working capital and other                         75,038      (15,227)
                                                     ---------     ---------
         Net cash provided by operating
            activities                                 227,559        80,785
                                                     ---------     ---------

Cash flows from investing activities:
  Additions to property, plant, and equipment        (414,453)     (103,697)
  Investment in joint ventures                        (17,197)      (29,905)
  Deposit with affiliate, net                           55,000     (115,000)
  Notes receivable from affiliates, net                  2,246        17,028
  Other                                                     49           272
                                                     ---------     ---------
       Net cash used in investing activities         (374,355)     (231,302)
                                                     ---------     --------

Cash flows from financing activities:
  Proceeds from initial public offering                   -          441,348
  Incentive plan transactions                              872          -
  Net short-term borrowings                              8,237         (998)
  Net short-term borrowings from affiliates           (10,000)       (6,750)
  Proceeds from issuance of long-term debt                 807       150,440
  Proceeds from issuance of long-term debt
    with affiliates                                    100,000        10,000
  Principal payments on long-term debt                   (482)     (159,218)
  Principal payments on long-term debt with
    affiliates                                            -        (135,000)
  Contribution from minority interests                   2,476         -
  Dividend paid                                           -        (100,000)
  Repurchase of common stock                           (1,328)         -
                                                     ---------     ---------
       Net cash provided by financing activities       100,582       199,822
                                                     ---------     ---------
Effect of exchange rate changes on cash                    227          (64)
                                                     ---------     ---------
       Net (decrease) increase in cash and cash
         equivalents                                  (45,987)        49,241
Cash and cash equivalents at beginning of period        77,192         5,112
                                                     ---------     ---------
Cash and cash equivalents at end of period          $   31,205    $   54,353
                                                     =========     =========


See accompanying notes to consolidated financial statements.



          MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        (Dollars in thousands)

(1) Basis of Presentation
The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

(2) Inventories
Inventories consist of the following:
                                            September 30,    December 31,
                                               1996              1995
                                               ----              ----

    Raw materials and supplies             $  48,157         $  39,726
    Goods in process                          26,263            26,669
    Finished goods                            24,174            23,179
                                              ------            ------
                                           $  98,594         $  89,574
                                              ======            ======

(3) Earnings per Share (EPS)
Net EPS for the three and nine month periods ended September 30, 1996, and for the three month period ended September 30, 1995 were calculated based on the weighted average shares outstanding during each respective period.

Pro forma net EPS for the nine months ended September 30, 1995 was calculated based on the actual number of shares outstanding for the nine months ended September 30, 1995 plus, for the three months ended March 31, 1995, the number of shares that would have been required to be sold at the initial public offering price of $24 per share to fund the excess of a $100,000 dividend paid to Huls Corporation on April 28, 1995 over the Company's net earnings for the prior twelve-month period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Consolidated net sales for the third quarter ended September 30, 1996 increased 20.8% to $303.5 million from net sales of $251.2 million in the third quarter of 1995. The increase in net sales for the third quarter is attributable to price increases and a continued mix shift to more advanced large diameter and epitaxial wafers. For the first nine months of 1996, consolidated net sales increased 46.9% to $917.7 million compared to net sales
of $624.5 million for the corresponding period of 1995.   In addition to the
price and mix improvements discussed above, sales increased due to the inclusion of MEMC Southwest for all of 1996 and the addition of capacity during the current year. The net sales achieved for the first nine months of 1996 exceeded the total sales for all of 1995.

The third quarter of 1996 marked the first time in more than three years the Company was not operating at installed capacity. The tight silicon wafer supply conditions that had existed in the industry for the past several years have been replaced by an environment in which wafer supplies are more certain. Some of the Company's customers have reduced their wafer starts in response to conditions in the semiconductor industry, creating a softer order backlog going into the fourth quarter. The Company also believes some customers have begun an effort to lower their inventories before the end of the fiscal year.

Including the impact of the Company's unconsolidated joint ventures, every market region has seen sales volume declines in comparison to the prior quarter, with the Asia Pacific market experiencing the largest decrease. Smaller diameter wafers have received the greatest portion of this decline, but all diameters and product types have been affected to some extent.

The Company believes that sales for the fourth quarter of 1996 will be sequentially lower, in the range of $200 million with a resulting decrease in operating profit. Net earnings could reflect a slight loss for the fourth quarter.

Gross Margin. For the three months ended September 30, 1996, gross margin decreased to 21.9% from 25.0% compared with the prior year period. The decrease in gross margin resulted from a lower rate of capacity utilization and start-up costs, partially offset by sales mix improvements. Advanced large diameter and epitaxial products represented 40.5% of product volume for the third quarter of 1996 compared to 28.5% for the prior year period.

In response to the lower level of capacity utilization the Company has taken a number of actions, including reductions in overtime pay, elimination of the majority of temporary and contract workers, reductions in hiring and implementation of spending restrictions on non-essential activities. These actions have not compensated fully for the negative impact of unscheduled production overcapacity. In order to reduce costs further, the Company has scheduled several short plant shutdown periods during the fourth quarter. However, start-up costs are anticipated to increase in the fourth quarter as compared to the third quarter of 1996 due to the completion of MEMC Southwest and St. Peters plant expansions.

For the nine months ended September 30, 1995, gross margin improved to 25.8% from 24.6% for the year ago period. The enhancement in gross margin resulted from price and sales mix improvements during the first nine months of 1996 but was offset by the lower capacity utilization for the third quarter of 1996, as discussed above.

Marketing, Administration and Technology Expenses. Marketing, administration and technology expenses increased to 10.7% and 10.1% of net sales for the three and nine month periods ended September 30, 1996, respectively compared to 9.3% and 9.9% for the comparable 1995 periods. These increases are due to higher expenditures for research and development and administration costs.

Interest Expense. There was no interest expense for the three months ended September 30, 1996 versus $2.6 million for the three months ended September 30, 1995. This decline resulted from the capitalization of interest related to capacity expansions in 1996. For the nine months ended September 30, 1996, interest expense decreased to $0.5 million from $9.7 million for the comparable period due to the repayment of debt in 1995 with proceeds from the initial public offering in addition to capitalized interest discussed above. Average debt outstanding for the third quarter of 1996 was approximately $176 million, which was 8.8% lower than the average debt for the 1995 quarter of approximately $193 million.

Joint Ventures. Equity in income of joint ventures declined to $1.5 million for the third quarter of 1996, compared to $4.2 million in the prior year period. This decrease was attributable to a loss from Taisil, the Taiwanese joint venture, during its start-up phase. PHC continued to produce positive earnings during the third quarter of 1996 but has been impacted by reduced sales volume.

Liquidity and Capital Resources. At September 30, 1996 the Company had cash, cash equivalents, deposits and notes with affiliates of $32.2 million. The Company also has $199 million of outstanding borrowings under available credit facilities totaling $430 million. The $231 million of unused facilities, including $150 million with affiliates, have expiration dates ranging from 1996 to 2001.

A comparison of components of the Company's financial condition follows (dollars in millions):

                                         September 30,   December 31,
                                            1996             1995
                                            ----             ----

Working Capital                             $66.1          $199.3
Current Ratio                              1.24 to 1      1.87 to 1
Stockholders' Equity                       $753.6          $642.4
Total Debt to Total Capitalization           19.6%           13.1%


Cash flow provided by operating activities was $227.6 million for the nine months ended September 30, 1996 compared to $80.8 million for the comparable 1995 period. This increase is principally attributable to higher net earnings and depreciation and amortization, customer deposits and higher payables and accrued liabilities, offset by increased equity in income of joint ventures.


Capital expenditures for the first nine months of 1996 totaled $414.5 million. At September 30, 1996 the Company had $214.3 million of committed capital expenditures. The Company has taken actions where appropriate to delay installation of selected production equipment at certain locations to better match production requirements with current demand. However, the Company has not taken any actions to reduce its plan for strategic investments.

Other. In order to accommodate customer requests for an incremental supply of silicon wafers beyond that anticipated to be provided by the Company, a program was initiated in the fourth quarter of 1995 for these customers to pay in advance for future orders. As of September 30, 1996, the Company has received approximately $56 million related to this program.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 -- except for the historical information contained herein, the matters discussed in this document regarding levels of customer inventories, sales, operating performance, plant shutdown periods and start-up costs in the fourth quarter of 1996, and production equipment installations are forward-looking
statements.   Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as demand for the Company's silicon wafers, utilization of manufacturing capacity, demand for semiconductors generally, limited number of principal customers, competitors' actions and other risks described in the Company's filings with the Securities and Exchange Commission, including the reports on Form 8-K dated September 10, 1996 and 10-K for the year ended December 31, 1995.

                     PART II   OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     See the Exhibit Index at page 9 of this report.

(b)  Reports on Form 8-K

     During the third quarter of 1996, the Company filed one current report on Form 8-K, dated September 10, 1996. The Form 8-K was filed to report, under Item 5, a news release issued by the Company discussing its outlook for the third and fourth quarters of 1996.









                                 SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MEMC Electronic Materials, Inc.


November 12, 1996           /s/ JAMES M. STOLZE
                            --------------------------------------------
                            James M. Stolze
                            Executive Vice President and Chief Financial
                               Officer
                            (on behalf of the registrant and as principal
                             financial and accounting officer)





























                               EXHIBIT INDEX


     The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-X.


          Exhibit
          Number     Exhibit
          ------     -------

          2          Omitted -- Inapplicable
          3-a        Omitted -- Inapplicable
          3-b        By-Laws, as amended as of August 30, 1996
          4          Omitted -- Inapplicable
          10-hhh     Employment Agreement between the Company and Ludger H.
                        Viefhues
          10-iii     Stock Option Agreement between the Company and Ludger H.
                        Viefhues
          11         Omitted -- Inapplicable
          15         Omitted -- Inapplicable
          18         Omitted -- Inapplicable
          19         Omitted -- Inapplicable
          22         Omitted -- Inapplicable
          23         Omitted -- Inapplicable
          24         Omitted -- Inapplicable
          27         Financial Data Schedule (filed electronically with the
                        SEC only)
          99         Omitted -- Inapplicable