Form 10-K405
period 1996-12-31
MEMC ELECTRONIC MATERIALS INC
filed 1997-03-21
CIK 945436

===============================================================================
                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934
                  For the fiscal year ended December 31, 1996
                                       or
[] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
     For the transition period from ________________ to __________________
                         Commission file Number 1-13828

                        MEMC ELECTRONIC MATERIALS, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                  56-1505767
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)                Identification No.)

501 PEARL DRIVE (CITY OF O'FALLON), ST. PETERS, MISSOURI          63376
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

       Registrant's telephone number, including area code (314) 279-5500

          Securities registered pursuant to Section 12(b) of the Act:

   Title of each class                Name of each exchange on which registered
$.01 PAR VALUE COMMON STOCK                     NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE
                                (Title of class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [] No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on March 3, 1997, as reported by the New York Stock Exchange, was approximately $477 million.

    The number of shares outstanding of the registrant's Common Stock as of March 3, 1997 was 41,436,066 shares.

                       ________________________________

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the registrant's Annual Report to Stockholders for the fiscal year December 31, 1996 (Part I, Part II, and Part IV of Form 10-K).
    (2) Portions of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement dated March 24, 1997 (Part III of Form 10-K).
================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         MEMC Electronic Materials, Inc. (MEMC or the Company) is a leading worldwide producer of silicon wafers used in the manufacture of semiconductors that are employed in all types of microelectronic applications, including computer systems, telecommunications equipment, automobiles, consumer electronics products, industrial automation and control systems, and analytical and defense systems. The Company operates manufacturing facilities, directly or through joint ventures, in China, Italy, Japan, Malaysia, South Korea, Taiwan and the United States, and sells its products to most of the world's largest manufacturers of semiconductors. MEMC is the leading worldwide supplier of silicon wafers outside of Japan and is the only non-Japanese silicon wafer manufacturer with manufacturing and research facilities in Japan.

         MEMC was incorporated in 1984 under the name Dynamit Nobel Silicon Holdings, Inc. (DNS). Huls AG, a subsidiary of VEBA AG, subsequently acquired ownership of DNS. In 1989, Huls AG, through DNS and other related companies, acquired the electronic materials businesses operated by Monsanto Company (Monsanto) in the United States, Europe, Japan and Malaysia. Huls AG changed the name of DNS to MEMC Electronic Materials, Inc. and combined the assets acquired from Monsanto with the assets of its U.S. and Italian silicon wafer business to form the current MEMC. VEBA Corporation, an affiliate of Huls AG, acquired all of the outstanding common stock of MEMC from Huls AG in 1990, which it subsequently transferred to its subsidiary, Huls Corporation, in 1993. On July 12, 1995 the Company completed an initial public stock offering of
19.55 million shares of common stock at an initial offering price of $24 per share. As a result of the public stock offering, Huls Corporation's ownership of the Company was reduced to 51.9%.

PRODUCT

         The silicon wafers manufactured in quantity by the Company vary in diameter, surface features (polished or epitaxial), composition, electrical properties and method of manufacture. MEMC's silicon wafers are manufactured according to the exacting specifications required by its customers, and the Company currently produces wafers with a variety of product features satisfying more than 1,000 unique product specifications. Wafers of larger diameter and more stringent technical specifications are required by semiconductor manufacturers in order to produce increasingly complex semiconductor devices such as the larger megabit memory chips and microprocessors.

         The processes utilized by the Company's customers in manufacturing such semiconductor devices have become more expensive, leading to their increased focus on efficient semiconductor production processes. Because many semiconductor devices, or chips, are made from the same wafer, and because all chips from a particular wafer are manufactured and processed simultaneously at each stage in the device manufacturing process, the larger sized wafers allow for a greater yield from the same semiconductor manufacturing process and allow semiconductor manufacturers to spread their fixed costs of production over a larger volume of finished products. For example, a 150mm (6 inch) wafer has a surface area of approximately 27.4 square inches, whereas a 200mm (8 inch) wafer has a surface area of approximately 48.7 square inches, or approximately 78% more surface area than the 150mm wafer. Despite the industry's focus on 150mm and larger diameter wafers, the Company continues to manufacture and sell a significant amount of 100mm (4 inch) and 125mm (5 inch) wafers.

         The Company's silicon wafers fall into one of three general types:

Prime Polished Wafers

         The Company's principal product is its prime polished wafer, which is a highly refined and pure silicon wafer with an ultraflat and ultraclean surface. Prime polished wafers undergo a sophisticated chemical-mechanical polishing process that removes defects and leaves an extremely smooth surface suitable for the advanced technologies used by the Company's customers. MEMC's prime polished wafers are used by the Company's customers in a broad range of applications.

         The Company manufactures prime polished wafers in sizes ranging from 100mm to 200mm in diameter. The larger diameter wafers are used in more sophisticated applications where semiconductor manufacturers benefit from the increased efficiencies and greater number of available die per wafer.

Epitaxial Wafers

         In order to incorporate more complex functionality in the integrated circuit, as well as to improve performance (which is affected by the distance signals travel through the circuitry) and to control power consumption and heat production, semiconductor manufacturers are forced to use smaller and smaller device features. The Company manufactures epitaxial wafers to serve the technological demands of its customers that manufacture advanced semiconductors. Epitaxial wafers consist of a thin, single-crystal silicon layer grown on the polished surface of the basic wafer substrate. The substrate, which is designed to have different composition and electrical properties from the layer of single-crystal silicon on the wafer surface, among other things, helps to improve isolation between circuit elements fabricated on the silicon film surface of the wafer. One result of such smaller devices is the requirement that the distance between circuit elements (referred to as line widths) becomes increasingly narrow. A critical aspect in the construction of any integrated circuit device is the isolation of these different elements that comprise the integrated circuit device. Without sufficient isolation of the various elements, the elements could communicate electrically with each other, which could render the device inoperable. The improved isolation provided by epitaxial wafers allows for increased reliability of the finished semiconductor device, greater efficiencies during the semiconductor manufacturing process, and ultimately more complex integrated circuit devices.

Test/Monitor Wafers

         Test/monitor wafers (monitor wafers) are principally supplied by the Company to its customers for their use in testing semiconductor fabrication lines and processes. Although monitor wafers are substantially the same as prime polished wafers with respect to cleanliness, and in some cases, flatness, other specifications are generally less rigorous, allowing for economies in manufacturing. In addition, monitor wafers are generally produced from the portion of a silicon ingot that does not meet customer specifications for the production of wafers to be used for the manufacture of semiconductors. Therefore, sales of monitor wafers allow the Company to experience a higher yield from each silicon ingot produced.

NEW PRODUCTS

         During 1996, two industry consortia were organized and funded by the leading semiconductor manufacturers for the purpose of evaluating 300mm (12 inch) equipment and materials. Also in 1996, the principal silicon wafer producers, including MEMC, announced plans to develop 300mm products to meet future market demand.

         MEMC is one of the industry leaders in the development of the next generation of polished silicon wafers, having first produced 300mm diameter
wafers in 1991.   300mm wafers have over twice the surface area of 200mm
wafers, and will provide significant processing economies to device makers.
The Company's technologists are developing new equipment and improved processes in all of the key manufacturing operations from crystal growing through final packaging.

         The first phase of the Company's 300mm project is now in start-up and includes a pilot line with dedicated equipment. When the product development is complete, it is anticipated this next generation wafer will be flatter, cleaner and smoother than any available today and will permit the Company's customers to enter the next generation of their device technology. MEMC is currently manufacturing and selling 300mm wafers to equipment makers, industry consortia and device makers.

         The two industry consortia and their member companies have publicly communicated their plans to purchase evaluation quantities of 300mm wafers in 1997. Industry surveys indicate that the 300mm wafer market will begin to ramp up near the turn of the century.

         The Company also is currently conducting research and development of silicon-on-insulator (SOI) wafers. SOI technology employs an intermediate insulating layer of oxygen between the basic wafer substrate and the thin surface layer of silicon in which the integrated circuit device is located. This insulating layer is intended to virtually eliminate problems relating to circuit element isolation. The incorporation of a buried insulating layer also is intended to provide a number of other potential advantages for the most advanced applications that are not provided by epitaxial wafers, including operation at substantially higher speeds with improved reliability while consuming less power and operating at very low supply voltages. The insulating layer also is intended to allow the portion of the conventional device manufacturing process devoted to achieving isolation between circuit elements to be simplified, resulting in a process with fewer steps and a circuit with smaller dimensions. This should result in cost savings for semiconductor manufacturers from reduced processing time and increased yield.

RAW MATERIALS

         Polysilicon is the predominant raw material used in the production process. The Company produces approximately half of its total polysilicon requirements and purchases the remainder of its requirements from third parties. The availability of polysilicon is primarily dependent upon the adequacy of manufacturing capacity, as the basic materials from which polysilicon is derived are readily available. The Company believes that an adequate supply of polysilicon in 1997 will be obtained through internal sourcing and purchase contracts with third parties.

          The Company was the first manufacturer to successfully use granular polysilicon. Granular polysilicon has fluid-like transport properties and minimizes contamination risks due to reduced handling, which enhances the crystal growth process for larger diameter wafers. MEMC owns the only granular polysilicon plant in the world today.

MANUFACTURING PROCESS

         Silicon wafers for the semiconductor industry are extremely complex materials with characteristics such as high purity levels, crystallographic perfection and precise mechanical tolerances. Electronic grade silicon is one of the most refined materials in the world, having an impurity level of no more than one part per billion. Requirements for crystallographic perfection, mechanical tolerances and cleanliness in the manufacture of silicon wafers are at levels that stretch manufacturing processes to the limits of measurement, and necessitate that certain processes be conducted in state of the art "clean rooms." The silicon wafer manufacturing process is comprised of three principal phases: the crystal growth process, the wafer slicing process and the wafer finishing process.

Crystal Growth Process

         The first step in the wafer manufacturing process is the formation of a large, silicon single crystal or ingot. This process commences with the melting of polysilicon, together with minute amounts of electrically active "dopant" elements such as arsenic, boron, phosphorous or antimony in a quartz crucible.

         Once the melt has reached the desired temperature, a perfect silicon crystal, or "seed" is lowered into the melt. The melt is slowly cooled to the required temperature, and crystal growth begins around the seed. As the growth continues, the seed is slowly extracted or "pulled" from the melt. The temperature of the melt and the speed of extraction govern the diameter of the ingot, and the dopant concentration in the melt governs the electrical properties of the silicon wafers to be made from the ingot. This is a complex, proprietary process requiring many control features on the crystal-growing equipment.

Wafer Slicing Process

         After the ingots are grown, they are extracted from the crystal pulling furnaces and allowed to cool. The ingots are then ground to the specified diameter, following which the ingots are sliced into thin wafers. Next, a multi-step process using precision lapping machines, edge contour machines and chemical etchers prepares the wafers for the surface polishing steps.

Wafer Finishing Process

         Final polishing and cleaning processes give the wafers the clean, defect-free, and superflat mirror polished surfaces required for the fabrication of semiconductor devices. For wafer polishing, the Company currently uses its proprietary, ninth-generation polishers together with its innovative colloidal silica chemical-mechanical polishing process. Polishing with colloidal silica solutions was one of MEMC's early inventions that first allowed solid state devices to move from individual circuits to the complexities of today's integrated circuits. Some of the Company's products are further processed by the deposition of a thin, electrically different layer of silicon on the polished surface of the wafer to make epitaxial wafers.

RESEARCH AND DEVELOPMENT

         The Company's current research and development efforts are driven by its business strategy and focus mainly on the development and improvement of large diameter and advanced silicon wafer products and manufacturing processes, enhancement of existing products and increases in efficiency. The Company works closely with customers in developing new products and refining existing products in order to attempt to meet the needs of the marketplace. Recent products and innovations of the Company's research and development program include the use of granular polysilicon in its production processes and development of 300mm diameter wafers. The Company is also developing processes to reduce microdefects in crystals, and recently introduced Submicron Application Crystal to the market. Further improvements are also being made in the polishing process and processes to improve productivity of the Company's single slice epitaxial reactors.

         The market for silicon wafer products is characterized by rapid technological change and product innovation. MEMC believes that continued and timely development of new products and enhancements to existing products is necessary for it to maintain its competitive position. Accordingly, the Company devotes a significant portion of its resources to research and development programs and seeks to maintain close relationships with its customers to remain responsive to their product needs. Expenditures for product development activities (both in the laboratory and on the manufacturing line that are included in marketing, administration and technology expenses and in cost of goods sold, respectively) during 1996, 1995 and 1994, excluding expenditures by the Company's joint ventures, were $61.3 million, $46.0 million, and $40.4 million, respectively, representing 5.5%, 5.2% and 6.1% of the Company's net sales for the respective periods.

MARKETING AND SALES

         MEMC markets substantially all of its product through a direct sales force. The Company believes an essential element of its marketing strategy is its establishment and maintenance of close relationships with its customers through multi-functional teams comprised of technical, marketing and sales, and manufacturing personnel. These teams work closely with customers in developing their new production facilities, qualifying the Company's products for use at such new facilities and maintaining qualification at all existing manufacturing facilities. Sales are principally completed pursuant to indicative-only, one-year contracts that indicate expected volumes and specify price.

         The Company's close relationships with its customers are necessitated in part by the lengthy and expensive "qualification" process pursuant to which silicon wafer manufacturers, and their individual facilities, are qualified to become suppliers of a particular product to their customers. The Company is aware of changing customer needs and targets its manufacturing to produce wafers uniquely tuned to each customer's process and requirements. For 1996, over half of the Company's sales were generated by the following ten customers:
Chartered Semiconductor, Fujitsu Limited, International Business Machines Corporation (IBM), LG Semicon Co., Ltd., Motorola, Inc., National Semiconductor Corporation, Philips Electronics N.V., Samsung Electronics Co., Ltd. (Samsung), SGS-Thomson Microelectronics N.V. and Texas Instruments, Inc. (Texas Instruments). Texas Instruments individually exceeded 10% of the Company's sales in 1996. The highest rate of future growth in the semiconductor market is expected to be in the Asia Pacific region. The Company believes it is well positioned in the Asian market with manufacturing facilities or joint ventures in Japan, Malaysia, South Korea and Taiwan.

COMPETITION

         The silicon wafer manufacturing industry is highly competitive. Significant competitive factors in the silicon wafer market include quality, reliability and device line performance, flexibility, price, the size of each manufacturer's qualified customer base, available capacity, customer support and breadth of product line. The Company believes that it competes favorably in each of these areas. The Company also believes its presence with manufacturing facilities in all key world areas gives it a competitive edge.

         In many instances, the Company must compete for customers who have already made substantial financial and operational commitments to products offered by the Company's competitors. To sell its products to these customers, the Company must demonstrate that the performance and other benefits of its products justify the costs associated with the lengthy qualification process. Additionally, three of the Company's customers produce a portion of their own requirements for silicon wafers.

         The Company believes that its wafers are highly competitive with other products in the marketplace. However, the Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics.

STRATEGIC ALLIANCES

         MEMC has entered into a number of strategic alliances as part of its strategy to leverage its capital, to enter expanding markets, to forge closer working relationships with its principal customers and to broaden the geographic diversification of its operations. The Company has entered into alliances with prominent partners around the world, such as China Sijia Semiconductor Materials Corporation, China Steel Corporation (China Steel), IBM, Khazanah Nasional Berhad, Pohang Iron and Steel Co., Ltd. (POSCO), Samsung and Texas Instruments. The Company's investments in its less than majority owned joint ventures with POSCO and Samsung (POSCO HULS Company Limited -- PHC) and with China Steel (Taisil Electronic Materials Corporation -- Taisil) are accounted for using the equity method of accounting.

         In 1996, MEMC formed a new joint venture company, MEMC Kulim Electronic Materials Sdn Bhd (MEMC Kulim), 75% owned by the Company and 25% owned by Khazanah Nasional Berhad, an investment unit of the Malaysian government. MEMC Kulim will be located within the newly established Kulim High Technology Park near the city of Penang in Northern Malaysia. The Company anticipates that MEMC Kulim will be a key component of the Company's large diameter strategy, and believes that it will satisfy the growing market in South Asia by providing a strong, low cost base to support MEMC's further penetration into the Japanese market, and establishing a location where increments of capacity can be installed quickly and cost effectively. The joint venture will consist of a fully integrated large diameter facility, from crystal growing through polishing. Construction of MEMC Kulim will be timed to meet market needs.

         The Company also formed a joint venture company in December, 1995 with China Sijia Semiconductor Materials Company (CSMC). The venture, MCL, will produce small diameter product after the renovation of an existing CSMC production line in Luoyang, China. MEMC owns 60% of MCL. The Company believes that MCL will be a low cost source of small diameter wafers and will provide MEMC with joint venture and production experience in China.

BUSINESS RISKS AND UNCERTAINTIES

         In addition to the risk factors discussed elsewhere in this Annual Report on Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statement made by or on behalf of the Company.

Impact of Downturns in the Semiconductor Industry

         The Company's business depends in large part upon market demand for semiconductors and products utilizing semiconductors. The semiconductor industry historically has been cyclical and has experienced periodic downturns, which have had an adverse impact on the semiconductor industry and suppliers to the semiconductor industry -- including manufacturers of silicon wafers. Prior semiconductor industry downturns have adversely affected the Company's operating results. The Company believes that its strategy of geographic diversification of operations may partially reduce the effect of regional downturns in the semiconductor industry. However, the Company's operating results will be adversely affected by any future downturns in the semiconductor industry. In addition, the Company's significant investment in property and equipment, continued investment in engineering, research and development, expanded capacity and marketing necessary to penetrate targeted markets and to maintain extensive worldwide customer service and support capabilities limits the Company's ability to reduce expenses during downturns.

Capacity Expansions

         The Company is currently expanding its manufacturing facilities at certain of its locations around the world and continues to make investments in its joint ventures for the purpose of funding capital expenditures by such joint ventures. These capacity additions require significant capital investment and result in a significant increase in fixed and operating expenses. In addition, the Company has incurred additional indebtedness to partially finance such expenditures and investments. If there is insufficient demand for the silicon wafers produced in the Company's new or expanded facilities or if revenue levels do not increase sufficiently to offset these additional costs, the Company's operating results would be adversely impacted.

         The Company believes that its principal competitors are rapidly increasing manufacturing capacity, principally with respect to 200mm wafer manufacturing facilities. There can be no assurance that expansion by the Company and its competitors will not lead to overcapacity in the Company's target markets, which could cause declines in product prices that would adversely affect the Company's operating results.

Highly Competitive Industry

         The silicon wafer industry is highly competitive. The Company faces substantial competition from established silicon wafer manufacturers throughout the world, some of which have substantial financial, technical, engineering and manufacturing resources, and particularly from very large, well-capitalized Japanese manufacturers. The Company believes that the Japanese companies with which it competes benefit from their dominance of the technically advanced Japanese market, which represented approximately 40% of the worldwide silicon wafer market in 1996. In particular, Shin-Etsu Handotai is the largest supplier of silicon wafers in Japan and the world, providing it with the sales and technology base to compete effectively throughout the world. If the Company were unable to continue to compete effectively with Japanese silicon wafer manufacturers, then the Company's operating results would be adversely affected.

         The Company competes principally on the basis of technical innovation and product quality and performance, as well as customer service, price and product availability. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Competitive pressures or downturns in the semiconductor industry may necessitate price reductions which could adversely affect the Company's operating results.

         Although the Company believes that it has certain technological, geographic and other strengths over its competitors, realizing and maintaining such strengths will require a continued high level of investment by the Company in engineering, research and development, marketing and customer service and support and increased manufacturing capacity. An inability to maintain such investments could have an adverse affect on the Company's operating results. The Company may be required to seek additional equity or debt financing to fund these investments. There can be no assurance that such additional financing will be available when needed, or if available, will be on satisfactory terms.

Limited Number of Principal Customers

         Historically, the Company has sold a significant portion of its products to a limited number of principal customers. In 1996, over half of its sales were generated by ten customers. Likewise, the majority of PHC's sales were to one customer. There can be no assurance that the Company and PHC will realize equivalent sales from their top customers in the future. The loss of, or a significant curtailment of purchases by, one or more top customers could have a material adverse effect on the Company's operating results.

Changing Customer Specifications

         The silicon wafer industry is subject to rapid technological change, new and enhanced product specification requirements and manufacturing processes, as well as evolving industry standards. The Company's ability to remain competitive will depend upon its ability to develop technologically advanced products and processes, and to meet the increasingly demanding requirements of its customers on a cost effective basis. As a result, the Company expects to continue to make a significant investment in engineering and research and development. Despite its past successes, there can be no assurance that the Company will continue to be successful in the introduction, marketing and cost-effective manufacture of any of its new products, or that the Company will be able to develop new or enhanced products and processes that satisfy customer needs or achieve market acceptance. The failure to develop, enhance and introduce products and manufacturing processes successfully could adversely affect the Company's competitive position and operating results.

Manufacturing

         Disruption of operations at any of the Company's primary manufacturing facilities, including work stoppages, fire, flood or shortages of raw materials or supplies, would cause delays in or cancellations of shipments of silicon wafers. There can be no assurance that alternate capacity would be available on a timely basis or at all, thereby potentially resulting in a loss of customers. The disruption of operations for those or other reasons could adversely affect the Company's operating results.

International Operations

         The Company expects that international sales will continue to represent a significant percentage of its total sales. In addition, a significant portion of its manufacturing operations is located outside of the United States. International sales and operations may be adversely affected by the imposition of governmental controls, fluctuations in the U.S. dollar that could affect the sales prices and manufacturing costs in local currencies of the Company's products in foreign markets, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations. Although the Company generally hedges receivables denominated in currencies other than the U.S. dollar at the time of sale by entering into forward exchange contracts, there can be no assurance that exchange rate fluctuations will not have an adverse effect on the Company's operations in the future. Although the Company believes that the geographical distribution of its operations may limit the effects on the Company from regulatory, political and other factors, there can be no assurance that such factors will not adversely impact the Company's operations in the future or require the Company to modify its current business practices.

Dependence on Certain Suppliers

         The Company obtains certain of its raw materials from a limited number of suppliers. Although the supply of the Company's principal raw material, polysilicon, had recently been constrained throughout the industry, tightness in the supply of polysilicon did not have a material effect on the Company.
The Company believes that it has developed reliable sources for all of its raw materials and that qualified alternative sources could be obtained to supply such materials. Although the Company currently produces approximately half of its polysilicon and sources a substantial portion of the remainder under multi-year contracts with major polysilicon producers, a prolonged inability to obtain raw materials, such as polysilicon, or increases in the prices of raw materials resulting from tight supplies, could have an adverse effect on the Company's operating results.

Proprietary Information and Intellectual Property

         The Company believes that the success of its business depends primarily on its proprietary technology, information and processes and know-how, rather than on patents or trademarks. Nevertheless, the Company attempts to protect its intellectual property rights with respect to its products and manufacturing processes through patents, trademarks and trade secrets when appropriate as part of its ongoing research, development and manufacturing activities, and has increased its efforts to obtain patent protection for its technology in response to an increase in patent applications by the Company's competitors. Much of the Company's proprietary information and technology relating to the manufacturing process is not patented and may not be patentable. Therefore, there can be no assurance that the Company will be able to adequately protect its technology, that competitors will not be able to develop similar technology independently, that the claims allowed on any patents held by the Company will be sufficiently broad to protect the Company's technology or that foreign property laws will adequately protect the Company's intellectual property rights.

EMPLOYEES

         At December 31, 1996, the Company had approximately 7,000 full-time employees and 100 temporary workers worldwide. MEMC has not experienced any material work stoppages at any of its facilities during the last several years. The Company believes its relationships with its employees are satisfactory.

GEOGRAPHIC INFORMATION

         Information regarding MEMC's foreign and domestic operations is contained in Note 18 on page 33 of the Company's 1996 Annual Report to Stockholders (the 1996 Annual Report), which information is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Information regarding executive officers is contained in Item 10 of
Part III of this Report (General Instruction G) and is incorporated herein by reference.

ITEM 2.  PROPERTIES

         The Company's principal executive offices are located at 501 Pearl Drive (City of O'Fallon), St. Peters, Missouri 63376, and its telephone number at that address is (314) 279-5500. The principal manufacturing and administrative facilities of the Company and its joint ventures currently comprise approximately 3.5 million square feet and are situated in the following locations:

      Location                 Square Footage        Ownership
      --------                 --------------        ---------
St. Peters, MO, USA                 729,000             owned*
Spartanburg, SC, USA                309,000             owned
Santa Clara, CA, USA                 66,000             leased
Sherman, TX, USA                    212,000             leased
Pasadena, TX, USA                   305,000             leased
Luoyang, China                       82,000             leased
Merano, Italy                       318,000             owned
Novara, Italy                       302,000             owned
Utsunomiya, Japan                   173,000             owned
Kuala Lumpur, Malaysia               76,000             leased
Kulim, Malaysia                     (future             land leased
                              construction)
Chonan, South Korea                 442,000             owned
   (PHC joint venture)
Hsinchu, Taiwan                                         land leased,
   (Taisil joint venture)           449,000             building owned

* A portion of the St. Peters facility is currently leased with an option to purchase, pursuant to an industrial revenue bond financing.

         The Company believes that its existing facilities and equipment are well maintained, in good operating condition and are adequate to meet its current requirements. The extent of utilization of such facilities varies from plant to plant, and from time to time during the year.

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The narrative or tabular information regarding the market for the Company's common equity and related stockholder matters required by this item is set forth under Note 17, "Unaudited Quarterly Financial Information", and under "Stockholder Information" on pages 32 and 38, respectively, of the Company's 1996 Annual Report, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

        The tabular information (including the footnotes thereto) required by this item is set forth under "Five Year Selected Financial Data" on page 10 of the Company's 1996 Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The information required by this item is set forth on pages 11 through 14 of the Company's 1996 Annual Report, which information is incorporated herein by reference. In addition, the information contained in the "Safe Harbor Statement" section of the "Stockholder Information" on page 38 of the Company's 1996 Annual Report is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The consolidated financial statements of the Company appearing on pages 15 through 33, and the Independent Auditors' Report thereon of KPMG Peat Marwick LLP appearing on page 35 of the Company's 1996 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of year-end (the 1997 Proxy Statement). The information required by this item with respect to directors will be set forth in the 1997 Proxy Statement, and is incorporated herein by reference.

        The following is a list, as of March 1, 1997, of the names and ages of the executive officers of MEMC and all positions and offices with the Company presently held by the person named. There is no family relationship between any of the named persons.

     Name                   Age       All Positions and Offices Held
     ----                   ---       ------------------------------
Ludger H. Viefhues           54        Chief Executive Officer and Director
Dr. Robert M. Sandfort       54        President, Chief Operating Officer and
                                          Director
James M. Stolze              53        Executive Vice President and Chief
                                          Financial Officer
Dr. Werner Schmitz           57        Executive Vice President
Tom L. Cadwell               51        Corporate Vice President
Marcel Coinne                56        Corporate Vice President
Charles W. Cook, Jr.         52        Corporate Vice President
Dr. John P. DeLuca           54        Corporate Vice President
Ralph D. Hartung             53        Corporate Vice President
Helene F. Hennelly           50        Corporate Vice President, General Counsel
                                          and Secretary
Jonathon P. Jansky           45        Corporate Vice President
Paul V. Pastorek             50        Corporate Vice President
Huston E. Sherrill           54        Corporate Vice President
Dr. Kiyoo Shimada            54        Corporate Vice President
Lori S. Nye                  43        Vice President


        Each executive officer has held the same position or another executive position with the Company during the past five years, except as set forth in the 1997 Proxy Statement or as follows:

         Mr. Stolze was a partner with KPMG Peat Marwick LLP from 1977 until joining the Company in June, 1995. Dr. Schmitz was Head of Controlling, Plastics Division of Huls AG (an affiliate of the Company) from 1986 until 1992, and joined the Company in March, 1993 as a Corporate Vice President. Dr. Schmitz became an Executive Vice President in June, 1995. Dr. DeLuca served as Director, Manufacturing Technology from May, 1992 to November, 1994, and has been a Corporate Vice President since November, 1994. Ms. Hennelly has been a Corporate Vice President since May, 1996. Mr. Jansky served as Plant Manager of MEMC's St. Peters facility from 1992 until he became a Corporate Vice President on January 1, 1997. Mr. Pastorek was Director, Materials Management of the Company from 1990 to 1993, and served as Director, Business Development-Asia of the Company from 1993 until he became a Corporate Vice President in December, 1995. Mr. Sherrill was a director of the Company from May, 1993 to May, 1995, and has been a Corporate Vice President since July, 1991. Dr. Shimada was Director, 200mm of the Company from 1991 to 1992, Vice President of the Company from 1993 to May, 1996, and has been a Corporate Vice President of the Company since May, 1996. Dr. Shimada is also President and Representative Director of
MEMC Japan Ltd., a wholly owned subsidiary of the Company.   Ms. Nye was a
Product Manager for the Company from prior to 1989 until 1992, and since 1992 has been a Vice President.

ITEM 11.  EXECUTIVE COMPENSATION

        Information appearing under (i) "BOARD MEETINGS AND COMMITTEES; COMPENSATION OF DIRECTORS -- Directors Fees"; (ii) "SUMMARY COMPENSATION TABLE" and related footnotes; (iii) "OPTION/SAR GRANTS IN LAST FISCAL YEAR" and related footnotes; (iv) "AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES" and related footnotes; (v) "Pension Plan"; (vi) "Pension Plan Table (1)" and "Pension Plan Table (2)"; (vii) "Employment Agreements", and (viii) "Compensation Committee Interlocks and Insider Participation" of the 1997 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        Information appearing under "Security Ownership of Management and Certain Beneficial Owners" of the 1997 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information under "Certain Relationships and Related Party Transactions" of the 1997 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

1.  FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and its subsidiaries, included on pages 15 through 33 of the 1996 Annual Report, and the Independent Auditors' Report thereon of KPMG Peat Marwick LLP appearing on page 35 of such report are incorporated herein by reference.

         Consolidated Statements of Earnings -- Years ended December 31, 1996, 1995 and 1994.

         Consolidated Balance Sheets -- December 31, 1996 and 1995.

         Consolidated Statements of Cash Flows -- Years ended December 31, 1996, 1995 and 1994.

         Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1996, 1995 and 1994.

         Notes to Consolidated Financial Statements.

         Independent Auditors' Report.

2.  FINANCIAL STATEMENT SCHEDULES

         Report of Independent Auditors on Financial Statement Schedule     F-1

         Valuation and Qualifying Accounts                                  F-2

         Financial Statements of POSCO HULS Co., Ltd.:

              Independent Auditors' Report of KPMG San Tong & Co.           F-3

              Balance sheets as of December 31, 1996,
                and December 31, 1995 unaudited                             F-4

         Statements of Earnings -- Years ended December 31, 1996, and
           December 31, 1995 and 1994 unaudited                             F-5

         Statements of (Proposed) Appropriation (Disposition) of Retained
           Earnings (Deficit) -- Years ended December 31, 1996, and
           December 31, 1995 and 1994 unaudited                             F-6

         Statements of Cash Flows -- Years ended December 31, 1996,  and
           December 31, 1995 and 1994 unaudited                             F-7

         Notes to Financial Statements                                      F-8

3.  EXHIBITS

        See the Exhibit Index beginning at page 15 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the Exhibits listed under Exhibit Nos. 10-p through 10-u and Exhibit Nos. 10-dd, 10-vv, 10-ww, 10-eee and 10-fff of the Exhibit Index. The following Exhibits listed in the Exhibit Index are filed with this report:


    10-ggg         HSC/MEMC Agreement dated as of December 27, 1994 between the
                      Company and Hemlock Semiconductor Corporation ("Hemlock")
    10-ggg(1)      Letter Amendment dated as of June 20, 1995 to the HSC/MEMC
                      Agreement between the Company and Hemlock
    10-ggg(2)      Letter Amendment dated as of November 8, 1996 to the HSC/MEMC
                      Agreement between the Company and Hemlock
    10-hhh         Joint Venture Agreement dated as of December 20, 1996 between the Company and Khazanah Nasional Berhad
    10-iii         Technology Cooperation Agreement dated as of December 20,
                      1996 between the Company and MEMC Kulim Electronic Materials, SDN BHD
    10-jjj         Credit Agreement dated as of December 1, 1996 between the
                      Company and Huls AG
    10-kkk         Credit Agreement dated as of December 1, 1996 between the
                      Company and Huls AG
    10-lll         Credit Agreement dated as of April 1, 1996 between the
                      Company and Huls AG
    10-mmm         Fourth Short-Term Loan Agreement dated as of March 31, 1996 between the Company and Huls Corporation
    13             Pages 10 through 35 (excluding the "Report of Management" on page 34) and page 38 of the Company's 1996 Annual Report
    21             Subsidiaries of the Company
    23-a           Consent of KPMG Peat Marwick LLP
    23-b           Consent of KPMG San Tong & Co.
    24             Powers of Attorney submitted by Prof. Dr. Harald Jurgen
                      Biangardi; Armin-Peter Bode; Willem D. Maris; Dr. Alfred Oberholz; Paul T. O'Brien; and Michael B. Smith
    27             Financial Data Schedule (filed electronically with the SEC only)

4.      REPORTS ON FORM 8-K

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   MEMC ELECTRONIC MATERIALS, INC.


                                   By:        /s/ LUDGER H. VIEFHUES
                                       --------------------------------------
                                               Ludger H. Viefhues
                                       Chief Executive Officer and Director

Date: March 21, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

           Signature                                         Title                            Date
           ---------                                         -----                            ----
       /s/ LUDGER H. VIEFHUES                      Chief Executive Officer and           March 21, 1997
-------------------------------------                   Director
           Ludger H. Viefhues                      (Principal executive officer)


       /s/ DR. ROBERT M. SANDFORT                  President, Chief Operating            March 21, 1997
-------------------------------------                   Officer and Director
           Dr. Robert M. Sandfort

       /s/ JAMES M. STOLZE                         Executive Vice President and          March 21, 1997
-------------------------------------                   Chief Financial Officer
           James M. Stolze                        (Principal financial and
                                                      accounting officer)


       /s/ DR. ERHARD MEYER-GALOW                   Chairman of the Board of              March 21, 1997
-------------------------------------                   Directors
           Dr. Erhard Meyer-Galow

                 *                                 Director                              March 21, 1997
-------------------------------------
       Prof. Dr. Harald Jurgen Biangardi

                 *                                 Director                              March 21, 1997
-------------------------------------
       Armin-Peter Bode

                 *                                 Director                              March 21, 1997
-------------------------------------
       Willem D. Maris

                 *                                 Director                              March 21, 1997
-------------------------------------
       Dr. Alfred Oberholz

                 *                                 Director                              March 21, 1997
-------------------------------------
       Paul T. O'Brien

                 *                                 Director                              March 21, 1997
-------------------------------------
       Michael B. Smith

* James M. Stolze, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.


                                         /s/ JAMES M. STOLZE
                                     ------------------------------
                                           James M. Stolze
                                           Attorney-in-Fact

                                 EXHIBIT INDEX

        These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.

   Exhibit
   No.           Description
   ---           -----------
    2             Omitted -- Inapplicable
    3(i)          Restated Certificate of Incorporation of the Company
                      (Incorporated by reference to Exhibit 3-a of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    3(ii)         Restated By-laws of the Company (Incorporated by reference to
                      Exhibit 3-b of the Company's Form 10-Q for the Quarter ended September 30, 1996)
    4             Omitted -- Inapplicable
    9             Omitted -- Inapplicable
    *10-a         Shareholders Agreement dated May 24, 1994 among the Company and China Steel Corporation ("China Steel"), China Development Corporation and Chiao Tung Bank (Incorporated by reference to Exhibit 10(a) of Amendment No. 4 to the company's Form S-1 Registration Statement No. 33-92412)
    *10-b         Technology Cooperation Agreement dated October 26, 1994
                      between the Company and Taisil Electronic Materials Corporation ("Taisil") (Incorporated by reference to
                      Exhibit 10-b of Amendment No. 4 to the Company's Form S-1 Registration Statement No. 33-92412)
    10-c          Joint Venture Agreement dated August 28, 1990 among the
                      Company, Pohang Iron and Steel Company, Ltd. ("POSCO") and Samsung Electronics Company, Ltd. ("Samsung") (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
    10-d          First Amendment to Joint Venture Agreement dated December 9,
                      1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
    10-e          Second Amendment to Joint Venture Agreement dated December 30,
                      1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
    *10-f         Technical Agreement dated December 19, 1990 between the
                      Company and POSCO Huls Company Limited ("PHC") (Incorporated by reference to Exhibit 10-f of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
    *10-g         Amendment to Technical Agreement dated as of January 1, 1995 between the Company and PHC (Incorporated by reference to
                      Exhibit 10-g of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
    *10-h         Shareholder's Agreement dated as of May 16, 1995 between the
                      Company and Texas Instruments Incorporated ("TI") (Incorporated by reference to Exhibit 10-h of Amendment No. 4 to the Company's Form S-1 Registration Statement No. 33-92412)
    *10-i         TI Purchase Agreement dated as of June 30, 1995 between the
                      Company, MEMC Southwest Inc. ("MEMC Southwest") and TI (Incorporated by reference to Exhibit 10-i of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-j          Lease Agreement Covering Silicon Wafer Operation Premises
                      dated June 30, 1995 between TI and MEMC Southwest (Incorporated by reference to Exhibit 10-j of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-j(1)       Sublease Agreement covering Silicon Wafer Operation Premises dated June 30, 1995 between TI and MEMC Southwest (Incorporated by reference to Exhibit 10-j(1) of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    *10-k         Technology Transfer Agreement dated as of June 30, 1995
                      between the Company, TI and MEMC Southwest (Incorporated by reference to Exhibit 10-k of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-l          Registration Rights Agreement between the Company and Huls
                      Corporation (Incorporated by reference to Exhibit 10-l of the Company's Form 10-K for the Year ended December 31,
                      1995)

    10-m          Master Reserve Volume Agreement (Incorporated by reference to
                      Exhibit 10-m of the Company's Form 10-K for the Year ended December 31, 1995)
    10-n          Tax Sharing Agreement for 1995 among Huls Corporation and its subsidiaries (Incorporated by reference to Exhibit 10-n of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
    10-o          Tax Disaffiliation Agreement dated as of June 15, 1995 among the Company, Huls Corporation and VEBA Corporation (Incorporated by reference to Exhibit 10-o of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    +10-p         Amended and Restated Employment Agreement between the Company and Roger D. McDaniel (Incorporated by reference to
                      Exhibit 10-p of the Company's Form 10-Q for the Quarter ended June 30, 1996)
    +10-q         Employment Agreement between the Company and Dr. Robert M.
                      Sandfort (Incorporated by reference to Exhibit 10-q of the Company's Form 10-K for the Year ended December 31, 1995)
    +10-r         Employment Agreement dated as of April 1, 1993 among Huls
                      Belgium S.A., the Company and Marcel Coinne (Incorporated by reference to Exhibit 10-r of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
    +10-s         MEMC Electronic Materials, Inc. Supplemental Executive Pension
                      Plan (Incorporated by reference to Exhibit 10-s of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
    +10-t         MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan
                      (Incorporated by reference to Exhibit 10-t of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
    +10-t(1)      Form of Stock Option and Restricted Stock Agreement
                      (Incorporated by reference to Exhibit 10-t(1) of the Company's Form 10-K for the Year ended December 31, 1995)
    +10-t(2)      Stock Option and Restricted Stock Agreement between the
                      Company and Roger D. McDaniel (Incorporated by reference to Exhibit 10-t(2) of the Company's Form 10-K for the Year ended December 31, 1995)
    +10-t(3)      Stock Option and Restricted Stock Agreement between the
                      Company and Dr. Robert M. Sandfort (Incorporated by reference to Exhibit 10-t(3) of the Company's Form 10-K for the Year ended December 31, 1995)
    +10-u         MEMC Electronic Materials, Inc. Annual Incentive Plan
                      (Incorporated by reference to Exhibit 10-u of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
    10-v          Service Agreement dated January 1, 1995 between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-v of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
    10-w          Agreement amending the Service Agreement dated June 19, 1995 among the Company and Huls Corporation (Incorporated by reference to Exhibit 10-w of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-x          Agency and Services Agreement dated January 1, 1995 between
                      MEMC Electronic Materials, SpA and Huls France S.A. (Incorporated by reference to Exhibit 10-x of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
    10-y          Agency and Services Agreement dated April 1, 1989 between MEMC
                      Electronic Materials, SpA and Huls (U.K.) Ltd. and the amendment thereto dated November 20, 1991 (Incorporated by reference to Exhibit 10-y of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
    10-z          Service Agreement effective July 1, 1995 between MEMC
                      Electronic Materials, SpA and Huls AG (and English translation thereof) (Incorporated by reference to Exhibit 10-z of the Company's Form 10-K for the Year ended December 31, 1995)
    10-aa         Sales Representative and Offer Agency Agreement dated November
                      7, 1991 between MEMC Electronic Materials, SpA and MEMC Electronic Materials, Company (now MEMC Huls Korea Company) (Incorporated by reference to Exhibit 10-aa of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)

    *10-bb        Trichlorosilane Supply Agreement between MEMC Electronic
                      Materials SpA and Huls Silicone GmbH dated as of December 31, 1995 (Incorporated by reference to Exhibit 10-bb of the Company's Form 10-K for the Year ended December 31,
                      1995)
    10-cc         Sales Agency Agreement dated December 9, 1991 between the
                      Company and MEMC Huls Korea Company (Incorporated by reference to Exhibit 10-cc of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
    +10-dd        Employment Agreement effective as of June 16, 1995 between the
                      Company and James M. Stolze (Incorporated by reference to
                      Exhibit 10-ee of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
    10-ee         Note Agreement dated as of June 30, 1995 among MEMC Southwest
                      Inc., Texas Instruments Incorporated and MEMC Electronic Materials, Inc. (Incorporated by reference to Exhibit 10-gg of the Company's Form 10-K for the Year ended December 31, 1995)
    10-ff         Reimbursement Agreement dated as of June 29, 1995 between
                      Dresdner Bank AG and MEMC Electronic Materials, Inc. (Incorporated by reference to Exhibit 10-hh of Amendment No. 4 to the Company's Form S-1 Registration Statement No. 33-92412)
    10-gg         Credit Agreement dated as of July 10, 1995, between the
                      Company and Huls Corporation (Incorporated by reference to
                      Exhibit 10- jj of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-hh         Credit Agreement dated as of July 10, 1995, between the
                      Company and Huls Corporation (Incorporated by reference to
                      Exhibit 10- kk of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-ii         Credit Agreement dated as of July 10, 1995, between the
                      Company and Huls Corporation (Incorporated by reference to
                      Exhibit 10- ll of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-jj         Credit Agreement dated as of July 10, 1995, between the
                      Company and Huls Corporation (Incorporated by reference to
                      Exhibit 10- mm of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-kk         Credit Agreement dated as of July 10, 1995, between the
                      Company and Huls AG (Incorporated by reference to Exhibit 10-nn of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-ll         Credit Agreement dated as of July 10, 1995, between the
                      Company and Huls AG (Incorporated by reference to Exhibit 10-oo of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-mm         Revolving Credit Agreement dated as of July 10, 1995, between the Company and Huls AG (Incorporated by reference to
                      Exhibit 10-pp of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-nn         Deposit Agreement dated July 21, 1995 between the Company and
                      Huls AG (Incorporated by reference to Exhibit 10-qq of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-oo         Reimbursement Agreement effective as of August 1, 1995 between the Company and Huls AG (Incorporated by reference to
                      Exhibit 10-rr of the Company's Form 10-K for the Year ended December 31, 1995)
    10-pp         Asset Purchase Agreement dated as of July 31, 1995, among
                      Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ss of the Company's Form 10-K for the Year ended December 31, 1995)
    10-qq         MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company's Form 10-K for the Year ended December 31, 1995)
    10-rr         Operating Agreement dated as of July 31, 1995, between
                      Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-uu of the Company's Form 10-K for the Year ended December 31, 1995)
    *10-ss        Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-vv of the Company's Form 10-K for the Year ended December 31, 1995)
    *10-tt        Technology Purchase Agreement dated as of July 31, 1995, among
                      Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-ww of the Company's Form 10-K for the Year ended December 31, 1995)

    10-uu         Ground Lease Agreement dated as of July 31, 1995, between
                      Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-xx of the Company's Form 10-K for the Year ended December 31, 1995)
    +10-vv        Form of Stock Option and Performance Restricted Stock
                      Agreement (Incorporated by reference to Exhibit 10-yy of the Company's Form 10-K for the Year ended December 31,
                      1995)
    +10-ww        Form of Stock Option Agreement (Incorporated by reference to
                      Exhibit 10-zz of the Company's Form 10-K for the Year ended December 31, 1995)
    10-xx         Credit Agreement between the Company and Huls AG dated as of
                      December 22, 1995 (Incorporated by reference to Exhibit 10-aaa of the Company's Form 10-K for the Year ended December 31, 1995)
    10-yy         Credit Agreement between the Company and Huls AG dated as of
                      December 22, 1995 (Incorporated by reference to Exhibit 10-bbb of the Company's Form 10-K for the Year ended December 31, 1995)
    10-zz         Credit Agreement between the Company and Huls AG dated as of
                      December 22, 1995 (Incorporated by reference to Exhibit 10-ccc of the Company's Form 10-K for the Year ended December 31, 1995)
    10-aaa        Credit Agreement between the Company and Huls AG dated as of
                      December 22, 1995 (Incorporated by reference to Exhibit 10-ddd of the Company's Form 10-K for the Year ended December 31, 1995)
    10-bbb        Commitment Fee Agreement between the Company and Huls
                      Corporation dated as of July 10, 1995 (Incorporated by reference to Exhibit 10-eee of the Company's Form 10-K for the Year ended December 31, 1995)
    10-ccc        Commitment Fee Agreement between the Company and Huls
                      Corporation dated as of July 10, 1995 (Incorporated by reference to Exhibit 10-fff of the Company's Form 10-K for the Year ended December 31, 1995)
    10-ddd        Commitment Fee Agreement between the Company and Huls
                      Corporation dated as of July 10, 1995 (Incorporated by reference to Exhibit 10-ggg of the Company's Form 10-K for the Year ended December 31, 1995)
    +10-eee       Employment Agreement dated as of September 3, 1996 between the
                      Company and Ludger H. Viefhues (Incorporated by reference to Exhibit 10-hhh of the Company's Form 10-Q for the Quarter ended September 30, 1996)
    +10-fff       Stock Option Agreement dated as of September 1, 1996 between the Company and Ludger H. Viefhues (Incorporated by reference to Exhibit 10-iii of the Company's Form 10-Q for the Quarter ended September 30, 1996)
    **10-ggg      HSC/MEMC Agreement dated as of December 27, 1994 between the
                      Company and Hemlock Semiconductor Corporation ("Hemlock")
    **10-ggg(1)   Letter Amendment dated as of June 20, 1995 to the HSC/MEMC
                      Agreement between the Company and Hemlock
    **10-ggg(2)   Letter Amendment dated as of November 8, 1996 to the HSC/MEMC
                      Agreement between the Company and Hemlock
    **10-hhh      Joint Venture Agreement dated as of December 20, 1996 between the Company and Khazanah Nasional Berhad
    **10-iii      Technology Cooperation Agreement dated as of December 20, 1996 between the Company and MEMC Kulim Electronic Materials, SDN BHD
    10-jjj        Credit Agreement dated as of December 1, 1996 between the
                      Company and Huls AG
    10-kkk        Credit Agreement dated as of December 1, 1996 between the
                      Company and Huls AG
    10-lll        Credit Agreement dated as of April 1, 1996 between the Company and Huls AG
    10-mmm        Fourth Short-Term Loan Agreement dated as of March 31, 1996 between the Company and Huls Corporation
    11            Omitted -- Inapplicable
    12            Omitted -- Inapplicable
    13            Pages 10 through 35 (excluding the "Report of Management" on page 34) and page 38 of the Company's 1996 Annual Report
    16            Omitted -- Inapplicable

    18            Omitted -- Inapplicable
    21            Subsidiaries of the Company
    22            Omitted -- Inapplicable
    23-a          Consent of KPMG Peat Marwick LLP
    23-b          Consent of KPMG San Tong & Co.
    24            Powers of Attorney submitted by  Prof. Dr. Harald Jurgen
                  Biangardi; Armin-Peter Bode; Willem D. Maris; Dr. Alfred
                  Oberholz; Paul T. O'Brien; and Michael B. Smith
    27            Financial Data Schedule (filed electronically with the SEC only)
    99            Omitted -- Inapplicable

----------------------

    * Confidential treatment of certain portions of these documents has been granted.

    ** Portions of these Exhibits have been deleted pursuant to a request for Confidential Treatment filed separately with the Secretary of the Securities and Exchange Commission.

    + These Exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an Exhibit to this form pursuant to Item 14(c) of this report.

                          Independent Auditors' Report


The Board of Directors and Stockholders
MEMC Electronic Materials, Inc.

Under date of January 24, 1997, we reported on the consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of earnings, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in item 14(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                       /s/ KPMG Peat Marwick LLP


St. Louis, Missouri
January 24, 1997

                        MEMC ELECTRONIC MATERIALS, INC.
                                AND SUBSIDIARIES

                Schedule II -- Valuation and Qualifying Accounts


                                     Balance at   Charged to     Charged to                      Balance at
                                     Beginning    Costs and    Other Accounts-    Deductions-      End of
Dollars in thousands                 of Period   Expenses(1)     Describe(2)        Describe       Period
                                     ---------   -----------     -----------        --------       ------
Allowance for doubtful accounts:
   Year ended December 31, 1994         $1,399        311         202(A)(B)         (232)(C)         1,680

   Year ended December 31, 1995          1,680        338          30(B)              (8)(B)         2,040

   Year ended December 31, 1996          2,040        295           0                (36)(B)(C)      2,299
                                         =====        ===          ==               ====             =====


(A) Acquisition of business
(B) Currency fluctuations
(C) Write-off of uncollectible accounts

                          INDEPENDENT AUDITORS' REPORT



To the Stockholders and Board of Directors
POSCO HULS Co., Ltd.:

We have audited the accompanying balance sheet of POSCO HULS Co., Ltd. as of December 31, 1996, and the related statements of earnings, (proposed) appropriation (disposition) of retained earnings (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion, as an independent auditor, on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the Republic of Korea, which are substantially equivalent to generally accepted auditing standards in the United States.

In our opinion, the financial statements referred to above present fairly the financial position of POSCO HULS Co., Ltd. as of December 31, 1996, and the results of its operations, the changes in its retained earnings, and its cash flows for the year then ended in conformity with generally accepted financial accounting standards in the Republic of Korea.

The financial statements for the years ended December 31, 1995 and 1994, which are presented herein for the convenience of the reader, were not audited. Accordingly, we express no opinion or other form of assurance on the financial statements for the years ended December 31, 1995 and 1994.

Generally accepted accounting principles in the Republic of Korea vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected results of operations for each of the years in the two-year period ended December 31, 1996 and stockholders' equity as of December 31, 1996 and 1995, to the extent summarized in Note 19 to the financial statements.



                                               /s/ KPMG San Tong & Co.

Seoul, Korea
January 12, 1997

                              POSCO HULS CO., LTD.

                                 BALANCE SHEETS

                           December 31, 1996 and 1995

                    (In thousands of Won, except share data)

                                                                    1996         1995
                                                                ------------  -----------
Assets                                                                        (Unaudited)
------
Current assets:
  Cash and cash equivalents (note 2)                          Won 34,903,183   28,244,275
  Marketable securities                                            3,000,000      187,741
  Notes and accounts receivable, less allowance
     for doubtful accounts of Won 133,905 thousand
     in 1996 (nil in 1995) (note 9)                               13,256,629    6,853,609
  Inventories                                                     40,843,069   18,483,648
  Prepaid expenses and other current assets (notes 3 and 9)        4,859,826    6,340,360
                                                                ------------  -----------
                Total current assets                              96,862,707   60,109,633

Investments and other assets (note 5)                             11,226,652    4,661,157

Fixed assets, less accumulated
  depreciation (notes 4, 6, 7 and 8)                             208,379,715  198,415,725
                                                                ------------  -----------
                                                             Won 316,469,074  263,186,515
                                                                ============  ===========
Liabilities and Stockholders' Equity
------------------------------------
Current liabilities:
  Notes and accounts payable (note 9)                              1,510,799    2,027,308
  Short-term borrowings (note 4)                                   2,217,954      575,038
  Accounts payable - other (note 9)                                8,674,078   14,069,062
  Current portion of long-term liabilities
     (notes 4, 7, 11 and 12)                                      40,648,355   39,474,029
  Accrued expenses and other current liabilities                   4,852,728    3,306,607
                                                                ------------  -----------
                Total current liabilities                         57,903,914   59,452,044

Retirement and severance benefits (note 10)                        4,194,476    2,113,783
Bonds issued (note 11)                                            19,689,194   29,407,653
Long-term debt, less current portion (notes 4 and 12)             64,596,501   56,095,999
Long-term obligations under financing leases (note 7)             39,716,760   31,808,427
                                                                ------------  -----------
                Total liabilities                                186,100,845  178,877,906
                                                                ------------  -----------
Stockholders' equity (notes 9 and 13):
  Common stock of Won 5,000 par value.  Authorized -
     20,000,000 shares, issued and outstanding -
     17,200,000 shares in 1996 and 1995                           86,000,000   86,000,000
  Retained earnings (deficit)                                     44,368,229   (1,691,391)
                                                                ------------  -----------
                Total stockholders' equity                       130,368,229   84,308,609
                                                                ------------  -----------
Commitments and contingencies (note 15)
                                                             Won 316,469,074  263,186,515
                                                                ============  ===========

See accompanying notes to financial statements.

                              POSCO HULS CO., LTD.

                             STATEMENTS OF EARNINGS

                  Years ended December 31, 1996, 1995 and 1994

                    (In thousands of Won, except share data)

                                                 1996          1995          1994
                                             ------------  ------------  ------------
                                                           (Unaudited)   (Unaudited)
Sales (note 9)                         Won    222,195,104   139,171,643    77,858,960

Cost of goods sold (note 9)                   142,828,088   102,842,445    68,858,384
                                             ------------  ------------  ------------
        Gross profit                           79,367,016    36,329,198     9,000,576

Selling, general and administrative
  expenses                                      8,657,838     4,847,000     4,034,723
                                             ------------  ------------  ------------
        Operating income                       70,709,178    31,482,198     4,965,853
                                             ------------  ------------  ------------
Other income (deductions):
  Interest income                               3,965,838     2,471,534       993,047
  Interest expense                            (14,710,337)  (14,526,033)  (15,730,013)
  Foreign exchange gain (loss), net            (7,454,961)    1,929,605     1,683,955
  Amortization of deferred charges                      -    (4,179,719)   (4,547,074)
  Other, net                                   (1,789,098)    2,140,913       819,504
                                             ------------  ------------  ------------
                                              (19,988,558)  (12,163,700)  (16,780,581)
                                             ------------  ------------  ------------
        Earnings (loss) before
            income taxes                       50,720,620    19,318,498   (11,814,728)

Income taxes (note 14)                          4,661,000             -             -
                                             ------------  ------------  ------------
        Net earnings (loss)            Won     46,059,620    19,318,498   (11,814,728)
                                             ============  ============  ============
Earnings (loss) per share of common
  stock (note 16)                      Won          2,678         1,153        (1,084)
                                             ============  ============  ============

See accompanying notes to financial statements.

                              POSCO HULS CO., LTD.

             STATEMENTS OF (PROPOSED) APPROPRIATION (DISPOSITION)
                        OF RETAINED EARNINGS (DEFICIT)

                  Years ended December 31, 1996, 1995 and 1994

                             (In thousands of Won)


         Date of Proposed Appropriation for 1996:       March 7, 1997
         Date of Disposition for 1995           :       February 8, 1996
         Date of Disposition for 1994           :       March 28, 1995



                                                                     1996             1995                1994
                                                               --------------     -------------      ------------
                                                                                   (Unaudited)        (Unaudited)
Unappropriated retained earnings (deficit):
   Balance at beginning of year                           Won      (1,691,391)      (21,009,889)      (10,620,944)
   Prior year adjustment, net (note 18)                                     -                 -         1,425,783
   Net earnings (loss) for the year                                46,059,620        19,318,498       (11,814,728)
                                                                   ----------       -----------      ------------
                                                                   44,368,229        (1,691,391)      (21,009,889)
                                                                   ----------       -----------      ------------

Proposed appropriation of unappropriated
   retained earnings (deficit):
      Legal reserve (note 13)                                       2,500,000                 -                 -
      Reserve for business
         rationalization (note 13)                                  4,396,250                 -                 -
      Cash dividends (note 17)                                     25,000,000                 -                 -
      Reserve for technology development                            1,600,000                 -                 -
      Reserve for export loss                                       4,100,000                 -                 -
      Reserve for overseas
         market development                                         1,400,000                 -                 -
                                                                   ----------       -----------      ------------

                                                                   38,996,250                 -                 -
                                                                   ----------       -----------      ------------

Balance of unappropriated
   retained earnings (deficit)
   after (proposed) appropriation                         Won       5,371,979        (1,691,391)      (21,009,889)
                                                                   ==========       ===========      ============



See accompanying notes to financial statements.

                              POSCO HULS CO., LTD.

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1996, 1995 and 1994

                             (In thousands of Won)

                                                                        1996          1995            1994
                                                                    ------------  ------------    ------------
                                                                                   (Unaudited)     (Unaudited)
Cash flows from operating activities:
  Net earnings (loss)                                             Won 46,059,620    19,318,498     (11,814,728)
  Adjustments to reconcile net earnings (loss) to cash
    provided by operating activities:
     Unrealized foreign translation loss (gain), net                   9,394,083    (1,136,910)     (1,694,214)
     Loss on disposition of fixed assets                               1,932,245       109,281          46,363
     Depreciation and amortization                                    48,237,889    35,573,663      20,880,795
     Provision for retirement and severance benefits                   2,506,376     1,100,561         903,188
     Contribution to National Pension Fund                              (179,869)     (102,430)              -
     Payment for retirement and severance benefits                      (245,814)     (239,918)       (260,449)
     Decrease (increase) in notes and accounts receivable             (6,403,020)   (2,882,158)        102,420
     Decrease (increase) in prepaid expenses and
        other current assets                                             971,188    (4,035,094)         36,248
     Decrease (increase) in inventories                              (22,329,594)   (7,082,396)      1,706,205
     Increase (decrease) in trade notes and accounts payable            (516,509)      311,472         867,881
     Increase in accrued expenses and other current liabilities        1,546,121       112,063       1,567,630
     Other, net                                                          467,325        31,842               -
                                                                    ------------  ------------    ------------
        Net cash provided by operating activities                     81,440,041    41,078,474      12,341,339
                                                                    ------------  ------------    ------------

Cash flows from investing activities:
  Additions to fixed assets                                          (57,921,305)  (40,452,647)    (13,088,055)
  Purchase of marketable securities                                   (3,000,000)            -               -
  Proceeds from sale of fixed assets                                      24,448         7,710         130,020
  Proceeds from disposition of marketable securities                     187,741     1,000,000       4,385,800
  Increase in investments and other assets
     and deferred charges                                             (6,056,683)   (2,150,594)       (328,880)
                                                                    ------------  ------------    ------------
        Net cash used in investing activities                        (66,765,799)  (41,595,531)     (8,901,115)
                                                                    ------------  ------------    ------------

Cash flows from financing activities:
  Increase (decrease) in bank overdraft and
     short-term borrowings, net                                        1,636,868    (3,670,027)    (17,837,670)
  Proceeds from issuance of bonds                                              -    29,234,000               -
  Proceeds from long-term debt                                        29,821,827    27,208,837      13,043,713
  Repayment of long-term liabilities, including current
     portion                                                         (39,474,029)  (59,102,871)    (14,851,310)
  Proceeds from issuance of common stock                                       -    30,000,000      20,000,000
                                                                    ------------  ------------    ------------
        Net cash (used in) provided by financing activities           (8,015,334)   23,669,939         354,733
                                                                    ------------  ------------    ------------
Net increase in cash and cash equivalents                              6,658,908    23,152,882       3,794,957
Cash and cash equivalents at beginning of year                        28,244,275     5,091,393       1,296,436
                                                                    ------------  ------------    ------------
Cash and cash equivalents at end of year                          Won 34,903,183    28,244,275       5,091,393
                                                                    ============  ============    ============
Supplemental disclosure of cash flow information:
  Cash paid (refunded) during the year for:
     Income taxes                                                 Won  2,611,415       195,361        (261,891)
     Interest                                                         14,931,976    14,474,079      15,513,029
                                                                    ============  ============    ============
Supplemental schedule of noncash investing and
  financing activities - capital lease obligations incurred
  and additions to leased equipment                               Won 13,892,207    14,678,987      19,721,159
                                                                    ============  ============    ============

See accompanying notes to financial statements.

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                        December 31, 1996, 1995 and 1994

Won in thousands, except share data

(1)  Summary of Significant Accounting Policies

     (a)  Basis of Presentation

          POSCO HULS Co., Ltd. (the Company) maintains its books of account in accordance with generally accepted financial accounting standards in the Republic of Korea.

     (b)  Marketable Securities

          Marketable securities are stated at cost plus incidental expenses, determined by the weighted average method.

     (c)  Inventories

          Inventories, excluding materials-in-transit, are stated at cost determined by the weighted average method. Materials-in-transit are valued at cost determined by the individual identification method.

     (d)  Fixed Assets

          Fixed assets are stated at cost. The Company charges maintenance, repairs and minor renewals to expense as incurred. Major renewals and improvements are capitalized. Interest incurred during the construction and installation of manufacturing plants are capitalized as part of fixed assets.

          Depreciation is computed by the straight-line method at rates based on the following estimated useful lives:


                                                                  Useful lives
                                                                   in years

          Buildings                                                 30 - 60
          Buildings - auxiliary facilities                          15 - 18
          Structures                                                15 - 40
          Machinery and equipment                                    4 - 10
          Vehicles                                                     5
          Tools and equipment                                          5
          Furniture and fixtures                                       5
          Industrial water usage rights                               15

     (e)  Accounting for Leases

          The Company accounts for leases as operating or financing leases in accordance with the Accounting Standards for Leases.




                                      F-8                         (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                             (In thousands of Won)

(1)  Summary of Significant Accounting Policies, Continued

     (e)  Accounting for Leases, Continued

          Under the operating lease method, the lease expense is charged to income as actual payments are made or due. Prepaid lease expense relating to operating leases is amortized over the lease term of the related lease.

          Under the financing lease method, the present value of leased equipment, which is the amount of total minimum lease payments minus the interest portion included in the amount, is recorded as a leased asset and a long-term obligation under financing leases. The leased assets are amortized over the lease term. Interest expense on long-term obligations under financing leases is recorded when incurred.

     (f)  Deferred Charges

          Preoperating costs are deferred and amortized by an equal annual amount over three years from 1993. Bond issue costs and research and development costs are expensed in the year they are incurred.

     (g)  Discount on Bonds Issued

          Discount on bonds issued is amortized over a period from the date of issuance to the maturity of the related bonds using the straight-line method.

     (h)  Retirement and Severance Benefits

          Employees who have been with the Company for more than one year are entitled to lump-sum payments based on current rates of pay and length of service when they leave the Company. A portion of the liability is covered by an insurance policy. The Company's estimated liability under the plan has been accrued in the accompanying financial statements at the amounts which would be payable if all employees left the Company at the balance sheet date.

          Under the National Pension Scheme of Korea, effective January 1, 1994, the Company is required to transfer a certain portion of retirement allowances of employees to the National Pension Fund. The amount transferred will reduce the retirement and severance benefit amount to be payable to the employees when they leave the Company and is reflected in the accompanying financial statements.

     (i)  Revenue Recognition

          Local sales are recognized when goods are delivered and inspection by the customer is completed while export sales are recognized as of the shipment date.


                                      F-9                         (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                             (In thousands of Won)

(1)  Summary of Significant Accounting Policies, Continued

     (j)  Foreign Currency Translation

          Assets and liabilities denominated in foreign currencies are translated into Korean Won at the standard rate of exchange at year-end. Exchange adjustments are generally charged or credited to income as they occur.

     (k)  Income Taxes

          Provision is not made in the accounts to reflect the future tax benefit (expense) on the interperiod allocation of income taxes resulting from certain income and expense items being treated differently for financial reporting purposes than tax computation purposes.

     (l)  Earnings (Loss) per Common Share

          Earnings (loss) per common share is calculated by dividing net earnings (loss) by the weighted average number of shares of common stock outstanding during each period.

     (m)  Statement of Cash Flows

          For purposes of the statement of cash flows, the Company considers all highly liquid marketable securities with a maturity of three months or less to be cash equivalents.

(2)  Cash and Cash Equivalents

     Cash and cash equivalents at December 31, 1996 and 1995 consist of the following:


                                                  1996        1995
                                               ----------  -----------
                                                           (Unaudited)
            Cash on hand                  Won       2,429       12,472
            Passbook accounts                          17            -
            Checking accounts                       4,480      124,556
            Corporate savings deposits              1,404       25,899
            Foreign currency deposits               4,062    1,681,348
            Time deposits                      15,390,291    8,000,000
            Installment time deposits           1,492,500      800,000
            Cash management account            18,008,000   17,600,000
                                               ----------  -----------

                                          Won  34,903,183   28,244,275
                                               ==========  ===========


                                      F-10                         (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                             (In thousands of Won)

(3)  Prepaid Expenses and Other Current Assets

     Prepaid expenses and other current assets at December 31, 1996 and 1995 consist of the following:

                                                                     1996        1995
                                                                   ---------  -----------
                                                                              (Unaudited)
     Other receivables                                     Won      220,900      730,247
     Accrued income                                               1,090,265      698,291
     Prepayments                                                     62,823      211,663
     Income taxes refundable                                              -      441,566
     Value added tax refundable                                     764,932    2,678,419
     Prepaid expenses                                             1,121,687      392,788
     Import guarantee deposit                                     1,599,219    1,187,386
                                                                  ---------  -----------
                                                           Won    4,859,826    6,340,360
                                                                  =========  ===========

(4)  Pledged Assets and Guarantees Provided by Others

     (a) The following assets are pledged as collateral for short-term borrowings and long-term debt at December 31, 1996 and 1995:


                                                                    1996         1995
                                                                -----------  -----------
                                                                             (Unaudited)
     Assets
     ------
     Land                                                  Won    8,554,899    8,508,577
     Buildings                                                   36,554,709    5,539,486
     Machinery and equipment                                    129,367,603  115,040,837
                                                                -----------  -----------

                                                           Won  174,477,211  129,088,900
                                                                ===========  ===========
     Obligations the collateral is pledged to secure
     -----------------------------------------------
     Short-term borrowings                                        2,217,954      575,038
     Long-term debt, including current portion                   91,985,751   60,687,674
                                                                -----------  -----------

                                                           Won   94,203,705   61,262,712
                                                                ===========  ===========


                                      F-11                          (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                             (In thousands of Won)


(4)  Pledged Assets and Guarantees Provided by Others, Continued

     (b) In addition, at December 31, 1996 and 1995, to secure borrowings of the Company, its shareholders have provided guarantees as follows:

            Guarantors                                 1996        1995
            ----------                              ----------  -----------
                                                                (Unaudited)
            Pohang Iron and Steel
              Co., Ltd.                        Won  11,843,090   30,103,206
            MEMC Electronic Materials,
              Inc.                                   5,829,201   16,458,502
                                                    ----------  -----------
                                               Won  17,672,291   46,561,708
                                                    ==========  ===========


(5)  Investments and Other Assets

     Investments and other assets at December 31, 1996 and 1995 consist of the following:

                                                        1996        1995
                                                     ----------  -----------
                                                                 (Unaudited)
     Long-term deposits                        Won   3,600,000    1,102,500
     Investment securities                              52,655       31,800
     Leasehold deposits                                262,000      260,367
     Rental deposit                                     98,364       15,558
     Deposits for retirement
      and severance benefits                         2,060,112    1,174,515
     Loans to employees                              4,233,141    1,613,514
     Restricted cash and deposits                       13,500       12,000
     Telephone rights                                   61,257       24,261
     Membership rights                                 730,851      289,356
     Long-term prepaid expenses                        114,772      137,286
                                                    ----------  -----------
                                               Won  11,226,652    4,661,157
                                                    ==========  ===========


                                      F-12                          (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                             (In thousands of Won)

(6)  Fixed Assets

     Fixed assets at December 31, 1996 and 1995 consist of the following:


                                                                1996
                                             ------------------------------------------
                                                            Accumulated
                                                Cost        depreciation        Net
                                             -----------  ----------------  -----------

     Land                               Won    8,554,899                 -    8,554,899
     Buildings                                38,564,272         2,009,563   36,554,709
     Building - auxiliary facilities           7,465,452         1,298,240    6,167,212
     Structures                                6,534,246           831,503    5,702,743
     Machinery and equipment                 217,518,551        88,150,948  129,367,603
     Vehicles                                    552,180           224,759      327,421
     Tools and equipment                       2,438,412         1,207,830    1,230,582
     Furniture and fixtures                    8,565,656         3,947,288    4,618,368
     Machinery-in-transit                      2,280,900                 -    2,280,900
     Construction-in-progress                 12,817,993                 -   12,817,993
     Industrial water usage rights               757,285                 -      757,285
                                             -----------  ----------------  -----------
                                        Won  306,049,846        97,670,131  208,379,715
                                             ===========  ================  ===========


                                                        1995 (Unaudited)
                                             ------------------------------------------
                                                            Accumulated
                                                Cost        depreciation        Net
                                             -----------  ----------------  -----------
     Land                               Won    8,508,577                 -    8,508,577
     Buildings                                26,692,706         1,153,220   25,539,486
     Building - auxiliary facilities           7,455,652           910,832    6,544,820
     Structures                                6,067,838           577,148    5,490,690
     Machinery and equipment                 160,684,161        45,643,324  115,040,837
     Vehicles                                    416,582           139,967      276,615
     Tools and equipment                       1,948,128           779,472    1,168,656
     Furniture and fixtures                    6,425,384         2,168,154    4,257,230
     Machinery-in-transit                     16,021,876                 -   16,021,876
     Construction-in-progress                 14,726,406                 -   14,726,406
     Industrial water usage rights               840,532                 -      840,532
                                             -----------  ----------------  -----------
                                        Won  249,787,842        51,372,117  198,415,725
                                             ===========  ================  ===========




                                      F-13                          (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                             (In thousands of Won)


(7)  Financing Leases

     The Company has leased silicon wafer manufacturing and other facilities from Hanmi Leasing Co., Ltd. and Korea Development Leasing Co., Ltd. under the financing lease contracts. The following is a schedule of minimum future payments on financing leases as of December 31, 1996:


       Minimum lease payments under financing leases:

            1997                                            Won   4,887,916
            1998                                                  6,328,949
            1999                                                 11,695,023
            2000                                                  9,694,871
            2001 and after                                       20,483,885
                                                                 ----------
                                                                 53,090,644
            Less interest portion                                10,087,779
            Less current portion                                  3,286,105
                                                                 ----------
              Long-term obligations under financing leases  Won  39,716,760
                                                                 ==========


     The following is a summary of the acquisition cost of leased assets and accumulated depreciation thereon at December 31, 1996, which are included in machinery and equipment:

            Leased assets at cost (including
               other incidental costs)                      Won  48,482,345
            Accumulated depreciation                             19,717,416
                                                                 ----------
                                                            Won  28,764,929
                                                                 ==========


(8)  Operating Leases

     The Company leases certain equipment and machinery from Korea Industrial Leasing Co., Ltd. and accounts for each of the leases as an operating lease. The following is a summary of minimum lease payments of the operating leases:

            1997                                            Won     417,471
            1998                                                    134,378
                                                                    -------
                                                            Won     551,849
                                                                    =======


     Operating lease expenses of Won 1,157,834, Won 1,254,538 and Won 1,203,677 were charged to income in the years ended December 31, 1996, 1995 and 1994, respectively.


                                      F-14                          (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                             (In thousands of Won)


(9)  Stockholders and Related Party Transactions

     The Company was established under the Foreign Capital Inducement Law in December 1991 as a joint venture company to manufacture and sell silicon wafers and related products. The stockholders of the Company and their ownership percentages at December 31, 1996 are as follows:

                                                      Number of    Ownership
                  Stockholders                         shares     percentage
     ------------------------------------------       -----------  -----------
     Pohang Iron and Steel Co., Ltd. (POSCO)            6,880,000      40%
     MEMC Electronic Materials, Inc. (MEMC)             6,880,000      40%
     Samsung Electronics Co., Ltd. (SEC)                3,440,000      20%
                                                      -----------  -----------
                                                       17,200,000     100%
                                                      ===========  ===========

     The following are major balances and transactions with stockholders at and for the years ended December 31, 1996 and 1995:

                                                          1996         1995
                                                       -----------  -----------
                                                                    (Unaudited)
     MEMC:
       Notes and accounts receivable              Won    1,483,437      449,303
       Prepaid expenses and other current assets            78,289      247,683
       Notes and accounts payable                          273,762      877,013
       Accounts payable - other                          2,106,128    1,520,050
       Sales                                            71,695,777   15,841,927
       Purchases                                         7,083,896   13,546,248
       Royalty payments                                  5,162,992            -
                                                       ===========  ===========
     SEC:
       Trade accounts receivable                         4,801,722    3,639,992
       Sales                                           114,974,590   97,471,914
                                                       ===========  ===========

(10) Retirement and Severance Benefits

     Detail of changes in retirement and severance benefits for the years ended December 31, 1996 and 1995 are summarized as follows:


                                                   1996        1995
                                                 ---------  -----------
                                                            (Unaudited)
     Beginning balance                      Won  2,349,030    1,488,387
     Provision for the year                      2,506,376    1,100,561
     Payments                                      268,726      239,918
                                                 ---------  -----------
     Ending balance                              4,586,680    2,349,030
     Contribution to National Pension Fund         392,204      235,247
                                                 ---------  -----------
                                            Won  4,194,476    2,113,783
                                                 =========  ===========


                                      F-15                          (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                             (In thousands of Won)

(11) Bonds Issued

     Bonds issued at December 31, 1996 and 1995 are summarized as follows:



                        Interest
      Series  Maturity  per annum           Won(thousands)           Guarantor
      ------  --------  ---------       -----------------------  ------------------
                                           1996        1995
                                        ----------  -----------
                                                    (Unaudited)
      #1      1995      16.5%        Won         -            -       Chungbuk Bank
      #2      1995      16.2%                    -            -       Dongnam Bank
      #3      1995      16.8%                    -            -       Dongnam Bank
      #4      1996      14.0%                    -    5,000,000       Daewoo Securities
      #5      1996      11.0%                    -   10,000,000       Daeshin Securities
      #6      1998      13.0%           10,000,000   10,000,000       Samsung securities
      #7      1998      13.0%           10,000,000   10,000,000       LG securities
      #8      1997      11.5%           10,000,000   10,000,000       Unsecured (Private
                                                                      acceptance by Korea
                                                                      Long-term Credit Bank)
                                        ----------   ----------
                                        30,000,000   45,000,000

      Less current portion              10,000,000   15,000,000
      Less unamortized discount            310,806      592,347
                                        ----------   ----------
                                   Won  19,689,194   29,407,653
                                        ==========   ==========


                                      F-16                         (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                             (In thousands of Won)

(12) Long-term Debt

     Long-term debt at December 31, 1996 and 1995 is summarized as follows:


                                       Interest
                                       per annum              Due             1996         1995
                                 ---------------------     ---------       ----------  -----------
                                                                                       (Unaudited)
     Local currency loans:
       Technology facility loan      Floating rate         1995-1997   Won   1,125,000    2,250,000
       General facility loan         Floating rate         1995-1997         1,000,000    2,000,000
       High technology facility
         loan                        Floating rate         1995-1997         6,500,000   13,000,000
       Information communication
         supporting fund                6.5%               1995-1999           845,680      922,560
                                                                            ----------  -----------
                                                                             9,470,680   18,172,560
                                                                            ----------  -----------
     Foreign currency loans:
       Facility loan                 6LIBOR*+0.9%           1995                     -            -
       Facility loan                 6LIBOR*+0.95%          1995                     -            -
       Facility loan                 6LIBOR*+0.8%           1996                     -            -
       Facility loan                 Floating rate          1997             3,218,090    5,906,313
       Facility loan                 3LIBOR*+1.15%          1998             3,376,800    4,648,200
       Facility loan                 6LIBOR*+0.5~1%         1996                     -    1,145,006
       Facility loan                 6LIBOR*+0.7%           2003             5,005,520            -
       Facility loan                 6LIBOR*+1.0%           2003               247,773            -
       Facility loan                 3LIBOR*+2%             1999             1,384,488    1,778,711
       Facility loan                 3LIBOR*+1.5%           1999             1,067,913    1,371,993
       Facility loan                 6LIBOR*+0.6%           2002            27,603,652   21,124,520
       Facility loan                 6LIBOR*+0.6%           2003             1,733,143            -
       Facility loan                 6LIBOR*+0.6%           2003               245,086            -

       Operating loan                6LIBOR*+0.67%          2000            10,721,340            -
       Operating loan                6LIBOR*+0.8%           2001             2,954,700            -
       Operating loan                6LIBOR*+1.3%           1996             6,188,326    7,514,590
       Operating loan                6LIBOR*+0.7%           1997            11,987,640   11,000,740
       Operating loan                6LIBOR*+0.73%          1999             2,566,368    2,355,088
       Operating loan                6LIBOR*+0.77%          2001             4,187,232    3,842,512
                                                                            ----------  -----------
                                                                            82,488,071   60,687,673
                                                                            ----------  -----------

       Total long-term debt                                                 91,958,751   78,860,233
        Less current portion                                                27,362,250   22,764,234
                                                                            ----------  -----------
                                                                      Won   64,596,501   56,095,999
                                                                            ==========  ===========



       *  3LIBOR = 3 month London inter-bank offered rate
       *  6LIBOR = 6 month London inter-bank offered rate



                                      F-17                         (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                             (In thousands of Won)


     The following is a schedule of payments of long-term debt as of December 31, 1996:

                        1997              Won  27,362,250
                        1998                    8,515,677
                        1999                    8,800,114
                        2000                   16,233,966
                        2001 and after         31,046,744
                                               ----------
                                          Won  91,958,751
                                               ==========


(13) Appropriated Retained Earnings

     The Korean Commercial Code requires the Company to appropriate as legal reserve an amount equal to at least 10% of cash dividends for each accounting period until the reserve equals 50% of stated capital. This legal reserve may be used to reduce a deficit or it may be transferred to common stock as a stock dividend.

     Under the Tax Exemption and Reduction Control Law, the Company is allowed to make certain deductions from corporate income taxes. The Company is, however, required to appropriate from retained earnings the amount of the tax benefit obtained and transfer such amount into a reserve for business rationalization. This legal reserve may be used to reduce a deficit or they may be transferred to common stock as a stock dividend.

     Under the Tax Exemption and Reduction Control Law, the Company is allowed to make certain deductions from taxable income and set up reserves for technology development, reserves for export loss and reserves for overseas market development by appropriating retained earnings. The unused portion of the reserves is generally added back to taxable income over three to four years after a certain grace period. These voluntary reserves may be restored to unappropriated retained earnings by a future Board of Directors resolution.

(14) Income Taxes

     The Company is subject to a number of taxes based upon taxable earnings which result in the following normal tax rates:


                    Taxable earnings                                   Rates
                    ----------------                            --------------------
                                                                1996   1995   1994
                                                                -----  -----  ------
      Up to Won 100,000 thousand                                17.6%  19.8%  19.35%
      Over  Won 100,000 thousand up to Won 500,000 thousand     30.8%  33.0%  34.40%
      Over  Won 500,000 thousand                                30.8%  35.0%  36.40%

     Under the Foreign Capital Inducement Law (FCIL), the Company is entitled to the exemption from corporation taxes to the extent of its foreign equity portion for the periods stipulated in the Law.


                                      F-18                          (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                             (In thousands of Won)


     A reconciliation between net earnings (loss) before income taxes and taxable income for the years ended December 31, 1996, 1995 and 1994 is as follows:


                                                                   1996           1995              1994
                                                                 ---------      ---------         ---------
                                                                               (Unaudited)       (Unaudited)
     Net earnings (loss) before
        income taxes                                     Won   50,720,620      19,318,498       (11,814,728)
     Unrealized exchange loss, net                                (40,911)       (115,975)         (109,262)
     Accrued interest income, net                                (390,705)       (196,749)          267,558
     Interest capitalized                                               -               -           323,397
     Entertainment expense over tax limit                          85,879         146,623           157,080
     Reserve for tax purpose                                   (7,100,000)              -                 -
     Income deduction for foreign capital increase               (870,499)              -                 -
     Others, net                                                  174,206             240              (787)
                                                               ----------     -----------       -----------
                                                               42,578,590      19,152,637       (11,176,742)
     Utilization of tax loss carryforward                      (1,973,750)    (19,152,637)                -
                                                               ----------     -----------       -----------
     Taxable income                                            40,604,840               -                 -
                                                               ==========     ===========       ===========
     Income taxes payable on taxable income                    12,350,593               -                 -
     Tax exemption tax under FCIL                              (2,532,688)              -                 -
     Investment tax credit                                     (5,156,905)              -                 -
                                                               ----------     -----------       -----------
     Income tax expense                                  Won    4,661,000               -                 -
                                                               ==========     ===========       ===========


(15) Commitments and Contingencies

     (a) At December 31, 1996, the Company has provided 8 blank checks and 10 blank notes in connection with various contracts.

     (b) The Company has entered into a bank overdraft agreement for borrowings up to Won 14,000 million with five banks and has also entered into borrowing arrangements with three short-term financing companies.

     (c) Under a technical license agreement with MEMC Electronic Materials, Inc., the Company paid a lump-sum royalty in the amount of US$7,800,000 for the transfer of a technical license to manufacture silicon wafers. The Company is also required to pay a royalty of 3.94% of net sales not over one hundred million square inches and 1.735% of net sales over one hundred million square inches of produced wafer for five years from the commencement of commercial production, which took place in 1995.


                                      F-19                           (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                             (In thousands of Won)


(16) Earnings (Loss) Per Share

     Earnings (loss) per share for the years ended December 31, 1996, 1995 and 1994 are calculated as follows:

                                           1996        1995          1994
                                        ----------  -----------  ------------
                                                    (Unaudited)  (Unaudited)
     Net earnings (loss)           Won  46,059,620   19,318,498  (11,814,728)
     Weighted average number of
        shares of common stock          17,200,000   16,756,164    10,904,109
                                        ----------  -----------  ------------

     Earnings per share            Won       2,678        1,153       (1,084)
                                        ==========  ===========  ============

(17) Cash Dividends

     The cash dividends for 1996 are calculated as follows:

                                                               Dividend
         Number of stock   Par value    Dividend rate           amount
         ---------------  ------------  -------------         ----------
           17,200,000      Won  5,000       29.07%       Won  25,000,000
                                                              ==========


(18) Prior Period Adjustments

     As allowable under generally accepted financial accounting standards in the Republic of Korea, certain adjustments for financial items related to prior years have been made directly to the retained deficit at the beginning of the year.

     Details of such prior year adjustment gain (loss) for the year ended December 31, 1994 (nil in 1996 and 1995) are as follows:



                                                 (Unaudited)
         Capitalized interest                 Won  1,489,897
         Depreciation                                (64,213)
         Other, net                                       99
                                                   ---------
                                              Won  1,425,783
                                                   =========




                                      F-20                          (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                (In thousands of Won, except earnings per share)


(19) Reconciliation to United States Generally Accepted Accounting Principles

     The accompanying financial statements are prepared in accordance with generally accepted accounting principles in the Republic of Korea (Korean
     GAAP), which differ in certain significant respects from generally accepted accounting principles in the United States (U.S. GAAP). The significant differences are described below. Other differences do not have a significant effect on either consolidated net earnings or stockholders' equity.

     The estimated effects of the significant adjustments to net earnings (loss) and stockholders' equity which would be required if U.S. GAAP were applied instead of Korean GAAP are summarized as follows:


                                                                      1996         1995
                                                                   -----------  -----------
                                                                                (Unaudited)
     Net earnings - Korean GAAP                               Won  46,059,620   19,318,498
     Adjustments:
        Pre-operating costs                                                 -    3,909,348
        Start-up costs                                              2,520,712    1,252,809
        Capital leases                                                 72,011       20,015
        Inventories                                                (1,913,216)    (709,585)
        Depreciation in relation to useful life difference         15,810,002    9,776,064
        Capitalized interest and amortization thereon               2,121,846      213,867
        Bond issue costs                                              (84,934)      49,789
        Deferred income taxes                                      (4,910,975)    (231,059)
        Others                                                       (579,069)           -
                                                                   ----------   ----------
           Total adjustments                                       13,036,377   14,281,248
                                                                   ----------   ----------

     Net earnings - U.S. GAAP                                 Won  59,095,997   33,599,746
                                                                   ==========   ==========
     Net earnings per share - U.S. GAAP                       Won        3.44         2.01
                                                                   ==========   ==========




                                      F-21                           (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                             (In thousands of Won)

(19) Reconciliation to United States Generally Accepted Accounting Principles, Continued


                                                                       1996         1995
                                                                   ------------  -----------
                                                                                 (Unaudited)
     Stockholders' equity - Korean GAAP                       Won  130,368,229   84,308,609
     Adjustments:
        Start-up costs                                              (3,046,070)  (5,566,783)
        Capital leases                                                 (31,687)    (103,698)
        Inventories                                                 (2,736,705)    (823,489)
        Depreciation in relation to useful life difference          25,586,066    9,776,064
        Amortization of capitalized interest                         1,123,798     (998,048)
        Bond issue costs                                                17,446      102,380
        Deferred income taxes                                       (5,142,034)    (231,059)
        Others                                                        (579,069)           -
                                                                   -----------   ----------
           Total adjustments                                        15,191,745    2,155,367
                                                                   -----------   ----------
     Stockholders' equity - U.S. GAAP                         Won  145,559,974   86,463,976
                                                                   ===========   ==========

     The tax effects of temporary differences that resulted in significant portions of the deferred tax assets and liabilities at December 31, 1996 and 1995 computed under U.S. GAAP, and a description of the financial statement items that created these differences follow:

                                                                      1996         1995
                                                                   -----------  -----------
                                                                                (Unaudited)
     Deferred tax assets:
        Inventories                                           Won     506,290      240,459
        Start-up costs                                                563,523    1,625,501
        Capital leases                                                  5,862       30,280
        Capitalized interest and amortization thereon                       -      291,430
        Tax loss carryforward                                               -      642,400
        Others                                                        114,714       27,277
                                                                   ----------   ----------
                  Total deferred tax assets                          1,190,389    2,857,347
                                                                   ----------   ----------
     Deferred tax liabilities:
        Depreciation in relation to useful life difference         (4,733,422)  (2,854,611)
        Capitalized interest and amortization thereon                (207,903)           -
        Reserve for tax purpose                                    (1,313,500)           -
        Accrued income                                                (74,370)    (203,900)
        Bond issue costs                                               (3,228)     (29,895)
                                                                   ----------   ----------
                 Total deferred tax liabilities                    (6,332,423)  (3,088,406)
                                                                   ----------   ----------
     Net deferred tax liabilities                             Won  (5,142,034)    (231,059)
                                                                   ==========   ==========


                                      F-22                          (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                             (In thousands of Won)


(19) Reconciliation to United States Generally Accepted Accounting Principles, Continued

     The tax rate used to calculate deferred tax assets and liabilities was changed to 18.5% in 1996 from 29.2% in 1995 to reflect the normal corporation tax rate and exemptions under statutorily available FCIL. The effect of a reduction in tax rates and an increase in tax exemptions under FCIL is to reduce the net deferred tax liability and increase net earnings by Won 24,723 in 1996.

     (a)  Deferred Income Taxes

          Under Korean GAAP, a provision is not made in the accounts to reflect the future tax benefits on the interperiod allocation of income taxes resulting from certain income and expense items being treated differently for financial reporting purposes than tax computation purposes.

          However, U.S. GAAP requires the recognition of deferred tax assets and liabilities created by temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     (b)  Preoperating and Start-up Costs

          Certain preoperating and start-up costs are deferred for Korean GAAP and amortized by an equal annual amount within three years from 1993. However, these costs are normally expensed as incurred under U.S. GAAP.

     (c)  Capital Leases

          The Company has leased certain equipment and machinery which are accounted for as operating leases under Korean GAAP. However, under U.S. GAAP these leases would be accounted for as capital leases.
          Under U.S. GAAP, equipment under capital lease is recorded as an asset and a liability is recorded for the present value of minimum lease payments at the inception of the lease. This equipment is depreciated over the estimated useful life of the asset.

     (d)  Bond Issue Costs

          The Company charged bond issue costs to current income as incurred. However, under U.S. GAAP, those bond issue costs are amortized during the maturity of the related bonds.


                                      F-23                          (Continued)

                            POSCO  HULS  CO.,  LTD.

                         NOTES TO FINANCIAL STATEMENTS

                             (In thousands of Won)


(19) Reconciliation to United States Generally Accepted Accounting Principles, Continued

     (e)  Useful Life of Machinery and Equipment

          In 1995, the Company changed the estimated useful life of certain machinery to four years from six years. For U.S. GAAP purposes, the Company continues to depreciate the machinery and equipment over six years.

     (f)  Inventories

          For U.S. GAAP, inventories are adjusted for the effect of depreciation in relation to useful life difference of machinery and equipment and depreciation on capitalized interest.

     (g)  Amortization of Capitalized Interest

          In 1994, the Company made a prior year adjustment under Korean GAAP for interest that should have been capitalized to construction-in-progress in 1993 and is being amortized over the useful life of the related fixed assets. For U.S. GAAP purposes, the interest amount was charged to earnings in 1993.

     (h)  Estimated Fair Value

          The estimated fair value of the Company's financial instruments at December 31, 1996 and 1995 approximates their financial statement carrying amounts.