Form 10-Q
period 1997-03-31
MEMC ELECTRONIC MATERIALS INC
filed 1997-05-14
CIK 945436

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        Washington, D. C.   20549

                                FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1997


                                    or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to


Commission File Number:          1-13828

                     MEMC ELECTRONIC MATERIALS, INC.
          (Exact name of registrant as specified in its charter)


Delaware                                       56-1505767
(State or other jurisdiction               (I. R. S. Employer
of incorporation or organization)          Identification No.)

501 Pearl Drive (City of O'Fallon)  St. Peters, Missouri     63376
(Address of principal executive offices)                   (Zip Code)

                              (314)  279-5500
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

          Common Stock outstanding at March 31, 1997:   41,436,066 shares

                     PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


              MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF EARNINGS
            (Unaudited; Dollars in thousands, except share data)

                                                       Three-Months Ended
                                                            March 31,
                                                        1997         1996
                                                        ----         ----

Net sales                                           $  222,284    $  289,811
Cost of goods sold                                     194,215       210,489
                                                       -------       -------
     Gross margin                                       28,069        79,322
Marketing, administration and technology
   expenses                                             31,388        26,912
                                                       -------       -------
     Operating profit                                  (3,319)        52,410
Nonoperating (income) expense:
  Interest expense                                        -              396
  Interest income                                        (593)       (2,018)
  Royalty income                                       (2,087)       (1,797)
  Other, net                                             1,707         2,109
                                                       -------       -------
     Total nonoperating income                           (973)       (1,310)
                                                       -------       -------
     Earnings (loss) before income taxes,
        equity in income (loss)of joint
        ventures and minority interests                (2,346)        53,720
Income taxes                                           (1,009)        21,490
                                                       -------       -------
     Earnings (loss) before equity in income
       (loss) of joint ventures and minority
       interests                                       (1,337)        32,230
Equity in income (loss) of joint ventures              (1,773)         8,911
Minority interests                                         333       (1,515)
                                                       -------       -------
     Net earnings (loss)                            $  (2,777)     $  39,626
                                                       =======       =======

Net earnings (loss) per share                       $   (0.07)     $    0.96
                                                       =======       =======
Weighted average shares used in
  computing earnings (loss) per share               41,436,066    41,416,165
                                                    ==========    ==========

See accompanying notes to consolidated financial statements.


             MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except share data)

                                                   (Unaudited)
                                                     March 31,   December 31,
                                                       1997           1996
                                                       ----           ----
ASSETS
Current assets:
  Cash and cash equivalents                       $    23,127    $    35,096
  Accounts receivable, less allowance for
     doubtful accounts of $2,234 and $2,299 in
     1997 and 1996, respectively                      149,799        129,325
  Inventories                                         108,179        100,505
  Prepaid and other current assets                     36,985         49,329
                                                    ---------      ---------
       Total current assets                           318,090        314,255
Property, plant and equipment, net of
  accumulated depreciation of $380,484 and
  $372,680 in 1997 and 1996, respectively           1,067,324      1,015,145
Investment in joint ventures                           88,068        101,103
Excess of cost over net assets acquired, net of
  accumulated amortization of $2,720 and $2,376
  in 1997 and 1996, respectively                       50,804         51,148
Other assets                                           29,903         27,324
                                                    ---------      ---------
       Total assets                               $ 1,554,189    $ 1,508,975
                                                    =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and current portion of
     long-term debt                               $    43,109    $    47,130
  Accounts payable                                    125,256        156,841
  Accrued liabilities                                  51,441         45,386
  Accrued wages and salaries                           26,346         25,975
  Income taxes payable                                (6,897)        (3,882)
                                                    ---------      ---------
       Total current liabilities                      239,255        271,450
Long-term debt, less current portion                  367,861        284,701
Pension and similar liabilities                        67,681         70,232
Customer deposits                                      60,559         48,174
Other liabilities                                      30,964         28,923
                                                    ---------      ---------
       Total liabilities                              766,320        703,480
                                                    ---------      ---------

Minority interests                                     63,396         63,527

Stockholders' equity:

  Preferred stock, $.01 par value, 50,000,000
     shares authorized, none issued or
     outstanding in 1997 or 1996                         -              -
  Common stock, $.01 par value, 200,000,000
     shares authorized, 41,472,271 and
     41,470,971 issued and outstanding in 1997
     and 1996, respectively                               415            415
  Additional paid-in capital                          573,380        573,351
  Retained earnings                                   168,366        171,143
  Cumulative translation adjustment                  (15,222)          (396)
  Unearned restricted stock awards                    (1,138)        (1,217)
  Treasury stock, at cost: 36,205 shares in
     1997 and 1996                                    (1,328)        (1,328)
                                                    ---------      ---------
       Total stockholders' equity                     724,473        741,968
                                                    ---------      ---------
       Total liabilities and stockholders'
            equity                                $ 1,554,189    $ 1,508,975
                                                    =========      =========

See accompanying notes to consolidated financial statements.


             MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    (Unaudited; Dollars in thousands)

                                                         Three-Months Ended
                                                             March  31,
                                                         1997          1996
                                                         ----          ----
Cash flows from operating activities:
  Net earnings (loss)                                 $ (2,777)    $  39,626
  Adjustments to reconcile net earnings (loss)
     to net cash provided by (used in)
     operating activities:
         Depreciation and amortization                   26,422       21,156
         Minority interests                               (333)        1,515
         Equity in (income) loss of joint
            ventures                                      1,773      (8,911)
         Working capital and other                     (35,331)        5,085
                                                       --------     --------
            Net cash provided by (used in)
               operating activities                    (10,246)       58,471
                                                       --------     --------

Cash flows from investing activities:
  Additions to property, plant, and equipment          (98,221)     (74,509)
  Investment in joint ventures                            -          (8,212)
  Deposit with affiliate, net                             -            3,000
  Notes receivable from affiliates, net                 (1,029)      (1,805)
  Dividend received from unconsolidated
     joint venture                                       11,262         -
                                                       --------     --------
            Net cash used in investing activities      (87,988)     (81,526)
                                                       --------     --------

Cash flows from financing activities:
  Net short-term borrowings                               (599)      (3,729)
  Proceeds from issuance of long-term debt               87,930       40,882
  Principal payments on long-term debt                    (531)         -
  Repurchase of common stock                               -           (664)
                                                       --------     --------
            Net cash provided by financing
               activities                                86,800       36,489
                                                       --------     --------
Effect of exchange rate changes on cash                   (535)           60
                                                       --------     --------
            Net increase (decrease) in cash and
               cash equivalents                        (11,969)       13,494
Cash and cash equivalents at beginning of period         35,096       77,192
                                                       --------     --------
Cash and cash equivalents at end of period            $  23,127    $  90,686
                                                       ========     ========
See accompanying notes to consolidated financial statements.


             MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (Dollars in thousands)

(1)Basis of Presentation
   The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2)Inventories
   Inventories consist of the following:

                                      March 31,  December 31,
                                        1997         1996
                                        ----         ----
       Raw materials and supplies   $  51,658    $  47,209
       Goods in process                30,988       27,411
       Finished goods                  25,533       25,885
                                      -------      -------
                                    $ 108,179    $ 100,505
                                      =======      =======

(3)Earnings per Share (EPS)
   Net EPS for the three month periods ended March 31, 1997 and 1996 were calculated based on the weighted average shares outstanding during each respective period.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Consolidated net sales decreased 23.3% to $222.3 million for the three months ended March 31, 1997 from $289.8 million for the three months ended March 31, 1996. Net sales decreased for all geographic regions and wafer diameters. The decline in sales was primarily attributable to lower sales volumes, as lower prices during the first quarter were offset by improved product mix. However, on a sequential basis net sales increased 10.2% from $201.8 million for the three months ended December 31, 1996. The sequential increase in net sales was attributable to higher volumes and improved product mix, offset by lower prices. Sales improved around the world, led by the North America and Asia Pacific regions. Net sales in the subsequent quarters of 1997 are expected to show sequential improvement, reflecting the gradual recovery underway in the semiconductor industry.

Gross Margin. For the three months ended March 31, 1997, gross margin decreased to 12.6% from 27.4% for the corresponding quarter in 1996. The decrease in gross margin from 1996 is a function of a lower rate of capacity utilization. Gross margin improved in the first quarter of 1997 as compared to 6.7% for the fourth quarter of 1996. This increase resulted from operating at a higher rate of capacity utilization, and the Company's continued efforts to remove costs from the manufacturing process. Gross margin rose despite a rise in start-up costs associated with the Company's MEMC St. Peters and Southwest expansions.

Advanced large diameter and epitaxial products accounted for 35.2% of sales volume compared to 32.6% for the first quarter of 1996.

Marketing, Administration and Technology Expenses. Marketing, administration and technology expenses increased to $31.4 million compared to $26.9 million in the first quarter of 1996. Substantially all of the increase is due to increased technology expenditures for development of 300mm (12 inch) wafers and crystal and wafering processes in the United States, Italy and Japan.

Interest Expense. Interest expense was $0.4 million for the three months ended March 31, 1996. Interest expense was not recorded for the three months ended March 31, 1997 due to its capitalization associated with the Company's capacity expansions. Beginning with the second quarter of 1997, the Company expects to recognize interest expense as capital projects are completed and interest costs can no longer be capitalized.

Income Taxes. The effective tax rate for the 1997 first quarter was 43.0%, as compared to 40.0% for the first quarter of 1996. The Company will continue to monitor the composition of its worldwide pretax income, as well as revisions to the Italian tax regulations which have yet to be finalized for fiscal year 1997. Changes in these items may lead to a higher effective tax rate as fiscal 1997 progresses.

Joint Ventures. Equity in income (loss) of joint ventures declined to a loss of $1.8 million for the three months ended March 31, 1997, compared to income of $8.9 million for the three months ended March 31, 1996. In the 1997 quarter the Company's share of income of $1.8 million at PHC, the Company's Korean joint venture, was more than offset by the Company's share of losses of $3.6 million at Taisil, the Company's Taiwanese joint venture, due to higher expenses associated with its continued qualification process. For the first quarter of 1996, the Company's share of income from PHC and Taisil was $8.3 million and $0.6 million, respectively. PHC's decrease in contribution to MEMC's operating results is attributable to a decrease in sales volumes, predominantly to customers competing in the DRAM market.

Minority Interests. Minority interest in net losses of consolidated subsidiaries was $0.3 million for the first quarter of 1997, compared to interest in income of $1.5 million for the corresponding 1996 quarter. This decrease is due to start-up costs at the MEMC-CSMC, MEMC Kulim and MEMC Southwest consolidated joint ventures.

Liquidity and Capital Resources. At March 31, 1997, the Company had cash and cash equivalents of $23.1 million. The Company also had $411 million of outstanding borrowings under available credit facilities totaling $579 million. Substantially all of the available credit facilities are short-term. The Company anticipates entering into additional long-term credit facilities with an affiliate.

A comparison of components of the Company's financial condition follows (dollars in millions):

                                         March 31,      December 31,
                                           1997            1996
                                           ----            ----
Working Capital                           $78.8           $42.8
Current Ratio                          1.33 to 1       1.16 to 1
Stockholders' Equity                     $724.5          $742.0
Total Debt to Total Capitalization         34.3%           29.2%

Cash flow used in operating activities was $10.2 million for the three months ended March 31, 1997 compared to $58.5 million provided by operating activities for the comparable 1996 period. This decrease is principally attributable to the decrease in net earnings, higher accounts receivable, lower accounts payable, offset by amounts received under the customer participation program and higher depreciation and amortization.

Capital expenditures for the first three months of 1997 totaled $98.2 million, which related to the equipping of MEMC Southwest and the St. Peters wafer manufacturing facilities, expansion of the MEMC Pasadena polysilicon facility and implementation of cost reduction programs. At March 31, 1997 the Company had $135.9 million of committed capital expenditures.

The Company received an $11.3 million dividend from PHC during the first quarter of 1997. The Company also had proceeds from borrowings with affiliates of $85 million for the three months ended March 31, 1997.

Other. The Company has opted to delay the commencement of construction of the MEMC Kulim wafer facility, in order to time its completion to market requirements. However, the engineering design phase of the project is essentially complete and training of engineering teams is progressing at other Company sites to facilitate its rapid progression once construction begins.

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 establishes standards for the computation and presentation of earnings per share for entities with publicly held common stock or potential common stock. This Statement is effective for financial statements issued for periods ending after December 15, 1997 and requires retroactive restatement of all prior period earnings per share data presented. The pro forma effect of SFAS No. 128 on the financial periods presented is as follows:

                                                       Three-Months ended
                                                     March 31,      March 31,
                                                       1997            1996
                                                       ----            ----

     Earnings per share, as reported               $  (0.07)        $  0.96
                                                      ======           ====

     Basic earnings per share                      $  (0.07)        $  0.96
                                                      ======           ====

     Diluted earnings per share                    $  (0.07)        $  0.95
                                                      ======           ====

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 -- except for the historical information contained herein, the matters discussed in this document regarding sales and financing are forward-looking
statements.   Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as demand for the Company's silicon wafers, utilization of manufacturing capacity, demand for semiconductors generally, industry competitiveness, reductions in price and other risks described in the Company's filings with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1996.


                       PART II -- OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       See the Exhibit Index at page 9 of this report.

(b)    Reports on Form 8-K

       None.











                                SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                   MEMC Electronic Materials, Inc.


May 13, 1997                       /s/ JAMES M. STOLZE
------------                       -------------------------------
                                   James M. Stolze
                                   Executive Vice President and Chief
                                      Financial Officer
                                   (on behalf of the registrant and as
                                    principal financial and accounting
                                    officer)





                          EXHIBIT INDEX


       The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-X.

     Exhibit
     Number       Exhibit
     -------      -------

     2            Omitted -- Inapplicable
     3-a          Omitted -- Inapplicable
     3-b          Omitted -- Inapplicable
     4            Omitted -- Inapplicable
     10-s         1997 Restatement of the MEMC Electronic Materials, Inc.
                       Supplemental Executive Pension Plan
     10-t         MEMC Electronic Materials, Inc. 1995 Equity Incentive
                       Plan as Amended and Restated on March 18, 1997
     *10-ggg      HSC/MEMC Agreement dated December 27, 1994 between the
                       Company and Hemlock Semiconductor Corporation
                       ("Hemlock")
     *10-ggg(1)   Letter Amendment dated as of June 20, 1995 to the HSC/MEMC
                       Agreement between the Company and Hemlock
     *10-ggg(2)   Letter Amendment dated as of November 8, 1996 to the
                       HSC/MEMC Agreement between the Company and Hemlock
     10-nnn       Form of Stock Option and Performance Restricted Stock
                       Agreement
     10-ooo       Form of Stock Option Agreement
     10-ppp       Form of Stock Option Agreement (Nonemployee Directors)
     11           Omitted -- Inapplicable
     15           Omitted -- Inapplicable
     18           Omitted -- Inapplicable
     19           Omitted -- Inapplicable
     22           Omitted -- Inapplicable
     23           Omitted -- Inapplicable
     24           Omitted -- Inapplicable
     27           Financial Data Schedule (filed electronically with the
                       SEC only)
     99           Omitted -- Inapplicable
     ________
     * Portions of these Exhibits have been deleted pursuant to a request for Confidential Treatment filed separately with the Secretary of the Securities and Exchange Commission.