Form 10-Q
period 1997-06-30
MEMC ELECTRONIC MATERIALS INC
filed 1997-08-13
CIK 945436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       or

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes | | No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Common Stock outstanding at June 30, 1997: 41,442,553 shares




                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Unaudited; Dollars in thousands, except share data)

                                    Three-Months Ended      Six-Months Ended
                                         June 30,               June 30,

                                     1997        1996       1997         1996
                                     ----        ----       ----         ----

Net sales                         $ 245,780   $ 324,331  $ 468,064    $ 614,142
Cost of goods sold                  214,948     233,498    409,163      443,987
                                    -------     -------    -------      -------
      Gross margin                   30,832      90,833     58,901      170,155
Marketing, administration and
   technology expenses               32,647      33,195     64,035       60,107
                                    -------     -------    -------      -------
      Operating profit               (1,815)     57,638     (5,134)     110,048
                                    -------     -------    -------      -------
Nonoperating (income) expense:
   Interest expense                   1,256          98      1,256          494
   Interest income                     (190)     (1,717)      (783)      (3,735)
   Royalty income                    (2,205)     (1,540)    (4,292)      (3,337)
   Other, net                        (8,248)        396     (6,541)       2,505
                                    -------     -------    -------      -------
      Total nonoperating income      (9,387)     (2,763)   (10,360)      (4,073)
                                    -------     -------    -------      -------
      Earnings before income taxes,
        equity in income (loss) of
        joint ventures and minority
        interests                     7,572      60,401      5,226      114,121
Income taxes                          3,257      24,159      2,248       45,649
                                    -------     -------    -------      -------
      Earnings before equity in
        income (loss) of joint
        ventures and minority
        interests                     4,315      36,242      2,978       68,472
Equity in income (loss) of joint
  ventures                           (1,671)     11,134     (3,444)      20,045
Minority interests                    1,109        (890)     1,442       (2,405)
                                   --------    --------     ------     --------
       Net earnings                $  3,753    $ 46,486     $  976     $ 86,112
                                   ========    ========     ======     ========
Net earnings per share             $   0.09    $   1.12     $ 0.02     $   2.08
                                   ========    ========     ======     ========
Weighted average shares used
  in computing net earnings
  per share (in thousands)           41,438      41,405     41,437       41,411
                                     ======      ======     ======       ======

See accompanying notes to consolidated financial statements.



                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                              (Unaudited)
                                                June 30,      December 31,
                                                  1997           1996
                                                  ----           ----
ASSETS
Current assets:
   Cash and cash equivalents                 $    23,869    $    35,096
   Accounts receivable, less allowance for
    doubtful accounts of $2,368 and $2,299
    in 1997 and 1996, respectively               154,077        129,325
   Inventories                                   116,618        100,505
   Prepaid and other current assets               46,346         49,329
                                             -----------    -----------
     Total current assets                        340,910        314,255
Property, plant and equipment, net of
  accumulated depreciation of $408,118
  and $372,680 in 1997 and 1996,
  respectively                                 1,117,322      1,015,145
Investment in joint ventures                      86,397        101,103
Excess of cost over net assets acquired,
  net of accumulated amortization of
  $3,064 and $2,376 in 1997 and 1996,
  respectively                                    50,460         51,148
Other assets                                      30,303         27,324
                                             -----------    -----------
     Total assets                            $ 1,625,392    $ 1,508,975
                                             ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current
     portion of long-term debt               $    95,033    $    47,130
   Accounts payable                              131,775        156,841
   Accrued liabilities                            51,892         45,386
   Accrued wages and salaries                     21,093         25,975
   Income taxes payable                          (16,657)        (3,882)
                                             -----------    -----------
     Total current liabilities                   283,136        271,450
Long-term debt, less current portion             376,865        284,701
Pension and similar liabilities                   70,200         70,232
Customer deposits                                 62,877         48,174
Other liabilities                                 37,230         28,923
                                             -----------    -----------
     Total liabilities                           830,308        703,480
                                             -----------    -----------

Minority interests                                62,510         63,527
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value,
  50,000,000 shares authorized, none
  issued or outstanding in 1997 or 1996             --             --
Common stock, $.01 par value,
  200,000,000 shares authorized,
  41,478,758 and 41,470,971 issued
  and outstanding in 1997 and 1996,
  respectively                                       415            415
Additional paid-in capital                       574,378        573,351
Retained earnings                                172,119        171,143
Cumulative translation adjustment                (11,982)          (396)
Unearned restricted stock awards                  (1,028)        (1,217)
Treasury stock, at cost:
  36,205 shares in 1997 and 1996                  (1,328)        (1,328)
                                             -----------    -----------
     Total stockholders' equity                  732,574        741,968
                                             -----------    -----------
     Total liabilities and stockholders'
       equity                                $ 1,625,392    $ 1,508,975
                                             ===========    ===========

See accompanying notes to consolidated financial statements.



                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited; Dollars in thousands)


                                                        Six-Months Ended
                                                             June 30,

                                                         1997         1996
                                                         ----         ----

Cash flows from operating activities:
Net earnings                                         $     976    $  86,112
Adjustments to reconcile net earnings to
   net cash provided by (used in) operating
   activities:
     Depreciation and amortization                      56,588       44,506
     Gain on sale of property, plant and equipment      (6,831)        --
     Minority interests                                 (1,442)       2,405
     Equity in (income) loss of joint ventures           3,444      (20,045)
     Working capital and other                         (55,643)      (2,032)
                                                     ---------    ---------
       Net cash provided by (used in)
         operating activities                           (2,908)     110,946
                                                     ---------    ---------
Cash flows from investing activities:
   Additions to property, plant, and equipment        (175,105)    (219,078)
   Proceeds from sale of property, plant and
     equipment                                          12,284         --
   Dividend received from joint venture                 11,262         --
   Equity infusions in joint ventures                     --         (8,213)
   Deposit with affiliate, net                            --         16,000
   Notes receivable from affiliates, net                   809        3,188
   Other                                                  --             48
                                                     ---------    ---------
       Net cash used in investing activities          (150,750)    (208,055)
                                                     ---------    ---------
Cash flows from financing activities:
   Net short-term borrowings                            40,509          (71)
   Proceeds from issuance of long-term debt            103,347       50,560
   Principal payments on long-term debt                 (1,368)        (204)
   Contributions from minority interest                   --          1,732
   Stock options exercised                                 156         --
   Repurchase of common stock                             --         (1,328)
                                                     ---------    ---------
       Net cash provided by financing activities       142,644       50,689
                                                     ---------    ---------
Effect of exchange rate changes on cash                   (213)         145
                                                     ---------    ---------
       Net decrease in cash and cash equivalents       (11,227)     (46,275)
Cash and cash equivalents at beginning of period        35,096       77,192
                                                     ---------    ---------
Cash and cash equivalents at end of period           $  23,869    $  30,917
                                                     =========    =========


See accompanying notes to consolidated financial statements.



                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

(1) Basis of Presentation
    The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. Operating results for the three-month and six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2) Sale of  Santa Clara, California Assets
    On May 30, 1997, the Company sold certain assets of the Santa Clara, California wafer facility to UniSil Corporation for approximately $14.0 million. The divestiture resulted in the recognition of a pretax gain of $6.0 million or $0.14 per share. This gain has been reflected as part of other nonoperating income.

(3) Inventories
    Inventories consist of the following:
                                                       June 30,     December 31,
                                                         1997           1996
                                                         ----           ----
    Raw materials and supplies                        $  58,627        $  47,209
    Goods in process                                     30,334           27,411
    Finished goods                                       27,657           25,885
                                                      ---------        ---------
                                                      $ 116,618        $ 100,505
                                                      =========        =========

(4) Earnings per Share (EPS)
    Net EPS for the three-month and six-month periods ended June 30, 1997 and 1996 were calculated based on the weighted average shares outstanding during each respective period.

(5) Derivative Financial Instruments
    The Company enters into forward exchange contracts to manage foreign currency exchange risk relating to current trade receivables with its foreign subsidiaries and current trade receivables with its customers denominated in foreign currencies (primarily Japanese yen and German marks). The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash flows resulting from foreign currency transactions will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes.

    The Company's forward exchange contracts are accounted for as hedges and, accordingly, gains and losses on those contracts are deferred and recognized at the time of settlement of the related receivables. Deferred gains and losses are included on a net basis in the consolidated balance sheet as either other assets or other liabilities. Upon termination, gains and losses are included in the consolidated statement of earnings as other income or expense. If a forward exchange contract is designated as a hedge but is no longer effective, it is marked to market and included in other income or expense in the consolidated statement of earnings. A payment or receipt arising from the termination of a foreign currency contract that is effective as a hedge is included in other income or expense in the consolidated statement of earnings.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales decreased 24.2% to $245.8 million for the three months ended June 30, 1997 from $324.3 million for the three months ended June 30, 1996. Net sales for the six month period ended June 30, 1997 decreased 23.8% to $468.1 million from $614.1 million for the comparable period. The declines on both a quarter and year-to-date basis were caused by lower product volumes and average selling prices, offset partially by improved product mix. Net sales were lower for all wafer diameters and geographic areas in the three and six month periods, reflecting the inventory correction in the semiconductor industry which began in the second half of 1996.

On a sequential basis, however, net sales increased 10.6% over first quarter 1997 net sales of $222.3 million. This increase was due to improved product volumes and mix, offset by lower average selling prices. Net sales improved most significantly in Asia Pacific and North America, but declined in Europe. From a product standpoint, the improvement in net sales was led by increasing demand for 8 inch prime and epitaxial wafers, and 6 inch wafers.

The Company anticipates a continuation of the downward pressure on wafer prices that has affected this industry since the third quarter of last year. Although the Company believes that industry wide capacity exceeds demand for all diameter wafers, the pricing pressure is greatest for 8 inch wafers, where the most recent capacity additions in the wafer industry have occurred. Average selling prices are now anticipated to decline by approximately 10% from comparable 1996 levels. However, the Company anticipates modest sequential sales growth over the remaining quarters of 1997, reflecting product volume increases related to the continuing recovery in the semiconductor industry, and as additional capacity for advanced large diameter and epitaxial wafers becomes available.

Gross Margin. For the quarter ended June 30, 1997, gross margin decreased to 12.5% from 28.0% for the year-ago quarter. For the six months ended June 30, 1997, gross margin was 12.6% as compared to 27.7% for the same period of 1996. The decreases in gross margin for both the three and six month periods resulted from lower prices, the start-up of the MEMC St. Peters epitaxial facility and the MEMC Southwest 8 inch facility, and operating at a lower rate of capacity utilization.

As compared to the first quarter of 1997, gross margin remained essentially flat as higher rates of capacity utilization and product mix were offset by lower prices. Advanced large diameter and epitaxial products represented 39% of product volume for the 1997 second quarter, compared to 35% in the first quarter of 1997.

Marketing, Administration and Technology Expenses. Marketing, administration and technology expenses for the quarter ended June 30, 1997 decreased to $32.6 million from $33.2 million for the same 1996 quarter. However, for the six months ended June 30, marketing, administrative and technology expenses increased to $64.0 million from $60.1 million. The decrease in expenses for the three month period was attributable to lower administration costs, offset by higher technology costs. Technology costs rose 46% and 43% for the three and six month periods, respectively, related to higher investment in 300mm research and development, and crystal and wafering process improvements in the United States, Italy and Japan. Technology costs are anticipated to continue to rise during the second half of 1997.

Interest Expense. Increases in interest expense for the quarter and year to date compared to the prior year are due to the completion of capital projects for which interest was previously capitalized. The Company expects interest expense to continue to increase as other capital projects are completed. Based upon the projects completed and those anticipated to be completed during the next quarter, interest expense will likely exceed $6 million for the third quarter of 1997.

Other(Income) Expense. Other income for the second quarter of 1997 increased to $8.2 million from expense of $0.4 million for the same period of 1996, due primarily to the divestiture of the Company's Santa Clara wafer facility that resulted in a pretax gain of $6.0 million. Comparing the six month period ended June 30, 1997, to the same period of the prior year, other (income) expense improved $9.0 million mainly as a result of the Santa Clara divestiture.

Income Taxes. The Company's effective tax rate was 43% for both the three and six month periods ended June 30, 1997, compared to 40% for the comparable 1996 periods. The 1997 effective tax rate may increase due to changes in the composition of the Company's worldwide pretax income.

Joint Ventures. Equity in income (loss) of joint ventures decreased to a loss of $1.7 million for the quarter ended June 30, 1997 from income of $11.1 million for the year-ago period. For the 1997 period, the Company's share of income of $3.0 million at PHC, the Company's Korean joint venture, was more than offset by the Company's share of losses of $4.7 million at Taisil, the Company's Taiwanese joint venture. For the second quarter of 1996, the Company's share of earnings from PHC and Taisil were $11.0 million and $0.1 million, respectively. PHC's decrease in contribution to the Company's results of operations was attributable to the decline in product volumes and average selling prices, predominantly to customers competing in the DRAM market. Taisil's operating losses reflect higher expenses associated with its continuing qualification process.

Subsequent to the completion of the 1997 second quarter, the labor unrest that has affected Korean industry in general impacted PHC. The labor disruption was settled quickly and production was reduced for less than three weeks. The impact of the labor disruption on PHC is expected to be minimal, as the joint venture had anticipated the disruption and had taken steps to ensure a continuous supply of products to its customers.

Minority Interests. Minority interests in net losses of consolidated subsidiaries were $1.1 million for the three month period ended June 30, 1997 as compared to interests in income of $0.9 million for same period of 1996. On a year-to-date basis, 1997 minority interests in net losses of consolidated subsidiaries were $1.4 million compared to interests in income of consolidated subsidiaries of $2.4 million. In both the quarter and year to date periods, the decreases are primarily due to MEMC Southwest's 5 and 6 inch facility operating at a lower rate of capacity utilization, lower prices and its new 8 inch facility incurring higher start-up costs as it continues its qualification.

Liquidity and Capital Resources. At June 30, 1997, the Company had cash and cash equivalents of $23.9 million. The Company's borrowings against its $793.7 million of credit facilities were $471.9 million at June 30, 1997. Outstanding borrowings increased $140.1 million from December 31, 1996 to June 30, 1997, the proceeds of which have been used to finance the Company's expansion efforts.

A comparison of the components of the Company's financial condition follows (dollars in millions):

                                            June 30,            December 31,
                                              1997                 1996
                                              ----                 ----
Working capital                              $ 57.8               $ 42.8
Current ratio                               1.20 to 1            1.16 to 1
Stockholder's equity                         $732.6               $742.0
Total debt to total capitalization            37.2%                29.2%


Cash flows used in operating activities were $2.9 million for the six months ended June 30, 1997 compared to $110.9 million of cash flows generated for the comparable 1996 period. The decrease is primarily attributable to lower net earnings, higher accounts receivable, increased inventories, decreased accounts payable and lower income taxes payable, offset by higher depreciation.

Cash flows used in investing activities for the six months ended June 30, 1997 included capital expenditures of $175.1 million which represent a $44.0 million reduction from the first six months of 1996. The Company had $129.5 million of committed capital expenditures as of June 30, 1997. Capital expenditures in 1997 primarily relate to equipping the MEMC Southwest and St. Peters wafer manufacturing facilities as well as the expansion of MEMC Pasadena. Also, included in cash flows used in investing activities were $12.3 million of proceeds from the sale of fixed assets primarily due to the sale of Santa Clara, and an $11.3 million dividend received from PHC.

Cash flows from financing activities increased $92.0 million due to the issuance of short-term and long-term debt to finance the Company's expansion efforts.

Other. In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 established standards for the computation and presentation of earnings per share for entities with publicly held common stock or potential common stock. The Statement is effective for financial statements issued for periods ending after December 15, 1997 and requires retroactive restatement of all prior period earnings per share data presented. The pro forma effect of SFAS No. 128 on the financial periods presented is as follows:

                                Three-Months Ended     Six-Months Ended
                                     June 30,              June 30,

                                   1997       1996        1997        1996
                                   ----       ----        ----        ----

Earnings per share, as reported  $ 0.09     $ 1.12      $ 0.02      $ 2.08
                                 ======     ======      ======      ======

Basic earnings per share         $ 0.09     $ 1.13      $ 0.02      $ 2.09
                                 ======     ======      ======      ======

Diluted earnings per share       $ 0.09     $ 1.12      $ 0.02      $ 2.07
                                 ======     ======      ======      ======

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income. This Statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for the manner in which public business enterprises report information about operating segments in interim and annual financial statements, and the related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995 -- except for the historical information contained herein, the matters discussed in this document regarding average selling prices for 1997, sales growth for the remaining 1997 quarters, the rise in technology costs during the second half of 1997, interest expense for the third quarter, the 1997 effective tax rate and the impact of the labor disruption on the results of operations of PHC are forward looking statements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the demand for the Company's wafers, utilization of manufacturing capacity, demand for semiconductors generally, competitors' actions, changes in the pricing environment and other risks described in the Company's filings with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1996.


PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 14, 1997. The directors listed in the Notice of Annual Meeting of Stockholders dated March 24, 1997 were elected to terms expiring in 2000, with voting for each as follows:

         Director             For              Withheld
         --------             ---              --------
Armin-Peter Bode           38,651,859          293,303
Dr. Robert M. Sandfort     38,695,246          249,916
Michael B. Smith           38,671,032          274,015


Messrs. Oberholz, Meyer-Galow, Viefhues, Biangardi, Maris and O'Brien are the remaining board members who are expected to serve through the remainder of their respective terms.

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      See the Exhibit Index at page 11 of this report.

(b)   Reports on Form 8-K

      None.
























                                  SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MEMC Electronic Materials, Inc.


August 13, 1997             /s/ JAMES M. STOLZE
                            ---------------------------------------------------
                            James M. Stolze
                            Executive Vice President and Chief Financial Officer
                            (on behalf of the registrant and as
                            principal financial and accounting officer)
































                                EXHIBIT INDEX


      The exhibits  below are numbered in  accordance  with the Exhibit Table of
Item 601 of Regulation S-X.

Exhibit
Number         Exhibit
-------        -------
2              Omitted -- Inapplicable
3-a            Omitted -- Inapplicable
3-b            Omitted -- Inapplicable
4              Omitted -- Inapplicable
*10-i          Amendment to TI  Purchase  Agreement  dated as of June 30,  1995,
                    between   the  Company   and  MEMC   Southwest   Inc  ("MEMC
                    Southwest"),  and TI
10-qqq         Five Year Credit Agreement dated as of June 26, 1997, between the
                    Company  and  Huls   Corporation
10-rrr         Six  Year Credit Agreement dated as of June 26, 1997, between the
                    Company  and  Huls  Corporation
10-sss         Seven Year Credit  Agreement  dated as of June 26,  1997,
                    between the Company and Huls Corporation
10-ttt         Eight Year Credit  Agreement  dated as of June 26,  1997,
                    between the Company and Huls Corporation
11             Omitted -- Inapplicable
15             Omitted -- Inapplicable
18             Omitted -- Inapplicable
19             Omitted -- Inapplicable
22             Omitted -- Inapplicable
23             Omitted -- Inapplicable
24             Omitted -- Inapplicable
27             Financial Data Schedule (filed electronically with the SEC only)
99             Omitted -- Inapplicable



---------------
*     Portions  of this  Exhibit  have been  deleted  pursuant  to a request for
      Confidential   Treatment  filed  separately  with  the  Secretary  of  the
      Securities and Exchange Commission