Form 10-Q
period 1997-09-30
MEMC ELECTRONIC MATERIALS INC
filed 1997-11-14
CIK 945436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ---------------------- to -----------------------

Commission File Number:          1-13828

                         MEMC ELECTRONIC MATERIALS, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                      56-1505767
--------------------------------------------------------------------------------
(State or other jurisdiction of           (I. R. S. Employer Identification No.)
 incorporation or organization)

501 Pearl Drive (City of O'Fallon)     St. Peters, Missouri                63376
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (314) 279-5500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock outstanding at September 30, 1997: 41,408,314 shares


                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF EARNINGS
              (Unaudited; Dollars in thousands, except share data)

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                        1997      1996          1997    1996
                                        ----      ----          ----    ----

Net sales                             $260,026   $303,525    $728,090 $917,667
Cost of goods sold                     223,856    237,034     633,019  681,021
                                       -------    -------     -------  -------
     Gross margin                       36,170     66,491      95,071  236,646
Marketing, administration and
   technology expenses                  34,354     32,469      98,389   92,576
                                       -------    -------     -------  -------
     Operating profit                    1,816     34,022      (3,318) 144,070

Nonoperating (income) expense:
   Interest expense                      5,265          -       6,521      494
   Interest income                        (265)      (659)     (1,048)  (4,394)
   Royalty income                       (2,233)    (1,394)     (6,525)  (4,731)
   Other (income) expense, net            (755)     3,704      (7,296)   6,209
                                       -------    -------     -------  -------
     Total nonoperating (income)
      expense                            2,012      1,651      (8,348)  (2,422)
                                       -------    -------     -------  -------
     Earnings (loss) before income
      taxes, equity in income (loss)
      of joint ventures and minority
      interests                           (196)    32,371       5,030  146,492
Income taxes                               (85)    12,948       2,163   58,597
                                       -------    -------     -------  -------
     Earnings (loss) before equity in
     income (loss) of joint ventures
     and minority interests               (111)    19,423       2,867   87,895
Equity in income (loss) of joint
  ventures                              (6,033)     1,460      (9,477)  21,505
Minority interests                       1,883        270       3,325   (2,135)
                                       -------    -------     -------  -------
     Net earnings (loss)             $  (4,261)  $ 21,153    $ (3,285)$107,265
                                       =======    =======     =======  =======

Net earnings (loss) per share           $(0.10)     $0.51      $(0.08)   $2.59
                                         =====       ====       =====     ====
Weighted average shares used in
  computing net earnings (loss)
  per share                          41,420,801 41,396,951 41,431,689 41,405,992
                                     ========== ========== ========== ==========

See accompanying notes to consolidated financial statements.



                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                    (Unaudited)
                                                   September 30,  December 31,
                                                        1997          1996
                                                        ----          ----

ASSETS
Current assets:
   Cash and cash equivalents                       $   16,074     $   35,096
   Accounts receivable, less allowance for
     doubtful accounts of $2,346 and $2,299
     in 1997 and 1996, respectively                   165,958        129,325
   Inventories                                        126,692        100,505
   Prepaid and other current assets                    53,700         49,329
                                                   ----------     ----------
     Total current assets                             362,424        314,255
Property, plant and equipment, net of accumulated
  depreciation of $436,214 and $372,680 in 1997
  and 1996, respectively                            1,165,641      1,015,145
Investment in joint ventures                           84,363        101,103
Excess of cost over net assets acquired, net of
  accumulated amortization of $3,408 and $2,376
  in 1997 and 1996, respectively                       50,116         51,148
Other assets                                           32,104         27,324
                                                   ----------     ----------
     Total assets                                  $1,694,648     $1,508,975
                                                   ==========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Short-term borrowings and current portion of
     long-term debt                               $   100,532    $     47,130
   Accounts payable                                   124,775         156,841
   Accrued liabilities                                 45,463          45,386
   Accrued wages and salaries                          25,510          25,975
   Income taxes payable                                (9,155)         (3,882)
                                                   ----------      ----------
     Total current liabilities                        287,125         271,450
Long-term debt, less current portion                  459,043         284,701
Pension and similar liabilities                        71,279          70,232
Customer deposits                                      67,121          48,174
Other liabilities                                      27,862          28,923
                                                   ----------      ----------
     Total liabilities                                912,430         703,480
                                                   ----------      ----------

Minority interests                                     60,719          63,527
Commitments and contingencies

Stockholders' equity:
Preferred stock, $.01 par value, 50,000,000
  shares authorized, none issued or outstanding
  in 1997 or 1996                                           -               -
Common stock, $.01 par value, 200,000,000 shares
  authorized, 41,444,519 and 41,470,971 issued
  and outstanding in 1997 and 1996, respectively          414             415
Additional paid-in capital                            574,556         573,351
Retained earnings                                     167,858         171,143
Cumulative translation adjustment                     (19,083)           (396)
Unearned restricted stock awards                         (918)         (1,217)
Treasury stock, at cost: 36,205 shares in 1997
  and 1996                                             (1,328)         (1,328)
                                                   ----------      ----------
     Total stockholders' equity                       721,499         741,968
                                                   ----------      ----------
     Total liabilities and stockholders' equity    $1,694,648      $1,508,975
                                                   ==========      ==========

See accompanying notes to consolidated financial statements.



                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited; Dollars in thousands)


                                                        Nine Months Ended
                                                          September 30,
                                                        1997          1996
                                                        ----          ----

Cash flows from operating activities:
  Net earnings (loss)                                $  (3,285)      $107,265
  Adjustments to reconcile net earnings (loss) to net
   cash provided by (used in) operating activities:
     Depreciation and amortization                      90,543         64,626
     Gain on sale of property, plant and equipment      (5,956)             -
     Minority interests                                 (3,325)         2,135
     Equity in (income) loss of joint ventures           9,477        (21,505)
     Working capital and other                         (93,911)        75,038
                                                     ---------       --------
       Net cash provided by (used in) operating
         activities                                     (6,457)       227,559
                                                     ---------       --------
Cash flows from investing activities:
   Additions to property, plant, and equipment        (273,347)      (414,453)
   Proceeds from sale of property, plant and
     equipment                                          16,497              -
   Equity infusions in joint ventures                   (4,000)       (17,197)
   Deposit with affiliate, net                               -         55,000
   Dividend received from unconsolidated joint
     venture                                            11,263              -
   Other                                                   791          2,295
                                                     ---------       --------
       Net cash used in investing activities          (248,796)      (374,355)
                                                     ---------       --------
Cash flows from financing activities:
   Net short-term borrowings                            57,651         (1,763)
   Proceeds from issuance of long-term debt            188,781        100,807
   Principal payments on long-term debt                (10,096)          (482)
   Contributions from minority interest                      -          2,476
   Stock options exercised                                 334            872
   Repurchase of common stock                                -         (1,328)
                                                     ---------       --------
       Net cash provided by financing activities       236,670        100,582
                                                     ---------       --------
Effect of exchange rate changes on cash                   (439)           227
                                                     ---------       --------
       Net decrease in cash and cash equivalents       (19,022)       (45,987)
Cash and cash equivalents at beginning of period        35,096         77,192
                                                     ---------       --------
Cash and cash equivalents at end of period         $    16,074      $  31,205
                                                     =========       ========

See accompanying notes to consolidated financial statements.



                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Dollars in thousands)

(1) Basis of Presentation
    The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. Operating results for the three-month and nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

(2) Sale of  Santa Clara, California Assets
    On May 30, 1997, the Company sold certain assets of the Santa Clara, California wafer facility to UniSil Corporation for approximately $14.0 million. The divestiture resulted in the recognition of a pretax gain of $6.0 million or $0.14 per share. This gain has been reflected as part of other nonoperating income.

(3) Inventories
    Inventories consist of the following:
                                                September 30,  December 31,
                                                     1997          1996
                                                     ----          ----
    Raw materials and supplies                   $  58,128     $  47,209
    Goods in process                                35,937        27,411
    Finished goods                                  32,627        25,885
                                                    ------      --------
                                                 $ 126,692     $ 100,505
                                                   =======       =======

(4) Earnings per Share (EPS)
    Net EPS for the three-month and nine-month periods ended September 30, 1997 and 1996 were calculated based on the weighted average shares outstanding during each respective period.

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

    The Company's foreign exchange contracts are accounted for as hedges and, accordingly, gains and losses on those contracts are deferred and recognized at the time of settlement of the related receivables. Deferred gains and losses are included on a net basis in the consolidated balance sheet as either other assets or other liabilities. Upon termination, gains and losses are included in the consolidated statement of earnings as other income or expense. If a forward exchange contract is designated as a hedge but is no longer effective, it is marked to market and included in other income or expense in the consolidated statement of earnings. A payment or receipt arising from the termination of a foreign currency contract that is effective as a hedge is included in other income or expense in the consolidated statement of earnings.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales decreased 14.3% to $260.0 million for the three months ended September 30, 1997 from $303.5 million for the three months ended September 30, 1996. Net sales for the nine-month period ended September 30, 1997 decreased 20.7% to $728.1 million from $917.7 million for the comparable period. The declines on both a quarter and year-to-date basis were caused by lower sales volumes and average selling prices. For both the three- and nine-month periods, net sales were lower for all wafer diameters and geographic regions, except Japan, reflecting lower prices for all wafer diameters and the inventory correction in the semiconductor industry that began in the second half of 1996. Japan experienced higher sales volumes and revenues due to increased demand for eight inch epitaxial wafers.

On a sequential basis, however, net sales increased 5.8% over second quarter 1997 net sales of $245.8 million. This increase was due to improved product volumes and mix, offset by lower average selling prices. Net sales improved in all geographic regions except North America, which was essentially unchanged from the second quarter. From a product standpoint, sales volumes improved for all wafer diameters, but most significantly for the six and eight inch diameters.

Gross Margin. For the quarter ended September 30, 1997, gross margin decreased to 13.9% from 21.9% for the year-ago quarter. For the nine months ended September 30, 1997, gross margin was 13.1% as compared to 25.8% for the same period of 1996. The decreases in gross margin for both the three-month period and the nine-month period resulted from lower prices, a lower rate of capacity utilization and start-up costs mainly associated with the St. Peters and MEMC Southwest expansions.

As compared to the second quarter of 1997, gross margin improved by 1.4% due to increased product volumes and the continued shift in product mix to advanced large diameter and epitaxial products. Advanced large diameter and epitaxial products represented 40% of product volume for the 1997 third quarter, compared to 39% in the second quarter of 1997.

Marketing, Administration and Technology Expenses. Marketing, administration and technology expenses for the quarter ended September 30, 1997 increased to $34.4 million from $32.5 million in the same 1996 quarter. Following the same trend, marketing, administrative and technology expenses increased to $98.4 million from $92.6 million for the nine months ended September 30. The increases in expenses for the three-month and nine-month periods are primarily attributable to increased technology expenses related to higher investment in 300mm research and development and crystal and wafering process improvements in the United States, Italy and Japan offset by reduced administration costs. As compared to the third quarter of 1996, technology expenses have increased 47% while administration costs have been reduced 25% for the three months ended September 30, 1997.

Interest Expense. Interest expense increased to $5.3 million during the 1997 third quarter due to the completion of capital projects for which interest was previously capitalized. The increase for the 1997 nine-month period was comparable to the 1997 three-month period. The Company expects interest expense to continue to increase as capital projects are completed and interest expense can no longer be capitalized. Based upon the projects completed and those anticipated to be completed during the next quarter, interest expense may approximate $8 million for the fourth quarter of 1997.

Other (Income) Expense. Other (income) expense for the third quarter of 1997 increased to income of $0.8 million from expense of $3.7 million for the same period of 1996. Comparing the nine-month period ended September 30, 1997 to the same period of the prior year, other (income) expense improved by $13.5 million primarily as a result of the Santa Clara wafer facility divestiture in the 1997 second quarter.

Income Taxes. The Company's effective tax rate was 43% for both the three-month and nine-month periods ended September 30, 1997 compared to 40% for the comparable 1996 periods. The 1997 effective tax rate may increase due to changes in the composition of the Company's worldwide pretax income.

Joint Ventures. Equity in income (loss) of joint ventures decreased to a loss of $6.0 million for the quarter ended September 30, 1997 from income of $1.5 million for the year-ago period. For the 1997 period, the Company's share of losses were attributable to losses of $0.3 million at PHC, the Korean joint venture, and losses of $5.7 million at Taisil, the Taiwanese joint venture. PHC incurred a slight loss during the third quarter due to a reduced rate of operation following a labor disruption during the month of July 1997 and a scheduled shutdown of the facility for normal maintenance. Taisil experienced a water contamination issue which led to a higher loss in the current quarter. Both operational issues were resolved during the third quarter. For the third quarter of 1996, the Company's share of earnings from PHC and Taisil were $6.3 million of income and $4.8 million of losses, respectively.

Minority Interests. Minority interests in net losses of consolidated subsidiaries were $1.9 million for the three-month period ended September 30, 1997 as compared to interest in losses of $0.3 million for same period of 1996. On a year-to-date basis, 1997 minority interests in net losses of consolidated subsidiaries were $3.3 million compared to interests in income of consolidated subsidiaries of $2.1 million. In both the quarter and year-to-date periods, the decreases are due mainly to project activities at MEMC Southwest, MEMC-CSMC, and MEMC Kulim.

Liquidity and Capital Resources. At September 30, 1997, the Company had cash and cash equivalents of $16.1 million. The Company's borrowings against its $784.6 million of credit facilities were $559.6 million at September 30, 1997. Outstanding borrowings increased $227.7 million from December 31, 1996 to September 30, 1997, the proceeds of which have been used to finance the Company's expansion efforts and working capital requirements. The Company's weighted-average borrowing rate was 6.1% at September 30, 1997.

A comparison of the components of the Company's financial condition follows (dollars in millions):

                                September 30,      December 31,
                                     1997              1996
                                     ----              ----
Working capital                     $75.3             $42.8
Current ratio                     1.26 to 1         1.16 to 1
Stockholders' equity               $721.5            $742.0
Total debt to total
  capitalization                    41.7%             29.2%

Cash flows used in operating activities were $6.5 million for the nine months ended September 30, 1997 compared to $227.6 million of cash flows provided for the comparable 1996 period. The decrease is primarily attributable to lower net earnings, higher accounts receivable, increased inventories, decreased accounts payable and lower income taxes payable and customer deposit receipts, offset by higher depreciation and lower equity in income from joint ventures.

Cash flows used in investing activities for the nine months ended September 30, 1997 included capital expenditures of $273.3 million which represents a $141.1 million reduction from the first nine months of 1996. The Company had committed capital expenditures of $98.8 million as of September 30, 1997. Capital expenditures in 1997 primarily relate to equipping the MEMC Southwest and St. Peters wafer manufacturing facilities, expansion of MEMC Pasadena and construction of an integrated development line for 12 inch wafers in Japan. Also, included in cash flows used in investing activities were $16.5 million of proceeds from the sale of fixed assets primarily due to the sale of the Santa Clara wafer facility, and an $11.3 million dividend received from PHC.

Cash flows from financing activities increased $136.1 million from the 1996 nine-month period due to the issuance of short-term and long-term debt to finance the Company's expansion efforts.

Outlook. The Company anticipates reporting an operating loss for the 1997 fourth
quarter,  on  only   slighly  higher net sales.  In   addition  to  the pricing
issues   discussed   below,  the   Company  anticipates a  return  to a seasonal
demand pattern in the silicon wafer industry. The expected seasonality effect is reflective of fewer production days during the fourth quarter, planned customer shutdowns for maintenance and higher customer emphasis on inventory management.

The Company continues to experience pricing pressure, particularly for advanced large diameter and epitaxial wafers, for three reasons. First, DRAM manufacturers have been experiencing substantial price declines throughout 1997, and are trying to reduce their costs to maintain margins. Second, a number of DRAM manufacturers are interested in migrating to eight inch epitaxial wafers to enhance yields, but not at current prices. This has resulted in pricing pressure for these wafers in an otherwise tighter market. Third, wafer supply is slightly greater than demand.

For 1998, the unfavorable pricing environment that originated during early 1997 is expected to continue. In addition, a number of qualitative factors, most significantly the relative strength of the U.S. dollar to the Japanese yen, will place increasing pressure on prices over the near term since a strong U.S. dollar permits Japanese silicon wafer manufacturers to export product at lower prices, without sacrificing profit in Japan. From a cost standpoint, the Company anticipates approximately $20 to $25 million in higher expenditures for technology during 1998, due to strong customer interest in 12 inch wafers in North America and Japan.

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

                                     Three Months Ended   Nine Months Ended
                                       September 30,        September 30,
                                       1997     1996        1997       1996
                                       ----     ----        ----       ----

Earnings per share, as reported       $(0.10)   $0.51      $(0.08)     $2.59
                                      ======    =====      ======      =====

Basic earnings per share              $(0.10)   $0.51      $(0.08)     $2.60
                                      ======    =====      ======      =====

Diluted earnings per share            $(0.10)   $0.51      $(0.08)     $2.58
                                      ======    =====      ======      =====

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This Statement established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. All items that are required to be recognized under accounting standards as components of comprehensive income must be reported in a financial statement with the same prominence as other financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997.

Also in June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This Statement established standards for the manner in which public business enterprises report information about operating segments in interim and annual financial statements, and the related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for periods beginning after December 15, 1997.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
- except for the historical information contained herein, the matters discussed in this document regarding interest expense, the effective tax rate, pricing and the results of operations for the fourth quarter of 1997, the devaluation of the Korean won and the New Taiwan dollar and pricing and increases in technology expenses for 1998 are forward looking statements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the demand for the Company's wafers, utilization of manufacturing capacity, demand for semiconductors generally, competitors' actions, changes in the pricing environment and other risks described in the Company's filings with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1996.


                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      See the Exhibit Index at page 10 of this report.

(b)   Reports on Form 8-K

      None.


                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MEMC Electronic Materials, Inc.


November 14, 1997                  /s/ JAMES M. STOLZE
                                   ---------------------------------------------
                                   James M. Stolze
                                   Executive Vice President and Chief
                                     Financial Officer
                                   (on behalf of the registrant and as
                                    principal financial and accounting officer)



                                  EXHIBIT INDEX

      The exhibits  below are numbered in  accordance  with the Exhibit Table of
Item 601 of Regulation S-K.


Exhibit
Number  Exhibit
------  -------

  2      Omitted -- Inapplicable
  3-a    Omitted -- Inapplicable
  3-b    Omitted -- Inapplicable
  4      Omitted -- Inapplicable
 10-uu Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation.
 11      Omitted -- Inapplicable
 15      Omitted -- Inapplicable
 18      Omitted -- Inapplicable
 19      Omitted -- Inapplicable
 22      Omitted -- Inapplicable
 23      Omitted -- Inapplicable
 24      Omitted -- Inapplicable
 27      Financial Data Schedule (filed electronically with the SEC only)
 99      Omitted -- Inapplicable