Form 10-K405
period 1997-12-31
MEMC ELECTRONIC MATERIALS INC
filed 1998-03-24
CIK 945436

================================================================================

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(MARK ONE)
 [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                                       OR

    [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 FOR THE TRANSITION PERIOD FROM                        TO
                                ----------------------    ----------------------

                         COMMISSION FILE NUMBER 1-13828

                           --------------------------

                        MEMC ELECTRONIC MATERIALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      56-1505767
  (STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER IDENTIFICATION NO.)
   INCORPORATION OR ORGANIZATION)

501 PEARL DRIVE (CITY OF O'FALLON), ST. PETERS, MISSOURI          63376
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (314) 279-5500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

     TITLE OF EACH CLASS:             NAME OF EACH EXCHANGE ON WHICH REGISTERED:
 $.01 PAR VALUE COMMON STOCK                    NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                      NONE
                                (TITLE OF CLASS)

                       ----------------------------------

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

    THE AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NONAFFILIATES OF THE REGISTRANT, BASED UPON THE CLOSING PRICE OF SUCH STOCK ON MARCH 9, 1998, AS REPORTED BY THE NEW YORK STOCK EXCHANGE, WAS APPROXIMATELY $290.3 MILLION.

    THE NUMBER OF SHARES OUTSTANDING OF THE REGISTRANT'S COMMON STOCK AS OF MARCH 9, 1998, WAS 40,511,164 SHARES.

                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) PORTIONS OF THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 (PART I, PART II, AND PART IV OF FORM 10-K).

    (2) PORTIONS OF THE REGISTRANT'S NOTICE OF ANNUAL MEETING OF STOCKHOLDERS AND PROXY STATEMENT DATED MARCH 23, 1998 (PART III OF FORM 10-K).

================================================================================

                              PART I


ITEM 1.  BUSINESS


GENERAL

     MEMC Electronic Materials, Inc. (MEMC or the Company) is a leading worldwide producer of silicon wafers used in the manufacture of semiconductors that are employed in all types of microelectronic applications, including computer systems, telecommunications equipment, automobiles, consumer electronics products, industrial automation and control systems, and analytical and defense systems. The Company operates manufacturing facilities, directly or through joint ventures, in China, Italy, Japan, Malaysia, South Korea, Taiwan and the United States and sells its products to most of the world's largest manufacturers of semiconductors. MEMC is the leading worldwide supplier of silicon wafers outside of Japan and is the only non-Japanese silicon wafer manufacturer with manufacturing and research facilities in Japan.

      MEMC was incorporated in 1984 under the name Dynamit Nobel Silicon Holdings, Inc. (DNS). Huls AG, a subsidiary of VEBA AG, subsequently acquired ownership of DNS. In 1989, Huls AG, through DNS and other related companies, acquired the electronic materials businesses operated by Monsanto Company (Monsanto) in the United States, Europe, Japan and Malaysia. Huls AG changed the name of DNS to MEMC Electronic Materials, Inc. and combined the assets acquired from Monsanto with the assets of its U.S. and Italian silicon wafer business to form the current MEMC. VEBA Corporation, an affiliate of Huls AG, acquired all of the outstanding common stock of MEMC from Huls AG in 1990, which it subsequently transferred to its subsidiary, Huls Corporation, in 1993. On July 12, 1995, the Company completed an initial public stock offering of 19.55 million shares of common stock at an initial offering price of $24 per share. As a result of the public stock offering, Huls Corporation's ownership of the Company was reduced to 51.9%. As of March 9, 1998, Huls Corporation owned 53.0% of the Company's common stock.


PRODUCT

      The silicon wafers manufactured by the Company vary in diameter, surface features (polished or epitaxial), composition, electrical properties and method of manufacture. MEMC's silicon wafers are manufactured according to the exacting specifications required by its customers, and the Company currently produces wafers with a variety of product features satisfying more than 1,000 unique product specifications. Wafers of larger diameter and more stringent technical specifications are required by semiconductor manufacturers in order to produce increasingly complex semiconductor devices such as the larger megabit memory chips and microprocessors.

      The processes utilized by the Company's customers in manufacturing such semiconductor devices have become more expensive, leading to their increased focus on efficient semiconductor production processes. Because many semiconductor devices, or chips, are made from the same wafer, and because all chips from a particular wafer are manufactured and processed simultaneously at each stage in the device manufacturing process, larger-sized wafers allow for a greater yield from the same semiconductor manufacturing process and allow semiconductor manufacturers to spread their fixed costs of production over a larger volume of finished products. For example, a 150 millimeter (6 inch) wafer has a surface area of approximately
27.4 square inches, whereas a 200 millimeter (8 inch) wafer has a surface area of approximately 48.7 square inches, or approximately 78% more surface area than the 150 millimeter wafer, and a 300 millimeter (12 inch) wafer has a surface area of approximately 109.6 square inches or approximately 125% more surface area than a 200 millimeter wafer. Despite the industry's focus on 150 millimeter and larger diameter wafers, the Company continues to manufacture and sell a significant amount of 100 millimeter (4 inch) and 125 millimeter (5 inch) wafers.

      The Company's silicon wafers fall into one of three general types:

Prime Polished Wafers

      The Company's principal product is its prime polished wafer, which is a highly refined, pure silicon wafer with an ultraflat and ultraclean surface. Prime polished wafers undergo a sophisticated chemical-mechanical polishing process that removes defects and leaves an extremely smooth surface suitable for the advanced technologies used by the Company's customers. MEMC's prime polished wafers are used by the Company's customers in a broad range of applications.

      The Company manufactures prime polished wafers in sizes ranging from 100 millimeters to 200 millimeters in diameter. The larger diameter wafers are used in more sophisticated applications where semiconductor manufacturers benefit from the increased efficiencies and greater number of available die per wafer.

Epitaxial Wafers

      In order to incorporate more complex functionality in the integrated circuit, as well as to improve performance (which is affected by the distance signals travel through the circuitry) and to control power consumption and heat production, semiconductor manufacturers are forced to use smaller and smaller device features. The Company manufactures epitaxial wafers to serve the technological demands of its customers that manufacture advanced semiconductors. Epitaxial wafers consist of a thin, single-crystal silicon layer grown on the polished surface of the silicon wafer substrate. The substrate, which is designed to have different composition and electrical properties from the epitaxial layer of single-crystal silicon on the wafer surface, among other things, helps to improve isolation between circuit elements fabricated on the silicon film surface of the wafer. One result of such smaller devices is the requirement that the distance between circuit elements (referred to as line widths) becomes increasingly narrow. A critical aspect in the construction of any integrated circuit device is the isolation of these different elements that comprise the integrated circuit device. Without sufficient isolation of the various elements, the elements could communicate electrically with each other, which could render the device inoperable. The improved isolation provided by epitaxial wafers allows for increased reliability of the finished semiconductor device, greater efficiencies during the semiconductor manufacturing process, and ultimately more complex integrated circuit devices.

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


300 MILLIMETER WAFERS

      One of the semiconductor industry's next significant technological changes will be the transition to 300 millimeter silicon wafers. For the next several years, the primary focus of the semiconductor equipment industry will be to develop 300 millimeter fabrication tools while the focus of the semiconductor manufacturing industry will be to evaluate those tools, develop processes and build new fabrication facilities to process 300 millimeter wafers.

      MEMC is one of the industry leaders in the development of the next generation of both polished and epitaxial silicon wafers, having first produced 300 millimeter diameter wafers in 1991. The Company's technologists are developing new equipment and improved processes in all of the key manufacturing operations from crystal growing through final packaging.

      The 300 millimeter market was driven during 1997 primarily by the two industry consortia organized and funded by the leading semiconductor manufacturers for the purpose of evaluating 300 millimeter equipment and materials (I300I in Austin, Texas, and SELETE in Japan) and semiconductor equipment manufacturers. While the primary use of 300 millimeter wafers in 1998 will continue to be for semiconductor device process and tool development, the Company expects to ship samples of 300 millimeter prime polished and epitaxial wafers during 1998.

      In 1997, principal silicon wafer producers expanded the capacity of their initial 300 millimeter pilot lines and announced plans to build production facilities to meet future market demand. Several 300 millimeter pilot lines are expected to be completed in 1998, equipped with early prototypes of 300 millimeter fabrication tools. The Company's 300 millimeter research and development line at its St. Peters' facility became operational in the first quarter of 1997, supplying developmental wafers to semiconductor equipment manufacturers and semiconductor customers worldwide.

      In the second quarter of 1997, the Company announced a capital investment of approximately $250 million to expand 300 millimeter production capacity and to accelerate process development. The investment provides the funding for the construction of a 300 millimeter integrated development line at an existing 200 millimeter manufacturing site in Utsunomiya, Japan, and additional 300 millimeter crystal growing, wafer processing, and epitaxial deposition equipment at its St. Peters' facility. The new 100,000 square foot facility in Japan is scheduled to commence operation in mid-1998.

      The demand for production volumes of 300 millimeter wafers is not expected to develop until the year 2000 or beyond as pilot lines of semiconductor customers use the next two years to fully develop the tool set and processes necessary to fabricate integrated circuits on 300 millimeter wafers.


RAW MATERIALS

      Polysilicon is the predominant raw material used in the Company's production process. The Company produces approximately one-half of its total polysilicon requirements and purchases the remainder of its requirements from third parties. The availability of polysilicon is primarily dependent upon the adequacy of manufacturing capacity, as the basic materials from which polysilicon is derived are readily available. The Company believes that an adequate supply of polysilicon in 1998 will be obtained through internal sourcing and purchase contracts with third parties.

       The Company was the first manufacturer to successfully use granular polysilicon. Granular polysilicon has fluid-like transport properties and minimizes contamination risks due to reduced handling, which enhances the crystal growth process for larger diameter wafers. In December 1997, the Company signed a non-binding letter of intent to form a granular polysilicon joint venture with Tokuyama Corporation, the world's second largest producer of polysilicon and Marubeni Corporation, one of Japan's leading trading companies. The Company would contribute its existing granular polysilicon operation, and the other parties would contribute cash and technology. The Company would retain a 40% interest in the new joint venture.


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


RESEARCH AND DEVELOPMENT

      The Company's current research and development efforts are driven by its business strategy and focus mainly on the development and improvement of large diameter and advanced silicon wafer products and manufacturing processes, enhancement of existing products and increases in efficiency. The Company works closely with customers in developing new products and refining existing products to attempt to meet the needs of the marketplace. A recent product and innovation of the Company's research and development program include the development of 300 millimeter diameter wafers. The Company continues to develop processes to reduce microdefects in crystals and is developing a new class of crystal called High Performance Silicon. Further improvements are also being made in the polishing process and processes to improve productivity of the Company's single slice epitaxial reactors.

      The market for silicon wafer products is characterized by rapid technological change and product innovation. MEMC believes that continued and timely development of new products and enhancements to existing products is necessary for it to maintain its competitive position. Accordingly, the Company devotes a significant portion of its resources to research and development programs and seeks to maintain close relationships with its customers to remain responsive to their product needs. Expenditures for product development activities (both in the laboratory and on the manufacturing line that are included in research and development expenses and in cost of goods sold, respectively) during 1997, 1996 and 1995, excluding expenditures by the Company's joint ventures, were $88.4 million, $61.3 million, and $46.0 million, respectively, representing 9.0%, 5.5%, and 5.2% of the Company's net sales for the respective periods.


MARKETING AND SALES

      MEMC markets substantially all of its product through a direct sales force. The Company believes an essential element of its marketing strategy is its establishment and maintenance of close relationships with its customers through multi-functional teams comprised of technical, marketing and sales, and manufacturing personnel. These teams work closely with customers in developing their new production facilities, qualifying the Company's products for use at such new facilities and maintaining qualification at all existing manufacturing facilities. Sales are principally completed pursuant to indicative-only contracts of one year or less that indicate expected volumes and specify price.

      The Company's close relationships with its customers are necessitated in part by the lengthy and expensive "qualification" process pursuant to which silicon wafer manufacturers, and their individual facilities, are qualified to become suppliers of a particular product to their customers.
The Company is aware of changing customer needs and targets its manufacturing to produce wafers uniquely tuned to each customer's process and requirements. For 1997, over half of the Company's sales were generated by the following ten customers: Advanced Micro Devices, Inc.; Chartered Semiconductor Manufacturing, Ltd.; Cypress Semiconductor Corporation; International Business Machines Corporation; Motorola, Inc.; National Semiconductor Corporation; Philips Electronics N.V.; Samsung Electronics Co., Ltd.; SGS-Thomson Microelectronics N.V.; and Texas Instruments Incorporated (Texas Instruments). Texas Instruments individually exceeded 10% of the Company's sales in 1997. The highest rate of future growth in the semiconductor market is expected to be in the Asia Pacific region. The Company believes it is well positioned in the Asian market with manufacturing facilities or joint ventures in China, Japan, Malaysia, South Korea and Taiwan.


SEASONALITY

      The Company's operating results are subject to quarterly and annual fluctuations principally due to MEMC's dependence on the performance of the semiconductor industry, which historically has been cyclical, as well as to the moderate seasonality of the Company's operations. MEMC attributes such seasonality to the purchasing patterns of its customers and to the fewer number of production days in December, January, and February.


COMPETITION

      The silicon wafer manufacturing industry is highly competitive. Significant competitive factors in the silicon wafer market include quality, reliability and device line performance, price, flexibility, the size of each manufacturer's qualified customer base, available capacity, customer support and breadth of product line. The Company believes that it competes favorably in each of these areas. The Company also believes its presence with manufacturing facilities in all key world areas gives it a competitive edge.

      In many instances, the Company must compete for customers who have already made substantial financial and operational commitments to products offered by the Company's competitors. To sell its products to these customers, the Company must demonstrate that the performance, price, and other benefits of its products justify the costs associated with the lengthy qualification process. Additionally, three of the Company's customers produce a portion of their own requirements for silicon wafers.

      The Company believes that its wafers are highly competitive with other products in the marketplace. However, the Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive performance characteristics.


STRATEGIC ALLIANCES

      MEMC has entered into a number of strategic alliances as part of its strategy to leverage its capital, to enter expanding markets, to forge closer working relationships with its principal customers and to broaden the geographic diversification of its operations. The Company has alliances with prominent partners around the world, and such joint ventures operate in China, South Korea, Taiwan, and the United States.


RISK FACTORS

      This Annual Report on Form 10-K contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning 300 millimeter wafers and MEMC's operations. In addition to the business risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statement contained herein or made elsewhere by or on behalf of the Company.

Impact of Downturns in the Semiconductor Industry

      MEMC's business depends in large part upon market demand for semiconductors and products utilizing semiconductors. The semiconductor industry historically has been cyclical and has experienced periodic downturns, which have had an adverse impact on the semiconductor industry and suppliers to the semiconductor industry -- including manufacturers of silicon wafers. Overcapacity, inventory reduction and weak pricing in the semiconductor industry, particularly for the DRAM (memory) market, led to reduced orders for silicon wafers that began in the second half of 1996 and gradually recovered throughout 1997. In addition, the Company and its competitors expanded at a faster rate than silicon consumption growth during the past two years, resulting in overcapacity in the silicon wafer industry. The combination of these market conditions led to significant price reductions throughout 1997 that are continuing into 1998. MEMC's ability to reduce expenses during this downturn has been limited by the Company's significant investment in property and equipment, continued investment in research and development, expanded capacity and marketing necessary to maintain extensive worldwide customer service and support capabilities. A continuation of this or any future downturns in the semiconductor industry could have a material adverse effect on MEMC's operating results.

Capacity

      MEMC is expanding certain of its manufacturing facilities around the world. These capacity additions require significant capital investment and result in a significant increase in fixed and operating expenses. In addition, the Company has incurred additional indebtedness to finance such expenditures and investments.

      Growth in the worldwide supply of silicon wafers has outpaced the growth in worldwide demand in recent periods, principally with respect to 200 millimeter wafers. This has resulted in insufficient revenue levels to offset these additional costs, adversely impacting the Company's operating results. Although some of MEMC's competitors have announced adjustments to the rate at which they will implement capacity expansion programs, many have already added significant capacity for the production of 200 millimeter silicon wafers. The amount of capacity to be placed into production by MEMC and its competitors could dramatically increase the worldwide supply of silicon wafers, increase the downward pressure on prices and materially adversely impact the Company's operating results. Further, the Company has no firm information with which to determine the capacity and expansion plans of its competitors.

Highly Competitive Industry

      The silicon wafer industry is highly competitive. MEMC faces substantial competition from established silicon wafer manufacturers throughout the world, some of which have substantial financial, technical, engineering and manufacturing resources, particularly from very large, well-capitalized Japanese manufacturers. The Company believes that the Japanese companies with which it competes benefit from their dominance of the technologically advanced Japanese market, which represented approximately 39% of the worldwide silicon wafer market in 1997. In particular, Shin-Etsu Handotai is the largest supplier of silicon wafers in Japan and the world, providing it with the sales and technology base to compete effectively throughout the world. If MEMC were unable to continue to compete effectively with Japanese silicon wafer manufacturers, the Company's operating results could be materially adversely affected.

      MEMC competes principally on the basis of product quality and performance and price, as well as technical innovation, customer service and product availability. The Company's competitors can be expected to continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Over the past two years, the Japanese yen and Deutsche mark have declined significantly relative to the U.S. dollar which has given our competitors certain cost advantages in the marketplace. Competitive pressures or downturns in the semiconductor industry may necessitate price reductions which could have a material adverse effect on MEMC's operating results.

      Although the Company believes that it has certain technological, geographic and other strengths relative to its competitors, realizing and maintaining such strengths will require a continued high level of investment by MEMC in research and development, marketing and customer service and support and increased manufacturing capacity. An inability to maintain such investments could have a material adverse effect on the Company's operating results. MEMC may be required to seek additional equity or debt financing to fund these investments. There can be no assurance that such additional financing will be available when needed, or if available, will be on historically equivalent terms.

Changing Customer Specifications

      The silicon wafer industry is subject to rapid technological change, new and enhanced product specification requirements and manufacturing processes as well as evolving industry standards. The Company's ability to remain competitive will depend upon its ability to develop technologically advanced products and processes, and to meet the increasingly demanding requirements of its customers on a cost-effective basis. As a result, MEMC expects to continue to make a significant investment in research and development. Despite its past successes, there can be no assurance that the Company will continue to be successful in the introduction, marketing and cost-effective manufacturing of any of its new products, or that MEMC will be able to develop new or enhanced products and processes that satisfy customer needs or achieve market acceptance. The failure to develop, enhance and introduce products and manufacturing processes successfully could have a material adverse effect on the Company's competitive position and operating results.

Limited Number of Principal Customers

      Historically, MEMC has sold a significant portion of its products to a limited number of principal customers. In 1997, ten customers generated over one-half of its sales. Likewise, the majority of the sales of POSCO Huls Co., Ltd. (PHC) were to one customer. There can be no assurance that the Company and PHC will realize equivalent sales from their top customers in the future. The loss, or a significant curtailment, of purchases by one or more top customers could have a material adverse effect on MEMC's operating results.

International Operations

      The Company expects that international sales will continue to represent a significant percentage of its total sales. In addition, a significant portion of its manufacturing operations is located outside of the United States. MEMC's risk exposure from these sales is primarily limited to the Japanese yen, Deutsche mark and European ecu. The Company's risk exposure from expenses at international manufacturing facilities is concentrated in Italian lira, Japanese yen and Malaysian ringgit. Although MEMC generally hedges receivables denominated in foreign currencies at the time of sale and foreign currency denominated intercompany loans by entering into long dated forward exchange contracts, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's operations in the future.

      MEMC's unconsolidated joint ventures have sales denominated in the U.S. dollar and manufacturing expenses primarily denominated in the U.S. dollar, Korean won and New Taiwanese dollar. PHC, the Korean joint venture, also has significant debt denominated in the U.S. dollar and Korean won. Likewise, Taisil, the Taiwanese joint venture, has significant debt denominated in the U.S. dollar and New Taiwanese dollar. The Company's unconsolidated joint ventures utilize the U.S. dollar as their functional currency and do not hedge net Korean won and New Taiwanese exposures. Net Korean won exposure has not been hedged, as the forward contract market is limited and the depth and price of such contracts is not attractive. Thus far, net New Taiwanese dollar exposure has not been hedged; however, given the broader market and depth for forward contracts in Taiwan, forward contracts may be considered from time to time.

      International sales and operations may be adversely affected by the imposition of governmental controls, fluctuations in local or U.S. dollar currencies, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations. Although the Company believes that the geographical distribution of its operations may limit the effects on MEMC from regulatory, political and other factors, there can be no assurance that such factors will not have a material adverse effect on the Company's operations in the future or require MEMC to modify its current business practices.

Manufacturing Interruptions

      Interruption of operations at any of the Company's primary manufacturing facilities, including labor disputes, equipment failure, shortages of raw materials or supplies, or other causes could result in delays or cancellations of shipments of silicon wafers. There can be no assurance that alternate capacity would be available on a timely basis or at all, thereby potentially resulting in a loss of customers. The interruption of operations for those or other reasons could materially adversely affect MEMC's operating results.

Dependence on Certain Suppliers

       The Company obtains certain of its raw materials from a limited number of suppliers. MEMC believes that it has developed reliable sources for all of its raw materials and that qualified alternative sources could be obtained to supply such materials. Although the Company currently produces approximately one-half of its polysilicon and sources a substantial portion of the remainder under multi-year contracts with major polysilicon producers, a prolonged inability to obtain raw materials, such as polysilicon, or increases in the prices of raw materials resulting from tight supplies, could have a material adverse effect on MEMC's operating results.

Fluctuations in Operating Results

      The Company's operating results are subject to quarterly and annual fluctuations principally due to MEMC's dependence on the performance of the semiconductor industry, which historically has been cyclical, as well as to the moderate seasonality of the Company's operations. MEMC attributes such seasonality to the purchasing patterns of its customers and to the fewer number of production days in December, January and February. Additional factors that may influence the Company's operating results include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures and the delay between the incurrence of expenses to further develop marketing and service capabilities and expand capacity, and the realization of benefits from such improved capabilities. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. These factors are difficult to forecast, and these and other factors could have a material adverse effect on MEMC's quarterly or annual operating results.

Attraction and Retention of Qualified Personnel

      The Company is dependent upon a limited number of key management and technical personnel. In addition, MEMC's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance the Company will be successful in hiring or retaining qualified personnel, or that any of MEMC's personnel will remain employed by the Company. Any loss of key personnel or the inability to hire and retain qualified personnel could have a material adverse effect on MEMC's operating results.

Volatility of Stock Price

      Based on the trading history of the Company's common stock, MEMC believes that factors such as quarterly fluctuations in the Company's financial results, announcements of technological innovations or new products by MEMC or its competitors, the state of the semiconductor industry, pricing in the silicon wafer industry, developments in patent or other proprietary rights and in the Company's relationships with its customers have caused and are likely to continue to cause the market price of MEMC's common stock to fluctuate significantly. Technology company stocks in general have experienced extreme price and trading volume fluctuations that often have been unrelated to the operating performance of these companies. This market volatility may adversely affect the market price of the Company's common stock. In addition, an actual or anticipated shortfall in net sales, gross margin or net earnings from security analysts' expectations could have an immediate effect on the trading price of MEMC's common stock in any given period.

Proprietary Information and Intellectual Property

      The Company believes that the success of its business depends primarily on its proprietary technology, information and processes and know-how, rather than on patents or trademarks. Nevertheless, MEMC attempts to protect its intellectual property rights with respect to its products and manufacturing processes through patents, trademarks and trade secrets when appropriate as part of its ongoing research, development and manufacturing activities, and has increased its efforts to obtain patent protection for its technology in response to an increase in patent applications by the Company's competitors. Much of MEMC's proprietary information and technology relating to the manufacturing process is not patented and may not be patentable. Therefore, there can be no assurance that the Company will be able to adequately protect its technology, that competitors will not be able to develop similar technology independently, that the claims allowed on any patents held by MEMC will be sufficiently broad to protect the Company's technology or that foreign property laws will adequately protect MEMC's intellectual property rights.

Year 2000

      Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing the readiness of its computer systems to handle dates beyond the year 1999. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues and does not believe that the cost of such actions will have a material adverse effect on the Company's results of operations or financial condition.

      Year 2000 issues create risk for the Company from unforeseen problems in its own computer systems and from customers, suppliers, financial institutions and other organizations with which the Company conducts financial transactions worldwide. Such failures by the Company's and/or third parties' computer systems could have a material adverse effect on the Company's ability to conduct business.


EMPLOYEES

      At December 31, 1997, the Company had approximately 7,700 full-time employees and 300 temporary workers worldwide. MEMC has not experienced any material work stoppages at any of its facilities during the last several years. The Company believes its relationships with its employees are satisfactory.


GEOGRAPHIC INFORMATION

     Information regarding MEMC's foreign and domestic operations is contained in Note 19 on page 39 of the Company's 1997 Annual Report to Stockholders (the 1997 Annual Report), which information is incorporated herein by reference.


EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding executive officers is contained in Item 10 of
Part III of this Report (General Instruction G) and is incorporated herein by reference.

ITEM 2.  PROPERTIES

      The Company's principal executive offices are located at 501 Pearl Drive (City of O'Fallon), St. Peters, Missouri 63376, and its telephone number at that address is (314) 279-5500. The principal manufacturing and administrative facilities of the Company and its joint ventures currently comprise approximately 4.0 million square feet and are situated in the following locations:

                 Location                        Square Footage              Ownership
                 --------                        --------------              ---------
            St. Peters, MO, USA                     737,000                  owned<F*>
            Spartanburg, SC, USA                    309,000                  owned
            Sherman, TX, USA                        671,000                  leased and owned
            Pasadena, TX, USA                       436,000                  leased
            Luoyang, China                           70,000                  leased
            Merano, Italy                           319,000                  owned
            Novara, Italy                           302,000                  owned
            Utsunomiya, Japan                       184,000                  owned
            Kuala Lumpur, Malaysia                   53,000                  leased
            Chonan, South Korea                     457,000                  owned
               (PHC joint venture)
            Hsinchu, Taiwan                         450,000                  land leased,
               (Taisil joint venture)                                        building owned

<F*>A portion of the St. Peters facility is currently leased with an option to purchase pursuant to an industrial revenue bond financing.

     The Company believes that its existing facilities and equipment are well maintained, in good operating condition and are adequate to meet its current requirements. The extent of utilization of such facilities varies from plant to plant and from time to time during the year.

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


                              PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      The narrative or tabular information regarding the market for the Company's common equity and related stockholder matters required by this item is set forth under Note 18, "Unaudited Quarterly Financial Information", and under "Stockholder Information" on pages 38 and 44, respectively, of the Company's 1997 Annual Report, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

      The tabular information (including the footnotes thereto) required by this item is set forth under "Five Year Selected Financial Data" on page 12 of the Company's 1997 Annual Report, which information is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      The information required by this item is set forth on pages 13 through 20 of the Company's 1997 Annual Report, which information is incorporated herein by reference. In addition, the paragraphs contained in "To our Stockholders" in the section entitled "Looking Ahead" on pages 4 and 5 of the Company's 1997 Annual Report is incorporated herein by reference, and the information contained in the "Safe Harbor Statement" section of the "Stockholder Information" on page 44 of the Company's 1997 Annual Report is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The consolidated financial statements of the Company appearing on pages 21 through 39, and the Independent Auditors' Report thereon of KPMG Peat Marwick LLP appearing on page 41 of the Company's 1997 Annual Report, are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                             PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      A definitive proxy statement will be filed with the Securities and Exchange Commission within 120 days of year-end (the 1998 Proxy Statement). The information required by this item with respect to directors will be set forth in the 1998 Proxy Statement and is incorporated herein by reference.

      The following is a list, as of March 1, 1998, of the names and ages of the executive officers of MEMC and all positions and offices with the Company presently held by the person named. There is no family relationship between any of the named persons.

          Name              Age     All Positions and Offices Held
          ----              ---     ------------------------------
   Ludger H. Viefhues        55     Chief Executive Officer and Director
   Klaus R. von Horde        56     President, Chief Operating Officer and
                                       Director
   James M. Stolze           54     Executive Vice President and Chief
                                       Financial Officer
   Dr. Werner Schmitz        58     Executive Vice President
   Marcel Coinne             57     Corporate Vice President
   Charles W. Cook, Jr.      53     Corporate Vice President
   Dr. John P. DeLuca        55     Corporate Vice President
   Ralph D. Hartung          54     Corporate Vice President
   Helene F. Hennelly        51     Corporate Vice President, General Counsel
                                       and Secretary
   Jonathon P. Jansky        46     Corporate Vice President
   Paul V. Pastorek          51     Corporate Vice President
   Huston E. Sherrill        55     Corporate Vice President
   Dr. Kiyoo Shimada         55     Corporate Vice President
   Dr. Thomas Knothe         40     Vice President
   Lori S. Nye               44     Vice President

      Each executive officer has held the same position or another executive position with the Company during the past five years, except as set forth in the 1998 Proxy Statement or as follows:

      Mr. Stolze was a partner with KPMG Peat Marwick LLP from 1977 until joining the Company in June 1995. Dr. Schmitz became an Executive Vice President in June 1995. Dr. DeLuca served as Director, Manufacturing
Technology from May 1992 to November 1994 and has been a Corporate Vice President since November 1994. Ms. Hennelly was a Vice President from
October 1990 until she became a Corporate Vice President in May 1996. Mr.
Jansky served as Plant Manager of MEMC's St. Peters facility from 1992 until he became a Corporate Vice President in January 1997. Mr. Pastorek was Director, Materials Management of the Company from 1990 to 1993 and served as Director, Business Development-Asia of the Company from 1993 until he became a Corporate Vice President in December 1995. Mr. Sherrill was a director of the Company from May 1993 to May 1995. Dr. Shimada was Vice President of the Company from 1993 to May 1996 and has been a Corporate Vice President of the Company since May 1996. Dr. Shimada is also President and Representative Director of MEMC Japan Ltd., a wholly owned subsidiary of the Company. Dr. Knothe served as Director, Engineering for Huls AG from 1987 to 1994; Director, Corporate Development Plastics Business for Huls AG from 1994 to 1995; and Director, Corporate Development Electronic Materials for Huls AG from 1995 until joining the Company in January 1998 as a Vice President.

ITEM 11.  EXECUTIVE COMPENSATION

      Information appearing under (i) "BOARD MEETINGS AND COMMITTEES; COMPENSATION OF DIRECTORS -- Directors Fees"; (ii) "SUMMARY COMPENSATION TABLE" and related footnotes; (iii) "OPTION/SAR GRANTS IN LAST FISCAL YEAR" and related footnotes; (iv) "AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES" and related footnotes; (v) "Pension Plan";
(vi) "Pension Plan Table (1)" and "Pension Plan Table (2)"; (vii) "Employment Agreements", and (viii) "Compensation Committee Interlocks and Insider Participation" of the 1998 Proxy Statement are incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

      Information appearing under "Security Ownership of Management and Certain Beneficial Owners" of the 1998 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information under "Certain Relationships and Related Party Transactions" of the 1998 Proxy Statement is incorporated herein by reference.


                              PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
          FORM 8-K


1.  FINANCIAL STATEMENTS

      The following consolidated financial statements of the Company and its subsidiaries, included on pages 21 through 39 of the 1997 Annual Report, and the Independent Auditors' Report thereon of KPMG Peat Marwick LLP appearing on page 41 of such report are incorporated herein by reference.

      Consolidated Statements of Operations -- Years ended
      December 31, 1997, 1996 and 1995.

      Consolidated Balance Sheets -- December 31, 1997 and 1996.

      Consolidated Statements of Cash Flows -- Years ended
      December 31, 1997, 1996 and 1995.

      Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1997, 1996 and 1995.

      Notes to Consolidated Financial Statements.

      Independent Auditors' Report.

2.  FINANCIAL STATEMENT SCHEDULES

      Independent Auditors' Report on Financial Statement Schedule                           F-1

      Valuation and Qualifying Accounts                                                      F-2

      Financial Statements of POSCO HULS Co., Ltd.:

          Independent Auditors' Report of KPMG San Tong Corp.                                F-3

          Balance sheets as of December 31, 1997 and 1996                                    F-4

          Statements of Earnings -- Years ended December 31, 1997 and 1996, and
             December 31, 1995 (unaudited)                                                   F-5

          Statements of Appropriation (Disposition) of Retained Earnings
             (Deficit) -- Years ended December 31, 1997 and 1996, and
             December 31, 1995 (unaudited)                                                   F-6

          Statements of Cash Flows -- Years ended December 31, 1997 and 1996, and
             December 31, 1995 (unaudited)                                                   F-7

          Notes to Financial Statements                                                      F-9

      Financial Statements of Taisil Electronic Materials Corporation:

          Independent Auditors' Report of KPMG Peat Marwick                                  F-25

          Balance sheets as of December 31, 1997, and December 31, 1996 (unaudited)          F-26

          Statements of Operations -- Years ended December 31, 1997, and
             December 31, 1996 and 1995 (unaudited)                                          F-28

          Statements of Changes in Stockholders' Equity -- Years ended
              December 31, 1997, and December 31, 1996 and 1995 (unaudited)                  F-29

          Statements of Cash Flows -- Years ended December 31, 1997, and
             December 31, 1996 and 1995 (unaudited)                                          F-30

          Notes to Financial Statements                                                      F-31


3.  EXHIBITS

      See the Exhibit Index beginning at page 16 of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the Exhibits listed under Exhibit nos. 10-n through 10-r and Exhibit nos. 10-aa, 10-oo, 10-pp, 10-xx, 10-yy, 10-ggg, 10-hhh, 10-iii, 10-nnn, 10-ooo, and 10-ppp of the
Exhibit Index. The following Exhibits listed in the Exhibit Index are filed with this report.

      10-nnn      Consulting Agreement dated as of December 1, 1997, between the Company and Dr. Robert M. Sandfort
      10-ooo      Agreement dated as of December 31, 1997, between the Company and Tom L. Cadwell
      10-ppp      Agreement dated as of April 1, 1993, between the Company and
                   Ralph D. Hartung
      13          Pages 4 through 5 (the paragraphs contained in "To Our
                   Stockholders" under the section entitled "Looking Ahead"), pages 12 through 41 (excluding the "Report of Management" on page 40), and page 44 of the Company's 1997 Annual Report
      21          Subsidiaries of the Company
      23-a        Consent of KPMG Peat Marwick LLP
      23-b        Consent of KPMG San Tong Corp.
      23-c        Consent of KPMG Peat Marwick
      24          Powers of Attorney submitted by Dr. Erhard Meyer-Galow;
                   Willem D. Maris; Dr. Alfred Oberholz; Paul T. O'Brien; and
                   Michael B. Smith
      27          Financial Data Schedule (filed electronically with the SEC only)


4.   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.



                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        MEMC ELECTRONIC MATERIALS, INC.


                        By:         /s/ LUDGER H. VIEFHUES
                           ----------------------------------------
                                      Ludger H. Viefhues
                             Chief Executive Officer and Director

Date: March 23, 1998

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

           Signature                                    Title                         Date
           ---------                                    -----                         ----
     /s/ LUDGER H. VIEFHUES                     Chief Executive Officer and      March 23, 1998
-----------------------------------                 Director
     Ludger H. Viefhues                         (Principal executive officer)

     /s/ KLAUS R. von HORDE                     President, Chief Operating       March 23, 1998
-----------------------------------                 Officer and Director
     Klaus R. von Horde

     /s/ JAMES M. STOLZE                        Executive Vice President and     March 23, 1998
------------------------------------                Chief Financial Officer
     James M. Stolze                            (Principal financial and
                                                  accounting officer)

             <F*>                               Chairman of the Board of         March 23, 1998
-----------------------------------                 Directors
     Dr. Erhard Meyer-Galow

             <F*>                               Director                         March 23, 1998
-----------------------------------
     Willem D. Maris

             <F*>                               Director                         March 23, 1998
-----------------------------------
     Dr. Alfred Oberholz

             <F*>                               Director                         March 23, 1998
-----------------------------------
     Paul T. O'Brien

             <F*>                               Director                         March 23, 1998
-----------------------------------
     Michael B. Smith

                                                Director
-----------------------------------
     Helmut Mamsch


<F*> James M. Stolze, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.


                        /s/ JAMES M. STOLZE
                     -------------------------
                          James M. Stolze
                          Attorney-in-Fact


                                 EXHIBIT INDEX

      These Exhibits are numbered in accordance with the Exhibit Table of
Item 601 of Regulation S-K.


Exhibit
No.                   Description
---                   -----------
2                     Omitted -- Inapplicable
3(i)                  Restated Certificate of Incorporation of the Company (Incorporated
                         by reference to Exhibit 3-a of the Company's Form 10-Q for the
                         Quarter ended June 30, 1995)
3(ii)                 Restated By-laws of the Company (Incorporated by reference to
                         Exhibit 3-b of the Company's Form 10- Q for the Quarter ended
                         September 30, 1996)
4                     Omitted -- Inapplicable
5                     Omitted -- Inapplicable
9                     Omitted -- Inapplicable
<F*>10-a              Shareholders Agreement dated May 24, 1994 among the Company and
                         China Steel Corporation ("China Steel"), China Development
                         Corporation and Chiao Tung Bank (Incorporated by reference to
                         Exhibit 10(a) of Amendment No. 4 to the company's Form S-1
                         Registration Statement No. 33-92412)
<F*>10-b              Technology Cooperation Agreement dated October 26, 1994 between the Company and Taisil Electronic Materials Corporation ("Taisil")
                         (Incorporated by reference to Exhibit 10-b of Amendment No. 4 to the Company's Form S-1 Registration Statement No. 33-92412)
10-c                  Joint Venture Agreement dated August 28, 1990 among the Company,
                         Pohang Iron and Steel Company, Ltd. ("POSCO") and Samsung
                         Electronics Company, Ltd. ("Samsung") (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company's Form S-1
                         Registration Statement No. 33-92412)
10-d                  First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to
                         Exhibit 10-d of Amendment No. 1 to the Company's Form S-1
                         Registration Statement No. 33-92412)
10-e                  Second Amendment to Joint Venture Agreement dated
                         December 30, 1994 among the Company, POSCO and Samsung
                         (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
<F*>10-f              Technical Agreement dated December 19, 1990 between the Company and POSCO Huls Company Limited ("PHC") (Incorporated by reference to Exhibit 10-f of Amendment No. 1 to the Company's Form S-1
                         Registration Statement No. 33-92412)
<F*>10-g              Amendment to Technical Agreement dated as of January 1, 1995 between the Company and PHC (Incorporated by reference to Exhibit
                         10-g of Amendment No. 1 to the Company's Form S-1 Registration
                         Statement No. 33-92412)
<F*>10-h              Shareholder's Agreement dated as of May 16, 1995 between the
                         Company and Texas Instruments Incorporated ("TI") (Incorporated by
                         reference to Exhibit 10-h of Amendment No. 4 to the Company's
                         Form S-1 Registration Statement No. 33-92412)
<F*>10-i              TI Purchase Agreement dated as of June 30, 1995 between the
                         Company, MEMC Southwest Inc. ("MEMC Southwest") and TI
                         (Incorporated by reference to Exhibit 10-i of the Company's
                         Form 10-Q for the Quarter ended June 30, 1995)
<F*>10-i(1)           Amendment to TI Purchase Agreement (Incorporated by reference to
                         Exhibit 10-i of the Company's Form 10-Q for the Quarter ended
                         June 30, 1997)
10-j                  Lease Agreement Covering Silicon Wafer Operation Premises dated
                         June 30, 1995 between TI and MEMC Southwest (Incorporated by reference to Exhibit 10-j of the Company's Form 10-Q for the
                         Quarter ended June 30, 1995)
10-j(1)               Sublease Agreement covering Silicon Wafer Operation Premises dated
                         June 30, 1995 between TI and MEMC Southwest (Incorporated by reference to Exhibit 10-j(1) of the Company's Form 10-Q for the
                         Quarter ended June 30, 1995)

<F*>10-k              Technology Transfer Agreement dated as of June 30, 1995 between the Company, TI and MEMC Southwest (Incorporated by reference to
                         Exhibit 10-k of the Company's Form 10-Q for the Quarter ended
                         June 30, 1995)
10-l                  Registration Rights Agreement between the Company and Huls
                         Corporation (Incorporated by reference to Exhibit 10-l of the
                         Company's Form 10-K for the Year ended December 31, 1995)
10-m                  Master Reserve Volume Agreement (Incorporated by reference to
                         Exhibit 10-m of the Company's Form 10-K for the Year ended
                         December 31, 1995)
<F+>10-n              Employment Agreement between the Company and Dr. Robert M.
                         Sandfort (Incorporated by reference to Exhibit 10-q of the
                         Company's Form 10-K for the Year ended December 31, 1995)
<F+>10-o              Employment Agreement dated as of April 1, 1993 among Huls
                         Belgium S.A., the Company and Marcel Coinne (Incorporated by
                         reference to Exhibit 10-r of Amendment No. 1 to the Company's
                         Form S-1 Registration Statement No. 33-92412)
<F+>10-p              1997 Restatement of the MEMC Electronic Materials, Inc.
                         Supplemental Executive Pension Plan (Incorporated by reference to
                         Exhibit 10-s of the Company's Form 10-Q for the Quarter ended
                         March 31, 1997)
<F+>10-q              MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as
                         Amended and Restated on March 18, 1997 (Incorporated by reference to Exhibit 10-t of the Company's Form 10-Q for the Quarter ended
                         March 31, 1997)
<F+>10-q(1)           Form of Stock Option and Restricted Stock Agreement (Incorporated
                         by reference to Exhibit 10-t(1) of the Company's Form 10-K for the
                         Year ended December 31, 1995)
<F+>10-q(2)           Stock Option and Restricted Stock Agreement between the Company and Dr. Robert M. Sandfort (Incorporated by reference to
                         Exhibit 10-t(3) of the Company's Form 10-K for the Year ended
                         December 31, 1995)
<F+>10-r              MEMC Electronic Materials, Inc. Annual Incentive Plan
                         (Incorporated by reference to Exhibit 10-u of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
10-s                  Service Agreement dated January 1, 1995 between the Company and
                         Huls Corporation (Incorporated by reference to Exhibit 10-v of
                         Amendment No. 1 to the Company's Form S-1 Registration Statement
                         No. 33-92412)
10-t                  Agreement amending the Service Agreement dated June 19, 1995 among the Company and Huls Corporation (Incorporated by reference to
                         Exhibit 10-w of the Company's Form 10-Q for the Quarter ended
                         June 30, 1995)
10-u                  Agency and Services Agreement dated January 1, 1995 between MEMC
                         Electronic Materials, SpA and Huls France S.A. (Incorporated by
                         reference to Exhibit 10-x of Amendment No. 1 to the Company's
                         Form S-1 Registration Statement No. 33-92412)
10-v                  Agency and Services Agreement dated April 1, 1989 between MEMC
                         Electronic Materials, SpA and Huls (U.K.) Ltd. and the amendment thereto dated November 20, 1991 (Incorporated by reference to
                         Exhibit 10-y of Amendment No. 1 to the Company's Form S-1
                         Registration Statement No. 33-92412)
10-w                  Service Agreement effective July 1, 1995 between MEMC Electronic
                         Materials, SpA and Huls AG (and English translation thereof)
                         (Incorporated by reference to Exhibit 10-z of the Company's
                         Form 10-K for the Year ended December 31, 1995)
10-x                  Sales Representative and Offer Agency Agreement dated
                         November 7, 1991 between MEMC Electronic Materials, SpA and MEMC
                         Electronic Materials, Company (now MEMC Huls Korea Company)
                         (Incorporated by reference to Exhibit 10-aa of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
<F*>10-y              Trichlorosilane Supply Agreement between MEMC Electronic Materials
                         SpA and Huls Silicone GmbH dated as of December 31, 1995
                         (Incorporated by reference to Exhibit 10-bb of the Company's
                         Form 10-K for the Year ended December 31, 1995)
10-z                  Sales Agency Agreement dated December 9, 1991 between the Company and MEMC Huls Korea Company (Incorporated by reference to
                         Exhibit 10-cc of Amendment No. 1 to the Company's Form S-1
                         Registration Statement No. 33-92412)

<F+>10-aa             Employment Agreement effective as of June 16, 1995 between the
                         Company and James M. Stolze (Incorporated by reference to
                         Exhibit 10-ee of Amendment No. 1 to the Company's Form S-1
                         Registration Statement No. 33-92412)
10-bb                 Note Agreement dated as of June 30, 1995 among MEMC
                         Southwest Inc., Texas Instruments Incorporated and MEMC Electronic
                         Materials, Inc. (Incorporated by reference to Exhibit 10-gg of the
                         Company's Form 10-K for the Year ended December 31, 1995)
10-cc                 Credit Agreement dated as of July 10, 1995, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-jj of the Company's Form 10-Q for the Quarter ended June 30, 1995)
10-dd                 Credit Agreement dated as of July 10, 1995, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-kk of the Company's Form 10-Q for the Quarter ended June 30, 1995)
10-ee                 Credit Agreement dated as of July 10, 1995, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-ll of the Company's Form 10-Q for the Quarter ended June 30, 1995)
10-ff                 Credit Agreement dated as of July 10, 1995, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-mm of the Company's Form 10-Q for the Quarter ended June 30, 1995)
10-gg                 Credit Agreement dated as of July 10, 1995, between the Company and Huls AG (Incorporated by reference to Exhibit 10-nn of the
                         Company's Form 10-Q for the Quarter ended June 30, 1995)
10-hh                 Credit Agreement dated as of July 10, 1995, between the Company and Huls AG (Incorporated by reference to Exhibit 10-oo of the
                         Company's Form 10-Q for the Quarter ended June 30, 1995)
10-ii                 Revolving Credit Agreement dated as of July 10, 1995, between the
                         Company and Huls AG (Incorporated by reference to Exhibit 10-pp of the Company's Form 10-Q for the Quarter ended June 30, 1995)
10-jj                 Reimbursement Agreement effective as of August 1, 1995 between the
                         Company and Huls AG (Incorporated by reference to Exhibit 10-rr of the Company's Form 10-K for the Year ended December 31, 1995)
10-kk                 MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by
                         reference to Exhibit 10-tt of the Company's Form 10-K for the Year
                         ended December 31, 1995)
<F*>10-ll             Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc.
                         (Incorporated by reference to Exhibit 10-vv of the Company's
                         Form 10-K for the Year ended December 31, 1995)
<F*>10-mm             Technology Purchase Agreement dated as of July 31, 1995, among
                         Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-ww of the Company's Form 10-K for the Year ended
                         December 31, 1995)
10-nn                 Ground Lease Agreement dated as of July 31, 1995, between
                         Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by
                         reference to Exhibit 10-xx of the Company's Form 10-K for the Year
                         ended December 31, 1995)
10-nn(1)              Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle
                         Corporation (Incorporated by reference to Exhibit 10-uu of the
                         Company's Form 10-Q for the Quarter ended September 30, 1997)
<F+>10-oo             Form of Stock Option and Performance Restricted Stock Agreement
                         (Incorporated by reference to Exhibit 10-yy of the Company's
                         Form 10-K for the Year ended December 31, 1995)
<F+>10-pp             Form of Stock Option Agreement (Incorporated by reference to
                         Exhibit 10-zz of the Company's Form 10-K for the Year ended
                         December 31, 1995)
10-qq                 Credit Agreement between the Company and Huls AG dated as of
                         December 22, 1995 (Incorporated by reference to Exhibit 10-aaa of the Company's Form 10-K for the Year ended December 31, 1995)
10-rr                 Credit Agreement between the Company and Huls AG dated as of
                         December 22, 1995 (Incorporated by reference to Exhibit 10-bbb of the Company's Form 10-K for the Year ended December 31, 1995)


10-ss                 Credit Agreement between the Company and Huls AG dated as of
                         December 22, 1995 (Incorporated by reference to Exhibit 10-ccc of the Company's Form 10-K for the Year ended December 31, 1995)
10-tt                 Credit Agreement between the Company and Huls AG dated as of
                         December 22, 1995 (Incorporated by reference to Exhibit 10-ddd of the Company's Form 10-K for the Year ended December 31, 1995)
10-uu                 Commitment Fee Agreement between the Company and Huls Corporation dated as of July 10, 1995 (Incorporated by reference to
                         Exhibit 10-eee of the Company's Form 10-K for the Year ended
                         December 31, 1995)
10-vv                 Commitment Fee Agreement between the Company and Huls Corporation dated as of July 10, 1995 (Incorporated by reference to
                         Exhibit 10-fff of the Company's Form 10-K for the Year ended
                         December 31, 1995)
10-ww                 Commitment Fee Agreement between the Company and Huls Corporation dated as of July 10, 1995 (Incorporated by reference to
                         Exhibit 10-ggg of the Company's Form 10-K for the Year ended
                         December 31, 1995)
<F+>10-xx             Employment Agreement dated as of September 3, 1996 between the
                         Company and Ludger H. Viefhues (Incorporated by reference to
                         Exhibit 10-hhh of the Company's Form 10-Q for the Quarter ended
                         September 30, 1996)
<F+>10-yy             Stock Option Agreement dated as of September 1, 1996 between the
                         Company and Ludger H. Viefhues (Incorporated by reference to
                         Exhibit 10-iii of the Company's Form 10-Q for the Quarter ended
                         September 30, 1996)
<F*>10-zz             HSC/MEMC Agreement dated as of December 27, 1994 between the
                         Company and Hemlock Semiconductor Corporation ("Hemlock")
                         (Incorporated by reference to Exhibit *10-ggg of the Company's
                         Form 10-Q for the Quarter ended March 31, 1997)
<F*>10-zz(1)          Letter Amendment dated as of June 20, 1995 to the HSC/MEMC
                         Agreement between the Company and Hemlock (Incorporated by reference to Exhibit *10-ggg(1) of the Company's Form 10-Q for the
                         Quarter ended March 31, 1997)
<F*>10-zz(2)          Letter Amendment dated as of November 8, 1996 to the HSC/MEMC
                         Agreement between the Company and Hemlock (Incorporated by reference to Exhibit *10-ggg(2) of the Company's Form 10-Q for the
                         Quarter ended March 31, 1997)
<F*>10-aaa            Joint Venture Agreement dated as of December 20, 1996 between the
                         Company and Khazanah Nasional Berhad
<F*>10-bbb            Technology Cooperation Agreement dated as of December 20, 1996 between the Company and MEMC Kulim Electronic Materials, SDN BHD
10-ccc                Credit Agreement dated as of December 1, 1996 between the Company and Huls AG
10-ddd                Credit Agreement dated as of December 1, 1996 between the Company and Huls AG
10-eee                Credit Agreement dated as of April 1, 1996 between the Company and
                         Huls AG
10-fff                Fourth Short-Term Loan Agreement dated as of March 31, 1996 between the Company and Huls Corporation
<F+>10-ggg            Form of Stock Option and Performance Restricted Stock Agreement
                         (Incorporated by reference to Exhibit 10-nnn of the Company's
                         Form 10-Q for the Quarter ended March 31, 1997)
<F+>10-hhh            Form of Stock Option Agreement (Incorporated by reference to
                         Exhibit 10-ooo of the Company's Form 10-Q for the Quarter ended
                         March 31, 1997)
<F+>10-iii            Form of Stock Option Agreement (Nonemployee Directors)
                         (Incorporated by reference to Exhibit 10- ppp of the Company's
                         Form 10-Q for the Quarter ended March 31, 1997)
10-jjj                Five Year Credit Agreement dated as of June 26, 1997, between the
                         Company and Huls Corporation (Incorporated by reference to
                         Exhibit qqq of the Company's Form 10-Q for the Quarter ended
                         June 30, 1997)
10-kkk                Six Year Credit Agreement dated as of June 26, 1997, between the
                         Company and Huls Corporation (Incorporated by reference to
                         Exhibit rrr of the Company's Form 10-Q for the Quarter ended
                         June 30, 1997)
10-lll                Seven Year Credit Agreement dated as of June 26, 1997, between the
                         Company and Huls Corporation (Incorporated by reference to
                         Exhibit sss of the Company's Form 10-Q for the Quarter ended
                         June 30, 1997)


10-mmm                Eight Year Credit Agreement dated as of June 26, 1997, between the
                         Company and Huls Corporation (Incorporated by reference to
                         Exhibit ttt of the Company's Form 10-Q for the Quarter ended
                         June 30, 1997)
<F+>10-nnn            Consulting Agreement dated as of December 1, 1997, between the
                         Company and Dr. Robert M. Sandfort
<F+>10-ooo            Agreement dated as of December 31, 1997, between the Company and
                         Tom L. Cadwell
<F+>10-ppp            Agreement dated as of April 1, 1993, between the Company and
                          Ralph D. Hartung
11                    Omitted -- Inapplicable
12                    Omitted -- Inapplicable
13                    Pages 4 through 5 (the paragraphs contained in "To Our
                         Stockholders" under the section entitled "Looking Ahead"), pages 12 through 41 (excluding the "Report of Management" on page 40), and page 44 of the Company's 1997 Annual Report
16                    Omitted -- Inapplicable
18                    Omitted -- Inapplicable
21                    Subsidiaries of the Company
22                    Omitted -- Inapplicable
23-a                  Consent of KPMG Peat Marwick LLP
23-b                  Consent of KPMG San Tong Corp.
23-c                  Consent of KPMG Peat Marwick
24                    Powers of Attorney submitted by Dr. Erhard Meyer-Galow;
                         Willem D. Maris; Dr. Alfred Oberholz; Paul T. O'Brien; and
                         Michael B. Smith
27                    Financial Data Schedule (filed electronically with the SEC only)
99                    Omitted -- Inapplicable


--------------------
<F*>     Confidential treatment of certain portions of these documents has been granted.

<F+>     These Exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an Exhibit to this form pursuant to Item 14(c) of this report.

                          Independent Auditors' Report
                          ----------------------------

The Board of Directors and Stockholders
MEMC Electronic Materials, Inc.

Under date of January 26, 1998, we reported on the consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in item 14(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                          /s/ KPMG Peat Marwick LLP


St. Louis, Missouri
January 26, 1998

                                                  MEMC ELECTRONIC MATERIALS, INC.
                                                          AND SUBSIDIARIES

                                          Schedule II - Valuation and Qualifying Accounts

                                               Balance at      Charged to         Charged to                     Balance at
                                                Beginning       Costs and       Other Accounts-   Deductions-      End of
Dollars in thousands                            of Period        Expenses          Describe        Describe        Period
                                                ---------        --------          --------        --------        ------
Allowance for doubtful accounts:

   Year ended December 31, 1995                   1,680             338              30<FB>          (8)<FB>       2,040

   Year ended December 31, 1996                   2,040             295               0             (36)<FA><FB>   2,299

   Year ended December 31, 1997                   2,299           1,700               0            (526)<FA><FB>   3,473
                                                  =====           =====              ==            ====            =====

<FA> Currency fluctuations
<FB> Write-off of uncollectible accounts

                       INDEPENDENT AUDITORS' REPORT


To the Stockholders and Board of Directors
POSCO HULS Co., Ltd.:

We have audited the accompanying balance sheets of POSCO HULS Co., Ltd. as of December 31, 1997 and 1996, and the related statements of earnings, appropriation (disposition) of retained earnings (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the Auditing Standards, as approved by the Ministry of Finance and Economy of the Republic of Korea, which are substantially equivalent to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in note 1(b) to the financial statements, the operations of the Company have been significantly affected and will continue to be affected for the foreseeable future by the liquidity crisis and related adverse economic circumstances in the Republic of Korea.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POSCO HULS Co., Ltd. as of December 31, 1997 and 1996, and the results of its operations, the changes in its retained earnings (deficit), and its cash flows for the years then ended in conformity with the Financial Accounting Standards, as approved by the Ministry of Finance and Economy of the Republic of Korea.

The accompanying financial statements for the year ended December 31, 1995 were not audited by us and, accordingly, we express no opinion or other form of assurance on the financial statements for the year ended December 31, 1995.

As discussed in note 1(a) to the financial statements, due to a change in reporting currency effective from January 1, 1997, the accompanying 1996 and 1995 financial statements have been restated to the new reporting currency of United States dollars.

The Financial Accounting Standards in the Republic of Korea, as approved by the Ministry of Finance and Economy, vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected results of operations for each of the years in the three-year period ended December 31, 1997 and stockholders' equity as of December 31, 1997 and 1996, to the extent summarized in note 18 to the financial statements.


                                       /s/ KPMG San Tong Corp.


Seoul, Korea
January 10, 1998

                                              POSCO HULS CO., LTD.

                                                 BALANCE SHEETS

                                           December 31, 1997 and 1996

                                 (In thousands of U.S. dollars, except share data)

Assets                                                                                    1997         1996
------                                                                                  --------     -------
Current assets:
   Cash and cash equivalents (note 2)                                                   $ 20,217      41,345
   Marketable securities                                                                     295       3,553
   Notes and account receivable, less allowance
      for doubtful accounts of $147 in 1997
      and $159 in 1996 (note 10)                                                          14,561      15,703
   Inventories (note 3)                                                                   29,892      48,381
   Prepaid expenses and other current assets (notes 4 and 10)                              3,713       5,757
                                                                                        --------     -------
              Total current assets                                                        68,678     114,739
Investments and other assets (note 6)                                                      7,795      13,298
Fixed assets, less accumulated
   depreciation (notes 5, 7 and 8)                                                       113,437     246,837
Deferred foreign currency translation loss                                                44,046          --
                                                                                        --------     -------
                                                                                        $233,956     374,874
                                                                                        ========     =======

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:
   Notes and accounts payable (note 10)                                                    3,141       1,790
   Short-term borrowings (note 5)                                                          8,834       2,627
   Accounts payable - other (note 10)                                                      7,083      10,275
   Current portion of long-term liabilities
      (notes 5, 8, 12 and 13)                                                             39,745      48,150
   Accrued expenses and other current liabilities                                          2,462      35,362
                                                                                        --------     -------
              Total current liabilities                                                   61,265      98,204
Retirement and severance benefits (note 11)                                                3,873       4,968
Bonds issued (note 12)                                                                        --      23,323
Long-term debt, less current portion (notes 5 and 13)                                     77,981      76,518
Long-term obligations under financing leases (note 8)                                     39,180      47,047
                                                                                        --------     -------
              Total liabilities                                                          182,299     250,060
                                                                                        --------     -------
Stockholders' equity (notes 10 and 14):
   Common stock of $2.95 par value
      Authorized - 20,000,000 shares
      Issued and outstanding -
        17,200,000 shares in 1997 and 1996                                               112,175     112,175
   Appropriated retained earnings (note 14)                                               18,403      17,582
   Unappropriated retained earnings                                                       11,898       6,749
   Cumulative translation adjustment                                                     (90,819)    (11,692)
                                                                                        --------     -------
              Total stockholders' equity                                                  51,657     124,814
                                                                                        --------     -------

Commitments and contingencies (note 16)

                                                                                        $233,956     374,874
                                                                                        ========     =======

See accompanying notes to financial statements.


                                                      POSCO HULS CO., LTD.

                                                     STATEMENTS OF EARNINGS

                                          Years ended December 31, 1997, 1996 and 1995

                                      (In thousands of U.S. dollars, except per share data)


                                                                                          1997        1996        1995
                                                                                          ----        ----        ----
                                                                                                               (Unaudited)
Sales (note 10)                                                                         $215,938     275,096     180,461

Cost of goods sold (note 10)                                                             169,388     176,833     133,354
                                                                                        --------     -------     -------

              Gross profit                                                                46,550      98,263      47,107

Selling, general and administrative expenses                                              10,143      10,719       6,285
                                                                                        --------     -------     -------

              Operating income                                                            36,407      87,544      40,822
                                                                                        --------     -------     -------

Other income (deductions):
   Interest income                                                                         5,634       4,910       3,205
   Interest expense                                                                      (16,894)    (18,213)    (18,836)
   Foreign currency translation
      and exchange gain (loss), net                                                        5,887      (9,230)      2,502
   Amortization of deferred foreign
      currency translation loss                                                          (15,139)         --      (5,419)
   Loss of inventory valuation                                                            (3,953)         --          --
   Other, net                                                                             (4,640)     (2,215)      2,776
                                                                                        --------     -------     -------

                                                                                         (29,105)    (24,748)    (15,772)
                                                                                        --------     -------     -------

              Earnings before income taxes                                                 7,302      62,796      25,050

Income taxes (note 15)                                                                     1,332       5,771          --
                                                                                        --------     -------     -------


              Net earnings                                                              $  5,970      57,025      25,050
                                                                                        ========     =======     =======

Earnings per share of common
   stock in U.S dollars (note 17)                                                       $   0.35        3.32        1.49
                                                                                        ========     =======     =======


See accompanying notes to financial statements.



                                           POSCO HULS CO., LTD.

                  STATEMENTS OF APPROPRIATION (DISPOSITION) OF RETAINED EARNINGS (DEFICIT)

                              Years ended December 31, 1997, 1996 and 1995

                                     (In thousands of U.S. dollars)

                         Date of Appropriation for 1997:      March 24, 1998
                         Date of Appropriation for 1996:      February 8, 1997
                         Date of Disposition for 1995:        March 20, 1996



                                                                                           1997        1996       1995
                                                                                           ----        ----       ----
                                                                                                              (Unaudited)

Unappropriated (undisposed) retained earnings (deficit):
   Balance at beginning of year                                                          $ 6,749      (1,288)   (26,338)
   Net earnings for the year                                                               5,970      57,025     25,050
                                                                                         -------      ------    -------

                                                                                          12,719      55,737     (1,288)
                                                                                         -------      ------    -------

Appropriation (disposition) of unappopriated
   retained earnings (deficit):
      Legal reserve (note 14)                                                                 --       3,141         --
      Reserve for business
         rationalization (note 14)                                                           821       5,523         --
      Cash dividends                                                                          --      31,406         --
      Reserve for technology development (note 14)                                            --       2,010         --
      Reserve for export loss (note 14)                                                       --       5,150         --
      Reserve for overseas
         market development (note 14)                                                         --       1,758         --
                                                                                         -------      ------    -------


                                                                                             821      48,988         --
                                                                                         -------      ------    -------


Balance of unappropriated (undisposed)
   retained earnings (deficit) after
   (proposed) appropriation (disposition)                                                $11,898       6,749     (1,288)
                                                                                         =======      ======    =======


See accompanying notes to financial statements.


                                                   POSCO HULS CO., LTD.

                                                STATEMENTS OF CASH FLOWS

                                      Years ended December 31, 1997, 1996 and 1995

                                             (In thousands of U.S. dollars)

                                                                                          1997         1996       1995
                                                                                          ----         ----       ----
                                                                                                                (Unaudited)
Cash flows from operating activities:
   Net earnings                                                                         $  5,970      57,025      25,050
   Adjustments to reconcile net earnings to cash
   provided by operating activities:
      Foreign translation loss (gain), net                                                   658      11,631      (1,474)
      Loss on disposition of fixed assets                                                    486       2,392         142
      Depreciation and amortization                                                       69,574      59,723      46,128
      Provision for retirement and severance benefits                                      3,039       3,103       1,427
      Contribution to National Pension Fund                                                 (287)       (223)       (133)
      Payment for retirement and severance benefits                                         (352)       (304)       (311)
      Increase in notes and accounts receivable                                           (8,164)     (7,927)     (3,737)
      Decrease (increase) in prepaid expenses and
        other current assets                                                              (1,232)      1,202      (5,232)
      Increase in inventories                                                             (9,965)    (27,646)     (9,184)
      Increase (decrease) in trade notes and accounts payable                              3,273        (639)        404
      Increase (decrease) in accrued expenses and
        other current liabilities                                                           (685)      1,914         145
      Other, net                                                                             118         579          41
                                                                                        --------     -------     -------

              Net cash provided by operating activities                                   62,433     100,830      53,266
                                                                                        --------     -------     -------

Cash flows from investing activities:
   Additions to fixed assets                                                             (39,020)    (65,032)    (65,383)
   Purchase of marketable securities                                                          --      (3,714)         --
   Proceeds from sale of fixed assets                                                        380          30          10
   Proceeds from disposition of marketable securities                                      2,518         232       1,297
   Increase in investments, other assets and deferred charges                             (2,159)     (7,499)     (2,789)
                                                                                        --------     -------     -------

              Net cash used in investing activities                                      (38,281)    (75,983)    (66,865)
                                                                                        --------     -------     -------

Cash flows from financing activities:
   Proceeds from bank overdraft and short-term borrowings                                 14,427      20,031      58,156
   Repayments of bank overdraft and short-term borrowings                                 (2,245)    (18,004)    (62,915)
   Proceeds from issuance of bonds                                                            --          --      37,907
   Proceeds from long-term debt                                                           26,356      36,922      35,281
   Repayment of long-term debt                                                           (41,138)    (48,873)    (76,637)
   Proceeds from issuance of common stock                                                     --          --      38,901
   Payment of dividends                                                                  (28,156)         --          --
   Increase (decrease) in accounts payable - other                                         3,123      (6,679)     12,928
                                                                                        --------     -------     -------

              Net cash provided by (used in) financing activities                        (27,633)    (16,603)     43,621
                                                                                        --------     -------     -------

              Net increase (decrease) in cash and cash
                equivalents                                                               (3,481)      8,244      30,022

Effect of changes in exchange rates                                                      (17,647)     (3,357)        (19)

Cash and cash equivalents at beginning of year                                            41,345      36,458       6,455
                                                                                        --------     -------     -------

Cash and cash equivalents at end of year                                                $ 20,217      41,345      36,458
                                                                                        ========     =======     =======


                                               POSCO HULS CO., LTD.

                                        STATEMENTS OF CASH FLOWS, CONTINUED

                                   Years ended December 31, 1997, 1996 and 1995

                                          (In thousands of U.S. dollars)


                                                                                           1997        1996        1995
                                                                                           ----        ----        ----
                                                                                                                (Unaudited)
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Income taxes                                                                        $1,772       3,233         253
      Interest                                                                             2,059      18,487      18,768
                                                                                          ======      ======      ======

Supplemental schedule of non-cash investing and
   financing activities:
      Capital lease obligations incurred and additions to
        leased equipment                                                                  $   --      15,712      18,948
                                                                                          ======      ======      ======


See accompanying notes to financial statements.


                          POSCO HULS CO., LTD.

                    NOTES TO FINANCIAL STATEMENTS

                    (In thousands of U.S. dollars)

(1)   Summary of Significant Accounting Policies
      ------------------------------------------

      (a)  Basis of Presenting Financial Statements
           ----------------------------------------

           The accounting records of Posco HULS Co., Ltd. (the "Company") are expressed in Korean Won and maintained in accordance with the financial accounting standards of the Republic of Korea, which may differ in some material respects from international accounting standards or the accounting principles and standards of the country of the reader. For the convenience of the reader, the statutory financial statements have been condensed, restructured, and translated into English, with certain expanded descriptions. Certain information included in the statutory financial statements, not required for a fair presentation of the Company's financial position or results of operations, is not presented in the accompanying financial statements.

           During 1997, the Company determined that its financial position and results of operations could be presented with more relevance if presented in U.S. dollars rather than Korean Won. Accordingly, the accompanying 1996 and 1995 financial statements have been restated into the new reporting currency of U.S. dollars. The U.S. dollar amounts are determined by translating the Korean Won amount of assets and liabilities into U.S. dollars at the basic exchange rate as of the balance sheet date (W1,695.80 to US$1 (except for amounts denominated in foreign currencies which are translated at W1,415.20 to US$1 (see note 1(k))) and W844.20 to US$1 as of December 31, 1997 and 1996, respectively), the amount of common stock at the basic exchange rate on the date of issuance, and income and expense items at the average basic exchange rate for the year (W988 to US$1, W807 to US$1 and W771 to US$1 for the years ended December, 31, 1997, 1996 and 1995, respectively). The effect of changes in exchange rates are reflected as "cumulative translation adjustment" within stockholders' equity.

      (b)  Economic Environment
           --------------------

           In late 1997, the Republic of Korea began to undergo a liquidity crisis resulting in significant adverse economic circumstances and significant depreciation in the value of Korean Won. In order to address this situation, the Government of the Republic of Korea sought assistance from the International Monetary Fund and announced a comprehensive policy package intended to address the structural weaknesses in the Korean economy and financial sector. While the reform policies are intended to alleviate the economic difficulties and improve the economy over time, the immediate effects could include slower economic growth, a reduction in the availability of credit, an increase in interest rates, an increase in taxes, an increased rate of inflation, significant volatility in the value of the Korean Won, an increase in the number of bankruptcies of Korean entities, and unrest resulting from a significant increase in unemployment. These conditions and similar conditions in other countries in the Asia Pacific region could have a material adverse effect on the operations of the Company. The accompanying financial statements reflect management's current assessment of the possible impact of this economic situation on the financial position of the Company. Actual results could differ from management's current assessments and such differences could be material. In addition, the effect on the Company's financial position of future developments and access to further financial information concerning the Company's customers, suppliers, financiers and others and their ability to continue to transact with the Company cannot presently be determined. The financial statements therefore may not include all adjustments that might ultimately result from these adverse economic conditions.

                                                                  (Continued)

                          POSCO HULS CO., LTD.

                    NOTES TO FINANCIAL STATEMENTS

                    (In thousands of U.S. dollars)


(1)   Summary of Significant Accounting Policies, Continued
      -----------------------------------------------------

      (c)  Marketable Securities
           ---------------------

           Marketable securities, which are certificates of deposit, are stated at cost plus incidental expenses, determined by the weighted average method.

      (d)  Inventories
           -----------

           Inventories, excluding materials-in-transit, are stated at the lower of cost (the weighted average method) or market value. Materials-in-transit are valued at cost determined by the individual identification method.

      (e)  Fixed Assets
           ------------

           Fixed assets are stated at cost. The Company charges maintenance, repairs and minor renewals to expense as incurred. Major renewals and improvements are capitalized. Interest incurred during the construction and installation of manufacturing plant is capitalized as part of fixed assets.

           Depreciation is computed by the straight-line method at rates based on the following estimated useful lives:


                                                        Useful lives
                                                        ------------
               Buildings                                30 - 60 years
               Buildings-auxiliary facilities           15 - 18
               Structures                               15 - 40
               Machinery and equipment                   4 - 10
               Vehicles                                       5
               Tools and equipment                            5
               Furniture and fixtures                         5
               Industrial water usage rights                 15


      (f)  Accounting for Leases
           ---------------------

           The Company accounts for leases as operating or financing leases in accordance with the Accounting Standards for Leases.

           Under the operating lease method, lease expenses are charged to operations as actual payments are made or due. Prepaid lease expense relating to operating leases is amortized over the lease term of the related lease.

           Under the financing lease method, the principal amount of leased equipment, which is the present value of total minimum lease payments, is recorded as a leased asset and a long-term obligation under financing leases. The leased assets are amortized over the term of the related lease. Interest expense on long-term obligations under financing leases is recorded when incurred.

      (g)  Deferred Charges
           ----------------

           Bond issue costs and research and development costs are expensed as incurred.

      (h)  Discount on Bonds Issued
           ------------------------

           Discount on bonds issued is amortized over a period from the date of issue to the maturity of the related bonds using the straight-line method.


                                                                  (Continued)

                          POSCO HULS CO., LTD.

                    NOTES TO FINANCIAL STATEMENTS

                    (In thousands of U.S. dollars)


(1)   Summary of Significant Accounting Policies, Continued
      -----------------------------------------------------

      (i)  Retirement and Severance Benefits
           ---------------------------------

           Employees who have been with the Company for more than one year are entitled to lump-sum payments based on current rates of pay and length of service when they leave the Company. A portion of the liability is covered by an insurance policy. The Company's estimated liability under the plan has been accrued in the accompanying financial statements at the amount which would be payable if all employees left the Company at the balance sheet date.

           Under the National Pension Scheme of Korea, the Company is required to transfer a certain portion of retirement allowances of employees to the National Pension Fund. The amount transferred will reduce the retirement and severance benefit amount payable to the employees when they leave the Company and is reflected in the accompanying financial statements.

      (j)  Revenue Recognition
           -------------------

           Local sales are recognized when goods are delivered and inspection by the customer is completed, while export sales are recognized as of the shipment date.

      (k)  Foreign Currency Translation
           ----------------------------

           Monetary assets and liabilities denominated in foreign currencies are translated into Korean Won at the balance sheet date. In accordance with a change in financial accounting standards in the Republic of Korea in 1997, net losses on long-term foreign currency denominated monetary assets and liabilities and the current portion of long-term debt denominated in foreign currencies are permitted to be recorded as a deferred foreign currency translation loss and amortized over the remaining repayment period of the respective assets and liabilities. In 1996, such gains or losses were recorded in current results of operations. The 1996 financial statements are not affected by such change in financial accounting standards.

           As of December 31, 1997 and 1996, monetary assets and liabilities denominated in a foreign currency are translated into Korean Won at W1,415.20 to US$1 and W844.2 to US$1, respectively, the rates of exchange permitted under the financial accounting standards in the Republic of Korea. On December 31, 1997, the basic rate of exchange was W1,695 to US$1. Had the basic rate of exchange been used to translate foreign currency assets and liabilities as of December 31, 1997, the recorded amount of net foreign currency liabilities would be increased by $21,559 and net earnings reported by the Company would be reduced by $5,606 for the year ended December 31, 1997.

           Subsequent to December 31, 1997, the rate of exchange between the Korean Won and the US dollar has remained extremely volatile. Accordingly, the Korean Won amounts at which monetary assets and liabilities denominated in a foreign currency are reflected in the accompanying financial statements may vary significantly from the amounts that would be reported were such items translated at a later date. Due to the volatility in the exchange rate, it is not practical to estimate the effect changes in the value of the Korean Won would have on the accompanying financial statements.

      (l)  Income Taxes
           ------------

           Provision is not made in the accounts to reflect the future tax benefit (expense) on the interperiod allocation of income taxes resulting from certain income and expense items being treated differently for financial reporting purposes than tax computation purposes.


                                                                    (Continued)

                          POSCO HULS CO., LTD.

                    NOTES TO FINANCIAL STATEMENTS

                    (In thousands of U.S. dollars)


(1)   Summary of Significant Accounting Policies, Continued
      -----------------------------------------------------

      (m)  Earnings per Share
           ------------------

           Earnings per common share is calculated by dividing net earnings by the weighted average number of shares of common stock outstanding during each period.

      (n)  Statement of Cash Flows
           -----------------------

           For purposes of the statement of cash flows, the Company considers all highly liquid marketable securities with a maturity of three months or less to be cash equivalents.

      (o)  Use of Estimates
           ----------------

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expense during the period.
           Actual results could differ from those estimates.

(2)   Cash and Cash Equivalents
      -------------------------

      Cash and cash equivalents at December 31, 1997 and 1996 consist of the following:

                                                 1997              1996
                                               -------            ------
         Cash on hand                          $     1                 3
         Checking accounts                           3                 5
         Corporate savings deposits                  1                 2
         Foreign currency deposits                 577                 5
         Time deposits                          13,858            18,231
         Installment time deposits                 620             1,768
         Cash management account                 5,157            21,331
                                               -------            ------

                                               $20,217            41,345
                                               =======            ======



(3)   Inventories
      -----------

      Inventories at December 31, 1997 and 1996 consist of the following:

                                                 1997              1996
                                               -------            -------
         Finished goods                        $13,394            16,989
         Goods-in-progress                       4,753            10,066
         Raw materials                           1,410               864
         Sub materials                           3,412             9,290
         Supplies                                4,351             7,502
         Materials-in-transit                    2,572             3,670
                                               -------            ------

                                               $29,892            48,381
                                               =======            ======



                                                                    (Continued)

                          POSCO HULS CO., LTD.

                    NOTES TO FINANCIAL STATEMENTS

                    (In thousands of U.S. dollars)


(4)   Prepaid Expenses and Other Current Assets
      -----------------------------------------

      Prepaid expenses and other current assets at December 31, 1997 and 1996 consist of the following:


                                                 1997              1996
                                                ------            ------
         Other receivables                      $  260              263
         Accrued income                          1,542            1,291
         Prepayments                                57               74
         Income taxes refundable                   363               --
         Value added tax refundable                813              906
         Prepaid expenses                          635            1,329
         Import guarantee deposit                   43            1,894
                                                ------            -----

                                                $3,713            5,757
                                                ======            =====


(5)   Pledged Assets and Guarantees Provided by Others
      ------------------------------------------------

      (a) The following assets are pledged as collateral for short-term borrowings and long-term debt at December 31, 1997 and 1996.


Assets                                                 1997          1996
------                                               -------       -------
Land                                                 $ 5,046        10,134
Buildings                                             23,524        43,301
Machinery and equipment                               59,423       153,243
                                                     -------       -------

                                                     $87,993       206,678
                                                     =======       =======

Obligations the collateral is pledged to secure:
  Short-term borrowings                                8,641         2,627
  Long-term debt, including current portion           76,192       108,962
                                                     -------       -------

                                                     $84,833       111,589
                                                     =======       =======


      (b) In addition, to secure borrowings of the Company, its shareholders have provided guarantees as follows:


           Guarantors                               1997           1996
           ----------                              ------         ------
           Pohang Iron and Steel
              Company Ltd. (POSCO)                 $   --         14,029
           MEMC Electronic Materials,
              Inc. (MEMC)                           3,743          6,905
                                                   ------         ------

                                                   $3,743         20,934
                                                   ======         ======


                                                                    (Continued)

                          POSCO HULS CO., LTD.

                    NOTES TO FINANCIAL STATEMENTS

                    (In thousands of U.S. dollars)



(6)   Investments and Other Assets
      ----------------------------

      Investments and other assets at December 31, 1997 and 1996 consist of the following:


                                                 1997               1996
                                                ------            -------
Long-term deposits                              $  951             4,264
Investment securities                               --                62
Leasehold deposits                                 262               310
Rental deposit                                      96               117
Deposits for retirement and severance benefits   1,742             2,440
Loans to employees                               4,096             5,014
Restricted cash and deposits                         9                16
Telephone rights                                    37                73
Membership rights                                  475               866
Long-term prepaid expenses                         127               136
                                                ------            ------
                                                $7,795            13,298
                                                ======            ======


(7)   Fixed Assets
      ------------

      Fixed assets at December 31, 1997 and 1996 consist of the following:

                                                          1997
                                            -------------------------------
                                                      Accumulated
                                              Cost    depreciation    Net
                                            --------  ------------  -------
Land                                        $  5,046         --       5,046
Buildings                                     25,269      1,745      23,524
Building - auxiliary facilities                4,402        994       3,408
Structures                                     4,409        681       3,728
Machinery and equipment                      138,998     79,575      59,423
Vehicles                                         385        207         178
Tools and equipment                            1,564      1,022         542
Furniture and fixtures                         6,864      3,589       3,275
Machinery - in - transit                       4,555         --       4,555
Construction - in - progress                   9,361         --       9,361
Industrial water usage rights                    397         --         397
                                            --------     ------     -------

                                            $201,250     87,813     113,437
                                            ========     ======     =======

                                                                          (Continued)



                          POSCO HULS CO., LTD.

                    NOTES TO FINANCIAL STATEMENTS

                    (In thousands of U.S. dollars)



(7)   Fixed Assets, Continued
      -----------------------


                                                          1996
                                            ------------------------------
                                                      Accumulated
                                              Cost    depreciation   Net
                                            --------  ------------ -------

Land                                        $ 10,134         --     10,134
Buildings                                     45,681      2,380     43,301
Building - auxiliary facilities                8,843      1,538      7,305
Structures                                     7,740        985      6,755
Machinery and equipment                      257,662    104,420    153,242
Vehicles                                         654        266        388
Tools and equipment                            2,888      1,430      1,458
Furniture and fixtures                        10,147      4,676      5,471
Machinery - in - transit                       2,702         --      2,702
Construction - in - progress                  15,184         --     15,184
Industrial water usage rights                    897         --        897
                                            --------    -------    -------

                                            $362,532    115,695    246,837
                                            ========    =======    =======

      Property, plant and equipment, and inventories were insured against fire and other damage up to an amount of $315,734 and $774,873 at December 31, 1997 and 1996, respectively.

(8)   Financing Leases
      ----------------

      The Company has leased silicon wafer manufacturing and other facilities from Hanmi Leasing Co., Ltd. and Korea Development Leasing Co., Ltd. under financing lease contracts. The following is a schedule of minimum future payments on financing leases as of December 31, 1997:


      1998                                                       $ 9,884
      1999                                                        12,849
      2000                                                        12,849
      2001                                                         9,281
      2002 and after                                              10,465
                                                                 -------
                                                                  55,328
      Less portion representing interest                           9,465
      Less current portion                                         6,683
                                                                 -------

      Long-term obligations under financing leases               $39,180
                                                                 =======

      The following is a summary of the acquisition cost of leased assets and accumulated depreciation thereon at December 31, 1997 and 1996 which are included in machinery and equipment:


Description                                                  1997      1996
-----------                                                -------    ------
Leased assets at cost (including other incidental cost)    $28,782    57,430
Accumulated depreciation                                    18,038    23,356
                                                           -------    ------
                                                           $10,744    34,074
                                                           =======    ======


                                                                     (Continued)

                          POSCO HULS CO., LTD.

                    NOTES TO FINANCIAL STATEMENTS

                    (In thousands of U.S. dollars)

(9)   Operating Leases
      ----------------

      The Company leases certain equipment and machinery from Korea Industrial Leasing Co., Ltd. and accounts for each of the leases as an operating lease. The following is a summary of minimum lease payments under operating leases:

      1998                                                       $ 103
                                                                 =====


      Operating lease expenses of $459, $1,433 and $1,561 were charged to operations in the years ended December 31, 1997, 1996 and 1995, respectively.


(10)  Stockholders and Related Party Transactions
      -------------------------------------------

      The Company was established under the Foreign Capital Inducement Law in December, 1991 as a joint venture company to manufacture and sell silicon wafers and related products. Dividends are paid to shareholders in Korean Won. The stockholders of the Company and their ownership percentages at December 31, 1997 are as follows:


Stockholders                                    Number of shares         Ownership percentage
------------                                    ----------------         --------------------
Pohang Iron and Steel Co., Ltd. (POSCO)            6,880,000                      40%
MEMC Electronic Materials, Inc. (MEMC)             6,880,000                      40%
Samsung Electronics Co., Ltd. (SEC)                3,440,000                      20%
                                                  ----------                     ---
                                                  17,200,000                     100%
                                                  ==========                     ===


      The following are major balances and transactions with stockholders at and for the years ended December 31, 1997, 1996 and 1995:

                                                   1997       1996       1995
                                                   ----       ----       ----
                                                                      (Unaudited)
   MEMC:
      Notes and accounts receivable              $  3,257      1,757
      Prepaid expenses and other current assets       217         93
      Notes and accounts payable                       49        324
      Accounts payable - other                      1,141      2,495

      Sales                                        30,168     88,765     20,542
      Purchases                                     6,914      8,770     17,565
      Licensing and royalty payments                6,329      6,392      5,893

   SEC:
      Notes and accounts receivable              $  2,843      5,688
      Sales                                       135,298    142,348    126,390


                                                                    (Continued)

                          POSCO HULS CO., LTD.

                    NOTES TO FINANCIAL STATEMENTS

                    (In thousands of U.S. dollars)


(11)  Retirement and Severance Benefits
      ---------------------------------

      Details of changes in retirement and severance benefits for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:


                                                   1997      1996      1995
                                                   ----      ----      ----
                                                                    (Unaudited)
Beginning balance                                $ 5,433     3,033     1,778
Provision for the year                             3,039     3,103     1,472
Payments                                            (352)     (304)     (311)
Effect of changes in exchange rates               (3,849)     (399)       94
                                                 -------     -----     -----
Ending balance                                     4,271     5,433     3,033
Contribution to National Pension Fund                398       465       304
                                                 -------     -----     -----
                                                 $ 3,873     4,968     2,729
                                                 =======     =====     =====


(12)  Bonds Issued
      ------------

      Bonds issued at December 31, 1997 and 1996 are summarized as follows:


                    Interest
Series  Maturity    per annum           1997             1996            Guarantor
------  --------    ---------         -------           ------           ---------
#6        1998        13.0%           $ 5,897           11,846        Samsung Securities
#7        1998        13.0%             5,897           11,846        LG Securities
#8        1997        11.5%                --           11,846        Unsecured <F*>
#9        1998        13.0%             7,666               --        Unsecured <F*>
                                      -------           ------

                                       19,460           35,538

Less current portion                   19,427           11,846
Less unamortized discount                  33              369
                                      -------           ------

                                      $    --           23,323
                                      =======           ======


<F*>  Private acceptance by Korea Long - term Credit Bank.


                                                               (Continued)

                             POSCO HULS CO., LTD.

                         NOTES TO FINANCIAL STATEMENTS

                        (In thousands of U.S. dollars)


(13)  Long-term Debt
      --------------

      Long-term debt at December 31, 1997 and 1996 is summarized as follows:


                                        Interest
                                        per annum       Final maturity             1997             1996
                                        ---------       --------------             ----             ----
Korean Won loans:
    Technology facility loan          Floating rate        1996-1997              $    --           1,333
    General facility loan             Floating rate        1996-1997                   --           1,184
    High technology facility loan     Floating rate        1996-1997                   --           7,700
    Information Communication
      Supporting Fund                     6.5%             1996-1999                  317           1,002
                                                                                  -------          ------
                                                                                      317          11,219
                                                                                  -------          ------

Foreign currency loans:
    Facility loan                     Floating rate        1997                        --           3,812
    Facility loan                     3LIBOR<F*>+1.2%      1998                     2,000           4,000
    Facility loan                     6LIBOR<F*>+0.7%      2003                    10,500           5,929
    Facility loan                     6LIBOR<F*>+1.0%      2003                     3,562             294
    Facility loan                     3LIBOR<F*>+2%        1999                       984           1,640
    Facility loan                     3LIBOR<F*>+1.5%      1999                       759           1,265
    Facility loan                     6LIBOR<F*>+0.6%      2002                     4,734          32,698
    Facility loan                     6LIBOR<F*>+1.3%      2003                     6,694           7,330
    Facility loan                     6LIBOR<F*>+0.6%      2003                    27,307           2,053
    Facility loan                     6LIBOR<F*>+0.6%      2003                     2,459             290
    Operating loan                    6LIBOR<F*>+1.6%      2003                     1,900              --
    Operating loan                    6LIBOR<F*>+0.7%      2000                    12,700          12,700
    Operating loan                    6LIBOR<F*>+0.8%      2001                     9,700           3,500
    Operating loan                    6LIBOR<F*>+0.7%      1997                        --          14,200
    Operating loan                    6LIBOR<F*>+0.7%      1999                     3,040           3,040
    Operating loan                    6LIBOR<F*>+0.8%      2001                     4,960           4,960
                                                                                  -------         -------
                                                                                   91,299          97,711
                                                                                  -------         -------
    Total long-term debt                                                           91,616         108,930
    Less current portion                                                           13,635          32,412
                                                                                  -------         -------

                                                                                  $77,981          76,518
                                                                                  =======         =======

<F*>  3LIBOR = 3 month London inter-bank offered rate
<F*>  6LIBOR = 6 month London inter-bank offered rate


      The following is a schedule of payments of long-term debt as of December 31, 1997:

               1998                            $13,635
               1999                             15,102
               2000                             24,017
               2001                             25,977
               2002 and after                   12,885
                                               -------
                                               $91,616
                                               =======

                                                              (Continued)

                          POSCO HULS CO., LTD.

                     NOTES TO FINANCIAL STATEMENTS

                    (In thousands of U.S. dollars)


(14)  Appropriated Retained Earnings
      ------------------------------

      Appropriated retained earnings as of December 31, 1997 and 1996 are summarized as follows:


                                                         1997          1996
                                                         ----          ----

         Legal reserve                                 $ 3,141         3,141
         Reserve for business rationalization            6,344         5,523
         Reserve for technology development              2,010         2,010
         Reserve for export loss                         5,150         5,150
         Reserve for overseas market development         1,758         1,758
                                                       -------        ------

                                                       $18,403        17,582
                                                       =======        ======

Through December 31, 1996, appropriations of retained earnings for the year, which are determined by the resolution of shareholders at the beginning of the following year, are not reflected in the current years' financial statements. However, under revised financial accounting standards, such appropriations are to be reflected in financial statements of the year to which it relates rather than in the year of appropriation. Retained earnings as of December 31, 1996 have been reclassified for comparative purposes.

The Korean Commercial Code requires the Company to appropriate as legal reserve an amount equal to at least 10% of cash dividends for each accounting period until the reserve equals 50% of stated capital. This legal reserve may be used to reduce a deficit or it may be transferred to common stock as a stock dividend.

Under the Tax Exemption and Reduction Control Law, the Company is allowed to make certain deductions from corporate income taxes. The Company is, however, required to appropriate from retained earnings the amount of the tax benefit obtained and transfer such amount into a reserve for business rationalization. This legal reserve may be used to reduce a deficit or may be transferred to common stock as a stock dividend.

Under the Tax Exemption and Reduction Control Law, the Company is allowed to make certain deductions from taxable income and set up reserves for technology development, reserve for export loss and reserve for overseas market development by appropriating retained earnings. The unused portion of the reserves is generally added back to taxable income over three to four years after a certain grace period. These voluntary reserves may be restored to unappropriated retained earnings by a future stockholders' resolution.


                                                                (Continued)

                          POSCO HULS CO., LTD.

                    NOTES TO FINANCIAL STATEMENTS

                    (In thousands of U.S. dollars)

(15)  Income Taxes
      ------------

      The Company is subject to a number of taxes based upon taxable earnings which result in the following normal tax rates:



                   Taxable earnings                            Rates
                   ----------------                    -------------------
                                                       1997    1996   1995
      Up to W100,000 thousand                          17.6%   17.6%  19.8%
      Over W100,000 thousand up to W500,000 thousand   30.8%   30.8%  33.0%
      Over W500,000 thousand                           30.8%   30.8%  35.0%


Under the Foreign Capital Inducement Law (FCIL), the Company is entitled to the exemption from corporation taxes to the extent of its foreign equity portion for the periods stipulated in the Law.

A reconciliation between net earnings before income taxes and taxable income (tax loss carryforward) for the years ended December 31, 1997, 1996 and 1995 is as follows:

                                                                  1997             1996               1995
                                                                  ----             ----               ----
                                                                                                   (Unaudited)
       Net earnings before income taxes                         $ 7,302           62,796             25,050
       Unrealized exchange loss, net                               (585)             (50)              (150)
       Accrued interest income, net                              (1,534)            (483)              (255)
       Loss on inventory valuation                                3,312               --                 --
       Entertainment expense over tax limit                         205              106                190
       Reserve for tax purpose                                       --           (8,790)                --
       Income deduction for foreign capital increase                (67)          (1,078)                --
       Others, net                                                  163              215                 --
                                                                -------           ------            -------
                                                                  8,796           52,716             24,835
       Utilization of tax loss carryforward                          --           (2,444)           (24,835)
                                                                -------           ------            -------
       Taxable income                                           $ 8,796           50,272                 --
                                                                =======           ======            =======

       Income taxes payable on taxable income                     2,962           15,291                 --
       Tax exemption tax under FCIL                                (804)          (3,135)                --
       Investment tax credit                                       (826)          (6,385)                --
                                                                -------           ------            -------
       Income taxes payable                                     $ 1,332            5,771                 --
                                                                =======           ======            =======


(16)  Commitments and Contingencies
      -----------------------------

      (a) As of December 31, 1997, the Company has provided 8 blank checks and 10 blank notes in connection with various contracts.

      (b) As of December 31, 1997, the Company has entered into bank overdraft agreements for borrowing up to $8,256 with five banks and has also entered into borrowing arrangements with three short-term financing companies.

                                                                  (Continued)

                          POSCO HULS CO., LTD.

                    NOTES TO FINANCIAL STATEMENTS

                    (In thousands of U.S. dollars)

(16)  Commitments and Contingencies, Continued
      ----------------------------------------

      (c) Under a technical license agreement with MEMC, the Company paid a lump-sum royalty during 1995 and 1996 for the transfer of a technical license to manufacture silicon wafers. The Company is also required to pay MEMC a royalty at a specified percentage of net sales for 5 years from the commencement of commercial production, which took place in 1995.

(17)  Earnings Per Share
      ------------------

      Earnings per share for the years ended December 31, 1997, 1996 and 1995 are calculated as follows:


                                                   1997            1996           1995
                                               -----------      ----------     ----------
                                                                               (Unaudited)
        Net earnings                           $     5,970          57,025         25,050
        Weighted average number of
        shares of common stock                  17,200,000      17,200,000     16,756,164
                                               ===========      ==========     ==========

        Earnings per share in U.S. dollars     $      0.35            3.32           1.49
                                               ===========      ==========     ==========


(18)  Reconciliation to United States Generally Accepted Accounting
      ------------------------------------------------------------
      Principles
      ----------

      The accompanying financial statements are prepared in accordance with Financial Accounting Standards in the Republic of Korea (Korean GAAP), which differ in certain significant respects from generally accepted accounting principles in the United States (U.S. GAAP). The significant differences are described below. Other differences do not have a significant effect on either consolidated net earnings or stockholders' equity.

      The estimated effects of the significant adjustments to net earnings and stockholders' equity which would be required if U.S. GAAP were applied instead of Korean GAAP are summarized as follows:


                                                                       1997          1996          1995
                                                                     -------         ------       -------
                                                                                                (Unaudited)
        Net earnings - Korean GAAP                                   $ 5,970         57,025        25,050
        Adjustments:
             Pre-operating costs                                          --             --         5,069
             Start-up costs                                            1,991          3,121         1,624
             Capital leases                                               18             89            26
             Inventories                                                (389)        (2,369)         (920)
             Depreciation in relation to useful life difference       17,675         19,574        12,676
             Depreciation on capitalized interest                      1,423          2,627           277
             Bond issue costs                                            (15)          (105)           65
             Foreign currency translation loss, net                   (9,108)            --            --
             Deferred income taxes                                    10,915         (6,080)         (300)
             Others                                                   (1,565)          (717)           --
                                                                     -------         ------        ------

                  Total adjustments                                   20,945         16,140        18,517
                                                                     -------         ------        ------
        Net earnings - U.S. GAAP                                     $26,915         73,165        43,567
                                                                     =======         ======        ======
        Basic earnings per share - U.S. GAAP                         $  1.56           4.25          2.60
                                                                     =======         ======        ======


                                                                    (Continued)

                          POSCO HULS CO., LTD.

                    NOTES TO FINANCIAL STATEMENTS

                    (In thousands of U.S. dollars)


(18)  Reconciliation to United States Generally Accepted Accounting
      -------------------------------------------------------------
      Principles, Continued
      ---------------------

                                                                         1997             1996
                                                                       --------          -------
        Stockholders' equity - Korean GAAP                             $ 51,657          124,814
        Adjustments:
             Start-up costs                                              (1,780)          (3,771)
             Inventories                                                 (2,999)          (3,388)
             Fixed assets:
               Depreciation in relation to useful life difference        49,353           31,678
               Depreciation on capitalized interest                       2,814            1,391
             Reversal of Korean GAAP cumulative
               translation adjustment                                    90,819               --
             U.S. GAAP cumulative translation adjustment                (29,159)              --
             Foreign currency translation loss, net                      (9,108)              --
             Deferred income taxes                                        4,824           (6,091)
             Others                                                       1,834             (735)
                                                                       --------          -------

               Total adjustments                                        106,598           19,084
                                                                       --------          -------

        Stockholders' equity - U.S. GAAP                               $158,255          143,898
                                                                       ========          =======



The tax effects of temporary differences that resulted in significant portions of the deferred tax assets liabilities at December 31, 1997 and 1996 computed under U.S. GAAP, and a description of the financial statement items that created these differences follow:


                                                                          1997            1996
                                                                          ----            ----
        Deferred tax assets:
            Inventories                                                 $   766             600
            Start - up costs                                                139             667
            Capital leases                                                    2               7
            Foreign currency translation loss                            10,131              --
            Others                                                           --             136
                                                                        -------         -------

               Total deferred tax assets                                 11,038           1,410
                                                                        -------         -------

        Deferred tax liabilities:
            Depreciation in relation to useful life difference           (4,897)         (5,607)
            Depreciation on capitalized interest                           (285)           (246)
            Reserves for tax purpose                                       (850)         (1,556)
            Accrued income                                                 (181)            (88)
            Bond issue costs                                                 (1)             (4)
                                                                        -------         -------

               Total deferred tax liabilities                            (6,214)         (7,501)
                                                                        -------         -------

        Net deferred tax asset (liabilities)                            $ 4,824          (6,091)
                                                                        =======         =======



                                                                   (Continued)

(18)  Reconciliation to United States Generally Accepted Accounting
      ------------------------------------------------------------
      Principles, Continued
      ---------------------

      (a)  Deferred Income Taxes
           ---------------------

           Under Korean GAAP, a provision is not made in the accounts to reflect the future tax effects resulting from certain income and expense items being treated differently for financial reporting purposes and tax computation purposes.

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

           The tax rate used to calculate deferred tax assets and liabilities was changed from 18.5% in 1996 to 20.3% in 1997 to reflect the normal corporation tax rate and exemptions statutorily available under FCIL. The effect of this increase on the effective tax rate was to increase the net deferred tax asset and increase net earnings by $5,401 in 1997.

      (b)  Pre-operating and Start-up Costs
           --------------------------------

           Certain preoperating and start-up costs are deferred for Korean GAAP and amortized in equal annual amounts over 5 years from 1993. These costs would be expensed as incurred under U.S. GAAP.

      (c)  Capital Leases
           --------------

           Under Korean GAAP, the Company has leased certain equipment and machinery and accounts for such leases as operating leases. However, under U.S. GAAP those leases would be classified as capital leases. Under U.S. GAAP, equipment under capital lease is recorded as an asset and a liability is recorded for the present value of minimum lease payments at the inception of the lease. This equipment is depreciated over the estimated useful life of the asset.

      (d)  Bond Issue Costs
           ----------------

           The Company charged bond issue costs to current income as incurred. However, under U.S. GAAP, those bond issues costs are amortized over the term of the related bonds.

      (e)  Useful Life of Machinery and Equipment
           --------------------------------------

           In 1995, the Company changed the estimated useful life of certain machinery to 4 years from 6 years. For U.S. GAAP purposes, the Company continues to depreciate the machinery and equipment over its estimated useful life of 6 years.

      (f)  Inventories
           -----------

           For U.S. GAAP, inventories are adjusted for the effect of depreciation in relation to the useful life difference of machinery and equipment and depreciation on capitalized interest.


                                                                   (Continued)

                          POSCO HULS CO., LTD.

                    NOTES TO FINANCIAL STATEMENTS

                    (In thousands of U.S. dollars)


(18)  Reconciliation to United States Generally Accepted Accounting
      ------------------------------------------------------------
      Principles, Continued
      ---------------------

      (g)  Depreciation on Capitalized Interest
           ------------------------------------

           In 1994, the Company recorded a prior year adjustment under Korean GAAP for interest that should have been capitalized to construction-in-progress in 1993 and is being depreciated over the useful life of the related fixed assets. For U.S. GAAP purpose, the interest amount was charged to earnings in 1993.

      (h)  Foreign Currency Translation
           ----------------------------

           In accordance with a change in financial accounting standards in the Republic of Korea in 1997, net losses on long-term foreign currency denominated monetary assets and liabilities and the current portion of long-term debt denominated in foreign currencies are recorded as a deferred foreign currency translation loss and amortized over the remaining repayment period of the respective assets and liabilities. In 1996, such losses were expensed as incurred. However, for U.S. GAAP purposes, all such foreign currency translation losses are expensed as incurred in all periods.

      (i)  Change of Functional Currency
           -----------------------------

           Effective October 1, 1997, solely for reporting under U.S. GAAP, the Company changed its functional currency from the Korean Won to the U.S. dollar. Significant changes in economic facts and circumstances have necessitated such a change in functional currency. Such facts and circumstances include: (a) an increasing percentage of the Company's borrowings and funding requirements being denominated in U.S. dollars; (b) an increasing percentage of the Company's revenues and costs being denominated in U.S. dollars; and (c) an increasing level of interdependency with MEMC.

           In accordance with U.S. GAAP, the accounting bases of nonmonetary assets and liabilities, primarily property, plant and equipment, have been adjusted to reflect the difference between the historical exchange rate when the transaction occurred and the exchange rate at September 30, 1997, with a corresponding adjustment to the "cumulative translation adjustment" included as a separate component of stockholders' equity. This change in functional currency also affected for U.S. GAAP purposes the determination of results of operations (including foreign currency exchange gain or loss), and the components of stockholders' equity. As such change in functional currency will be effected for U.S. GAAP purposes, this determination and its effects are included in the U.S. GAAP reconciliation information.

                         Independent Auditors' Report
                         ----------------------------


The Board of Directors
Taisil Electronic Materials Corporation:

We have audited the accompanying balance sheet of Taisil Electronic Materials Corporation as of December 31, 1997, and the related statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the Republic of China, which are substantially similar to auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taisil Electronic Materials Corporation as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the Republic of China.

As discussed in note (2)(b) to the financial statements, the Company changed its reporting currency in 1997 to the United States dollar.

As discussed in note (2)(i) to the financial statements, as of December 31, 1997, Taisil Electronic Materials Corporation changed its method of accounting for pensions.

Accounting principles generally accepted in the Republic of China vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected stockholders' equity as of December 31, 1997, and the results of operations for the year then ended to the extent summarized in note 15 to the financial statements.



                                          /s/ KPMG Peat Marwick

Taipei, Taiwan
January 14, 1998

                                TAISIL ELECTRONIC MATERIALS CORPORATION

                                            Balance Sheets

                                     December 31, 1997 and 1996
                               (expressed in thousands of US dollars)
                                                                                       1996
                                                                        1997        (Unaudited)
                                                                      --------      -----------
               Assets
               ------
Current assets:
   Cash (note 4)                                                      $ 18,755         11,115
   Short-term investments (note 5)                                       2,053            -
   Restricted bank deposits (note 13)                                    3,094         40,709
   Accounts receivable (note 3)                                         21,335          3,813
   Inventories, net (note 6)                                            18,239         11,905
   Prepayments and other current assets (note 12)                        3,359          2,070
   Deferred income tax, net (note 12)                                    4,434          1,534
                                                                      --------        -------
     Total current assets                                               71,269         71,146
                                                                      --------        -------

Property, plant and equipment (notes 7 and 13):
   Buildings                                                            48,455         42,036
   Machinery and equipment                                             181,594         82,149
   Furniture and fixtures                                                6,166          3,467
                                                                      --------        -------
                                                                       236,215        127,652
   Less: accumulated depreciation                                      (32,608)        (8,711)
   Construction in progress, including deposits for equipment           34,434         76,699
                                                                      --------        -------
     Net property, plant, and equipment                                238,041        195,640
                                                                      --------        -------

Other assets:
   Deferred technology fees                                              5,076          6,738
   Deferred income tax, net (note 12)                                   13,038         12,656
   Other assets                                                          1,342          1,325
                                                                      --------        -------
     Total other assets                                                 19,456         20,719
                                                                      --------        -------
                                                                      $328,766        287,505
                                                                      ========        =======


                                                                                  (Continued)


                                   TAISIL ELECTRONIC MATERIALS CORPORATION

                                        Balance Sheets (Continued)

                                        December 31, 1997 and 1996
                         (expressed in thousands of US dollars, except per share data)

                                                                                       1996
                                                                        1997        (Unaudited)
                                                                      --------      -----------
         Liabilities and Stockholders' Equity
         ------------------------------------
Current liabilities:
   Short-term loans (note 8)                                          $ 23,847         14,841
   Short-term bills payable (note 8)                                    27,745         58,470
   Current portion of long-term loans (note 9)                          19,433            173
   Notes and accounts payable (note 3)                                  11,750          2,985
   Payables for construction in process                                    732          6,919
   Accrued expenses and other current liabilities                       10,191          3,747
                                                                      --------        -------
     Total current liabilities                                          93,698         87,135

Long-term loans (notes 3 and 9)                                        163,682        128,085
Deposits from contractors                                                   20             37
                                                                      --------        -------
     Total liabilities                                                 257,400        215,257
                                                                      --------        -------

Stockholders' equity (note 11):
   Common stock - par value NT$10. Authorized and issued
     315,000,000 shares and 255,000,000 shares in 1997 and
     1996, respectively                                                113,783         94,942
   Accumulated deficit                                                 (38,469)       (20,618)
   Cumulative translation adjustment                                    (3,948)        (2,076)
                                                                      --------        -------
     Total stockholders' equity                                         71,366         72,248
                                                                      --------        -------
Commitments (note 14)
                                                                      $328,766        287,505
                                                                      ========        =======

See accompanying notes to financial statements

                                   TAISIL ELECTRONIC MATERIALS CORPORATION

                                           Statements of Operations

                              For the years ended December 31, 1997 , 1996 and 1995
                          (expressed in thousands of US dollars, except per share data)
                                                                                      1996           1995
                                                                       1997       (Unaudited)    (Unaudited)
                                                                  ------------    -----------    -----------
Net sales (note 3)                                                $     61,923          7,214            -
Cost of goods sold                                                      70,350         21,560            -
                                                                   -----------    -----------    -----------
Gross loss                                                              (8,427)       (14,346)           -
                                                                   -----------    -----------    -----------
Selling, general and administrative expenses                             7,104          8,078          6,237
Research and development expenses                                        6,745          3,494          1,444
                                                                   -----------    -----------    -----------
                                                                        13,849         11,572          7,681
                                                                   -----------    -----------    -----------
Operating loss                                                         (22,276)       (25,918)        (7,681)
                                                                   -----------    -----------    -----------
Non-operating income (expenses):
   Interest income                                                       1,971          3,614          2,575
   Interest expenses, excluding capitalized interest of $974 in
     1997, $1,803 in 1996 and $217 in 1995 (note 3)                    (15,098)        (6,972)          (613)
   Gain (loss) on foreign exchange, net                                 10,496            366           (259)
   Other income, net (note 3)                                            1,393             79              3
                                                                   -----------    -----------    -----------
                                                                        (1,238)        (2,913)         1,706
                                                                   -----------    -----------    -----------
Loss before income tax                                                 (23,514)       (28,831)        (5,975)
Income tax benefit (note 12)                                             5,663         11,670          2,592
                                                                   -----------    -----------    -----------
Net loss                                                          $    (17,851)       (17,161)        (3,383)
                                                                   ===========    ===========    ===========
Loss per share                                                    $      (0.07)         (0.08)         (0.03)
                                                                   ===========    ===========    ===========
Weighted average shares outstanding                                255,986,301    221,876,712    135,068,493
                                                                   ===========    ===========    ===========


See accompanying notes to financial statements.

                                      TAISIL ELECTRONIC MATERIALS CORPORATION

                                   Statements of Changes in Stockholders' Equity

                                For the years ended December 31, 1997, 1996 and 1995
                            (expressed in thousands of US dollars, except per share data)
                                                                   Accumulated
                                                                deficit during                   Cumulative
                                                      Common       development    Accumulated    translation
                                                       stock          stage        deficit       adjustment      Total
----------------------------------------------------------------------------------------------   ----------    -----------
Balance as of January 1, 1995 (unaudited)           $ 18,819            (74)           -              128       18,873
Capital increase through cash                         34,256            -              -              -         34,256
Net loss                                                 -           (3,383)           -              -         (3,383)
Cumulative translation adjustment                        -              -              -           (1,898)      (1,898)
                                                    --------         ------        -------         ------      -------
Balance as of December 31, 1995 (unaudited)           53,075         (3,457)           -           (1,770)      47,848
Accumulated deficit during development stage
   carried forward to accumulated deficit                -            3,457         (3,457)           -            -
Capital increase through cash                         41,867            -              -              -         41,867
Net loss                                                 -              -          (17,161)           -        (17,161)
Cumulative translation adjustment                        -              -              -             (306)        (306)
                                                    --------         ------        -------         ------      -------
Balance as of December 31, 1996 (unaudited)           94,942            -          (20,618)        (2,076)      72,248
Capital increase through cash                         18,841            -              -              -         18,841
Net loss                                                 -              -          (17,851)           -        (17,851)
Cumulative translation adjustment                        -              -              -           (1,872)      (1,872)
                                                    --------         ------        -------         ------      -------
Balance as of December 31, 1997                     $113,783            -          (38,469)        (3,948)      71,366
                                                    ========         ======        =======         ======      =======


See accompanying notes to financial statements.

                                          TAISIL ELECTRONIC MATERIALS CORPORATION

                                                Statements of Cash Flows

                                   For the years ended December 31, 1997, 1996 and 1995
                               (expressed in thousands of US dollars, except per share data)
                                                                                          1996              1995
                                                                       1997            (Unaudited)       (Unaudited)
                                                                    -----------        -----------       -----------
Cash flows from operating activities:
   Net loss                                                         $  (17,851)          (17,161)           (3,383)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                    26,341             9,357               120
       Non-cash foreign exchange loss (gain)                           (11,789)             (314)              260
       Provision (reversal) for inventory loss                            (827)            5,255               -
       Loss from disposal of fixed assets                                    9                 4               -
       Increase in accounts receivable                                 (20,027)           (3,826)              -
       Increase in inventories                                          (6,126)          (16,441)             (773)
       Decrease (increase) in prepayments and other current assets      (4,103)            1,216            (2,467)
       Increase in deferred income tax                                  (3,852)          (11,671)           (2,618)
       Increase in notes and accounts payable                            1,550             1,662             1,223
       Increase in accrued expenses and other current liabilities       10,753             1,234             2,069
                                                                     ---------          --------           -------
         Net cash used in operating activities                         (25,922)          (30,685)           (5,569)
                                                                     ---------          --------           -------
Cash flows from investing activities:
   Increase in short-term investments                                   (2,060)              -                 -
   Additions to property, plant and equipment                          (75,965)         (139,758)          (58,697)
   Proceeds from disposal of property and equipment                         18                18               -
   Payment of technology fees and other assets                            (247)           (1,538)           (2,151)
   Decrease (increase) in restricted bank deposits                      36,650           (10,635)          (20,603)
                                                                     ---------          --------           -------
         Net cash used in investing activities                         (41,604)         (151,913)          (81,451)
                                                                     ---------          --------           -------
Cash flows from financing activities:
   Proceeds from issuance of common stock                               18,841            41,867            34,256
   Increase (decrease) in short-term loans and bills payable             7,290            41,423            27,675
   Increase in long-term loans                                          49,791           101,235            26,945
   Increase (decrease) in deposits from contractors                        (16)               37               -
                                                                     ---------          --------           -------
         Net cash provided by financing activities                      75,906           184,562            88,876
                                                                     ---------          --------           -------
Net increase in cash                                                     8,380             1,964             1,856
Effect of exchange rate changes on cash                                   (740)              (66)             (293)
Cash at beginning of the period                                         11,115             9,217             7,654
                                                                     ---------          --------           -------
Cash at end of the period                                           $   18,755            11,115             9,217
                                                                     =========          ========           =======
Supplemental disclosure of cash flow information:
   Cash paid for interest, excluding capitalized interest           $   14,190             6,566               346
                                                                     =========          ========           =======
   Cash paid for income tax (including refundable income tax)       $      217               358               307
                                                                     =========          ========           =======


See accompanying notes to financial statements.


                                                                                                       (Continued)

                    TAISIL ELECTRONIC MATERIALS CORPORATION

                         Notes to Financial Statements

               (Amounts expressed in thousands of US dollars or
                 New Taiwan dollars, unless otherwise stated)
     (Amounts and information with respect to 1996 and 1995 are unaudited)



(1)   Organization and Business Environment
      -------------------------------------

      Taisil Electronic Materials Corporation (the "Company"), was founded in the Hsinchu Science-Based Industrial Park of the Republic of China ("ROC") on September 26, 1994. Prior to June 30, 1996, the Company was a development stage enterprise whose activities primarily involved the construction of its manufacturing facilities, financial planning, testing equipment, and recruiting and training employees. The Company started its main activities of research, development, production and sale of the latest generation silicon wafers in July 1996.

      During the latter half of 1997, many Asian countries experienced problems related to currency valuations and the health of their financial systems. As a result of the significant portion of the Company's cash flows and monetary assets and liabilities being denominated in US dollars, these problems did not have a significant impact on the Company in 1997. In 1998, the Company foresees the resulting slowdown in Asian economies as possibly having a negative impact on the Company's sales volumes and overall operations. The Company does not however, expect the currency valuation problems and potential slowdown in Asian economies to have a significant adverse effect on its financial position.

      The accompanying financial statements reflect management's current assessments of the possible impact of this economic situation on the financial position of the Company. Actual results could differ from management's current assessments. In addition, the effect on the Company's financial position of future developments and access to further financial information concerning the Company's customers, suppliers, financiers and others and their ability to continue to transact with the Company cannot presently be determined.

(2)   Significant Accounting Policies
      -------------------------------

      (a)   Generally Accepted Accounting Principles
            ----------------------------------------

            The financial statements have been prepared in accordance with accounting principles generally accepted in the Republic of China ("ROC GAAP"). ROC GAAP vary in certain significant respects from accounting principles generally accepted in the United States of America ("US GAAP"). Application of US GAAP would have affected stockholders' equity as of December 31, 1997 and 1996, and the results of operations for each of the two years then ended, to the extent summarized in note 15.

      (b)   Change in functional and reporting currency
            -------------------------------------------

            Effective October 1, 1997, the Company changed its functional currency from the New Taiwan dollar (NT$) to the US dollar ($). Significant changes in economic facts and circumstances have necessitated such a change in functional currency. Such facts and circumstances include: (i) increasing US dollar denominated revenues and costs, and (ii) ongoing changes in sources of financing from obligations denominated in New Taiwan dollars to obligations denominated in US dollars.

            In conjunction with the change in the Company's functional currency to US dollars, the Company's reporting currency was also changed from New Taiwan dollars to US dollars to enable financial information to be presented with more relevance. Accordingly, the financial statements for all prior years have been restated to the new reporting currency of US dollars.

                                                              (Continued)

                          TAISIL ELECTRONIC MATERIALS CORPORATION

                              Notes to Financial Statements


            The change in functional currency effective October 1, 1997 was recognized through the US dollar translated amounts of the nonmonetary assets, primarily property, plant and equipment, at September 30, 1997 becoming the accounting basis for these assets at October 1, 1997 and for subsequent periods. Additionally, through September 30, 1997, a cumulative translation adjustment has been included as a separate component of stockholders' equity reflecting the translation of the New Taiwan dollar functional currency financial statements to the newly adopted and retroactively applied US dollar reporting currency. This cumulative translation adjustment will remain as a separate component of stockholders' equity.

      (c)   Foreign currency transactions
            -----------------------------

            Foreign currency transactions in currencies other than the functional currency (hereinafter referred to as "foreign currencies", which prior to October 1, 1997, includes the US dollar; and subsequent to September 30, 1997, includes the New Taiwan dollar) are recorded at rates in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at year-end are translated at the exchange rate then prevailing. Gains or losses resulting from settlement of such transactions or translations are included in non-operating income.

      (d)   Short-term investments
            ----------------------

            Investments are carried at the lower of cost or market value. The market value of unlisted trust funds is determined on the basis of the trust fund's net worth on the balance sheet date. Costs of investments sold are determined on the weighted-average basis.

      (e)   Inventories
            -----------

            Inventories are stated at the lower of cost or market value. Cost is determined using the weighted-average method. The market value of raw materials is determined on the basis of replacement cost. Market values of work in process and finished goods are determined on the basis of net realizable value.

      (f)   Property, plant and equipment
            -----------------------------

            Property, plant and equipment are stated at acquisition cost which includes the capitalization of interest and certain expenses incurred in connection with the construction of plant and installation of machinery and equipment. Depreciation on plant and equipment is provided on the straight-line method over the estimated useful lives of the respective assets.

      (g)   Technology fees
            ---------------

            The Company has entered into a technical assistance service agreement with MEMC Electronic Materials, Inc. involving information and processes embodying technology, equipment design, and assets and property rights for the manufacture of silicon wafers. Payments for such technology are capitalized and amortized over five years from the commencement of commercial production.

                                                              (Continued)

                          TAISIL ELECTRONIC MATERIALS CORPORATION

                              Notes to Financial Statements


      (h)   Organization cost and deferred charges
            --------------------------------------

            The costs incurred in the establishment of the Company are capitalized and amortized over five years commencing from the start of commercial operations. Charges for the installation of gas and power systems are included in other assets and amortized over five years.

      (i)   Employee retirement plan
            ------------------------

            The Company adopted a retirement plan covering substantially all employees in December 1995. Benefits are based on the employees' years of service. Starting in August 1996, in accordance with ROC Labor Standards Law, the Company made monthly contributions to a pension fund with the Central Trust of China. As approved by the authorities, the funding rate was set at 2% of salaries and wages. Pension cost is recognized based on the amount to be appropriated. Retirement benefits to employees will be paid from the retirement fund first, and if the fund is insufficient, the balance will be charged to current operations.

            Effective December 31, 1997, the Company adopted ROC Statements of Financial Accounting Standards ("SFAS") No. 18, "Accounting for Pensions," for its retirement plan. Based on the provisions of SFAS No. 18, pension costs charged to earnings are actuarially computed. The measurement date was the balance sheet date. Accrued pension liabilities were recognized for the excess of accumulated benefit obligation over fair value of plan assets. Net periodic pension costs will be recognized starting in 1998. The effect of this accounting change is not material to the 1997 financial statements.

      (j)   Income tax
            ----------

            Effective January 1, 1995, the Company adopted ROC SFAS No. 22, "Accounting for Income Tax". Under the asset and liability approach of SFAS No. 22, deferred tax liabilities are recognized for tax consequences of taxable temporary differences by applying enacted statutory tax rates. Deferred tax assets are recognized for tax consequences of deductible temporary differences, tax credits and operating loss carryforwards. A valuation allowance is provided when some portion or all of the deferred tax assets is not expected to be realized. Deferred income tax is reported in the financial statements as a current or noncurrent item based on the classification of the related asset or liability which causes the temporary differences. Deferred income taxes not relating to assets or liabilities are classified as current or noncurrent based on the expected period that the temporary differences will reverse.

      (k)   Forward exchange rate contracts
            -------------------------------

            The Company enters into foreign currency forward contracts to hedge future operating cash outflows in currencies other than the functional currency. Foreign currency forward contracts reduce the Company's exposure to the risk that eventual foreign currency cash outflows will be adversely affected by changes in exchange rates. Foreign currency gains and losses under the above arrangements are not deferred. Foreign currency forward contracts are entered into with major commercial European banks that have high credit ratings. From time to time, the Company uses foreign currency forward contracts to hedge purchases of capital equipment. Foreign currency gains and losses for such purchases are deferred as part of the basis of the asset.

                                                              (Continued)

                          TAISIL ELECTRONIC MATERIALS CORPORATION

                              Notes to Financial Statements


      (l)   Loss per share
            --------------

            Loss per share is computed based on the weighted average number of common shares outstanding.

(3)   Transactions with Related Parties
      ---------------------------------

      (a)   Name and relationship
            ---------------------

         Name of related party                           Relationship with the Company
-------------------------------------------     -----------------------------------------------
MEMC Electronic Materials Inc. USA (MEMC)       Investor using equity method to account for
                                                  its investment in the Company
Chiao Tung Bank of Taipei, Taiwan, ROC (CTB)    Investor and represented on the Company's Board
                                                  of Directors
China Steel Corporation (CSC)                   Investor and represented on the Company's Board
                                                  of Directors

      (b)   Significant transactions with related parties
            ---------------------------------------------

            (i) Net sales to and corresponding amounts receivable from related party are as follows:

                                                                Sales
                 --------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
                                                       ------------------------------------------------------------
                                    % of net                            % of net                           % of net
                   1997              sales             1996              sales             1995             sales
                 --------            -----             -----             -----            ------           ------
MEMC             $16,870             27.64               921             12.77                -                -
                 =======             =====             =====             =====            ======           ======

                      Accounts Receivable
                  -------------------------
                         December 31,
                  -------------------------
                                   1996
                   1997         (Unaudited)
                  ------        -----------
MEMC              $6,983             614
                   =====          ======

                  Purchases from and corresponding amounts payable to related party are as follows:

                                                            Purchases
                   -------------------------------------------------------------------------------------------------
                                                                                    (Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                % of total                            % of total                        % of total
                   1997          purchases             1996           purchases            1995         purchases
--------------------------------------------------------------------------------------------------------------------
MEMC              $6,314           17.78                 485              9.51                -              -
                   =====           =====              ======             =====            ======        =======

                                                                                                        (Continued)

                          TAISIL ELECTRONIC MATERIALS CORPORATION

                              Notes to Financial Statements

                        Accounts Payable
                  -------------------------
                         December 31,
                  -------------------------
                                   1996
                   1997         (Unaudited)
                  ------        -----------
MEMC              $3,290             436
                   =====          ======

            (ii)  Financing
                  ---------

                  The Company's long-term loans from CTB are summarized as follows:

                  Maximum         Interest            Ending           Interest           Interest
Year              balance           rate             balance            expense            payable      Collateral
----              -------         --------           -------           --------           --------      ----------
1997             $28,450           5.825%-            28,306             1,721               153      Machinery and
                  ======           6.575%             ======             =====               ===      equipment $32,045

1996             $23,281           5.825%-            23,281               661               112      Time deposit
(Unaudited)       ======            6.45%             ======             =====               ===      $22,727

            (iii) Technology, royalty and commission agreements
                  ---------------------------------------------

                  The Company has entered into various agreements with MEMC which provide for payments related to, among other things, technology, royalties and commissions. The Company paid MEMC, net of amounts received, $1,312, $2,703 and $5,000 in 1997, 1996 and 1995, respectively, pursuant to the terms of such agreements. The related amounts outstanding of $2,048 and $203 as of December 31, 1997 and 1996,
                  respectively, are included in accrued expenses.

            (iv)  Guarantees
                  ----------

                  MEMC and CSC have provided guarantees over certain of the Company's long-term loans and bills payable up to a maximum of $92,863 and $65,965, respectively.

(4)   Cash
      ----

      Details of cash as of December 31, 1997 and 1996 were as follows:

                                                                   December 31,
                                                           ---------------------------
                                                                              1996
                                                             1997          (Unaudited)
                                                           -------         -----------
Cash on hand, current and checking accounts                $ 2,112               115
Time deposits                                               16,643            11,000
                                                            ------            ------
                                                           $18,755            11,115
                                                            ======            ======

                                                                          (Continued)

                  TAISIL ELECTRONIC MATERIALS CORPORATION

                      Notes to Financial Statements


(5)   Short-term investments
      ----------------------

      The Company had invested $2,053 in open-ended trust funds as of December 31, 1997. The market value of such investments as of December 31, 1997 was approximately $2,065.

(6)   Inventories
      -----------

      The components of inventories as of December 31, 1997 and 1996, are summarized below:

                                                                   December 31,
                                                           ---------------------------
                                                                              1996
                                                             1997          (Unaudited)
                                                           -------         -----------
Finished goods                                             $ 5,268             5,313
Work in process                                              6,677             4,059
Raw materials and spare parts                               10,281             7,770
                                                            ------            ------
                                                            22,226            17,142
Provision for inventory devaluation                         (3,987)           (5,237)
                                                            ------            ------
                                                           $18,239            11,905
                                                            ======            ======

      As of December 31, 1997 and 1996, insurance coverage of inventories amounted to approximately $18,383 and $11,891, respectively.

(7)   Property, Plant and Equipment
      -----------------------------

      The construction in progress consists of various payments for plant construction and engineering design and consulting.

      Certain property, plant and equipment is pledged as security for long-term loans. See note 13.

      Insurance coverage on property, plant and equipment and the third-party liability as of December 31, 1997 and 1996, amounted to approximately $199,617 and $204,727, respectively.

(8)   Short-term Loans and Short-term Bills Payable
      ---------------------------------------------

                                                                                   December 31,
                                                     -----------------------------------------------------------------
                                                               1997                               1996 (Unaudited)
                                                     -----------------------------           -------------------------
                                                     Amount          Interest rate           Amount      Interest rate
                                                     -------         -------------           ------      -------------
Credit loans and import loans under usance
  letters of credit                                  $23,847          0.98%-8.99%            14,841       0.77%-6.68%
Commercial paper payable                              28,494          7.30%-8.15%            57,927       5.15%-5.45%
Bank acceptance payable                                  -                 -                  1,491       5.15%-5.45%
Unamortized discount on short-term bills
  payable                                               (749)                                  (948)
                                                      ------                                 ------
                                                     $51,592                                 73,311
                                                      ======                                 ======

                                                                                                          (Continued)

                          TAISIL ELECTRONIC MATERIALS CORPORATION

                              Notes to Financial Statements

      As of December 31, 1997 and 1996, certain time deposits were pledged as security for the issuance of short-term bills payable. See note 13.

(9)   Long-term Loans
      ---------------

                                                                                               Balance at December 31,
                                                                                              -------------------------
                     Credit line                                                                               1996
      Bank           and purpose       Period                    Repayment term                 1997        (Unaudited)
----------------     -----------    -------------           -------------------------         --------      -----------
Chiao Tung Bank      NT$400,000     November 1995           Repayable in 17 quarterly         $ 12,256         14,545
                     Loan for       to November             installments starting in
                     purchase of    2002                    November 1998
                     machinery

Chiao Tung Bank      NT$100,000     November 1995           Repayable in 21 quarterly            2,918          3,636
                     Loan for       to November             installments starting in
                     purchase of    2002                    November 1997
                     machinery

Chiao Tung Bank      NT$100,000     November 1995           Repayable in 29 quarterly            3,064          3,636
                     Loan for       to November             installments starting in
                     purchase of    2005                    January 1999
                     machinery

Chiao Tung Bank      NT$200,000     December 1996           Repayable in 17 quarterly            2,213          1,464
                     Loan for       to November             installments starting in
                     purchase of    2003                    December 1999
                     machinery

Chiao Tung Bank      NT$200,000     December 1996           Repayable in 17 quarterly            6,128            -
                     Loan for       to November             installments starting in
                     purchase of    2003                    December 1999
                     machinery

Chiao Tung Bank      NT$80,000      December 1996           Repayable in 29 quarterly            1,727            -
                     Loan for       to November             installments starting in
                     purchase of    2006                    January 2000
                     machinery

The International    NT$1,000,000   December 1995           Repayable in 10 semi-               30,639         36,364
Commercial Bank      Loan for plant to December             annual installments starting
of China             construction   2002                    in June 1998

The International    NT$600,000     March 1997 to           Recycling use repayable in           2,298            -
Commercial Bank      Loan for plant March 1999              90 to 180 days
of China             construction

Taiwan Cooperative   NT$600,000     May 1997 to             Recycling use repayable in         18,383             -
Bank                 Credit loan    May 1999                90 to 180 days

                                                                                                         (Continued)


                          TAISIL ELECTRONIC MATERIALS CORPORATION

                              Notes to Financial Statements

(9)   Long-term Loans, continued
      --------------------------

                                                                                               Balance at December 31,
                                                                                              -------------------------
                     Credit line                                                                               1996
      Bank           and purpose       Period                    Repayment term                 1997        (Unaudited)
----------------     -----------    -------------           -------------------------         --------      -----------
ABN AMRO Bank        $50,000 Bridge June 1995 to            Transferred to the following      $    -            8,613
(In charge of        loan for       January 1997            loan in 1997
syndication loan     following ABN
agreement for the    AMRO's loan
phase I expansion)

ABN AMRO Bank        $60,000 Loan   October 1995 to         Repayable in 10 semi-               60,000         60,000
(In charge of        for purchase   August 2002             annual installments
syndication loan     of machinery                           starting in February 1998
agreement for the
phase I expansion)

ABN AMRO Bank        $20,000 Bridge November 1997           Can be transferred to the            3,489            -
(In charge of        loan for the   to June 1998            following loan when
syndication loan     following ABN                          accumulated to $5,000 or
agreement for the    AMRO loan                              more
phase II expansion)

ABN AMRO Bank        $40,000 Loan   January 1997            Repayable in 6 semi-annual          40,000            -
(In charge of        for purchase   to 2001                 installments starting in
syndication loan     of machinery                           June 1999
agreement for the
phase II expansion)
                                                                                               -------        -------

                                                                                               183,115        128,258

Less: current portion of long-term loans                                                       (19,433)          (173)
                                                                                               -------        -------
                                                                                              $163,682        128,085
                                                                                               =======        =======

      The following is a schedule of payments of long-term debt as of December 31, 1997:

    Year                Amount
    ----                ------
1998                  $ 19,433
1999                    59,726
2000                    41,822
2001                    34,363
2002                    23,798
After 2002               3,973
                       -------
                      $183,115
                       =======

      The ranges for interest rates on these borrowings for the years ended December 31, 1997, 1996 and 1995 were 6.00% to 7.605%, 0.85% to 7.495%
      and 6.075% to 7.825%, respectively. As of December 31, 1997 and 1996, total unused lines of credit for short-term and long-term loans amounted to approximately $263,435 and $246,327, respectively.

                                                               (Continued)

                          TAISIL ELECTRONIC MATERIALS CORPORATION

                              Notes to Financial Statements

      As December 31, 1997 and 1996, certain time deposits and property, plant and equipment were pledged as security for long-term loans. See note 13.

(10)  Pension
      -------

      Effective December 31, 1997, the Company adopted SFAS No. 18, "Accounting for Pensions". The measurement date for the actuarial study of the Company's pension obligation was December 31, 1997. The funded status of the Company's pension scheme as of December 31, 1997, was as follows:

         Benefit obligation:
           Vested benefit obligation                           $     -
           Non-vested benefit obligation                           (256)
                                                                 ------
           Accumulated benefit obligation                          (256)
           Effects of future salary progression                    (638)
                                                                 ------
           Projected benefit obligation                            (894)
         Fair value of plan assets                                  256
                                                                 ------
         Benefit obligation in excess of plan assets               (638)
         Unrecognized net obligation at transition                  599
                                                                 ------
         Accrued pension liabilities                           $    (39)
                                                                 ======

      Actuarial assumptions are as follows:

         Discount rate                                             6.50%
         Rate of salary progression                                6.00%
         Projected return on plan assets                           6.50%

      Pension expenses were $198, $135 and $0, respectively, for the years ended December 31, 1997, 1996 and 1995, respectively. As December 31, 1997 and 1996, the balances of the Company's pension fund maintained with the Central Trust of China were $270 and $64, respectively. As of December 31, 1997 and 1996, the unpaid balances of $63 and $71, respectively, were included in accrued expenses.

      As of December 31, 1997 and 1996, no employee qualified for retirement.

(11)  Stockholders' Equity
      --------------------

      (a)   Capital stock
            -------------

            On October 13, 1995, the board of directors decided to issue an additional 60,000,000 shares at NT$10 par value per share for cash on January 20, 1996.

            On July 17, 1996, the stockholders' meeting approved the issuance of an additional 55,000,000 shares at NT$10 par value per share for cash on July 17, 1996. After this capital increase, the total issued capital was $94,942. The above increases were all registered and approved by the authorities.

            On July 25, 1997, the stockholders' meeting approved the issuance of an additional 60,000,000 shares at NT$10 par value per share for cash on December 25, 1997. After this capital increase, the total issued capital was $113,783. The above increase is still in the process of being registered.

                                                               (Continued)

                          TAISIL ELECTRONIC MATERIALS CORPORATION

                              Notes to Financial Statements

      (b)   Distribution of earnings
            ------------------------

            In accordance with ROC Company Law, the Company's articles of incorporation stipulate that 10% of annual earnings (net of losses of prior years, if any) is to be retained as statutory reserve until such retention equals the amount of issued share capital. The distribution of remaining earnings should be proposed by the board of directors and decided in a stockholders meeting. At least 0.01% of the distribution should be appropriated as employees' bonuses when the stockholders approve an earnings distribution. Future dividends will be distributed in NT dollars.

      (c)   Accumulated deficit
            ------------------

            According to the ROC Company Law, if accumulated deficit is over one-half of the common stock, the board of directors shall convene a meeting of shareholders and make a report on such loss.

(12)  Income Tax
      ----------
      The Company's earnings are subject to an income tax rate of 20%. For the years ended December 31, 1997, 1996 and 1995, income tax expense (benefit) was as follows:

                                                                          (Unaudited)
                                                                    -----------------------
                                                       1997           1996           1995
                                                      -------       --------        -------
        Current income tax expense                   $     25            -               50
        Deferred income tax (benefit)                  (5,688)       (11,670)        (2,642)
                                                      -------       --------        -------
                                                     $ (5,663)       (11,670)        (2,592)
                                                      =======       ========        =======

      The Company's income tax benefit for the years ended December 31, 1997, 1996 and 1995, differed from the expected income tax, computed by applying the 20% tax rate on loss before income tax as shown on the financial statements, as follows:

                                                                            (Unaudited)
                                                                      ----------------------
                                                        1997            1996           1995
                                                      --------        -------         ------

        Computed "expected" income tax benefit        $ (4,703)        (5,766)        (1,195)
        Deductible exchange loss                        (4,249)           -              -
        Investment tax credits earned                   (4,736)       (10,811)        (1,322)
        Others                                              39             63            (75)
        Valuation allowance                              7,986          4,844            -
                                                       -------        -------        -------
        Income tax benefit                            $ (5,663)       (11,670)        (2,592)
                                                       =======        =======        =======

                                                                                  (Continued)


                          TAISIL ELECTRONIC MATERIALS CORPORATION

                              Notes to Financial Statements

      As of December 31, 1997 and 1996, refundable income taxes were as follows:


                                                              December 31,
                                                        ------------------------
                                                                        1996
                                                         1997        (Unaudited)
                                                        -------      -----------
        Estimated income tax expense                    $   25             -
        Prepaid and withheld income tax                    178            357
        Other                                              (25)            -
        Income tax refundable from prior years             477            233
                                                         -----           ----
        Income tax refundable                           $  655            590
                                                         =====           ====

      The temporary differences, tax credits, loss carryforwards and their effects on deferred income tax assets are as follows as of December 31, 1997 and 1996:

                                                                                            December 31,
                                                                      -------------------------------------------------------
                                                                               1997                      1996 (Unaudited)
                                                                      ------------------------        -----------------------
                                                                                    Income tax                     Income tax
                                                                      Amount          effect          Amount         effect
                                                                      ------        ----------        ------       ----------
        Current assets:
           Unrealized loss from inventory devaluation                $  3,738            748          5,237          1,015
           Organization cost deferred for tax purposes                  2,448            490          2,704            541
           Employee benefit costs deferred for tax purposes               171             34            204             41
           Unrealized foreign exchange loss                            15,809          3,162           (312)           (63)
                                                                                     -------                       -------
                                                                                    $  4,434                         1,534
        Noncurrent assets:                                                           =======                       =======
           Investment tax credits earned                             $ 14,762         14,762         12,067         12,067
           Organization costs deferred for tax purposes                 3,507            702          6,464          1,293
           Employee benefit costs deferred for tax purposes               171             34            407             81
           Difference in technology fee                                   391             78           (340)           (68)
           Tax loss carryforward                                       46,851          9,370         21,108          4,222
                                                                                     -------                       -------
                                                                                      24,946                        17,595
           Less: valuation allowance                                                 (11,908)                       (4,939)
                                                                                     -------                       -------
                                                                                    $ 13,038                        12,656
                                                                                     =======                       =======

      According to the ROC Income Tax Law, pre-operating expenses of the Company during the development stage are amortized for tax purposes on a straight-line basis over a period of not less than five years.

      ROC tax regulations stipulate that investment tax credits used by the Company each year shall not exceed 50% of the current income tax payable, and any unused balance can be carried forward to the following four years, subject to the same percentage limitation for each year except in the year of expiration when any remainder can be used for offset of income tax payable in that year. As of December 31, 1997, the estimated unused income tax credits, resulting

                                                                (Continued)

                          TAISIL ELECTRONIC MATERIALS CORPORATION

                              Notes to Financial Statements

      from investment in machinery and equipment and research and development, available to reduce future tax liabilities and the years of expiration were as follows:

          Year of investment               Tax credits      Year of expiration
          ------------------               -----------      ------------------
                1995                        $  4,246               1999
                1996                          10,196               2000
                1997                             320               2001
                                             -------
                                            $ 14,762
                                             =======

      According to the Statute for the Establishment and Administration of Science-Based Industrial Park, the Company may, within two years from the date on which it begins to sell its products or to render services, select any fiscal year in the four-year period from such date for exemption from profit-seeking enterprise income tax for a period of five consecutive years from the starting date of such fiscal year. As of December 31, 1997, the Company has not chosen the starting date.

      Pursuant to the ROC Income Tax Law, the Company's tax losses may be carried forward for up to five years to reduce future taxable income. As of December 31, 1997, the estimated tax loss carryforwards were as follows:

          Year of loss                       Amount        Year of expiration
          ------------                       ------        ------------------
              1996                          $ 16,272              2001
              1997                            30,579              2002
                                             -------
                                            $ 46,851
                                             =======

      The tax authorities have examined and assessed the Company's income tax returns through 1995.

(13)  Pledged Assets
      --------------

      As of December 31, 1997 and 1996, pledged assets were as follows:

                                                                                                         December 31,
                                                                                                 ----------------------------
                                                                                                                    1996
                    Assets                         Related secured liabilities                      1997          (Unaudited)
         ------------------------------      ---------------------------------------             ---------        -----------
         Time Deposits
           Restricted bank deposits          Short-term loans                                    $  3,063               -
           Restricted bank deposits          Documentary draft for export in customs                   31               -
           Restricted bank deposits          Long-term loans                                          -              40,709
         Machinery and equipment             Long-term loans                                       52,452            35,514
         Buildings                                                                                 33,779            40,090
                                                                                                  -------          --------
                                                                                                 $ 89,325           116,313
                                                                                                  =======          ========

(14)  Commitments
      -----------

      (a)   Operating lease
            ---------------

      The Company is leasing its plant site from the Science-Based Industrial Park Administration Bureau for a period of 20 years, expiring December 31, 2014. In accordance with the lease agreement, rental payments are subject

                                                               (Continued)

                          TAISIL ELECTRONIC MATERIALS CORPORATION

                              Notes to Financial Statements

      to adjustment as and when the government reappraises the land value. The current rent is NT$12,390 ($380) per year.

      Future minimum lease payments as of December 31, 1997, under the existing non-cancelable agreement are:

                      Years                            Minimum lease payments
                      -----                            ----------------------
                1998 through 2002                             $  1,900       ($380 annually)
                2003 through 2007                                1,900
                2008 through 2012                                1,900
                2013 through 2014                                  759
                                                               -------
                                                              $  6,459
                                                               =======

      (b)   Technical Service Agreement
            ---------------------------

            In accordance with a technical assistance agreement between the Company and MEMC, the Company is required to pay MEMC fixed payments and the timing of such payments is based on reaching certain milestones. As of December 31, 1997, the remaining balance of such payments to be paid under the agreement amounted to $2,500.

            In addition, the Company pays MEMC an annual royalty based on net sales and operating income.

      (c)   Purchase of equipment
            ---------------------

            As of December 31, 1997 and 1996, the Company had outstanding letters of credit amounting to approximately $3,242 and $7,636, respectively, and was committed to purchase equipment with a total estimated cost of $15,369 and $70,764, respectively.

      (d)   Syndicated term loan agreement
            ------------------------------

            The Company entered into certain syndication loan agreements with ABN AMRO Bank and seven other banks (the "Banks") for the Company's Phase I and II planned expansion. In accordance with the syndication loan agreements, the Banks granted credit facilities to the Company for the purchase of machinery and equipment. The commitment fee is charged at a certain rate per annum payable quarterly, based on the committed-to withdraw but unborrowed balance, if any. Commitment fees paid for the years ended December 31, 1997 and 1996 amounted to $44 and $46, respectively.

(15)  Reconciliation to United States Generally Accepted Accounting Principles
      ------------------------------------------------------------------------

      The Company's financial statements have been prepared in accordance with ROC GAAP. ROC GAAP vary in certain significant respects from US GAAP. Differences which have a significant effect on the Company's results of operations and stockholders' equity are as follows:

      (a)   Employee retirement benefits
            ----------------------------

            Under ROC GAAP, the pension expense recorded by the Company in connection with its defined benefit pension plan was based on the amount of the contributions made by the Company to the pension plan as required

                                                            (Continued)

                          TAISIL ELECTRONIC MATERIALS CORPORATION

                              Notes to Financial Statements

            by government regulations. Under US GAAP, the accumulated pension obligation and pension expense is determined on an actuarial basis, assuming the Company first adopted this policy at the beginning of 1996 since it was not feasible to apply the actuarial basis at an earlier period. The impact of this difference is not significant to the Company's determination of results of operations or stockholders' equity under US GAAP for the periods presented.

      (b)   Technology fee
            --------------

            Under ROC GAAP, the Company capitalizes and amortizes certain costs in connection with a technical assistance agreement entered into with a shareholder, MEMC. Under US GAAP, such payments are expensed as incurred or treated as a deemed dividend depending on the nature of the payment.

            Net loss:

                                                                                                       December 31,
                                                                                             ------------------------------
                                                                                                                   1996
                                                                                                1997            (Unaudited)
                                                                                             ----------          ----------
               Net loss as reported under ROC GAAP                                           $ (17,851)          (17,161)
               (a)  Amortization of capitalized technology fees                                  1,662               562
               (b)  Income tax effects resulting from capitalized technology fees                 (333)             (112)
                                                                                              --------          --------
               Net loss in accordance with US GAAP                                           $ (16,522)          (16,711)
                                                                                              ========          ========
               Basic loss per share                                                          $   (0.06)            (0.08)
                                                                                                  ====              ====
               Stockholders' equity:

                                                                                                       December 31,
                                                                                             ------------------------------
                                                                                                                   1996
                                                                                                1997            (Unaudited)
                                                                                             ----------          ----------
               Stockholders' equity as reported under ROC GAAP                               $  71,366            72,248
               (a)  Effect of capitalization technology fees, net of amortization               (5,076)           (6,738)
               (b)  Income tax effects resulting from capitalized technology fees                1,015             1,348
               Cumulative translation adjustment                                                   339               169
                                                                                              --------           -------
               Stockholders' equity in accordance with US GAAP                               $  67,644            67,027
                                                                                              ========           =======

(16)  Reclassifications
      -----------------
      Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation for comparison purposes. These reclassifications do not have a significant impact on the financial statements.