Form 10-Q
period 1998-03-31
MEMC ELECTRONIC MATERIALS INC
filed 1998-05-15
CIK 945436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------    ----------------------

Commission File Number:       1-13828
                              -------

                         MEMC ELECTRONIC MATERIALS, INC.
                         -------------------------------
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

          Common Stock outstanding at March 31, 1998: 40,511,164 shares

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                   MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited; Dollars in thousands, except share data)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                         1998          1997
                                                                                         ----          ----
Net sales                                                                               $235,243       $222,284
Cost of goods sold                                                                       211,475        194,215
                                                                                         -------        -------
       Gross margin                                                                       23,768         28,069
Operating expenses:
     Marketing and administration                                                         18,430         17,981
     Research and development                                                             20,103         13,407
     Restructuring costs                                                                   8,026              -
                                                                                         -------        -------
       Operating loss                                                                    (22,791)        (3,319)
                                                                                         -------        -------
Nonoperating (income) expense:
     Interest expense                                                                      8,278              -
     Interest income                                                                        (503)          (593)
     Royalty income                                                                       (1,101)        (2,087)
     Other, net                                                                            1,591          1,707
                                                                                         -------        -------
       Total nonoperating (income) expense                                                 8,265           (973)
                                                                                         -------        -------
       Loss before income taxes, equity
         in loss of joint ventures and
         minority interests                                                              (31,056)        (2,346)
Income taxes                                                                             (10,559)        (1,009)
                                                                                         -------        -------
       Loss before equity in loss of joint
         ventures and minority interests                                                 (20,497)        (1,337)
Equity in loss of joint ventures                                                         (10,088)        (1,773)
Minority interests                                                                         1,280            333
                                                                                         -------        -------
       Net loss                                                                        $ (29,305)      $ (2,777)
                                                                                        ========        =======

Basic loss per share                                                                   $   (0.72)      $  (0.07)
Diluted loss per share                                                                 $   (0.72)      $  (0.07)
                                                                                            =====          =====

Weighted average shares used in computing basic
     loss per share                                                                   40,898,246     41,336,126
Weighted average shares used in computing diluted
     loss per share                                                                   40,898,246     41,336,126
                                                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                                           CONSOLIDATED BALANCE SHEETS
                                   (Dollars in thousands, except share data)

                                                                               (Unaudited)
                                                                                March 31,           December 31,
                                                                                   1998                 1997
                                                                                  ----                 ----
ASSETS
Current assets:
    Cash and cash equivalents                                                    $  16,978            $   30,053
    Accounts receivable, less allowance for doubtful accounts of
      $2,218 and $3,473 in 1998 and 1997, respectively                             150,239               154,702
    Income taxes receivable                                                          8,845                14,382
    Inventories                                                                    146,828               141,447
    Prepaid and other current assets                                                39,895                36,391
                                                                                ----------             ---------
       Total current assets                                                        362,785               376,975
Property, plant and equipment, net of accumulated depreciation of
    $492,669 and $465,384 in 1998 and 1997, respectively                         1,204,238             1,200,827
Investment in joint ventures                                                        96,966                95,307
Excess of cost over net assets acquired, net of accumulated amortization
    of $4,096 and $3,752 in 1998 and 1997, respectively                             49,428                49,772
Other assets                                                                        69,147                54,277
                                                                                ----------             ---------
       Total assets                                                             $1,782,564            $1,777,158
                                                                                 =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current portion of long-term debt                 $  108,508            $  122,476
    Accounts payable                                                               108,674               146,172
    Accrued liabilities                                                             61,474                48,611
    Accrued wages and salaries                                                      24,706                21,267
                                                                                ----------             ---------
       Total current liabilities                                                   303,362               338,526
Long-term debt, less current portion                                               597,630               510,038
Pension and similar liabilities                                                     77,555                76,837
Customer deposits                                                                   68,122                67,141
Other liabilities                                                                   26,829                26,901
                                                                                ----------             ---------
       Total liabilities                                                         1,073,498             1,019,443
                                                                                ----------             ---------

Minority interests                                                                  57,947                59,227
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 50,000,000 shares authorized, none
     issued or outstanding in 1998 or 1997                                             -                     -
   Common stock, $.01 par value, 200,000,000 shares authorized,
     41,440,369 issued and outstanding in 1998 and 1997                                414                   414
   Additional paid-in capital                                                      574,317               574,317
   Retained earnings                                                               135,091               164,396
   Accumulated other comprehensive loss                                            (41,312)              (38,887)
   Unearned restricted stock awards                                                   (371)                 (424)
   Treasury stock, at cost: 929,205 and 36,205 shares in 1998 and
     1997, respectively                                                            (17,020)               (1,328)
                                                                                ----------             ---------
       Total stockholders' equity                                                  651,119               698,488
                                                                                ----------             ---------
       Total liabilities and stockholders' equity                               $1,782,564            $1,777,158
                                                                                 =========             =========

See accompanying notes to consolidated financial statements.

                                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited; Dollars in thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   1998                 1997
                                                                                   ----                 ----
Cash flows from operating activities:
    Net loss                                                                      $(29,305)             $ (2,777)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
          Depreciation and amortization                                             38,448                26,422
          Minority interests                                                        (1,280)                 (333)
          Equity in loss of joint ventures                                          10,088                 1,773
          Working capital and other                                                (32,634)              (35,331)
                                                                                   -------               -------
           Net cash used in operating activities                                   (14,683)              (10,246)
                                                                                   -------               -------
Cash flows from investing activities:
    Capital expenditures                                                           (49,330)              (98,221)
    Proceeds from sale of property, plant and equipment                              2,916                     -
    Equity infusions in joint ventures                                             (11,747)                    -
    Dividend received from unconsolidated joint venture                                  -                11,262
    Other                                                                              550                (1,029)
                                                                                   -------               -------
           Net cash used in investing activities                                   (57,611)              (87,988)
                                                                                   -------               -------
Cash flows from financing activities:
    Net short-term borrowings                                                      (13,778)                 (599)
    Proceeds from issuance of long-term debt                                        89,100                87,930
    Principal payments on long-term debt                                              (495)                 (531)
    Repurchase of common stock                                                     (15,692)                    -
                                                                                   -------               -------
           Net cash provided by financing activities                                59,135                86,800
                                                                                   -------               -------
Effect of exchange rate changes on cash and cash equivalents                            84                  (535)
                                                                                   -------               -------
           Net decrease in cash and cash equivalents                               (13,075)              (11,969)
Cash and cash equivalents at beginning of period                                    30,053                35,096
                                                                                   -------               -------
Cash and cash equivalents at end of period                                        $ 16,978              $ 23,127
                                                                                   =======               =======

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

(1)  Basis of Presentation
     The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)  Loss per share
     Basic and diluted loss per share for the three month periods ended March 31, 1998 and 1997 were calculated based upon the weighted average shares outstanding during each respective period. The following options to purchase the Company's common stock were outstanding as of March 31, 1998 but were not included in the computation of diluted loss per share for the first quarter of 1998:

             Range of                                      Number Outstanding
          Exercise Prices                                   at March 31, 1998
          ---------------                                  ------------------
          $15.25-22.50                                           975,650
           24.00-29.00                                           710,615
           32.63-49.50                                           125,700
                                                               ---------
                                                               1,811,965
                                                               =========

(3)  Inventories
     Inventories consist of the following:
                                                  March 31,         December 31,
                                                    1998               1997
                                                    ----               ----
     Raw materials and supplies                  $ 70,420           $ 65,369
     Goods in process                              36,647             37,996
     Finished goods                                39,761             38,082
                                                  -------            -------
                                                 $146,828           $141,447
                                                  =======            =======

(4)  Comprehensive Income
     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. All comparative information has been reclassified to conform to the current year presentation.

     Comprehensive loss for the three-month periods ended March 31, 1998 and 1997 was $31,729 and $17,603, respectively. The Company's comprehensive loss is impacted only by foreign currency translation adjustments.

(5)  Restructuring Costs
     During the first quarter of 1998, the Company initiated a voluntary separation program for substantially all hourly and salaried employees in the United States. Approximately 400 employees have elected to participate in this program, resulting in an $8.0 million charge to operations for the three months ended March 31, 1998 that is classified in accrued liabilities. Those employees who are 50 or over have until May 15, 1998 to decide whether to participate in the program. As a result, the Company anticipates an additional charge will be taken in the 1998 second quarter based upon the level of employee participation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales increased 5.8% to $235.2 million for the three months ended March 31, 1998, from $222.3 million for the three months ended March 31, 1997. Product volume increased 15.7% in the 1998 first quarter over the year ago period, led by eight inch product volume increases of 57.6%, and offset only by a decline in four inch wafer volume. On a geographic basis, product volumes increased in all regions of the world compared to the first quarter of 1997. These increases are indicative of the general recovery in product volumes that has occurred since the silicon wafer downturn began in the third quarter of 1996, and our customers' transition to and preference for larger diameter silicon wafers.

As compared to the fourth quarter of 1997, however, sales declined by 9.0%, due to lower volumes and prices, offset by more favorable product mix. The sales decline was led by North America, followed by Japan and Asia Pacific, while Europe was relatively flat. On a product volume basis, all wafer diameters saw a decrease in volume as compared to the 1997 fourth quarter.

The Company now anticipates that the current soft market conditions will continue into the second quarter of 1998, and that silicon wafer prices will continue to decline. As a result, the Company expects to report a net loss in the 1998 second quarter.

Gross Margin. Gross margin declined from 12.6% in the first quarter of 1997 to 10.1% for the first quarter of 1998. The decline in gross margin is primarily attributable to continuing pressure on prices, especially for advanced large diameter wafers, partially offset by improved product mix and utilization of eight inch facilities that were in start-up in 1997. Advanced large diameter and epitaxial products represented 43.6% and 35.2% of product volume for the three months ended March 31, 1998 and 1997, respectively.

Research and Development. Research and development costs rose 49.9% to $20.1 million for the three months ended March 31, 1998, as compared to $13.4 million for the year-ago period. As a percentage of net sales, research and development costs were 8.6% and 6.0% of net sales for the first quarter of 1998 and 1997, respectively. The increase is primarily due to increased investments in the Company's 12 inch wafer development program.

Restructuring Costs. The Company initiated a voluntary separation program for the hourly and salaried workforce in the United States during the first quarter of 1998. As of March 31, 1998, approximately 400 employees have elected to participate, resulting in an $8.0 million charge to operations. Those employees who are 50 or over have until May 15, 1998 to decide whether to participate in the program. The Company anticipates that a charge will be taken in the second quarter of 1998 similar to that of the 1998 first quarter; however, the amount of the charge is ultimately based upon the level of employee participation.

Interest Expense. Interest expense totaled $8.3 million for the 1998 first quarter, while no interest was recorded in the first quarter of 1997. The increase in interest expense is due to the rise in outstanding debt and the completion of capital projects for which interest costs could no longer be capitalized.

Income Taxes. The effective income tax rate was 34.0% for the first quarter of 1998, as compared to 43.0% for the first quarter of 1997. Changes in the Company's effective tax rate continue to be driven primarily by changes in the composition of worldwide pretax income.

Equity in Loss of Joint Ventures. Equity in loss of joint ventures rose $8.3 million to a loss of $10.1 million for the three months ended March 31, 1998 compared to the year ago period. Equity in income of joint ventures was $12.7 million for the fourth quarter of 1997.

The loss in the first quarter of 1998 was primarily the result of foreign currency transaction losses on Korean won exposure at PHC, only partially offset by a small foreign currency transaction gain on New Taiwan dollar exposure at Taisil. The Company's share of net foreign currency transaction losses in the first quarter of 1998 was $7.4 million, compared to a gain of $6.1 million for the fourth quarter of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Excluding the impact of any net foreign currency transaction gains or losses, PHC would have contributed income of $1.5 million in the 1998 first quarter, compared to income of $6.3 million in the 1997 fourth quarter. Taisil would have incurred a loss of $4.2 million for the first quarter of 1998, compared to a loss of $1.0 million in the fourth quarter of 1997. Taisil also recorded a positive tax adjustment associated with certain tax elections amounting to $1.3 million in the 1997 fourth quarter. The decline in operating results for both entities is attributable to lower volumes and pricing in the first quarter of 1998.

Liquidity and Capital Resources. At March 31, 1998, the Company had cash and cash equivalents of $17.0 million. The Company's borrowings against its $887.3 million of credit facilities were $706.1 million at March 31, 1998. Outstanding borrowings increased $73.6 million from December 31, 1997 to March 31, 1998, the proceeds of which have been used to finance the Company's capital expenditures and working capital requirements. The Company's weighted-average borrowing rate was 6.1% at March 31, 1998.

A comparison of the components of the Company's financial condition follows (dollars in millions):

                                         March 31,         December 31,
                                           1998               1997
                                           ----               ----
Working capital                           $59.4              $38.4
Current ratio                             1.2 to 1           1.1 to 1
Stockholders' equity                      $651.1             $698.5
Total debt to total capitalization        49.9%              45.5%
                                          ====               ====

The Company's primary sources of liquidity historically have been cash flows from operating activities and borrowings from affiliates and, to a lesser extent, from third parties. The Company's principal uses of cash have been to support its operating activities, capital expenditures and equity infusions in joint ventures. The Company's capital expenditures and its recent operating performance have resulted in significant negative cash flow.

Cash flows used in operating activities were $14.7 million for the three months ended March 31, 1998 compared to $10.2 million of cash flows used for the comparable 1997 period. Operating cash flow was negatively impacted by the results of operations for the period, a decrease in accounts payable, increases in inventories and deferred taxes, offset mainly by non-cash items such as depreciation and equity in loss of joint ventures.

Cash flows used in investing activities for the three months ended March 31, 1998 included capital expenditures of $49.3 million which represents a $48.9 million reduction from the first three months of 1997. The Company had committed capital expenditures of $142.3 million as of March 31, 1998. Capital expenditures in 1998 primarily relate to equipping the 12 inch pilot line in St. Peters, Missouri, the 12 inch integrated development line in Utsunomiya, Japan and the polysilicon expansion at MEMC Pasadena. Given current market conditions, the Company anticipates that capital expenditures will be less than $250 million for fiscal year 1998.

Cash flows from financing activities decreased $27.7 million from the 1997 three-month period due to repayment of short-term borrowings, and the repurchase of 893,000 shares of the Company's common stock totaling $15.7 million during the first quarter of 1998. Proceeds from issuance of long-term debt were essentially flat with those of the 1997 first quarter.

The Company's liquidity is affected by many factors - some based on the normal, ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management currently believes that cash generated from operations, together with the liquidity provided by existing cash balances and anticipated borrowing capability will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next twelve months. There can be no assurance, however, that the terms of any such borrowings will be on terms equivalent to those in effect today.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Other. Given current market conditions in the silicon wafer and polysilicon industries, the non-binding letter of intent to form a granular polysilicon joint venture with Tokuyama Corporation and Marubeni Corporation was allowed to expire. Discussions continue, however, with respect to the possibility of long-term cooperation in operating the granular polysilicon business.

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
- except for the historical information contained herein, the matters discussed in this document regarding anticipated market conditions, wafer prices and the expected net loss for the 1998 second quarter, charge for the voluntary separation program in the 1998 second quarter, capital expenditures for 1998 and the Company's liquidity are forward looking statements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the demand for the Company's wafers, utilization of manufacturing capacity, demand for semiconductors generally, changes in the pricing environment, general economic conditions in Asia and specifically Korea, competitors' actions and other risks described in the Company's filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 1997.


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


                            MEMC Electronic Materials, Inc.


May 14, 1998                /s/ JAMES M. STOLZE
------------                -------------------------------
                            James M. Stolze
                            Executive Vice President and Chief Financial Officer
                            (on behalf of the registrant and as principal
                             financial and accounting officer)

                                  EXHIBIT INDEX


The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


     Exhibit
     Number     Exhibit
     ------     -------
     2          Omitted -- Inapplicable
     3-a        Omitted -- Inapplicable
     3-b        Omitted -- Inapplicable
     4          Omitted -- Inapplicable
     10         Omitted -- Inapplicable
     11         Omitted -- Inapplicable
     15         Omitted -- Inapplicable
     18         Omitted -- Inapplicable
     19         Omitted -- Inapplicable
     22         Omitted -- Inapplicable
     23         Omitted -- Inapplicable
     24         Omitted -- Inapplicable
     27         Financial Data Schedule (filed electronically with the SEC only)
     99         Omitted -- Inapplicable