Form 10-Q
period 1998-06-30
MEMC ELECTRONIC MATERIALS INC
filed 1998-08-13
CIK 945436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 1998

                                     or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number:    1-13828
                           _______


                         MEMC ELECTRONIC MATERIALS, INC.
                         _______________________________
             (Exact name of registrant as specified in its charter)

             Delaware                                     56-1505767
________________________________________________________________________________
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

501 Pearl Drive (City of O'Fallon)        St. Peters, Missouri             63376
________________________________________________________________________________
(Address of principal executive offices)                              (Zip Code)

                                 (314) 279-5500
________________________________________________________________________________
              (Registrant's telephone number, including area code)

________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report.)

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

          Common Stock outstanding at July 31, 1998: 40,511,164 shares

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; Dollars in thousands, except share data)


                                                                      Three Months Ended                  Six Months Ended
                                                                           June 30,                           June 30,
                                                                     1998           1997                1998            1997
                                                                     ----           ----                ----            ----

Net sales                                                         $  202,153      $ 245,780         $  437,396      $ 468,064
Cost of goods sold                                                   205,965        214,948            417,440        409,163
                                                                     -------        -------           --------        -------
       Gross margin                                                   (3,812)        30,832             19,956         58,901
Operating expenses:
     Marketing and administration                                     18,940         16,878             37,370         34,859
     Research and development                                         17,664         15,769             37,767         29,176
     Restructuring costs                                             131,428              -            139,454              -
                                                                     -------        -------           --------       --------
       Operating loss                                               (171,844)        (1,815)          (194,635)        (5,134)
                                                                    --------        -------           --------       --------
Nonoperating (income) expense:
     Interest expense                                                  8,986          1,256             17,264          1,256
     Interest income                                                    (376)          (190)              (879)          (783)
     Royalty income                                                   (1,423)        (2,205)            (2,524)        (4,292)
     Other, net                                                        1,609         (8,248)             3,200         (6,541)
                                                                    --------        --------          --------       --------
       Total nonoperating (income) expense                             8,796         (9,387)            17,061        (10,360)
                                                                    ---------       --------          --------       --------
       Earnings (loss) before income taxes, equity
         in loss of joint ventures and
         minority interests                                         (180,640)         7,572           (211,696)         5,226
Income taxes                                                         (36,935)         3,257            (47,494)         2,248
                                                                    --------        -------           --------       --------
       Earnings (loss) before equity in loss of joint
         ventures and minority interests                            (143,705)         4,315           (164,202)         2,978
Equity in loss of joint ventures                                      (5,303)        (1,671)           (15,391)        (3,444)
Minority interests                                                     1,920          1,109              3,200          1,442
                                                                    --------        -------           --------       --------
       Net earnings (loss)                                        $ (147,088)      $  3,753         $ (176,393)     $     976
                                                                    ========        =======           =========      ========

Basic earnings (loss) per share                                   $    (3.63)      $   0.09         $    (4.33)     $    0.02
Diluted earnings (loss) per share                                 $    (3.63)      $   0.09         $    (4.33)     $    0.02
                                                                       ======          ====              ======          ====

Weighted average shares used in computing basic
     earnings (loss) per share                                    40,511,164     41,338,426         40,703,636     41,409,163
Weighted average shares used in computing diluted
     earnings (loss) per share                                    40,511,164     41,524,290         40,703,636     41,556,378
                                                                  ==========     ==========         ==========     ==========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                               (Unaudited)
                                                                                 June 30,           December 31,
                                                                                   1998                 1997
                                                                                ----------          ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                 $     16,777         $      30,053
    Accounts receivable, less allowance for doubtful accounts of
      $2,300 and $3,473 in 1998 and 1997, respectively                             132,602               154,702
    Income taxes receivable                                                          7,634                14,382
    Inventories                                                                    134,971               141,447
    Prepaid and other current assets                                                38,008                36,391
                                                                                 ---------             ---------
       Total current assets                                                        329,992               376,975
Property, plant and equipment, net of accumulated depreciation of
    $483,377 and $465,384 in 1998 and 1997, respectively                         1,154,887             1,200,827
Investment in joint ventures                                                        91,663                95,307
Excess of cost over net assets acquired, net of accumulated amortization
     of $4,440 and $3,752 in 1998 and 1997, respectively                            49,084                49,772
Other assets                                                                       112,186                54,277
                                                                                 ---------             ---------
       Total assets                                                           $  1,737,812         $   1,777,158
                                                                                 =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current portion of long-term debt               $    109,154         $     122,476
    Accounts payable                                                                93,018               146,172
    Provision for restructuring costs                                               54,192                     -
    Accrued liabilities                                                             57,187                48,611
    Accrued wages and salaries                                                      18,567                21,267
                                                                                 ---------             ---------
       Total current liabilities                                                   332,118               338,526
Long-term debt, less current portion                                               669,880               510,038
Pension and similar liabilities                                                     83,119                76,837
Customer deposits                                                                   68,122                67,141
Other liabilities                                                                   27,024                26,901
                                                                                 ---------             ---------
       Total liabilities                                                         1,180,263             1,019,443
                                                                                 ---------             ---------

Minority interests                                                                  56,027                59,227
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 50,000,000 shares authorized, none
       issued or outstanding in 1998 or 1997                                             -                     -
   Common stock, $.01 par value, 200,000,000 shares authorized,
       41,440,369 issued and outstanding in 1998 and 1997                              414                   414
   Additional paid-in capital                                                      574,317               574,317
   Retained earnings (accumulated deficit)                                         (11,997)              164,396
   Accumulated other comprehensive loss                                            (43,874)              (38,887)
   Unearned restricted stock awards                                                   (318)                 (424)
   Treasury stock, at cost: 929,205 and 36,205 shares in 1998 and
       1997, respectively                                                          (17,020)               (1,328)
                                                                                 ---------             ---------
       Total stockholders' equity                                                  501,522               698,488
                                                                                 ---------             ---------
       Total liabilities and stockholders' equity                             $  1,737,812          $  1,777,158
                                                                                 =========             =========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited; Dollars in thousands)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                   1998                 1997
                                                                                   ----                 ----
Cash flows from operating activities:
    Net earnings (loss)                                                         $ (176,393)           $      976
    Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
          Depreciation and amortization                                             78,384                56,588
          Restructuring costs                                                      114,800                     -
          Minority interests                                                        (3,200)               (1,442)
          Equity in loss of joint ventures                                          15,391                 3,444
          Loss (gain) on sale of property, plant and equipment                          34                (6,831)
          Working capital and other                                                (66,429)              (55,643)
                                                                                  --------              --------
           Net cash used in operating activities                                   (37,413)               (2,908)
                                                                                  --------              --------
Cash flows from investing activities:
    Capital expenditures                                                          (107,939)             (175,105)
    Proceeds from sale of property, plant and equipment                              3,043                12,284
    Equity infusions in joint ventures                                             (11,747)                    -
    Dividend received from unconsolidated joint venture                                  -                11,262
    Other                                                                             (398)                  809
                                                                                  --------              --------
           Net cash used in investing activities                                  (117,041)             (150,750)
                                                                                  --------              --------
Cash flows from financing activities:
    Net short-term borrowings                                                       (3,726)               40,509
    Proceeds from issuance of long-term debt                                       170,404               103,347
    Principal payments on long-term debt                                            (9,715)               (1,368)
    Stock options exercised                                                              -                   156
    Repurchase of common stock                                                     (15,692)                    -
                                                                                  --------              --------
           Net cash provided by financing activities                               141,271               142,644
                                                                                  --------              --------
Effect of exchange rate changes on cash and cash equivalents                           (93)                 (213)
                                                                                  --------              --------
           Net decrease in cash and cash equivalents                               (13,276)              (11,227)
Cash and cash equivalents at beginning of period                                    30,053                35,096
                                                                                  --------              --------
Cash and cash equivalents at end of period                                      $   16,777            $   23,869
                                                                                  ========              ========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

(1)  Basis of Presentation
     The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. Operating results for the three and six-month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)  Restructuring Costs
     During the second quarter of 1998, the Company decided to close its small diameter wafer facility in Spartanburg, South Carolina and to withdraw from the Company's joint venture participation in the small diameter wafer operations in China. In order to gain production efficiencies, semiconductor manufacturers have increased their use of large diameter manufacturing lines in preference to small diameter lines. In addition, a number of semiconductor manufacturers recently have undertaken restructuring initiatives focused on permanently eliminating small diameter lines. The combination of these developments in the industry led the Company to conclude that its small diameter wafer capacity would exceed demand even after the semiconductor market begins to recover. Therefore, the decisions concerning Spartanburg and the China joint venture were made.

     The Company also decided to forego construction of a new eight inch wafer facility in Malaysia. This decision is based upon industry overcapacity and the resultant price erosion for eight inch wafers.

     The Company recorded a charge to operations during the second quarter of $114,800 (of which $78,100 is non-cash) related to the above actions, comprised of the following:

                  Asset impairment/write-off          $ 78,100
                  Dismantling costs                     24,500
                  Personnel costs                       12,200
                                                       -------
                                                      $114,800
                                                       =======

     The assets for which an impairment loss has been recorded, or which have been written off entirely, are primarily property, plant and equipment that cannot be sold or used at other Company manufacturing facilities. Accordingly, these assets have been written down to net realizable value. Additionally, the Company wrote off architectural design and site preparation fees and costs incurred to develop a computer integrated manufacturing system for the Malaysian site that do not have applicability elsewhere within the Company.

     The provision for dismantling costs relates to the Spartanburg production facility and includes estimates for the removal of production equipment, dismantling of the facility, collection and disposal of process chemicals, decontamination of manufacturing equipment, shutdown of the wastewater treatment facility, freight and scrapping charges.

     Personnel costs represent the expected cost of involuntary terminations for approximately 900 hourly and salaried employees whom the Company does not expect to relocate elsewhere within the organization.

     In addition to the restructuring activities discussed above, the Company recorded a $16,600 charge to complete the voluntary separation program for approximately 600 hourly and salaried U.S. employees that began in the first quarter of 1998. Substantially all this amount was paid to employees as of June 30, 1998. The total charge to operations for this program was $24,600, which includes an $8,000 provision made during the first quarter of 1998.

     These restructuring activities are expected to be implemented over the next 12 months. During this time the Company will transfer the small diameter production activities of the Spartanburg facility to other existing Company locations. Estimated pre-tax savings as a result of these restructuring activities and the voluntary separation plan are $60,000 on an annualized basis. One-half of the estimated savings will begin in the third quarter of 1998 through reduced personnel costs as a result of the voluntary separation program. The remainder of the annualized savings relates to personnel costs and manufacturing costs, such as depreciation, manufacturing supplies and utilities. The time frame for achieving these savings will depend upon such factors as the transfer of Spartanburg-based customer orders to other wafer facilities within the Company and the willingness of these customers to re-qualify at other sites, but these savings will begin in the third quarter of 1998.

 (3) Earnings (loss) per share
     The numerator for basic and diluted earnings (loss) per share calculation is net earnings (loss) for all periods presented. The denominator for the basic and diluted earnings (loss) per share calculation for the three and six-month periods ended June 30, 1998 are the same (the weighted average shares outstanding for each respective period) due to the net loss incurred during each period. A reconciliation of weighted average shares for the basic and diluted earnings (loss) per share calculation for the three and six-month periods ended June 30, 1997 are as follows:

                                                 Three Months       Six Months
                                                Ended June 30,    Ended June 30,
                                                     1997              1997
                                                     ----              ----
      Weighed average shares used
         for basic earnings (loss) per
         share                                    41,338,426        41,409,163
      Effect of dilutive securities:
         Restricted stock                             64,000            64,000
         Stock options                               121,864            83,215
                                                  ----------        ----------
      Weighted average shares used
         for dilutive earnings (loss)
         per share                                41,524,290        41,556,378
                                                  ==========        ==========

     The following options to purchase the Company's common stock were outstanding as of June 30, 1998 but were not included in the computation of diluted loss per share for the three and six month periods ended June 30, 1998:

                    Range of                               Number Outstanding
                 Exercise Prices                            at June 30, 1998
                 ---------------                           ------------------
                 $15.00-22.50                                    990,000
                  24.00-29.00                                    661,564
                  32.63-49.50                                    124,100
                                                                 -------
                                                               1,775,664
                                                               =========

(4)  Inventories
     Inventories consist of the following:
                                                   June 30,         December 31,
                                                     1998              1997
                                                     ----              ----
      Raw materials and supplies                 $   69,465          $   65,369
      Goods in process                               30,892              37,996
      Finished goods                                 34,614              38,082
                                                   --------            --------
                                                 $  134,971          $  141,447
                                                    =======             =======

(5)  Comprehensive Income
     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. All comparative information has been reclassified to conform to the current year presentation.

     Comprehensive loss for the three and six-month periods ended June 30, 1998 was $149,650 and $181,380, respectively. For the three and six-month periods ended June 30, 1997, the Company had comprehensive income of $6,993 and a comprehensive loss of $10,610, respectively. The Company's comprehensive loss is impacted only by foreign currency translation adjustments.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales decreased 17.8% to $202.2 million for the three months ended June 30, 1998, from $245.8 million for the three months ended June 30, 1997. Product volume declined 5.5% in the 1998 second quarter over the year ago period due to weakening demand for smaller diameter wafers, partially offset by a 23.8% increase in eight inch product volume. On a geographic basis, product volumes decreased most significantly in the United States, followed by the Asia Pacific region, while Japan was essentially flat and Europe experienced strong volume growth compared to the second quarter of 1997.

Net sales for the six month period ended June 30, 1998 decreased 6.6% to $437.4 million from $468.1 million for the comparable period. Product volume increased 4.4% for the first half of 1998 over the year-ago period, led by a 38.4% increase in eight inch volume, partially offset by volume declines in all smaller diameter wafers. Volume increases by geographic region were highest in Europe, followed by Japan. Sales to the Asia Pacific region were flat, and were slightly lower in the United States.

Excess capacity in the semiconductor industry, particularly DRAMs, continuing problems and weakness in the Asian and Japanese economies, and lower than expected PC sales have caused product volumes in the silicon wafer industry to decline over the past two quarters. These factors, in addition to excess capacity in the silicon wafer industry, have caused average selling prices to decline significantly since the beginning of 1997. As the Company believes these industry conditions are likely to persist in the near term, the Company anticipates that product volumes and pricing will continue to weaken in the 1998 third quarter, and that the Company's significant excess capacity will persist through 1999.

Gross Margin. Gross margin declined from 12.5% in the second quarter of 1997 to a negative 1.9% for the second quarter of 1998. The decline in gross margin is primarily attributable to continuing pressure on prices, especially for advanced large diameter wafers, and lower product volume. For the six months ended June 30, 1998, gross margin was 4.6%, as compared to 12.6 % for the year-ago period. The decline in gross margin for the first six months of 1998 is also attributable to falling prices, partially offset by an increase in eight inch product volume and improved product mix.

Advanced large diameter and epitaxial products represented 45% and 39% of product volume for the three months ended June 30, 1998 and 1997, respectively. The increase in eight inch product volume is a result of the Company's customers running larger diameter production lines in preference to smaller diameter lines in order to gain production efficiencies during the semiconductor industry downturn.

Marketing and Administration. Marketing and administration costs were $18.9 million for the second quarter of 1998, a 12.2% increase over the second quarter of 1997. For the six month period, marketing and administration costs increased $2.5 million, or 7.2%, over the same period in 1997. The increase in marketing and administration costs for both the three and six-month periods is due primarily to expenses associated with redesign of the Company's business systems as part of a worldwide SAP implementation that began in 1998.

Research and Development. Research and development costs rose 12.0% to $17.7 million for the three months ended June 30, 1998, as compared to $15.8 million for the year-ago period. Research and development costs increased 29.4% to $37.8 million for the six-month period as compared to the year-ago period. The increase is due to continuing investments in the Company's 12 inch wafer development program. The expenses for this program are anticipated to rise as a result of depreciation associated with the installation of equipment and start-up of the Company's 12 inch integrated development line in Utsunomiya, Japan.

Restructuring Costs. Because of developments in the semiconductor industry, including the increased use of large diameter lines by manufacturers and the focus on permanent elimination by some manufacturers of small wafer diameter lines, during the second quarter of 1998 the Company decided to close its small diameter wafer facility in Spartanburg, South Carolina and to withdraw from the Company's joint venture participation in the small diameter wafer operations in China. These decisions were made principally because of the Company's determination that even after the semiconductor market begins to recover, the Company will have excess small diameter wafer capacity in light of industry developments. In an effort to control further excess capacity of the Company's large diameter wafer facilities, the Company also decided in the second quarter to forego construction of a new eight inch wafer facility in Malaysia.

These actions resulted in a charge to operations during the second quarter of $114.8 million (of which $78.1 million is non-cash), comprised of $78.1 million for asset impairments, $24.5 million in dismantling costs and $12.2 million in personnel related costs. The assets for which an impairment loss has been recorded or which have been written off entirely are primarily property, plant and equipment which cannot be sold or used at other Company facilities. In addition, the Company wrote off architectural design and site preparation fees as well as costs incurred to develop a computer integrated manufacturing system for the Malaysian site. Personnel costs represent the expected cost of involuntary terminations for approximately 900 hourly and salaried employees whom the Company does not expect to relocate elsewhere within the organization. See Note 2, Notes to Consolidated Financial Statements, above.

Also in the second quarter of 1998, the Company recorded a $16.6 million charge to complete the voluntary separation program for approximately 600 hourly and salaried U.S. employees that began in the first quarter of 1998. The total charge to operations for this program was $24.6 million, which includes an $8.0 million provision made during the first quarter of 1998.

Management expects that the restructuring activities discussed above will be implemented over the next 12 months. During this time, the Company will transfer the small diameter production activities of the Spartanburg facility to other Company locations. Estimated pre-tax savings as a result of these restructuring activities and the voluntary separation plan are $60 million on an annualized basis. One-half of the estimated savings are expected to begin in the third quarter of 1998 through reduced personnel costs as a result of the voluntary separation program. The remainder of the annualized savings relates to personnel costs and manufacturing costs, such as depreciation, manufacturing supplies and utilities. The time frame for achieving these savings will depend upon such factors as the transfer of the Spartanburg-based customer orders to other wafer facilities within the Company and the willingness of these customers to re-qualify at other sites, but these savings will begin in the third quarter of 1998. The Company's ability to achieve the projected savings is in part dependent upon the accuracy of certain assumptions, including replacement of terminated employees and the cost of producing small diameter wafers at other facilities.

Interest Expense. Interest expense totaled $9.0 million and $17.3 million for the three and six-month periods ended June 30, 1998, respectively as compared to $1.3 million for each of the three and six-month periods of 1997. The increase in interest expense is due to the completion of capital projects for which interest costs could no longer be capitalized and increased borrowings.

Other, Net. Other, net decreased approximately $10 million for the three and six-month periods ended June 30, 1998 as compared to the same periods for 1997, primarily due to the sale of the Company's Santa Clara wafer facility in May 1997 that resulted in a pre-tax gain of $6.0 million.

Income Taxes. The effective income tax rate was 22.4% for the first six months of 1998, as compared to 43.0% for the same period of 1997. This fluctuation is the result of changes in the composition of worldwide pretax income, certain of the restructuring costs that are not deductible for tax purposes and non-deductible operating expenses at the Malaysian and Chinese joint ventures.

Equity in Loss of Joint Ventures. Equity in loss of joint ventures was $5.3 million in the second quarter of 1998, as compared to a loss of $1.7 million in the year-ago period. The loss in the second quarter of 1998 includes the write-off of certain deferred tax assets totaling $5.4 million at Taisil, the Taiwan joint venture, which are not anticipated to be utilized prior to the initiation of a tax holiday beginning in 2000. This write-off was almost equally offset by $5.2 million in foreign currency gains on Korean won exposure at PHC, the Korean joint venture, and New Taiwanese dollar exposure at Taisil. Excluding the write-off and currency gains, equity in loss of joint ventures would have been $5.1 million in the second quarter of 1998, reflecting lower volumes and prices at PHC, and lower prices at Taisil.

For the six months ended June 30, 1998, equity in loss of joint ventures was $15.4 million, a $11.9 million increase over the first six months of 1997. In addition to the deferred tax asset write-off discussed above, equity in loss of joint ventures includes $2.2 million in net currency losses for both joint ventures for the first half of 1998. Excluding the impact of currency and the deferred tax asset write-off, equity in loss of joint ventures would have been $7.8 million for the six months ended June 30, 1998. This decrease as compared to the year-ago period is due to the lower volumes and prices at PHC and Taisil.

Liquidity and Capital Resources. At June 30, 1998, the Company had cash and cash equivalents of $16.8 million. The Company's borrowings against its $936.1 million of credit facilities were $779.0 million at June 30, 1998. Outstanding borrowings increased $146.5 million from December 31, 1997 to June 30, 1998, the proceeds of which have been used to finance the Company's capital expenditures and working capital requirements. The Company's weighted-average borrowing rate was 6.0% at June 30, 1998.

A comparison of the components of the Company's financial condition follows (dollars in millions):

                                          June 30,         December 31,
                                            1998               1997
                                            ----               ----
Working capital                            $ (2.1)           $  38.4
Current ratio                             1.0 to 1           1.1 to 1
Stockholders' equity                      $ 501.5            $ 698.5
Total debt to total capitalization          58.3%              45.5%
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

Cash flows used in operating activities were $37.4 million for the six months ended June 30, 1998 compared to $2.9 million of cash flows used for the comparable 1997 period. Operating cash flow was negatively impacted by the results of operations for the period, a decrease in accounts payable due to lower capital expenditures than in the prior period, a non-cash increase in deferred taxes due to net operating loss carryforwards generated in 1998, partially offset by non-cash items such as the restructuring charge recorded during the 1998 second quarter, depreciation and equity in loss of joint ventures.

Cash flows used in investing activities for the six months ended June 30, 1998 included capital expenditures of $107.9 million, which represents a $67.2 million reduction from the first six months of 1997. The Company had committed capital expenditures of $95.8 million as of June 30, 1998. Capital expenditures for the first half of 1998 primarily relate to equipping the 12 inch pilot line in St. Peters, Missouri, the 12 inch integrated development line in Utsunomiya, Japan and the polysilicon expansion at MEMC Pasadena. Given current market conditions, the Company anticipates that capital expenditures will be approximately $220 million for fiscal year 1998.

Cash flows from financing activities were essentially flat as compared to the 1997 six-month period, although the 1998 period includes higher long-term and lower short-term borrowings than in 1997, and the repurchase of 893,000 shares of the Company's common stock totaling $15.7 million during the first quarter of 1998.

The Company's liquidity and cash flow are being negatively impacted by the Company's operating losses caused by excess capacity and declining prices, increasing research and development costs and interest expense, and capital expenditures. As a result, the Company could experience difficulty in obtaining additional credit facilities from unrelated third parties on terms acceptable to the Company. Management currently believes that cash generated from operations, together with the liquidity provided by existing cash balances and credit facilities will be insufficient to satisfy commitments for capital expenditures and other cash requirements for the next twelve months. Accordingly, the Company is discussing with its principal stockholder and related affiliates additional financing and the restructuring of existing credit facilities. Although there can be no assurance, management believes it can obtain sufficient financing to meet its cash requirements for the next 12 months.

Year 2000. Many computer systems experience problems handling dates beyond the year 1999. Many existing computer programs only use two digits to identify a year in the date field. Such systems and programs must be modified or replaced prior to January 1, 2000 in order to remain functional. The Company has undertaken a company-wide Year 2000 project, staffed with a diverse team of personnel representing all levels of the Company's operations and headed by the Company's Executive Vice President and Chief Financial Officer. The Company has also retained an outside consulting firm to assist in ensuring the proper project structure is put in place and that the requisite level of awareness of the Year 2000 issue is across all levels of the Company. These early phases of the project are complete, a project structure is in place and the Company has now entered the remediation, testing and implementation phases of the project. All sites are at different stages of completion. The goal of management is to have all systems and equipment Year 2000 ready by June 1999 and critical systems and process equipment ready by 1998 year end.

In addition, some Year 2000 exposures relate to the Company's suppliers and customers. The Company has identified its key suppliers and business partners and has sent out initial requests for information on their Year 2000 compliance status. The Company has dedicated resources to monitor these parties' progress as they address the Year 2000 issue. Additional requests will be sent, responses tracked and contingency plans developed as required to address potential failures of these parties to be Year 2000 ready.

Failure by the Company and/or the third parties with whom it does business to be prepared for and properly address the Year 2000 issue could have a material adverse effect on the Company and its ability to conduct business. The Company expects to implement successfully the systems and programming changes necessary to address the Year 2000 issue and does not believe the cost of such actions will have a material adverse effect on the Company, its results of operations or financial condition.

Recently  Issued  Accounting   Pronouncements.   In  June  1998,  the  Financial
Accounting  Standards Board issued Statement of Financial  Accounting  Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as assets or liabilities within the balance sheet, and requires both the derivatives and the underlying exposure to be recorded at fair value. Any gain or loss resulting from changes in fair value will be recorded as part of the results of operations, or as a component of comprehensive income or loss, depending upon the intended use of the derivative. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company has not yet determined the impact of this Statement.

This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning the manner, timing and estimated savings of restructuring activities and the voluntary separation program, transfer of Spartanburg-based small diameter production activities to other existing locations, product volume and pricing for the third quarter of 1998, excess capacity through 1999, increases in research and development expenses, capital expenditures for 1998, the Company's ability to secure financing in the future on terms acceptable to the Company, liquidity for the next twelve months and the successful implementation of Year 2000 initiatives. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as the demand for the Company's wafers, utilization of manufacturing capacity, demand for semiconductors generally, changes in the pricing environment, general economic conditions in Asia and Japan, competitors' actions, willingness of customers to re-qualify Spartanburg-based production at other Company locations, accuracy of assumptions regarding savings from restructuring activities, success of the Company's discussions with its principal stockholder and related affiliates concerning financing matters and other risks described in the Company's filings with the Securities and Exchange Commission, including the report on Form 10-K for the year ended December 31, 1997.


                          PART II -- OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 5, 1998. The directors listed in the Notice of Annual Meeting of Stockholders dated March 23, 1998 were elected to terms expiring in 2001, with voting for each as follows:

               Director                           For                 Withheld
               --------                           ---                 --------
        Dr. Erhard Meyer-Galow                 38,453,140              385,908
        Dr. Alfred Oberholz                    38,510,949              328,099
        Ludger Viefhues                        38,501,174              337,874

Messrs. von Horde, Maris, O'Brien, Smith and Mamsch and Dr. Gaul are the remaining board members who are expected to serve through the remainder of their respective terms. Dr. Gaul was appointed a director of the Company effective as of August 12, 1998 to serve a term expiring at the 2000 Annual Meeting of Stockholders.


Item 5.  Other Information

Under Section 9 of Article II of the Company's Bylaws, any shareholder proposal submitted with respect to the Company's 1999 Annual Meeting of Stockholders, which proposal is submitted outside the requirements of Rule 14a-8 under the Securities Exchange Act of 1934, will be considered untimely if notice thereof is received by the Company before February 4, 1999 or after March 6, 1999.


Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         See the Exhibit Index at page 13 of this report.

(b)      Reports on Form 8-K

         During the second quarter of 1998, the Company filed one current report on Form 8-K, dated April 14, 1998. The Form 8-K was filed to report, under Item 5, the Company's outlook for its financial results for the first and second quarters of 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MEMC Electronic Materials, Inc.


August 13, 1998          /s/ JAMES M. STOLZE
---------------          ------------------------------------------------
                         James M. Stolze
                         Executive Vice President and Chief Financial Officer
                         (on behalf of the registrant and as principal financial
                          and accounting officer)

                                  EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


  Exhibit
  Number      Exhibit
  -------     -------

  3(i)        Restated  Certificate  of  Incorporation  of  the  Company
                  (incorporated by reference to Exhibit 3-a of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  3(ii)       Restated By-laws of the Company (incorporated by reference to
                  Exhibit 3-b of the Company's  Form 10-Q for the Quarter
                  ended September 30, 1996)
  10-gg(1)    First Amendment to Credit Agreement effective as of July 1, 1998 between the Company and Huls AG
  10-ii(1)    Amendment to Loan Agreement effective March 4, 1998 between the
                  Company and Huls AG
  10-qqq      MEMC Electronic Materials, Inc. Special Incentive Plan Summary
  10-rrr      Special Incentive Bonus Agreement dated as of March 26, 1998 between the Company and Marcel Coinne
  10-sss      Special Incentive Bonus Agreement dated as of March 24, 1998 between the Company and Ralph D. Hartung
  10-ttt      Special Incentive Bonus Agreement dated as of March 31, 1998 between the Company and James M. Stolze
  10-uuu      Employment  Agreement  effective as of April 1, 1998 between the
                  Company and Klaus R. von Horde
  10-vvv      Letter  Agreement dated April 17, 1998 between the Company and
                  Dr.  Werner  Schmitz
  10-www      Agreement dated May 19, 1998 between the Company and Ralph D.
                  Hartung
  10-xxx      Loan Agreement dated as of June 30, 1998 between the Company and
                  Huls Corporation
  27          Financial  Data Schedule (filed electronically with the SEC only)