Form 10-Q
period 1998-09-30
MEMC ELECTRONIC MATERIALS INC
filed 1998-11-13
CIK 945436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 1-13828


                         MEMC ELECTRONIC MATERIALS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                               56-1505767
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (I. R. S. Employer
 incorporation or organization)                              Identification No.)

501 Pearl Drive (City of O'Fallon)          St. Peters, Missouri           63376
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)
                                 (314) 279-5500
                                 --------------
              (Registrant's telephone number, including area code)

                      -----------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

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

         Common Stock outstanding at October 31, 1998: 40,507,216 shares

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; Dollars in thousands, except share data)

                                                                      Three Months Ended                 Nine Months Ended
                                                                        September 30,                       September 30,
                                                                     1998           1997                1998            1997
                                                                     ----           ----                ----            ----
Net sales                                                         $  167,685      $ 260,026         $  605,081      $ 728,090
Cost of goods sold                                                   195,780        223,856            613,220        633,019
                                                                    --------        -------           --------        -------
       Gross margin                                                  (28,095)        36,170             (8,139)        95,071
Operating expenses:
     Marketing and administration                                     16,295         17,113             53,665         51,972
     Research and development                                         20,563         17,241             58,330         46,417
     Restructuring costs                                                   -              -            139,454              -
                                                                   ---------       --------           --------       --------
       Operating profit (loss)                                       (64,953)         1,816           (259,588)        (3,318)
                                                                   ---------       --------           --------       --------
Nonoperating (income) expense:
     Interest expense                                                 11,931          5,265             29,195          6,521
     Interest income                                                    (293)          (265)            (1,172)        (1,048)
     Royalty income                                                   (1,188)        (2,233)            (3,712)        (6,525)
     Other, net                                                          136           (755)             3,336         (7,296)
                                                                   ---------       --------           --------       --------
       Total nonoperating (income) expense                            10,586          2,012             27,647         (8,348)
                                                                   ---------       --------           --------       --------
       Earnings (loss) before income taxes, equity
         in loss of joint ventures and
         minority interests                                          (75,539)          (196)          (287,235)         5,030
Income taxes                                                         (17,642)           (85)           (65,136)         2,163
                                                                    --------       --------           --------       --------
       Earnings (loss) before equity in loss of joint
         ventures and minority interests                             (57,897)          (111)          (222,099)         2,867
Equity in loss of joint ventures                                     (11,454)        (6,033)           (26,845)        (9,477)
Minority interests                                                     5,807          1,883              9,007          3,325
                                                                    --------       --------           --------       --------
       Net loss                                                  $   (63,544)    $   (4,261)        $ (239,937)     $  (3,285)
                                                                    ========       ========           ========       ========

Basic loss per share                                             $     (1.57)    $    (0.10)        $    (5.90)     $   (0.08)
Diluted loss per share                                           $     (1.57)    $    (0.10)        $    (5.90)     $   (0.08)
                                                                       =====          =====              =====          =====

Weighted average shares used in computing basic
     loss per share                                               40,507,810     41,360,861         40,637,643     41,403,629
Weighted average shares used in computing diluted
     loss per share                                               40,507,810     41,360,861         40,637,643     41,403,629
                                                                  ==========     ==========         ==========     ==========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                               (Unaudited)
                                                                              September 30,         December 31,
                                                                                   1998                 1997
                                                                                   ----                 ----
ASSETS
Current assets:
    Cash and cash equivalents                                                $      33,529        $       30,053
    Accounts receivable, less allowance for doubtful accounts of
      $2,367 and $3,473 in 1998 and 1997, respectively                             115,957               154,702
    Income taxes receivable                                                         18,255                14,382
    Inventories                                                                    123,183               141,447
    Deferred tax assets, net                                                        22,210                13,206
    Prepaid and other current assets                                                27,479                23,185
                                                                               -----------           -----------
       Total current assets                                                        340,613               376,975
Property, plant and equipment, net of accumulated depreciation of
    $531,642 and $465,384 in 1998 and 1997, respectively                         1,162,021             1,200,827
Investment in joint ventures                                                        80,315                95,307
Excess of cost over net assets acquired, net of accumulated amortization
     of $4,784 and $3,752 in 1998 and 1997, respectively                            48,740                49,772
Other assets                                                                       115,319                54,277
                                                                               -----------           -----------
       Total assets                                                          $   1,747,008        $    1,777,158
                                                                               ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current portion of long-term debt              $     102,486        $      122,476
    Accounts payable                                                                99,840               146,172
    Provision for restructuring costs                                               41,886                     -
    Accrued liabilities                                                             57,191                48,611
    Accrued wages and salaries                                                      21,113                21,267
                                                                               -----------           -----------
       Total current liabilities                                                   322,516               338,526
Long-term debt, less current portion                                               718,428               510,038
Pension and similar liabilities                                                     91,078                76,837
Customer deposits                                                                   62,260                67,141
Other liabilities                                                                   43,993                26,901
                                                                               -----------           -----------
       Total liabilities                                                         1,238,275             1,019,443
                                                                               -----------           -----------

Minority interests                                                                  50,220                59,227
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 50,000,000 shares authorized, none
       issued or outstanding in 1998 or 1997                                             -                     -
   Common stock, $.01 par value, 200,000,000 shares authorized,
       41,436,421 and 41,440,369 issued and outstanding in 1998 and 1997               414                   414
   Additional paid-in capital                                                      574,317               574,317
   Retained earnings (accumulated deficit)                                         (75,541)              164,396
   Accumulated other comprehensive loss                                            (23,392)              (38,887)
   Unearned restricted stock awards                                                   (265)                 (424)
   Treasury stock, at cost: 929,205 and 36,205 shares in 1998 and 1997,
       respectively                                                                (17,020)               (1,328)
                                                                               -----------           -----------
       Total stockholders' equity                                                  458,513               698,488
                                                                               -----------           -----------
       Total liabilities and stockholders' equity                            $   1,747,008         $   1,777,158
                                                                               ===========           ===========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited; Dollars in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                   1998                 1997
                                                                                   ----                 ----
Cash flows from operating activities:
    Net loss                                                                    $ (239,937)         $   (3,285)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                            120,229              90,543
          Restructuring costs                                                      114,800                   -
          Minority interests                                                        (9,007)             (3,325)
          Equity in loss of joint ventures                                          26,845               9,477
          Loss (gain) on sale of property, plant and equipment                          82              (5,956)
          Working capital and other                                                (31,759)            (93,911)
                                                                                ----------            --------
           Net cash used in operating activities                                   (18,746)             (6,457)
                                                                                ----------            --------
Cash flows from investing activities:
    Capital expenditures                                                          (148,354)           (273,347)
    Proceeds from sale of property, plant and equipment                              5,242              16,497
    Equity infusions in joint ventures                                             (11,747)             (4,000)
    Dividend received from unconsolidated joint venture                                  -              11,263
    Other                                                                              351                 791
                                                                                ----------            --------
           Net cash used in investing activities                                  (154,508)           (248,796)
                                                                                ----------            --------
Cash flows from financing activities:
    Net short-term borrowings                                                      (13,753)             57,651
    Proceeds from issuance of long-term debt                                       217,560             188,781
    Principal payments on long-term debt                                           (11,668)            (10,096)
    Stock options exercised                                                              -                 334
    Repurchase of common stock                                                     (15,692)                  -
                                                                                ----------            --------
           Net cash provided by financing activities                               176,447             236,670
                                                                                ----------            --------
Effect of exchange rate changes on cash and cash equivalents                           283                (439)
                                                                                ----------            --------
           Net increase (decrease) in cash and cash equivalents                      3,476             (19,022)
Cash and cash equivalents at beginning of period                                    30,053              35,096
                                                                                ----------            --------
Cash and cash equivalents at end of period                                      $   33,529         $    16,074
                                                                                ==========            ========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

(1)  Basis of Presentation
     The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. Operating results for the three and nine-month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

(2)  Earnings (loss) per share
     The numerator for basic and diluted loss per share calculations is net loss for all periods presented. The denominator for the basic and diluted loss per share calculations for the three and nine-month periods ended September 30, 1998 and 1997 is the same (the weighted average shares outstanding for each respective period) due to the net loss incurred during each period.

     The following options to purchase the Company's common stock were outstanding as of September 30, 1998 but were not included in the computation of diluted loss per share for the three and nine-month periods ended September 30, 1998:

         Range of                                           Number Outstanding
     Exercise Prices                                       at September 30, 1998
     ---------------                                       ---------------------
      $  5.38-15.25                                                863,500
        22.50-29.00                                                799,952
        32.63-49.50                                                123,400
                                                                   -------
                                                                 1,786,852
                                                                 =========

(3)  Inventories
     Inventories consist of the following:

                                                September 30,       December 31,
                                                    1998               1997
                                                    ----               ----
      Raw materials and supplies                 $   63,352          $   65,369
      Goods in process                               30,493              37,996
      Finished goods                                 29,338              38,082
                                                   --------            --------
                                                 $  123,183          $  141,447
                                                    =======             =======

(4)  Debt Restructuring with VEBA AG and its Affiliates
     During September 1998, the Company received a three-year $100,000 revolving credit facility from VEBA AG, the parent of the Company's majority stockholder. This is in addition to a $50,000 credit facility from VEBA AG that was made available to the Company on June 30, 1998. VEBA AG and its affiliates agreed to extend until 2001 all of the Company's outstanding debt maturing prior to January 1, 2001(but only in the event the Company has used its best efforts to obtain replacement financing on equivalent terms).

     As part of this agreement, the Company agreed to increase the interest rates payable on the Company's outstanding debt with VEBA AG and its affiliates to reflect interest rate spreads applicable to an average industrial borrower at a specified credit rating. These higher rates, which are in part attributable to extended terms, will result in an increase in interest expense of approximately $15,000 per year based upon $679,640 of debt outstanding with VEBA AG and its affiliates as of September 30, 1998. Prior to this debt restructuring, interest rates on the U.S. dollar and Japanese yen based loans outstanding with VEBA AG and its affiliates ranged from 2.1% to 7.6%. As a result of this debt restructuring, these loans will now have interest rates ranging from 3.4% to 9.8%. Additionally, all outstanding debt with VEBA AG and its affiliates maturing prior to January 1, 2001 which is extended at maturity will be repriced based upon then-current interest rates applicable to an average industrial borrower at a specified credit rating.

     The Company also agreed to increase the annual commitment fee payable on the undrawn portion of these loans from 1/8 of one percent to 1/4 of one percent. Additionally, the Company agreed that it will not allow any encumbrances, such as mortgages and security interests, to be placed on its properties.

     The term loan agreements with VEBA AG and its affiliates provide that if VEBA AG and its affiliates own less than a majority of the outstanding MEMC common stock on or after January 1, 2001, then the interest rate the Company pays on its loans from VEBA AG and its affiliates will be the higher of: (1) the interest rate currently set forth in each such loan agreement; or (2) an interest rate determined as of the later of January 1, 2001 or the change of control date for an average industrial borrower at a specified credit rating based on the remaining term of each such loan agreement.

     In addition, in such an event the Company will become subject to certain affirmative covenants set forth in these loan agreements. These affirmative covenants include requirements that the Company maintain a minimum net worth and a minimum amount of working capital. The Company would also need to meet certain financial ratios, including a minimum fixed charge coverage ratio and minimum working capital ratio.

     If the Company had been subject to these covenants as of September 30, 1998, the Company would not have been in compliance with all of these covenants. If VEBA AG and its affiliates own less than a majority of MEMC's outstanding common stock at any time on or after January 1, 2001 and the Company is then not in compliance with all of these affirmative covenants, then the Company would be in default under these loan agreements.

(5)  Restructuring Costs
     During the second quarter of 1998, the Company decided to close its small diameter wafer facility in Spartanburg, South Carolina and to withdraw from the Company's joint venture in a small diameter wafer operation in China. These actions were taken because (1) a number of semiconductor manufacturers have been running their larger diameter manufacturing lines in preference to their small diameter lines in order to gain production efficiencies; (2) a number of semiconductor manufacturers recently have undertaken restructuring initiatives focused on permanently eliminating small diameter lines; and (3) management believes that small diameter wafer capacity will exceed demand even after the semiconductor industry begins to recover. The Company also decided to forego construction of a new eight-inch wafer facility at its joint venture in Malaysia. This decision was based upon current and anticipated excess capacity for eight-inch wafers and the significant price erosion that the Company has experienced for these wafers.

     The Company recorded a charge to operations of $114,800 (of which $78,100 is non-cash) related to the above actions. Restructuring activity since the provision for restructuring costs was recorded is as follows:

                                        Asset
                                     Impairment/     Dismantling       Personnel
                                      Write-off         Costs            Costs         Total

      Provision                      $  78,100       $  24,500         $  12,200      $  114,800
      Amount utilized                  (66,335)         (6,045)             (534)        (72,914)
                                      --------        --------          --------       ---------
      Balance at September 30, 1998  $  11,765       $  18,455         $  11,666      $   41,886
                                      ========        ========          ========       =========

     The assets for which an impairment loss has been recorded or which have or will be written-off are primarily property, plant and equipment that cannot be sold or used at other Company facilities. Accordingly, these assets have been written down to net realizable value. Additionally, the Company wrote-off architectural design and site preparation fees and costs incurred to develop a computer integrated manufacturing system for the Malaysian joint venture that do not have applicability elsewhere within the Company. The remaining asset impairment/write-off reserve at September 30, 1998 primarily relates to certain assets which will be written-off in conjunction with the withdrawal from the Company's joint venture in China and the winding down of the joint venture in Malaysia which are expected to be completed in the fourth quarter of 1998. Operating expenses are being treated as period costs.

     The provision for dismantling costs primarily relates to the Spartanburg facility and includes estimates for the dismantling of the facility, collection and disposal of process chemicals, decontamination of manufacturing equipment, modification of the wastewater treatment facility, freight and scrapping charges.

     Personnel costs represent the expected cost of involuntary terminations for approximately 900 hourly and salaried employees whom the Company does not expect to relocate elsewhere within the organization.

     In addition to the restructuring activities discussed above, the Company recorded a $24,600 charge for a voluntary separation program for approximately 600 hourly and salaried U.S. employees. Substantially all this amount was paid to employees as of June 30, 1998.

     These  restructuring  activities  are  expected to be completed by June 30,
     1999. During this time the Company will transfer the small diameter production activities of the Spartanburg facility to other existing Company facilities. Estimated pre-tax savings as a result of these restructuring activities and the voluntary separation program are $60,000 on an annualized basis. Approximately one-half of the estimated savings began to be realized in the third quarter of 1998 through reduced personnel costs as a result of the voluntary separation program. The remainder of the annualized savings relates to personnel costs and manufacturing costs, such as depreciation, manufacturing supplies and utilities. The time frame for achieving these savings will depend upon such factors as the transfer of Spartanburg-based customer orders to other facilities within the Company and the willingness of these customers to re-qualify other sites. The Company anticipates that this will be accomplished by March 31, 1999.

(6)  Option on MEMC Pasadena, Inc.
     In September 1998, the Company granted Tokuyama Corporation, Marubeni Corporation and Marubeni America Corporation an option to acquire a majority interest in MEMC Pasadena, Inc. Tokuyama is a Japanese polysilicon manufacturer and Marubeni is a Japanese trading company. MEMC Pasadena is the Company's granular polysilicon subsidiary (polysilicon is a raw material used in the manufacture of silicon wafers). In exchange for the option, Tokuyama and Marubeni made an option payment to the Company. The term of the option is two years, subject to a one-year extension at the option of Tokuyama and Marubeni. If Tokuyama and Marubeni exercise their option, the Company will then negotiate the terms and conditions (including price) of the exercise with them based on the market value of MEMC Pasadena at that time. The entire option payment will be applied toward the ultimate purchase price. If Tokuyama and Marubeni do not exercise their option, then the Company will return one-half of the option payment to them. During the term of the option, Tokuyama and Marubeni have a right of first refusal over any transfer of MEMC Pasadena's granular polysilicon business. In addition, for two years, the Company cannot solicit offers from third parties for this business. In connection with the option, Tokuyama will provide technical assistance to MEMC Pasadena for two years (unless the option is earlier terminated by Tokuyama and Marubeni) to help improve the quality of MEMC Pasadena's granular polysilicon product.

(7)  Comprehensive Earnings (Loss)
     Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the Company to disclose all non-owner changes included in equity but not included in net earnings (loss) in a financial statement that is displayed with the same prominence as other financial statements. Prior year amounts have been conformed to the current year presentation.

     Comprehensive loss for the three and nine-month periods ended September 30, 1998 was $43,062 and $224,442, respectively. For the three and nine-month periods ended September 30, 1997, the Company had a comprehensive loss of $11,362 and $21,972, respectively. The Company's comprehensive loss is impacted only by foreign currency translation adjustments.

(8)  Subsequent Event
     On October 22, 1998, the Company filed a registration statement with the Securities and Exchange Commission to raise approximately $94,000 in equity capital through a rights offering. The Company also entered into a purchase agreement with VEBA Corporation, the Company's 53.1% stockholder, pursuant to which VEBA Corporation agreed to purchase approximately $106,000 of MEMC's common stock in a private placement, subject to certain customary conditions.

     The private placement to VEBA Corporation is expected to close at about the same time the Securities and Exchange Commission declares effective the registration statement associated with the rights offering. The per share price of MEMC's common stock sold to VEBA Corporation is to be set at a weighted average trading price per share of MEMC's common stock during a period shortly before the date of the rights offering final prospectus.

     Under the rights offering, the Company plans to issue transferable rights to purchase additional shares of common stock to the Company's stockholders of record, other than VEBA Corporation. The rights offering would allow the Company's stockholders an opportunity to restore their proportionate ownership interest in the Company at the same price per share of common stock as paid by VEBA Corporation in the private placement. Rights holders who exercise their rights in full would also have the opportunity to subscribe for additional shares of common stock which are not purchased by other eligible rights holders. Pursuant to a standby agreement entered into by the Company and VEBA Corporation, VEBA Corporation has agreed to purchase all shares not subscribed for by rights holders in the rights offering, subject to certain customary conditions.

     No assurance can be given that the transactions contemplated by the purchase agreement and rights offering will be consummated. The registration statement relating to the rights offering has not yet become effective, and the rights offering will only be made by means of a prospectus. The securities may not be sold nor may any offers to buy be accepted before the registration statement becomes effective. The shares of common stock to be purchased by VEBA Corporation will not be registered under federal securities laws and may not be offered or sold without such registration or an applicable exemption. The Company has granted VEBA Corporation certain registration rights with respect to such shares.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales decreased 35.5% to $167.7 million for the three months ended September 30, 1998, from $260.0 million for the three months ended September 30, 1997. Product volume declined 26.2% in the 1998 third quarter compared to the year ago period due to weakening demand for smaller diameter wafers, partially offset by a 6.6% increase in eight-inch product volume. On a geographic basis, product volumes decreased most significantly in the United States followed by Asia Pacific, Japan and Europe. Asia Pacific experienced the largest percentage decline in volume.

Net sales for the nine-month period ended September 30, 1998 decreased 16.9% to $605.1 million from $728.1 million for the comparable period. Product volume decreased 6.7% for the first nine months of 1998 compared to the year-ago period due to weakening demand for smaller diameter wafers, partially offset by a 26.1% increase in eight-inch product volume. On a geographic basis, product volumes decreased most significantly in the United States followed by Asia Pacific, while Europe had a slight increase in volume and Japan was essentially flat. As a percentage of volume, Asia Pacific experienced the largest decline.

Excess capacity in the semiconductor industry continues to be exacerbated by weak economic conditions in the Asia Pacific and Japanese markets. These conditions have resulted in sequential quarterly declines in product volume for the silicon wafer industry. The Company anticipates that this year will be the first year since 1985 that silicon volume shipments will not increase year over year for the industry. While the Company believes that product volumes will continue to decline in the fourth quarter of 1998 in comparison to the 1998 third quarter, the rate of sequential quarterly decline appears to be slowing.

Excess capacity in the semiconductor and silicon wafer industries has caused average selling prices to decline significantly since the beginning of 1997. While the rate of price declines appears to be slowing, continued excess capacity in both of these industries will likely lead to continued price pressure, at least in the near term.

Gross Margin. Gross margin declined from 13.9% in the third quarter of 1997 to a negative 16.8% for the third quarter of 1998. The decline in gross margin is primarily attributable to significant declines in volume and prices, only partially offset by an improved product mix. For the nine months ended September 30, 1998, gross margin was a negative 1.3%, as compared to a positive 13.1 % for the year-ago period. The decline in gross margin for the first nine months of 1998 is also attributable to falling prices and declines in product volume, partially offset by improved product mix.

Advanced large diameter and epitaxial products represented 50% and 40% of product volume for the three months ended September 30, 1998 and 1997, respectively, and 46% and 38% of product volume for the respective nine-month periods. The increase in this ratio is indicative of the Company's customers utilizing eight-inch facilities in preference to their smaller diameter facilities in order to obtain the lowest cost per device.

Marketing and Administration. Marketing and administration costs were $16.3 million for the third quarter of 1998, a 4.8% decrease compared to the third quarter of 1997. This represents the lowest quarterly marketing and administration expenses in three years. For the nine-month period, marketing and administration expenses increased $1.7 million, or 3.3%, over the same period in 1997.

Research and Development. Research and development costs rose 19.3% to $20.6 million for the three months ended September 30, 1998, as compared to $17.2 million for the year-ago period. Research and development costs increased 25.7% to $58.3 million for the nine-month period as compared to $46.4 million for the year-ago period. The increase is due to continuing investments in the Company's 12-inch wafer development program and depreciation associated with capital expenditures made in its 12-inch pilot line in St. Peters, MO and 12-inch integrated development line in Utsunomiya, Japan.

Restructuring Costs. During the second quarter of 1998, the Company decided to close its small diameter wafer facility in Spartanburg, South Carolina and to withdraw from the Company's joint venture in a small diameter wafer operation in China. These actions were taken because (1) a number of semiconductor manufacturers have been running their larger diameter manufacturing lines in preference to their small diameter lines in order to gain production efficiencies; (2) a number of semiconductor manufacturers recently have undertaken restructuring initiatives focused on permanently eliminating small diameter lines; and (3) management believes that small diameter wafer capacity will exceed demand even after the semiconductor industry begins to recover. The Company also decided to forego construction of a new eight-inch wafer facility at its joint venture in Malaysia. This decision was based upon current and anticipated excess capacity for eight-inch wafers and the significant price erosion that the Company has experienced for these wafers.

These actions resulted in a charge to operations of $114.8 million (of which $78.1 million is non-cash), comprised of $78.1 million for asset impairments/write-offs, $24.5 million in dismantling costs and $12.2 million in personnel related costs. The assets for which an impairment loss has been recorded or which have or will be written-off are primarily property, plant and equipment which cannot be sold or used at other Company facilities. In addition, the Company wrote-off architectural design and site preparation fees as well as costs incurred to develop a computer integrated manufacturing system for the Malaysian joint venture. Personnel costs represent the expected cost of involuntary terminations for approximately 900 hourly and salaried employees whom the Company does not expect to relocate elsewhere within the organization. See Note 5 of Notes to Consolidated Financial Statements herein.

The Company also recorded a $24.6 million charge for a voluntary separation program for approximately 600 hourly and salaried U.S. employees. Substantially all this amount was paid to employees as of June 30, 1998.

Management expects that these restructuring activities will be completed by June 30, 1999. During this time, the Company will transfer the small diameter production activities of the Spartanburg facility to other Company facilities. Estimated pre-tax savings as a result of these restructuring activities and the voluntary separation program are $60 million on an annualized basis.
Approximately one-half of the estimated savings began to be realized in the third quarter of 1998 through reduced personnel costs as a result of the voluntary separation program. The remainder of the annualized savings relates to personnel costs and manufacturing costs, such as depreciation, manufacturing supplies and utilities. The time frame for achieving these savings will depend upon such factors as the transfer of the Spartanburg-based customer orders to other facilities within the Company and the willingness of these customers to re-qualify other sites. The Company anticipates that this will be accomplished by March 31, 1999. The Company's ability to achieve the projected savings is in part dependent upon the accuracy of certain assumptions, including replacement of terminated employees and the cost of producing small diameter wafers at other facilities.

Interest Expense. Interest expense totaled $11.9 million and $29.2 million for the three and nine-month periods ended September 30, 1998, respectively as compared to $5.3 million and $6.5 million for the respective three and nine-month periods of 1997. The increase in interest expense is primarily attributable to increased borrowings, and to a lesser extent the completion of projects for which interest expense could no longer be capitalized. The Company expects interest expense will increase in future periods due to the increase in interest rates on its loan agreements with its principal lender, as described in
Note 4 of the Notes to the Consolidated Financial Statements herein.

Other, Net. Other, net decreased by $10.6 million for the nine-month period ended September 30, 1998 as compared to the same period for 1997, primarily due to the sale of the Company's Santa Clara wafer facility in May 1997 that resulted in a pre-tax gain of $6.0 million.

Income Taxes. The effective income tax rate was 22.7% for the first nine months of 1998, as compared to 43.0% for the same period of 1997. This fluctuation is the result of changes in the composition of worldwide taxable income, restructuring costs, non-deductible operating expenses at the Company's Malaysian and Chinese joint ventures, the establishment of valuation allowances on certain deferred tax assets in Japan and certain foreign tax credit elections.

Equity in Loss of Joint Ventures. Equity in loss of joint ventures was $11.5 million in the third quarter of 1998, as compared to a loss of $6.0 million in the year-ago period. The loss in the 1998 third quarter included a foreign currency loss on Korean won exposure at Posco Huls Co. Ltd. (PHC), the Company's unconsolidated Korean joint venture, and a small foreign currency gain on New Taiwanese dollar exposure at Taisil Electronic Materials Corporation (Taisil), the Company's unconsolidated Taiwanese joint venture, that netted to a loss of $0.9 million. The loss in the third quarter of 1998 also included the write-off of $0.8 million of deferred tax assets at Taisil, which are not anticipated to be realized prior to the initiation of a tax holiday. Excluding the net foreign currency losses and the write-off, equity in loss of joint ventures would have been $9.8 million in the third quarter of 1998, reflecting lower volumes and prices at PHC and at Taisil.

For the nine months ended September 30, 1998, equity in loss of joint ventures was $26.8 million, a $17.4 million increase over the first nine months of 1997. Equity in loss of joint ventures includes $3.1 million in net foreign currency losses for both joint ventures for the first nine months of 1998 as well as a $6.2 million write-off associated with deferred tax assets. Excluding the impact of net foreign currency losses and the write-off, equity in loss of joint ventures would have been $17.5 million for the nine months ended September 30, 1998. This increase as compared to the year-ago period is due to the lower volumes and prices at PHC and lower prices at Taisil.

Net Loss. The decrease in net sales, caused by lower volumes and prices, restructuring costs, higher research and development costs and interest expense and higher equity in loss of joint ventures resulted in a net loss of $239.9 million for the first nine months of 1998 compared to $3.3 million for the same period in 1997. Due to overcapacity and decreasing prices in the semiconductor and silicon wafer industries, weak economic conditions in the Asia Pacific region and Japan, and other factors, the Company does not expect to be profitable at least through 1999.

Liquidity and Capital Resources

At September 30, 1998, the Company had cash and cash equivalents of $33.5 million compared to $30.1 million at December 31, 1997. The Company's borrowings against its $1,023.4 million of credit facilities were $820.9 million at September 30, 1998. Outstanding borrowings increased $188.4 million from December 31, 1997 to September 30, 1998, the proceeds of which have been used to finance the Company's capital expenditures and working capital requirements. The Company's weighted-average borrowing rate was 7.8% at September 30, 1998.

A comparison of the components of the Company's financial condition follows (dollars in millions):

                                       September 30,       December 31,
                                           1998               1997
                                           ----               ----
Working capital                           $ 18.1             $ 38.4
Current ratio                             1.1 to 1           1.1 to 1
Stockholders' equity                      $ 458.5            $ 698.5
Total debt to total capitalization          61.7%              45.5%
                                            =====              =====

Cash flows used in operating activities were $18.7 million for the nine months ended September 30, 1998 compared to $6.5 million of cash flows used for the comparable 1997 period. Operating cash flow was negatively impacted by the results of operations for the period, a decrease in accounts payable due to lower capital expenditures than in the prior period, a non-cash increase in deferred taxes due to net operating loss carryforwards generated in 1998, partially offset by a decrease in accounts receivables and inventories and non-cash items such as the restructuring charges, depreciation and amortization and equity in loss of joint ventures.

Cash flows used in investing activities for the nine months ended September 30, 1998 included capital expenditures of $148.4 million, which represents a $125.0 million reduction from the first nine months of 1997. The Company had committed capital expenditures of $56.0 million as of September 30, 1998. Capital expenditures for the first nine months of 1998 primarily related to equipping the 12-inch pilot line in St. Peters, Missouri, the 12-inch integrated development line in Utsunomiya, Japan, the granular polysilicon expansion at MEMC Pasadena and the installation of epitaxial reactors in Utsunomiya, Japan. The Company anticipates that capital expenditures will be approximately $200.0 million for fiscal year 1998. In addition, on November 10, 1998, the Company made a $10.5 million equity infusion in Taisil. The Company anticipates that it will reduce capital expenditures in 1999 to less than $100.0 million.

Cash flows provided by financing activities decreased $60.2 million as compared to the 1997 nine-month period due to the repayment of short-term borrowings, and the repurchase of 893,000 shares of the Company's common stock totaling $15.7 million during the first nine months of 1998. Proceeds from issuance of long-term debt increased by $28.8 million for the first nine months of 1998 compared to the year ago period.

During September 1998, the Company received a three-year $100.0 million revolving credit facility from VEBA AG, the parent of the Company's majority stockholder. This is in addition to a $50.0 million credit facility from VEBA AG that was made available to the Company on June 30, 1998. VEBA AG and its affiliates agreed to extend until 2001 all of the Company's outstanding debt maturing prior to January 1, 2001(but only in the event the Company has used its best efforts to obtain replacement financing on equivalent terms).

As part of this agreement, the Company agreed to increase the interest rates payable on the Company's outstanding debt with VEBA AG and its affiliates to reflect interest rate spreads applicable to an average industrial borrower at a specified credit rating. These higher rates, which are in part attributable to extended terms, will result in an increase in interest expense of approximately $15.0 million per year based upon $679.6 million of debt outstanding with VEBA AG and its affiliates as of September 30, 1998. Prior to this debt restructuring, interest rates on the U.S. dollar and Japanese yen based loans outstanding with VEBA AG and its affiliates ranged from 2.1% to 7.6%. As a result of this debt restructuring, these loans will now have interest rates ranging from 3.4% to 9.8%. Additionally, all outstanding debt with VEBA AG and its affiliates maturing prior to January 1, 2001 which is extended at maturity will be repriced based upon then-current interest rates applicable to an average industrial borrower at a specified credit rating.

The Company also agreed to increase the annual commitment fee payable on the undrawn portion of these loans from 1/8 of one percent to 1/4 of one percent. Additionally, the Company agreed that it will not allow any encumbrances, such as mortgages and security interests, to be placed on its properties.

If VEBA AG and its affiliates own less than a majority of MEMC's common stock, then Taisil Electronic Materials Corporation, the unconsolidated Taiwanese joint venture, may become obligated to repay up to $70.9 million of debt guaranteed by the Company.

On October 22, 1998, the Company filed a registration statement with the Securities and Exchange Commission to raise approximately $94 million in equity capital through a rights offering. The Company also entered into a purchase agreement with VEBA Corporation, the Company's 53.1% stockholder, pursuant to which VEBA Corporation agreed to purchase approximately $106 million of MEMC common stock in a private placement, subject to certain customary conditions.

The private placement to VEBA Corporation is expected to close at about the same time the Securities and Exchange Commission declares effective the registration statement associated with the rights offering. The per share price of MEMC's common stock sold to VEBA Corporation is to be set at a weighted average trading price per share of MEMC's common stock during a period shortly before the date of the rights offering final prospectus.

Under the rights offering, the Company plans to issue transferable rights to purchase additional shares of common stock to the Company's stockholders of record, other than VEBA Corporation. The rights offering would allow the Company's stockholders an opportunity to restore their proportionate ownership interest in the Company at the same price per share of common stock as paid by VEBA Corporation in the private placement. Rights holders who exercise their rights in full would also have the opportunity to subscribe for additional shares of common stock which are not purchased by other eligible rights holders. VEBA Corporation has agreed to purchase all shares not subscribed for by rights holders in the rights offering, subject to certain customary conditions.

No assurance can be given that the transactions contemplated by the purchase agreement and rights offering will be consummated. The registration statement relating to the rights offering has not yet become effective, and the rights offering will only be made by means of a prospectus. The securities may not be sold nor may any offers to buy be accepted before the registration statement becomes effective. The shares of common stock to be purchased by VEBA Corporation will not be registered under federal securities laws and may not be offered or sold without such registration or an applicable exemption. The Company has granted VEBA Corporation certain registration rights with respect to such shares.

Management currently believes that cash generated from operations, together with the liquidity provided by existing cash balances and credit facilities and the proceeds from the private placement and rights offering (if such transactions are consummated) will be sufficient to satisfy commitments for capital expenditures and other cash requirements into 2000.

The silicon wafer industry is highly capital intensive. The Company will need substantial amounts of cash to continue to fund capital expenditures, research and development, and marketing and customer service and support. There can be no assurance that, even with the proceeds from the private placement to VEBA Corporation and rights offering (if such transactions are consummated) and cash from operations, if any, our existing capital resources will be able to fund future operations. The Company's capital needs depend on numerous factors, including its profitability and investment in research and development and capital expenditures.

Historically, the Company has funded its operations primarily through loans from VEBA AG and its affiliates, internally generated funds, and its initial public offering. To a lesser extent, the Company has raised funds by borrowing money from commercial banks. The Company will continue to explore and, as appropriate, enter into discussions with other parties regarding possible future sources of capital. Under the loan agreements between the Company and its principal lender, VEBA AG and its affiliates and one other lender, the Company cannot pledge any of its assets to secure additional financing. The Company does not believe that it currently can obtain unsecured financing from third parties on better terms than those with VEBA AG and its affiliates.

For financial reporting purposes, both VEBA Corporation and VEBA AG include VEBA Corporation's share of the Company's net earnings or losses in their consolidated financial statements. The Company's recent losses have adversely affected VEBA Corporation's and VEBA AG's reported earnings. While the Company is not one of the core businesses that VEBA AG has identified as the focus of its future major investments, VEBA AG and its affiliates have recently provided the Company with substantial additional capital commitments, as described herein. However, VEBA AG and its affiliates are not otherwise obligated to provide capital to the Company. There can be no assurance that VEBA AG and its affiliates will continue to provide capital to the Company in the future.

Year 2000

Many existing software programs, computers and other types of equipment were not designed to accommodate the Year 2000 and beyond. If not corrected, these computer applications and equipment could fail or create erroneous results. For the Company, this could disrupt purchasing, manufacturing, sales, finance and other support areas and affect the Company's ability to timely deliver silicon wafers with the exacting specifications required by the Company's customers, thereby causing potential lost sales and additional expenses.

State of Readiness. The Company has created a Year 2000 Project Team that is comprised of a Program Office, including a Global Project Manager, Customer and Vendor Management groups and Year 2000 representatives from all sites around the world, including the Company's unconsolidated joint ventures. This team is responsible for planning and monitoring all Year 2000 activities and reporting to the Company's executive management. The Company's Chief Financial Officer is the sponsor for the Year 2000 project and reports to the Company's Board of Directors on a periodic basis.

The Company's Year 2000 project encompasses both information and non-information systems within the Company as well as the investigation of the readiness of the Company's strategic suppliers/business partners. The Company's goal is to have all Year 2000 issues resolved by June 1999, with Year 2000 issues relating to the most critical business systems (i.e. financial, order processing) resolved by December 1998. To that end, the Company has inventoried and assessed the Year 2000 readiness of the following:

     In-house Applications - Those applications that are developed and supported in-house or purchased applications that are heavily customized and supported in-house. This classification also includes end-user-developed applications deemed critical to the business.

     Business Software (Purchased) - Applications purchased from an outside vendor and used for automating business processes (i.e., financial systems, order processing systems, purchasing systems).

     Manufacturing Software (Purchased) - Applications purchased from an outside vendor and used for automating manufacturing processes.

     Personal Computer Software (Purchased) - All software packages resident on personal computers. This includes things such as operating systems, word processing software, communications software, project management software, and spreadsheet software.

     Infrastructure Software (Purchased) - Purchased software used in the client/server and network environments. IT Hardware - Information Technology hardware components including midrange machines, personal computers, printers, network hardware.

     Facilities  &  Utilities  -  Components  in the  office  and  manufacturing supporting systems environments. Types of components include: copy machines, fax machines, telephone/communications systems, security systems, fire alarm/control, electrical, waste treatment, alarms, and air handlers.

     Manufacturing Equipment - Shop floor equipment such as clean rooms, crystal pullers, epitaxial reactors, inspection, lab, lappers, laser markers, measurement tools, grinders, polishers, slicers, and wet benches.

In-house Applications. The Company is evaluating the extent to which modifications of the Company's in-house applications will be necessary to accommodate the Year 2000 and are modifying the Company's in-house applications to enable continued processing of data into and beyond the Year 2000. This phase of the Company's Year 2000 project is nearing completion and the Company anticipates completing remediation and testing of the Company's in-house applications by the end of the first quarter of fiscal 1999.

Purchased Software. The Company is obtaining, where feasible, contractual warranties from systems vendors that their products are or will be Year 2000 compliant. The Company expects this phase of its Year 2000 project to be completed by the end of the first quarter of 1999. The Company requires Year 2000 contractual warranties from all vendors of new software and hardware. In addition, the Company is testing newly purchased computer hardware and software systems in an effort to ensure their Year 2000 compliance.

Embedded Systems. For in-house embedded systems, the Company is modifying its systems to enable the continuing functioning of equipment into and beyond the Year 2000. For third party embedded systems, the Company is obtaining, where feasible, contractual warranties from systems vendors that their products are or will be Year 2000 compliant. The Company anticipates that such embedded systems will be fully tested by June 1999.

Suppliers/Business Partners. The Company has also communicated with its strategic suppliers and equipment vendors seeking assurances that they will be Year 2000 ready. The Company's goal is to obtain as much detailed information as possible about its strategic suppliers/business partners' Year 2000 plans so as to identify those companies which appear to pose a significant risk of failure to perform their obligations to the Company as a result of the Year 2000. The Company expects to have compiled detailed information regarding all of its strategic suppliers and equipment vendors by December 1998. This will be an ongoing process during the Company's Year 2000 project. For those strategic suppliers and equipment vendors that do not respond as to their status or their response is not satisfactory, the Company intends to develop contingency plans to ensure that sufficient resources are available to continue with business operations.

Costs to Address the Year 2000. Spending for modifications and updates is being expensed as incurred and not expected to have a material impact on the Company's results of operations or cash flows. The cost of the Company's Year 2000 project is being funded through borrowings. The Company estimates that its total Year 2000 expenditures will be in the range of $5 - $7 million. Through September 30, 1998, the Company has expended approximately $1.0 million consisting mainly of contract programmers and consulting costs associated with the evaluation, assessment and remediation of computer systems and manufacturing equipment. The Company anticipates that contract programming costs will be its most significant cost as the Year 2000 project proceeds to completion.

Risk Analysis. Like most large business enterprises, the Company is dependent upon its own internal computer technology and relies upon the timely performance of its suppliers/business partners. A large-scale Year 2000 failure could impair the Company's ability to timely deliver silicon wafers with the exacting specifications required by its customers, thereby causing potential lost sales and additional expenses. The Company's Year 2000 project seeks to identify and minimize this risk and includes testing of its in-house applications, purchased software and embedded systems to ensure that all such systems will function before and after the Year 2000. The Company is continually refining its understanding of the risk the Year 2000 poses to its strategic suppliers/business partners based upon information obtained through our surveys. This refinement will continue throughout 1998 and into 1999.

Contingency Plans. The Company's Year 2000 project includes the development of contingency plans for business critical systems and manufacturing equipment as well as for strategic suppliers/business partners to attempt to minimize disruption to its operations in the event of a Year 2000 failure. The Company will be formulating plans to address a variety of failure scenarios, including failures of its in-house applications, as well as failures of strategic suppliers/business partners. The Company anticipates it will complete Year 2000 contingency planning by June 1999.

Year 2000 Cautionary Statement. Year 2000 issues are widespread and complex. While the Company believes it will address them on a timely basis, the Company cannot guarantee that it will be successful or that these problems will not materially adversely affect its business or results of operations. To a large extent, the Company depends on the efforts of its customers, suppliers and other organizations with which it conducts transactions to address their Year 2000 issues, over which the Company has no control.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing sovereign currencies and the euro. The participating countries have agreed to adopt the euro as their common legal currency as of that date while still utilizing their local currency until January 1, 2002.

The Company has begun to assess the potential impact to the Company that may result from the euro conversion. In addition to tax and accounting considerations, the Company is also assessing the potential impact from the euro conversion in a number of other areas, including: the technical challenges to adapt information technology and other systems to accommodate euro-denominated transactions; the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country by country basis; the impact on currency exchange costs and currency exchange rate risk; and, the impact on existing contracts. While the Company will continue to assess the impact of the introduction of the euro, based on currently available information, management does not believe that that the introduction of the euro will have a material adverse effect on the Company's financial condition or results of operations.

Recently Issued Accounting Pronouncements

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

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. This Statement also requires that costs related to the preliminary project stage and the post-implementation/operations stage of an internal-use computer software development project be expensed as incurred. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company has not yet determined the impact of this Statement.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: an increase in interest expense on existing debt with VEBA AG and its affiliates; the utilization of the restructuring reserve; the manner, timing and estimated savings of restructuring activities and the voluntary separation program; transfer of Spartanburg-based customer orders to other existing facilities; product volume for the fourth quarter of 1998; capital expenditures for 1998 fourth quarter and 1999; liquidity into 2000; the successful implementation of Year 2000 initiatives; continued pricing pressure on silicon wafers; and the impact of the introduction of the euro. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: the demand for the Company's wafers; utilization of manufacturing capacity; demand for semiconductors generally; changes in the pricing environment; general economic conditions in the Asia Pacific region and Japan; competitors' actions; changes in interest rates; willingness of customers to re-qualify Spartanburg-based customer orders at other Company facilities; accuracy of assumptions regarding savings from restructuring activities; the status and effectiveness of the Company's Year 2000 efforts; consummation of the Company's proposed rights offering and private placement; and other risks described in the Company's filings with the Securities and Exchange Commission, including the registration statement on Form S-3 filed on October 22, 1998.

                          PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

The Company has a dispute with a manufacturer of equipment for the production of silicon wafers, which the Company has been unable to resolve. The Company has been advised that if there is no resolution of this matter in the near future, the equipment manufacturer will file claims to seek damages against the Company for up to $6.5 million. While the Company will assert all of its defenses in this dispute, there can be no assurance that it will be able to resolve this dispute on terms favorable to the Company.

In a case entitled Damewood vs. MEMC, filed on August 1, 1996, three employees of the former operator of MEMC Pasadena's plant, Albemarle Corporation, filed suit against the Company and others in the 189th Judicial District Court, Harris County, Texas in connection with injuries they sustained during an explosion at that plant on January 27, 1996. The Company has settled this matter with plaintiffs and has been dismissed as a party. One of the other defendants, Ethyl Corporation, was the only defendant in this case at the time of trial in October 1998. A jury awarded a verdict against Ethyl Corporation in the amount of $6.1 million.

In July of 1996, two employees of the former operator of the MEMC Pasadena plant were injured when flaming liquid escaped from a valve under repair. These individuals filed suit on June 13, 1997, against the Company and others in a case entitled Parden vs. MEMC in the 61st Judicial District Court, Harris County, Texas. Plaintiffs are seeking actual and exemplary damages in an unstated amount. The Company believes that it has meritorious defenses to this cause of action. This case is currently set for trial on February 22, 1999.

A demand for defense and indemnity in both these cases was made on behalf of Ethyl Corporation by Albemarle Corporation against the Company on September 29, 1998. Albemarle Corporation has assumed the obligation to defend and indemnify Ethyl Corporation under an agreement pursuant to which ownership of the plant where the injury took place was transferred from Ethyl Corporation to Albemarle Corporation. This demand for defense and indemnification against the Company is under evaluation by counsel for the Company. In early November, the Company made a demand for indemnity in these cases against Albemarle. Demands for indemnity made by Albemarle Corporation on behalf of Ethyl Corporation and by the Company are both based on contractual indemnity language contained in the contract for the sale of the MEMC Pasadena plant from Albemarle Corporation to the Company.

Due to uncertainty regarding the scope and interpretation of contractual indemnity provisions and the status of any insurance coverage, there can be no assurance that the ultimate outcome of the matter will not have a material adverse effect on the Company.


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     See the Exhibit Index at page 17 of this report.

(b)  Reports on Form 8-K

     None.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MEMC Electronic Materials, Inc.


November 13, 1998        /s/ JAMES M. STOLZE
-----------------        ----------------------------------------
                         James M. Stolze
                         Executive Vice President and Chief Financial Officer
                         (on behalf of the registrant and as principal financial
                         and accounting officer)

                                  EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

         Exhibit
         Number       Exhibit
         -------      -------

         3(i)         Restated  Certificate  of  Incorporation  of  the  Company
                      (incorporated by reference to Exhibit 3-a of the Company's
                      Form 10-Q for the Quarter ended June 30, 1995)
         3(ii)        Restated By-laws of the Company (incorporated by reference to Exhibit 3-b of the Company's  Form 10-Q for the Quarter
                      ended September 30, 1996)
         10-g(1)      Second  Amendment to Technical  Agreement  effective as of
                      September 30, 1998 between the Company and POSCO Huls Co.,
                      Ltd.  (Incorporated by reference to Exhibit 10-g(1) of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-cc(1)     First  Amendment  to  Credit  Agreement  effective  as  of
                      September 1, 1998 between the Company and VEBA Corporation
                      (formerly    Huls    Corporation)    "VEBA    Corporation"
                      (Incorporated  by  reference  to Exhibit  10-cc(1)  of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-dd(1)     First  Amendment  to  Credit  Agreement  effective  as  of
                      September 1, 1998 between the Company and VEBA Corporation
                      (Incorporated  by  reference  to Exhibit  10-dd(1)  of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-ee(1)     First  Amendment  to  Credit  Agreement  effective  as  of
                      September 1, 1998 between the Company and VEBA Corporation
                      (Incorporated  by  reference  to Exhibit  10-ee(1)  of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-ff(1)     First  Amendment  to  Credit  Agreement  effective  as  of
                      September 1, 1998 between the Company and VEBA Corporation
                      (Incorporated  by  reference  to Exhibit  10-ff(1)  of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-gg(2)     Second  Amendment  to  Credit  Agreement  effective  as of
                      September   1,  1998  between  the  Company  and  Huls  AG
                      (Incorporated  by  reference  to Exhibit  10-gg(2)  of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-hh(1)     First  Amendment  to  Credit  Agreement  effective  as  of
                      September 1, 1998 between the Company and VEBA Corporation
                      (Incorporated  by  reference  to Exhibit  10-hh(1)  of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-ii(2)     Second Amendment to Revolving  Credit Agreement  effective as of  September  1, 1998  between the Company and Huls AG
                      (Incorporated  by  reference  to Exhibit  10-ii(2)  of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-qq(1)     First  Amendment  to  Credit  Agreement  effective  as  of
                      September   1,  1998  between  the  Company  and  Huls  AG
                      (Incorporated  by  reference  to Exhibit  10-qq(1)  of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-rr(1)     First  Amendment  to  Credit  Agreement  effective  as  of
                      September   1,  1998  between  the  Company  and  Huls  AG
                      (Incorporated  by  reference  to Exhibit  10-rr(1)  of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-ss(1)     First  Amendment  to  Credit  Agreement  effective  as  of
                      September   1,  1998  between  the  Company  and  Huls  AG
                      (Incorporated  by  reference  to Exhibit  10-ss(1)  of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-tt(1)     First  Amendment  to  Credit  Agreement  effective  as  of
                      September   1,  1998  between  the  Company  and  Huls  AG
                      (Incorporated  by  reference  to Exhibit  10-tt(1)  of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-ccc(1)    First  Amendment  to  Credit  Agreement  effective  as  of
                      September   1,  1998  between  the  Company  and  Huls  AG
                      (Incorporated  by  reference  to Exhibit  10-ccc(1) of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-ddd(1)    First  Amendment  to  Credit  Agreement  effective  as  of
                      September   1,  1998  between  the  Company  and  Huls  AG
                      (Incorporated  by  reference  to Exhibit  10-ddd(1) of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-eee(1)    First  Amendment  to  Credit  Agreement  effective  as  of
                      September   1,  1998  between  the  Company  and  Huls  AG
                      (Incorporated  by  reference  to Exhibit  10-eee(1) of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-fff(1)    First  Amendment to Overnight Loan Agreement  effective as
                      of   September  1,  1998  between  the  Company  and  VEBA
                      Corporation   (Incorporated   by   reference   to  Exhibit
                      10-fff(1)  of the  Company's  Current  Report  on Form 8-K
                      dated October 22, 1998)
         10-jjj(1)    First  Amendment  to  Credit  Agreement  effective  as  of
                      September 1, 1998 between the Company and VEBA Corporation
                      (Incorporated  by  reference  to Exhibit  10-jjj(1) of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-kkk(1)    First  Amendment  to  Credit  Agreement  effective  as  of
                      September 1, 1998 between the Company and VEBA Corporation
                      (Incorporated  by  reference  to Exhibit  10-kkk(1) of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-lll(1)    First  Amendment  to  Credit  Agreement  effective  as  of
                      September 1, 1998 between the Company and VEBA Corporation
                      (Incorporated  by  reference  to Exhibit  10-lll(1) of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-mmm(1)    First  Amendment  to  Credit  Agreement  effective  as  of
                      September 1, 1998 between the Company and VEBA Corporation
                      (Incorporated  by  reference  to Exhibit  10-mmm(1) of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-xxx(1)    First   Amendment  to  Loan  Agreement   effective  as  of
                      September 1, 1998 between the Company and VEBA Corporation
                      (Incorporated  by  reference  to Exhibit  10-xxx(1) of the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-yyy       International  Transfer Letter  Agreement  effective as of
                      October 1, 1998  between  the  Company  and Marcel  Coinne
                      (Incorporated  by  reference  to  Exhibit  10-yyy  of  the
                      Company's  Current  Report on Form 8-K dated  October  22,
                      1998)
         10-zzz       Revolving  Credit Agreement dated as of September 23, 1998 between the Company and VEBA AG (Incorporated by reference to Exhibit 10-zzz of the Company's  Current Report on Form
                      8-K dated October 22, 1998)
         10-aaaa      Purchase  Agreement  dated as of October  22,  1998 by and among the Company and VEBA  Corporation  (Incorporated  by reference to Exhibit 2 of the  Schedule 13D dated  October
                      30,  1998  filed  by  VEBA   Aktiengesellschaft  and  VEBA
                      Corporation with respect to the Company)
         10-bbbb      Standby  Agreement  dated as of  October  22,  1998 by and among the Company and VEBA  Corporation  (Incorporated  by reference to Exhibit 3 of the  Schedule 13D dated  October
                      30,  1998  filed  by  VEBA   Aktiengesellschaft  and  VEBA
                      Corporation with respect to the Company)
         27           Financial Data Schedule (filed electronically with the SEC only)