Form 10-K/A
period 1997-12-31
MEMC ELECTRONIC MATERIALS INC
filed 1998-12-10
CIK 945436

FORM 10-K/A
                                AMENDMENT NO. 2
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on December 4, 1998, as reported by the New York Stock Exchange, was approximately $176.2 million.

     The number of shares outstanding of the registrant's Common Stock as of December 4, was 40,507,216 shares.

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

10-ll Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company and MEMC Pasadena, Inc.

10-mm Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company

10-nn Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc.

10-nn(1) Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation

10-nnn Consulting Agreement dated December 1, 1997, between the Company and Dr. Robert M. Sandfort


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

Date:  December 10, 1998

                                  EXHIBIT INDEX

     These Exhibits are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
  No.      Description
_______    _____________________________________________________________________

  2       Omitted -- Inapplicable
  3(i) Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3-a of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  3(ii) Restated By-laws of the Company (Incorporated by reference to Exhibit 3-b of the Company's Form 10-Q for the Quarter ended September 30,
          1996)
  4       Omitted-- Inapplicable
  5       Omitted-- Inapplicable
  9       Omitted-- Inapplicable
  *10-a Shareholders Agreement dated May 24, 1994 among the Company and China Steel Corporation ("China Steel"), China Development Corporation and Chiao Tung Bank (Incorporated by reference to Exhibit 10(a) of Amendment No. 4 to the Company's Form S-1 Registration Statement No. 33-92412)
  *10-b Technology Cooperation Agreement dated October 26, 1994 between the Company and Taisil Electronic Materials Corporation ("Taisil") (Incorporated by reference to Exhibit 10-b of Amendment No. 4 to the Company's Form S-1 Registration Statement No. 33-92412)
  10-c Joint Venture Agreement dated August 28, 1990 among the Company, Pohang Iron and Steel Company, Ltd. ("POSCO") and Samsung Electronics Company, Ltd. ("Samsung") (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  10-d First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to
          Exhibit 10-d of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  10-e Second Amendment to Joint Venture Agreement dated December 30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to
          Exhibit 10-e of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  *10-f Technical Agreement dated December 19, 1990 between the Company and POSCO Huls Company Limited ("PHC") (Incorporated by reference to
          Exhibit 10-f of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  *10-g Amendment to Technical Agreement dated as of January 1, 1995 between the Company and PHC (Incorporated by reference to Exhibit 10-g of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  *10-h Shareholder's Agreement dated as of May 16, 1995 between the Company and Texas Instruments Incorporated ("TI") (Incorporated by reference to Exhibit 10-h of Amendment No. 4 to the Company's Form S-1 Registration Statement No. 33-92412)
  *10-i TI Purchase Agreement dated as of June 30, 1995 between the Company, MEMC Southwest Inc. ("MEMC Southwest") and TI (Incorporated by reference to Exhibit 10-i of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  *10-i(1) Amendment  to TI  Purchase  Agreement  dated as of June 5,  1997, between  MEMC  Southwest  Inc.  and TI  (Incorporated  by reference to
          Exhibit 10-i of the Company's Form 10-Q for the Quarter ended June 30,
          1997)
  10-j Lease Agreement Covering Silicon Wafer Operation Premises dated June 30, 1995 between TI and MEMC Southwest (Incorporated by reference to
          Exhibit 10-j of the Company's Form 10-Q for the Quarter ended June 30,
          1995)
  10-j(1) Sublease  Agreement covering Silicon Wafer Operation Premises dated
          June 30, 1995 between TI and MEMC Southwest (Incorporated by reference to Exhibit 10-j(1) of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  *10-k Technology Transfer Agreement dated as of June 30, 1995 between the Company, TI and MEMC Southwest (Incorporated by reference to Exhibit 10-k of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  10-l Registration Rights Agreement between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-l of the Company's Form 10-K for the Year ended December 31, 1995)
  10-m    Form of Master Reserve Volume Agreement  (Incorporated by reference to
          Exhibit 10-m of the Company's Form 10-K for the Year ended December 31, 1995)
  +10-n Employment Agreement between the Company and Dr. Robert M. Sandfort (Incorporated by reference to Exhibit 10-q of the Company's Form 10-K for the Year ended December 31, 1995)
  +10-o Employment Agreement dated as of April 1, 1993 among Huls Belgium S.A., the Company and Marcel Coinne (Incorporated by reference to
          Exhibit 10-r of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  +10-p MEMC Supplemental Executive Pension Plan 1997 Restatement (Incorporated by reference to Exhibit 10-s of the Company's Form 10-Q for the Quarter ended March 31, 1997)
  +10-q MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on March 18, 1997 (Incorporated by reference to Exhibit 10-t of the Company's Form 10-Q for the Quarter ended March 31, 1997)
  +10-q(1) Form of Stock Option and Restricted Stock Agreement  (Incorporated
          by reference to Exhibit 10-t(1) of the Company's Form 10-K for the Year ended December 31, 1995)
  +10-q(2) Stock Option and Restricted  Stock  Agreement  between the Company and Dr. Robert M. Sandfort (Incorporated by reference to Exhibit 10-t(3) of the Company's Form 10-K for the Year ended December 31,
          1995)
  +10-r Annual Incentive Plan for Selected Key Employees of MEMC Electronic Materials, Inc. and its Subsidiaries (Incorporated by reference to
          Exhibit 10-u of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  10-s Service Agreement dated January 1, 1995 between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-v of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  10-t Letter Agreement dated June 19, 1995 amending the Service Agreement dated January 1, 1995 among the Company and Huls Corporation (Incorporated by reference to Exhibit 10-w of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  10-u    Agency and  Services  Agreement  dated  January 1, 1995  between  MEMC
          Electronic Materials, SpA and Huls France S.A. (Incorporated by reference to Exhibit 10-x of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  10-v Agency and Services Agreement dated April 1, 1989 between MEMC Electronic Materials, SpA and Huls (U.K.) Ltd. and the amendment thereto dated November 20, 1991 (Incorporated by reference to Exhibit 10-y of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33- 92412)
  10-w Service Agreement effective July 1, 1995 between MEMC Electronic Materials, SpA and Huls AG (and English translation thereof) (Incorporated by reference to Exhibit 10-z of the Company's Form 10-K for the Year ended December 31, 1995)
  10-x Sales Representative and Offer Agency Agreement dated November 7, 1991 between MEMC Electronic Materials, SpA and MEMC Electronic Materials, Company (now MEMC Huls Korea Company) (Incorporated by reference to
          Exhibit 10-aa of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  *10-y Trichlorosilane Supply Agreement between MEMC Electronic Materials SpA and Huls Silicone GmbH dated as of December 31, 1995 (Incorporated by reference to Exhibit 10-bb of the Company's Form 10-K for the Year ended December 31, 1995)
  10-z Sales Representative and Offer Agency Agreement dated December 9, 1991 between the Company and MEMC Electronic Materials, Company (now MEMC Huls Korea Company) (Incorporated by reference to Exhibit 10-cc of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  +10-aa Employment Agreement effective as of June 16, 1995 between the Company and James M. Stolze (Incorporated by reference to Exhibit 10-ee of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  10-bb Note Agreement dated as of June 30, 1995 among MEMC Southwest Inc., Texas Instruments Incorporated and MEMC Electronic Materials, Inc. (Incorporated by reference to Exhibit 10-gg of the Company's Form 10-K for the Year ended December 31, 1995)
  10-cc Credit Agreement dated as of July 10, 1995, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-jj of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  10-dd Credit Agreement dated as of July 10, 1995, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-kk of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  10-ee Credit Agreement dated as of July 10, 1995, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-ll of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  10-ff Credit Agreement dated as of July 10, 1995, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-mm of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  10-gg Credit Agreement dated as of July 10, 1995, between the Company and Huls AG (Incorporated by reference to Exhibit 10-nn of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  10-hh Credit Agreement dated as of July 10, 1995, between the Company and Huls AG (Incorporated by reference to Exhibit 10-oo of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  10-ii Revolving Credit Agreement dated as of July 10, 1995, between the Company and Huls AG (Incorporated by reference to Exhibit 10-pp of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  10-jj Reimbursement Agreement effective as of August 1, 1995 between the Company and Huls AG (Incorporated by reference to Exhibit 10-rr of the Company's Form 10-K for the Year ended December 31, 1995)
  10-kk MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to
          Exhibit 10-tt of the Company's Form 10-K for the Year ended December 31, 1995)
  *10-ll Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc.
  *10-mm Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company
  10-nn Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc.
  10-nn(1)  Amendment  to Ground  Lease  Agreement  dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation +10-oo Form of Stock Option and Performance Restricted Stock Agreement
          (Incorporated by reference to Exhibit 10-yy of the Company's Form 10-K for the Year ended December 31, 1995)
  +10-pp Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company's Form 10-K for the Year ended December 31, 1995)
  10-qq Credit Agreement between the Company and Huls AG dated as of December 22, 1995 (Incorporated by reference to Exhibit 10-aaa of the Company's Form 10-K for the Year ended December 31, 1995)
  10-rr Credit Agreement between the Company and Huls AG dated as of December 22, 1995 (Incorporated by reference to Exhibit 10-bbb of the Company's Form 10-K for the Year ended December 31, 1995)
  10-ss Credit Agreement between the Company and Huls AG dated as of December 22, 1995 (Incorporated by reference to Exhibit 10-ccc of the Company's Form 10-K for the Year ended December 31, 1995)
  10-tt Credit Agreement between the Company and Huls AG dated as of December 22, 1995 (Incorporated by reference to Exhibit 10-ddd of the Company's Form 10-K for the Year ended December 31, 1995)
  10-uu Commitment Fee Agreement between the Company and Huls Corporation dated as of July 10, 1995 (Incorporated by reference to Exhibit 10-eee of the Company's Form 10-K for the Year ended December 31, 1995)
  10-vv Commitment Fee Agreement between the Company and Huls Corporation dated as of July 10, 1995 (Incorporated by reference to Exhibit 10-fff of the Company's Form 10-K for the Year ended December 31, 1995)
  10-ww Commitment Fee Agreement between the Company and Huls Corporation dated as of July 10, 1995 (Incorporated by reference to Exhibit 10-ggg of the Company's Form 10-K for the Year ended December 31, 1995)
  +10-xx Employment Agreement dated September 3, 1996 between the Company and Ludger H. Viefhues (Incorporated by reference to Exhibit 10-hhh of the Company's Form 10-Q for the Quarter ended September 30, 1996)
  +10-yy Stock Option Agreement dated as of September 1, 1996 between the Company and Ludger H. Viefhues (Incorporated by reference to Exhibit 10-iii of the Company's Form 10-Q for the Quarter ended September 30,
          1996)
  *10-zz HSC/MEMC Agreement dated as of December 27, 1994 between the Company and Hemlock Semiconductor Corporation ("Hemlock") (Incorporated by reference to Exhibit *10-ggg of the Company's Form 10-Q for the Quarter ended March 31, 1997)
  *10-zz(1)  Letter  Amendment  dated  as of June  20,  1995 to the  HSC/MEMC
          Agreement between the Company and Hemlock (Incorporated by reference to Exhibit *10-ggg(1) of the Company's Form 10-Q for the Quarter ended March 31, 1997)
  *10-zz(2) Letter  Amendment  dated as of  November 8, 1996 to the  HSC/MEMC
          Agreement between the Company and Hemlock (Incorporated by reference to Exhibit *10-ggg(2) of the Company's Form 10-Q for the Quarter ended March 31, 1997)
  *10-aaa Joint  Venture  Agreement  dated as of December  20, 1996  between the
          Company and Khazanah  Nasional  Berhad  (Incorporated  by reference to
          Exhibit 10-hhh of the Company's Form 10-K for the Year ended December 31, 1996)
  *10-bbb Technology Cooperation Agreement dated as of December 20, 1996 between the Company and MEMC Kulim Electronic Materials, SDN BHD (Incorporated by reference to Exhibit 10-iii of the Company's Form 10-K for the Year ended December 31, 1996)
  10-ccc Credit Agreement dated as of December 1, 1996 between the Company and Huls AG (Incorporated by reference to Exhibit 10-jjj of the Company's Form 10-K for the Year ended December 31, 1996)
  10-ddd Credit Agreement dated as of December 1, 1996 between the Company and Huls AG (Incorporated by reference to Exhibit 10-kkk of the Company's Form 10-K for the Year ended December 31, 1996)
  10-eee Credit Agreement dated as of April 1, 1996 between the Company and Huls AG (Incorporated by reference to Exhibit 10-lll of the Company's Form 10-K for the Year ended December 31, 1996)
  10-fff Fourth Short-Term Loan Agreement dated as of March 31, 1996 between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-mmm of the Company's Form 10-K for the Year ended December 31,
          1996)
  +10-ggg Form of Stock Option and  Performance  Restricted  Stock  Agreement
          (Incorporated by reference to Exhibit 10-nnn of the Company's Form 10-Q for the Quarter ended March 31, 1997)
  +10-hhh Form of  Stock  Option  Agreement  (Incorporated  by  reference  to
          Exhibit 10-ooo of the Company's Form 10-Q for the Quarter ended March 31, 1997)
  +10-iii Form   of   Stock   Option   Agreement   (Nonemployee   Directors)
          (Incorporated by reference to Exhibit 10-ppp of the Company's Form 10-Q for the Quarter ended March 31, 1997)
  10-jjj Five Year Credit Agreement dated as of June 26, 1997, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-qqq of the Company's Form 10-Q for the Quarter ended June 30, 1997)
  10-kkk Six Year Credit Agreement dated as of June 26, 1997, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-rrr of the Company's Form 10-Q for the Quarter ended June 30, 1997)
  10-lll Seven Year Credit Agreement dated as of June 26, 1997, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-sss of the Company's Form 10-Q for the Quarter ended June 30, 1997)
  10-mmm Eight Year Credit Agreement dated as of June 26, 1997, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-ttt of the Company's Form 10-Q for the Quarter ended June 30, 1997)
  +10-nnn Consulting  Agreement  dated December 1, 1997,  between the Company and Dr.  Robert M.  Sandfort
  +10-ooo Separation Agreement, General Release and Covenant Not to Sue dated
          December 31, 1997, between the Company and Tommy L. Cadwell (Incorporated by reference to Exhibit 10-ooo of the Company's Form 10-K for the Year ended December 31, 1997)
  +10-ppp Letter Agreement dated as of April 1, 1993, between the Company and
          Ralph D. Hartung (Incorporated by reference to Exhibit 10-ppp of the Company's Form 10-K for the Year ended December 31, 1997)
  11      Omitted-- Inapplicable
  12      Omitted-- Inapplicable
  13 Pages 4 through 5 (the paragraphs contained in "To Our Stockholders" under the section entitled "Looking Ahead"), pages 12 through 41 (excluding the "Report of Management" on page 40), and page 44 of the Company's 1997 Annual Report (Incorporated by reference to Exhibit 13 of the Company's Form 10-K for the Year ended December 31, 1997)
  16      Omitted -- Inapplicable
  18      Omitted -- Inapplicable
  21 Subsidiaries of the Company (Incorporated by reference to Exhibit 21 of the Company's Form 10-K for the Year ended December 31, 1997)
  22      Omitted -- Inapplicable
  23-a Consent of KPMG Peat Marwick LLP (Incorporated by reference to Exhibit 23-a of the Company's Form 10-K for the Year ended December 31, 1997)
  23-b Consent of KPMG San Tong Corp. (Incorporated by reference to Exhibit 23-b of the Company's Form 10-K for the Year ended December 31, 1997)
  23-c Consent of KPMG Peat Marwick (Incorporated by reference to Exhibit 23-c of the Company's Form 10-K for the Year ended December 31, 1997)
  24      Powers of Attorney  submitted  by Dr.  Erhard  Meyer-Galow;  Willem D.
          Maris; Dr. Alfred Oberholz; Paul T. O'Brien; and Michael B. Smith (Incorporated by reference to Exhibit 24 of the Company's Form 10-K for the Year ended December 31, 1997)
  27 Financial Data Schedule for the Fiscal Year Ended December 31, 1997 (filed electronically with the SEC only) (Incorporated by reference to
          Exhibit 27 of the Company's  Form 10-K for the Year ended December 31,
          1997)
  27-a Restated Financial Data Schedule for the Fiscal Year ended December 31, 1996 (filed electronically with the SEC only) (Incorporated by reference to Exhibit 27-a of the Company's Form 10-K/A Amendment No. 1 for the Year ended December 31, 1997)
  27-b Restated Financial Data Schedule for the Nine Months ended September 30, 1996 (filed electronically with the SEC only) (Incorporated by reference to Exhibit 27-b of the Company's Form 10-K/A Amendment No. 1 for the Year ended December 31, 1997)
  27-c Restated Financial Data Schedule for the Six Months ended June 30, 1996 (filed electronically with the SEC only) (Incorporated by reference to Exhibit 27-c of the Company's Form 10-K/A Amendment No. 1 for the Year ended December 31, 1997)
  99      Omitted -- Inapplicable


-----------------
* Confidential treatment of certain portions of these documents has been granted.

+ These Exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an Exhibit to this form pursuant to
     Item 14(c) of this report.