Form 10-K405/A
period 1997-12-31
MEMC ELECTRONIC MATERIALS INC
filed 1999-03-02
CIK 945436

                                   FORM 10-K/A
                                AMENDMENT NO. 3
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

           Securities registered pursuant to Section 12(g) of the Act:
                                      None
                                (Title of class)
                                ----------------

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

                         -----------------------------

     DOCUMENTS INCORPORATED BY REFERENCE (1) Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1997 (Part
II of Form 10-K).

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


MANUFACTURING PROCESS

   Silicon wafers for the semiconductor industry are extremely complex materials with characteristics such as high purity levels, crystallographic perfection and precise mechanical tolerances. Electronic grade silicon is one of the most refined materials in the world, having an impurity level of no more than one part per billion. Requirements for crystallographic perfection, mechanical tolerances and cleanliness in the manufacture of silicon wafers are at levels that stretch manufacturing processes to the limits of measurement, and necessitate that certain processes be conducted in state of the art "clean rooms". The silicon wafer manufacturing process is comprised of three principal phases: the crystal growth process, the wafer slicing process and the wafer finishing process.

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


GEOGRAPHIC INFORMATION

    Information regarding MEMC's foreign and domestic operations is contained in
Note 19 of the Notes to the Company's Consolidated Financial Statements contained in Item 8 of Part II of this Report and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

   Information regarding executive officers is contained in Item 10 of Part III of the Company's Form 10-K for the year ended December 31, 1997 and is incorporated herein by reference.


                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The narrative or tabular information regarding the market for the Company's common equity and related stockholder matters required by this item is set forth under Note 18, "Unaudited Quarterly Financial Information", of the Notes to the Company's Consolidated Financial Statements contained in Item 8 of Part II of this Report and under "Stockholder Information" on page 44 of the Company's 1997 Annual Report, which information is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

Five Year Selected Financial Data
Dollars in thousands, except share data



Year ended December 31,                                1997          1996           1995             1994         1993
----------------------------------------------------------------------------------------------------------------------------
Statement of Operations Data:
Net sales                                          $986,673    $1,119,500       $886,860         $660,807     $552,497
Gross margin                                        124,759       250,185        223,279          143,210      112,665
   % of net sales                                      12.6%         22.3%          25.2%            21.7%        20.4%
Marketing and administration                         70,715        79,680         63,893           41,298       37,868
   % of net sales                                       7.2%          7.1%           7.2%             6.2%         6.9%
Research and development                             64,457        44,313         31,226           27,403       25,509
   % of net sales                                       6.5%          4.0%           3.5%             4.1%         4.6%
Operating profit (loss)                             (10,413)      126,192        128,160           74,509       49,288
   % of net sales                                      (1.1%)        11.3%          14.5%            11.3%         8.9%
Equity in income (loss) of joint ventures             5,480        26,716         13,199           (6.384)     (10,284)
Net earnings (loss)<F1>                              (4,513)      103,388         86,564           34,475        9,219
   % of net sales                                      (.5%)          9.2%           9.8%             5.2%         1.7%
Basic earnings (loss) per share                        (.11)         2.50           2.83             1.60          .43
Diluted earnings (loss) per share                      (.11)         2.49           2.81             1.60          .43
Shares used in basic earnings (loss) per
   share computation                             41,345,193    41,308,806      30,612,636      21,490,942    21,490,942
Shares used in diluted earnings (loss) per
   share computation                             41,345,193    41,534,412      30,838,704      21,490,942    21,490,492

Balance Sheet Data:
Working capital                                      38,449        42,805        199,258           69,597       57,509
Total assets                                      1,794,424     1,519,472      1,102,167          631,543      513,789
Long-term debt (including current portion)          519,995       304,589         91,451          165,230      142,697
Stockholders' equity                                715,754       748,583        642,695          205,468      167,157


Other Data:
Capital expenditures                                372,416       590,049        215,359           78,676       67,541
Equity infusions in joint ventures                   10,638        14,698         29,904           20,922           --
Employment                                            8,000         7,100          6,600            5,300        5,000
----------------------------------------------------------------------------------------------------------------------------


The Company intends to retain all net earnings to fund the development of its business, and does not anticipate paying dividends in the foreseeable future. In April 1995, the Company paid a $100 million dividend to Huls Corporation, its sole stockholder prior to the initial public offering.


    Net earnings in 1994 were affected by the adoption of Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." The effect of such change was a charge of $1.3 million. Net earnings in 1993 were affected by the adoption of SFAS No. 109, "Accounting for Income Taxes," and the adoption of SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The cumulative effect of such changes was a credit of $19.3 million and a charge of $29.3 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


         Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Year ended December 31, 1997 compared with year ended December 31, 1996

Net Sales. Net sales decreased by 11.9% to $986.7 million for 1997 from $1.1 billion for 1996, due to a 5.1% decrease in product volume and a decline in price somewhat offset by an improved product mix. Overcapacity, inventory reduction and weak pricing in the semiconductor industry, particularly for the DRAM (memory) market, led to reduced orders for silicon wafers that began in the second half of 1996 and gradually recovered throughout 1997. In addition, the Company and its competitors expanded at a faster rate than silicon consumption growth during 1997, resulting in overcapacity in the silicon wafer industry. The combination of these market conditions led to significant price reductions throughout 1997. Advanced large diameter and epitaxial products represented 39.1% of product volume for 1997 compared to 36.7% for 1996.

MEMC operates in all major semiconductor-producing regions of the world, with almost half of the Company's 1997 net sales to customers located outside North America. Net sales to North America decreased 12.5% and comprised 50.4% of 1997 sales compared to 50.8% of 1996 sales led by a fall in prices and, to a lesser extent, volume, partially offset by improved product mix. Lower prices and volume, a less favorable product mix and the general weakening of European currencies relative to the U.S. dollar throughout 1997 combined to result in a 22.8% decrease in net sales to Europe, which constituted 20.0% of 1997 sales compared to 22.9% of 1996 sales. Net sales to Japan increased by 21.0% and comprised 15.6% of 1997 sales compared to 11.4% of 1996 sales as higher volume from expanded manufacturing capacity and improved product mix more than offset lower pricing and the weakening of the Japanese yen relative to the U.S. dollar throughout 1997. The Asia Pacific market experienced similar declines in pricing, volume and product mix as did other geographic markets served by the Company. Net sales to Asia Pacific decreased 17.9% and comprised 13.9% of 1997 sales compared to 14.9% of 1996 sales. Product volume also declined due to the continued shift in sales from the Company to POSCO Huls Company, Ltd. (PHC), the Company's 40% owned, unconsolidated joint venture in South Korea, and Taisil Electronic Materials Corporation (Taisil), the Company's 45% owned, unconsolidated joint venture in Taiwan.

Gross Margin. Gross margin as a percentage of net sales decreased to 12.6% in 1997 from 22.3% in 1996. Lower pricing and capacity utilization more than offset the slight improvement in product mix during 1997. The Company also completed the construction of its 200 millimeter silicon wafer facility at MEMC Southwest (the Company's 80% owned joint venture in Sherman, Texas) and the expansion of its 200 millimeter epitaxial wafer facility in St. Peters, Missouri which resulted in higher levels of training and start-up costs and contributed to the lower capacity utilization. However, these expansions, which are dedicated to the production of 200 millimeter product, position the Company to respond to the demand for this diameter wafer, which analysts estimate grew approximately 28% industry wide in 1997.

Marketing and Administration. Marketing and administration expenses declined 11.3% and represented 7.2% of net sales for 1997 compared to 7.1% for 1996. The decrease is predominately attributable to a reduction in incentive compensation.

Research and Development. Research and development costs rose 45.5% and represented 6.5% of net sales for 1997 compared to 4.0% for 1996. The increase in research and development costs is attributable to the addition of engineering and scientific personnel, the start-up of the 300 millimeter pilot line in St. Peters and increased efforts in the areas of crystal technology, epitaxial silicon research and the development of the 300 millimeter wafer.

Interest Expense. Interest expense increased to $14.7 million for 1997 from $0.5 million for 1996 as outstanding debt rose, projects were completed and interest costs were no longer capitalized. Total debt was $632.5 million and $331.8 million at December 31, 1997 and 1996, respectively.

Other, Net. Other, net improved to $4.1 million of income for 1997 from $7.4 million in expense for 1996, primarily due to the recognition of a $6.0 million gain on the sale of its Santa Clara, California silicon wafer facility.

Income Taxes. Income tax expense was recorded for 1997 despite the recognition of a pre-tax loss primarily due to the composition of the Company's worldwide taxable income. The effective income tax rate for 1996 was 40.0%.


Equity in Income of Joint Ventures. Equity in income of joint ventures decreased to $5.5 million in 1997 from $26.7 million in 1996. PHC recorded higher volumes and net sales; however, the impact of lower prices, a less favorable product mix and a work stoppage in the third quarter (and the subsequent ramp-up of operations) resulted in significantly reduced gross margins. For the year, PHC provided a contribution of $11.1 million compared to $34.1 million for 1996. Following the start-up and qualification of its operations, Taisil was able to generate net sales sufficient to keep pace with the increase in expenses as its capacity expanded. As a result, the Company's share of Taisil's loss of $5.6 million in 1997 and $7.4 million in 1996 is fairly consistent.

Net Earnings (Loss). Lower pricing and capacity utilization coupled with higher start-up and training costs, research and development costs and interest expense, and lower equity in income of joint ventures resulted in a net loss of $4.5 million for 1997 compared to net earnings of $103.4 million for 1996.

Year ended December 31, 1996 compared with year ended December 31, 1995

Net Sales. Net sales increased by 26.2% to $1.1 billion for 1996 from $886.9 million for 1995. The first half of the year saw record sales of $614.1 million while the second half was marked by sequential sales declines as the Company's customers continued their inventory adjustments. Overall, higher product volume and prices and improved product mix drove the increase in net sales. Product volume increased 8.6% in 1996 which was predominately attributable to the inclusion of MEMC Southwest for all of 1996 compared to one-half of 1995 and the continued expansion of 200 millimeter wafer capacity. Additionally, the Company saw its average selling price rise by 16.3% due to higher overall prices and improved product mix. Advanced large diameter and epitaxial products represented 36.7% of product volume for 1996 compared to 26.5% for 1995.

Net sales to North America increased 39.6% to 50.8% of 1996 sales compared to 46.0% of 1995 sales due almost equally to the inclusion of MEMC Southwest for all of 1996 and improved pricing and product mix. Expanded manufacturing capacity and improved pricing and product mix resulted in a 24.9% increase in net sales for Europe to 22.9% of 1996 sales compared to 23.1% of 1995 sales. Net sales to Japan increased by 1.9% and comprised 11.4% of 1996 sales compared to 14.1% of 1995 sales due to improved pricing and slightly higher volumes, offset by the weakening of the Japanese yen relative to the U.S. dollar throughout 1996. The Asia Pacific market experienced similar improvements in pricing and product mix to other geographic markets served by the Company. Net sales to Asia Pacific increased 12.0% and comprised 14.9% of 1996 sales compared to 16.8% of 1995 sales. Product volume remained relatively flat due to the continued shift in sales from the Company to PHC.

Gross Margin. Gross margin as a percentage of net sales decreased to 22.3% for 1996 from 25.2% for 1995. Higher sales volumes and improved pricing and product mix were more than offset by operating at a lower rate of capacity utilization caused by the inventory correction experienced by the Company's customers during the second half of 1996, and start-up and training costs associated with the ramping-up of new facilities. Excluding the impact of start-up and training costs, gross margin as a percentage of net sales would have been 26.5% for 1996.

Marketing and Administration. Marketing and administration expenses increased to support the Company's growth and improve information technology capability. This growth in spending kept pace with the net sales growth, thus no significant change in spending occurred as a percentage of sales. Marketing and administration expenses were 7.1% of net sales for 1996 and 7.2% for 1995.

Research and Development. Research and development costs rose 41.9% and represented 4.0% of net sales for 1996 compared to 3.5% for 1995. The rise in spending reflects the Company's commitment to maintain its competitive advantage and meet its customers' needs. Research and development efforts increased in the areas of crystal technology and the development of the 300 millimeter wafer.

Interest Expense. Interest expense declined to $0.5 million for 1996 from $11.0 million for 1995, due to the capitalization of interest related to the Company's capacity expansions. In addition, the Company used a portion of its $441 million in proceeds from its July 1995 initial public offering to reduce outstanding debt.

Income Taxes. The effective income tax rate increased to 40.0% for 1996 from 36.8% for 1995. This increase is primarily due to variation in the Company's composition of worldwide taxable income and the reduction of certain investment incentives.

Equity in Income of Joint Ventures. Equity in income of joint ventures increased to $26.7 million for 1996 from $13.2 million for 1995. This rise in equity income is due to the significant improvement in PHC's contribution of $34.1 million for 1996 resulting from improved pricing and product mix compared to $16.4 million for 1995. This increase was offset by losses from Taisil resulting from the start-up and qualification of its operations.

Net Earnings (Loss). The growth in net sales and improvement in equity in income of joint ventures more than offset the reduction in gross margin and increase in marketing and administration expenses and research and development costs, yielding a 19.4% increase in net earnings to $103.4 million for 1996 compared to $86.6 million for 1995. Net earnings for 1996 were a record for the Company.

Liquidity and Capital Resources

At December 31, 1997, the Company had $30.1 million of cash and cash equivalents compared to $35.1 million at December 31, 1996.

The Company's primary sources of liquidity historically have been cash flows from operating activities and borrowings from affiliates and third parties. The Company's principal uses of cash have been to support its operating activities, capital expenditures and equity infusions in joint ventures. The Company's capital expenditures and its recent operating performance have resulted in significant negative cash flow. The Company made substantial capital expenditures in its process technology and manufacturing capacity based, in part, upon the Company and industry projections regarding future market growth.

Cash flows from operating activities decreased to $29.4 million for 1997 from $261.9 million for 1996. This $232.5 million decline was largely attributable to lower results of operations, an increase in inventories and accounts receivable, partially offset by an increase in customer deposits.

Accounts receivable of $154.7 million at December 31, 1997 increased $25.4 million, or 19.6%, from $129.3 million at the end of 1996. This increase is consistent with the 28.1% increase in fourth quarter sales between the two years. Days' sales were 55.0 at December 31, 1997 compared to 58.9 at the end of 1996 based upon annualized fourth quarter sales for the respective years. This decline is attributable to geographic regions with shorter collection times generating a larger percentage of the Company's net sales in the fourth quarter of 1997. Bad debt expense increased $1.4 million in 1997 over 1996 to $1.7 million, primarily as a result of the rise accounts receivable and the relative aging of those accounts receivable at December 31, 1997 to December 31, 1996.

Inventories rose $40.9 million, or 40.7%, over the prior year to $141.4 million at December 31, 1997. This increase is primarily due to the ramping-up of 200 millimeter and epitaxial expansions and the related consumable supplies and spare parts needed to service those operations. Additionally, polysilicon inventories were replenished to normal operating levels. Accordingly, year-end inventories as a percentage of annualized fourth quarter sales increased from 12.6% at the end of 1996 to 13.8% at December 31, 1997.

Accounts payable decreased $10.7 million or 6.8% compared to the balance at the end of 1996 due to a significant reduction in capital expenditures offset by higher operating costs.

Capital expenditures decreased $217.6 million or 36.9% versus the prior year to $372.4 million. These capital expenditures primarily consisted of the completion of the 200 millimeter facility at MEMC Southwest and expansion of the 200 millimeter epitaxial facility in St. Peters, construction and equipping of the 300 millimeter research and development line in St. Peters, construction of a 300 millimeter integrated development line in Utsunomiya, Japan, expansion of MEMC Pasadena's granular polysilicon capacity to 2700 metric tons and expansion of 200 millimeter epitaxial capacity in Utsunomiya.

Equity infusions in joint ventures decreased $4.1 million to $10.6 million for 1997. The majority of this investment was made in Taisil as it continues the start-up of its operations.

The Company is in the process of performing a critical review of its capital expenditure plans for 1998. The actual amount of capital expenditures will be significantly impacted by market conditions. Capital expenditures during 1998 will be used primarily to expand and equip the 300 millimeter research and development line in St. Peters; to complete construction and equip the 300 millimeter integrated development line in Utsunomiya and to complete the expansion of the granular polysilicon operation at MEMC Pasadena to 2700 metric tons. At December 31, 1997, the Company had $148.6 million of committed capital expenditures.

At December 31, 1997, the Company maintained $656.4 million of committed long-term loan agreements, of which $520.0 million was outstanding. The Company also maintained $202.0 million of short-term lines of credit, of which $112.5 million was outstanding at year-end. The Company's weighted average cost of borrowing was 6.0% at December 31, 1997.


Total debt outstanding increased to $632.5 million at December 31, 1997 from $331.8 million at December 31, 1996. The total debt to total capital ratio at December 31, 1997 was 44.9%.


The Company's liquidity is affected by many factors, some based on the normal ongoing operations of the business and others related to the uncertainties of the industry and global economies. Although the Company's cash requirements will fluctuate based on the timing and extent of these factors, management believes that cash generated from operations, together with the liquidity provided by existing cash balances and borrowing capability, will be sufficient to satisfy commitments for capital expenditures and other cash requirements for the next fiscal year.

In December 1997, the Company signed a non-binding letter of intent to form a polysilicon joint venture with Tokuyama Corporation, the world's second-largest producer of polysilicon, and Marubeni Corporation, one of Japan's leading trading companies. The Company will contribute its existing granular polysilicon operation, and the other parties will contribute cash and technology. The Company will retain a 40% interest in the new joint venture.

Risk Factors

Impact of Downturns in the Semiconductor Industry. MEMC's business depends in large part upon market demand for semiconductors and products utilizing semiconductors. The semiconductor industry historically has been cyclical and has experienced periodic downturns, which have had an adverse impact on the semiconductor industry and suppliers to the semiconductor industry -- including manufacturers of silicon wafers. Overcapacity, inventory reduction and weak pricing in the semiconductor industry, particularly for the DRAM (memory) market, led to reduced orders for silicon wafers that began in the second half of 1996 and gradually recovered throughout 1997. In addition, the Company and its competitors expanded at a faster rate than silicon consumption growth during the past two years, resulting in overcapacity in the silicon wafer industry. The combination of these market conditions led to significant price reductions throughout 1997 that are continuing into 1998. MEMC's ability to reduce expenses during this downturn has been limited by the Company's significant investment in property and equipment, continued investment in research and development, expanded capacity and marketing necessary to maintain extensive worldwide customer service and support capabilities. A continuation of this or any future downturns in the semiconductor industry could have a material adverse effect on MEMC's operating results.

Capacity. MEMC is expanding certain of its manufacturing facilities around the world. These capacity additions require significant capital investment and result in a significant increase in fixed and operating expenses. In addition, the Company has incurred additional indebtedness to finance such expenditures and investments.

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

Highly Competitive Industry. The silicon wafer industry is highly competitive. MEMC faces substantial competition from established silicon wafer manufacturers throughout the world, some of which have substantial financial, technical, engineering and manufacturing resources, particularly from very large, well-capitalized Japanese manufacturers. The Company believes that the Japanese companies with which it competes benefit from their dominance of the technologically advanced Japanese market, which represented approximately 39% of the worldwide silicon wafer market in 1997. In particular, Shin-Etsu Handotai is the largest supplier of silicon wafers in Japan and the world, providing it with the sales and technology base to compete effectively throughout the world. If MEMC were unable to continue to compete effectively with Japanese silicon wafer manufacturers, the Company's operating results could be materially adversely affected.

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

Changing Customer Specifications. The silicon wafer industry is subject to rapid technological change, new and enhanced product specification requirements and manufacturing processes as well as evolving industry standards. The Company's ability to remain competitive will depend upon its ability to develop technologically advanced products and processes, and to meet the increasingly demanding requirements of its customers on a cost-effective basis. As a result, MEMC expects to continue to make a significant investment in research and development.
Despite its past successes, there can be no assurance that the Company will continue to be successful in the introduction, marketing and cost-effective manufacturing of any of its new products, or that MEMC will be able to develop new or enhanced products and processes that satisfy customer needs or achieve market acceptance. The failure to develop, enhance and introduce products and manufacturing processes successfully could have a material adverse effect on the Company's competitive position and operating results.

Limited Number of Principal Customers. Historically, MEMC has sold a significant portion of its products to a limited number of principal customers. In 1997, ten customers generated over one-half of its sales. Likewise, the majority of PHC's sales were to one customer. There can be no assurance that the Company and PHC will realize equivalent sales from their top customers in the future. The loss, or a significant curtailment, of purchases by one or more top customers could have a material adverse effect on MEMC's operating results.

International Operations. The Company expects that international sales will continue to represent a significant percentage of its total sales. In addition, a significant portion of its manufacturing operations is located outside of the United States. MEMC's risk exposure from these sales is primarily limited to the Japanese yen, Deutsche mark and European ecu. The Company's risk exposure from expenses at international manufacturing facilities is concentrated in Italian lira, Japanese yen and Malaysian ringgit. Although MEMC generally hedges receivables denominated in foreign currencies at the time of sale and foreign currency denominated intercompany loans by entering into long dated forward exchange contracts, there can be no assurance that exchange rate fluctuations will not have a material adverse effect on the Company's operations in the future.

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

Manufacturing Interruptions. Interruption of operations at any of the Company's primary manufacturing facilities, including labor disputes, equipment failure, shortages of raw materials or supplies, or other causes could result in delays or cancellations of shipments of silicon wafers. There can be no assurance that alternate capacity would be available on a timely basis or at all, thereby potentially resulting in a loss of customers. The interruption of operations for those or other reasons could materially adversely affect MEMC's operating results.

Dependence on Certain Suppliers. The Company obtains certain of its raw materials from a limited number of suppliers. MEMC believes that it has developed reliable sources for all of its raw materials and that qualified alternative sources could be obtained to supply such materials. Although the Company currently produces approximately one-half of its polysilicon and sources a substantial portion of the remainder under multi-year contracts with major polysilicon producers, a prolonged inability to obtain raw materials, such as polysilicon, or increases in the prices of raw materials resulting from tight supplies, could have a material adverse effect on MEMC's operating results.

Fluctuations in Operating Results. The Company's operating results are subject to quarterly and annual fluctuations principally due to MEMC's dependence on the performance of the semiconductor industry, which historically has been cyclical, as well as to the moderate seasonality of the Company's operations. MEMC attributes such seasonality to the purchasing patterns of its customers and to the fewer number of production days in December, January and February. Additional factors that may influence the Company's operating results include the timing of the receipt of orders from major customers, product mix, competitive pricing pressures and the delay between the incurrence of expenses to further develop marketing and service capabilities and expand capacity, and the realization of benefits from such improved capabilities. Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. These factors are difficult to forecast, and these and other factors could have a material adverse effect on MEMC's quarterly or annual operating results.

Attraction and Retention of Qualified Personnel. The Company is dependent upon a limited number of key management and technical personnel. In addition, MEMC's future success will depend in part upon its ability to attract and retain highly qualified personnel. The Company competes for such personnel with other companies, academic institutions, government entities and other organizations. There can be no assurance the Company will be successful in hiring or retaining qualified personnel, or that any of MEMC's personnel will remain employed by the Company. Any loss of key personnel or the inability to hire and retain qualified personnel could have a material adverse effect on MEMC's operating results.

Volatility of Stock Price. Based on the trading history of the Company's common stock, MEMC believes that factors such as quarterly fluctuations in the Company's financial results, announcements of technological innovations or new products by MEMC or the Company's competitors, the state of the semiconductor industry, pricing in the silicon wafer industry, developments in patent or other proprietary rights and in the Company's relationships with its customers have caused and are likely to continue to cause the market price of MEMC's common stock to fluctuate significantly. Technology company stocks in general have experienced extreme price and volume fluctuations that often have been unrelated to the operating performance of these companies. This market volatility may adversely affect the market price of the Company's common stock. In addition, an actual or anticipated shortfall in net sales, gross margin or net earnings from securities analysts' expectations could have an immediate effect on the trading price of MEMC's common stock in any given period.

Proprietary Information and Intellectual Property. The Company believes that the success of its business depends primarily on its proprietary technology, information and processes and know-how, rather than on patents or trademarks. Nevertheless, MEMC attempts to protect its intellectual property rights with respect to its products and manufacturing processes through patents, trademarks and trade secrets when appropriate as part of its ongoing research, development and manufacturing activities, and has increased its efforts to obtain patent protection for its technology in response to an increase in patent applications by the Company's competitors. Much of MEMC's proprietary information and technology relating to the manufacturing process is not patented and may not be patentable. Therefore, there can be no assurance that the Company will be able to adequately protect its technology, that competitors will not be able to develop similar technology independently, that the claims allowed on any patents held by MEMC will be sufficiently broad to protect the Company's technology or that foreign property laws will adequately protect MEMC's intellectual property rights.

Year 2000. Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. The Company is assessing the readiness of its computer systems to handle dates beyond the year 1999. The Company expects to implement successfully the systems and programming changes necessary to address year 2000 issues, and does not believe that the cost of such actions will have a material adverse effect on the Company's results of operations or financial condition.

Year 2000 issues create risk for the Company from unforeseen problems in its own computer systems and from customers, suppliers, financial institutions and other organizations with which the Company conducts financial transactions worldwide. Such failures by the Company's and/or third parties' computer systems could have a material adverse effect on the Company's ability to conduct business.

Safe Harbor Statement
This Annual Report contains various forward-looking statements and includes assumptions in the letter To Our Stockholders (pages 2-5), Business Overview (pages 6-11) and Management's Discussion and Analysis (pages 13-17) including those concerning MEMC's operations, future results, and trends in the silicon wafer, semiconductor and polysilicon industries. These "forward-looking statements," within the meaning of the Private Securities Litigation Reform Act of 1995, are based on current expectations and are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by the forward-looking statements and related assumptions. Factors that may cause such differences include, but are not limited to, those potential risks and uncertainties described in Risk Factors (pages 17-20) and in the Company's filings with the Securities and Exchange Commission, including its Form 10-K for the year ended December 31, 1997.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Statements of Operations
Year ended December 31,                                                   1997              1996              1995

Dollars in thousands, except share data

Net sales                                                             $986,673        $1,119,500          $886,860
Cost of goods sold                                                     861,914           869,315           663,581
------------------------------------------------------------------------------------------------------------------
      Gross margin                                                     124,759           250,185           223,279

Operating expenses:
    Marketing and administration                                        70,715            79,680            63,893
    Research and development                                            64,457            44,313            31,226
------------------------------------------------------------------------------------------------------------------
      Operating profit (loss)                                          (10,413)          126,192           128,160
------------------------------------------------------------------------------------------------------------------
Nonoperating (income) expense:
    Interest expense                                                    14,743               494            10,953
    Interest income                                                     (2,570)           (5,436)           (7,270)
    Royalty income                                                      (8,186)           (6,158)           (5,934)
    Other, net                                                          (4,070)            7,437            11,479
------------------------------------------------------------------------------------------------------------------
      Total nonoperating (income) expense                                  (83)           (3,663)            9,228
------------------------------------------------------------------------------------------------------------------
      Earnings (loss) before income taxes, equity in income of
        joint ventures and minority interests                          (10,330)          129,855           118,932

Income taxes                                                             2,769            51,942            43,786
------------------------------------------------------------------------------------------------------------------
      Earnings (loss) before equity in income of joint ventures
        and minority interests                                         (13,099)           77,913            75,146
Equity in income of joint ventures                                       5,480            26,716            13,199
Minority interests                                                       3,106            (1,241)           (1,781)
------------------------------------------------------------------------------------------------------------------
Net earnings (loss)                                                   $ (4,513)       $  103,388          $ 86,564
==================================================================================================================
Basic earnings (loss) per share                                       $  (0.11)       $     2.50          $   2.83
Diluted earnings (loss) per share                                     $  (0.11)       $     2.49          $   2.81
==================================================================================================================
Weighted average shares used in computing basic
    earnings (loss) per share                                       41,345,193        41,308,806        30,612,636
Weighted average shares used in computing diluted
    earnings (loss) per share                                       41,345,193        41,534,412        30,838,704
==================================================================================================================




See accompanying notes to consolidated financial statements.



Consolidated Balance Sheets
December 31,                                                                                  1997              1996
Dollars in thousands, except share data

Assets
Current assets:
    Cash and cash equivalents                                                           $   30,053        $   35,096
    Accounts receivable, less allowance for doubtful accounts of
      $3,473 and $2,299 in 1997 and 1996, respectively                                     154,702           129,325
    Income taxes receivable                                                                 14,382             3,882
    Inventories                                                                            141,447           100,505
    Prepaid and other current assets                                                        36,391            49,329
----------------------------------------------------------------------------------------------------------------------
      Total current assets                                                                 376,975           318,137
Property, plant and equipment, net                                                       1,200,827         1,015,145
Investment in joint ventures                                                               112,573           107,718
Excess of cost over net assets acquired, net of accumulated amortization of
    $3,752 and $2,376 in 1997 and 1996, respectively                                        49,772            51,148
Other assets                                                                                54,277            27,324
----------------------------------------------------------------------------------------------------------------------
      Total assets                                                                      $1,794,424        $1,519,472
====================================================================================================================

Liabilities and Stockholders' Equity

Current liabilities:
    Short-term borrowings and current portion of long-term debt                         $  122,476        $   47,130
    Accounts payable                                                                       146,172           156,841
    Accrued liabilities                                                                     48,611            45,386
    Accrued wages and salaries                                                              21,267            25,975
----------------------------------------------------------------------------------------------------------------------
      Total current liabilities                                                            338,526           275,332
Long-term debt, less current portion                                                       510,038           284,701
Pension and similar liabilities                                                             76,837            70,232
Customer deposits                                                                           67,141            48,174
Other liabilities                                                                           26,901            28,923
----------------------------------------------------------------------------------------------------------------------
      Total liabilities                                                                  1,019,443           707,362
----------------------------------------------------------------------------------------------------------------------
Minority interests                                                                          59,227            63,527
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued
      or outstanding in 1997 or 1996                                                            --                --
    Common stock, $.01 par value, 200,000,000 shares authorized, 41,440,369
      and 41,470,971 issued and outstanding in 1997 and 1996, respectively                     414               415
    Additional paid-in capital                                                             574,317           573,351
    Retained earnings                                                                      168,496           173,009
    Cumulative translation adjustment                                                      (25,721)            4,353
    Unearned restricted stock awards                                                          (424)           (1,217)
    Treasury stock, at cost: 36,205 shares in 1997 and 1996                                 (1,328)           (1,328)
----------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                           715,754           748,583
----------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                        $1,794,424        $1,519,472
====================================================================================================================

See accompanying notes to consolidated financial statements.



Consolidated Statements of Cash Flows
Year ended December 31,                                                              1997           1996           1995
Dollars in thousands

Cash flows from operating activities:
    Net earnings (loss)                                                         $  (4,513)     $ 103,388      $  86,564
    Adjustments to reconcile net earnings (loss) to net cash
         provided by operating activities:
             Depreciation and amortization                                        126,913         91,660         67,241
             Minority interests                                                    (3,106)         1,241          1,781
             Equity in income of joint ventures                                    (5,480)       (26,716)       (12,221)
             (Gain) loss on sale of property, plant and equipment                  (4,766)           610          1,494
             Deferred compensation earned                                             596          1,001          6,601
             Changes in assets and liabilities:
                  Accounts receivable                                             (36,051)        32,247        (39,636)
                  Income taxes                                                     (8,794)       (24,127)          (613)
                  Inventories                                                     (46,445)       (11,126)        (3,980)
                  Prepaid and other current assets                                  9,487        (10,638)       (16,591)
                  Deferred taxes                                                  (17,783)        11,546         10,596
                  Accounts payable                                                  3,976         19,221         59,258
                  Accrued liabilities                                               5,967          2,469          6,469
                  Accrued wages and salaries                                       (3,797)         1,749          7,639
                  Customer deposits                                                20,140         58,900             --
                  Other, net                                                       (6,915)        10,480         (6,921)
-------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by operating activities                    29,429        261,905        167,681
-------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
    Capital expenditures                                                         (372,416)      (590,049)      (215,359)
    Proceeds from sale of property, plant and equipment                            21,512            884          2,063
    Equity infusions in joint ventures                                            (10,638)       (14,698)       (29,904)
    Dividend received from unconsolidated joint venture                            11,263             --             --
    Deposit with affiliate                                                             --         55,000        (55,000)
    Notes receivable from affiliates                                                  212          2,376         28,559
-------------------------------------------------------------------------------------------------------------------------
                      Net cash used in investing activities                      (350,067)      (546,487)      (269,641)
-------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
    Proceeds from initial public offering                                              --             --        441,194
    Net short-term borrowings                                                      87,420         14,898        (36,867)
    Proceeds from issuance of long-term debt                                      248,553        222,166        209,500
    Principal payments on long-term debt                                          (18,693)        (2,060)      (340,000)
    Dividends paid                                                                     --             --       (100,000)
    Other                                                                             385          7,275             --
-------------------------------------------------------------------------------------------------------------------------
                      Net cash provided by financing activities                   317,665        242,279        173,827
-------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash and cash equivalents                       (2,070)           207            213
-------------------------------------------------------------------------------------------------------------------------
                      Net increase (decrease) in cash and cash equivalents         (5,043)       (42,096)        72,080
Cash and cash equivalents at beginning of year                                     35,096         77,192          5,112
-------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                        $  30,053      $  35,096     $   77,192
=======================================================================================================================

Supplemental disclosures of cash flow information:
    Interest payments, net of amount capitalized                                $  21,204      $      --     $   13,007
    Income taxes paid                                                              18,020         57,590         34,273
=======================================================================================================================

Supplemental disclosure of noncash investing activity --
    purchase of assets in exchange for notes payable                            $      --      $      --     $   55,000
=======================================================================================================================

See accompanying notes to consolidated financial statements.



Consolidated Statements of Stockholders' Equity

                                      Common Stock
                                    -----------------                                      Unearned
                                        Number        Additional             Cumulative  Restricted
                                     of Shares    Par    Paid-in   Retained Translation       Stock Treasury
                                   Outstanding  Value    Capital   Earnings  Adjustment      Awards    Stock        Total
---------------------------------------------------------------------------------------------------------------------------
Dollars in thousands

Balance at December 31, 1994        21,490,942   $215   $158,884   $ 44,520   $  1,849      $    --  $    --    $ 205,468
    Net earnings                            --     --         --     86,564         --           --       --       86,564
    Issuance of 19,550,000
         common shares in
         public offering            19,550,000    196    440,998         --         --           --       --      441,194
    Stock plans, net                   359,056      3      8,614         --         --       (8,617)      --           --
    Deferred compensation earned            --     --         --         --         --        6,601       --        6,601
    Net translation adjustment              --     --         --         --      2,868           --       --        2,868
    Dividend paid to
         Huls Corporation                   --     --    (38,537)   (61,463)        --           --       --     (100,000)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1995        41,399,998    414    569,959     69,621      4,717       (2,016)      --      642,695
    Net earnings                            --     --         --    103,388         --           --       --      103,388
    Stock plans, net                    70,973      1      3,392         --         --         (202)      --        3,191
    Deferred compensation earned            --     --         --         --         --        1,001       --        1,001
    Net translation adjustment              --     --         --         --       (364)          --       --         (364)
    Repurchase of common stock              --     --         --         --         --           --   (1,328)      (1,328)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996        41,470,971    415    573,351    173,009      4,353       (1,217)  (1,328)     748,583
    Net loss                                --     --         --     (4,513)        --           --       --       (4,513)
    Stock plans, net                   (30,602)    (1)       966         --         --          197       --        1,162
    Deferred compensation earned            --     --         --         --         --          596       --          596
    Net translation adjustment              --     --         --         --    (30,074)          --       --      (30,074)
---------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997        41,440,369   $414   $574,317   $168,496   $(25,721)     $  (424) $(1,328)   $ 715,754
=========================================================================================================================
See accompanying notes to consolidated financial statements.


Notes to Consolidated Financial Statements
Dollars in thousands, except share data

(1)  Organization

MEMC Electronic Materials, Inc. and subsidiaries (the Company) is a manufacturer and leading worldwide supplier of electronic grade silicon wafers for the semiconductor industry. The Company has production facilities directly or through joint ventures in China, Italy, Japan, Malaysia, South Korea, Taiwan and the United States. The Company's customers are located throughout the world.

(2)  Initial Public Stock Offering

On July 12, 1995, the Company completed an initial public stock offering of
19.55 million shares of common stock at an initial offering price of $24 per share. Net proceeds from the offering were $441,194. Prior to the public stock offering, the Company was a wholly owned subsidiary of Huls Corporation. Through Huls AG and other affiliates, Huls Corporation is wholly owned by VEBA AG, a publicly held industrial corporation in Germany. As a result of the public stock offering, Huls Corporation's ownership of the Company was reduced to 51.9%.

(3)  Summary of Significant Accounting Policies

(a) Basis of Presentation
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior period amounts have been reclassified to conform to the current year's presentation.

(b) Principles of Consolidation
The consolidated financial statements include the accounts of MEMC Electronic Materials, Inc. and its wholly and majority owned subsidiaries. Investments of less than 50% in two joint venture companies are accounted for using the equity method. All significant intercompany transactions have been eliminated.

(c) Cash Equivalents
Cash equivalents consist of cash in banks, principally overnight investments and short-term time deposits, with original maturities of three months or less.

(d) Inventories
Inventories are stated at the lower of cost or market. Raw materials and supplies inventories are valued using the first-in, first-out method. Goods in process and finished goods inventory values are based upon standard costs which approximate average costs.

(e) Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line method over estimated service lives as follows:


                                                                   Years
----------------------------------------------------------------------------
Land improvements                                                   6-15
Buildings and building improvements                                10-30
Machinery and equipment                                             3-12
==========================================================================


The Company capitalizes interest costs as part of the cost of constructing facilities and equipment. Interest costs of $15,968, $8,957 and $1,638 were capitalized in 1997, 1996 and 1995, respectively.

(f)  Excess  of Cost Over Net  Assets  Acquired
Excess of cost over net assets acquired is amortized on a straight-line basis over the periods estimated to be benefited, not exceeding 40 years. Excess of cost over net assets acquired is reviewed for impairment whenever events and changes in business circumtances indicate the carrrying value of goodwill and related acquired assets that gave rise to the goodwill may not be recoverable. Impairment losses are recognized if expected future cash flows of the related assets are less than their carrying values. There is no indication of impairment of excess cost over net assets at December 31, 1997 and 1996.

(g) Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount of fair value less costs to sell. There is no indication of impairment of property, plant and equipment at December 31, 1997 and 1996.

(h) Impairment of Investment in Joint Ventures
Impairment of investments in joint ventures is measured by comparing the carrying amount of the asset to future net cash flows expected to be generated by the asset. In addition, the level of commitment of the joint venture's shareholders, the silicon wafer markets serviced by the joint ventures, and the level of customer qualifications at the joint ventures are also considered in assessing the impairment of the Company's investments in joint ventures. There is no indication of impairment of these these investments at December 31, 1997 and 1996.

(i) Revenue Recognition
Revenues are recognized when products are shipped.

(j) Derivative Financial Instruments
The Company enters into forward exchange contracts to manage foreign currency exchange risk relating to current trade receivables with its foreign subsidiaries and current trade receivables with its customers denominated in foreign currencies (primarily Japanese yen and Deutsche marks). The purpose of the Company's foreign currency hedging activities is to protect the Company from the risk that the eventual dollar net cash flows resulting from foreign currency transactions will be adversely affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes.

The Company's forward exchange contracts are accounted for as hedges and, accordingly, gains and losses on those contracts are deferred and recognized at the time of settlement of the related receivables. Deferred gains and losses are included on a net basis in the consolidated balance sheets as either other assets or other liabilities. Upon termination, gains and losses are included in the consolidated statements of operations as other income or expense. If a forward exchange contract is designated as a hedge but is no longer effective, it is marked to market and included in other income or expense in the consolidated statements of operations. A payment or receipt arising from the termination of a forward exchange contract that is effective as a hedge is included in other income or expense in the consolidated statements of operations.

(k) Translation of Foreign Currencies
Assets and liabilities of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated to U.S. dollars using the exchange rates in effect at the balance sheet date. Results of operations are translated using average rates during the period. Adjustments resulting from the translation process are included as a separate component of stockholders' equity.

(l) Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to material differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating losses and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in earnings in the period that includes the enactment date. A valuation allowance has been established for deferred tax assets that the Company believes may not be realized.

No provision is made for U.S. income taxes on unremitted earnings of the Company's non-U.S. subsidiaries, as the retention of such earnings is considered essential for continuing operations, or the additional taxes are considered to be minimal based upon available foreign tax credits.

(m) Earnings Per Share
Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 requires the presentation of basic and diluted earnings per share for 1997 interim and annual periods, and restatement of all prior periods presented. Restated earnings per share information for 1997 and 1996 interim periods is contained in note 18, "Unaudited Quarterly Financial Information."

(n) Stock-Based Compensation
The Company measures its compensation cost of equity instruments issued under employee compensation plans under the provisions of Accounting Principles Board Opinion No. 25 (Opinion 25) and related Interpretations. Compensation expense related to restricted stock awards is recognized over the applicable vesting periods, and the unamortized portion of deferred compensation is reflected as a separate component of stockholders' equity.


(o) Contingencies

Contingent liabilities are disclosed when management believes they are material to Company's financial position. There are no such known contingent liabilities at December 31, 1997.


(4)  Inventories

Inventories consist of the following:


December 31,                                            1997             1996
-------------------------------------------------------------------------------
Dollars in thousands
Raw materials and supplies                          $ 65,369         $ 47,209
Goods in process                                      37,996           27,411
Finished goods                                        38,082           25,885
-------------------------------------------------------------------------------
                                                    $141,447         $100,505
=============================================================================



(5)  Property, Plant and Equipment

Property, plant and equipment consist of the following:


December 31,                                            1997             1996
-------------------------------------------------------------------------------
Dollars in thousands
Land and land improvements                        $   13,055       $   13,782
Buildings and building improvements                  435,740          141,582
Machinery and equipment                            1,001,846          744,485
-------------------------------------------------------------------------------
                                                   1,450,641          899,849
Less accumulated depreciation                        465,384          372,680
-------------------------------------------------------------------------------
                                                     985,257          527,169
Construction in progress                             215,570          487,976
-------------------------------------------------------------------------------
                                                  $1,200,827       $1,015,145
=============================================================================


On June 30, 1995, the Company and Texas Instruments, Inc.(Texas Instruments) formed a joint venture company, MEMC Southwest, to own and operate Texas Instruments' existing silicon wafer manufacturing facility in Sherman, Texas and to construct and operate a new 200 millimeter silicon wafer manufacturing facility. MEMC Southwest is 80% owned by the Company and 20% owned by Texas Instruments. This agreement generated an excess of cost over net assets acquired of approximately $53,000 that is being amortized over 40 years.

On July 31, 1995, the Company acquired the polysilicon production operations of Albemarle Corporation (Albemarle), including Albemarle's production facility in Pasadena, Texas, for approximately $58,000. Based upon an independent valuation, the purchase price was allocated to inventory, property, plant and equipment, and technology rights.

(6)  Investment in Joint Ventures

The Company has a 40% interest in POSCO HULS Company Limited (PHC), a joint stock company formed to manufacture and sell silicon wafers in South Korea, and a 45% interest in Taisil Electronic Materials Corporation (Taisil), a joint stock company formed to manufacture and sell silicon wafers in Taiwan.

During 1997, 1996 and 1995, the Company earned $8,186, $6,158 and $5,934, respectively, from these joint ventures under royalty agreements. Sales by PHC of intermediate and finished product to the Company totaled $32,313, $89,723, and $20,688 in 1997, 1996 and 1995, respectively.

The Company provides PHC and Taisil with debt guarantees totaling $3,743 and $79,805, respectively. At December 31, 1997, PHC and Taisil had $3,743 and $79,805, respectively, in standby letters of credit and borrowings outstanding against these guarantees.

A summary of the results of operations for 1997, 1996 and 1995, and financial position as of December 31, 1997 and 1996 of the Company's unconsolidated investments follows:




December 31,                                1997           1996           1995
--------------------------------------------------------------------------------
Dollars in thousands

Total:
    Net sales                           $277,492       $282,310       $181,009
    Gross profit                          54,120        107,366         57,100
    Net earnings                          15,274         68,847         32,296
==============================================================================
The Company's share:
    Net earnings                        $  5,480       $ 26,716       $ 13,199
==============================================================================
Current assets                          $147,644       $183,588
Noncurrent assets                        565,201        526,375
-----------------------------------------------------------------
    Total assets                         712,845        709,963
-----------------------------------------------------------------
Current liabilities                      155,038        186,167
Noncurrent liabilities                   284,736        286,740
-----------------------------------------------------------------
    Total liabilities                    439,774        472,907
-----------------------------------------------------------------
Interests of others                      160,498        129,338
-----------------------------------------------------------------
    The Company's investment            $112,573       $107,718
=================================================================




The Company's share of undistributed retained earnings of unconsolidated investments was approximately $16,090 and $10,609 at December 31, 1997 and 1996, respectively. In 1997, the Company received a dividend from PHC of $11,263.


(7)  Short-Term Borrowing Agreements and Lines of Credit

The Company has unsecured, committed lines of credit available of approximately $95,000 under short-term loan agreements with an affiliate, renewable through 1998. The interest rate on borrowings is based on a combination of U.S. federal funds and inter-bank offer rates. At December 31, 1997, the Company had approximately $75,000 of borrowings drawn against these lines of credit with an interest rate of 6.3% per annum. Interest expense related to short-term borrowings with an affiliate was $1,667, $181 and $485 in 1997, 1996 and 1995, respectively.

The Company has unsecured borrowings from foreign banks of approximately $37,000 at December 31, 1997, under approximately $62,000 of short-term loan agreements which bear interest at various rates ranging from 1.0% to 10.4% and are renewable annually. The Company also has two unsecured, committed lines of credit available with two banks totaling $45,000 under short-term borrowing agreements, of which the Company had no borrowings drawn at December 31, 1997 or 1996. The interest rate on the borrowings is negotiated at the time of the borrowings.

Commitment fees of 1/8 of 1% are paid on the unused portion of the lines of credit. The Company's weighted average interest rate on short-term borrowings was 1.9% and 4.1% for 1997 and 1996, respectively, and are favorably impacted by interest rates in Japan.


(8)  Long-Term Debt

Long-term debt consists of the following:


December 31,                                                                                1997              1996
--------------------------------------------------------------------------------------------------------------------
Dollars in thousands
Owed to affiliates:
    Note with interest payable semiannually at 6.7%, due in 1998                        $ 25,000          $ 25,000
    Notes with interest payable semiannually at rates ranging from
        2.1% to 7.2%, due in 1999                                                         37,690             8,750
    Notes with interest payable semiannually at rates ranging from
        2.5% to 6.4%, due in 2000                                                         17,690            18,750
    Notes with interest payable semiannually at rates ranging from
        2.9% to 7.2%, due in 2001                                                         77,690           108,750
    Notes with interest payable semiannually at rates ranging from
        3.2% to 7.6%, due in 2002                                                         82,690             8,750
    Note with interest payable semiannually at 6.4%, due in 2003                          40,000            40,000
    Notes with interest payable semiannually at rates ranging from
        6.9% to 7.3%, due in 2004                                                        100,000            50,000
    Note with interest payable semiannually at 7.3%, due in 2005                          75,000                --
--------------------------------------------------------------------------------------------------------------------
Total owed to affiliates                                                                 455,760           260,000
--------------------------------------------------------------------------------------------------------------------
Owed to nonaffiliates:
    Note with interest payable semiannually at 4.1%, due in 1998                           7,690            17,730
    Notes with interest payable semiannually at rates ranging from
        1.7% to 2.2%, due in 2001                                                         15,380                --
    Note with interest payable semiannually at 1.6%, due in 2002                          15,380                --
    Other notes with interest payable semiannually at rates ranging
        from 2.3% to 8.9%, due in 1998 through 2017                                       25,785            26,859
--------------------------------------------------------------------------------------------------------------------
Total owed to nonaffiliates                                                               64,235            44,589
--------------------------------------------------------------------------------------------------------------------
Total long-term debt                                                                     519,995           304,589
Less current portion                                                                       9,957            19,888
--------------------------------------------------------------------------------------------------------------------
                                                                                        $510,038          $284,701
==================================================================================================================


The Company has long-term committed loan agreements of $656 million at December 31, 1997, of which approximately $520 million is outstanding. Commitment fees of 1/8 of 1% are paid on the unused portion of committed loan agreements. The Company has approximately $100,000 of available long-term loan agreements with affiliates at December 31, 1997. Although $25,000 of the Company's long-term debt is scheduled to mature in 1998, it is the Company's intention to refinance these borrowings with available credit facilities maturing in 2004. Consequently, $25,000 has been reclassified to long-term debt at December 31, 1997.

Interest expense related to long-term notes payable to affiliates was $25,633, $7,337 and $4,888 in 1997, 1996 and 1995, respectively.

The aggregate amounts of long-term debt maturing subsequent to December 31, 1997 are as follows:


Dollars in thousands
1998                                                      $  9,957
1999                                                        42,102
2000                                                        22,594
2001                                                        95,897
2002                                                       100,263
Thereafter                                                 249,182
------------------------------------------------------------------
                                                          $519,995
==================================================================


In October 1996, the Company entered into a financing arrangement with the City of O'Fallon, Missouri related to the expansion of the Company's St. Peters, Missouri facility. In total, approximately $252 million of industrial revenue bonds were issued to the Company by the City of O'Fallon, of which $210 million and $159 million of bonds were outstanding at December 31, 1997 and 1996, respectively.

The bonds were exchanged by the City of O'Fallon for the assets related to the expansion, which were then leased by the Company for a period of 10 years for machinery and equipment and 15 years for building and building improvements. The Company has the option to purchase the machinery and equipment at the end of five years and the building and building improvements at the end of 10 years. The industrial revenue bonds bear interest at a rate of 6% per annum and mature concurrent with the annual payments due under the terms of the lease.

The Company has classified the leased assets as property, plant and equipment and has established a capital lease obligation equal to the outstanding principal balance of industrial revenue bonds. Lease payments may be made by tendering an equivalent portion of the industrial revenue bonds. As the capital lease payments to the City of O'Fallon may be satisfied by tendering industrial revenue bonds (which is the Company's intention), the capital lease obligation, industrial revenue bonds and related interest expense and interest income, respectively, have been offset for presentation purposes in the consolidated financial statements.

(9)  Stockholders' Equity

Preferred Stock
The Company has 50,000,000 authorized shares of $.01 per share par value preferred stock. The Board of Directors is authorized, without further action by the stockholders, to issue any or all of the preferred stock.

Common Stock
Holders of the $.01 per share par value common stock are entitled to one vote for each share held on all matters submitted to a vote of the stockholders. Subject to the rights of any holders of preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors. In the event of liquidation, dissolution or winding up of the Company, holders of the common stock are entitled to share ratably in the distribution of all assets remaining after payment of liabilities, subject to the rights of any holders of preferred stock.

Stock-Based Compensation
The Company has an Equity Incentive Plan (the Plan) that provides for the award of incentive and non-qualified stock options, restricted stock and performance shares. Total shares available for grant under the Plan are 3,597,045. Non-qualified stock options to employees are typically granted on January 1 and vest at a rate of 25% annually over four years. Non-qualified stock options to non-employee directors are also typically granted on January 1 but vest at a rate of 33 1/3% annually over three years. The exercise price of each option equals the market price of the Company's common stock on the date of the grant, and each option's maximum term is 10 years. Total restricted shares awarded in 1997, 1996 and 1995 were 1,300, 38,200 and 359,056, respectively, with weighted average fair values of $22.50, $33.46 and $24, respectively. Total compensation cost recognized for these awards in 1997, 1996 and 1995 was $596, $1,001 and $6,601, respectively.

The Company applies Opinion 25 and related Interpretations in accounting for the Plan. Accordingly, no compensation cost has been recognized for non-qualified stock options granted under the Plan. Had compensation cost been determined for the Company's non-qualified stock options based on the fair value at the grant dates consistent with the alternative method set forth under SFAS No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings (loss) and basic and diluted earnings (loss) per share would have been reduced to the pro forma amounts indicated below:


Year ended December 31,                           1997        1996        1995
-------------------------------------------------------------------------------
Dollars in thousands
Net earnings (loss):
    As reported                               $(4,513)    $103,388     $86,564
    Pro forma                                  (6,551)     101,820      85,019
Basic earnings (loss) per common share:
    As reported                                 (0.11)        2.50        2.83
    Pro forma                                   (0.16)        2.46        2.78
Diluted earnings (loss) per common share:
    As reported                                 (0.11)        2.49        2.81
    Pro forma                                   (0.16)        2.45        2.76
==============================================================================


The fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995, respectively: risk-free interest rate of 6.1%, 6.5% and 6.5% expected life of six years for all periods; expected volatility of 44.8%, 36.4% and 35.0%; expected dividends of zero percent for all periods.

A summary of the Company's Plan activity with respect to stock options is presented below:

                                                                                 Weighted                  Weighted
                                                                                  Average        Average Fair Value
                                                              Shares         Option Price        of Options Granted
Year ended December 31, 1997
-------------------------------------------------------------------------------------------------------------------
Outstanding at beginning of year                             965,838               $25.32
Granted                                                      177,352                22.56                    $11.94
Exercised                                                    (12,298)               27.23
Canceled                                                    (106,600)               24.36
-------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                 1,024,292               $24.92
===================================================================================================================
Options exercisable at year-end                              516,674               $24.77
===================================================================================================================
Year ended December 31, 1996
Outstanding at beginning of year                             914,694               $24.00
Granted                                                      141,300                32.99                    $15.54
Exercised                                                    (36,333)               24.00
Canceled                                                     (53,823)               24.00
-------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                   965,838               $25.32
===================================================================================================================
Options exercisable at year-end                              146,733               $24.53
===================================================================================================================
Year ended December 31, 1995
Outstanding at beginning of year                                  --                   --
Granted                                                      918,294               $24.00                    $11.07
Exercised                                                         --                   --
Canceled                                                      (3,600)               24.00
-------------------------------------------------------------------------------------------------------------------
Outstanding at end of year                                   914,694               $24.00
===================================================================================================================
Options exercisable at year-end                                   --                   --
===================================================================================================================




A summary of information about non-qualified stock options outstanding at December 31, 1997 is presented below:


                                                                         Options Outstanding
                                                   -----------------------------------------------------------
                                                              Number      Weighted Average            Weighted
Range of                                              Outstanding at             Remaining             Average
Exercise Prices                                    December 31, 1997      Contractual Life      Exercise Price
$24.00                                                       727,042             7.5 years              $24.00
 32.625-49.500                                               130,400             8.0 years               33.02
 22.500-29.000                                               166,850             9.0 years               22.57
--------------------------------------------------------------------------------------------------------------
$22.500-49.500                                             1,024,292             7.8 years              $24.92
==============================================================================================================


                                                                                  Options Outstanding
                                                                     -----------------------------------------
Range of                                                             Number Exercisable at    Weighted Average
Exercise Prices                                                          December 31, 1997      Exercise Price
$24.00                                                                             457,849              $24.00
 32.625-49.500                                                                      46,625               32.90
 22.500-29.000                                                                      12,200               22.50
--------------------------------------------------------------------------------------------------------------
$22.500-49.500                                                                     516,674              $24.77
==============================================================================================================


In the fourth quarter of 1995, restrictions lapsed on 263,056 shares of restricted stock based upon the market price of the Company's common stock appreciating 55% over the initial public offering price. This resulted in a charge to compensation expense of approximately $5.8 million.

(10)  Earnings Per Share

A reconciliation of the numerator and denominator of the earnings (loss) per share calculations is provided for all periods presented. The numerator for basic and diluted earnings (loss) per share is net earnings (loss) for all periods presented. The denominator for basic and diluted earnings (loss) per share for 1997, 1996 and 1995 follows:


Year ended December 31,                                         1997                  1996                1995
--------------------------------------------------------------------------------------------------------------
Weighted average shares used for
    basic earnings (loss) per share                       41,345,193            41,308,806          30,612,636
Effect of dilutive securities:
    Restricted stock                                              --                74,579             169,199
    Stock options                                                 --               151,027              56,869
--------------------------------------------------------------------------------------------------------------
Weighted average shares used for
    diluted earnings (loss) per share                     41,345,193            41,534,412          30,838,704
==============================================================================================================


Options to purchase 119,300 shares of common stock at $32.63 per share were outstanding during 1997 but were not included in the computation of diluted earnings (loss) per share because the options' exercise price was greater than the average market price of the common shares. The options, which expire on January 1, 2006, were outstanding at December 31, 1997.

On January 1, 1998, the Company granted options to purchase 821,100 shares of common stock at $15.25 per share. These options will expire on January 1, 2008. In addition, the Company repurchased 235,900 shares of common stock during January 1998.

(11)  Income Taxes

Earnings (loss) before income taxes, equity in income of joint ventures and minority interests are as follows:


Year ended December 31,                                         1997                  1996                1995
--------------------------------------------------------------------------------------------------------------
Dollars in thousands
U.S.                                                       $(59,702)              $ 57,200            $ 56,598
Foreign                                                      49,372                 72,655              62,334
--------------------------------------------------------------------------------------------------------------
                                                           $(10,330)              $129,855            $118,932
==============================================================================================================



Income tax expense consists of the following:


                                                             Current              Deferred               Total
--------------------------------------------------------------------------------------------------------------
Dollars in thousands
Year ended December 31, 1997:
    U.S. federal                                            $(5,764)             $(18,712)           $(24,476)
    State and local                                            (924)                 (398)             (1,322)
    Foreign                                                  25,766                 2,801              28,567
-------------------------------------------------------------------------------------------------------------
                                                            $19,078              $(16,309)           $  2,769
=============================================================================================================

Year ended December 31, 1996:
    U.S. federal                                            $ 5,425              $  5,420            $ 10,845
    State and local                                           2,778                  (133)              2,645
    Foreign                                                  33,756                 4,696              38,452
-------------------------------------------------------------------------------------------------------------
                                                            $41,959              $  9,983            $ 51,942
=============================================================================================================

Year ended December 31, 1995:
    U.S. federal                                            $20,117              $     29            $ 20,146
    State and local                                           2,370                     2               2,372
    Foreign                                                  27,960                (6,692)             21,268
-------------------------------------------------------------------------------------------------------------
                                                            $50,447              $ (6,661)           $ 43,786
=============================================================================================================


Income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 35% in 1997, 1996 and 1995 to earnings (loss) before income taxes, equity in income of joint ventures and minority interests as a result of the following:




Year ended December 31,                                        1997                   1996                1995
--------------------------------------------------------------------------------------------------------------
Dollars in thousands
Income tax at federal statutory rate                        $(3,616)               $45,449             $41,626
Increase (reduction) in income taxes
    resulting from:
         Change in the balance of the valuation
             allowance for deferred tax assets
             allocated to income tax expense                 (4,738)                (3,200)             (1,811)
         Foreign tax differences                             13,511                 12,323               6,479
         Amortization and depreciation
             recorded for acquired assets with
             different financial reporting and
             historical tax bases                              (507)                  (636)             (1,083)
         State income taxes, net
             of federal benefit                                (859)                 1,719               1,542
         Investment incentives                                 (916)                (1,809)             (7,903)
         Other, net                                            (106)                (1,904)              4,936
--------------------------------------------------------------------------------------------------------------
                                                            $ 2,769                $51,942             $43,786
==============================================================================================================


The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:


December 31,                                                                                      1997              1996
------------------------------------------------------------------------------------------------------------------------

Dollars in thousands
Deferred tax assets:
    Inventory, principally due to additional costs inventoried for tax purposes and/or financial reserves recorded to state
         inventories at net realizable values                                                 $  5,584          $  3,660
    Accruals for expenses currently not deductible for tax purposes                             11,115             7,759
    Pension, medical and other employee benefits, principally due
         to accrual for financial reporting purposes                                            31,838            29,575
    Net operating loss carryforwards                                                            14,175             3,439
    Investment tax credit carryforwards                                                          1,456             1,456
    Alternative minimum tax credit carryforwards                                                 3,737                --
    Foreign tax credit carryforwards                                                            21,407                --
    Other                                                                                          498               371
------------------------------------------------------------------------------------------------------------------------
         Total gross deferred tax assets                                                        89,810            46,260
    Less valuation allowance                                                                   (11,408)          (16,298)
------------------------------------------------------------------------------------------------------------------------
         Net deferred tax assets                                                                78,402            29,962
------------------------------------------------------------------------------------------------------------------------
Deferred tax liabilities:
    Property, plant and equipment, principally due to differences
         in depreciation and capitalized interest                                              (45,480)          (16,532)
    Other                                                                                       (4,244)             (710)
------------------------------------------------------------------------------------------------------------------------
         Total deferred tax liabilities                                                        (49,724)          (17,242)
------------------------------------------------------------------------------------------------------------------------
         Net deferred tax assets                                                              $ 28,678          $ 12,720
========================================================================================================================


Net deferred tax assets were classified in the consolidated balance sheets as follows:



December 31,                                                                                      1997              1996
------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
Current deferred tax assets, net                                                               $13,206           $14,861
Noncurrent deferred tax assets (liabilities), net                                               15,472            (2,141)
------------------------------------------------------------------------------------------------------------------------
                                                                                               $28,678           $12,720
========================================================================================================================


Current deferred tax assets, net are included in prepaid and other current assets. Noncurrent deferred tax assets (liabilities), net are included in other assets or other liabilities.

As of December 31, 1997, the Company has regular tax net operating loss carryforwards for federal and state income tax purposes of $28,062 and $47,537, respectively. The Company also has foreign tax credit carryforwards of $21,407, AMT credit carryforwards of $3,737 and net investment tax credit carryforwards available of $1,456. Utilization of $7,053 of loss carryforwards and all of the investment tax credit carryforwards are subject to limitation under Internal Revenue Code Sections 382 and 383, respectively. Pursuant to these Internal Revenue Code Sections, the amount of combined loss and tax credit carryforwards that may be utilized is limited to approximately $2,000 per year. Under Internal Revenue Service regulations, the investment tax credit carryforwards are not permitted to reduce income tax expense until the year 2000.

(12)  Commitments and Contingencies

The Company leases buildings, equipment and automobiles under operating leases. Rental expense under these leases was $23,789, $17,262 and $7,527 in 1997, 1996 and 1995, respectively. Minimum aggregate future rental obligations under leases having remaining terms of one year or more at December 31, 1997, are as follows:



Dollars in thousands
1998                                               $26,835
1999                                                22,443
2000                                                13,567
2001                                                 4,778
2002                                                 1,717
Thereafter                                          15,300
----------------------------------------------------------
                                                   $84,640
==========================================================


(13)  Pension Plans and Other Retirement Benefits

The Company has a noncontributory defined benefit plan covering most U.S. employees. Benefits for these plans are based on years of service and qualifying compensation during the final years of employment. The Company complies with federal funding requirements.

The Company also has a nonqualified plan under the Employee Retirement Income Security Act of 1974, which provides benefits not otherwise payable under the above plans due to Internal Revenue Code restrictions. Eligibility for participation in this plan requires coverage under the above plan and other specific circumstances.

Net periodic pension cost consists of the following:


Year ended December 31,                                         1997                  1996                1995
--------------------------------------------------------------------------------------------------------------
Dollars in thousands
Service cost (benefits
    earned during the period)                               $  8,178               $ 6,449             $ 4,336
Interest cost on projected
    benefit obligation                                         7,937                 6,121               4,677
Actual return on plan assets                                 (11,391)               (8,663)             (8,870)
Net amortization and deferral                                  6,340                 3,858               5,568
--------------------------------------------------------------------------------------------------------------
    Net periodic pension cost                               $ 11,064               $ 7,765             $ 5,711
==============================================================================================================



The following table summarizes the actuarial present value of benefit obligations and the funded status of the Company's plans:


                                                              Accumulated Benefits                  Assets Exceed
                                                                 Exceed Assets                   Accumulated Benefits
December 31,                                                  1997              1996              1997             1996
-----------------------------------------------------------------------------------------------------------------------
Dollars in thousands

Actuarial present value of:
    Vested benefit obligation                              $ 6,920           $ 7,832          $ 77,991          $55,868
=======================================================================================================================
    Accumulated benefit obligation                         $ 7,698           $ 9,061          $ 90,897          $67,191
=======================================================================================================================
Projected benefit obligation                               $ 8,457           $ 9,897          $122,223          $92,182
Plan assets at fair value                                      547               552            93,067           76,747
-----------------------------------------------------------------------------------------------------------------------
Projected benefit obligation in
    excess of plan assets                                    7,910             9,345            29,156           15,435
Unrecognized net loss from
    past experience                                         (4,613)           (4,095)          (11,598)          (7,268)
Unrecognized prior service cost                               (296)             (374)           (7,058)              52
Unrecognized net transition asset                               --                --                30               35
Additional minimum liability                                 4,282             3,982                --               --
-----------------------------------------------------------------------------------------------------------------------
    Accrued pension expense                                $ 7,283           $ 8,858          $ 10,530          $ 8,254
=======================================================================================================================



The assumed discount rate, rate of increase in compensation levels and the expected long-term rate of return on assets used in the actuarial calculations in 1997 were 7.0%, 4.5% and 8.0%, respectively, and in 1996 were 7.5%, 4.5% and 8.0%, respectively. Plan assets consist principally of insurance contracts, marketable securities including common stocks, bonds and interest-bearing deposits.

The Company has pension plans for its foreign subsidiaries. The aggregate pension expense and liability are not material to the consolidated financial statements.

(14)  Other Postretirement and Postemployment Benefit Plans

The Company sponsors a health care plan that provides postretirement medical benefits to full-time U.S. employees who meet minimum age and service requirements. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. The Company's policy is to fund the cost of medical benefits in amounts determined at the discretion of management.

Net periodic postretirement benefit cost consists of the following:


Year ended December 31,                                         1997                  1996                1995
-----------------------------------------------------------------------------------------------------------------------
Dollars in thousands
Service cost                                                  $2,441                $2,552              $1,832


Interest cost                                                  3,468                 3,435               3,055
Amortization of unrecognized prior service cost                 (206)                   --                  --
Amortization of (gains) losses                                   (76)                    3                (111)
-----------------------------------------------------------------------------------------------------------------------
    Net periodic postretirement benefit cost                  $5,627                $5,990              $4,776
=======================================================================================================================


 The following table presents the plan's accrued postretirement benefit cost:


December 31,                                                                          1997                1996
--------------------------------------------------------------------------------------------------------------
Dollars in thousands
Accumulated postretirement benefit obligation:
    Retirees                                                                       $ 6,418             $ 4,852
    Fully eligible active plan participants                                         10,208              10,541
    Other active plan participants                                                  22,125              35,664
    Unrecognized prior service cost                                                 14,855                 922
    Unrecognized net gain (loss) relating to changes
         in actuarial assumptions                                                    1,233              (1,993)
--------------------------------------------------------------------------------------------------------------
             Accrued postretirement benefit cost                                   $54,839             $49,986
==============================================================================================================


For measurement purposes, a 7.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1997; the rate was assumed to decrease gradually to 5.0% by the year 2002 and remain at that level thereafter. For 1996, an 8.5% annual rate of increase was assumed, decreasing gradually to 5.5% by the year 2001. The health care cost trend rate assumption may have a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by 1% in each year would increase the accumulated postretirement benefit obligation as of December 31, 1997 and 1996 by $138 and $4,702, respectively; and the aggregate of the service and interest cost components of net periodic postretirement benefit cost for 1997 and 1996 by $506 and $708, respectively.

The weighted average discount rates used in determining the accumulated postretirement benefit obligation were 7.0% and 7.5% at December 31, 1997 and 1996, respectively.

(15)  Retirement Savings Plan

The Company sponsors a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all U.S. salaried and hourly employees with more than one year of service. Company contributions included in results of operations totaled $4,138, $3,656 and $3,091 for 1997, 1996 and 1995, respectively.

(16)  Major Customers and Concentration of Credit Risk

The Company sells products to customers in the semiconductor industry which are located in various geographic regions including the United States, Europe, Japan and Asia Pacific. The primary customers in this industry are well capitalized and the concentration of credit risk is considered minimal due to the Company's customer base. Sales to the Company's largest customer were 20.0% and 16.8% of net sales in 1997 and 1996, respectively. No other customer constituted 10% or more of net sales in 1997, 1996 or 1995.

(17)  Disclosures About the Fair Value of Financial Instruments

The carrying amount of the Company's cash, accounts receivable, income taxes receivable, accounts payable and accrued liabilities approximates fair value due to the short maturity of these instruments. Consequently, such instruments are not included in the table below which provides information regarding the estimated fair values of other financial instruments, both on and off balance sheet, as follows:



December 31,                                                         1997                              1996
-------------------------------------------------------------------------------------------------------------------------
                                                          Carrying         Estimated          Carrying        Estimated
                                                            Amount        Fair Value            Amount       Fair Value
-------------------------------------------------------------------------------------------------------------------------
Dollars in thousands
Long-term debt                                            $519,995          $522,970          $304,589         $303,441
Unrealized gain (loss) on
    foreign currency contracts                              (3,437)            5,332            (1,998)          (1,105)
=========================================================================================================================


The fair value of each long-term debt facility is based upon the amount of future cash flows associated with each instrument discounted at the Company's current borrowing rate for similar debt instruments of comparable terms.

The Company has entered into forward exchange contracts with Huls AG to manage foreign currency exchange risk relating to current trade sales with its foreign subsidiaries and current trade sales with its customers denominated in foreign currencies (primarily Japanese yen and Deutsche marks), and relating to foreign currency denominated intercompany loans. The Company believes its hedging arrangements with Huls AG allow for transactions on a basis that is comparable to terms available from unrelated third party financial intermediaries.

At December 31, 1997, the Company had forward contracts outstanding with a total contract value of $82,476. The fair value of the forward contracts was a net gain to the Company of $5,332, as measured by the amount that would have been paid to liquidate and repurchase all open forward contracts as of December 31, 1997. Deferred losses totaled $3,437 and $1,998 at December 31, 1997 and 1996, respectively.

(18)  Unaudited Quarterly Financial Information



                                                            First            Second             Third            Fourth
1997:                                                     Quarter           Quarter           Quarter           Quarter
-----------------------------------------------------------------------------------------------------------------------
Dollars in thousands, except share data

Net sales                                                 $222,284          $245,780          $260,026         $258,583
Gross margin                                                28,069            30,832            36,170           29,688
Earnings (loss) before equity
    in income (loss) of joint ventures
    and minority interests                                  (1,337)            4,315              (111)         (15,966)
Equity in income (loss) of joint
    ventures                                                (1,891)           (1,205)           (3,737)          12,313
Minority interests                                             333             1,109             1,883             (219)
Net earnings (loss)                                         (2,895)            4,219            (1,965)          (3,872)
Basic earnings (loss) per share                              (0.07)             0.10             (0.05)           (0.09)
Diluted earnings (loss) per share                            (0.07)             0.10             (0.05)           (0.09)
Market price:
    High                                                    29 3/4            38 1/4            38 7/8               30
    Low                                                     22 1/4            22 7/8            25 5/8          14 7/16

1996:
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                 $289,811          $324,331          $303,525         $201,833
Gross margin                                                79,322            90,833            66,491           13,539
Earnings (loss) before equity in
    income of joint ventures
    and minority interests                                  32,230            36,242            19,423           (9,982)
Equity in income of joint ventures                           9,015            11,379             1,763            4,559
Minority interests                                          (1,515)             (890)              270              894
Net earnings (loss)                                         39,730            46,731            21,456           (4,529)
Basic earnings (loss) per share                               0.96              1.13              0.52            (0.11)
Diluted earnings (loss) per share                             0.96              1.12              0.52            (0.11)
Market price:
    High                                                    37 1/4                55            40 5/8           28 1/2
    Low                                                     26 1/2            36 1/4            20 1/4           16 3/4


The Company intends to retain all net earnings to fund the development of its business, and does not anticipate paying dividends in the foreseeable future. The declaration and payment of future dividends by the Company, if any, will be at the sole discretion of the Board of Directors.

(19)  Geographic Segments

The Company is engaged in one line of business--the design, manufacture and sale of electronic grade silicon wafers for the semiconductor industry.

Geographic financial information is as follows:


                                                   United
                                                   States         Europe          Japan   Eliminations          Total
---------------------------------------------------------------------------------------------------------------------
Dollars in thousands
Net sales to customers:
    1997                                       $  672,370       $210,225       $104,078   $        --     $  986,673
    1996                                          729,950        262,311        127,239            --      1,119,500
    1995                                          545,652        216,084        125,124            --        886,860
====================================================================================================================
Transfers between geographic areas:
    1997                                       $  133,836       $ 64,208       $ 67,983   $  (266,027)    $       --
    1996                                          132,119         40,834         50,478      (223,431)            --
    1995                                          114,843         34,281         40,673      (189,797)            --
=====================================================================================================================
Operating profit (loss):
    1997                                       $  (63,751)      $ 62,001       $ (8,663)  $        --     $  (10,413)
    1996                                           44,137         70,819         11,236            --        126,192
    1995                                           65,725         58,052          4,383            --        128,160
=====================================================================================================================
Identifiable assets:
    1997                                       $2,363,744       $227,194       $276,426   $(1,072,940)    $1,794,424
    1996                                        1,802,324        231,214        231,790      (745,856)     1,519,472
    1995                                        1,250,996        221,939        205,366      (576,134)     1,102,167
=====================================================================================================================


Net sales to customers are based upon the location of the Company's subsidiary, not the location of the customer. Identifiable assets are the Company's assets in the respective geographic area.

The United States segment had export sales to the Asia Pacific region (including Japan) of $117,201, $161,918 and $139,627 for 1997, 1996 and 1995,
respectively.

The Company expects that international sales will continue to represent a significant percentage of its total sales. In addition, a significant portion of its manufacturing operations is located outside of the United States. International sales and operations may be adversely affected by the imposition of governmental controls, fluctuations in the local or U.S. dollar currencies, export license requirements, restrictions on the export of technology, political instability, trade restrictions, changes in tariffs and difficulties in staffing and managing international operations.

Independent Auditors' Report


The Board of Directors
MEMC Electronic Materials, Inc.:

We have audited the accompanying consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                             /s/ KPMG LLP


St. Louis, Missouri
January 26, 1998



                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


1.  FINANCIAL STATEMENTS

      The following consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Part II of this Report:

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



      Valuation and Qualifying Accounts                                                      F-_

      Financial Statements of POSCO HULS Co., Ltd.:

          Independent Auditors' Report of KPMG San Tong Corp.                                F-_

          Balance sheets as of December 31, 1997 and 1996                                    F-_

          Statements of Earnings -- Years ended December 31, 1997 and 1996, and
             December 31, 1995 (unaudited)                                                   F-_

          Statements of Appropriation (Disposition) of Retained Earnings
             (Deficit) -- Years ended December 31, 1997 and 1996, and
             December 31, 1995 (unaudited)                                                   F-_


          Statements of Cash Flows -- Years ended December 31, 1997 and 1996, and
             December 31, 1995 (unaudited)                                                   F-_

          Notes to Financial Statements                                                      F-_

      Financial Statements of Taisil Electronic Materials Corporation:

          Independent Auditors' Report of KPMG Certified Public Accountants                  F-__

          Balance sheets as of December 31, 1997, and December 31, 1996 (unaudited)          F-__

          Statements of Operations -- Years ended December 31, 1997, and
             December 31, 1996 and 1995 (unaudited)                                          F-__

          Statements of Changes in Stockholders' Equity -- Years ended
              December 31, 1997, and December 31, 1996 and 1995 (unaudited)                  F-__

          Statements of Cash Flows -- Years ended December 31, 1997, and
             December 31, 1996 and 1995 (unaudited)                                          F-__

          Notes to Financial Statements                                                      F-__


3.   Exhibits

     See the Exhibit Index beginning at page _ of this report. For a listing of all management contracts and compensatory plans or arrangements required to be filed as exhibits to this report, see the Exhibits listed under Exhibit nos. 10-n through 10-r and Exhibit nos. 10-aa, 10-oo, 10-pp, 10-xx, 10-yy, 10-ggg, 10-hhh, 10-iii, 10-nnn, 10-ooo, and 10-ppp of the Exhibit Index. The following Exhibits listed in the Exhibit Index are filed with this report.


  23-a    Consent of KPMG LLP
  23-b    Consent of KPMG San Tong Corp.
  23-c    Consent of KPMG Certified Public Accountants
  27 Financial Data Schedule for the Fiscal Year Ended December 31, 1997 (filed electronically with the SEC only)
  27-a Restated Financial Data Schedule for the Fiscal Year ended December 31, 1996 (filed electronically with the SEC only)
  27-b Restated Financial Data Schedule for the Nine Months ended September 30, 1996 (filed electronically with the SEC only)
  27-c Restated Financial Data Schedule for the Six Months ended June 30, 1996 (filed electronically with the SEC only)


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


Date:  March 2, 1999

                                                  MEMC ELECTRONIC MATERIALS, INC.
                                                          AND SUBSIDIARIES

                                          Schedule II - Valuation and Qualifying Accounts

                                               Balance at      Charged to         Charged to                     Balance at
                                                Beginning       Costs and       Other Accounts-   Deductions-      End of
Dollars in thousands                            of Period        Expenses          Describe        Describe        Period
                                                ---------        --------          --------        --------        ------
Allowance for doubtful accounts:

   Year ended December 31, 1995                   1,680             338              30(FB)          (8)(FB)        2,040

   Year ended December 31, 1996                   2,040             295               0             (36)(FA)(FB)    2,299

   Year ended December 31, 1997                   2,299           1,700               0             (526)(FA)(FB)   3,473
                                                  =====           =====              ==             ====            =====

Inventory reserves:

   Year ended December 31, 1995                   3,891           3,921(FD)           0             (3,380)(FC)     4,432

   Year ended December 31, 1996                   4,432           6,576(FD)           0             (4,063)(FC)     6,945

   Year ended December 31, 1997                   6,945           5,902(FD)           0             (4,984)(FC)     7,863
                                                  =====           =====              ==              =====          =====


(FA) Currency fluctuations
(FB) Write-off of uncollectible accounts
(FC) Write-off of inventory
(FD) Charged to cost of goods sold

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

As discussed in note 1(a) to the financial statements, due to a change in reporting currency effected from January 1, 1997, the accompanying 1996 and 1995 financial statements have been restated to the new reporting currency of United States dollars.

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



                                            /s/ KPMG San Tong Corp.


Seoul, Korea
January 10, 1998, except as to note 18 which is as of February 9, 1999

                              POSCO HULS CO., LTD.

                                 BALANCE SHEETS

                           December 31, 1997 and 1996

                (In thousands of U.S. dollars, except share data)


Assets                                                                                  1997               1996
                                                                                  ----------------   ---------------
Current assets:
    Cash and cash equivalents (note 2)                                           $          20,217            41,345
    Marketable securities                                                                      295             3,553
    Notes and account receivable, less allowance
       for doubtful accounts of $147 in 1997
       and $159 in 1996 (note 10)                                                           14,561            15,703
    Inventories (note 3)                                                                    29,892            48,381
    Prepaid expenses and other current assets (notes 4 and 10)                               3,713             5,757
                                                                                  ----------------   ---------------
       Total current assets                                                                 68,678           114,739
                                                                                  ----------------   ---------------
Investments and other assets (note 6)                                                        7,795            13,298
Fixed assets, less accumulated
    depreciation (notes 5, 7 and 8)                                                        113,437           246,837
Deferred foreign currency translation loss                                                  44,046                 -
                                                                                  ----------------   ---------------

                                                                                 $         233,956           374,874
                                                                                  ================   ===============
Liabilities and Stockholders' Equity

Current liabilities:
    Notes and accounts payable (note 10)                                                     3,141             1,790
    Short-term borrowings (note 5)                                                           8,834             2,627
    Accounts payable - other (note 10)                                                       7,083            10,275
    Current portion of long - term liabilities
       (notes 5, 8, 12 and 13)                                                              39,745            48,150
    Accrued expenses and other current liabilities                                           2,462            35,362
                                                                                  ----------------   ---------------
       Total current liabilities                                                            61,265            98,204
Retirement and severance benefits (note 11)                                                  3,873             4,968
Bonds issued (note 12)                                                                           -            23,323
Long-term debt, less current portion (notes 5 and 13)                                       77,981            76,518
Long-term obligations under financing leases (note 8)                                       39,180            47,047
                                                                                  ----------------   ---------------
       Total liabilities                                                                   182,299           250,060
                                                                                  ----------------   ---------------
Stockholders' equity (notes 10 and 14):

    Common stock of $2.95 par value
       Authorized - 20,000,000 shares
       Issued and outstanding -
           17,200,000 shares in 1997 and 1996                                              112,175           112,175
    Appropriated retained earnings (note 14)                                                18,403            17,582
    Unappropriated retained earnings                                                        11,898             6,749
    Cumulative translation adjustment                                                      (90,819)          (11,692)
                                                                                  -----------------  ----------------
       Total stockholders' equity                                                           51,657           124,814
                                                                                  ----------------   ---------------

Commitments and contingencies (note 16)

                                                                                 $         233,956           374,874
                                                                                  ================   ===============

See accompanying notes to financial statements.

                              POSCO HULS CO., LTD.

                             STATEMENTS OF EARNINGS

                  Years ended December 31, 1997, 1996 and 1995

              (In thousands of U.S. dollars, except per share data)




                                                                     1997               1996               1995
                                                               ---------------    ----------------   ---------------
                                                                                                        (Unaudited)

Sales (note 10)                                               $        215,938             275,096           180,461

Cost of goods sold (note 10)                                           169,388             176,833           133,354
                                                               ---------------    ----------------   ---------------

           Gross profit                                                 46,550              98,263            47,107

Selling, general and administrative expenses                            10,143              10,719             6,285
                                                               ---------------    ----------------   ---------------

           Operating income                                             36,407              87,544            40,822
                                                               ---------------    ----------------   ---------------

Other income (deductions):
    Interest income                                                      5,634               4,910             3,205
    Interest expense                                                   (16,894)            (18,213)          (18,836)
    Foreign currency translation
       and exchange gain (loss), net                                     5,887              (9,230)            2,502
    Amortization of deferred foreign
       currency translation loss                                       (15,139)                  -            (5,419)
    Loss of inventory valuation                                         (3,953)                  -
    Other, net                                                          (4,640)             (2,215)            2,776
                                                               ----------------   -----------------  ---------------

                                                                       (29,105)            (24,748)          (15,772)
                                                               ----------------   -----------------  ----------------

           Earnings before income taxes                                  7,302              62,796            25,050

Income taxes (note 15)                                                   1,332               5,771                 -
                                                               ---------------    ----------------   ---------------

           Net earnings                                       $          5,970              57,025            25,050
                                                               ===============    ================   ===============

Earnings per share of common
    stock in U.S dollars (note 17)                            $           0.35                3.32              1.49
                                                               ===============    ================   ===============


See accompanying notes to financial statements.

                              POSCO HULS CO., LTD.

    STATEMENTS OF APPROPRIATION (DISPOSITION) OF RETAINED EARNINGS (DEFICIT)

                  Years ended December 31, 1997, 1996 and 1995

                         (In thousands of U.S. dollars)

                  Date of Appropriation for 1997 : March 24, 1998
                  Date of Appropriation for 1996 : February 8, 1997
                  Date of Disposition for 1995   : March 20, 1996




                                                                    1997                1996               1995
                                                              ----------------    ----------------   ---------------
                                                                                                        (Unaudited)
Unappropriated (undisposed) retained earnings (deficit):
    Balance at beginning of year                             $           6,749              (1,288)          (26,338)
    Net earnings for the year                                            5,970              57,025            25,050
                                                              ----------------    ----------------   ---------------
                                                                        12,719              55,737            (1,288)
                                                              ----------------    ----------------   ---------------


Appropriation (disposition) of unappopriated
    retained earnings (deficit):
    Legal reserve (note 14)                                                  -               3,141                 -
    Reserve for business
       rationalization (note 14)                                           821               5,523                 -
    Cash dividends                                                           -              31,406                 -
    Reserve for technology development (note 14)                             -               2,010                 -
    Reserve for export loss (note 14)                                        -               5,150                 -
    Reserve for overseas
       market development (note 14)                                          -               1,758                 -
                                                              ----------------    ----------------   ---------------

                                                                           821              48,988                 -
                                                              ----------------    ----------------   ---------------

Balance of unappropriated (undisposed)
    retained earnings (deficit)
    after (proposed) appropriation (disposition)             $          11,898               6,749            (1,288)
                                                              ================    ================   ================

See accompanying notes to financial statements.

                              POSCO HULS CO., LTD.

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1997, 1996 and 1995

                         (In thousands of U.S. dollars)




                                                                              1997             1996               1995
                                                                        ---------------   --------------   ----------------
                                                                                                               (Unaudited)
Cash flows from operating activities:
    Net earnings                                                      $           5,970           57,025            25,050
    Adjustments to reconcile net earnings to cash
      provided by operating activities:
       Foreign translation loss (gain), net                                         658           11,631            (1,474)
       Loss on disposition of fixed assets                                          486            2,392               142
       Depreciation and amortization                                             69,574           59,723            46,128
       Provision for retirement and severance benefits                            3,039            3,103             1,427
       Contribution to National Pension Fund                                       (287)            (223)             (133)
       Payment for retirement and severance benefits                               (352)            (304)             (311)
       Increase in notes and accounts receivable                                 (8,164)          (7,927)           (3,737)
       Decrease (increase) in prepaid expenses and
           other current assets                                                  (1,232)           1,202            (5,232)
       Increase in inventories                                                   (9,965)         (27,646)           (9,184)
       Increase (decrease) in trade notes and accounts payable                    3,273             (639)              404
       Increase (decrease) in accrued expenses and
           other current liabilities                                               (685)           1,914               145
       Other, net                                                                   118              579                41
                                                                       ----------------   --------------   ---------------

           Net cash provided by operating activities                             62,433          100,830            53,266
                                                                       ----------------   --------------   ---------------

Cash flows from investing activities:
    Additions to fixed assets                                                   (39,020)         (65,032)          (65,383)
    Purchase of marketable securities                                                 -           (3,714)                -
    Proceeds from sale of fixed assets                                              380               30                10
    Proceeds from disposition of marketable securities                            2,518              232             1,297
    Increase in investments, other assets and deferred charges                   (2,159)          (7,499)           (2,789)
                                                                       -----------------  ---------------  ----------------

           Net cash used in investing activities                                (38,281)         (75,983)          (66,865)
                                                                       -----------------  ---------------  ----------------

Cash flows from financing activities:
    Proceeds from bank overdraft and short-term borrowings                       14,427           20,031            58,156

    Repayments of bank overdraft and short-term borrowings                       (2,245)         (18,004)          (62,915)
    Proceeds from issuance of bonds                                                   -                -            37,907
    Proceeds from long-term debt                                                 26,356           36,922            35,281
    Repayment of long-term debt                                                 (41,138)         (48,873)          (76,637)
    Proceeds from issuance of common stock                                            -                -            38,901
    Payment of dividends                                                        (28,156)               -                 -
    Increase (decrease) in accounts payable - other                               3,123           (6,679)           12,928
                                                                       ----------------   ---------------  ---------------

           Net cash provided by (used in) financing activities                  (27,633)         (16,603)           43,621
                                                                       -----------------  ---------------  ---------------

Net increase (decrease) in cash and cash equivalents                             (3,481)           8,244            30,022

Effect of changes in exchange rates                                             (17,647)          (3,357)              (19)

Cash and cash equivalents at beginning of year                                   41,345           36,458             6,455
                                                                       ----------------   --------------   ---------------

Cash and cash equivalents at end of year                              $          20,217           41,345            36,458
                                                                       ================   ==============   ===============

                              POSCO HULS CO., LTD.

                       STATEMENTS OF CASH FLOWS, CONTINUED

                  Years ended December 31, 1997, 1996 and 1995

                         (In thousands of U.S. dollars)



                                                                              1997             1996               1995
                                                                        ---------------   --------------   ----------------
                                                                                                               (Unaudited)
Supplemental disclosure of cash flow information:
  Cash paid during the year for:
       Income taxes                                                   $           1,772            3,233               253
       Interest                                                                   2,059           18,487            18,768
                                                                       ================   ==============   ===============

Supplemental schedule of non-cash investing and financing activities:
       Capital lease obligations incurred and additions to
       leased equipment                                               $               -           15,712            18,948
                                                                       ================   ==============   ===============



See accompanying notes to financial statements.

                              POSCO HULS CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS

                         (In thousands of U.S. dollars)



(1)   Summary of Significant Accounting Policies

      (a)  Basis of Presenting Financial Statements

           The accounting records of Posco Huls Co., Ltd. (the "Company") are expressed in Korean Won and maintained in accordance with the financial accounting standards of the Republic of Korea, which may differ in some material respects from international accounting standards or the accounting principles and standards of the county of the reader. For the convenience of the reader, the statutory financial statements have been condensed, restructured, and translated into English, with certain expanded descriptions. Certain information included in the statutory financial statements, not required for a fair presentation of the Company's financial position or results of operations, is not presented in the accompanying financial statements.


           During 1997, the Company determined that its financial position and results of operations could be presented with more relevance if presented in U.S. dollars rather than Korean Won. Accordingly, the accompanying 1996 and 1995 financial statements have been restated into the new reporting currency of U.S. dollars. The U.S. dollar amounts are determined by translating the Korean Won amount of assets and liabilities into U.S. dollars at the basic exchange rate as of the balance sheet date (W1,695.80 to US$1 (except for amounts denominated in foreign currencies which are translated at W1,415.20 to US$1 (see note 1(k))) and W844.20 to US$1 as of December 31, 1997 and 1996, respectively), the amount of common stock at the basic exchange rate on the date of issuance, and income and expense items at the average basic exchange rate for the year (W988 to US$1, W807 to US$1 and W771 to US$1 for the years ended December 31, 1997, 1996 and 1995, respectively). The effect of changes in exchange rates are reflected as "cumulative translation adjustment" within stockholders' equity.


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

      (c)  Marketable Securities

           Marketable securities, which are certificates of deposit, are stated at cost plus incidental expenses, determined by the weighted average method.

                              POSCO HULS CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS

                         (In thousands of U.S. dollars)



(1)   Summary of Significant Accounting Policies, Continued

      (d)  Inventories

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

      (g)  Deferred Charges
           Bond issue costs and research and development costs are expensed as incurred.

      (h)  Discount on Bonds Issued
           Discount on bonds issued is amortized over a period from the date of issue to the maturity of the related bonds using the straight-line method.

                              POSCO HULS CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS

                         (In thousands of U.S. dollars)




(1)   Summary of Significant Accounting Policies, Continued

      (i)  Retirement and Severance Benefits

           Employees who have been with the Company for more than one year are entitled to lump-sum payments based on current rates of pay and length of service when they leave the Company. A portion of the liability is covered by an insurance policy. Expected proceeds from this insurance are presented with other assets. The Company's estimated liability under the plan has been accrued in the accompanying financial statements at the amount which would be payable if all employees left the Company at the balance sheet date.

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


           As of December 31, 1997 and 1996, monetary assets and liabilities denominated in a foreign currency are translated into Korean Won W1,415.20 to US$1 and W844.2 to US$1, respectively, the rates of exchange permitted under the financial accounting standards in the Republic of Korea. On December 31, 1997, the basic rate of exchange was W1,695 to US$1. Had the basic rate of exchange been used to translate foreign currency assets and liabilities as of December 31, 1997, the net earnings reported by the Company would be reduced by $5,606 for the year ended December 31, 1997.


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

      (m)  Earnings per Share

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


 (2)  Cash and Cash Equivalents

      Cash and cash equivalents at December 31, 1997 and 1996 consist of the following:

                                                         1997                1996
                                                   ---------------      --------------
           Cash on hand                          $               1                   3
           Checking accounts                                     3                   5
           Corporate savings deposits                            1                   2
           Foreign currency deposits                           577                   5
           Time deposits                                    13,858              18,231
           Installment time deposits                           620               1,768
           Cash management account                           5,157              21,331
                                                   ---------------      --------------

                                                  $         20,217              41,345
                                                   ===============      ==============


(3)   Inventories

      Inventories at December 31, 1997 and 1996 consist of the following:

                                                         1997                1996
                                                   ---------------      --------------
           Finished goods                         $         13,394              16,989
           Goods - in - progress                             4,753              10,066
           Raw materials                                     1,410                 864
           Sub materials                                     3,412               9,290
           Supplies                                          4,351               7,502
           Materials - in - transit                          2,572               3,670
                                                   ---------------      --------------

                                                  $         29,892              48,381
                                                   ===============      ==============

                              POSCO HULS CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS

                         (In thousands of U.S. dollars)




(4)   Prepaid Expenses and Other Current Assets

      Prepaid expenses and other current assets at December 31, 1997 and 1996 consist of the following:


                                                                              1997                1996
                                                                        ---------------      --------------

           Other receivables                                           $            260                 263
           Accrued income                                                         1,542               1,291
           Prepayments                                                               57                  74
           Income taxes refundable                                                  363                   -
           Value added tax refundable                                               813                 906
           Prepaid expenses                                                         635               1,329
           Import guarantee deposit                                                  43               1,894
                                                                        ---------------      --------------

                                                                       $          3,713               5,757
                                                                        ===============      ==============



(5)   Pledged Assets and Guarantees Provided by Others

      (a) The following assets are pledged as collateral for short-term borrowings and long-term debt at December 31, 1997 and 1996.

           Assets                                                             1997                1996
                                                                        ---------------      --------------

           Land                                                        $          5,046              10,134
           Buildings                                                             23,524              43,301
           Machinery and equipment                                               59,423             153,243
                                                                        ---------------      --------------

                                                                       $         87,993             206,678
                                                                        ===============      ==============
           Obligations the collateral is pledged to secure:
             Short-term borrowings                                                8,641               2,627
             Long-term debt, including current portion                           76,192             108,962
                                                                        ---------------      --------------

                                                                       $         84,833             111,589
                                                                        ===============      ==============


      (b) In addition, to secure borrowings of the Company, its shareholders have provided guarantees as follows:

           Guarantors                                                         1997                1996
                                                                        ---------------      --------------
           Pohang Iron and Steel
              Company Ltd. (POSCO)                                     $              -              14,029
           MEMC Electronic Materials,
              Inc. (MEMC)                                                         3,743               6,905
                                                                        ---------------      --------------

                                                                       $          3,743              20,934
                                                                        ===============      ==============

                              POSCO HULS CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS

                         (In thousands of U.S. dollars)




(6)   Investments and Other Assets

      Investments and other assets at December 31, 1997 and 1996 consist of the following:



                                                                              1997                1996
                                                                        ---------------      --------------

       Long-term deposits                                              $            951               4,264
       Investment securities                                                          -                  62
       Leasehold deposits                                                           262                 310
       Rental deposit                                                                96                 117
       Deposits for retirement and severance benefits                             1,742               2,440
       Loans to employees                                                         4,096               5,014
       Restricted cash and deposits                                                   9                  16
       Telephone rights                                                              37                  73
       Membership rights                                                            475                 866
       Long-term prepaid expenses                                                   127                 136
                                                                        ---------------      --------------

                                                                       $          7,795              13,298
                                                                        ===============      ==============



(7)   Fixed Assets

      Fixed assets at December 31, 1997 and 1996 consist of the following:

                                                                                         1997
                                                                                       Accumulated
                                                                -----------------------------------------------------
                                                                       Cost           depreciation           Net
                                                                ----------------      ------------      -------------

      Land                                                      $           5,046                 -             5,046
      Buildings                                                            25,269             1,745            23,524
      Building - auxiliary facilities                                       4,402               994             3,408
      Structures                                                            4,409               681             3,728
      Machinery and equipment                                             138,998            79,575            59,423
      Vehicles                                                                385               207               178
      Tools and equipment                                                   1,564             1,022               542
      Furniture and fixtures                                                6,864             3,589             3,275
      Machinery - in - transit                                              4,555                 -             4,555
      Construction - in - progress                                          9,361                 -             9,361
      Industrial water usage rights                                           397                 -               397
                                                                 ----------------   ---------------   ---------------

                                                                $         201,250            87,813           113,437
                                                                 ================   ===============   ===============

                              POSCO HULS CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS

                         (In thousands of U.S. dollars)




(7)   Fixed Assets, Continued


                                                                                         1996
                                                                                       Accumulated
                                                                -----------------------------------------------------
                                                                       Cost           depreciation           Net
                                                                ----------------      ------------      -------------
      Land                                                      $          10,134                 -            10,134
      Buildings                                                            45,681             2,380            43,301
      Building - auxiliary facilities                                       8,843             1,538             7,305
      Structures                                                            7,740               985             6,755
      Machinery and equipment                                             257,662           104,420           153,242
      Vehicles                                                                654               266               388
      Tools and equipment                                                   2,888             1,430             1,458
      Furniture and fixtures                                               10,147             4,676             5,471
      Machinery - in - transit                                              2,702                 -             2,702
      Construction - in - progress                                         15,184                 -            15,184
      Industrial water usage rights                                           897                 -               897
                                                                 ----------------   ---------------   ---------------

                                                                $         362,532           115,695           246,837
                                                                 ================   ===============   ===============


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


(8)   Financing Leases

      The Company has leased silicon wafer manufacturing and other facilities from Hanmi Leasing Co., Ltd. and Korea Development Leasing Co., Ltd. under financing lease contracts. The following is a schedule of minimum future payments on financing leases as of December 31, 1997:

           1998                                                    $          9,884
           1999                                                              12,849
           2000                                                              12,849
           2001                                                               9,281
           2002 and after                                                    10,465
                                                                    ---------------
                                                                             55,328
           Less portion representing interest                                 9,465
           Less current portion                                               6,683

           Long - term obligations under financing leases          $         39,180
                                                                    ===============

      The following is a summary of the acquisition cost of leased assets and accumulated depreciation thereon at December 31, 1997 and 1996 which are included in machinery and equipment:

           Description                                                        1997                1996
           -----------                                                  ---------------      --------------

       Leased assets at cost (including other incidental cost)         $         28,782              57,430
       Accumulated depreciation                                                  18,038              23,356
                                                                        ---------------      --------------

                                                                       $         10,744              34,074
                                                                        ===============      ==============

                              POSCO HULS CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS

                         (In thousands of U.S. dollars)




(9)   Operating Leases

      The Company leases certain equipment and machinery from Korea Industrial Leasing Co., Ltd. and accounts for each of the leases as an operating lease. The following is a summary of minimum lease payments under operating leases:


           1998                                        $            103
                                                        ===============


      Operating lease expenses of $459, $1,433 and $1,561 were charged to operations in the years ended December 31, 1997, 1996 and 1995, respectively.


(10)  Stockholders and Related Party Transactions

      The Company was established under the Foreign Capital Inducement Law in December, 1991 as a joint venture company to manufacture and sell silicon wafers and related products. Dividends are paid to shareholders in Korean Won. The shareholders of the Company and their ownership percentages at December 31, 1997 are as follows:


                    Stockholders                                   Number of shares           Ownership percentage
                    ------------                                   ----------------           --------------------
      Pohang Iron and Steel Co., Ltd. (POSCO)                          6,880,000                        40%
      MEMC Electronic Materials, Inc. (MEMC)                           6,880,000                        40%
      Samsung Electronics Co., Ltd. (SEC)                              3,440,000                        20%
                                                                  --------------                     -----
                                                                      17,200,000                       100%
                                                                  ==============                     =====


      The following are major balances and transactions with stockholders at and for the years ended December 31, 1997, 1996 and 1995:


                                                                    1997                1996               1995
                                                              ----------------    ----------------   ---------------
                                                                                                        (Unaudited)
       MEMC:
           Notes and accounts receivable                     $           3,257               1,757
           Prepaid expenses and other current assets                       217                  93
           Notes and accounts payable                                       49                 324
           Accounts payable - other                                      1,141               2,495

           Sales                                                        30,168              88,765            20,542
           Purchases                                                     6,914               8,770            17,565
           Royalty payments                                              6,329               6,392             5,893

       SEC:
           Notes and accounts receivable                     $           2,843               5,688
           Sales                                                       135,298             142,348           126,390

                              POSCO HULS CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS

                         (In thousands of U.S. dollars)




(11)    Retirement and Severance Benefits

        Details of changes in retirement and severance benefits for the years ended December 31, 1997, 1996 and 1995 are summarized as follows:


                                                                   1997                1996               1995
                                                              ----------------    ----------------   ---------------
                                                                                                        (Unaudited)

       Beginning balance                                     $           5,433               3,033             1,778
       Provision for the year                                            3,039               3,103             1,472
       Payments                                                           (352)               (304)             (311)
       Effect of changes in exchange rates                              (3,849)               (399)               94
                                                              -----------------   -----------------  ---------------
       Ending balance                                                    4,271               5,433             3,033
       Contribution to National Pension Fund                               398                 465               304
                                                              ----------------    ----------------   ---------------

                                                             $           3,873               4,968             2,729
                                                              ================    ================   ===============



(12)  Bonds Issued

      Bonds issued at December 31, 1997 and 1996 are summarized as follows:

                                 Interest
        Series      Maturity     per annum              1997          1996             Guarantor
        ---------   --------     ---------        -------------   --------------  ----------------------
        #6            1998        13.0%         $         5,897           11,846  Samsung Securities
        #7            1998        13.0%                   5,897           11,846   LG Securities
        #8            1997        11.5%                       -           11,846  Unsecured (*)
        #9            1998        13.0%                   7,666                -  Unsecured (*)

                                                         19,460           35,538

        Less current portion                             19,427           11,846
        Less unamortized discount                            33              369
                                                 --------------   --------------

                                                $             -           23,323
                                                 ==============   ==============



        (*)  Private acceptance by Korea Long - term Credit Bank.

                              POSCO HULS CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS

                         (In thousands of U.S. dollars)



(13)  Long-term Debt

      Long-term debt at December 31, 1997 and 1996 is summarized as follows:



                                             Interest
                                             per annum     Final maturity             1997                 1996
                                             ---------     --------------        ---------------     ---------------
      Korean Won loans:
       Technology facility loan            Floating rate      1996-1997         $              -               1,333
       General facility loan               Floating rate      1996-1997                        -               1,184
       High technology facility loan       Floating rate      1996-1997                        -               7,700
       Information Communication
         Supporting Fund                       6.5%           1996-1999                      317               1,002
                                                                                 ---------------     ---------------
                                                                                             317              11,219
                                                                                 ---------------     ---------------

      Foreign currency loans:
       Facility loan                    Floating rate           1997                           -               3,812
       Facility loan                    3LIBOR*+1.2%            1998                       2,000               4,000
       Facility loan                    6LIBOR*+0.7%            2003                      10,500               5,929
       Facility loan                    6LIBOR*+1.0%            2003                       3,562                 294
       Facility loan                    3LIBOR*+2%              1999                         984               1,640
       Facility loan                    3LIBOR*+1.5%            1999                         759               1,265
       Facility loan                    6LIBOR*+0.6%            2002                       4,734              32,698
       Facility loan                    6LIBOR*+1.3%            2003                       6,694               7,330
       Facility loan                    6LIBOR*+0.6%            2003                      27,307               2,053
       Facility loan                    6LIBOR*+0.6%            2003                       2,459                 290
       Operating loan                   6LIBOR*+1.6%            2003                       1,900                   -
       Operating loan                   6LIBOR*+0.7%            2000                      12,700              12,700
       Operating loan                   6LIBOR*+0.8%            2001                       9,700               3,500
       Operating loan                   6LIBOR*+0.7%            1997                           -              14,200
       Operating loan                   6LIBOR*+0.7%            1999                       3,040               3,040
       Operating loan                   6LIBOR*+0.8%            2001                       4,960               4,960
                                                                                 ---------------     ---------------
                                                                                          91,299              97,711
                                                                                 ---------------     ---------------

       Total long - term debt                                                             91,616             108,930
       Less current portion                                                               13,635              32,412
                                                                                 ---------------     ---------------

                                                                                $         77,981              76,518
                                                                                 ===============     ===============


          * 3LIBOR = 3 month London inter-bank offered rate
          * 6LIBOR = 6 month London inter-bank offered rate

      The following is a schedule of payments of long-term debt as of December 31, 1997:

                    1998                             $         13,635
                    1999                                       15,102
                    2000                                       24,017
                    2001                                       25,977
                    2002 and after                             12,885
                                                      ---------------
                                                     $         91,616
                                                      ===============

                              POSCO HULS CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS

                         (In thousands of U.S. dollars)



(14)    Appropriated Retained Earnings

        Appropriated retained earnings as of December 31, 1997 and 1996 are summarized as follows:


                                                                                        1997               1996
                                                                                  ----------------   ---------------
           Legal reserve                                                         $           3,141             3,141
           Reserve for business rationalization                                              6,344             5,523
           Reserve for technology development                                                2,010             2,010
           Reserve for export loss                                                           5,150             5,150
           Reserve for overseas market development                                           1,758             1,758
                                                                                  ----------------   ---------------
                                                                                 $          18,403            17,582
                                                                                  ================   ===============


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



(15)    Income Taxes

        The Company is subject to a number of taxes based upon taxable earnings which result in the following normal tax rates:


                            Taxable earnings                                                   Rates
                            ----------------                                     ----------------------------------
                                                                                   1997          1996       1995
                                                                                 ---------    ---------   ---------
           Up to 100,000 thousand                                                  17.6%         17.6%      19.8%
           Over  100,000 thousand up to ?500,000 thousand                          30.8%         30.8%      33.0%
           Over  500,000 thousand                                                  30.8%         30.8%      35.0%

        Under the Foreign Capital Inducement Law (FCIL), the Company is entitled to the exemption from corporation taxes to the extent of its foreign equity portion for the periods stipulated in the Law.

                              POSCO HULS CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS

                         (In thousands of U.S. dollars)




(15)    Income Taxes, Continued

        A reconciliation between net earnings before income taxes and taxable income (tax loss carryforward) for the years ended December 31, 1997, 1996 and 1995 is as follows:



                                                                    1997                1996               1995
                                                              ----------------    ----------------   ---------------
                                                                                                        (Unaudited)

       Net earnings before income taxes                      $           7,302              62,796            25,050
       Unrealized exchange loss, net                                      (585)                (50)             (150)
       Accrued interest income, net                                     (1,534)               (483)             (255)
       Loss on inventory valuation                                       3,312                   -                 -
       Entertainment expense over tax limit                                205                 106               190
       Reserve for tax purpose                                               -              (8,790)                -
       Income deduction for foreign capital increase                       (67)             (1,078)                -
       Others, net                                                         163                 215                 -
                                                              ----------------    ----------------   ---------------
                                                                         8,796              52,716             24,835
       Utilization of tax loss carryforward                                  -              (2,444)          (24,835)
                                                              ----------------    -----------------  ----------------
       Taxable income                                                    8,796              50,272                 -
                                                              ================    ================   ===============

       Income taxes payable on taxable income                            2,962              15,291                 -
       Tax exemption tax under FCIL                                       (804)             (3,135)                -
       Investment tax credit                                              (826)             (6,385)                -
                                                              -----------------   -----------------  ---------------
       Income taxes payable                                  $           1,332               5,771                 -
                                                              ================    ================   ===============



(16)    Commitments and Contingencies

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

                              POSCO HULS CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS

                         (In thousands of U.S. dollars)


(17)  Earnings Per Share

      Earnings per share for the years ended December 31, 1997, 1996 and 1995 are calculated as follows:

                                                                    1997                1996               1995
                                                              ----------------    ----------------   ---------------
                                                                                                        (Unaudited)
       Net earnings                                          $           5,970              57,025            25,050
       Weighted average number of
           shares of common stock                                   17,200,000          17,200,000        16,756,164
                                                              ----------------    ----------------   ---------------

       Earnings per share in U.S. dollars                    $            0.35                3.32              1.49
                                                              ================    ================   ===============



(18)  Reconciliation to United States Generally Accepted Accounting Principles

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

      The estimated effects of the significant adjustments to net earnings and stockholders' equity which would be required if U.S. GAAP were applied instead of Korean GAAP are summarized as follows:




                                                                    1997                1996               1995
                                                              ----------------    ----------------   ---------------
                                                                                                        (Unaudited)
       Net earnings - Korean GAAP                            $           5,970              57,025            25,050
       Adjustments:
           Pre-operating costs                                               -                   -             4,937
           Start-up costs                                                2,383               3,184             1,582
           Capital leases                                                   39                 196               (17)
           Inventories                                                   1,044              (2,443)             (925)
           Depreciation in relation to useful life
             and functional currency differences                        11,294              19,837            12,439
           Depreciation on capitalized interest                          1,273               2,684               270
           Bond issue costs                                                (18)               (109)               66
           Amortization of deferred foreign
             currency translation loss                                  15,139                   -             5,419
           Foreign currency translation gain (loss), net               (20,305)             10,733            (7,646)
           Deferred income taxes                                        10,915              (6,080)             (298)
           Others                                                          119                 287                 -
                                                              ----------------    ----------------   ---------------
               Total adjustments                                        21,883              28,289            15,827
                                                              ----------------    ----------------   ---------------

       Net earnings - U.S. GAAP                              $          27,853              85,314            40,877
                                                              ================    ================   ===============
       Basic earnings per share - U.S. GAAP                  $            1.62                4.96              2.44
                                                              ================    ================   ===============

                              POSCO HULS CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS

                         (In thousands of U.S. dollars)




(18) Reconciliation to United States Generally Accepted Accounting Principles, Continued


                                                                           1997                  1996
                                                                     ----------------      ----------------
       Stockholders' equity - Korean GAAP                             $        51,657               124,814
       Adjustments:
           Start-up costs                                                      (1,465)               (3,847)
           Inventories                                                         (2,468)               (3,512)
           Fixed assets:
             Depreciation in relation to useful life                           43,570                32,276
             Capitalized interest and related depreciation                      2,696                 1,423
           Functional currency impact,
             principally on fixed assets and inventories                      141,556                24,149
           Deferred foreign currency translation loss                         (44,046)                    -
           Deferred income taxes                                                4,824                (6,091)
           Others                                                                  66                  (675)
                                                                       --------------        ---------------

               Total adjustments                                              144,733                43,723
                                                                       --------------        --------------

       Stockholders' equity - U.S. GAAP                               $       196,390               168,537
                                                                       ==============        ==============


      The condensed balance sheet of the Company as of December 31, 1997 and 1996 under U.S. GAAP is summarized as follows:

                                                                            1997                  1996
                                                                       --------------        --------------
       Current assets
           Inventories                                              $          37,518                45,484
           Other current assets                                                39,134                67,017
                                                                       --------------      ----------------
              Total current assets                                             76,652               112,501

       Fixed assets                                                           421,551               389,005
           Less accumulated depreciation                                      132,051                89,625
                                                                       --------------      ----------------
                                                                              289,500               299,380

       Investments and other assets                                            12,612                14,406
                                                                       --------------      ----------------
                                                                    $         378,764               426,287
                                                                       ==============      ================

       Current liabilities                                                     61,340                99,032
       Deferred tax liabilities                                                     -                 6,809
       Other long-term liabilities                                            121,034               151,909
                                                                       --------------      ----------------
           Total liabilities                                                  182,374               257,750

       Stockholders' equity:
           Common stock                                                       112,175               112,175
       Retained earnings                                                       84,215                56,362
                                                                       --------------      ----------------
              Total stockholders' equity                                      196,390               168,537
                                                                       --------------      ----------------
                                                                    $         378,764               426,287
                                                                       ==============      ================

                              POSCO HULS CO., LTD.

                          NOTES TO FINANCIAL STATEMENTS

                         (In thousands of U.S. dollars)




(18) Reconciliation to United States Generally Accepted Accounting Principles, Continued

      The tax effects of temporary differences that resulted in significant portions of the deferred tax assets liabilities at December 31, 1997 and 1996 computed under U.S. GAAP, and a description of the financial statement items that created these differences follow:



                                                                            1997                  1996
                                                                       --------------        --------------
       Deferred tax assets:
           Inventories                                              $             766                   600
           Start - up costs                                                       139                   667
           Capital leases                                                           2                     7
           Foreign currency translation loss                                   10,131                     -
           Others                                                                   -                   136
                                                                     ----------------      ----------------

           Total deferred tax assets                                           11,038                 1,410
                                                                     ----------------      ----------------

       Deferred tax liabilities:
           Depreciation in relation to useful life difference                 (4,897)               (5,607)
           Depreciation on capitalized interest                                 (285)                 (246)
           Reserves for tax purpose                                             (850)               (1,556)
           Accrued income                                                       (181)                  (88)
           Bond issue costs                                                       (1)                   (4)
                                                                     ----------------      ----------------

           Total deferred tax liabilities                                     (6,214)               (7,501)
                                                                     ----------------      ----------------

       Net deferred tax asset (liabilities)                         $           4,824               (6,091)
                                                                     ================      ================


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

           The tax rate used to calculate deferred tax assets and liabilities was changed from 18.5% in 1996 to 20.3% in 1997 to reflect the normal corporation tax rate and exemptions statutorily available under FCIL. The effect of this increase in the effective tax rate was to increase the net deferred tax asset and increase net earnings by $5,401 in 1997.

       (b) Pre-operating and Start-up Costs

           Certain preoperating and start-up costs are deferred for Korean GAAP and amortized in equal annual amounts over 5 years from 1993. These costs would be expensed as incurred under U.S. GAAP.

                              POSCO HULS CO., LTD.

                         (In thousands of U.S. dollars)




(18) Reconciliation to United States Generally Accepted Accounting Principles, Continued

      (c)  Capital Leases

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

           Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There is no indication of impairment of property, plant and equipment at December 31, 1997 and 1996.

      (f)  Inventories

           For U.S. GAAP, inventories are adjusted for the effect of capitalized depreciation in beginning and ending inventory balances relating to the differences in useful lives of machinery and equipment and depreciation on capitalized interest.

      (g)  Depreciation on Capitalized Interest

           In 1994, the Company recorded a prior year adjustment under Korean GAAP for interest that should have been capitalized to construction - in - progress in 1993 and is being depreciated over the useful life of the related fixed assets. For U.S. GAAP purpose, the interest amount was charged to earnings in 1993.

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

                              POSCO HULS CO., LTD.

                         (In thousands of U.S. dollars)




(18) Reconciliation to United States Generally Accepted Accounting Principles, Continued

      (i)  Functional Currency

           Under U.S. GAAP, the Company considers the U.S. dollar as its functional currency. Accordingly, the accounting bases of nonmonetary assets and liabilities, primarily property, plant and equipment are reflected at the historical exchange rate when the transaction occurred, foreign currency exchange gains and losses under Korean GAAP are reversed, and exchange gains and losses are recognized on Won-denominated monetary assets and liabilities. The effects of using the U.S. dollar as the functional currency are included in the U.S. GAAP reconciliation information.

      (j)  Restatement of U.S. GAAP

           As discussed in note 18(i), the Company reports its financial position and results of operations using the U.S. dollar as the functional currency under U.S. GAAP. Previously reported net earnings and stockholders' equity under U.S. GAAP reflected the use of the U.S. dollar as the functional currency only for periods after September 30, 1997. Accordingly, net earnings and stockholders' equity under U.S. GAAP have been restated as follows:


                                                                                 Net earnings       Stockholders' equity
                                                                                 ------------       --------------------
           For the year ended December 31, 1995 (unaudited):
              As previously reported                                         $            43,567
              Effect of adjustment                                                       (2,690)
                                                                                 ---------------
              As restated                                                    $            40,877
                                                                                 ===============

           As of and for the year ended December 31, 1996:
              As previously reported                                         $            73,165             143,898
              Effect of adjustment                                                        12,149              24,639
                                                                                 ---------------    ----------------
              As restated                                                    $            85,314             168,537
                                                                                 ===============    ================

           As of and for the year ended December 31, 1997:
              As previously reported                                         $            26,915             158,255
              Effect of adjustment                                                           938              38,135
                                                                                 ---------------    ----------------
              As restated                                                    $            27,853             196,390
                                                                                 ===============    ================



           The effect of such restatement on basic earnings per share as adjusted in accordance with U.S. GAAP was an increase (decrease) of $0.06 per share, $0.71 per share and $(0.16) per share for the years ended December 31, 1997, 1996 and 1995, respectively.

                           TAISIL ELECTRONIC MATERIALS
                                   CORPORATION

                              FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996
                         (WITH AUDITORS' REPORT THEREON)

                          Independent Auditors' Report


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


                                     /s/ KPMG Certified Public Accountants


Taipei, Taiwan
January 14, 1998, except as to notes (2)(b) and (15) which are as of February 9, 1999

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                                 BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996
                     (EXPRESSED IN THOUSANDS OF US DOLLARS)


                                                                                                              1996
                                                                                            1997            (UNAUDITED)
                                                                                            ----            -----------
            Assets
Current assets:
   Cash (note 4)                                                                        $     18,755            11,115
   Short-term investments (note 5)                                                             2,053             -
   Restricted bank deposits (note 13)                                                          3,094            40,709
   Accounts receivable (note 3)                                                               21,335             3,813
   Inventories, net (note 6)                                                                  18,121            11,846
   Prepayments and other current assets (note 12)                                              3,200             2,070
   Deferred income tax, net (note 12)                                                          4,434             1,534
                                                                                          ----------        ----------
            Total current assets                                                              70,992            71,087
                                                                                          ----------        ----------

Property, plant and equipment (notes 7 and 13):
   Buildings                                                                                  51,225            42,719
   Machinery and equipment                                                                   189,931            83,509
   Furniture and fixtures                                                                      6,509             3,538
                                                                                          ----------        ----------
                                                                                             247,665           129,766
   Less: accumulated depreciation                                                            (33,519)           (8,725)
   Construction in progress, including deposits for equipment                                 31,969            76,711
                                                                                          ----------        ----------
            Net property, plant, and equipment                                               246,115           197,752
                                                                                          ----------        ----------

Other assets:
   Deferred technology fees (note 3)                                                           5,417             6,917
   Deferred income tax, net (note 12)                                                         13,038            12,656
   Other assets                                                                                1,383             1,333
                                                                                          ----------        ----------
            Total other assets                                                                19,838            20,906
                                                                                          ----------        ----------
                                                                                        $    336,945           289,745
                                                                                          ==========        ==========


                                                                       Continued

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                           BALANCE SHEETS (CONTINUED)

                           DECEMBER 31, 1997 AND 1996
          (EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT PER SHARE DATA)



                                                                                                              1996
                                                                                            1997            (UNAUDITED)
                                                                                            ----            -----------
   Liabilities and Stockholders' Equity
Current liabilities:
   Short-term loans (note 8)                                                            $     23,847            14,841
   Short-term bills payable (note 8)                                                          27,745            58,470
   Current portion of long-term loans (note 9)                                                19,433               173
   Notes and accounts payable (note 3)                                                        11,750             2,985
   Payables for construction in process                                                          732             6,919
   Accrued expenses and other current liabilities                                             10,191             3,747
                                                                                          ----------        ----------
            Total current liabilities                                                         93,698            87,135

Long-term loans (notes 3 and 9)                                                              163,682           128,085
Deposits from contractors                                                                         20                37
                                                                                          ----------        ----------
            Total liabilities                                                                257,400           215,257
                                                                                          ----------        ----------

Stockholders' equity (note 11):
   Common stock - par value NT$10.  Authorized and issued 315,000,000 shares
     and 255,000,000 shares in 1997 and 1996, respectively                                   113,783            94,942
   Accumulated deficit                                                                       (34,238)          (20,454)
                                                                                          ----------        ----------
            Total stockholders' equity                                                        79,545            74,488
Commitments (note 14)
                                                                                          ----------
                                                                                        $    336,945           289,745
                                                                                          ==========        ==========








See accompanying notes to financial statements.

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1997 , 1996 AND 1995 (EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT PER SHARE DATA)



                                                                                           1996              1995
                                                                           1997         (UNAUDITED)       (UNAUDITED)
                                                                         --------       ------------      ------------
Net sales (note 3)                                                   $       61,554            7,214                 -
Cost of goods sold                                                           70,017           21,569                 -
                                                                       ------------     ------------      ------------
Gross loss                                                                   (8,463)         (14,355)                -
                                                                       ------------     -------------     ------------
Selling, general and administrative expenses                                  6,939            8,058             6,254
Research and development expenses                                             6,908            3,523             1,450
                                                                       ------------     ------------      ------------
                                                                             13,847           11,581             7,704
                                                                       ------------     ------------      ------------
Operating loss                                                              (22,310)         (25,936)           (7,704)
                                                                       ------------     ------------      ------------
Non-operating income (expenses):
   Interest income                                                            1,959            3,607             2,614
   Interest expenses, excluding capitalized interest of $991 in
      1997, $1,799 in 1996 and $216 in 1995 (note 3)                        (15,356)          (6,955)             (609)
   Gain (loss) on foreign exchange, net                                      14,800              622              (427)
   Other income, net (note 3)                                                 1,458               79                 3
                                                                       ------------     ------------      ------------
                                                                              2,861           (2,647)            1,581
                                                                       ------------     ------------      ------------
Loss before income tax                                                      (19,449)         (28,583)           (6,123)
Income tax benefit (note 12)                                                  5,665           11,652             2,560
                                                                       ------------     ------------      ------------
Net loss                                                             $      (13,784)         (16,931)           (3,563)
                                                                       ============     ============      ============
Loss per share                                                       $       (0.05)           (0.08)            (0.03)
                                                                       ============     ============      ===========
Weighted average shares outstanding                                     255,986,301      221,876,712       135,068,493
                                                                       ============     ============      ============









See accompanying notes to financial statements.

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                  STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT PER SHARE DATA)





                                                                          ACCUMULATED
                                                                         DEFICIT DURING
                                                         COMMON          DEVELOPMENT      ACCUMULATED
                                                           STOCK            STAGE           DEFICIT          TOTAL
                                                           -----            -----           -------          -----

Balance as of January 1, 1995 (unaudited)              $     18,819               40                -          18,859
Capital increase through cash                                34,256                -                -          34,256
Net loss                                                          -           (3,563)               -          (3,563)
                                                        -----------      -----------      -----------     -----------
Balance as of December 31, 1995 (unaudited)                  53,075           (3,523)               -          49,552
Accumulated deficit during development stage carried
   forward to accumulated deficit                                 -            3,523           (3,523)              -
Capital increase through cash                                41,867                -                -          41,867
Net loss                                                          -                -          (16,931)        (16,931)
                                                        -----------      -----------      -----------     -----------
Balance as of December 31, 1996 (unaudited)                  94,942                -          (20,454)         74,488
Capital increase through cash                                18,841                -                -          18,841
Net loss                                                          -                -          (13,784)        (13,784)
                                                        -----------      -----------      -----------     -----------
Balance as of December 31, 1997                        $    113,783                -          (34,238)         79,545
                                                        ===========      ===========      ===========     ===========














See accompanying notes to financial statements.

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995 (EXPRESSED IN THOUSANDS OF US DOLLARS, EXCEPT PER SHARE DATA)



                                                                                                 1996        1995
                                                                                    1997      (UNAUDITED) (UNAUDITED)
                                                                                    ----      ----------- -----------

Cash flows from operating activities:
   Net loss                                                                     $   (13,784)    (16,931)     (3,563)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Non-cash foreign exchange gain                                                (16,510)       (644)        430
      Depreciation and amortization                                                  26,497       9,356         118
      Provision (reversal) for inventory loss                                        (1,207)      5,628        -
      Loss from disposal of fixed assets                                                  9           4        -
      Increase in accounts receivable                                               (20,027)     (3,826)      -
      Increase in inventories                                                        (5,068)    (16,713)       (761)
      Decrease (increase) in prepayments and other current assets                    (4,103)      1,216      (2,467)
      Increase in deferred income tax                                                (3,852)    (11,671)     (2,618)
      Increase in notes and accounts payable                                          1,550       1,662       1,223
      Increase in accrued expenses and other current liabilities                     10,573       1,234       2,069
                                                                                  ---------   ---------   ---------
            Net cash used in operating activities                                   (25,922)    (30,685)     (5,569)
                                                                                  ----------  ----------  ---------
Cash flows from investing activities:
   Increase in short-term investments                                                (2,060)       -           -
   Additions to property, plant and equipment                                       (75,965)   (139,758)    (58,697)
   Proceeds from disposal of property and equipment                                      18          18        -
   Payment of technology fees and other assets                                         (247)     (1,538)     (2,151)
   Decrease (increase) in restricted bank deposits                                   36,650     (10,635)    (20,603)
                                                                                  ---------   ----------  ---------
            Net cash used in investing activities                                   (41,604)   (151,913)    (81,451)
                                                                                  ----------  ----------  ---------
Cash flows from financing activities:
   Proceeds from issuance of common stock                                            18,841      41,867      34,256
   Increase (decrease) in short-term loans and bills payable                          7,290      41,423      27,675
   Increase in long-term loans                                                       49,791     101,235      26,945
   Increase (decrease) in deposits from contractors                                     (16)         37        -
                                                                                  ----------  ---------   ------
            Net cash provided by financing activities                                75,906     184,562      88,876
                                                                                  ---------   ---------   ---------
Net increase in cash                                                                  8,380       1,964       1,856
Effect of exchange rate changes on cash                                                (740)        (66)       (293)
Cash at beginning of the period                                                      11,115       9,217       7,654
                                                                                  ---------   ---------   ---------
Cash at end of the period                                                       $    18,755      11,115       9,217
                                                                                  =========   =========   =========
Supplemental disclosure of cash flow information:
   Cash paid for interest, excluding capitalized interest                       $    14,015       6,549         344
                                                                                  =========   =========   =========
   Cash paid for income tax (including refundable income tax)                   $       191         358         302
                                                                                  =========   =========   =========











See accompanying notes to financial statements.

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

(2)   Significant Accounting Policies

     (a)  Generally Accepted Accounting Principles

          The financial statements have been prepared in accordance with accounting principles generally accepted in the Republic of China ("ROC GAAP"). ROC GAAP varies in certain significant respects from accounting principles generally accepted in the United States of America ("US GAAP"). Application of US GAAP would have affected stockholders' equity as of December 31, 1997 and 1996, and the results of operations for each of the two years then ended, to the extent summarized in note 15.

     (b)  Restatement of Financial Statements

          The Company reports its financial position and results of operations using the US dollar as the functional currency. Previously reported results of operations and stockholders' equity reflected the use of the US dollar as the functional currency only for periods after September 30, 1997. Accordingly, net loss, net loss per share and stockholders' equity have been restated as follows:








                                                                     (Continued)

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                                                                        NET LOSS     STOCKHOLDERS'
                                                                            NET LOSS    PER SHARE       EQUITY
                                                                            --------                    ------
           For the year ended December 31, 1995 (unaudited):
                As previously reported                                   $     (3,383)     (0.03)
                Effect of adjustment                                             (180)      -
                As restated                                                    (3,563)     (0.03)

           As of and for the year ended December 31, 1996 (unaudited):
                As previously reported                                   $    (17,161)     (0.08)        72,248
                Effect of adjustment                                              230       -              2,240
                As restated                                                   (16,931)     (0.08)         74,488

           As of and for the year ended December 31, 1997:
                As previously reported                                   $    (17,851)     (0.07)         71,366
                Effect of adjustment                                            4,067       0.02           8,179
                As restated                                                   (13,784)     (0.05)         79,545


          The Company's reporting currency was changed from New Taiwan dollars to US dollars in 1997 to enable financial information to be presented with more relevance. Accordingly, the financial statements for all prior years have been restated to the new reporting currency of US dollars.

     (c)  Foreign currency transactions

          Foreign currency transactions in currencies other than the functional currency are recorded at rates in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at year-end are translated at the exchange rate then prevailing. Gains or losses resulting from settlement of such transactions or translations are included in non-operating income.

     (d)  Short-term investments

          Investments are carried at the lower of cost or market value. The market value of unlisted trust funds is determined on the basis of the trust fund's net worth on the balance sheet date. Costs of sale of investments are determined on the weighted-average basis.

     (e)  Inventories

          Inventories are stated at the lower of cost or market value. Cost is determined using the weighted-average method. The market value of raw materials is determined on the basis of replacement cost. Market values of work in process and finished goods are determined on the basis of net realizable value.









                                                                     (Continued)

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     (f)  Property, plant and equipment

          Property, plant and equipment are stated at acquisition cost which includes the capitalization of interest and certain expenses incurred in connection with the construction of plant and installation of machinery and equipment. Depreciation on plant and equipment is provided on the straight-line method over the estimated useful lives of the respective assets.

          Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There is no indication of impairment of property, plant and equipment at December 31, 1997 and 1996.

     (g)  Technology fees

          The Company has entered into a technical assistance service agreement with MEMC Electronic Materials, Inc. involving information and processes embodying technology, equipment design, and assets and property rights for the manufacture of silicon wafers. Payments for such technology are capitalized and amortized over five years from the commencement of commercial production.

     (h)  Organization cost and deferred charges

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






                                                                     (Continued)

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


     (k)  Forward exchange rate contracts

          The Company enters into foreign currency forward contracts to hedge future operating cash outflows in currencies other than the functional currency. Foreign currency forward contracts reduce the Company's exposure to the risk that eventual foreign currency cash outflows will be adversely affected by changes in exchange rates. Foreign currency gains and losses under the above arrangements are not deferred as the cash flows being hedged do not represent firm commitments. Foreign currency forward contracts are entered into with major commercial European banks that have high credit ratings. From time to time, the Company uses foreign currency forward contracts to hedge purchases of capital equipment. Foreign currency gains and losses for such purchases are deferred as part of the basis of the asset.

     (l)  Loss per share

          Loss per share is computed based on the weighted average number of common shares outstanding.

 (3)  Transaction with Related Parties

      (a) Name and relationship


                                                                                                                   OWNERSHIP
                   NAME OF RELATED PARTY                          RELATIONSHIP WITH THE COMPANY                    PERCENTAGE
                   ---------------------                          -----------------------------                    ----------

        MEMC Electronic Materials Inc. USA (MEMC)         Investor using equity method to account for its
                                                             investment in the Company and represented on the
                                                             Company's Board of Directors                               45%
        Chiao Tung Bank of Taipei, Taiwan, ROC (CTB)      Investor and represented on the Company's Board of
                                                             Directors                                                  10%
        China Steel Corporation (CSC)                     Investor and represented on the Company's Board of
                                                             Directors                                                  35%

                                                                                                                        10%
                                                                                                                       ----
                                                                                                                       100%



           China Development Corporation
      (b)  Significant transactions with related parties

           (i) Net sales to and corresponding amounts receivable from related party are as follows:

                                                             SALES
                                    ----------------------------------------------------------------
                                                                    (UNAUDITED)
                                               % OF NET              % OF NET             % OF NET
                                      1997       SALES      1996       SALES      1995      SALES
                                    --------   --------   --------   --------   --------  ----------
                 MEMC              $  17,031       27.67       921      12.63          -           -
                                    ========      ======  ========     ======   ========    ========



                                    ACCOUNTS RECEIVABLE
                                    -------------------
                                       DECEMBER 31,
                                       ------------
                                                   1996
                                      1997     (UNAUDITED)
                                      ----     -----------
                 MEMC              $    6,983        614
                                    =========  =========







                                                                     (Continued)

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



                 Purchases from and corresponding amounts payable to related party are as follows:


                                                            PURCHASES
                                    ------------------------------------------------------------------
                                                                      (UNAUDITED)
                                               % OF TOTAL            % OF TOTAL            % OF TOTAL
                                     1997      PURCHASES   1996      PURCHASES   1995      PURCHASES
                                    --------   ---------  --------   ---------  --------   ---------
                 MEMC              $   6,314       17.78       485       9.51          -          -
                                    ========      ======  ========     ======   ========   ========

                                     ACCOUNTS PAYABLE
                                     ----------------
                                       DECEMBER 31,
                                       ------------
                                                  1996
                                      1997     (UNAUDITED)
                                    -------
                 MEMC              $  3,290        436
                                    =======    =======


           (ii)  Financing

                 The Company's long-term loans from CTB are summarized as follows:

                                MAXIMUM     INTEREST   ENDING     INTEREST   INTEREST
                  YEAR           BALANCE     RATE      BALANCE    EXPENSE    PAYABLE       COLLATERAL
                  ----           -------     ----      -------    -------    -------       ----------
                  1997         $  28,450   5.825%~      28,306      1,751        153   Machinery and
                                           6.575%                                      equipment $32,570
                  1996         $  23,281   5.825%~      23,281        661        112   Time deposit $22,727
                                  ======                ======   =    ===        ===
                  (Unaudited)               6.45%


           (iii) Technology, royalty and commission agreements

                 The Company has entered into various agreements with MEMC which provide for payments related to, among other things, technology, royalties and commissions. The Company paid MEMC, net of amounts received, $1,312, $2,703, and $5,000 in 1997,
                 1996 and 1995. respectively, pursuant to the terms of such agreements. The related amounts outstanding of $2,048 and $203 as of December 31, 1997 and 1996, respectively, are included in accrued expenses.

           (iv)  Guarantees

                 MEMC and CSC have provided guarantees over certain of the Company's long-term loans and bills payable up to a maximum of $92,863 and $65,965, respectively.




                                                                     (Continued)

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




(4)   Cash

      Details of cash as of December 31, 1997 and 1996 were as follows:


                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                                                   1996
                                                                                      1997       (UNAUDITED)
                                                                                      ----       -----------
            Cash on hand, current and checking accounts                          $      2,112          115
            Time deposits                                                              16,643       11,000
                                                                                    ---------    ---------
                                                                                 $     18,755       11,115
                                                                                    =========    =========


(5)   Short-term investments

      The Company had invested $2,053 in open-ended trust funds as of December 31, 1997. The market value of such investments as of December 31, 1997 was approximately $2,065.

(6)   Inventories

      The components of inventories as of December 31, 1997 and 1996, are summarized below:



                                                                                       DECEMBER 31,
                                                                                       ------------
                                                                                                   1996
                                                                                      1997       (UNAUDITED)
                                                                                      ----       -----------
            Finished goods                                                       $      5,381        5,277
            Work in process                                                             6,733        4,149
            Raw materials and spare parts                                              10,068        7,688
                                                                                    ---------    ---------
                                                                                       22,182       17,114
            Provision for inventory devaluation                                        (4,061)      (5,268)
                                                                                    ---------    ---------
                                                                                 $     18,121       11,846
                                                                                    =========    =========


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





                                                                     (Continued)

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



(8)   Short-term Loans and Short-term Bills Payable


                                                                      DECEMBER 31,
                                                      ---------------------------------------------------
                                                               1997                       1996(UNAUDITED)
                                                      ---------------------------------------------------
                                                      AMOUNT         INTEREST RATE       AMOUNT     INTEREST RATE
                                                      ------         -------------       ------     -------------

        Credit loans and import loans under usance  $    23,847     0.98%~8.99%          14,841    0.77%~6.68%
           letters of credit
        Commercial paper payable                         28,494     7.30%~8.15%          57,927    5.15%~5.45%
        Bank acceptance payable                               -     -                     1,491    5.15%~5.45%
        Unamortized discount on short-term bills
           payable                                         (749)                           (948)
                                                      ---------                       ---------
                                                    $    51,592                          73,311
                                                      =========                       =========


      As of December 31, 1997 and 1996, certain time deposits were pledged as security for the issuance of short-term bills payable. See note 13.

(9)   Long-term Loans

                                                                                              BALANCE AT DECEMBER 31,
                              CREDIT LINE                                                                   1996
              BANK           AND PURPOSE          PERIOD           REPAYMENT TERM               1997      (UNAUDITED)

       Chiao Tung Bank       NT$400,000 Loan   November 1995    Repayable in 17 quarterly   $    12,256      14,545
                             for purchase of   to November 2002 installments starting in
                             machinery                          November 1998
       Chiao Tung Bank       NT$100,000 Loan   November 1995    Repayable in 21 quarterly         2,918       3,636
                             for purchase of   to November 2002 installments starting in
                             machinery                          November 1997
       Chiao Tung Bank       NT$100,000 Loan   November 1995    Repayable in 29 quarterly         3,064       3,636
                             for purchase of   to November 2005 installments starting in
                             machinery                          January 1999
       Chiao Tung Bank       NT$200,000 Loan   December 1996    Repayable in 17 quarterly         2,213       1,464
                             for purchase of   to November 2003 installments starting in
                             machinery                          December 1999
       Chiao Tung Bank       NT$200,000 Loan   December 1996    Repayable in 17 quarterly         6,128        -
                             for purchase of   to November 2003 installments starting in
                             machinery                          December 1999
       Chiao Tung Bank       NT$80,000 Loan    December 1996    Repayable in 29 quarterly         1,727        -
                             for purchase of   to November 2006 installments starting in
                             machinery                          January 2000





                                                                     (Continued)

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



                                                                                              BALANCE AT DECEMBER 31,
                              CREDIT LINE                                                                   1996
              BANK           AND PURPOSE          PERIOD           REPAYMENT TERM               1997      (UNAUDITED)
       The International     NT$1,000,000      December 1995    Repayable in 10                  30,639      36,364
       Commercial Bank       Loan for plant    to December 2002 semi-annual installments
       of China              construction                       starting in June 1998
       The International     NT$600,000 Loan   March 1997 to    Recycling use repayable in        2,298        -
       Commercial Bank       for plant         March 1999       90 to
       of China              construction                       180 days
       Taiwan                NT$600,000        May 1997 to May  Recycling use repayable in       18,383        -
       Cooperative Bank      Credit loan       1999             90 to
                                                                180 days
       ABN AMRO Bank (In     $50,000 Bridge    June 1995 to     Transferred to the                 -          8,613
       charge of             loan for          January 1997     following loan in 1997
       syndication loan      following ABN
       agreement for the     AMRO's loan
       phase I expansion)
       ABN AMRO Bank (In     $60,000 Loan for  October          Repayable in 10                  60,000      60,000
       charge of             purchase of       1995 to August   semi-annual installments
       syndication loan      machinery         2002             starting in February 1998
       agreement for the
       phase I expansion)
       ABN AMRO Bank (In     $20,000 Bridge    November 1997    Can be transferred to the         3,489        -
       charge of             loan for the      to               following loan when
       syndication loan      following ABN     June 1998        accumulated to $5,000 or
       agreement for the     AMRO loan                          more
       phase II
       expansion)
       ABN AMRO Bank (In     $40,000 Loan for  January          Repayable in 6 semi-annual       40,000        -
       charge of             purchase of       1997 to 2001     installments starting in
       syndication loan      machinery                          June 1999
       agreement for the
       phase II
                                                                                              ---------
       expansion)
                                                                                                183,115     128,258
       Less: current portion of long-term                                                       (19,433)       (173)
                                                                                              ---------   ---------
       loans
                                                                                            $   163,682     128,085
                                                                                              =========   =========







                                                                     (Continued)

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




      The following is a schedule of payments of long-term debt as of December 31, 1997:

                                     YEAR                         AMOUNT
                                     ----                         ------
                                     1998                     $    19,433
                                     1999                          59,726
                                     2000                          41,822
                                     2001                          34,363
                                     2002                          23,798
                                 After 2002                         3,973
                                                                ---------
                                                              $   183,115


      The ranges for interest rates on these borrowings for the years ended December 31, 1997, 1996 and 1995 were 6.00%~7.605%, 0.85%~7.495% and
      6.075%~7.825%, respectively. As of December 31, 1997 and 1996, total unused lines of credit for short-term and long-term loans amounted to approximately $263,435 and $246,327, respectively.

      As December 31, 1997 and 1996, certain time deposits and property, plant and equipment were pledged as security for long-term loans. See note 13.

(10) Pension

      Effective December 31, 1997, the Company adopted SFAS No.18, "Accounting for Pensions". The measurement date for the actuarial study of the Company's pension obligation was December 31, 1997. The funded status of the Company's pension scheme as of December 31, 1997, was as follows:

               Benefit obligation:
                  Vested benefit obligation                        $     -
                  Non-vested benefit obligation                           (256)
                                                                     ---------
                  Accumulated benefit obligation                          (256)
                  Effects of future salary progression                    (638)
                                                                     ---------
                  Projected benefit obligation                            (894)
               Fair value of plan assets                                   256
                                                                     ---------
               Benefit obligation in excess of plan assets                (638)
               Unrecognized net obligation at transition                   599
                                                                     ---------
               Accrued pension liabilities                         $       (39)
                                                                     =========

      Actuarial assumptions are as follows:

              Discount rate                                               6.50%
              Rate of salary progression                                  6.00%
              Projected return on plan assets                             6.50%


      Pension expenses were $198, $135 and $0 for the years ended December 31, 1997, 1996 and 1995, respectively. As of December 31, 1997 and 1996, the balances of the Company's pension fund maintained with the Central Trust of China were $270 and $64, respectively. As of December 31, 1997 and 1996, the unpaid balances of $63 and $71, respectively, were included in accrued expenses.






                                                                     (Continued)

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS





     As of December 31, 1997 and 1996, no employee qualified for retirement.

(11) Stockholders' Equity

      (a) Capital stock

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

      (b) Distribution of earnings

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

(12) Income Tax

      The Company's earnings are subject to an income tax rate of 20%. For the years ended December 31, 1997, 1996 and 1995, income tax expense (benefit) was as follows:

                                                                                        (UNAUDITED)
                                                                                        -----------
                                                                         1997         1996          1995
                                                                       ---------    ---------     ------
            Current income tax expense                               $        25         -               50
            Deferred income tax benefit                                   (5,690)     (11,652)       (2,610)
                                                                       ---------    ---------     ---------
                                                                     $    (5,665)     (11,652)       (2,560)
                                                                       =========    =========     =========


      The Company's income tax benefit for the years ended December 31, 1997, 1996 and 1995, differed from the expected income tax, computed by applying the 20% tax rate on loss before income tax as shown on the financial statements, as follows:



                                                                     (Continued)

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS


                                                                                        (UNAUDITED)
                                                                                        -----------
                                                                          1997         1996          1995
                                                                       ---------    ---------     ---------
            Computed "expected" income tax benefit                  $     (3,890)      (5,717)       (1,225)
            Investment tax credits earned                                 (4,736)     (10,811)       (1,322)
            Unrealized exchange gain                                      (5,070)       -            -
            Others                                                            45           32           (13)
            Valuation allowance                                            7,986        4,844        -
                                                                       ---------    ---------     ----------
            Income tax benefit                                      $     (5,665)     (11,652)       (2,560)
                                                                       =========    =========     ==========


      As of December 31, 1997 and 1996, refundable income taxes were as follows:

                                                                          DECEMBER 31,
                                                                          ------------
                                                                                      1996
                                                                         1997       (UNAUDITED)
                                                                         ----       -----------
            Estimated income tax expense                            $         25        -
            Prepaid and withheld income tax                                  178          357
            Other                                                            (25)       -
            Income tax refundable from prior years                           477          233
                                                                       ---------    ---------
            Income tax refundable                                   $        655          590
                                                                       =========    =========


      The temporary differences, tax credits, loss carryforwards and their effects on deferred income tax assets are as follows as of December 31, 1997 and 1996:



                                                                                        DECEMBER 31,
                                                                    -------------------------------------------------

                                                                            1997                 1996 (UNAUDITED)
                                                                    -------------------------------------------------
                                                                                  INCOME TAX               INCOME TAX
                                                                      AMOUNT       EFFECT      AMOUNT       EFFECT
                                                                      ------       ------      ------       ------
            Current assets:
               Unrealized loss from inventory devaluation           $     3,738         748        5,237       1,015
               Organization cost deferred for tax purposes                2,448         490        2,704         541
               Employee benefit costs deferred for tax purposes             171          34          204          41
               Unrealized foreign exchange loss                          15,809       3,162         (312)        (63)
                                                                                  ---------                ---------
                                                                                $     4,434                    1,534
                                                                                  =========                =========
            Noncurrent assets:
               Investment tax credits earned                        $    14,762      14,762       12,067      12,067
               Organization costs deferred for tax purposes               3,507         702        6,464       1,293
               Employee benefit costs deferred for tax purposes             171          34          407          81
               Difference in technology fee                                 391          78         (340)        (68)
               Tax loss carryforward                                     46,851       9,370       21,108       4,222
                                                                                  ---------                ---------
                                                                                     24,946                   17,595
               Less: valuation allowance                                            (11,908)                  (4,939)
                                                                                  ---------                ---------
                                                                                $    13,038                   12,656
                                                                                  =========                =========


                                                                     (Continued)

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS



      A valuation allowance has been established at December 31, 1997 and 1996 due to the uncertainty of realizing a portion of the deferred tax asset balance. In management's opinion it is more likely than not that the net deferred tax asset balance at December 31, 1997 and 1996 will be realized.

      The significant factors considered in determining the valuation allowance at December 31, 1997 and 1996 included the Company's eight year financial forecast, the expected length of the Company's start-up period for its newly constructed facilities, the expected future market conditions in Taiwan and the semiconductor industry, the impact of the tax holiday periods, and the expiration dates of available investment tax credits and loss carryforwards.

      According to the ROC Income Tax Law, pre-operating expenses of the Company during the development stage are amortized for tax purposes on a straight-line basis over a period of not less than five years.

      ROC tax regulations stipulate that investment tax credits used by the Company each year shall not exceed 50% of the current income tax payable, and any unused balance can be carried forward to the following four years, subject to the same percentage limitation for each year except in the year of expiration when any remainder can be used for offset of income tax payable in that year. As of December 31, 1997, the estimated unused income tax credits, resulting from investment in machinery and equipment and research and development, available to reduce future tax liabilities and the years of expiration were as follows:


                    YEAR OF INVESTMENT               TAX CREDITS          YEAR OF EXPIRATION
                    ------------------               -----------          ------------------
                           1995                     $     4,246                   1999
                           1996                          10,196                   2000
                           1997                             320                   2001
                                                       --------
                                                    $    14,762


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

      Pursuant to the ROC Income Tax Law, the Company's tax losses may be carried forward for up to five years to reduce future taxable income. As of December 31, 1997, the estimated tax loss carryforwards were as follows:


               YEAR OF LOSS                AMOUNT        YEAR OF EXPIRATION

                      1996               $   16,272              2001
                      1997                   30,579              2002
                                           --------
                                         $   46,851


      The tax authorities have examined and assessed the Company's income tax returns through 1995.

(13) Pledged Assets

      As of December 31, 1997 and 1996, pledged assets were as follows:

                                                                                              DECEMBER 31,
                                                                                              ------------
                                                                                                          1996
                       ASSETS                       RELATED SECURED LIABILITIES               1997      (UNAUDITED)
               ----------------------       ----------------------------------------       ----------   -----------
            Time Deposits
               Restricted bank deposits     Short-term loans                             $     3,063        -
               Restricted bank deposits     Documentary draft for export in customs               31        -
               Restricted bank deposits     Long-term loans                                    -           40,709
            Machinery and equipment         Long-term loans                                   53,312       34,941
            Buildings                                                                         34,333       39,538
                                                                                           ---------    ---------
                                                                                         $    90,739      115,188
                                                                                           =========    =========





                                                                     (Continued)

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS




(14) Commitments

      (a) Operating lease

          The Company is leasing its plant site from the Science-Based Industrial Park Administration Bureau for a period of 20 years, expiring December 31, 2014. In accordance with the lease agreement, rental payments are subject to adjustment as and when the government reappraises the land value. The current rent is NT$12,390 ($380) per year.

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

     (b)  Technical Service Agreement

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



                                                                     (Continued)

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS





      (a) Employee retirement benefits

          Under ROC GAAP, the pension expense recorded by the Company in connection with its defined benefit pension plan was based on the amount of the contributions made by the Company to the pension plan as required by government regulations. Under US GAAP, the accumulated pension obligation and pension expense is determined on an actuarial basis, assuming the Company first adopted this policy at the beginning of 1996 since it was not feasible to apply the actuarial basis at an earlier period. The impact of this difference is not significant to the Company's determination of results of operations or stockholders' equity under US GAAP for the periods presented.

      (b) Technology fee

          Under ROC GAAP, the Company capitalizes and amortizes certain costs in connection with a technical assistance agreement entered into with a shareholder, MEMC. Under US GAAP, such payments are expensed as incurred or treated as a deemed dividend depending on the nature of the payment.

         A reconciliation from ROC GAAP to US GAAP of net loss and stockholders' equity follows:


                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                                                 1996
                                                                                  1997        (UNAUDITED)
                                                                                              -----------

            Net loss as reported under ROC GAAP                               $   (13,784)      (16,931)
            (a)  Amortization of capitalized technology fees                        1,500           583
            (b)  Income tax effects resulting from capitalized technology            (295)         (119)
                                                                                ----------    ----------
                 fees
            Net loss in accordance with US GAAP                               $   (12,579)      (16,467)
                                                                                =========     =========
            Basic loss per share                                                    (0.05)        (0.08)
                                                                                =========     =========


          Stockholders' equity:

                                                                                   DECEMBER 31,
                                                                                   ------------
                                                                                                1996
                                                                                  1997        (UNAUDITED)
                                                                                              -----------

            Stockholders' equity as reported under ROC GAAP                   $    79,545        74,488
            (a)  Effect of capitalization of technology fees, net of               (5,417)       (6,917)
                 amortization
            (b)  Income tax effects resulting from capitalized technology             553           848
                                                                                ---------     ---------
                 fees
            Stockholders' equity in accordance with US GAAP                   $    74,681        68,419
                                                                                =========     =========


      As discussed in note 2(b), the Company previously reported results of operations and stockholders' equity using the U.S. dollar as the functional currency only for periods after September 30, 1997 under both ROC GAAP and US GAAP. The restated net loss, basic loss per share and stockholders' equity using the U.S. dollar as the functional currency is as follows:










                                                                     (Continued)

                     TAISIL ELECTRONIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS





                                                                                      NET LOSS      STOCKHOLDERS'
                                                                          NET LOSS    PER SHARE        EQUITY
                                                                          --------    ---------        ------
           As of and for the year ended December 31, 1996 (unaudited):
                As previously reported                                  $   (16,711)     (0.08)          67,027
                Effect of adjustments                                           244       -               1,392
                As restated                                                 (16,467)     (0.08)          68,419

           As of and for the year ended December 31, 1997:
                As previously reported                                  $   (16,522)     (0.06)          67,644
                Effect of adjustments                                         3,943       0.01            7,037
                As restated                                                 (12,579)     (0.05)          74,681


(16) Reclassifications

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

Exhibit
  No.      Description
_______    _____________________________________________________________________

  2       Omitted -- Inapplicable
  3(i) Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3-a of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  3(ii) Restated By-laws of the Company (Incorporated by reference to Exhibit 3-b of the Company's Form 10-Q for the Quarter ended September 30,
          1996)
  4       Omitted-- Inapplicable
  5       Omitted-- Inapplicable
  9       Omitted-- Inapplicable
  *10-a Shareholders Agreement dated May 24, 1994 among the Company and China Steel Corporation ("China Steel"), China Development Corporation and Chiao Tung Bank (Incorporated by reference to Exhibit 10(a) of Amendment No. 4 to the Company's Form S-1 Registration Statement No. 33-92412)
  *10-b Technology Cooperation Agreement dated October 26, 1994 between the Company and Taisil Electronic Materials Corporation ("Taisil") (Incorporated by reference to Exhibit 10-b of Amendment No. 4 to the Company's Form S-1 Registration Statement No. 33-92412)
  10-c Joint Venture Agreement dated August 28, 1990 among the Company, Pohang Iron and Steel Company, Ltd. ("POSCO") and Samsung Electronics Company, Ltd. ("Samsung") (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  10-d First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to
          Exhibit 10-d of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  10-e Second Amendment to Joint Venture Agreement dated December 30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to
          Exhibit 10-e of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  *10-f Technical Agreement dated December 19, 1990 between the Company and POSCO Huls Company Limited ("PHC") (Incorporated by reference to
          Exhibit 10-f of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  *10-g Amendment to Technical Agreement dated as of January 1, 1995 between the Company and PHC (Incorporated by reference to Exhibit 10-g of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  *10-h Shareholder's Agreement dated as of May 16, 1995 between the Company and Texas Instruments Incorporated ("TI") (Incorporated by reference to Exhibit 10-h of Amendment No. 4 to the Company's Form S-1 Registration Statement No. 33-92412)
  *10-i TI Purchase Agreement dated as of June 30, 1995 between the Company, MEMC Southwest Inc. ("MEMC Southwest") and TI (Incorporated by reference to Exhibit 10-i of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  *10-i(1)Amendment to TI Purchase Agreement dated as of June 5, 1997, between MEMC Southwest Inc. and TI (Incorporated by reference to
          Exhibit 10-i of the Company's Form 10-Q for the Quarter ended June 30,
          1997)
  10-j Lease Agreement Covering Silicon Wafer Operation Premises dated June 30, 1995 between TI and MEMC Southwest (Incorporated by reference to
          Exhibit 10-j of the Company's Form 10-Q for the Quarter ended June 30,
          1995)
  10-j(1) Sublease Agreement covering Silicon Wafer Operation Premises dated
          June 30, 1995 between TI and MEMC Southwest (Incorporated by reference to Exhibit 10-j(1) of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  *10-k Technology Transfer Agreement dated as of June 30, 1995 between the Company, TI and MEMC Southwest (Incorporated by reference to Exhibit 10-k of the Company's Form 10-Q for the Quarter ended June 30, 1995)
  10-l Registration Rights Agreement between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-l of the Company's Form 10-K for the Year ended December 31, 1995)
  10-m    Form of Master Reserve Volume Agreement (Incorporated by reference to
          Exhibit 10-m of the Company's Form 10-K for the Year ended December 31, 1995)
  +10-n Employment Agreement between the Company and Dr. Robert M. Sandfort (Incorporated by reference to Exhibit 10-q of the Company's Form 10-K for the Year ended December 31, 1995)
  +10-o Employment Agreement dated as of April 1, 1993 among Huls Belgium S.A., the Company and Marcel Coinne (Incorporated by reference to Exhibit 10-r of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
  +10-p MEMC Supplemental Executive Pension Plan 1997 Restatement (Incorporated by reference to Exhibit 10-s of the Company's Form 10-Q for the Quarter ended March 31, 1997)

 +10-q MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on March 18, 1997 (Incorporated by reference to Exhibit 10-t of the Company's Form 10-Q for the Quarter ended March 31, 1997)
 +10-q(1) Form of Stock Option and Restricted Stock Agreement (Incorporated
        by reference to Exhibit 10-t(1) of the Company's Form 10-K for the
        Year ended December 31, 1995)
 +10-q(2) Stock Option and Restricted Stock Agreement between the Company and Dr. Robert M. Sandfort (Incorporated by reference to Exhibit
        10-t(3) of the Company's Form 10-K for the Year ended December 31,
        1995)
 +10-r Annual Incentive Plan for Selected Key Employees of MEMC Electronic Materials, Inc. and its Subsidiaries (Incorporated by reference to
        Exhibit 10-u of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
 10-s Service Agreement dated January 1, 1995 between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-v of Amendment
        No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
 10-t Letter Agreement dated June 19, 1995 amending the Service Agreement dated January 1, 1995 among the Company and Huls Corporation (Incorporated by reference to Exhibit 10-w of the Company's Form 10-Q for the Quarter ended June 30, 1995)
 10-u Agency and Services Agreement dated January 1, 1995 between MEMC Electronic Materials, SpA and Huls France S.A. (Incorporated by reference to Exhibit 10-x of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
 10-v Agency and Services Agreement dated April 1, 1989 between MEMC Electronic Materials, SpA and Huls (U.K.) Ltd. and the amendment thereto dated November 20, 1991 (Incorporated by reference to Exhibit 10-y of Amendment No. 1 to the Company's Form S-1 Registration
        Statement No. 33- 92412)
 10-w Service Agreement effective July 1, 1995 between MEMC Electronic Materials, SpA and Huls AG (and English translation thereof) (Incorporated by reference to Exhibit 10-z of the Company's Form 10-K for the Year ended December 31, 1995)
 10-x Sales Representative and Offer Agency Agreement dated November 7, 1991 between MEMC Electronic Materials, SpA and MEMC Electronic Materials, Company (now MEMC Huls Korea Company) (Incorporated by reference to
        Exhibit 10-aa of Amendment  No. 1 to the Company's Form S-1
        Registration Statement No. 33-92412)
 *10-y  Trichlorosilane Supply Agreement between MEMC Electronic Materials
        SpA and Huls Silicone GmbH dated as of December 31, 1995 (Incorporated by reference to Exhibit 10-bb of the Company's Form 10-K for the Year ended December 31, 1995)
 10-z Sales Representative and Offer Agency Agreement dated December 9, 1991 between the Company and MEMC Electronic Materials, Company (now MEMC Huls Korea Company) (Incorporated by reference to Exhibit 10-cc of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
 +10-aa Employment Agreement effective as of June 16, 1995 between the
        Company and James M. Stolze (Incorporated by reference to Exhibit
        10-ee of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)
 10-bb Note Agreement dated as of June 30, 1995 among MEMC Southwest Inc., Texas Instruments Incorporated and MEMC Electronic Materials, Inc. (Incorporated by reference to Exhibit 10-gg of the Company's Form 10-K for the Year ended December 31, 1995)
 10-cc  Credit Agreement dated as of July 10, 1995, between the Company and
        Huls Corporation (Incorporated by reference to Exhibit 10-jj of the Company's Form 10-Q for the Quarter ended June 30, 1995)
 10-dd  Credit Agreement dated as of July 10, 1995, between the Company and
        Huls Corporation (Incorporated by reference to Exhibit 10-kk of the Company's Form 10-Q for the Quarter ended June 30, 1995)
 10-ee  Credit Agreement dated as of July 10, 1995, between the Company and
        Huls Corporation (Incorporated by reference to Exhibit 10-ll of the Company's Form 10-Q for the Quarter ended June 30, 1995)
 10-ff  Credit Agreement dated as of July 10, 1995, between the Company and
        Huls Corporation (Incorporated by reference to Exhibit 10-mm of the Company's Form 10-Q for the Quarter ended June 30, 1995)
 10-gg  Credit Agreement dated as of July 10, 1995, between the Company and
        Huls AG (Incorporated by reference to Exhibit 10-nn of the Company's Form 10-Q for the Quarter ended June 30, 1995)
 10-hh  Credit Agreement dated as of July 10, 1995, between the Company and
        Huls AG (Incorporated by reference to Exhibit 10-oo of the Company's Form 10-Q for the Quarter ended June 30, 1995)
 10-ii Revolving Credit Agreement dated as of July 10, 1995, between the Company and Huls AG (Incorporated by reference to Exhibit 10-pp of the Company's Form 10-Q for the Quarter ended June 30, 1995)
 10-jj Reimbursement Agreement effective as of August 1, 1995 between the Company and Huls AG (Incorporated by reference to Exhibit 10-rr of the Company's Form 10-K for the Year ended December 31, 1995)
 10-kk MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to
        Exhibit 10-tt of the Company's Form 10-K for the Year ended December
        31, 1995)
 *10-ll Seller Technology License Agreement dated as of July 31, 1995, among
        Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company's Form
        10-K/A Amendment No. 2 for the Year Ended December 31, 1997)
 *10-mm Technology Purchase Agreement dated as of July 31, 1995, among
          Albemarle Corporation and the Company (Incorporated by reference to
          Exhibit 10-mm of the Company's Form 10-K/A Amendment No. 2 for the Year Ended December 31, 1997)
 10-nn Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to
          Exhibit 10-nn of the Company's Form 10-K/A Amendment No. 2 for the Year Ended December 31, 1997)
 10-nn(1) Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarl Corporation (Incorporated by reference to Exhibit 10-nn(1) of the Company's Form 10-K/A Amendment No. 2 for the Year Ended December 31, 1997)
 +10-oo Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company's Form 10-K for the Year ended December 31, 1995)
 +10-pp Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company's Form 10-K for the Year ended December 31, 1995)
 10-qq Credit Agreement between the Company and Huls AG dated as of December 22, 1995 (Incorporated by reference to Exhibit 10-aaa of the Company's Form 10-K for the Year ended December 31, 1995)
 10-rr Credit Agreement between the Company and Huls AG dated as of December 22, 1995 (Incorporated by reference to Exhibit 10-bbb of the Company's Form 10-K for the Year ended December 31, 1995)
 10-ss Credit Agreement between the Company and Huls AG dated as of December 22, 1995 (Incorporated by reference to Exhibit 10-ccc of the Company's Form 10-K for the Year ended December 31, 1995)
 10-tt Credit Agreement between the Company and Huls AG dated as of December 22, 1995 (Incorporated by reference to Exhibit 10-ddd of the Company's Form 10-K for the Year ended December 31, 1995)
 10-uu Commitment Fee Agreement between the Company and Huls Corporation dated as of July 10, 1995 (Incorporated by reference to Exhibit 10-eee of the Company's Form 10-K for the Year ended December 31, 1995)
 10-vv Commitment Fee Agreement between the Company and Huls Corporation dated as of July 10, 1995 (Incorporated by reference to Exhibit 10-fff of the Company's Form 10-K for the Year ended December 31, 1995)
 10-ww Commitment Fee Agreement between the Company and Huls Corporation dated as of July 10, 1995 (Incorporated by reference to Exhibit 10-ggg of the Company's Form 10-K for the Year ended December 31, 1995)
 +10-xx Employment Agreement dated September 3, 1996 between the Company and Ludger H. Viefhues (Incorporated by reference to Exhibit 10-hhh of the Company's Form 10-Q for the Quarter ended September 30, 1996)
 +10-yy Stock Option Agreement dated as of September 1, 1996 between the Company and Ludger H. Viefhues (Incorporated by reference to Exhibit 10-iii of the Company's Form 10-Q for the Quarter ended September 30,
          1996)
 *10-zz HSC/MEMC Agreement dated as of December 27, 1994 between the Company and Hemlock Semiconductor Corporation ("Hemlock") (Incorporated by reference to Exhibit *10-ggg of the Company's Form 10-Q for the Quarter ended March 31, 1997)
 *10-zz(1)Letter Amendment dated as of June 20, 1995 to the HSC/MEMC Agreement between the Company and Hemlock (Incorporated by reference to Exhibit *10-ggg(1) of the Company's Form 10-Q for the Quarter ended March 31,
          1997)
 *10-zz(2)Letter Amendment dated as of November 8, 1996 to the HSC/MEMC
          Agreement between the Company and Hemlock (Incorporated by reference to Exhibit *10-ggg(2) of the Company's Form 10-Q for the Quarter ended March 31, 1997)
 *10-aaa Joint Venture Agreement dated as of December 20, 1996 between the Company and Khazanah Nasional Berhad (Incorporated by reference to
          Exhibit 10-hhh of the Company's Form 10-K for the Year ended December 31, 1996)
 *10-bbb Technology Cooperation Agreement dated as of December 20, 1996 between the Company and MEMC Kulim Electronic Materials, SDN BHD (Incorporated by reference to Exhibit 10-iii of the Company's Form 10-K for the Year ended December 31, 1996)
 10-ccc Credit Agreement dated as of December 1, 1996 between the Company and Huls AG (Incorporated by reference to Exhibit 10-jjj of the Company's Form 10-K for the Year ended December 31, 1996)
 10-ddd Credit Agreement dated as of December 1, 1996 between the Company and Huls AG (Incorporated by reference to Exhibit 10-kkk of the Company's Form 10-K for the Year ended December 31, 1996)
 10-eee Credit Agreement dated as of April 1, 1996 between the Company and Huls AG (Incorporated by reference to Exhibit 10-lll of the Company's Form 10-K for the Year ended December 31, 1996)
 10-fff Fourth Short-Term Loan Agreement dated as of March 31, 1996 between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-mmm of the Company's Form 10-K for the Year ended December 31,
          1996)
 +10-gg Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company's Form 10-Q for the Quarter ended March 31, 1997)
 +10-hhh Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company's Form 10-Q for the Quarter ended March 31,
          1997)
 +10-iii Form of Stock Option Agreement (Nonemployee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company's Form 10-Q for the Quarter ended March 31, 1997)
 10-jjj Five Year Credit Agreement dated as of June 26, 1997, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-qqq of the Company's Form 10-Q for the Quarter ended June 30, 1997)

  10-kkk Six Year Credit Agreement dated as of June 26, 1997, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-rrr of the Company's Form 10-Q for the Quarter ended June 30, 1997)
  10-lll Seven Year Credit Agreement dated as of June 26, 1997, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-sss of the Company's Form 10-Q for the Quarter ended June 30, 1997)
  10-mmm Eight Year Credit Agreement dated as of June 26, 1997, between the Company and Huls Corporation (Incorporated by reference to Exhibit 10-ttt of the Company's Form 10-Q for the Quarter ended June 30, 1997)
  +10-nnn Consulting Agreement dated December 1, 1997, between the Company and
          Dr. Robert M. Sandfort (Incorporated by reference to Exhibit 10-nnn of the Company's Form 10-K/A Amendment No. 2 for the Year Ended December 31, 1997)
  +10-ooo Separation Agreement, General Release and Covenant Not to Sue dated
          December 31, 1997, between the Company and Tommy L. Cadwell (Incorporated by reference to Exhibit 10-ooo of the Company's Form 10-K for the Year ended December 31, 1997)
  +10-ppp Letter Agreement dated as of April 1, 1993, between the Company and
          Ralph D. Hartung (Incorporated by reference to Exhibit 10-ppp of the Company's Form 10-K for the Year ended December 31, 1997)
  11      Omitted-- Inapplicable
  12      Omitted-- Inapplicable
  13 Page 44 of the Company's 1997 Annual Report (Incorporated by reference to Exhibit 13 of the Company's Form 10-K for the Year ended December 31, 1997)
  16      Omitted -- Inapplicable
  18      Omitted -- Inapplicable
  21 Subsidiaries of the Company (Incorporated by reference to Exhibit 21 of the Company's Form 10-K for the Year ended December 31, 1997)
  22      Omitted -- Inapplicable
  23-a    Consent of KPMG LLP
  23-b    Consent of KPMG San Tong Corp.

  23-c    Consent of KPMG Certified Public Accountants

  24 Powers of Attorney submitted by Dr. Erhard Meyer-Galow; Willem D. Maris; Dr. Alfred Oberholz; Paul T. O'Brien; and Michael B. Smith (Incorporated by reference to Exhibit 24 of the Company's Form 10-K for the Year ended December 31, 1997)
  27 Financial Data Schedule for the Fiscal Year Ended December 31, 1997 (filed electronically with the SEC only)
  27-a Restated Financial Data Schedule for the Nine Months ended September 30, 1997(filed electronically with the SEC only)
  27-b Restated Financial Data Schedule for the Six Months ended June 30, 1997 (filed electronically with the SEC only)
  27-c    Restated Financial Data Schedule for the Three Months ended
          June 30, 1997 (filed electronically with the SEC only)
  27-d Restated Financial Data Schedule for the Fiscal Year ended December 31, 1996 (filed electronically with the SEC only)
  27-e Restated Financial Data Schedule for the Nine Months ended September 30, 1996 (filed electronically with the SEC only)
  27-f Restated Financial Data Schedule for the Six Months ended June 30, 1996 (filed electronically with the SEC only)
  99      Omitted -- Inapplicable


-----------------
* Confidential treatment of certain portions of these documents has been granted.

+ These Exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an Exhibit to this form pursuant to
     Item 14(c) of this report.