Form 10-Q/A
period 1998-03-31
MEMC ELECTRONIC MATERIALS INC
filed 1999-03-02
CIK 945436

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

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

          Common Stock outstanding at March 31, 1998: 40,511,164 shares

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; Dollars in thousands, except share data)

                                                                                         Three Months Ended
                                                                                             March 31,
                                                                                         1998          1997
                                                                                         ----          ----
Net sales                                                                             $  235,243     $  222,284
Cost of goods sold                                                                       211,475        194,215
                                                                                      ----------     ----------
       Gross margin                                                                       23,768         28,069
Operating expenses:
     Marketing and administration                                                         18,430         17,981
     Research and development                                                             20,103         13,407
     Restructuring costs                                                                   8,026              -
                                                                                      ----------     ----------
       Operating loss                                                                    (22,791)        (3,319)
                                                                                      ----------     ----------
Nonoperating (income) expense:
     Interest expense                                                                      8,278              -
     Interest income                                                                        (503)          (593)
     Royalty income                                                                       (1,101)        (2,087)
     Other, net                                                                            1,591          1,707
                                                                                      ----------     ----------
       Total nonoperating (income) expense                                                 8,265           (973)
                                                                                      ----------     ----------
       Loss before income taxes, equity
         in loss of joint ventures and
         minority interests                                                              (31,056)        (2,346)
Income taxes                                                                             (10,559)        (1,009)
                                                                                      ----------     ----------
       Loss before equity in loss of joint
         ventures and minority interests                                                 (20,497)        (1,337)
Equity in loss of joint ventures                                                         (11,621)        (1,891)
Minority interests                                                                         1,280            333
                                                                                      ----------     ----------
       Net loss                                                                       $  (30,838)    $   (2,895)
                                                                                      ==========     ==========

Basic loss per share                                                                  $    (0.75)    $    (0.07)
Diluted loss per share                                                                $    (0.75)    $    (0.07)
                                                                                      ==========     ==========

Weighted average shares used in computing basic
     loss per share                                                                   40,898,246     41,336,126
Weighted average shares used in computing diluted
     loss per share                                                                   40,898,246     41,336,126
                                                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                               (Unaudited)
                                                                                March 31,           December 31,
                                                                                   1998                 1997
                                                                                  ----                 ----
ASSETS
Current assets:
    Cash and cash equivalents                                                   $   16,978            $   30,053
    Accounts receivable, less allowance for doubtful accounts of
      $2,218 and $3,473 in 1998 and 1997, respectively                             150,239               154,702
    Income taxes receivable                                                          8,845                14,382
    Inventories                                                                    146,828               141,447
    Prepaid and other current assets                                                39,895                36,391
                                                                                ----------            ----------
       Total current assets                                                        362,785               376,975
Property, plant and equipment, net of accumulated depreciation of
    $492,669 and $465,384 in 1998 and 1997, respectively                         1,204,238             1,200,827
Investment in joint ventures                                                       112,699               112,573
Excess of cost over net assets acquired, net of accumulated amortization
    of $4,096 and $3,752 in 1998 and 1997, respectively                             49,428                49,772
Other assets                                                                        69,147                54,277
                                                                                ----------            ----------
       Total assets                                                             $1,798,297            $1,794,424
                                                                                ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current portion of long-term debt                 $  108,508            $  122,476
    Accounts payable                                                               108,674               146,172
    Accrued liabilities                                                             61,474                48,611
    Accrued wages and salaries                                                      24,706                21,267
                                                                                ----------            ----------
       Total current liabilities                                                   303,362               338,526
Long-term debt, less current portion                                               597,630               510,038
Pension and similar liabilities                                                     77,555                76,837
Customer deposits                                                                   68,122                67,141
Other liabilities                                                                   26,829                26,901
                                                                                ----------            ----------
       Total liabilities                                                         1,073,498             1,019,443
                                                                                ----------            ----------

Minority interests                                                                  57,947                59,227
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 50,000,000 shares authorized, none
     issued or outstanding in 1998 or 1997                                             -                     -
   Common stock, $.01 par value, 200,000,000 shares authorized,
     41,440,369 issued and outstanding in 1998 and 1997                                414                   414
   Additional paid-in capital                                                      574,317               574,317
   Retained earnings                                                               137,658               168,496
   Accumulated other comprehensive loss                                            (28,146)              (25,721)
   Unearned restricted stock awards                                                   (371)                 (424)
   Treasury stock, at cost: 929,205 and 36,205 shares in 1998 and
     1997, respectively                                                            (17,020)               (1,328)
                                                                                ----------            ----------
       Total stockholders' equity                                                  666,852               715,754
                                                                                ----------            ----------
       Total liabilities and stockholders' equity                               $1,798,297            $1,794,424
                                                                                ==========            ==========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited; Dollars in thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   1998                 1997
                                                                                   ----                 ----
Cash flows from operating activities:
    Net loss                                                                      $(30,838)             $ (2,895)
    Adjustments to reconcile net loss to net cash used
       in operating activities:
          Depreciation and amortization                                             38,448                26,422
          Minority interests                                                        (1,280)                 (333)
          Equity in loss of joint ventures                                          11,621                 1,891
          Working capital and other                                                (32,634)              (35,331)
                                                                                   -------               -------
           Net cash used in operating activities                                   (14,683)              (10,246)
                                                                                   -------               -------
Cash flows from investing activities:
    Capital expenditures                                                           (49,330)              (98,221)
    Proceeds from sale of property, plant and equipment                              2,916                     -
    Equity infusions in joint ventures                                             (11,747)                    -
    Dividend received from unconsolidated joint venture                                  -                11,262
    Other                                                                              550                (1,029)
                                                                                   -------               -------
           Net cash used in investing activities                                   (57,611)              (87,988)
                                                                                   -------               -------
Cash flows from financing activities:
    Net short-term borrowings                                                      (13,778)                 (599)
    Proceeds from issuance of long-term debt                                        89,100                87,930
    Principal payments on long-term debt                                              (495)                 (531)
    Repurchase of common stock                                                     (15,692)                    -
                                                                                   -------               -------
           Net cash provided by financing activities                                59,135                86,800
                                                                                   -------               -------
Effect of exchange rate changes on cash and cash equivalents                            84                  (535)
                                                                                   -------               -------
           Net decrease in cash and cash equivalents                               (13,075)              (11,969)
Cash and cash equivalents at beginning of period                                    30,053                35,096
                                                                                   -------               -------
Cash and cash equivalents at end of period                                        $ 16,978              $ 23,127
                                                                                   =======               =======

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands except share data)

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

      Comprehensive loss for the three-month periods ended March 31, 1998 and 1997 was $33,263 and $15,617, respectively. The Company's comprehensive loss is impacted only by foreign currency translation adjustments.

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

Equity in Loss of Joint Ventures. Equity in loss of joint ventures rose $9.7 million to a loss of $11.6 million for the three months ended March 31, 1998 compared to the year ago period. Equity in income of joint ventures was $12.3 million for the fourth quarter of 1997. The loss as compared to the year-ago period is due to the lower volume and prices at PHC and lower prices at Taisil.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Excluding the impact of any net foreign currency transaction gains or losses, PHC would have contributed income of $0.2 million in the 1998 first quarter, compared to income of $6.4 million in the 1997 fourth quarter. Taisil would have incurred a loss of $4.4 million for the first quarter of 1998, compared to a loss of $1.5 million in the fourth quarter of 1997. Taisil also recorded a positive tax adjustment associated with certain tax elections amounting to $1.3 million in the 1997 fourth quarter. The decline in operating results for both entities is attributable to lower volumes and pricing in the first quarter of 1998.

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

A comparison of the components of the Company's financial condition follows (dollars in millions):

                                         March 31,         December 31,
                                           1998               1997
                                           ----               ----
Working capital                           $59.4              $38.4
Current ratio                             1.2 to 1           1.1 to 1
Stockholders' equity                      $666.9             $715.8
Total debt to total capitalization        49.3%              44.9%
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

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995
- except for the historical information contained herein, the matters discussed in this document regarding anticipated market conditions, wafer prices and the expected net loss for the 1998 second quarter, charges for the voluntary separation program in the 1998 second quarter, capital expenditures for 1998 and the Company's liquidity are forward looking statements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward looking statements. Potential risks and uncertainties include such factors as the demand for the Company's wafers, utilization of manufacturing capacity, demand for semiconductors generally, changes in the pricing environment, general economic conditions in Asia and specifically Korea, competitors' actions and other risks described in the Company's filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 1997.


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


                            MEMC Electronic Materials, Inc.


March 2, 1999             /s/ JAMES M. STOLZE
-----------------         ---------------------------------
                            James M. Stolze
                            Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

                                  EXHIBIT INDEX


The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


   Exhibit
   Number      Exhibit
   ------      -------
     2         Omitted-- Inapplicable
     3-a       Restated Certificate of Incorporation of the Company
               (incorporated by reference to Exhibit 3-a of the Company's Form
               10-Q for the Quarter ended June 30, 1995)
     3-b       Restated By-Laws of the Company (incorporated by reference to
               Exhibit 3-b of the Company's Form 10-Q for the Quarter ended
               September 30, 1996)
     4         Omitted-- Inapplicable
     10        Omitted-- Inapplicable
     11        Omitted-- Inapplicable
     15        Omitted-- Inapplicable
     18        Omitted-- Inapplicable
     19        Omitted-- Inapplicable
     22        Omitted-- Inapplicable
     23        Omitted-- Inapplicable
     24        Omitted-- Inapplicable
     27        Financial Data Schedule (filed electronically with the SEC only)
     99        Omitted -- Inapplicable