Form 10-Q/A
period 1998-06-30
MEMC ELECTRONIC MATERIALS INC
filed 1999-03-02
CIK 945436

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

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                                ----------    ----------

Commission File Number:    1-13828
                           -------


                         MEMC ELECTRONIC MATERIALS, INC.

                         -------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                     56-1505767
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)

501 Pearl Drive (City of O'Fallon)        St. Peters, Missouri             63376
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

          Common Stock outstanding at July 31, 1998: 40,511,164 shares

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.


                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; Dollars in thousands, except share data)

                                                                        Three Months Ended                  Six Months Ended
                                                                              June 30,                           June 30,
                                                                      1998              1997              1998             1997
                                                                      ----              ----              ----             ----
Net sales                                                        $    202,153      $    245,780      $    437,396      $    468,064
Cost of goods sold                                                    205,965           214,948           417,440           409,163
                                                                 ------------      ------------      ------------      ------------
       Gross margin                                                    (3,812)           30,832            19,956            58,901
Operating expenses:
     Marketing and administration                                      18,940            16,878            37,370            34,859
     Research and development                                          17,664            15,769            37,767            29,176
     Restructuring costs                                              131,428                --           139,454                --
                                                                 ------------      ------------      ------------      ------------
       Operating loss                                                (171,844)           (1,815)         (194,635)           (5,134)
                                                                 ------------      ------------      ------------      ------------
Nonoperating (income) expense:
     Interest expense                                                   8,986             1,256            17,264             1,256
     Interest income                                                     (376)             (190)             (879)             (783)
     Royalty income                                                    (1,423)           (2,205)           (2,524)           (4,292)
     Other, net                                                         1,609            (8,248)            3,200            (6,541)
                                                                 ------------      ------------      ------------      ------------
       Total nonoperating (income) expense                              8,796            (9,387)           17,061           (10,360)
                                                                 ------------      ------------      ------------      ------------
       Earnings (loss) before income taxes, equity
         in loss of joint ventures and
         minority interests                                          (180,640)            7,572          (211,696)            5,226
Income taxes                                                          (36,935)            3,257           (47,494)            2,248
                                                                 ------------      ------------      ------------      ------------
       Earnings (loss) before equity in loss of joint
         ventures and minority interests                             (143,705)            4,315          (164,202)            2,978
Equity in loss of joint ventures                                       (6,860)           (1,205)          (18,481)           (3,096)
Minority interests                                                      1,920             1,109             3,200             1,442
                                                                 ------------      ------------      ------------      ------------
       Net earnings (loss)                                       $   (148,645)     $      4,219      $   (179,483)     $      1,324
                                                                 ============      ============      ============      ============

Basic earnings (loss) per share                                  $      (3.67)     $       0.10      $      (4.41)     $       0.03
Diluted earnings (loss) per share                                $      (3.67)     $       0.10      $      (4.41)     $       0.03
                                                                 ============      ============      ============      ============

Weighted average shares used in computing basic
     earnings (loss) per share                                     40,511,164        41,338,426        40,703,636        41,409,163
Weighted average shares used in computing diluted
     earnings (loss) per share                                     40,511,164        41,524,290        40,703,636        41,556,378
                                                                 ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                                                   (Unaudited)
                                                                                                     June 30,           December 31,
                                                                                                       1998                 1997
                                                                                                   -----------          ------------
ASSETS
Current assets:
    Cash and cash equivalents                                                                      $    16,777          $    30,053
    Accounts receivable, less allowance for doubtful accounts of
      $2,300 and $3,473 in 1998 and 1997, respectively                                                 132,602              154,702
    Income taxes receivable                                                                              7,634               14,382
    Inventories                                                                                        134,971              141,447
    Prepaid and other current assets                                                                    38,008               36,391
                                                                                                   -----------          -----------
       Total current assets                                                                            329,992              376,975
Property, plant and equipment, net of accumulated depreciation of
    $483,377 and $465,384 in 1998 and 1997, respectively                                             1,154,887            1,200,827
Investment in joint ventures                                                                           105,839              112,573
Excess of cost over net assets acquired, net of accumulated amortization
     of $4,440 and $3,752 in 1998 and 1997, respectively                                                49,084               49,772
Other assets                                                                                           112,186               54,277
                                                                                                   -----------          -----------
       Total assets                                                                                $ 1,751,988          $ 1,794,424
                                                                                                   ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current portion of long-term debt                                    $   109,154          $   122,476
    Accounts payable                                                                                    93,018              146,172
    Provision for restructuring costs                                                                   54,192                 --
    Accrued liabilities                                                                                 57,187               48,611
    Accrued wages and salaries                                                                          18,567               21,267
                                                                                                   -----------          -----------
       Total current liabilities                                                                       332,118              338,526
Long-term debt, less current portion                                                                   669,880              510,038
Pension and similar liabilities                                                                         83,119               76,837
Customer deposits                                                                                       68,122               67,141
Other liabilities                                                                                       27,024               26,901
                                                                                                   -----------          -----------
       Total liabilities                                                                             1,180,263            1,019,443
                                                                                                   -----------          -----------

Minority interests                                                                                      56,027               59,227
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 50,000,000 shares authorized, none
       issued or outstanding in 1998 or 1997                                                              --                   --
   Common stock, $.01 par value, 200,000,000 shares authorized,
       41,440,369 issued and outstanding in 1998 and 1997                                                  414                  414
   Additional paid-in capital                                                                          574,317              574,317
   Retained earnings (accumulated deficit)                                                             (10,987)             168,496
   Accumulated other comprehensive loss                                                                (30,708)             (25,721)
   Unearned restricted stock awards                                                                       (318)                (424)
   Treasury stock, at cost: 929,205 and 36,205 shares in 1998 and
       1997, respectively                                                                              (17,020)              (1,328)
                                                                                                   -----------          -----------
       Total stockholders' equity                                                                      515,698              715,754
                                                                                                   -----------          -----------
       Total liabilities and stockholders' equity                                                  $ 1,751,988          $ 1,794,424
                                                                                                   ===========          ===========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited; Dollars in thousands)

                                                                                                            Six Months Ended
                                                                                                                June 30,
                                                                                                        1998                1997
                                                                                                        ----                ----
Cash flows from operating activities:
    Net earnings (loss)                                                                              $(179,483)           $   1,324
    Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
          Depreciation and amortization                                                                 78,384               56,588
          Restructuring costs                                                                          114,800                 --
          Minority interests                                                                            (3,200)              (1,442)
          Equity in loss of joint ventures                                                              18,481                3,096
          Loss (gain) on sale of property, plant and equipment                                              34               (6,831)
          Working capital and other                                                                    (66,429)             (55,643)
                                                                                                     ---------            ---------
           Net cash used in operating activities                                                       (37,413)              (2,908)
                                                                                                     ---------            ---------
Cash flows from investing activities:
    Capital expenditures                                                                              (107,939)            (175,105)
    Proceeds from sale of property, plant and equipment                                                  3,043               12,284
    Equity infusions in joint ventures                                                                 (11,747)                --
    Dividend received from unconsolidated joint venture                                                   --                 11,262
    Other                                                                                                 (398)                 809
                                                                                                     ---------            ---------
           Net cash used in investing activities                                                      (117,041)            (150,750)
                                                                                                     ---------            ---------
Cash flows from financing activities:
    Net short-term borrowings                                                                           (3,726)              40,509
    Proceeds from issuance of long-term debt                                                           170,404              103,347
    Principal payments on long-term debt                                                                (9,715)              (1,368)
    Stock options exercised                                                                               --                    156
    Repurchase of common stock                                                                         (15,692)                --
                                                                                                     ---------            ---------
           Net cash provided by financing activities                                                   141,271              142,644
                                                                                                     ---------            ---------
Effect of exchange rate changes on cash and cash equivalents                                               (93)                (213)
                                                                                                     ---------            ---------
           Net decrease in cash and cash equivalents                                                   (13,276)             (11,227)
Cash and cash equivalents at beginning of period                                                        30,053               35,096
                                                                                                     ---------            ---------
Cash and cash equivalents at end of period                                                           $  16,777            $  23,869
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

     The Company recorded a charge to operations during the second quarter of $114,800 (of which $78,100 is non-cash) related to the above actions, comprised of the following:

                  Asset impairment/write-off          $ 78,100
                  Dismantling costs                     24,500
                  Personnel costs                       12,200
                                                      --------
                                                      $114,800
                                                      ========

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
                                                  ==========        ==========

     The following options to purchase the Company's common stock were outstanding as of June 30, 1998 but were not included in the computation of diluted loss per share for the three and six month periods ended June 30, 1998:

                    Range of                               Number Outstanding
                 Exercise Prices                            at June 30, 1998
                 ---------------                           ------------------
                 $15.00-22.50                                    990,000
                  24.00-29.00                                    661,564
                  32.63-49.50                                    124,100
                                                               ---------
                                                               1,775,664
                                                               =========

(4)  Inventories
     Inventories consist of the following:

                                                   June 30,         December 31,
                                                     1998               1997
                                                     ----               ----
      Raw materials and supplies                   $ 69,465            $ 65,369
      Goods in process                               30,892              37,996
      Finished goods                                 34,614              38,082
                                                   --------            --------
                                                   $134,971            $141,447
                                                   ========            ========

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

     Comprehensive loss for the three and six-month periods ended June 30, 1998 was $151,207 and $184,470, respectively. For the three and six-month periods ended June 30, 1997, the Company had comprehensive income of $9,563 and a comprehensive loss of $6,054, respectively. The Company's comprehensive loss is impacted only by foreign currency translation adjustments.


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

Equity in Loss of Joint Ventures. Equity in loss of joint venture was $6.9 million in the second quarter of 1998, as compared to a loss of $1.2 million in the year-ago period. The loss in the second quarter of 1998 includes the write-off of certain deferred tax assets totaling $5.4 million at Taisil, the Taiwan joint venture, which are not anticipated to be utilized prior to the initiation of a tax holiday beginning in 2000. Excluding the write-off, equity in loss of joint ventures would have been $1.5 million in the second quarter of 1998, reflecting lower volumes and prices at PHC, and lower prices at Taisil.

For the six months ended June 30, 1998, equity in loss of joint ventures was $18.5 million, a $15.4 million increase over the first six months of 1997. Excluding the impact of the deferred tax asset write-off discussed above, equity in loss of joint ventures would have been $13.1 million for the six months ended June 30, 1998. This decrease as compared to the year-ago period is due to the lower volumes and prices at PHC and Taisil.

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

A comparison of the components of the Company's financial condition follows (dollars in millions):

                                          June 30,         December 31,
                                            1998               1997
                                            ----               ----
Working capital                            $ (2.1)           $  38.4
Current ratio                             1.0 to 1           1.1 to 1
Stockholders' equity                      $ 515.7            $ 715.8
Total debt to total capitalization          57.7%              44.9%
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


                         MEMC Electronic Materials, Inc.


March 2, 1999            /s/ JAMES M. STOLZE
-----------------        ------------------------------------------------
                         James M. Stolze
                         Executive Vice President and Chief Financial Officer
                         (on behalf of the registrant and as principal financial
                          and accounting officer)

                                  EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.


  Exhibit
  Number      Exhibit
  -------     -------

   3(i)        Restated Certificate of Incorporation of the Company
               (incorporated by reference to Exhibit 3-a of the Company's Form
               10-Q for the Quarter ended June 30, 1995)
   3(ii)       Restated By-laws of the Company (incorporated by reference to
               Exhibit 3-b of the Company's Form 10-Q for the Quarter ended
               September 30, 1996)
  10-gg(1)     First Amendment to Credit Agreement effective as of July 1, 1998 between the Company and Huls AG (incorporated by reference to
               Exhibit 10-gg(1) of the Company's Form 10-Q for the Quarter Ended
               June 30, 1998)
  10-ii(1)     Amendment to Loan Agreement effective March 4, 1998 between the
               Company and Huls AG (incorporated by reference to Exhibit
               10-ii(1) of the Company's Form 10-Q for the Quarter Ended June
               30, 1998)
  10-qqq       MEMC Electronic  Materials,  Inc. Special  Incentive Plan Summary
               (incorporated  by  reference to Exhibit  10-qqq of the  Company's
               Form 10-Q for the Quarter Ended June 30, 1998)
  10-rrr       Special Incentive Bonus Agreement dated as of March 26, 1998 between the Company and Marcel Coinne (incorporated by reference to Exhibit 10-rrr of the Company's Form 10-Q for the Quarter
               Ended June 30, 1998)
  10-sss       Special Incentive Bonus Agreement dated as of March 24, 1998 between the Company and Ralph D. Hartung (incorporated by
               reference to Exhibit 10-sss of the Company's Form 10-Q for the
               Quarter Ended June 30, 1998)
  10-ttt       Special Incentive Bonus Agreement dated as of March 31, 1998 between the Company and James M. Stolze (incorporated by
               reference to Exhibit 10-ttt of the Company's Form 10-Q for the
               Quarter Ended June 30, 1998)
  10-uuu       Employment Agreement effective as of April 1, 1998 between the
               Company and Klaus R. von Horde (incorporated by reference to
               Exhibit 10-uuu of the Company's Form 10-Q for the Quarter Ended
               June 30, 1998)
  10-vvv       Letter Agreement dated April 17, 1998 between the Company and Dr.
               Werner Schmitz (incorporated by reference to Exhibit 10-vvv of the Company's Form 10-Q for the Quarter Ended June 30, 1998)
  10-www       Agreement dated May 19, 1998 between the Company and Ralph D.
               Hartung (incorporated by reference to Exhibit 10-www of the
               Company's Form 10-Q for the Quarter Ended June 30, 1998)
  10-xxx       Loan Agreement dated as of June 30, 1998 between the Company and
               Huls Corporation (incorporated by reference to Exhibit 10-xxx of the Company's Form 10-Q for the Quarter Ended June 30, 1998)
  27           Financial  Data Schedule (filed electronically with the SEC only)