Form 10-Q/A
period 1998-09-30
MEMC ELECTRONIC MATERIALS INC
filed 1999-03-02
CIK 945436

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

         Common Stock outstanding at October 31, 1998: 40,507,216 shares

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; Dollars in thousands, except share data)

                                                                 Three Months Ended                   Nine Months Ended
                                                                    September 30,                       September 30,
                                                               1998               1997              1998            1997
                                                               ----               ----              ----            ----
Net sales                                                 $    167,685      $    260,026      $    605,081      $    728,090
Cost of goods sold                                             195,780           223,856           613,220           633,019
                                                          ------------      ------------      ------------      ------------
       Gross margin                                            (28,095)           36,170            (8,139)           95,071
Operating expenses:
     Marketing and administration                               16,295            17,113            53,665            51,972
     Research and development                                   20,563            17,241            58,330            46,417
     Restructuring costs                                            --                --           139,454                --
                                                          ------------      ------------      ------------      ------------
       Operating profit (loss)                                 (64,953)            1,816          (259,588)           (3,318)
                                                          ------------      ------------      ------------      ------------
Nonoperating (income) expense:
     Interest expense                                           11,931             5,265            29,195             6,521
     Interest income                                              (293)             (265)           (1,172)           (1,048)
     Royalty income                                             (1,188)           (2,233)           (3,712)           (6,525)
     Other, net                                                    136              (755)            3,336            (7,296)
                                                          ------------      ------------      ------------      ------------
       Total nonoperating (income) expense                      10,586             2,012            27,647            (8,348)
                                                          ------------      ------------      ------------      ------------
       Earnings (loss) before income taxes, equity
         in loss of joint ventures and
         minority interests                                    (75,539)             (196)         (287,235)            5,030
Income taxes                                                   (17,642)              (85)          (65,136)            2,163
                                                          ------------      ------------      ------------      ------------
       Earnings (loss) before equity in loss of joint
         ventures and minority interests                       (57,897)             (111)         (222,099)            2,867
Equity in loss of joint ventures                               (12,860)           (3,737)          (31,341)           (6,833)
Minority interests                                               5,807             1,883             9,007             3,325
                                                          ------------      ------------      ------------      ------------
       Net loss                                           $    (64,950)     $     (1,965)     $   (244,433)     $       (641)
                                                          ============      ============      ============      ============

Basic loss per share                                      $      (1.60)     $      (0.05)     $      (6.01)     $      (0.02)
Diluted loss per share                                    $      (1.60)     $      (0.05)     $      (6.01)     $      (0.02)
                                                          ============      ============      ============      ============

Weighted average shares used in computing basic
     loss per share                                         40,507,810        41,360,861        40,637,643        41,403,629
Weighted average shares used in computing diluted
     loss per share                                         40,507,810        41,360,861        40,637,643        41,403,629
                                                          ============      ============      ============      ============

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                               (Unaudited)
                                                                              September 30,         December 31,
                                                                                   1998                 1997
                                                                                   ----                 ----
ASSETS
Current assets:
    Cash and cash equivalents                                                $      33,529        $       30,053
    Accounts receivable, less allowance for doubtful accounts of
      $2,367 and $3,473 in 1998 and 1997, respectively                             115,957               154,702
    Income taxes receivable                                                         18,255                14,382
    Inventories                                                                    123,183               141,447
    Deferred tax assets, net                                                        22,210                13,206
    Prepaid and other current assets                                                27,479                23,185
                                                                               -----------           -----------
       Total current assets                                                        340,613               376,975
Property, plant and equipment, net of accumulated depreciation of
    $531,642 and $465,384 in 1998 and 1997, respectively                         1,162,021             1,200,827
Investment in joint ventures                                                        93,085               112,573
Excess of cost over net assets acquired, net of accumulated amortization
     of $4,784 and $3,752 in 1998 and 1997, respectively                            48,740                49,772
Other assets                                                                       115,319                54,277
                                                                               -----------           -----------
       Total assets                                                          $   1,759,778        $    1,794,424
                                                                               ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current portion of long-term debt              $     102,486        $      122,476
    Accounts payable                                                                99,840               146,172
    Provision for restructuring costs                                               41,886                     -
    Accrued liabilities                                                             57,191                48,611
    Accrued wages and salaries                                                      21,113                21,267
                                                                               -----------           -----------
       Total current liabilities                                                   322,516               338,526
Long-term debt, less current portion                                               718,428               510,038
Pension and similar liabilities                                                     91,078                76,837
Customer deposits                                                                   62,260                67,141
Other liabilities                                                                   43,993                26,901
                                                                               -----------           -----------
       Total liabilities                                                         1,238,275             1,019,443
                                                                               -----------           -----------

Minority interests                                                                  50,220                59,227
Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value, 50,000,000 shares authorized, none
       issued or outstanding in 1998 or 1997                                             -                     -
   Common stock, $.01 par value, 200,000,000 shares authorized,
       41,436,421 and 41,440,369 issued and outstanding in 1998 and 1997               414                   414
   Additional paid-in capital                                                      574,317               574,317
   Retained earnings (accumulated deficit)                                         (75,937)              168,496
   Accumulated other comprehensive loss                                            (10,226)              (25,721)
   Unearned restricted stock awards                                                   (265)                 (424)
   Treasury stock, at cost: 929,205 and 36,205 shares in 1998 and 1997,
       respectively                                                                (17,020)               (1,328)
                                                                               -----------           -----------
       Total stockholders' equity                                                  471,283               715,754
                                                                               -----------           -----------
       Total liabilities and stockholders' equity                            $   1,759,778         $   1,794,424
                                                                               ===========           ===========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited; Dollars in thousands)

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                                   1998                 1997
                                                                                   ----                 ----
Cash flows from operating activities:
    Net loss                                                                    $ (244,433)         $     (641)
    Adjustments to reconcile net loss to net cash used in
       operating activities:
          Depreciation and amortization                                            120,229              90,543
          Restructuring costs                                                      114,800                   -
          Minority interests                                                        (9,007)             (3,325)
          Equity in loss of joint ventures                                          31,341               6,833
          Loss (gain) on sale of property, plant and equipment                          82              (5,956)
          Working capital and other                                                (31,758)            (93,911)
                                                                                ----------            --------
           Net cash used in operating activities                                   (18,746)             (6,457)
                                                                                ----------            --------
Cash flows from investing activities:
    Capital expenditures                                                          (148,354)           (273,347)
    Proceeds from sale of property, plant and equipment                              5,242              16,497
    Equity infusions in joint ventures                                             (11,747)             (4,000)
    Dividend received from unconsolidated joint venture                                  -              11,263
    Other                                                                              351                 791
                                                                                ----------            --------
           Net cash used in investing activities                                  (154,508)           (248,796)
                                                                                ----------            --------
Cash flows from financing activities:
    Net short-term borrowings                                                      (13,753)             57,651
    Proceeds from issuance of long-term debt                                       217,560             188,781
    Principal payments on long-term debt                                           (11,668)            (10,096)
    Stock options exercised                                                              -                 334
    Repurchase of common stock                                                     (15,692)                  -
                                                                                ----------            --------
           Net cash provided by financing activities                               176,447             236,670
                                                                                ----------            --------
Effect of exchange rate changes on cash and cash equivalents                           283                (439)
                                                                                ----------            --------
           Net increase (decrease) in cash and cash equivalents                      3,476             (19,022)
Cash and cash equivalents at beginning of period                                    30,053              35,096
                                                                                ----------            --------
Cash and cash equivalents at end of period                                      $   33,529         $    16,074
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

(5)  Restructuring Costs
     During the second quarter of 1998, the Company decided to close its small diameter wafer facility in Spartanburg, South Carolina and to withdraw from its 60% owned joint venture in a small diameter wafer operation in China. These actions were taken because (1) a number of semiconductor manufacturers have been running their larger diameter manufacturing lines in preference to their small diameter lines in order to gain production efficiencies; (2) a number of semiconductor manufacturers recently have undertaken restructuring initiatives focused on permanently eliminating small diameter lines; and (3) management believes that small diameter wafer capacity will exceed demand even after the semiconductor industry begins to recover. The Company also decided to forego construction of a new 200 millimeter wafer facility at its 75% owned joint venture in Malaysia. This decision was based upon current and anticipated excess capacity for 200 millimeter wafers and the significant price erosion that the Company has experienced for these wafers.

     The Company recorded a charge to operations of $114,800 (of which $78,100 is non-cash) related to the above actions. Restructuring activity since the provision for restructuring costs was recorded is as follows:

                                     Provision       Amount             Balance
                                                     Utilized           September
                                                                        30, 1998


Asset impairment/Write-off:
    Spartanburg property, plant
      and equipment                  $  36,300       $  36,300         $       -
    Malaysian joint venture assets      28,000          24,945             3,055
    Chinese joint venture assets        13,800           5,090             8,710
                                      --------        --------          --------
    Total                            $  78,100       $  66,335         $  11,765
                                      --------        --------          --------

Dismantling and related costs:
    Dismanting costs                 $  10,000       $   1,045         $   8,955
    Costs incurred by
      equipment supplier                 5,000           5,000                 -
    Environmental costs                  3,500               -             3,500
    Operating leases                     3,000               -             3,000
    Other                                3,000               -             3,000
                                       -------         -------          --------
    Total                            $  24,500        $  6,045         $  18,455
                                       -------         -------          --------

Personnel Costs                      $  12,200        $    534          $ 11,666
                                      --------         -------           -------

Total Restructing Costs              $ 114,800        $ 72,914          $ 41,886
                                      ========         =======           =======


     The assets for which an impairment loss has been recorded or which have or will be written-off are primarily property, plant and equipment that cannot be sold or used at other Company facilities. Accordingly, these assets have been written down to net realizable value. The net balance of Spartanburg property, plant and equipment before and after the write-off was $50,965 and $14,665, respectively. Additionally, the Company wrote-off architectural design and site preparation fees and costs incurred to develop a computer integrated manufacturing system for the Malaysian joint venture that do not have applicability elsewhere within the Company. The remaining asset impairment/write-off reserve at September 30, 1998 primarily relates to certain assets which will be written-off in conjunction with the withdrawal from the Company's joint venture in China and the winding down of the joint venture in Malaysia which are expected to be completed in the fourth quarter of 1998. Ongoing operating expenses until plant closure associated with the Spartanburg facility of approximately $15,500 will continue to be recorded as period costs. Costs of approximately $8,000 relating to the relocation and installation of equipment from the Spartanburg facility to other sites will be capitalized as incurred.

     The Chinese joint venture assets represent the operating assets of the Company's 60% owned joint venture in China. The Company anticipates ceding its interest in the operating assets of the joint venture to the partner in the joint venture, with which the Company has no other interest receiving de minimus proceeds in conjunction with its withdrawal.

     The provision for dismantling and related costs primarily relates to the Spartanburg facility and includes estimates for the dismantling of the facility, collection and disposal of process chemicals, decontamination of manufacturing equipment, modification of the wastewater treatment facility, remaining operating lease payments on equipment that will not be used elsewhere in the Company and scrapping charges. Environmental remediation costs of $3,500 relating to the closure of the Spartanburg facility were accrued in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies."

     Personnel costs of $12,200 represent the expected severance cost of involuntary terminations for all hourly and salaried employees at the Spartanburg facility, whom the Company does not expect to relocate elsewhere within the organization. At September 30, 1998, approximately 550 of these employees had not yet been terminated.

     In addition to the restructuring activities discussed above, the Company recorded a $24,600 charge for a voluntary separation program for approximately 600 hourly and salaried U.S. employees. Substantially all this amount was paid to employees as of June 30, 1998.

     These restructuring activities are expected to be completed by June 30, 1999. During this time the Company will transfer the small diameter production activities of the Spartanburg facility to other existing Company facilities. Of the $41,886 restructuring reserve at September 30, 1998, approximately $12,000 is non-cash. Approximately $2,000 of the remaining balance is expected to be paid out in the fourth quarter of 1998, with approximately $13,000 expected to be expended in the first half of 1999 and approximately $15,000 expected to be expended in the second half of 1999 for dismantling and related costs following the closure of the Spartanburg facility. Estimated pre-tax savings as a result of these restructuring activities and the voluntary separation program are $60,000 on an annualized basis. Approximately one-half of the estimated savings began to be realized in the third quarter of 1998 through reduced personnel costs as a result of the voluntary separation program. The remainder of the annualized savings relates to personnel costs and manufacturing costs, such as depreciation, manufacturing supplies and utilities. The time frame for achieving these savings will depend upon such factors as the transfer of Spartanburg-based customer orders to other facilities within the Company and the willingness of these customers to re-qualify other sites. The Company anticipates that this will be accomplished by March 31, 1999.

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

     Comprehensive loss for the three and nine-month periods ended September 30, 1998 was $44,468 and $228,938, respectively. For the three and nine-month periods ended September 30, 1997, the Company had a comprehensive loss of $6,962 and $13,016, respectively. The Company's comprehensive loss is impacted only by foreign currency translation adjustments.

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

Restructuring Costs. During the second quarter of 1998, the Company decided to close its small diameter wafer facility in Spartanburg, South Carolina and to withdraw from the Company's joint venture in a small diameter wafer operation in China. These actions were taken because (1) a number of semiconductor manufacturers have been running their larger diameter manufacturing lines in preference to their small diameter lines in order to gain production efficiencies; (2) a number of semiconductor manufacturers recently have undertaken restructuring initiatives focused on permanently eliminating small diameter lines; and (3) management believes that small diameter wafer capacity will exceed demand even after the semiconductor industry begins to recover. The Company also decided to forego construction of a new 200 millimeter wafer facility at its joint venture in Malaysia. This decision was based upon current and anticipated excess capacity for 200 millimeter wafers and the significant price erosion that the Company has experienced for these wafers.

These actions resulted in a charge to operations of $114.8 million (of which $78.1 million is non-cash), comprised of $78.1 million for asset impairments/write-offs, $24.5 million in dismantling and related costs and $12.2 million in personnel related costs. The assets for which an impairment loss has been recorded or which have or will be written-off are primarily property, plant and equipment which cannot be sold or used at other Company facilities. In addition, the Company wrote-off architectural design and site preparation fees as well as costs incurred to develop a computer integrated manufacturing system for the Malaysian joint venture. Personnel costs represent the expected cost of involuntary terminations for approximately 600 hourly and salaried employees whom the Company does not expect to relocate else where within the organization. See Note 5 of Notes to Consolidated Financial Statements herein.

The Company also recorded a $24.6 million charge for a voluntary separation program for approximately 600 hourly and salaried U.S. employees. Substantially all this amount was paid to employees as of June 30, 1998.

Ongoing operating expenses until plant closure associated with the Spartanburg facility of approximately $15,500 will continue to be recorded as period costs. Costs of approximately $8,000 related to the relocation and installation of equipment from the Spartanburg facility to other sites will be capitalized as incurred.


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

Equity in Loss of Joint Ventures. Equity in loss of joint ventures was $12.9 million in the third quarter of 1998, as compared to a loss of $3.7 million in the year-ago period. The loss in the third quarter of 1998 included the write-off of $0.8 million of deferred tax assets at Taisil, which are not anticipated to be realized prior to the initiation of a tax holiday. Excluding the write-off, equity in loss of joint ventures would have been $12.1 million in the third quarter of 1998, reflecting lower volumes and prices at PHC and at Taisil.

For the nine months ended September 30, 1998, equity in loss of joint ventures was $31.3 million, a $24.5 million increase over the first nine months of 1997. Equity in loss of joint ventures includes a $6.2 million write-off associated with deferred tax assets. Excluding the impact of net foreign currency losses and the write-off, equity in loss of joint ventures would have been $25.1 million for the nine months ended September 30, 1998. This increase as compared to the year-ago period is due to the lower volumes and prices at PHC and lower prices at Taisil.

Although Taisil has not yet generated positive net income, the Company does not consider its investment in Taisil to be impaired based on the following factors: the level of commitment of all of Taisil's shareholders; the growing Taiwanese silcon wafer market; increased customer qualifications and associated increased production volumes; and future anticipated positive operating cash flows.

Net Loss. The decrease in net sales, caused by lower volumes and prices, restructuring costs, higher research and development costs and interest expense and higher equity in loss of joint ventures resulted in a net loss of $244.4 million for the first nine months of 1998 compared to $.6 million for the same period in 1997. Due to overcapacity and decreasing prices in the semiconductor and silicon wafer industries, weak economic conditions in the Asia Pacific region and Japan, and other factors, the Company does not expect to be profitable at least through 1999.

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

Inventory reserves for obsolescence, lower of cost or market issues, or other impairments increased $8.7 million to $15.9 million at September 30, 1998 as compared to December 31, 1997 as a result of declining sales and the resultant determination that certain goods in process, finished goods and spare parts were no longer salable or usable.

A comparison of the components of the Company's financial condition follows (dollars in millions):

                                       September 30,       December 31,
                                           1998               1997
                                           ----               ----
Working capital                           $ 18.1             $ 38.4
Current ratio                             1.1 to 1           1.1 to 1
Stockholders' equity                      $ 471.3            $ 715.8
Total debt to total capitalization          61.1%              44.9%
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