Form 10-K405
period 1998-12-31
MEMC ELECTRONIC MATERIALS INC
filed 1999-03-26
CIK 945436

================================================================================

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 1-13828

                        MEMC ELECTRONIC MATERIALS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                      56-1505767
(STATE OR OTHER JURISDICTION OF INCORPORATION       (I.R.S. EMPLOYER IDENTIFICATION NO.)
               OR ORGANIZATION)

     501 PEARL DRIVE (CITY OF O'FALLON),                           63376
             ST. PETERS, MISSOURI                                (ZIP CODE)
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE (314) 279-5500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

             TITLE OF EACH CLASS:                NAME OF EACH EXCHANGE ON WHICH REGISTERED:
             --------------------                ------------------------------------------
         $.01 PAR VALUE COMMON STOCK                      NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

                                (TITLE OF CLASS)
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on March 23, 1999, as reported by the New York Stock Exchange, was approximately $125.4 million.

    The number of shares outstanding of the registrant's Common Stock as of March 23, 1999, was 55,906,346 shares.
                            ------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    (1) Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1998 (Part I, Part II, and Part IV of Form 10-K).

    (2) Portions of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement dated April 2, 1999 (Part III of Form 10-K).


================================================================================

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     MEMC Electronic Materials, Inc. (MEMC or the Company) is a leading worldwide producer of silicon wafers. The silicon wafer is the fundamental building block from which almost all semiconductors are manufactured. Semiconductors are used in virtually all electronic applications, including computers, telecommunications equipment, automobiles, consumer electronics products, industrial automation and control systems, and analytical and defense systems. We operate manufacturing facilities, directly or through joint ventures, in Italy, Japan, Malaysia, South Korea, Taiwan, and the United States. We sell silicon wafers to most of the world's largest manufacturers of semiconductors. We are the leading worldwide supplier of silicon wafers outside of Japan and the only significant non-Japanese silicon wafer manufacturer with manufacturing and research facilities in Japan.

     MEMC was incorporated in 1984 under the name Dynamit Nobel Silicon Holdings, Inc. (DNS). Huls AG, a subsidiary of VEBA AG, subsequently acquired ownership of DNS. In 1989, Huls AG, through DNS and other related companies, acquired the electronic materials businesses operated by Monsanto Company (Monsanto) in the United States, Europe, Japan and Malaysia. Huls AG changed the name of DNS to MEMC Electronic Materials, Inc. and combined the assets acquired from Monsanto with the assets of its United States and Italian silicon wafer business to form the current MEMC. VEBA Corporation, a subsidiary of VEBA AG, acquired all of the outstanding common stock of MEMC from Huls AG in 1990, which it subsequently transferred to its wholly-owned subsidiary, Huls Corporation, in 1993. On July 12, 1995, the Company completed its initial public stock offering. As a result of the public stock offering, Huls Corporation's ownership interest in the Company was reduced to 51.9%. On September 30, 1998, Huls Corporation merged into VEBA Corporation.

     On October 22, 1998, we filed a registration statement with the Securities and Exchange Commission (the "SEC") for the sale of our common stock in a rights offering to existing stockholders except VEBA AG and its affiliates (the "Offering"). We expect to sell approximately 13,628,446 shares in the Offering. On March 22, 1999, we sold 15,399,130 shares of common stock to VEBA Zweite Verwaltungsgesellschaft mbH ("VEBA Zweite"), a subsidiary of VEBA AG, in a private placement. VEBA Zweite has also agreed to purchase all shares of common stock issuable upon exercise of the rights that are not subscribed for by other stockholders in the Offering, subject to certain conditions that are customary in a firm commitment underwriting.

     We are engaged in one reportable industry segment -- the design, manufacture and sale of electronic grade silicon wafers for the semiconductor industry. Financial information regarding this industry segment is contained in our 1998 Annual Report which information is incorporated herein by reference.

INDUSTRY OVERVIEW

     Almost all semiconductors are manufactured from silicon wafers, and thus the strength of the silicon wafer industry is highly correlated to the performance of the semiconductor industry. Although there are over two hundred semiconductor manufacturers worldwide, we believe that the top twenty semiconductor manufacturers accounted for over 70% of all semiconductor revenues in 1998. We also believe that of the approximately 18 silicon wafer manufacturers in the world today, six principal manufacturers, including MEMC, supply a substantial majority of the wafers used by the major semiconductor manufacturers.

  Semiconductor Industry

     The semiconductor industry historically has been a high growth cyclical industry. Worldwide, the industry grew at a compound annual growth rate of 14.1% from $24.3 billion in revenues in 1985 to $134.8 billion in revenues in 1998, according to Dataquest estimates. Continuous improvements in semiconductor process and design technologies, semiconductor fabrication equipment and the composition of silicon wafers have allowed semiconductor manufacturers to produce more complex, higher performance and more reliable devices at a lower cost per device. The result has been a large proliferation of uses for semiconductors and historically rapid growth in semiconductor revenue.

     Despite the semiconductor industry's history of significant growth, semiconductor revenues grew by only 3.6% in 1997 and declined by 8.4% in 1998, according to Dataquest estimates. This slowdown has been attributed to excess capacity and resultant price erosion, especially for DRAM (commonly used computer memory chips). This downturn extended through 1998 due to continued overcapacity and the weak economic conditions in the Asia Pacific and Japanese markets.

     Throughout this downturn, semiconductor manufacturers have been exerting significant price pressure on their raw material suppliers, including silicon wafer manufacturers. Semiconductor manufacturers have also accelerated the speed at which they have reduced their device line widths, or the distance between circuit elements, in an effort to reduce costs. The reduction in line widths results in a requirement of less silicon per device. Additionally, the semiconductor industry has recently experienced significant restructuring and consolidation activities.

     Semiconductor manufacturers greatly reduced their capital spending beginning in late 1997 and throughout 1998. This reduced capital spending has limited additions to capacity.

  Silicon Wafer Industry

     The silicon wafer industry historically has been a high growth cyclical industry correlated to the growth of the semiconductor industry. Worldwide, the industry grew at a compound annual growth rate of 9.2% from 1.2 billion square inches in 1985 to 3.7 billion square inches in 1998, according to Dataquest estimates. From 1993 through the first half of 1996 the industry was characterized by excess demand and wafer shortages. Due to these shortages and anticipated future demand, wafer manufacturers quickly added capacity, especially for 8-inch wafers, the predominant wafer used in the industry today and the wafer diameter anticipated to have the most significant growth in demand over the next several years. This growth rate declined significantly in 1996.

     The silicon wafer industry slowdown, which began in the summer of 1996, has left the industry in a state of overcapacity. Price declines have resulted from this overcapacity. Moreover, the weakness of the Japanese yen and Deutsche mark have allowed Japanese and German competitors to offer lower dollar based pricing. The price declines have been greatest for 8-inch wafers where the highest overcapacity exists. According to Dataquest, silicon wafer consumption declined by an estimated 7.6% in 1998.

     Major silicon wafer manufacturers, including MEMC, invested in 12-inch wafer manufacturing capacity in anticipation that the semiconductor industry would migrate to this larger diameter wafer. However, in 1998, the industry experienced a softening semiconductor market and successful implementation of thinner device linewidths on the current diameters. This resulted in industry recognition that the transition to 12-inch wafers would be delayed. The new transition timing requires 12-inch wafer characteristics to be even more advanced at the time they are introduced for production of integrated circuits.

     The leading semiconductor manufacturers organized and funded two industry consortia, International Sematech in Austin, Texas, and SELETE in Japan, for the purpose of evaluating 12-inch equipment and materials. While the primary use of 12-inch wafers in 1999 will continue to be for semiconductor device process and tool development, MEMC expects to also ship samples of 12-inch prime polished and epitaxial wafers.

PRODUCTS

     Our silicon wafers vary in diameter, surface features (polished or epitaxial), composition, electrical properties and method of manufacture. Our silicon wafers are manufactured according to the exacting specifications required by the our customers; we currently produce wafers with a variety of product features satisfying more than 1,000 unique product specifications. Semiconductor manufacturers require wafers of larger diameter and more stringent technical specifications in order to produce increasingly complex semiconductor devices such as the larger megabit memory chips and microprocessors.

     Our customers have increased their focus on efficient semiconductor production processes because their manufacturing processes for semiconductor devices have become more expensive. Our customers make many semiconductor devices, or chips, from the same wafer, and all chips from a particular wafer are manufactured and processed simultaneously at each stage in the device manufacturing process. Because of this, larger-sized wafers allow for a greater throughput from the same semiconductor manufacturing process and allow semiconductor manufacturers to spread their fixed costs of production over a larger volume of finished products. For example, a 6-inch (150 millimeter) wafer has a surface area of approximately 27.4 square inches, whereas an 8-inch (200 millimeter) wafer has a surface area of approximately 48.7 square inches. Thus, the 8-inch wafer has approximately 78% more surface area than the 6-inch wafer. A 12-inch (300 millimeter) wafer has a surface area of approximately 109.6 square inches or approximately 125% more surface area than an 8-inch wafer. Despite the industry's focus on 6-inch and larger diameter wafers, we continue to manufacture and sell a significant amount of 4-inch (100 millimeter) and 5-inch (125 millimeter) wafers.

     We manufacture wafers in sizes ranging from 4 inches to 8 inches in diameter as well as a limited number of 12-inch diameter wafers from our pilot development lines. Customers use the larger diameter wafers in more sophisticated applications where semiconductor manufacturers benefit from the increased efficiencies and greater number of available die per wafer.

     Our silicon wafers fall into one of three general types:

  Prime Polished Wafers

     Our principal product is the prime polished wafer, which is a highly refined, pure silicon wafer with an ultraflat and ultraclean surface. We put prime polished wafers through a sophisticated chemical-mechanical polishing process that removes defects and leaves an extremely smooth surface. This makes the wafers suitable for the advanced technologies used by our customers. Our customers use prime polished wafers in a broad range of applications for integrated circuit devices.

  Epitaxial Wafers

     Customers have forced semiconductor manufacturers to use smaller and smaller device features in order to incorporate more complex functionality in the integrated circuit. Smaller devices also improve performance and control power consumption and heat production. We manufacture epitaxial wafers to serve the technological demands of our customers that manufacture advanced semiconductors.

     Epitaxial wafers consist of a thin, single-crystal silicon layer grown on the polished surface of the silicon wafer. The wafer is designed to have different composition and electrical properties from the epitaxial layer on the wafer surface. The wafer, among other things, helps to improve isolation between circuit elements our customers fabricate on the silicon film surface of the wafer. One result of such smaller devices is the requirement that the distance between circuit elements becomes increasingly narrow. The industry refers to the distance between circuit elements as line widths. A critical aspect in the construction of any integrated circuit device is the isolation of these different elements that comprise the integrated circuit device. Without sufficient isolation of the various elements, the elements could communicate electrically with each other, which could ruin the device. Epitaxial wafers provide improved isolation and allow for increased reliability of the finished semiconductor device, greater efficiencies during the semiconductor manufacturing process, and ultimately more complex integrated circuit devices.

  Test/Monitor Wafers

     We supply test/monitor wafers, or monitor wafers, to our customers for their use in testing semiconductor fabrication lines and processes. Although monitor wafers are substantially the same as prime polished wafers with respect to cleanliness, and in some cases flatness, other specifications are generally less rigorous. This allows us to produce monitor wafers from the portion of a silicon ingot that does not meet customer specifications for wafers to be used in the manufacture of semiconductors. Therefore, sales of monitor wafers allow us to experience a higher yield from each silicon ingot produced.

RAW MATERIALS

     The main raw material in our production process is polysilicon. We produce over one-half of our total polysilicon requirements and purchase the remainder of our requirements from others. The availability of polysilicon currently significantly exceeds demand. We believe that an adequate supply of polysilicon will be available internally or from others for the foreseeable future.

     We obtain substantially all of our requirements for several raw materials, equipment, parts and supplies from sole suppliers. Although we believe that we could find adequate alternative sources of supply for these raw materials, equipment, parts and supplies, we may be required to obtain new qualifications from our customers in order to change or substitute suppliers. Because we cannot predict whether we would be successful or how long that process would take, our manufacturing yields could be adversely affected while we transition to a new supplier.

     We believe that adequate quantities of all our key raw materials, equipment, parts and supplies are currently available. However, because of the cyclical nature of our industry, we may experience shortages in the future. See "Business -- Risk Factors -- We Depend on Certain Suppliers and Finding Alternative Sources of Supply Could Affect Adversely Our Customer Qualifications and Manufacturing Yields."

MANUFACTURING PROCESS

     Silicon wafers for the semiconductor industry are extremely complex materials with characteristics such as high purity levels, highly uniform crystal structure, and precise mechanical tolerances. Electronic grade silicon is one of the most refined materials in the world, having an impurity level of no more than one part per billion. Requirements for highly uniform crystal structure, mechanical tolerances and cleanliness in the manufacture of silicon wafers are at levels that stretch manufacturing processes to the limits of measurement, and necessitate that we conduct certain processes in "clean rooms."

     The silicon wafer manufacturing process consists of three principal phases: the crystal growth process, the wafer slicing process and the wafer finishing process.

  Crystal Growth Process

     The first step in the wafer manufacturing process is the formation of a large, silicon single crystal or ingot. This process begins with the melting of polysilicon, together with minute amounts of electrically active elements such as arsenic, boron, phosphorous or antimony in a quartz crucible.

     Once the melt has reached the desired temperature, we lower a silicon seed crystal, or "seed" into the melt. The melt is slowly cooled to the required temperature, and crystal growth begins around the seed. As the growth continues, the seed is slowly extracted or "pulled" from the melt. The temperature of the melt and the speed of extraction govern the diameter of the ingot, and the concentration of an electrically active element in the melt governs the electrical properties of the silicon wafers to be made from the ingot. This is a complex, proprietary process requiring many control features on the crystal-growing equipment.

  Wafer Slicing Process

     After we grow the ingots, we extract them from the crystal pulling furnaces and allow them to cool. We grind the ingots to the specified diameter, and then we slice the ingots into thin wafers. Next, we prepare the wafers for the surface polishing steps with a multi-step process using precision lapping machines, edge contour machines and chemical etchers.

  Wafer Finishing Process

     Final polishing and cleaning processes give the wafers the clean and superflat mirror polished surfaces required for the fabrication of semiconductor devices. For wafer polishing, we currently use our proprietary, ninth-generation polishers together with an innovative chemical-mechanical polishing process. This form of polishing was one of our early inventions that first allowed solid state devices to move from individual circuits to the complexities of today's integrated circuits. We further process some of our products into epitaxial wafers.

RESEARCH AND DEVELOPMENT

     A number of factors drive our current research and development efforts. These include our business strategy and focus mainly on:

     - the development and improvement of large diameter and advanced silicon wafer products;

     - manufacturing process improvements; and

     - enhancement and cost reduction of existing products.

     Customer focus also influences research and development. We work closely with customers in developing new products and refining existing products to faster meet the needs of the marketplace. To strengthen this relationship and interaction, we assign research and development application engineers to key customer accounts worldwide.

     A recent product innovation of our research and development program includes a new class of polished wafer with a virtually defect-free wafer surface. We are currently delivering 6-inch and 8-inch diameters of this class of polished wafer to customers for evaluation in increasing their yields. We also engage in ongoing research and development to continuously improve the surface of epitaxial wafers. Further, as a result of our commitment to develop the next diameter of silicon wafers, we are now supplying high quality 12-inch wafers to the industry from pilot development lines. We first produced our 12-inch diameter wafers in 1991 and believe we are one of the industry leaders in the development of this next generation of wafers. Our new class of polished wafer and 12-inch wafers are in the pilot stage of development, and we cannot assure you that either will ever mature to a commercial product.

     We continue to see rapid technological change and product innovation in the market for silicon wafer products. In response to this business environment, we recently commissioned a "Wafering Center of Excellence" to direct our wafering process research and development. The Wafering Center of Excellence is located at our plant in Utsunomiya, Japan and has the capacity to produce 12-inch wafers.

     We do not expect the demand for 12-inch wafers to develop until the year 2001 or beyond. In the interim, we expect semiconductor customers to continue their support of two industry consortia to develop the tool set and processes necessary to fabricate integrated circuits on 12-inch wafers.

     Our expenditures for research and development activities during 1998, 1997 and 1996, excluding expenditures by our unconsolidated joint ventures, were $81.6 million, $64.5 million and $44.3 million, respectively, representing 10.8%, 6.5% and 4.0% of our net sales for the respective periods.

MARKETING AND SALES

     We market most of our products through a direct sales force. We believe a key element of our marketing strategy is establishing and maintaining close relationships with our customers. We try to accomplish this through multi-functional teams of technical, marketing and sales, and manufacturing personnel. These teams work closely with customers in developing their new production facilities, qualifying our products for use at such new facilities and maintaining qualification at all existing manufacturing facilities. We complete sales principally through indicative-only contracts of one year or less that indicate expected volumes and specify price.

     Our close relationships with our customers are partly the result of the lengthy and expensive "qualification" process by which customers qualify silicon wafer manufacturers, and their individual facilities, to supply a particular product. We are aware of changing customer needs and target our manufacturing to try to produce wafers adapted to each customer's process and requirements. For 1998, the following ten customers generated over half of our sales:

     - Advanced Micro Devices, Inc.;

     - Chartered Semiconductor Manufacturing, Ltd.;

     - Cypress Semiconductor Corporation;

     - International Business Machines Corporation;

     - Motorola, Inc.;

     - National Semiconductor Corporation;

     - Philips Electronics N.V.;

     - Samsung Electronics Co., Ltd.;

     - ST Microelectronics N.V.; and

     - Texas Instruments Incorporated.

Texas Instruments alone represented approximately 20%, 20% and 17% of our sales in 1998, 1997 and 1996, respectively.

COST REDUCTION PLAN

     During the first half of 1998 we accelerated our cost reduction plan in response to the difficult industry environment.

     We decided to close our small-diameter wafer facility in Spartanburg, South Carolina and to withdraw from our joint venture participation in a small-diameter wafer facility in China. We are negotiating the terms of our withdrawal with our joint venture partner. We took these actions because:

     - our customers have been operating their 8-inch fabrication lines in preference to their smaller diameter fabrication lines, reducing the demand for smaller diameter wafers;

     - a number of our customers recently have undertaken restructuring initiatives focused on permanently eliminating small diameter lines; and

     - we believe that even when the semiconductor market begins to recover, we will have excess small diameter wafer capacity.

     We also decided not to construct a new 8-inch wafer facility in Malaysia due to the substantial excess capacity for these wafers.

     In addition, we implemented a voluntary separation program for our hourly and salaried U.S. employees. As a result of the actions described above and other initiatives, we are reducing our workforce by approximately 2,000 employees, or 25% compared to December 31, 1997.

     We estimated pre-tax savings from our restructuring activities and our voluntary separation program to be $60 million on an annualized basis. We began to realize approximately $30 million of these estimated savings in the third quarter of 1998 through reduced personnel costs as a result of the voluntary separation program.

     We expect the other $30 million in annualized savings to come from the closure of our Spartanburg facility. We expect approximately half of the savings from the Spartanburg facility's closure to relate to personnel costs, and the other half of these savings to relate to manufacturing costs such as depreciation and supplies and utilities. As we re-qualify and transfer the production of silicon wafers made at the Spartanburg facility to other locations, we expect to reduce our Spartanburg workforce. With each workforce reduction, we expect a portion of our annualized cost savings associated with personnel costs to be realized. As a result, we began to realize a portion of the remaining $30 million in annualized cost savings in the third quarter of 1998. As the manufacturing cost savings are fixed in nature, we expect they will largely be realized upon the closure of the Spartanburg facility.

     The time frame for achieving the $30 million in annualized cost savings from the closing of the Spartanburg facility is largely dependent upon how long it takes us to re-qualify the silicon wafers produced at the Spartanburg facility at our other locations. This, in turn, determines how quickly Spartanburg's workforce will be reduced. While we believe that this will occur during the second quarter of 1999, the ability to re-qualify silicon wafers is highly dependent upon the cooperation of our customers.

     We are also implementing a number of other cost cutting and savings initiatives:

     - We have initiated short-term plant shutdowns to better align production with the current lower level of demand;

     - We are accelerating the implementation of our "best practices" worldwide and the development of new manufacturing technologies in order to reduce our processing costs;

     - We are implementing a plant focus program that limits the number of wafer diameters manufactured at each site;

     - We have implemented aggressive spending cuts for all of our departments;

     - We are obtaining price concessions from our vendors; and

     - We are performing a critical review of our capital spending and research and development requirements and reducing these planned investments where possible.

     We anticipate that we will reduce our capital expenditures in 1999 to less than $85 million.

     The statements above regarding expected future savings and cost reduction efforts are forward-looking statements. Actual results could differ materially from our expectations due to, among other things, the factors set forth above and the accuracy of assumptions regarding savings from restructuring activities. See "Cautionary Statement Regarding Forward-Looking Statements" and "Risk Factors."

COMPETITION

     We face intense competition in the silicon wafer industry from established manufacturers throughout the world. We believe that we possess certain technological and other strengths relative to our competitors. However, realizing and maintaining such strengths requires us to continue making a high level of investment in research and development, marketing and customer service and support. Our inability to maintain such investments could have a material adverse effect on our operating results. For other risks related to competition, see "Business -- Risk Factors -- We Experience Intense Competition in the Silicon Wafer Industry and Our Customers Expect Continuing Technological Innovation at a Low Cost" and "Business -- Risk Factors -- Currency Exchange Rates and Increased Competition Have Reduced Wafer Prices and Have Led to Lower Margins and Profits."

JOINT VENTURES

     We have entered into a number of joint ventures as part of our strategy to leverage our capital, to enter expanding markets, to forge closer working relationships with our principal customers and to broaden the geographic diversification of our operations. We have unconsolidated joint ventures with prominent partners in South Korea and Taiwan.

  POSCO HULS Co., Ltd.

     In 1990, we entered into a joint venture in South Korea with Samsung Electronic Co., Ltd. and Pohang Iron and Steel. Samsung is a South Korean manufacturer of integrated circuits and one of our largest customers. Pohang is a South Korean steel manufacturer. The South Korea joint venture is named POSCO HULS Co., Ltd. (commonly known as PHC) and manufactures and sells silicon wafers in South Korea. PHC generated sales of $121.0 million in 1998, $215.9 million in 1997 and $275.1 million in 1996. Over half of PHC's sales in each of these years were to Samsung. PHC has the capacity to produce per month an aggregate of approximately 320,000 6-inch and 8-inch wafers. We currently own 40% of PHC. Pohang currently owns 40% and Samsung currently owns 20%.

     We have agreed to provide technical assistance and information to PHC. We have also granted licenses to PHC to use certain technology to manufacture, promote and sell silicon wafers. In exchange for such technical assistance and licenses, we receive royalties. Through September 30, 1998, we received quarterly royalties based on PHC's net sales. Effective October 1, 1998, the agreement by which we provide technical assistance and information and have granted licenses to PHC was amended. The amendment, among other things, extends the term of the technical agreement. Under the amendment, we receive quarterly royalties based on net sales and an annual royalty based on net income after taxes. The quarterly royalties and the annual royalty we receive from PHC are separate and independent calculations. Accordingly, if PHC has a net loss for the fiscal year, then we will not receive an annual royalty based on net income after taxes, but we will receive and retain the full amount of the quarterly royalties based on net sales.

  Taisil Electronic Materials Corporation

     In 1994, we formed Taisil Electronic Materials Corporation with China Steel Corporation. China Steel Corporation is a Taiwanese steel manufacturer. Taisil manufactures and sells silicon wafers in Taiwan. Taisil generated sales of $58.7 million in 1998, $61.6 million in 1997 and $7.2 million in 1996. Taisil has the capacity to produce approximately 140,000 8-inch wafers per month. Taisil has in place infrastructure that could support the production of approximately 240,000 8-inch wafers per month. We currently own 45% of Taisil. The remainder of Taisil is owned by China Steel Corporation (35%), Chao Tung Bank (10%) and the China Development Corporation (10%).

     We have agreed to provide technical assistance and information to Taisil. We have also granted licenses to Taisil to use certain technology to manufacture and sell silicon wafers. In exchange for such technical assistance and licenses, we receive semiannual royalties based on Taisil's net sales and operating income.

     Taisil's financial performance has been adversely affected in recent periods due to the downturn in the semiconductor industry in Taiwan. As a result of this downturn, Taisil has incurred losses, which have negatively impacted its debt-to-equity ratio. The increase in the debt-to-equity ratio and the downturn in the semiconductor industry in Taiwan have raised concerns with Taisil's lenders. In recent months, several financial institutions have indicated that they would no longer purchase Taisil's commercial paper. Thus, Taisil was forced to use alternative financing. In addition, we believe that several lenders have placed Taisil on their credit watch lists. Certain of these lenders have also made inquiries to MEMC and VEBA AG regarding our continued financial support to Taisil. We have also been informed by one member of a three bank syndicate of lenders to Taisil, that another bank in the syndicate expressed a preliminary concern that a material adverse change in the financial condition of Taisil might have occurred and, without additional equity contributions, an event of default should be declared. Action by such bank syndicate, however, required the agreement of two of the three banks, and we have been informed by the two other banks that they did not believe a material adverse change in the financial condition of Taisil had occurred.

     In order to improve Taisil's debt-to-equity ratio, certain of Taisil's shareholders made capital contributions to Taisil of approximately $20.7 million in November 1998 and $10.0 million in December 1998. Our share of these capital contributions was approximately $10.3 million and $5.1 million, respectively. We and certain of Taisil's other shareholders made an additional capital contribution to Taisil of approximately $24 million in March 1999. Our share of this capital contribution was approximately $12 million. Taisil also is in the process of raising up to approximately $6 million of additional capital through sale of stock to Taisil's employees and possibly to other investors. We believe that these capital contributions will satisfy the concerns of Taisil's current lenders, including the bank syndicate member that had previously expressed concern about potential material adverse changes in the condition of Taisil. However, if Taisil's financial performance continues to be adversely affected by the downturn in the semiconductor industry in Taiwan, we and Taisil's other shareholders may have to consider additional financing alternatives for Taisil.

     Statements above as to future capital contributions to Taisil and the response to such capital contributions by Taisil's lenders are forward looking statements. Such future capital contributions and response from Taisil's lenders may not occur due to a variety of factors, including inability of Taisil's shareholders to agree on the magnitude, apportionment or other terms of such capital contributions, changes or perceived changes in Taisil's prospects, regulatory requirements and the willingness of Taisil employees to make an equity investment in Taisil.

     For other information regarding Taisil, see "Business -- Risk Factors -- We May Have to Make Substantial Payments in Connection With Our Taisil Joint Venture, and This Could Divert Funds From Other Needed Areas."

OPTION ON PASADENA FACILITY

     In September 1998, we granted Tokuyama Corporation, Marubeni Corporation and Marubeni America Corporation an option to acquire a majority interest in MEMC Pasadena, Inc. Tokuyama is a Japanese polysilicon manufacturer and Marubeni is a Japanese trading company. MEMC Pasadena is our granular polysilicon subsidiary. In exchange for the option, Tokuyama and Marubeni made an option payment to us. The term of the option is two years, subject to a one year extension at the option of Tokuyama and Marubeni. If Tokuyama and Marubeni exercise their option, we will then negotiate the terms and conditions (including price) of the exercise with them based on the market value at that time. The entire option payment will be applied toward the ultimate purchase price. If Tokuyama and Marubeni do not exercise their option, then we will return one-half of the option payment to them. During the term of the option, Tokuyama and Marubeni have a right of first refusal over any transfer of MEMC Pasadena's granular polysilicon business. In addition, for two years, we cannot solicit offers from third parties for this business. In connection with the option, Tokuyama will provide technical assistance to MEMC Pasadena for two years (unless the option is earlier terminated by Tokuyama and Marubeni) to help improve the quality of MEMC Pasadena's granular polysilicon products.

PROPRIETARY INFORMATION AND INTELLECTUAL PROPERTY

     As of November 30, 1998, we owned of record or beneficially approximately 112 U.S. patents, of which approximately 14 will expire by 2003, approximately 22 will expire between 2004 and 2008 and approximately 76 will expire after 2008. As of November 30, 1998, we owned of record or beneficially approximately 174 foreign patents, of which approximately 34 will expire by 2003, approximately 79 will expire between 2004 and 2008 and approximately 61 will expire after 2008. These foreign patents are generally counterparts of our U.S. patents. We cannot assure you, however, that any of these patents will not be challenged, invalidated or circumvented in the future, or that they do or will provide a competitive advantage. As of that date, we have also submitted approximately 96 U.S. and 440 foreign patent applications. However, we cannot assure you that any of these applications will be granted.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy or otherwise obtain and use our products or technology that we consider proprietary, and third parties may attempt to develop similar technology independently. In addition, effective protection of intellectual property rights may be unavailable or limited in certain countries. Accordingly, there can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

     Under certain contracts, we are required to indemnify some third parties against claims of infringement of the intellectual property rights of others.

     Any litigation in the future to enforce patents issued to us, to protect trade secrets or know-how possessed by us or to defend us or indemnify others against claimed infringement of the rights of others could have a material adverse effect on our financial condition and operating results. Also, regardless of the validity or successful outcome of such claims, we may need to expend significant time and expense to protect our intellectual property rights or to defend against claims of infringement by third parties, which could have a material adverse effect on us. If we lose any such litigation, the Company may be required to:

     - pay substantial damages;

     - seek licenses from others; or

     - change, or stop manufacturing or selling, some of our products.

     Any of these outcomes could have a material adverse effect on our business, results of operations or financial condition.

EMPLOYEES

     At January 31, 1999, we had approximately 6,000 full-time employees and 100 temporary workers worldwide. We intend to close our Spartanburg, South Carolina facility in the first half of 1999 and withdraw from our joint venture in Luoyang, China during the second quarter of 1999. As of January 31, 1999, approximately 530 full-time employees worked at our Spartanburg, South Carolina facility and joint venture in Luoyang, China.

     We have not experienced any material work stoppages at any of our facilities during the last several years. We believe our relationships with employees are satisfactory.

GEOGRAPHIC INFORMATION

     Information regarding our foreign and domestic operations is contained in
Note 17 on page 42 of our 1998 Annual Report, which information is incorporated herein by reference.

RISK FACTORS

     This Annual Report on Form 10-K contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those set forth under "Item 1. Business"; "Item 2. Properties"; and "Item 3. Legal Proceedings." In addition to the business risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statement contained herein or made elsewhere by us.

  We Have Had Significant Operating and Net Losses and We Anticipate Future
  Losses

     We have not reported an operating profit since the third quarter of 1997. We reported an operating loss in 1997 of $10.4 million. In 1998, we had an operating loss of $333.3 million, which included restructuring costs of $146.3 million. Due to overcapacity and decreasing prices in the semiconductor and silicon wafer industries, weak economic conditions in the Asia Pacific region and Japan, and other factors, we do not expect to be profitable at least through 1999. We cannot predict how long we will continue to experience significant or increasing operating and net losses or whether we will become profitable.

 We Need Substantial Capital Investments to Fund Our Future Operations Otherwise We May Not Keep Pace With Our Competitors

     We will need substantial amounts of cash to continue to fund capital expenditures, research and development, and marketing and customer service and support to keep pace with our competitors. Our business is very capital intensive. Our capital needs depend on numerous factors, including our profitability and investment in research and development and capital expenditures. We cannot assure you that, even with the proceeds from our pending rights offering, our recently completed private placement to VEBA Zweite and cash flows from operations, if any, we will have enough capital to be able to fund our future operations. We have incurred negative cash flows from operations in recent periods.

 We May Not Be Able to Obtain Capital from Other Parties in the Future to Meet Our Needs and May Be Forced to Reduce Our Investment In Our Business

     We cannot assure you that we will be able to obtain capital in the future to meet our needs. If we cannot obtain additional funding, whether from current or new lenders or investors, we may be required to reduce our investments in research and development, marketing and customer service and support and capital expenditures. Such reductions could materially adversely affect our ability to compete and our business.

     If we do find a source of additional capital, the terms and pricing of any such financing may be significantly more favorable to the lender or investor than those previously provided by us. Future capital raising could dilute or otherwise materially adversely affect the holdings or rights of our existing stockholders.

     Historically, we have funded our operations primarily through loans from VEBA AG and its affiliates, internally generated funds and our initial public offering. To a lesser extent, we have raised funds by borrowing money from commercial banks. Recently, as part of our financial restructuring, we completed a private placement of common stock to VEBA Zweite and are in the process of a rights offering to our existing shareholders. The Company will continue to explore and, as appropriate, enter into discussions with other parties regarding possible future sources of capital. However, under the loan agreements between us and our principal lender, VEBA AG and its affiliates, we cannot pledge any of our assets to secure additional financing. We do not believe that we currently can obtain unsecured financing from third parties on better terms than those with VEBA AG and its affiliates.

 We Have Relied on VEBA AG and its Affiliates for Capital Funding in the Past, But May Not be Able to Rely on Them for Such Funding in the Future Which May Force Us to Reduce Expenditures

     VEBA AG and its affiliates are not obligated to provide capital to us except in under the standby agreement entered into in connection with the Company's pending rights offering and under current loan agreements. We cannot assure you that VEBA AG and its affiliates will provide additional capital to us in the future. We may be forced to reduce expenditures if VEBA AG and its affiliates do not provide us with capital in the future. In such an event, we may not be able to fund certain capital expenditures, research and development, and marketing and customer service and support.

 We Have a Significant Amount of Debt That Will Adversely Affect Our Ability to Obtain Additional Financing

     The Company currently has a significant amount of debt that will adversely affect our ability to obtain additional financing for working capital, capital expenditures or other purposes. As of January 31, 1999, we owed $777.0 million to VEBA AG and its affiliates, and $163.0 million to other lenders. Our debt service could make us more vulnerable to industry downturns and competitive pressures. In addition, the cash flow required to service our debt may reduce our ability to fund internal growth and capital requirements.

 If The Semiconductor Industry Downturn Continues We Will Face Intense Pressure to Further Reduce Prices Which May Lead to Further Losses

     If the current downturn in the semiconductor industry continues, or the industry experiences other downturns in the future, we will face pressure to further reduce prices. However, our ability to reduce expenses during a downturn is limited because of the fixed costs associated with our substantial excess capacity and continued investment in research and development and marketing necessary to maintain our extensive worldwide customer service and support capabilities. If we are unable to reduce our expenses sufficiently to offset the decline in our prices, our operating results and financial condition could be materially adversely affected.

     Our business depends in large part upon the market demand for our customers' semiconductors and products utilizing semiconductors. The semiconductor industry experiences:

     - rapid technological change;

     - product obsolescence;

     - price erosion; and

     - wide fluctuations in product supply and demand.

     Recently, the semiconductor industry rapidly expanded its production capacity, resulting in overcapacity, especially for DRAM (commonly used computer memory chips). This overcapacity has caused semiconductor prices to decline, which has depressed semiconductor revenues and profitability.

     From time to time the semiconductor industry has experienced significant downturns and is currently in the midst of such a downturn. These downturns often occur in connection with, or in anticipation of, maturing product cycles (of both the semiconductor companies and their "end customers") and declines in general economic conditions. Some of these downturns have lasted for more than a year. Also, during such periods, customers of semiconductor manufacturers benefiting from shorter lead times may delay some purchases of semiconductors into future periods. The current semiconductor industry downturn began in the fourth quarter of 1995. The resulting downturn in the silicon wafer industry began in the summer of 1996.

     The economic recessions in Japan and in nations in the Asia Pacific region have made the current downturn in the semiconductor industry worse. The economies in these regions have contracted, and demand for semiconductors and silicon wafers in these regions has decreased significantly.

  Substantial Excess Capacity and Declining Wafer Prices Limit Our Ability to Become Profitable

     Excess capacity in the silicon wafer industry limits our ability to maintain or raise prices and could dramatically increase the worldwide supply of silicon wafers in the future, increase the downward pressure on prices and materially adversely impact our operating results. The growth in the worldwide supply of silicon wafers has outpaced the growth in worldwide demand in recent periods, especially for 8-inch silicon wafers. As a result, the selling prices for our products have decreased. Because of price decreases and declining product volume, our revenues are currently insufficient to offset our costs, and this is adversely affecting our operating results. We have no firm information with which to determine the capacity and expansion plans of our competitors. Although some of our competitors have announced plans to slow their capacity expansion programs, many have already added significant capacity for the production of 8-inch wafers. We and our competitors have the ability to increase production of silicon wafers through unused capacity and our ability to expand our capacity quickly.

 Our Dependence on the Semiconductor Industry Causes Substantial Fluctuations in Our Operating Results and at Times This Has Adversely Affected the Market Price of MEMC Common Stock

     Our quarterly and annual operating results can fluctuate dramatically, and this can adversely affect the market price of MEMC common stock. The main factor affecting these fluctuations is our dependence on the performance of the semiconductor industry, which historically has been cyclical. Another factor is currency exchange rate volatility, which affects the price we receive for our wafers and may result in gains or losses on unhedged currency exposure at our unconsolidated joint ventures.

     Our operating results are also affected by:

     - the timing of orders from major customers;

     - product mix;

     - competitive pricing pressures; and

     - the delay between the incurrence of expenses to develop marketing and service capabilities and expand capacity and the realization of benefits from these expenditures.

     Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. We cannot predict the future impact of any of these factors. These and other factors could have a material adverse effect on our quarterly or annual operating results.

  VEBA AG's Control of MEMC Could Prevent a Favorable Acquisition of MEMC

     VEBA AG's control of MEMC could prevent or discourage any unsolicited acquisition of MEMC and consequently could prevent an acquisition favorable to MEMC's other stockholders. After the pending rights offering, VEBA AG will continue to have sufficient voting power to control our direction and policies. VEBA AG will continue to be able to control any merger, consolidation or sale of all or substantially all of our assets, to elect the members of the Board of Directors and to prevent or cause a change in control of MEMC. Four of the eight members of our Board of Directors are employees of VEBA AG or its affiliates, not including MEMC.

     In addition, VEBA Corporation and VEBA Zweite (collectively, the VEBA group) have advised us that VEBA AG or one of its affiliates may purchase rights on the New York Stock Exchange during the pending rights offering. However, the VEBA group has agreed not to exercise the over-subscription privilege with respect to any rights. The VEBA group has also advised us that it may decide to purchase additional shares of MEMC common stock following the rights offering.

 Restrictive Covenants Will, and Higher Interest Rates May, Apply to MEMC if VEBA AG or its Affiliates Cease to Own a Majority of Our Stock

     Certain of our loan agreements with VEBA AG and its affiliates provide that if VEBA AG and its affiliates own less than a majority of the outstanding MEMC common stock on or after January 1, 2001, then the interest rates we pay on our loans from VEBA AG and its affiliates will be the higher of:

     - the interest rate currently set forth in each such loan agreement; or

     - an interest rate determined, as of the later of January 1, 2001 or the change of control date, for an average industrial borrower at an assumed credit rating based on the remaining term of each such loan agreement.

     In addition, in such an event we will become subject to certain affirmative covenants set forth in all of our loan agreements with VEBA AG and its affiliates. These affirmative covenants include requirements that we maintain a minimum net worth and a minimum amount of working capital. We would also need to meet certain financial ratios, including a minimum fixed charge coverage ratio and minimum working capital ratio.

     If we had been subject to these covenants as of January 31, 1999, we would not have been in compliance with all of these covenants. If VEBA AG and its affiliates own less than a majority of our outstanding common stock at any time on or after January 1, 2001 and we are then not in compliance with all of these affirmative covenants, then we would be in default under these loan agreements.

     If VEBA AG and its affiliates own less than a majority of the outstanding MEMC common stock, then Taisil Electronic Materials Corporation, our Taiwanese joint venture, may become obligated to repay certain debt. See "Business -- Risk Factors -- We May Have to Make Substantial Payments in Connection With Our Taisil Joint Venture, and This Could Divert Funds From Other Needed Areas."

 We Experience Intense Competition in the Silicon Wafer Industry and Our Customers Expect Continuing Technological Innovation at a Low Cost

     We face intense competition in the silicon wafer industry from established manufacturers throughout the world. If we cannot compete effectively with other silicon wafer manufacturers, our operating results could be materially adversely affected. Some of our competitors have substantial financial, technical, engineering and manufacturing resources. We believe that our Japanese competitors benefit from their dominance of the Japanese market, which represented approximately 38% of the worldwide silicon wafer market in 1998. In particular, Shin-Etsu Handotai, the largest supplier of silicon wafers in Japan and the world, is able to leverage globally its sales and technology base.

     We compete principally on the basis of product quality, consistency and price, as well as technical innovation, customer service and product availability. We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Competitive pressures may cause additional price reductions, which could have a material adverse effect on our operating results.

  If We Fail to Make Significant Investments Necessary to Comply With Changing Semiconductor Industry Customer Specifications, We May Lose Customers

     If we fail to meet future customer requirements, we could experience a material adverse effect on our competitive position and operating results. The silicon wafer industry changes rapidly. Changes include requirements for new and more demanding technology, product specifications and manufacturing processes. Our ability to remain competitive will depend upon our ability to develop technologically advanced products and processes. We must continue to meet the increasingly demanding requirements of our customers on a cost-effective basis. As a result, we expect to continue to make significant investments in research and development. We cannot assure you that we will be able to successfully introduce, market and cost-effectively manufacture any new products, or that we will be able to develop new or enhanced products and processes that satisfy customer needs or achieve market acceptance.

 We Have a Limited Number of Principal Customers, and Accordingly a Loss of One or Several of Those Customers Would Hurt Our Business

     Our operating results could materially suffer if we, or our joint ventures, experience a significant reduction in, or loss of, purchases by one or more of our top customers. Historically, we have sold a significant portion of our products to a limited number of principal customers. In 1998, we made over one-half of our sales to ten customers, with one customer accounting for approximately 20% of our sales. Likewise, POSCO HULS Co., Ltd. (commonly known as PHC), our unconsolidated joint venture in South Korea, sold over half its products to Samsung, one of our partners in that joint venture. We cannot assure you that we or PHC will realize equivalent sales from our top customers in the future.

 Currency Exchange Rates and Increased Competition Have Reduced Wafer Prices and Have Led to Lower Margins and Profits

     Decreases in wafer prices have lowered our margins and profits. In 1998, we had a gross margin of negative 4.2%. This negative gross margin was due in part to the decline of the Japanese yen and the Deutsche mark relative to the U.S. dollar over the past few years. Recently, the Japanese yen has recovered moderately relative to the U.S. dollar. The currency declines have given, and similar currency declines in the future may give, our Japanese and German competitors significant cost advantages in the marketplace. These currency pressures, together with the effects of the semiconductor industry downturn and excess capacity in the silicon wafer industry, as described above, have increased competition and resulted in significant decreases in wafer prices.

 We Expect that International Sales Will Continue to Represent a Significant Percent of Our Total Sales, and Accordingly We are Subject to Periodic Foreign Economic Downturns and Fluctuations in Foreign Currency Exchange and Interest Rates

     A number of factors in the past have affected adversely, and may affect adversely in the future, our results of operations and international sales and operations, including periodic economic downturns and fluctuations in interest and foreign currency exchange rates.

     We expect that international sales will continue to represent a significant percentage of our total sales. In addition, a significant portion of our manufacturing operations are located outside of the United States. Sales outside of the United States expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily limited to the Japanese yen, Deutsche mark and European euro. Our risk exposure from expenses at international manufacturing facilities is concentrated in Italian lira, Japanese yen and Malaysian ringgit. We generally hedge receivables denominated in foreign currencies at the time of sale. We hedge some foreign currency denominated intercompany loans by entering into long-dated forward exchange contracts. However, we cannot predict whether exchange rate fluctuations will have a material adverse effect on our operations and financial results in the future.

     Our unconsolidated joint ventures have sales denominated in the U.S. dollar and manufacturing expenses primarily denominated in the U.S. dollar, Korean won and New Taiwanese dollar. PHC also has significant debt denominated in the U.S. dollar and Korean won. Likewise, Taisil Electronic Materials Corporation, our unconsolidated Taiwanese joint venture, has significant debt denominated in the U.S. dollar and New Taiwanese dollar. For U.S. generally accepted accounting principles, these two unconsolidated joint ventures use the U.S. dollar as their functional currency and do not hedge net Korean won or New Taiwanese dollar exposures. We do not hedge our net Korean won exposure, because the forward contract market is limited for the Korean won and we do not believe the prices of such contracts are attractive. To date, we have not hedged net New Taiwanese dollar exposure. However, given the increasingly broader market and depth for forward contracts in both Korea and Taiwan, we may consider forward contracts in the future.

     The economic downturns in the Asia Pacific region and Japan and the devaluation of the Japanese yen against the U.S. dollar have affected and in the future could affect our operating results. Additionally, other factors may have a material adverse effect on our operations in the future including:

     - the imposition of governmental controls;

     - export license requirements;

     - restrictions on the export of technology;

     - political instability;

     - trade restrictions and changes in tariffs; and

     - difficulties in staffing and managing international operations.

     As a result, we may need to modify our current business practices.

 We May Have to Make Substantial Payments in Connection With Our Taisil Joint Venture, and This Could Divert Funds From Other Needed Areas

     As of January 31, 1999, Taisil had approximately $202.9 million of debt outstanding. We have guaranteed approximately $75 million of such debt (which may increase to approximately $81 million). Generally under the guarantees, if VEBA AG's and its affiliates' ownership of MEMC common stock falls below 50% of MEMC's total issued and outstanding shares, we become obligated to either pay, or provide other collateral satisfactory to the banks, which may include a letter of credit in an amount equal to, the maximum amount we may owe under the guarantees.

     The terms of Taisil's loan agreements vary. If Taisil defaults on its obligations to its lenders, in some circumstances Taisil may immediately be required to repay all of its obligations to its lenders. If Taisil is required to make an immediate repayment of its obligations to its lenders, we may be required to make payments on our guarantees of Taisil's debt. The circumstances in which immediate repayment may occur include, without limitation:

     - a material adverse change in Taisil;

     - a reduction below 70% in the combined ownership of Taisil by the two major joint venture partners (us and China Steel Corporation);

     - a material adverse change in us or China Steel Corporation;

     - a reduction below 50% in VEBA AG's and its affiliates' ownership of MEMC common stock; or

     - other customary circumstances.

     We cannot assure you that Taisil's lenders will not declare a default on Taisil's debt if they determine there has occurred a material adverse change, or they determine a material adverse change occurs in the future, in Taisil or MEMC. If MEMC is required to make payments on any guarantees, this would divert capital needed to fund future operations.

     For more information about Taisil please see, "Business -- Joint Ventures -- Taisil Electronic Materials Corporation."

  Because We Cannot Easily Transfer Production of Specific Products From One of Our Manufacturing Facilities to Another, Manufacturing Delays at a Single Facility Could Result in a Loss of Customers

     It typically takes six months for one of our customers to qualify one of our manufacturing facilities to produce a specific product, but it could take longer in today's environment of excess capacity. Interruption of operations at any of our primary manufacturing facilities could result in delays or cancellations of shipments of silicon wafers and a loss of customers which could materially and adversely affect our operating results. A number of factors could cause interruptions, including labor disputes, equipment failures, or shortages of raw materials or supplies. A union represents employees at PHC's facility in South Korea. A strike at this facility could cause interruptions in manufacturing. We cannot assure you that alternate qualified capacity would be available on a timely basis or at all.

 Much of Our Proprietary Information is Not Patented and May Not be Patentable

     Much of our proprietary information and technology relating to the wafer manufacturing process is not patented and may not be patentable. We believe that the success of our business depends in part on our proprietary technology, information and processes and know-how. We generally try to protect our intellectual property rights based on trade secrets and patents as part of our ongoing research, development and manufacturing activities. Recently, we have increased our efforts to obtain patent protection for our technology in response to an increase in patent applications by our competitors. However, we cannot assure you that we have adequately protected or will be able to adequately protect our technology, that our competitors will not be able to utilize our existing technology or develop similar technology independently, that the claims allowed on any patents held by us will be broad enough to protect our technology or that foreign intellectual property laws will adequately protect our intellectual property rights.

 Some of Our Technology May Infringe on the Intellectual Property Rights of Third Parties Which May Subject Us to Costly Patent Litigation

     From time to time, we receive notices from substantial companies with significant patent portfolios that we may be infringing certain of their patents or other rights. We may receive more of these notices in the future. If such companies were to assert any claims against us based on patents or other rights described in existing notices, we believe, based on strategic and other considerations, that we should be able to resolve them outside of litigation without a material adverse effect to us; however, this conclusion is subject to significant uncertainty. We expect to try to resolve these matters through negotiation or, if necessary, by obtaining a license. However, if we are not able to resolve these matters satisfactorily, or to obtain a license on acceptable terms, we may face litigation. In that event, the ultimate outcome of these matters could have a material adverse effect on our business, results of operations or financial condition. Although third parties have not sued us based on claims of infringement of intellectual property rights during the last several years, we cannot assure you that third parties will not bring such suits in the future. Competitors, suppliers and others frequently sue each other regarding intellectual property rights in other technology industries, including the semiconductor industry.

  Despite Our Efforts We Have Failed to Retain a Number of Experienced Upper and Middle Management, and as a Result We Face Challenges in Attracting and Retaining Qualified Personnel

     The loss of key personnel or the inability to hire and retain qualified personnel could have a material adverse effect on our operating results. We are dependent upon a limited number of key management and technical personnel. We compete for personnel with other companies, academic institutions, government entities and other organizations. Our future success will depend in part upon our ability to attract and retain highly qualified personnel. We cannot assure you that we will be successful in hiring or retaining qualified personnel, or that any of our personnel will remain employed by MEMC.

     In March 1998, we adopted a special incentive bonus program designed to retain the services of 24 of our officers and key employees, including eleven then executive officers. Under this program, the participants received a special bonus. Half of this bonus was paid when the participant entered into a special incentive bonus agreement; the other half becomes payable on June 30, 1999, subject to continued employment. If the participant's employment is terminated under certain circumstances, that participant must repay us all or a portion of the bonus the participant has already received. Despite this program, a number of experienced members of upper and middle management have left MEMC.

  We Depend on Certain Suppliers and Finding Alternative Sources of Supply Could Affect Adversely Our Customer Qualifications and Manufacturing Yields

     We obtain substantially all our requirements for several raw materials, equipment, parts and supplies from sole suppliers. We believe that we could find adequate alternative sources of supply for these raw materials, equipment, parts and supplies. However, we may be required to obtain new qualifications from our customers in order to change or substitute suppliers. We cannot predict whether we would be successful or how long that process would take. In addition, our manufacturing yields could be adversely affected while we transition to a new supplier. A decrease in our manufacturing yields could have a material adverse effect on our operating results.

     From time-to-time we have experienced limited supplies of certain raw materials, equipment, parts and supplies, particularly polysilicon. We believe that adequate quantities of all our key raw materials, equipment, parts and supplies are currently available. However, because of the cyclical nature of our industry, we may experience shortages in the future. Increases in prices resulting from these shortages could have a material adverse effect on our operating results.

  Because the Public is Focusing More Attention on the Environmental Impact of Our Industry and Its Manufacturing Operations, Environmental Laws and Regulations May Become More Stringent in the Future and Could Force MEMC to Expend Capital to Comply with Such Laws

     Because the public is focusing more attention on the environmental impact of the semiconductor and related industries' manufacturing operations, environmental laws and regulations related to our industry may become more stringent in the future. Any failure to comply with environmental laws could subject us to substantial liability or could force us to significantly change our manufacturing operations. We are subject to a variety of foreign, federal, state and local laws and regulations governing the protection of the environment. These environmental regulations include those related to the use, storage, handling, discharge and disposal of toxic, volatile or otherwise hazardous materials used in our manufacturing processes. Under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated, even if we did not cause such contamination.

     In early 1998, a valve at our Italian facility malfunctioned, resulting in a release of a hazardous gas. Governmental authorities are continuing to investigate the incident and, in addition to private individuals, could seek to assert claims against us. However, based on information currently available, we do not believe any such claims should have a material adverse effect on us. Also, we have been named as a defendant in two lawsuits with many other defendants in which the plaintiffs allege damages related to environmental problems.

  Our Fluctuating Financial Results, Our Position in the Silicon Wafer Industry and Our Relationship with VEBA may Create Fluctuations in the MEMC Stock Price

     Based on the trading history of MEMC common stock, we believe that certain factors cause the market price of MEMC common stock to fluctuate significantly. These factors include, without limitation:

     - quarterly fluctuations in our financial results;

     - announcements of technological innovations or new products by us or our competitors;

     - market conditions in the semiconductor industry;

     - market conditions in the silicon wafer industry;

     - developments in patent or other proprietary rights;

     - changes in our relationships with our customers;

     - any actual or perceived change in our relationship with VEBA AG and its affiliates; and

     - the size of the public float of MEMC common stock (which will depend, in part, on the number of shares of MEMC common stock purchased or acquired by rights holders other than by the VEBA group in our pending rights offering).

     Technology company stocks in general have experienced extreme price and trading volume fluctuations that often have been unrelated to the operating performance of these companies. This market volatility may adversely affect the market price of MEMC common stock. In addition, if we suffer an actual or anticipated shortfall in net sales, gross margin or net earnings from security analysts' expectations, the trading price of MEMC common stock in any given period could decline.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The following statements are or may constitute forward-looking statements:

     - statements set forth in this Annual Report on Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission, including possible or assumed future results of our operations, including but not limited to any statements contained herein or therein concerning:

        - the manner, timing and estimated savings of restructuring activities and the voluntary separation program;

        - the transfer of Spartanburg-based small diameter production activities to other existing locations;

        - the utilization of the restructuring reserve;

        - product volumes, pricing and operating results for the first quarter of 1999;

        - pricing for the near term;

        - capital expenditures for 1999;

        - our liquidity into 2000;

        - excess capacity for future periods;

        - the resolution of any intellectual property infringement claims;

        - the shipment of 12-inch prime polished and epitaxial wafers in 1999 and timing of future demand for 12-inch wafers;

        - the continued support of VEBA AG;

        - the status, effectiveness and projected completion of our Year 2000 initiatives;

        - the outcome of potential litigation;

        - an increase in interest expense on existing debt with VEBA AG and its affiliates;

        - the impact of the introduction of the euro;

        - estimated cost reductions for the global purchasing, plant focus and other initiatives;

        - our expectations for an increase in market demand for silicon wafers and semiconductors and an easing of pressure on pricing and margins in the year 2000;

        - our expectations concerning our lack of profitability in 1999 and our ability to generate positive cash flows in the year 2000;

        - implementations in our plants of QS 9000 and ISO 14001 certifications;

        - the expectations concerning Taisil and the Taiwanese silicon wafer market; and

     - any statements preceded by, followed by or that include the words "believes," "expects," "predicts," "anticipates," "intends," "estimates," "should," "may" or similar expressions.

     Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially are set forth under "Business -- Risk Factors."

     You should not place undue reliance on such statements, which speak only as of the date that they were made. Our independent public accountants have not examined or compiled the forward-looking statements and, accordingly, do not provide any assurance with respect to such statements. These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is a list, as of March 1, 1999, of the names and ages of our executive officers and all positions and offices with us that are presently held by the person named. Each executive officer's term will end upon the appointment of his or her successor or upon his or her earlier resignation, except that Mr. von Horde's term of office expires in 2003 pursuant to the terms of his employment agreement. There are no family relationships between or among any of the named persons and the directors.

NAME                                   AGE                ALL POSITIONS AND OFFICES HELD
----                                   ---                ------------------------------
Klaus R. von Horde...................  57     President, Chief Executive Officer and Director
James M. Stolze......................  55     Executive Vice President and Chief Financial Officer
Marcel Coinne........................  58     Corporate Vice President
Dr. John P. DeLuca...................  56     Corporate Vice President
Helene F. Hennelly...................  52     Corporate Vice President, General Counsel and
                                              Secretary
Jonathon P. Jansky...................  47     Corporate Vice President
Dr. Thomas Knothe....................  41     Corporate Vice President
Paul V. Pastorek.....................  52     Corporate Vice President
James W. Wick........................  56     Corporate Vice President

     Each executive officer has held the same position or another executive position with us during the past five years, except as set forth in the 1999 Proxy Statement and as indicated below.

     Mr. von Horde was President and Chief Operating Officer of the Company from December 1997 to February 1999 and has been President and Chief Executive Officer of the Company since February 1999.

     Mr. Stolze was a Partner with KPMG LLP from 1977 until joining us as Executive Vice President and Chief Financial Officer in June 1995.

     Mr. Coinne was Corporate Vice President and President of the U.S. Region of the Company from March 1993 to October 1996, Corporate Vice President and President -- North America of the Company from October 1996 to December 1997 and has been Corporate Vice President, Customer Operations of the Company since December 1997.

     Dr. DeLuca was Director, Manufacturing Technology of the Company from May 1992 to November 1994 and has been Corporate Vice President, Technology of the Company since November 1994.

     Ms. Hennelly was Vice President, General Counsel and Secretary of the Company from October 1990 until May 1996 and has been Corporate Vice President, General Counsel and Secretary of the Company since May 1996.

     Mr. Jansky was Plant Manager of the Company's St. Peters facility from 1992 until January 1997, Corporate Vice President, Investment Planning of the Company from January 1997 to May 1998 and has been Corporate Vice President, Operations of the Company since May 1998.

     Dr. Knothe was Director, Corporate Development Plastics Business for Huls AG from 1994 to 1995 and Director, Corporate Development Electronic Materials for Huls AG from 1995 until January 1998. Dr. Knothe was Vice President, Strategy Development of the Company from January 1998 until August 1998 and has been Corporate Vice President, Corporate Development of the Company since August 1998.

     Mr. Pastorek was Director, Marketing and Business Development-Asia of the Company from 1993 until December 1995, Corporate Vice President of the Company and Executive Vice President of POSCO HULS Co. Ltd., the Company's joint venture in South Korea, from December 1995 to May 1998 and has been Corporate Vice President, Product Management of the Company since May 1998.

     Mr. Wick was Vice President, Human Resources for Bunge Corporation from 1990 until joining us in January 1999. Bunge Corporation is an international, privately-held, multi-billion dollar, integrated agri-business company engaged in commodity trading, grain and edible oil exporting and food processing.

ITEM 2.  PROPERTIES

     Our principal executive offices are located at 501 Pearl Drive (City of O'Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (314) 279-5500. Our principal manufacturing and administrative facilities and the principal manufacturing and administrative facilities of our joint ventures comprised approximately 4.2 million square feet as of December 31, 1998 and were situated in the following locations:

LOCATION                                                      SQUARE FOOTAGE
--------                                                      --------------
St. Peters, MO, USA.........................................     737,000
Spartanburg, SC, USA........................................     309,000
Sherman, TX, USA............................................     707,000
Pasadena, TX, USA...........................................     436,000
Luoyang, China..............................................      70,000
Merano, Italy...............................................     319,000
Novara, Italy...............................................     322,000
Utsunomiya, Japan...........................................     305,000
Kuala Lumpur, Malaysia......................................      53,000
Chonan, South Korea.........................................     460,000
  (PHC joint venture)
Hsinchu, Taiwan.............................................     450,000
  (Taisil joint venture)

     We lease a portion of our St. Peters facility pursuant to a lease agreement between us and the City of O'Fallon, Missouri that was entered into in connection with an industrial revenue bond financing. The term of the St. Peters lease expires in 2011, and we have the option to purchase the leased portion of the St. Peters facility at the end of the lease. We also lease our small diameter facility in Sherman, Texas. The initial term of this lease expires in 2001 and is extendable at our option for three (3) additional renewal terms of five (5) years each. We lease our facility in Pasadena, Texas. The term of the Pasadena lease expires in 2030 and is extendable for four (4) additional renewal terms of five (5) years each. Taisil leases the land on which its Hsinchu, Taiwan facility is located. This lease expires in 2014. We also lease our facilities in Luoyang, China and Kuala Lumpur, Malaysia. These leases expire in 2012 and 2000, respectively.

     In 1999, we intend to close our facility in Spartanburg, South Carolina and withdraw from our joint venture participation in the facility in Luoyang, China.

     We believe that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements. The extent of utilization of these facilities varies from plant to plant and from time to time during the year.

ITEM 3.  LEGAL PROCEEDINGS

  Equipment Purchase Dispute

     We have a dispute with a manufacturer of equipment for the production of silicon wafers. The dispute involves our cancellation of an order for a number of pieces of equipment. The manufacturer claims that we are obligated for approximately $5 million for costs related to the cancelled order, including the cost of inventory it has on hand and on order with its vendors. We are in the process of evaluating the merits of the manufacturer's claim. The manufacturer has advised us that if we are unable to resolve this dispute, it will file suit against us. While we will assert all of our defenses in this dispute, we cannot assure you that we will be able to resolve this dispute on terms favorable to us.

  Litigation Related To MEMC Pasadena

     In a case entitled Damewood vs. Ethyl Corporation, et al., (Case No. 96-38521), filed on August 1, 1996, three employees of the former operator of MEMC Pasadena's plant, Albemarle Corporation, filed suit against us and others in the 189th Judicial District Court, Harris County, Texas. The employees alleged that they sustained injuries during an explosion at that plant on January 27, 1996. We have settled this matter with plaintiffs and have been dismissed as a party. One of the other defendants, Ethyl Corporation, was the only defendant in this case at the time of trial in October 1998. A jury awarded a verdict against Ethyl Corporation in the amount of $6.1 million.

     In July of 1996, two employees of the former operator of the MEMC Pasadena plant were injured when flaming liquid escaped from a valve under repair. These individuals filed suit on June 13, 1997, against us and others in a case entitled Parden vs. Ethyl Corporation, et al. (Case No. 97-34857) in the 61st Judicial District Court, Harris County, Texas. Plaintiffs are seeking actual and exemplary damages in an unstated amount. We believe that we have meritorious defenses to this cause of action. This case is currently set for trial on August 16, 1999.

     A demand against us for defense and indemnity in both these cases was made on behalf of Ethyl Corporation by Albemarle Corporation on September 29, 1998. Albemarle Corporation has assumed the obligation to defend and indemnify Ethyl Corporation under an agreement in which Ethyl Corporation transferred ownership of the plant where the injury took place to Albemarle Corporation. Albemarle Corporation's demand for defense and indemnification against us on behalf of Ethyl Corporation is under evaluation by our counsel. In early November, we made a demand for indemnity in these cases against Albemarle. Demands for indemnity made by Albemarle Corporation on behalf of Ethyl Corporation and by us are both based on contractual indemnity language contained in the contract for the sale of the MEMC Pasadena plant from Albemarle Corporation to us.

     In October 1997, a flash ignition occurred at the MEMC Pasadena plant. Eleven employees of U.S. Contractors, Inc., a construction contractor, received injuries from the impact. Three of these individuals have filed suit against us, Albemarle Corporation and another party for injuries allegedly sustained in this accident in a case entitled Larry Lambert, Andres Garcia and Rogers Patino vs. MEMC Pasadena, Inc.,

(Cause No. 97-61639). The case was filed in the 152nd Judicial District, Harris County, Texas. Two of these individuals allege head injuries and all three allege hearing loss. The plaintiffs are seeking actual, punitive and exemplary damages against the defendants in an unstated amount. We believe all of the defendants have significant defenses to the plaintiffs' claims.

     Pursuant to a construction contract between us and U.S. Contractors, Inc., U.S. Contractors, Inc. originally agreed to defend and indemnify us in this suit up to $25 million. Under a contract between us and Albemarle Corporation, we are contractually obligated to defend Albemarle Corporation in this suit. We have also made a demand upon U.S. Contractors, Inc. to defend and indemnify Albemarle Corporation pursuant to the construction contract between us and U.S. Contractors, Inc. U.S. Contractors, Inc.'s insurance carrier has recently indicated to us that it disputes the obligation of U.S. Contractors, Inc. to defend and indemnify us and Albemarle Corporation despite U.S. Contractors, Inc.'s prior agreement to defend and indemnify us.

     On March 18, 1999, the parties agreed in principal to a settlement of the foregoing matter which will be completely covered by insurance. We anticipate that the parties will execute agreements reflecting this settlement in the next several weeks.

     Due to uncertainty regarding the litigation process, the scope and interpretation of contractual indemnity provisions and the status of any insurance coverage or pending settlements, we cannot assure you that the ultimate outcome of the foregoing matters will not have a material adverse effect on us.

  Texas Nuisance Actions

     In a case entitled Crye, et al. vs. Reichhold Chemicals, Inc., et al. (Case No. 97-24399), over 7,000 plaintiffs filed suit against MEMC Pasadena and approximately 31 other companies operating industrial facilities along I-10 and along the Houston Ship Channel in Harris County, Texas. The suit was filed in the 334th Judicial District, Harris County, Texas. MEMC Pasadena was served in this matter on December 30, 1998. In a similar case entitled Gerlich, et al. vs. Merichem Company, et al. (Case No. 98-59745), almost 400 plaintiffs filed suit against MEMC Pasadena and approximately 26 other companies operating industrial facilities along I-10 and along the Houston Ship Channel in Harris County, Texas. The suit was filed in the 80th Judicial District, Harris County, Texas. MEMC Pasadena was served in this matter on February 2, 1999.

     In both cases, plaintiffs allege that defendants have discharged various pollutants into the air, soil, ground and surface water. Plaintiffs also allege that these facilities generate deafening noise, sickening foul odors and glaring and intrusive lights. Plaintiffs have sued all defendants alleging nuisance, trespass, negligence and gross negligence. Plaintiffs are seeking an injunction and actual and exemplary damages in an unstated amount. We are in the process of evaluating these lawsuits. Because these suits were only recently served on us, we have not fully evaluated our potential exposure, if any. Due to the early stage of our investigation of these lawsuits and the uncertainty regarding the status of any insurance coverage, we cannot assure you that the ultimate outcome of these matters will not have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The narrative or tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under
Note 18, "Unaudited Quarterly Financial Information", on pages 42 and 43 of our 1998 Annual Report and under "Stockholder Information" on page 48 of our 1998 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years.

ITEM 6.  SELECTED FINANCIAL DATA

     The tabular information (including the footnotes thereto) required by this item is set forth under "Five Year Selected Financial Data" on page 12 of our 1998 Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth on pages 13 through 22 of our 1998 Annual Report, which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is set forth under "Market Risk" on pages 21 and 22 of our 1998 Annual Report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements appearing on pages 23 through 43, and the Independent Auditors' Report thereon of KPMG LLP appearing on page 45 of our 1998 Annual Report, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We will file a definitive proxy statement with the Securities and Exchange Commission within 120 days of year-end (the 1999 Proxy Statement). The information required by this item with respect to directors will be set forth in the 1999 Proxy Statement under "ELECTION OF DIRECTORS" and is incorporated herein by reference. The information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     Information appearing under (i) "BOARD MEETINGS AND COMMITTEES; COMPENSATION OF DIRECTORS -- Directors' Fees"; (ii) "SUMMARY COMPENSATION TABLE" and related footnotes; (iii) "OPTION/SAR GRANTS IN LAST FISCAL YEAR" and related footnotes; (iv) "AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION/SAR VALUES" and related footnotes; (v) "Pension Plan"; (vi) "Pension Plan Table (1)," "Pension Plan Table (2)," and "Pension Plan Table (3)"
(vii) "Employment Agreements"; (viii) "Annual Incentive Plan"; (ix) "Special Incentive Bonus Plan"; and (x) "Compensation Committee Interlocks and Insider Participation" of the 1999 Proxy Statement are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information appearing under "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS" of the 1999 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS" of the 1999 Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

1.  FINANCIAL STATEMENTS

     The following consolidated financial statements of us and our subsidiaries, included on pages 23 through 43 of the 1998 Annual Report, and the Independent Auditors' Report thereon of KPMG LLP appearing on page 45 of such report are incorporated herein by reference.

     Consolidated Statements of Operations -- Years ended December 31, 1998, 1997 and 1996.

     Consolidated Balance Sheets -- December 31, 1998 and 1997.

     Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997 and 1996.

     Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements.

     Independent Auditors' Report.

2.  FINANCIAL STATEMENT SCHEDULES

Independent Auditors' Report on Financial Statement
  Schedule..................................................   F-1
Valuation and Qualifying Accounts...........................   F-2
Financial Statements of POSCO HULS Co., Ltd.:
     Independent Auditors' Report of KPMG San Tong Corp.....   F-3
     Balance sheets as of December 31, 1998 and 1997........   F-4
     Statements of Operations -- Years ended December 31,
      1998, 1997 and 1996 (unaudited).......................   F-5
     Statements of Appropriation (Disposition) of Retained
      Earnings (Deficit) -- Years ended December 31, 1998,
      1997 and 1996 (unaudited).............................   F-6
     Statements of Cash Flows -- Years ended December 31,
      1998, 1997 and 1996 (unaudited).......................   F-7
     Notes to Financial Statements..........................   F-8
Financial Statements of Taisil Electronic Materials
  Corporation:
     Independent Auditors' Report of KPMG Certified Public
      Accountants...........................................  F-26
     Balance sheets as of December 31, 1998 and 1997........  F-27
     Statements of Operations -- Years ended December 31,
      1998, 1997 and 1996...................................  F-28
     Statements of Changes in Stockholders' Equity -- Years
      ended December 31, 1998, 1997 and 1996................  F-29
     Statements of Cash Flows -- Years ended December 31,
      1998, 1997 and 1996...................................  F-30
     Notes to Financial Statements..........................  F-31

3.  EXHIBITS

EXHIBIT
NO.                                    DESCRIPTION
-------                                -----------
    3(i)       Restated Certificate of Incorporation of the Company
               (Incorporated by reference to Exhibit 3-a of the Company's
               Form 10-Q for the Quarter ended June 30, 1995)
    3(ii)      Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 of Amendment No. 4 to the Company's Form S-3
               Registration Statement No. 333-65973)
    4          Form of Rights Certificate to Subscribe for Shares of Common
               Stock of the Company (Incorporated by reference to Exhibit
               4.1 of Amendment No. 3 to the Company's Form S-3
               Registration Statement No. 333-65973)
 *  10-a       Shareholders Agreement dated May 24, 1994 among the Company and China Steel Corporation ("China Steel"), China
               Development Corporation and Chiao Tung Bank (Incorporated by
               reference to Exhibit 10(a) of Amendment No. 4 to the
               Company's Form S-1 Registration Statement No. 33-92412)
 *  10-b       Technology Cooperation Agreement dated October 26, 1994
               between the Company and Taisil Electronic Materials
               Corporation ("Taisil") (Incorporated by reference to Exhibit
               10-b of Amendment No. 4 to the Company's Form S-1
               Registration Statement No. 33-92412)
    10-c       Joint Venture Agreement dated August 28, 1990 among the
               Company, Pohang Iron and Steel Company, Ltd. ("POSCO") and
               Samsung Electronics Company, Ltd. ("Samsung") (Incorporated
               by reference to Exhibit 10-c of Amendment No. 1 to the
               Company's Form S-1 Registration Statement No. 33-92412)
    10-c(1)    First Amendment to Joint Venture Agreement dated December 9,
               1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the
               Company's Form S-1 Registration Statement No. 33-92412)
    10-c(2)    Second Amendment to Joint Venture Agreement dated December
               30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the
               Company's Form S-1 Registration Statement No. 33-92412)
 *  10-d       Technical Agreement dated December 19, 1990 between the
               Company and POSCO HULS Company Ltd. ("PHC")
 *  10-d(1)    Amendment to Technical Agreement dated as of January 1, 1995 between the Company and PHC (Incorporated by reference to
               Exhibit 10-g of Amendment No. 1 to the Company's Form S-1
               Registration Statement No. 33-92412)
    10-d(2)    Second Amendment to Technical Agreement effective as of
               September 30, 1998 between the Company and PHC (Incorporated by reference to Exhibit 10-g(1) of the Company's Current
               Report on Form 8-K dated October 22, 1998)
**  10-d(3)    Third Amendment to PHC Technical Agreement effective as of
               October 1, 1998 by and between the Company and PHC
 *  10-e       Shareholder's Agreement dated as of May 16, 1995 between the
               Company and Texas Instruments Incorporated ("TI")
               (Incorporated by reference to Exhibit 10-h of Amendment No.
               4 to the Company's Form S-1 Registration Statement No.
               33-92412)
 *  10-f       TI Purchase Agreement dated as of June 30, 1995 between the
               Company, MEMC Southwest Inc. ("MEMC Southwest") and TI
               (Incorporated by reference to Exhibit 10-i of the Company's
               Form 10-Q for the Quarter ended June 30, 1995)
 *  10-f(1)    Amendment to TI Purchase Agreement dated as of June 5, 1997, between MEMC Southwest and TI (Incorporated by reference to
               Exhibit 10-i of the Company's Form 10-Q for the Quarter
               ended June 30, 1997)

EXHIBIT
NO.                                    DESCRIPTION
-------                                -----------
    10-g       Lease Agreement Covering Silicon Wafer Operation Premises
               dated June 30, 1995 between TI and MEMC Southwest
               (Incorporated by reference to Exhibit 10-j of the Company's
               Form 10-Q for the Quarter ended June 30, 1995)
    10-g(1)    Sublease Agreement covering Silicon Wafer Operation Premises dated June 30, 1995 between TI and MEMC Southwest
               (Incorporated by reference to Exhibit 10-j(1) of the
               Company's Form 10-Q for the Quarter ended June 30, 1995)
 *  10-h       Technology Transfer Agreement dated as of June 30, 1995
               between the Company, TI and MEMC Southwest (Incorporated by reference to Exhibit 10-k of the Company's Form 10-Q for the
               Quarter ended June 30, 1995)
    10-i       Registration Rights Agreement between the Company and VEBA
               Corporation (as successor to Huls Corporation) (Incorporated by reference to Exhibit 10-l of the Company's Form 10-K for the Year ended December 31, 1995)
    10-i(1)    Form of Amendment to Registration Rights Agreement by and
               between the Company and VEBA Corporation (Incorporated by
               reference to Exhibit 10.3 of Amendment No. 3 to the
               Company's Form S-3 Registration Statement No. 333-65973)
    10-j       Form of Master Reserve Volume Agreement (Incorporated by
               reference to Exhibit 10-m of the Company's Form 10-K for the
               Year ended December 31, 1995)
    10-k       Service Agreement dated January 1, 1995 between the Company and Huls Corporation (Incorporated by reference to Exhibit
               10-v of Amendment No. 1 to the Company's Form S-1
               Registration Statement No. 33-92412)
    10-k(1)    Letter Agreement dated June 19, 1995 amending the Service
               Agreement dated January 1, 1995 among the Company and Huls
               Corporation (Incorporated by reference to Exhibit 10-w of
               the Company's Form 10-Q for the Quarter ended June 30, 1995)
 *  10-l       Trichlorosilane Supply Agreement between MEMC Electronic
               Materials SpA and Huls Silicone GmbH dated as of December
               31, 1995 (Incorporated by reference to Exhibit 10-bb of the
               Company's Form 10-K for the Year ended December 31, 1995)
    10-m       MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company's Form 10-K for the Year ended December 31, 1995)
 *  10-n       Seller Technology License Agreement dated as of July 31,
               1995, among Albemarle Corporation, the Company, and MEMC
               Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company's Form 10-K/A Amendment No. 2 for the Year
               ended December 31, 1997)
 *  10-o       Technology Purchase Agreement dated as of July 31, 1995,
               among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company's Form 10-K/A
               Amendment No. 2 for the Year ended December 31, 1997)
    10-p       Ground Lease Agreement dated as of July 31, 1995, between
               Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated
               by reference to Exhibit 10-nn of the Company's Form 10-K/A
               Amendment No. 2 for the Year ended December 31, 1997)
    10-p(1)    Amendment to Ground Lease Agreement dated as of May 31,
               1997, between the Company, MEMC Pasadena, Inc., and
               Albemarle Corporation (Incorporated by reference to Exhibit
               10-nn(1) of the Company's Form 10-K/A Amendment No. 2 for
               the Year ended December 31, 1997)
    10-q       Purchase Agreement dated as of October 22, 1998 by and among the Company and VEBA Corporation (Incorporated by reference to Exhibit 2 of the Schedule 13D dated October 30, 1998
               filed by VEBA Aktiengesellschaft and VEBA Corporation with respect to the Company)

EXHIBIT
NO.                                    DESCRIPTION
-------                                -----------
    10-q(1)    First Amendment to Purchase Agreement dated as of December
               29, 1998 by and among the Company and VEBA Corporation
               (Incorporated by reference to Exhibit 10.1(a) of Amendment
               No. 2 to the Company's Form S-3 Registration Statement No.
               333-65973)
    10-q(2)    Second Amendment to Purchase Agreement dated as of February
               14, 1999 by and among the Company and VEBA Zweite
               Verwaltungsgesellschaft mbH (as successor to VEBA
               Corporation) (Incorporated by reference to Exhibit 10.1(b)
               of Amendment No. 3 to the Company's Form S-3 Registration
               Statement No. 333-65973)
    10-r       Standby Agreement dated as of October 22, 1998 by and among the Company and VEBA Corporation (Incorporated by reference to Exhibit 3 of the Schedule 13D dated October 30, 1998
               filed by VEBA Aktiengesellschaft and VEBA Corporation with respect to the Company)
 +  10-aa      Employment Agreement dated as of April 1, 1993 among Huls
               Belgium S.A., the Company and Marcel Coinne (Incorporated by
               reference to Exhibit 10-r of Amendment No. 1 to the
               Company's Form S-1 Registration Statement No. 33-92412)
 +  10-bb      MEMC Supplemental Executive Pension Plan 1997 Restatement
               (Incorporated by reference to Exhibit 10-s of the Company's
               Form 10-Q for the Quarter ended March 31, 1997)
 +  10-cc      MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan
               as Amended and Restated on March 18, 1997 (Incorporated by
               reference to Exhibit 10-t of the Company's Form 10-Q for the
               Quarter ended March 31, 1997)
 +  10-cc(1)   Form of Stock Option and Restricted Stock Agreement
               (Incorporated by reference to Exhibit 10-t(1) of the
               Company's Form 10-K for the Year ended December 31, 1995)
 +  10-cc(2)   Form of Stock Option and Performance Restricted Stock
               Agreement (Incorporated by reference to Exhibit 10-yy of the
               Company's Form 10-K for the Year ended December 31, 1995)
 +  10-cc(3)   Form of Stock Option Agreement (Incorporated by reference to
               Exhibit 10-zz of the Company's Form 10-K for the Year ended
               December 31, 1995)
 +  10-cc(4)   Form of Stock Option and Performance Restricted Stock
               Agreement (Incorporated by reference to Exhibit 10-nnn of
               the Company's Form 10-Q for the Quarter ended March 31,
               1997)
 +  10-cc(5)   Form of Stock Option Agreement (Incorporated by reference to
               Exhibit 10-ooo of the Company's Form 10-Q for the Quarter
               ended March 31, 1997)
 +  10-cc(6)   Form of Stock Option Agreement (Nonemployee Directors)
               (Incorporated by reference to Exhibit 10-ppp of the
               Company's Form 10-Q for the Quarter ended March 31, 1997)
 +  10-dd      Annual Incentive Plan for Selected Key Employees of MEMC
               Electronic Materials, Inc. and its Subsidiaries
               (Incorporated by reference to Exhibit 10-u of Amendment No.
               1 to the Company's Form S-1 Registration Statement No.
               33-92412)
 +  10-ee      Employment Agreement effective as of June 16, 1995 between the Company and James M. Stolze (Incorporated by reference to Exhibit 10-ee of Amendment No. 1 to the Company's Form
               S-1 Registration Statement No. 33-92412)
 +  10-ff      Employment Agreement dated September 3, 1996 between the
               Company and Ludger H. Viefhues (Incorporated by reference to
               Exhibit 10-hhh of the Company's Form 10-Q for the Quarter
               ended September 30, 1996)
 +  10-ff(1)   Supplemental Retirement Agreement dated as of February 17,
               1999 between the Company and Ludger H. Viefhues
               (Incorporated by reference to Exhibit 10-xx(1) of the
               Company's Current Report on Form 8-K dated February 17,
               1999)

EXHIBIT
NO.                                    DESCRIPTION
-------                                -----------
 +  10-ff(2)   Supplemental Retirement Agreement Clarification dated March
               17, 1999 between the Company and Ludger H. Viefhues
               (Incorporated by reference to Exhibit 10.6 of Amendment No.
               4 to the Company's Form S-3 Registration Statement No.
               333-65973)
 +  10-gg      Stock Option Agreement dated as of September 1, 1996 between the Company and Ludger H. Viefhues (Incorporated by
               reference to Exhibit 10-iii of the Company's Form 10-Q for the Quarter ended September 30, 1996)
 +  10-hh      Consulting Agreement dated December 1, 1997, between the
               Company and Dr. Robert M. Sandfort (Incorporated by
               reference to Exhibit 10-nnn of the Company's Form 10-K/A
               Amendment No. 2 for the Year ended December 31, 1997)
 +  10-ii      Separation Agreement, General Release and Covenant Not to
               Sue dated December 31, 1997, between the Company and Tommy
               L. Cadwell (Incorporated by reference to Exhibit 10-ooo of the Company's Form 10-K for the Year ended December 31,
               1997)
 +  10-jj      Agreement dated as of April 1, 1993, between the Company and
               Ralph D. Hartung (Incorporated by reference to Exhibit
               10-ppp of the Company's Form 10-K for the Year ended
               December 31, 1997)
 +  10-kk      MEMC Electronic Materials, Inc. Special Incentive Plan
               Summary (Incorporated by reference to Exhibit 10-qqq of the
               Company's Form 10-Q for the Quarter ended June 30, 1998)
 +  10-kk(1)   Special Incentive Bonus Agreement dated as of March 26, 1998 between the Company and Marcel Coinne (Incorporated by
               reference to Exhibit 10-rrr of the Company's Form 10-Q for the Quarter ended June 30, 1998)
 +  10-kk(2)   Special Incentive Bonus Agreement dated as of March 24, 1998 between the Company and Ralph D. Hartung (Incorporated by
               reference to Exhibit 10-sss of the Company's Form 10-Q for the Quarter ended June 30, 1998)
 +  10-kk(3)   Special Incentive Bonus Agreement dated as of March 31, 1998 between the Company and James M. Stolze (Incorporated by
               reference to Exhibit 10-ttt of the Company's Form 10-Q for the Quarter ended June 30, 1998)
 +  10-kk(4)   Special Incentive Bonus Agreement dated as of March 24, 1998 between the Company and John P. DeLuca
 +  10-ll      Employment Agreement effective as of April 1, 1998 between the Company and Klaus R. von Horde (Incorporated by
               reference to Exhibit 10-uuu of the Company's Form 10-Q for the Quarter ended June 30, 1998)
 +  10-ll(1)   Employment Agreement effective as of February 17, 1999
               between the Company and Klaus R. von Horde (Incorporated by reference to Exhibit 10.5 of Amendment No. 4 to the
               Company's Form S-3 Registration Statement No. 333-65973)
 +  10-mm      Letter Agreement dated April 17, 1998 between the Company
               and Dr. Werner Schmitz (Incorporated by reference to Exhibit
               10-vvv of the Company's Form 10-Q for the Quarter ended June
               30, 1998)
 +  10-nn      Agreement dated May 19, 1998 between the Company and Ralph
               D. Hartung (Incorporated by reference to Exhibit 10-www of the Company's Form 10-Q for the Quarter ended June 30, 1998)
 +  10-oo      International Transfer Letter Agreement effective as of
               October 1, 1998 between the Company and Marcel Coinne
               (Incorporated by reference to Exhibit 10-yyy of the
               Company's Current Report on Form 8-K dated October 21, 1998)
    10-aaa     Credit Agreement dated as of July 10, 1995, between the
               Company and Fidelia Corporation (as successor to Huls
               Corporation) (Incorporated by reference to Exhibit 10-jj of the Company's Form 10-Q for the Quarter ended June 30, 1995)

EXHIBIT
NO.                                    DESCRIPTION
-------                                -----------
    10-aaa(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and Fidelia
               Corporation (as successor to Huls Corporation) (Incorporated by reference to Exhibit 10-cc(1) of the Company's Current
               Report on Form 8-K dated October 21, 1998)
    10-bbb     Credit Agreement dated as of July 10, 1995, between the
               Company and Fidelia Corporation (as successor to Huls
               Corporation) (Incorporated by reference to Exhibit 10-kk of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-bbb(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and VEBA Corporation
               (Incorporated by reference to Exhibit 10-dd(1) of the
               Company's Current Report on Form 8-K dated October 21, 1998)
    10-ccc     Credit Agreement dated as of July 10, 1995, between the
               Company and Fidelia Corporation (as successor to Huls
               Corporation) (Incorporated by reference to Exhibit 10-ll of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-ccc(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and Fidelia
               Corporation (as successor to Huls Corporation) (Incorporated by reference to Exhibit 10-ee(1) of the Company's Current
               Report on Form 8-K dated October 21, 1998)
    10-ddd     Credit Agreement dated as of July 10, 1995, between the
               Company and Fidelia Corporation (as successor to Huls
               Corporation) (Incorporated by reference to Exhibit 10-mm of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-ddd(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and Fidelia
               Corporation (as successor to Huls Corporation) (Incorporated by reference to Exhibit 10-ff(1) of the Company's Current
               Report on Form 8-K dated October 21, 1998)
    10-eee     Credit Agreement dated as of July 10, 1995, between the
               Company and VEBA AG (as successor to Huls AG) (Incorporated by reference to Exhibit 10-nn of the Company's Form 10-Q for the Quarter ended June 30, 1995)
    10-eee(1)  First Amendment to Credit Agreement effective as of July 1,
               1998 between the Company and VEBA AG (as successor to Huls
               AG) (Incorporated by reference to Exhibit 10-gg(1) of the
               Company's Form 10-Q for the Quarter ended June 30, 1998)
    10-eee(2)  Second Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and VEBA AG (as
               successor to Huls AG) (Incorporated by reference to Exhibit
               10-gg(2) of the Company's Current Report on Form 8-K dated
               October 21, 1998)
    10-fff     Credit Agreement dated as of July 10, 1995, between the
               Company and Fidelia Corporation (as successor to Huls AG)
               (Incorporated by reference to Exhibit 10-oo of the Company's
               Form 10-Q for the Quarter ended June 30, 1995)
    10-ggg(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and Fidelia
               Corporation (as successor to Huls Corporation) (Incorporated by reference to Exhibit 10-hh(1) of the Company's Current
               Report on Form 8-K dated October 21, 1998)
    10-hhh     Revolving Credit Agreement dated as of July 10, 1995,
               between the Company and VEBA AG (as successor to Huls AG)
               (Incorporated by reference to Exhibit 10-pp of the Company's
               Form 10-Q for the Quarter ended June 30, 1995)
    10-hhh(1)  Amendment to Loan Agreement effective March 4, 1998 between the Company and VEBA AG (as successor to Huls AG)
               (Incorporated by reference to Exhibit 10-ii(1) of the
               Company's Form 10-Q for the Quarter ended June 30, 1998)

EXHIBIT
NO.                                    DESCRIPTION
-------                                -----------
    10-hhh(2)  Second Amendment to Revolving Credit Agreement effective as of September 1, 1998 between the Company and VEBA AG (as
               successor to Huls AG) (Incorporated by reference to Exhibit
               10-ii(2) of the Company's Current Report on Form 8-K dated
               October 21, 1998)
    10-iii     Reimbursement Agreement effective as of August 1, 1995
               between the Company and Huls AG (Incorporated by reference to Exhibit 10-rr of the Company's Form 10-K for the Year
               ended December 31, 1995)
    10-jjj     Credit Agreement between the Company and VEBA AG (as
               successor to Huls AG) dated as of December 22, 1995
               (Incorporated by reference to Exhibit 10-aaa of the
               Company's Form 10-K for the Year ended December 31, 1995)
    10-jjj(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and VEBA AG (as
               successor to Huls AG) (Incorporated by reference to Exhibit
               10-qq(1) of the Company's Current Report on Form 8-K dated
               October 21, 1998)
    10-kkk     Credit Agreement between the Company and VEBA AG (as
               successor to Huls AG) dated as of December 22, 1995
               (Incorporated by reference to Exhibit 10-bbb of the
               Company's Form 10-K for the Year ended December 31, 1995)
    10-kkk(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and VEBA AG (as
               successor to Huls AG) (Incorporated by reference to Exhibit
               10-rr(1) of the Company's Current Report on Form 8-K dated
               October 21, 1998)
    10-lll     Credit Agreement between the Company and VEBA AG (as
               successor to Huls AG) dated as of December 22, 1995
               (Incorporated by reference to Exhibit 10-ccc of the
               Company's Form 10-K for the Year ended December 31, 1995)
    10-lll(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and VEBA AG (as
               successor to Huls AG) (Incorporated by reference to Exhibit
               10-ss(1) of the Company's Current Report on Form 8-K dated
               October 21, 1998)
    10-mmm     Credit Agreement between the Company and VEBA AG (as
               successor to Huls AG) dated as of December 22, 1995
               (Incorporated by reference to Exhibit 10-ddd of the
               Company's Form 10-K for the Year ended December 31, 1995)
    10-mmm(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and VEBA AG (as
               successor to Huls AG) (Incorporated by reference to Exhibit
               10-tt(1) of the Company's Current Report on Form 8-K dated
               October 21, 1998)
    10-nnn     Credit Agreement dated as of December 1, 1996 between the
               Company and VEBA AG (as successor to Huls AG) (Incorporated by reference to Exhibit 10-jjj of the Company's Form 10-K
               for the Year ended December 31, 1996)
    10-nnn(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and VEBA AG (as
               successor to Huls AG) (Incorporated by reference to Exhibit
               10-ccc(1) of the Company's Current Report on Form 8-K dated
               October 21, 1998)
    10-ooo     Credit Agreement dated as of December 1, 1996 between the
               Company and VEBA AG (as successor to Huls AG) (Incorporated by reference to Exhibit 10-kkk of the Company's Form 10-K
               for the Year ended December 31, 1996)

EXHIBIT
NO.                                    DESCRIPTION
-------                                -----------
    10-ooo(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and VEBA AG (as
               successor to Huls AG) (Incorporated by reference to Exhibit
               10-ddd(1) of the Company's Current Report on Form 8-K dated
               October 21, 1998)
    10-ppp     Credit Agreement dated as of April 1, 1996 between the
               Company and VEBA AG (as successor to Huls AG) (Incorporated by reference to Exhibit 10-lll of the Company's Form 10-K
               for the Year ended December 31, 1996)
    10-ppp(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and VEBA AG (as
               successor to Huls AG) (Incorporated by reference to Exhibit
               10-eee(1) of the Company's Current Report on Form 8-K dated
               October 21, 1998)
    10-qqq     Fourth Short-Term Loan Agreement dated as of March 31, 1996 between the Company and VEBA Corporation (as successor to
               Huls Corporation) (Incorporated by reference to Exhibit
               10-mmm of the Company's Form 10-K for the Year ended
               December 31, 1996)
    10-qqq(1)  First Amendment to Overnight Loan Agreement effective as of
               September 1, 1998 between the Company and VEBA Corporation
               (as successor to Huls Corporation) (Incorporated by
               reference to Exhibit 10-fff(1) of the Company's Current
               Report on Form 8-K dated October 21, 1998)
    10-rrr     Five Year Credit Agreement dated as of June 26, 1997,
               between the Company and Fidelia Corporation (as successor to
               Huls Corporation) (Incorporated by reference to Exhibit
               10-qqq of the Company's Form 10-Q for the Quarter ended June
               30, 1997)
    10-rrr(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and Fidelia
               Corporation (as successor to Huls Corporation) (Incorporated by reference to Exhibit 10-jjj(1) of the Company's Current
               Report on Form 8-K dated October 21, 1998)
    10-sss     Six Year Credit Agreement dated as of June 26, 1997, between the Company and Fidelia Corporation (as successor to Huls
               Corporation) (Incorporated by reference to Exhibit 10-rrr of the Company's Form 10-Q for the Quarter ended June 30, 1997)
    10-sss(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and Fidelia
               Corporation (as successor to Huls Corporation) (Incorporated by reference to Exhibit 10-kkk(1) of the Company's Current
               Report on Form 8-K dated October 21, 1998)
    10-ttt     Seven Year Credit Agreement dated as of June 26, 1997,
               between the Company and Fidelia Corporation (as successor to
               Huls Corporation) (Incorporated by reference to Exhibit
               10-sss of the Company's Form 10-Q for the Quarter ended June
               30, 1997)
    10-ttt(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and Fidelia
               Corporation (as successor to Huls Corporation) (Incorporated by reference to Exhibit 10-lll(1) of the Company's Current
               Report on Form 8-K dated October 21, 1998)
    10-uuu     Eight Year Credit Agreement dated as of June 26, 1997,
               between the Company and Fidelia Corporation (as successor to
               Huls Corporation) (Incorporated by reference to Exhibit
               10-ttt of the Company's Form 10-Q for the Quarter ended June
               30, 1997)
    10-uuu(1)  First Amendment to Credit Agreement effective as of
               September 1, 1998 between the Company and Fidelia
               Corporation (as successor to Huls Corporation) (Incorporated by reference to Exhibit 10-mmm(1) of the Company's Current
               Report on Form 8-K dated October 21, 1998)

EXHIBIT
NO.                                    DESCRIPTION
-------                                -----------
    10-vvv     Loan Agreement dated as of June 30, 1998 between the Company and Fidelia Corporation (as successor to Huls Corporation)
               (Incorporated by reference to Exhibit 10-xxx of the
               Company's Form 10-Q for the Quarter ended June 30, 1998)
    10-vvv(1)  First Amendment to Loan Agreement effective as of September
               1, 1998 between the Company and and Fidelia Corporation (as successor to Huls Corporation) (Incorporated by reference to
               Exhibit 10-xxx(1) of the Company's Current Report on Form
               8-K dated October 21, 1998)
    10-www     Revolving Credit Agreement dated as of September 23, 1998
               between the Company and VEBA AG (Incorporated by reference to Exhibit 10-zzz of the Company's Current Report on Form
               8-K dated October 21, 1998)
    10-xxx     Revolving Credit Agreement dated as of February 26, 1999
               between the Company and Fidelia Corporation (as successor to
               VEBA Corporation)(Incorporated by reference to Exhibit 10.4 of Amendment No. 3 to the Company's Form S-3 Registration
               Statement No. 333-65973)
    13         Pages 12 through 45 (excluding the 'Report of Management' on page 44) and page 48 of the Company's 1998 Annual Report
    21         Subsidiaries of the Company
    22         Omitted -- Inapplicable
    23-a       Consent of KPMG LLP
    23-b       Consent of KPMG San Tong Corp.
    23-c       Consent of KPMG Certified Public Accountants
    24         Powers of Attorney submitted by Dr. Hans Michael Gaul;
               Helmut Mamsch; Willem D. Maris; Paul T. O'Brien; Dr. Alfred
               Oberholz; Michael B. Smith; and Ludger H. Viefhues
    27         Financial Data Schedule (filed electronically with the SEC only)
    99         Omitted -- Inapplicable

---------------
 * Confidential treatment of certain portions of these documents has been granted.

** Portions of this Exhibit have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission.

 + These Exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an Exhibit to this form pursuant to Item 14(c) of this report.

(B) REPORTS ON FORM 8-K

     During the fourth quarter of 1998, we filed the following two (2) current reports on Form 8-K:

     1.  Item 5 Form 8-K filed on October 22, 1998; and

     2.  Item 5 Form 8-K filed on October 27, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEMC ELECTRONIC MATERIALS, INC.

                                          By: /s/  KLAUS R. VON HORDE
                                            ------------------------------------
                                            Klaus R. von Horde
                                            President, Chief Executive Officer
                                            and Director

Date: March 25, 1999

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

                     SIGNATURE                                    TITLE                      DATE
                     ---------                                    -----                      ----

              /s/ KLAUS R. VON HORDE                   President, Chief Executive       March 25, 1999
---------------------------------------------------       Officer and Director
                Klaus R. von Horde                    (Principal executive officer)

                /s/ JAMES M. STOLZE                   Executive Vice President and      March 25, 1999
---------------------------------------------------      Chief Financial Officer
                  James M. Stolze                       (Principal financial and
                                                           accounting officer)

                         *                                      Director                March 25, 1999
---------------------------------------------------
               Dr. Hans Michael Gaul

                         *                              Chairman of the Board of        March 25, 1999
---------------------------------------------------             Directors
                   Helmut Mamsch

                         *                                      Director                March 25, 1999
---------------------------------------------------
                  Willem D. Maris

                         *                                      Director                March 25, 1999
---------------------------------------------------
                Dr. Alfred Oberholz

                         *                                      Director                March 25, 1999
---------------------------------------------------
                  Paul T. O'Brien

                         *                                      Director                March 25, 1999
---------------------------------------------------
                 Michael B. Smith

                         *                                      Director                March 25, 1999
---------------------------------------------------
                Ludger H. Viefhues

     * James M. Stolze, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

                                          /s/       JAMES M. STOLZE
                                          --------------------------------------
                                                     James M. Stolze
                                                     Attorney-in-Fact

                                 EXHIBIT INDEX

     The following exhibits are filed as part of this report:

EXHIBIT
NO.                               DESCRIPTION
-------                           -----------
10-d      Technical Agreement dated December 19, 1990 between the
          Company and POSCO HULS Company, Ltd.
10-d(3)   Third Amendment to PHC Technical Agreement effective as of
          October 1, 1998 by and between the Company and POSCO HULS
          Co., Ltd.
10-kk(4)  Special Incentive Bonus Agreement dated as of March 24, 1998 between the Company and John P. DeLuca
13        Pages 12 through 45 (excluding the "Report of Management" on page 44) and page 48 of the Company's 1998 Annual Report
21        Subsidiaries of the Company
23-a      Consent of KPMG LLP
23-b      Consent of KPMG San Tong Corp.
23-c      Consent of KPMG Certified Public Accountants
24        Powers of Attorney submitted by Dr. Hans Michael Gaul;
          Helmut Mamsch; Willem D. Maris; Paul T. O'Brien; Dr. Alfred
          Oberholz; Michael B. Smith; and Ludger H. Viefhues
27        Financial Data Schedule (filed electronically with the SEC only)

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
MEMC Electronic Materials, Inc.

     Under date of January 25, 1999, we reported on the consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          KPMG LLP

St. Louis, Missouri
January 25, 1999

                        MEMC ELECTRONIC MATERIALS, INC.
                                AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                            CHARGED TO
                                BALANCE AT    CHARGED TO      OTHER                           BALANCE AT
                                BEGINNING     COSTS AND     ACCOUNTS--    DEDUCTIONS--          END OF
                                OF PERIOD      EXPENSES      DESCRIBE       DESCRIBE            PERIOD
                                ----------    ----------    ----------    ------------        ----------
                                                         (DOLLARS IN THOUSANDS)
Allowance for doubtful
  accounts:
  Year ended December 31,
     1996.....................    $2,040       $   295          $0          $   (36)(A)(B)     $ 2,299
  Year ended December 31,
     1997.....................     2,299         1,700           0             (526)(A)(B)       3,473
  Year ended December 31,
     1998.....................     3,473          (620)          0                0(A)(B)        2,853
                                  ======       =======          ==          =======            =======

Inventory reserves:
  Year ended December 31,
     1996.....................    $4,432       $ 6,576(D)       $0          $(4,063)(C)        $ 6,945
  Year ended December 31,
     1997.....................     6,945         5,902(D)        0           (4,984)(C)          7,863
  Year ended December 31,
     1998.....................     7,863        18,420(D)        0           (6,681)(C)         19,602
                                  ======       =======          ==          =======            =======

---------------
(A) Currency fluctuations

(B) Write-off of uncollectible accounts

(C) Write-off of inventory

(D) Charged to cost of goods sold

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
POSCO HULS Co., Ltd.:

     We have audited the accompanying balance sheets of POSCO HULS Co., Ltd. as of December 31, 1998 and 1997, and the related statements of operations, appropriation (disposition) of retained earnings (deficit) and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the Auditing Standards, as established by the Financial Supervisory Commission of the Republic of Korea, which are substantially similar, in all material aspects, to generally accepted auditing standards in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in note 1(b) to the financial statements, the operations of the Company have been significantly affected and will continue to be affected for the foreseeable future by the liquidity crisis and related adverse economic circumstances in the Republic of Korea.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of POSCO HULS Co., Ltd. as of December 31, 1998 and 1997, and the results of its operations, the changes in its retained earnings (deficit), and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with the Financial Accounting Standards, as established by the Financial Supervisory Commission of the Republic of Korea.

     The Financial Accounting Standards in the Republic of Korea, as established by the Financial Supervisory Commission of the Republic of Korea, vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected results of operations for each of the years in the three-year period ended December 31, 1998 and stockholders' equity as of December 31, 1998 and 1997, to the extent summarized in note 18 to the financial statements.

                                          /s/ KPMG San Tong Corp.

Seoul, Korea
January 11, 1999

                              POSCO HULS CO., LTD.

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                 1998               1997
                                                              -----------        -----------
                                                              (IN THOUSANDS OF U.S. DOLLARS,
                                                                    EXCEPT SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents (note 2)........................   $ 60,048           $ 20,217
  Marketable securities.....................................      1,235                295
  Notes and account receivable, less allowance for doubtful
     accounts of $81 in 1998 and $147 in 1997 (note 10).....      8,003             14,561
  Inventories (note 3)......................................     29,178             29,892
  Prepaid expenses and other current assets (notes 4 and
     10)....................................................      4,249              3,713
                                                               --------           --------
          Total current assets..............................    102,713             68,678
Investments and other assets (note 6).......................     13,051              7,795
Fixed assets, less accumulated depreciation (notes 5, 7 and
  8)........................................................    134,377            113,437
Debt issuance costs.........................................        135                 --
Deferred foreign currency translation loss..................     23,676             44,046
                                                               --------           --------
                                                               $273,952            233,956
                                                               ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes and accounts payable (note 10)......................   $  6,932           $  3,141
  Short-term borrowings (note 5)............................      3,850              8,834
  Accounts payable -- other (note 10).......................      4,640              7,083
  Current portion of long -- term liabilities (notes 5, 8,
     12 and 13).............................................     44,256             39,745
  Accrued expenses and other current liabilities............      3,379              2,462
                                                               --------           --------
          Total current liabilities.........................     63,057             61,265
Retirement and severance benefits (note 11).................      7,071              3,873
Bonds issued (note 12)......................................     48,175                 --
Long-term debt, less current portion (notes 5 and 13).......     65,438             77,981
Long-term obligations under financing leases (note 8).......     28,946             39,180
                                                               --------           --------
          Total liabilities.................................    212,687            182,299
                                                               --------           --------
Stockholders' equity (notes 10 and 14):
  Common stock of $2.95 par value
     Authorized -- 20,000,000 shares
     Issued and outstanding -- 17,200,000 shares............    112,175            112,175
  Appropriated retained earnings (note 14)..................     16,931             18,403
  Unappropriated retained earnings (deficit)................    (18,619)            11,898
  Cumulative translation adjustment.........................    (49,222)           (90,819)
                                                               --------           --------
          Total stockholders' equity........................     61,265             51,657
Commitments and contingencies (note 16)
                                                               --------           --------
                                                               $273,952           $233,956
                                                               ========           ========

                See accompanying notes to financial statements.

                              POSCO HULS CO., LTD.

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               1998        1997        1996
                                                             --------    --------    --------
                                                              (IN THOUSANDS OF U.S. DOLLARS,
                                                                  EXCEPT PER SHARE DATA)
Sales (note 10)............................................  $120,980    $215,938    $275,096
Cost of goods sold (note 10)...............................   122,267     169,388     176,833
                                                             --------    --------    --------
Gross profit (loss)........................................    (1,287)     46,550      98,263
Selling, general and administrative expenses...............     8,713      10,143      10,719
                                                             --------    --------    --------
Operating income (loss)....................................   (10,000)     36,407      87,544
                                                             --------    --------    --------
Other income (deductions):
  Interest income..........................................     5,687       5,634       4,910
  Interest expense.........................................   (17,362)    (16,894)    (18,213)
  Foreign currency translation and exchange gain (loss),
     net...................................................     2,845       5,887      (9,230)
  Amortization of deferred foreign currency translation
     loss..................................................    (6,247)    (15,139)         --
  Loss of inventory valuation..............................    (7,299)     (3,953)         --
  Other, net...............................................       387      (4,640)     (2,215)
                                                             --------    --------    --------
                                                              (21,989)    (29,105)    (24,748)
                                                             --------    --------    --------
Earnings (loss) before income taxes........................   (31,989)      7,302      62,796
Income taxes (note 15).....................................        --       1,332       5,771
                                                             --------    --------    --------
Net earnings (loss)........................................  $(31,989)   $  5,970    $ 57,025
                                                             ========    ========    ========
Earnings (loss) per share of common stock in U.S. dollars
  (note 17)................................................  $  (1.86)   $   0.35    $   3.32
                                                             ========    ========    ========

                See accompanying notes to financial statements.

                              POSCO HULS CO., LTD.

    STATEMENTS OF APPROPRIATION (DISPOSITION) OF RETAINED EARNINGS (DEFICIT)
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                 DATE OF APPROPRIATION FOR 1998: MARCH 19, 1999
                 DATE OF APPROPRIATION FOR 1997: MARCH 24, 1998
                DATE OF APPROPRIATION FOR 1996: FEBRUARY 8, 1997

                                                                1998       1997       1996
                                                              --------    -------    -------
                                                              (IN THOUSANDS OF U.S. DOLLARS)
Unappropriated (undisposed) retained earnings (deficit):
  Balance at beginning of year..............................  $ 11,898    $ 6,749    $(1,288)
  Net earnings (loss) for the year..........................   (31,989)     5,970     57,025
                                                              --------    -------    -------
                                                               (20,091)    12,719     55,737
                                                              --------    -------    -------
Transfers from voluntary reserves:
  Reserve for export loss (note 14).........................     1,472         --         --
                                                              --------    -------    -------
                                                                 1,472         --         --
                                                              --------    -------    -------
Appropriation (disposition) of unappropriated retained
  earnings (deficit):
  Legal reserve (note 14)...................................        --         --      3,141
  Reserve for business rationalization (note 14)............        --        821      5,523
  Cash dividends............................................        --         --     31,406
  Reserve for technology development (note 14)..............        --         --      2,010
  Reserve for export loss (note 14).........................        --         --      5,150
  Reserve for overseas market development (note 14).........        --         --      1,758
                                                              --------    -------    -------
                                                                    --        821     48,988
                                                              --------    -------    -------
Balance of unappropriated (undisposed) retained earnings
  (deficit) after (proposed) appropriation (disposition)....  $(18,619)   $11,898    $ 6,749
                                                              ========    =======    =======

                See accompanying notes to financial statements.

                              POSCO HULS CO., LTD.

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                               1998        1997        1996
                                                             --------    --------    --------
                                                              (IN THOUSANDS OF U.S. DOLLARS)
Cash flows from operating activities:
  Net earnings (loss)......................................  $(31,989)   $  5,970    $ 57,025
  Adjustments to reconcile net earnings (loss) to cash
     provided by operating activities:
     Foreign translation loss (gain), net..................        45         658      11,631
     Loss on disposition of fixed assets, net..............        45         486       2,392
     Depreciation and amortization.........................    39,942      69,574      59,723
     Provision for retirement and severance benefits.......     1,930       3,039       3,103
     Contribution to National Pension Fund.................      (423)       (287)       (223)
     Payment for retirement and severance benefits.........      (197)       (352)       (304)
     Decrease (increase) in notes and accounts
       receivable..........................................     8,302      (8,164)     (7,927)
     Decrease (increase) in prepaid expenses and other
       current assets......................................       614      (1,232)      1,202
     Decrease (increase) in inventories....................    10,913      (9,965)    (27,646)
     Increase (decrease) in trade notes and accounts
       payable.............................................     2,618       3,273        (639)
     Increase (decrease) in accrued expenses and other
       current liabilities.................................       (66)       (685)      1,914
     Other, net............................................       482         118         579
                                                             --------    --------    --------
Net cash provided by operating activities..................    32,216      62,433     100,830
                                                             --------    --------    --------
Cash flows from investing activities:
  Additions to fixed assets................................   (12,720)    (39,020)    (65,032)
  Purchase of marketable securities........................    (5,494)         --      (3,714)
  Proceeds from sale of fixed assets.......................       432         380          30
  Proceeds from disposition of marketable securities.......     4,731       2,518         232
  Increase in investments, other assets and deferred
     charges...............................................    (1,744)     (2,159)     (7,499)
                                                             --------    --------    --------
Net cash used in investing activities......................   (14,795)    (38,281)    (75,983)
                                                             --------    --------    --------
Cash flows from financing activities:
  Proceeds from bank overdraft and short-term borrowings...    13,815      14,427      20,031
  Repayments of bank overdraft and short-term borrowings...   (20,863)     (2,245)    (18,004)
  Proceeds from issuance of bonds, net of discounts........    56,818          --          --
  Proceeds from long-term debt.............................     2,300      26,356      36,922
  Repayment of long-term debt..............................   (43,623)    (41,138)    (48,873)
  Payment of dividends.....................................        --     (28,156)         --
  Increase (decrease) in accounts payable -- other.........    (4,512)      3,123      (6,679)
                                                             --------    --------    --------
Net cash provided by (used in) financing activities........     3,935     (27,633)    (16,603)
                                                             --------    --------    --------
Net increase (decrease) in cash and cash equivalents.......    21,356      (3,481)      8,244
Effect of changes in exchange rates........................    18,475     (17,647)     (3,357)
Cash and cash equivalents at beginning of year.............    20,217      41,345      36,458
                                                             --------    --------    --------
Cash and cash equivalents at end of year...................  $ 60,048    $ 20,217    $ 41,345
                                                             ========    ========    ========
Supplemental disclosure of cash flow information: Cash paid
  during the year for:
  Income taxes.............................................  $    795    $  1,772    $  3,233
  Interest.................................................    16,979       2,059      18,487
                                                             ========    ========    ========
Supplemental schedule of non-cash investing and financing
  activities:
  Capital lease obligations incurred and additions to
     leased equipment......................................  $     --    $     --    $ 15,712
                                                             ========    ========    ========

                See accompanying notes to financial statements.

                              POSCO HULS CO., LTD.

                         NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996
                         (IN THOUSANDS OF U.S. DOLLARS)

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Basis of Presenting Financial Statements

     The accounting records of Posco HULS Co., Ltd. (the "Company") are expressed in Korean Won and maintained in accordance with the Financial Accounting Standards of the Republic of Korea, which may differ in some material respects from International Accounting Standards or the accounting principles and standards of the country of the reader. The accompanying financial statements have been extracted from the Company's Korean language financial statements that were prepared using accounting principles and reporting practices generally accepted in the Republic of Korea. The financial statements and the auditors' report have been translated from those issued in Korea, from the Korean language into the English language, and have been modified to allow for formatting of the financial statements in a manner different from the presentation under Korean financial statements practices. Certain modifications have been made in the accompanying financial statements to bring the formal presentation into conformity with practices outside of Korea, and certain information included in the Korean language statutory financial statements, which management believes is not required for a fair presentation of the Company's financial position or results of operations, is not presented in the accompanying financial statements. The accompanying financial statements are not intended to present the financial position and results of operations and cash flows in accordance with accounting principles and practices generally accepted in countries and jurisdictions other than Korea.

     The Company's financial position and results of operations are presented utilizing a reporting currency of U.S. dollars. The U.S. dollar amounts are determined by translating the Korean Won amount of assets and liabilities into U.S. dollars at the basic exchange rate as of the balance sheet date (-1,207.80 to US$1 and -1,695.80 to US$1 (except for amounts denominated in foreign currencies at December 31, 1997, which are translated at -1,415.20 to US$1 (see note 1(k))) as of December 31, 1998 and 1997, respectively), the amount of common stock at the basic exchange rate on the date of issuance, and income and expense items at the average basic exchange rate for the year (-1,415.62 to US$1,-952.84 to US$1 and -807 to US$1 for the years ended December 31, 1998, 1997 and 1996, respectively). The effect of changes in exchange rates are reflected as "cumulative translation adjustment" within stockholders' equity.

  (b) Economic Environment

     In 1998, the continued adverse economic conditions in the Republic of Korea and other countries in the Asia Pacific region, which began in 1997, continued to result in, among others, a national liquidity crisis, higher domestic interest rates, reduced opportunities for refinancing or refunding of maturing debts, and a general reduction in spending throughout the region. In order to partially address this situation, the Government of the Republic of Korea received assistance from the International Monetary Fund and announced a comprehensive policy package intended to address the structural weaknesses in the Korean economy and financial sector. While the reform policies are intended to alleviate the economic crisis in Korea and improve the economy over time, the immediate effects have included and could continue to include, among others, slower or negative economic growth, a reduction in the availability of credit, an increase in interest rates, an increase in taxes, an increased rate of inflation, devaluation of the Korean Won, an increase in the number of bankruptcies of Korean companies, and labor unrest resulting from the increase in unemployment. The impact of these and other factors have had and could continue to have a material adverse effect on the financial position and results of operations of the Company. The accompanying financial statements reflect management's current assessment of the possible impact of this economic situation on the financial position of the Company.

     The effect on the Company's financial position of future developments and access to further financial information concerning the Company's customers, suppliers, financiers and others and their ability to continue

                              POSCO HULS CO., LTD.

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

     Depreciation is computed by the straight-line method at rates based on the following estimated useful lives:

                                                               USEFUL LIVES
                                                              ---------------
Buildings...................................................  30 - 60   years
Buildings -- auxiliary facilities...........................  15 - 18
Structures..................................................  15 - 40
Machinery and equipment.....................................   4 - 10
Vehicles....................................................        5
Tools and equipment.........................................        5
Furniture and fixtures......................................        5
Industrial water usage rights...............................       15

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

  (g) Deferred Charges

     Deferred charges are stated at cost less accumulated amortization. Bond issue costs are amortized over the repayment period of the related bonds. Deferred foreign currency translation loss is amortized over the remaining repayment period of the respective assets and liabilities.

                              POSCO HULS CO., LTD.

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

     Under the National Pension Scheme of Korea, the Company is required to transfer a certain portion of retirement allowances of employees to the National Pension Fund. The amount transferred will reduce the retirement and severance benefit amount payable to the employees when they leave the Company and is reflected as a reduction of the retirement and severance benefits liability in the accompanying financial statements.

     The Company has covered 37% and 41% of the retirement and severance benefits liability as of December 31, 1998 and 1997, respectively by insurance policies, which is included in the investments and other assets account as deposits for retirement and severance benefits.

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

     As of December 31, 1998 and 1997, monetary assets and liabilities denominated in a foreign currency are translated into Korean Won at -1,207.80 to US$1 and -1,415.20 to US$1, respectively, the rates of exchange permitted under the financial accounting standards in the Republic of Korea. On December 31, 1997, the basic rate of exchange was -1,695.80 to US$1. Had the basic rate of exchange been used to translate foreign currency assets and liabilities as of December 31, 1997, the net earnings reported by the Company would be reduced by $5,606 for the year ended December 31, 1997. The difference in these exchange rates has no impact on the US GAAP reconciliation as presented in Note 18.

  (l) Income Taxes

     Provision is not made in the accounts to reflect the future tax benefit (expense) on the interperiod allocation of income taxes resulting from certain income and expense items being treated differently for financial reporting purposes than tax computation purposes.

                              POSCO HULS CO., LTD.

  (m) Earnings (Loss) Per Share

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

  (p) Significant Changes in Financial Accounting Standards in Korea

     On December 11, 1998, the Financial Supervisory Commission announced certain changes in the Financial Accounting Standards in the Republic of Korea ("Korean GAAP"). The revised accounting standards are applicable for fiscal years starting on or after January 1, 1999. The more significant changes affecting the Company are as follows:

          (i) Deferred Income Tax Currently under Korean GAAP, no provision is made to reflect the interperiod allocation of income and expense items being treated differently for financial reporting purpose than income tax purposes. Under revised Korean GAAP, income tax expense shall be computed by applying the statutory rate to income (loss) before income tax expense. Accordingly, differences in the manner in which certain income and expense items are treated for financial reporting and income tax purposes will require the recognition of deferred income tax debits and credits.

          (ii) Foreign Currency Translation Currently under Korean GAAP, certain unrealized foreign currency translation gains and losses on non-current monetary assets and liabilities are permitted to be excluded from results of operations and recognized as a deferred credit and a deferred asset, respectively. Under revised Korean GAAP, all unrealized foreign currency translation gains and losses on monetary assets and liabilities are to be included in results of operations. Amounts deferred as of December 31, 1998 will be charged or credited to retained earnings as of January 1, 1999.

          (iii) Impairment of Long-lived Assets Currently under Korean GAAP, there is no accounting standard regarding the impairment of long-lived assets. Under revised Korean GAAP, a valuation allowance will be required where there has been a material decline in the value of long-lived assets.

          (iv) Investments Currently under Korean GAAP, investments in debt securities are carried at amortized cost. Under revised Korean GAAP, investments in debt securities are to be carried at market value, unless they are intended to be held to maturity in which case they may continue to be carried at amortized cost.

          (v) Deferred and Intangible Assets Currently under Korean GAAP, pre-operating costs, stock issuance cost, debt issuance costs, and research and development costs may be deferred and amortized over future periods. Under revised Korean GAAP, pre-operating costs (other than corporate organization costs) must be expensed as incurred, stock issuance costs must be recognized as a reduction of stockholders' equity, debt issuance costs must be reflected as a discount in the related debt, and research costs must be expensed as incurred (development costs may be deferred and amortized over 5 years provided such costs are recoverable from future earnings).

                              POSCO HULS CO., LTD.

          Currently under Korean GAAP, goodwill is amortized over 5 years. Under revised Korean GAAP, goodwill may be amortized over periods up to 20 years.

          (vi) Prior Period Error Corrections Currently under Korean GAAP, prior period error corrections are included in results of operations. Under revised Korean GAAP, prior period financial statements shall be restated to reflect such corrections, if material.

          (vii) Transfers of Receivables with Resources Currently under Korean GAAP, transfers of receivables on which the Company is continently liable are recognized as sales of receivables. Under revised Korean GAAP, such transactions must be treated as borrowings; only transfers of receivables without recourse may be treated as sales.

          (viii) Accounting Changes Currently under Korean GAAP, accounting changes are applied on a prospective basis.

          Under revised Korean GAAP, the cumulative effect of changes in accounting principles will be charged to retained earnings at the beginning of the year.

          (ix) Other Under revised Korean GAAP, certain disclosures will be required for segments, discontinued operations, and material breaches in debt agreements. Currently under Korean GAAP, no such disclosures are required.

     The Company plans to adopt the changes on a prospective basis from January 1, 1999. The Company has not yet determined the impact that adoption of the revised accounting standards will have on its financial statements.

(2) CASH AND CASH EQUIVALENTS

     Cash and cash equivalents at December 31, 1998 and 1997 consist of the following:

                                                               1998       1997
                                                              -------    -------
Cash on hand................................................  $     2    $     1
Checking accounts...........................................        4          3
Corporate savings deposits..................................       --          1
Foreign currency deposits...................................       48        577
Time deposits...............................................   17,315     13,858
Installment time deposits...................................    1,152        620
Cash management account.....................................   41,527      5,157
                                                              -------    -------
                                                              $60,048    $20,217
                                                              =======    =======

                              POSCO HULS CO., LTD.

(3) INVENTORIES

     Inventories at December 31, 1998 and 1997 consist of the following:

                                                               1998       1997
                                                              -------    -------
Finished goods..............................................  $ 8,894    $13,394
Goods-in-progress...........................................    6,820      4,753
Raw materials...............................................      415      1,410
Sub materials...............................................    4,308      3,412
Supplies....................................................    5,043      4,351
Materials-in-transit........................................    3,698      2,572
                                                              -------    -------
                                                              $29,178    $29,892
                                                              =======    =======

(4) PREPAID EXPENSES AND OTHER CURRENT ASSETS

     Prepaid expenses and other current assets at December 31, 1998 and 1997 consist of the following:

                                                               1998      1997
                                                              ------    ------
Other receivables...........................................  $  122    $  260
Accrued income..............................................   1,677     1,542
Prepayments.................................................      19        57
Income taxes refundable.....................................   1,291       363
Value added tax refundable..................................     362       813
Prepaid expenses............................................     769       635
Import guarantee deposit....................................       9        43
                                                              ------    ------
                                                              $4,249    $3,713
                                                              ======    ======

(5) PLEDGED ASSETS AND GUARANTEES PROVIDED BY OTHERS

     (a) The following assets are pledged as collateral for short-term borrowings and long-term debt at December 31, 1998 and 1997.

                           ASSETS                               1998       1997
                           ------                             --------    -------
Land........................................................  $ 14,394    $ 5,046
Buildings...................................................    32,557     23,524
Machinery and equipment.....................................    66,436     59,423
                                                              --------    -------
                                                               113,387     87,993
                                                              --------    -------
Obligations the collateral is pledged to secure:
  Short-term borrowings.....................................     3,850      8,641
  Long-term debt, including current portion.................    80,534     76,192
                                                              --------    -------
                                                              $ 84,384    $84,833
                                                              ========    =======

     (b) In addition, to secure borrowings of the Company, its shareholders have provided guarantees as follows:

GUARANTORS                                                           1998        1997
----------                                                           ----       ------
MEMC Electronic Materials, Inc. (MEMC)......................         $581       $3,743
                                                                     ====       ======

                              POSCO HULS CO., LTD.

(6) INVESTMENTS AND OTHER ASSETS

     Investments and other assets at December 31, 1998 and 1997 consist of the following:

                                                             1998       1997
                                                            -------    ------
Long-term deposits........................................  $ 1,486    $  951
Leasehold deposits........................................      446       262
Rental deposit............................................      105        96
Deposits for retirement and severance benefits............    3,004     1,742
Loans to employees........................................    6,983     4,096
Restricted cash and deposits..............................       11         9
Telephone rights..........................................       43        37
Membership rights.........................................      667       475
Long-term prepaid expenses................................      306       127
                                                            -------    ------
                                                            $13,051    $7,795
                                                            =======    ======

(7) FIXED ASSETS

     Fixed assets at December 31, 1998 and 1997 consist of the following:

                                                                    1998
                                                    ------------------------------------
                                                                ACCUMULATED
                                                      COST      DEPRECIATION      NET
                                                    --------    ------------    --------
Land..............................................  $ 14,394      $     --      $ 14,394
Buildings.........................................    35,811         3,254        32,557
Building -- auxiliary facilities..................     6,181         1,716         4,465
Structures........................................     6,278         1,226         5,052
Machinery and equipment...........................   209,809       143,373        66,436
Vehicles..........................................       575           378           197
Tools and equipment...............................     1,871         1,464           407
Furniture and fixtures............................    10,234         7,102         3,132
Machinery-in-transit..............................     2,362            --         2,362
Construction-in-progress..........................     4,886            --         4,886
Industrial water usage rights.....................       489            --           489
                                                    --------      --------      --------
                                                    $292,890      $158,513      $134,377
                                                    ========      ========      ========

                              POSCO HULS CO., LTD.

                                                                    1997
                                                    ------------------------------------
                                                                ACCUMULATED
                                                      COST      DEPRECIATION      NET
                                                    --------    ------------    --------
Land..............................................  $  5,046      $    --       $  5,046
Buildings.........................................    25,269        1,745         23,524
Building -- auxiliary facilities..................     4,402          994          3,408
Structures........................................     4,409          681          3,728
Machinery and equipment...........................   138,998       79,575         59,423
Vehicles..........................................       385          207            178
Tools and equipment...............................     1,564        1,022            542
Furniture and fixtures............................     6,864        3,589          3,275
Machinery-in-transit..............................     4,555           --          4,555
Construction-in-progress..........................     9,361           --          9,361
Industrial water usage rights.....................       397           --            397
                                                    --------      -------       --------
                                                    $201,250      $87,813       $113,437
                                                    ========      =======       ========

     Property, plant and equipment, and inventories were insured against fire and other damage up to an amount of $526,044 and $315,734 at December 31, 1998 and 1997, respectively.

(8) FINANCING LEASES

     The Company has leased silicon wafer manufacturing and other facilities from Hanmi Leasing Co., Ltd. and Korea Development Leasing Co., Ltd. under financing lease contracts. The following is a schedule of minimum future payments on financing leases as of December 31, 1998:

1999.......................................................  $12,849
2000.......................................................   12,849
2001.......................................................    9,281
2002.......................................................    6,234
2003 and after.............................................    4,231
                                                             -------
                                                              45,444
Less portion representing interest.........................    6,265
Less current portion.......................................   10,233
                                                             -------
Long-term obligations under financing leases...............  $28,946
                                                             =======

     The following is a summary of the acquisition cost of leased assets and accumulated depreciation thereon at December 31, 1998 and 1997 which are included in machinery and equipment:

DESCRIPTION                                                 1998       1997
-----------                                                -------    -------
Leased assets at cost (including other incidental
  cost)..................................................  $41,485    $28,782
Accumulated depreciation.................................   33,857     18,038
                                                           -------    -------
                                                           $ 7,628    $10,744
                                                           =======    =======

(9) OPERATING LEASES

     The Company leases certain equipment and machinery from Korea Industrial Leasing Co., Ltd. and accounts for each of the leases as an operating lease. The operating leases expired in 1998.

                              POSCO HULS CO., LTD.

     Operating lease expenses of $90, $459 and $1,433 charged to operations in the years ended December 31, 1998, 1997 and 1996, respectively.

(10) STOCKHOLDERS AND RELATED PARTY TRANSACTIONS

     The Company was established under the Foreign Capital Inducement Law in December, 1991 as a joint venture company to manufacture and sell silicon wafers and related products. Dividends are paid to shareholders in Korean Won. The stockholders of the Company and their ownership percentages at December 31, 1998 are as follows:

STOCKHOLDERS                                                NUMBER OF SHARES    OWNERSHIP PERCENTAGE
------------                                                ----------------    --------------------
Pohang Iron and Steel Co., Ltd. (POSCO)...................      6,880,000                40%
MEMC Electronic Materials, Inc. (MEMC)....................      6,880,000                40%
Samsung Electronics Co., Ltd. (SEC).......................      3,440,000                20%
                                                               ----------               ---
                                                               17,200,000               100%
                                                               ==========               ===

     The following are major balances and transactions with stockholders at and for the years ended December 31, 1998, 1997 and 1996:

                                                       1998        1997        1996
                                                      -------    --------    --------
MEMC:
  Notes and accounts receivable.....................  $ 1,215    $  3,257    $  1,757
  Prepaid expenses and other current assets.........       47         217          93
  Notes and accounts payable........................       46          49         324
  Accounts payable -- other.........................      695       1,141       2,495
  Sales.............................................   21,558      30,168      88,765
  Purchases.........................................    3,353       6,914      48,770
  Licensing and royalty payments....................    3,186       6,329       6,392
SEC:
  Notes and accounts receivable.....................    5,199       2,843       5,688
  Sales.............................................   78,746     135,298     142,348

(11) RETIREMENT AND SEVERANCE BENEFITS

     Changes in retirement and severance benefits for the years ended December 31, 1998, 1997 and 1996 are summarized as follows:

                                                           1998      1997       1996
                                                          ------    -------    ------
Beginning balance.......................................  $4,271    $ 5,433    $3,033
Provision for the year..................................   2,014      3,039     3,103
Payments................................................    (197)      (352)     (304)
Effect of changes in exchange rates.....................   2,039     (3,849)     (399)
                                                          ------    -------    ------
Ending balance..........................................   8,127      4,271     5,433
Contribution to National Pension Fund...................   1,056        398       465
                                                          ------    -------    ------
                                                          $7,071    $ 3,873    $4,968
                                                          ======    =======    ======

                              POSCO HULS CO., LTD.

(12) BONDS ISSUED

     Bonds issued at December 31, 1998 and 1997 are summarized as follows:

                                     INTEREST
SERIES                   MATURITY    PER ANNUM     1998       1997          GUARANTOR
------                   --------    ---------    -------    -------    ------------------
#6                         1998        13.0%      $    --    $ 5,897    Samsung Securities
#7                         1998        13.0%           --      5,897    LG Securities
#9                         1998        13.0%           --      7,666    Unsecured (*)
#10                        1999        17.0%       10,763         --    Boram bank
#11                        1999        16.0%        8,280         --    Koram bank
#12                        2000        13.3%       16,559         --    Unsecured
#13                        2001        10.0%       24,838         --    Unsecured
#14                        2001         8.0%        8,280         --    Unsecured
                                                  -------    -------
                                                   68,720     19,460
Less current portion..........................     18,927     19,427
Less unamortized discount.....................      1,618         33
                                                  -------    -------
                                                  $48,175    $    --
                                                  =======    =======

---------------
(*) Private acceptance by Korea Long-term Credit Bank.

                              POSCO HULS CO., LTD.

(13) LONG-TERM DEBT

     Long-term debt at December 31, 1998 and 1997 is summarized as follows:

                                             INTEREST
                                            PER ANNUM      FINAL MATURITY     1998       1997
                                           ------------    --------------    -------    -------
Korean Won loans:
                                           Floating
  General facility loan..................  rate                 2005         $ 1,449    $    --
  Information Communication Supporting
     Fund................................  6.5%                 1999             191        317
                                                                             -------    -------
                                                                               1,640        317
                                                                             -------    -------
Foreign currency loans:
                                           Floating
  Facility loan..........................  rate                 2005           1,186         --
  Facility loan..........................  3LIBOR*+1.2%         1998              --      2,000
  Facility loan..........................  6LIBOR*+0.7%         2003           8,591     10,500
  Facility loan..........................  6LIBOR*+1.0%         2003           3,562      3,562
  Facility loan..........................  3LIBOR*+2%           1999             328        984
  Facility loan..........................  3LIBOR*+1.5%         1999             253        759
  Facility loan..........................  6LIBOR*+0.6%         1998              --      4,734
  Facility loan..........................  6LIBOR*+1.3%         2003           5,355      6,694
  Facility loan..........................  6LIBOR*+0.6%         2003          25,480     27,307
  Facility loan..........................  6LIBOR*+1.2%         2003           2,012      2,459
  Operating loan.........................  6LIBOR*+1.6%         2003           1,727      1,900
  Operating loan.........................  6LIBOR*+0.7%         2000          12,700     12,700
  Operating loan.........................  6LIBOR*+0.8%         2001           9,700      9,700
  Operating loan.........................  6LIBOR*+0.7%         1999           3,040      3,040
  Operating loan.........................  6LIBOR*+0.8%         2001           4,960      4,960
                                                                             -------    -------
                                                                              78,894     91,299
                                                                             -------    -------
Total long-term debt.....................................................     80,534     91,616
Less current portion.....................................................     15,096     13,635
                                                                             -------    -------
                                                                             $65,438    $77,981
                                                                             =======    =======

---------------
* 3LIBOR = 3 month London inter-bank offered rate

* 6LIBOR = 6 month London inter-bank offered rate

     The following is a schedule of payments of long-term debt as of December 31, 1998:

1999.......................................................  $15,096
2000.......................................................   24,378
2001.......................................................   26,469
2002.......................................................   11,169
2003 and after.............................................    3,422
                                                             -------
                                                             $80,534
                                                             =======

                              POSCO HULS CO., LTD.

(14) APPROPRIATED RETAINED EARNINGS

     Appropriated retained earnings as of December 31, 1998 and 1997 are summarized as follows:

                                                            1998       1997
                                                           -------    -------
Legal reserve............................................  $ 3,141    $ 3,141
Reserve for business rationalization.....................    6,344      6,344
Reserve for technology development.......................    2,010      2,010
Reserve for export loss..................................    3,678      5,150
Reserve for overseas market development..................    1,758      1,758
                                                           -------    -------
                                                           $16,931    $18,403
                                                           =======    =======

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

(15) INCOME TAXES

     The Company is subject to a number of taxes based upon taxable earnings which result in the following normal tax rates:

                                                                     RATES
                                                              --------------------
TAXABLE EARNINGS                                              1998    1997    1996
----------------                                              ----    ----    ----
Up to W100,000 thousand.....................................  17.6%   17.6%   17.6%
Over W100,000 thousand......................................  30.8%   30.8%   30.8%
                                                              ====    ====    ====

     Under the Foreign Capital Inducement Law (FCIL), the Company is entitled to the exemption from corporation taxes to the extent of its foreign equity portion for the periods stipulated in the Law.

     A reconciliation between net earnings (loss) before income taxes and taxable income (tax loss carryforward) for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                         1998       1997       1996
                                                       --------    -------    -------
Net earnings (loss) before income taxes..............  $(31,989)   $ 7,302    $62,796
Unrealized exchange loss, net........................      (108)      (585)       (50)
Accrued interest income, net.........................       409     (1,534)      (483)
Loss on inventory valuation..........................     4,507      3,312         --
Entertainment expense over tax limit.................        98        205        106
Reserve for tax purpose..............................       827         --     (8,790)

                              POSCO HULS CO., LTD.

                                                         1998       1997       1996
                                                       --------    -------    -------
Income deduction for foreign capital increase........  $     --    $   (67)   $(1,078)
Others, net..........................................     5,564        163        215
                                                       --------    -------    -------
                                                        (20,692)     8,796     52,716
Utilization of tax loss carryforward.................        --         --     (2,444)
                                                       --------    -------    -------
Taxable income (tax loss carryforward)...............   (20,692)     8,796     50,272
                                                       --------    -------    -------
Income taxes payable on taxable income...............        --      2,962     15,291
Tax exemption tax under FCIL.........................        --       (804)    (3,135)
Investment tax credit................................        --       (826)    (6,385)
                                                       --------    -------    -------
Income taxes payable.................................  $     --    $ 1,332    $ 5,771
                                                       ========    =======    =======

     The tax loss carryforward will expire, if not utilized to offset future taxable income, in 2003.

(16) COMMITMENTS AND CONTINGENCIES

     (a) As of December 31, 1998, the Company has provided 4 blank checks and 10 blank notes to financial institutions in connection with various contracts to guarantee repayment in case the Company is in default for the repayment of its borrowings or in breach of certain borrowing covenants. The Company is not currently in default of its borrowings or lease contracts.

     (b) As of December 31, 1998, the Company has entered into bank overdraft agreements for borrowing up to $9,935 with five banks and has also entered into borrowing arrangements with three short-term financing companies.

     (c) Under a technical license agreement with MEMC, the Company paid a lump-sum royalty during 1995 and 1996 for the transfer of a technical license to manufacture silicon wafers. The Company is also required to pay MEMC a royalty at a specified percentage of net sales for 5 years from the commencement of commercial production, which took place in 1995.

(17) EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share for the years ended December 31, 1998, 1997 and 1996 are calculated as follows:

                                                    1998          1997          1996
                                                 ----------    ----------    ----------
Net earnings (loss)............................  $  (31,989)   $    5,970    $   57,025
Weighted average number of shares of common
  stock........................................  17,200,000    17,200,000    17,200,000
                                                 ----------    ----------    ----------
Earnings (loss) per share in U.S. dollars......  $    (1.86)   $     0.35    $     3.32
                                                 ==========    ==========    ==========

(18) RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The accompanying financial statements are prepared in accordance with Korean GAAP, which differ in certain significant respects from generally accepted accounting principles in the United States (U.S. GAAP). The significant differences are described below. Other differences do not have a significant effect on either consolidated net earnings (loss) or stockholders' equity. The estimated effects of the significant adjustments to

                              POSCO HULS CO., LTD.

net earnings (loss) and stockholders' equity which would be required if U.S. GAAP were applied instead of Korean GAAP are summarized as follows:

                                                        1998        1997       1996
                                                      --------    --------    -------
Net earnings (loss) -- Korean GAAP..................  $(31,989)   $  5,970    $57,025
                                                      --------    --------    -------
Adjustments:
  Start-up costs....................................       406       2,383      3,184
  Inventories.......................................     1,845       1,044     (2,443)
  Depreciation in relation to useful life and
     functional currency differences................   (13,108)     11,294     19,837
  Capitalized interest..............................        97       1,273      2,684
  Amortization of deferred foreign currency
     translation loss...............................     6,247      15,139         --
  Foreign currency translation gain (loss), net.....    (5,493)    (20,305)    10,733
  Deferred income taxes.............................    (2,435)     10,915     (6,080)
  Others............................................       (12)        140        374
                                                      --------    --------    -------
Total adjustments...................................   (12,453)     21,883     28,289
                                                      --------    --------    -------
Net earnings (loss) -- U.S. GAAP....................  $(44,442)   $ 27,853    $85,314
                                                      ========    ========    =======
Basic earnings (loss) per share -- U.S. GAAP........  $  (2.46)   $   1.62    $  4.96
                                                      ========    ========    =======

     For Korean GAAP presentation, the Company records gains and losses through its statement of operations for changes in currency rates effecting monetary assets and liabilities denominated in dollars. For US GAAP purposes, the US dollar is the functional currency. Thus, for US GAAP purposes, currency gains and losses result from changes in currency exchange rates related to monetary assets and liabilities denominated in Korean won. The differences between the currency gains and losses calculated under the two different sets of assumptions appear as adjustments in reconciling Korean GAAP net earnings (loss) to net earnings (loss) under US GAAP.

                                                                1998        1997
                                                              --------    --------
Stockholders' equity -- Korean GAAP.........................  $ 61,265    $ 51,657
Adjustments:
  Start-up costs............................................    (1,059)     (1,465)
  Inventories...............................................      (623)     (2,468)
  Fixed assets:
     Depreciation in relation to useful life and functional
       currency differences.................................    30,462      43,570
     Capitalized interest and related depreciation..........     2,793       2,696
  Functional currency impact, principally on fixed assets
     and inventories........................................    80,397     141,556
  Deferred foreign currency translation loss................   (23,676)    (44,046)
  Deferred income taxes.....................................     2,389       4,824
  Others....................................................        --          66
                                                              --------    --------
     Total adjustments......................................    90,683     144,733
                                                              --------    --------
Stockholders' equity -- U.S. GAAP...........................  $151,948    $196,390
                                                              ========    ========

     For US GAAP purposes fixed assets are depreciated over longer lives than for Korean GAAP purposes. Additionally, fixed assets are presented in the Korean GAAP financial statements using a translation rate in effect at the balance sheet date. For US GAAP purposes, the US dollar is the functional currency.

                              POSCO HULS CO., LTD.

Accordingly, fixed assets are translated at rates in effect at the acquisition date of the various assets. As a result, in reconciling from Korean GAAP to US GAAP stockholders' equity, positive adjustments result both from the longer life used for US GAAP as well as translating the gross asset basis, and accompanying accumulated depreciation, at rates different than for Korean GAAP.

     The condensed balance sheets of the Company as of December 31, 1998 and 1997 under U.S. GAAP are summarized as follows:

                                                                1998        1997
                                                              --------    --------
Current assets:
  Inventories...............................................  $ 29,655    $ 37,518
  Other current assets......................................    74,916      39,134
                                                              --------    --------
     Total current assets...................................   104,571      76,652
Fixed assets................................................   419,964     421,551
  Less accumulated depreciation.............................   173,990     132,051
                                                              --------    --------
                                                               245,974     289,500
Investments and other assets................................    14,090      12,612
                                                              --------    --------
                                                              $364,635    $378,764
                                                              ========    ========

Current liabilities.........................................  $ 63,057    $ 61,340
Long-term liabilities.......................................   149,630     121,034
                                                              --------    --------
     Total liabilities......................................   212,687     182,374
Stockholders' equity:
  Common stock..............................................   112,175     112,175
  Retained earnings.........................................    39,773      84,215
                                                              --------    --------
     Total stockholders' equity.............................   151,948     196,390
                                                              --------    --------
                                                              $364,635    $378,764
                                                              ========    ========

     The tax effects of temporary differences that resulted in significant portions of the deferred tax assets and liabilities at December 31, 1998 and 1997 computed under U.S. GAAP, and a description of the financial statement items that created these differences follow:

                                                                1998       1997
                                                              --------    ------
Deferred tax assets:
  Inventories...............................................  $  2,055    $  766
  Start-up costs............................................       165       139
  Capital leases............................................         1         2
  Foreign currency translation loss.........................     5,501    10,131
  Korean tax operating loss carryforwards...................     5,772        --
  Others....................................................         3        --
                                                              --------    ------
Total deferred tax assets...................................    13,497    11,038
                                                              --------    ------
Deferred tax liabilities:
  Depreciation in relation to useful life difference........    (9,050)   (4,897)
  Depreciation on capitalized interest......................      (447)     (285)

                              POSCO HULS CO., LTD.

                                                                1998       1997
                                                              --------    ------
  Reserves for tax purpose..................................    (1,167)     (850)
  Accrued income............................................      (399)     (182)
  Land......................................................       (45)       --
                                                              --------    ------
Total deferred tax liabilities..............................   (11,108)   (6,214)
                                                              --------    ------
Net deferred tax asset......................................  $  2,389    $4,824
                                                              ========    ======

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

     The tax rate used to calculate deferred tax assets and liabilities was changed from 18.5% in 1996 to 20.3% in 1997, and was further increased to 23.8% in 1998 to reflect the normal corporation tax rate and exemptions statutorily available under FCIL. The effect of this increase on the effective tax rate was to increase the net deferred tax asset, increase net earnings by $5,401 in 1997 and decrease net loss by $291 in 1998.

  (b) Pre-Operating and Start-Up Costs

     Certain pre-operating and start-up costs are deferred for Korean GAAP and amortized in equal annual amounts over 5 years from 1993. These costs would be expensed as incurred under U.S. GAAP.

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

  (d) Useful Life of Machinery and Equipment

     In 1995, the Company changed the estimated useful life of certain machinery to 4 years from 6 years. For U.S. GAAP purposes, the Company continues to depreciate the machinery and equipment over its estimated useful life of 6 years.

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There is no indication of impairment of property, plant and equipment at December 31, 1998 and 1997.

                              POSCO HULS CO., LTD.

  (e) Inventories

     For U.S. GAAP, inventories are adjusted for the effect of capitalized depreciation in beginning and ending inventory balances relating to the differences in useful lives of machinery and equipment and to depreciation on capitalized interest.

  (f) Depreciation on Capitalized Interest

     In 1994, the Company recorded a prior year adjustment under Korean GAAP for interest that should have been capitalized to construction-in-progress in 1993 and is being depreciated over the useful life of the related fixed assets. For U.S. GAAP purpose, the interest amount was charged to earnings in 1993.

  (g) Foreign Currency Translation

     In accordance with a change in Korean GAAP in 1997, net foreign exchange losses on long-term foreign currency denominated monetary assets and liabilities and the current portion of long-term debt denominated in foreign currencies are recorded as a deferred foreign currency translation loss and amortized over the remaining repayment period of the respective assets and liabilities. In 1996, such losses were expensed as incurred. However, for U.S. GAAP purposes, all such foreign currency transaction losses are expensed as incurred in all periods.

  (h) Functional Currency

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

  (i) Restatement of U.S. GAAP

     As discussed in note 18(h), the Company reports its financial position and results of operations using the U.S. dollar as the functional currency under U.S. GAAP. Originally reported net earnings and stockholders' equity under U.S. GAAP reflected the use of the U.S. dollar as the functional currency only for periods after September 30, 1997. Accordingly, net earnings and stockholders' equity under U.S. GAAP have been restated as follows:

                                                                NET       STOCKHOLDERS'
                                                              EARNINGS       EQUITY
                                                              --------    -------------
As of and for the year ended December 31, 1996:
  As previously reported....................................  $73,165
  Effect of adjustment......................................   12,149
                                                              -------
  As restated...............................................  $85,314
                                                              =======
As of and for the year ended December 31, 1997:
  As previously reported....................................  $26,915       $158,255
  Effect of adjustment......................................      938         38,135
                                                              -------       --------
  As restated...............................................  $27,853       $196,390
                                                              =======       ========

                              POSCO HULS CO., LTD.

     The effect of such restatement on basic earnings per share as adjusted in accordance with U.S. GAAP was an increase of $0.06 per share and $0.71 per share for the years ended December 31, 1997 and 1996, respectively.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
Taisil Electronic Materials Corporation:

     We have audited the accompanying balance sheets of Taisil Electronic Materials Corporation as of December 31, 1998 and 1997 and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the Republic of China, which are substantially similar to auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taisil Electronic Materials Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the Republic of China.

     The accompanying financial statements for the year ended December 31, 1996 were not audited by us and, accordingly, we express no opinion or other form of assurance on the financial statements for the year ended December 31, 1996.

     As discussed in note (2)(j) to the financial statements, as of December 31, 1997, Taisil Electronic Materials Corporation changed its method of accounting for pensions.

     Accounting principles generally accepted in the Republic of China vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected stockholders' equity as of December 31, 1998 and 1997, and the results of operations for the years then ended to the extent summarized in note 15 to the financial statements.

                                          /s/ KPMG Certified Public Accountants

Taipei, Taiwan
February 9, 1999

                    TAISIL ELECTRONIC MATERIALS CORPORATION

                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                                                 1998           1997
                                                              -----------    -----------
                                                              (EXPRESSED IN THOUSANDS OF
                                                                     US DOLLARS)
ASSETS
Current assets:
  Cash and cash equivalents (note 4)........................   $ 31,068       $ 18,755
  Short-term investments (note 5)...........................        337          2,053
  Restricted bank deposits (note 13)........................        962          3,094
  Notes and accounts receivable (note 3)....................     14,649         21,335
  Inventories, net (note 6).................................     15,869         18,121
  Prepayments and other current assets (notes 3 and 12).....      2,076          3,200
  Deferred income tax, net (note 12)........................         --          4,434
                                                               --------       --------
     Total current assets...................................     64,961         70,992
                                                               --------       --------
Long-term investments.......................................         23             --
                                                               --------       --------
Property, plant and equipment (notes 3, 7 and 13):
  Buildings.................................................     51,642         51,225
  Machinery and equipment...................................    213,303        189,931
  Furniture and fixtures....................................      6,691          6,509
                                                               --------       --------
                                                                271,636        247,665
  Less: accumulated depreciation............................    (70,715)       (33,519)
  Construction in progress, including deposits for
     equipment..............................................     20,751         31,969
                                                               --------       --------
     Net property, plant, and equipment.....................    221,672        246,115
                                                               --------       --------
Other assets:
  Deferred technology fees (note 3).........................      5,583          5,417
  Deferred income tax, net (note 12)........................      3,678         13,038
  Other assets..............................................        884          1,383
                                                               --------       --------
     Total other assets.....................................     10,145         19,838
                                                               --------       --------
                                                               $296,801       $336,945
                                                               ========       ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term loans (note 8).................................   $ 35,362       $ 23,847
  Short-term bills payable (note 8).........................     15,851         27,745
  Current portion of long-term loans (notes 3 and 9)........     37,395         19,433
  Notes and accounts payable (note 3).......................      4,370         11,750
  Payables for construction in process......................        940            732
  Accrued expenses and other current liabilities (notes 3
     and 10)................................................      8,182         10,152
                                                               --------       --------
     Total current liabilities..............................    102,100         93,659
                                                               --------       --------
Long-term loans (notes 3 and 9).............................    116,346        163,682
Deposits from contractors...................................         66             20
Accrued pension liabilities (note 10).......................        310             39
                                                               --------       --------
     Total liabilities......................................    218,822        257,400
                                                               --------       --------
STOCKHOLDERS' EQUITY (NOTE 11):
  Common stock -- par value NT$10, Authorized 480,000,000
     shares and issued 400,000,000 shares in 1998 and
     authorized 480,000,000 shares and issued 315,000,000
     shares in 1997.........................................    139,887        113,783
  Advance from stockholders.................................     30,744             --
  Accumulated deficit.......................................    (92,652)       (34,238)
                                                               --------       --------
     Total stockholders' equity Commitments (note 14).......     77,979         79,545
                                                               $296,801       $336,945
                                                               ========       ========

                See accompanying notes to financial statements.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              1998         1997           1996
                                                            ---------    ---------    ------------
                                                                                      (UNAUDITED)
                                                                                      ------------
                                                            (EXPRESSED IN THOUSANDS OF US DOLLARS)
Net sales (note 3)........................................  $ 58,663     $ 61,554       $  7,214
Cost of goods sold (note 3)...............................    80,284       70,017         21,569
                                                            --------     --------       --------
Gross loss................................................   (21,621)      (8,463)       (14,355)
                                                            --------     --------       --------
Selling, general and administrative expense...............     7,678        6,939          8,058
Research and development expense..........................     2,117        6,908          3,523
                                                            --------     --------       --------
                                                               9,795       13,847         11,581
                                                            --------     --------       --------
Operating loss............................................   (31,416)     (22,310)       (25,936)
                                                            --------     --------       --------
Non-operating income (expense):
  Interest income.........................................     1,589        1,959          3,607
  Interest expense, excluding capitalized interest of $0
     in 1998, $991 in 1997 and $1,799 in 1996 (note 3)....   (15,286)     (15,356)        (6,955)
  Gain (loss) on foreign exchange, net....................    (1,773)      14,800            622
  Other income, net (note 3)..............................     1,525        1,458             79
                                                            --------     --------       --------
                                                             (13,945)       2,861         (2,647)
                                                            --------     --------       --------
Loss before income tax....................................   (45,361)     (19,449)       (28,583)
Income tax benefit (expense) (note 12)....................   (13,053)       5,665         11,652
                                                            --------     --------       --------
Net loss..................................................  $(58,414)    $(13,784)      $(16,931)
                                                            ========     ========       ========

                See accompanying notes to financial statements.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                    ACCUMULATED
                                                      ADVANCE      DEFICIT DURING
                                          COMMON        FROM        DEVELOPMENT     ACCUMULATED
                                          STOCK     STOCKHOLDERS       STAGE          DEFICIT      TOTAL
                                         --------   ------------   --------------   -----------   --------
                                                      (EXPRESSED IN THOUSANDS OF US DOLLARS)
Balance as of January 1, 1996
  (unaudited)..........................  $ 53,075     $    --         $(3,523)       $     --     $ 49,552
Accumulated deficit during development
  stage carried forward to accumulated
  deficit..............................        --          --           3,523          (3,523)          --
Capital increase through cash..........    41,867          --              --              --       41,867
Net loss...............................        --          --              --         (16,931)     (16,931)
                                         --------     -------         -------        --------     --------
Balance as of December 31, 1996
  (unaudited)..........................    94,942          --              --         (20,454)      74,488
Capital increase through cash..........    18,841          --              --              --       18,841
Net loss...............................        --          --              --         (13,784)     (13,784)
                                         --------     -------         -------        --------     --------
Balance as of December 31, 1997........   113,783          --              --         (34,238)      79,545
Capital increase through cash..........    26,104          --              --              --       26,104
Advance from stockholders..............        --      30,744              --              --       30,744
Net loss...............................        --          --              --         (58,414)     (58,414)
                                         --------     -------         -------        --------     --------
Balance as of December 31, 1998........  $139,887     $30,744         $    --        $(92,652)    $ 77,979
                                         ========     =======         =======        ========     ========

                See accompanying notes to financial statements.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              1998         1997           1996
                                                            ---------    ---------    ------------
                                                                                      (UNAUDITED)
                                                            (EXPRESSED IN THOUSANDS OF US DOLLARS)
Cash flows from operating activities:
  Net loss................................................  $(58,414)    $(13,784)     $ (16,931)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Non-cash foreign exchange (gain) loss................     1,521      (16,510)          (644)
     Depreciation and amortization........................    38,961       26,497          9,356
     Provision (reversal) for inventory loss..............     1,170       (1,207)         5,628
     Loss from disposal of fixed assets...................        52            9              4
     Decrease (increase) in notes and accounts
       receivable.........................................     6,686      (20,027)        (3,826)
     Decrease (increase) in inventories...................     1,082       (5,068)       (16,713)
     Decrease (increase) in prepayments and other current
       assets.............................................     1,264       (4,103)         1,216
     Decrease (increase) in deferred income taxes.........    13,794       (3,852)       (11,671)
     Increase (decrease) in notes and accounts payable....    (7,380)       1,550          1,662
     Increase (decrease) in accrued expenses and other
       current liabilities................................    (1,801)      10,573          1,234
     Increase in accrued pension liabilities..............       310           --             --
                                                            --------     --------      ---------
       Net cash used in operating activities..............    (2,755)     (25,922)       (30,685)
                                                            --------     --------      ---------
Cash flows from investing activities:
  Decrease (increase) in short-term investments...........     1,716       (2,060)            --
  Increase in long-term investment........................       (23)          --             --
  Additions to property, plant and equipment..............   (13,020)     (75,965)      (139,758)
  Proceeds from disposal of property and equipment........        22           18             18
  Increase in technology fees and other assets............    (1,379)        (247)        (1,538)
  Decrease (increase) in restricted bank deposits.........     2,132       36,650        (10,635)
                                                            --------     --------      ---------
       Net cash used in investing activities..............   (10,552)     (41,604)      (151,913)
                                                            --------     --------      ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock and advance from
     stockholders.........................................    56,848       18,841         41,867
  Increase (decrease) in loans and bills payable..........   (31,132)      57,081        142,658
  Increase (decrease) in deposits from contractors........        46          (16)            37
                                                            --------     --------      ---------
       Net cash provided by financing activities..........    25,762       75,906        184,562
                                                            --------     --------      ---------
Net increase in cash and cash equivalents.................    12,455        8,380          1,964
Effect of exchange rate changes on cash...................      (142)        (740)           (66)
Cash and cash equivalents at beginning of the year........    18,755       11,115          9,217
                                                            --------     --------      ---------
Cash and cash equivalents at end of the year..............  $ 31,068     $ 18,755      $  11,115
                                                            ========     ========      =========
Supplemental disclosure of cash flow information:
  Cash paid for interest, excluding capitalized
     interest.............................................  $ 15,032     $ 14,015      $   6,549
                                                            ========     ========      =========
  Cash paid for income taxes (including refundable income
     taxes)...............................................  $    163     $    191      $     358
                                                            ========     ========      =========

                See accompanying notes to financial statements.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS
                (AMOUNTS EXPRESSED IN THOUSANDS OF US DOLLARS OR
                  NEW TAIWAN DOLLARS, UNLESS OTHERWISE STATED)
          (AMOUNTS AND INFORMATION WITH RESPECT TO 1996 ARE UNAUDITED)

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

     The operations of the Company have been affected, and may continue to be affected, by the currency devaluations and general deterioration of the economies of countries in the Asia Pacific region. The Company does not, however, expect the currency valuation problems and potential slowdown in Asian economies to have a significant long-term effect on its financial position.

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

(2) SIGNIFICANT ACCOUNTING POLICIES

  (a) Generally accepted accounting principles

     The financial statements have been prepared in accordance with accounting principles generally accepted in the Republic of China ("ROC GAAP"). ROC GAAP varies in certain significant respects from accounting principles generally accepted in the United States of America ("US GAAP"). Application of US GAAP would have affected stockholders' equity as of December 31, 1998 and 1997, and the results of operations for each of the two years then ended, to the extent summarized in note 15.

  (b) Foreign currency transactions

     Foreign currency transactions in currencies other than the functional currency are recorded at rates in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at year-end are translated at the exchange rate then prevailing. Gains or losses resulting from settlement of such transactions or translations are included in non-operating income.

  (c) Cash equivalents

     The Company considers commercial paper and bank acceptances, with a maturity of less than three months from the date of purchase and time deposits as cash equivalents.

  (d) Short-term investments

     Investments are carried at the lower of cost or market value. The market value of unlisted trust funds is determined on the basis of the trust fund's net worth on the balance sheet date. Costs of sale of investments are determined on the weighted-average basis.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

  (e) Inventories

     Inventories are stated at the lower of cost or market value. Cost is determined using the weighted-average method. The market value of raw materials is determined on the basis of replacement cost. Market values of work in process and finished goods are determined on the basis of net realizable value.

  (f) Long-term investments

     Long-term investments in equity securities that are not publicly traded in which the Company owns less than 20% of the investee's common stock and does not exercise significant influence over the investee's operations, are stated at the cost.

  (g) Property, plant and equipment

     Property, plant and equipment are stated at acquisition cost which includes the capitalization of interest and certain expenses incurred in connection with the construction of plant and installation of machinery and equipment. Depreciation on plant and equipment is provided on the straight-line method over the estimated useful lives of the respective assets.

     Property, plant and equipment is reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of property, plant and equipment, the estimated future undiscounted net cash flows of each operational gross of assets is compared to the carrying amount of the assets. If the carrying amount exceeds the undiscounted cash flows, the impairment is measured based on the fair values of the assets. At December 31, 1998, the estimated future undiscounted net cash flows of property, plant and equipment exceeded their carrying amount.

  (h) Technology fees

     The Company has entered into a technical assistance service agreement with MEMC Electronic Materials, Inc. involving information and processes embodying technology, equipment design, and assets and property rights for the manufacture of silicon wafers. Payments for such technology are capitalized and amortized over five years from the commencement of commercial production.

  (i) Organization cost and deferred charges

     The costs incurred in the establishment of the Company are capitalized and amortized over five years commencing from the start of commercial operations. Charges for the installation of gas and power systems are included in other assets and amortized over five years.

  (j) Employee retirement plan

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

     Effective December 31, 1997, the Company adopted ROC Statements of Financial Accounting Standards ("SFAS") No. 18, "Accounting for Pensions," for its retirement plan. Based on the provisions of SFAS No. 18, pension costs charged to earnings are actuarially computed. The measurement date was the balance sheet date. Accrued pension liabilities were recognized for the excess of accumulated benefit

                    TAISIL ELECTRONIC MATERIALS CORPORATION
obligation over fair value of plan assets. Net periodic pension costs including current service cost and net obligation at transition which are amortized over a 27 year period based on the straight-line method, are recognized starting in 1998. The effect of this accounting change increased the net loss by approximately $288 in 1998.

  (k) Income taxes

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

  (l) Forward exchange rate contracts

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

  (m) Restatement of Financial Statements

     The Company reports its financial position and results of operations using the US dollar as the functional currency. Previously reported results of operations and stockholders' equity reflected the use of the US dollar as the functional currency only for periods after September 30, 1997. Accordingly, net loss, net loss per share and stockholders' equity have been restated from amounts originally reported as follows:

                                                                NET LOSS     STOCKHOLDERS'
                                                    NET LOSS    PER SHARE       EQUITY
                                                    --------    ---------    -------------
For the year ended December 31, 1996 (unaudited):
  As previously reported..........................  $(17,161)    $(0.08)
  Effect of adjustment............................       230         --
                                                    --------     ------         -------
  As restated.....................................  $(16,931)    $(0.08)
                                                    ========     ======         =======
As of and for the year ended December 31, 1997:
  As previously reported..........................  $(17,851)    $(0.07)        $71,366
  Effect of adjustment............................     4,067       0.02           8,179
                                                    --------     ------         -------
  As restated.....................................  $(13,784)    $(0.05)        $79,345
                                                    ========     ======         =======

                    TAISIL ELECTRONIC MATERIALS CORPORATION

(3) TRANSACTION WITH RELATED PARTIES

     (a) Name and relationship

                                                                                    OWNERSHIP
NAME OF RELATED PARTY                         RELATIONSHIP WITH THE COMPANY         PERCENTAGE
---------------------                         -----------------------------         ----------
MEMC Electronic Materials Inc. USA       Investor using equity method to account        45%
  (MEMC)                                   for its investment in the Company and
                                           represented on the Company's Board of
                                           Directors
Chiao Tung Bank of Taipei, Taiwan,       Investor and represented on the                10%
  ROC (CTB)                                Company's Board of Directors
China Steel Corporation (CSC)            Investor and represented on the                35%
                                           Company's Board of Directors
China Development Corporation                                                           10%
                                                                                       ---
                                                                                       100%
                                                                                       ===
Posco Huls Co. Ltd. (PHC)                MEMC group company
MEMC Japan Ltd. (MJL)                    MEMC group company
MEMC Electronic Materials SPA (Novara)   MEMC group company

     (b) Significant transactions with related parties

     (i) Net sales to and corresponding amounts receivable from related party are as follows:

                                                      SALES
                       --------------------------------------------------------------------
                              1998                  1997                     1996              ACCOUNTS RECEIVABLE
                       ------------------    -------------------    -----------------------        DECEMBER 31,
                                 % OF NET               % OF NET    (UNAUDITED)    % OF NET    --------------------
                       AMOUNT     SALES      AMOUNT      SALES        AMOUNT        SALES        1998        1997
                       ------    --------    -------    --------    -----------    --------    --------    --------
MEMC.................  $8,987     15.32      $17,031     27.67         $921         12.63       $2,693      $6,983
Novara...............     240      0.41           --        --           --            --          247          --
                       ------     -----      -------     -----         ----         -----       ------      ------
                       $9,227     15.73      $17,031     27.67         $921         12.63       $2,940      $6,983
                       ======     =====      =======     =====         ====         =====       ======      ======

     Purchases from and corresponding amounts payable to related party are as follows:

                                                       PURCHASES
                       -------------------------------------------------------------------------
                               1998                    1997                      1996               ACCOUNTS PAYABLE
                       --------------------    --------------------    -------------------------      DECEMBER 31,
                                 % OF TOTAL              % OF TOTAL    (UNAUDITED)    % OF TOTAL    -----------------
                       AMOUNT    PURCHASES     AMOUNT    PURCHASES       AMOUNT       PURCHASES     1998       1997
                       ------    ----------    ------    ----------    -----------    ----------    -----    --------
MEMC.................  $2,131       8.64       $6,314      17.78          $485           9.51        $ 4      $3,290
Others...............     186       0.75           --         --            --             --         77          --
                       ------       ----       ------      -----          ----           ----        ---      ------
                       $2,317       9.39       $6,314      17.78          $485           9.51        $81      $3,290
                       ======       ====       ======      =====          ====           ====        ===      ======

     (ii) Financing

          The Company's long-term loans from CTB are summarized as follows:

                             MAXIMUM       INTEREST        ENDING     INTEREST    INTEREST
            YEAR             BALANCE         RATE          BALANCE    EXPENSE     PAYABLE        COLLATERAL
            ----             -------    ---------------    -------    --------    --------    -----------------
    1998.................    $36,934    5.875% - 6.855%    $35,909     $2,127       $199          Machinery and
                                                                                              equipment $60,886
    1997.................    $28,450    5.825% - 6.575%    $28,306     $1,751       $153          Machinery and
                                                                                              equipment $32,570

                    TAISIL ELECTRONIC MATERIALS CORPORATION

     (iii) Technology, royalty and commission agreements

          The Company has entered into various agreements with MEMC which provide for payments related to, among other things, technology, royalties and commissions. The Company paid MEMC, net of amounts received, $713, $1,312, and $2,703 in 1998, 1997 and 1996, respectively, pursuant to the terms of such agreements. The related amounts outstanding of $148 and $2,048 as of December 31, 1998 and 1997, respectively, are included in accrued expenses.

     (iv) Guarantees

          MEMC and CSC have provided guarantees over certain of the Company's long-term loans and bills payable up to a maximum of $92,863 and $65,965, respectively.

(4) CASH AND CASH EQUIVALENTS

     Details of cash and cash equivalents as of December 31, 1998 and 1997 were as follows:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Cash on hand, current and checking accounts..............  $   413    $ 2,112
Cash equivalents.........................................   30,655     16,643
                                                           -------    -------
                                                           $31,068    $18,755
                                                           =======    =======

(5) SHORT-TERM INVESTMENTS

     The Company had invested $337 and $2,053 in open-ended trust funds as of December 31, 1998 and 1997, respectively. The market value of such investments as of December 31, 1998 and 1997 was approximately $338 and $2,065.

(6) INVENTORIES

     The components of inventories as of December 31, 1998 and 1997, are summarized below:

                                                              DECEMBER 31,
                                                           ------------------
                                                            1998       1997
                                                           -------    -------
Finished goods...........................................  $ 6,153    $ 5,381
Work in process..........................................    3,188      6,733
Raw materials and spare parts............................   11,905     10,068
                                                           -------    -------
                                                            21,246     22,182
Provision for inventory devaluation......................   (5,377)    (4,061)
                                                           -------    -------
                                                           $15,869    $18,121
                                                           =======    =======

     As of December 31, 1998 and 1997, insurance coverage of inventories amounted to approximately $21,728 and $18,383, respectively.

(7) PROPERTY, PLANT AND EQUIPMENT

     The construction in progress consists of various payments for plant construction and engineering design and consulting.

     Certain property, plant and equipment is pledged as security for long-term loans. See note 13.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

     Insurance coverage on property, plant and equipment and the third-party liability as of December 31, 1998 and 1997, amounted to approximately $247,846 and $199,617, respectively.

(8) SHORT-TERM LOANS AND SHORT-TERM BILLS PAYABLE

                                                       DECEMBER 31,
                                   -----------------------------------------------------
                                             1998                         1997
                                   -------------------------    ------------------------
                                   AMOUNT     INTEREST RATE     AMOUNT     INTEREST RATE
                                   -------    --------------    -------    -------------
Unsecured loans..................  $29,023    5.988% - 7.023%   $    --         --
Secured loans....................      931        7.25%           3,064           6.80%
Credit loans and import loans
  under usance letters of
  credit.........................    5,408    0.514% - 6.50%     20,783    0.98% - 8.99%
Commercial paper payable.........   15,520     5.35% - 6.75%     28,494    7.30% - 8.15%
Bank acceptance payable..........      621        6.50%              --         --
Unamortized discount on
  short-term bills payable.......     (290)                        (749)
                                   -------                      -------
                                   $51,213                      $51,592
                                   =======                      =======

     As of December 31, 1998 and 1997, certain time deposits were pledged as security for the issuance of short-term bills payable. See note 13.

(9) LONG-TERM LOANS

                                                                                             BALANCE AT
                                                                                            DECEMBER 31,
                       CREDIT LINE AND                                                   -------------------
BANK                   PURPOSE               PERIOD                REPAYMENT TERM          1998       1997
----                   ---------------       ------                --------------        --------   --------
Chiao Tung Bank        NT$240,000 Loan for   February 1998 to      Repayable in 17       $  6,497   $     --
                       purchase of           February 2005         quarterly
                       machinery                                   installments
                                                                   starting in February
                                                                   2001
Chiao Tung Bank        NT$400,000 Loan for   November 1995 to      Repayable in 17         11,686     12,256
                       purchase of           November 2002         quarterly
                       machinery                                   installments
                                                                   starting in November
                                                                   1998
Chiao Tung Bank        NT$100,000 Loan for   November 1995 to      Repayable in 21          2,365      2,918
                       purchase of           November 2002         quarterly
                       machinery                                   installments
                                                                   starting in November
                                                                   1997
Chiao Tung Bank        NT$100,000 Loan for   November 1995 to      Repayable in 29          3,104      3,064
                       purchase of           November 2005         quarterly
                       machinery                                   installments
                                                                   starting in January
                                                                   1999
Chiao Tung Bank        NT$200,000 Loan for   December 1996 to      Repayable in 17          4,136      2,213
                       purchase of           November 2003         quarterly
                       machinery                                   installments
                                                                   starting in December
                                                                   1999
Chiao Tung Bank        NT$200,000 Loan for   December 1996 to      Repayable in 17          6,208      6,128
                       purchase of           November 2003         quarterly
                       machinery                                   installments
                                                                   starting in March
                                                                   2000

                    TAISIL ELECTRONIC MATERIALS CORPORATION

                                                                                             BALANCE AT
                                                                                            DECEMBER 31,
                       CREDIT LINE AND                                                   -------------------
BANK                   PURPOSE               PERIOD                REPAYMENT TERM          1998       1997
----                   ---------------       ------                --------------        --------   --------
Chiao Tung Bank        NT$80,000 Loan for    December 1996 to      Repayable in 29          1,913      1,727
                       purchase of           November 2006         quarterly
                       machinery                                   installments
                                                                   starting in January
                                                                   2000
The International      NT$1,000,000 Loan     December 1995 to      Repayable in 10         24,832     30,639
Commercial Bank of     for plant             December 2002         semi- annual
China                  construction                                installments
                                                                   starting in June
                                                                   1998
The International      NT$600,000 Loan for   --                    --                          --      2,298
Commercial Bank of     plant construction
China
Taiwan Cooperative     NT$600,000 Credit     --                    --                          --     18,383
Bank                   loan
ABN AMRO Bank (In      $60,000 Loan for      October 1995 to       Repayable in 10         48,000     60,000
charge of syndication  purchase of           August 2002           semi- annual
loan agreement for     machinery                                   installments
the phase I                                                        starting in February
expansion)                                                         1998
ABN AMRO Bank (In      $20,000 Bridge loan   --                    --                          --      3,489
charge of syndication  for the following
loan agreement for     ABN AMRO loan
the phase II
expansion)
ABN AMRO Bank (In      $45,000 Loan for      January 1997 to       Repayable in 6 semi-    45,000     40,000
charge of syndication  purchase of           December 2001         annual installments
loan agreement for     machinery                                   starting in June
the phase II                                                       1999
expansion)
                                                                                         --------   --------
                                                                                          153,741    183,115
Less: current portion                                                                     (37,395)   (19,433)
                                                                                         --------   --------
                                                                                         $116,346   $163,682
                                                                                         ========   ========

     The following is a schedule of payments of long-term debt as of December 31, 1998:

YEAR                                                 AMOUNT
----                                                --------
1999..............................................  $ 37,395
2000..............................................    39,786
2001..............................................    41,378
2002..............................................    26,372
2003..............................................     4,651
After 2003........................................     4,159
                                                    --------
                                                    $153,741
                                                    ========

     On December 23, 1996, the Company obtained a syndicate loan from the ABN AMRO Bank and six other banks (the Banks). In accordance with the syndication loan agreements, the Banks granted credit facilities to the Company for purchase of machinery and equipment. During the period of loan, restrictions on the above syndication loan are as follows:

     The major stockholders MEMC and CSC, together, must own not less than 70% of the Company's issued common shares, and VEBA AG must own not less than 50% of MEMC issued common shares.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

     The ranges for interest rates on these borrowings for the years ended December 31, 1998, 1997 and 1996 were 6.50% - 7.95%, 6.00% - 7.605% and
0.85% - 7.495%, respectively. As of December 31, 1998 and 1997, total unused lines of credit for short-term and long-term loans amounted to approximately $102,903 and $263,435, respectively.

     As December 31, 1998 and 1997, certain time deposits and property, plant and equipment were pledged as security for long-term loans. See note 13.

(10) PENSION

     Effective December 31, 1997, the Company adopted SFAS No. 18, "Accounting for Pensions." The measurement dates for the actuarial study of the Company's pension obligation were December 31, 1998 and 1997. The funded status of the Company's pension scheme as of December 31, 1998 and 1997, was as follows:

                                                                 BALANCE AT
                                                                DECEMBER 31,
                                                              ----------------
                                                               1998      1997
                                                              -------    -----
Benefit obligation:
  Vested benefit obligation.................................  $    --    $  --
  Non-vested benefit obligation.............................     (411)    (256)
                                                              -------    -----
  Accumulated benefit obligation............................     (411)    (256)
  Effects of future salary progression......................     (977)    (638)
                                                              -------    -----
  Projected benefit obligation..............................   (1,388)    (894)
Fair value of plan assets...................................      476      256
                                                              -------    -----
Benefit obligation in excess of plan assets.................     (912)    (638)
Unrecognized net obligation at transition...................      584      599
                                                              -------    -----
Accrued pension liabilities.................................  $  (328)   $ (39)
                                                              =======    =====

     The net pension cost for the year ended December 31, 1998 consisted of following components:

Service cost................................................  $421
Interest expense............................................    59
Expected returns on pension fund............................   (24)
Amortization and deferral...................................    23
                                                              ----
                                                              $479
                                                              ====

     Actuarial assumptions are as follows:

                                                              1998    1997
                                                              ----    ----
Discount rate...............................................  6.50%   6.50%
Rate of salary progression..................................  6.00%   6.00%
Projected return on plan assets.............................  6.50%   6.50%

     Pension expenses were $198, and $135 for the years ended December 31, 1997 and 1996, respectively. As of December 31, 1998 and 1997, the balances of the Company's pension fund maintained with the Central Trust of China were $476 and $256, respectively. As of December 31, 1998 and 1997, the unpaid balances of $15 and $63, respectively, were included in accrued expenses.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

(11) STOCKHOLDERS' EQUITY

  (a) Capital stock

     On July 17, 1996, the stockholders' meeting approved the issuance of an additional 55,000,000 shares at NT$10 par value per share for cash on July 17, 1996.

     On July 25, 1997, the stockholders' meeting approved a proposal to increase authorized capital stock to 480,000,000 shares at NT$10 par value per share and to issue an additional 60,000,000 shares at NT$10 par value per share for cash on December 25, 1997. After this capital increase, the total issued capital was $113,783.

     On February 5, 1998, the board of directors decided to issue an additional 85,000,000 shares at NT$10 per value per share for cash. After this capital increase, the total issued capital was $139,887. The above increases were all registered and approved by the authorities.

     On October 12, 1998, December 14, 1998 and January 11, 1999, the board of directors decided to issue an additional 75,000,000, 35,000,000 and 90,000,000 shares at NT$10 par value per share for cash. On December 14, 1998, the special stockholders' meeting approved the deduction of capital by 200,000,000 shares at NT$10 par value to offset the accumulated deficit. The effective date of above increase and decrease of capital has not been determined. Prior to December 31, 1998, the Company received $30,744 from stockholders related to the approved share issuances. The advance payment was recorded as "advance from stockholders," a separate component of stockholders' equity, on the balance sheet as of December 31, 1998.

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

  (c) Accumulated deficit

     According to the ROC Company Law, if accumulated deficit is over one-half of the common stock, the board of directors shall convene a meeting of stockholders and make a report on such loss.

(12) INCOME TAXES

     The Company's earnings are subject to an income tax rate of 20%. For the years ended December 31, 1998, 1997 and 1996, income tax expense (benefit) was as follows:

                                                       1998       1997         1996
                                                      -------    -------    -----------
                                                                            (UNAUDITED)
Current income tax expense..........................  $    --    $    25     $     --
Deferred income tax expense (benefit)...............   13,053     (5,690)     (11,652)
                                                      -------    -------     --------
                                                      $13,053    $(5,665)    $(11,652)
                                                      =======    =======     ========

                    TAISIL ELECTRONIC MATERIALS CORPORATION

     The Company's income tax expense (benefit) for the years ended December 31, 1998, 1997 and 1996, differed from the expected income tax, computed by applying the 20% tax rate on loss before income tax as shown on the financial statements, as follows:

                                                       1998       1997         1996
                                                      -------    -------    -----------
                                                                            (UNAUDITED)
Computed "expected" income tax benefit..............  $(9,072)   $(3,890)    $ (5,717)
Investment tax credits earned.......................   (9,406)    (4,736)     (10,811)
Unrealized exchange gain............................       --     (5,070)          --
Other...............................................    1,712         45           32
Valuation allowance.................................   29,819      7,986        4,844
                                                      -------    -------     --------
Income tax expense (benefit)........................  $13,053    $(5,665)    $(11,652)
                                                      =======    =======     ========

     As of December 31, 1998 and 1997, refundable income taxes were as follows:

                                                              DECEMBER 31,
                                                              ------------
                                                              1998    1997
                                                              ----    ----
Estimated income tax expense................................  $ --    $ 25
Prepaid income tax..........................................   163     178
Other.......................................................    --     (25)
Income tax refundable from prior years......................   181     477
                                                              ----    ----
Income tax refundable.......................................  $344    $655
                                                              ====    ====

     The temporary differences, tax credits, loss carryforwards and their effects on deferred income tax assets are as follows as of December 31, 1998 and 1997:

                                                            DECEMBER 31,
                                             -------------------------------------------
                                                     1998                   1997
                                             --------------------   --------------------
                                                       INCOME TAX             INCOME TAX
                                             AMOUNT      EFFECT     AMOUNT      EFFECT
                                             -------   ----------   -------   ----------
Current assets:
  Unrealized loss from inventory
     devaluation...........................  $ 5,056    $ 1,011     $ 3,738     $  748
  Organization cost deferred for tax
     purposes..............................    2,408        482       2,448        490
  Employee benefit costs deferred for tax
     purposes..............................      174         35         171         34
  Unrealized foreign exchange loss.........   12,145      2,429      15,809      3,162
                                                        -------                 ------
                                                          3,957                  4,434
  Less: valuation allowance................              (3,957)                    --
                                                        -------                 ------
                                                        $    --                 $4,434
                                                        =======                 ======

                    TAISIL ELECTRONIC MATERIALS CORPORATION

                                                            DECEMBER 31,
                                             -------------------------------------------
                                                     1998                   1997
                                             --------------------   --------------------
                                                       INCOME TAX             INCOME TAX
                                             AMOUNT      EFFECT     AMOUNT      EFFECT
                                             -------   ----------   -------   ----------
Noncurrent assets:
  Investment tax credits earned............  $25,178    $25,178     $14,762    $14,762
  Organization costs deferred for tax
     purposes..............................    1,338        268       3,507        702
  Employee benefit costs deferred for tax
     purposes..............................       --         --         171         34
  Difference in technology fee.............    1,081        216         391         78
  Tax loss carryforward....................   90,787     18,157      46,851      9,370
                                                        -------                 ------
                                                         43,819                 24,946
  Less: valuation allowance................             (40,141)               (11,908)
                                                        -------                 ------
                                                        $ 3,678                $13,038
                                                        =======                =======

     A valuation allowance has been established at December 31, 1998 and 1997 due to the uncertainty of realizing a portion of the deferred tax asset balance. In management's opinion it is more likely than not that the net deferred tax asset balance at December 31, 1998 and 1997 will be realized.

     The significant factors considered in determining the valuation allowance at December 31, 1998 and 1997 included the Company's eight year financial forecast, the expected length of the Company's start-up period for its newly constructed facilities, the expected future market conditions in Taiwan and the semiconductor industry, the impact of the tax holiday periods, and the expiration dates of available investment tax credits and loss carryforwards. The Company increased its valuation allowance by approximately $30 million as of December 31, 1998 as compared to December 31, 1997 primarily due to a change in market conditions which resulted in a significant reduction in the Company's near-term taxable income forecast.

     According to the ROC Income Tax Law, pre-operating expenses of the Company during the development stage are amortized for tax purposes on a straight-line basis over a period of not less than five years.

     ROC tax regulations stipulate that investment tax credits used by the Company each year shall not exceed 50% of the current income tax payable, and any unused balance can be carried forward to the following four years, subject to the same percentage limitation for each year except in the year of expiration when any remainder can be used for offset of income tax payable in that year. As of December 31, 1998, the estimated unused income tax credits, resulting from investment in machinery and equipment and research and development, available to reduce future tax liabilities and the years of expiration were as follows:

YEAR OF INVESTMENT   TAX CREDITS   YEAR OF EXPIRATION
------------------   -----------   ------------------
       1995            $   282            1999
       1996                304            1999
       1996                455            2000
       1997              2,742            1999
       1997             10,846            2000
       1997              1,143            2001
       1998              2,243            2000
       1998              5,719            2001
       1998              1,444            2002
                       -------
                       $25,178
                       =======

                    TAISIL ELECTRONIC MATERIALS CORPORATION

     The Company is authorized to be a "Science-based industry" and "Important technology-based industry" as defined by the Statutes.

     According to the Statute for the Establishment and Administration of Science-Based Industrial Park, a science-based industry may, within two years from the date on which it begins to sell its products or to render services, select any fiscal year in the four-year period from such date for exemption from profit-seeking enterprise income tax for a period of five consecutive years from the starting date of such fiscal year.

     In accordance with Article 8 of the Statute for Promotion of Upgrading Industries, the important technology-based industry shareholders which held their investments for a period over two years, the shareholders may credit up to 20% of price paid for the acquisition of such investments against their income tax payable.

     The Company's initial NT$200,000 capital expenditure project (phase I project) is entitled to enjoy both the tax holiday and shareholders investment tax credit incentive schemes. The Company has chosen January 1, 2000 as the tax holiday starting date.

     The Company's subsequent expansion of NT$200,000 capital expenditure project (phase II project) can only apply one of the above incentive schemes. The stockholders' meeting on May 22, 1998 has selected to enjoy shareholders investment tax credit.

     Pursuant to the ROC Income Tax Law, the Company's tax losses may be carried forward for up to five years to reduce future taxable income. As of December 31, 1998, the estimated tax loss carryforwards were as follows:

YEAR LOSS   AMOUNT    YEAR OF EXPIRATION
---------   -------   ------------------
  1996      $16,429          2001
  1997       30,862          2002
  1998       43,496          2003
            -------
            $90,787
            =======

     The tax authorities have examined and assessed the Company's income tax returns through 1996.

(13) PLEDGED ASSETS

     As of December 31, 1998 and 1997, pledged assets were as follows:

                                                                     DECEMBER 31,
                                                                  -------------------
ASSETS                           RELATED SECURED LIABILITIES        1998       1997
------                          ------------------------------    --------    -------
Time Deposits
  Restricted bank deposits      Short-term loans                  $    931    $ 3,063
  Restricted bank deposits      Documentary draft for export            31         31
                                in customs
Machinery and equipment         Long-term loans                     73,757     53,312
Buildings                       Long-term loans                     38,113     34,333
                                                                  --------    -------
                                                                  $112,832    $90,739
                                                                  ========    =======

(14) COMMITMENTS

  (a) Operating lease

     The Company is leasing its plant site from the Science-Based Industrial Park Administration Bureau for a period of 20 years, expiring December 31, 2014. In accordance with the lease agreement, rental payments

                    TAISIL ELECTRONIC MATERIALS CORPORATION
are subject to adjustment as and when the government reappraises the land value. The current rent is NT$12,390 ($383) per year.

     Future minimum lease payments as of December 31, 1998, under the existing non-cancelable agreement are:

YEARS                                                  MINIMUM LEASE PAYMENTS
-----                                                 ------------------------
1999 through 2003...................................  $1,915   ($383 annually)
2004 through 2008...................................   1,915
2009 through 2013...................................   1,915
2014................................................     382
                                                      ------
                                                      $6,127
                                                      ======

  (b) Technical service agreement

     In accordance with a technical assistance agreement between the Company and MEMC, the Company is required to pay MEMC fixed payments and the timing of such payments is based on reaching certain milestones. As of December 31, 1998 and 1997, the remaining balance of such payments to be paid under the agreement amounted to $834 and $2,500, respectively.

     In addition, the Company pays MEMC an annual royalty based on net sales and operating income.

  (c) Purchase of equipment

     As of December 31, 1998 and 1997, the Company had outstanding letters of credit amounting to approximately $4,906 and $3,242, respectively, and was committed to purchase equipment with a total estimated cost of $981 and $15,369, respectively.

  (d) Syndicated term loan agreement

     The Company entered into certain syndication loan agreements with ABN AMRO Bank and seven other banks (the "Banks") for the Company's Phase I and II planned expansion. In accordance with the syndication loan agreements, the Banks granted credit facilities to the Company for the purchase of machinery and equipment. The commitment fee is charged at a certain rate per annum payable quarterly, based on the committed-to withdraw but unborrowed balance, if any. Commitment fees paid for the years ended December 31, 1998 and 1997 amounted to $9 and $44, respectively.

(15) RECONCILIATION TO UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The Company's financial statements have been prepared in accordance with ROC GAAP. ROC GAAP vary in certain significant respects from US GAAP. Differences which have a significant effect on the Company's results of operations and stockholders' equity are as follows:

  (a) Employee retirement benefits

     Prior to January 1, 1998, the pension expense recorded by the Company in connection with its defined benefit pension plan was based on the amount of the contributions made by the Company to the pension plan as required by government regulations under ROC GAAP. As described in note 2(j), the Company began recording pension expense using actuarial techniques as specified by ROC SFAS No. 18 (ROC SFAS No. 18 is similar to US SFAS No. 87). Under US GAAP, the accumulated pension obligation and pension expense is determined on an actuarial basis, assuming the Company first adopted this policy at the beginning of 1997

                    TAISIL ELECTRONIC MATERIALS CORPORATION
since it was not feasible to apply the actuarial basis at an earlier period. The impact of this difference is not significant to the Company's determination of results of operations or stockholders' equity under US GAAP for the periods presented.

  (b) Technology fee

     Under ROC GAAP, the Company capitalizes and amortizes certain costs in connection with a technical assistance agreement entered into with a shareholder, MEMC. Under US GAAP, such payments are expensed as incurred or treated as a deemed dividend depending on the nature of the payment. In 1998, the Company made a royalty payment of $1,666 which was treated as a deemed dividend.

     A reconciliation from ROC GAAP to US GAAP of net loss and stockholders' equity are as follows:

                                                      1998        1997         1996
                                                    --------    --------    -----------
                                                                            (UNAUDITED)
Net loss as reported under ROC GAAP...............  $(58,414)   $(13,784)    $(16,931)
(a) Amortization of capitalized technology fees...     1,500       1,500          583
(b) Income tax effects resulting from capitalized
  technology fees.................................      (240)       (295)        (119)
                                                    --------    --------     --------
Net loss in accordance with US GAAP...............  $(57,154)   $(12,579)    $(16,467)
                                                    ========    ========     ========

     Stockholders' equity:

                                                                 DECEMBER 31,
                                                              ------------------
                                                               1998       1997
                                                              -------    -------
Stockholders' equity as reported under ROC GAAP.............  $77,979    $79,545
(a) Effect of capitalization of technology fees, net of
  amortization..............................................   (5,583)    (5,417)
(b) Income tax effects resulting from capitalized technology
  fees......................................................      313        553
                                                              -------    -------
Stockholders' equity in accordance with US GAAP.............  $72,709    $74,681
                                                              =======    =======

(16) RECLASSIFICATIONS

     Certain amounts in the 1996 and 1997 financial statements have been reclassified to conform with the 1998 presentation for comparison purposes. These reclassifications do not have a significant impact on the financial statements.