Form 10-Q
period 1999-03-31
MEMC ELECTRONIC MATERIALS INC
filed 1999-05-13
CIK 945436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 1999

                                       or

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


The number of shares of the registrant's common stock outstanding at April 16, 1999 was 69,534,792.

                        PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except share data)


                                                                                    Three Months Ended
                                                                                        March 31,
                                                                               1999                  1998
                                                                            ----------            ----------
Net sales                                                                   $  159,800           $   235,243
Costs of goods sold                                                            173,616               211,475
                                                                            ----------            ----------
      Gross margin                                                             (13,816)               23,768
Operating expenses:
    Marketing and administration                                                16,879                18,430
    Research and development                                                    20,857                20,103
    Restructuring costs                                                              -                 8,026
                                                                            ----------            ----------
      Operating loss                                                           (51,552)              (22,791)
Nonoperating (income) expense:
    Interest expense                                                            17,459                 8,278
    Interest income                                                               (442)                 (503)
    Royalty income                                                              (1,225)               (1,101)
    Other, net                                                                     557                 1,591
                                                                            ----------            ----------
      Total nonoperating expense                                                16,349                 8,265
                                                                            ----------            ----------
      Loss before income taxes, equity in
         loss of joint ventures and minority interests                         (67,901)              (31,056)
Income taxes                                                                   (21,049)              (10,559)
                                                                            ----------            ----------
      Loss before equity in loss of joint
        ventures and minority interests                                        (46,852)              (20,497)
Equity in loss of joint ventures                                                (4,589)              (11,621)
Minority interests                                                               1,187                 1,280
                                                                            ----------            ----------
      Net loss                                                              $  (50,254)           $  (30,838)
                                                                            ==========            ==========
Basic loss per share                                                        $    (1.19)           $    (0.75)
                                                                            ==========            ==========
Diluted loss per share                                                      $    (1.19)           $    (0.75)
                                                                            ==========            ==========
Weighted average shares used in computing
      basic loss per share                                                  42,196,538            40,898,246
                                                                            ==========            ==========
Weighted average shares used in computing
      diluted loss per share                                                42,196,538            40,898,246
                                                                            ==========            ==========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)                                  (Unaudited)
                                                                            March 31,            December 31,
                                                                              1999                   1998
                                                                           -----------           -----------
ASSETS
Current Assets:
    Cash and cash equivalents                                              $    15,985           $    16,168
    Accounts receivable, less allowance for doubtful accounts
        $2,725 and $2,853 in 1999 and 1998, respectively                        93,182                98,528
    Income taxes receivable                                                      7,379                10,161
    Inventories                                                                111,096               115,927
    Deferred tax assets, net                                                    20,046                23,129
    Prepaid and other current assets                                            16,135                35,225
                                                                           -----------           -----------
        Total current assets                                                   263,823               299,138
Property, plant and equipment, net of accumulated depreciation of
     $593,865 and $569,327 in 1999 and 1998, respectively                    1,145,679             1,188,832
Investments in joint ventures                                                  102,074                94,610
Excess of cost over net assets acquired, net of accumulated amortization of
    $5,471 and $5,128 in 1999 and 1998, respectively                            48,052                48,396
Deferred tax asset, net                                                        131,236               104,650
Other assets                                                                    36,148                38,088
                                                                           -----------           -----------
        Total assets                                                       $ 1,727,012           $ 1,773,714
                                                                           ============          ===========
Liabilities and Stockholders' Equity
Current liabilities:
    Short-term borrowings and current portion of long-term debt            $    18,523           $    38,644
    Accounts payable                                                            83,091               112,581
    Accrued liabilities                                                         29,734                35,404
    Customer deposits                                                           19,474                17,639
    Provision for restructuring costs                                           32,980                37,299
    Accrued wages and salaries                                                  22,823                17,077
                                                                           -----------           -----------
        Total current liabilities                                              206,625               258,644
Long-term debt, less current portion                                           834,692               871,163
Pension and similar liabilities                                                 93,566                92,466
Customer deposits                                                               55,538                59,033
Other liabilities                                                               43,520                45,126
                                                                          ------------           -----------
        Total liabilities                                                    1,233,941             1,326,432
                                                                          ------------           -----------
Minority interests                                                              47,055                48,242
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value, 50,000,000 shares authorized,
        none issued or outstanding at 1999 or 1998                                   -                     -
    Common stock, $.01 par value, 200,000,000 shares authorized,
        56,835,551 and 41,436,421 issued in 1999 and 1998, respectively            568                   414
    Additional paid-in capital                                                 679,884               574,188
    Accumulated deficit                                                       (198,090)             (147,836)
    Accumulated other comprehensive loss                                       (19,201)              (10,581)
    Unearned restricted stock awards                                              (125)                 (125)
    Treasury stock, at cost: 929,205 in 1999 and 1998                          (17,020)              (17,020)
                                                                          ------------           -----------
        Total stockholders' equity                                             446,016               399,040
                                                                          ------------           -----------
        Total liabilities and stockholders' equity                        $  1,727,012           $ 1,773,714
                                                                          ============           ===========
See accompanying notes to consolidated financial statements.


MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)


                                                                                  Three Months Ended
                                                                                        March 31,
                                                                              1999                   1998
                                                                           ----------             ----------
Cash flows from operating activities:
    Net loss                                                               $   (50,254)           $  (30,838)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
            Depreciation and amortization                                       40,824                38,448
            Minority interests                                                  (1,187)               (1,280)
            Equity in loss of joint ventures                                     4,589                11,621
            Working capital and other                                          (37,543)              (32,634)
                                                                            ----------            ----------
                Net cash used in operating activities                          (43,571)              (14,683)
                                                                            ----------            ----------
Cash flows from investing activities:
    Capital expenditures                                                        (7,361)              (49,330)
    Proceeds from sale of property, plant and equipment                            110                 2,916
    Equity infusions in joint ventures                                         (12,052)              (11,747)
    Notes receivable from affiliates                                             9,290                     -
    Dividend received from unconsolidated joint venture                              -                   550
                                                                            ----------            ----------
        Net cash used in investing activities                                  (10,013)              (57,611)
                                                                            ----------            ----------
Cash flows from financing activities:
    Net short-term borrowings                                                  (19,408)              (13,778)
    Proceeds from issuance of long-term debt                                     8,547                89,100
    Principal payments on long-term debt                                       (41,400)                 (495)
    Repurchase of common stock                                                       -               (15,692)
    Proceeds from issuance of common stock                                     105,850                     -
                                                                            ----------            ----------
        Net cash provided by financing activities                               53,589                59,135
                                                                            ----------            ----------
Effect of exchange rates on cash and cash equivalents                             (188)                   84
                                                                            ----------            ----------
Net decrease in cash                                                              (183)              (13,075)
Cash and cash equivalents at beginning of year                                  16,168                30,053
                                                                            ----------            ----------
Cash and cash equivalents at end of year                                    $   15,985            $   16,978
                                                                            ==========            ==========


See accompanying notes to consolidated financial statements.


MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Dollars in thousands, except share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with the Company's annual report to shareholders for the fiscal year ended December 31, 1998, which contains the Company's audited financial statements for such year and the related management's discussion and analysis of financial condition and results of operations. Operating results for the three-month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2) Earnings (loss) per share

The numerator for basic and diluted loss per share calculations is net loss for all periods presented. The denominator for the basic and diluted loss per share calculations for the three-month periods ended March 31, 1999 and 1998 is the same within each period (the weighted average shares outstanding for each respective period). Options outstanding at March 31, 1999, 2,426,824, were not included in the computation of diluted loss per share due to the net loss incurred during the three-month period ended March 31, 1999.

(3) Inventories

Inventories consist of the following:

                                           March 31,               December 31,
                                             1999                       1998
                                          ----------                ---------

Raw materials and supplies                 $  53,837                $  59,722
Goods in process                              29,933                   33,612
Finished goods                                27,326                   22,593
                                           ---------                ---------
                                           $ 111,096                $ 115,927
                                           =========                =========

(4) Restructuring Costs

During 1998, the Company recorded a charge to operations of $121,670 related to the decisions to close its small diameter wafer facility in Spartanburg, South Carolina, withdraw from its 60%-owned joint venture in a small diameter wafer operation in China and to forego construction of a new 200 millimeter wafer facility at its 75%-owned joint venture in Malaysia. Restructuring activity since the provision for restructuring costs was recorded is as follows:

                                           Provision       Amount        Balance      Balance
                                                         Utilized       March 31,   December 31,
                                                                           1999        1998
                                          ----------     ---------     ---------     ---------
Asset impairment/Write-off:
    Spartanburg property, plant
        and equipment                      $  36,300     $  36,300     $       -     $       -
    Malaysian joint venture assets            28,000        25,247         2,753         2,805
    Chinese joint venture assets              13,800         9,653         4,147         4,158
    Other infrastructure                       3,225         3,225             -             -
                                           ---------     ---------     ---------     ---------
    Total                                     81,325        74,425         6,900         6,963
                                           ---------     ---------     ---------     ---------

Dismantling and related costs:
    Dismantling costs                         11,345         1,148        10,197        10,306
    Costs incurred by
        equipment suppliers                    5,000         5,000             -             -
    Environmental costs                        3,500            85         3,415         3,489
    Operating leases                           3,000             -         3,000         3,000
    Other                                      3,000             6         2,994         3,000
                                           ---------     ---------     ---------     ---------
    Total                                     25,845         6,239        19,606        19,795
                                           ---------     ---------     ---------     ---------
Personnel Costs                               14,500         8,026         6,474        10,541
                                           ---------     ---------     ---------     ---------
Total Restructuring Costs                  $ 121,670     $  88,690     $  32,980     $  37,299
                                           =========     =========     =========     =========

Substantially all of the $32,980 restructuring reserve is expected to be expended by 1999 year-end and relates primarily to costs associated with the Spartanburg facility. At March 31, 1999 approximately 200 employees at the Spartanburg facility had not yet been terminated. The Company expects most of these employees will be terminated before June 30, 1999. Ongoing operating expenses will continue to be recorded as period costs.

(5) Comprehensive Earnings (Loss)

Comprehensive loss for the three-months ended March 31, 1999 and 1998, was $58,874 and $33,263, respectively. The Company's only adjustment from net loss to comprehensive loss was foreign currency translation adjustments of $8,620 and $2,425 in the three-months ended March 31, 1999 and 1998, respectively.

(6) Private Placement

On March 22, 1999, the Company sold 15,399,130 shares of common stock to VEBA Zweite Verwaltungsgesellschaft mbH (VEBA Zweite), a subsidiary of VEBA AG, for $6.89 per share. The net proceeds of approximately $106,000 were used to repay debt of approximately $100,000 under revolving credit agreements with the balance used for general corporate purposes.

(7) Subsequent Event--Rights Offering

On April 16, 1999, the Company sold 13,628,446 shares of common stock for $6.89 per share. The net proceeds of approximately $91,000 were used to repay debt of approximately $90,000 from VEBA AG and its affiliates under revolving credit agreements and the balance for general corporate purposes. VEBA AG and its affiliates now own 71.8% of the outstanding shares of common stock following the private placement and rights offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations First Quarter 1999 compared to First Quarter 1998.

Net Sales. Net sales decreased 32% to $160 million for the first quarter of 1999 from $235 million for the first quarter of 1998. The decrease is primarily attributable to a 17% decline in product volume and a decrease in average selling price in the first quarter 1999 compared to the first quarter 1998. The product volume decline was due to a continued weakening in demand for smaller diameter wafers, which was partially offset by a 10% increase in 200-millimeter product volume. On a geographic basis, product volumes decreased most significantly in the United States followed by Japan, Europe and Asia Pacific. As a percentage, Japan experienced the largest decline in volume. Excess capacity in the semiconductor industry continues to be exacerbated by weak economic conditions in the Asia Pacific and Japanese markets. In the first quarter of 1999, the Company had an increase in product volume over the fourth quarter of 1998. This is the first sequential increase in quarterly volume since the third quarter of 1997.

Excess capacity in the semiconductor and silicon wafer industries has caused average selling prices to decline significantly since the beginning of 1997. Continued excess capacity in both of these industries will likely lead to continued price pressure, at least in the near term.

Gross Margin. Gross margin declined from 10% in the first quarter of 1998 to a negative 9% for the first quarter of 1999. The decline in gross margin is primarily attributable to significant declines in volume and prices. Advanced large diameter and epitaxial products represented 51% and 43% of product volume for the first quarters of 1999 and 1998, respectively. The increase in this ratio is indicative of the Company's customers utilizing 200-millimeter facilities in preference to their smaller diameter facilities in order to obtain the lowest cost per device.

Spartanburg Facility. To meet the orders of certain customers, the Company expects to extend the operations of the Spartanburg facility until June 1999. Ongoing operating expenses until plant closure of approximately $4 million will be recorded as period costs as incurred.

Research and Development. Research and development costs were $21 million for the first quarter 1999, which is consistent with $20 million for the first quarter 1998. The increase is due to increased depreciation associated with capital expenditures made in the Company's 300 millimeter pilot line in St.
Peters, MO and the 300 millimeter integrated development line in Utsunomiya, Japan.

Interest Expense. Interest expense totaled $17 million for the first quarter 1999 as compared to $8 million for the first quarter 1998. The increase in interest expense is primarily attributable to increased borrowings and to a lesser extent, higher interest rates on loans from VEBA AG and its affiliates as a result of the Company's debt restructuring in September 1998.

Income Taxes. The effective income tax rates were 31% and 34% for the three months March 31, 1999 and 1998, respectively. This fluctuation is the result of changes in the composition of worldwide taxable income.

Equity in Loss of Joint Ventures. Equity in loss of joint ventures was $5 million in the first quarter 1999, as compared to a loss of $12 million in the first quarter 1998. The Company's share of the loss of Posco Huls Co., Ltd.
(PHC), the Company's 40%-owned, unconsolidated joint venture in South Korea, was $3 million in the first quarter 1999 compared to a loss of $8 million in the first quarter 1998. PHC's reduction in loss was primarily due to a significant increase in product volume partially offset by a decrease in average selling price. The Company's share of the loss of Taisil Electronic Materials Corporation (Taisil), the Company's 45%-owned, unconsolidated joint venture in Taiwan, was $2 million in the first quarter 1999 compared to a loss of $4 million in the first quarter 1998. Taisil's reduction in loss was primarily due to a significant increase in product volume partially offset by a decrease in average selling price. Both PHC and Taisil had positive operating cash flow in the first quarter 1999.

Liquidity and Capital Resources. At March 31, 1999 and December 31, 1998, the Company had cash and cash equivalents of $16 million. The Company's borrowings against its $1,024 million of credit facilities were $853 million at March 31, 1999. Outstanding borrowings decreased $57 million from December 31, 1998 to March 31, 1999. The decrease in borrowings is primarily attributable to the application of the net proceeds from the Company's private placement in March 1999 to repay $100 million of debt outstanding under revolving credit agreements, offset by additional borrowings in the first quarter 1999 used to finance the Company's working capital requirements and capital expenditures. In April 1999, the Company received net proceeds of $91 million from the sale of common stock in connection with its rights offering.

A comparison of the components of the Company's financial condition follows (dollars in millions):

                                               March 31,     December 31,
                                                 1999           1998
                                               ---------     ----------
Working capital                                  $   57          $  40
Stockholders' equity                             $  446          $ 399
Current ratio                                  1.3 to 1       1.2 to 1
Total debt to total capitalization                  63%            67%
Weighted average borrowing rate                    7.7%           7.8%

Cash used by operating activities increased to $44 million in the first quarter 1999 from $15 million in the first quarter 1998. The primary factor in the increase in cash used by operations was the $19 million increase in the net loss in the first quarter 1999 versus the first quarter 1998.

Cash used in investing activities decreased in the first quarter 1999 to $10 million from $57 million in first quarter 1998. The primary reduction in cash used by investing activities was a reduction in spending on capital projects. The Company had committed capital expenditures of $33 million as of March 31, 1999. Capital expenditures for the first quarter 1999 were primarily for equipping the 300-millimeter integrated development line in Utsunomiya, Japan and capital expenditures related to the implementation of SAP worldwide. In addition, the Company made a $12 million equity infusion in Taisil in the first quarter of 1999.

Cash flows provided by financing activities decreased to $54 million in the first quarter 1999 from $59 million in the first quarter 1998. The most significant change in first quarter 1999 as compared to first quarter 1998 was that financing in 1999 consisted primarily of proceeds from issuance of common stock versus the issuance of debt in 1998.

Management currently believes that cash generated from operations, together with the liquidity provided by existing cash balances and credit facilities will be sufficient to satisfy commitments for capital expenditures and other operating cash requirements into 2000.

The silicon wafer industry is highly capital intensive. Even with the proceeds from the recently completed private placement and the rights offering and anticipated cash generated from future operations, the Company may need to seek additional capital in order to fund all its future needs for capital expenditures, research and development, and marketing and customer service and support. There can be no assurance such capital will be available on terms acceptable to the Company. The Company's capital needs depend on numerous factors, including its profitability and investment in capital expenditures and research and development.

YEAR 2000. Many existing software programs, computers and other types of equipment were not designed to accommodate the Year 2000 and beyond. If not corrected, these computer applications and equipment could fail or create erroneous results. For the Company, this could disrupt purchasing, manufacturing, sales, finance and other support areas and affect the Company's ability to timely deliver silicon wafers with the exacting specifications required by the Company's customers, thereby causing potential lost sales and additional expenses.

STATE OF READINESS. The Company has created a Year 2000 Project Team that is comprised of a Program Office, including a Global Project Manager, Customer and Vendor Management groups, and Year 2000 representatives from all sites around the world, including the Company's unconsolidated joint ventures. This team is responsible for planning and monitoring all Year 2000 activities and reporting to the Company's executive management. The Company's Chief Financial Officer is the sponsor for the Year 2000 project and reports to the Company's Board of Directors on a periodic basis.

The Company's Year 2000 project encompasses both information and non-information systems within the Company as well as the investigation of the readiness of the Company's strategic suppliers/business partners. The Company's goal is to have all Year 2000 issues substantially resolved by June 1999. Year 2000 issues relating to the most critical business systems (i.e., financial, order processing) have already been substantially resolved. As part of its Year 2000 project, the Company has inventoried and assessed the Year 2000 readiness of the following:

     - - In-house Applications -- Those applications that are developed and supported in-house or purchased applications that are heavily customized and supported in-house. This classification also includes end-user-developed applications deemed critical to the business.

     - - Business Software (Purchased) -- Applications purchased from an outside vendor and used for automating business processes (i.e., financial systems, order processing systems, purchasing systems).

     - - Manufacturing Software (Purchased) -- Applications purchased from an outside vendor and used for automating manufacturing processes.

     - - Personal Computer Software (Purchased) -- All software packages resident on personal computers. This includes things such as operating systems, word processing software, communications software, project management software, and spreadsheet software.

     - - Infrastructure Software (Purchased) -- Purchased software used in the client/server and network environments.

     - - IT Hardware -- Information Technology hardware components including midrange machines, personal computers, printers, network hardware.

     - - Facilities & Utilities -- Components in the office and manufacturing supporting systems environments. Types of components include: copy machines, fax machines, telephone/communications systems, security systems, fire alarm/control, electrical, waste treatment, alarms, and air handlers.

     - - Manufacturing Equipment -- Shop floor equipment such as clean rooms, crystal pullers, epitaxial reactors, inspection, lab, lappers, laser markers, measurement tools, grinders, polishers, slicers, and wet benches.

IN-HOUSE APPLICATIONS. The Company is evaluating the extent to which modifications of the Company's in-house applications will be necessary to accommodate the Year 2000 and is modifying the Company's in-house applications to enable continued processing of data into and beyond the Year 2000. This phase of the Company's Year 2000 project is approximately 90% complete and the Company anticipates substantially completing remediation and testing of the Company's in-house applications by the end of the second quarter of 1999.

PURCHASED SOFTWARE. The Company is obtaining, where feasible, contractual warranties from systems vendors that their products are or will be Year 2000 compliant. The Company has completed approximately 95%, 75% and 90% of its Year 2000 project related to business software, manufacturing software and personal computer software, respectively, and has completed its Year 2000 project related to infrastructure software. The Company expects this phase of its Year 2000 project to be substantially completed by the end of the second quarter of 1999. The Company requires Year 2000 contractual warranties from all vendors of new software and hardware. In addition, the Company is testing newly purchased computer hardware and software systems in an effort to ensure their Year 2000 compliance.

EMBEDDED SYSTEMS. For in-house embedded systems, the Company is modifying its systems to enable the continuing functioning of equipment into and beyond the Year 2000. For third-party embedded systems, the Company is obtaining, where feasible, contractual warranties from systems vendors that their products are or will be Year 2000 compliant. The Company has completed this phase of its Year 2000 project for hardware and has completed approximately 65% and 55% of its Year 2000 project related to facilities and utilities, and manufacturing equipment, respectively. The Company anticipates that such embedded systems will be fully tested by June 1999.

SUPPLIERS/BUSINESS PARTNERS. The Company has also communicated with its strategic suppliers and equipment vendors seeking assurances that they will be Year 2000 ready. The Company's goal is to obtain as much detailed information as possible about its strategic suppliers/business partners' Year 2000 plans so as to identify those companies which appear to pose a significant risk of failure to perform their obligations to the Company as a result of the Year 2000. Detailed information regarding all of its strategic suppliers and equipment vendors has been compiled and Year 2000 audits have been completed for the most critical suppliers. This will be an ongoing process during the Company's Year 2000 project. For those strategic suppliers and equipment vendors that do not respond as to their status or their response is not satisfactory, the Company is developing contingency plans to ensure that sufficient resources are available to continue with business operations.

COSTS TO ADDRESS THE YEAR 2000. Spending for modifications and updates is being expensed as incurred and is not expected to have a material impact on the Company's results of operations or cash flows. The cost of the Company's Year 2000 project is being funded through borrowings. The Company estimates that its total incremental Year 2000 expenditures will be in the range of $5 - $7 million. Through March 31, 1999, the Company has expended approximately $2.8 million of incremental costs consisting mainly of contract programmers and consulting costs associated with the evaluation, assessment and remediation of computer systems and manufacturing equipment. The Company anticipates that contract programming costs will be its most significant cost as the Year 2000 project proceeds to completion.

RISK ANALYSIS. Like most large business enterprises, the Company is dependent upon its own internal computer technology and relies upon the timely performance of its suppliers/business partners. A large-scale Year 2000 failure could impair the Company's ability to timely deliver silicon wafers with the exacting specifications required by its customers, thereby causing potential lost sales and additional expenses. The Company's Year 2000 project seeks to identify and minimize this risk and includes testing of its in-house applications, purchased software and embedded systems to ensure that all such systems will function before and after the Year 2000. The Company is continually refining its understanding of the risk the Year 2000 poses to its strategic suppliers/business partners based upon information obtained through its surveys. This refinement will continue into mid-1999.

CONTINGENCY PLANS. The Company's Year 2000 project includes the development of contingency plans for business critical systems and manufacturing equipment as well as for strategic suppliers/business partners to attempt to minimize disruption to its operations in the event of a Year 2000 failure. The Company will be formulating plans to address a variety of failure scenarios, including failures of its in-house applications, as well as failures of strategic suppliers/business partners. The Company anticipates it will substantially complete Year 2000 contingency planning by June 1999.

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

EURO CONVERSION. On January 1, 1999, eleven of the fifteen member countries of the European union established fixed conversion rates between their existing sovereign currencies and the Euro. The participating countries have agreed to adopt the Euro as their common legal currency as of that date while still utilizing their local currency until January 1, 2002.

The Company has begun to assess the potential impact that may result from the Euro conversion. In addition to tax accounting considerations, the Company is also assessing the potential impact from the Euro conversion in a number of other areas, including the technical challenges to adapt information technology and other systems to accommodate Euro-denominated transactions; the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis; the impact on currency exchange costs and currency exchange rate risk; and the impact on existing contracts. While the Company will continue to assess the impact of the introduction of the Euro, based on currently available information, management does not believe that the introduction of the Euro will have a material adverse effect on the Company's financial condition or results of operation.

RECENTLY  ISSUED  ACCOUNTING   PRONOUNCEMENTS.   In  June  1998,  the  Financial
Accounting  Standards Board issued Statement of Financial  Accounting  Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as assets or liabilities within the balance sheet, and requires both the derivatives and the underlying exposure to be recorded at fair value. Any gain or loss resulting from changes in fair value will be recorded as part of the results of operations, or as a component of comprehensive income or loss, depending upon the intended use of the derivative. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The Company does not believe that the implementation of this Statement will have a material adverse effect on its financial condition or results of operations.

Cautionary Statement Regarding Forward-Looking Statements. This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the utilization of the restructuring reserve; liquidity into 2000; the successful implementation of Year 2000 initiatives; continued pricing pressure on silicon wafers; the timing of the closure of the Spartanburg facility and the ongoing operating expenses to be incurred until such closure; the timing of the termination of the remaining employees at the Spartanburg facility; and the impact of the introduction of the Euro. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: the demand for the Company's wafers; utilization of manufacturing capacity; demand for semiconductors generally; changes in the pricing environment; general economic conditions in the Asia Pacific region and Japan; competitors' actions; willingness of customers to re-qualify Spartanburg-based customer orders at other Company facilities; the status and effectiveness of the Company's Year 2000 efforts; and other risks described in the Company's filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company enters into currency swaps to minimize the risk and costs associated with its financing activities in currencies other than its functional currency. The Company does not hold derivatives for trading purposes. There have been no significant changes in Company's holdings of interest rate sensitive or foreign currency exchange rate sensitive instruments during the first quarter of 1999.

                     PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to PART I, Item 3. Legal Proceedings, in the Company's annual report on Form 10-K for the year ended December 31, 1998 for descriptions of legal proceedings.

As previously reported, the Company was a named defendant in two class action lawsuits filed against companies operating industrial facilities along I-10 and along the Houston Ship Channel in Harris County, Texas. The lawsuits alleged that the defendants had discharged various pollutants into the air, soil, ground and surface waters. See the Company's annual report on Form 10-K for the 1998 fiscal year. The Company has agreed to a settlement of these lawsuits and has been dismissed without prejudice as a defendant in such lawsuits. The settlement is conditioned upon the Company receiving signed releases from substantially all of the plaintiffs in these lawsuits.

Item 2. Changes in Securities and Use of Proceeds.

On March 22, 1999, pursuant to Regulation D promulgated under the Securities Act of 1933, as amended, the Company sold 15,399,130 shares of common stock to VEBA Zweite for $6.89 per share. The net proceeds of $106 million were used to repay debt of $100 million under revolving credit agreements and the balance for general corporate purposes.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit
Number              Description

3(i)                Restated   Certificate  of   Incorporation  of  the  Company
                    (Incorporated by reference to Exhibit 3-a of the Company's 10-Q for the Quarter ended June 30, 1995).

3(ii) Restated By-laws of the Company (Incorporated by reference to Exhibit 3.2 of Amendment No. 4 to the Company's Form S-3 Registration Statement No. 333-65973).

4 Form of Rights Certificate to Subscribe for Shares of Common Stock of the Company (Incorporated by reference to Exhibit
                    4.1 of Amendment No. 3 to the Company's Form S-3 Registration Statement No. 333-65973).

10-cc MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on February 17, 1999.

27                  Financial Data Schedule  (filed  electronically  with the
                    SEC only).


(b)      Reports on Form 8-K

During the first quarter of 1999, we filed the following six current reports on Form 8-K:

1.                  Item 5 Form 8-K filed on January 28, 1999;

2.                  Item 5 Form 8-K filed on March 1, 1999;

3.                  Item 5 Form 8-K filed on March 2, 1999;

4.                  Item 5 Form 8-K filed on March 5, 1999;

5. Form 8-K/A filed on March 16, 1999 amending Form 8-K filed March 2, 1999;

6.                  Item 5 Form 8-K filed on March 26, 1999.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                MEMC Electronic Materials, Inc.

May 13, 1999                  /s/ JAMES M. STOLZE
-------------------             ----------------------------------------
                                James M. Stolze
                                Executive Vice President and Chief Financial
                                Officer (on behalf of the registrant and as
                                principal financial and accounting officer)

                                 EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number         Exhibit
------         ------

10-cc MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on February 17, 1999.


27             Financial Data Schedule (filed electronically with SEC only).