Form 10-Q
period 1999-06-30
MEMC ELECTRONIC MATERIALS INC
filed 1999-08-10
CIK 945436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
 For the quarterly period ended June 30, 1999 _________________________________


                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

For the transition period from                        to
                              ------------------------  ------------------------

Commission File Number:                                                1-13828
                              --------------------------------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


     The number of shares of the registrant's common stock outstanding at July 30, 1999 was 69,534,792.

                         PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; Dollars in thousands, except share data)

                                                    Three Months Ended            Six Months Ended
                                                         June  30,                    June 30,
                                                    1999          1998           1999          1998
Net sales                                       $  168,043   $   202,153      $ 327,843     $ 437,396
Costs of goods sold                                170,009       205,965        343,625       417,440
                                                ----------   -----------      ---------     ---------
      Gross margin                                  (1,966)       (3,812)       (15,782)       19,956
Operating expenses:
    Marketing and administration                    17,293        18,940         34,172        37,370
    Research and development                        19,710        17,664         40,567        37,767
    Restructuring costs                                  -       131,428              -       139,454
                                                ----------   -----------      ---------     ---------
      Operating loss                               (38,969)     (171,844)       (90,521)     (194,635)
                                                ----------   -----------      ---------     ---------
Nonoperating (income) expense:
    Interest expense                                15,696         8,986         33,155        17,264
    Interest income                                   (291)         (376)          (733)         (879)
    Royalty income                                  (1,458)       (1,423)        (2,683)       (2,524)
    Other, net                                        (411)        1,609            146         3,200
                                                ----------   -----------      ---------     ---------
      Total nonoperating expense                    13,536         8,796         29,885        17,061
                                                ----------   -----------      ---------     ---------
      Loss before income taxes, equity in
         loss of joint ventures
         and minority interests                    (52,505)     (180,640)      (120,406)     (211,696)
Income taxes                                       (16,277)      (36,935)       (37,326)      (47,494)
                                                ----------   -----------      ---------     ---------
      Loss before equity in loss of joint
        ventures and minority interests            (36,228)      (143,705)      (83,080)     (164,202)
Equity in loss of joint ventures                    (3,891)       (6,860)        (8,480)      (18,481)
Minority interests                                     807         1,920          1,994         3,200
                                                ----------   -----------      ---------     ---------
      Net loss                                  $  (39,312)  $  (148,645)     $ (89,566)    $(179,483)
                                                ==========   ===========      =========     =========
Basic loss per share                            $     (.58)  $     (3.67)     $   (1.63)   $    (4.41)
                                                ==========   ===========      =========     =========
Diluted loss per share                          $     (.58)  $     (3.67)     $   (1.63)   $    (4.41)
                                                ==========   ===========      =========     =========
Weighted average shares used in computing
      basic loss per share                      67,266,653    40,511,164     54,800,850    40,703,636
                                                ==========   ===========     ==========    ==========
Weighted average shares used in computing
      diluted loss per share                    67,266,653    40,511,164     54,800,850    40,703,636
                                                ==========   ===========     ==========    ==========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                                      (Unaudited)
                                                                        June 30,       December 31,
                                                                          1999             1998
ASSETS
Current Assets:
    Cash and cash equivalents                                        $    31,666      $    16,168
    Accounts receivable, less allowance for doubtful accounts
        $2,835 and $2,853 in 1999 and 1998, respectively                  92,619           98,528
    Income taxes receivable                                                3,691           10,161
    Inventories                                                          107,796          115,927
    Deferred tax assets, net                                              18,314           23,129
    Prepaid and other current assets                                      19,538           35,225
                                                                     -----------      -----------
        Total current assets                                             273,624          299,138
Property, plant and equipment, net of accumulated depreciation of
     $619,788 and $569,327 in 1999 and 1998, respectively              1,106,903        1,188,832
Investments in joint ventures                                             98,433           94,610
Excess of cost over net assets acquired, net of accumulated
    amortization of $5,803 and $5,128 in 1999 and 1998, respectively      47,721           48,396
Deferred tax asset, net                                                  153,458          104,650
Other assets                                                              34,307           38,088
                                                                     -----------      -----------
        Total assets                                                 $ 1,714,446      $ 1,773,714
                                                                     ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current portion of long-term debt      $    27,162      $    38,644
    Accounts payable                                                      72,653          112,581
    Accrued liabilities                                                   36,143           35,404
    Customer deposits                                                     20,736           17,639
    Provision for restructuring costs                                     26,447           37,299
    Accrued wages and salaries                                            21,863           17,077
                                                                     -----------      -----------
        Total current liabilities                                        205,004          258,644
Long-term debt, less current portion                                     783,558          871,163
Pension and similar liabilities                                           95,797           92,466
Customer deposits                                                         52,073           59,033
Other liabilities                                                         42,861           45,126
                                                                     -----------      -----------
        Total liabilities                                              1,179,293        1,326,432
                                                                     -----------      -----------
Minority interests                                                        46,248           48,242
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value, 50,000,000 shares authorized,
        none issued or outstanding at 1999 or 1998                             -                -
    Common stock, $.01 par value, 200,000,000 shares authorized,
        70,463,997 and 41,436,421 issued in 1999 and 1998, respectively      705              414
    Additional paid-in capital                                           770,848          574,188
    Accumulated deficit                                                 (237,402)        (147,836)
    Accumulated other comprehensive loss                                 (28,101)         (10,581)
    Unearned restricted stock awards                                        (125)            (125)
    Treasury stock, at cost: 929,205 in 1999 and 1998                    (17,020)         (17,020)
                                                                     -----------      -----------
        Total stockholders' equity                                       488,905          399,040
                                                                     -----------      -----------
        Total liabilities and stockholders' equity                  $  1,714,446      $ 1,773,714
                                                                     ===========      ===========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited; Dollars in thousands)

                                                                            Six Months Ended
                                                                                June 30,
                                                                         1999              1998
Cash flows from operating activities:
    Net loss                                                         $   (89,566)     $  (179,483)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
            Depreciation and amortization                                 79,786           78,384
            Restructuring costs                                                -          114,800
            Minority interests                                            (1,994)          (3,200)
            Equity in loss of joint ventures                               8,480           18,481
            Loss on sale of property, plant and equipment                  1,383               34
            Working capital and other                                    (71,094)         (66,429)
                                                                     -----------      -----------
                Net cash used in operating activities                    (73,005)         (37,413)
                                                                     -----------      -----------
Cash flows from investing activities:
    Capital expenditures                                                 (20,271)        (107,939)
    Proceeds from sale of property, plant and equipment                        3            3,043
    Equity infusions in joint ventures                                   (12,052)         (11,747)
    Notes receivable from affiliates                                       9,654                -
    Other                                                                      -             (398)
                                                                     -----------      -----------
Net cash used in investing activities                                    (22,666)        (117,041)
                                                                     -----------      -----------
Cash flows from financing activities:
    Net short-term borrowings                                             (6,039)          (3,726)
    Proceeds from issuance of long-term debt                               8,735          170,404
    Principal payments on long-term debt                                 (86,474)          (9,715)
    Repurchase of common stock                                                -           (15,692)
    Proceeds from issuance of common stock                               196,951                -
                                                                     -----------      -----------
        Net cash provided by financing activities                        113,173          141,271
                                                                     -----------      -----------
Effect of exchange rates on cash and cash equivalents                     (2,004)             (93)
                                                                     -----------      -----------
Net increase (decrease) in cash                                           15,498          (13,276)

Cash and cash equivalents at beginning of year                            16,168           30,053
                                                                     -----------      -----------
Cash and cash equivalents at end of period                           $    31,666      $    16,777
                                                                     ===========      ===========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with the Company's annual report to shareholders for the fiscal year ended December 31, 1998, which contains the Company's audited financial statements for such year and the related management's discussion and analysis of financial condition and results of operations. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2) Earnings (loss) per share

The numerator for basic and diluted loss per share calculations is net loss for all periods presented. The denominator for the basic and diluted loss per share calculations for the three-month and six-month periods ended June 30, 1999 and 1998 is the same within each period (the weighted average shares outstanding for each respective period). Options outstanding at June 30, 1999, 2,394,814, were not included in the computation of diluted loss per share due to the net loss incurred during the three-month and six-month periods ended June 30, 1999.

(3) Inventories

Inventories consist of the following:

                                                 June 30,           December 31,
                                                   1999                  1998

Raw materials and supplies                      $  54,338            $  59,722
Goods in process                                   19,195               33,612
Finished goods                                     34,263               22,593
                                                ---------            ---------
                                                $ 107,796            $ 115,927
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

                                                        Balance      Balance
                                               Amount   June 30,   December 31,
                                  Provision   Utilized    1999         1998
Asset impairment/write-off:
    Spartanburg property, plant
        and equipment             $  36,300   $ 36,300   $      -   $      -
    Malaysian joint venture assets   28,000     27,421        579      2,805
    Chinese joint venture assets     13,800      9,654      4,146      4,158
    Other infrastructure              3,225      3,225          -          -
                                  ---------   --------   --------   --------
    Total                            81,325     76,600      4,725      6,963
                                  ---------   --------   --------   --------
Dismantling and related costs:
    Dismantling costs                11,345      1,982      9,363     10,306
    Costs incurred by
        equipment suppliers           5,000      5,000          -          -
    Environmental costs               3,500         89      3,411      3,489
    Operating leases                  3,000          -      3,000      3,000
    Other                             3,000        134      2,866      3,000
                                  ---------   --------   --------   --------
    Total                            25,845      7,205     18,640     19,795
                                  ---------   --------   --------   --------
Personnel Costs                      14,500     11,418      3,082     10,541
                                  ---------   --------   --------   --------
Total Restructuring Costs         $ 121,670   $ 95,223   $ 26,447   $ 37,299
                                  =========   ========   ========   ========

Substantially all of the $26,447 restructuring reserve is expected to be expended by 1999 year-end and relates primarily to costs associated with the Spartanburg facility.

In addition to the restructuring activities discussed above, the Company recorded a $24,654 million charge for a voluntary severance program during 1998.

(5) Comprehensive Loss

Comprehensive loss for the three-months ended June 30, 1999 and 1998, was $48,212 and $151,207, respectively. Comprehensive loss for the six-months ended June 30, 1999 and 1998, was $107,086 and $184,470, respectively. The Company's only adjustment from net loss to comprehensive loss was foreign currency translation adjustments in all periods presented.

(6) Private Placement

On March 22, 1999, the Company sold 15,399,130 shares of common stock in a private placement to VEBA Zweite Verwaltungsgesellschaft mbH (VEBA Zweite), a subsidiary of VEBA AG, for $6.89 per share. The net proceeds of approximately $106,000 were used to repay debt of approximately $100,000 under revolving credit agreements with the balance used for general corporate purposes.

(7) Rights Offering

On April 16, 1999, the Company sold 13,628,446 shares of common stock for $6.89 per share in connection with a rights offering. The net proceeds of approximately $91,000 were used to repay debt of approximately $90,000 from VEBA AG and its affiliates under revolving credit agreements and the balance was used for general corporate purposes. VEBA AG and its affiliates now own 71.8% of the outstanding shares of common stock following the private placement and rights offering.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales decreased 17% to $168 million for the second quarter of 1999 from $202 million for the second quarter of 1998. The decrease was primarily attributable to a decrease in average selling price and a slight decrease in product volume in the second quarter 1999 compared to the second quarter 1998. Net sales decreased 25% to $328 million for the six-months ended June 30, 1999 from $437 million for the six-months ended June 30, 1998. The decrease in the 1999 six-month period was attributable to a significant decrease in average selling price and a 10% decline in product volume. The product volume declines for the six-month period were due to a continued weakening in demand for smaller diameter wafers, which was partially offset by a 14% increase in 200-millimeter product volume. On a geographic basis, product volumes decreased most significantly in Japan followed by Europe and Asia Pacific. Excess capacity in the semiconductor industry continues to be exacerbated by weak economic conditions in the Japanese and European markets.

Excess capacity in the semiconductor and silicon wafer industries has caused average selling prices to decline significantly since the beginning of 1997. Although the rate of price decline has moderated in the latest quarter, the Company expects continued pressure on prices, at least in the near term. However, the Company has had increases in product volume for the last two calendar quarters and increases in net sales for the last three calendar quarters.

Gross Margin. Gross margin improved to negative 1% in the second quarter of 1999 from a negative 2% for the second quarter of 1998. The increase in gross margin was primarily attributable to significant cost reductions in 1999 which were then substantially offset by declines in prices. Advanced large diameter and epitaxial products represented 51% and 45% of product volume for the second quarters of 1999 and 1998, respectively. The increase in this ratio is indicative of the Company's customers utilizing 200-millimeter facilities in preference to their smaller diameter facilities in order to obtain the lowest cost per device.

Gross margin was a negative 5% in the six-months ended June 30, 1999 compared to a positive 5% in the six-months ended June 30, 1998. The decline in gross margin was primarily attributable to significant declines in volume and price for 1999, which were only partially offset by cost reductions.

Research and Development. Research and development costs were $20 million for the second quarter 1999, which represents a 12% increase from $18 million for the second quarter 1998. Research and development costs were $41 million for the first six months of 1999, which represents a 7% increase from $38 million for the first six months of 1998. The increases were primarily due to increased depreciation associated with capital expenditures made in the Company's 300-millimeter pilot line in St. Peters, MO and the 300-millimeter integrated development line in Utsunomiya, Japan.

Interest Expense. Interest expense totaled $16 million and $33 million for the three and six-month periods ended June 30, 1999, respectively, compared to $9 million and $17 million for the three and six-month periods ended June 30, 1998, respectively. The increase in interest expense was primarily attributable to increased borrowings and, to a lesser extent, higher interest rates on loans from VEBA AG and its affiliates as a result of the Company's debt restructuring in September 1998.

Income Taxes. The effective income tax rates were 31% and 22% for the six months ended June 30, 1999 and 1998, respectively. This fluctuation resulted from changes in the composition of worldwide taxable income.

Equity in Loss of Joint Ventures. Equity in loss of joint ventures was $4 million in the second quarter 1999, as compared to a loss of $7 million in the second quarter 1998. The Company's share of the loss of Posco Huls Co., Ltd.
(PHC), the Company's 40%-owned, unconsolidated joint venture in South Korea, was $2 million in the second quarter 1999 compared to a gain of $1 million in the second quarter 1998. Although PHC's revenues increased for the 1999 second quarter, PHC experienced an increased loss. This increased loss was primarily due to unfavorable currency fluctuations and a significant decrease in average selling price, which were only partially offset by the substantial increase in product volume. The Company's share of the loss of Taisil Electronic Materials Corporation (Taisil), the Company's 45%-owned, unconsolidated joint venture in Taiwan, was $2 million in the second quarter 1999 compared to a loss of $8 million in the second quarter 1998. Taisil's reduction in loss was primarily due to a significant increase in product volume partially offset by a decrease in average selling price.

Equity in loss of joint ventures was $8 million in the six months ended June 30, 1999, as compared to a loss of $18 million in the six months ended June 30, 1998. The Company's share of the loss of PHC was $4 million in the six months ended June 30, 1999 compared to a loss of $6 million in the six months ended June 30, 1998. PHC experienced an increase in revenues in the six months ended June 30, 1999 compared to the six months ended June 30, 1998. PHC's increase in revenues and decrease in loss were primarily due to a significant increase in product volume, partially offset by a decrease in average selling price. The Company's share of the loss of Taisil was $4 million in the six months ended June 30, 1999 compared to a loss of $12 million in the six months ended June 30, 1998. Taisil's reduction in loss was primarily due to a significant increase in product volume, partially offset by a decrease in average selling price.

Net Loss. Net loss for the three and six month periods ended June 30, 1999 was approximately $39 million and $90 million, respectively. Net loss for the three and six month periods ended June 30, 1998 was $149 million and $179 million, respectively. The reduction in net loss for the 1999 periods was primarily a result of restructuring charges of $105 million, net of the tax benefit, for the three months ended June 30, 1998 and restructuring charges of $111 million, net of the tax benefit, for the six months ended June 30, 1998. No restructuring charges were recorded in 1999.

Liquidity and Capital Resources. At June 30, 1999, the Company had cash and cash equivalents of $32 million. The Company's borrowings against its $1 billion of credit facilities were $811 million at June 30, 1999. Outstanding borrowings decreased $99 million from December 31, 1998 to June 30, 1999. The decrease in borrowings was primarily attributable to the application of the net proceeds from the Company's private placement and rights offering completed in the first six-months of 1999 to repay debt under the Company's revolving credit agreements.

A comparison of the  components of the Company's  financial  condition  follows:
(dollars in millions)

                                                  June 30,          December 31,
                                                    1999                1998
                                                    ----                ----
Working capital                                   $     69             $     40
Stockholders' equity                              $    489             $    399
Current ratio                                     1.3 to 1             1.2 to 1
Total debt to total capitalization                     60%                  67%
Weighted average borrowing rate                       7.6%                 7.8%

Cash used by operating activities increased to $73 million in the six-months ended June 30, 1999 from $37 million in the six-months ended June 30, 1998. The primary factor in the increase in cash used by operations was the net loss in the six-months ended June 30, 1999 versus the net loss in the six-months ended June 30, 1998 less the non-cash portion of the restructuring charge taken in the six-months ended June 30, 1998.

Cash used in investing activities decreased in the six-months ended June 30, 1999 to $23 million from $117 million in the six-months ended June 30, 1998. The primary reduction in cash used by investing activities was a reduction in spending on capital projects. The Company had committed capital expenditures of $36 million as of June 30, 1999. Capital expenditures for the six-months ended June 30, 1999 were primarily related to the worldwide implementation of SAP worldwide and to maintenance capital. In addition, the Company made a $12 million equity infusion into Taisil in the six-months ended June 30, 1999.

Cash flows provided by financing activities decreased to $113 million in the six-months ended June 30, 1999 from $141 million in the six-months ended June 30, 1998. The most significant change in the six-months ended June 30, 1999, as compared to the prior year period, was that financing in 1999 consisted primarily of proceeds from issuance of common stock versus the issuance of debt in 1998.

Management currently believes that cash generated from operations, together with the liquidity provided by existing cash balances and credit facilities will be sufficient to satisfy commitments for capital expenditures and other operating cash requirements into 2000.

The silicon wafer industry is highly capital intensive. Even with the proceeds from the recently completed private placement and rights offering and anticipated cash generated from future operations, the Company may need to seek additional capital in order to fund its future needs for capital expenditures, research and development, and marketing and customer service and support. There can be no assurance such capital will be available on terms acceptable to the Company. The Company's capital needs depend on numerous factors, including its profitability and investment in capital expenditures and research and development.

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

In-House Applications. The Company has evaluated the extent to which modifications of the Company's in-house applications are believed necessary to accommodate the Year 2000 and has completed the modifications of the Company's in-house applications necessary to enable continued processing of data into and beyond the Year 2000.

Purchased Software. The Company is obtaining, where feasible, contractual warranties from systems vendors that their products are or will be Year 2000 compliant. The Company has completed approximately 100%, 85% and 95% of its Year 2000 project related to business software, manufacturing software and personal computer software, respectively, and has completed its Year 2000 project related to infrastructure software. The Company requires Year 2000 contractual warranties from all vendors of new software and hardware. In addition, the Company is testing newly purchased computer hardware and software systems in an effort to ensure their Year 2000 compliance.

Embedded Systems. For in-house embedded systems, the Company is modifying its systems to enable the continuing functioning of equipment into and beyond the Year 2000. For third-party embedded systems, the Company is obtaining, where feasible, contractual warranties from systems vendors that their products are or will be Year 2000 compliant. The Company has completed this phase of its Year 2000 project for hardware and has completed approximately 80% and 85% of its Year 2000 project related to facilities and utilities, and manufacturing equipment, respectively. The Company anticipates that such embedded systems will be fully tested by September 1999.

Suppliers/Business Partners. The Company has communicated with its strategic suppliers and equipment vendors seeking assurances that they will be Year 2000 ready. The Company's goal is to obtain as much detailed information as possible about its strategic suppliers/business partners' Year 2000 plans so as to identify those companies which appear to pose a significant risk of failure to perform their obligations to the Company as a result of the Year 2000. Detailed information regarding all of its strategic suppliers and equipment vendors has been compiled and Year 2000 audits have been completed for the most critical suppliers. This will be an ongoing process during the Company's Year 2000 project. For those strategic suppliers and equipment vendors that do not respond as to their status or whose response is not satisfactory, the Company is developing contingency plans to ensure that sufficient resources are available to continue with business operations.

Costs to address Year 2000. Spending for modifications and updates is being expensed as incurred and is not expected to have a material impact on the Company's results of operations or cash flows. The cost of the Company's Year 2000 project is being funded through borrowings. The Company estimates that its total incremental Year 2000 expenditures will be in the range of $5 - $7 million. Through June 30, 1999, the Company has expended approximately $3.5 million of incremental costs consisting mainly of contract programmers and consulting costs associated with the evaluation, assessment and remediation of computer systems and manufacturing equipment. The Company anticipates that contract programming costs will be its most significant cost as the Year 2000 project proceeds to completion.

Risk Analysis. Like most large business enterprises, the Company is dependent upon its own internal computer technology and relies upon the timely performance of its suppliers/business partners. A large-scale Year 2000 failure could impair the Company's ability to timely deliver silicon wafers with the exacting specifications required by its customers, thereby causing potential lost sales and additional expenses. The Company's Year 2000 project seeks to identify and minimize this risk and includes testing of its in-house applications, purchased software and embedded systems to ensure that all such systems will function before and after the Year 2000. The Company is continually refining its understanding of the risk the Year 2000 poses to its strategic suppliers/business partners based upon information obtained through its surveys. This refinement will continue into 1999 third quarter.

Contingency Plans. The Company's Year 2000 project includes the development of contingency plans for business critical systems and manufacturing equipment as well as for strategic suppliers/business partners to attempt to minimize disruption to its operations in the event of a Year 2000 failure. The Company is in the process of formulating plans to address a variety of failure scenarios, including failures of its in-house applications, as well as failures of strategic suppliers/business partners. The Company anticipates it will substantially complete Year 2000 contingency planning by September 1999.

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

Recently  Issued  Accounting   Pronouncements.   In  June  1998,  the  Financial
Accounting  Standards Board issued Statement of Financial  Accounting  Standards
(SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as assets or liabilities within the balance sheet, and requires both the derivatives and the underlying exposure to be recorded at fair value. Any gain or loss resulting from changes in fair value will be recorded as part of the results of operations, or as a component of comprehensive income or loss, depending upon the intended use of the derivative. In July 1999, the Financial Accountings Standards Board changed the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that the implementation of this Statement will have a material adverse effect on its financial condition or results of operations.

Cautionary Statement Regarding Forward-Looking Statements. This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the utilization of the restructuring reserve; liquidity into 2000; the successful implementation and expected completion dates of Year 2000 initiatives; continued pricing pressure on silicon wafers; the timing of the dismantling of the Spartanburg facility; the timing of the termination of the remaining employees at the Spartanburg facility; and the impact of the introduction of the Euro. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: the demand for the Company's wafers; utilization of manufacturing capacity; demand for semiconductors generally; changes in the pricing environment; general economic conditions in the Asia Pacific region, Japan and Europe; competitors' actions; the effectiveness of the Company's Year 2000 efforts; the accuracy of management's assumptions regarding the dismantling of the Spartanburg facility and the impact of the introduction of the Euro, and other risks described in the Company's filings with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company enters into currency swaps to minimize the risk and costs associated with its financing activities in currencies other than its functional currency. The Company does not hold derivatives for trading purposes. There have been no significant changes in Company's holdings of interest rate sensitive or foreign currency exchange rate sensitive instruments since December 31, 1998.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to PART I, Item 3. Legal Proceedings, in the Company's annual report on Form 10-K for the year ended December 31, 1998 and to PART II, Item 1. Legal Proceedings in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 1999 for descriptions of legal proceedings.

As previously reported, the Company was involved in a dispute with a manufacturer of equipment for the production of silicon wafers. The dispute related to the Company's cancellation of an order for a number of pieces of equipment. See the Company's annual report on Form 10-K for the year ended December 31, 1998. In June 1999, the Company settled this matter. As part of the settlement, the equipment manufacturer granted the Company a full release from any further claims relating to this dispute.



Item 4. Submission of Matters to a Vote of Security Holders.


The Annual Meeting of Stockholders of the Company was held on May 6, 1999. The directors listed in the Notice of Annual Meeting of Stockholders dated April 2, 1999 were elected to terms expiring in 2002, with the voting as follows:

Director                  For                Withheld          Non-Votes
----------            -------------        ------------       -------------

Willem D. Maris        38,779,549             346,447               0
Paul T. O'Brien        38,780,549             345,447               0
Klaus R. von Horde     38,759,045             366,951               0

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit
Number        Description
-------       -----------

3(i) Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3-a of the Company's Form 10-Q for the Quarter ended June 30, 1995).

3(ii)         Restated  By-laws of the Company.


27            Financial Data Schedule (filed electronically with the SEC only).


(b)           Reports on Form 8-K

During the second quarter of 1999, we filed the following three current reports on Form 8-K:

1.             Item 5 Form 8-K filed on April 13, 1999;

2.             Item 5 Form 8-K filed on April 13, 1999;

3.             Item 5 Form 8-K filed on April 23, 1999;

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MEMC Electronic Materials, Inc.

August 10, 1999             s/ JAMES M. STOLZE
---------------             ----------------------------------------------------
                            James M. Stolze
                            Executive Vice President and Chief Financial Officer
                            (on behalf of the registrant and as principal financial and accounting officer)

                                  EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601of Regulation S-K.

Exhibit
Number         Exhibit
-------        -------

3(ii)           Restated  By-laws of the Company.


27             Financial Data Schedule (filed electronically with SEC only).