Form 10-Q
period 1999-09-30
MEMC ELECTRONIC MATERIALS INC
filed 1999-11-01
CIK 945436

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-Q


                                (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999_______________________________


                                      or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ________________________

Commission File Number:                                                 1-13828
                       ---------------------------------------------------------

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

                                    636-474-5000
--------------------------------------------------------------------------------
               (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


     The number of shares of the registrant's common stock outstanding at October 31, 1999 was 69,555,992.

                       PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               (Unaudited; Dollars in thousands, except share data)

                                                    Three Months Ended          Nine Months Ended
                                                       September  30,              September 30,
                                                    1999          1998           1999          1998
                                                ----------    ----------     ----------    ----------
Net sales                                       $  182,781    $  167,685     $  510,624    $  605,081
Costs of goods sold                                177,859       195,780        521,484       613,220
                                                ----------    ----------     ----------    ----------
      Gross margin                                   4,922       (28,095)       (10,860)       (8,139)
Operating expenses:
    Marketing and administration                    15,962        16,295         50,134        53,665
    Research and development                        20,723        20,563         61,290        58,330
    Restructuring costs                                  -             -              -       139,454
                                                ----------    ----------     ----------    ----------
      Operating loss                               (31,763)      (64,953)      (122,284)     (259,588)
                                                ----------    ----------     ----------    ----------
Nonoperating (income) expense:
    Interest expense                                15,899        11,931         49,054        29,195
    Interest income                                   (450)         (293)       (1,183)       (1,172)
    Royalty income                                  (1,500)       (1,188)       (4,183)       (3,712)
    Other, net                                       1,337           136          1,483         3,336
                                                ----------    ----------     ----------    ----------
      Total nonoperating expense                    15,286        10,586         45,171        27,647
                                                ----------    ----------     ----------    ----------
      Loss before income taxes, equity in
         loss of joint ventures
         and minority interests                    (47,049)      (75,539)      (167,455)     (287,235)
Income taxes                                       (14,585)      (17,642)       (51,911)      (65,136)
                                                ----------    ----------     ----------    ----------
      Loss before equity in loss of joint
        ventures and minority interests            (32,464)      (57,897)      (115,544)     (222,099)
Equity in loss of joint ventures                    (2,642)      (12,860)       (11,122)      (31,341)
Minority interests                                   1,389         5,807          3,383         9,007
                                                ----------    ----------     ----------    ----------
      Net loss                                  $  (33,717)   $  (64,950)    $ (123,283)   $ (244,433)
                                                ==========    ==========     ==========    ==========
Basic loss per share                            $     (.48)   $    (1.60)    $    (2.06)   $    (6.01)
                                                ==========    ==========     ==========    ==========
Diluted loss per share                          $     (.48)   $    (1.60)    $    (2.06)   $    (6.01)
                                                ==========    ==========     ==========    ==========
Weighted average shares used in computing
      basic loss per share                      69,521,389    40,507,810     59,761,618    40,637,643
                                                ==========    ==========     ==========    ==========
Weighted average shares used in computing
      diluted loss per share                    69,521,389    40,507,810     59,761,618    40,637,643
                                                ==========    ==========     ==========    ==========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     (Dollars in thousands, except share data)

                                                                     (Unaudited)
                                                                    September 30,    December 31,
                                                                         1999             1998
                                                                    ------------      -----------
ASSETS
Current Assets:
    Cash and cash equivalents                                          $  20,656      $    16,168
    Accounts receivable, less allowance for doubtful accounts
        $3,048 and $2,853 in 1999 and 1998, respectively                 111,477           98,528
    Income taxes receivable                                                5,143           10,161
    Inventories                                                          107,181          115,927
    Deferred tax assets, net                                              14,920           23,129
    Prepaid and other current assets                                      13,926           35,225
                                                                    ------------      -----------
        Total current assets                                             273,303          299,138
Property, plant and equipment, net of accumulated depreciation of
     $673,318 and $569,327 in 1999 and 1998, respectively              1,123,585        1,188,832
Investments in joint ventures                                             95,791           94,610
Excess of cost over net assets acquired, net of accumulated
    amortization of $6,134 and $5,128 in 1999 and 1998, respectively      47,390           48,396
Deferred tax asset, net                                                  169,641          104,650
Other assets                                                              31,302           38,088
                                                                    ------------      -----------
        Total assets                                                 $ 1,741,012      $ 1,773,714
                                                                    ============      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current portion of long-term debt      $    27,114      $    38,644
    Accounts payable                                                      75,326          112,581
    Accrued liabilities                                                   38,315           35,404
    Customer deposits                                                     22,446           17,639
    Provision for restructuring costs                                     24,271           37,299
    Accrued wages and salaries                                            26,375           17,077
                                                                    ------------      -----------
        Total current liabilities                                        213,847          258,644
Long-term debt, less current portion                                     833,676          871,163
Pension and similar liabilities                                           91,849           92,466
Customer deposits                                                         48,930           59,033
Other liabilities                                                         44,562           45,126
                                                                    ------------      -----------
        Total liabilities                                              1,232,864        1,326,432
                                                                    ------------      -----------
Minority interests                                                        44,859           48,242
                                                                    ------------      -----------
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value, 50,000,000 shares authorized,
        none issued or outstanding at 1999 or 1998                             -                -
    Common stock, $.01 par value, 200,000,000 shares authorized,
        70,485,197 and 41,436,421 issued in 1999 and 1998, respectively      705              414
    Additional paid-in capital                                           771,168          574,188
    Accumulated deficit                                                 (271,119)        (147,836)
    Accumulated other comprehensive loss                                 (20,320)         (10,581)
    Unearned restricted stock awards                                        (125)            (125)
    Treasury stock, at cost: 929,205 in 1999 and 1998                    (17,020)         (17,020)
                                                                    ------------      -----------
        Total stockholders' equity                                       463,289          399,040
                                                                    ------------      -----------
        Total liabilities and stockholders' equity                  $  1,741,012      $ 1,773,714
                                                                    ============      ===========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited; Dollars in thousands)

                                                                            Nine Months Ended
                                                                               September 30,
                                                                          1999             1998
                                                                      ----------       ----------
Cash flows from operating activities:
    Net loss                                                        $   (123,283)     $  (244,433)
    Adjustments to reconcile net loss to net cash used
        in operating activities:
            Depreciation and amortization                                117,705          120,229
            Restructuring costs                                                -          114,800
            Minority interests                                            (3,383)          (9,007)
            Equity in loss of joint ventures                              11,122           31,341
            Loss on sale of property, plant and equipment                  1,380               82
            Working capital and other                                    (95,256)         (31,758)
                                                                      ----------       ----------
                Net cash used in operating activities                    (91,715)         (18,746)
                                                                      ----------       ----------
Cash flows from investing activities:
    Capital expenditures                                                 (35,439)        (148,354)
    Proceeds from sale of property, plant and equipment                       44            5,242
    Equity infusions in joint ventures                                   (12,052)         (11,747)
    Notes receivable from affiliates                                       9,664                -
    Other                                                                      -              351
                                                                      ----------       ----------
Net cash used in investing activities                                    (37,783)        (154,508)
                                                                      ----------       ----------
Cash flows from financing activities:
    Net short-term borrowings                                             (6,708)         (13,753)
    Proceeds from issuance of long-term debt                             216,642          217,560
    Principal payments on long-term debt                                (272,802)         (11,668)
    Repurchase of common stock                                                -           (15,692)
    Proceeds from issuance of common stock                               197,271                -
                                                                      ----------       ----------
        Net cash provided by financing activities                        134,403          176,447
                                                                      ----------       ----------
Effect of exchange rates on cash and cash equivalents                       (417)             283
                                                                      ----------       ----------
Net increase in cash                                                       4,488            3,476
Cash and cash equivalents at beginning of year                            16,168           30,053
                                                                      ----------       ----------
Cash and cash equivalents at end of period                            $   20,656       $   33,529
                                                                      ==========       ==========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (Dollars in thousands, except share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with the Company's annual report to shareholders for the fiscal year ended December 31, 1998, which contains the Company's audited financial statements for such year and the related management's discussion and analysis of financial condition and results of operations. Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

(2) Earnings (loss) per share

The numerator for basic and diluted loss per share calculations is net loss for all periods presented. The denominator for the basic and diluted loss per share calculations for the three-month and nine-month periods ended September 30, 1999 and 1998 is the same within each period (the weighted average shares outstanding for each respective period). The Company had 2,331,768 options outstanding at September 30, 1999 which were not included in the computation of diluted loss per share due to the net loss incurred during the three-month and nine-month periods ended September 30, 1999.

(3) Inventories

Inventories consist of the following:

                                            September 30,         December 31,
                                                1999                  1998
                                             ----------            ----------

Raw materials and supplies                   $   56,157            $   59,722
Goods in process                                 21,972                33,612
Finished goods                                   29,052                22,593
                                             ----------            ----------
                                             $  107,181            $  115,927
                                             ==========            ==========

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

                                                         Balance       Balance
                                               Amount September 30, December 31,
                                   Provision  Utilized     1999          1998
Asset impairment/write-off:
    Spartanburg property, plant
        and equipment              $  36,300  $ 36,300  $      -     $       -
    Malaysian joint venture assets    28,000    27,469        531        2,805
    Chinese joint venture assets      13,800     9,654      4,146        4,158
    Other infrastructure               3,225     3,225          -            -
                                   ---------  --------  ---------    ---------
    Total                             81,325    76,648      4,677        6,963
                                   ---------  --------  ---------    ---------
Dismantling and related costs:
    Dismantling costs                 11,345      2,448     8,897       10,306
    Costs incurred by
        equipment suppliers            5,000      5,000         -            -
    Environmental costs                3,500      1,352     2,148        3,489
    Operating leases                   3,000        172     2,828        3,000
    Other                              3,000        134     2,866        3,000
                                   ---------  --------  ---------    ---------
    Total                             25,845      9,106    16,739       19,795
                                   ---------  --------  ---------    ---------
Personnel Costs                       14,500     11,645     2,855       10,541
                                   ---------  --------  ---------    ---------
Total Restructuring Costs          $ 121,670  $  97,399 $  24,271    $  37,299
                                   =========  ========= =========    =========

Substantially all of the dismantling and related costs, and the personnel costs included in the $24,271 restructuring reserve are related to the Spartanburg facility. A significant portion of the reserve is expected to be utilized by 1999 year end.

In addition to the restructuring activities discussed above, the Company recorded a $24,654 charge for a voluntary severance program during 1998.

(5) Comprehensive Loss

Comprehensive loss for the three months ended September 30, 1999 and 1998 was $25,936 and $44,468, respectively. Comprehensive loss for the nine months ended September 30, 1999 and 1998, was $133,022 and $228,938, respectively. The Company's only adjustment from net loss to comprehensive loss was foreign currency translation adjustments in all periods presented.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales increased 9% to $183 million for the third quarter of 1999 from $168 million for the third quarter of 1998. The increase was primarily attributable to a 30% increase in product volume offset by a significant decrease in average selling price in the third quarter 1999 compared to the third quarter 1998. Net sales decreased 16% to $511 million for the nine months ended September 30, 1999 from $605 million for the nine months ended September 30, 1998. The decrease in the 1999 nine-month period was attributable to a significant decrease in average selling price. On a geographic basis, product volumes for the nine months ended September 30, 1999 increased in the United States and Asia Pacific, remained relatively flat in Europe, and decreased in Japan as compared to the nine months ended September 30, 1998.

Excess capacity in the semiconductor and silicon wafer industries has caused average selling prices to decline significantly since the beginning of 1997. In general, average selling prices now appear to have stabilized. The Company anticipates that some price increases will be possible in the next few quarters, especially for small diameter products where the market is relatively sold out. However, the 200mm market has not yet reached supply-demand equilibrium. As a result, price increases for 200mm products are expected to be product- and customer-specific, as opposed to broad adjustments. Overall, the Company expects average selling prices to remain relatively flat in the near term.

Gross Margin. Gross margin improved to 3% in the third quarter of 1999 from negative 17% for the third quarter of 1998. The increase in gross margin was primarily attributable to volume increases and significant cost reductions in 1999, which were substantially offset by significant declines in prices as compared to the third quarter of 1998. Advanced large diameter and epitaxial products represented 53% and 50% of product volume for the third quarters of 1999 and 1998, respectively. The continued increase in this ratio is indicative of the Company's customers utilizing 200-millimeter facilities in preference to their smaller diameter facilities in order to obtain the lowest cost per device.

Gross  margin was  negative  2% in the nine  months  ended  September  30,  1999 compared to negative 1% in the nine months ended September 30, 1998. This decline in gross margin was primarily attributable to significant declines in price for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, which were only partially offset by cost reductions and volume increases.

Interest Expense. Interest expense totaled $16 million and $49 million for the three and nine-month periods ended September 30, 1999, respectively, compared to $12 million and $29 million for the three and nine-month periods ended September 30, 1998, respectively. The increase in interest expense was primarily attributable to increased borrowings and, to a lesser extent, higher interest rates on loans from VEBA AG and its affiliates as a result of the Company's debt restructuring in September 1998.

Income Taxes. The effective income tax rates were 31% and 23% for the nine months ended September 30, 1999 and 1998, respectively. This fluctuation resulted from changes in the composition of worldwide taxable income.

Equity in Loss of Joint Ventures. Equity in loss of joint ventures was $3 million in the third quarter 1999, as compared to $13 million in the third-quarter 1998. The Company's share of the loss of Posco Huls Co., Ltd.
(PHC), the Company's 40%-owned, unconsolidated joint venture in South Korea, was $1 million in the third quarter 1999 compared to a loss of $8 million in the third quarter 1998. PHC's reduction in loss was primarily due to a significant increase in product volume partially offset by a decrease in average selling price. The Company's share of the loss of Taisil Electronic Materials Corporation (Taisil), the Company's 45%-owned, unconsolidated joint venture in Taiwan, was $2 million in the third quarter 1999 compared to a loss of $5 million in the third quarter 1998. Taisil's reduction in loss was primarily due to a significant increase in product volume and an increase in average selling price in the third quarter 1999 compared to third quarter 1998. The Company expects modest price increases at Taisil and PHC in the fourth quarter 1999.

Equity in loss of joint ventures was $11 million in the nine months ended September 30, 1999, as compared to a loss of $31 million in the nine months ended September 30, 1998. The Company's share of the loss of PHC was $5 million in the nine months ended September 30, 1999 compared to a loss of $14 million in the nine months ended September 30, 1998. PHC experienced an increase in revenues in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. PHC's increase in revenues and decrease in loss were primarily due to a significant increase in product volume, partially offset by a decrease in average selling price. The Company's share of the loss of Taisil was $6 million in the nine months ended September 30, 1999 compared to a loss of $17 million in the nine months ended September 30, 1998. Taisil experienced an increase in revenues in the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Taisil's increase in revenue was primarily due to a significant increase in product volume, partially offset by a decrease in average selling price.

Net Loss. Net loss for the nine-month periods ended September 30, 1999 and 1998 was approximately $123 million and $244 million, respectively. The reduction in net loss for the nine months ended September 30, 1999 was primarily a result of restructuring charges of $111 million, net of the tax benefit, for the nine months ended September 30, 1998. No restructuring charges were recorded in 1999.

Liquidity and Capital Resources. At September 30, 1999, the Company had cash and cash equivalents of $21 million. The Company's borrowings against its $1,034 million of credit facilities were $861 million at September 30, 1999, including borrowings of $688 million from VEBA AG and its affiliates. Outstanding borrowings decreased $49 million from December 31, 1998 to September 30, 1999. The decrease in borrowings was primarily attributable to the application of the net proceeds from the Company's private placement and rights offering completed in the first six months of 1999 to repay debt under the Company's revolving credit agreements. . This decrease was partially offset by U.S. Dollar/Japanese Yen currency fluctuations on Yen denominated debt. Although the underlying Yen denominated debt did not change during this period, due to the strengthening of the Yen, the U.S. Dollar equivalent of this debt increased $18 million.

A comparison  of the  components of the Company's  financial  condition follows:
(dollars in millions):

                                        September 30,           December 31,
                                            1999                   1998
                                         ---------               ---------
Working capital                          $      59               $      40
Stockholders' equity                     $     463               $     399
Current ratio                             1.3 to 1                1.2 to 1
Total debt to total capitalization           63%                     67%
Weighted average borrowing rate             7.6%                    7.8%

Cash used by operating activities increased to $92 million in the nine months ended September 30, 1999 from $19 million in the nine months ended September 30, 1998. The increase is due primarily to an increase in accounts receivable in the nine months ended September 30, 1999 as compared to a decrease in accounts receivable in the nine months ended September 30, 1998. Accounts receivable increased as a result of three consecutive quarters of increased sales in 1999 compared with decreased quarterly sales in 1998.

Cash used in investing activities decreased in the nine months ended September 30, 1999 to $38 million from $155 million in the nine months ended September 30, 1998. The primary reduction in cash used by investing activities was a reduction in spending on capital projects. The Company had committed capital expenditures of $28 million as of September 30, 1999. Capital expenditures for the nine months ended September 30, 1999 were primarily related to the worldwide implementation of SAP and to maintenance capital. In addition, the Company made a $12 million equity infusion into Taisil in the nine months ended September 30, 1999. The Company currently expects total capital expenditures and equity infusions into joint ventures will not exceed $75 million in 1999.

Cash flows provided by financing activities decreased to $134 million in the nine months ended September 30, 1999 from $176 million in the nine months ended September 30, 1998. The most significant change in the nine months ended September 30, 1999, as compared to the prior year period, was that financing in 1999 consisted primarily of proceeds from issuance of common stock versus the issuance of debt in 1998.

On September 27, 1999, VEBA AG, the majority shareholder and principal lender of the Company, announced a merger with VIAG AG. The VEBA/VIAG group (the Group) has stated that its core businesses will be energy and specialty chemicals. The new Group's intent is to systematically and optimally divest certain non-core businesses, including the Company. The Company intends to work closely with the Group to effectuate an orderly divestiture process that preserves and optimizes the value of the Company.

The silicon wafer industry is highly capital intensive. The Company's capital needs depend on numerous factors, including its profitability and investment in capital expenditures and research and development. Management believes that the liquidity provided by existing cash balances and credit facilities, together with cash generated from operations, will be sufficient to satisfy commitments for capital expenditures and operating cash requirements through 2000. If, however, the Company's future financial performance fails to meet management's current expectations, then the Company may require additional financing in order to satisfy planned capital expenditures and operating cash requirements for 2000. There can be no assurance that such financing will be available from VEBA AG and its affiliates or other sources on terms acceptable to the Company.

Historically, the Company has funded its operations primarily through loans from VEBA AG and its affiliates, internally generated funds, and issuance of common stock. To a lesser extent, the Company has raised funds by borrowing money from commercial banks. The Company is not required to make any principal repayments on its existing credit facilities with VEBA AG and its affiliates until 2001. Under these credit facilities the Company cannot pledge any of its assets to secure additional financing without the consent of VEBA AG and its affiliates. The Company is currently engaged in discussions with its financial advisors and VEBA AG regarding additional sources of capital.

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

     - - Manufacturing Equipment -- Shop floor equipment such as clean rooms, crystal pullers, epitaxial reactors, inspection, lab, lappers, laser markers, measurement tools, grinders, polishers, saws, and wet benches.

In-House Applications. The Company has evaluated the extent to which modifications of the Company's in-house applications are believed necessary to accommodate the Year 2000 and has completed the modifications of the Company's in-house applications necessary to enable continued processing of data into and beyond the Year 2000.

Purchased Software. The Company has obtained, where feasible, contractual warranties from systems vendors that their products are Year 2000 compliant. The Company has substantially completed its Year 2000 project related to business software, infrastructure software, manufacturing software, and personal computer software. The Company requires Year 2000 contractual warranties from all vendors of new software and hardware. In addition, the Company is testing newly-purchased computer hardware and software systems in an effort to ensure their Year 2000 compliance.

Embedded Systems. For in-house embedded systems, the Company has modified its systems to enable the continued functioning of equipment into and beyond the Year 2000. For third-party embedded systems, the Company has obtained, where feasible, contractual warranties from systems vendors that their products are Year 2000 compliant. The Company has substantially completed its Year 2000 project for hardware, facilities and utilities, and manufacturing equipment.

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

Costs to address Year 2000. Spending for modifications and updates is expensed as incurred and is not expected to have a material impact on the Company's results of operations or cash flows. The cost of the Company's Year 2000 project is being funded through borrowings. The Company estimates that its total incremental Year 2000 expenditures will be in the range of $5 - $7 million. Through September 30, 1999, the Company has expended approximately $3.7 million of incremental costs consisting mainly of contract programmers and consulting costs associated with the evaluation, assessment and remediation of computer systems and manufacturing equipment. The Company anticipates that contract programming costs will be its most significant cost as the Year 2000 project proceeds to completion.

Risk Analysis. Like most large business enterprises, the Company is dependent upon its own internal computer technology and relies upon the timely performance of its suppliers/business partners. A large-scale Year 2000 failure could impair the Company's ability to timely deliver silicon wafers with the exacting specifications required by its customers, thereby causing potential lost sales and additional expenses. The Company's Year 2000 project seeks to identify and minimize this risk and includes testing of its in-house applications, purchased software and embedded systems to ensure that all such systems will function before and after the Year 2000. The Company has continued to refine its understanding of the risk the Year 2000 poses to its strategic suppliers/business partners based upon information obtained through its surveys. This activity has continued through the 1999 third quarter.

Contingency Plans. The Company's Year 2000 project includes the development of contingency plans for business-critical systems and manufacturing equipment, as well as for strategic suppliers/business partners to attempt to minimize disruption to its operations in the event of a Year 2000 failure. The Company is nearing completion of plans to address a variety of failure scenarios, including failures of its in-house applications, as well as failures of strategic suppliers/business partners. The Company anticipates it will substantially complete Year 2000 contingency planning by November, 1999.

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

The Company is assessing the potential impact that may result from the Euro conversion. In addition to tax accounting considerations, the Company is also assessing the potential impact from the Euro conversion in a number of other areas, including the technical challenges to adapt information technology and other systems to accommodate Euro-denominated transactions; the competitive impact of cross-border price transparency, which may make it more difficult for businesses to charge different prices for the same products on a country-by-country basis; the impact on currency exchange costs and currency exchange rate risk; and the impact on existing contracts. While the Company will continue to assess the impact of the introduction of the Euro, based on currently available information, management does not believe that the introduction of the Euro will have a material adverse effect on the Company's financial condition or results of operation.

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

Cautionary Statement Regarding Forward-Looking Statements. This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the utilization of the restructuring reserve; liquidity through 2000; the successful implementation and expected cost and completion dates of Year 2000 initiatives; expectation that average selling prices will remain relatively flat in the near term; possible price increases on smaller diameter products and some 200mm products; price increases at Taisil and PHC; capital expenditures and equity infusions into joint ventures in 1999; impact of the introduction of the Euro; and the impact of the implementation of SFAS No. 133. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for silicon wafers; utilization of manufacturing capacity; ability of the Company to reduce manufacturing costs; demand for semiconductors generally; changes in the pricing environment; general economic conditions in the Asia Pacific region, Japan and Europe; competitors' actions; the effectiveness of the Company's Year 2000 efforts; accuracy of management's assumptions regarding the dismantling of the Spartanburg facility; impact of the introduction of the Euro; changes in financial market conditions; changes in interest and exchange rates; and other risks described in the Company's filing with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 1998.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company enters into currency swaps to minimize the risk and costs associated with its financing activities in currencies other than its functional currency. The Company does not hold derivatives for trading purposes. There have been no significant changes in the Company's holdings of interest rate sensitive or foreign currency exchange rate sensitive instruments since December 31, 1998.

                     PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to PART I, Item 3. Legal Proceedings, in the Company's annual report on Form 10-K for the year ended December 31, 1998 and to PART II, Item 1. Legal Proceedings in the Company's quarterly reports on Form 10-Q for the quarters ended March 31, 1999 and June 30, 1999 for descriptions of legal proceedings.

As previously reported, on March 18, 1999 the Company agreed in principal to settle a case entitled Larry Lambert, Andres Garcia and Rogers Patino vs. MEMC Pasadena, Inc. which related to a flash ignition that occurred at the MEMC Pasadena Plant. See the Company's annual report on Form 10-K for the year ended December 31, 1998. Effective as of September 10, 1999, the plaintiffs executed a release that effectuates this settlement. Under the settlement, this matter is completely covered by insurance. The Company anticipates that the court will dismiss this case with prejudice within the next several weeks.

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

Exhibit
Number      Description
---------  --------------

     3(i)   Restated Certificate of Incorporation of the Company
            (Incorporated by reference to Exhibit 3-a of the Company's
             Form 10-Q for the Quarter ended June 30, 1995).

     3(ii)  Restated  By-laws of the Company
            (Incorporated by reference to Exhibit 3(ii) of the Company's
             Form 10-Q for the Quarter ended June 30, 1999).

+   10-pp    MEMC Electronic Materials, Inc. Severance Plan for Senior Officers.

     27      Financial Data Schedule
             (filed  electronically  with the SEC only).


-------------------------------

 + This Exhibit constitutes a management contract, compensatory plan or arrangement.


(b)   Reports on Form 8-K

      During the third quarter of 1999, the Company filed no current reports on Form 8-K.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   MEMC Electronic Materials, Inc.

November 1, 1999                   /s/ JAMES M. STOLZE
----------------                   ------------------------------
                                   James M. Stolze
                                   Executive Vice President and Chief Financial
                                   Officer (on behalf of the registrant and as
                                   principal financial and accounting officer)

                               EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit
Number     Exhibit
-------     --------

10-pp       MEMC Electronic Materials, Inc. Severance Plan for Senior Officers.

27          Financial Data Schedule (filed electronically with SEC only).