Form 10-K
period 1999-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2000-03-29
CIK 945436

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

(Mark
One)
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
  [X]
OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999
                                      or
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
  [_]
OF THE THE SECURITIES EXCHANGE ACT OF 1934

                       For the transition period from to
                        Commission File Number 1-13828

                        MEMC ELECTRONIC MATERIALS, INC.
            (Exact name of Registrant as specified in its charter)
               Delaware                              56-1505767
   (State or other jurisdiction of       (I.R.S. Employer Identification No.)
   incorporation or organization)

  501 Pearl Drive (City of O'Fallon)                    63376
         St. Peters, Missouri                        (Zip Code)
    (Address of Principal Executive
               Offices)

       Registrant's telephone number, including area code (636) 474-5000

          Securities registered pursuant to Section 12(b) of the Act:

________Title of Each Class__________:    _______Name of Each Exchange on Which
     $.01 par value Common Stock          Registered___________________________:
                                                 New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                                     NONE

                               (Title of class)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on March 13, 2000, as reported by the New York Stock Exchange, was approximately $360.0 million.

  The number of shares outstanding of the registrant's Common Stock as of March 13, 2000, was 69,557,000 shares.

                               ----------------

                      Documents Incorporated by Reference

(1) Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1999 (Part I, Part II, and Part IV of Form 10-K).
(2) Portions of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement dated March 27, 2000 (Part III of Form 10-K).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

  MEMC Electronic Materials, Inc. (MEMC or the Company) is a leading worldwide producer of silicon wafers. The silicon wafer is the fundamental building block from which almost all semiconductors are manufactured. Semiconductors are used in virtually all microelectronic applications, including computer systems, telecommunications equipment, automobiles, consumer electronics products, industrial automation and control systems, and analytical and defense systems. We operate manufacturing facilities, directly or through joint ventures, in Italy, Japan, Malaysia, South Korea, Taiwan, and the United States. We sell silicon wafers to most of the world's largest manufacturers of semiconductors. We are the only significant non-Japanese silicon wafer manufacturer with manufacturing and research facilities in Japan.

  MEMC was incorporated in 1984 under the name Dynamit Nobel Silicon Holdings, Inc. (DNS). Huls AG, a subsidiary of VEBA AG, subsequently acquired ownership of DNS. In 1989, Huls AG, through DNS and other related companies, acquired the electronic materials businesses operated by Monsanto Company (Monsanto) in the United States, Europe, Japan and Malaysia. Huls AG changed the name of DNS to MEMC Electronic Materials, Inc. and combined the assets acquired from Monsanto with the assets of its United States and Italian silicon wafer business to form the current MEMC. VEBA Corporation, a subsidiary of VEBA AG, acquired all of the outstanding common stock of MEMC from Huls AG in 1990, which it subsequently transferred to its wholly-owned subsidiary, Huls Corporation, in 1993. On July 12, 1995, we completed our initial public stock offering. As a result of the public stock offering, Huls Corporation's ownership of our outstanding common stock was reduced to 51.9%. On September 30, 1998, Huls Corporation merged into VEBA Corporation.

  On March 22, 1999, we sold 15,399,130 shares of our common stock to VEBA Zweite Verwaltungsgesellschaft mbH (VEBA Zweite), a subsidiary of VEBA AG, in a private placement. On April 16, 1999, we sold an additional 13,069,898 shares of our common stock to VEBA Zweite in connection with a rights offering. As a result, VEBA AG, through its subsidiaries VEBA Corporation and VEBA Zweite, now owns 71.8% of our outstanding common stock.

  We are engaged in one reportable industry segment--the design, manufacture and sale of electronic grade silicon wafers for the semiconductor industry. Financial information regarding this industry segment is contained in our 1999 Annual Report which information is incorporated herein by reference.

Industry Overview

  Almost all semiconductors are manufactured from silicon wafers, and thus the strength of the silicon wafer industry is highly correlated to the performance of the semiconductor industry. Although there are approximately two hundred semiconductor manufacturers worldwide, we believe that the top twenty semiconductor manufacturers accounted for over 70% of all semiconductor revenues in 1999. We also believe that of the approximately 17 silicon wafer manufacturers in the world today, six principal manufacturers, including MEMC, supply a substantial majority of the wafers used by the major semiconductor manufacturers.

 Semiconductor Industry

  The semiconductor industry historically has been a high growth cyclical industry. Worldwide, the industry grew at a compound annual growth rate of 14.4% from $24.3 billion in revenues in 1985 to $160.0 billion in revenues in 1999, according to Dataquest estimates. Continuous improvements in semiconductor process and design technologies, semiconductor fabrication equipment and the composition of silicon wafers have allowed semiconductor manufacturers to produce more complex, higher performance and more reliable devices at a lower cost per device. The result has been a large proliferation of uses for semiconductors and historically rapid growth in semiconductor revenue.

  Despite the semiconductor industry's history of significant growth, semiconductor revenues grew by only 3.6% in 1997 and declined by 7.5% in 1998, according to Dataquest estimates. This slowdown was attributable to excess capacity and resultant price erosion, especially for DRAMs (commonly used computer memory chips). This downturn extended through 1998 due to continued overcapacity and the weak economic conditions in the Asia Pacific and Japanese markets. In 1999, semiconductor revenues grew by 17.6%, according to Dataquest estimates. This turnaround is attributable to improved demand for DRAMs, improved economic conditions in the Asia Pacific and Japanese markets, and newer technologies related to the Internet, telecommunications and connectivity.

  Throughout the downturn, semiconductor manufacturers exerted significant price pressure on their raw material suppliers, including silicon wafer manufacturers. Semiconductor manufacturers also accelerated the speed at which they reduced their device line widths, or the distance between circuit elements, in an effort to reduce costs. The reduction in line widths results in a requirement of less silicon per device. Additionally, during the downturn the semiconductor industry experienced significant restructuring and consolidation activities.

  Semiconductor manufacturers greatly reduced their capital spending beginning in late 1997 and throughout 1998. This reduced capital spending limited additions to capacity. In 1999, capital spending increased as a result of the improvement in the semiconductor market.

 Silicon Wafer Industry

  The silicon wafer industry historically has been a high growth cyclical industry correlated to the growth of the semiconductor industry. Worldwide, the industry grew at a compound annual growth rate of 9.9% from 1.2 billion square inches in 1985 to 4.5 billion square inches in 1999, according to Dataquest estimates. From 1993 through the first half of 1996 the industry was characterized by excess demand and wafer shortages. Due to these shortages and anticipated future demand, wafer manufacturers quickly added capacity, especially for 8-inch wafers, the predominant wafer used in the industry today and the wafer diameter anticipated to have the most significant growth in demand over the next several years. This growth rate declined significantly beginning in the second half of 1996.

  The silicon wafer industry slowdown, which began in the summer of 1996 and continued through 1998, left the industry in a state of overcapacity. This overcapacity resulted in significant price declines. The price declines have been greatest for 8-inch wafers where the highest overcapacity exists. According to Dataquest, silicon wafer consumption declined by an estimated 8.7% in 1998 and increased by an estimated 22.6% in 1999. Despite the increase in silicon wafer consumption, the silicon wafer industry still suffers from overcapacity, predominately in the 8-inch market. As a result, pricing has remained depressed, although by the end of 1999 the silicon wafer market appears to have reached a period of price stabilization.

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

  The leading semiconductor manufacturers organized and funded two industry consortia, International Sematech in Austin, Texas, and Selete in Japan, for the purpose of evaluating 12-inch equipment and materials. During 1999, the primary use of 12-inch wafers was for semiconductor device process and tool development, although we also supplied some 12-inch prime wafers to semiconductor manufacturers. We are beginning to see renewed interest in 12-inch wafers, as numerous semiconductor manufacturers have recently announced plans for 12-inch fabrication lines. However, we do not expect customers to start up large-scale 12-inch fabrication lines until the year 2002 or beyond.

Products

  Our silicon wafers vary in diameter, surface features (polished or epitaxial), composition, electrical properties and method of manufacture. Our silicon wafers are manufactured according to the exacting specifications required by our customers; we currently produce wafers with a variety of product features satisfying more than 1,000 unique product specifications. Semiconductor manufacturers require wafers of larger diameter and more stringent technical specifications in order to produce increasingly complex semiconductor devices such as the larger megabit memory chips and microprocessors.

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

  We manufacture wafers in sizes ranging from 4 inches to 8 inches in diameter, as well as a limited number of 12-inch diameter wafers from our pilot development lines.

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

  We believe that adequate quantities of all our key raw materials, equipment, parts and supplies are currently available. However, because of the cyclical nature of our industry, we may experience shortages in the future. See "Business--Risk Factors--We Depend on Certain Suppliers and Finding Alternative Sources of Supply Could Affect Adversely Our Customer
Qualifications and Manufacturing Yields."

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

Research and Development

  A number of factors drive our current research and development efforts. These include our business strategy and focus mainly on:

  . the development and improvement of large diameter and advanced silicon wafer products;

  . manufacturing process improvements; and

  . enhancement and cost reduction of existing products.

  Customer focus also influences research and development. We work closely with customers in developing new products and refining existing products to faster meet the needs of the marketplace. To strengthen this relationship and interaction, we assign research and development applications engineers to key customer accounts worldwide.

  Recent innovations of our research and development program include three new products and one new product feature. We have either been granted patents or applied for patent protection on all three new products and the new product feature. The following is an overview of these new product offerings:

  . HPS 2(TM)--A silicon wafer that has an extremely pure substrate that eliminates even submicron defects in crystal structure. This wafer is beneficial to manufacturers of very advanced logic and flash memory semiconductor devices that require sophisticated integrated circuits with a defect-free crystalline structure.

  . Advanta(TM)--An advanced polished silicon wafer that fills the niche between a standard polished wafer and our new HPS 2(TM) wafer. Advanta(TM) wafers offer better performance than a standard polished wafer at a competitive cost.

  . EPI II(TM)--An epitaxial wafer that offers the same level of quality performance as other advanced wafers but eliminates the need for process changes by semiconductor manufacturers. We market EPI II(TM) wafers to the DRAM and logic markets.

  . MDZ(TM) or Magic Denuded Zone(TM)--A new product feature that can be applied to any polished silicon wafer. MDZ(TM) offers a well-defined and predictable level of internal gettering, which means impurities are drawn away from the surface of the wafer. As a result, the MDZ(TM) product feature provides greater manufacturing yield for our customers.

  As a result of our commitment to develop the next diameter of silicon wafers, we are now supplying high quality 12-inch wafers to the semiconductor industry from our pilot development line. We first produced our 12-inch diameter wafers in 1991 and believe we are one of the industry leaders in the development of this next generation of wafers.

  We are currently shipping small commercial volumes of HPS 2(TM) and Advanta(TM) wafers, and wafers with the MDZ(TM) product feature, to certain customers and evaluation samples of these wafers to other customers. We are also shipping evaluation samples of EPI II(TM) wafers to selected customers.

  Our new 12-inch wafers and new product offerings are all in the pilot stage of development, and we cannot assure you that any of these products will ever mature to a commercial product.

  We continue to see rapid technological change and product innovation in the market for silicon wafer products. In response to this business environment, we commissioned a "Wafering Center of Excellence" in 1997 to direct our wafering process research and development. The Wafering Center of Excellence is located at our plant in Utsunomiya, Japan and has the capacity to produce 12-inch wafers.

  Expenses incurred for research and development activities during 1999, 1998 and 1997, excluding expenses incurred by our unconsolidated joint ventures, were $85.0 million, $81.6 million and $64.5 million, respectively, representing 12.2%, 10.8% and 6.5% of our net sales for the respective periods.

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

  Our close relationships with our customers are partly the result of the lengthy and expensive "qualification" process by which customers qualify silicon wafer manufacturers, and their individual facilities, to supply a particular product. We are aware of changing customer needs and target our manufacturing to try to produce wafers adapted to each customer's process and requirements. During 1999, our largest 10 customers generated over 60% of our sales. Texas Instruments represented approximately 18% of our sales in 1999. No other customer represented 10% or more of our 1999 sales.

Cost Reduction Plan

  In 1999, we continued our cost reduction plan in response to the difficult industry environment.

  We have discontinued manufacturing operations at our small-diameter wafer facility in Spartanburg, South Carolina and have withdrawn from our joint venture participation in a small-diameter wafer facility in China. We took these actions because:

  . our customers had been operating their 8-inch fabrication lines in preference to their smaller diameter fabrication lines, reducing the demand for smaller diameter wafers;

  . a number of our customers undertook restructuring initiatives focused on permanently eliminating small diameter lines; and

  . we believed that even when the semiconductor market began to recover, we would have excess small diameter wafer capacity.

  As a result of these actions, we reduced our workforce by approximately 300 employees compared to December 31, 1998. This reduction follows a decrease of 1,700 employees in 1998.

  We also continued a number of other cost cutting and savings initiatives:

  . We had a limited number of short-term plant shutdowns to better align production with the level of demand;

  . We continued to implement our "best practices" worldwide and continued to develop new manufacturing technologies in order to reduce our processing costs;

  . We continued a plant focus program that limits the number of wafer diameters manufactured at each site;

  . We continued to implement aggressive spending cuts;

  . We obtained price concessions from our vendors; and

  . We reduced our capital spending.

  As a result of our cost cutting and savings initiatives, we believe that we reduced costs by over $100 million in 1999 versus 1998.

  We anticipate that we will continue to tightly control our capital expenditures in 2000.

Competition

  We face intense competition in the silicon wafer industry from established manufacturers throughout the world. We believe that we possess certain technological and other strengths relative to our competitors. However, realizing and maintaining such strengths requires us to continue making a high level of investment in research and development, marketing and customer service and support. Our inability to maintain such investments could have a material adverse effect on our operating results. For other risks related to competition, see "Business--Risk Factors--We Experience Intense Competition in the Silicon Wafer Industry and Our Customers Expect Continuing Technological Innovation at a Low Cost."

Joint Ventures

  We have entered into several joint ventures as part of our strategy to leverage our capital, to enter expanding markets, to forge closer working relationships with our principal customers and to broaden the geographic diversification of our operations. We have unconsolidated joint ventures with prominent partners in South Korea and Taiwan.

 POSCO HULS Co., Ltd.

  In 1990, we entered into a joint venture in South Korea with Samsung Electronics Co., Ltd. and Pohang Iron and Steel. Samsung is a South Korean manufacturer of integrated circuits and one of our largest customers. Pohang is a South Korean steel manufacturer. The South Korea joint venture is named POSCO HULS Co., Ltd. (commonly known as PHC) and manufactures and sells silicon wafers primarily in South Korea. PHC generated sales of $158.0 million in 1999, $121.0 million in 1998 and $215.9 million in 1997. Over half of PHC's sales in each of these years were to Samsung. PHC has the capacity to produce per month an aggregate of approximately 320,000 6-inch and 8-inch wafers. We own 40% of PHC. Pohang owns 40%, and Samsung owns 20%. Pohang has notified us of its desire to sell its 40% interest in PHC. We are engaged in on-going negotiations with Pohang regarding our possible purchase of Pohang's interest in PHC. We cannot assure you that we will be successful in purchasing Pohang's interest in PHC.

  We have agreed to provide technical assistance and information to PHC. We have also granted licenses to PHC to use certain technology to manufacture, promote and sell silicon wafers. In exchange for such technical assistance and licenses, we receive quarterly royalties based on net sales and an annual royalty based on net income after taxes. The quarterly royalties and the annual royalty we receive from PHC are separate and independent calculations. Accordingly, if PHC has a net loss for the fiscal year, then we will not receive an annual royalty based on net income after taxes, but we will receive and retain the full amount of the quarterly royalties based on net sales.

 Taisil Electronic Materials Corporation

  In 1994, we formed Taisil Electronic Materials Corporation (commonly known as Taisil) with China Steel Corporation. China Steel Corporation is a Taiwanese steel manufacturer. Taisil manufactures and sells silicon wafers in Taiwan. Taisil generated sales of $94.4 million in 1999, $58.7 million in 1998 and $61.6 million in 1997. Taisil has the capacity to produce approximately 145,000 8-inch wafers per month. Taisil has in place infrastructure that could support the production of approximately 240,000 8-inch wafers per month. We own 45% of Taisil. The remainder of Taisil is owned by China Steel Corporation (35%), Chiao Tung Bank (5%), the China Development Corporation (10%) and employees and others (5%).

  We have agreed to provide technical assistance and information to Taisil. We have also granted licenses to Taisil to use certain technology to manufacture and sell silicon wafers. In exchange for such technical assistance and licenses, we receive semiannual royalties based on Taisil's net sales and operating income.

  For other information regarding Taisil, see "Business--Risk Factors--We May Have to Make Substantial Payments in Connection With Our Taisil Joint Venture, and This Could Divert Funds From Other Needed Areas."

Option on Pasadena Facility

  In September 1998, we granted Tokuyama Corporation, Marubeni Corporation and Marubeni America Corporation an option to acquire a majority interest in MEMC Pasadena, Inc. Tokuyama is a Japanese polysilicon manufacturer and Marubeni is a Japanese trading company. MEMC Pasadena is our granular polysilicon subsidiary. In exchange for the option, Tokuyama and Marubeni made an option payment to us. The term of the option is two years, subject to a one year extension at the option of Tokuyama and Marubeni. If Tokuyama and Marubeni exercise their option, we will then negotiate the terms and conditions (including price) of the exercise with them based on the market value at that time. The entire option payment will be applied toward the ultimate purchase price. If Tokuyama and Marubeni do not exercise their option, then we will return one-half of the option payment to them. During the term of the option, Tokuyama and Marubeni have a right of first refusal over any transfer of MEMC Pasadena's granular polysilicon business. In addition, for two years, we cannot solicit offers from third parties for this business. In connection with the option, Tokuyama has agreed to provide technical assistance to MEMC Pasadena for two years (unless the option is earlier terminated by Tokuyama and Marubeni) to help improve the quality of MEMC Pasadena's granular polysilicon products.

Proprietary Information and Intellectual Property

  As of December 31, 1999, we owned of record or beneficially approximately 137 U.S. patents, of which approximately 14 will expire by 2003, approximately 19 will expire between 2004 and 2008 and approximately 104 will expire after 2008. As of December 31, 1999, we owned of record or beneficially approximately 206 foreign patents, of which approximately 29 will expire by 2003, approximately 79 will expire between 2004 and 2008 and approximately 98 will expire after 2008. These foreign patents are generally counterparts of our U.S. patents. We cannot assure you, however, that any of these patents will not be challenged, invalidated or circumvented in the future, or that they do or will provide a competitive advantage. As of that date, we have also submitted approximately 104 U.S. and 399 foreign patent applications. However, we cannot assure you that any of these applications will be granted.

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

  Any litigation in the future to enforce patents issued to us, to protect trade secrets or know-how possessed by us or to defend us or indemnify others against claimed infringement of the rights of others could have a material adverse effect on our financial condition and operating results. Also, regardless of the validity or successful outcome of such claims, we may need to expend significant time and expense to protect our intellectual property rights or to defend against claims of infringement by third parties, which could have a material adverse effect on us. If we lose any such litigation, we may be required to:

  . pay substantial damages;

  . seek licenses from others; or

  . change, or stop manufacturing or selling, some of our products.

  Any of these outcomes could have a material adverse effect on our business, results of operations or financial condition.

Employees

  At December 31, 1999, we had approximately 5,600 full-time employees and 350 temporary workers worldwide. We have not experienced any material work stoppages at any of our facilities during the last several years. We believe our relationships with employees are satisfactory.

Geographic Information

  Information regarding our foreign and domestic operations is contained in
Note 17 on page 40 of our 1999 Annual Report, which information is incorporated herein by reference.

Risk Factors

  This Annual Report on Form 10-K contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those set forth under "Item 1. Business" and "Item 3. Legal Proceedings." In addition to the business risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statement contained herein or made elsewhere by us.

 We Have Had Significant Operating and Net Losses and We Anticipate Future
Losses

  We have not reported an operating profit since the third quarter of 1997. We reported an operating loss in 1997 of $10.4 million. In 1998, we had an operating loss of $333.3 million, which included restructuring costs of $146.3 million. In 1999, we had an operating loss of $153.2 million, which included a $5.7 million benefit attributable to a decrease in our restructuring reserve. Due to overcapacity and continued depressed prices in the silicon wafer industry and other factors, we do not expect to be profitable in 2000. We cannot predict how long we will continue to experience operating and net losses or whether we will become profitable.

 We Need Substantial Capital Investments to Fund Our Future Operations Otherwise We May Not Keep Pace With Our Competitors

  We will need substantial amounts of cash to continue to fund capital expenditures, research and development, and marketing and customer service and support to keep pace with our competitors. Our business is very capital intensive. Our capital needs depend on numerous factors, including our profitability and investment in research and development and capital expenditures. We cannot assure you that the liquidity provided by our existing cash balances and credit facilities, together with cash generated from operations, if any, will be adequate to fund our future operations. We have incurred negative cash flows from operations in recent periods.

 VEBA AG and its Affiliates Intend to Divest Their Interests in MEMC

  On September 27, 1999, VEBA AG announced a merger with VIAG AG. The VEBA/VIAG group has stated that its core businesses will be energy and specialty chemicals. The VEBA/VIAG group's stated intent is to systematically and optimally divest certain non-core businesses, including the debt and equity interests of VEBA AG and its affiliates in MEMC. VEBA AG and its affiliates are not obligated to provide additional capital to us except under the terms of existing loan agreements. We cannot assure you that VEBA AG and its affiliates will provide additional capital to us in the future.

  Our loans from VEBA AG and its affiliates begin to mature in 2001. We cannot assure you that VEBA AG and its affiliates or any future purchaser of these loans will refinance these loans upon maturity on terms acceptable to us. In such event, we will be required to obtain capital from other parties. See "Business--Risk Factors--We May Not Be Able to Obtain Capital from Other Parties in the Future to Meet Our Needs and May Be Forced to Reduce Our Investment in Our Business."

 We May Not Be Able to Obtain Capital from Other Parties in the Future to Meet Our Needs and May Be Forced to Reduce Our Investment In Our Business

  We cannot assure you that we will be able to obtain capital in the future to meet our needs. If we cannot obtain additional funding, whether from current or new lenders or investors, we may be required to reduce our investments in research and development, marketing and customer service and support and capital expenditures or divest assets. Such reductions or divestitures could materially adversely affect our business and our ability to compete.

  If we do find a source of additional capital, the terms and pricing of any such financing may be significantly more favorable to the lender or investor than those previously provided by us. Future capital raising could dilute or otherwise materially adversely affect the holdings or rights of our existing stockholders.

  Historically, we have funded our operations primarily through loans from VEBA AG and its affiliates, internally generated funds and issuances of common stock. To a lesser extent, we have raised funds by borrowing money from commercial banks. We will continue to explore and, as appropriate, enter into discussions with other parties regarding possible future sources of capital. However, under the loan agreements between us and our principal lender, VEBA AG and its affiliates, we cannot pledge any of our assets to secure additional financing. We do not believe that we currently can obtain unsecured financing from third parties on better terms than those with VEBA AG and its affiliates.

 We Have a Significant Amount of Debt That Will Adversely Affect Our Ability to Obtain Additional Financing

  We currently have a significant amount of debt that will adversely affect our ability to obtain additional financing for working capital, capital expenditures or other purposes. As of December 31, 1999, we owed $729.1 million to VEBA AG and its affiliates, and $162.8 million to other lenders. Our debt service could make us more vulnerable to industry downturns and competitive pressures. In addition, the cash flow required to service our debt may reduce our ability to fund internal growth and capital requirements.

 If The Semiconductor Industry Experiences Future Downturns, We Will Face Pressure to Further Reduce Prices Which May Lead to Further Losses

  If the semiconductor industry experiences future downturns, we will face pressure to further reduce prices. However, our ability to reduce expenses during a downturn is limited because of our significant fixed costs and the continued investment in research and development and marketing necessary to maintain our extensive worldwide customer service and support capabilities. If we are unable to reduce our expenses sufficiently to offset the decline in our prices, our operating results and financial condition could be materially adversely affected.

  Our business depends in large part upon the market demand for our customers' semiconductors and products utilizing semiconductors. The semiconductor industry experiences:

  . rapid technological change;

  . product obsolescence;

  . price erosion; and

  . wide fluctuations in product supply and demand.

  From time to time the semiconductor industry has experienced significant downturns. These downturns often occur in connection with, or in anticipation of, maturing product cycles (of both the semiconductor companies and their "end customers") and declines in general economic conditions. Some of these downturns have lasted for more than a year. Also, during such periods, customers of semiconductor manufacturers benefiting from shorter lead times may delay some purchases of semiconductors into future periods.

 Excess Capacity and Depressed Wafer Prices Limit Our Ability to Become
 Profitable

  Excess capacity in the silicon wafer industry has limited our ability to maintain or raise prices. Further capacity expansions could increase the worldwide supply of silicon wafers in the future, increase the downward pressure on prices and materially adversely impact our operating results. The worldwide production capacity of silicon wafers has exceeded worldwide demand in recent periods, especially for 8-inch silicon wafers. As a result, the selling prices for our products have decreased, although by the end of 1999 the silicon wafer market appears to have reached a period of price stabilization. Because of price decreases, our revenues are currently insufficient to offset our costs, and this is adversely affecting our operating results. We have no firm information with which to determine the capacity and expansion plans of our competitors. Although some of our competitors have slowed their capacity expansion programs, many have already added significant capacity for the production of 8-inch wafers. We and our competitors have the ability to increase production of silicon wafers through utilization of unmanned capacity and our ability to expand our capacity quickly through available infrastructure.

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

  Our operating results are also affected by:

  . the timing of orders from major customers;

  . product mix;

  . competitive pricing pressures; and

  . the delay between the incurrence of expenses to develop marketing and service capabilities and expand capacity and the realization of benefits from these expenditures.

  Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. We cannot predict the future impact of any of these factors. These and other factors could have a material adverse effect on our quarterly or annual operating results.

 VEBA AG's Control of MEMC Could Prevent a Favorable Acquisition of MEMC

  VEBA AG's control of MEMC could prevent or discourage any unsolicited acquisition of MEMC and consequently could prevent an acquisition favorable to MEMC's other stockholders. VEBA AG and its affiliates have sufficient voting power to control our direction and policies. VEBA AG and its affiliates can also control any merger, consolidation or sale of all or substantially all of our assets, elect the members of the Board of Directors and prevent or cause a change in control of MEMC. Four of the seven members of our Board of Directors are employees of VEBA AG or its affiliates, not including MEMC. See "Business-- Risk Factors--VEBA AG and its Affiliates Intend to Divest Their Interests in MEMC."

 Restrictive Covenants Will, and Higher Interest Rates May, Apply to MEMC if VEBA AG or its Affiliates Cease to Own a Majority of Our Stock

  Certain of our loan agreements with VEBA AG and its affiliates provide that if VEBA AG and its affiliates own less than a majority of the outstanding MEMC common stock on or after January 1, 2001, then the interest rates we pay on our loans from VEBA AG and its affiliates will be the higher of:

  . the interest rate currently set forth in each such loan agreement; or

  . an interest rate determined, as of the later of the change of control date or January 1, 2001, for an average industrial borrower at an assumed credit rating based on the remaining term of each such loan agreement.

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

  If we had been subject to these covenants as of December 31, 1999, we would not have been in compliance with all of these covenants. If VEBA AG and its affiliates own less than a majority of our outstanding common stock at any time on or after January 1, 2001 and we are then not in compliance with all of these affirmative covenants, then we would be in default under these loan agreements.

  If VEBA AG and its affiliates own less than a majority of the outstanding MEMC common stock, then Taisil, our unconsolidated Taiwanese joint venture, may become obligated to repay certain debt.

  See "Business--Risk Factors--VEBA AG and its Affiliates Intend to Divest Their Interests in MEMC" and "Business--Risk Factors--We May Have to Make Substantial Payments in Connection With Our Taisil Joint Venture, and This Could Divert Funds From Other Needed Areas."

 We Experience Intense Competition in the Silicon Wafer Industry and Our Customers Expect Continuing Technological Innovation at a Low Cost

  We face intense competition in the silicon wafer industry from established manufacturers throughout the world. If we cannot compete effectively with other silicon wafer manufacturers, our operating results could be materially adversely affected. Some of our competitors have substantial financial, technical, engineering and manufacturing resources. We believe that our Japanese competitors benefit from their dominance of the Japanese market, which represented approximately 36% of the worldwide silicon wafer market in 1999. In particular, Shin-Etsu Handotai, the largest supplier of silicon wafers in Japan and the world, is able to leverage globally its sales and technology base.

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

 We Have a Limited Number of Principal Customers, and Accordingly a Loss of One or Several of Those Customers Would Hurt Our Business

  Our operating results could materially suffer if we, or our joint ventures, experience a significant reduction in, or loss of, purchases by one or more of our top customers. Historically, we have sold a significant portion of our products to a limited number of principal customers. In 1999, we made over 60% of our sales to ten customers, with one customer accounting for approximately 18% of our sales. Likewise, PHC, our unconsolidated joint venture in South Korea, sold over half its products to Samsung, one of our partners in that joint venture. We cannot assure you that we or PHC will realize equivalent sales from our top customers in the future.

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

  We expect that international sales will continue to represent a significant percentage of our total sales. In addition, a significant portion of our manufacturing operations are located outside of the United States. Sales outside of the United States expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily limited to the Japanese yen and European euro-based currencies. Our risk exposure from expenses at international manufacturing facilities is concentrated in Italian lira, Japanese yen and Malaysian ringgit. We generally hedge receivables denominated in foreign currencies at the time of sale. We hedge some foreign currency denominated intercompany loans by entering into long-dated forward exchange contracts. However, we cannot predict whether exchange rate fluctuations will have a material adverse effect on our operations and financial results in the future.

  Our unconsolidated joint ventures have sales denominated in the U.S. dollar and manufacturing expenses primarily denominated in the U.S. dollar, Korean won and New Taiwanese dollar. PHC, our unconsolidated Korean joint venture, also has a portion of its debt denominated in the U.S. dollar and Korean won. Likewise, Taisil, our unconsolidated Taiwanese joint venture, has debt denominated in the U.S. dollar and New Taiwanese dollar. For U.S. generally accepted accounting principles, these two unconsolidated joint ventures use the U.S. dollar as their functional currency and do not hedge net Korean won or New Taiwanese dollar exposures. We do not hedge our net Korean won exposure, because the forward contract market is limited for the Korean won and we do not believe the prices of such contracts are attractive. To date, we have not hedged net New Taiwanese dollar exposure. However, given the increasingly broader market and depth for forward contracts in both Korea and Taiwan, we may consider forward contracts in the future.

  Economic downturns in the Asia Pacific region and Japan and devaluations of the Japanese yen against the U.S. dollar have affected our operating results in the past and could affect our operating results in the future.
Additionally, other factors may have a material adverse effect on our operations in the future including:

  . the imposition of governmental controls;

  . export license requirements;

  . restrictions on the export of technology;

  . political instability;

  . trade restrictions and changes in tariffs; and

  . difficulties in staffing and managing international operations.

  As a result, we may need to modify our current business practices.

 We May Have to Make Substantial Payments in Connection With Our Taisil Joint Venture, and This Could Divert Funds From Other Needed Areas

  As of December 31, 1999, Taisil had approximately $143 million of debt outstanding. We have guaranteed approximately $49 million of such debt (which may increase to approximately $62 million). Generally under the guarantees, if VEBA AG's and its affiliates' ownership of MEMC common stock falls below 50% of MEMC's total issued and outstanding shares, we become obligated to either pay, or provide other collateral satisfactory to the banks, which may include a letter of credit in an amount equal to the maximum amount we may owe under the guarantees. See "Business--Risk Factors--VEBA AG and its Affiliates Intend to Divest Their Interests in MEMC."

  The terms of Taisil's loan agreements vary. If Taisil defaults on its obligations to its lenders, in some circumstances Taisil may immediately be required to repay all of its obligations to its lenders. If Taisil is required to make an immediate repayment of its obligations to its lenders, we may be required to make payments on our guarantees of Taisil's debt. The circumstances in which immediate repayment may occur include, without limitation:

  . a material adverse change in Taisil;

  . a reduction below 70% in the combined ownership of Taisil by the two major joint venture partners (us and China Steel Corporation);

  . a material adverse change in us or China Steel Corporation;

  . a reduction below 50% in VEBA AG's and its affiliates' ownership of MEMC common stock; or

  . other customary circumstances.

  If MEMC is required to make payments on any guarantees, this would divert capital needed to fund future operations.

  For more information about Taisil please see, "Business--Joint Ventures-- Taisil Electronic Materials Corporation."

 Because We Cannot Easily Transfer Production of Specific Products From One of Our Manufacturing Facilities to Another, Manufacturing Delays at a Single Facility Could Result in a Loss of Customers

  It typically takes three to six months for our customers to qualify a manufacturing facility to produce a specific product, but it could take longer depending upon the customer's requirements. Interruption of operations at any of our primary manufacturing facilities could result in delays or cancellations of shipments of silicon wafers and a loss of customers which could materially and adversely affect our operating results. A number of factors could cause interruptions, including labor disputes, equipment failures, or shortages of raw materials or supplies. A union represents employees at PHC's facility in South Korea. A strike at this facility could cause interruptions in manufacturing. We cannot assure you that alternate qualified capacity would be available on a timely basis or at all.

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

 We Depend on Certain Suppliers and Finding Alternative Sources of Supply Could Affect Adversely Our Customer Qualifications and Manufacturing Yields

  We obtain substantially all our requirements for several raw materials, equipment, parts and supplies from sole suppliers. We believe that we could find adequate alternative sources of supply for these raw materials, equipment, parts and supplies. However, we may be required to obtain new qualifications from our customers in order to change or substitute suppliers. We cannot predict whether we would be successful or how long that process would take. In addition, our manufacturing yields could be adversely affected while we transition to a new supplier. A failure to obtain a new qualification or a decrease in our manufacturing yields could have a material adverse effect on our operating results.

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

  . quarterly fluctuations in our financial results;

  . announcements of technological innovations or new products by us or our competitors;

  . market conditions in the semiconductor industry;

  . market conditions in the silicon wafer industry;

  . developments in patent or other proprietary rights;

  . changes in our relationships with our customers;

  . actual or perceived changes in our relationship with VEBA AG and its affiliates; and

  . the size of the public float of MEMC common stock.

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

Cautionary Statement Regarding Forward-Looking Statements

  The following statements are or may constitute forward-looking statements:

  . statements set forth in this Annual Report on Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission, including possible or assumed future results of our operations, including but not limited to any statements contained herein or therein concerning:

    . stabilization and improvements in average selling prices of silicon wafers;

    . stabilization and improvements in demand for silicon wafers;

    . our ability to generate future taxable income as it relates to the realization of our net deferred tax asset;

    . utilization of the restructuring reserve;

    . tight control of capital expenditures in 2000;

    . future sources of capital;

    . liquidity through 2000;

    . continued investment in research and development;

    . continued dependence on international sales;

    . excess capacity;

    . the resolution of any intellectual property infringement claims;

    . timing of future demand for 12-inch wafers, including the start up of large-scale 12-inch fabrication lines by our customers;

    . the outcome of potential litigation;

    . our ability to find adequate alternative sources of supply;

    . the impact of the introduction of the euro;

    . the impact of the implementation of SFAS No. 133;

    . the impact of an adverse change in exchange rates;

    . our expectations concerning our lack of profitability in 2000;

    . our expectation that we will not pay dividends in the foreseeable future;

    . our intention to work closely with the VEBA/VIAG group to effectuate an orderly divestiture process that preserves and optimizes our value; and

    . any statements preceded by, followed by or that include the words
      "believes," "expects," "predicts," "anticipates," "intends," "estimates," "should," "may" or similar expressions.

  Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially are set forth under "Business--Risk Factors."

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

Executive Officers of the Registrant

  The following is information concerning our executive officers as of March 1, 2000. Each executive officer's term will end upon the appointment of his or her successor or upon his or her earlier resignation, except that Mr. von Horde's term of office expires in 2003 pursuant to the terms of his employment agreement. There are no family relationships between or among any of the named persons and the directors.

             Name         Age         All Positions and Offices Held
             ----         ---         ------------------------------
      Klaus R. von Horde  58  President, Chief Executive Officer and Director

      James M. Stolze     56  Executive Vice President and Chief Financial
                              Officer

      Marcel Coinne       59  Corporate Vice President

      Dr. John P. DeLuca  57  Corporate Vice President

      Julius R. Glaser    43  Corporate Vice President

      Helene F. Hennelly  53  Corporate Vice President, General Counsel
                              and Secretary

      Jonathon P. Jansky  48  Corporate Vice President

      Dr. Thomas Knothe   42  Corporate Vice President

      James G. Weathers   46  Corporate Vice President

      James W. Wick       57  Corporate Vice President

  Each executive officer has held the same position or another executive position with us during the past five years except as indicated below.

  Mr. von Horde was our President and Chief Operating Officer from December 1997 to February 1999 and has been our President and Chief Executive Officer since February 1999. Mr. von Horde was Chief Executive Officer and Chairman of the Board of Management of Carl Schenck AG from 1993 to 1997.

  Mr. Stolze was a Partner with KPMG LLP from 1977 until joining us as Executive Vice President and Chief Financial Officer in June 1995.

  Mr. Coinne was Corporate Vice President and President of the U.S. Region from March 1993 to October 1996, Corporate Vice President and President--North America from October 1996 to December 1997, Corporate Vice President, Customer Operations from December 1997 to October 1999 and has been our Corporate Vice President, Marketing Operations since November 1999.

  Dr. DeLuca has been our Corporate Vice President, Technology since November 1994.

  Mr. Glaser was our Vice President, Sales from March 1999 to November 1999, and has been our Corporate Vice President, Sales since November 1999. From 1992 until 1999, Mr. Glaser held various sales and marketing management positions with GE Power Systems and GE Aircraft Systems. When he joined us in March 1999, Mr. Glaser had been General Manager of Global Sales & Business Development of GE Aircraft Engines since April 1998.

  Ms. Hennelly has been our General Counsel and Secretary since October 1990. She was a Vice President from October 1990 until May 1996, a Corporate Vice President from May 1996 to June 1999, and has been our Corporate Vice President, Corporate Projects since June 1999.

  Mr. Jansky was Plant Manager of our St. Peters facility from 1992 until January 1997, Corporate Vice President, Investment Planning from January 1997 to May 1998 and has been our Corporate Vice President, Operations since May 1998.

  Dr. Knothe was Director, Corporate Development Plastics Business for Huls AG from 1994 to 1995 and Director, Corporate Development Electronic Materials for Huls AG from 1995 until January 1998, when he joined MEMC. Dr. Knothe was our Vice President, Strategy Development from January 1998 until August 1998 and has been our Corporate Vice President, Corporate Development since August 1998.

  Mr. Weathers was our Director, Manufacturing Services from May 1991 to July 1997, Director, Strategic Capital Planning from August 1997 to May 1998, Vice President, Operations Services from June 1998 to October 1999, and has been our Corporate Vice President, Customer Services and Scheduling since November 1999.

  Mr. Wick was Vice President, Human Resources for Bunge Corporation from 1990 until joining us as Corporate Vice President, Human Resources in January 1999. Bunge Corporation is an international, privately-held, multi-billion dollar, integrated agri-business company engaged in commodity trading, grain and edible oil exporting and food processing.

Item 2. Properties

  Our principal executive offices are located at 501 Pearl Drive (City of O'Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our principal manufacturing and administrative facilities and the principal manufacturing and administrative facilities of our joint ventures comprised approximately 3.8 million square feet as of December 31, 1999 and were situated in the following locations:

      Location                                                   Square Footage
      --------                                                   --------------
       St. Peters, MO, USA......................................    737,000
       Sherman, TX, USA.........................................    707,000
       Pasadena, TX, USA........................................    436,000
       Merano, Italy............................................    319,000
       Novara, Italy............................................    322,000
       Utsunomiya, Japan........................................    305,000
       Kuala Lumpur, Malaysia...................................     53,000
       Chonan, South Korea......................................    460,000
        (PHC joint venture)
       Hsinchu, Taiwan..........................................    450,000
        (Taisil joint venture)

  We lease a portion of our St. Peters facility pursuant to a lease agreement between us and the City of O'Fallon, Missouri that was entered into in connection with an industrial revenue bond financing. The term of the St. Peters lease expires in 2011, and we have the option to purchase the leased portion of the St. Peters facility at the end of the lease. We also lease our small diameter facility in Sherman, Texas. The initial term of this lease expires in 2001 and is extendable at our option for three (3) additional renewal terms of five (5) years each. We lease our facility in Pasadena, Texas. The term of the Pasadena lease expires in 2030 and is extendable for four (4) additional renewal terms of five (5) years each. Taisil leases the land on which its Hsinchu, Taiwan facility is located. This lease expires in 2014. We also lease our facility in Kuala Lumpur, Malaysia. This lease expires in 2000. We are currently negotiating an extension of the lease. In 1999, we discontinued manufacturing operations at our small diameter wafer facility in Spartanburg, South Carolina. The Spartanburg facility is now held for sale.

  We believe that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements. The extent of utilization of these facilities varies from plant to plant and from time to time during the year.

Item 3. Legal Proceedings

 Damewood vs. Ethyl Corporation, et al.

  In a case entitled Damewood vs. Ethyl Corporation, et al., (Case No. 96-38521), filed on August 1, 1996, three employees of the former operator of MEMC Pasadena's plant, Albemarle Corporation, filed suit against us and others in the 189th Judicial District Court, Harris County, Texas. The employees alleged that they sustained injuries during an explosion at that plant on January 27, 1996. We have settled this matter with plaintiffs and have been dismissed as a party. One of the other defendants, Ethyl Corporation, was the only defendant in this case at the time of trial in October 1998. A jury awarded a verdict in favor of the plaintiffs that resulted in a judgment against Ethyl Corporation in the amount of $6.8 million. Ethyl Corporation appealed this judgment. Recently, Ethyl Corporation and the plaintiffs settled this matter for $5.2 million.

  On September 29, 1998, Albemarle Corporation made a demand against us for defense and indemnity in this case on behalf of Ethyl Corporation. Albemarle Corporation has assumed the obligation to defend and indemnify Ethyl Corporation under an agreement in which Ethyl Corporation transferred ownership of the plant where the injury took place to Albemarle Corporation. In November 1998, we made a demand for indemnity in this case against Albemarle. Demands for indemnity made by Albemarle Corporation on behalf of Ethyl Corporation and by us are both based on contractual indemnity language contained in the contract for the sale of the MEMC Pasadena plant from Albemarle Corporation to us. These cross-indemnity claims have not been resolved.

  Due to uncertainty regarding the litigation process, the scope and interpretation of contractual indemnity provisions and the status of any insurance coverage, the outcome of this matter could be unfavorable, in which event we might be required to pay damages and other expenses, which could have a material adverse effect on us.

 Settlement of Parden vs. Ethyl Corporation, et al.

  As previously reported, we were a named defendant in a lawsuit entitled Parden vs. Ethyl Corporation, et al. (Case No. 97-34857) filed in the 61st Judicial District Court, Harris County, Texas on June 13, 1997. This lawsuit was filed by two employees of the former operator of the MEMC Pasadena plant who were injured when flaming liquid escaped from a valve under repair. See our annual report on Form 10-K for the year ended December 31, 1998. In November 1999, we settled this matter. Under the settlement, this matter is completely covered by insurance. In consideration of the settlement, on January 11, 2000, the court issued a final judgment in favor of the other defendants and us.

 Lemelson Foundation Partnership

  In July 1999, we received notification from attorneys representing the Lemelson Medical, Education & Research Foundation, Limited Partnership alleging that we infringed on certain patents owned by the Lemelson Foundation related to bar coding and laser mark reading systems. The attorneys for the Lemelson Foundation have not filed suit, but have requested that we enter into a licensing agreement with the Lemelson Foundation in order to avoid litigation. We are in the process of reviewing the patents at issue and how they might relate to our activities. Should the Lemelson Foundation file suit, we would vigorously defend ourselves in this matter. However, due to uncertainty regarding the litigation process, the outcome of this action could be unfavorable, in which event we might be required to pay damages and other expenses, which could have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

  The narrative or tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under Note 18, "Unaudited Quarterly Financial Information", on page 40 of our 1999 Annual Report and under "Stockholder Information" on page 44 of our 1999 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years.

Item 6. Selected Financial Data

  The tabular information (including the footnotes thereto) required by this item is set forth under "Five Year Selected Financial Data" on page 12 of our 1999 Annual Report, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

  The information required by this item is set forth on pages 13 through 20 of our 1999 Annual Report, which information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

  The information required by this item is set forth under "Market Risk" on page 20 of our 1999 Annual Report, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

  Our consolidated financial statements appearing on pages 21 through 40, and the Independent Auditors' Report thereon of KPMG LLP appearing on page 42 of our 1999 Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

  We will file a definitive proxy statement with the Securities and Exchange Commission within 120 days of year-end (the 2000 Proxy Statement). The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2000 Proxy Statement under "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The remaining information required by this item with respect to directors will be set forth in the 2000 Proxy Statement under "ITEM NO. 1. ELECTION OF DIRECTORS" and is incorporated herein by reference. The remaining information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under "Executive Officers of the Registrant."

Item 11. Executive Compensation

  Information appearing under (i) "BOARD MEETINGS--COMMITTEES--Director Compensation and Attendance"; (ii) "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION"; (iii) "SUMMARY COMPENSATION TABLE" and related footnotes; (iv) "OPTION GRANTS IN LAST FISCAL YEAR" and related footnotes; (v) "AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES" and related footnotes; (vi) "Pension Plan"; (vii) "Pension Plan Table (1)," "Pension Plan Table (2)," and "Pension Plan Table (3)"; (viii) "Employment Agreements"; (ix) "Annual Incentive Bonus Plan"; (x) "Special Incentive Bonus Plan"; (xi) "Severance Plan for Senior Officers"; (xii) "Compensation Committee Interlocks and Insider Participation"; and (xiii) "STOCK PERFORMANCE GRAPH" of the 2000 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  Information appearing under "COMMON STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS" and related footnotes and "OWNERSHIP OF MEMC COMMON STOCK BY CERTAIN BENEFICIAL OWNERS" and related footnotes of the 2000 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information under "CERTAIN TRANSACTIONS" of the 2000 Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

    1. Financial Statements

      The following consolidated financial statements of us and our subsidiaries, included on pages 21 through 40 of the 1999 Annual Report, and the Independent Auditors' Report thereon of KPMG LLP appearing on page 42 of such report are incorporated herein by reference.

      Consolidated Statements of Operations--Years ended December 31, 1999, 1998 and 1997.

      Consolidated Balance Sheets--December 31, 1999 and 1998.

      Consolidated Statements of Cash Flows--Years ended December 31, 1999, 1998 and 1997.

      Consolidated Statements of Stockholders' Equity--Years ended December 31, 1999, 1998 and 1997.

      Notes to Consolidated Financial Statements.

      Independent Auditors' Report.

    2. Financial Statement Schedules

     Independent Auditors' Report on Financial Statement Schedule.........   F-1
     Valuation and Qualifying Accounts....................................   F-2
     Financial Statements of POSCO HULS Co., Ltd.:
       Independent Auditors' Report of KPMG San Tong Corp.................   F-3
       Balance sheets as of December 31, 1999 (unaudited) and 1998........   F-4
       Statements of Operations--Years ended December 31, 1999
        (unaudited), 1998 and 1997........................................   F-5
       Statements of Appropriation (Disposition) of Retained Earnings
        (Accumulated Deficit)-- Years ended December 31, 1999 (unaudited),
        1998 and 1997.....................................................   F-6
       Statements of Cash Flows--Years ended December 31, 1999
        (unaudited), 1998 and 1997........................................   F-7
       Notes to Financial Statements......................................   F-8
     Financial Statements of Taisil Electronic Materials Corporation:
       Independent Auditors' Report of KPMG Certified Public Accountants..  F-26
       Balance sheets as of December 31, 1999 (unaudited) and 1998........  F-27
       Statements of Operations--Years ended December 31, 1999
        (unaudited), 1998 and 1997........................................  F-29
       Statements of Changes in Stockholders' Equity--Years ended December
        31, 1999 (unaudited), 1998 and 1997...............................  F-30
       Statements of Cash Flows--Years ended December 31, 1999
        (unaudited), 1998 and 1997........................................  F-31
       Notes to Financial Statements......................................  F-32

    3. Exhibits

     Exhibit No.                        Description
     -----------                        -----------
       3(i)      Restated Certificate of Incorporation of the Company
                 (Incorporated by reference to Exhibit 3-a of the
                 Company's Form 10-Q for the Quarter ended June 30, 1995)

       3(ii) Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the Quarter ended June 30, 1999)

     Exhibit No.                        Description
     -----------                        -----------
     *10-a       Shareholders Agreement dated May 24, 1994 among the
                 Company and China Steel Corporation ("China Steel"),
                 China Development Corporation and Chiao Tung Bank
                 (Incorporated by reference to Exhibit 10(a) of Amendment
                 No. 4 to the Company's Form S-1 Registration Statement
                 No. 33-92412)

     *10-b Technology Cooperation Agreement dated October 26, 1994 between the Company and Taisil Electronic Materials
                 Corporation ("Taisil") (Incorporated by reference to Exhibit 10-b of Amendment No. 4 to the Company's Form S-
                 1 Registration Statement No. 33-92412)

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

     *10-d       Technical Agreement dated December 19, 1990 between the
                 Company and POSCO HULS Company Ltd. ("PHC")
                 (Incorporated by reference to Exhibit 10-d of the
                 Company's Form 10-K for the Year Ended December 31,
                 1998)

     *10-d(1)    Amendment to Technical Agreement dated as of January 1,
                 1995 between the Company and PHC (Incorporated by reference to Exhibit 10-g of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)

      10-d(2)    Second Amendment to Technical Agreement effective as of
                 September 30, 1998 between the Company and PHC
                 (Incorporated by reference to Exhibit 10-g(1) of the
                 Company's Current Report on Form 8-K dated October 22,
                 1998)

     *10-d(3)    Third Amendment to PHC Technical Agreement effective as
                 of October 1, 1998 by and between the Company and PHC
                 (Incorporated by reference to Exhibit 10-d(3) of the
                 Company's Form 10-K for the Year Ended December 31,
                 1998)

     *10-e Shareholder's Agreement dated as of May 16, 1995 between the Company and Texas Instruments Incorporated ("TI")
                 (Incorporated by reference to Exhibit 10-h of Amendment
                 No. 4 to the Company's Form S-1 Registration Statement
                 No. 33-92412)

     *10-f TI Purchase Agreement dated as of June 30, 1995 between the Company, MEMC Southwest Inc. ("MEMC Southwest") and
                 TI (Incorporated by reference to Exhibit 10-i of the Company's Form 10-Q for the Quarter ended June 30, 1995)

     *10-f(1)    Amendment to TI Purchase Agreement dated as of June 5,
                 1997, between MEMC Southwest and TI (Incorporated by reference to Exhibit 10-i of the Company's Form 10-Q for the Quarter ended June 30, 1997)

      10-g       Lease Agreement Covering Silicon Wafer Operation
                 Premises dated June 30, 1995 between TI and MEMC
                 Southwest (Incorporated by reference to Exhibit 10-j of
                 the Company's Form 10-Q for the Quarter ended June 30,
                 1995)

     Exhibit No.                        Description
     -----------                        -----------
      10-g(1)    Sublease Agreement covering Silicon Wafer Operation
                 Premises dated June 30, 1995 between TI and MEMC
                 Southwest (Incorporated by reference to Exhibit 10-j(1)
                 of the Company's Form 10-Q for the Quarter ended June
                 30, 1995)

     *10-h Technology Transfer Agreement dated as of June 30, 1995 between the Company, TI and MEMC Southwest (Incorporated by reference to Exhibit 10-k of the Company's Form 10-Q for the Quarter ended June 30, 1995)

      10-i       Registration Rights Agreement between the Company and
                 VEBA Corporation (as successor to Huls Corporation)
                 (Incorporated by reference to Exhibit 10-l of the
                 Company's Form 10-K for the Year ended December 31,
                 1995)

      10-i(1)    Amendment to Registration Rights Agreement by and
                 between the Company and VEBA Corporation dated March 19,
                 1999

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

     *10-n       Seller Technology License Agreement dated as of July 31,
                 1995, among Albemarle Corporation, the Company, and MEMC
                 Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company's Form 10-K/A Amendment No. 2 for the
                 Year ended December 31, 1997)

     *10-o Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company
                 (Incorporated by reference to Exhibit 10-mm of the Company's Form 10-K/A Amendment No. 2 for the Year ended
                 December 31, 1997)

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

     Exhibit No.                        Description
     -----------                        -----------
      10-r       Standby Agreement dated as of October 22, 1998 by and
                 among the Company and VEBA Corporation (Incorporated by
                 reference to Exhibit 3 of the Schedule 13D dated October
                 30, 1998 filed by VEBA Aktiengesellschaft and VEBA
                 Corporation with respect to the Company)

     +10-aa      Employment Agreement dated as of April 1, 1993 among
                 Huls Belgium S.A., the Company and Marcel Coinne
                 (Incorporated by reference to Exhibit 10-r of Amendment
                 No. 1 to the Company's Form S-1 Registration Statement
                 No. 33-92412)

     +10-bb      MEMC Supplemental Executive Pension Plan 1997
                 Restatement (Incorporated by reference to Exhibit 10-s of the Company's Form 10-Q for the Quarter ended March
                 31, 1997)

     +10-cc      MEMC Electronic Materials, Inc. 1995 Equity Incentive
                 Plan as Amended and Restated on December 6, 1999

     +10-cc(1)   Form of Stock Option and Restricted Stock Agreement
                 (Incorporated by reference to Exhibit 10-t(1) of the
                 Company's Form 10-K for the Year ended December 31,
                 1995)

     +10-cc(2)   Form of Stock Option and Performance Restricted Stock
                 Agreement (Incorporated by reference to Exhibit 10-yy of
                 the Company's Form 10-K for the Year ended December 31,
                 1995)

     +10-cc(3)   Form of Stock Option Agreement (Incorporated by
                 reference to Exhibit 10-zz of the Company's Form 10-K
                 for the Year ended December 31, 1995)

     +10-cc(4)   Form of Stock Option and Performance Restricted Stock
                 Agreement (Incorporated by reference to Exhibit 10-nnn
                 of the Company's Form 10-Q for the Quarter ended March
                 31, 1997)

     +10-cc(5)   Form of Stock Option Agreement (Incorporated by
                 reference to Exhibit 10-ooo of the Company's Form 10-Q
                 for the Quarter ended March 31, 1997)

     +10-cc(6)   Form of Stock Option Agreement (Nonemployee Directors)
                 (Incorporated by reference to Exhibit 10-ppp of the
                 Company's Form 10-Q for the Quarter ended March 31,
                 1997)

     +10-cc(7)   Form of Stock Option Agreement

     +10-dd      Annual Incentive Plan for Selected Key Employees of MEMC
                 Electronic Materials, Inc. and its Subsidiaries
                 (Incorporated by reference to Exhibit 10-u of Amendment
                 No. 1 to the Company's Form S-1 Registration Statement
                 No. 33-92412)

     +10-ee Employment Agreement effective as of June 16, 1995 between the Company and James M. Stolze (Incorporated by reference to Exhibit 10-ee of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)

     +10-ff      Supplemental Retirement Agreement dated as of February
                 17, 1999 between the Company and Ludger H. Viefhues
                 (Incorporated by reference to Exhibit 10-xx(1) of the
                 Company's Current Report on Form 8-K dated February 17,
                 1999)

     +10-ff(1)   Supplemental Retirement Agreement Clarification dated
                 March 17, 1999 between the Company and Ludger H.
                 Viefhues (Incorporated by reference to Exhibit 10.6 of
                 Amendment No. 4 to the Company's Form S-3 Registration
                 Statement No. 333-65973)

     Exhibit No.                        Description
     -----------                        -----------
     +10-gg      Stock Option Agreement dated as of September 1, 1996
                 between the Company and Ludger H. Viefhues (Incorporated
                 by reference to Exhibit 10-iii of the Company's Form 10-
                 Q for the Quarter ended September 30, 1996)

     +10-hh      Consulting Agreement dated December 1, 1997, between the
                 Company and Dr. Robert M. Sandfort (Incorporated by reference to Exhibit 10-nnn of the Company's Form 10-K/A
                 Amendment No. 2 for the Year ended December 31, 1997)

     +10-jj Agreement dated as of April 1, 1993, between the Company and Ralph D. Hartung (Incorporated by reference to Exhibit 10-ppp of the Company's Form 10-K for the Year ended December 31, 1997)

     +10-kk      MEMC Electronic Materials, Inc. Special Incentive Plan
                 Summary (Incorporated by reference to Exhibit 10-qqq of
                 the Company's Form 10-Q for the Quarter ended June 30,
                 1998)

     +10-kk(1)   Special Incentive Bonus Agreement dated as of March 26,
                 1998 between the Company and Marcel Coinne (Incorporated
                 by reference to Exhibit 10-rrr of the Company's Form 10-
                 Q for the Quarter ended June 30, 1998)

     +10-kk(2)   Special Incentive Bonus Agreement dated as of March 24,
                 1998 between the Company and Ralph D. Hartung
                 (Incorporated by reference to Exhibit 10-sss of the
                 Company's Form 10-Q for the Quarter ended June 30, 1998)

     +10-kk(3)   Special Incentive Bonus Agreement dated as of March 31,
                 1998 between the Company and James M. Stolze
                 (Incorporated by reference to Exhibit 10-ttt of the
                 Company's Form 10-Q for the Quarter ended June 30, 1998)

     +10-kk(4)   Special Incentive Bonus Agreement dated as of March 24,
                 1998 between the Company and John P. DeLuca
                 (Incorporated by reference to Exhibit 10-kk(4) of the
                 Company's Form 10-K for the Year Ended December 31,
                 1998)

     +10-ll Employment Agreement effective as of April 1, 1998 between the Company and Klaus R. von Horde (Incorporated by reference to Exhibit 10-uuu of the Company's Form 10-
                 Q for the Quarter ended June 30, 1998)

     +10-ll(1)   Employment Agreement effective as of February 17, 1999
                 between the Company and Klaus R. von Horde (Incorporated
                 by reference to Exhibit 10.5 of Amendment No. 4 to the
                 Company's Form S-3 Registration Statement No. 333-65973)

     +10-mm      Letter Agreement dated April 17, 1998 between the
                 Company and Dr. Werner Schmitz (Incorporated by reference to Exhibit 10-vvv of the Company's Form 10-Q for the Quarter ended June 30, 1998)

     +10-nn      Agreement dated May 19, 1998 between the Company and
                 Ralph D. Hartung (Incorporated by reference to Exhibit
                 10-www of the Company's Form 10-Q for the Quarter ended
                 June 30, 1998)

     +10-oo      International Transfer Letter Agreement effective as of
                 October 1, 1998 between the Company and Marcel Coinne
                 (Incorporated by reference to Exhibit 10-yyy of the
                 Company's Current Report on Form 8-K dated October 21,
                 1998)

      10-aaa     Credit Agreement dated as of July 10, 1995, between the
                 Company and Fidelia Corporation (as successor to Huls
                 Corporation) (Incorporated by reference to Exhibit 10-jj of the Company's Form 10-Q for the Quarter ended June
                 30, 1995)

     Exhibit No.                        Description
     -----------                        -----------
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

      10-fff(1)  First Amendment to Credit Agreement effective as of
                 September 1, 1998 between the Company and Fidelia
                 Corporation (as successor to Huls Corporation)
                 (Incorporated by reference to Exhibit 10-hh(1) of the
                 Company's Current Report on Form 8-K dated October 21,
                 1998)

     Exhibit No.                        Description
     -----------                        -----------
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

     Exhibit No.                        Description
     -----------                        -----------
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

     Exhibit No.                        Description
     -----------                        -----------
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

      10-vvv(1)  First Amendment to Loan Agreement effective as of
                 September 1, 1998 between the Company and Fidelia
                 Corporation (as successor to Huls Corporation)
                 (Incorporated by reference to Exhibit 10-xxx(1) of the
                 Company's Current Report on Form 8-K dated October 21,
                 1998)

      10-www     Revolving Credit Agreement dated as of September 23,
                 1998 between the Company and VEBA AG (Incorporated by reference to Exhibit 10-zzz of the Company's Current
                 Report on Form 8-K dated October 21, 1998)

      10-xxx Revolving Credit Agreement dated as of February 26, 1999 between the Company and Fidelia Corporation (as successor to VEBA Corporation) (Incorporated by reference to Exhibit 10.4 of Amendment No. 3 to the Company's Form S-3 Registration Statement No. 333-65973)

      13         Pages 12 through 42 (excluding the "Report of
                 Management" on page 41) and page 44 of the Company's
                 1999 Annual Report

      21         Subsidiaries of the Company

      23-a       Consent of KPMG LLP

      23-b       Consent of KPMG San Tong Corp.

      23-c       Consent of KPMG Certified Public Accountants

      24         Powers of Attorney submitted by Dr. Hans Michael Gaul;
                 Helmut Mamsch; Willem D. Maris; Paul T. O'Brien; Dr.
                 Alfred Oberholz; and Michael B. Smith

      27         Financial Data Schedule (filed electronically with the
                 SEC only)

--------
   * Confidential treatment of certain portions of these documents has been granted.
   + These Exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an Exhibit to this form pursuant to
     Item 14(c) of this report.

  (b) Reports on Form 8-K

    During the fourth quarter of 1999, we filed no current reports on Form 8-
  K.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          MEMC Electronic Materials, Inc.

                                                 /s/ Klaus R. von Horde
                                          By: _________________________________
                                                    Klaus R. von Horde
                                            President, Chief Executive Officer
                                                       and Director

Date: March 24, 2000

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                 Date
              ---------                          -----                 ----

       /s/ Klaus R. von Horde         President, Chief Executive     March 24,
 ____________________________________  Officer and Director            2000
          Klaus R. von Horde           (Principal executive
                                       officer)

        /s/ James M. Stolze           Executive Vice President       March 28,
 ____________________________________  and Chief Financial             2000
           James M. Stolze             Officer (Principal
                                       financial and accounting
                                       officer)

                   *                  Director                       March 28,
 ____________________________________                                  2000
        Dr. Hans Michael Gaul

                   *                  Chairman of the Board of       March 28,
 ____________________________________  Directors                       2000
            Helmut Mamsch

                   *                  Director                       March 28,
 ____________________________________                                  2000
           Willem D. Maris

                   *                  Director                       March 28,
 ____________________________________                                  2000
         Dr. Alfred Oberholz

                   *                  Director                       March 28,
 ____________________________________                                  2000
           Paul T. O'Brien

                   *                  Director                       March 28,
 ____________________________________                                  2000
           Michael B. Smith

--------
*James M. Stolze, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

     /s/ James M. Stolze
_______________________________
        James M. Stolze
       Attorney-in-Fact

                                 EXHIBIT INDEX

  The following exhibits are filed as part of this report:

     Exhibit
       No.                            Description
     --------                         -----------
     10-i(1)  Amendment to Registration Rights Agreement by and between the Company and VEBA Corporation dated March 19, 1999

     10-cc MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on December 6, 1999

     10-cc(7) Form of Stock Option Agreement

     13 Pages 12 through 42 (excluding the "Report of Management" on page 41) and page 44 of the Company's 1999 Annual Report

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

     24       Powers of Attorney submitted by Dr. Hans Michael Gaul;
              Helmut Mamsch;
              Willem D. Maris; Paul T. O'Brien; Dr. Alfred Oberholz; and
              Michael B. Smith

     27 Financial Data Schedule (filed electronically with the SEC only)

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
MEMC Electronic Materials, Inc.

  Under date of January 20, 2000, we reported on the consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

  In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

St. Louis, Missouri
January 20, 2000

                        MEMC ELECTRONIC MATERIALS, INC.
                                AND SUBSIDIARIES

                Schedule II -- Valuation and Qualifying Accounts

                                                   Charged
                         Balance at Charged to    to Other                       Balance at
                         Beginning  Costs and    Accounts --  Deductions --        End of
                         of Period   Expenses     Describe      Describe           Period
                         ---------- ----------   -----------  -------------      ----------
                                           (Dollars in thousands)
Allowance for doubtful
 accounts:
  Year ended December
   31, 1997.............  $ 2,299    $ 1,700        $   0       $   (526)(A)(B)   $ 3,473
  Year ended December
   31, 1998.............    3,473       (620)           0             (0)(A)(B)     2,853
  Year ended December
   31, 1999.............    2,853        653          (91)(A)     (1,006)(B)        2,409
                          =======    =======        =====       ========          =======
Inventory reserves:
  Year ended December
   31, 1997.............  $ 6,945    $ 5,902(D)     $   0       $ (4,984)(C)      $ 7,863
  Year ended December
   31, 1998.............    7,863     18,420(D)         0         (6,681)(C)       19,602
  Year ended December
   31, 1999.............   19,602      8,402(D)      (266)(A)    (11,053)(C)       16,685
                          =======    =======        =====       ========          =======

--------
(A) Currency fluctuations
(B) Write-off of uncollectible accounts
(C) Write-off of inventory
(D) Charged to cost of goods sold

                         INDEPENDENT AUDITORS' REPORT

To the Stockholders and Board of Directors
POSCO HULS Co., Ltd.:

  We have audited the accompanying balance sheet of POSCO HULS Co., Ltd. (the "Company") as of December 31, 1998, and the related statements of operations, appropriation (disposition) of retained earnings (accumulated deficit) and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  As discussed in note 1(b) to the financial statements, the operations of the Company have been affected and may continue to be affected for the foreseeable future by the adverse economic condition in the Republic of Korea in recent years and those in the Asia Pacific region in general.

  In our opinion, the financial statements give a true and fair view, in all material respects, of the financial position of POSCO HULS Co., Ltd. as of December 31, 1998, and the results of its operations, the changes in its retained earnings (accumulated deficit), and its cash flows for the years ended December 31, 1998 and 1997 in conformity with the Financial Accounting Standards, as established by the Financial Supervisory Commission of the Republic of Korea


  The Financial Accounting Standards in the Republic of Korea, as established by the Financial Supervisory Commission of the Republic of Korea, vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected results of operations for each of the years in the two-year period ended December 31, 1998 and stockholders' equity as of December 31, 1998 and 1997, to the extent summarized in note 22 to the financial statements.

                                          /s/ KPMG San Tong Corp.

Seoul, Korea
January 11, 1999

                              POSCO HULS CO., LTD.

                                 BALANCE SHEETS

                           December 31, 1999 and 1998
                (in thousands of U.S. dollars except share data)

                                                             1999       1998
                                                          ----------- --------
                                                          (Unaudited)
                         ASSETS
Current assets:
  Cash and cash equivalents (notes 2 and 3)..............  $     18   $     54
  Short-term financial instruments (note 3)..............    26,412     18,467
  Marketable securities (note 4).........................    39,575     42,762
  Notes and accounts receivable, less allowance for
   doubtful accounts of $135 in 1999 and $81 in 1998
   (note 12).............................................    13,406      8,003
  Inventories (notes 5 and 9)............................    27,894     29,178
  Other current assets (notes 6 and 12)..................     3,543      4,249
                                                           --------   --------
Total current assets.....................................   110,848    102,713
Investments and other assets (note 8)....................    15,645     13,051
Deferred tax assets, net (note 18).......................    11,535        --
Fixed assets, less accumulated depreciation (notes 7, 9
 and 10).................................................   117,173    134,377
Debt issuance costs......................................       --         135
Deferred foreign currency translation loss (note 19).....       --      23,676
                                                           --------   --------
                                                           $255,201   $273,952
                                                           ========   ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes and accounts payable (note 12)...................  $  8,236   $  6,932
  Short-term borrowings (note 7).........................    14,653      3,850
  Accounts payable--other (note 12)......................     6,203      4,640
  Current portion of bonds issued (note 15)..............    17,461     18,927
  Current portion of long-term debt (note 16)............    24,390     15,096
  Current portion of long-term obligations under
   financial leases (note 10)............................    10,996     10,233
  Other current liabilities (note 13)....................     2,756      3,379
                                                           --------   --------
Total current liabilities................................    84,695     63,057
Retirement and severance benefits (note 14)..............    10,090      7,071
Bonds issued (note 15)...................................    37,973     48,175
Long-term debt, less current portion (notes 7 and 16)....    41,404     65,438
Long-term obligations under financing leases (note 10)...    17,950     28,946
                                                           --------   --------
Total liabilities........................................   192,112    212,687
                                                           --------   --------
Stockholders' equity (notes 12 and 17):
  Common stock of $2.95 par value: Authorized--20,000,000
   shares Issued and outstanding--17,200,000 shares......   112,175    112,175
  Appropriated retained earnings (note 17)...............     4,470     16,931
  Accumulated deficit....................................    (6,986)   (18,619)
  Cumulative translation adjustment......................   (46,570)   (49,222)
                                                           --------   --------
Total stockholders' equity...............................    63,089     61,265
Commitments and contingencies (note 20)..................       --         --
                                                           --------   --------
                                                           $255,201   $273,952
                                                           ========   ========

                See accompanying notes to financial statements.

                              POSCO HULS CO., LTD.

                            STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1999, 1998 and 1997
             (in thousands of U.S. dollars, except per share data)

                                                   1999       1998      1997
                                                ----------- --------  --------
                                                (Unaudited)
Sales (note 12)...............................   $157,979   $120,980  $215,938
Cost of goods sold (note 12)..................    128,095    122,267   169,388
                                                 --------   --------  --------
Gross profit (loss)...........................     29,884     (1,287)   46,550
Selling, general and administrative expenses..      9,491      8,713    10,143
                                                 --------   --------  --------
Operating income (loss).......................     20,393    (10,000)   36,407
                                                 --------   --------  --------
Other income (deductions):
  Interest income.............................      5,855      5,687     5,634
  Interest expense............................    (16,342)   (17,362)  (16,894)
  Foreign currency translation and exchange
   gain, net..................................      5,359      2,845     5,887
  Amortization of deferred foreign currency
   translation loss...........................        --      (6,247)  (15,139)
  Loss of inventory valuation.................     (2,745)    (7,299)   (3,953)
  Other, net..................................       (572)       387    (4,640)
                                                 --------   --------  --------
                                                   (8,445)   (21,989)  (29,105)
                                                 --------   --------  --------
Earnings (loss) before income taxes...........     11,948    (31,989)    7,302
Income taxes (note 18)........................        759        --      1,332
                                                 --------   --------  --------
Net earnings (loss)...........................   $ 11,189   $(31,989) $  5,970
                                                 ========   ========  ========
Earnings (loss) per share of common stock in
 U.S. dollars (note 21).......................   $   0.65   $  (1.86) $   0.35
                                                 ========   ========  ========



                See accompanying notes to financial statements.

                              POSCO HULS CO., LTD.

  STATEMENTS OF APPROPRIATION (DISPOSITION) OF RETAINED EARNINGS (ACCUMULATED
                                    DEFICIT)

                  Years Ended December 31, 1999, 1998 and 1997
                         (in thousands of U.S. dollars)

Date of Disposition for 1999: March 24, 2000

Date of Disposition for 1998: March 26, 1999

Date of Appropriation for 1997: March 24, 1998

                                                     1999       1998     1997
                                                  ----------- --------  -------
                                                  (Unaudited)
Unappropriated (undisposed) retained earnings
 (accumulated deficit):
  Balance at beginning of year...................  $(18,619)  $ 11,898  $ 6,749
  Prior period adjustments:
    Foreign currency translation adjustment (note
     19).........................................   (19,138)       --       --
    Deferred income taxes (note 18)..............     7,121        --       --
                                                   --------   --------  -------
  As restated....................................   (30,636)    11,898    6,749
  Net earnings (loss) for the year...............    11,189    (31,989)   5,970
                                                   --------   --------  -------
                                                    (19,447)   (20,091)  12,719
                                                   --------   --------  -------
Disposition of accumulated deficit:
  Transfers from reserves:
    Legal reserve (note 17)......................     3,141        --       --
    Business rationalization reserve (note 17)...     6,344        --       --
    Reserve for export loss (note 17)............     1,720      1,472      --
    Reserve for technology development (note
     17).........................................       670        --       --
    Reserve for overseas market development (note
     17).........................................       586        --       --
                                                   --------   --------  -------
                                                     12,461      1,472      --
                                                   --------   --------  -------
Appropriation of unappropriated retained
 earnings:
  Reserve for business rationalization (note
   17)...........................................       --         --       821
                                                   --------   --------  -------
                                                        --         --       821
                                                   --------   --------  -------
Balance of unappropriated (undisposed) retained
 earnings (accumulated deficit) after
 appropriation (disposition).....................  $ (6,986)  $(18,619) $11,898
                                                   ========   ========  =======


                See accompanying notes to financial statements.

                              POSCO HULS CO., LTD.

                            STATEMENTS OF CASH FLOWS

                  Years Ended December 31, 1999, 1998 and 1997
                         (in thousands of U.S. dollars)

                                                   1999       1998      1997
                                                ----------- --------  --------
                                                (Unaudited)
Cash flows from operating activities:
  Net earnings (loss)..........................   $11,189   $(31,989) $  5,970
  Adjustments to reconcile net earnings (loss)
   to cash provided by operating activities:
    Foreign translation loss, net..............    (4,946)        45       658
    Loss on disposition of fixed assets, net...       188         45       486
    Depreciation and amortization..............    30,387     39,942    69,574
    Provision for retirement and severance
     benefits..................................     3,282      1,930     3,039
    Contribution to National Pension Fund......      (205)      (423)     (287)
    Payment for retirement and severance
     benefits..................................      (499)      (197)     (352)
    Decrease (increase) in marketable
     securities................................    13,262    (40,057)      361
    Decrease (increase) in notes and accounts
     receivable................................    (5,403)     8,302    (8,164)
    Decrease (increase) in prepaid expenses and
     other current assets......................       706        614    (1,232)
    Decrease (increase) in inventories.........     1,284     10,913    (9,965)
    Increase in trade notes and accounts
     payable...................................     1,304      2,618     3,273
    Decrease in accrued expenses and other
     current liabilities.......................      (623)       (66)     (685)
    Other, net.................................     1,565        420       105
                                                  -------   --------  --------
Net cash provided by operating activities......    51,491     (7,903)   62,781
                                                  -------   --------  --------
Cash flows from investing activities:
  Additions to fixed assets....................    (7,709)   (12,720)  (39,020)
  Proceeds from sale of fixed assets...........       116        432       380
  Decrease (increase) in short-term financial
   instruments.................................    (7,945)      (428)   23,297
  Increase in investments, other assets and
   deferred charges............................    (7,731)    (1,744)   (2,159)
                                                  -------   --------  --------
Net cash used in investing activities..........   (23,269)   (14,460)  (17,502)
                                                  -------   --------  --------
Cash flows from financing activities:
  Proceeds from bank overdraft and short-term
   borrowings..................................    14,125     13,815    14,427
  Repayments of bank overdraft and short-term
   borrowings..................................    (3,911)   (20,863)   (2,245)
  Proceeds from issuance of bonds, net of
   discounts...................................     3,911     56,818       --
  Proceeds from long-term debt.................       267      2,300    26,356
  Repayment of long-term debt..................   (45,077)   (43,623)  (41,138)
  Payment of dividends.........................       --         --    (28,156)
  Increase (decrease) in accounts payable--
   other.......................................     1,563     (4,512)    3,123
                                                  -------   --------  --------
Net cash provided by (used in) financing
 activities....................................   (29,122)     3,935   (27,633)
                                                  -------   --------  --------
Net increase (decrease) in cash and cash
 equivalents...................................      (900)   (18,428)   17,646
Effect of changes in exchange rates............       864     18,475   (17,647)
Cash and cash equivalents at beginning of
 year..........................................        54          7         8
                                                  -------   --------  --------
Cash and cash equivalents at end of year.......   $    18   $     54  $      7
                                                  =======   ========  ========
Supplemental disclosure of cash flow
 information:
  Cash paid during the year for:
    Income taxes...............................   $ 1,174   $    795  $  1,772
    Interest...................................    16,313     16,979     2,059
                                                  =======   ========  ========

                See accompanying notes to financial statements.

                             POSCO HULS CO., LTD.

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 1999, 1998 and 1997
                        (in thousands of U.S. dollars)

(1) Summary of Significant Accounting Policies

 (a) Basis of Presenting Financial Statements

  The accounting records of POSCO HULS Co., Ltd. (the "Company") are expressed in Korean Won and maintained in accordance with the Financial Accounting Standards of the Republic of Korea, which may differ in some material respects from International Accounting Standards or the accounting principles and standards of the country of the reader. The accompanying financial statements have been extracted from the Company's Korean language financial statements that were prepared using accounting principles and reporting practices generally accepted in the Republic of Korea. The financial statements and the auditors' report have been translated from those issued in Korea, from the Korean language into the English language, and have been modified to allow for formatting of the financial statements in a manner different from the presentation under Korean financial statement practices. Certain modifications have been made in the accompanying financial statements to bring the formal presentation into conformity with practices outside of Korea, and certain information included in the Korean language statutory financial statements, which management believes is not required for a fair presentation of the Company's financial position or results of operations, is not presented in the accompanying financial statements. The accompanying financial statements are not intended to present the financial position and results of operations and cash flows in accordance with accounting principles and practices generally accepted in countries and jurisdictions other than Korea.

  The Company's financial positions and results of operations are presented utilizing a reporting currency of U.S. dollars. The U.S. dollar amounts are determined by translating the Korean Won amounts of assets and liabilities into U.S. dollars at the basic exchange rates as of the balance sheet date (W1,145.40 to US$1 and W1,207.80 to US$1 as of December 31, 1999 and 1998,
respectively), the amount of common stock at the basic exchange rates on the dates of issuance, and income and expense items at the average basic exchange rates for each month. The effects of changes in exchange rates are reflected as "cumulative translation adjustment" within stockholders' equity.

 (b) Economic Environment

  The liquidity crisis which began in late 1997 in the Republic of Korea and other countries in the Asia Pacific region necessitated assistance from the International Monetary Fund and a comprehensive policy package intended to address the structural weaknesses in the Korean economy and financial sector was developed and implemented by the government of the Republic of Korea. While the reform policies were intended to improve the economy over time, the immediate effects included slower economic growth, a reduction in the availability of credit, an increase in interest rates, significant devaluation of the Korean Won, an increase in the number of bankruptcies of Korean entities, and labor unrest resulting from the increase in unemployment. These conditions and similar conditions in other countries in the Asia Pacific region have had a material adverse effect on the operations of the Company. Recently, however, economic difficulties have largely been overcome in the Republic of Korea, as evidenced by significant increase in foreign exchange reserves, above-average economic growth and stabilized foreign exchange rates. Nevertheless, it would be premature to be complacent about the economic recovery given, among other factors, the remaining residual effects of the economic crisis which could have a continuing impact on the economy.

  The accompanying financial statements reflect management's current assessment of the impact to date of the economic situation on the financial position of the Company. Actual results could differ from management's current assessments and such differences could be material.

                             POSCO HULS CO., LTD.

 (c) Marketable Securities

  Marketable securities are stated at market value. Any gains or losses resulting from adjusting the securities to market value are recognized in current operations.

 (d) Allowance for Doubtful Accounts

  The allowance for doubtful accounts has been provided based on an individual analysis of the respective receivables and historical experience.

 (e) Inventories

  Inventories are stated at cost determined by the lower of cost (the weighted average method) or market value, except that materials-in-transit are stated at actual cost using the specific identification method.

 (f) Fixed Assets

  Fixed assets are stated at cost. The Company charges expenditures for maintenance, repairs and minor renewals to expense as incurred. Major renewals and improvements are capitalized. Interest incurred during the construction and installation of manufacturing plant is capitalized as part of fixed assets.

  Depreciation is computed by the straight-line method at rates based on the following estimated useful lives:

                                                                 Useful lives
                                                                 ------------
      Buildings.................................................    30-60 years
      Buildings--auxiliary facilities...........................    15-18
      Structures................................................    15-40
      Machinery and equipment...................................     4-10
      Vehicles..................................................        5
      Tools and equipment.......................................        5
      Furniture and fixtures....................................        5
      Industrial water usage rights.............................       15

 (g) Accounting for Leases

  The Company accounts for leases as either operating leases or financing leases in accordance with the Accounting Standards for Leases.

  Under the operating lease method, lease expenses are charged to operations as actual payments are made or become due. Prepaid lease expenses relating to operating leases are amortized over the lease terms of the related leases.

  Under the financing lease method, the principal amount of leased equipment, which represents the present value of total minimum lease payments, is recorded as a leased asset and a long-term obligation under financing leases. The leased assets are amortized over the term of the related lease. Interest expense on long-term obligations under financing leases is recorded when incurred.

 (h) Discount on Bonds Issued

  Discount on bonds issued is amortized over a period from the date of issue to the maturity of the related bonds using the straight-line method.

                             POSCO HULS CO., LTD.

 (i) Retirement and Severance Benefits

  Employees who have been with the Company for more than one year are entitled to lump-sum payments based on current rates of pay and length of service when they leave the Company. The Company's estimated liability under the plan has been recorded in the accompanying financial statements at the amount which would be payable if all employees left the Company at the balance sheet date.

  Under the National Pension Scheme of Korea, the Company is required to transfer a certain portion of retirement benefits of employees to the National Pension Fund. The amount transferred will reduce the retirement and severance benefit amounts payable to the employees when they leave the Company and is reflected in the accompanying financial statements as a reduction of the retirement and severance benefits liability.

  The Company has covered 49% and 37% of the retirement and severance benefits liability as of December 31, 1999 and 1998, respectively by insurance deposits with certain insurance companies, which is included in the investments and other assets account as deposits for retirement and severance benefits.

 (j) Revenue Recognition

  Local sales are recognized when goods are delivered and inspection by the customer is completed, while export sales are recognized as of the shipment date.

 (k) Foreign Currency Translation

  Foreign currency transactions are recorded at the appropriate rate of exchange when incurred. As of December 31, 1999 and 1998, monetary assets and liabilities denominated in a foreign currency are translated into Korean Won at W1,145.40 to US$1 and W1,207.80 to US$1, respectively. Exchange gains or losses are credited or charged to current operations.

  Under the previous Financial Accounting Standards, in 1998, the Company had deferred net foreign exchange loss on long-term foreign currency debt. In accordance with the revised Financial Accounting Standards, the balance of such deferred foreign exchange loss was debited to the beginning balance of accumulated deficit.

 (l) Income Taxes

  Income tax expense or benefit on earnings for 1999 includes both current and deferred taxes. Current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantially enacted at the balance sheet date. Deferred tax is provided using the asset and liability method, providing for temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for taxation purposes. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Through December 31, 1998, recording of deferred taxes was not required under the old Financial Accounting Standards. Beginning in 1999, the Company accounts for deferred taxes using the asset and liability method as described above. The cumulative effect, through December 31, 1998, of the adoption of revised Financial Accounting Standards is credited to the beginning balance of accumulated deficit in 1999.

 (m) Earnings (Loss) per Share

  Earnings (loss) per common share is calculated by dividing net earnings
(loss) by the weighted average number of shares of common stock outstanding during each period.

                             POSCO HULS CO., LTD.

 (n) Statement of Cash Flows

  For purposes of the statement of cash flows, the Company considers all highly liquid marketable securities with maturity of three months or less to be cash equivalents.

 (o) Reclassification

  Certain accounts of 1998 financial statements have been reclassified to conform with the current year's presentation.

 (p) Use of Estimates

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

 (q) Accounting Changes for 1999

  On December 11, 1998, the Financial Supervisory Commission announced certain changes in Financial Accounting Standards in the Republic of Korea ("Korean GAAP") with the intention to enhance Korean GAAP and disclosure rules to more closely resemble international practices. The revised accounting standards are effective for fiscal years starting on or after January 1, 1999.

  The more significant changes include, but are not limited to, accounting for investment securities, foreign currency translation, impairment of long-lived assets, deferred assets, goodwill, asset transfers, income taxes, accounting changes and prior period adjustments. Additional disclosures are also required concerning segment information, discontinued operations and significant non-compliance with covenants. The cumulative effect, through December 31, 1998, of the adoption of revised Financial Accounting Standards is debited or credited to the beginning balance of accumulated deficit in 1999.

(2) Cash and Cash Equivalents

  Cash and cash equivalents at December 31, 1999 and 1998 consist of the following:

                                                                   1999     1998
                                                                ----------- ----
                                                                (Unaudited)
      Cash on hand.............................................     $ 6     $ 2
      Checking accounts........................................       8       4
      Corporate savings deposits...............................       4      --
      Foreign currency deposits................................      --      48
                                                                    ---     ---
                                                                    $18     $54
                                                                    ===     ===

                              POSCO HULS CO., LTD.

(3) Short-term Financial Instruments

  Short-term financial instruments at December 31, 1999 and 1998 consist of the following:

                                                               1999      1998
                                                            ----------- -------
                                                            (Unaudited)
      Time deposits........................................   $18,925   $17,315
      Installment time deposits............................     1,812     1,152
      Cash management account..............................     5,675       --
                                                              -------   -------
                                                              $26,412   $18,467
                                                              =======   =======

  Time deposits, installment time deposits and cash management accounts classified as cash and cash equivalents as of December 31, 1998, have been reclassified as short-term financial instruments as of December 31, 1999 in accordance with the revised accounting standards.

(4) Marketable Securities

  Marketable securities at December 31, 1999 and 1998 consist of the following:

                                                               1999      1998
                                                            ----------- -------
                                                            (Unaudited)
      Beneficiary certificates.............................   $39,575   $41,941
      Government bonds.....................................       --        821
                                                              -------   -------
                                                              $39,575   $42,762
                                                              =======   =======

(5) Inventories

  Inventories at December 31, 1999 and 1998 consist of the following:

                                                                1999      1998
                                                             ----------- -------
                                                             (Unaudited)
      Finished goods........................................   $ 9,097   $ 8,894
      Goods-in-progress.....................................     6,954     6,820
      Raw materials.........................................     1,184       415
      Sub materials.........................................     5,150     4,308
      Supplies..............................................     4,913     5,043
      Materials-in-transit..................................       596     3,698
                                                               -------   -------
                                                               $27,894   $29,178
                                                               =======   =======

                             POSCO HULS CO., LTD.

(6) Other Current Assets

  Other current assets at December 31, 1999 and 1998 consist of the following:

                                                                1999      1998
                                                             ----------- ------
                                                             (Unaudited)
      Accounts receivables--other...........................   $  279    $  122
      Accrued income........................................      728     1,677
      Prepayments...........................................       17        19
      Income taxes refundable...............................    1,219     1,291
      Value added tax refundable............................      775       362
      Prepaid expenses......................................      525       769
      Import guarantee deposit..............................      --          9
                                                               ------    ------
                                                               $3,543    $4,249
                                                               ======    ======

(7) Pledged Assets and Guarantees Provided by Others

  (a) The following assets are pledged as collateral for short-term borrowings and long-term debt at December 31, 1999 and 1998.

                                                              1999       1998
                                                           ----------- --------
                                                           (Unaudited)
      Land................................................   $ 7,572   $ 14,394
      Buildings...........................................    33,505     32,557
      Machinery and equipment.............................    50,375     66,436
                                                             -------   --------
                                                              91,452    113,387
                                                             -------   --------
      Obligations the collateral is pledged to secure:
        Short-term borrowings.............................        --      3,850
        Long-term debt, including current portion.........     7,674     80,534
                                                             -------   --------
                                                             $ 7,674   $ 84,384
                                                             =======   ========

  (b) In addition, to secure borrowings of the Company, its shareholders have provided guarantees as follows:

      Guarantors                                                   1999     1998
      ----------                                                ----------- ----
                                                                (Unaudited)
      MEMC Electronic Materials, Inc. (MEMC)...................     $--     $581
                                                                    ===     ====

                              POSCO HULS CO., LTD.

(8) Investments and Other Assets

  Investments and other assets at December 31, 1999 and 1998 consist of the following:

                                                               1999      1998
                                                            ----------- -------
                                                            (Unaudited)
      Long-term deposits...................................   $ 1,200   $ 1,486
      Leasehold deposits...................................       705       446
      Rental deposit.......................................        96       105
      Deposits for retirement and severance benefits.......     5,550     3,004
      Loans to employees...................................     7,280     6,983
      Restricted cash and deposits.........................        13        11
      Telephone rights.....................................        36        43
      Membership rights....................................       709       667
      Long-term prepaid expenses...........................        56       306
                                                              -------   -------
                                                              $15,645   $13,051
                                                              =======   =======

(9) Fixed Assets

  Fixed assets at December 31, 1999 and 1998 consist of the following:

                                                      1999 (Unaudited)
                                             ----------------------------------
                                                        Accumulated
                                                      depreciation and
                                               Cost     amortization     Net
                                             -------- ---------------- --------
   Land..................................... $ 15,210     $    --      $ 15,210
   Buildings................................   37,879        4,374       33,505
   Building--auxiliary facilities...........    6,518        2,186        4,332
   Structures...............................    6,767        1,597        5,170
   Machinery and equipment..................  228,488      178,113       50,375
   Vehicles.................................      569          429          140
   Tools and equipment......................    2,044        1,829          215
   Furniture and fixtures...................   11,989        9,149        2,840
   Machinery-in-transit.....................      478          --           478
   Construction-in-progress.................    4,472          --         4,472
   Industrial water usage rights............      800          364          436
                                             --------     --------     --------
                                             $315,214     $198,041     $117,173
                                             ========     ========     ========

                             POSCO HULS CO., LTD.

                                                              1998
                                                 ------------------------------
                                                          Accumulated
                                                   Cost   depreciation   Net
                                                 -------- ------------ --------
      Land...................................... $ 14,394   $    --    $ 14,394
      Buildings.................................   35,811      3,254     32,557
      Building--auxiliary facilities............    6,181      1,716      4,465
      Structures................................    6,278      1,226      5,052
      Machinery and equipment...................  209,809    143,373     66,436
      Vehicles..................................      575        378        197
      Tools and equipment.......................    1,871      1,464        407
      Furniture and fixtures....................   10,234      7,102      3,132
      Machinery-in-transit......................    2,362        --       2,362
      Construction-in-progress..................    4,886        --       4,886
      Industrial water usage rights.............      758        269        489
                                                 --------   --------   --------
                                                 $293,159   $158,782   $134,377
                                                 ========   ========   ========

  Property, plant and equipment, and inventories were insured against fire and other damage up to an amount of $614,831 (unaudited) and $526,044 at December 31, 1999 and 1998, respectively.

(10) Financing Leases

  The Company has certain leased silicon wafer manufacturing and other facilities from Hanmi Leasing Co., Ltd. and Korea Development Leasing Co., Ltd. under financing lease contracts. The following is a schedule of minimum future payments on financing leases as of December 31, 1999:

                                                                     (Unaudited)
      2000..........................................................  $ 12,849
      2001..........................................................     9,281
      2002..........................................................     6,234
      2003 and after................................................     4,231
                                                                      --------
                                                                        32,595
      Less portion representing interest............................    (3,649)
      Less current portion..........................................   (10,996)
                                                                      --------
      Long-term obligations under financing leases..................  $ 17,950
                                                                      ========

  The following is a summary of the acquisition cost of leased assets and accumulated depreciation thereon which are included in machinery and equipment as of December 31, 1999 and 1998:

      Description                                           1999       1998
      -----------                                        ----------- --------
                                                         (Unaudited)
      Leased assets at cost (including other incidental
       cost)............................................  $ 40,370   $ 41,485
      Accumulated depreciation..........................   (38,257)   (33,857)
                                                          --------   --------
                                                          $  2,113   $  7,628
                                                          ========   ========

                             POSCO HULS CO., LTD.

(11) Operating Leases

  The Company leased certain equipment and machinery from Korea Industrial Leasing Co., Ltd. and accounts for each of the leases as an operating lease. The operating leases expired in 1998.

  Operating lease expenses of $90 and $459 charged to operations in the years ended December 31, 1998 and 1997, respectively.

(12) Stockholders and Related Party Transactions

  The Company was established under the Foreign Capital Inducement Law in December 1991 as a joint venture company to manufacture and sell silicon wafers and related products. Dividends are paid to shareholders in Korean Won. The stockholders of the Company and their ownership percentages at December 31, 1999 are as follows:

   Stockholders                      Number of shares Ownership percentage
   ------------                      ---------------- --------------------
   Pohang Iron and Steel Co., Ltd.
    (POSCO).........................     6,880,000             40%
   MEMC Electronic Materials, Inc.
    (MEMC)..........................     6,880,000             40%
   Samsung Electronics Co., Ltd.
    (SEC)...........................     3,440,000             20%
                                        ----------            ---
                                        17,200,000            100%
                                        ==========            ===          ===

  The following are major balances and transactions with stockholders at and for the years ended December 31, 1999, 1998 and 1997:

                                                      1999      1998     1997
                                                   ----------- ------- --------
                                                   (Unaudited)
   MEMC:
     Notes and accounts receivable................  $  3,796   $ 1,215 $  3,257
     Other current assets.........................         6        47      217
     Notes and accounts payable...................       735        46       49
     Accounts payable--other......................     1,077       695    1,141
     Sales........................................    25,840    21,558   30,168
     Purchases....................................    10,132     3,353    6,914
     Licensing and royalty payments...............     3,312     3,186    6,329
   SEC:
     Notes and accounts receivable................     7,608     5,199    2,843
     Sales........................................   122,550    78,746  135,298

(13) Other Current Liabilities

  Other current liabilities at December 31, 1999 and 1998 consist of the following:

                                                                 1999      1998
                                                              ----------- ------
                                                              (Unaudited)
      Withholding............................................   $  274    $  209
      Accrued expenses.......................................    2,482     3,170
                                                                ------    ------
                                                                $2,756    $3,379
                                                                ======    ======

                              POSCO HULS CO., LTD.

(14) Retirement and Severance Benefits

  Changes in retirement and severance benefits for the years ended December 31, 1999, 1998 and 1997 are summarized as follows:

                                                    1999      1998     1997
                                                 ----------- -------  -------
                                                 (Unaudited)
   Beginning balance............................   $ 7,071   $ 4,271  $ 5,433
   Provision for the year.......................     3,282     2,014    3,039
   Payments.....................................      (499)     (197)    (352)
   Effect of changes in exchange rates..........     1,497     2,039   (3,849)
                                                   -------   -------  -------
   Ending balance...............................    11,351     8,127    4,271
   Cumulative contribution to National Pension
    Fund, net...................................    (1,261)   (1,056)    (398)
                                                   -------   -------  -------
                                                   $10,090   $ 7,071  $ 3,873
                                                   =======   =======  =======

(15) Bonds Issued

  Bonds issued at December 31, 1999 and 1998 are summarized as follows:

                             Interests
   Series     Maturities     per annum        1999          1998         Guarantor
   ------     ----------     ---------     -----------     -------      -----------
                                           (Unaudited)
   #10           1999          17.0%         $   --        $10,763      Boram bank
   #11           1999          16.0%             --          8,280      Koram bank*
   #12           2000          13.3%          17,461        16,559      Unsecured
   #13           2001          10.0%          26,192        24,838      Unsecured
   #14           2001           8.0%           8,731         8,280      Unsecured
   #15           2002           7.0%           4,365            --      Unsecured
                                             -------       -------
                                              56,749        68,720
   Less current portion...........            17,461        18,927
   Less unamortized discount......            (1,315)       (1,618)
                                             -------       -------
                                             $37,973       $48,175
                                             =======       =======

--------
(*) Private placement

  Scheduled repayments of bonds issued as of December 31, 1999 are as follows:

                                                                     (Unaudited)
      2000..........................................................   $17,461
      2001..........................................................    34,923
      2002..........................................................     4,365
                                                                       -------
                                                                       $56,749
                                                                       =======

                              POSCO HULS CO., LTD.

(16) Long-term Debt

  Long-term debt at December 31, 1999 and 1998 is summarized as follows:

                             Interest
                            per annum     Final maturity    1999       1998
                         ---------------- -------------- ----------- --------
                                                         (Unaudited)
Korean Won loans:
  General facility loan  Floating rate         2005       $  1,528   $  1,449
  Facility loan          5.5%                  2007            277        191
                                                          --------   --------
                                                             1,805      1,640
                                                          --------   --------
Foreign currency loans:
  Facility loan          Floating rate         2005          1,187      1,186
  Facility loan          6LIBOR*+0.7%          2003          6,682      8,591
  Facility loan          Prime Rate+1.0%       2003          2,848      3,562
  Facility loan          3LIBOR*+2%            1999            --         328
  Facility loan          3LIBOR*+1.5%          1999            --         253
  Facility loan          Prime Rate+1.3%       2003          4,016      5,355
  Facility loan          6LIBOR*+0.6%          2003         18,950     25,480
  Facility loan          Prime Rate+1.2%       2003          1,565      2,012
  Operating loan         Prime Rate+1.6%       2003          1,381      1,727
  Operating loan         Prime Rate+0.67%      2000         12,700     12,700
  Operating loan         Prime Rate+0.8%       2001          9,700      9,700
  Operating loan         6LIBOR*+0.7%          1999            --       3,040
  Operating loan         Prime Rate+0.77%      2001          4,960      4,960
                                                          --------   --------
                                                            63,989     78,894
                                                          --------   --------
  Total long-term debt.................................     65,794     80,534
  Less current portion.................................    (24,390)   (15,096)
                                                          --------   --------
                                                          $ 41,404   $ 65,438
                                                          ========   ========

--------
* 3LIBOR = 3 month London inter-bank offered rate
* 6LIBOR = 6 month London inter-bank offered rate

  The following is a schedule of payments of long-term debt as of December 31, 1999:

                                                                     (Unaudited)
      2000..........................................................   $24,390
      2001..........................................................    26,485
      2002..........................................................    11,199
      2003..........................................................     2,834
      2004..........................................................       598
      2005 and thereafter...........................................       288
                                                                       -------
                                                                       $65,794
                                                                       =======

                             POSCO HULS CO., LTD.

(17) Appropriated Retained Earnings

  Appropriated retained earnings as of December 31, 1999 and 1998 are summarized as follows:

                                                               1999      1998
                                                            ----------- -------
                                                            (Unaudited)
   Legal reserve...........................................   $  --     $ 3,141
   Reserve for business rationalization....................      --       6,344
   Reserve for technology development......................    1,340      2,010
   Reserve for export loss.................................    1,958      3,678
   Reserve for overseas market development.................    1,172      1,758
                                                              ------    -------
                                                              $4,470    $16,931
                                                              ======    =======

  The Korean Commercial Code requires the Company to appropriate as legal reserve an amount equal to at least 10% of cash dividends for each accounting period until the reserve equals 50% of stated capital. This legal reserve may be used to reduce a deficit or it may be transferred to common stock as a stock dividend. All legal reserve was used to reduce accumulated deficit in 1999.

  Under the Tax Exemption and Reduction Control Law, the Company is allowed to make certain deductions from corporate income taxes. The Company is, however, required to appropriate from retained earnings the amount of the tax benefit obtained and transfer such amount into a reserve for business rationalization. This legal reserve may be used to reduce a deficit or may be transferred to common stock as a stock dividend. All reserve for business rationalization was used to reduce accumulated deficit in 1999.

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

(18) Income Taxes

  The Company is subject to a number of taxes based upon taxable earnings at the following normal tax rates:

                                                                  Rates
                                                         -----------------------
      Taxable earnings                                      1999     1998  1997
      ----------------                                   ----------- ----- -----
                                                         (Unaudited)
      Up to W100,000 thousand...........................    17.6%    17.6% 17.6%
      Over W100,000 thousand............................    30.8%    30.8% 30.8%

  Under the Foreign Capital Inducement Law (FCIL), the Company is entitled to the exemption from corporation taxes to the extent of its foreign equity portion (40%) until 2002, as stipulated in the Tax Exemption and Control Law. After consideration of the FCIL exemption, the Company's effective tax rate is 23.8%.

                             POSCO HULS CO., LTD.

  The "expected" income tax expense (benefit) calculated using the effective tax rate differs from the actual income tax expense (benefit) for the year ended December 31, 1999 for following reasons:

                                                                     (Unaudited)
   The "expected" income taxes using effective tax rates............   $ 2,836
   Increase in tax credit to be carried forward.....................      (886)
   Other permanent differences......................................    (1,191)
                                                                       -------
   Income taxes per accompanying financial statements...............   $   759
                                                                       =======

  The reconciliation between expected taxes and actual income taxes for 1998 has not been presented since there was no taxable income and deferred tax accounting was not required prior to 1999.

  The components of income tax expense for the year ended December 31, 1999 are summarized as follows:

                                                                     (Unaudited)
      Current.......................................................    $--
      Deferred......................................................     759
                                                                        ----
                                                                        $759
                                                                        ====

  The tax effects of temporary differences that resulted in significant portion of the deferred income tax assets and liabilities at December 31, 1999 and 1998 using 23.8% as the effective tax rate after the consideration of the FCIL exemption are presented below:

                                                              1999      1998
                                                           ----------- -------
                                                           (Unaudited)
   Deferred income tax assets:
     Inventories..........................................   $ 1,104   $ 1,902
     Cumulative adjustment of deferred foreign exchange
      translation loss....................................     3,872     5,635
     Depreciation.........................................       919       --
     Tax credit...........................................     1,985     1,042
     Tax loss carryforwards utilized......................     4,751     5,772
     Loss on securities valuation.........................        53       --
     Others...............................................       --         15
                                                             -------   -------
                                                              12,684    14,366
                                                             -------   -------
   Deferred income tax liabilities:
     Accrued income.......................................       173       399
     Gain on securities valuation.........................       190       --
     Foreign exchange translation loss....................       --      1,097
     Reserve for tax purpose..............................       739     1,167
     Land.................................................        47        45
                                                             -------   -------
                                                               1,149     2,708
                                                             -------   -------
   Net deferred income tax assets.........................   $11,535   $11,658
                                                             =======   =======

  The Company has a tax loss carryforward of $19,962 at December 31, 1999, which may be used to offset future taxable income of the Company. If not used to offset future taxable income, the tax loss carryforward will expire in 2003.

                             POSCO HULS CO., LTD.

  Effective January 1, 1999, the Company adopted the asset and liability method for income taxes, in accordance with the revised Financial Accounting Standard. Out of the cumulative effect on prior years of the adoption of deferred income taxes of $11,658 of net deferred tax asset as of January 1, 1999, $7,121 was credited to the beginning balance of accumulated deficit and $4,537 was offset with deferred foreign currency translation loss which was charged to the beginning balance of accumulated deficit.

(19) Deferred Foreign Currency Translation Loss

  In accordance with the revised accounting standards, the cumulative effect on prior years of the changes in the accounting standard for unrealized foreign currency translation losses, $19,138 of deferred foreign currency translation loss net of tax effects in the amount of $4,537 as of December 31, 1998, was charged to the beginning balance of accumulated deficit.

(20) Commitments and Contingencies

  (a) As of December 31, 1999, the Company has provided 4 blank checks, 8 blank promissory notes and 1 promissory note in the amount of W8,731 to financial institutions in connection with various contracts to guarantee repayment in case the Company is in default for the repayment of its borrowings or in breach of certain borrowing covenants. The Company is not currently in default of its borrowings or lease contracts.

  (b) As of December 31, 1999, the Company has entered into bank overdraft agreements for borrowing up to $11,350 with five banks and has also entered into borrowing arrangements with three short-term financing companies.

(21) Earnings (Loss) Per Share

  Earnings (loss) per share for the years ended December 31, 1999, 1998 and 1997 are calculated as follows:

                                             1999        1998         1997
                                          ----------- -----------  -----------
                                          (Unaudited)
   Net earnings (loss)................... $    11,189 $   (31,989) $     5,970
   Weighted average number of shares of
    common stock.........................  17,200,000  17,200,000   17,200,000
                                          ----------- -----------  -----------
   Earnings (loss) per share in U.S.
    dollars.............................. $      0.65 $     (1.86) $      0.35
                                          =========== ===========  ===========

                             POSCO HULS CO., LTD.

(22) Reconciliation to United States Generally Accepted Accounting Principles

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

                                                   1999       1998      1997
                                                ----------- --------  --------
                                                (Unaudited)
Net earnings (loss)--Korean GAAP...............  $ 11,189   $(31,989) $  5,970
                                                 --------   --------  --------
Adjustments:
  Start-up costs...............................     1,059        406     2,383
  Inventories..................................     1,177      1,845     1,044
  Depreciation in relation to useful life and
   functional currency differences.............   (19,200)   (13,108)   11,294
  Capitalized interest and related
   depreciation................................        57         97     1,273
  Amortization of deferred foreign currency
   translation loss............................       --       6,247    15,139
  Foreign currency translation gain (loss)
   including functional currency difference,
   net.........................................    (6,580)    (5,493)  (20,305)
  Deferred income taxes, including translation
   adjustment..................................       918     (2,435)   10,915
  Others.......................................       (68)       (12)      140
                                                 --------   --------  --------
Total adjustments..............................   (22,637)   (12,453)   21,883
                                                 --------   --------  --------
Net earnings (loss)--U.S. GAAP.................  $(11,448)  $(44,442) $ 27,853
                                                 ========   ========  ========
Basic earnings (loss) per share--U.S. GAAP.....  $  (0.66)  $  (2.46) $   1.62
                                                 ========   ========  ========
(1) For Korean GAAP purposes, the Company records gains and losses through its statement of operations for changes in currency rates effecting monetary assets and liabilities denominated in dollars. For US GAAP purposes, the
    US dollar is the functional currency. Thus, for US GAAP purposes, currency gains and losses result from changes in currency exchange rates related to monetary assets and liabilities denominated in Korean Won. The differences between the currency gains and losses calculated under the two different sets of assumptions appear as adjustments in reconciling Korean GAAP net earnings (loss) to net earnings (loss) under US GAAP.

Stockholders' equity--Korean GAAP..............  $ 63,089   $ 61,265  $ 51,657
Adjustments:
  Start-up costs...............................       --      (1,059)   (1,465)
  Inventories..................................       554       (623)   (2,468)
  Fixed assets:
  Depreciation in relation to useful life and
   functional currency differences.............    11,262     30,462    43,570
  Capitalized interest and related
   depreciation................................     2,850      2,793     2,696
  Functional currency impact, principally on
   fixed assets and inventories................    71,731     80,397   141,556
  Deferred foreign currency translation loss...       --     (23,676)  (44,046)
  Deferred income taxes........................    (8,986)     2,389     4,824
  Others.......................................       --         --         66
                                                 --------   --------  --------
    Total adjustments..........................    77,411     90,683   144,733
                                                 --------   --------  --------
Stockholders' equity--U.S. GAAP................  $140,500   $151,948  $196,390
                                                 ========   ========  ========

                             POSCO HULS CO., LTD.

(2) For US GAAP purposes, fixed assets are depreciated over longer lives than for Korean GAAP purposes. Additionally, fixed assets are presented in the Korean GAAP financial statements using a translation rate in effect at the balance sheet date. For US GAAP purposes, US dollar is the functional currency. Accordingly, fixed assets are translated at rates in effect at the acquisition date of the various assets. As a result, in reconciling from Korean GAAP to US GAAP stockholders' equity, positive adjustments result both from the longer lives used for US GAAP as well as translating the gross asset basis, and accompanying accumulated depreciation, at rates different than for Korean GAAP.

  The condensed balance sheets of the Company as of December 31, 1999 and 1998 under U.S. GAAP are summarized as follows:

                                                              1999       1998
                                                           ----------- --------
                                                           (Unaudited)
   Current assets:
     Inventories..........................................  $ 29,742   $ 29,655
     Other current assets.................................    83,955     74,916
                                                            --------   --------
     Total current assets.................................   113,697    104,571
   Fixed assets...........................................   426,943    419,964
     Less accumulated depreciation........................   225,183    173,990
                                                            --------   --------
                                                             201,760    245,974
   Investments and other assets...........................    26,247     14,090
                                                            --------   --------
                                                            $341,704   $364,635
                                                            ========   ========

   Current liabilities....................................  $ 85,059   $ 63,057
   Long-term liabilities..................................   116,145    149,630
                                                            --------   --------
     Total liabilities....................................   201,204    212,687
   Stockholders' equity:
     Common stock.........................................   112,175    112,175
     Retained earnings....................................    28,325     39,773
                                                            --------   --------
     Total stockholders' equity...........................   140,500    151,948
                                                            --------   --------
                                                            $341,704   $364,635
                                                            ========   ========

                             POSCO HULS CO., LTD.

  The tax effects of temporary differences that resulted in significant portions of the deferred tax assets and liabilities at December 31, 1999 and 1998 computed under U.S. GAAP, and a description of the financial statement items that created these differences follow:

                                  1999       1998
                               ----------- --------
                               (Unaudited)
   Deferred tax assets:
     Inventories.............    $   977   $  2,055
     Start-up costs..........        --         165
     Capital leases..........        --           1
     Depreciation............        919        --
     Foreign currency
      translation loss.......      3,872      5,501
     Korean tax operating
      loss carryforwards.....      4,751      5,772
     Tax credit..............      1,985        --
     Others..................        --           3
                                 -------   --------
   Total deferred tax
    assets...................     12,504     13,497
                                 -------   --------
   Deferred tax liabilities:
     Depreciation in relation
      to useful life
      difference.............     (8,305)    (9,050)
     Depreciation on
      capitalized interest...       (555)      (447)
     Reserves for tax
      purpose................       (739)    (1,167)
     Accrued income..........       (173)      (399)
     Gain on securities
      valuation..............       (137)       --
     Land....................        (47)       (45)
                                 -------   --------
   Total deferred tax
    liabilities..............     (9,956)   (11,108)
                                 -------   --------
   Net deferred tax asset....    $ 2,548   $  2,389
                                 =======   ========

(a) Deferred Income Taxes

  Until last year, under the Korean GAAP, a provision has not been made in the accounts to reflect the future tax effects resulting from certain income and expense items being treated differently for financial reporting purposes and tax computation purposes. However, the revised Korean GAAP requires the recognition of deferred tax assets and liabilities created by temporary differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

  U.S. GAAP also requires the recognition of deferred tax assets and liabilities created by temporary differences between the financial statement and tax bases of assets and liabilities. However, because of differences between Korean GAAP and U.S. GAAP for other items (for example, functional currency differences) the net deferred tax amount under US GAAP is different from that under Korean GAAP.

  The tax rate used to calculate deferred tax assets and liabilities was changed from 20.3% in 1997 to 23.8% in 1998 to reflect the normal corporation tax rate and exemptions statutorily available under FCIL. The effect of this increase on the effective tax rate was to decrease net loss by $291 in 1998.

                             POSCO HULS CO., LTD.

(b) Start-up Costs

  Certain start-up costs are deferred for Korean GAAP and amortized in equal annual amounts over 5 years from 1993. These costs would be expensed as incurred under U.S. GAAP.

(c) Useful Life of Machinery and Equipment

  In 1995, the Company changed the estimated useful life of certain machinery to 4 years from 6 years. For U.S. GAAP purposes, the Company continues to depreciate the machinery and equipment over its estimated useful life of 6 years. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. There is no indication of impairment of property, plant and equipment at December 31, 1999 and 1998.

(d) Inventories

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

(e) Depreciation on Capitalized Interest

  In 1994, the Company recorded a prior year adjustment under Korean GAAP for interest that should have been capitalized to construction-in-progress in 1993 and is being depreciated over the useful life of the related fixed assets. For U.S. GAAP purpose, the interest amount was charged to earnings in 1993.

(f) Foreign Currency Translation

  In accordance with a change in Korean GAAP in 1997, net deferred foreign exchange losses on long-term foreign currency (including current portion) denominated monetary assets and liabilities were recorded as a deferred foreign currency translation loss and amortized over the remaining repayment period of the respective assets and liabilities. In 1999, in accordance with a change in Korean GAAP, the balance of such deferred foreign exchange loss was recorded as an adjustment to the beginning balance of accumulated deficit. However, for US GAAP purposes, all such foreign currency transaction losses are expensed as incurred in all periods.

(g) Functional Currency

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

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Taisil Electronic Materials Corporation:

  We have audited the accompanying balance sheets of Taisil Electronic Materials Corporation as of December 31, 1998 and the related statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Taisil Electronic Materials Corporation as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles in the Republic of China.

  As discussed in note (2)(j) to the financial statements, as of December 31, 1997, Taisil Electronic Materials Corporation changed its method of accounting for pensions.

  Accounting principles generally accepted in the Republic of China vary in certain significant respects from generally accepted accounting principles in the United States. Application of generally accepted accounting principles in the United States would have affected stockholders' equity as of December 31, 1998, and the results of operations for the years ended December 31, 1998 and 1997 to the extent summarized in note 15 to the financial statements.

                                          /s/ KPMG Certified Public
                                          Accountants

Taipei, Taiwan
February 9, 1999

                    TAISIL ELECTRONIC MATERIALS CORPORATION

                                 BALANCE SHEETS

                           December 31, 1999 and 1998
                     (expressed in thousands of US dollars)

                                                              1999       1998
                                                           ----------- --------
                                                           (Unaudited)
Assets
Current assets:
  Cash and cash equivalents (note 4)......................  $  11,041  $ 31,068
  Short-term investments (note 5).........................        --        337
  Restricted bank deposits (note 13)......................         32       962
  Notes and accounts receivable (note 3)..................     20,644    14,649
  Inventories, net (note 6)...............................     18,153    15,869
  Prepayments and other current assets (notes 3 and 12)...      1,922     2,076
  Deferred income taxes, net (note 12)....................      2,240       --
                                                            ---------  --------
    Total current assets..................................     54,032    64,961
                                                            ---------  --------
Long-term investments.....................................        --         23
                                                            ---------  --------
Property, plant and equipment (notes 3, 7 and 13):
  Buildings...............................................     51,642    51,642
  Machinery and equipment.................................    216,974   213,303
  Furniture and fixtures..................................      7,072     6,691
                                                            ---------  --------
                                                              275,688   271,636
  Less: accumulated depreciation..........................   (106,903)  (70,715)
  Prepayments for equipment...............................     18,227    20,751
                                                            ---------  --------
    Net property, plant, and equipment....................    187,012   221,672
                                                            ---------  --------
Other assets:
  Deferred technology fees (note 3).......................      3,750     5,583
  Deferred income taxes, net (note 12)....................      5,538     3,678
  Other assets............................................        619       884
                                                            ---------  --------
    Total other assets....................................      9,907    10,145
                                                            ---------  --------
    Total assets..........................................  $ 250,951  $296,801
                                                            =========  ========

                    TAISIL ELECTRONIC MATERIALS CORPORATION

                           December 31, 1999 and 1998
         (expressed in thousands of US dollars, except per share data)

                                                             1999       1998
                                                          ----------- --------
                                                          (Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
  Short-term loans (note 8)..............................  $ 16,609   $ 35,362
  Short-term bills payable (note 8)......................     8,477     15,851
  Current portion of long-term loans (notes 3, 9 and
   13)...................................................    40,120     37,395
  Notes and accounts payable (note 3)....................     4,827      4,370
  Accrued expenses and other current liabilities (notes 3
   and 10)...............................................     7,515      9,122
                                                           --------   --------
    Total current liabilities............................    77,548    102,100
                                                           --------   --------
Commitments and contingencies (note 14)
Long-term loans (notes 3, 9 and 13)......................    77,543    116,346
Deposits from contractors................................        32         66
Accrued pension liabilities (note 10)....................       636        310
                                                           --------   --------
    Total liabilities....................................   155,759    218,822
                                                           --------   --------
Stockholders' equity (note 11):
  Common stock--par value NT$10. Authorized 480,000,000
   shares and issued 400,000,000 shares..................   130,913    139,887
  Advance from stockholders..............................       --      30,744
  Accumulated deficit....................................   (35,721)   (92,652)
                                                           --------   --------
    Total stockholders' equity...........................    95,192     77,979
                                                           --------   --------
    Total liabilities and stockholders' equity...........  $250,951   $296,801
                                                           ========   ========



                See accompanying notes to financial statements.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

                            STATEMENTS OF OPERATIONS

                  Years Ended December 31, 1999, 1998 and 1997
                     (expressed in thousands of US dollars)

                                                   1999       1998      1997
                                                ----------- --------  --------
                                                (Unaudited)
Net sales (note 3).............................  $ 94,424   $ 58,663  $ 61,554
Cost of goods sold (note 3)....................    91,469     80,284    70,017
                                                 --------   --------  --------
  Gross profit (loss)..........................     2,955    (21,621)   (8,463)
                                                 --------   --------  --------
Selling, general and administrative expense....     8,498      7,678     6,939
  Research and development expense.............     1,651      2,117     6,908
                                                 --------   --------  --------
                                                   10,149      9,795    13,847
                                                 --------   --------  --------
  Operating loss...............................    (7,194)   (31,416)  (22,310)
                                                 --------   --------  --------
Non-operating income (expense):
  Interest income..............................     1,428      1,589     1,959
  Interest expense, excluding capitalized
   interest of $991 in 1997 (note 3)...........   (10,979)   (15,286)  (15,356)
  Gain (loss) on foreign exchange, net.........    (1,191)    (1,773)   14,800
  Other income, net (note 3)...................       940      1,525     1,458
                                                 --------   --------  --------
                                                   (9,802)   (13,945)    2,861
                                                 --------   --------  --------
Loss before income taxes.......................   (16,996)   (45,361)  (19,449)
Income tax benefit (expense) (note 12).........     3,984    (13,053)    5,665
                                                 --------   --------  --------
Net loss.......................................  $(13,012)  $(58,414) $(13,784)
                                                 ========   ========  ========



                See accompanying notes to financial statements.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                  Years Ended December 31, 1999, 1998 and 1997
                     (expressed in thousands of US dollars)

                                                Advance
                                     Common       From     Accumulated
                                     Stock    Stockholders   Deficit    Total
                                    --------  ------------ ----------- -------
Balance as of January 1, 1997
 (unaudited)......................  $ 94,942    $   --      $(20,454)  $74,488
Capital increase through cash.....    18,841        --           --     18,841
Net loss..........................       --         --       (13,784)  (13,784)
                                    --------    -------     --------   -------
Balance as of December 31, 1997...   113,783        --       (34,238)   79,545
Capital increase through cash.....    26,104        --           --     26,104
Advance from stockholders.........       --      30,744          --     30,744
Net loss..........................       --         --       (58,414)  (58,414)
                                    --------    -------     --------   -------
Balance as of December 31, 1998...   139,887     30,744      (92,652)   77,979
Capital increase through cash
 (unaudited)......................    60,969    (30,744)         --     30,225
Capital decrease to offset
 accumulated deficit (unaudited)..   (69,943)       --        69,943       --
Net loss (unaudited)..............       --         --       (13,012)  (13,012)
                                    --------    -------     --------   -------
Balance as of December 31, 1999
 (unaudited)......................  $130,913    $   --      $(35,721)  $95,192
                                    ========    =======     ========   =======




                See accompanying notes to financial statements.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                  Years ended December 31, 1999, 1998 and 1997
                     (expressed in thousands of US dollars)

                                                   1999       1998      1997
                                                ----------- --------  --------
                                                (unaudited)
Cash flows from operating activities:
  Net loss.....................................  $(13,012)  $(58,414) $(13,784)
  Adjustments to reconcile net loss to cash
   provided by (used in) operating activities:
    Non-cash foreign exchange (gain) loss......     3,601      1,521   (16,510)
    Depreciation and amortization..............    38,676     38,961    26,497
    Provision (reversal) for inventory loss....    (3,027)     1,170    (1,207)
    Loss (gain) from disposal of property,
     plant and equipment.......................        (1)        52         9
    Decrease (increase) in notes and accounts
     receivable................................    (5,469)     6,686   (20,027)
    Decrease (increase) in inventories.........       743      1,082    (5,068)
    Decrease (increase) in prepayments and
     other current assets......................       154      1,264    (4,103)
    Decrease (increase) in deferred income
     taxes.....................................    (3,984)    13,794    (3,852)
    Increase (decrease) in notes and accounts
     payable...................................       334     (7,380)    1,550
    Increase (decrease) in accrued expenses and
     other current liabilities.................    (1,799)    (1,801)   10,573
    Increase in accrued pension liabilities....       311        310       --
                                                 --------   --------  --------
      Cash provided by (used in) operating
       activities..............................    16,527     (2,755)  (25,922)
                                                 --------   --------  --------
Cash flows from investing activities:
  Decrease (increase) in short-term
   investments.................................       337      1,716    (2,060)
  Decrease (increase) in long-term
   investments.................................        23        (23)      --
  Additions to property, plant and equipment...    (2,149)   (13,020)  (75,965)
  Proceeds from disposal of property and
   equipment...................................        18         22        18
  Decrease (increase) in technology fees and
   other assets................................       222     (1,379)     (247)
  Decrease in restricted bank deposits.........       930      2,132    36,650
                                                 --------   --------  --------
      Cash used in investing activities........      (619)   (10,552)  (41,604)
                                                 --------   --------  --------
Cash flows from financing activities:
  Proceeds from issuance of common stock and
   advance from stockholders...................    30,225     56,848    18,841
  Increase (decrease) in loans and bills
   payable.....................................   (65,844)   (31,132)   57,081
  Increase (decrease) in deposits from
   contractors.................................       (35)        46       (16)
                                                 --------   --------  --------
      Cash provided by (used in) financing
       activities..............................   (35,654)    25,762    75,906
                                                 --------   --------  --------
Net increase in cash and cash equivalents......   (19,746)    12,455     8,380
Effect of exchange rate changes on cash........      (281)      (142)     (740)
Cash and cash equivalents at beginning of the
 year..........................................    31,068     18,755    11,115
                                                 --------   --------  --------
Cash and cash equivalents at end of the year...  $ 11,041   $ 31,068  $ 18,755
                                                 ========   ========  ========
Supplemental disclosure of cash flow
 information:
  Cash paid for interest, excluding capitalized
   interest....................................  $ 11,961   $ 15,032  $ 14,015
                                                 ========   ========  ========
  Cash paid for income taxes (including
   refundable income taxes)....................  $    145   $    163  $    191
                                                 ========   ========  ========

                See accompanying notes to financial statements.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

                         NOTES TO FINANCIAL STATEMENTS

               (Amounts expressed in thousands of US dollars or
                 New Taiwan dollars, unless otherwise stated)
         (Amounts and information with respect to 1999 are unaudited)

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

(2) Significant accounting policies

(a) Accounting principles

  The financial statements have been prepared in accordance with accounting principles generally accepted in the Republic of China ("ROC GAAP"). ROC GAAP varies in certain significant respects from accounting principles generally accepted in the United States of America ("US GAAP"). Application of US GAAP would have affected stockholders' equity as of December 31, 1999 and 1998, and the results of operations for each of the years in the three-year period ended December 31, 1999, to the extent summarized in note 15.

(b) Functional and reporting currency

  The Company reports its financial position and results of operations using the United States dollar as the functional currency.

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

(d) Cash equivalents

  The Company considers commercial paper and bank acceptances with a maturity of less than three months from the date of purchase and time deposits as cash equivalents.

(e) Short-term investments

  Investments are carried at the lower of cost or market value. The market value of unlisted trust funds is determined on the basis of the trust fund's net worth on the balance sheet date. Costs of sale of investments are determined on the weighted-average basis.

(f) Inventories

  Inventories are stated at the lower of cost or market value. Cost is determined using the weighted-average method. The market value of raw materials is determined on the basis of replacement cost. Market values of work in process and finished goods are determined on the basis of net realizable value.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

(g) Long-term investments

  Long-term investments in equity securities that are not publicly traded in which the Company owns less than 20% of the investee's common stock and does not exercise significant influence over the investee's operations are stated at cost.

(h) Property, plant and equipment

  Property, plant and equipment are stated at acquisition cost, which includes the capitalization of interest and certain expenses incurred in connection with the construction of plant and installation of machinery and equipment. Depreciation on plant and equipment is provided on the straight-line method over the estimated useful lives of the respective assets.

  Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of property, plant and equipment, the estimated future undiscounted net cash flow of each asset is compared to the carrying amount of the asset. If the carrying amount exceeds the undiscounted cash flow, the impairment is measured based on the fair values of the assets. At December 31, 1999 and 1998, the estimated future undiscounted net cash flows of property, plant and equipment exceeded their carrying amount.

(i) Technology fees

  The Company has entered into a technical assistance service agreement with MEMC Electronic Materials, Inc. involving information and processes embodying technology, equipment design, and assets and property rights for the manufacture of silicon wafers. Payments for such technology are capitalized and amortized over five years from the commencement of commercial production.

(j) Employee retirement plan

  The Company adopted a retirement plan covering substantially all employees in December 1995. Benefits are based on the employees' years of service. Beginning in August 1996, in accordance with the ROC Labor Standards Law, the Company made monthly contributions to a pension fund with the Central Trust of China. As approved by the authorities, the funding rate was set at 2% of salaries and wages. Pension cost is recognized based on the amount to be appropriated. Retirement benefits to employees will be paid from the retirement fund first, and if the fund is insufficient, the balance will be paid by the Company.

  The Company adopted ROC Statements of Financial Accounting Standards ("SFAS") No. 18, "Accounting for Pensions," for its retirement plan. Based on the provisions of SFAS No. 18, pension costs charged to earnings are actuarially computed. The measurement date was the balance sheet date. Accrued pension liabilities were recognized for the excess of accumulated benefit obligation over fair value of plan assets. Net periodic pension costs including current service cost and net obligation at transition which are amortized over a 27 year period based on the straight-line method, begining in 1998.

(k) Income taxes

  Under the asset and liability approach of SFAS No. 22, deferred tax liabilities are recognized for tax consequences of taxable temporary differences by applying enacted statutory tax rates. Deferred tax assets are recognized for tax consequences of deductible temporary differences, tax credits and operating loss carryforwards. A valuation allowance is provided when some portion or all of the deferred tax assets is not expected to be realized. Deferred income tax is reported in the financial statements as a current or noncurrent

                    TAISIL ELECTRONIC MATERIALS CORPORATION
item based on the classification of the related asset or liability which causes the temporary differences. Deferred income taxes not relating to assets or liabilities are classified as current or noncurrent based on the expected period that the temporary differences will reverse.

(3) Transaction with related parties

  (a) Name and relationship

       Name of related party              Relationship with the Company
       ---------------------              -----------------------------
   MEMC Electronic Materials Inc.  Investor using equity method to account for
    USA (MEMC)                     its investment in the Company

   Chiao Tung Bank of Taipei,      Investor and represented on the Company's
    Taiwan,                        Board of Directors
    ROC (CTB)

   China Steel Corporation (CSC)   Investor and represented on the Company's
                                   Board of Directors

   Posco Huls Co. Ltd. (PHC)       MEMC group company

   MEMC Japan Ltd. (MJL)           MEMC group company

   MEMC Electronic Materials SPA   MEMC group company
    (Novara)

   MEMC Pasadena, Inc. (Pasadena)  MEMC group company

   MEMC Southwest Corp.            MEMC group company
    (Southwest)

  (b) Significant transactions with related parties

  (i) Net sales to and corresponding amounts receivable from related parties are as follows:

                                                     Sales
                               -------------------------------------------------
                               1999 (Unaudited)      1998             1997
                               ---------------- --------------- ----------------
                                       % of net        % of net         % of net
                               Amount   sales   Amount  sales   Amount   sales
                               ------- -------- ------ -------- ------- --------
   MEMC....................... $13,373  14.16   $8,987  15.32   $17,031  27.67
   Novara.....................     --     --       240   0.41       --     --
   MJL........................      62   0.07      --     --        --     --
   PHC........................     132   0.14      --     --        --     --
                               -------  -----   ------  -----   -------  -----
                               $13,567  14.37   $9,227  15.73   $17,031  27.67
                               =======  =====   ======  =====   =======  =====

                                                          Accounts receivable
                                                              December 31,
                                                          ----------------------
                                                              1999      1998
                                                          ----------------------
                                                          (Unaudited)
   MEMC..................................................      $3,113     $2,693
   PHC...................................................           8        --
   Novara................................................         --         247
                                                            ---------  ---------
                                                               $3,121     $2,940
                                                            =========  =========

                    TAISIL ELECTRONIC MATERIALS CORPORATION

  Purchases from and corresponding amounts payable to related parties are as follows:

                                                Purchases
                          -----------------------------------------------------
                          1999 (Unaudited)        1998              1997
                          ----------------- ----------------- -----------------
                                 % of total        % of total        % of total
                          Amount purchases  Amount purchases  Amount purchases
                          ------ ---------- ------ ---------- ------ ----------
   MEMC.................. $1,822    4.85    $2,131    8.64    $6,314   17.78
   MEMC Pasadena.........  1,291    3.44       --      --        --      --
   Others................    369    1.00       186    0.75       --      --
                          ------    ----    ------    ----    ------   -----
                          $3,482    9.29    $2,317    9.39    $6,314   17.78
                          ======    ====    ======    ====    ======   =====

                                                                Accounts payable
                                                                  December 31,
                                                                ----------------
                                                                   1999     1998
                                                                ----------- ----
                                                                (Unaudited)
      MEMC.....................................................    $149     $ 4
      MEMC Pasadena............................................     505     --
      Others...................................................       8      77
                                                                   ----     ---
                                                                   $662     $81
                                                                   ====     ===

  (ii) Financing

  The Company's long-term loans from CTB are summarized as follows:

                                Maximum   Interest    Ending  Interest Interest
                 Year           balance     rate      balance expense  payable     Collateral
       ------------------------ ------- ------------- ------- -------- -------- -----------------
       1999.................... $37,900 6.297%-6.602% $32,552  $2,215    $205   Machinery and
                                =======               =======  ======    ====
             (Unaudited)                                                        equipment $41,324
       ------------------------
       1998.................... $36,934 5.875%-6.855% $35,909  $2,127    $199   Machinery and
                                =======               =======  ======    ====
                                                                                equipment $60,886

  (iii) Technology, royalty and commission agreements

  The Company has entered into various agreements with MEMC which provide for payments related to, among other things, technology, royalties and commissions. The Company paid MEMC, net of amounts received, $2,844 (unaudited), $713 and $1,312 in 1999, 1998 and 1997, respectively, pursuant to the terms of such agreements. The related amounts outstanding of $2,961 (unaudited) and $148 as of December 31, 1999 and 1998, respectively, are included in accrued expenses.

  (iv) Toll fees

  The Company entrusted MJL and PHC to process silicon wafers. Toll fees paid for the years ended December 31, 1999 and 1998 were as follows:

                                                                   1999     1998
                                                                ----------- ----
                                                                (Unaudited)
      MJL......................................................    $406     $356
      PHC......................................................     106      --
                                                                   ----     ----
                                                                   $512     $356
                                                                   ====     ====

                    TAISIL ELECTRONIC MATERIALS CORPORATION

  As of December 31, 1999 and 1998, amounts due to related parties that resulted from the above transaction were as follows:

                                                                   1999     1998
                                                                ----------- ----
                                                                (Unaudited)
      MJL......................................................    $349     $184
                                                                   ====     ====

  (v) Guarantees

  MEMC and CSC have provided guarantees for certain of the Company's long-term loans and bills payable up to a maximum of $84,208 and $92,863, respectively.

(4) Cash and cash equivalents

  Details of cash and cash equivalents as of December 31, 1999 and 1998 were as follows:

                                                               December 31,
                                                            -------------------
                                                               1999      1998
                                                            ----------- -------
                                                            (Unaudited)
      Cash on hand and in banks............................   $ 1,348   $   413
      Cash equivalents.....................................     9,693    30,655
                                                              -------   -------
                                                              $11,041   $31,068
                                                              =======   =======

(5) Short-term investments

  The Company had invested $337 in open-ended trust funds as of December 31, 1998. The fair value of such investments as of December 31, 1998 was approximately $338.

(6) Inventories

  The components of inventories as of December 31, 1999 and 1998 are summarized below:

                                                               December 31,
                                                            -------------------
                                                               1999      1998
                                                            ----------- -------
                                                            (Unaudited)
      Finished goods.......................................   $ 3,620   $ 6,153
      Work in process......................................     2,729     3,188
      Raw materials and spare parts........................    14,139    11,905
                                                              -------   -------
                                                               20,488    21,246
      Provision for inventory devaluation..................    (2,335)   (5,377)
                                                              -------   -------
                                                              $18,153   $15,869
                                                              =======   =======

  As of December 31, 1999 and 1998, insurance coverage of inventories amounted to approximately $19,111 (unaudited) and $21,728, respectively.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

(7) Property, plant and equipment

  Certain property, plant and equipment are pledged as security for long-term loans (refer to note 13.).

  Insurance coverage on property, plant and equipment and third-party liability as of December 31, 1999 and 1998 amounted to approximately $242,555 (unaudited) and $247,846, respectively.

(8) Short-term loans and short-term bills payable

                                                 December 31,
                                  ---------------------------------------------
                                    1999 (Unaudited)             1998
                                  ---------------------- ----------------------
                                  Amount   Interest rate Amount   Interest rate
                                  -------  ------------- -------  -------------
   Unsecured loans..............  $11,149  5.381%-5.497% $29,023  5.988%-7.023%
   Secured loans................      --             --      931          7.25%
   Credit loans and import loans
    under usance letters of
    credit......................    5,460  0.679%-6.937%   5,408   0.514%-6.50%
   Commercial paper payable.....    8,600    4.25%-5.76%  15,520    5.35%-6.75%
   Bank acceptance payable......      --             --      621          6.50%
   Unamortized discount on
    short-term bills payable....     (123)                  (290)
                                  -------                -------
                                  $25,086                $51,213
                                  =======                =======

                    TAISIL ELECTRONIC MATERIALS CORPORATION

  As of December 31, 1999 and 1998, certain time deposits were pledged as security for the issuance of short-term bills payable (refer to note 13.).

(9) Long-term loans

                                                                                          Balance at December 31,
                             Credit line                                                  --------------------------
          Bank               and purpose         Period             Repayment term            1999          1998
------------------------  ----------------- ---------------- ---------------------------- --------------------------
                                                                                           (Unaudited)
Chiao Tung Bank           NT$240,000        February 1998    Repayable in 17 quarterly     $     6,667   $     6,497
                          Loan for purchase to February 2005 installments starting in
                          of machinery                       February 2001

Chiao Tung Bank           NT$400,000        November 1995    Repayable in 17 quarterly           8,994        11,686
                          Loan for purchase to November 2002 installments starting in
                          of machinery                       November 1998

Chiao Tung Bank           NT$100,000        November 1995    Repayable in 21 quarterly           1,821         2,365
                          Loan for purchase to November 2002 installments starting in
                          of machinery                       November 1997

Chiao Tung Bank           NT$100,000        November 1995    Repayable in 29 quarterly           2,747         3,104
                          Loan for purchase to November 2005 installments starting in
                          of machinery                       January 1999

Chiao Tung Bank           NT$200,000        December 1996    Repayable in 17 quarterly           3,990         4,136
                          Loan for purchase to November 2003 installments starting in
                          of machinery                       December 1999

Chiao Tung Bank           NT$200,000        December 1996    Repayable in 17 quarterly           6,370         6,208
                          Loan for purchase to November 2003 installments starting in
                          of machinery                       March 2000

Chiao Tung Bank           NT$80,000         December 1996    Repayable in 29 quarterly           1,963         1,913
                          Loan for purchase to November 2006 installments starting in
                          of machinery                       January 2000

The International         NT$1,000,000      December 1995    Repayable in 10 semi-              19,111        24,832
Commercial Bank of China  Loan for plant    to December 2002 annual installments starting
                          construction                       in June 1998

ABN AMRO Bank (In charge  $60,000           October 1995     Repayable in 10 semi-              36,000        48,000
of syndication loan       Loan for purchase to August 2002   annual installments starting
agreement for the phase   of machinery                       in February 1998
I expansion)

ABN AMRO Bank (In charge  $45,000           January 1997     Repayable in 6 semi-               30,000        45,000
of syndication loan       Loan for purchase to December 2001 annual installments starting
agreement for the phase   of machinery                       in June 1999
II expansion)
                                                                                           -----------   -----------
                                                                                               117,663       153,741
Less: current portion                                                                          (40,120)      (37,395)
                                                                                           -----------   -----------
                                                                                           $    77,543   $   116,346
                                                                                           ===========   ===========

                    TAISIL ELECTRONIC MATERIALS CORPORATION

  The following is a schedule of payments of long-term debt as of December 31, 1999:

      Year                                                             Amount
      ----                                                           -----------
                                                                     (Unaudited)
      2000..........................................................  $ 40,120
      2001..........................................................    41,754
      2002..........................................................    26,748
      2003..........................................................     4,773
      2004..........................................................     1,617
      After 2005....................................................     2,651
                                                                      --------
                                                                      $117,663
                                                                      ========

  On December 23, 1996, the Company obtained a syndication loan from ABN AMRO Bank and other banks (the Banks). In accordance with the syndication loan agreements, the Banks granted credit facilities to the Company for purchase of machinery and equipment. During the period of loan, restrictions on the above syndication loan are as follows:

    The major stockholders MEMC and CSC, together, must own not less than 70% of the Company's issued common shares, and VEBA AG must own not less than 50% of MEMC issued common shares.

  The ranges for interest rates on these borrowings for the years ended December 31, 1999, 1998 and 1997 were 5.735%-7.85% (unaudited), 6.50%-7.95%
and 6.00%-7.605%, respectively. As of December 31, 1999 and 1998, total unused lines of credit for short-term and long-term loans amounted to approximately $125,385 (unaudited) and $102,903, respectively.

  As December 31, 1999 and 1998, certain time deposits and property, plant and equipment were pledged as security for long-term loans (refer to note 13.).

(10) Pension

  Effective December 31, 1997, the Company adopted SFAS No.18, "Accounting for Pensions." The measurement dates for the actuarial study of the Company's pension obligation were December 31, 1999 and 1998. The funded status of the Company's pension scheme as of December 31, 1999 and 1998 was as follows:

                                                               December 31,
                                                            ------------------
                                                               1999      1998
                                                            ----------- ------
                                                            (Unaudited)
   Benefit obligation:
     Vested benefit obligation.............................   $  --     $  --
     Non-vested benefit obligation.........................     (577)     (411)
                                                              ------    ------
     Accumulated benefit obligation........................     (577)     (411)
     Effects of future salary progression..................   (1,371)     (977)
                                                              ------    ------
     Projected benefit obligation..........................   (1,948)   (1,388)
   Fair value of plan assets...............................      717       476
                                                              ------    ------
   Benefit obligation in excess of plan assets.............   (1,231)     (912)
   Unrecognized net obligation at transition...............      577       584
   Unrecognized pension gain...............................      (31)       --
                                                              ------    ------
   Accrued pension liabilities.............................   $ (685)   $ (328)
                                                              ======    ======

                    TAISIL ELECTRONIC MATERIALS CORPORATION

  The net pension cost for the years ended December 31, 1999 and 1998 consisted of the following components:

                                                                  1999     1998
                                                               ----------- ----
                                                               (Unaudited)
      Service cost............................................    $450     $421
      Interest expense........................................      90       59
      Expected returns on pension fund........................     (36)     (24)
      Amortization and deferral...............................      22       23
                                                                  ----     ----
                                                                  $526     $479
                                                                  ====     ====

  Actuarial assumptions are as follows:

                                                                  1999     1998
                                                               ----------- ----
                                                               (Unaudited)
      Discount rate...........................................    6.50%    6.50%
      Rate of salary progression..............................    6.00%    6.00%
      Projected return on plan assets.........................    6.50%    6.50%

  Pension expenses were $537 (unaudited) and $198 for the years ended December 31, 1999 and 1998, respectively. As of December 31, 1999 and 1998, the balances of the Company's pension fund maintained with the Central Trust of China were $681 (unaudited) and $476, respectively. As of December 31, 1999 and 1998, the unpaid balances of $16 (unaudited) and $15, respectively, were included in accrued expenses.

(11) Stockholders' equity

  (a) Capital stock

  On July 25, 1997, the stockholders approved a proposal to increase authorized capital stock to 480,000,000 shares at NT$10 par value per share and to issue an additional 60,000,000 shares at NT$10 par value per share for cash on December 25, 1997. After this capital increase, the total issued capital was $113,783.

  On February 5, 1998, the board of directors decided to issue an additional 85,000,000 shares at NT$10 par value per share for cash. After this capital increase, the total issued capital was $139,887. The above increases were all registered and approved by the authorities.

  On October 12, 1998, December 14, 1998 and January 11, 1999, the board of directors decided to issue an additional 75,000,000, 35,000,000 and 90,000,000 shares, respectively, at NT$10 par value per share for cash. On December 14, 1998, pursuant to the resolution of a special shareholder's meeting, Taisil decreased capital by 200,000,000 shares at $10 par value to offset its accumulated deficit and then increased of capital by 200,000,000 shares at $10 par value. On March 8, 1999, the board of directors decided the effective dates of the above decrease and increase of capital were April 11 and April 12, 1999, respectively. The issued common stock amounted to NT$4,000,000. The above decrease and increases were all registered and approved by the government authorities.

  (b) Distribution of earnings

  In accordance with the ROC Company Law, the Company's articles of incorporation stipulate that 10% of annual earnings (net of losses of prior years, if any) is to be retained as a statutory reserve until such retention

                    TAISIL ELECTRONIC MATERIALS CORPORATION
equals the amount of issued share capital. The distribution of remaining earnings should be proposed by the board of directors and decided in a stockholders meeting. At least 0.01% of the distribution should be appropriated as employees' bonuses when the stockholders approve an earnings distribution. Future dividends will be distributed in NT dollars.

  (c) Accumulated deficit

  According to the ROC Company Law, if the accumulated deficit is over one-half of the common stock, the board of directors shall convene a meeting of stockholders and make a report on such loss.

(12) Income taxes

  The Company's earnings are subject to an income tax rate of 20%. For the years ended December 31, 1999, 1998 and 1997, income tax expense (benefit) was as follows:

                                                      1999      1998    1997
                                                   ----------- ------- -------
                                                   (Unaudited)
   Current income tax expense.....................   $   --    $   --  $    25
   Deferred income tax expense (benefit)..........    (3,984)   13,053  (5,690)
                                                     -------   ------- -------
                                                     $(3,984)  $13,053 $(5,665)
                                                     =======   ======= =======

  The Company's income tax expense (benefit) for the years ended December 31, 1999, 1998 and 1997, differed from the expected income tax, computed by applying the 20% tax rate on loss before income tax as shown on the financial statements, as follows:

                                                     1999      1998     1997
                                                  ----------- -------  -------
                                                  (Unaudited)
   Computed "expected" income tax benefit........   $(3,399)  $(9,072) $(3,890)
   Investment tax credits expired (earned).......     2,105    (9,406)  (4,736)
   Unrealized exchange (gain) loss...............       116       --    (5,070)
   Other.........................................       523     1,712       45
   Valuation allowance...........................    (3,329)   29,819    7,986
                                                    -------   -------  -------
   Income tax expense (benefit)..................   $(3,984)  $13,053  $(5,665)
                                                    =======   =======  =======

  As of December 31, 1999 and 1998, refundable income tax was as follows:

                                                                 December 31,
                                                               ----------------
                                                                  1999     1998
                                                               ----------- ----
                                                               (Unaudited)
      Prepaid income tax......................................    $145     $163
      Income tax refundable from prior years..................     353      181
                                                                  ----     ----
      Income tax refundable...................................    $498     $344
                                                                  ====     ====

                    TAISIL ELECTRONIC MATERIALS CORPORATION

  The temporary differences, tax credits, loss carryforwards and their effects on deferred income tax assets are as follows as of December 31, 1999 and 1998:

                                                      December 31,
                                           -----------------------------------
                                           1999 (Unaudited)         1998
                                           -----------------  ----------------
                                                     Income            Income
                                                      tax               tax
                                            Amount   effect   Amount   effect
                                           -------- --------  ------- --------
Current assets:
  Unrealized loss from inventory
   devaluation............................ $  2,288 $    459  $ 5,056 $  1,011
  Organization cost deferred for tax
   purposes...............................    1,373      275    2,408      482
  Employee benefit costs deferred for tax
   purposes...............................      --       --       174       35
  Unrealized foreign exchange loss........    7,513    1,506   12,145    2,429
                                                    --------          --------
                                                       2,240             3,957
  Less: valuation allowance...............               --             (3,957)
                                                    --------          --------
                                                    $  2,240          $    --
                                                    ========          ========
Noncurrent assets:
  Investment tax credits earned........... $ 23,073 $ 23,073  $25,178 $ 25,178
  Organization costs deferred for tax
   purposes...............................      --       --     1,338      268
  Difference in technology fee............    1,935      387    1,081      216
  Tax loss carryforward...................  114,233   22,847   90,787   18,157
                                                    --------          --------
                                                      46,307            43,819
  Less: valuation allowance...............           (40,769)          (40,141)
                                                    --------          --------
                                                    $  5,538          $  3,678
                                                    ========          ========

  A valuation allowance has been established at December 31, 1999 and 1998 due to the uncertainty of realizing a portion of the deferred tax asset balance. In management's opinion it is more likely than not that the net deferred tax asset balance at December 31, 1999 and 1998 will be realized.

  The significant factors considered in determining the valuation allowance at December 31, 1999 and 1998 included the Company's five year financial forecast, the expected length of the Company's start-up period for its newly constructed facilities, the expected future market conditions in Taiwan and the semiconductor industry, the impact of the tax holiday periods, and the expiration dates of available investment tax credits and loss carryforwards.

  According to the ROC Income Tax Law, pre-operating expenses of the Company during the development stage are amortized for tax purposes on a straight-line basis over a period of not less than five years.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

  ROC tax regulations stipulate that investment tax credits used by the Company each year shall not exceed 50% of the current income tax payable, and any unused balance can be carried forward to the following four years, subject to the same percentage limitation for each year except in the year of expiration when any remainder can be used for offset of income tax payable in that year. As of December 31, 1999, the estimated unused income tax credits, resulting from investment in machinery and equipment and research and development, available to reduce future tax liabilities and the years of expiration were as follows (unaudited):

      Year of investment                          Tax credits Year of expiration
      ------------------                          ----------- ------------------
      1996.......................................   $   467          2000
      1997.......................................    11,129          2000
      1997.......................................     1,172          2001
      1998.......................................     2,302          2000
      1998.......................................     5,868          2001
      1998.......................................     1,879          2002
      1999.......................................       256          2003
                                                    -------
                                                    $23,073
                                                    =======

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

  In accordance with Article 8 of the Statute for Promotion of Upgrading Industries, the important technology-based industry shareholders which held their investments for a period over two years the shareholders may credit up to 20% of the price paid for the acquisition of such investments against their income tax payable.

  The Company's initial NT$2,000,000 capital expenditure project (phase I project) is entitled to enjoy both the tax holiday and shareholders investment tax credit incentive schemes. The Company has chosen January 1, 2000 as the tax holiday starting date.

  The Company's subsequent NT$2,000,000 capital expenditure project (phase II project) can only apply one of the above incentive schemes. The stockholders' meeting on May 22, 1998 selected to enjoy the shareholders investment tax credit.

  Pursuant to the ROC Income Tax Law, the Company's tax losses may be carried forward for up to five years to reduce future taxable income. As of December 31, 1999, the estimated tax loss carryforwards were as follows (unaudited):

      Year loss                                       Amount  Year of expiration
      ---------                                      -------- ------------------
      1996.......................................... $ 16,858        2001
      1997..........................................   31,669        2002
      1998..........................................   44,114        2003
      1999..........................................   21,592        2004
                                                     --------
                                                     $114,233
                                                     ========

  The tax authorities have examined and assessed the Company's income tax returns through 1996.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

(13) Pledged assets

  As of December 31, 1999 and 1998, pledged assets were as follows:

                                                              December 31,
                                                          --------------------
     Assets             Related secured liabilities          1999       1998
     ------       --------------------------------------- ----------- --------
                                                          (Unaudited)
Time Deposits
  Restricted bank
   deposits       Short-term loans                          $   --    $    931
  Restricted bank
   deposits       Documentary draft for export in customs        32         31
Machinery and
 equipment        Long-term loans                            51,378     73,757
Buildings         Long-term loans                            37,799     38,113
                                                            -------   --------
                                                            $89,209   $112,832
                                                            =======   ========

(14) Commitments

  (a) Operating lease

  The Company leases a plant site from the Science-Based Industrial Park Administration Bureau for a period of 20 years, expiring December 31, 2014. In accordance with the lease agreement, rental payments are subject to adjustment when the government reappraises the land value. The current rent is NT$18,772 ($582) per year.

  Future minimum lease payments as of December 31, 1999 under the existing non-cancelable agreement are (unaudited):

      Years                                       Minimum lease payments
      -----                                       ----------------------
      2000 through 2004..........................         $2,911 ($582 annually)
      2005 through 2009..........................          2,911
      2010 through 2014..........................          2,911
                                                          ------
                                                          $8,733
                                                          ======

(b) Technical service agreement

  In accordance with a technical assistance agreement between the Company and MEMC, the Company is required to pay MEMC fixed payments, and the timing of such payments is based on reaching certain milestones. As of December 31, 1999 and 1998, the remaining balance of such payments to be paid under the agreement amounted was $834 (unaudited).

  In addition, the Company pays MEMC an annual royalty based on net sales and operating income.

(c) Purchase of equipment

  As of December 31, 1999 and 1998, the Company had outstanding letters of credit amounting to approximately $990 (unaudited) and $981, respectively, and was committed to purchase equipment with a total estimated cost of $4,548 (unaudited) and $4,907, respectively.

(d) Syndicated term loan agreement

  The Company entered into certain syndication loan agreements with ABN AMRO Bank and other banks (the "Banks") for the Company's Phase I and II planned expansion. In accordance with the syndication loan agreements, the Banks granted credit facilities to the Company for the purchase of machinery and equipment. The commitment fee is charged at a certain rate per annum payable quarterly, based on the committed-to withdraw but unborrowed balance, if any. Commitment fees paid for the year ended December 31, 1998 amounted $9. No commitment fees were paid for the year ended December 31, 1999.

                    TAISIL ELECTRONIC MATERIALS CORPORATION

(15) Reconciliation to United States Generally Accepted Accounting Principles

  The Company's financial statements have been prepared in accordance with ROC GAAP. ROC GAAP vary in certain significant respects from US GAAP. Differences which have a significant effect on the Company's results of operations and stockholders' equity are as follows:

(a) Employee retirement benefits

  Prior to January 1, 1998, the pension expense recorded by the Company in connection with its defined benefit pension plan was based on the amount of the contributions made by the Company to the pension plan as required by government regulations under ROC GAAP. As described in note 2(j), the Company began recording pension expense using actuarial techniques as specified by ROC SFAS No.18 (ROC SFAS No.18 is similar to US SFAS No. 87). Under US GAAP, the accumulated pension obligation and pension expense are determined on an actuarial basis, assuming the Company first adopted this policy at the beginning of 1997 since it was not feasible to apply the actuarial basis at an earlier period. The impact of this difference is not significant to the Company's determination of results of operations or stockholders' equity under US GAAP for the periods presented.

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

  A reconciliation from ROC GAAP to US GAAP of net loss and stockholders' equity are as follows:

                                                    1999       1998      1997
                                                 ----------- --------  --------
                                                 (Unaudited)
   Net loss as reported under ROC GAAP.........   $(13,012)  $(58,414) $(13,784)
     (a) Amortization of capitalized technology
      fees.....................................      1,833      1,500     1,500
     (b) Income tax effects resulting from
      capitalized technology fees..............       (205)      (240)     (295)
                                                  --------   --------  --------
   Net loss in accordance with US GAAP.........   $(11,384)  $(57,154) $(12,579)
                                                  ========   ========  ========

  Stockholders' equity:

                                                              December 31,
                                                           -------------------
                                                              1999      1998
                                                           ----------- -------
                                                           (Unaudited)
   Stockholders' equity as reported under ROC GAAP.......    $95,192   $77,979
     (a) Effect of capitalization of technology fees, net
      of amortization....................................     (3,750)   (5,583)
     (b) Income tax effects resulting from capitalized
      technology fees....................................        108       313
                                                             -------   -------
   Stockholders' equity in accordance with US GAAP.......    $91,550   $72,709
                                                             =======   =======

  In addition to the above reconciling items, the capital decrease to offset the accumulated deficit of $69,943 in-fiscal year 1999 would not be allowed under US GAAP (see the statement of changes in stockholders' equity for the year ended December 31, 1999). This does not have an impact on total stockholders' equity for US GAAP purposes, but it would result in a reclassification between common stock and accumulated deficit within stockholders' equity.