Form 10-Q
period 2000-03-31
MEMC ELECTRONIC MATERIALS INC
filed 2000-05-12
CIK 945436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2000 _________________________________


                                       or

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

                                 (636) 474-5000
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


The number of shares of the registrant's common stock outstanding at April 30, 2000 was 69,610,900.

PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; Dollars in thousands, except share data)


                                                          Three Months Ended
                                                               March 31,
                                                       ------------------------
                                                         2000            1999
                                                       -------          -------
Net sales                                           $  193,089      $   159,800
Costs of goods sold                                    179,085          173,616
                                                       -------          -------
      Gross margin                                      14,004          (13,816)

Operating expenses:
    Marketing and administration                        15,594           16,879
    Research and development                            19,388           20,857
                                                        ------           ------
      Operating loss                                   (20,978)         (51,552)

Nonoperating (income) expense:
    Interest expense                                    17,481           17,459
    Interest income                                       (376)            (442)
    Royalty income                                      (2,080)          (1,225)
    Other, net                                             801              557
                                                        ------           ------
      Total nonoperating expense                        15,826           16,349

      Loss before income taxes, equity in
         loss of joint ventures
          and minority interests                       (36,804)         (67,901)
Income taxes                                            (9,937)         (21,049)
                                                       -------           ------
      Loss before equity in loss of joint
        ventures and minority interests                (26,867)         (46,852)

Equity in loss of joint ventures                        (1,073)          (4,589)
Minority interests                                          601           1,187
                                                        -------          ------
      Net loss                                      $  (27,339)      $  (50,254)
                                                       ========         ========

Basic loss per share                                $     (.39)      $    (1.19)
                                                       ========         ========
Diluted loss per share                              $     (.39)      $    (1.19)
                                                       ========         ========
Weighted average shares used in computing
      basic loss per share                          69,551,754       42,196,538
                                                    ===========      ===========
Weighted average shares used in computing
      diluted loss per share                        69,551,754       42,196,538
                                                    ===========      ===========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                      March 31,     December 31,
                                                        2000            1999
                                                     ---------        ---------
                                                    (Unaudited)
                                                     ---------
ASSETS
Current assets:
    Cash and cash equivalents                      $    23,231      $    28,571
    Accounts receivable,
      less allowance for doubtful accounts
      $2,333 and $2,409 in 2000
      and 1999, respectively                           121,867          111,559
    Income taxes receivable                              3,635            9,237
    Inventories                                         96,877           98,419
    Deferred tax assets, net                            12,444           12,905
    Prepaid and other current assets                    17,267           15,229
                                                     ---------        ---------
        Total current assets                           275,321          275,920
Property, plant and equipment,
    net of accumulated depreciation
    of $728,277 and $703,252 in 2000
    and 1999, respectively                           1,048,295        1,090,358
Investments in joint ventures                           96,181           97,254
Excess of cost over net assets acquired,
    net of accumulated amortization of $6,797
    and $6,466 in 2000 and 1999, respectively           46,727           47,058
Deferred tax asset, net                                200,027          183,902
Other assets                                            28,127           30,089
                                                     ---------        ---------
        Total assets                               $ 1,694,678      $ 1,724,581
                                                     =========        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and
      current portion of long-term debt            $    40,848      $    22,163
    Accounts payable                                    84,814           85,704
    Accrued liabilities                                 26,723           29,795
    Customer deposits                                   19,058           16,556
    Provision for restructuring costs                   11,648           12,839
    Accrued wages and salaries                          23,685           22,557
                                                     ---------        ---------
        Total current liabilities                      206,776          189,614
Long-term debt, less current portion                   863,050          869,759
Pension and similar liabilities                         97,352           95,731
Customer deposits                                       41,428           48,456
Other liabilities                                       44,071           44,893
                                                     ---------        ---------
        Total liabilities                            1,252,677        1,248,453
                                                     ---------        ---------
Minority interests                                      42,736           43,337
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value,
      50,000,000 shares authorized,
      none issued or outstanding at 2000 or 1999             -                -
    Common stock, $.01 par value, 200,000,000
      shares authorized, 70,540,105 and 70,463,505
      issued in 2000 and 1999, respectively                705              705
    Additional paid-in capital                         771,411          770,476
    Accumulated deficit                               (326,656)        (299,317)
    Accumulated other comprehensive loss               (29,175)         (22,053)
    Treasury stock, at cost: 929,205 in 2000
      and 1999                                         (17,020)         (17,020)
                                                     ---------        ---------
        Total stockholders' equity                     399,265          432,791
                                                     ---------        ---------
        Total liabilities and stockholders' equity $ 1,694,678      $ 1,724,581
                                                     =========        =========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited; Dollars in thousands)



                                                           Three Months Ended
                                                                 March 31,
                                                       ------------------------
                                                        2000              1999
                                                       -------          -------
Cash flows from operating activities:
    Net loss                                       $   (27,339)      $  (50,254)
    Adjustments to reconcile net loss
      to net cash used in operating activities:
        Depreciation and amortization                   40,322           40,824
        Minority interests                                (601)          (1,187)
        Equity in loss of joint ventures                 1,073            4,589
        Working capital and other                      (29,612)         (37,543)
                                                       -------          -------
          Net cash used in operating activities        (16,157)         (43,571)
                                                       -------          -------
Cash flows from investing activities:
    Capital expenditures                               (10,175)          (7,361)
    Proceeds from sale of property, plant
      and equipment                                          1              110
    Equity infusions in joint ventures                       -          (12,052)
    Notes receivable from affiliates                         -            9,290
                                                       -------          -------
          Net cash used in investing activities        (10,174)         (10,013)
                                                       -------          -------
Cash flows from financing activities:
    Net short-term borrowings                            4,869          (19,408)
    Proceeds from issuance of long-term debt            16,138            8,547
    Principal payments on long-term debt                  (522)         (41,400)
    Repurchase of common stock                               -                -
    Proceeds from issuance of common stock                 935          105,850
                                                       -------          -------
          Net cash provided by financing activities     21,420           53,589
                                                       -------          -------
Effect of exchange rates on cash and cash equivalents     (429)            (188)
                                                       -------          -------
Net decrease in cash                                    (5,340)            (183)
Cash and cash equivalents at beginning of period        28,571           16,168
                                                       -------          -------
Cash and cash equivalents at end of period          $   23,231       $   15,985
                                                       =======          =======


See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

(1) Basis of Presentation
-------------------------

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with the Company's annual report to shareholders for the fiscal year ended December 31, 1999, which contains the Company's audited financial statements for such year and the related management's discussion and analysis of financial condition and results of operations. Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2) Earnings (loss) per share
-----------------------------

The numerator for basic and diluted loss per share calculations is net loss for all periods presented. The denominator for the basic and diluted loss per share calculations for the three-month periods ended March 31, 2000 and 1999 is the same within each period (the weighted average shares outstanding for each respective period). The Company had 2,860,132 options outstanding at March 31, 2000 which were not included in the computation of diluted loss per share due to the net loss incurred during the three months ended March 31, 2000.

(3) Inventories
---------------

Inventories consist of the following:

                                                  March 31,         December 31,
                                                    2000                1999
                                                  -------              -------
Raw materials and supplies                     $   44,782           $   49,537
Goods in process                                   24,765               23,493
Finished goods                                     27,330               25,389
                                                  -------              -------
                                               $   96,877           $   98,419
                                                  =======              =======

(4) Restructuring Costs
-----------------------

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

                                              Amount      Balance     Balance
                                             Reversed/   March 31,  December 31,
                                Provision    Utilized       2000        1999
                                 -------       ------      ------      ------
Asset impairment/write-off:
  Spartanburg property, plant
    and equipment              $  36,300    $  36,300  $        -   $       -
    Malaysian joint
      venture assets              28,000       27,483         517         530
    Chinese joint
      venture assets              13,800       13,440         360         360
    Other infrastructure           3,225        3,225           -           -
                                 -------       ------      ------      ------
    Total                         81,325       80,448         877         890
                                 -------       ------      ------      ------
Dismantling and related costs:
    Dismantling costs             11,345        4,879       6,466       7,260
    Costs incurred by
      equipment suppliers          5,000        5,000           -           -
    Environmental costs            3,500        3,302         198         400
    Operating leases               3,000        2,155         845       1,000
    Other                          3,000          140       2,860       2,864
                                 -------       ------      ------      ------
    Total                         25,845       15,476      10,369      11,524
                                 -------       ------      ------      ------
Personnel costs                   14,500       14,098         402         425
                                 -------       ------      ------      ------
Total restructuring costs      $ 121,670    $ 110,022    $ 11,648   $  12,839
                                 =======      =======      ======      ======

Substantially all of the dismantling and related costs, and the personnel costs included in the $11,648 restructuring reserve are related to the Spartanburg facility. A significant portion of the reserve is expected to be utilized by December 31, 2000.

(5) Comprehensive Loss
----------------------

Comprehensive loss for the three months ended March 31, 2000 and 1999 was $34,461 and $58,874, respectively. The Company's only adjustment from net loss to comprehensive loss was foreign currency translation adjustments in all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales increased 21% to $193 million for the first quarter of 2000 from $160 million for the first quarter of 1999. The increase was primarily attributable to a 22% increase in product volume in the first quarter of 2000 compared to the first quarter of 1999. On a geographic basis, product volumes for the three months ended March 31, 2000 increased by double digit percentages in all regions as compared to the three months ended March 31, 1999. The Company expects average selling prices to show a modest improvement in the next quarter through product mix improvements and selective price increases as market demand continues to increase towards wafer industry capacity levels. The Company also expects product volumes to increase moderately in the next quarter as a result of the continued growth in the semiconductor industry.

Gross Margin. Gross margin improved to 7% in the first quarter of 2000 from negative 9% for the first quarter of 1999. The increase in gross margin was primarily attributable to volume increases and significant cost reductions in the first quarter of 2000 as compared to the first quarter of 1999. The Company expects continued, but gradual, improvements in its cost structure in the next few quarters. Advanced large diameter and epitaxial products represented 55% and 51% of product volume for the first quarters of 2000 and 1999, respectively. The continued increase in this ratio is indicative of the Company's customers utilizing 200-millimeter facilities in preference to their smaller diameter facilities in order to obtain the lowest cost per device.

Income Taxes. The Company realized an income tax benefit at the rate of 27% and 31% for the three months ended March 31, 2000 and 1999, respectively. The reduced rate of income tax benefit is primarily a result of changes in the composition of the Company's worldwide taxable income. The Company expects an effective tax rate for the year 2000 consistent with the first quarter.

Equity in Loss of Joint Ventures. Equity in loss of joint ventures was $1 million in the first quarter of 2000, as compared to $5 million in the first quarter of 1999. The losses in the 2000 first quarter were the result of foreign currency losses and a one time tax charge. The Company's share of the loss of Posco Huls Co., Ltd. (PHC), the Company's 40%-owned, unconsolidated joint venture in South Korea, was $0.5 million in the first quarter of 2000 compared to a loss of $3 million in the first quarter of 1999. PHC's reduction in loss was primarily due to a significant increase in product volume. The Company's share of the loss of Taisil Electronic Materials Corporation (Taisil), the Company's 45%-owned, unconsolidated joint venture in Taiwan, was $0.5 million in the first quarter 2000 compared to a loss of $2 million in the first quarter of 1999. Taisil's reduction in loss was primarily due to a significant increase in product volume and an increase in average selling price in the first quarter of 2000 compared to first quarter of 1999.

Net Loss. Net loss for the three-month periods ended March 31, 2000 and 1999 was approximately $27 million and $50 million, respectively. The reduction in net loss for the three months ended March 31, 2000 was primarily a result of increased gross margin of $28 million and smaller equity in loss of joint ventures offset by a reduced income tax benefit. The Company had a net loss of $0.39 per share for the quarter ended March 31, 2000 on approximately 69.6 million shares outstanding compared to a net loss of $1.19 per share for the quarter ended March 31, 1999 on 42.2 million weighted average shares outstanding. The 2000 first quarter weighted average shares outstanding reflect the issuance of 15.4 million shares of common stock in a private placement to VEBA Zweite Verwaltungsgesellschaft mbH in March 1999 and 13.6 million shares of common stock in connection with the Company's rights offering in April 1999.

Liquidity and Capital Resources.

At March 31, 2000, the Company had $23 million of cash and cash equivalents compared to $29 million at December 31, 1999.

Cash flows used in operating activities decreased to $16 million for the three months ended March 31, 2000 from $44 million for three months ended March 31, 1999. This $28 million improvement was due primarily to a reduction in operating losses.

Accounts receivable of $122 million at March 31, 2000 increased $10 million, or 9%, from $112 million at December 31,1999. This increase was primarily attributable to the 6% increase in net sales during the first quarter 2000 over fourth quarter 1999. Days' sales outstanding were 58 days at March 31, 2000 compared to 56 days at December 31, 1999 based upon annualized sales for the respective quarters.

Inventories declined $2 million, or 2%, from December 31, 1999 to $97 million at March 31, 2000. This decrease was primarily due to the continued concerted effort by the Company to manage inventory levels. Related inventory reserves for obsolescence, lower of cost or market issues, or other impairments decreased $1 million in the first quarter of 2000 to $16 million. Quarter-end inventories as a percentage of annualized quarterly net sales remained at 13% for March 31, 2000 and December 31, 1999.

The Company's net deferred tax assets increased $16 million in the first quarter to $212 million at March 31, 2000. The Company provides for income taxes on a quarterly basis based on an estimated annual effective tax rate. The Company estimates that net operating loss carryforwards increased $11 million in the quarter ended March 31, 2000. Management believes it is more likely than not that, with its projections of future taxable income and after consideration of the valuation allowance, the Company will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2000. In order to realize the net deferred tax assets existing at March 31, 2000, the Company will need to generate future taxable income of approximately $586 million. There can be no assurance, however, that the Company will generate sufficient taxable income to realize the full benefit of the existing net deferred tax assets.

On September 27, 1999, VEBA AG, which through its affiliates is the majority shareholder and principal lender of the Company, announced a merger with VIAG AG. The VEBA/VIAG group (the Group) has stated that its core businesses will be energy and specialty chemicals. The Group's stated intent is to systematically and optimally divest certain non-core businesses, including the Company. The Company intends to work closely with the Group to effectuate an orderly divestiture process that preserves and optimizes the value of the Company. A decrease of ownership interest of VEBA AG and its affiliates may result in annual limitations for federal income tax purposes of the Company's ability to use its tax loss carryforwards under Internal Revenue Code Section 382.

At December 31, 1999, the Company's net operating loss carryforwards totaled $647 million, of which $7 million will expire in 2001; $13 million will expire in 2002; $29 million will expire in 2003; $9 million will expire in 2004; $14 million will expire in 2012; $322 million will expire in 2018; and $253 million will expire in 2019.

Net cash used in investing activities remained constant at $10 million in the three months ended March 31, 2000 and March 31, 1999. For the three months ended March 31, 2000, cash used by investing activities reflected increased spending on capital projects offset by a reduction in equity infusions in joint ventures and a reduction in notes receivable from affiliates. The capital expenditures in the first quarter of 2000 primarily related to the implementation of SAP worldwide and to maintenance capital. The Company expects to continue to tightly control capital expenditures in 2000. At March 31, 2000, the Company had $12 million of committed capital expenditures related to the implementation of SAP worldwide and various manufacturing and technology projects.

The Company made no infusions into joint ventures in the three months ended March 31, 2000, compared to an equity infusion of $12 million in the 1999 first quarter. Although to date Taisil has an accumulated deficit, the Company does not consider its investment in Taisil to be impaired as of March 31, 2000 based on Taisil's increasing product volumes and capacity utilization, improving operating results, and positive operating cash flow generated in 1999 and the first quarter of 2000.

Cash flows provided by financing activities decreased to $21 million in the quarter ended March 31, 2000 from $54 million in the quarter ended March 31, 1999. The 2000 financing activities consisted primarily of issuance of debt by the Company. In the quarter ended March 31, 1999, the financing activities consisted primarily of stock offerings offset by repayment of short-term and long-term debt.

At March 31, 2000, the Company maintained $949 million of committed long-term loan agreements, of which $894 million was outstanding. The Company also maintained $54 million of short-term lines of credit, of which $10 million was outstanding at March 31, 2000. The Company's weighted average cost of borrowing was 7.9% at March 31, 2000 and 7.8% at December 31, 1999. Total debt outstanding increased to $904 million at March 31, 2000 from $892 million at December 31, 1999. The total debt to total capital ratio at March 31, 2000 was 67% as compared to 65% at December 31, 1999.

The silicon wafer industry is highly capital intensive. The Company's capital needs depend on numerous factors, including its profitability and investment in capital expenditures and research and development. Management believes that the liquidity provided by existing cash balances and credit facilities, together with cash generated from operations, will be sufficient to satisfy commitments for capital expenditures and operating cash requirements through 2000. If, however, the Company's future financial performance fails to meet management's current expectations, then the Company may require additional financing in order to satisfy planned capital expenditures and operating cash requirements for 2000. There can be no assurance that such financing will be available on terms acceptable to the Company.

Historically, the Company has funded its operations primarily through loans from VEBA AG and its affiliates, internally generated funds, and issuances of common stock. To a lesser extent, the Company has raised funds by borrowing money from commercial banks. Under its credit facilities with VEBA AG and its affiliates, the Company cannot pledge any of its assets to secure additional financing without the consent of VEBA AG and its affiliates.

The Company's loans from VEBA AG and its affiliates begin to mature in 2001. The Company does not currently anticipate having sufficient funds from operations to repay these loans upon maturity commencing in 2001, and will need to seek and obtain replacement financing. The Company is currently engaged in discussions with its financial advisors regarding additional sources of capital. There can be no assurance that the Company will be able to refinance its loans with VEBA AG and its affiliates upon maturity. If the Company fails to repay the loans when due the Company will be in default under the loans and VEBA AG and its affiliates could accelerate all amounts outstanding under the loans. This would have a material adverse effect on the Company.

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


Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the utilization of the restructuring reserve; future pricing; future product volumes; future product mix improvements; expected increase in market demand; expected growth in semiconductor industry; continued cost improvements; expected effective income tax rate; liquidity through 2000; tight control of capital expenditures in 2000; the Company's ability to generate future taxable income as it relates to the realization of the net deferred tax asset; expectation that the Company will not have sufficient funds from operations to repay loans from VEBA AG and its affiliates upon maturity; and the impact of the implementation of SFAS No. 133. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for silicon wafers; utilization of manufacturing capacity; ability of the Company to reduce manufacturing costs; demand for semiconductors generally; changes in the pricing environment; general economic conditions; competitors' actions; changes in currency exchange rates; changes in the components of worldwide taxable income; technological changes; changes in product specifications and manufacturing processes; accuracy of management's assumptions regarding the dismantling and sale of the Spartanburg facility; changes in financial market conditions; changes in interest rates; and other risks described in the Company's filing with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 1999.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company enters into currency forward contracts to minimize its transactional currency risks. The Company does not use derivative financial instruments for speculative or trading purposes. There have been no significant changes in the Company's holdings of interest rate sensitive or foreign currency exchange rate sensitive instruments since December 31, 1999.

                          PART II -- OTHER INFORMATION


Item 1. Legal Proceedings.

In a case entitled Lemelson Foundation Partnership vs. ESCO Electronics Corporation, et al., filed on April 14, 2000, the Lemelson Medical Education & Research Foundation, Limited Partnership filed suit against the Company and approximately 90 other companies in the United States District Court for the District of Arizona. The Lemelson Foundation alleges that the Company infringed on certain patents owned by the Lemelson Foundation related to bar coding and machine vision reading systems. The Lemelson Foundation has not served the Company with a complaint in this matter and has requested that we enter into a licensing agreement in order to avoid litigation. The Company is in the process of reviewing the patents at issue and how they might relate to the Company's activities along with Lemelson Foundation's proposed licensing terms. Because of the early stage of the Company's investigation, no assurance can be given that the ultimate outcome of this matter will not have a material adverse effect on the Company.

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

 3(ii)      Restated By-laws of the Company (incorporated by reference to
              Exhibit 3(ii) of the Company's Form 10-Q for the Quarter ended June 30, 1999).

  27        Financial Data Schedule  (filed electronically with the SEC only).


-------------------------------




(b)      Reports on Form 8-K

During the first quarter of 2000, the Company filed the following current report on Form 8-K:

1. Item 5 Form 8-K filed on January 10, 2000.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            MEMC Electronic Materials, Inc.

May  12, 2000                 /s/ JAMES M. STOLZE
-------------               ------------------------------------
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

Exhibit
Number         Exhibit


27             Financial Data Schedule (filed electronically with SEC only).