Form 10-Q
period 2000-06-30
MEMC ELECTRONIC MATERIALS INC
filed 2000-08-10
CIK 945436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2000

                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


The number of shares of the registrant's common stock outstanding at July 31, 2000 was 69,610,900.

                        PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; Dollars in thousands, except share data)


                                       Three Months Ended      Six Months Ended
                                             June 30,              June 30,
                                        2000        1999       2000      1999
                                     ---------- ---------- ---------- ----------
Net sales                             $200,516    $168,043   $393,605  $327,843
Costs of goods sold                    174,628     170,009    353,713   343,625
                                     ---------- ---------- ---------- ----------
      Gross margin                      25,888      (1,966     39,892   (15,782)
Operating expenses:
    Marketing and administration        17,091      17,293     32,685    34,172
    Research and development            18,240      19,710     37,628    40,567
                                     ---------- ---------- ---------- ----------
      Operating loss                    (9,443)    (38,969)   (30,421)  (90,521)
Nonoperating (income) expense:
    Interest expense                    18,333      15,696     35,814    33,155
    Interest income                     (1,316)       (291)    (1,692)     (733)
    Royalty income                      (2,119)     (1,458)    (4,199)   (2,683)
    Other, net                            (542)       (411)       259      (146)
                                     ---------- ---------- ---------- ----------
      Total nonoperating expense        14,356      13,536     30,182    29,885
      Loss before income taxes,
         equity in income (loss)
         of joint ventures
         and minority interests        (23,799)    (52,505)   (60,603) (120,406)
Income taxes                            (6,426)    (16,277)   (16,363)  (37,326)
                                     ---------- ---------- ---------- ----------
      Loss before equity in income
      (loss) of joint ventures and
      minority interests               (17,373)    (36,228)   (44,240)  (83,080)
Equity in income (loss) of
     joint ventures                      1,789      (3,891)       716    (8,480)
Minority interests                          74         807        675     1,994
                                     ---------- ---------- ---------- ----------
      Net loss                        $(15,510)   $(39,312)  $(42,849) $(89,566)
                                     ========== ========== ========== ==========
Basic loss per share                  $   (.22)   $   (.58)  $   (.62) $  (1.63)
                                     ========== ========== ========== ==========
Diluted loss per share                $   (.22)   $   (.58)  $   (.62) $  (1.63)
                                     ========== ========== ========== ==========
Weighted average shares
  used in computing
  basic loss per share               69,610,900 67,266,653 69,581,327 54,800,850
                                     ========== ========== ========== ==========
Weighted average shares
  used in computing
  diluted loss per share             69,610,900 67,266,653 69,581,327 54,800,850
                                     ========== ========== ========== ==========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                   June 30,         December 31,
                                                     2000               1999
                                                 (Unaudited)
                                                  ------------      -----------
ASSETS
Current assets:
    Cash and cash equivalents                      $    16,545      $    28,571
    Accounts receivable, less allowance
      for doubtful accounts  $2,828 and
      $2,409 in 2000 and 1999, respectively            132,105          111,559
    Income taxes receivable                                  -            9,237
    Inventories                                         99,229           98,419
    Deferred tax assets, net                            13,813           12,905
    Prepaid and other current assets                    19,905           15,229
                                                  ------------      -----------
        Total current assets                           281,597          275,920
Property, plant and equipment, net of
     accumulated depreciation of
     $758,619 and $703,252 in 2000
     and 1999, respectively                            989,795        1,090,358
Investments in joint ventures                           97,970           97,254
Excess of cost over net assets
    acquired, net of accumulated
    amortization of $6,628 and $6,466
    in 2000 and 1999, respectively                      46,396           47,058
Deferred tax asset, net                                207,314          183,902
Other assets                                            57,468           30,089
                                                  ------------      -----------
        Total assets                               $ 1,680,540      $ 1,724,581
                                                  ============      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Short-term borrowings and current
      portion of long-term debt                    $    50,852      $    22,163
    Accounts payable                                    73,990           85,704
    Accrued liabilities                                 33,940           29,795
    Customer deposits                                   18,680           16,556
    Provision for restructuring costs                   10,469           12,839
    Income taxes payable                                 3,696                -
    Accrued wages and salaries                          26,533           22,557
                                                  ------------      -----------
        Total current liabilities                      218,160          189,614
Long-term debt, less current portion                   856,829          869,759
Pension and similar liabilities                         97,305           95,731
Customer deposits                                       38,028           48,456
Other liabilities                                       44,012           44,893
                                                  ------------      -----------
        Total liabilities                            1,254,334        1,248,453
                                                  ------------      -----------
Minority interests                                      42,662           43,337
Commitments and contingencies
Stockholders' equity:
    Preferred stock, $.01 par value,
        50,000,000 shares authorized,
        none issued or outstanding at
        2000 or 1999                                         -                -
    Common stock, $.01 par value,
        200,000,000 shares authorized,
        70,540,105 and 70,463,505 issued
        in 2000 and 1999, respectively                     705              705
    Additional paid-in capital                         771,411          770,476
    Accumulated deficit                               (342,166)        (299,317)
    Accumulated other comprehensive loss               (29,386)         (22,053)
    Treasury stock, at cost: 929,205
        in 2000 and 1999                               (17,020)         (17,020)
                                                  ------------      -----------
        Total stockholders' equity                     383,544          432,791
                                                  ------------      -----------
        Total liabilities and
          stockholders' equity                    $  1,680,540      $ 1,724,581
                                                  ============      ===========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited; Dollars in thousands)



                                                          Six Months Ended
                                                              June 30,
                                                        2000              1999
                                                      ----------     ----------
Cash flows from operating activities:
    Net loss                                         $   (42,849)    $  (89,566)
    Adjustments to reconcile net loss
        to net cash used
        in operating activities:
            Depreciation and amortization                 80,731         79,786
            Minority interests                              (675)        (1,994)
            Equity in (income) loss of
              joint ventures                                (716)         8,480
            (Gain) loss on sale of property,
              plant and equipment                         (1,300)         1,383
            Working capital and other                    (47,785)       (71,094)
                                                      ----------     ----------
              Net cash used in operating activities      (12,594)       (73,005)
                                                      ----------     ----------
Cash flows from investing activities:
    Capital expenditures                                 (22,467)       (20,271)
    Proceeds from sale of property,
      plant and equipment                                  1,365              3
    Equity infusions in joint ventures                         -        (12,052)
    Notes receivable from affiliates                           -          9,654
                                                      ----------     ----------
              Net cash used in investing activities      (21,102)       (22,666)
                                                      ----------     ----------
Cash flows from financing activities:
    Net short-term borrowings                             (5,575)        (6,039)
    Proceeds from issuance of long-term debt              31,138          8,735
    Principal payments on long-term debt                  (3,926)       (86,474)
    Proceeds from issuance of common stock                   935        196,951
                                                      ----------     ----------
              Net cash provided by financing activities   22,572        113,173
                                                      ----------     ----------
Effect of exchange rates on cash and cash equivalents       (902)        (2,004)
                                                      ----------     ----------
Net increase (decrease) in cash                          (12,026)        15,498
Cash and cash equivalents at beginning of period          28,571         16,168
                                                      ----------     ----------
Cash and cash equivalents at end of period            $   16,545     $   31,666
                                                      ==========     ==========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with the Company's annual report to shareholders for the fiscal year ended December 31, 1999, which contains the Company's audited financial statements for such year and the related management's discussion and analysis of financial condition and results of operations. Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2) Earnings (loss) per share

The numerator for basic and diluted loss per share calculations is net loss for all periods presented. The denominator for the basic and diluted loss per share calculations for the three and six-month periods ended June 30, 2000 and 1999 is the same within each period (the weighted average shares outstanding for each respective period). The Company had 2,859,157 options outstanding at June 30, 2000 which were not included in the computation of diluted loss per share due to the net loss incurred during the three and six month periods ended June 30, 2000.

(3) Inventories

Inventories consist of the following:

                                                June 30,            December 31,
                                                  2000                  1999

Raw materials and supplies                    $   44,225            $   49,537
Goods in process                                  27,637                23,493
Finished goods                                    27,367                25,389
                                              ----------            ----------
                                              $   99,229            $   98,419
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

                                                   Amount  Balance   Balance
                                                 Reversed/ June 30, December 31,
                                     Provision   Utilized    2000       1999
                                      ---------  --------- --------   --------
Asset impairment/write-off:
  Spartanburg property, plant
    and equipment                     $  36,300  $  36,300 $      -   $      -
  Malaysian joint venture assets         28,000     27,484      516        530
  Chinese joint venture assets           13,800     13,597      203        360
  Other infrastructure                    3,225      3,225        -          -
                                      ---------  --------- --------   --------
  Total                                  81,325     80,606      719        890
                                      ---------  --------- --------   --------
Dismantling and related costs:
  Dismantling costs                      11,345      5,447    5,898      7,260
  Costs incurred by equipment
    suppliers                             5,000      5,000        -          -
  Environmental costs                     3,500      3,395      105        400
  Operating leases                        3,000      2,343      657      1,000
  Other                                   3,000        240    2,760      2,864
                                      ---------  --------- --------   --------
  Total                                  25,845     16,425    9,420     11,524
                                      ---------  --------- --------   --------
Personnel costs                          14,500     14,170      330        425
                                      ---------  --------- --------   --------
Total restructuring costs             $ 121,670  $ 111,201 $ 10,469   $ 12,839
                                      =========  ========= ========   ========

Substantially all of the dismantling and related costs, and the personnel costs included in the $10,469 restructuring reserve are related to the Spartanburg facility. Approximately twenty-five percent of the reserve is expected to be utilized by December 31, 2000. Timing for utilization of the remainder of the reserve is primarily dependent on the timing of the sale of the Spartanburg facility.

(5) Comprehensive Loss

Comprehensive loss for the three months ended June 30, 2000 and 1999 was $15,721 and $48,212, respectively. Comprehensive loss for the six months ended June 30, 2000 and 1999 was $50,182 and $107,086, respectively. The Company's only adjustment from net loss to comprehensive loss was foreign currency translation adjustments in all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales increased 19% to $201 million for the second quarter of 2000 from $168 million for the second quarter of 1999. The increase was primarily attributable to a 13% increase in product volume and modest price increases in the second quarter of 2000 compared to the second quarter of 1999. Net sales increased 20% to $394 million for the six months ended June 30, 2000 from $328 million for the six months ended June 30, 1999. The increase was primarily attributable to a 17% increase in product volume and modest price increases. On a geographic basis, product volumes for the three and six-month periods ended June 30, 2000 increased by double digit percentages in all regions except the U.S. market as compared to the three and six-month periods ended June 30, 1999. Product volumes for the U.S. market showed moderate increase in the three and six-month periods ended June 30, 2000 compared to the corresponding June 30, 1999 periods.

The Company expects to see moderate increases in product volume as well as modest increases in average selling prices in the next quarter. Coupled with continued cost reductions, the Company's near-term target is to achieve a positive operating profit.

Gross Margin. Gross margin improved to 13% in the second quarter of 2000 from negative 1% for the second quarter of 1999. Gross margin improved to 10% in the six months ended June 30, 2000 from negative 5% in the six months ended June 30, 1999. The increase in gross margin in both the three and six -month periods ended June 30, 2000 compared to the corresponding June 30, 1999 periods was primarily attributable to significantly higher volumes coupled with modest price increases and significant cost reductions. The Company expects continued, but gradual, improvements in its cost structure in the next few quarters. Advanced large diameter and epitaxial products represented 54% and 51% of product volume for the second quarters of 2000 and 1999, respectively.

Research and development expenses in the 2000 second quarter totaled $18 million, compared to $20 million in the year-ago period. Research and development expenses for the six months ended June 30, 2000 were $38 million, compared to $41 million in the year-ago period. The decrease in expenses is primarily a result of additional 300 mm sales from the Company's pilot line, which sales are being offset against the related research and development expenses.

Income Taxes. The Company realized an income tax benefit at the rate of 27% for both the three and six-month periods ended June 30, 2000 and an income tax benefit at the rate of 31% for both the three and six-month periods ended June 30, 1999. The reduced rate of income tax benefit is primarily a result of changes in the composition of the Company's worldwide taxable income. The Company expects an effective tax rate for the year 2000 consistent with the first six months.

Equity in Income (Loss) of Joint Ventures. Equity in income (loss) of joint ventures was $2 million in the second quarter of 2000, as compared to a loss of $4 million in the second quarter of 1999. The Company's share of the income of Posco Huls Co., Ltd. (PHC), the Company's 40%-owned, unconsolidated joint venture in South Korea, was $1 million in the second quarter of 2000 compared to a loss of $2 million in the second quarter of 1999. PHC's return to profitability was primarily due to a significant increase in product volume. The Company's share of the income of Taisil Electronic Materials Corporation (Taisil), the Company's 45%-owned, unconsolidated joint venture in Taiwan, was $1 million in the second quarter 2000 compared to a loss of $2 million in the second quarter of 1999. Taisil's improved income was primarily due to a significant increase in average selling price and a 7% increase in product volume in the second quarter of 2000 compared to second quarter of 1999.

Equity in income (loss) of joint ventures was $1 million in the six months ended June 30, 2000, as compared to loss of $8 million in the six months ended June 30, 1999. The Company's share of the income of PHC was $0.5 million in the six months ended June 30, 2000 compared to a loss of $4 million in the six months ended June 30, 1999. PHC's income was primarily due to a significant increase in product volume in the six months ended June 30, 2000 compared to the six months ended June 30, 1999. The Company's share of the income of Taisil was $0.5 million in the six months ended June 30, 2000 compared to a loss of $4 million in the six months ended June 30, 1999. Taisil's income was primarily due to a significant increase in product volume and an increase in average selling price in the six months ended June 30, 2000 compared to the six months ended June 30, 1999.

Net Loss. Net loss for the three-month periods ended June 30, 2000 and 1999 was approximately $16 million and $39 million, respectively. The reduction in net loss for the three months ended June 30, 2000 was primarily a result of increased gross margin of $28 million and a $6 million increase in joint venture income partially offset by a reduced income tax benefit. The Company had a net loss of $0.22 per share for the quarter ended June 30, 2000 on approximately
69.6 million shares outstanding compared to a net loss of $.58 per share for the quarter ended June 30, 1999 on 67.3 million weighted average shares outstanding.

Net loss for the six-month periods ended June 30, 2000 and 1999 was approximately $43 million and $90 million, respectively. The reduction in net loss for the six months ended June 30, 2000 was primarily a result of increased gross margin of $56 million and joint venture income increasing $9 million partially offset by a reduced income tax benefit. The Company had a net loss of $0.62 per share for the six-month period ended June 30, 2000 on approximately
69.6 million shares outstanding compared to a net loss of $1.63 per share for the six-month period ended June 30, 1999 on 54.8 million weighted average shares outstanding.

The weighted  average  shares  outstanding  reflect the issuance of 15.4 million shares of common stock in a private placement to VEBA Zweite Verwaltungsgesellschaft mbH in March 1999 and 13.6 million shares of common stock in connection with the Company's rights offering in April 1999.

Liquidity and Capital Resources.

At June 30, 2000, the Company had $17 million of cash and cash equivalents compared to $29 million at December 31, 1999.

Cash flows used in operating activities decreased to $13 million for the six months ended June 30, 2000 from $73 million for six months ended June 30, 1999. This $60 million improvement was due primarily to a reduction in operating losses.

Accounts receivable of $132 million at June 30, 2000 increased $20 million, or 18%, from $112 million at December 31, 1999. This increase was primarily attributable to the 10% increase in net sales during the second quarter 2000 over fourth quarter 1999. Days' sales outstanding were 60 days at June 30, 2000 compared to 56 days at December 31, 1999 based upon annualized sales for the respective immediately preceding quarters.

Inventories increased $1 million, or 1%, from December 31, 1999 to $99 million at June 30, 2000. This increase was primarily due to increased customer managed inventories. Total related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $15 million at June 30, 2000, compared to $17 million at December 31, 1999. Quarter-end inventories as a percentage of annualized quarterly net sales declined 1% to 12% for the period ended June 30, 2000 compared to the period ended December 31, 1999.

The Company's net deferred tax assets increased $24 million in the first six months of 2000 to $221 million at June 30, 2000. The Company provides for income taxes on a quarterly basis based on an estimated annual effective tax rate. The Company estimates that net operating loss carryforwards increased $14 million in the six months ended June 30, 2000. Management believes it is more likely than not that, with its projections of future taxable income and after consideration of the valuation allowance, the Company will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at June 30, 2000. In order to realize the net deferred tax assets existing at June 30, 2000, the Company will need to generate future taxable income of approximately $615 million over the next 20 years. There can be no assurance, however, that the Company will generate sufficient taxable income to realize the full benefit of the existing net deferred tax assets.

At December 31, 1999, the Company's net operating loss carryforwards totaled $647 million, of which $7 million will expire in 2001; $13 million will expire in 2002; $29 million will expire in 2003; $9 million will expire in 2004; $14 million will expire in 2012; $322 million will expire in 2018; and $253 million will expire in 2019.

On June 16, 2000, VEBA AG, which through its affiliates is the majority shareholder and principal lender of the Company, merged with VIAG AG. The VEBA/VIAG group, now known as E.ON AG, has stated that its core businesses will be energy and specialty chemicals. E.ON AG's stated intent is to systematically and optimally divest certain non-core businesses, including the Company. The Company intends to work closely with E.ON AG to effectuate an orderly divestiture process that preserves and optimizes the value of the Company. A decrease of ownership interest of E.ON AG and its affiliates may result in annual limitations for federal income tax purposes of the Company's ability to use its tax loss carryforwards under Internal Revenue Code Section 382.

Net cash used in investing activities decreased $2 million to $21 million in the six months ended June 30, 2000 compared to the six months ended June 30, 1999. For the six months ended June 30, 2000, cash used by investing activities reflected slightly increased spending on capital projects offset by a reduction in equity infusions in joint ventures and a reduction in notes receivable from affiliates. The capital expenditures in the first six months of 2000 primarily related to the implementation of SAP worldwide and to maintenance capital. The Company expects to continue to tightly control capital expenditures in 2000. At June 30, 2000, the Company had $12 million of committed capital expenditures related to the implementation of SAP worldwide and various manufacturing and technology projects.

The Company made no equity infusions into joint ventures in the six months ended June 30, 2000, compared to an equity infusion of $12 million in the six months ended June 30, 1999. Although to date Taisil has an accumulated deficit, the Company does not consider its investment in Taisil to be impaired as of June 30, 2000 based on Taisil's increasing product volumes and capacity utilization, improving operating results, positive operating cash flow generated in 1999 and in the first two quarters of 2000, and positive net income in the quarter ended June 30, 2000.

Cash flows provided by financing activities decreased to $23 million in the six months ended June 31, 2000 from $113 million in the six months ended June 31, 1999. The 2000 financing activities consisted primarily of issuance of debt by the Company. In the six months ended June 30, 1999, the financing activities consisted primarily of stock offerings partially offset by repayment of short-term and long-term debt.

At June 30, 2000, the Company maintained $947 million of committed long-term loan agreements, of which $907 million was outstanding. The Company also maintained $53 million of short-term lines of credit, of which less than $1 million was outstanding at June 30, 2000. The Company's weighted average cost of borrowing was 8.1% at June 30, 2000 and 7.8% at December 31, 1999. Total debt outstanding increased to $908 million at June 30, 2000 from $892 million at December 31, 1999. The total debt to total capital ratio at June 30, 2000 was 68% as compared to 65% at December 31, 1999.

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

Historically, the Company has funded its operations primarily through loans from E.ON AG and its affiliates, internally generated funds, and issuances of common stock. To a lesser extent, the Company has raised funds by borrowing money from commercial banks. Under its credit facilities with E.ON AG and its affiliates, the Company cannot pledge any of its assets to secure additional financing without the consent of E.ON AG and its affiliates.

The Company's loans from E.ON AG and its affiliates begin to mature in 2001. The Company does not currently anticipate having sufficient funds from operations to repay these loans upon maturity commencing in 2001, and will need to seek and obtain replacement financing. The Company is currently engaged in discussions with its financial advisors regarding additional sources of capital. There can be no assurance that such capital will be available on terms acceptable to the Company or that the Company will be able to refinance its loans with E.ON AG and its affiliates upon maturity. If the Company fails to repay the loans when due the Company will be in default under the loans and E.ON AG and its affiliates could accelerate all amounts outstanding under the loans. This would have a material adverse effect on the Company.

Recently Issued Accounting Pronouncements.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires the recognition of all derivatives as assets or liabilities within the balance sheet, and requires both the derivatives and the underlying exposure to be recorded at fair value. Any gain or loss resulting from changes in fair value will be recorded as part of the results of operations, or as a component of comprehensive income or loss, depending upon the intended use of the derivative. In July 1999, the Financial Accountings Standards Board changed the effective date of SFAS No. 133 to all fiscal quarters of fiscal years beginning after June 15, 2000. The Company does not believe that the implementation of this Statement will have a material effect on its financial condition or results of operations.


Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the utilization of the restructuring reserve; future pricing; future product volumes; continued cost improvements; near-term target of a positive operating profit; expected effective income tax rate; liquidity through 2000; tight control of capital expenditures in 2000; the Company's ability to generate future taxable income as it relates to the realization of the net deferred tax asset; the Company's intention to work closely with E.ON AG to effect an orderly divestiture process that preserves and optimizes the value of the Company; expectation that the Company will not have sufficient funds from operations to repay loans from E.ON AG and its affiliates upon maturity; and the impact of the implementation of SFAS No. 133. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for silicon wafers; utilization of manufacturing capacity; ability of the Company to reduce manufacturing costs; demand for semiconductors generally; changes in the pricing environment; general economic conditions; competitors' actions; changes in currency exchange rates; changes in the components of worldwide taxable income; technological changes; changes in product specifications and manufacturing processes; accuracy of management's assumptions regarding the dismantling and sale of the Spartanburg facility; changes in the plans and intentions of third parties, including E.ON AG; changes in financial market conditions; changes in interest rates; and other risks described in the Company's filing with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 1999.

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

                          PART II -- OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds.

At the Company's Annual Meeting of Stockholders held on May 9, 2000, the stockholders approved an amendment to the Company's Restated Certificate of Incorporation to change the advance notice required for a stockholder to notify the Company that such stockholder wishes to nominate a person for election as a director at an annual stockholders' meeting. As amended, Section (3)(c) of Article Fifth of the Company's Restated Certificate of Incorporation provides that a stockholder who wishes to nominate a person for election as a director at an annual stockholders' meeting must now notify the Company not less than 90 days nor more than 120 days prior to the anniversary date of the last annual stockholders' meeting. Prior to this amendment, a stockholder was required to notify the Company not less than 60 days nor more than 90 days prior the anniversary date of the last annual stockholders' meeting.

Item 4.  Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Stockholders held on May 9, 2000, and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors for terms expiring in 2003 and received the number of votes set forth opposite their respective names:

                                                For                 Withheld

         Hans Michael Gaul                   62,555,881             5,913,234
         Helmut Mamsch                       68,165,081               304,034
         Michael B. Smith                    68,170,117               298,998

2. A proposal to amend the Company's 1995 Equity Incentive Plan to increase the number of shares of common stock available under the plan from 3,597,045 to 7,197,045 was approved, receiving 55,965,987 votes FOR and 6,396,160 votes AGAINST, with 144,196 abstentions and 5,962,772 broker non-votes.

3. A proposal to amend the Company's Restated Certificate of Incorporation to change the advance notice required for a stockholder to nominate a person for election to the Company's Board of Directors was approved, receiving 60,901,639 votes FOR and 1,540,119 votes AGAINST, with 64,585 abstentions and 5,962,772 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K.


(a)      Exhibits

Exhibit
Number      Description

    3(i) Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company's Form 10-Q for the Quarter ended June 30, 1995)

    3(i)(a) Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000

    3(ii) Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the Quarter ended June 30, 1999)

  *10-e(1) Second Amendment to Shareholders' Agreement dated as of April 1, 2000 by and among the Company, MEMC Southwest Inc.
            ("MEMC Southwest") and Texas Instruments Incorporated ("TI")

  *10-f(2) First Amendment to TI Purchase Agreement dated as of April 1, 2000 by and among the Company, MEMC Southwest and TI

  *10-g(2) First Amendment to Lease Agreement dated as of April 1, 2000 between TI and MEMC Southwest

  *10-g(3) First Amendment to Sublease Agreement dated as of April 1, 2000 between TI and MEMC Southwest

 **10-cc MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on August 3, 2000

   27       Financial Data Schedule  (filed  electronically  with the SEC only)


-------------------------------

 * Portions of these Exhibits have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission.

** This Exhibit constitutes a management contract, compensatory plan or arrangement.

(b)      Reports on Form 8-K

During the second quarter of 2000, the Company filed no current reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         MEMC Electronic Materials, Inc.



August 10, 2000                     /s/ JAMES M. STOLZE
---------------                     ---------------------------------
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

Exhibit
Number        Exhibit

   3(i)(a) Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000

 *10-e(1) Second Amendment to Shareholders' Agreement dated as of April 1, 2000 by and among the Company, MEMC Southwest Inc.
               ("MEMC Southwest") and Texas Instruments Incorporated ("TI")

 *10-f(2) First Amendment to TI Purchase Agreement dated as of April 1, 2000 by and among the Company, MEMC Southwest and TI

 *10-g(2) First Amendment to Lease Agreement dated as of April 1, 2000 between TI and MEMC Southwest

 *10-g(3) First Amendment to Sublease Agreement dated as of April 1, 2000 between TI and MEMC Southwest

  10-cc MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on August 3, 2000

 27            Financial Data Schedule (filed electronically with SEC only)
-------------------------------

 * Portions of these Exhibits have been redacted pursuant to a request for confidential treatment filed separately with the Secretary of the Securities and Exchange Commission.