Form 10-Q
period 2000-09-30
MEMC ELECTRONIC MATERIALS INC
filed 2000-11-08
CIK 945436

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
    [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the quarterly period ended September 30, 2000 __________________________


                                       or

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No


The number of shares of the registrant's common stock outstanding at October 20, 2000 was 69,612,900.

                         PART I -- FINANCIAL INFORMATION
Item 1.  Financial Statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Unaudited; Dollars in thousands, except share data)


                                      Three Months Ended    Nine Months Ended
                                         September  30,        September 30,
                                         2000      1999        2000     1999
                                     ---------- ---------- ---------- ----------
Net sales                             $222,800   $182,781   $616,405   $510,624
Cost of goods sold                     185,611    177,859    539,324    521,484
                                     ---------- ---------- ---------- ----------
      Gross margin                      37,189      4,922     77,081    (10,860)
Operating expenses:
    Marketing and administration        17,421     15,962     50,106     50,134
    Research and development            16,788     20,723     54,416     61,290
                                     ---------- ---------- ---------- ----------
      Operating income (loss)            2,980    (31,763)   (27,441)  (122,284)
                                     ---------- ---------- ---------- ----------
Nonoperating (income) expense:
    Interest expense                    19,086     15,899     54,900     49,054
    Interest income                       (420)      (450)    (2,112)    (1,183)
    Royalty income                      (3,539)    (1,500)    (7,738)    (4,183)
    Other, net                             323      1,337        582      1,483
                                     ---------- ---------- ---------- ----------
      Total nonoperating expense        15,450     15,286     45,632     45,171
                                     ---------- ---------- ---------- ----------
      Loss before income taxes, equity
         in income (loss) of joint
         ventures and minority
         interests                     (12,470)   (47,049)   (73,073)  (167,455)
Income taxes                            (3,367)   (14,585)   (19,730)   (51,911)
                                     ---------- ---------- ---------- ----------
      Loss before equity in income
        (loss) of joint ventures
        and minority  interests         (9,103)   (32,464)   (53,343)  (115,544)
Equity in income (loss) of
      joint ventures                     6,747     (2,642)     7,463    (11,122)
Minority interests                          75      1,389        750      3,383
                                     ---------- ---------- ---------- ----------
      Net loss                       $  (2,281) $ (33,717) $ (45,130) $(123,283)
                                     ========== ========== ========== ==========
Basic loss per share                 $    (.03) $    (.48) $    (.65) $   (2.06)
                                     ========== ========== ========== ==========
Diluted loss per share               $    (.03) $    (.48) $    (.65) $   (2.06)
                                     ========== ========== ========== ==========
Weighted average shares used
      in computing basic
      loss per share                 69,611,552 69,521,389 69,591,476 59,761,618
                                     ========== ========== ========== ==========
Weighted average shares used
      in computing diluted
      loss per share                 69,611,552 69,521,389 69,591,476 59,761,618
                                     ========== ========== ========== ==========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands, except share data)

                                                     September 30,  December 31,
                                                         2000            1999
                                                      (Unaudited)
                                                      -----------   -----------
ASSETS
Current assets:
  Cash and cash equivalents                           $   99,059    $    28,571
  Accounts receivable, less allowance
    for doubtful accounts $2,905 and
    $2,409 in 2000 and 1999, respectively                 151,065       111,559
  Income taxes receivable                                       -         9,237
  Inventories                                             124,829        98,419
  Deferred tax assets, net                                 14,883        12,905
  Prepaid and other current assets                         26,804        15,229
                                                      -----------   -----------
      Total current assets                                416,640       275,920
Property, plant and equipment, net of
  accumulated depreciation of
  $1,043,475 and $703,252 in 2000
  and 1999, respectively                                1,133,324     1,090,358
Investments in joint ventures                              44,393        97,254
Excess of cost over net assets acquired,
  net of accumulated amortization of $6,960
  and $6,466 in 2000 and 1999, respectively                46,064        47,058
Deferred tax asset, net                                   213,814       183,902
Other assets                                               74,844        30,089
                                                      -----------   -----------
        Total assets                                  $ 1,929,079   $ 1,724,581
                                                      ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Short-term borrowings and
    current portion of long-term debt                 $   414,574   $    22,163
  Accounts payable                                         72,402        85,704
  Accrued liabilities                                      48,810        29,795
  Customer deposits                                        21,302        16,556
  Provision for restructuring costs                         9,566        12,839
  Income taxes payable                                     10,142             -
  Accrued wages and salaries                               30,508        22,557
                                                      -----------   -----------
    Total current liabilities                             607,304       189,614
Long-term debt, less current portion                      695,695       869,759
Pension and similar liabilities                           102,943        95,731
Customer deposits                                          39,165        48,456
Other liabilities                                          42,758        44,893
                                                      -----------   -----------
    Total liabilities                                   1,487,865     1,248,453
Minority interests                                         72,422        43,337
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $.01 par value, 50,000,000
    shares authorized, none issued or outstanding
    at 2000 or 1999                                             -             -
  Common stock, $.01 par value, 200,000,000
    shares authorized, 70,542,105 and 70,463,505
    issued in 2000 and 1999, respectively                     705           705
  Additional paid-in capital                              771,432       770,476
  Accumulated deficit                                    (344,447)     (299,317)
  Accumulated other comprehensive loss                    (41,878)      (22,053)
  Treasury stock, at cost: 929,205 in 2000 and 1999       (17,020)      (17,020)
                                                      -----------   -----------
    Total stockholders' equity                            368,792       432,791
                                                      -----------   -----------
      Total liabilities and stockholders' equity     $  1,929,079   $ 1,724,581
                                                      ===========   ===========


See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        (Unaudited; Dollars in thousands)


                                                          Nine Months Ended
                                                             September 30,
                                                           2000         1999
                                                       -----------   -----------
Cash flows from operating activities:
  Net loss                                            $   (45,130)  $  (123,283)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                      121,754       117,705
       Minority interests                                    (750)       (3,383)
       Equity in (income) loss of joint ventures           (7,463)       11,122
       (Gain) loss on sale of property,
          plant and equipment                              (1,288)        1,380
        Working capital and other                         (71,474)      (95,256)
                                                       -----------   -----------
          Net cash used in operating activities            (4,351)      (91,715)
Cash flows from investing activities:
    Capital expenditures                                   (32,589)     (35,439)
    Proceeds from sale of property, plant and equipment      1,427           44
    Equity infusions in joint ventures                           -      (12,052)
    Purchase of business, net of cash acquired              10,660            -
    Notes receivable from affiliates                             -        9,664
                                                       -----------   -----------
          Net cash used in investing activities            (20,502)     (37,783)
Cash flows from financing activities:
    Net short-term borrowings                               66,425       (6,708)
    Proceeds from issuance of long-term debt                38,096      216,642
    Principal payments on long-term debt                    (8,515)    (272,802)
    Proceeds from issuance of common stock                     958      197,271
                                                       -----------   -----------
          Net cash provided by financing activities         96,964      134,403
Effect of exchange rates on cash and cash equivalents       (1,623)        (417)
                                                       -----------   -----------
Net increase in cash                                        70,488        4,488
Cash and cash equivalents at beginning of period            28,571       16,168
                                                       -----------   -----------
Cash and cash equivalents at end of period             $    99,059   $   20,656
                                                       ===========   ===========

See accompanying notes to consolidated financial statements.

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (Dollars in thousands, except share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company or MEMC), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with the Company's annual report to shareholders for the fiscal year ended December 31, 1999, which contains the Company's audited financial statements for such year and the related management's discussion and analysis of financial condition and results of operations. Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000.

(2) Earnings (loss) per share

The numerator for basic and diluted loss per share calculations is net loss for all periods presented. The denominator for the basic and diluted loss per share calculations for the three and nine-month periods ended September 30, 2000 and 1999 is the same within each period (the weighted average shares outstanding for each respective period). The Company had 2,689,784 options outstanding at September 30, 2000 which were not included in the computation of diluted loss per share due to the net loss incurred during the three and nine-month periods ended September 30, 2000.

(3) Inventories

Inventories consist of the following:

                                            September 30,         December 31,
                                                2000                  1999
                                            ----------            ----------
Raw materials and supplies                  $   55,033            $   49,537
Goods in process                                31,596                23,493
Finished goods                                  38,200                25,389
                                            ----------            ----------
                                            $  124,829            $   98,419
                                            ==========            ==========



(4) Restructuring Costs

During 1998, the Company recorded a charge to operations of $121,670 related to the decisions to close its small diameter wafer facility in Spartanburg, South Carolina, to withdraw from its 60%-owned joint venture in a small diameter wafer operation in China and to forego construction of a new 200 millimeter wafer facility at its 75%-owned joint venture in Malaysia. Restructuring activity since the provision for restructuring costs was recorded is as follows:


                                                       Amount   Balance  Balance
                                                      Utilized/ Sept.30, Dec.31,
                                          Provision   Reversed    2000     1999
Asset impairment/write-off:
  Spartanburg property, plant and equipment $ 36,300  $ 36,300  $    -   $     -
  Malaysian joint venture assets              28,000    27,498     502       530
  Chinese joint venture assets                13,800    13,615     185       360
  Other infrastructure                         3,225     3,225       -        -
                                            --------  -------- -------  --------
    Total                                     81,325    80,638     687       890
                                            --------  -------- -------  --------
Dismantling and related costs:
  Dismantling costs                           11,345     6,021   5,324     7,260
  Costs incurred by equipment suppliers        5,000     5,000       -         -
  Environmental costs                          3,500     3,417      83       400
  Operating leases                             3,000     2,511     489     1,000
  Other                                        3,000       342   2,658     2,864
                                            --------  -------- -------  --------
  Total                                       25,845    17,291   8,554    11,524
                                            --------  -------- -------  --------
Personnel costs                               14,500    14,175     325       425
                                            --------  -------- -------  --------
Total restructuring costs                   $121,670  $112,104 $ 9,566  $ 12,839
                                            ========  ======== =======  ========

Substantially all of the dismantling and related costs, and the personnel costs included in the $9,566 restructuring reserve at September 30, 2000 are related to the Spartanburg facility. Approximately 10 percent of the reserve is expected to be utilized by December 31, 2000. Timing for utilization of the remainder of the reserve is primarily dependent on the timing of the sale of the Spartanburg facility.

(5) Comprehensive Loss

Comprehensive loss for the three months ended September 30, 2000 and 1999 was $14,773 and $25,936, respectively. Comprehensive loss for the nine months ended September 30, 2000 and 1999 was $64,955 and $133,022, respectively. The Company's only adjustment from net loss to comprehensive loss was foreign currency translation adjustments in all periods presented.

(6) Acquisition

On September 29, 2000 the Company acquired an additional 40% of Posco Huls Co., Ltd. (renamed MEMC Korea Company ("MKC") after the acquisition) bringing the Company's ownership percentage of MKC to 80%. The purchase price of approximately $68 million was funded by borrowings from an affiliate of E.ON AG. E.ON AG is the majority shareholder and principal lender of the Company. The balance sheet of MKC has been consolidated at September 30, 2000. Under Korean law, there are significant restrictions on MKC's ability to pay dividends and make loans, thereby limiting the Company's access to MKC's cash assets. Beginning in the fourth quarter of 2000 the operating results of MKC will be consolidated as part of MEMC.

(7) Debt

At September 30, 2000 the Company included $54 million in short-term debt and $80 million in long-term debt obligations with the consolidated reporting of MKC's balance sheet. The Company also incurred approximately $71 million in short-term debt from an affiliate of E.ON AG in connection with the purchase of the additional 40% of MKC. These events along with current portions due on long debt obligations brought current debt and long-term debt to $414 and $696 million, respectively, at September 30, 2000. Of this debt, $835 million was loans from E.ON AG and/or its affiliates at September 30, 2000.

The Company's loans from E.ON AG and its affiliates begin to mature in 2001. The Company does not currently anticipate having sufficient funds from operations to repay these loans upon maturity commencing in 2001, and will need to seek and obtain replacement financing. There can be no assurance that such capital will be available on terms acceptable to the Company or that the Company will be able to refinance its loans with E.ON AG and its affiliates upon maturity. If the Company fails to repay the loans when due the Company will be in default under the loans and E.ON AG and its affiliates could accelerate all amounts outstanding under the loans. This would have a material adverse effect on the Company. The Company has been working closely with E.ON AG on the financial implications of these loans. The Company is also working with investment bankers and other advisors to determine the best solutions for MEMC.

Under its credit facilities with E.ON AG and its affiliates, the Company cannot pledge any of its assets to secure additional financing without the consent of E.ON AG and its affiliates. In addition, under the Company's short-term loan with an affiliate of E.ON AG used to fund the acquisition of the additional 40% interest in MKC, the Company is required to pay 100% of any net proceeds received by the Company from the issuance of equity or debt securities, or from any additional incurrence of debt, to such affiliate of E.ON AG as a mandatory principal repayment. In addition this loan agreement requires the Company's to pay 75% of any cash received from MKC, through dividends, reductions or repurchases of equity, share redemptions or loans, to such affiliate of E.ON AG as a mandatory principal repayment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales increased 22% to $223 million for the third quarter of 2000 from $183 million for the third quarter of 1999. The increase was primarily attributable to a 12% increase in product volume and significant price increases in the third quarter of 2000 compared to the third quarter of 1999. Net sales increased 21% to $616 million for the nine months ended September 30, 2000 from $511 million for the nine months ended September 30, 1999. The increase was primarily attributable to a 15% increase in product volume and moderate price increases. On a geographic basis, the increase in product volumes for the three-month period ended September 30, 2000 as compared to the year-earlier period was led by sales in the U.S, Europe, and Japan. For the nine-month period ended September 30, 2000 as compared to the year-earlier period volumes were significantly higher in all world areas.

The Company expects product volumes to remain relatively level in the fourth quarter as a result of the normal seasonality in the industry, as well as anticipated plant shut-downs for the holidays and for routine maintenance. The Company is optimistic that the firming of wafer pricing will continue, and anticipates a slight increase in overall average selling prices in the coming quarter. For the third quarter 2000, MKC recorded total revenues from third parties of $42 million and total net income of $7.5 million. The purchase price of approximately $68 million for the additional 40% interest in MKC, bringing the Company's ownership percentage to 80%, was funded by borrowings from an affiliate of E.ON AG, the majority shareholder and principal lender of the Company. As a result of the anticipated volumes and future consolidated reporting of MKC, the Company anticipates that fourth quarter revenues will be comparable to the combined MEMC and MKC customer sales recorded in the third quarter of 2000. With the consolidated reporting of MKC and continued focus on cost structure improvements, the Company anticipates approaching breakeven net income in the fourth quarter.

Gross Margin. Gross margin improved to 17% in the third quarter of 2000 from 3% for the third quarter of 1999. Gross margin improved to 13% in the nine months ended September 30, 2000 from negative 2% in the nine months ended September 30, 1999. The increase in gross margin in both the three and nine-month periods ended September 30, 2000 compared to the corresponding September 30, 1999 periods was primarily attributable to significantly higher volumes coupled with higher pricing, an improved product mix and significant cost reductions. Advanced large diameter and epitaxial products represented 56% and 53% of product volume for the third quarters of 2000 and 1999, respectively. The Company expects continued, but gradual, improvements in its cost structure over the next few quarters from the consolidated reporting of MKC and continued cost reductions. MKC enjoys a lower cost structure than most of the Company's other facilities, due to its focused operations on relatively fewer products and customers.

Research and Development. Research and development expenses in the 2000 third quarter totaled $17 million, compared to $21 million in the year-ago period. The decrease in reported expense is attributable to continued focus and spending control, coupled with increasing revenue from 300 millimeter wafers, which offset technology expenses.

Interest Expense. Interest expense increased to $19 million for the quarter ended September 30, 2000 from $16 million for the quarter ended September 30, 1999. The increase in interest expense was attributable to increased borrowings and increased weighted average cost of borrowing in the three months ended September 30, 2000 as compared to the three months ended September 30, 1999.

Income Taxes. The Company realized an income tax benefit at the rate of 27% for both the three and nine-month periods ended September 30, 2000 and an income tax benefit at the rate of 31% for both the three and nine-month periods ended September 30, 1999. The reduced rate of income tax benefit is primarily a result of changes in the composition of the Company's worldwide taxable income. The Company expects an effective tax rate for the year 2000 consistent with the first nine months.

Equity in Income (Loss) of Joint Ventures. Equity in income (loss) of joint ventures was $7 million income in the third quarter of 2000, as compared to a loss of $3 million in the third quarter of 1999. The Company's share of the income of MKC, accounted for through September 30, 2000 as an unconsolidated joint venture, was $3 million in the third quarter of 2000 compared to a loss of $1 million in the third quarter of 1999. MKC's increased profitability was primarily due to a significant increase in product volume. The Company's share of the income of Taisil Electronic Materials Corporation (Taisil), the Company's 45%-owned, unconsolidated joint venture in Taiwan, was $4 million in the third quarter 2000 compared to a loss of $2 million in the third quarter of 1999. Taisil's improved income was primarily due to a 19% increase in product volume and a significant increase in average selling price in the third quarter of 2000 compared to third quarter of 1999.

Equity in income (loss) of joint ventures was $7 million income in the nine months ended September 30, 2000, as compared to loss of $11 million in the nine months ended September 30, 1999. The Company's share of the income of MKC was $3 million in the nine months ended September 30, 2000 compared to a loss of $5 million in the nine months ended September 30, 1999. MKC's improved net income was primarily due to a significant increase in product volume in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. The Company's share of the income of Taisil was $4 million in the nine months ended September 30, 2000 compared to a loss of $6 million in the nine months ended September 30, 1999. Taisil's improved net income was primarily due to a 20% increase in product volume and a significant increase in average selling price in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999.

Net Loss. Net loss for the three-month periods ended September 30, 2000 and 1999 was approximately $2 million and $34 million, respectively. The reduction in net loss for the three months ended September 30, 2000 was primarily a result of increased gross margin of $32 million and a $9 million increase in joint venture income partially offset by a reduced income tax benefit. The Company had a net loss of $0.03 per share for the quarter ended September 30, 2000 on approximately 69.6 million shares outstanding compared to a net loss of $0.48 per share for the quarter ended September 30, 1999 on 69.5 million weighted average shares outstanding.

Net loss for the nine-month periods ended September 30, 2000 and 1999 was approximately $45 million and $123 million, respectively. The reduction in net loss for the nine months ended September 30, 2000 was primarily a result of increased gross margin of $88 million and joint venture income increasing $19 million partially offset by a reduced income tax benefit. The Company had a net loss of $0.65 per share for the nine-month period ended September 30, 2000 on approximately 69.6 million shares outstanding compared to a net loss of $2.06 per share for the nine-month period ended September 30, 1999 on 59.8 million weighted average shares outstanding.

The weighted average shares outstanding reflect the issuance of 15.4 million shares of common stock in a private placement to an affiliate of E.ON AG in March 1999 and 13.6 million shares of common stock in connection with the Company's rights offering in April 1999.


Liquidity and Capital Resources.

At September 30, 2000, the Company had $99 million of cash and cash equivalents compared to $29 million at December 31, 1999. The increase is primarily attributable to the consolidated reporting of MKC which had cash and cash equivalents at September 30, 2000 of approximately $79 million. Under Korean law, however, there are significant restrictions on MKC's ability to pay dividends and make loans, thereby limiting the Company's access to MKC's cash assets.

Cash flows used in operating activities improved to $4 million for the nine months ended September 30, 2000 from $92 million for nine months ended September 30, 1999. This $88 million improvement was due primarily to the reduction in operating losses.

Accounts receivable of $151 million at September 30, 2000 increased $39 million, or 35%, from $112 million at December 31, 1999. This increase was primarily attributable to the 22% increase in net sales during the third quarter 2000 over fourth quarter 1999 and to the consolidated reporting of MKC's balance sheet as of September 30, 2000. Days sales outstanding were 60 days at September 30, 2000 compared to 56 days at December 31, 1999 based upon annualized sales for the respective immediately preceding quarters. MKC's receivables have been excluded from this calculation as its sales were not consolidated for the periods ended September 30, 2000 and December 31, 1999.

Inventories  increased  $26  million,  or 27%,  from  December  31, 1999 to $125 million at September 30, 2000. This increase was primarily due to the consolidated reporting of MKC's balance sheet as of September 30, 2000. Total related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $15 million at September 30, 2000, compared to $17 million at December 31, 1999. Quarter-end inventories, excluding MKC's inventory, as a percentage of annualized quarterly net sales declined 2% to 11% for the period ended September 30, 2000 compared to the period ended December 31, 1999.

The Company's net deferred tax assets increased $32 million in the first nine months of 2000 to $229 million at September 30, 2000. The Company provides for income taxes on a quarterly basis based on an estimated annual effective tax rate. The Company estimates that net operating loss carryforwards increased $58 million in the nine months ended September 30, 2000. Management believes it is more likely than not that, with its projections of future taxable income and after consideration of the valuation allowance, the Company will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at September 30, 2000. In order to realize the net deferred tax assets existing at September 30, 2000, the Company will need to generate future taxable income of approximately $625 million over the next 20 years. There can be no assurance, however, that the Company will generate sufficient taxable income to realize the full benefit of the existing net deferred tax assets.

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

Net cash used in investing activities improved $17 million to $21 million in the nine months ended September 30, 2000 compared to the nine months ended September 30, 1999. For the nine months ended September 30, 2000, cash used by investing activities reflected slightly decreased spending on capital projects, a reduction in equity infusions in joint ventures, a reduction in notes receivable from affiliates, and cash from MKC in excess of the purchase price by $11 million. The capital expenditures in the first nine months of 2000 primarily related to the implementation of SAP worldwide and to maintenance capital. The Company expects that capital expenditures will not exceed $65 million in 2000. At September 30, 2000, the Company had $21 million of committed capital expenditures related to various manufacturing and technology projects.

The Company made no equity infusions into joint ventures in the nine months ended September 30, 2000, compared to an equity infusion of $12 million into Taisil in the nine months ended September 30, 1999. Although to date Taisil has an accumulated deficit, the Company does not consider its investment in Taisil to be impaired as of September 30, 2000 based on Taisil's increasing product volumes and capacity utilization, improving operating results, positive operating cash flow generated in 1999 and positive net income and cash flow in the nine months ended September 30, 2000.

Cash flows provided by financing activities decreased to $97 million in the nine months ended September 30, 2000 from $134 million in the nine months ended September 30, 1999. The 2000 financing activities consisted primarily of issuance of debt by the Company. In the nine months ended September 30, 1999, the financing activities consisted primarily of stock offerings, partially offset by repayment of short-term and long-term debt. The primary use of financing in the nine months ended September 30, 2000 was a $68 million short-term loan from an affiliate of E.ON AG to purchase the additional 40% interest in MKC.

At September 30, 2000, the Company maintained $1,032 million of committed long-term loan agreements, of which $999 million was outstanding. The Company also maintained $178 million of short-term lines of credit, of which less than $111 million was outstanding at September 30, 2000. The Company's weighted average cost of borrowing was 8.4% at September 30, 2000 and 7.8% at December 31, 1999. Total debt outstanding increased to $1,100 million at September 30, 2000 from $892 million at December 31, 1999. Of the $218 million increase in debt, $134 million relates to liabilities acquired in connection with the purchase of MKC, and approximately $71 million was incurred in connction with the purchase of the additional 40% interest in MKC. The total debt to total capital ratio at September 30, 2000 was 72% as compared to 65% at December 31, 1999.

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

Historically, the Company has funded its operations primarily through loans from E.ON AG and its affiliates, internally generated funds, and issuances of common stock. To a lesser extent, the Company has raised funds by borrowing money from commercial banks. Under its credit facilities with E.ON AG and its affiliates, the Company cannot pledge any of its assets to secure additional financing without the consent of E.ON AG and its affiliates. In addition, under the Company's short-term loan with an affiliate of E.ON AG used to fund the acquisition of the additional 40% interest in MKC, the Company is required to pay 100% of any net proceeds received by the Company from the issuance of equity or debt securities, or from any additional incurrence of debt, to such affiliate of E.ON AG as a mandatory principal repayment. This loan agreement also requires the Company's to pay 75% of any cash received from MKC, through dividends, reductions or repurchases of equity, share redemptions or loans, to such affiliate of E.ON AG as a mandatory principal repayment.

The Company's loans from E.ON AG and its affiliates begin to mature in 2001. The Company does not currently anticipate having sufficient funds from operations to repay these loans upon maturity commencing in 2001, and will need to seek and obtain replacement financing. There can be no assurance that such capital will be available on terms acceptable to the Company or that the Company will be able to refinance its loans with E.ON AG and its affiliates upon maturity. If the Company fails to repay the loans when due the Company will be in default under the loans and E.ON AG and its affiliates could accelerate all amounts outstanding under the loans. This would have a material adverse effect on the Company. The Company has been working closely with E.ON AG on the financial implications of these loans and the divestiture. The Company is also working with investment bankers and other advisors to determine the best solutions for MEMC.


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


Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the timing and utilization of the restructuring reserve; future pricing; future product volumes; effects of consolidated reporting of MKC; continued cost improvements; fourth quarter 2000 revenues; expectation of approaching breakeven net income in the fourth quarter 2000; expected effective income tax rate; liquidity through 2000; expectation that 2000 capital expenditures will not exceed $65 million; the Company's ability to generate future taxable income as it relates to the realization of the net deferred tax asset; the Company's intention to work closely with E.ON AG to effect an orderly divestiture process that preserves and optimizes the value of the Company; expectation that the Company will not have sufficient funds from operations to repay loans from E.ON AG and its affiliates upon maturity; and the impact of the implementation of SFAS No. 133. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for silicon wafers; utilization of manufacturing capacity; ability of the Company to reduce manufacturing costs; demand for semiconductors generally; changes in the pricing environment; general economic conditions; competitors' actions; changes in currency exchange rates; changes in the components of worldwide taxable income; technological changes; changes in product specifications and manufacturing processes; accuracy of management's assumptions regarding the dismantling and sale of the Spartanburg facility; changes in the plans and intentions of third parties, including E.ON AG; changes in financial market conditions; changes in interest rates; and other risks described in the Company's filing with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 1999.


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

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.


(a)      Exhibits

Exhibit
Number      Description

3(i) Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company's Form 10-Q for the Quarter ended June 30, 1995)

 3(i)(a) Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3(i)
            (a) of the Company's Form 10-Q for the Quarter ended June 30, 2000)

 3(ii) Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the Quarter ended June 30, 1999)

10-s Share Sale and Purchase Agreement dated as of September 7, 2000 by and between Pohang Iron & Steel Co., Ltd. and the Company

10-yyy Euro 80,000,000 Credit Agreement dated as of September 22, 2000 between MEMC Electronic Materials, S.p.A. and VEBA International Finance B.V.

10-zzz Guaranty Agreement dated as of September 22, 2000 between the Company and VEBA International Finance B.V.

27          Financial Data Schedule
            (filed electronically with the SEC only)


-------------------------------


(b)      Reports on Form 8-K

During the third quarter of 2000, the Company filed no current reports on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     MEMC Electronic Materials, Inc.

November 8, 2000                    /s/ JAMES M. STOLZE
                                    --------------------------------
                                    James M. Stolze
                                    Executive Vice President and Chief Financial
                                    Officer (on behalf of the registrant and as
                                    principal financial and accounting officer)

                                  EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601of Regulation S-K.

Exhibit
Number         Exhibit

10-s Share Sale and Purchase Agreement dated as of September 7, 2000 by and between Pohang Iron & Steel Co., Ltd. and the Company

10-yyy Euro 80,000,000 Credit Agreement dated as of September 22, 2000 between MEMC Electronic Materials, S.p.A. and VEBA International Finance B.V.

10-zzz Guaranty Agreement dated as of September 22, 2000 between the Company and VEBA International Finance B.V.

27             Financial Data Schedule (filed electronically with SEC only)