Form 10-K405
period 2000-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2001-03-23
CIK 945436

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark
One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                                      or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                               (Title of class)

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on March 12, 2001, as reported by the New York Stock Exchange, was approximately $163.3 million.

   The number of shares outstanding of the registrant's Common Stock as of March 12, 2001, was 69,612,900 shares.

                               ----------------

                      Documents Incorporated by Reference

(1) Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2000 (Part I, Part II, and Part IV of Form 10-K).
(2) Portions of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement dated March 26, 2001 (Part III of Form 10-K).

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business

General

   We are a leading worldwide producer of silicon wafers for the semiconductor device industry. We operate manufacturing facilities, directly or through joint ventures, in Europe, Japan, Malaysia, South Korea, Taiwan and the United States. We sell silicon wafers to virtually all of the world's largest manufacturers of semiconductors, which include the world's largest foundries as well as the major memory, microprocessor and application specific integrated circuit manufacturers. We provide three main types of silicon wafers. Our prime polished wafer is a highly refined, pure silicon wafer with an ultraflat and ultraclean surface. Our epitaxial wafer consists of a thin single-crystal silicon layer grown on the polished surface of the silicon wafer. We also provide test/monitor wafers, which are used by our customers for testing semiconductor fabrication lines and processes.

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

   On June 16, 2000, VEBA AG merged with VIAG AG. The VEBA/VIAG Group is now known as E.ON AG. VEBA Corporation is now known as E.ON North America, Inc. E.ON AG, through its subsidiaries E.ON North America, Inc. and VEBA Zweite, owns 71.8% of our outstanding common stock.

   We are engaged in one reportable industry segment--the design, manufacture and sale of electronic grade silicon wafers for the semiconductor industry. Financial information regarding this industry segment is contained in our 2000 Annual Report, which information is incorporated herein by reference.

Industry Overview

   Almost all semiconductors are manufactured from silicon wafers, and thus the strength of the silicon wafer industry is highly correlated to the performance of the semiconductor industry. The semiconductor device industry historically has been a high-growth, cyclical industry. In recent years, growth in the communications industry, particularly in the Internet and mobile electronic device markets, as well as in the traditional markets for semiconductors, such as computers, automobiles and other consumer and industrial products, has driven an increase in the demand for semiconductors. This growth has resulted in an increase in the demand for silicon wafers.

   The fabrication of semiconductor devices requires a large number of complex and repetitive processing steps, including deposition, photolithography and etch, to layer different materials and imprint various features on a single wafer. Semiconductor device manufacturers require a reliable supply of high-quality silicon wafers with consistent characteristics. As the manufacturing process becomes more complex, the need for more advanced silicon wafers becomes increasingly important. These wafers must have high purity levels, highly uniform crystal structure and precise mechanical tolerances in order for semiconductor device manufacturers to achieve their fundamental goals, including improved device performance, higher yields and greater equipment effectiveness.

   Although the worldwide semiconductor device industry grew at a compound annual growth rate of 16.0% from $24 billion in revenues in 1985 to $222 billion in 2000, the industry has been characterized by cyclicality and periods of overcapacity. For example, semiconductor revenues grew by only 3.6% in 1997 and declined by 7.5% in 1998, according to Dataquest estimates. The revenue decline was attributable to worldwide excess capacity and weak economic conditions in the Asia Pacific and Japanese markets. During the downturn in 1997 and 1998, semiconductor manufacturers greatly reduced their capital spending, resulting in limited amounts of additional capacity. More recently, in 1999 and 2000, semiconductor revenues grew by 21.7% and 31.3%, respectively, according to Dataquest estimates. This turnaround was attributable to increased demand driven by growth in the Internet and mobile electronic device markets, an upturn in global economic conditions and the resulting tightness in capacity. In early 2001, the semiconductor industry appears to be experiencing a slow down and a broad-based inventory correction. This has resulted in reduced demand for silicon wafers as compared to the 2000 fourth quarter.

   The growth of the silicon wafer industry historically has been correlated to the growth of the semiconductor device industry. The silicon wafer industry grew at a compound annual growth rate of 10.8% from 1.2 billion square inches in 1985 to 5.6 billion square inches in 2000, according to Dataquest estimates. From 1993 through the first half of 1996, the silicon wafer industry was characterized by excess demand, wafer shortages and increases in average selling prices of silicon wafers. Due to these shortages and anticipated future demand, wafer manufacturers added significant capacity, especially for 200 millimeter wafers, the predominant wafer used in the industry today. This additional capacity, along with the semiconductor device industry slowdown, left the silicon wafer industry in a state of overcapacity. This overcapacity resulted in significant average selling price declines starting in 1997 and continuing through early 1999. During this period, certain semiconductor device manufacturers eliminated their silicon wafer manufacturing capabilities, and several silicon wafer manufacturers, including us, rationalized their capacity and reduced their workforces.

   In 1999 and 2000, due to the increased demand for semiconductor devices, silicon wafer consumption increased by 23.8% and 23.4%, respectively, according to Dataquest. The increase in silicon wafer consumption, along with the rationalization in the industry, resulted in more balanced supply and demand conditions in the wafer industry, especially for 200 millimeter wafers. The supply of 150 millimeter and smaller diameter wafers continued to exceed demand in 2000. The more balanced supply and demand conditions, however, resulted in a stabilized pricing environment in 2000.

   Semiconductor device manufacturers continue to focus on improving their efficiency and lowering their cost per device. Because larger silicon wafers allow for an increased number of semiconductor devices per wafer, moving to larger wafers can provide semiconductor device manufacturers with higher productivity and reduced cost per device. Thus, semiconductor device manufacturers have moved continuously to larger diameter wafers, with the 200 millimeter wafer being the primary wafer used today. According to Dataquest, the 200 millimeter wafer is expected to be the primary wafer size through at least the next five years. We believe the next size wafer to be used in production will be a 300 millimeter diameter wafer. Semiconductor device manufacturers are expected to gradually migrate to this larger wafer.

Products

   We manufacture silicon wafers according to the precise specifications required by our customers. These specifications include diameter, surface features, composition, purity levels, crystal properties and electrical properties. We manufacture wafers in sizes ranging in diameter from 100 millimeters to 300 millimeters.

   Our silicon wafer manufacturing process begins with high purity electronic grade polysilicon. The polysilicon is melted in a quartz crucible along with minute amounts of electrically active elements such as arsenic, boron, phosphorous or antimony. We then lower a silicon seed crystal into the melt and slowly extract it from the melt. The resultant body of silicon is called an ingot. The temperature of the melt, speed of extraction and rotation of the crucible govern the diameter of the ingot, while the concentration of the electrically active element in the melt governs the electrical properties of the silicon wafers to be made from the ingot. This is a complex, proprietary process requiring many control features on the crystal-growing equipment.

   We then grind the ingots to the specified diameter and slice the ingots into thin wafers. Next, we prepare the wafers for the surface polishing steps with a multi-step process using precision lapping machines, edge contour machines and chemical etchers. Final polishing and cleaning processes give the wafers the clean and super flat mirror polished surfaces required for the fabrication of semiconductor devices. We further process some of our products into epitaxial wafers by utilizing a chemical vapor deposition process to deposit a single crystal silicon layer on the polished surface.

   We are continually advancing our products' capabilities. Our new products and product features are designed to address the needs of our customers as they move to more advanced devices. These more complex devices require advanced silicon wafer capabilities to enable our customers to manufacture these devices at acceptable yields. In addition to other new product offerings, we recently began offering wafers with the Magic Denuded Zone(R), or MDZ(R), product feature. This patented product feature increases our customers' yields in both prime polished and epitaxial wafers by drawing impurities away from the surface of the wafer.

   Our products include three general categories of silicon wafers:

 Prime Polished Wafers

   Our prime polished wafer is a highly refined, pure silicon wafer with an ultraflat and ultraclean surface. Our prime polished wafers are manufactured with a sophisticated chemical-mechanical polishing process that removes defects and leaves an extremely smooth surface. As semiconductor device geometries continue to shrink and devices become more complex, wafer flatness and cleanliness requirements, along with crystal perfection, become increasingly important because these properties have a significant impact on yields.

   In the last year, we introduced our Advanta product, which allows our customers to make more complex semiconductor devices at acceptable yield levels by reducing the number of defects in the underlying crystal structure in the wafer. The Advanta product, which may include the MDZ(R) feature, offers higher performance than a standard polished wafer. We are currently shipping significant volumes of Advanta wafers to our customers.

 Epitaxial Wafers

   Our epitaxial wafers consist of a thin, single-crystal silicon layer grown on the polished surface of the silicon wafer. Typically, the epitaxial layer has different electrical properties from the underlying wafer. This provides our customers with better isolation between circuit elements than a polished wafer. Without sufficient isolation of the various elements, the elements could communicate electrically with each other, which could render the device useless. Epitaxial wafers provide improved isolation, thereby allowing for increased reliability of the finished semiconductor device and greater efficiencies during the semiconductor manufacturing process, which ultimately allows for more complex semiconductor devices.

   We recently introduced the Epi II product as a cost-effective alternative to advanced prime polished wafer applications. The Epi II wafer includes a thin epitaxial layer grown on a standard substrate and also incorporates our MDZ(R) product feature. We are shipping commercial volumes of Epi II wafers to some customers, and we are in the process of qualifying Epi II wafers with other customers.

 Test/Monitor Wafers

   We supply test/monitor wafers to our customers for their use in testing semiconductor fabrication lines and processes. Although test/monitor wafers are substantially the same as prime polished wafers with respect to cleanliness, and in some cases flatness, other specifications are generally less rigorous. This allows us to produce test/monitor wafers from the portion of the silicon ingot that does not meet customer specifications for wafers to be used in the manufacture of semiconductors. Therefore, sales of test/monitor wafers allow us to experience a higher overall yield.

Sales and Marketing

   We sell our products to virtually all of the world's largest manufacturers of semiconductors, including the world's major foundries, as well as the major memory, microprocessor and application specific integrated circuit manufacturers.

   We market our products primarily through a global direct sales force. We and our joint ventures have customer service and support centers globally, including in China, France, Germany, Italy, Japan, Malaysia, South Korea, Taiwan, the United Kingdom and the United States. A key element of our marketing strategy is establishing and maintaining close relationships with our customers. We accomplish this through multi-functional teams of technical, sales and marketing, and manufacturing personnel. These teams work closely with our customers to continually optimize our products for their production processes in their current and future facilities. Our close relationships with our customers are further developed through lengthy qualification processes by which customers qualify silicon wafer manufacturing facilities and products. We monitor changing customer needs and target our manufacturing to produce wafers adapted to each customer's process and requirements.

   We complete sales principally through indicative-only contracts of one year or less which indicate expected volumes and specify price. Over half of our 2000 net sales were to customers located outside North America, and substantially all of the 2000 sales of our unconsolidated joint ventures were in the Asia Pacific region, excluding Japan.

   We derive most of our revenues from a small number of customers. In 2000, we made approximately 61% of our sales to ten customers, with Texas Instruments accounting for approximately 18% of our sales. In 2000, no other customer accounted for 10% or more of our sales. MEMC Korea Company (MKC), our 80% owned joint venture in South Korea, whose operating results were consolidated with our operating results beginning in the fourth quarter 2000, sold a significant majority of its products to Samsung, our partner in that joint venture. See "Risk Factors--We have a limited number of principal customers, and, accordingly, a loss of one or several of those customers would hurt our business."

Manufacturing

   To meet our customers' needs worldwide, we have established a global manufacturing network consisting of nine silicon wafer manufacturing facilities, which includes our unconsolidated joint venture in Taiwan. In certain of these facilities, we have fully integrated manufacturing capabilities that encompass the full range of wafer manufacturing process steps, including ingot growth, wafer slicing, wafer polishing and epitaxial deposition. We conduct certain of our processes in state-of-the-art Class 1 cleanroom environments.

Raw Materials

   The main raw material in our production process is polysilicon. We produce over one-half of our total polysilicon requirements and purchase the remainder of our requirements from others. Our requirements for polysilicon include chunk polysilicon and granular polysilicon. The availability of chunk polysilicon currently significantly exceeds demand. We believe that an adequate supply of chunk polysilicon will be available internally or from others for the foreseeable future. We produce all of our requirements for granular polysilicon at our facility in Pasadena, Texas. We do not believe there are other sources of electronic grade granular polysilicon. Chunk polysilicon can be substituted for granular polysilicon, although in some cases we may be required to obtain new qualifications from our customers in order to substitute chunk polysilicon for granular polysilicon.

   We obtain substantially all of our requirements for several other raw materials, equipment, parts and supplies from sole suppliers. Although we believe that we could find adequate alternative sources of supply for these raw materials, equipment, parts and supplies, it may take several months to transition to a new supplier and we may be required to obtain new qualifications from our customers in order to change or substitute materials or sources of supply.

   In the event we would be required to obtain new qualifications from our customers in order to substitute materials or sources of supply, we cannot predict whether we would be successful or how long the qualification process would take. In addition, our manufacturing process could be interrupted and our manufacturing throughput and yields could be adversely affected while we transition to a new material or source of supply.

   We believe that adequate quantities of all our key raw materials, equipment, parts and supplies are currently available. However, because of the cyclical nature of our industry, we may experience shortages in the future. See "Risk Factors--Our dependence on single and limited source suppliers could adversely affect our operating results" and "Risk Factors--Because we cannot easily transfer production of specific products from one of our manufacturing facilities to another, manufacturing delays at a single facility could result in a loss of product volume."

Research and Development

   The silicon wafer market is characterized by continuous technological development and product innovation. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our financial and human resources to research and development programs. Our goal is to continue to maintain a close working relationship with our customers to continually develop new products and refine existing products to meet the needs of the marketplace. To strengthen this relationship and interaction, we assign research and development applications engineers to key customer accounts worldwide.

   Our Applications Engineering Group is organized worldwide and consists of three world class laboratories located in the U.S., Italy and Japan, as well as field and resident engineers who are located at strategic locations throughout the world, some of whom are dedicated to specific accounts. The primary purpose of this group is to establish a close, technical working relationship with our customers to obtain a better knowledge of our customers' material requirements.

   Our technology efforts are closely aligned with our customers' requirements. Our current research and development activities are focused on:

  . enhancement of existing products;

  . development of advanced silicon wafer products;

  . manufacturing process improvements and cost reduction; and

  . development and improvement of large diameter wafers.

   We continue to devote a significant portion of our research and development resources to enhance our position in the crystal technology area. We have a large number of engineers and scientists, located in our St. Peters, Missouri, Merano, Italy and Utsunomiya, Japan facilities, who are devoted to this area and to our further understanding of defect control, cost reduction and the use of granular polysilicon. We are also developing our advanced epitaxial wafer technology with a dedicated staff of scientists located in our St. Peters facility, who focus on the development of new epitaxial wafer products and cost reduction processes.

   We first produced our 300 millimeter diameter wafers in 1991 and believe we are one of the industry leaders in the development of this next generation of wafers. We continue to enhance our 300 millimeter technology program utilizing our staff of research and development scientists, engineers and technicians located in our St. Peters, Missouri and Utsunomiya, Japan facilities. We are working with industry-wide 300 millimeter organizations and consortia and selected early 300 millimeter semiconductor device manufacturers. We are also focusing on process design cost improvement to ensure that we remain a leader in large diameter wafers.

   Research and development expenses were $72.2 million in 2000, $85.0 million in 1999 and $81.6 million in 1998, or 8.3%, 12.3% and 10.8% of our net sales for those periods, respectively. We expect research and development expenditures will continue to constitute a substantial percentage of our revenues for the foreseeable future.

Competition

   The market for silicon wafers is highly competitive. We face intense competition from established manufacturers throughout the world. Some of our competitors have greater financial, engineering, manufacturing and marketing resources than we have. We believe that we possess certain technological and other strengths relative to our competitors. However, realizing and maintaining such strengths requires us to continue making a high level of investment in research and development, marketing and customer service and support. Our inability to maintain such investments could have a material adverse effect on our operating results. For other risks related to competition, see "Risk Factors--We experience intense competition in the silicon wafer industry, which may have an adverse effect on our business."

Joint Ventures

 Strategic Alliances

   We have entered into several strategic alliances as part of our strategy to leverage our capital, to enter expanding markets, to forge closer working relationships with our principal customers and to broaden the geographic diversification of our operations. We have an unconsolidated joint venture in Taiwan, a consolidated joint venture in South Korea, and a strategic alliance with Texas Instruments through our consolidated joint venture, MEMC Southwest Inc., in the United States.

 Taisil Electronic Materials Corporation

   In 1994, we formed Taisil Electronic Materials Corporation, commonly known as Taisil, with China Steel Corporation, a Taiwanese steel manufacturer. Taisil manufactures and sells silicon wafers in Taiwan. Taisil generated sales of $126.0 million in 2000, $94.4 million in 1999 and $58.7 million in 1998. A majority of Taisil's sales in each of these years was to three customers. We own 45% of Taisil. The remainder of Taisil is owned by China Steel Corporation (35%), Chiao Tung Bank (5%), the China Development Corporation (10%) and employees and others (5%).

   We have agreed to provide technical assistance and information to Taisil. We have also granted licenses to Taisil to use certain technology to manufacture and sell silicon wafers. In exchange for such technical assistance and licenses, we receive semi-annual royalties based on Taisil's net sales and operating income.

   We have guaranteed certain indebtedness of Taisil. See "Risk Factors--We may have to make substantial payments in connection with the guarantee of debt of our Taisil joint venture, which could divert funds from other needed areas."

 MEMC Korea Company

   In 1990, we entered into a joint venture in South Korea with Samsung Electronics Company, Ltd. and Pohang Iron and Steel Company, Limited. Samsung is a South Korean manufacturer of integrated circuits and one of our largest customers. The South Korean joint venture, originally known as POSCO HULS Company Limited, manufactures and sells silicon wafers primarily in South Korea.

   Until September 29, 2000, we owned 40% of the joint venture, Pohang owned 40%, and Samsung owned 20%. Effective September 29, 2000, we acquired Pohang's 40% interest for a purchase price of approximately $68 million, thus increasing our ownership to 80%. After the acquisition, we renamed the joint venture MEMC Korea Company (MKC). As a consequence of this transaction, we consolidated MKC's operating results with our operating results beginning in the fourth quarter of 2000. In addition, we consolidated MKC's assets and liabilities effective as of September 29, 2000. Under Korean law, there are restrictions on MKC's ability to pay dividends and make loans, thus limiting our access to MKC's cash.

   We financed the MKC purchase through a loan from an affiliate of E.ON AG. This loan contains certain restrictive covenants and provisions, including a requirement that we use certain funds to make mandatory principal repayments. See "Risk Factors--Restrictive covenants will, and higher interest rates may, apply to us if E.ON AG or its affiliates cease to own a majority of our stock" and "Risk Factors--We may not be able to obtain capital from other parties in the future to meet our needs and may be forced to reduce our investment in our business."

   MKC generated sales of $142.4 million for the first nine months of 2000. MKC generated sales of $158.0 million in 1999 and $121.0 million in 1998. A significant majority of MKC's sales in each of these periods was to Samsung.

   We have agreed to provide technical assistance and information to MKC. We have also granted licenses to MKC to use certain technology to manufacture, promote and sell silicon wafers. In exchange for such technical assistance and licenses, we receive quarterly royalties based on net sales and an annual royalty based on net income after taxes.

   MEMC Southwest Inc.

   In 1995, we entered into a joint venture in Sherman, Texas with Texas Instruments Incorporated named MEMC Southwest Inc. Texas Instruments is a Dallas-based manufacturer of integrated circuits and one of the largest producers of semiconductor devices in the world. In 2000, Texas Instruments was our largest customer. In connection with the formation of the joint venture, Texas Instruments contributed substantially all of the assets relating to its then existing in-house silicon wafer manufacturing operations for 150 millimeter and smaller diameter wafers. The joint venture constructed a new, state-of-the-art, 200 millimeter wafer manufacturing facility, also located in Sherman, Texas, that commenced commercial production in 1997. We own 80% of MEMC Southwest, and Texas Instruments owns 20%. We consolidate the operating results, assets and liabilities of MEMC Southwest in our financial statements.

   We have agreed to provide technical assistance and information to MEMC Southwest. We have also granted licenses to MEMC Southwest to use certain technology to manufacture, promote and sell silicon wafers.

Extension of E.ON Loans

   As of December 31, 2000, E.ON AG and its affiliates agreed to extend all of our outstanding loans from E.ON AG and its affiliates maturing prior to January 1, 2002 until their respective maturity date anniversaries in 2002. However, in order to obtain each such extension, we must have used our best efforts to obtain replacement financing on equivalent terms and conditions. All outstanding debt with E.ON AG and its affiliates which is extended at maturity will be repriced based upon then-current interest rates applicable to an average industrial borrower at a specified credit rating. In connection with the agreement of E.ON AG and its affiliates to extend these loans, we agreed to use certain funds to make mandatory principal repayments. See "Risk Factors--We may not be able to obtain capital from other parties in the future to meet our needs and may be forced to reduce our investment in our business."

   In March 2001, E.ON AG and certain of its affiliates agreed to partially waive some of the covenants contained in our loan agreements with E.ON AG and its affiliates which otherwise would restrict us from pledging certain collateral to obtain additional financing from third parties. E.ON AG and its affiliates also agreed to partially waive requirements obligating us to use certain funds to make mandatory principal repayments. In connection with these partial waivers, we have agreed to use a portion of any such third-party financing to repay our loan from an affiliate of E.ON AG, the proceeds of which were used to acquire an additional 40% interest in MKC. We have agreed to use the remaining portion of any such third-party financing and any dividend received in 2001 from MKC to pay down (with an ability to reborrow) outstanding amounts owing on our revolving credit agreements with E.ON AG. See "Risk Factors--We may not be able to obtain capital from other parties in the future to meet our needs and may be forced to reduce our investment in our business."

Option on Pasadena Facility

   In September 1998, we granted Tokuyama Corporation, Marubeni Corporation and Marubeni America Corporation an option to acquire a majority interest in MEMC Pasadena, Inc. Tokuyama is a Japanese polysilicon manufacturer and Marubeni is a Japanese trading company. MEMC Pasadena is our granular polysilicon subsidiary. In exchange for the option, Tokuyama and Marubeni made an option payment to us. The initial term of the option was two years, subject to a one year extension at the option of Tokuyama and Marubeni. On September 22, 2000, Tokuyama and Marubeni extended the option for one year until September 30, 2001. If Tokuyama and Marubeni exercise their option, we will then negotiate the terms and conditions (including price) of the exercise with them based on the market value at that time. The entire option payment will be applied toward the ultimate purchase price. If Tokuyama and Marubeni do not exercise their option, then we will return one-half of the option payment to them. During the term of the option, Tokuyama and Marubeni have a right of first refusal over any transfer of MEMC Pasadena's granular polysilicon business. In connection with the option, Tokuyama agreed to provide technical assistance to MEMC Pasadena for two years to help improve the quality of MEMC Pasadena's granular polysilicon products. In connection with the extension of the option, the parties agreed to extend the technical assistance agreement for one year through September 30, 2001.

Proprietary Information and Intellectual Property

   We believe that the success of our business depends in part on our proprietary technology, information, processes and know-how. We generally try to protect our intellectual property rights based on patents and trade secrets as part of our ongoing research, development and manufacturing activities. However, we cannot be certain that we have adequately protected or will be able to adequately protect our technology, that our competitors will not be able to utilize our existing technology or develop similar technology independently, that the claims allowed on any patents held by us will be broad enough to protect our technology or that foreign intellectual property laws will adequately protect our intellectual property rights.

   As of December 31, 2000, we owned of record or beneficially approximately 160 U.S. patents, of which approximately 15 will expire by 2005, approximately 20 will expire between 2006 and 2010 and approximately 125 will expire after 2010. As of December 31, 2000, we owned of record or beneficially approximately 240 foreign patents, of which approximately 50 will expire by 2005, approximately 65 will expire between 2006 and 2010 and approximately 125 will expire after 2010. These foreign patents are generally counterparts of our U.S. patents. We cannot be certain, however, that any of these patents will not be challenged, invalidated or circumvented in the future, or that they do or will provide a competitive advantage. As of December 31, 2000, we have also submitted approximately 110 U.S. and 780 foreign patent applications.

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

   Any of these outcomes could have a material adverse effect on our business, results of operations or financial condition. See "Risk Factors--Much of our proprietary information is not patented and may not be patentable" and "Risk Factors--Some of our technology may infringe on the intellectual property rights of third parties which may subject us to costly patent litigation."

Employees

   At December 31, 2000, we had approximately 6,600 full-time employees and 370 temporary workers worldwide. We have not experienced any material work stoppages at any of our facilities during the last several years. We believe our relationships with employees are satisfactory.

Geographic Information

   Information regarding our foreign and domestic operations is contained in
Note 17 on page 45 of our 2000 Annual Report, which information is incorporated herein by reference.

Risk Factors

   This Annual Report on Form 10-K contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those set forth under "Item 1. Business" and "Item 3. Legal Proceedings" and those incorporated herein by reference from our 2000 Annual Report. In addition to the business risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statement made by us.

 We have had significant operating and net losses, and we may have future losses

   Prior to the third quarter of 2000, we had not reported an operating profit since the third quarter of 1997. In 1998, we reported an operating loss of $333.3 million and a net loss of $316.3 million, which included restructuring costs of $146.3 million. In 1999, we had an operating loss of $153.2 million and a net loss of $151.5 million, which included a $5.7 million benefit attributable to a decrease in our restructuring reserve. In 2000, we reported an operating loss of $12.4 million and a net loss of $43.4 million. We have not reported an annual operating profit since 1996. Due to current market conditions in the silicon wafer industry and other factors, we cannot predict how long we will continue to experience net losses or whether we will experience operating losses in the future.

 E.ON AG and its affiliates intend to divest their interests in us, which could harm our financial position and/or adversely affect our stock price.

   On June 16, 2000, VEBA AG merged with VIAG AG to form E.ON AG. E.ON AG has stated that its core businesses will be energy and specialty chemicals. E.ON AG's stated intent is to systematically and optimally divest certain non-core businesses, including the debt and equity interests of E.ON AG and its affiliates in us. E.ON AG and its affiliates currently own approximately 71.8% of our outstanding common stock. If E.ON AG or its affiliates engage in future sales of our common stock, such sales may cause a decrease in our stock price.

   We have in the past relied heavily on E.ON AG and its affiliates to help fund our operations. E.ON AG and its affiliates, however, are not obligated to provide additional capital to us except under the terms of existing loan agreements. Because of E.ON AG's stated intent to systematically and optimally divest certain non-core businesses, including the debt and equity interests in us, we cannot assure you that E.ON AG and its affiliates will provide additional capital to us in the future or that any such additional capital, if provided, would be on terms and conditions favorable to us.

   If E.ON AG and its affiliates own less than a majority of our outstanding common stock, higher interest rates may apply on our loans from E.ON AG and its affiliates. See "Restrictive covenants will, and higher interest rates may, apply to us if E.ON AG or its affiliates cease to own a majority of our stock." In addition, upon such a change of control, we may be required to pay $32.1 million (as of December 31, 2000), or provide satisfactory collateral under our guarantee of certain debt of Taisil, our unconsolidated Taiwanese joint venture. In addition, in the event E.ON AG, together with its affiliates, ceases to own a majority of our stock, there would be an event of default under certain of Taisil's loan agreements which would allow the lenders to accelerate repayment of amounts due under those agreements. See "We may have to make substantial payments in connection with the guarantee of debt of our Taisil joint venture, which could divert funds from other needed areas."

   A decrease of the ownership interest of E.ON AG and its affiliates, certain other changes in the holdings of significant MEMC stockholders or certain changes in the holdings of significant E.ON AG stockholders may result in annual limitations for federal income tax purposes on our ability to use our tax loss carryforwards.

 Restrictive covenants will, and higher interest rates may, apply to us if E.ON AG or its affiliates cease to own a majority of our stock

   Certain of our loan agreements with E.ON AG and its affiliates provide that if E.ON AG and its affiliates own less than a majority of our outstanding common stock, then the interest rates we pay on our loans from E.ON AG and its affiliates will be the higher of:

  . the interest rate currently set forth in each such loan agreement; or

  . an interest rate determined as of the change of control date for an average industrial borrower at an assumed credit rating based on the remaining term of each such loan agreement.

   On September 22, 2000, we borrowed Euro 80 million (approximately $74 million) from an affiliate of E.ON AG to finance our purchase of an additional 40% interest in MKC. This loan matures on September 22, 2001. In the event of a change of control prior to the repayment of this loan, we will become subject to certain affirmative covenants. These affirmative covenants include requirements that we maintain a minimum net worth and a minimum amount of working capital. We would also need to meet certain financial ratios, including a minimum interest coverage ratio and minimum working capital ratio. If we had been subject to these covenants as of December 31, 2000, we would not have been in compliance with all of these covenants.

   We have agreed with E.ON AG that we will attempt to refinance or repay this loan prior to its maturity. In addition, E.ON AG has agreed to amend this loan agreement and extend the maturity date of this loan if it has not been repaid in full by September 1, 2001. The amendment would include the elimination of the affirmative financial covenants set forth above. However, if:

  . E.ON AG and its affiliates were to own less than a majority of our outstanding common stock at any time on or after January 1, 2001 and prior to the earlier of the repayment of this loan or amendment of the loan agreement, and

  . We were then not in compliance with all of the affirmative financial covenants set forth in the loan agreement,

then we would be in default under the loan agreement. In such event, because our loans with E.ON AG and its affiliates contain cross default provisions, E.ON AG and its affiliates could accelerate amounts outstanding under all of these loans. This would have a material adverse effect on us. See "We have a significant amount of debt that may adversely affect our ability to obtain additional financing."

 We may not be able to obtain capital from other parties in the future to meet our needs and may be forced to reduce our investment in our business

   We cannot be certain that we will be able to obtain capital in the future to meet our needs. If we cannot obtain additional funding, whether from current or new lenders or investors, we may be required to reduce our investments in research and development, marketing, customer service and support and capital expenditures or we may have to divest assets. Such reductions or divestitures could materially adversely affect our business and our ability to compete.

   If we do find a source of additional capital, the terms and pricing of any such financing may be significantly more favorable to the lender or investor than those in our current debt instruments. Future capital raising could dilute or otherwise materially adversely affect the holdings or rights of our investors.

   Although we generated $52.0 million in cash flows from operations in 2000, we have incurred negative cash flows from operations in 1999 and 1998. Historically, we have funded our operations primarily through loans from E.ON AG and its affiliates, issuances of common stock and internally generated funds. To a lesser extent, we have raised funds by borrowing money from commercial banks. We will continue to explore and, as appropriate, enter into negotiations with other parties regarding possible future sources of capital. However, under the loan agreements between us and our principal lender, E.ON AG and its affiliates, we cannot pledge any of our assets to secure additional financing without the prior written consent of E.ON AG and its affiliates.

   In addition, under our Euro 80 million (approximately $74 million) loan from an affiliate of E.ON, the proceeds of which were used to fund our acquisition of the additional 40% interest in MKC, we are required to pay 100% of any net proceeds received from the issuance of equity or debt, to the lending affiliate of E.ON AG as a mandatory principal repayment of this loan. We are also required to pay 75% of any cash received from MKC, through dividends, reductions or repurchases of equity, share redemptions or loans, to the lending affiliate of E.ON AG as a mandatory principal repayment of this loan. Finally, under our remaining loan agreements with E.ON AG and its affiliates, we are obligated to use 75% of any proceeds from the issuance of debt and 50% of our annual free cash flow, which is net of capital expenditures, to pay down the principal of these loans.

   In March 2001, E.ON AG and certain of its affiliates agreed to partially waive some of the restrictive covenants contained in our loan agreements with E.ON AG and its affiliates. See "Extension of E.ON Loans."

   We do not believe that we currently can obtain unsecured financing from third parties on better terms than those with E.ON AG and its affiliates.

 We have a significant amount of debt that may adversely affect our ability to obtain additional financing

   We currently have a significant amount of debt that may adversely affect our ability to obtain additional financing for working capital, capital expenditures or other purposes. As of December 31, 2000, we owed
$829.2 million to E.ON AG and its affiliates, and $241.6 million to other lenders. Our debt service could make us more vulnerable to industry downturns and competitive pressures. In addition, the cash flow required to service our debt may reduce our ability to fund internal growth and capital requirements.

   As of December 31, 2000, E.ON AG and its affiliates agreed to extend all of our outstanding loans maturing prior to January 1, 2002 until their respective maturity date anniversaries in 2002 (but only in the event we have used our best efforts to obtain replacement financing on equivalent terms). As such, our loans from E.ON AG and its affiliates begin to mature in 2002. We do not currently anticipate having sufficient funds from operations to repay these loans upon maturity and will need to seek and obtain replacement financing. We cannot be certain that we will be able to refinance these loans upon maturity. If we fail to repay the loans when due we would be in default under the loans and E.ON AG could accelerate all amounts outstanding under the loans. This would have a material adverse effect on us.

 E.ON AG has sufficient voting power to control our direction and policies, and could prevent a favorable acquisition of us

   E.ON AG and its affiliates, through their majority interest, have sufficient voting power to control our direction and policies, including controlling any merger, consolidation or sale of all or substantially all of our assets. They may also elect the members of our Board of Directors. This control could prevent or discourage any unsolicited acquisition of us and consequently could prevent an acquisition favorable to our other stockholders. Four of the eight members of our Board of Directors are management board members or employees of E.ON AG or its affiliates, not including us. In addition, Helmut Mamsch, an MEMC board member, was a member of the management board of VEBA AG (a predecessor to E.ON AG) from 1993 to 2000.

 Excess capacity and depressed wafer prices may limit our profitability

   During the past several years, excess capacity in the silicon wafer industry has limited our ability to maintain or raise prices. The worldwide production capacity of silicon wafers has exceeded worldwide demand in recent years, especially for 200 millimeter silicon wafers, although supply and demand for 200 millimeter wafers began to come into balance during the second half of 2000. As a result, the average selling prices for our products have decreased during the last several years, although we experienced stabilization and modest increases in average selling prices in 2000 as compared to the prior year. Because of price decreases, our revenues have been insufficient to offset our costs and expenses. Further capacity expansions in the industry could increase the worldwide supply of silicon wafers, decrease prices and materially adversely impact our operating results. We have no firm information with which to determine the capacity and expansion plans of our competitors. Although we and some of our competitors have rationalized our respective operations and slowed capacity expansion programs, we and some of our competitors have the ability to increase production of silicon wafers by expansion of capacity through utilization of available infrastructure.

 If the semiconductor device industry experiences future downturns, we will face pressure to reduce prices and we may need to rationalize capacity, which may lead to continued losses

   If the semiconductor device industry experiences future downturns, we will face pressure to reduce prices and we may need to rationalize capacity, especially for 150 millimeter and smaller diameter wafers. However, our ability to reduce expenses during a downturn is limited because of our significant fixed costs and the continued investment in research and development and global infrastructure necessary to maintain our extensive customer service and support capabilities. If we are unable to reduce our expenses sufficiently to offset the reduction in our prices, our operating results and financial condition could be materially adversely affected.

   Our business depends in large part upon the market demand for our customers' semiconductors and products utilizing semiconductors. The semiconductor device industry experiences:

  . rapid technological change;

  . product obsolescence;

  . price erosion; and

  . wide fluctuations in product supply and demand.

   From time to time, the semiconductor device industry has experienced significant downturns. These downturns often occur in connection with, or in anticipation of, maturing product cycles (of both the semiconductor companies and their "end customers") and declines in general economic conditions. Some of these downturns have lasted for more than a year. Also, during such periods, customers of semiconductor manufacturers benefiting from shorter lead times may delay some purchases of semiconductors into future periods. During such periods, semiconductor manufacturers may close smaller diameter manufacturing facilities or convert such facilities to larger diameter facilities, thus reducing the demand for smaller diameter silicon wafers.

 Our dependence on the semiconductor device industry could adversely affect our operating results

   Our quarterly and annual operating results can fluctuate dramatically, and this can adversely affect the market price of our common stock. The main factor affecting these fluctuations is our dependence on the performance of the semiconductor device industry, which historically has been cyclical.

   Our operating results are also affected by:

  . the timing of orders from major customers;

  . product mix;

  . competitive pricing pressures;

  . the delay between the incurrence of expenses to develop new products and marketing and service capabilities and to expand capacity and the realization of benefits from these expenditures; and

  . the introduction of new products, product enhancements and technological developments by our competitors.

   Moreover, customers may cancel or reschedule shipments, and production difficulties could delay shipments. We cannot predict the future impact of any of these factors. These and other factors could have a material adverse effect on our quarterly or annual operating results.

 We experience intense competition in the silicon wafer industry, which may have an adverse effect on our business

   We face intense competition in the silicon wafer industry from established manufacturers throughout the world. If we cannot compete effectively with other silicon wafer manufacturers, our operating results could be materially adversely affected. Some of our competitors have substantial financial, technical, engineering and manufacturing resources. We believe that our Japanese competitors benefit from their dominance of the Japanese market, which represented approximately 33% of the worldwide silicon wafer market in 2000.

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

 If we fail to make significant investments necessary to comply with changing customer specifications, we may lose customers

   If we fail to meet future customer requirements, we could experience a material adverse effect on our competitive position and operating results. The silicon wafer industry changes rapidly. Changes in our customers' requirements result in new and more demanding technology, product specifications and manufacturing processes. Our ability to remain competitive will depend upon our ability to develop technologically advanced products and processes. We must continue to meet the increasingly demanding requirements of our customers on a cost-effective basis. As a result, we expect to continue to make significant investments in research and development. We cannot be certain that we will be able to successfully introduce, market and cost-effectively manufacture any new products, or that we will be able to develop new or enhanced products and processes that satisfy customer needs or achieve market acceptance.

 We have a limited number of principal customers, and, accordingly a loss of one or several of those customers would hurt our business

   Our operating results could materially suffer if we, or our joint ventures, experience a significant reduction in, or loss of, purchases by one or more of our top customers. Historically, we have sold a significant portion of our products to a limited number of principal customers. In 2000, we made approximately 61% of our sales to ten customers, with Texas Instruments accounting for approximately 18% of our sales. MKC, our subsidiary in South Korea whose operating results were consolidated with our operating results beginning in the fourth quarter of 2000, sold a significant majority of its products to Samsung, our partner in that joint venture. Likewise, Taisil, our unconsolidated joint venture in Taiwan, sold a majority of its products to three customers. We cannot be certain that we will realize equivalent sales from our top customers in the future.

 We expect that international sales will continue to represent a significant percentage of our total sales, and, accordingly, we are subject to periodic foreign economic downturns and fluctuations in foreign currency exchange and interest rates

   We expect that international sales will continue to represent a significant percentage of our total sales. In addition, a significant portion of our manufacturing operations is located outside of the United States. Sales outside of the United States expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily limited to the Japanese yen, Korean won and Euro-based currencies. Our risk exposure from expenses at international manufacturing facilities is concentrated in Japanese yen, Korean won, Malaysian ringgit and Euro-based currencies. We generally hedge receivables denominated in foreign currencies at the time of sale.

   We have debt denominated in the U.S. dollar and Japanese yen. Our foreign subsidiaries have debt denominated in the U.S. dollar, Japanese yen, Korean won and Euro-based currencies. We generally do not hedge these net foreign currency exposures. However, we hedge some foreign currency denominated intercompany loans by entering into long-dated forward exchange contracts.

   Taisil, our unconsolidated joint venture in Taiwan, has sales denominated in the U.S. dollar and operating expenses primarily denominated in the U.S. dollar and New Taiwanese dollar. Taisil has debt denominated in the U.S. dollar and New Taiwanese dollar. For U.S. generally accepted accounting principles, Taisil uses the U.S. dollar as its functional currency and does not hedge net New Taiwanese dollar exposures. To date, we have not hedged our net New Taiwanese dollar exposure related to our investment in Taisil. However, given the increasingly broader market and depth for forward contracts in Taiwan, we may consider such forward contracts in the future.

   Economic downturns in the Asia Pacific region and Japan and devaluations of the Japanese yen against the U.S. dollar have affected our operating results in the past and could affect our operating results in the future.
Additionally, other factors may have a material adverse effect on our operations in the future, including:

  . the imposition of governmental controls or changes in government regulation;

  . export license requirements;

  . restrictions on the export of technology;

  . political instability;

  . trade restrictions and changes in tariffs; and

  . difficulties in staffing and managing international operations.

   We cannot predict whether exchange rate fluctuations will have a material adverse effect on our operations and financial results in the future.

 We may have to make substantial payments in connection with the guarantee of debt of our Taisil joint venture, which could divert funds from other needed areas

   As of December 31, 2000, Taisil had approximately $97.3 million of debt outstanding. We have guaranteed approximately $32.1 million of such debt, which may increase to approximately $43.5 million. Generally under the guarantees, if E.ON AG's and its affiliates' ownership of our common stock falls below 50% of our total issued and outstanding shares, we become obligated to either pay, or provide other collateral satisfactory to the banks, which may include a letter of credit in an amount equal to the maximum amount we may owe under the guarantees. See "E.ON AG and its affiliates intend to divest their interests in us, which could harm our financial position and/or adversely affect our stock price."

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

  . a reduction below 50% in E.ON AG's and its affiliates' ownership of our common stock; or

  . other customary circumstances.

   If we are required to make payments on any guarantees, this would divert capital needed to fund future operations.

 Because we cannot easily transfer production of specific products from one of our manufacturing facilities to another, manufacturing delays at a single facility could result in a loss of product volume

   It typically takes three to six months for our customers to qualify a manufacturing facility to produce a specific product, but it can take longer depending upon a customer's requirements and market conditions. Interruption of operations at any of our primary silicon wafer manufacturing facilities could result in delays or cancellations of shipments of silicon wafers and a loss of product volume which could materially and adversely affect our operating results. Likewise, interruption of operations at our granular polysilicon manufacturing facility could adversely affect our silicon wafer manufacturing throughput and yields, result in our inability to produce certain qualified silicon wafer products, delays or cancellations of shipments of silicon wafers and a loss of product volume, all of which could materially and adversely affect our operating results. A number of factors could cause interruptions, including labor disputes, equipment failures, or shortages of raw materials or supplies. Certain unions represent the employees at our silicon wafer facility in South Korea and our granular polysilicon facility in Pasadena, Texas. A strike at either of these facilities could cause interruptions in manufacturing. We cannot be certain that alternate qualified capacity would be available on a timely basis or at all.

 Much of our proprietary information is not patented and may not be patentable

   Much of our proprietary information and technology relating to the wafer manufacturing process is not patented and may not be patentable. We believe that the success of our business depends in part on our proprietary technology, information, processes and know-how. We generally try to protect our intellectual property rights based on trade secrets and patents as part of our ongoing research, development and manufacturing activities. However, we cannot be certain that we have adequately protected or will be able to adequately protect our technology, that our competitors will not be able to utilize our existing technology or develop similar technology independently, that the claims allowed with respect to any patents held by us will be broad enough to protect our technology or that foreign intellectual property laws will adequately protect our intellectual property rights.

 Some of our technology may infringe on the intellectual property rights of third parties which may subject us to costly patent litigation

   From time to time, we receive notices from substantial companies with significant patent portfolios that we may be infringing certain of their patents or other rights. We may receive more of these notices in the future. We believe, based on strategic and other considerations, that we should be able to resolve existing claims without a material adverse effect to us; however, this conclusion is subject to significant uncertainty. We expect to try to resolve these matters through negotiation or, if necessary, by obtaining a license. However, if we are unable to resolve these matters satisfactorily, or to obtain a license on acceptable terms, we may face litigation. In that event, the ultimate outcome of these matters could have a material adverse effect on our business, results of operations or financial condition. We cannot be certain that third parties will not bring suits against us based on infringement of intellectual property rights. See "Item 3. Legal Proceedings-- Lemelson Medical, Education and Research Foundation, Limited Partnership vs. ESCO Electronics Corporation et al."

 Our success depends on our ability to attract and retain key personnel

   The loss of key personnel or the inability to hire and retain qualified personnel could have a material adverse effect on our operating results. We are dependent upon a limited number of key management and technical personnel. We compete for personnel with other companies, academic institutions, government entities and other organizations. Our future success will depend in part upon our ability to attract and retain highly qualified personnel. We cannot be certain that we will be successful in hiring or retaining qualified personnel, or that any of our personnel will remain employed by us.

 Our dependence on single and limited source suppliers could adversely affect our operating results

   We obtain substantially all of our requirements for several raw materials, equipment, parts and supplies from sole suppliers. Likewise, we obtain all of our requirements for granular polysilicon from our facility in Pasadena, Texas. We believe that we could find adequate alternative sources of supply for these raw materials, equipment, parts and supplies. In the case of granular polysilicon, we believe that we could substitute chunk polysilicon for granular polysilicon. However, in either case, we may be required to obtain new qualifications from our customers in order to change or substitute materials or sources of supply. We cannot predict whether we would be successful or how long the qualification process would take. In addition, our manufacturing process could be interrupted and our manufacturing throughput and yields could be adversely affected while we transition to a new material or source of supply. A failure to obtain a new qualification or a decrease in our manufacturing throughput or yields could have a material adverse effect on our operating results.

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

 We are subject to numerous environmental laws and regulations, which could force us to increase capital spending to comply with such laws

   We are subject to a variety of foreign, federal, state and local laws and regulations governing the protection of the environment. These environmental regulations include those relating to the use, storage, handling, discharge and disposal of toxic, volatile or otherwise hazardous materials used in our manufacturing processes. Under some of these laws and regulations, we could be held financially responsible for remedial measures if our properties are contaminated, even if we did not cause such contamination.

 Our fluctuating financial results, our position in the silicon wafer industry and our relationship with E.ON AG and its affiliates may create fluctuations in the trading price of our common stock

   Based on the trading history of our common stock, we believe that certain factors may cause the market price of our common stock to fluctuate significantly. These factors include, without limitation:

  . quarterly fluctuations in our financial results;

  . announcements of technological innovations, new products or upgrades to existing products by us or our competitors;

  . market conditions in the semiconductor device industry;

  . market conditions in the silicon wafer industry;

  . developments in patent or other proprietary rights;

  . changes in our relationships with our customers;

  . actual or perceived changes in our relationship with E.ON AG and its affiliates;

  . the size of the public float of our common stock;

  . changes in earnings estimates by securities analysts or announcements of operating results that are not aligned with the expectations of analysts and investors;

  . the economic and competitive conditions in the industries in which our customers operate; and

  . general stock market trends.

   Technology company stocks in general have experienced extreme price and trading volume fluctuations that often have been unrelated to the operating performance of these companies. This market volatility may adversely affect the market price of our common stock.

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

   . our intention to work closely with E.ON AG to effect an orderly divestiture process that preserves and optimizes the value of MEMC;

   . possible limitations on our ability to use our U.S. tax loss carryforwards under Internal Revenue Code Section 382;

   . our intention to tightly control capital expenditures in 2001;

   . our liquidity through 2001;

   . the impact of the implementation of SFAS No. 133;

   . the impact of an adverse change in interest and currency exchange rates;

   . the adequacy and timing of the utilization of our restructuring reserve;

   . the expectation that we will not pay dividends in the foreseeable future;

   . the expectation that the 200 millimeter wafer will be the primary wafer size through the next five years;

   . expectations regarding the future of 300 millimeter wafers;

   . future availability of chunk polysilicon;

   . our ability to substitute chunk polysilicon for granular polysilicon;

   . our ability to find adequate alternative sources of supply of raw materials, equipment, parts and supplies obtained from sole source suppliers;

   . our expectations regarding future research and development expenditures and investments;

   . our intention to continue to explore and enter into negotiations with other parties regarding possible future sources of capital;

   . our anticipation that we will not have sufficient funds from operations to repay our loans from E.ON AG and its affiliates when they mature and our expectation that we will need to seek and obtain replacement financing;

   . our expectation that our competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics;

   . our expectation that international sales will continue to represent a significant percentage of our total sales;

   . the resolution of any intellectual property infringement claims;

   . the belief that our future success will depend in part upon our ability to attract and retain highly qualified personnel;

   . the outcome of litigation; and

   . any statements preceded by, followed by or that include the words
     "believes," "expects," "predicts," "anticipates," "intends,"
     "estimates," "should," "may" or similar expressions.

   Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially are set forth under "Risk Factors."

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

Executive Officers of the Registrant

   The following is information concerning our executive officers as of March 1, 2001. Each executive officer's term will end upon the appointment of his or her successor or upon his or her earlier resignation, except that Mr. von Horde's term of office expires in 2003 pursuant to the terms of his employment agreement. There are no family relationships between or among any of the named persons and the directors.

             Name         Age             All Positions and Offices Held
             ----         ---             ------------------------------
      Klaus R. von Horde   59 President, Chief Executive Officer and Director

      James M. Stolze      57 Executive Vice President and Chief Financial Officer

      Dr. John P. DeLuca   58 Corporate Vice President

      Julius R. Glaser     44 Corporate Vice President

      Helene F. Hennelly   54 Corporate Vice President, General Counsel and Secretary

      Jonathon P. Jansky   49 Corporate Vice President

      Thomas P. Stiffler   54 Corporate Vice President

      James G. Weathers    47 Corporate Vice President

   Each executive officer has held the same position or another executive position with us during the past five years except as indicated below.

   Mr. von Horde was our President and Chief Operating Officer from December 1997 to February 1999 and has been our President and Chief Executive Officer since February 1999. Mr. von Horde was Chief Executive Officer and Chairman of the Board of Management of Carl Schenck AG, a German engineering and equipment manufacturing company, from 1993 to 1997.

   Mr. Stolze has been our Executive Vice President and Chief Financial Officer since June 1995.

   Dr. DeLuca has been our Corporate Vice President, Technology since November 1994.

   Mr. Glaser was our Vice President, Sales from March 1999 to November 1999, our Corporate Vice President, Sales from November 1999 to December 2000, and has been our Corporate Vice President, Global Sales and Marketing since December 2000. From 1985 until 1999, Mr. Glaser held various sales and marketing management positions with GE Power Systems, a global provider of products and services to the energy industry, and GE Aircraft Engines, a global supplier of jet aircraft engines and services. When he joined us in March 1999, Mr. Glaser had been General Manager of Global Sales & Business Development of a joint business unit of GE Aircraft Engines and GE Power Systems since April 1998.

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

   Mr. Stiffler has been our Corporate Vice President, Human Resources since December 2000. Mr. Stiffler was a senior human resources officer of ITT Industries, a global, multi-industry company, from 1999 to 2000, Senior Vice President, Director of Administration of ITT Automotive Corporation, an automotive parts and systems supplier, from 1998 to 1999 and Senior Vice President, Director of Administration of ITT Financial Corporation, a commercial financing company, from 1992 to 1998.

   Mr. Weathers was our Director, Manufacturing Services from May 1991 to July 1997, Director, Strategic Capital Planning from August 1997 to May 1998, Vice President, Operations Services from June 1998 to October 1999, Corporate Vice President, Customer Services and Scheduling from November 1999 to
December 2000, and has been our Corporate Vice President, Customer Services and Product Management since December 2000.

Item 2. Properties

   Our principal executive offices are located at 501 Pearl Drive (City of O'Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our principal manufacturing and administrative facilities and the principal manufacturing and administrative facilities of our unconsolidated joint venture comprised approximately 3.8 million square feet as of December 31, 2000 and were situated in the following locations:

      Location                                                   Square Footage
      --------                                                   --------------
      St. Peters, MO, USA.......................................    737,000
      Sherman, TX, USA (1)......................................    707,000
      Pasadena, TX, USA.........................................    436,000
      Merano, Italy.............................................    319,000
      Novara, Italy.............................................    322,000
      Utsunomiya, Japan.........................................    305,000
      Kuala Lumpur, Malaysia....................................     53,000
      Chonan, South Korea.......................................    460,000
      Hsinchu, Taiwan...........................................    450,000
       (Taisil joint venture)

--------
(1) We have two facilities in Sherman, Texas.

   We lease a portion of our St. Peters facility pursuant to a lease agreement between us and the City of O'Fallon, Missouri that was entered into in connection with an industrial revenue bond financing. The term of the St. Peters lease expires in 2011, and we have the option to purchase the leased portion of the St. Peters facility at the end of the lease. We also lease our small diameter facility in Sherman, Texas. The term of this lease expires in 2006 and is extendable at our option for two (2) additional renewal terms of five (5) years each. We lease our facility in Pasadena, Texas. The term of the Pasadena lease expires in 2030 and is extendable for four (4) additional renewal terms of five (5) years each. Taisil leases the land on which its Hsinchu, Taiwan facility is located. This lease expires in 2014. We also lease our facility in Kuala Lumpur, Malaysia. This lease expires in 2003. In 1999, we discontinued manufacturing operations at our small diameter wafer facility in Spartanburg, South Carolina. The Spartanburg facility is now held for sale.

   We believe that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements. The extent of utilization of these facilities varies from plant to plant and from time to time during the year.

Item 3. Legal Proceedings

 Damewood vs. Ethyl Corporation, et al.

   In a case entitled Damewood vs. Ethyl Corporation, et al., (Case No. 96-38521), filed on August 1, 1996, three employees of the former operator of MEMC Pasadena's plant, Albemarle Corporation, filed suit against us and others in the 189th Judicial District Court, Harris County, Texas. The employees alleged that they sustained injuries during an explosion at that plant on January 27, 1996. We settled this matter with the plaintiffs and were dismissed as a party. One of the other defendants, Ethyl Corporation, was the only defendant in this case at the time of trial in October 1998. A jury awarded a verdict in favor of the plaintiffs that resulted in a judgment against Ethyl Corporation in the amount of $6.8 million. Ethyl Corporation appealed this judgment. Ethyl Corporation and the plaintiffs subsequently settled this matter for $5.2 million.

   On September 29, 1998, Albemarle Corporation made a demand against us for defense and indemnity in this case on behalf of Ethyl Corporation. Albemarle Corporation assumed the obligation to defend and indemnify Ethyl Corporation under an agreement in which Ethyl Corporation transferred ownership of the plant where the injury took place to Albemarle Corporation. In November 1998, we made a demand for indemnity in this case against Albemarle. Demands for indemnity made by Albemarle Corporation on behalf of Ethyl Corporation and by us are both based on contractual indemnity language contained in the contract for the sale of the MEMC Pasadena plant from Albemarle Corporation to us. These cross-indemnity claims have not been resolved.

   Due to uncertainty regarding the litigation process, the scope and interpretation of contractual indemnity provisions and the status of any insurance coverage, the outcome of this matter could be unfavorable, in which event we might be required to pay damages and other expenses.

 Lemelson Medical, Education and Research Foundation, Limited Partnership vs. ESCO Electronics Corporation, et al.

   In a case entitled Lemelson Medical, Education and Research Partnership vs. ESCO Electronics Corporation, et al. (Civil Action No. 00-0660-PHX-JWS) filed on April 14, 2000, the Lemelson Medical, Education and Research Foundation, Limited Partnership filed suit against us and approximately 90 other companies in the United States District Court for the District of Arizona. The Lemelson Foundation alleges that we infringe on certain patents owned by the Lemelson Foundation related to bar coding and machine vision reading systems. The Lemelson Foundation seeks actual and treble damages against us in an unstated amount, attorneys' fees and an order enjoining us from further infringement of the unexpired patents. We and many of the other defendants have moved to stay this litigation pending the outcome of earlier-filed actions involving the same patents. We believe there are substantial reasons why the asserted patents are invalid, unenforceable and not infringed by our processes. However, due to the uncertainty of the litigation process, the outcome of this action could be unfavorable, in which event we might be required to obtain a license and pay damages and other expenses, which could have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

   The narrative or tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under Note 18, "Unaudited Quarterly Financial Information", on page 45 of our 2000 Annual Report and under "Stockholders' Information" on page 49 of our 2000 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years. Information regarding restrictions on our ability to pay dividends and access the cash of our South Korean subsidiary is set forth under "Management's discussion and analysis of financial condition and results of operations-- Liquidity and Capital Resources" on pages 16 through 20 of our 2000 Annual Report, which information is incorporated herein by reference.

Item 6. Selected Financial Data

   The tabular information (including the footnotes thereto) required by this item is set forth under "Five Year Selected Financial Highlights" on page 11 of our 2000 Annual Report, which information is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   The information required by this item is set forth on pages 12 through 23 of our 2000 Annual Report, which information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   The information required by this item is set forth under "Market Risk" on pages 22 and 23 of our 2000 Annual Report, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

   Our consolidated financial statements appearing on pages 24 through 45, and the Independent Auditors' Report thereon of KPMG LLP appearing on page 47 of our 2000 Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

   We will file a definitive proxy statement with the Securities and Exchange Commission within 120 days of year-end (the 2001 Proxy Statement). The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2001 Proxy Statement under "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The remaining information required by this item with respect to directors will be set forth in the 2001 Proxy Statement under "INFORMATION

ABOUT NOMINEES AND CONTINUING DIRECTORS" and is incorporated herein by reference. The remaining information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under "Executive Officers of the Registrant."

Item 11. Executive Compensation

   Information appearing under (i) "BOARD OF DIRECTORS--COMMITTEES--Director Compensation and Attendance"; (ii) "COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION"; (iii) "SUMMARY COMPENSATION TABLE" and related footnotes; (iv) "OPTION GRANTS IN LAST FISCAL YEAR" and related footnotes; (v) "AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES" and related footnotes; (vi) "Pension Plan"; (vii) "Pension Plan Table (1)," "Pension Plan Table (2)," and "Pension Plan Table (3)"; (viii) "Employment Agreements"; (ix) "Severance Plan for Senior Officers"; (x) "Change of Control"; (xi) "Compensation Committee Interlocks and Insider Participation"; and (xii) "STOCK PRICE PERFORMANCE GRAPH" of the 2001 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

   Information appearing under "COMMON STOCK OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS" and related footnotes and "OWNERSHIP OF MEMC COMMON STOCK BY CERTAIN BENEFICIAL OWNERS" and related footnotes of the 2001 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

   The information under "CERTAIN TRANSACTIONS" of the 2001 Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

  (a) The following documents are filed as part of this report:

     1. Financial Statements

       The following consolidated financial statements of us and our subsidiaries, included on pages 24 through 45 of the 2000 Annual Report, and the Independent Auditors' Report thereon of KPMG LLP appearing on page 47 of such report are incorporated herein by reference.

       Consolidated Statements of Operations--Years ended December 31, 2000, 1999 and 1998.

       Consolidated Balance Sheets--December 31, 2000 and 1999.

       Consolidated Statements of Cash Flows--Years ended December 31, 2000, 1999 and 1998.

       Consolidated Statements of Stockholders' Equity--Years ended December 31, 2000, 1999 and 1998.

       Notes to Consolidated Financial Statements.

       Independent Auditors' Report.

     2. Financial Statement Schedules

     Independent Auditors' Report on Financial Statement Schedule........... F-1
     Valuation and Qualifying Accounts...................................... F-2

     3. Exhibits

     Exhibit No.                           Description
     -----------                           -----------
       3(i)      Restated Certificate of Incorporation of the Company
                 (Incorporated by reference to Exhibit 3-a of the Company's
                 Form 10-Q for the Quarter ended June 30, 1995)

       3(i)(a)   Certificate of Amendment of Restated Certificate of
                 Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (Incorporated by reference to Exhibit 3(i)(a) of the Company's Form 10-Q for the Quarter ended June 30, 2000)

       3(ii) Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the Quarter ended
                 June 30, 1999)

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

      *10-d      Technical Agreement dated December 19, 1990 between the
                 Company and MEMC Korea Company ("MKC") (formerly, POSCO HULS
                 Company Ltd.) (Incorporated by reference to Exhibit 10-d of the Company's Form 10-K for the Year ended December 31, 1998)

      *10-d(1) Amendment to Technical Agreement dated as of January 1, 1995 between the Company and MKC (Incorporated by reference to Exhibit 10-g of Amendment No. 1 to the Company's Form S-1
                 Registration Statement No. 33-92412)

       10-d(2)   Second Amendment to Technical Agreement effective as of
                 September 30, 1998 between the Company and MKC (Incorporated by reference to Exhibit 10-g(1) of the Company's Current
                 Report on Form 8-K dated October 22, 1998)

      *10-d(3)   Third Amendment to Technical Agreement effective as of October
                 1, 1998 by and between the Company and MKC (Incorporated by reference to Exhibit 10-d(3) of the Company's Form 10-K for the Year Ended December 31, 1998)

      *10-e      Shareholder's Agreement dated as of May 16, 1995 between the
                 Company, MEMC Southwest Inc. ("MEMC Southwest") and Texas
                 Instruments Incorporated ("TI") (Incorporated by reference to
                 Exhibit 10-h of Amendment No. 4 to the Company's Form S-1
                 Registration Statement No. 33-92412)


     Exhibit No.                           Description
     -----------                           -----------
      *10-e(1)   Second Amendment to Shareholders' Agreement dated as of April
                 1, 2000 by and among the Company, MEMC Southwest and TI
                 (Incorporated by reference to Exhibit 10-e(1) of the Company's
                 Form 10-Q for the Quarter ended June 30, 2000)

      *10-f      TI Purchase Agreement dated as of June 30, 1995 between the
                 Company, MEMC Southwest and TI (Incorporated by reference to
                 Exhibit 10-i of the Company's Form 10-Q for the Quarter ended
                 June 30, 1995)

      *10-f(1) Amendment to TI Purchase Agreement dated as of June 5, 1997, between MEMC Southwest and TI (Incorporated by reference to Exhibit 10-i of the Company's Form 10-Q for the Quarter ended
                 June 30, 1997)

      *10-f(2)   First Amendment to TI Purchase Agreement dated as of April 1,
                 2000 by and among the Company, MEMC Southwest and TI
                 (Incorporated by reference to Exhibit 10-f(2) of the Company's
                 Form 10-Q for the Quarter ended June 30, 2000)

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

      *10-g(2) First Amendment to Lease Agreement dated as of April 1, 2000 between TI and MEMC Southwest (Incorporated by reference to Exhibit 10-g(2) of the Company's Form 10-Q for the Quarter ended June 30, 2000)

      *10-g(3) First Amendment to Sublease Agreement dated as of April 1, 2000 between TI and MEMC Southwest (Incorporated by reference to Exhibit 10-g(3) of the Company's Form 10-Q for the Quarter ended June 30, 2000)

      *10-h Technology Transfer Agreement dated as of June 30, 1995 between the Company, TI and MEMC Southwest (Incorporated by reference to Exhibit 10-k of the Company's Form 10-Q for the Quarter ended June 30, 1995)

       10-i      Registration Rights Agreement between the Company and E.ON
                 North America, Inc. (formerly, VEBA Corporation) (as successor to Huls Corporation) (Incorporated by reference to Exhibit 10-
                 l of the Company's Form 10-K for the Year ended December 31,
                 1995)

       10-i(1) Amendment to Registration Rights Agreement by and between the Company and E.ON North America, Inc. dated March 19, 1999
                 (Incorporated by reference to Exhibit 10-i(1) of the Company's
                 Form 10-K for the Year ended December 31, 1999)

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


     Exhibit No.                           Description
     -----------                           -----------
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

       10-s      Share Sale and Purchase Agreement dated as of September 7,
                 2000 by and between Pohang Iron & Steel Co., Ltd. and the
                 Company (Incorporated by reference to Exhibit 10-s of the Company's Form 10-Q for the Quarter ended September 30, 2000)

      +10-aa Employment Agreement effective as of February 10, 1999 between the Company and Julius R. Glaser

      +10-bb     MEMC Electronic Materials, Inc. Supplemental Executive Pension
                 Plan 1998 Restatement

      +10-cc     MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as
                 Amended and Restated on August 3, 2000 (Incorporated by reference to Exhibit 10-cc of the Company's Form 10-Q for the Quarter ended June 30, 2000)

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

      +10-cc(7)  Form of Stock Option Agreement (Incorporated by reference to
                 Exhibit 10-cc(7) of the Company's Form 10-K for the Year ended
                 December 31, 1999)

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

     Exhibit No.                           Description
     -----------                           -----------
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

      +10-oo(1)  Consulting Agreement dated December 4, 2000 between the
                 Company and Marcel Coinne

      +10-pp     MEMC Electronic Materials, Inc. Severance Plan for Senior
                 Officers (Incorporated by reference to Exhibit 10-pp of the Company's Form 10-Q for the Quarter ended September 30, 1999)

       10-aaa U.S. $25,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000

       10-bbb U.S. $10,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000

       10-ccc U.S. $75,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000

       10-ddd U.S. $75,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000

       10-eee JPY 1,000,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000

       10-fff JPY 1,000,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000

       10-ggg JPY 1,000,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000

       10-hhh JPY 1,000,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000

       10-iii    U.S. $75,000,000 Amended and Restated Revolving Credit
                 Agreement between the Company and E.ON AG dated as of December
                 31, 2000

       10-jjj    U.S. $100,000,000 Amended and Restated Revolving Credit
                 Agreement between the Company and E.ON AG dated as of December
                 31, 2000

       10-kkk U.S. $10,000,000 Amended and Restated Overnight Loan Agreement between the Company and E.ON North America, Inc. dated as of December 31, 2000

       10-lll    U.S.$10,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31,
                 2000

       10-mmm    U.S. $40,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31,
                 2000

     Exhibit No.                           Description
     -----------                           -----------
      10-nnn     U.S. $10,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31,
                 2000

      10-ooo     U.S. $30,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31,
                 2000

      10-ppp     U.S. $50,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31,
                 2000

      10-qqq     U.S. $25,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31,
                 2000

      10-rrr     U.S. $50,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31,
                 2000

      10-sss     U.S. $50,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31,
                 2000

      10-ttt     U.S. $75,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31,
                 2000

      10-uuu     U.S. $50,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31,
                 2000

      10-vvv     Euro 80,000,000 Credit Agreement dated as of September 22,
                 2000 between MEMC Electronic Materials, S.p.A. and E.ON
                 International Finance B.V. (formerly, VEBA International
                 Finance B.V.) (Incorporated by reference to Exhibit 10-yyy of the Company's Form 10-Q for the Quarter ended September 30,
                 2000)

      10-vvv(1)  Guaranty Agreement dated as of September 22, 2000 between the
                 Company and E.ON International Finance B.V. (Incorporated by reference to Exhibit 10-zzz of the Company's Form 10-Q for the Quarter ended September 30, 2000)

      10-vvv(2)  Letter Agreement dated January 17, 2001 among E.ON
                 International Finance B.V., E.ON AG and the Company

      13 Pages 11 through 47 (excluding the "Report of Management" on page 46) and page 49 of the Company's 2000 Annual Report

      21         Subsidiaries of the Company

      23         Consent of KPMG LLP

      24         Powers of Attorney submitted by Dr. Hans Michael Gaul; Helmut
                 Mamsch; Willem D. Maris; Paul T. O'Brien; Dr. Alfred Oberholz;
                 Prof. Dr. Wilhelm Simson; and Michael B. Smith

      27 Financial Data Schedule (filed electronically with the SEC only)

--------
* Confidential treatment of certain portions of these documents has been granted.

+ These Exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an Exhibit to this form pursuant to
   Item 14(c) of this report.

(b) Reports on Form 8-K

   During the fourth quarter of 2000, we filed no current reports on Form 8-K.

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

Date: March 23, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                          Title                 Date
              ---------                          -----                 ----

       /s/ Klaus R. von Horde          President, Chief Executive    March 23, 2001
 ____________________________________  Officer and Director
          Klaus R. von Horde           (Principal executive
                                       officer)

        /s/ James M. Stolze            Executive Vice President      March 21, 2001
 ____________________________________  and Chief Financial
           James M. Stolze             Officer (Principal
                                       financial and accounting
                                       officer)

                   *                   Director                      March 21, 2001
 ____________________________________
        Dr. Hans Michael Gaul

                   *                   Director                      March 21, 2001
 ____________________________________
            Helmut Mamsch

                   *                   Director                      March 21, 2001
 ____________________________________
           Willem D. Maris

                   *                   Director                      March 21, 2001
 ____________________________________
         Dr. Alfred Oberholz

                   *                   Director                      March 21, 2001
 ____________________________________
           Paul T. O'Brien

                   *                   Chairman of the Board of      March 21, 2001
 ____________________________________  Directors
       Prof. Dr. Wilhelm Simson

                   *                   Director                      March 21, 2001
 ____________________________________
           Michael B. Smith

--------
* James M. Stolze, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

     /s/ James M. Stolze
_______________________________
        James M. Stolze
       Attorney-in-Fact

                                 EXHIBIT INDEX

   The following exhibits are filed as part of this report:

     Exhibit
       No.                            Description
     --------                         -----------
     10-aa    Employment Agreement effective as of February 10, 1999
              between the Company and Julius R. Glaser

     10-bb    MEMC Electronic Materials, Inc. Supplemental Executive
              Pension Plan 1998 Restatement

     10-oo(1) Consulting Agreement dated December 4, 2000 between the
              Company and Marcel Coinne

     10-aaa   U.S. $25,000,000 Amended and Restated Credit Agreement
              between the Company and E.ON AG dated as of December 31,
              2000

     10-bbb   U.S. $10,000,000 Amended and Restated Credit Agreement
              between the Company and E.ON AG dated as of December 31,
              2000

     10-ccc   U.S. $75,000,000 Amended and Restated Credit Agreement
              between the Company and E.ON AG dated as of December 31,
              2000

     10-ddd   U.S. $75,000,000 Amended and Restated Credit Agreement
              between the Company and E.ON AG dated as of December 31,
              2000

     10-eee   JPY 1,000,000,000 Amended and Restated Credit Agreement
              between the Company and E.ON AG dated as of December 31,
              2000

     10-fff   JPY 1,000,000,000 Amended and Restated Credit Agreement
              between the Company and E.ON AG dated as of December 31,
              2000

     10-ggg   JPY 1,000,000,000 Amended and Restated Credit Agreement
              between the Company and E.ON AG dated as of December 31,
              2000

     10-hhh   JPY 1,000,000,000 Amended and Restated Credit Agreement
              between the Company and E.ON AG dated as of December 31,
              2000

     10-iii   U.S. $75,000,000 Amended and Restated Revolving Credit
              Agreement between the Company and E.ON AG dated as of December 31, 2000

     10-jjj   U.S. $100,000,000 Amended and Restated Revolving Credit
              Agreement between the Company and E.ON AG dated as of December 31, 2000

     10-kkk   U.S. $10,000,000 Amended and Restated Overnight Loan
              Agreement between the Company and E.ON North America, Inc.
              dated as of December 31, 2000

     10-lll U.S. $10,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000

     10-mmm U.S. $40,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000

     10-nnn U.S. $10,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000

     10-ooo U.S. $30,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000

     10-ppp U.S. $50,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000

      Exhibit
        No.                            Description
     ---------                         -----------
     10-qqq    U.S. $25,000,000 Amended and Restated Credit Agreement
               between the Company and Fidelia Corporation dated as of
               December 31, 2000

     10-rrr U.S. $50,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000

     10-sss U.S. $50,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000

     10-ttt U.S. $75,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000

     10-uuu U.S. $50,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000

     10-vvv(2) Letter Agreement dated January 17, 2001 among E.ON
               International Finance B.V., E.ON AG and the Company

     13 Pages 11 through 47 (excluding the "Report of Management" on page 46) and page 49 of the Company's 2000 Annual
               Report

     21        Subsidiaries of the Company

     23        Consent of KPMG LLP

     24        Powers of Attorney submitted by Dr. Hans Michael Gaul;
               Helmut Mamsch; Willem D. Maris; Paul T. O'Brien; Dr.
               Alfred Oberholz; Prof. Dr. Wilhelm Simson; and Michael B.
               Smith

     27 Financial Data Schedule (filed electronically with the SEC only)

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
MEMC Electronic Materials, Inc.

   Under date of January 26, 2001, we reported on the consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

   In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                          /s/ KPMG LLP

St. Louis, Missouri
January 26, 2001

                        MEMC ELECTRONIC MATERIALS, INC.
                                AND SUBSIDIARIES

                Schedule II -- Valuation and Qualifying Accounts

                                                   Charged
                         Balance at Charged to    to Other                          Balance at
                         Beginning  Costs and    Accounts --     Deductions --        End of
                         of Period   Expenses     Describe         Describe           Period
                         ---------- ----------   -----------     -------------      ----------
                                           (Dollars in thousands)
Allowance for doubtful
 accounts:
  Year ended December
   31, 1998.............  $ 3,473    $  (620)       $   0          $     (0)(A)(B)   $ 2,853
  Year ended December
   31, 1999.............    2,853        653          (91)(A)        (1,006)(B)        2,409
  Year ended December
   31, 2000.............    2,409        689            3 (A)(E)        (12)(B)        3,089
                          =======    =======        =====          ========          =======
Inventory reserves:
  Year ended December
   31, 1998.............  $ 7,863    $18,420(D)     $   0          $ (6,681)(C)      $19,602
  Year ended December
   31, 1999.............   19,602      8,402(D)      (266)(A)       (11,053)(C)       16,685
  Year ended December
   31, 2000.............   16,685     10,382(D)      (401)(A)        (9,707)(C)       16,959
                          =======    =======        =====          ========          =======

--------
(A) Currency fluctuations
(B) Write-off of uncollectible accounts
(C) Write-off of inventory
(D) Charged to cost of goods sold
(E) Increase due to consolidation of MEMC Korea Company