Form 10-Q
period 2001-03-31
MEMC ELECTRONIC MATERIALS INC
filed 2001-05-15
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2001
or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________________ to _________________________________

Commission File Number: 1-13828

MEMC ELECTRONIC MATERIALS, INC.
(Exact name of registrant as specified in its charter)
Delaware	56-1505767
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

501 Pearl Drive (City of O'Fallon) St. Peters, Missouri	63376
(Address of principal executive offices)	(Zip Code)

(636) 474-5000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares of the registrant's common stock outstanding at April 30, 2001 was 69,612,900.

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2001	2000

Net sales	$ 219,834	$ 193,089
Cost of goods sold	192,068	179,085
Gross margin	27,766	14,004
Operating expenses:
Marketing and administration	19,269	15,594
Research and development	15,092	19,388
Operating loss	(6,595)	(20,978)
Nonoperating (income) expense:
Interest expense	22,963	17,481
Interest income	(1,834)	(376)
Royalty income	(1,140)	(2,080)
Other, net	2,153	801
Total nonoperating expense	22,142	15,826
Loss before income taxes, equity in income (loss) of joint ventures and minority interests	(28,737)	(36,804)
Income taxes	(10,920)	(9,937)
Loss before equity in income (loss) of joint ventures and minority interests	(17,817)	(26,867)
Equity in income (loss) of joint ventures	249	(1,073)
Minority interest	1	601
Net loss	($ 17,567) =======	($ 27,339) ========

Basic loss per share	($ 0.25) =====	($ 0.39) =====
Diluted loss per share	($ 0.25) =====	($ 0.39) =====
Weighted average shares used in computing basic loss per share and diluted loss per share	69,612,900 ========	69,551,754 ========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	March 31,	December 31,
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 105,073	$ 94,759
Accounts receivable, less allowance for doubtful accounts of $3,010 and $3,089 in 2001 and 2000, respectively	119,343	145,970
Inventories	133,339	131,859
Deferred tax assets, net	13,683	13,450
Prepaid and other current assets	22,847	24,369
Total current assets	394,285	410,407
Property, plant and equipment, net of accumulated depreciation of $1,111,550 and
$1,085,315 in 2001 and 2000, respectively	1,044,902	1,097,602
Investments in joint ventures	51,896	51,647
Excess of cost over net assets acquired, net of accumulated amortization of $7,623 and
$7,291 in 2001 and 2000, respectively	45,401	45,733
Deferred tax assets, net	242,683	221,100
Other assets	61,100	64,077
Total assets	$ 1,840,267 ========	$ 1,890,566 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 154,568	$ 127,782
Accounts payable	80,394	88,552
Accrued liabilities	31,727	44,372
Customer deposits	18,351	14,307
Provision for restructuring costs	8,616	9,007
Income taxes payable	21,161	13,735
Accrued wages and salaries	27,018	25,870
Total current liabilities	341,835	323,625
Long-term debt, less current portion	899,280	942,972
Pension and similar liabilities	92,986	91,786
Customer deposits	38,087	42,456
Other liabilities	47,608	48,895
Total liabilities	1,419,796	1,449,734
Minority interests	74,412	74,413
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding at 2001 or 2000	-	-
Common stock, $.01 par value, 200,000,000 shares authorized, 70,542,105 in 2001 and 2000	705	705
Additional paid-in capital	771,675	771,675
Accumulated deficit	(360,274)	(342,707)
Accumulated other comprehensive loss	(49,027)	(46,234)
Treasury stock, at cost: 929,205 in 2001 and 2000	(17,020)	(17,020)
Total stockholders' equity	346,059	366,419
Total liabilities and stockholders' equity	$ 1,840,267 ========	$ 1,890,566 ========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)
	Three Months Ended
	March 31,
	2001	2000
Cash flows from operating activities:
Net loss	$ (17,567)	$ (27,339)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	50,601	40,322
Minority interests	(1)	(601)
Equity in (income) loss of joint ventures	(249)	1,073
Working capital and other	(8,449)	(29,612)
Net cash provided by (used in) operating activities	24,335	(16,157)
Cash flows from investing activities:
Capital expenditures	(12,747)	(10,175)
Proceeds from sale of property, plant and equipment	17	1
Net cash used in investing activities	(12,730)	(10,174)
Cash flows from financing activities:
Net short-term borrowings	16,852	4,869
Proceeds from issuance of long-term debt	-	16,138
Principal payments on long-term debt	(13,609)	(522)
Proceeds from issuance of common stock	-	935
Net cash provided by financing activities	3,243	21,420
Effect of exchange rates changes on cash and cash equivalents	(4,534)	(429)
Net increase (decrease) in cash and cash equivalents	10,314	(5,340)
Cash and cash equivalents at beginning of period	94,759	28,571
Cash and cash equivalents at end of period	$ 105,073 =======	$ 23,231 ======

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company or MEMC), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by generally accepted accounting principles generally accepted in the United States of America. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with the Company's annual report to shareholders for the fiscal year ended December 31, 2000, which contains the Company's audited financial statements for such year and the related management's discussion and analysis of financial condition and results of operations. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2) Earnings (loss) per share

The numerator for basic and diluted loss per share calculations is net loss for all periods presented. The denominator for the basic and diluted loss per share calculations for the three-month periods ended March 31, 2001 and 2000 is the same within each period (the weighted average shares outstanding for each respective period). The Company had 3,197,484 options outstanding at March 31, 2001 which were not included in the computation of diluted loss per share due to the net loss incurred during the three month period ended March 31, 2001.

(3) Inventories

Inventories consist of the following:
	March 31,	December 31,
	2001	2000
Raw materials and supplies	$ 55,462	$ 52,643
Goods in process	30,143	35,562
Finished goods	47,734	43,654
	$ 133,339 =======	$ 131,859 =======

(4) Restructuring Costs

At March 31, 2001 the Company had provisions for restructuring of $8,616 as compared to $9,007 as of December 31, 2000. The reduction in the provision relates primarily to dismantling. Substantially all of the restructuring reserve at March 31, 2001 is related to the Company's Spartanburg, South Carolina facility. Timing for utilization of the reserve is primarily dependent on the sale of the Spartanburg facility.

(5) Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2001 and 2000 was $20,360 and $34,461, respectively. The Company's only adjustment from net loss to comprehensive loss was foreign currency translation adjustments in all periods presented.

6) Derivative Financial Instruments

MEMC adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and SFAS 138, in the first fiscal quarter of 2001. SFAS 133 establishes new standards of accounting and reporting for derivative instruments and hedging activities, and requires that all derivatives, including foreign currency exchange contracts, be recognized on the balance sheet at fair value. Changes in the fair value of derivatives that do not qualify for hedge treatment, as well as the ineffective portion of any hedges, must be recognized currently in earnings.

MEMC conducts business in a number of foreign countries, with certain transactions denominated in local currencies, primarily Japanese yen, Italian lira and the Korean won. The purpose of MEMC's foreign currency management is to manage the effect of exchange rate fluctuations on certain foreign denominated revenues, costs and eventual cash flows. The terms of currency instruments used for hedging purposes are generally consistent with the timing of the transactions being hedged. MEMC does not use derivative financial instruments for trading or speculative purposes.

MEMC uses derivative financial instruments such as forward exchange contracts to hedge certain exposure to changes in the fair value of a recognized asset or liability. MEMC recognizes the gain or loss in earnings in the period of change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. The effect of that accounting is to reflect in earnings the extent to which the hedge is not effective in achieving offsetting changes in fair value. Changes in the market value of forward exchange contracts of an existing asset or liability are recognized as an adjustment of the carrying amount of the hedged item. For derivatives that MEMC does not designate as a hedging instrument, the gain or loss is recognized in earnings in the period of change.

At March 31, 2001, MEMC had currency forwards contracts in the notional amount of $55 million with an estimated fair value premium of $7 million. MEMC recognizes the gain or loss on the associated financial instruments in Nonoperating (income) expense within Other, net. Amounts recognized in the period ended March 31, 2001 were immaterial.

(7) Debt

The Company has long-term committed loan agreements of approximately $1,039 million at March 31, 2001, of which approximately $1,006 million is outstanding. The $33 million of available long-term loan agreements at March 31, 2001 was with E.ON AG and its affiliates. The Company has short-term committed loan agreements of approximately $83 million at March 31, 2001, of which approximately $48 million is outstanding. Of the $35 million available under short-term credit agreements, $11 million was credit facilities available only within Korea. In May 2001, E.ON AG agreed to provide the Company with an additional interest-bearing credit facility of up to $50 million in the event that the Company is unable to secure additional financing from third parties. This additional credit facility would be on terms and conditions acceptable to E.ON AG and would mature on or after April 1, 2002. In addition, this credit facility would be collateralized and would bear interest at LIBOR plus 8%.

The Company is not required to make principal payments on its existing credit facilities with E.ON AG and its affiliates until 2002. Under these credit facilities, the Company cannot pledge any of its assets to secure additional financing without the consent of E.ON AG and certain of its affiliates. In addition, under the Company's loan with an affiliate of E.ON AG used to fund the acquisition of the additional 40% interest in MKC, the Company is required to pay 100% of any net proceeds received from the issuance of equity or debt to the affiliate of E.ON AG as a mandatory principal repayment of this loan. The Company is also required to pay 75% of any cash received from MKC, through dividends, reductions or repurchases of equity, share redemptions or loans, to the affiliate of E.ON AG as a mandatory principal repayment of this loan. Finally, under the Company's remaining loan agreements with E.ON AG and its affiliates, the Company is obligated to use 75% of any proceeds from the issuance of debt and 50% of the Company's annual free cash flow, which is net of capital expenditures, to pay down the principal of these loans.

In March 2001, E.ON AG and certain of its affiliates agreed to waive some of these covenants, including certain restrictions on the Company's ability to pledge assets, to allow the Company to seek additional financing from third parties and to retain a dividend from MKC. In May 2001, E.ON AG and certain of its affiliates agreed to further waive some of these covenants. In addition, an affiliate of E.ON AG agreed to convert the loan used to acquire the additional 40% interest in MKC to a revolving credit facility to the extent the Company makes principal payments on this loan. In return, to the extent not needed for working capital purposes, the Company agreed to use the proceeds of any additional third-party financing and any dividend received in 2001 from MKC to pay down, with an ability to re-borrow, outstanding amounts owing on the Company's revolving credit agreements with E.ON AG. The Company is in negotiations with certain of its outside lenders and other potential financing sources regarding additional credit facilities and the refinancing of certain currently maturing loans.

Management currently believes that cash generated from operations, together with the liquidity provided by existing cash balances and existing and committed credit facilities will be sufficient to satisfy commitments for capital expenditures, repayment of current maturities of long-term debt and other cash requirements through the 2002 first quarter. If, however, the Company's future financial performance fails to meet the Company's current expectations, then the Company may require additional financing. There can be no assurance that such financing will be available on acceptable terms.

The Company does not currently anticipate having sufficient funds to repay the loans from E.ON AG and its affiliates that begin to mature in the 2002 second quarter, and will need to seek and obtain replacement financing. If the Company fails to repay these loans upon maturity the Company will be in default and E.ON AG and its affiliates and other third-party lenders could accelerate amounts outstanding under substantially all of the Company's loans. This would have a material adverse effect on the Company. The Company is engaged in discussions with E.ON AG and its affiliates regarding the financial implications of these loans.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales increased 14% to $220 million for the first quarter of 2001 from $193 million for the first quarter of 2000, as a result of the consolidation of MEMC Korea Company (MKC) in 2001. Had MKC been consolidated with the Company in the 2000 first quarter, the Company's net sales would have been approximately $227 million, resulting in an approximately 3% year-over-year decline in net sales. This decline was primarily a result of an 8% product volume decrease only partially offset by modest price increases.

Gross Margin. Gross margin improved to 13% in the first quarter of 2001 from 7% for the first quarter of 2000. The increase in gross margin in the three-month period ended March 31, 2001 compared to the corresponding year ago period was primarily attributable to the financial consolidation of MKC, partially offset by decreased volumes in the U.S. and Asia Pacific. MKC enjoys a lower cost structure than most of the Company's other facilities, due to its focused operations on relatively fewer products and customers. Advanced large diameter and epitaxial products represented 68% and 55% of product volume for the first quarters of 2001 and 2000, respectively.

Research and Development. Research and development expenses in the 2001 first quarter totaled $15 million, compared to $19 million in the year-ago period. The decrease in reported expense was attributable to increasing revenue from 300 millimeter wafers, which offsets the research and development expenses, as well as continued cost control.

Interest Expense. Interest expense increased to $23 million for the quarter ended March 31, 2001 from $17 million for the quarter ended March 31, 2000. The increase in interest expense was attributable to increased borrowings related to the acquisition and consolidation of MKC and an increased weighted average cost of borrowing in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

Income Taxes. The Company realized an income tax benefit at the rate of 38% for the three-month period ended March 31, 2001 and an income tax benefit at the rate of 27% for the three-month period ended March 31, 2000. The increased rate of income tax benefit was primarily a result of changes in the composition of the Company's worldwide taxable income, and the benefit derived from favorable tax law changes impacting the Company's Italian subsidiaries. The Company expects an effective tax rate for the year 2001 consistent with the first three months.

Equity in Income (Loss) of Joint Ventures. Equity in income of joint ventures was $0.2 million in the first quarter of 2001, as compared to loss of $1.0 million in the first quarter of 2000. Equity in income of joint ventures for the 2001 first quarter relates solely to Taisil Electronic Materials Corporation (Taisil), the Company's 45%-owned, unconsolidated joint venture in Taiwan. Of the $1.0 million equity in loss of joint ventures in the first quarter of 2000, $0.5 million was attributable to Taisil and $0.5 was attributable to MKC. The increase in equity in income of joint ventures attributable to Taisil was due to moderately higher pricing which was only partially offset by lower volumes.

Net Loss. Net loss for the three-month periods ended March 31, 2001 and 2000 was approximately $18 million and $27 million, respectively. The reduction in net loss for the three months ended March 31, 2001 was primarily a result of increased gross margin of $14 million partially offset by increased interest expense of $7 million. The Company had a net loss of $0.25 per share for the quarter ended March 31, 2001 compared to a net loss of $0.39 per share for the quarter ended March 31, 2000 on approximately 69.6 million weighted average shares outstanding for each period.

Outlook. The Company expects a continued sequential decline in revenues in the second quarter of 2001 of approximately 20%, as a result of expected further declines in product volumes and increased pressure on the Company's average selling prices. This is expected to cause continued downward pressure on operating margins. The Company intends to continue to review its cost structure and evaluate actions to balance operating costs with expected demand.

Liquidity and Capital Resources.

At March 31, 2001, the Company had $105 million of cash and cash equivalents compared to $95 million at December 31, 2000. MKC had cash and cash equivalents at March 31, 2001 of approximately $81 million. Under Korean law there are significant restrictions on MKC's ability to pay dividends and make loans, thereby limiting the Company's access to MKC's cash assets.

Cash flows provided by operating activities improved to $24 million for the three months ended March 31, 2001 from cash used in operating activities of $16 million for the three months ended March 31, 2000. This $40 million improvement was due primarily to changes in working capital, a reduction in operating losses and increased depreciation as a result of the financial consolidation of MKC.

Accounts receivable of $119 million at March 31, 2001 decreased $27 million, or 18%, from $146 million at December 31, 2000. This decrease was primarily attributable to the 14% decrease in net sales during the first quarter 2001 compared to the fourth quarter of 2000. Days' sales outstanding were 50 days at March 31, 2001 compared to 52 days at December 31, 2000 based upon annualized sales for the respective immediately preceding quarters.

Inventories increased $1 million, or 1%, from December 31, 2000 to $133 million at March 31, 2001.Total related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $17 million at both March 31, 2001, and December 31, 2000. Quarter-end inventories as a percentage of annualized quarterly net sales increased 2% to 15% for the period ended March 31, 2001 compared to the period ended December 31, 2000.

The Company's net deferred tax assets increased $22 million in the first three months of 2001 to $256 million at March 31, 2001. The Company provides for income taxes on a quarterly basis based on an estimated annual effective tax rate. Management believes it is more likely than not that, with its projections of future taxable income and after consideration of the valuation allowance, the Company will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2001. In order to realize the net deferred tax assets existing at March 31, 2001, the Company estimates it will need to generate future taxable income of approximately $643 million over the next 20 years. There can be no assurance, however, that the Company will generate sufficient taxable income to realize the full benefit of the existing net deferred tax assets.

At December 31, 2000, the Company's net operating loss carryforwards totaled $724 million, of which $7 million will expire in 2001; $25 million will expire in 2003; $3 million will expire in 2004; $14 million will expire in 2012; $322 million will expire in 2018; $254 million will expire in 2019 and $99 will expire in 2020.

The majority shareholder and principal lender of the Company, E.ON AG, has stated that its core business will be energy. E.ON AG's stated intent is to systematically and optimally divest certain non-core businesses, including the Company. The Company intends to work closely with E.ON AG to effectuate an orderly divestiture process that preserves and optimizes the value of the Company. A decrease of ownership interest of E.ON AG and its affiliates may result in annual limitations for federal income tax purposes of the Company's ability to use its tax loss carryforwards under Internal Revenue Code Section 382.

Net cash used in investing activities increased $3 million to $13 million in the three months ended March 31, 2001 compared to $10 million in the three months ended March 31, 2000. The capital expenditures in the first three months of 2001 primarily related to maintenance capital. The Company expects to tightly control capital expenditures in 2001. At March 31, 2001, the Company had $36 million of committed capital expenditures related to various manufacturing and technology projects.

Cash flows provided by financing activities decreased to $3 million in the three months ended March 31, 2001 from $21 million in the three months ended March 31, 2000. The decrease in borrowings was primarily attributable to $12 million of free cash flow generated in the three months ended March 31, 2001, compared to negative free cash flow of $26 million in the three months ended March 31, 2000.

At March 31 2001, the Company maintained $1,039 million of committed long-term loan agreements, of which $1,006 million was outstanding. The Company also maintained $83 million of short-term lines of credit, of which less than $48 million was outstanding at March 31, 2001. In May 2001, E.ON AG agreed to provide the Company with an additional interest-bearing credit facility of up to $50 million in the event that the Company is unable to secure additional financing from third parties. This additional credit facility would mature on or after April 1, 2002. The Company's weighted average cost of borrowing was 8.3% at March 31, 2001 and 8.5% at December 31, 2000. The total debt to total capital ratio at March 31, 2001 and December 31, 2000 was 71%.

The silicon wafer industry is highly capital intensive. The Company's capital needs depend on numerous factors, including its profitability and investment in capital expenditures and research and development.

Historically, the Company has funded its operations primarily through loans from E.ON AG and its affiliates, internally generated funds, and issuances of common stock. To a lesser extent, the Company has raised funds by borrowing money from commercial banks. The Company is not required to make principal payments on its existing credit facilities with E.ON AG and its affiliates until 2002. Under these credit facilities, the Company cannot pledge any of its assets to secure additional financing without the consent of E.ON AG and certain of its affiliates. In addition, under the Company's loan with an affiliate of E.ON AG used to fund the acquisition of the additional 40% interest in MKC, the Company is required to pay 100% of any net proceeds received from the issuance of equity or debt to the affiliate of E.ON AG as a mandatory principal repayment of this loan. The Company is also required to pay 75% of any cash received from MKC, through dividends, reductions or repurchases of equity, share redemptions or loans, to the affiliate of E.ON AG as a mandatory principal repayment of this loan. Finally, under the Company's remaining loan agreements with E.ON AG and its affiliates, the Company is obligated to use 75% of any proceeds from the issuance of debt and 50% of the Company's annual free cash flow, which is net of capital expenditures, to pay down the principal of these loans.

In March 2001, E.ON AG and certain of its affiliates agreed to waive some of these covenants, including certain restrictions on the Company's ability to pledge assets, to allow the Company to seek additional financing from third parties and to retain a dividend from MKC. In May 2001, E.ON AG and certain of its affiliates agreed to further waive some of these covenants. In addition, an affiliate of E.ON AG agreed to convert the loan used to acquire the additional 40% interest in MKC to a revolving credit facility to the extent the Company makes principal payments on this loan. In return, to the extent not needed for working capital purposes, the Company agreed to use the proceeds of any additional third-party financing and any dividend received in 2001 from MKC to pay down, with an ability to re-borrow, outstanding amounts owing on the Company's revolving credit agreements with E.ON AG. The Company is in negotiations with certain of its outside lenders and other potential financing sources regarding additional credit facilities and the refinancing of certain currently maturing loans.

Management currently believes that cash generated from operations, together with the liquidity provided by existing cash balances and existing and committed credit facilities will be sufficient to satisfy commitments for capital expenditures, repayment of current maturities of long-term debt and other cash requirements through the 2002 first quarter. If, however, the Company's future financial performance fails to meet the Company's current expectations, then the Company may require additional financing. There can be no assurance that such financing will be available on acceptable terms.

The Company does not currently anticipate having sufficient funds to repay the loans from E.ON AG and its affiliates that begin to mature in the 2002 second quarter, and will need to seek and obtain replacement financing. If the Company fails to repay these loans upon maturity the Company will be in default and E.ON AG and its affiliates and other third-party lenders could accelerate amounts outstanding under substantially all of the Company's loans. This would have a material adverse effect on the Company. The Company is engaged in discussions with E.ON AG and its affiliates regarding the financial implications of these loans.

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the timing and utilization of the restructuring reserve; expected 2001 second quarter revenues; expected 2001 second quarter product volumes; anticipated pricing in the 2001 second quarter; 2001 second quarter operating margins; expected 2001 effective income tax rate; liquidity through the 2002 first quarter; the Company's ability to generate future taxable income as it relates to the realization of the net deferred tax asset; the Company's intention to work closely with E.ON AG to effect an orderly divestiture process that preserves and optimizes the value of the Company; and the expectation that the Company will not have sufficient funds to repay loans from E.ON AG and its affiliates upon maturity. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for silicon wafers; utilization of manufacturing capacity; inventory levels at customers; demand for semiconductors generally; changes in the pricing environment; general economic conditions; competitors' actions; changes in currency exchange rates; changes in the components of worldwide taxable income; technological changes; changes in product specifications and manufacturing processes; accuracy of management's assumptions regarding the dismantling and sale of the Spartanburg facility; changes in the plans and intentions of third parties, including E.ON AG; changes in financial market conditions; changes in interest rates; success of the Company's discussions with E.ON AG and its affiliates, the Company's outside lenders and other potential financing sources concerning financing; and other risks described in the Company's filing with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 2000.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to the Company's operations result primarily from changes in interest rates and changes in foreign exchange rates. The Company enters into currency forward contracts to minimize its transactional currency risks. The Company does not use derivative financial instruments for speculative or trading purposes. There have been no significant changes in the Company's holdings of interest rate sensitive or foreign currency exchange rate sensitive instruments since December 31, 2000.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

As previously reported, on April 14, 2000, the Lemelson Medical, Education and Research Foundation, Limited Partnership filed suit against the Company and approximately 90 other companies alleging that the Company infringes on certain patents owned by the Lemelson Foundation related to bar coding and machine vision reading systems. The Company and many of the other defendants moved to stay this litigation pending the outcome of earlier-filed actions involving the same patents. On March 29, 2001, the court issued an order to stay this litigation pending the entry of a final non-appealable judgment in the earlier-filed actions. Throughout this litigation, the Lemelson Foundation has offered to enter into a license agreement with the Company to settle the litigation. By letter dated April 18, 2001, the Lemelson Foundation indicated that it would close its licensing program as currently structured effective August 1, 2001. The Company continues to believe that there are substantial reasons why the asserted patents are invalid, unenforceable and not infringed by the Company's processes. However, due to the uncertainty of the litigation process, the outcome of this action could be unfavorable, in which event the Company might be required to obtain a license and pay damages and other expenses, which could have a material adverse effect on the Company.

Item 6. Exhibits and Reports on Form 8- K.
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

3(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the Quarter ended June 30, 1999)
* 10-dd	MEMC Electronic Materials, Inc. 2001 Annual Incentive Plan.
10-www	Letter Agreement dated May 11, 2001 among E.ON AG, E.ON North America, Inc., Fidelia Corporation, E.ON International Finance B.V. and the Company
10-xxx	Letter dated May 14, 2001 from E.ON AG to the Company.
-------------------------------
* This Exhibit constitutes a management contract, compensatory plan or arrangement.
(b) Reports on Form 8-K
During the first quarter of 2001, the Company filed no current reports on Form 8-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.
May 15, 2001	/s/ James M. Stolze
James M. Stolze
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601of Regulation S-K.

Number Exhibit	Description
10-dd	MEMC Electronic Materials, Inc. 2001 Annual Incentive Plan
10-www	Letter Agreement dated May 11, 2001 among E.ON AG, E.ON North America, Inc., Fidelia Corporation, E.ON International Finance B.V. and the Company
10-xxx	Letter dated May 14, 2001 from E.ON AG to the Company.