Form 10-Q
period 2001-06-30
MEMC ELECTRONIC MATERIALS INC
filed 2001-08-13
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2001
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares of the registrant's common stock outstanding at July 31, 2001 was 69,612,900.

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II--OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2001	2000	2001	2000

Net sales	$ 156,857	$ 200,516	$ 376,691	$ 393,605
Cost of goods sold	173,629	174,628	365,697	353,713
Gross margin	(16,772)	25,888	10,994	39,892
Operating expenses:
Marketing and administration	18,615	17,091	37,884	32,685
Research and development	16,121	18,240	31,213	37,628
Restructuring	22,292	-	22,292	-
Operating loss	(73,800)	(9,443)	(80,395)	(30,421)
Nonoperating (income) expense:
Interest expense	22,054	18,333	45,017	35,814
Interest income	(2,081)	(1,316)	(3,915)	(1,692)
Royalty income	(691)	(2,119)	(1,831)	(4,199)
Other, net	(1,850)	(542)	303	259
Total nonoperating expense	17,432	14,356	39,574	30,182
Loss before income taxes, equity in income of joint ventures and minority interests	(91,232)	(23,799)	(119,969)	(60,603)
Income taxes	269,002	(6,426)	258,082	(16,363)
Loss before equity in income of joint ventures and minority interests	(360,234)	(17,373)	(378,051)	(44,240)
Equity in income of joint ventures	217	1,789	466	716
Minority interest	4,695	74	4,696	675
Net loss	($ 355,322) =======	($ 15,510) ========	($ 372,889) =======	($ 42,849) ========

Basic and Diluted loss per share	($ 5.10) =====	($ 0.22) =====	($ 5.36) =====	($ 0.62) =====
Weighted average shares used in computing basic loss per share and diluted loss per share	69,612,900 ========	69,610,900 ========	69,612,900 ========	69,581,327 ========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	June 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 94,953	$ 94,759
Accounts receivable, less allowance for doubtful accounts of $2,991 and $3,089 in 2001 and 2000, respectively	108,934	145,970
Inventories	127,474	131,859
Deferred tax assets, net	-	13,450
Prepaid and other current assets	21,118	24,369
Total current assets	352,479	410,407
Property, plant and equipment, net of accumulated depreciation of $1,115,945 and
$1,085,315 in 2001 and 2000, respectively	1,005,836	1,097,602
Investments in joint ventures	52,113	51,647
Excess of cost over net assets acquired, net of accumulated amortization of $6,363 and
$7,291 in 2001 and 2000, respectively	36,056	45,733
Deferred tax assets, net	-	221,100
Other assets	57,994	64,077
Total assets	$ 1,504,478 ========	$ 1,890,566 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 223,142	$ 127,782
Accounts payable	72,306	88,552
Accrued liabilities	40,304	44,372
Customer deposits	19,701	14,307
Provision for restructuring costs	13,620	9,007
Income taxes	25,348	13,735
Accrued wages and salaries	20,549	25,870
Total current liabilities	414,970	323,625
Long-term debt, less current portion	850,142	942,972
Pension and similar liabilities	96,736	91,786
Customer deposits	34,134	42,456
Deferred tax liabilities, net	2,055	-
Other liabilities	48,193	48,895
Total liabilities	1,446,230	1,449,734
Minority interests	66,958	74,413
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding at 2001 or 2000	-	-
Common stock, $.01 par value, 200,000,000 shares authorized, 70,542,105 issued in 2001 and 2000	705	705
Additional paid-in capital	771,675	771,675
Accumulated deficit	(715,596)	(342,707)
Accumulated other comprehensive loss	(48,474)	(46,234)
Treasury stock, at cost: 929,205 in 2001 and 2000	(17,020)	(17,020)
Total stockholders' equity (deficit)	(8,710)	366,419
Total liabilities and stockholders' equity	$ 1,504,478 ========	$ 1,890,566 ========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)
	Six Months Ended
	June 30,
	2001	2000
Cash flows from operating activities:
Net loss	$ (372,889)	$ (42,849)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	100,475	80,731
Minority interests	(4,696)	(675)
Equity in income of joint ventures	(466)	(716)
(Gain) loss on sale of property, plant and equipment	135	(1,300)
Restructuring	22,292	-
Working capital, deferred taxes and other	265,113	(47,785)
Net cash provided by (used in) operating activities	9,964	(12,594)
Cash flows from investing activities:
Capital expenditures	(27,126)	(22,467)
Proceeds from sale of property, plant and equipment	17	1,365
Net cash used in investing activities	(27,109)	(21,102)
Cash flows from financing activities:
Net short-term borrowings	24,996	(5,575)
Proceeds from issuance of long-term debt	-	31,138
Dividend to minority interest	(2,759)	-
Principal payments on long-term debt	(1,822)	(3,926)
Proceeds from issuance of common stock	-	935
Net cash provided by financing activities	20,415	22,572
Effect of exchange rates changes on cash and cash equivalents	(3,076)	(902)
Net increase (decrease) in cash and cash equivalents	194	(12,026)
Cash and cash equivalents at beginning of period	94,759	28,571
Cash and cash equivalents at end of period	$ 94,953 =======	$ 16,545 ======

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company or MEMC), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with the Company's annual report to shareholders for the fiscal year ended December 31, 2000, which contains the Company's audited financial statements for such year and the related management's discussion and analysis of financial condition and results of operations. Operating results for the six-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2) Earnings (loss) per share

The numerator for basic and diluted loss per share calculations is net loss for all periods presented. The denominator for the basic and diluted loss per share calculations for the three and six-month periods ended June 30, 2001 and 2000 are the same within each period (the weighted average shares outstanding for each respective period). The Company had 3,136,134 options outstanding at June 30, 2001 which were not included in the computation of diluted loss per share due to the net loss incurred during the three and six month periods ended June 30, 2001.

(3) Inventories

Inventories consist of the following:
	June 30,	December 31,
	2001	2000
Raw materials and supplies	$ 52,406	$ 52,643
Goods in process	26,325	35,562
Finished goods	48,743	43,654
	$ 127,474 =======	$ 131,859 =======

(4) Restructuring Costs

During the second quarter of 2001, the Company decided to close its small diameter wafer line at MEMC Southwest Inc., in Sherman, Texas. MEMC Southwest Inc. is a joint venture 80% owned by MEMC and 20% owned by Texas Instruments. This action was taken as part of the Company's continuing efforts to focus its manufacturing facilities, to improve its cost structure, and to balance its production capabilities with the evolving market conditions.

The restructuring charges were recorded for the above action as follows: $14,850 for asset impairment and write-off, $2,274 for dismantling and related costs and $5,352 for personnel costs. The Company recorded total charges to operations of $22,476 (of which $16,954 was non-cash) related to the above actions in the second quarter 2001. In conjunction with this action the Company also wrote off $3.0 million of inventory to cost of goods sold. In addition, the Company recorded an adjustment to reduce the previously existing restructuring reserve related to its former Chinese joint venture assets by $184.

At June 30, 2001, the Company had provisions for restructuring of $13,620 as compared to $9,007 as of December 31, 2000. The restructuring reserve related to the Sherman facility was $6,867 (dismantling $3,619, personnel costs $3,248). Substantially all of the reserve related to the Sherman facility is expected to be expended by 2001 year-end. The balance of the restructuring reserve of $6,753, relates primarily to the Spartanburg facility. Timing for utilization of this portion of the reserve is primarily dependent on the sale of the Spartanburg facility.

(5) Comprehensive Loss

Comprehensive loss for the three months ended June 30, 2001 and 2000 was $354,769 and $15,721, respectively. Comprehensive loss for the six months ended June 30, 2001 and 2000 was $375,129 and $50,182, respectively. The Company's only adjustment from net loss to comprehensive loss was foreign currency translation adjustments in all periods presented.

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

At June 30, 2001, MEMC had currency forward contracts in the notional amount of $112 million with an estimated fair value premium of $6 million. MEMC recognizes the gain or loss on the associated financial instruments in Nonoperating (income) expense within Other, net. Amounts recognized in the period ended June 30, 2001 were immaterial.

(7) Debt

The Company has long-term committed loan agreements of approximately $1,021 million at June 30, 2001, of which approximately $1,012 million is outstanding. The $9 million of available long-term loan agreements at June 30, 2001 was with E.ON AG and its affiliates. The Company has short-term loan agreements of approximately $103 million at June 30, 2001, of which approximately $61 million is outstanding. Of the $42 million available under short-term credit agreements, $27 million was credit facilities available only within Korea. In May 2001, an affiliate of E.ON AG agreed to convert the loan used to acquire the additional 40% interest in MKC to a short-term, collateralized, interest-bearing revolving credit facility to the extent the Company makes principal payments on this loan. In June 2001, the Company paid down approximately $4 million on this loan and will thus have the ability to re-borrow this amount under the revolving credit facility that the affiliate of E.ON AG has agreed to provide to the Company. In addition, in July 2001, E.ON AG provided the Company with an additional collateralized interest-bearing credit facility of $50 million. This additional credit facility matures on April 1, 2002 and bears interest at LIBOR plus 8%.

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

The Company's liquidity and cash flow are being negatively impacted by the Company's operating losses caused by excess capacity and declining prices and by increasing interest expense. Management currently believes that cash generated from operations, together with the liquidity provided by existing cash balances and credit facilities will be sufficient to satisfy commitments for capital expenditures, repayment of current maturities of long-term debt and other cash requirements only through the third quarter 2001. The Company is currently in discussions with potential financing sources regarding additional sources of capital and liquidity. There can be no assurance that additional capital or liquidity will be available on acceptable terms or at all.

At June 30, 2001, the Company had $95 million of cash and cash equivalents, including MKC cash and cash equivalents of approximately $78 million. There are significant restrictions on MKC's ability to pay dividends and make loans, thereby limiting the Company's access to MKC's cash assets.

(8)Income Taxes

The majority shareholder and principal lender of the Company, E.ON AG, has stated that its core business will be energy. E.ON AG's stated intent is to systematically and optimally divest certain non-core businesses, including the Company. The Company intends to work closely with E.ON AG to effectuate an orderly divestiture process that preserves and optimizes the value of the Company. The Company has previously disclosed that a decrease of ownership interest of E.ON AG and its affiliates could result in annual limitations for federal income tax purposes on the Company's ability to use its tax loss carryforwards under Internal Revenue Code Section 382.

In fact, management has reevaluated the conditions surrounding the Company's ability to use its tax loss carryforwards under Internal Revenue Code Section 382 and determined it appropriate to discontinue recognition of additional tax benefits from net operating loss carryforwards. In addition, the Company's liquidity was negatively impacted by its operating results in the 2001 second quarter and by events occurring after the close of the 2001 second quarter, culminating in management's current belief that cash generated from operations, together with the liquidity provided by existing cash balances and credit facilities will be sufficient to satisfy the Company's cash requirements only through the 2001 third quarter. As a consequence of these developments, the Company determined it must increase its valuation allowance related to deferred tax assets in the amount of $267 million effective as of June 30, 2001. In making these determinations, the Company considered the recent deterioration in the Company's liquidity, the reduction in the trading range of the Company's stock, the uncertainty surrounding the terms and structure of any divestiture by E.ON AG of its interest in the Company and possible limitations for federal income tax purposes on the Company's ability to use its tax loss carryforwards under Internal Revenue Code Section 382. E.ON AG is currently engaged in negotiations for the sale of its interest in the Company. Depending on the outcome of these negotiations, the terms and structure of any such sale, and the impact of any such sale on the Company's liquidity or the Company's ability to obtain additional sources of capital and liquidity, the Company may need to adjust the valuation allowance for the deferred tax assets in the future.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales decreased 22% to $157 million for the second quarter of 2001 from $201 million for the second quarter of 2000. MEMC Korea Company (MKC) has been consolidated since fourth quarter 2000. Had MKC been consolidated with the Company in the 2000 second quarter, the Company's net sales would have been approximately $240 million, resulting in a 34% year-over-year decline in net sales. This decline was primarily a result of a 33% product volume decrease and modest price declines. Net sales decreased 4% to $377 million for the six months ended June 30, 2001 from $394 million for the six months ended June 30, 2000. Had MKC been consolidated with the Company in the six months ended June 30, 2000, the Company's net sales would have been approximately $465 million, resulting in an approximately 19% year-over-year decline in net sales. This decline was primarily a result of a 21% product volume decrease.

Gross Margin. Gross margin declined to negative 11% in the second quarter of 2001 from positive 13% for the second quarter of 2000. Gross margin declined to 3% in the six months ended June 30, 2001 from 10% in the six months ended June 30, 2000. The decrease in gross margin in the three and six-month periods ended June 30, 2001 compared to the corresponding year ago periods was primarily the result of under absorption of manufacturing fixed costs reflecting significantly lower product volumes.

Research and Development. Research and development expenses in the 2001 second quarter totaled $16 million, compared to $18 million in the year-ago period. The decrease in reported expense was attributable to increasing revenue from 300 millimeter wafers, which offsets the research and development expenses.

Restructuring. During the second quarter of 2001, the Company decided to close its small diameter wafer line at MEMC Southwest Inc., in Sherman, Texas. MEMC Southwest Inc. is a joint venture 80% owned by the Company and 20% owned by Texas Instruments. This action was taken as part of the Company's continuing efforts to focus its manufacturing facilities, to improve its cost structure, and to balance its production capabilities with the evolving market conditions.

The restructuring charges were recorded for the above action as follows: $14,850 for asset impairment and write-off, $2,274 for dismantling and related costs and $5,352 for personnel costs. The Company recorded total charges to operations of $22,476 (of which $16,954 was non-cash) related to the above actions in the second quarter 2001. In conjunction with this action the Company also wrote off $3.0 million of inventory to cost of goods sold. In addition, the Company recorded an adjustment to reduce the previously existing restructuring reserve related to its former Chinese joint venture assets by $184.

Interest Expense. Interest expense increased to $22 million for the quarter ended June 30, 2001 from $18 million for the quarter ended June 30, 2000. The increase in interest expense was primarily attributable to increased borrowings related to the acquisition and consolidation of MKC and an increased weighted average cost of borrowing in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

Income Taxes. Management has reevaluated the conditions surrounding the Company's ability to use its tax loss carryforwards under Internal Revenue Code Section 382 and determined it appropriate to discontinue recognition of additional tax benefits from net operating loss carryforwards. In addition, the Company's liquidity was negatively impacted by its operating results in the 2001 second quarter and by events occurring after the close of the 2001 second quarter, culminating in management's current belief that cash generated from operations, together with the liquidity provided by existing cash balances and credit facilities will be sufficient to satisfy the Company's cash requirements only through the 2001 third quarter. As a consequence of these developments, the Company determined it must increase its valuation allowance related to deferred tax assets in the amount of $267 million effective as of June 30, 2001. In making these determinations, the Company considered the recent deterioration in the Company's liquidity, the reduction in the trading range of the Company's stock, the uncertainty surrounding the terms and structure of any divestiture by E.ON AG of its interest in the Company and limitations for federal income tax purposes on the Company's ability to use its tax loss carryforwards under Internal Revenue Code Section 382. E.ON AG is currently engaged in negotiations for the sale of its interest in the Company. Depending on the outcome of these negotiations, the terms and structure of any such sale, and the impact of any such sale on the Company's liquidity or the Company's ability to obtain additional sources of capital and liquidity, the Company may need to adjust the valuation allowance for the deferred tax assets in the future.

Equity in Income of Joint Ventures. Equity in income of joint ventures for the three and six-month periods ended June 30, 2001 relate solely to Taisil Electronic Materials Corporation (Taisil), the Company's 45%-owned, unconsolidated joint venture in Taiwan. Equity in income of joint ventures was $0.2 million in the second quarter of 2001, as compared to income of $1.8 million in the second quarter of 2000. Of the $1.8 million equity in income of joint ventures in the second quarter of 2000, $0.9 million was attributable to Taisil and $0.9 was attributable to MKC. The decrease attributable to Taisil for the three-month period ended June 30, 2001 as compared to 2000 was primarily due to significantly lower volumes somewhat offset by currency gains in 2001. Equity in income of joint ventures was $0.5 million in the six months ended June 30, 2001, as compared to income of $0.7 million in the six months ended June 30, 2000. Of the $0.7 million equity in income of joint ventures in the six months ended June 30, 2000, $0.3 million was attributable to Taisil and $0.4 was attributable to MKC. The increase attributable to Taisil for the six-month period ended June 30, 2001 as compared to 2000 was primarily due currency gains in 2001.

Net Loss. Net loss for the six-month periods ended June 30, 2001 and 2000 was approximately $373 million and $43 million, respectively. The increase in net loss for the six months ended June 30, 2001 was primarily a result of the increased valuation allowance for deferred tax assets, discontinuing the recognition of additional deferred tax benefit of net operating loss carryforwards, decreased gross margin of $29 million, restructuring charges of $22 million and increased net interest expense/income of $7 million. The Company had a net loss of $5.36 per share for the six months ended June 30, 2001 compared to a net loss of $0.62 per share for the six months ended June 30, 2000 on approximately 69.6 million weighted average shares outstanding for each period.

Outlook. The current market remains challenging, and visibility remains limited. The Company will continue to review its cost structure and evaluate actions to balance operating costs with the evolving market conditions. E.ON AG is currently engaged in negotiations for the sale of its interest in the Company. In addition, the Company is currently in discussions with potential financing sources regarding additional sources of capital and liquidity.

Liquidity and Capital Resources.

At June 30, 2001, the Company had $95 million of cash and cash equivalents, including MKC cash and cash equivalents of approximately $78 million. There are significant restrictions on MKC's ability to pay dividends and make loans, thereby limiting the Company's access to MKC's cash assets.

Cash flows provided by operating activities improved to $10 million for the six months ended June 30, 2001 from cash used in operating activities of $13 million for the six months ended June 30, 2000. This $23 million improvement was due primarily to changes in working capital, increased depreciation as a result of the financial consolidation of MKC and the add-back of certain non-cash deferred tax asset valuation allowances and restructuring charges all of which were partially offset by increased operating losses.

Accounts receivable of $109 million at June 30, 2001 decreased $37 million, or 25%, from $146 million at December 31, 2000. This decrease was primarily attributable to the 39% decrease in net sales during the second quarter 2001 compared to the fourth quarter of 2000. Days' sales outstanding were 63 days at June 30, 2001 compared to 52 days at December 31, 2000 based upon annualized sales for the respective immediately preceding quarters. The increase in days' sales outstanding is primarily related to the effect of lengthier collection periods in the Asian region and a slight slowdown in customer payment patterns. Management believes the Company's provision for doubtful accounts of $3 million to be sufficient at June 30, 2001.

Inventories decreased $4 million, or 3%, from December 31, 2000 to $127 million at June 30, 2001. Total related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $25 million at June 30, 2001 and $17 million at December 31, 2000. Quarter-end inventories as a percentage of annualized quarterly net sales increased 7% to 20% for the period ended June 30, 2001 compared to the period ended December 31, 2000, as a result of the significant sales decline in the second quarter 2001 and the character of certain inventory items which do not fluctuate with sales levels. Management believes the Company's inventory reserves of $25 million to be sufficient at June 30, 2001.

The majority shareholder and principal lender of the Company, E.ON AG, has stated that its core business will be energy. E.ON AG's stated intent is to systematically and optimally divest certain non-core businesses, including the Company. The Company intends to work closely with E.ON AG to effectuate an orderly divestiture process that preserves and optimizes the value of the Company. The Company has previously disclosed that a decrease of ownership interest of E.ON AG and its affiliates could result in annual limitations for federal income tax purposes on the Company's ability to use its tax loss carryforwards under Internal Revenue Code Section 382.

In fact, management has reevaluated the conditions surrounding the Company's ability to use its tax loss carryforwards under Internal Revenue Code Section 382 and determined it appropriate to discontinue recognition of additional tax benefits from net operating loss carryforwards. In addition, the Company's liquidity was negatively impacted by its operating results in the 2001 second quarter and by events occurring after the close of the 2001 second quarter, culminating in management's current belief that cash generated from operations, together with the liquidity provided by existing cash balances and credit facilities will be sufficient to satisfy the Company's cash requirements only through the 2001 third quarter. As a consequence of these developments, the Company determined it must increase its valuation allowance related to deferred tax assets in the amount of $267 million effective as of June 30, 2001. In making these determinations, the Company considered the recent deterioration in the Company's liquidity, the reduction in the trading range of the Company's stock, the uncertainty surrounding the terms and structure of any divestiture by E.ON AG of its interest in the Company and possible limitations for federal income tax purposes on the Company's ability to use its tax loss carryforwards under Internal Revenue Code Section 382. E.ON AG is currently engaged in negotiations for the sale of its interest in the Company. Depending on the outcome of these negotiations, the terms and structure of any such sale, and the impact of any such sale on the Company's liquidity or the Company's ability to obtain additional sources of capital and liquidity, the Company may need to adjust the valuation allowance for the deferred tax assets in the future.

Net cash used in investing activities increased $6 million to $27 million in the six months ended June 30, 2001 compared to $21 million in the six months ended June 30, 2000. The capital expenditures in the first six months of 2001 primarily related to maintenance, capabilities and 300mm. The Company expects to tightly control capital expenditures in the remainder of 2001. At June 30, 2001, the Company had $32 million of committed capital expenditures related to various manufacturing and technology projects.

The Company has long-term committed loan agreements of approximately $1,021 million at June 30, 2001, of which approximately $1,012 million is outstanding. The $9 million of available long-term loan agreements at June 30, 2001 was with E.ON AG and its affiliates. The Company has short-term loan agreements of approximately $103 million at June 30, 2001, of which approximately $61 million is outstanding. Of the $42 million available under short-term credit agreements, $27 million was credit facilities available only within Korea. In May 2001, an affiliate of E.ON AG agreed to convert the loan used to acquire the additional 40% interest in MKC to a short-term, collateralized, interest-bearing revolving credit facility to the extent the Company makes principal payments on this loan. In June 2001, the Company paid down approximately $4 million on this loan and will thus have the ability to re-borrow this amount under the revolving credit facility that the affiliate of E.ON AG has agreed to provide to the Company. In addition, in July 2001, E.ON AG provided the Company with an additional collateralized interest-bearing credit facility of $50 million. This additional credit facility matures on April 1, 2002 and bears interest at LIBOR plus 8%. The Company's weighted average cost of borrowing was 8.1% at June 30, 2001 and 8.5% at December 31, 2000.

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

The Company's liquidity and cash flow are being negatively impacted by the Company's operating losses caused by excess capacity and declining prices and by increasing interest expense. Management currently believes that cash generated from operations, together with the liquidity provided by existing cash balances and credit facilities will be sufficient to satisfy commitments for capital expenditures, repayment of current maturities of long-term debt and other cash requirements only through the third quarter 2001. The Company is currently in discussions with potential financing sources regarding additional sources of capital and liquidity. There can be no assurance that additional capital or liquidity will be available on acceptable terms or at all.

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the timing and utilization of the restructuring reserve; liquidity through the 2001 third quarter; the Company's intention to work closely with E.ON AG to effect an orderly divestiture process that preserves and optimizes the value of the Company; and potential need to adjust the valuation allowance on deferred tax assets. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for silicon wafers; utilization of manufacturing capacity; inventory levels at customers; demand for semiconductors generally; changes in the pricing environment; general economic conditions; competitors' actions; changes in currency exchange rates; technological changes; changes in product specifications and manufacturing processes; accuracy of management's assumptions regarding the dismantling and sale of the Spartanburg facility and the dismantling and sale of the equipment at the Sherman small diameter line; changes in the plans and intentions of third parties, including E.ON AG; the terms of any sale of E.ON's interest in the Company and the impact of that sale on the Company; the ability of the Company to obtain additional sources of capital and liquidity; changes in financial market conditions; changes in interest rates; and other risks described in the Company's filing with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on May 7, 2001. The following persons were elected to serve as directors for terms expiring in 2004 and received the number of votes set forth opposite their respective names:

	For ----	Withheld -----------
Alfred Oberholz	67,410,249	926,936
Wilhelm Simson	67,941,773	395,412

Item 6. Exhibits and Reports on Form 8- K.
(a) Exhibits
Exhibit Number	Description

3(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company's Form 10-Q for the Quarter ended June 30, 1995)
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

-------------------------------

(b) Reports on Form 8-K
During the second quarter of 2001, the Company filed no current reports on Form 8-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.
August 13, 2001	/s/ James M. Stolze
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