Form 10-Q
period 2001-09-30
MEMC ELECTRONIC MATERIALS INC
filed 2001-11-14
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares of the registrant's common stock outstanding at October 31, 2001 was 69,612,900.

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net sales	$ 120,744	$ 222,800	$ 497,435	$ 616,405
Cost of goods sold	155,472	185,611	521,169	539,324
Gross margin	(34,728)	37,189	(23,734)	77,081
Operating expenses:
Marketing and administration	16,052	17,421	53,936	50,106
Research and development	16,640	16,788	47,853	54,416
Restructuring	130	-	22,422	-
Operating income (loss)	(67,550)	2,980	(147,945)	(27,441)
Nonoperating (income) expense:
Interest expense	22,902	19,086	67,919	54,900
Interest income	(1,996)	(420)	(5,911)	(2,112)
Royalty income	(769)	(3,539)	(2,600)	(7,738)
Other, net	2,243	323	2,546	582
Total nonoperating expense	22,380	15,450	61,954	45,632
Loss before income taxes, equity in income (loss) of joint ventures and minority interests	(89,930)	(12,470)	(209,899)	(73,073)
Income taxes	(18,701)	(3,367)	239,381	(19,730)
Loss before equity in income (loss) of joint ventures and minority interests	(71,229)	(9,103)	(449,280)	(53,343)
Equity in income (loss) of joint ventures	(9)	6,747	457	7,463
Minority interests	3,796	75	8,492	750
Net loss	($ 67,442) =======	($ 2,281) ========	($ 440,331) =======	($ 45,130) ========

Basic and Diluted loss per share	($ 0.97) =====	($ 0.03) =====	($ 6.33) =====	($ 0.65) =====
Weighted average shares used in computing basic loss per share and diluted loss per share	69,612,900 ========	69,611,552 ========	69,612,900 ========	69,591,476 ========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	September 30,	December 31,
	2001	2000
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 125,767	$ 94,759
Accounts receivable, less allowance for doubtful accounts of $4,023 and $3,089 in 2001 and 2000, respectively	81,919	145,970
Inventories	116,999	131,859
Deferred tax assets, net	1,056	13,450
Prepaid and other current assets	23,795	24,369
Total current assets	349,536	410,407
Property, plant and equipment, net of accumulated depreciation of $1,164,827 and
$1,085,315 in 2001 and 2000, respectively	984,520	1,097,602
Investments in joint ventures	52,049	51,647
Excess of cost over net assets acquired, net of accumulated amortization of $6,628 and
$7,291 in 2001 and 2000, respectively	35,791	45,733
Deferred tax assets, net	-	221,100
Other assets	55,382	64,077
Total assets	$ 1,477,278 ========	$ 1,890,566 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 552,017	$ 127,782
Accounts payable	73,875	88,552
Accrued liabilities	29,499	44,372
Customer deposits	18,977	14,307
Provision for restructuring costs	9,879	9,007
Income taxes	-	13,735
Accrued wages and salaries	20,857	25,870
Total current liabilities	705,104	323,625
Long-term debt, less current portion	595,478	942,972
Pension and similar liabilities	97,813	91,786
Customer deposits	32,014	42,456
Deferred tax liabilities, net	8,457	-
Other liabilities	50,388	48,895
Total liabilities	1,489,254	1,449,734
Minority interests	63,162	74,413
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued or outstanding at 2001 or 2000	-	-
Common stock, $.01 par value, 200,000,000 shares authorized, 70,542,105 issued in 2001 and 2000	705	705
Additional paid-in capital	771,675	771,675
Accumulated deficit	(783,038)	(342,707)
Accumulated other comprehensive loss	(47,460)	(46,234)
Treasury stock, at cost: 929,205 in 2001 and 2000	(17,020)	(17,020)
Total stockholders' equity (deficit)	(75,138)	366,419
Total liabilities and stockholders' equity	$ 1,477,278 ========	$ 1,890,566 ========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)
	Nine Months Ended
	September 30,
	2001	2000
Cash flows from operating activities:
Net loss	$ (440,331)	$ (45,130)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	147,065	121,754
Minority interests	(8,492)	(750)
Equity in income of joint ventures	(457)	(7,463)
(Gain) loss on sale of property, plant and equipment	367	(1,288)
Restructuring	16,795	-
Working capital, deferred taxes and other	274,249	(71,474)
Net cash used in operating activities	(10,804)	(4,351)
Cash flows from investing activities:
Capital expenditures	(38,825)	(32,589)
Purchase of business, net of cash acquired	-	10,660
Proceeds from sale of property, plant and equipment	18	1,427
Net cash used in investing activities	(38,807)	(20,502)
Cash flows from financing activities:
Net short-term borrowings	38,646	66,425
Proceeds from issuance of long-term debt	70,549	38,096
Dividend to minority interest	(2,759)	-
Principal payments on long-term debt	(21,976)	(8,515)
Proceeds from issuance of common stock	-	958
Net cash provided by financing activities	84,460	96,964
Effect of exchange rate changes on cash and cash equivalents	(3,841)	(1,623)
Net increase (decrease) in cash and cash equivalents	31,008	(70,488)
Cash and cash equivalents at beginning of period	94,759	28,571
Cash and cash equivalents at end of period	$ 125,767 =======	$ 99,059 ======

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(1) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and Subsidiaries (the Company or MEMC), in the opinion of management, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company's financial position and results of operations and cash flows for the periods presented. The consolidated financial statements are presented in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with the Company's annual report to shareholders for the fiscal year ended December 31, 2000, which contains the Company's audited financial statements for such year and the related management's discussion and analysis of financial condition and results of operations. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001.

(2) Earnings (loss) per share

The numerator for basic and diluted loss per share calculations is net loss for all periods presented. The denominator for the basic and diluted loss per share calculations for the three and nine-month periods ended September 30, 2001 and 2000 are the same within each period (the weighted average shares outstanding for each respective period). The Company had 3,048,584 options outstanding at September 30, 2001 which were not included in the computation of diluted loss per share due to the net loss incurred during the three and nine month periods ended September 30, 2001.

(3) Inventories

Inventories consist of the following:
	September 30,	December 31,
	2001	2000
Raw materials and supplies	$ 55,173	$ 52,643
Goods in process	26,529	35,562
Finished goods	35,297	43,654
	$ 116,999 =======	$ 131,859 =======

(4) Restructuring Costs

During the second quarter of 2001, the Company decided to close its small diameter wafer line at MEMC Southwest Inc. in Sherman, Texas. MEMC Southwest Inc. is a joint venture 80% owned by MEMC and 20% owned by Texas Instruments. This action was taken as part of the Company's continuing efforts to focus its manufacturing facilities, to improve its cost structure, and to balance its production capabilities with the evolving market conditions.

The restructuring charges recorded in the second quarter for the above actions were as follows: $14,850 for asset impairment and write-off, $2,274 for dismantling and related costs and $5,352 for personnel costs. The Company recorded total charges to operations of $22,476 (of which $16,954 was non-cash) related to the above actions in the second quarter 2001. In conjunction with this action the Company also wrote off approximately $3,000 of inventory to cost of goods sold. In addition, the Company recorded an adjustment to reduce the previously existing restructuring reserve related to its former Chinese joint venture assets by $184.

At September 30, 2001, the Company had provisions for restructuring of $9,879 as compared to $9,007 as of December 31, 2000. The restructuring reserve related to the Sherman facility was $2,956 (dismantling $1,877, personnel costs $1,079). Substantially all of the reserve related to the Sherman facility is expected to be expended by 2001 year-end. The balance of the restructuring reserve of $6,923 relates primarily to the Spartanburg facility. Timing for utilization of this portion of the reserve is primarily dependent on the sale of the Spartanburg facility.

(5) Comprehensive Loss

Comprehensive loss for the three months ended September 30, 2001 and 2000 was $66,428 and $14,773, respectively. Comprehensive loss for the nine months ended September 30, 2001 and 2000 was $441,557 and $64,955, respectively. The Company's only adjustment from net loss to comprehensive loss was foreign currency translation adjustments in all periods presented.

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

At September 30, 2001, MEMC had currency forward contracts in the notional amount of $49,000 with an estimated fair value premium of $6,000. MEMC recognizes the gain or loss on the associated financial instruments in Nonoperating (income) expense within Other, net. Amounts recognized in the period ended September 30, 2001 were immaterial.

(7) Debt

The Company had long-term committed loan agreements of approximately $1,105,000 at September 30, 2001, of which approximately $1,097,000 was outstanding. The $8,000 of available long-term loan agreements at September 30, 2001 was with E.ON AG and its affiliates. The Company had short-term loan agreements of approximately $93,000 at September 30, 2001, of which approximately $50,000 was then outstanding. Of the $43,000 available under short-term credit agreements, $29,000 was credit facilities available only within Korea.

The silicon wafer industry is highly capital intensive. The Company's capital needs depend on numerous factors, including its profitability and investment in capital expenditures and research and development.

Historically, the Company has funded its operations primarily through loans from E.ON AG and its affiliates, internally generated funds, and issuances of common stock. To a lesser extent, the Company has raised funds by borrowing money from commercial banks. The Company is not required to make principal payments on its existing credit facilities with E.ON AG and its affiliates until 2002. Under these credit facilities, the Company cannot pledge any of its assets to secure additional financing without the consent of E.ON AG and certain of its affiliates. In addition, under the Company's loan with an affiliate of E.ON AG used to fund the acquisition of the additional 40% interest in MKC, the Company is required to pay 100% of any net proceeds received from the issuance of debt to the affiliate of E.ON AG as a mandatory principal repayment of this loan. The Company is also required to pay 75% of any cash received from MKC, through dividends, reductions or repurchases of equity, share redemptions or loans, to the affiliate of E.ON AG as a mandatory principal repayment of this loan. Finally, under the Company's remaining loan agreements with E.ON AG and its affiliates, the Company is obligated to use 75% of any proceeds from the issuance of debt and 50% of the Company's annual free cash flow, which is net of capital expenditures, to pay down the principal of these loans.

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

On September 30, 2001, E.ON AG and its affiliates entered into an agreement with Texas Pacific Group and certain of its affiliates (Texas Pacific ) relating to the sale to Texas Pacific of all of the MEMC equity and debt held by E.ON and its affiliates. In October, E.ON AG amended its July $50,000 credit facility with MEMC, as called for in the Texas Pacific purchase agreement, to increase it to $87,000. This increased collateralized credit facility matures on April 1, 2002 and bears interest at LIBOR plus 8%. However, the Company may only borrow under this credit facility for funding needs during the period on or prior to December 31, 2001. As of October 31, 2001 the Company had $23,000 available in credit facilities from E.ON AG. E.ON AG is committed, upon closing of the purchase with Texas Pacific, to provide an additional $13,000 in liquidity to the Company along with any undrawn amounts under the $87,000 collateralized credit facility. Also upon closing, Texas Pacific will provide the Company with a collateralized interest bearing line of credit for up to $150,000. This credit facility matures after five years, will bear interest at the prevailing market rate, and will contain covenants governing borrowings under the agreement. This new Texas Pacific credit facility and the additional liquidity to be provided by E.ON AG are contingent upon closing of the agreements between E.ON AG and Texas Pacific.

(8)Income Taxes

The Company increased its valuation allowance in the 2001 third quarter related to deferred tax assets in the amount of $41,000. In making this determination, the Company considered the terms and structure of both the pending divestiture by E.ON AG of its interest in the Company and the planned debt and equity restructuring contemplated by the Texas Pacific purchase agreement.

(9)New Accounting Standards

In June 2001, the Financial Accounting Standards Board simultaneously approved Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations. In August 2001, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company has not yet determined the effect that the adoption of these standards will have on its consolidated financial position or results of operations.

(10) Subsequent Events

On November 13, 2001, E.ON and its affiliates and an investor group led by Texas Pacific Group ("TPG") closed the transactions contemplated by their Purchase Agreement of September 30, 2001, under which TPG purchased all of E.ON's debt and equity holdings in the Company.

In addition, on that date the Company and TPG announced that they had reached agreement with respect to the restructuring of the Company's debt acquired by TPG from E.ON.

As a result of these transactions, TPG now beneficially owns approximately 72% of the Company's outstanding Common Stock and has exchanged all of the previously outstanding debt of approximately $860,000 acquired from E.ON for shares of the Company's newly issued Series A Cumulative Convertible Preferred Stock with a stated value of $260,000, $50,000 in principal amount of the Company's newly issued senior subordinated secured notesand warrants to purchase 16,666,667 shares of the Company's Common Stock. TPG will also retain 55 million Euro in principal amount of a note currently outstanding issued by the Company's Italian subsidiary. Assuming shareholder approval is obtained as described below, TPG will own or have the right to acquire, through conversion of the preferred stock and exercise of the warrants, approximately 182 million shares of Common Stock, representing approximately 90% of the Company's outstanding Common Stock.

As a result of the purchase of E.on's equity interest by TPG, the Company will revalue historical costs in its balance sheet to reflect the costs basis of TPG in the Company. The Company expects this to result in a significant write-down of fixed assets, which would in turn significantly reduce depreciation expense going forward.

The restructuring was approved by a Special Committee of the Board of Directors of the Company, comprised of the independent members of the Board of Directors, after review and consideration of the restructuring, the restructuring agreements and related documents, alternatives available to the Company and receipt by the Special Committee of an opinion from the financial advisors retained by the Special Committee that the transactions were fair from a financial point of view to the public stockholders of the Company.

The transactions contemplated by the restructuring documents were completed November 13, 2001, except for the restructuring of the debt of the Company's Italian subsidiary, which is expected to be completed no later than November 29, 2001.

Preferred Stock

The Company has issued and delivered to TPG 260,000 shares of Preferred Stock (stated value $1,000 per share), which bear dividends at a rate of 10% per annum, if paid in cash, or 12% per annum if paid in kind, and are convertible into shares of Common Stock at a conversion price of $2.25 per share. Until the Company obtains shareholder approval relating to the Preferred Stock and the Common Stock issuable upon conversion of the Preferred Stock pursuant to its terms, the Preferred Stock may not be converted into more than 19.9% of the outstanding shares of the Company's Common Stock. After shareholder approval, holders of the Preferred Stock will be entitled to vote with the Common Stockholders (with each share of Preferred Stock having the voting rights of that number of shares of Common Stock into which the Preferred Stock may then be converted). Holders of the preferred stock have the right to appoint and have appointed four directors to the Company's Board of Directors. At the date of closing all of the five E.ON AG affiliated members of the Company's Board of Directors resigned from the Board.

On or after the eighth anniversary of the date of issuance, the holders of the preferred stock may require the Company to redeem shares of the Preferred Stock in cash at a redemption price equal to the stated value plus accrued and unpaid dividends.

Notes and Warrants

The Company has issued and delivered to TPG $50 million of Senior Subordinated Secured Notes due 2007. The Notes bear interest at a rate of 8% (payment in kind) in years one and two, 14% (payment in kind) in years three and four and 14% (payment in kind with optional pyment in cash at the request of the noteholders)) in years five and six. As collateral under the Notes, the Company has pledged substantially all of its domestic assets, including all of the capital stock of most of its domestic subsidiaries and 65% of the capital stock certain of of its foreign subsidiaries, but excluding any assets currently pledged to support third party debt. The Company has also issued and delivered to TPG Warrants to purchase 16,666,667 shares of Common Stock at an exercise price of $3.00 per share. The Warrants may be exercised, in whole or in part, at any time and from time to time, after the Company's stockholders approve the issuance of the Common Stock underlying the Warrants until the tenth anniversary of the date of issuance. The notes and the security interest related thereto, are subordinated in priority and in right of payment to the five year revolving credit facility described below.

Pursuant to the restructuring of the debt issued by the Company's Italian subsidiary, MEMC's Italian subsidiary will issue and deliver to TPG 55 million Euro principal amount of senior secured notes due 2031. These notes will bear interest at a rate of 6% per annum and be secured by all the assets of the Italian subsidiary.

Registration Rights Agreement

The Company and TPG have entered into a registration rights agreement providing for registration rights with respect to the Preferred Stock, the shares of Common Stock issuable upon conversion of the Preferred Stock, the Warrants, the Notes, the shares of Common Stock issuable upon exercise of the Warrants, and any shares of Common Stock owned or acquired by TPG (including the shares acquired by TPG from E.ON pursuant to the Purchase Agreement) (collectively, the "Registrable Securities"). The Company has agreed that, on or before August 10, 2002, the Company will file with the SEC a shelf registration statement on Form S-3 covering resales of the Registrable Securities by the holders of those Registrable Securities.

Credit Agreement

TPG has established a five-year revolving credit facility pursuant to the Credit Agreement among the Company, the lender parties thereto and the administrative agent, pursuant to which the lenders have committed to make available to the Company a $150,000 line of credit. Loans may be drawn down as follows: (i) $50,000 at any time prior to January 1, 2002, (ii) $75,000 at any time prior to April 1, 2002, (iii) $100,000 at any time prior to July 1, 2002 and (iv) $125,000 at any time prior to October 1, 2002. Loans will bear interest at a rate of LIBOR plus 3.5% or alternate base rate plus 2.5%. As collateral under the Credit Agreement, the Company has pledged substantially all of its domestic assets, including all of the capital stock of most of its domestic subsidiaries and 65% of the capital stock of certain of its foreign subsidiaries, but excluding any assets currently pledged to support third party debt.

Merger Agreement

Pursuant to an Agreement and Plan of Merger, the Company has agreed, subject to shareholder approval, to permit the merger of TPG Wafer Holdings LLC, an affiliate of TPG ("Holdings"), with and into the Company at such time as the members of Holdings shall determine. The Company will continue in existence as the surviving corporation. As a result of the merger, the members of Holdings generally will convert their interests in Holdings into the equity securities of the Company held by Holdings, plus Common Stock of the Company having a market value equal to the principal amount of any debt securities of the Company held by Holdings.

Management Advisory Agreement

In connection with the Restructuring, the Company has entered into a management advisory agreement with TPG GenPar III, L.P. ("TPG GenPar"), pursuant to which TPG GenPar will provide certain management and financial advisory services to the Company in exchange for a management advisory fee.

Shareholder Approval

Pursuant to the Restructuring Agreement, the Company has agreed to use its best efforts to obtain, as promptly as possible, (i) any necessary approval by the stockholders of the Company relating to the Series A Preferred Stock, the shares issuable upon conversion of the Series A Preferred Stock, the Warrants and the shares issuable upon exercise of the warrants under the rules and regulations of the New York Stock Exchange, (ii) the approval by the stockholders of the Company of the plan of merger contained in the Merger Agreement in accordance with the Delaware General Corporation Law, and (iii) the approval by the stockholders of the Company of a one-for-two reverse split of the Common Stock. The Company has also agreed to use its best efforts to hold a special meeting of its stockholders for such purpose no later than February 28, 2002 and will file with the Securities and Exchange Commission a proxy statement with respect to such shareholder meeting no later than December 15, 2001.

Fees and Expenses

The Company is responsible for the payment of all its expenses incurred in connection with the Restructuring Agreement, including all fees and expenses of its legal counsel and all third-party consultants engaged by it to assist in such transactions. The Company will pay to TPG a $10,000 transaction fee and a $3,000 credit facility fee, and reimburse TPG for all its fees and disbursements of legal counsel, financial advisors and other third party consultants and other out-of-pocket expenses incurred by it in connection with the Restructuring.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales. Net sales decreased 46% to $121 million for the third quarter of 2001 from $223 million for the third quarter of 2000. MEMC Korea Company (MKC) has been consolidated since fourth quarter 2000. Had MKC been consolidated with the Company in the 2000 third quarter, the Company's net sales would have been approximately $260 million, resulting in a 53% year-over-year decline in net sales. This decline was primarily a result of a 51% product volume decrease and modest price declines. Net sales decreased 19% to $497 million for the nine months ended September 30, 2001 from $616 million for the nine months ended September 30, 2000. Had MKC been consolidated with the Company in the nine months ended September 30, 2000, the Company's net sales would have been approximately $725 million, resulting in an approximately 31% year-over-year decline in net sales, primarily a result of what would have amounted to a 31% product volume decrease.

Gross Margin. Gross margin declined to negative 29% in the third quarter of 2001 from positive 17% for the third quarter of 2000. Gross margin declined to negative 5% in the nine months ended September 30, 2001 from positive 13% in the nine months ended September 30, 2000. The decrease in gross margin in the three and nine-month periods ended September 30, 2001 compared to the corresponding year ago periods was primarily the result of under absorption of manufacturing fixed costs reflecting significantly lower product volumes.

Research and Development. Research and development expenses in the 2001 third quarter totaled $17 million, compared to $17 million in the year-ago period. Research and development expense for the nine-month periods ended September 30, 2001 and 2000, totaled $48 and $54 million, respectively. The decrease in reported expense was attributable to increased revenue from 300 millimeter wafers, which offsets the research and development expenses.

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

The restructuring charges recorded in the second quarter for the above actions were as follows: $15 million for asset impairment and write-off, $2 million for dismantling and related costs and $5 million for personnel costs. The Company recorded total charges to operations of $22 million (of which $17 million was non-cash) related to the above actions in the second quarter 2001. In conjunction with this action the Company also wrote off $3.0 million million of inventory to cost of goods sold.

Interest Expense. Interest expense increased to $23 million for the quarter ended September 30, 2001 from $19 million for the quarter ended September 30, 2000. Interest expense increased to $68 million for the nine months ended September 30, 2001 from $55 million for the nine months ended September 30, 2000. The increases in interest expense were primarily attributable to increased borrowings related to the acquisition and consolidation of MKC and additional debt for operating needs.

Income Taxes. The Company increased its valuation allowance in the 2001 third quarter related to deferred tax assets in the amount $41 million. In making this determination, the Company considered the terms and structure of both the pending divestiture by E.ON AG of its interest in the Company and the planned debt and equity restructuring contemplated by the Texas Pacific purchase agreement .

Equity in Income (Loss) of Joint Ventures. Equity in income (loss) of joint ventures for the three and nine-month periods ended September 30, 2001 relate solely to Taisil Electronic Materials Corporation (Taisil), the Company's 45%-owned, unconsolidated joint venture in Taiwan. Equity in income (loss) of joint ventures was break-even in the third quarter of 2001, as compared to income of $6.7 million in the third quarter of 2000. Of the $6.7 million equity in income of joint ventures in the third quarter of 2000, $3.7 million was attributable to Taisil and $3.0 was attributable to MKC. Equity in income of joint ventures was $0.5 million in the nine months ended September 30, 2001, as compared to income of $7.5 million in the nine months ended September 30, 2000. Of the $7.5 million equity in income of joint ventures in the nine months ended September 30, 2000, $4.0 million was attributable to Taisil and $3.5 million was attributable to MKC. The decreases attributable to Taisil for the three and nine-month periods ended September 30, 2001 as compared to 2000 were primarily due to significantly lower volumes and price declines in 2001.

Net Loss. Net loss for the nine-month periods ended September 30, 2001 and 2000 was approximately $440 million and $45 million, respectively. The increase in net loss for the nine months ended September 30, 2001 was primarily a result of the increased valuation allowance for deferred tax assets of $267 million, discontinuation of the recognition of additional deferred tax benefit of net operating loss carryforwards of $41 million, decreased gross margin of $101 million, restructuring charges of $22 million and increased net interest expense of $9 million. The Company had a net loss of $6.33 per share for the nine months ended September 30, 2001 compared to a net loss of $0.65 per share for the nine months ended September 30, 2000 on approximately 69.6 million weighted average shares outstanding for each period.

Outlook. The current market remains challenging, and visibility remains limited. The Company will continue to review its cost structure and evaluate actions to balance operating costs with the evolving market conditions.

Liquidity and Capital Resources.

At September 30, 2001, the Company had $126 million of cash and cash equivalents, including MKC cash and cash equivalents of approximately $110 million. There are significant restrictions on MKC's ability to pay dividends and make loans, thereby limiting the Company's access to MKC's cash assets.

Cash flows used by operating activities increased to $11 million for the nine months ended September 30, 2001 from $4 million for the nine months ended September 30, 2000. This $7 million increase was due primarily to increased net losses of the Company only partially offset by changes in working capital, increased depreciation as a result of the financial consolidation of MKC and the add-back of certain non-cash deferred tax asset valuation allowances and restructuring charges.

Accounts receivable of $82 million at September 30, 2001 decreased $64 million, or 44%, from $146 million at December 31, 2000. This decrease was primarily attributable to the 53% decrease in net sales during the third quarter 2001 compared to the fourth quarter of 2000. Days' sales outstanding were 62 days at September 30, 2001 compared to 52 days at December 31, 2000 based upon annualized sales for the respective immediately preceding quarters. The increase in days' sales outstanding is primarily related to the effect of lengthier collection periods in the Asian region and a slight slowdown in customer payment patterns. Management believes the Company's provision for doubtful accounts of $4 million to be sufficient at September 30, 2001.

Inventories decreased $15 million, or 11%, from December 31, 2000 to $117 million at September 30, 2001. Total related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $29 million at September 30, 2001 and $17 million at December 31, 2000. Quarter-end inventories as a percentage of annualized quarterly net sales increased 11% to 24% for the period ended September 30, 2001 compared to the period ended December 31, 2000, as a result of the significant sales decline in the third quarter 2001 as compared to the fourth quarter 2000 and the character of certain inventory items which do not fluctuate with sales levels. Management believes the Company's inventory reserves of $29 million to be sufficient at September 30, 2001.

The Company increased its valuation allowance in the 2001 third quarter related to deferred tax assets in the amount of $41 million. In making this determination, the Company considered the terms and structure of both the pending divestiture by E.ON AG of its interest in the Company and the planned debt and equity restructuring contemplated by Texas Pacific purchase agreement.

Net cash used in investing activities increased $18 million to $39 million in the nine months ended September 30, 2001 compared to $21 million in the nine months ended September 30, 2000. For the nine months ended September 30, 2001, cash used by investing activities reflected slightly increased spending on capital projects compared to 2000 primarily due to the consolidation of MKC in 2001. The nine months ended September 30, 2000 reflected cash from the consolidation of MKC in excess of the purchase price by $11 million. The capital expenditures in the first nine months of 2001 primarily related to maintenance, capabilities and 300mm. The Company expects to tightly control capital expenditures in the remainder of 2001. At September 30, 2001, the Company had $21 million of committed capital expenditures related to various manufacturing and technology projects.

The Company had long-term committed loan agreements of approximately $1,105 million at September 30, 2001, of which approximately $1,097 million was outstanding. The $8 million of available long-term loan agreements at September 30, 2001 was with E.ON AG and its affiliates. The Company had short-term loan agreements of approximately $93 million at September 30, 2001, of which approximately $50 million was outstanding. Of the $43 million available under short-term credit agreements, $29 million was credit facilities available only within Korea.

The silicon wafer industry is highly capital intensive. The Company's capital needs depend on numerous factors, including its profitability and investment in capital expenditures and research and development. As of September 30, 2001 the Company's weighted average interest rate was 8.24%.

Historically, the Company has funded its operations primarily through loans from E.ON AG and its affiliates, internally generated funds, and issuances of common stock. To a lesser extent, the Company has raised funds by borrowing money from commercial banks. The Company is not required to make principal payments on its existing credit facilities with E.ON AG and its affiliates until 2002. Under these credit facilities, the Company cannot pledge any of its assets to secure additional financing without the consent of E.ON AG and certain of its affiliates. In addition, under the Company's loan with an affiliate of E.ON AG used to fund the acquisition of the additional 40% interest in MKC, the Company is required to pay 100% of any net proceeds received from the issuance of debt to the affiliate of E.ON AG as a mandatory principal repayment of this loan. The Company is also required to pay 75% of any cash received from MKC, through dividends, reductions or repurchases of equity, share redemptions or loans, to the affiliate of E.ON AG as a mandatory principal repayment of this loan. Finally, under the Company's remaining loan agreements with E.ON AG and its affiliates, the Company is obligated to use 75% of any proceeds from the issuance of debt and 50% of the Company's annual free cash flow, which is net of capital expenditures, to pay down the principal of these loans.

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

On September 30, 2001, E.ON AG and its affiliates entered into an agreement with Texas Pacific Group and certain of its affiliates (Texas Pacific ) relating to the sale to Texas Pacific of all of the MEMC equity and debt held by E.ON and its affiliates. In October, E.ON AG amended its July $50 million credit facility with MEMC, as called for in the Texas Pacific purchase agreement, to increase it to $87 million. This increased collateralized credit facility matures on April 1, 2002 and bears interest at LIBOR plus 8%. However, the Company may only borrow under this credit facility for funding needs during the period on or prior to December 31, 2001. As of October 31, 2001 the Company had $23 million available in credit facilities from E.ON AG. E.ON AG is committed, upon closing of the purchase with Texas Pacific, to provide an additional $13 million in liquidity to the Company along with any undrawn amounts under the $87 million collateralized credit facility. Also upon closing, Texas Pacific will provide the Company with a collateralized interest bearing line of credit for up to $150 million. This credit facility matures after five years, will bear interest at the prevailing market rate, and will contain covenants governing borrowings under the agreement. This new Texas Pacific credit facility and the additional liquidity to be provided by E.ON AG are contingent upon closing of the agreements between E.ON AG and Texas Pacific.

Recent Developments

On November 13, 2001, E.ON and its affiliates and an investor group led by Texas Pacific Group ("TPG") closed the transactions contemplated by their Purchase Agreement of September 30, 2001, under which TPG purchased all of E.ON's debt and equity holdings in the Company.

In addition, on that date the Company and TPG announced that they had reached agreement with respect to the restructuring of the Company's debt acquired by TPG from E.ON.

As a result of these transactions, TPG now beneficially owns approximately 72% of the Company's outstanding Common Stock and has exchanged all of the previously outstanding debt of approximately $860 million acquired from E.ON for shares of the Company's newly issued Series A Cumulative Convertible Preferred Stock with a stated value of $260 million, $50 million in principal amount of the Company's newly issued senior subordinated secured notes and warrants to purchase 16,666,667 shares of the Company's Common Stock. TPG will also retain 55 million Euro in principal amount of a note currently outstanding issued by the Company's Italian subsidiary. Assuming shareholder approval is obtained as described below, TPG will own or have the right to acquire, through conversion of the preferred stock and exercise of the warrants, approximately 182 million shares of Common Stock, representing approximately 90% of the Company's outstanding Common Stock.

As a result of the purchase of E.on's equity interest by TPG, the Company will revalue historical costs in its balance sheet to reflect the costs basis of TPG in the Company. The Company expects this to result in a significant write-down of fixed assets, which would in turn significantly reduce depreciation expense going forward.

The restructuring was approved by a Special Committee of the Board of Directors of the Company, comprised of the independent members of the Board of Directors, after review and consideration of the restructuring, the restructuring agreements and related documents, alternatives available to the Company and receipt by the Special Committee of an opinion from the financial advisors retained by the Special Committee that the transactions were fair from a financial point of view to the public stockholders of the Company.

The transactions contemplated by the restructuring documents were completed on November 13, 2001, except for the restructuring of the debt of the Company's Italian subsidiary, which is expected to be completed no later than November 29, 2001.

Preferred Stock

The Company has issued and delivered to TPG 260,000 shares of Preferred Stock (stated value $1,000 per share), which bear dividends at a rate of 10% per annum, if paid in cash, or 12% per annum if paid in kind, and are convertible into shares of Common Stock at a conversion price of $2.25 per share. Until the Company obtains shareholder approval relating to the Preferred Stock and the Common Stock issuable upon conversion of the Preferred Stock pursuant to its terms, the Preferred Stock may not be converted into more than 19.9% of the outstanding shares of the Company's Common Stock. After shareholder approval, holders of the Preferred Stock will be entitled to vote with the Common Stockholders (with each share of Preferred Stock having the voting rights of that number of shares of Common Stock into which the Preferred Stock may then be converted). Holders of the preferred stock have the right to appoint and have appointed four directors to the Company's Board of Directors. At the date of closing all of the five E.ON AG affiliated members of the Company's Board of Directors resigned from the Board.

On or after the eighth anniversary of the date of issuance, the holders of the Preferred Stock may require the Company to redeem shares of the Preferred Stock in cash at a redemption price equal to the stated value plus accrued and unpaid dividends.

Notes and Warrants

The Company has issued and delivered to TPG $50 million of Senior Subordinated Secured Notes due 2007. The Notes bear interest at a rate of 8% (payment in kind,) in years one and two, 14% (payment in kind) in years three and four and 14% (payment in kind, with optional payment in cash at the request of the note holders) in years five and six. As collateral under the Notes, the Company has pledged substantially all of its domestic assets, including all of the capital stock of most of its domestic subsidiaries and 65% of the capital stock certain of its foreign subsidiaries, but excluding any assets currently pledged to support third party debt. The Company has also issued and delivered to TPG Warrants to purchase 16,666,667 shares of Common Stock at an exercise price of $3.00 per share. The Warrants may be exercised, in whole or in part, at any time and from time to time, after the Company's stockholders approve the issuance of the Common Stock underlying the Warrants until the tenth anniversary of the date of issuance. The notes and the security interest related thereto, are subordinated in priority and in right of payment to the five year revolving credit facility described below.

Pursuant to the restructuring of the debt issued by the Company's Italian subsidiary, MEMC's Italian subsidiary will issue and deliver to TPG 55 million Euro principal amount of senior secured notes due 2031. These notes will bear interest at a rate of 6% per annum and be secured by all the assets of the Italian subsidiary.

Registration Rights Agreement

The Company and TPG have entered into a registration rights agreement providing for registration rights with respect to the Preferred Stock, the shares of Common Stock issuable upon conversion of the Preferred Stock, the Warrants, the Notes, the shares of Common Stock issuable upon exercise of the Warrants, and any shares of Common Stock owned or acquired by TPG (including the shares acquired by TPG from E.ON pursuant to the Purchase Agreement) (collectively, the "Registrable Securities"). The Company has agreed that, on or before August 10, 2002, the Company will file with the SEC a shelf registration statement on Form S-3 covering resales of the Registrable Securities by the holders of those Registrable Securities.

Credit Agreement

TPG has established a five-year revolving credit facility pursuant to the Credit Agreement among the Company, the lender parties thereto and the administrative agent, pursuant to which the lenders have committed to make available to the Company a $150 million line of credit. Loans may be drawn down as follows: (i) $50 million at any time prior to January 1, 2002, (ii) $75 million at any time prior to April 1, 2002, (iii) $100 million at any time prior to July 1, 2002 and (iv) $125 million at any time prior to October 1, 2002. Loans will bear interest at a rate of LIBOR plus 3.5% or alternate base rate plus 2.5%. As collateral under the Credit Agreement, the Company has pledged substantially all of its domestic assets, including all of the capital stock of most of its domestic subsidiaries and 65% of the capital stock of certain of its foreign subsidiaries, but excluding any assets currently pledged to support third party debt.

Merger Agreement

Pursuant to an Agreement and Plan of Merger, the Company has agreed, subject to shareholder approval, to permit the merger of TPG Wafer Holdings LLC, an affiliate of TPG ("Holdings"), with and into the Company at such time as the members of Holdings shall determine. The Company will continue in existence as the surviving corporation. As a result of the merger, the members of Holdings generally will convert their interests in Holdings into the equity securities of the Company held by Holdings, plus Common Stock of the Company having a market value equal to the principal amount of any debt securities of the Company held by Holdings.

Management Advisory Agreement

In connection with the Restructuring, the Company has entered into a management advisory agreement with TPG GenPar III, L.P. ("TPG GenPar"), pursuant to which TPG GenPar will provide certain management and financial advisory services to the Company in exchange for a management advisory fee.

Shareholder Approval

Pursuant to the Restructuring Agreement, the Company has agreed to use its best efforts to obtain, as promptly as possible, (i) any necessary approval by the stockholders of the Company relating to the Series A Preferred Stock, the shares issuable upon conversion of the Series A Preferred Stock, the Warrants and the shares issuable upon exercise of the warrants under the rules and regulations of the New York Stock Exchange, (ii) the approval by the stockholders of the Company of the plan of merger contained in the Merger Agreement in accordance with the Delaware General Corporation Law, and (iii) the approval by the stockholders of the Company of a one-for-two reverse split of the Common Stock. The Company has also agreed to use its best efforts to hold a special meeting of its stockholders for such purpose no later than February 28, 2002 and will file with the Securities and Exchange Commission a proxy statement with respect to such shareholder meeting no later than December 15, 2001.

Fees and Expenses

The Company is responsible for the payment of all its expenses incurred in connection with the Restructuring Agreement, including all fees and expenses of its legal counsel and all third-party consultants engaged by it to assist in such transactions. The Company will pay to TPG a $10 million transaction fee and a $3 million credit facility fee, and reimburse TPG for all its fees and disbursements of legal counsel, financial advisors and other third party consultants and other out-of-pocket expenses incurred by it in connection with the Restructuring.

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the timing and utilization of the restructuring reserve; and the significant write-down of the book value of the Company's fixed assets, timing and restructuing of the debt issued by the Company's Italian subsidiary; and effect of new accounting standards;;. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for silicon wafers; utilization of manufacturing capacity; inventory levels at customers; demand for semiconductors generally; changes in the pricing environment; general economic conditions; competitors' actions; changes in currency exchange rates; technological changes; changes in product specifications and manufacturing processes; accuracy of management's assumptions regarding the dismantling and sale of the Spartanburg facility and the dismantling and sale of the equipment at the Sherman small diameter line; stockholder approval of certain matters relating to the Series A Cumulative Convertible Preferred Stock and the warrants; changes in the plans and intentions of third parties, changes in financial market conditions; changes in interest rates; and other risks described in the Company's filing with the Securities and Exchange Commission, including the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

3(ii)	Restated By-laws of the Company
10-vvv	Euro 55,000,000 Amended and Restated Credit Agreement dated as of September 22, 2001 between MEMC Electronic Materials, S.p.A. and E.ON International Finance B.V.
10-vvv(1)	Amended and Restated Guaranty Agreement dated as of September 22, 2001 between the Company and E.ON International B.V.
10-yyy	U.S. $50,000,000 Second Amended and Restated Revolving Credit Agreement dated as of September 4, 2001 among the Company, MEMC Pasadena, Inc. and E.ON AG
10-yyy(1)	Amendment No. 1 to the Second and Restated Revolving Credit Agreement dated as of September 28, 2001 among the Company, MEMC Pasadena, Inc. and E.ON AG
10-yyy(2)	Amended and Restated Security Agreement dated as of July 26, 2001 among the Company, MEMC Pasadena, Inc. and E.ON AG
10-yyy(3)	Amendment No 1. to the Security Agreement dated September 4, 2001 among the Company, MEMC Pasadena, Inc. and E.ON AG
10-yyy(4)	Amended and Restated Pledge Agreement dated as of September 28, 2001 between the Company and E.ON AG
10-yyy(5)	Pledge Agreement dated as of September 28, 2001 between the Company and E.ON AG

-------------------------------

(b) Reports on Form 8-K
During the third quarter of 2001, the Company filed no current reports on Form 8-K.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

November 14, 2001	/s/ James M. Stolze
James M. Stolze
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601of Regulation S-K.

Number Exhibit	Description
3(ii)	Restated By-laws of the Company
10-vvv	Euro 55,000,000 Amended and Restated Credit Agreement dated as of September 22, 2001 between MEMC Electronic Materials, S.p.A. and E.ON International Finance B.V.
10-vvv(1)	Amended and Restated Guaranty Agreement dated as of September 22, 2001 between the Company and E.ON International B.V.
10-yyy	U.S. $50,000,000 Second Amended and Restated Revolving Credit Agreement dated as of September 4, 2001 among the Company, MEMC Pasadena, Inc. and E.ON AG
10-yyy(1)	Amendment No. 1 to the Second and Restated Revolving Credit Agreement dated as of September 28, 2001 among the Company, MEMC Pasadena, Inc. and E.ON AG
10-yyy(2)	Amended and Restated Security Agreement dated as of July 26, 2001 among the Company, MEMC Pasadena, Inc. and E.ON AG
10-yyy(3)	Amendment No 1. to the Security Agreement dated September 4, 2001 among the Company, MEMC Pasadena, Inc. and E.ON AG
10-yyy(4)	Amended and Restated Pledge Agreement dated as of September 28, 2001 between the Company and E.ON AG
10-yyy(5)	Pledge Agreement dated as of September 28, 2001 between the Company and E.ON AG