Form 10-K405
period 2001-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2002-03-28
CIK 945436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-K

    (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE
                                (TITLE OF CLASS)
                               ------------------

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on March 11, 2002, as reported by the New York Stock Exchange, was approximately $96.1 million.

         The number of shares outstanding of the registrant's Common Stock as of March 11, 2002, was 69,612,900 shares.

                               ------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 2001 (Part I and Part II of Form 10-K).

(2) Portions of the registrant's Notice of Annual Meeting of Stockholders and Proxy Statement for the 2002 Annual Meeting.


================================================================================

                                     PART I

ITEM 1. BUSINESS

GENERAL

     We are a leading worldwide producer of silicon wafers for the semiconductor device industry. We operate manufacturing facilities owned directly in Europe, Japan, Malaysia, South Korea and the United States and through a joint venture in Taiwan. We sell silicon wafers to virtually all of the world's largest manufacturers of semiconductors, which include the world's largest foundries as well as the major memory, microprocessor and application specific integrated circuit manufacturers. We provide three main types of silicon wafers. Our prime polished wafer is a highly refined, pure silicon wafer with an ultraflat and ultraclean surface. Our epitaxial wafer consists of a thin single-crystal silicon layer grown on the polished surface of the silicon wafer. We also provide test/monitor wafers, which are used by our customers for testing semiconductor fabrication lines and processes.

     MEMC was incorporated in 1984 under the name Dynamit Nobel Silicon Holdings, Inc. (DNS). Huls AG, a subsidiary of VEBA AG, subsequently acquired ownership of DNS. In 1989, Huls AG, through DNS and other related companies, acquired the electronic materials businesses operated by Monsanto Company (Monsanto) in the United States, Europe, Japan and Malaysia. Huls AG changed the name of DNS to MEMC Electronic Materials, Inc. and combined the assets acquired from Monsanto with the assets of its United States and Italian silicon wafer businesses to form the current MEMC. VEBA Corporation, a subsidiary of VEBA AG, acquired all of the outstanding common stock of MEMC from Huls AG in 1990, which it subsequently transferred to its wholly-owned subsidiary, Huls Corporation, in 1993. On July 12, 1995, we completed our initial public stock offering. As a result of the public stock offering, Huls Corporation's ownership of our outstanding common stock was reduced to 51.9%. On September 30, 1998, Huls Corporation merged into VEBA Corporation.

     On March 22, 1999, we sold 15,399,130 shares of our common stock to VEBA Zweite Verwaltungsgesellschaft mbH (VEBA Zweite), a subsidiary of VEBA AG, in a private placement. On April 16, 1999, we sold an additional 13,069,898 shares of our common stock to VEBA Zweite in connection with a rights offering. On June 16, 2000, VEBA AG merged with VIAG AG. The VEBA/VIAG Group became known as E.ON AG. VEBA Corporation became known as E.ON North America, Inc. E.ON AG and its affiliates (E.ON) continued to own 71.8% of our outstanding common stock until November 13, 2001.

     On September 30, 2001, E.ON and an investor group led by Texas Pacific Group, including TPG Wafer Holdings LLC and funds managed by Leonard Green & Partners, L.P. and TCW/Crescent Mezzanine Management III LLC (collectively,
TPG), entered into a purchase agreement. Prior to the closing contemplated by the purchase agreement, TPG Wafer Holdings formed MEMC Holdings Corporation as a wholly owned subsidiary. Pursuant to the purchase agreement, on November 13, 2001, TPG Wafer Holdings and its assignees, including MEMC Holdings Corporation, purchased all of E.ON's debt in MEMC of approximately $910 million and all of E.ON's equity holdings in MEMC of 49,959,970 shares of MEMC common stock, representing approximately 72% of the outstanding shares of MEMC common stock. MEMC Holdings Corporation acquired approximately $411 million of the total $910 million debt.

         In connection with the transactions contemplated by the purchase agreement, on November 13, 2001, MEMC and TPG Wafer Holdings entered into a restructuring agreement. Pursuant to the restructuring agreement, the following steps were taken:

         o TPG Wafer Holdings exchanged with MEMC all of the shares of the Class A Common Stock of MEMC Holdings Corporation for 260,000 shares of our Series A Cumulative Convertible Preferred Stock, having an aggregate stated value of $260 million.

         o TPG exchanged with MEMC approximately $449 million of the acquired debt, all of which was then cancelled, for $50 million in principal amount of our senior subordinated secured notes, with detachable warrants to acquire up to 16,666,667 shares of our common stock.

         o TPG retained an existing 55 million Euro (approximately $50 million) note from our Italian subsidiary.

         o TPG established a five-year revolving credit facility to make available to us up to $150 million in senior secured loans (which facility was replaced in December 2001 by a substantially similar $150 million Citibank revolving credit facility).

         o We entered into other agreements, including a registration rights agreement and an agreement and plan of merger relating to the merger agreement between MEMC and TPG Wafer Holdings.

         o All of the E.ON affiliated members and two independent members resigned from the MEMC Board of Directors, and the Board appointed four nominees designated by TPG Wafer Holdings. Shortly thereafter, the Board appointed two additional persons to the Board. The size of the Board was subsequently increased to ten persons and the Board appointed two additional directors to fill the vacancies.

         o TPG Wafer Holdings subsequently exchanged with MEMC the one outstanding share of Class B Common Stock of MEMC Holdings Corporation held by TPG Wafer Holdings for a promissory note from MEMC having a principal amount of $250. MEMC Holdings Corporation, the holder of approximately $411 million of MEMC debt previously owed to E.ON, is now a wholly owned subsidiary of MEMC.

         As a result of these transactions, approximately $860 million of the MEMC debt acquired from E.ON has been exchanged for our preferred stock, notes and warrants and TPG now beneficially owns approximately 72% of the outstanding MEMC common stock. Subject to the approval of our stockholders, the preferred stock is convertible into shares of our common stock at a price of $2.25 per share. The preferred stock bears dividends at a rate of 10% per annum if paid in cash or 12% if paid in kind. Subject to the approval of our stockholders, the preferred stock will have voting rights with the holders of the common stock. Shares of preferred stock not converted by November 13, 2009, are redeemable for cash at the holder's option. The warrants will be exercisable until November 13, 2011 at an exercise price of $3.00 per share, but only after we have obtained stockholder approval.

         Pursuant to the restructuring agreement, we agreed to use our best efforts to obtain, as promptly as possible, any necessary approval of our stockholders relating to the preferred stock, the shares of common stock issuable upon conversion of the preferred stock, the warrants and the shares of common stock issuable upon exercise of the warrants as required by the rules and regulations of the New York Stock Exchange.

         If we obtain such stockholder approval, TPG will own or have the right to acquire, through ownership of the common stock acquired from E.ON, conversion of the preferred stock (excluding accrued but unpaid dividends) and exercise of the warrants, a minimum of approximately 182 million shares of common stock, which would represent approximately 90% of our outstanding common stock. TPG has agreed not to convert any of the preferred stock unless and until we have obtained such stockholder approval. Because the preferred stock earns cumulative dividends that may be payable in kind upon conversion, if TPG were not to convert any preferred stock until immediately prior to the redemption date in 2009, TPG would own or have the right to acquire a maximum of approximately 364 million shares of common stock, which would represent approximately 95% of our outstanding common stock.

     We are engaged in one reportable industry segment--the design, manufacture and sale of electronic grade silicon wafers for the semiconductor industry. Financial information regarding this industry segment is contained in our 2001 Annual Report to Stockholders ("2001 Annual Report"), which information is incorporated herein by reference.

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

     Although the worldwide semiconductor device industry grew at a compound annual growth rate of 16.0% from $24 billion in revenues in 1985 to $226 billion in 2000 according to Dataquest estimates, the industry has been characterized by cyclicality and periods of overcapacity. For example, semiconductor revenues grew by only 3.5% in 1997 and declined by 5.6% in 1998, according to Dataquest estimates. In 1999 and 2000, semiconductor revenues grew by 22.8% and 32.7%, respectively, according to Dataquest estimates. This growth was attributable to increased demand driven by growth in the Internet and mobile electronic device markets, an upturn in global economic conditions and the resulting tightness in capacity. In 2001, semiconductor industry revenues declined by an estimated 30% to 34%, according to Dataquest estimates, as a result of weakened demand and a broad-based inventory correction. This decrease was the worst year-over-year revenue decline in the history of the semiconductor industry, according to Dataquest.

     The growth of the silicon wafer industry historically has been correlated to the growth of the semiconductor device industry. The silicon wafer industry grew at a compound annual growth rate of 11% from 1,177 million square inches in 1985 to 5,663 million square inches in 2000, according to Dataquest estimates. From 1993 through the first half of 1996, the silicon wafer industry was characterized by excess demand, wafer shortages and increases in average selling prices of silicon wafers. Due to these shortages and anticipated future demand, wafer manufacturers added significant capacity, especially for 200 millimeter wafers, the predominant wafer used in the industry today. This additional capacity, along with the semiconductor device industry slowdown, left the silicon wafer industry in a state of overcapacity. This overcapacity resulted in significant average selling price declines starting in 1997 and continuing through early 1999. During this period, certain semiconductor device manufacturers eliminated their silicon wafer manufacturing capabilities, and several silicon wafer manufacturers, including us, rationalized their capacity and reduced their workforces.

     In 1999 and 2000, due to the increased demand for semiconductor devices, silicon wafer consumption increased by 23.9% and 23.7%, respectively, according to Dataquest. The increase in silicon wafer consumption, along with the rationalization in the industry, resulted in more balanced supply and demand conditions in the wafer industry, especially for 200 millimeter wafers. The supply of 150 millimeter and smaller diameter wafers continued to exceed demand in 2000. The more balanced supply and demand conditions nonetheless resulted in a stabilized pricing environment in 2000.

     In 2001, as a result of the decline in the semiconductor industry, silicon wafer consumption decreased 29%, according to Dataquest's latest estimates. The decline in silicon wafer demand resulted in excess supply in the wafer industry, especially for 150 millimeter wafers. By the end of 2001, this excess supply resulted in increased downward pressure on average selling prices.

     Semiconductor device manufacturers continue to focus on improving their efficiency and lowering their cost per device. Because larger silicon wafers allow for an increased number of semiconductor devices per wafer, moving to larger wafers can provide semiconductor device manufacturers with higher productivity and reduced cost per device. Thus, semiconductor device manufacturers have moved continuously to larger diameter wafers, with the 200 millimeter wafer being the primary wafer used today. According to Dataquest's latest estimates, the 200 millimeter wafer is expected to be the primary wafer size until at least 2006. We believe the next size wafer to be used in large scale production will be a 300 millimeter diameter wafer. Semiconductor device manufacturers are expected to gradually migrate to this larger wafer.

PRODUCTS

     We manufacture silicon wafers according to precise specifications required by our customers. These specifications include diameter, surface features, composition, purity levels, crystal and electrical properties. We manufacture wafers in sizes ranging in diameter from 100 to 300 millimeters.

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

     We are continually advancing our products' capabilities. Our new products and product features are designed to address the needs of our customers as they move to more advanced devices. These more complex devices require advanced silicon wafer capabilities to enable our customers to manufacture these devices at acceptable yields. In addition to other new product offerings, we offer wafers with the Magic Denuded Zone(R), or MDZ(R), product feature. This patented product feature increases our customers' yields in both prime polished and epitaxial wafers by drawing impurities away from the surface of the wafer.

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

     We recently introduced our OPTIA(TM) silicon wafer, a defect-free silicon wafer based on our patented technologies and processes, including MDZ(R). We believe the OPTIA(TM) wafer is the most technically advanced silicon wafer available today. We are shipping commercial volumes of OPTIA(TM) wafers to some customers, and we are in the process of qualifying OPTIA(TM) wafers with other customers.

     In 2000, we introduced our ADVANTA(TM) product, which allows our customers to make more complex semiconductor devices at acceptable yield levels by reducing the number of defects in the crystal structure in the wafer. The ADVANTA(TM) product, which may include the MDZ(R) feature, offers higher performance than a standard polished wafer. We are currently shipping significant volumes of ADVANTA(TM) wafers to our customers.

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

     We recently introduced our AEGIS(TM) product that is designed as a drop-in replacement for many polished, annealed, and other epitaxial wafers. The AEGIS(TM) wafer includes a thin epitaxial layer grown on a standard substrate and also incorporates our MDZ(R) product feature. The AEGIS(TM) wafer's thin epitaxial layer eliminates harmful defects on the surface of the wafer, thereby allowing chip manufacturers to increase yields and improve process reliability. We are shipping commercial volumes of AEGIS(TM) wafers to some customers, and we are in the process of qualifying AEGIS(TM) wafers with other customers.


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

     We complete sales principally through indicative-only contracts of one year or less which indicate expected volumes and specify price. Over half of our 2001 net sales were to customers located outside North America, and substantially all of the 2001 sales of our unconsolidated joint venture were in the Asia Pacific region, excluding Japan.

     We derive most of our revenues from a small number of customers. In 2001, we made approximately 63% of our sales to ten customers, with Samsung Electronics Company, Ltd. and STMicroelectronics N.V. accounting for approximately 18% and 10% of our sales, respectively. In 2001, no other customer accounted for 10% or more of our sales. See "Risk Factors--We have a limited number of principal customers, and, accordingly, a loss of one or several of those customers would hurt our business."

MANUFACTURING

     To meet our customers' needs worldwide, we have established a global manufacturing network consisting of eight silicon wafer manufacturing facilities, including our unconsolidated joint venture in Taiwan. In certain of these facilities, we have fully integrated manufacturing capabilities that encompass the full range of wafer manufacturing process steps, including ingot growth, wafer slicing, wafer polishing and epitaxial deposition. We conduct certain of our processes in state-of-the-art Class 1 cleanroom environments.


RAW MATERIALS

     The main raw material in our production process is polysilicon. We produce over two-thirds of our total polysilicon requirements and purchase the remainder of our requirements from others. Our requirements for polysilicon include chunk polysilicon and granular polysilicon. The availability of chunk polysilicon currently significantly exceeds demand. We believe that an adequate supply of chunk polysilicon will be available internally or from others for the foreseeable future. We produce all of our requirements for granular polysilicon at our facility in Pasadena, Texas. We do not believe there are other sources of electronic grade granular polysilicon. Chunk polysilicon can be substituted for granular polysilicon, although in some cases we may be required to obtain new qualifications from our customers in order to substitute chunk polysilicon for granular polysilicon.

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


RESEARCH AND DEVELOPMENT

     The silicon wafer market is characterized by continuous technological development and product innovation. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Accordingly, we devote a significant portion of our financial and human resources to research and development programs. Our goal is to maintain a close working relationship with our customers to continually develop new products and refine existing products to meet the needs of the marketplace. To strengthen this relationship and interaction, we assign research and development applications engineers to key customer accounts worldwide.

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

     Our technology efforts are closely aligned with our customers' requirements. Our current research and development activities are focused on:

     o    enhancement of existing products;

     o    manufacturing process improvements and cost reduction; and

     o    development of advanced silicon wafer products.

     We continue to devote a significant portion of our research and development resources to enhance our position in the crystal technology area. We have a large number of engineers and scientists, located in our St. Peters, Missouri, Merano, Italy and Utsunomiya, Japan facilities, who are devoted to this area and to our further understanding of defect control, cost reduction and the use of granular polysilicon. We are also developing our advanced epitaxial wafer technology with a dedicated staff of scientists located in our St. Peters, Missouri, Novara, Italy and Utsunomiya, Japan facilities, who focus on the development of new epitaxial wafer products and cost reduction processes.

     We produced our first 300 millimeter diameter wafers in 1991. We continue to enhance our 300 millimeter technology program utilizing our staff of research and development scientists, engineers and technicians located in our St. Peters, Missouri and Utsunomiya, Japan facilities. We are working with industry-wide 300 millimeter organizations and consortia and selected early 300 millimeter semiconductor device manufacturers. We are also focusing on process design cost improvement. In January 2002, we announced the transition of our 300 millimeter Center of Excellence from a pilot line to a full-scale 300 millimeter silicon wafer manufacturing facility.

     Research and development expenses were $65.7 million in 2001, $72.2 million in 2000, and $85.0 million in 1999, or 10.6%, 8.3%, and 12.3% of our net sales for those periods, respectively. We expect research and development expenditures will continue to constitute a substantial percentage of our revenues for the foreseeable future.


COMPETITION

     The market for silicon wafers is highly competitive. We face intense competition from established manufacturers throughout the world. Some of our competitors have greater financial, engineering, manufacturing and marketing resources than we have. Our major competitors include Shin-Etsu Handotai, Sumitomo Mitsubishi Silicon, Wacker Siltronic and Komatsu Electronic Metals. We believe that we possess certain technological and other strengths relative to our competitors. However, realizing and maintaining such strengths requires us to continue making a high level of investment in research and development, marketing and customer service and support. Our inability to maintain such investments could have a material adverse effect on our ability to compete in the silicon wafer market and on our operating results. For other risks related to competition, see "Risk Factors--We experience intense competition in the silicon wafer industry, which may have an adverse effect on our business."


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

   Taisil Electronic Materials Corporation

     In 1994, we formed Taisil Electronic Materials Corporation, commonly known as Taisil, with China Steel Corporation, a Taiwanese steel manufacturer. Taisil manufactures and sells silicon wafers in Taiwan. Taisil generated net sales of $83.5 million in 2001, $126.0 million in 2000, and $94.4 million in 1999. A majority of Taisil's sales in each of these years was to three customers. We own 45% of Taisil. The remainder of Taisil is owned by China Steel Corporation (35%), Chiao Tung Bank (5%), the China Development Corporation (10%) and employees and others (5%).

     We have agreed to provide technical assistance and information to Taisil. We have also granted licenses to Taisil to use certain technology to manufacture and sell silicon wafers. In exchange for such technical assistance and licenses, we receive semi-annual royalties based on Taisil's net sales and operating income.

     We have guaranteed certain indebtedness of Taisil. At December 31, 2001, these guarantees totaled $10.2 million. In January 2002, Taisil fully paid the debt underlying these guarantees. Accordingly, as of January 2002, we have no guarantees outstanding against Taisil's debt.

   MEMC Korea Company

     In 1990, we entered into a joint venture in South Korea with Samsung Electronics Company, Ltd. and Pohang Iron and Steel Company, Limited. Samsung is a South Korean manufacturer of integrated circuits and was our largest customer in 2001. The South Korean joint venture, originally known as POSCO HULS Company Limited, manufactures and sells silicon wafers primarily in South Korea.

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

     MKC generated net sales of $142.4 million for the first nine months of 2000 and sales of $158.0 million in 1999. A significant majority of MKC's sales in each of these periods was to Samsung.

     We have agreed to provide technical assistance and information to MKC. We have also granted licenses to MKC to use certain technology to manufacture, promote and sell silicon wafers. In exchange for such technical assistance and licenses, we receive quarterly royalties based on net sales and an annual royalty based on net income after taxes.

   MEMC Southwest Inc.

     In 1995, we entered into a joint venture in Sherman, Texas with Texas Instruments Incorporated named MEMC Southwest Inc. Texas Instruments is a Dallas-based manufacturer of integrated circuits and is one of our largest customers. In connection with the formation of the joint venture, Texas Instruments contributed substantially all of the assets relating to its then existing in-house silicon wafer manufacturing operations for 150 millimeter and smaller diameter wafers. The joint venture constructed a new, state-of-the-art, 200 millimeter wafer manufacturing facility, also located in Sherman, Texas, that commenced commercial production in 1997. In 2001, as a part of our continuing efforts to focus our manufacturing facilities, to improve our cost structure, and to balance our production capabilities with the evolving market conditions, we decided to close the 150 millimeter and smaller diameter wafer line at MEMC Southwest. We own 80% of MEMC Southwest, and Texas Instruments owns 20%. We consolidate the operating results, assets and liabilities of MEMC Southwest in our financial statements.

     We have agreed to provide technical assistance and information to MEMC Southwest. We have also granted licenses to MEMC Southwest to use certain technology to manufacture, promote and sell silicon wafers.

OPTION ON PASADENA FACILITY

     In September 1998, we granted Tokuyama Corporation, Marubeni Corporation and Marubeni America Corporation an option to acquire a majority interest in MEMC Pasadena, Inc. Tokuyama is a Japanese polysilicon manufacturer and Marubeni is a Japanese trading company. MEMC Pasadena is our granular polysilicon subsidiary. In exchange for the option, Tokuyama and Marubeni made an option payment to us. The initial term of the option was two years, subject to a one year extension at the option of Tokuyama and Marubeni. On September 22, 2000, Tokuyama and Marubeni extended the option for one year until September 30, 2001. During 2001, Tokuyama and Marubeni further extended the option until October 31, 2002. If Tokuyama and Marubeni exercise their option, we will then negotiate the terms and conditions (including price) of the exercise with them based on the market value at that time. The entire option payment will be applied toward the ultimate purchase price. If Tokuyama and Marubeni do not exercise their option, then we will return one-half of the option payment to them. During the term of the option, Tokuyama and Marubeni have a right of first refusal over any transfer of MEMC Pasadena's granular polysilicon business. In connection with the option, Tokuyama agreed to provide technical assistance to MEMC Pasadena for two years to help improve the quality of MEMC Pasadena's granular polysilicon products. In connection with the extensions of the option, the parties have extended the technical assistance agreement through October 31, 2002.

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

     As of December 31, 2001, we owned of record or beneficially approximately 200 U.S. patents, of which approximately 10 will expire by 2005, approximately 20 will expire between 2006 and 2010 and approximately 170 will expire after 2010. As of December 31, 2001, we owned of record or beneficially approximately 310 foreign patents, of which approximately 30 will expire by 2005, approximately 65 will expire between 2006 and 2010 and approximately 215 will expire after 2010. These foreign patents are generally counterparts of our U.S. patents. We cannot be certain, however, that any of these patents will not be challenged, invalidated or circumvented in the future, or that they do or will provide a competitive advantage. As of December 31, 2001, we had approximately 120 pending U.S. patent applications.

     We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. In addition, in the technology transfer agreement among us, Texas Instruments Incorporated and MEMC Southwest, we have agreed to indemnify MEMC Southwest and Texas Instruments Incorporated against certain claims of infringement of the intellectual property rights of others.

     See "Risk Factors--Much of our proprietary information is not patented and may not be patentable" and "Risk Factors-- The protection of our intellectual property rights and the defense of claims of infringement against us by third parties may subject us to costly patent litigation".

EMPLOYEES

     At December 31, 2001, we had approximately 4,700 full-time employees and 50 temporary workers worldwide. We have not experienced any material work stoppages at any of our facilities during the last several years.



GEOGRAPHIC INFORMATION

     Information regarding our foreign and domestic operations is contained in
Note 19 on page 49 of our 2001 Annual Report, which information is incorporated herein by reference.


RISK FACTORS

     This Annual Report on Form 10-K contains "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995, including those set forth under "Item 1. Business" and "Item 3. Legal Proceedings" and those incorporated herein by reference from our 2001 Annual Report. In addition to the business risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statement made by us.

   We have had significant operating and net losses, and we may have future losses

     With the exception of the third and fourth quarters of 2000, we have not reported an operating profit since the third quarter of 1997. In 2001, we had an operating loss of $219 million and a net loss of $518 million, which included restructuring costs of $32 million and an increase in our valuation allowance related to deferred tax assets of $333 million. We have not reported an annual operating profit since 1996. Due to current market conditions in the silicon wafer industry and other factors, we cannot predict how long we will continue to experience net losses or whether we will experience operating losses in the future.

   Our loan instruments contain restrictive covenants

    The $150 million Citibank revolving credit facility and the indenture for our senior subordinated secured notes contain certain covenants, including covenants to maintain minimum quarterly consolidated EBITDA, minimum monthly consolidated backlog, minimum monthly consolidated revenues, maximum annual capital expenditures and other covenants customary for revolving loans and indentures of this type and size. In the event that we were in violation of these covenants, the loan commitments under the revolving credit facility may terminate and the loans and accrued interest then outstanding under the facility and the senior subordinated secured notes and accrued interest thereon may be due and payable immediately. This would have a material adverse effect on us.

   We may be required to prepay outstanding borrowings under the $150 million Citibank revolving credit facility in the event that any guarantor does not renew its guaranty, terminates its guaranty or defaults under its guaranty

     The $150 million Citibank revolving credit facility is guaranteed by TPG. The terms of the various guaranties are shorter than the term of the revolving credit facility. In addition, each guarantor may terminate its guaranty for any reason. In the event that a guarantor terminates its guaranty, or does not renew its guaranty and in the case of a non-renewal the lenders have not received cash collateral or a replacement guaranty executed by a replacement guarantor satisfactory to the lenders, then the loan commitments under the revolving credit facility will terminate and we will be required to repay all outstanding loans and accrued interest under this facility. Likewise, if any guarantor defaults under its guaranty, then the guarantor's default will constitute an event of default under this revolving credit facility. In such event, the loan commitments under this revolving credit facility may terminate and the loans and accrued interest under the facility may be due and payable immediately.

     In any of these events, the guarantors have severally agreed to make new revolving credit loans available to us on terms and conditions no less favorable to us than provided in the original $150 million revolving credit facility between us and TPG. The original TPG $150 million revolving credit facility was substantially similar to the Citibank $150 million revolving credit facility except that the interest rates were 2% higher than the interest rates under the Citibank revolving credit facility. Accordingly, we could be required to pay higher interest rates on any replacement financing provided by the guarantors. In addition, the guarantors may not have sufficient funds and assets to provide this replacement financing and we may be required to obtain replacement financing from third parties. We cannot be certain that we would be able to obtain the replacement financing on a timely basis or at all. This would have a material adverse effect on us.

   We may be required to redeem our preferred stock, repay outstanding loans and accrued interest under the $150 million Citibank revolving credit facility and repurchase our senior subordinated notes in the event that TPG does not continue to own a substantial portion of our stock

      The $150 million Citibank revolving credit facility, the indenture for our senior subordinated secured notes and the certificate of designations for our Series A Cumulative Convertible Preferred Stock contain change in control provisions. Under these instruments, if (1) TPG's ownership interest in us is reduced below 15% (or, in the case of the indenture, 30%) of our total outstanding equity interests, (2) another person or group acquires ownership of a greater percentage of our outstanding equity than TPG, or (3) a majority of our board of directors is neither nominated by our board of directors nor appointed by directors so nominated, then:

          o our Series A Cumulative Convertible Preferred Stock becomes redeemable at the option of the holders at 101% of its stated value plus the amount, if any, of all accumulated and unpaid dividends;

          o an event of default shall be deemed to have occurred under the Citibank revolving credit facility in which event the loan commitments under this facility may terminate and the loans and accrued interest then outstanding may become immediately due and payable; and

          o the holders of the senior subordinated secured notes will have the right to require us to repurchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest.

In such event, we may not have sufficient funds to redeem the preferred stock, repay the outstanding loans and accrued interest under the Citibank revolving credit facility and/or repurchase the senior subordinated secured notes and we would need to seek and obtain replacement financing. We cannot be certain that we would be able to refinance these amounts. This would have a material adverse effect on us.

    We may not be able to obtain capital from other parties in the future to meet our needs and may be forced to reduce or forego investments in our business

     The silicon wafer industry is highly capital intensive. Our capital needs depend on numerous factors, including our profitability and our investment in capital expenditures and research and development. We incurred negative cash flows from operations in 1998, 1999 and 2001. Historically, we have funded our capital needs primarily through loans from or guaranteed by our majority owner, issuances of common stock and internally generated funds. To a lesser extent, we have raised funds by borrowing money from commercial banks.

     We cannot be certain that we will be able to obtain capital in the future to meet our needs. If we cannot obtain future funding, whether from current or new lenders or investors, we may be required to reduce or forego our investments in research and development, marketing, customer service and support and capital expenditures for existing and new products, including 300 millimeter products. In addition, we may have to divest assets. Such reductions or divestitures could materially adversely affect our business and our ability to compete. Moreover, the terms and pricing of any such future financing may be significantly less favorable to us than those in our current debt and equity instruments. Future financing transactions could dilute or otherwise materially adversely affect the holdings or rights of our investors.

     Under the terms of the $150 million Citibank revolving credit facility and the indenture for our senior subordinated secured notes, we generally cannot borrow from third parties or pledge assets without the consent of the lenders and note holders, respectively. Under these instruments, we are also generally required to use 75% of the net proceeds from the issuance of debt or equity, first, to repay outstanding borrowings under the revolving credit facility and, second, to the extent such borrowings are repaid in full, to redeem the notes. Under the terms of the 55 million Euro note issued by our Italian subsidiary, we are required to pay 100% of any net proceeds from the issuance of debt and 50% of our annual net free cash flow, which is net of capital expenditures, as a mandatory principal repayment of this note. Finally, under the terms of the Euro note, we are required to pay 75% of any cash received from MEMC Korea Company, our 80% owned subsidiary in Korea, through dividends, reductions or repurchases of equity, share redemptions or loans, as a mandatory principal repayment of this note.

   We have a significant amount of contractual obligations that may adversely affect our ability to obtain additional financing

     We currently have a significant amount of contractual obligations that may adversely affect our ability to obtain additional financing for working capital, capital expenditures or other purposes. As of December 31, 2001, our contractual commitments included $319 million face value in debt obligations and $264 million face value (including accumulated but unpaid dividends) of the Series A Cumulative Convertible Preferred Stock, which is redeemable at the option of the holders on or after November 13, 2009, as well as $20 million related to operating leases and committed capital expenditures. Our contractual commitments could make us more vulnerable to industry downturns and competitive pressures. In addition, the cash flow required to service these obligations may reduce our ability to fund internal growth and capital requirements.

   TPG has sufficient voting power to control our direction and policies, and could prevent a favorable acquisition of us

     TPG, through its majority interest, has sufficient voting power to control our direction and policies, including controlling any merger, consolidation or sale of all or substantially all of our assets. TPG may also elect the members of our Board of Directors. This control could prevent or discourage any unsolicited acquisition of us and consequently could prevent an acquisition favorable to our other stockholders.

     In accordance with agreements with TPG in connection with its acquisition of MEMC and the related restructuring of our debt with TPG, we were required to appoint to our Board of Directors a total of four nominees designated by TPG, to be allocated to the different director classes as specified by TPG. In addition, the agreements provide that commencing with the next annual meeting of our stockholders, and at each annual meeting thereafter, TPG shall be entitled to present to the Board of Directors a number of nominees for election to the class of directors up for election at such meeting equal to the number of TPG nominees in such class immediately prior to such election. We have agreed to cause each such TPG designated nominee to be included in the slate of nominees recommended by the Board to the stockholders for election, and to use our best efforts to cause those nominees to be elected. TPG will have these contractual rights so long as at least $130.0 million in stated value of the Series A Cumulative Convertible Preferred Stock remains outstanding and TPG beneficially owns greater than 50% of the preferred stock. As a practical matter, TPG currently possesses the power to elect all of our directors through its beneficial ownership of a majority of our voting stock. Five of the ten members of our current Board of Directors are partners or employees of Texas Pacific Group and its co-investors.

     Under the restructuring agreement, we must either obtain the consent of TPG or give TPG a right of first refusal over any issuances of our equity securities to any person or group to the extent that the equity securities would have 10% or more of the voting power of all of our then outstanding voting securities, including our common stock and our Series A Cumulative Convertible Preferred Stock.

   Excess capacity and depressed wafer prices may limit our profitability

     During the past several years, excess capacity in the silicon wafer industry has limited our ability to maintain or raise prices. The worldwide production capacity of silicon wafers has exceeded worldwide demand in recent years. As a result, the average selling prices for our products have decreased during the last several years. Because of price decreases and volume declines, our revenues have been insufficient to offset our costs and expenses. Further capacity expansions in the industry could increase the worldwide supply of silicon wafers, decrease prices and materially adversely impact our operating results. We have no firm information with which to determine the capacity and expansion plans of our competitors. Although we and some of our competitors have rationalized our respective operations and slowed capacity expansion programs, we and some of our competitors have the ability to increase production of silicon wafers by expansion of capacity through utilization of available infrastructure.

   If the semiconductor device industry experiences future downturns, we will face pressure to reduce prices and we may need to rationalize capacity, which may lead to continued losses

     If the semiconductor device industry experiences future downturns, we will face pressure to reduce prices and we may need to further rationalize capacity. However, our ability to reduce expenses during a downturn is limited because of our significant fixed costs and the continued investment in research and development and global infrastructure necessary to maintain our extensive customer service and support capabilities. If we are unable to reduce our expenses sufficiently to offset the reduction in our prices, our operating results and financial condition could be materially adversely affected.

     Our business depends in large part upon the market demand for our customers' semiconductors and products utilizing semiconductors. The semiconductor device industry experiences:

     o    rapid technological change;

     o    product obsolescence;

     o    price erosion; and

     o    wide fluctuations in product supply and demand.

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

     Our operating results are also affected by:

     o    the timing of orders from major customers;

     o    product mix;

     o    competitive pricing pressures;

     o the delay between the incurrence of expenses to develop new products and marketing and service capabilities and to expand capacity and the realization of benefits from these expenditures; and

     o the introduction of new products, product enhancements and technological developments by our competitors.

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


   We experience intense competition in the silicon wafer industry, which may have an adverse effect on our business

     We face intense competition in the silicon wafer industry from established manufacturers throughout the world. If we cannot compete effectively with other silicon wafer manufacturers, our operating results could be materially adversely affected. Some of our competitors have substantial financial, technical, engineering and manufacturing resources. We believe that our Japanese competitors benefit from their dominance of the Japanese market, which represented approximately 31% of the worldwide silicon wafer market in 2001.

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


   If we fail to make significant investments necessary to comply with changing customer specification and diameters, we may lose customers

     If we fail to meet future customer requirements, we could experience a material adverse effect on our competitive position and operating results. The silicon wafer industry changes rapidly. Changes in our customers' requirements result in new and more demanding technology, product specifications and diameters, and manufacturing processes. Our ability to remain competitive will depend upon our ability to develop technologically advanced products and processes, including 300 millimeter products. We must continue to meet the increasingly demanding requirements of our customers on a cost-effective basis. As a result, we expect to continue to make significant investments in research and development. We cannot be certain that we will be able to successfully introduce, market and cost-effectively manufacture any new products, or that we will be able to develop new or enhanced products and processes that satisfy customer needs or achieve market acceptance.

   We have a limited number of principal customers, and, accordingly, a loss of one or several of those customers would hurt our business

     Our operating results could materially suffer if we, or our joint venture in Taiwan, experience a significant reduction in, or loss of, purchases by one or more of our top customers. Historically, we have sold a significant portion of our products to a limited number of principal customers. In 2001, we made approximately 63% of our sales to ten customers, with Samsung Electronics Company, Ltd. and STMicroelectronics, N.V. accounting for approximately 18% and 10% of our sales, respectively. Likewise, Taisil, our unconsolidated joint venture in Taiwan, sold a majority of its products to three customers. We cannot be certain that we will realize equivalent sales from our top customers in the future.


   We expect that international sales will continue to represent a significant percentage of our total sales, and, accordingly, we are subject to periodic foreign economic downturns and fluctuations in foreign currency exchange and interest rates

     We expect that international sales will continue to represent a significant percentage of our total sales. In addition, a significant portion of our manufacturing operations is located outside of the United States. Sales outside of the United States expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily limited to the Japanese yen, Korean won and Euro currencies. Our risk exposure from expenses at international manufacturing facilities is concentrated in Japanese yen, Korean won, Malaysian ringgit and Euro currencies. We generally hedge receivables denominated in foreign currencies at the time of sale.

     Although we have debt denominated in the U.S. dollar, our foreign subsidiaries have debt denominated in the U.S. dollar, Japanese yen, Korean won and Euro currencies. We generally do not hedge these net foreign currency exposures.

     Taisil, our unconsolidated joint venture in Taiwan, has sales denominated primarily in the U.S. dollar and operating expenses primarily denominated in the U.S. dollar and New Taiwanese dollar. Taisil has debt denominated in the U.S. dollar and New Taiwanese dollar. For U.S. generally accepted accounting principles, Taisil uses the U.S. dollar as its functional currency and does not hedge net New Taiwanese dollar exposures. To date, we have not hedged our net New Taiwanese dollar exposure related to our investment in Taisil. However, given the increasingly broader market and depth for forward contracts in Taiwan, we may consider such forward contracts in the future.

     Economic downturns in the Asia Pacific region and Japan and devaluations of the Japanese yen against the U.S. dollar have affected our operating results in the past and could affect our operating results in the future. Additionally, other factors may have a material adverse effect on our operations in the future, including:

     o the imposition of governmental controls or changes in government regulation;

     o    export license requirements;

     o    restrictions on the export of technology;

     o    political instability;

     o    trade restrictions and changes in tariffs; and

     o    difficulties in staffing and managing international operations.

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

   The protection of our intellectual property rights and the defense of claims of infringement against us by third parties may subject us to costly patent litigation

     Any litigation in the future to enforce patents issued to us, to protect trade secrets or know-how possessed by us or to defend us or indemnify others against claimed infringement of the rights of others could have a material adverse effect on our financial condition and operating results. From time to time, we receive notices from substantial companies with significant patent portfolios that we may be infringing certain of their patents or other rights. We may receive more of these notices in the future. We believe, based on strategic and other considerations, that we should be able to resolve existing claims without a material adverse effect to us; however, this conclusion is subject to significant uncertainty. We expect to try to resolve these matters through negotiation or, if necessary, by obtaining a license. However, if we are unable to resolve these matters satisfactorily, or to obtain a license on acceptable terms, we may face litigation. We cannot be certain that third parties will not bring suit against us based on infringement of intellectual property rights.

     Regardless of the validity or successful outcome of any such intellectual property claims, we may need to expend significant time and expense to protect our intellectual property rights or to defend against claims of infringement by third parties, which could have a material adverse effect on us. If we lose any such litigation, we may be required to:

     o    pay substantial damages;

     o    seek licenses from others; or

     o    change, or stop manufacturing or selling, some of our products.

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

     From time to time we have experienced limited supplies of certain raw materials, equipment, parts and supplies, particularly polysilicon. We believe that adequate quantities of all our key raw materials, equipment, parts and supplies are currently available. However, because of the cyclical nature of our industry, we may experience shortages in the future. Increases in prices resulting from these shortages could have a material adverse effect on our operating results.

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


   Our fluctuating financial results and our position in the silicon wafer industry may create fluctuations in the trading price of our common stock

     Based on the trading history of our common stock, we believe that certain factors may cause the market price of our common stock to fluctuate significantly. These factors include, without limitation:

     o    quarterly fluctuations in our financial results;

     o announcements of technological innovations, new products or upgrades to existing products by us or our competitors;

     o    market conditions in the semiconductor device industry;

     o    market conditions in the silicon wafer industry;

     o    developments in patent or other proprietary rights;

     o    changes in our relationships with our customers;

     o actual or perceived changes in our relationship with our majority owners;

     o    the size of the public float of our common stock;

     o changes in earnings estimates by securities analysts or announcements of operating results that are not aligned with the expectations of analysts and investors;

     o the economic and competitive conditions in the industries in which our customers operate; and

     o    general stock market trends.

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


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The following statements are or may constitute forward-looking statements:

     o statements set forth in this Annual Report on Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission, including possible or assumed future results of our operations, including but not limited to any statements contained herein or therein concerning:

          o the expectation that the write-down of our property, plant and equipment, goodwill, and intangible assets will result in a reduction of our depreciation and amortization of approximately $150 million in 2002 which in turn will result in a significant improvement in gross margin and a reduction in marketing and administration and research and development expenses;

          o    our intent to tightly control capital expenditures in 2002;

          o    the impact of the implementation of SFAS Nos. 142, 143, and 144;

          o the expectation that the write-down of our goodwill and certain intangible assets will result in a significant reduction in our amortization in 2002;

          o the impact of an adverse change in interest and currency exchange rates;

          o the expectation that $4.8 million of the restructuring reserve will be paid out in the first half or 2002;

          o the adequacy and timing of the utilization of the remaining portion of our restructuring reserve;

          o the expectation that we will not pay dividends on our Common Stock in the forseeable future.

          o future compensation expense related to stock options granted in January 2002;

          o our belief that a significant majority of our U.S. net operating loss carryforwards will be utilized or will be applied to reduce our tax attributes under IRC section 108(b), as a result of the transaction with TPG;

          o the expectation that expenses related to our benefit plans will be reduced in the future as a result of amendments to the benefit plans;

          o the expectation that the 200 millimeter wafer will be the primary wafer size until at least 2006;

          o    expectations regarding the future of 300 millimeter wafers;

          o    future availability of chunk polysilicon;

          o our ability to substitute chunk polysilicon for granular polysilicon;

          o our ability to find adequate alternative sources of supply of raw materials, equipment, parts and supplies obtained from sole source suppliers;

          o our expectations regarding future research and development expenditures and investments;

          o our expectation that our competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics;

          o our expectation that international sales will continue to represent a significant percentage of our total sales;

          o    the resolution of any intellectual property infringement claims;

          o the belief that our future success will depend in part upon our ability to attract and retain highly qualified personnel;

          o    the outcome of litigation; and

          o any statements preceded by, followed by or that include the words "believes," "expects," "predicts," "anticipates," "intends," "estimates," "should," "may" or similar expressions.

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


EXECUTIVE OFFICERS OF THE REGISTRANT

     The following is information concerning our executive officers as of March 1, 2002. Each executive officer has entered into an employment agreement with us. Mr. von Horde's employment agreement provides that he will be employed as our President and Chief Executive Officer through 2003. Our employment agreements with Messrs. Stolze, Jansky and Weathers provide that they will be employed as executive officers through November 2004. Our employment agreements with Mr. Stiffler and Dr. Pirooz provide that they will be employed as executive officers through December 2003 and January 2005, respectively. There are no family relationships between or among any of the named persons and the directors.

       NAME                            AGE                   ALL POSITIONS AND OFFICES HELD
       ----                            ---                   ------------------------------
       Klaus R. von Horde              60              President, Chief Executive Officer and Director

       James M. Stolze                 58              Executive Vice President and Chief Financial Officer

       Jonathon P. Jansky              50              Corporate Vice President

       Thomas P. Stiffler              55              Corporate Vice President

       James G. Weathers               48              Corporate Vice President

       Saeed Pirooz                    42              Vice President

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

     Mr. Weathers was our Director, Manufacturing Services from May 1991 to July 1997, Director, Strategic Capital Planning from August 1997 to May 1998, Vice President, Operations Services from June 1998 to October 1999, Corporate Vice President, Customer Service and Scheduling from November 1999 to December 2000, Corporate Vice President, Customer Service and Product Management from December 2000 to January 2002 and has been our Corporate Vice President, Sales and Commercial, since January 2002.

     Dr. Pirooz was our Director, Applications Engineering Technology from 1996 to 2000. From 2000 to February 2002, Dr. Pirooz was a global account manager for one of our major customers. Since March 2002, Dr. Pirooz has been our Vice President, Chief Technology Officer.

ITEM 2. PROPERTIES

     Our principal executive offices are located at 501 Pearl Drive (City of O'Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our principal manufacturing and administrative facilities and the principal manufacturing and administrative facilities of our unconsolidated joint venture comprised approximately 3.7 million square feet as of December 31, 2001 and were situated in the following locations:


                   LOCATION                                                         SQUARE FOOTAGE
                   --------                                                         --------------
            St. Peters, MO, USA...................................................     737,000
            Sherman, TX, USA .....................................................     580,000
            Pasadena, TX, USA.....................................................     436,000
            Merano, Italy.........................................................     319,000
            Novara, Italy.........................................................     322,000
            Utsunomiya, Japan.....................................................     305,000
            Kuala Lumpur, Malaysia................................................      53,000
            Chonan, South Korea...................................................     460,000
            Hsinchu, Taiwan.......................................................     450,000
               (Taisil joint venture)

     We lease a portion of our St. Peters facility pursuant to a lease agreement between us and the City of O'Fallon, Missouri that was entered into in connection with an industrial revenue bond financing. The term of the St. Peters lease expires in 2011, and we have the option to purchase the leased portion of the St. Peters facility at the end of the lease. We also lease our facility in Pasadena, Texas. The term of the Pasadena lease expires in 2030 and is extendable for four (4) additional renewal terms of five (5) years each. Taisil leases the land on which its Hsinchu, Taiwan facility is located. This lease expires in 2014. We also lease our facility in Kuala Lumpur, Malaysia. This lease expires in 2003. In 1999, we discontinued manufacturing operations at our small diameter wafer facility in Spartanburg, South Carolina. The Spartanburg facility is now being offered for sale.

     We believe that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements. The extent of utilization of these facilities varies from plant to plant and from time to time during the year.


ITEM 3. LEGAL PROCEEDINGS

   Damewood vs. Ethyl Corporation, et al.
   --------------------------------------

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

     We do not believe that this matter will have a material adverse effect on us. However, due to uncertainty regarding the litigation process, the scope and interpretation of contractual indemnity provisions and the status of any insurance coverage, the outcome of this matter could be unfavorable, in which event we might be required to pay damages and other expenses.


   Lemelson Medical, Education and Research Foundation, Limited Partnership
   ------------------------------------------------------------------------
   vs. ESCO Electronics Corporation, et al.
   ----------------------------------------

     In a case entitled Lemelson Medical, Education and Research Partnership vs. ESCO Electronics Corporation, et al. (Civil Action No. 00-0660-PHX-JWS) filed on April 14, 2000, the Lemelson Medical, Education and Research Foundation, Limited Partnership filed suit against us and approximately 90 other companies in the United States District Court for the District of Arizona. The Lemelson Foundation alleges that we infringe on certain patents owned by the Lemelson Foundation related to bar coding and machine vision reading systems. The Lemelson Foundation seeks actual and treble damages against us in an unstated amount, attorneys' fees and an order enjoining us from further infringement of the unexpired patents. We and many of the other defendants moved to stay this litigation pending the outcome of earlier-filed actions involving the same patents. On March 29, 2001, the court issued an order to stay this litigation pending the entry of a final non-appealable judgment in the earlier-filed actions. The Company continues to believe there are substantial reasons why the asserted patents are invalid, unenforceable and not infringed by our processes. We do not believe that this matter will have a material adverse effect on us. However, due to the uncertainty of the litigation process, the outcome of this action could be unfavorable, in which event we might be required to obtain a license and pay damages and other expenses.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under
Note 20, "Unaudited Quarterly Financial Information", on page 52 of our 2001 Annual Report and under "Stockholders' Information" on page 56 of our 2001 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years. Under the terms of our $150 million revolving credit facility and the indenture for our senior subordinated secured notes, we are prohibited from paying cash dividends on our common stock. Likewise, under the restructuring agreement between us and TPG, we cannot pay cash dividends on our common stock without the consent of TPG. Information regarding restrictions on our ability to access the cash of our South Korean subsidiary is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" on pages 16 through 20 of our 2001 Annual Report, which information is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

     The tabular information (including the footnotes thereto) required by this item is set forth under "Five Year Selected Financial Highlights" on page 10 of our 2001 Annual Report, which information is incorporated herein by reference.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth on pages 11 through 23 of our 2001 Annual Report, which information is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is set forth under "Market Risk" on page 23 of our 2001 Annual Report, which information is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements appearing on pages 26 through 52, and the Independent Auditors' Report thereon of KPMG LLP appearing on page 54 of our 2001 Annual Report, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     We will file a definitive proxy statement with the Securities and Exchange Commission within 120 days of year-end (the 2002 Proxy Statement). The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2002 Proxy Statement under "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The remaining information required by this item with respect to directors will be set forth in the 2002 Proxy Statement under "INFORMATION ABOUT NOMINEES AND CONTINUING DIRECTORS" and is incorporated herein by reference. The remaining information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under "Executive Officers of the Registrant."


ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under (i) "BOARD OF DIRECTORS--COMMITTEES--Director Compensation and Attendance"; (ii) "COMPENSATION AND NOMINATING COMMITTEE REPORT ON EXECUTIVE COMPENSATION"; (iii) "SUMMARY COMPENSATION TABLE" and related footnotes; (iv) "OPTION GRANTS IN LAST FISCAL YEAR" and related footnotes; (v) "AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES" and related footnotes; (vi) "Pension Plan"; (vii) "Employment Agreements"; (viii) "Severance Plan for Senior Officers"; (ix) "Change of Control"; (x) "Compensation Committee Interlocks and Insider Participation"; and
(xi) "STOCK PRICE PERFORMANCE GRAPH" of the 2002 Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information appearing under "CERTAIN BENEFICIAL OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS" and related footnotes and "OWNERSHIP OF MEMC EQUITY SECURITIES BY CERTAIN BENEFICIAL OWNERS" and related footnotes of the 2002 Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information under "CERTAIN TRANSACTIONS" of the 2002 Proxy Statement is incorporated herein by reference.


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) THE FOLLOWING DOCUMENTS ARE FILED AS PART OF THIS REPORT:

          1. FINANCIAL STATEMENTS

               The following consolidated financial statements of us and our subsidiaries, included on pages 26 through 52 of the 2001 Annual Report, and the Independent Auditors' Report thereon of KPMG LLP appearing on page 54 of such report are incorporated herein by reference.

               Consolidated Statements of Operations--Period from January 1, 2001 through November 13, 2001, Period from November 14, 2001 through December 31, 2001, and Years ended December 31, 2000, and 1999.

               Consolidated Balance Sheets--December 31, 2001 and 2000.

               Consolidated Statements of Cash Flows-- Period from January 1, 2001 through November 13, 2001, Period from November 14, 2001 through December 31, 2001, and Years ended December 31, 2000, and 1999.

               Consolidated Statements of Stockholders' Equity-- Period from January 1, 2001 through November 13, 2001, Period from November 14, 2001 through December 31, 2001, and Years ended December 31, 2000, and 1999.

               Notes to Consolidated Financial Statements.

               Independent Auditors' Report.


          2. FINANCIAL STATEMENT SCHEDULES

                    Independent Auditors' Report on Financial Statement Schedule............................     F-1
                    Valuation and Qualifying Accounts.......................................................     F-2

          3.   EXHIBITS

      EXHIBIT NO.                       DESCRIPTION
      -----------                       -----------

      3(i) Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3-a of the Company's Form 10-Q for the Quarter ended June 30, 1995)

      3(i)(a) Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (Incorporated by reference to Exhibit 3(i)(a) of the Company's Form 10-Q for the Quarter ended June 30, 2000)

      3(ii) Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the Quarter ended September 30, 2001)

      3(iii) Certificate of Designations of Series A Cumulative Convertible Preferred Stock of the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit
                      3.1 of the Company's Current Report on Form 8-K dated November 28, 2001)

      2-a Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on Form 8-K dated November 28, 2001)

      2-b Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit 2.2 of the Company's Current Report on Form 8-K dated November 28, 2001)

      4-a Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent, and Form of Note attached as an exhibit thereto (Incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated January 14, 2002)

      4-a(1) Security Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated November 28, 2001)

      4-a(2) Pledge Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit
                      4.3 of the Company's Current Report on Form 8-K dated November 28, 2001)

      4-a(3) Indemnity, Subrogation and Contribution Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K dated November 28, 2001)

      4-a(4) Guarantee Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K dated November 28, 2001)

      4-b             Form of Warrant Certificate (Incorporated by reference to
                      Exhibit 4.6 of the Company's Current Report on Form 8-K dated November 28, 2001)

    * 10-a Shareholders Agreement dated May 24, 1994 among the Company and China Steel Corporation ("China Steel"), China Development Corporation and Chiao Tung Bank (Incorporated by reference to Exhibit 10(a) of Amendment No. 4 to the Company's Form S-1 Registration Statement No. 33-92412)

    * 10-b Technology Cooperation Agreement dated October 26, 1994 between the Company and Taisil Electronic Materials Corporation ("Taisil") (Incorporated by reference to Exhibit 10-b of Amendment No. 4 to the Company's Form S-1 Registration Statement No. 33-92412)

      10-c Joint Venture Agreement dated August 28, 1990 among the Company, Pohang Iron and Steel Company, Ltd. ("POSCO") and Samsung Electronics Company, Ltd. ("Samsung") (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)

      10-c(1) First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)

      10-c(2) Second Amendment to Joint Venture Agreement dated December 30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)

    * 10-d Technical Agreement dated December 19, 1990 between the Company and MEMC Korea Company ("MKC") (formerly, POSCO HULS Company Ltd.) (Incorporated by reference to
                      Exhibit 10-d of the Company's Form 10-K for the Year ended December 31, 1998)

    * 10-d(1)         Amendment to Technical Agreement dated as of January 1,
                      1995 between the Company and MKC (Incorporated by reference to Exhibit 10-g of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)

      10-d(2) Second Amendment to Technical Agreement effective as of September 30, 1998 between the Company and MKC (Incorporated by reference to Exhibit 10-g(1) of the Company's Current Report on Form 8-K dated October 22,
                      1998)

    * 10-d(3)         Third Amendment to Technical Agreement effective as of
                      October 1, 1998 by and between the Company and MKC
                      (Incorporated by reference to Exhibit 10-d(3) of the Company's Form 10-K for the Year Ended December 31, 1998)

    * 10-e Shareholder's Agreement dated as of May 16, 1995 between the Company, MEMC Southwest Inc. ("MEMC Southwest") and Texas Instruments Incorporated ("TI") (Incorporated by reference to Exhibit 10-h of Amendment No. 4 to the Company's Form S-1 Registration Statement No. 33-92412)

    * 10-e(1)         Second Amendment to Shareholders' Agreement dated as of
                      April 1, 2000 by and among the Company, MEMC Southwest and
                      TI (Incorporated by reference to Exhibit 10-e(1) of the Company's Form 10-Q for the Quarter ended June 30, 2000)

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

    * 10-f(2)         First Amendment to TI Purchase Agreement dated as of April
                      1, 2000 by and among the Company, MEMC Southwest and TI
                      (Incorporated by reference to Exhibit 10-f(2) of the Company's Form 10-Q for the Quarter ended June 30, 2000)

      10-g Lease Agreement Covering Silicon Wafer Operation Premises dated June 30, 1995 between TI and MEMC Southwest (Incorporated by reference to Exhibit 10-j of the Company's Form 10-Q for the Quarter ended June 30, 1995)

      10-g(1) Sublease Agreement covering Silicon Wafer Operation Premises dated June 30, 1995 between TI and MEMC Southwest (Incorporated by reference to Exhibit 10-j(1) of the Company's Form 10-Q for the Quarter ended June 30, 1995)

    * 10-g(2)         First Amendment to Lease Agreement dated as of April 1,
                      2000 between TI and MEMC Southwest (Incorporated by reference to Exhibit 10-g(2) of the Company's Form 10-Q for the Quarter ended June 30, 2000)

    * 10-g(3)         First Amendment to Sublease Agreement dated as of April 1,
                      2000 between TI and MEMC Southwest (Incorporated by reference to Exhibit 10-g(3) of the Company's Form 10-Q for the Quarter ended June 30, 2000)

    * 10-h Technology Transfer Agreement dated as of June 30, 1995 between the Company, TI and MEMC Southwest (Incorporated by reference to Exhibit 10-k of the Company's Form 10-Q for the Quarter ended June 30, 1995)

      10-i Registration Rights Agreement by and among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein, dated as of November 13, 2001 (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated November 28, 2001)

      10-j Form of Master Reserve Volume Agreement (Incorporated by reference to Exhibit 10-m of the Company's Form 10-K for the Year ended December 31, 1995)

      10-k Management Advisory Agreement between the Company and TPG GenPar III, L.P., dated as of November 13, 2001 (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated November 28,
                      2001)

      10-m MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company's Form 10-K for the Year ended December 31, 1995)

    * 10-n Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company's Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

    * 10-o Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company's Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

      10-p Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-nn of the Company's Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

      10-p(1) Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation (Incorporated by reference to Exhibit 10-nn(1) of the Company's Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

      10-s Share Sale and Purchase Agreement dated as of September 7, 2000 by and between Pohang Iron & Steel Co., Ltd. and the Company (Incorporated by reference to Exhibit 10-s of the Company's Form 10-Q for the Quarter ended September 30, 2000)

    + 10-aa Employment Agreement effective as of February 10, 1999 between the Company and Julius R. Glaser (Incorporated by reference to Exhibit 10-aa of the Company's Form 10-K for the Year ended December 31, 2000)

    + 10-bb The Company Supplemental Executive Pension Plan 1998 Restatement (Incorporated by reference to Exhibit 10-bb of the Company's Form 10-K for the Year ended December 31,
                      2000)

    + 10-cc The Company 1995 Equity Incentive Plan as Amended and Restated on August 3, 2000 (Incorporated by reference to
                      Exhibit 10-cc of the Company's Form 10-Q for the Quarter ended June 30, 2000)

    + 10-cc(1)        First Amendment to MEMC Electronic Materials, Inc. 1995
                      Equity Incentive Plan

    + 10-cc(2)        Form of Stock Option and Restricted Stock Agreement
                      (Incorporated by reference to Exhibit 10-t(1) of the Company's Form 10-K for the Year ended December 31, 1995)

    + 10-cc(3)        Form of Stock Option and Performance Restricted Stock
                      Agreement (Incorporated by reference to Exhibit 10-yy of
                      the Company's Form 10-K for the Year ended December 31,
                      1995)

    + 10-cc(4)        Form of Stock Option Agreement (Incorporated by reference
                      to Exhibit 10-zz of the Company's Form 10-K for the Year ended December 31, 1995)

    + 10-cc(5)        Form of Stock Option and Performance Restricted Stock
                      Agreement (Incorporated by reference to Exhibit 10-nnn of
                      the Company's Form 10-Q for the Quarter ended March 31,
                      1997)

    + 10-cc(6)        Form of Stock Option Agreement (Incorporated by reference
                      to Exhibit 10-ooo of the Company's Form 10-Q for the Quarter ended March 31, 1997)

    + 10-cc(7)        Form of Stock Option Agreement (Nonemployee Directors)
                      (Incorporated by reference to Exhibit 10-ppp of the Company's Form 10-Q for the Quarter ended March 31, 1997)

    + 10-cc(8)        Form of Stock Option Agreement (Incorporated by reference
                      to Exhibit 10-cc(7) of the Company's Form 10-K for the Year ended December 31, 1999)

    + 10-dd MEMC Electronic Materials, Inc. 2001 Annual Incentive Plan (Incorporated by reference to Exhibit 10-dd of the Company's Form 10-Q for the Quarter ended March 31, 2001)

    + 10-ee Employment Agreement effective as of June 16, 1995 between the Company and James M. Stolze (Incorporated by reference to Exhibit 10-ee of Amendment No. 1 to the Company's Form S-1 Registration Statement No. 33-92412)

    + 10-ff Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company's Form S-8 Registration Statement filed March 1, 2002)

    + 10-gg Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company's Form S-8 Registration Statement filed March 1, 2002)

    + 10-ll Employment Agreement effective as of April 1, 1998 between the Company and Klaus R. von Horde (Incorporated by reference to Exhibit 10-uuu of the Company's Form 10-Q for the Quarter ended June 30, 1998)

    + 10-ll(1)        Employment Agreement effective as of February 17, 1999
                      between the Company and Klaus R. von Horde (Incorporated by reference to Exhibit 10-5 of Amendment No. 4 to the Company's Form S-3 Registration Statement No. 333-65973)

    + 10-oo Consulting Agreement dated December 4, 2000 between the Company and Marcel Coinne (Incorporated by reference to Exhibit 10-oo(1) of the Company's Form 10-K for the Year ended December 31, 2000)

    + 10-pp MEMC Electronic Materials, Inc. Severance Plan for Senior Officers (Incorporated by reference to Exhibit 10-pp of the Company's Form 10-Q for the Quarter ended September 30, 1999)

      10-aaa U.S. $25,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-aaa of the Company's Form 10-K for the Year ended December 31, 2000)

      10-bbb U.S. $10,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-bbb of the Company's Form 10-K for the Year ended December 31, 2000)

      10-ccc U.S. $75,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-ccc of the Company's Form 10-K for the Year ended December 31, 2000)

      10-ddd U.S. $75,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-ddd of the Company's Form 10-K for the Year ended December 31, 2000)

      10-eee JPY 1,000,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-eee of the Company's Form 10-K for the Year ended December 31, 2000)

      10-fff JPY 1,000,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-fff of the Company's Form 10-K for the Year ended December 31, 2000)

      10-ggg JPY 1,000,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-ggg of the Company's Form 10-K for the Year ended December 31, 2000)

      10-hhh JPY 1,000,000,000 Amended and Restated Credit Agreement between the Company and E.ON AG dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-hhh of the Company's Form 10-K for the Year ended December 31, 2000)

      10-iii U.S. $75,000,000 Amended and Restated Revolving Credit Agreement between the Company and E.ON AG dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-iii of the Company's Form 10-K for the Year ended December 31, 2000)

      10-jjj U.S. $100,000,000 Amended and Restated Revolving Credit Agreement between the Company and E.ON AG dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-jjj of the Company's Form 10-K for the Year ended December 31, 2000)

      10-kkk U.S. $10,000,000 Amended and Restated Overnight Loan Agreement between the Company and E.ON North America, Inc. dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-kkk of the Company's Form 10-K for the Year ended December 31, 2000)

      10-lll U.S.$10,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-lll of the Company's Form 10-K for the Year ended December 31, 2000)

      10-mmm U.S. $40,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-mmm of the Company's Form 10-K for the Year ended December 31, 2000)

      10-nnn U.S. $10,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-nnn of the Company's Form 10-K for the Year ended December 31, 2000)

      10-ooo U.S. $30,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-ooo of the Company's Form 10-K for the Year ended December 31, 2000)

      10-ppp U.S. $50,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-ppp of the Company's Form 10-K for the Year ended December 31, 2000)

      10-qqq U.S. $25,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-qqq of the Company's Form 10-K for the Year ended December 31, 2000)

      10-rrr U.S. $50,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-rrr of the Company's Form 10-K for the Year ended December 31, 2000)

      10-sss U.S. $50,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-sss of the Company's Form 10-K for the Year ended December 31, 2000)

      10-ttt U.S. $75,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-ttt of the Company's Form 10-K for the Year ended December 31, 2000)

      10-uuu U.S. $50,000,000 Amended and Restated Credit Agreement between the Company and Fidelia Corporation dated as of December 31, 2000 (Incorporated by reference to Exhibit 10-uuu of the Company's Form 10-K for the Year ended December 31, 2000)

      10-vvv Euro 55,000,000 Amended and Restated Credit Agreement dated as of September 22, 2001 between MEMC Electronic Materials, S.p.A. and TPG Wafer Partners LLC (as assignee of E.ON International Finance B.V.) (Incorporated by reference to Exhibit 10-vvv of the Company's Form 10-Q for the Quarter ended September 30, 2001)

      10-vvv(1)       Amended and Restated Guaranty Agreement dated as of
                      September 22, 2001 between the Company and and TPG Wafer
                      Partners LLC (as assignee of E.ON International B.V.)
                      (Incorporated by reference to Exhibit 10-vvv(1) of the
                      Company's Form 10-Q for the Quarter ended September 30,
                      2001)

      10-www Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K dated January 14,
                      2002)

      10-www(1)       Security Agreement, dated as of December 21, 2001, among
                      the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K dated January 14, 2002)

      10-www(2)       Pledge Agreement, dated as of December 21, 2001, among the
                      Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit
                      10.9 of the Company's Current Report on Form 8-K dated
                      January 14, 2002)

      10-www(3)       Indemnity, Subrogation and Contribution Agreement, dated
                      as of December 21, 2001, among the Company, each
                      subsidiary listed on Schedule I thereto, and Citicorp USA,
                      Inc. (Incorporated by reference to Exhibit 10.10 of the
                      Company's Current Report on Form 8-K dated January 14,
                      2002)

      10-www(4)       Guarantee Agreement, dated as of December 21, 2001, among
                      the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K dated January 14, 2002)

      10-xxx          Reimbursement Agreement, dated as of December 21, 2001
                      by and among the Company, TPG Partners III, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, Green Equity Investors III, L.P. and Green Equity Investors Side III, L.P., and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K dated January 14,
                      2002)

      10-xxx(1)       Amended and Restated Security Agreement, dated as of
                      December 21, 2001, among the Company, each subsidiary
                      listed on Schedule I thereto, and Citicorp USA, Inc.
                      (Incorporated by reference to Exhibit 10.2 of the
                      Company's Current Report on Form 8-K dated January 14,
                      2002)

      10-xxx(2)       Amended and Restated Pledge Agreement, dated as of
                      December 21, 2001, among the Company, each subsidiary
                      listed on Schedule I thereto, and Citicorp USA, Inc.
                      (Incorporated by reference to Exhibit 10.3 of the
                      Company's Current Report on Form 8-K dated January 14,
                      2002)

      10-xxx(3)       Amended and Restated Indemnity, Subrogation and
                      Contribution Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form
                      8-K dated January 14, 2002)

      10-xxx(4)       Amended and Restated Guarantee Agreement, dated as of
                      December 21, 2001, among the Company, each subsidiary
                      listed on Schedule I thereto, and Citicorp USA, Inc.
                      (Incorporated by reference to Exhibit 10.5 of the
                      Company's Current Report on Form 8-K dated January 14,
                      2002)

      10-yyy U.S. $50,000,000 Second Amended and Restated Revolving Credit Agreement dated as of September 4, 2001 among the Company, MEMC Pasadena, Inc. and E.ON AG (Incorporated by reference to Exhibit 10-yyy of the Company's Form 10-Q for the Quarter ended September 30, 2001)

      10-yyy(1)       Amendment No. 1 to the Second and Restated Revolving
                      Credit Agreement dated as of September 28, 2001 among the Company, MEMC Pasadena, Inc. and E.ON AG (Incorporated by reference to Exhibit 10-yyy(1) of the Company's Form 10-Q for the Quarter ended September 30, 2001)

      10-yyy(2)       Amended and Restated Security Agreement dated as of July
                      26, 2001 among the Company, MEMC Pasadena, Inc. and E.ON
                      AG (Incorporated by reference to Exhibit 10-yyy(2) of the
                      Company's Form 10-Q for the Quarter ended September 30,
                      2001)

      10-yyy(3)       Amendment No 1. to the Security Agreement dated September
                      4, 2001 among the Company, MEMC Pasadena, Inc. and E.ON AG
                      (Incorporated by reference to Exhibit 10-yyy(3) of the
                      Company's Form 10-Q for the Quarter ended September 30,
                      2001)

      10-yyy(4)       Amended and Restated Pledge Agreement dated as of
                      September 28, 2001 between the Company and E.ON AG
                      (Incorporated by reference to Exhibit 10-yyy(4) of the
                      Company's Form 10-Q for the Quarter ended September 30,
                      2001)

      10-yyy(5)       Pledge Agreement dated as of September 28, 2001 between
                      the Company and E.ON AG (Incorporated by reference to Exhibit 10-yyy(5) of the Company's Form 10-Q for the
                      Quarter ended September 30, 2001)

      10-zzz Termination and Funding Agreement, dated as of December 21, 2001, by and among the Company, TPG Wafer Credit Partners LLC, T(3) Partners II, L.P., T(3) Parallel II, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, Green Equity Investors III, L.P., Green Equity Investors Side III, L.P., and Citicorp USA, Inc. (Incorporated by reference to Exhibit
                      10.6 of the Company's Current Report on Form 8-K dated January 14, 2002)

      13 Pages 10 through 23, 26 through 54 (excluding the "Report of Management" on page 53) and page 56 of the Company's 2001 Annual Report

      21              Subsidiaries of the Company

      23              Consent of KPMG LLP

      24 Powers of Attorney submitted by Robert Boehlke, Richard Boyce, Jean-Marc Chapus, James Coulter, John Danhakl, John Marren, C. Douglas Marsh, William E. Stevens and William Watkins

----------

* Confidential treatment of certain portions of these documents has been granted.

+ These Exhibits constitute all management contracts, compensatory plans and arrangements required to be filed as an Exhibit to this form pursuant to
     Item 14(c) of this report.

(b) REPORTS ON FORM 8-K

     During the fourth quarter of 2001, we filed the following two (2) current reports on Form 8-K:

     Item 1 and Item 7 Form 8-K filed on October 15, 2001; and
     Item 1(a), Item 2 and Item 7 Form 8-K filed on November 28, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MEMC ELECTRONIC MATERIALS, INC.

                                    By:        /S/ KLAUS R. VON HORDE
                                       -----------------------------------------
                                                 Klaus R. von Horde
                                         President, Chief Executive Officer
                                                    And Director

Date: March 28, 2002

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

                 Signature                                    Title                                Date
                 ---------                                    -----                                ----

          /S/ KLAUS R. VON HORDE               President, Chief Executive Officer and         March 28, 2002
-------------------------------------------       Director (Principal executive officer)
            Klaus R. von Horde

            /S/ JAMES M. STOLZE                Executive Vice President and Chief             March 28, 2002
-------------------------------------------       Financial Officer (Principal financial
              James M. Stolze                     and accounting officer)

            /S/ ROBERT BOEHLKE                 Director                                       March 23, 2002
-------------------------------------------
              Robert Boehlke

             /S/ RICHARD BOYCE                 Director                                       March 28, 2002
-------------------------------------------
               Richard Boyce

           /S/ JEAN-MARC CHAPUS                Director                                       March 26, 2002
-------------------------------------------
             Jean-Marc Chapus

             /S/ JAMES COULTER                 Director                                       March 23, 2002
-------------------------------------------
               James Coulter

             /S/ JOHN DANHAKL                  Director                                       March 23, 2002
-------------------------------------------
               John Danhakl

              /S/ JOHN MARREN                  Chairman of the Board of Directors             March 23, 2002
-------------------------------------------
                John Marren

           /S/ C. DOUGLAS MARSH                Director                                       March 21, 2002
-------------------------------------------
             C. Douglas Marsh

          /S/ WILLIAM E. STEVENS               Director                                       March 23, 2002
-------------------------------------------
            William E. Stevens

          /S/ WILLIAM D. WATKINS               Director                                       March 22, 2002
-------------------------------------------
            William D. Watkins

* James M. Stolze, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

            /s/ JAMES M. STOLZE
--------------------------------------------
              James M. Stolze
              Attorney-in-Fact

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this report:

         EXHIBIT
         NUMBER                          DESCRIPTION
         -------                         -----------

            10-cc(1)    First Amendment to MEMC Electronic Materials, Inc. 1995
                        Equity Incentive Plan

            13          Pages 10 through 23, 26 through 54 (excluding the
                        "Report of Management" on page 53) and page 56 of the Company's 2001 Annual Report

            21          Subsidiaries of the Company

            23          Consent of KPMG LLP

            24          Powers of Attorney submitted by Robert Boehlke, Richard
                        Boyce, Jean-Marc Chapus, James Coulter, John Danhakl,
                        John Marren, C. Douglas Marsh, William E. Stevens and
                        William Watkins

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
MEMC Electronic Materials, Inc.

     Under date of March 1, 2002, we reported on the consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the periods from January 1, 2001 through November 13, 2001 and from November 14, 2001 through December 31, 2001 and for each of the years in the two-year period ended December 31, 2000, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

     In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

     As discussed in Note 2 to the Consolidated Financial Statements, MEMC's former majority shareholder divested of its interest in MEMC to an unaffiliated investor group. The transaction has been accounted for as a purchase, and the investor group's basis in MEMC has been pushed-down to the MEMC accounting records creating a new basis of accounting, effective November 13, 2001. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.


                                                           /s/ KPMG LLP

St. Louis, Missouri
March 1, 2002

                         MEMC ELECTRONIC MATERIALS, INC.
                                AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                               CHARGED
                                             BALANCE AT     CHARGED TO         TO OTHER                             BALANCE AT
                                             BEGINNING      COSTS AND          ACCOUNTS --       DEDUCTIONS --        END OF
                                             OF PERIOD       EXPENSES          DESCRIBE           DESCRIBE            PERIOD
                                             ----------     ----------        ----------         ----------         ----------
                                                                        (DOLLARS IN THOUSANDS)
Allowance for doubtful accounts:
     Year ended December 31, 1999 ......          2,853            653               (91)(A)         (1,006)(B)          2,409
     Year ended December 31, 2000 ......          2,409            689                 3(A)(E)          (12)(B)          3,089
        Year ended December 31, 2001 ...          3,089            419              (115)(A)            (52)(B)          3,341
                                             ==========     ==========        ==========         ==========         ==========
Inventory reserves:
     Year ended December 31, 1999 ......         16,709          6,342(D)           (942)(A)         (9,403)(C)         12,706
        Year ended December 31, 2000 ...         12,706          7,136(D)           (413)(A)         (8,898)(C)         10,531
     Year ended December 31, 2001 ......         10,531         16,152(D)         (1,075)(A)         (8,115)(C)         17,493
                                             ==========     ==========        ==========         ==========         ==========
Spare parts reserves:
     Year ended December 31, 1999 ......          2,893          2,060(D)            676(A)          (1,650)(C)          3,979
     Year ended December 31, 2000 ......          3,979          3,246(D)             12(A)            (809)(C)          6,428
        Year ended December 31, 2001 ...          6,428          3,060(D)            723(A)          (1,991)(C)          8,220
                                             ==========     ==========        ==========         ==========         ==========

--------------
(A)  Currency fluctuations
(B)  Write-off of uncollectible accounts
(C)  Write-off of inventory
(D)  Charged to cost of goods sold
(E)  Increase due to consolidation of MEMC Korea Company