Form 10-Q
period 2002-03-31
MEMC ELECTRONIC MATERIALS INC
filed 2002-05-13
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares of the registrant's common stock outstanding at April 30, 2002 was 70,238,660.

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
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2002	2001
	(Successor)	(Predecessor)
Net sales	$ 136,651	$ 219,834
Cost of goods sold	114,984	192,068
Gross margin	21,667	27,766
Operating expenses:
Marketing and administration	17,428	19,269
Research and development	6,816	15,092
Restructuring	2,174	-
Operating loss	(4,751)	(6,595)
Nonoperating (income) expense:
Interest expense	5,055	22,963
Interest income	(1,988)	(1,834)
Royalty income	(565)	(1,140)
Other, net	900	2,153
Total nonoperating expense	3,402	22,142
Loss before income taxes, equity in income (loss) of joint ventures and minority interests	(8,153)	(28,737)
Income taxes	1,454	(10,920)
Loss before equity in income (loss) of joint ventures and minority interests	(9,607)	(17,817)
Equity in income (loss) of joint ventures	(282)	249
Minority interests	(308)	1
Net loss	($ 10,197) =======	($ 17,567) =======
Cumulative preferred stock dividends	($ 7,927) =======	N/A
Loss allocable to common stockholders	($ 18,124) =======	($ 17,567) =======

Basic loss per share	($ 0.26) =====	($ 0.25) =====
Diluted loss per share	($ 0.26) =====	($ 0.25) =====
Weighted average shares used in computing basic loss per share and diluted loss per share	69,658,319 ========	69,612,900 ========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	March 31,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 82,137	$ 107,159
Accounts receivable, less allowance for doubtful accounts of $4,048 and $3,341 in 2002 and 2001, respectively	73,955	67,420
Inventories	62,241	69,947
Prepaid and other current assets	18,039	19,504
Total current assets	236,372	264,030
Property, plant and equipment, net of accumulated depreciation of $130,758 and
$113,075 in 2002 and 2001, respectively	185,881	200,705
Investments in joint ventures	15,299	15,581
Goodwill, net of accumulated amortization of $736 in 2002 and 2001	3,761	3,761
Deferred tax assets, net	29,837	30,059
Other assets	35,297	35,198
Total assets	$ 506,447 ========	$ 549,334 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 70,707	$ 75,873
Accounts payable	44,128	52,079
Accrued liabilities	45,595	49,958
Customer deposits	17,570	19,370
Provision for restructuring costs	5,032	10,505
Income taxes	3,528	1,994
Deferred income taxes	3	345
Accrued wages and salaries	16,019	11,575
Total current liabilities	202,582	221,699
Long-term debt, less current portion	132,568	144,743
Pension and similar liabilities	101,018	100,804
Customer deposits	25,071	25,373
Other liabilities	22,213	25,881
Total liabilities	483,452	518,500
Minority interests	51,391	51,083
Redeemable preferred stock:
Preferred stock, $.01 par value, $1,000 stated value per share, 260,000 shares issued and outstanding in 2002 and 2001, liquidation value $272,174 and $264,247 at 2002 and 2001, respectively	12,174	4,247
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, 260,000 issued and outstanding at March 31, 2002 and December 31, 2001 (see above)	-	-
Common stock, $.01 par value, 200,000,000 shares authorized, 71,167,865 and 70,542,105 issued at 2001 and 2000, respectively	712	705
Additional paid-in capital	1,125	8,081
Accumulated deficit	(39,594)	(29,397)
Accumulated other comprehensive loss	1,907	835
Treasury stock, 929,205 in 2001 and 2000	(4,720)	(4,720)
Total stockholders' equity	(40,570)	(24,496)
Total liabilities and stockholders' equity	$ 506,447 ========	$ 549,334 ========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)
	Three Months Ended
	March 31,
	2002	2001
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net loss	$ (10,197)	$ (17,567)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,038	50,601
Minority interests	308	(1)
Deferred compensation	977	-
Equity in (income) loss of joint ventures	282	(249)
Working capital and other	(6,964)	(8,449)
Net cash provided by (used in) operating activities	(6,556)	24,335
Cash flows from investing activities:
Capital expenditures	(2,669)	(12,747)
Proceeds from sale of property, plant and equipment	-	17
Net cash used in investing activities	(2,669)	(12,730)
Cash flows from financing activities:
Net short-term borrowings	(2,084)	16,852
Principal payments on long-term debt	(14,079)	(13,609)
Net cash provided by (used in) financing activities	(16,163)	3,243
Effect of exchange rates changes on cash and cash equivalents	366	(4,534)
Net increase (decrease) in cash and cash equivalents	(25,022)	10,314
Cash and cash equivalents at beginning of period	107,159	94,759
Cash and cash equivalents at end of period	$ 82,137 =======	$ 105,073 =======

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(1) Nature of Operations

MEMC Electronic Materials, Inc. and subsidiaries (MEMC), is a leading worldwide producer of silicon wafers for the semiconductor industry. We have production facilities owned directly in Italy, Japan, Malaysia, South Korea, and the United States and through a joint venture in Taiwan. Our customers include virtually all major semiconductor device manufacturers including the world's largest foundries as well as the major memory, microprocessor, and application specific integrated circuit (ASIC) manufacturers.

(2) Critical Accounting Policies

A summary of our significant accounting policies is presented in our audited financial statements and related management's discussion and analysis for the fiscal year ended December 31, 2001 contained in Exhibit 13 to our annual report on Form 10-K as amended for the fiscal year ended December 31, 2001. See also management's discussion and analysis below.

(3) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC, in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly MEMC's financial position and results of operations and cash flows for the periods presented. We have presented the consolidated financial statements in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 31, 2001, which contains MEMC's audited financial statements for such year and the related management's discussion and analysis of financial condition and results of operations. Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

(4) Earnings (loss) per share

The numerator of the basic and diluted loss per share calculation was net loss allocable to common stockholders. Cumulative preferred stock dividends were not added back to the net loss, as the related conversion of the preferred stock would have been antidilutive. For all periods, the preferred stock, the warrants, and the options outstanding were not considered in computing diluted loss per share, as they were antidilutive.

At March 31, 2002, MEMC had 9,421,080 options outstanding, 16,666,667 warrants, 380,124 shares of unvested restricted common stock, and preferred stock convertible into 120,966,252 shares of common stock, which were not included in the computation of diluted loss per share due to the net loss incurred during the three month period ended March 31, 2002.

(5) Inventories

Inventories consist of the following:
	March 31,	December 31,
	2002	2001
Raw materials and supplies	$ 23,911	$ 30,882
Goods in process	24,437	22,088
Finished goods	13,893	16,977
	$ 62,241 =======	$ 69,947 =======

Beginning in 2002, we transitioned our 300 millimeter operations from a pilot line to full-scale production. Consequently, beginning in 2002, 300 millimeter revenues and associated production costs are presented in Net Sales and Cost of Goods Sold, respectively. In the first quarter of 2002, costs of sales associated with 300 millimeter product did not include approximately $3,000 of costs for material which had been expensed as technology costs in a prior period.

(6) Restructuring Costs

During the first quarter of 2002, we reduced our workforce by approximately 100 employees, including U.S., Italy and Japan salaried and hourly employees. We recorded a restructuring charge of $2,174 related to these actions. This entire amount is expected to be paid out in cash during fiscal 2002.

In the 2002 first quarter, we recorded an adjustment to reduce the restructuring reserve by $3,700. This amount was considered to be an adjustment to purchase accounting affecting our balance sheet at November 13, 2001, rather than as a current benefit in our statement of operations.
	Asset Inpairment/ Write-off	Dismantling And Related Costs	Personnel Costs	Total
Balance, December 31, 2001, as adjusted	$ 490	$ 2,584	$ 3,731	$ 6,805
Reclassification	-	113	(113)	-
Charges taken	-	-	2,174	2,174
Amounts utilized	-	(243)	(3,704)	(3,947)
Balance, March 31, 2002	$ 490 ====	$ 2,454 =====	$ 2,088 =====	$ 5,032 =====

Of the $5,032 restructuring reserve at March 31, 2002, approximately $2,100 is expected to be paid out in 2002. The majority of the remaining reserve relates to the Spartanburg facility. Timing for utilization of the remainder of the reserve is primarily dependent on the timing of the sale of this facility.

(7) Comprehensive Loss

Comprehensive loss for the three months ended March 31, 2002 and 2001 was $9,125 and $20,360, respectively. MEMC's only adjustment from net loss to comprehensive loss was foreign currency translation adjustments in all periods presented.

(8) Debt

Our unsecured borrowings from banks total approximately $42,000 at March 31, 2002, under approximately $85,000 of short-term loan agreements. In addition, an investor group led by Texas Pacific Group (collectively, "TPG") retained 55 million Euro (approximately $48,000) in principal amount of a note currently outstanding issued by our Italian subsidiary. We recorded the 55 million Euro Italian subsidiary note at its fair market value of 1 dollar as of November 13, 2001. We will accrete this debt instrument up to its face value in less than one year using the effective interest method. At March 31, 2002, the accreted value of this note was less than $10. Assuming the note remains outstanding until its scheduled maturity date, interest expense related to the accretion of the 55 million Euro Italian subsidiary note will approximate $1,000 and $47,000 for the second and third quarters of 2002, respectively. Pursuant to the restructuring agreement between us and TPG, we have agreed to restructure the 55 million Euro Italian subsidiary note on terms set forth in the restructuring agreement. It was originally contemplated that our Italian subsidiary would secure and deliver to TPG a senior secured note due 2031 in the principal amount of 55 million Euro, guaranteed by us, bearing interest at a rate of 6% per annum (payment in kind) and secured by substantially all the assets of our Italian subsidiary. The parties have been unable to restructure the Italian note on the original terms contemplated in the restructuring agreement. We are currently reviewing with TPG alternatives to the originally contemplated restructuring of this debt.

We have long-term committed loan agreements of approximately $281,000 at March 31, 2002, of which approximately $161,000 is outstanding. In addition, we have recorded a $50,000 senior subordinated secured note at its fair market value of 1 dollar as of November 13, 2001. We will accrete this debt instrument up to its face value in six years using the effective interest rate method. At March 31, 2002, the accreted value of this note was less than $1.

(9) Income Taxes

For the quarter ended March 31, 2002, we recognized income tax expense of $1,454, as compared to an income tax benefit of $10,920 for the first quarter of 2001. We have recognized no tax benefit for operating loss carryforwards in the current quarter. Income tax expense in the 2002 first quarter relates to tax jurisdictions in which we expect to owe current taxes and foreign withholding taxes.

Section 382 of the Internal Revenue Code restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 2001 as a result of the acquisition by TPG of E.ON's debt and equity holdings in MEMC. We believe that a significant majority of our U.S. net operating loss carryforwards through November 13, 2001 will be utilized or applied to reduce our tax attributes, under IRC Section 108(b), as a result of the TPG transaction. To the extent that any U.S. or foreign net operating loss carryforwards remain or are created after November 13, 2001, we have recognized a valuation allowance to fully offset any associated deferred tax assets. Accordingly, as of March 31, 2002, our net operating loss carryforwards do not carry any value in our consolidated balance sheet.

(10) Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The statement requires, among other things, the discontinuation of goodwill amortization for business combinations before July 1, 2001 and completion of a transitional goodwill impairment test. If a reporting unit's carrying amount exceeds its estimated fair value, a goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the implied fair value of the goodwill. The amount of impairment, if any, identified in performing the transitional impairment test is required to be recognized as a cumulative effect of change in accounting principle. We believe there is no indication of impairment at March 31, 2002 and have recorded no impairment charges for the three months ended March 31, 2002.

(11) Long-Lived Assets and Long-Lived Assets to be Deposed Of

Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. We have measured long-lived assets to be disposed of by sale at the lower of carrying amount or fair value less cost to sell and have recorded no changes for the three months ended March 31, 2002.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales.

Our net sales decreased by 38% to $137 million in first quarter 2002 from $220 million in first quarter 2001. This decrease was primarily caused by a 23% decrease in product volumes, as well as a significant decline in average selling prices resulting from the weakened market conditions in the semiconductor and silicon wafer industries in first quarter 2002 compared to first quarter 2001. The product volume and average selling price declines were across all product diameters. 200 millimeter diameter and epitaxial wafers represented 67% of our product volume for first quarter 2002, compared to 68% for first quarter 2001.

Gross Margin.

In first quarter 2002, our gross margin was $22 million compared to $28 million in first quarter 2001. This decline resulted from significant decreases in both product volumes and average selling prices, partially offset by continued benefits realized from our cost reduction and manufacturing improvement programs and by reductions in depreciation and amortization resulting from pushing down TPG's nominal basis in MEMC to our accounting records. While our product volumes decreased 23% in first quarter 2002 compared to first quarter 2001, our cost of sales decreased by 40%. Approximately half of this cost reduction related to decreased depreciation and amortization from pushing down TPG's nominal basis in MEMC to our accounting records.

Beginning in 2002, we transitioned our 300 millimeter operations from a pilot line to full-scale production. Consequently, beginning in 2002, 300 millimeter revenues and associated production costs are presented in Net Sales and Cost of Goods Sold, respectively. In the first quarter of 2002, costs of sales associated with 300 millimeter product did not include approximately $3,000 of costs for material which had been expensed as technology costs in a prior period.

Research and Development.

Our research and development expenses decreased in the 2002 first quarter to $7 million compared to $15 million in the year ago period. The decreased expense resulted from continued cost control, lower headcount, reductions in depreciation and amortization resulting from pushdown accounting, and transition of our 300 millimeter operations from a pilot line to full-scale production. Consequently, in the first quarter 2002, 300 millimeter revenues and associated production costs have been presented in Net Sales and Cost of Goods Sold, respectively.

Interest Expense.

In first quarter 2002, our interest expense decreased to $5 million from $23 million for the quarter ended March 31, 2001. Effective November 13, 2001, TPG and MEMC restructured MEMC's debt acquired by TPG from E.ON, resulting in a substantial decrease in our debt outstanding. As of March 31, 2002, the book value of our debt outstanding totaled $203 million, compared to $1,054 million at March 31, 2001.

In connection with the debt restructuring, TPG retained 55 million Euro (approximately $48 million) in principal amount of a note issued by our Italian subsidiary. This note was recorded at its fair market value of one dollar and will accrete interest up to its face value in less than one year using the effective interest rate method. Assuming the note remains outstanding until its scheduled maturity date, interest expense related to the accretion of the 55 million Euro Italian subsidiary note will approximate $1 million and $47 million for the second and third quarters of 2002, respectively. Pursuant to the restructuring agreement between us and TPG, we agreed to restructure the 55 million Euro Italian subsidiary note on terms set forth in the restructuring agreement. It was originally contemplated that our Italian subsidiary would secure and deliver to TPG a senior secured note due 2031 in the principal amount of 55 million Euro, guaranteed by us, bearing interest at a rate of 6% per annum (payment in kind) and secured by substantially all the assets of our Italian subsidiary. The parties have been unable to restructure the Italian note on the original terms contemplated in the restructuring agreement. We are currently reviewing with TPG alternatives to the originally contemplated restructuring of this debt.

Income Taxes.

For the quarter ended March 31, 2002, we recognized income tax expense of $1.5 million, as compared to an income tax benefit of $10.9 million for the first quarter of 2001. We have recognized no tax benefit for operating loss carryforwards in the current quarter. Income tax expense in the 2002 first quarter relates to tax jurisdictions in which we expect to owe current taxes and foreign withholding taxes.

Section 382 of the Internal Revenue Code restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 2001 as a result of the acquisition by TPG of E.ON's debt and equity holdings in MEMC. We believe that a significant majority of our U.S. net operating loss carryforwards through November 13, 2001 will be utilized or applied to reduce our tax attributes, under IRC Section 108(b), as a result of the TPG transaction. To the extent that any U.S. or foreign net operating loss carryforwards remain or were created after November 13, 2001, we have recognized a valuation allowance to fully offset any associated deferred tax assets. Accordingly, as of March 31, 2002, our net operating loss carryforwards do not carry any value in our consolidated balance sheet.

Equity in Income (Loss) of Joint Ventures.

In first quarter 2002, equity in loss of joint ventures was $0.3 million, compared to income of $0.2 million in the first quarter of 2001. The decreased income was a result of a moderate decline in Taisil's product volumes, as well as a significant decrease in Taisil's average selling prices.

Outlook.

We expect to continue double-digit sequential growth in sales in the 2002 second quarter over the 2002 first quarter, primarily as a result of a continued recovery in product volumes. We expect our top line sales in the 2002 second quarter to approach levels achieved in the year-ago second quarter. We also expect our margins to improve sequentially in the 2002 second quarter. We are cautiously optimistic that product volumes will continue to recover as 2002 progresses.

Liquidity and Capital Resources.

The silicon wafer industry is highly capital intensive. Our capital needs depend on numerous factors, including our profitability and investment in capital expenditures and research and development.

As almost all semiconductors are manufactured from silicon wafers, the strength of the silicon wafer industry is highly correlated to the performance of the semiconductor industry. The semiconductor device industry historically has been a high-growth, cyclical industry. The cyclical nature of the semiconductor industry can cause wide fluctuations in our product volumes, average selling prices, operating results, and cash flows.

At March 31, 2002, we had $82 million of cash and cash equivalents compared to $107 million at December 31, 2001. Our consolidated subsidiary, MEMC Korea Company ("MKC") had cash and cash equivalents at March 31, 2002 of approximately $68 million. Under Korean law there are restrictions on MKC's ability to pay dividends and make loans, thereby limiting our access to MKC's cash assets.

Cash flows used in operating activities were $7 million for the three months ended March 31, 2002, compared to cash provided in operating activities of $24 million for the three months ended March 31, 2000. This is primarily a result of significantly lower sales in 2002 versus 2001.

Accounts receivable of $74 million at March 31, 2002 increased $7 million, or 10%, from $67 million at December 31, 2001. This increase was primarily attributable to the 13% increase in net sales during first quarter 2002 compared to the fourth quarter of 2001. Days' sales outstanding were 49 days at March 31, 2002 compared to 51 days at December 31, 2001 based upon annualized sales for the respective immediately preceding quarters.

Our inventories decreased $8 million, or 11%, from December 31, 2001 to $62 million at March 31, 2002. Total related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $18 million and $17 million at March 31, 2002, and December 31, 2001, respectively. Quarter-end inventories as a percentage of annualized quarterly net sales decreased to 11% for the period ended March 31, 2002 compared to 15% for the period ended December 31, 2001.

Our net deferred tax assets remained constant at $30 million at March 31, 2002 and December 31, 2001. We provide for income taxes on a quarterly basis based on an estimated annual effective tax rate. Management believes it is more likely than not that, with its projections of future taxable income and after consideration of the valuation allowance, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2002.

Our cash used in investing activities decreased $10 million to $3 million in the three months ended March 31, 2002 compared to $13 million in the three months ended March 31, 2001. Our capital expenditures in the first three months of 2002 primarily related to maintenance capital. We expect to tightly control capital expenditures in 2002. At March 31, 2002, we had less than $10 million of committed capital expenditures related to various manufacturing and technology projects.

Cash flows provided by (used in) financing activities decreased to ($16) million in the three months ended March 31, 2002 from $3 million in the three months ended March 31, 2001. The decrease in borrowings was primarily attributable to payments of principal on amortizing debt that became due during the period.

Our unsecured borrowings from banks total approximately $42 million at March 31, 2002, under approximately $85 million of short-term loan agreements. In addition, TPG retained 55 million Euro (approximately $48 million) in principal amount of a note currently outstanding issued by our Italian subsidiary. We recorded the 55 million Euro Italian subsidiary note at its fair market value of 1 dollar as of November 13, 2001. We will accrete this debt instrument up to its face value in less than one year using the effective interest method. At March 31, 2002, the accreted value of this note was less than $10. Assuming the note remains outstanding until its scheduled maturity date, interest expense related to the accretion of the 55 million Euro Italian subsidiary note will approximate $1 million and $47 million for the second and third quarters of 2002, respectively. Pursuant to the restructuring agreement between us and TPG, we have agreed to restructure the 55 million Euro Italian subsidiary note on terms set forth in the restructuring agreement. It was originally contemplated that our Italian subsidiary would secure and deliver to TPG a senior secured note due 2031 in the principal amount of 55 million Euro, guaranteed by us, bearing interest at a rate of 6% per annum (payment in kind) and secured by substantially all the assets of our Italian subsidiary. The parties have been unable to restructure the Italian debt on the original terms contemplated in the restructuring agreement. We are currently reviewing with TPG alternatives to the originally contemplated restructuring of this debt.

We have long-term committed loan agreements of approximately $281 million at March 31, 2002, of which approximately $161 million is outstanding. In addition, we have recorded the $50 million senior subordinated secured note at its fair market value of 1 dollar. We will accrete this debt instrument up to its face value in six years using the effective interest rate method. At March 31, 2002, the accreted value of this note was less than $1.

As part of the purchase and restructuring transactions on November 13, 2001, TPG committed to provide us with a five-year $150 million revolving credit facility. That revolving credit facility has been replaced with a revolving credit facility with Citibank, guaranteed by TPG. Citibank has subsequently assigned 50% of its interest in this credit facility to UBS AG. Loans under this facility bear interest at a rate of LIBOR plus 1.5% or alternate base rate plus 0.5% per annum.

Loans can be made under this credit facility subject to certain conditions and the following aggregate lending limitations:
* $50 million at any time prior to January 1, 2002
* $75 million at any time prior to April 1, 2002
* $100 million at any time prior to July 1, 2002
* $125 million at any time prior to October 1, 2002
* $150 million at any time on or after October 1, 2002

At March 31, 2002, we had drawn $30 million against this credit facility.

The Citibank revolving credit facility and the indenture for our senior subordinated secured notes contain certain highly restrictive covenants, including covenants to maintain minimum quarterly consolidated EBITDA; minimum monthly consolidated backlog; minimum monthly consolidated revenues; maximum annual capital expenditures; and other covenants customary for revolving loans and indentures of this type and size. The minimum quarterly consolidated EBITDA covenant is negative $10 million, $0 million and positive $8 million in the second, third and fourth quarters of 2002, respectively. Thereafter, the minimum quarterly consolidated EBITDA covenant progressively increases to $25 million, $35 million, $44 million, $52 million and $60 million at the end of the last quarter of 2003, 2004, 2005, 2006, and 2007, respectively. The minimum monthly consolidated backlog covenant was 30 million square inches (msi) in January 2002 and progressively increases to 38 msi, 53 msi, 63 msi, 74 msi, 81 msi and 92 msi in the last month of 2002, 2003, 2004, 2005, 2006 and 2007, respectively. The minimum monthly consolidated revenues covenant was $34 million in January 2002 and progressively increases to $48 million, $56 million, $67 million, $76 million, $84 million and $92 million in the last month of 2002, 2003, 2004, 2005, 2006, and 2007, respectively. Finally, the maximum annual capital expenditures covenant is $45 million and $50 million for 2002 and 2003, respectively, and increases to $55 million for each of 2004 through 2007. In the event that we were in violation of these covenants, which in our highly cyclical industry could occur in a sudden or sustained downturn, the loan commitments under the revolving credit facility may terminate and the loans and accrued interest then outstanding under the facility and the senior subordinated secured notes and related accrued interest may be due and payable immediately.

The $150 million Citibank revolving credit facility is guaranteed by TPG. The terms of the various guaranties are shorter than the term of the revolving credit facility. Certain affiliates of Texas Pacific Group have guaranteed 60% of our obligations under the revolving credit facility. The Texas Pacific Group guaranty terminates on December 21, 2003. TCW/Crescent Mezzanine Partners III, L.P. and certain of its affiliates have guaranteed 20% of our obligations under the revolving credit facility. The TCW/Crescent guaranty terminates on December 20, 2002. Finally, certain affiliates of Leonard Green & Partners, L.P. have guaranteed the remaining 20% of our obligations under the revolving credit facility. The Leonard Green guaranty terminates December 20, 2002. In addition, each guarantor may terminate its guaranty for any reason. In the event that a guarantor terminates its guaranty, or does not renew its guaranty and in the case of a non-renewal the lenders have not received cash collateral or a replacement guaranty executed by a replacement guarantor satisfactory to the lenders, then the loan commitments under the revolving credit facility will terminate and we will be required to repay all outstanding loans and accrued interest on this facility. Likewise, if any guarantor defaults under its guaranty, then the guarantor's default will constitute an event of default under this revolving credit facility. In such event, the loan commitments under this revolving credit facility may terminate and the loans and accrued interest under the facility may be due and payable immediately.

In any of these events, the guarantors and their affiliates have severally agreed to make new revolving credit loans available to us on terms and conditions no less favorable to us than provided in the original $150 million revolving credit facility between us and TPG. The original TPG $150 million revolving credit facility was substantially similar to the Citibank $150 million revolving credit facility except that the interest rates were 2% higher than the interest rates under the Citibank revolving credit facility. Accordingly, we could be required to pay higher interest rates on any replacement financing provided by the guarantors. In addition, the guarantors may not have sufficient funds and assets to provide this replacement financing and we may be required to obtain replacement financing from third parties. We cannot be certain that we would be able to obtain the replacement financing on a timely basis or at all.

The $150 million Citibank revolving credit facility, the indenture for the senior subordinated secured notes and the certificate of designations for our preferred stock contain change in control provisions. Under these instruments, if (1) TPG's ownership interest in us is reduced below 15% (or, in the case of the indenture, 30%) of our total outstanding equity interests, (2) another person or group acquires ownership of a greater percentage of our outstanding equity than TPG, or (3) a majority of our board of directors is neither nominated by our board of directors nor appointed by directors so nominated, then:
* our preferred stock becomes redeemable at the option of the holders at 101% of its stated value plus the amount, if any, of all accumulated and unpaid dividends;

* an event of default shall be deemed to have occurred under the Citibank revolving credit facility in which event the loan commitments under this facility may terminate and the loans and accrued interest then outstanding may become immediately due and payable; and

* the holders of our senior subordinated secured notes will have the right to require us to repurchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest.

In such event, we may not have sufficient funds to redeem the preferred stock, repay the outstanding loans and accrued interest under the Citibank revolving credit facility and/or repurchase the senior subordinated secured notes and we would need to seek and obtain replacement financing. We cannot be certain that we would be able to refinance these amounts.

Under the terms of the 55 million Euro Italian subsidiary note, we are required to pay 50% of our annual net free cash flow, which is net of capital expenditures, as a mandatory principal repayment of this note. We are also required to pay 75% of any cash received from MKC through dividends, reductions or repurchases of equity, share redemptions or loans as a mandatory principal repayment of this note.

We believe that we have the financial resources needed to meet business requirements for the next twelve months, including capital expenditures and working capital requirements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates.

Push Down Accounting

As a result of the purchase of E.ON's equity interest in MEMC by TPG and the rights possessed by TPG through its ownership of the preferred stock, we applied purchase accounting and pushed down TPG's nominal basis in MEMC to our accounting records, reflected in our consolidated financial statements subsequent to November 13, 2001. Assuming full conversion of the preferred stock, excluding any accrued but unpaid dividends, TPG would own 89.4% of MEMC's common stock.

To revalue our assets and liabilities, we first estimated their fair market values. To the extent the fair market value differed from the book value, 89.4% of that difference was recorded as an adjustment to the carrying value of the respective asset or liability. To the extent the adjusted net carrying value of assets and liabilities exceeded the pushed down basis of TPG's investment in MEMC, negative goodwill was generated. The negative goodwill was then allocated to the bases of existing goodwill and other identifiable intangible assets, investments in joint ventures, and property, plant and equipment.

This revaluation resulted in a net decrease to assets of approximately $800 million and a net decrease to liabilities of approximately $900 million. The allocation of the purchase price to our assets and liabilities is subject to further refinement.

The net decrease in assets reflects the write-down of goodwill, certain intangible assets, investments in joint ventures, and property, plant and equipment to reflect TPG's nominal purchase price. We expect the write-down of property, plant and equipment, goodwill, and intangible assets to result in a reduction in our depreciation and amortization of approximately $150 million in 2002. Actual results may differ from these estimates.

Inventory Reserves

We adjust the value of our obsolete and unmarketable inventory to the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

We review long-lived assets to assess recoverability from future operations using future net cash flows. When necessary, we record charges for impairments at the amount by which the present value of the future cash flows is less than the carrying value of the assets. Assets to be disposed of are valued at the carrying amount or at fair value, less costs to sell, if lower.

Income Taxes

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) and deferred tax liabilities (generally items that we received a tax deduction for, but have not yet been recorded in the statement of operations). A valuation allowance is recorded because some items recorded as deferred tax assets may not be deductible or creditable. We provide for U.S. income taxes on earnings of consolidated international subsidiaries that we plan to remit to the U.S. We do not provide for U.S. income taxes on the remaining earnings of these subsidiaries, as we expect to reinvest these earnings overseas or we expect the taxes to be minimal based upon available foreign tax credits.

Section 382 of the Internal Revenue Code (IRC) restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change. Such an ownership change occurred during 2001 as a result of the acquisition by TPG of all of E.ON's debt and equity interest in MEMC. We believe that a significant majority of our U.S. net operating loss carryforwards will be utilized or applied to reduce our tax attributes, under IRC Section 108(b), as a result of the transactions with TPG. To the extent that any U.S. or foreign net operating loss carryforwards remain, we have recognized a valuation allowance to fully offset any associated deferred tax assets. Accordingly, as of March 31, 2001, our net operating loss carryforwards do not carry any value in our consolidated balance sheet.

Push down accounting as described above created differences in the bases of certain assets and liabilities for financial statement accounting and for tax accounting. These differences resulted in the recognition of a net deferred tax asset. We reviewed our total net deferred tax assets by taxable jurisdiction and recognized a valuation allowance where it was determined more likely than not that we would be unable to realize a benefit from these assets.

Revenue Recognition

We record revenue from product sales when the goods are shipped and title passes to the customer. Our silicon wafers are made to customer specifications at plant sites that have been pre-qualified by the customer. We conduct rigorous quality control testing procedures to ensure that the finished silicon wafers meet the customer's specifications before the product is shipped.

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the amount of the restructuring reserve expected to be paid out in the second quarter of 2002; the timing and utilization of the remainder of the restructuring reserve; interest expense related to the accretion on the 55 million Euro note in the second and third quarters of 2002; our expectation regarding the utilization of our U.S. net operating loss carryforwards; our expectations of continued double-digit sequential growth in sales in the 2002 second quarter over the 2002 first quarter; our expectation that top line sales in the 2002 second quarter will approach levels achieved in the year-ago second quarter; our expectations that margins will improve sequentially in the 2002 second quarter; our cautious optimism that product volumes will continue to recover as 2002 progresses; and our belief that we have the financial resources needed to meet business requirements for the next twelve months. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for silicon wafers; utilization of manufacturing capacity; inventory levels of our customers; demand for semiconductors generally; changes in the pricing environment; general economic conditions; our ability to reduce manufacturing costs; actions by our competitors, customers and suppliers; changes in currency exchange rates; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; accuracy of management's assumptions regarding the dismantling and sale of the Spartanburg facility; changes in financial market conditions; changes in interest rates; and other risks described in MEMC's filing with the Securities and Exchange Commission, including MEMC's annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2001.

Recently Issued Accounting Pronouncements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets.

We do not believe the implementation of Statements No. 143 will have a material effect on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to MEMC's operations result primarily from changes in interest rates and changes in foreign exchange rates. MEMC enters into currency forward contracts to minimize its transactional currency risks. MEMC does not use derivative financial instruments for speculative or trading purposes. There have been no significant changes in MEMC's holdings of interest rate sensitive or foreign currency exchange rate sensitive instruments since December 31, 2001.

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
3(i)(a)

Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3(i)(a) of the Company 's Form 10-Q for the Quarter ended June 30, 2000)

3(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) of the Company 's Form 10-Q for the Quarter ended September 30, 2001)
3 (iii)

Certificate of Designations of Series A Cumulative Convertible Preferred Stock of the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a

Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent, and Form of Note attached as an exhibit thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated January 14, 2002)

4-a(1)

Security Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(2)

Pledge Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(3)

Indemnity, Subrogation and Contribution Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(4)

Guarantee Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(5)

Amendment No. 1, dated as of March 21, 2002, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K dated November 28, 2001)
10-aa	Agreement dated February 1, 2002 between the Company and Julius R. Glaser
10-cc (9)	Form of Stock Option Agreement (4-year vesting)
10-cc (10)	Form of Stock Option Agreement (2-year cliff vesting)
10-cc (11)	Form of Stock Option Agreement (7-year cliff vesting)
10-dd	Restated MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan
10-dd (1)	Form of Stock Option Agreement (4-year vesting)
10-dd (2)	Form of Stock Option Agreement (7-year cliff vesting)
10-ee	Employment Agreement dated January 1, 2002 between the Company and James M. Stolze
10-hh	Employment Agreement dated January 1, 2002 between the Company and Jonathon P. Jansky
10-www(5)	Amendment No. 1, dated as of March 21, 2002, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc.
10-www(6)	Omnibus Amendment Agreement, dated January 25, 2002, among the Company, Citicorp USA, Inc. and the other signatories thereto
10-www(7)	Omnibus Amendment Agreement No. 2, dated March 27, 2002, among the Company, Citicorp USA, Inc. and the other signatories thereto

-------------------------------

(b) Reports on Form 8-K

During the first quarter of 2002, we filed the following current report on Form 8-K:

1. Item 5 and Item 7 Form 8-K filed on January 14, 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.
May 13, 2002	/s/ James M. Stolze
James M. Stolze
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601of Regulation S-K.

Number Exhibit	Description

4-a(5)

Amendment No. 1, dated as of March 21, 2002, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent

10-aa	Agreement dated February 1, 2002 between the Company and Julius R. Glaser
10-cc (9)	Form of Stock Option Agreement (4-year vesting)
10-cc (10)	Form of Stock Option Agreement (2-year cliff vesting)
10-cc (11)	Form of Stock Option Agreement (7-year cliff vesting)
10-dd	Restated MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan
10-dd (1)	Form of Stock Option Agreement (4-year vesting)
10-dd (2)	Form of Stock Option Agreement (7-year cliff vesting)
10-ee	Employment Agreement dated January 1, 2002 between the Company and James M. Stolze
10-hh	Employment Agreement dated January 1, 2002 between the Company and Jonathan P. Jansky
10-www(5)	Amendment No. 1, dated as of March 21, 2002, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc.
10-www(6)	Omnibus Amendment Agreement, dated January 25, 2002, among the Company, Citicorp USA, Inc. and the other signatories thereto
10-www(7)	Omnibus Amendment Agreement No. 2, dated March 27, 2002, among the Company, Citicorp USA, Inc. and the other signatories thereto