Form 10-K/A
period 2001-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2002-05-28
CIK 945436

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------


                                  FORM 10-K/A
                               (Amendment No. 2)


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


Date: May 24, 2002

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
MEMC Electronic Materials, Inc.


     Under date of March 1, 2002, we reported on the consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the periods from January 1, 2001 through November 13, 2001 and from November 14, 2001 through December 31, 2001 and for each of the years in the two-year period ended December 31, 2000, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K/A (Amendment No. 2) for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in item 14(a)(2) of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.


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
