Form 10-K/A
period 2001-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2002-06-06
CIK 945436

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                  FORM 10-K/A
                               (AMENDMENT NO. 3)

 (Mark One)
    [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001



                                   OR




    [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934



             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-13828
                             ---------------------

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

     The number of shares outstanding of the registrant's Common Stock as of March 11, 2002, was 69,612,900 shares.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

     In connection with the transactions contemplated by the purchase agreement, on November 13, 2001, MEMC and TPG Wafer Holdings entered into a restructuring agreement. Pursuant to the restructuring agreement, the following steps were taken:

     - TPG Wafer Holdings exchanged with MEMC all of the shares of the Class A Common Stock of MEMC Holdings Corporation for 260,000 shares of our Series A Cumulative Convertible Preferred Stock, having an aggregate stated value of $260 million.

     - TPG exchanged with MEMC approximately $449 million of the acquired debt, all of which was then cancelled, for $50 million in principal amount of our senior subordinated secured notes, with detachable warrants to acquire up to 16,666,667 shares of our common stock.

     - TPG retained an existing 55 million Euro (approximately $50 million) note from our Italian subsidiary.

     - TPG established a five-year revolving credit facility to make available to us up to $150 million in senior secured loans (which facility was replaced in December 2001 by a substantially similar $150 million Citibank revolving credit facility).

     - We entered into other agreements, including a registration rights agreement and an agreement and plan of merger relating to the merger agreement between MEMC and TPG Wafer Holdings.

     - All of the E.ON affiliated members and two independent members resigned from the MEMC Board of Directors, and the Board appointed four nominees designated by TPG Wafer Holdings. Shortly thereafter, the Board appointed two additional persons to the Board. The size of the Board was subsequently increased to ten persons and the Board appointed two additional directors to fill the vacancies.

     - TPG Wafer Holdings subsequently exchanged with MEMC the one outstanding share of Class B Common Stock of MEMC Holdings Corporation held by TPG Wafer Holdings for a promissory note from MEMC having a principal amount of $250. MEMC Holdings Corporation, the holder of approximately $411 million of MEMC debt previously owed to E.ON, is now a wholly owned subsidiary of MEMC.

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

     We derive most of our revenues from a small number of customers. In 2001, we made approximately 63% of our sales to ten customers, with Samsung Electronics Company, Ltd. and STMicroelectronics N.V. accounting for approximately 18% and 10% of our sales, respectively. In 2001, no other customer accounted for 10% or more of our sales. See "Risk Factors -- We have a limited number of principal customers, and, accordingly, a loss of one or several of those customers would hurt our business."

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

     We believe that adequate quantities of all our key raw materials, equipment, parts and supplies are currently available. However, because of the cyclical nature of our industry, we may experience shortages in the future. See "Risk Factors -- Our dependence on single and limited source suppliers could adversely affect our operating results" and "Risk Factors -- Because we cannot easily transfer production of specific products from one of our manufacturing facilities to another, manufacturing delays at a single facility could result in a loss of product volume."

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

     Our technology efforts are closely aligned with our customers' requirements. Our current research and development activities are focused on:

     - enhancement of existing products;

     - manufacturing process improvements and cost reduction; and

     - development of advanced silicon wafer products.

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

COMPETITION

     The market for silicon wafers is highly competitive. We face intense competition from established manufacturers throughout the world. Some of our competitors have greater financial, engineering, manufacturing and marketing resources than we have. Our major competitors include Shin-Etsu Handotai, Sumitomo Mitsubishi Silicon, Wacker Siltronic and Komatsu Electronic Metals. We believe that we possess certain technological and other strengths relative to our competitors. However, realizing and maintaining such strengths requires us to continue making a high level of investment in research and development, marketing and customer service and support. Our inability to maintain such investments could have a material adverse effect on our ability to compete in the silicon wafer market and on our operating results. For other risks related to competition, see "Risk Factors -- We experience intense competition in the silicon wafer industry, which may have an adverse effect on our business."

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

     See "Risk Factors -- Much of our proprietary information is not patented and may not be patentable" and "Risk Factors -- The protection of our intellectual property rights and the defense of claims of infringement against us by third parties may subject us to costly patent litigation".

EMPLOYEES

     At December 31, 2001, we had approximately 4,700 full-time employees and 50 temporary workers worldwide. We have not experienced any material work stoppages at any of our facilities during the last several years.

GEOGRAPHIC INFORMATION

     Information regarding our foreign and domestic operations is contained in
Note 19 on page F-43 of our 2001 Annual Report, which information is incorporated herein by reference.

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

     The $150 million Citibank revolving credit facility, the indenture for our senior subordinated secured notes and the certificate of designations for our Series A Cumulative Convertible Preferred Stock contain change in control provisions. Under these instruments, if (1) TPG's ownership interest in us is reduced below 15% (or, in the case of the indenture, 30%) of our total outstanding equity interests, (2) another person or group acquires ownership of a greater percentage of our outstanding equity than TPG, or (3) a majority of our board of directors is neither nominated by our board of directors nor appointed by directors so nominated, then:

     - our Series A Cumulative Convertible Preferred Stock becomes redeemable at the option of the holders at 101% of its stated value plus the amount, if any, of all accumulated and unpaid dividends;

     - an event of default shall be deemed to have occurred under the Citibank revolving credit facility in which event the loan commitments under this facility may terminate and the loans and accrued interest then outstanding may become immediately due and payable; and

     - the holders of the senior subordinated secured notes will have the right to require us to repurchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest.

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

     - product mix;

     - competitive pricing pressures;

     - the delay between the incurrence of expenses to develop new products and marketing and service capabilities and to expand capacity and the realization of benefits from these expenditures; and

     - the introduction of new products, product enhancements and technological developments by our competitors.

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

     - the imposition of governmental controls or changes in government regulation;

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

     - announcements of technological innovations, new products or upgrades to existing products by us or our competitors;

     - market conditions in the semiconductor device industry;

     - market conditions in the silicon wafer industry;

     - developments in patent or other proprietary rights;

     - changes in our relationships with our customers;

     - actual or perceived changes in our relationship with our majority owners;

     - the size of the public float of our common stock;

     - changes in earnings estimates by securities analysts or announcements of operating results that are not aligned with the expectations of analysts and investors;

     - the economic and competitive conditions in the industries in which our customers operate; and

     - general stock market trends.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

     The following statements are or may constitute forward-looking statements:

     - statements set forth in this Annual Report on Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission, including possible or assumed future results of our operations, including but not limited to any statements contained herein or therein concerning:

      - the expectation that the write-down of our property, plant and equipment, goodwill, and intangible assets will result in a reduction of our depreciation and amortization of approximately $150 million in 2002 which in turn will result in a significant improvement in gross margin and a reduction in marketing and administration and research and development expenses;

      - our intent to tightly control capital expenditures in 2002;

      - the impact of the implementation of SFAS Nos. 142, 143, and 144;

      - the expectation that the write-down of our goodwill and certain intangible assets will result in a significant reduction in our amortization in 2002;

      - the impact of an adverse change in interest and currency exchange rates;

      - the expectation that $4.8 million of the restructuring reserve will be paid out in the first half or 2002;

      - the adequacy and timing of the utilization of the remaining portion of our restructuring reserve;

      - the expectation that we will not pay dividends on our Common Stock in the foreseeable future.

      - future compensation expense related to stock options granted in January 2002;

      - our belief that a significant majority of our U.S. net operating loss carryforwards will be utilized or will be applied to reduce our tax attributes under IRC section 108(b), as a result of the transaction with TPG;

      - the expectation that expenses related to our benefit plans will be reduced in the future as a result of amendments to the benefit plans;

      - the expectation that the 200 millimeter wafer will be the primary wafer size until at least 2006;

      - expectations regarding the future of 300 millimeter wafers;

      - future availability of chunk polysilicon;

      - our ability to substitute chunk polysilicon for granular polysilicon;

      - our ability to find adequate alternative sources of supply of raw materials, equipment, parts and supplies obtained from sole source suppliers;

      - our expectations regarding future research and development expenditures and investments;

      - our expectation that our competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics;

      - our expectation that international sales will continue to represent a significant percentage of our total sales;

      - the resolution of any intellectual property infringement claims;

      - the belief that our future success will depend in part upon our ability to attract and retain highly qualified personnel;

      - the outcome of litigation; and

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

NAME                                   AGE           ALL POSITIONS AND OFFICES HELD
----                                   ---           ------------------------------
Klaus R. von Horde...................  60    President, Chief Executive Officer and Director
James M. Stolze......................  58    Executive Vice President and Chief Financial
                                             Officer
Jonathon P. Jansky...................  50    Corporate Vice President
Thomas P. Stiffler...................  55    Corporate Vice President
James G. Weathers....................  48    Corporate Vice President
Saeed Pirooz.........................  42    Vice President

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHLDER MATTERS

     The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under
Note 20, "Unaudited Quarterly Financial Information", on page F-44 of our 2001 Annual Report and under "Stockholders' Information" on the back cover of our 2001 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years. Under the terms of our $150 million revolving credit facility and the indenture for our senior subordinated secured notes, we are prohibited from paying cash dividends on our common stock. Likewise, under the restructuring agreement between us and TPG, we cannot pay cash dividends on our common stock without the consent of TPG. Information regarding restrictions on our ability to access the cash of our South Korean subsidiary is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" on pages F-8 through F-13 of our 2001 Annual Report, which information is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

     The tabular information (including the footnotes thereto) required by this item is set forth under "Five Year Selected Financial Highlights" on page F-1 of our 2001 Annual Report, which information is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information required by this item is set forth on pages F-2 through F-17 of our 2001 Annual Report, which information is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required by this item is set forth under "Market Risk" on pages F-16 and F-17 of our 2001 Annual Report, which information is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Our consolidated financial statements appearing on pages F-18 through F-44, and the Independent Auditors' Report thereon of KPMG LLP appearing on page F-45 of our 2001 Annual Report, are incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report:

          1. Financial Statements

          The following consolidated financial statements of us and our subsidiaries, included on pages F-18 through F-44 of the 2001 Annual Report, and the Independent Auditors' Report thereon of KPMG LLP appearing on page F-45 of such report are incorporated herein by reference.

          Consolidated Statements of Operations -- Period from January 1, 2001 through November 13, 2001, Period from November 14, 2001 through December 31, 2001, and Years ended December 31, 2000, and 1999.

          Consolidated Balance Sheets -- December 31, 2001 and 2000.

          Consolidated Statements of Cash Flows -- Period from January 1, 2001 through November 13, 2001, Period from November 14, 2001 through December 31, 2001, and Years ended December 31, 2000, and 1999.

          Consolidated Statements of Stockholders' Equity -- Period from January 1, 2001 through November 13, 2001, Period from November 14, 2001 through December 31, 2001, and Years ended December 31, 2000, and 1999.

          Notes to Consolidated Financial Statements.

          Independent Auditors' Report.

          2. Financial Statement Schedules

Independent Auditors' Report on Financial Statement
  Schedule..................................................   F-1
Valuation and Qualifying Accounts...........................   F-2

3.  EXHIBITS

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
3(i)         Restated Certificate of Incorporation of the Company
             (Incorporated by reference to Exhibit 3-a of the Company's
             Form 10-Q for the Quarter ended June 30, 1995)
3(i)(a)      Certificate of Amendment of Restated Certificate of
             Incorporation of the Company as filed with the Secretary of
             State of the State of Delaware on June 2, 2000 (Incorporated
             by reference to Exhibit 3(i)(a) of the Company's Form 10-Q for the Quarter ended June 30, 2000)
3(ii)        Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the Quarter
             ended September 30, 2001)
3(iii)       Certificate of Designations of Series A Cumulative
             Convertible Preferred Stock of the Company, dated as of
             November 13, 2001 (Incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K dated November
             28, 2001)
2-a          Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit 2.1 of the Company's Current Report on
             Form 8-K dated November 28, 2001)
2-b          Merger Agreement between TPG Wafer Holdings LLC and the
             Company, dated as of November 13, 2001 (Incorporated by
             reference to Exhibit 2.2 of the Company's Current Report on
             Form 8-K dated November 28, 2001)
4-a          Amended and Restated Indenture, dated as of December 21,
             2001, among the Company, Citibank, N.A., as trustee, and
             Citicorp USA, Inc., as collateral agent, and Form of Note
             attached as an exhibit thereto (Incorporated by reference to
             Exhibit 4.1 of the Company's Current Report on Form 8-K
             dated January 14, 2002)

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
4-a(1)       Security Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of
             November 13, 2001 (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated November
             28, 2001)
4-a(2)       Pledge Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of
             November 13, 2001 (Incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated November
             28, 2001)
4-a(3)       Indemnity, Subrogation and Contribution Agreement among the
             Company, each subsidiary listed on Schedule I thereto, and
             Citicorp USA, Inc., dated as of November 13, 2001
             (Incorporated by reference to Exhibit 4.4 of the Company's
             Current Report on Form 8-K dated November 28, 2001)
4-a(4)       Guarantee Agreement among the Company, each subsidiary
             listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to
             Exhibit 4.5 of the Company's Current Report on Form 8-K
             dated November 28, 2001)
4-b          Form of Warrant Certificate (Incorporated by reference to
             Exhibit 4.6 of the Company's Current Report on Form 8-K
             dated November 28, 2001)
*10-a        Shareholders Agreement dated May 24, 1994 among the Company and China Steel Corporation ("China Steel"), China
             Development Corporation and Chiao Tung Bank (Incorporated by
             reference to Exhibit 10(a) of Amendment No. 4 to the
             Company's Form S-1 Registration Statement No. 33-92412)
*10-b        Technology Cooperation Agreement dated October 26, 1994
             between the Company and Taisil Electronic Materials
             Corporation ("Taisil") (Incorporated by reference to Exhibit
             10-b of Amendment No. 4 to the Company's Form S-1
             Registration Statement No. 33-92412)
10-c         Joint Venture Agreement dated August 28, 1990 among the
             Company, Pohang Iron and Steel Company, Ltd. ("POSCO") and
             Samsung Electronics Company, Ltd. ("Samsung") (Incorporated
             by reference to Exhibit 10-c of Amendment No. 1 to the
             Company's Form S-1 Registration Statement No. 33-92412)
10-c(1)      First Amendment to Joint Venture Agreement dated December 9,
             1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the
             Company's Form S-1 Registration Statement No. 33-92412)
10-c(2)      Second Amendment to Joint Venture Agreement dated December
             30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the
             Company's Form S-1 Registration Statement No. 33-92412)
*10-d        Technical Agreement dated December 19, 1990 between the
             Company and MEMC Korea Company ("MKC") (formerly, POSCO HULS
             Company Ltd.) (Incorporated by reference to Exhibit 10-d of the Company's Form 10-K for the Year ended December 31,
             1998)
*10-d(1)     Amendment to Technical Agreement dated as of January 1, 1995 between the Company and MKC (Incorporated by reference to
             Exhibit 10-g of Amendment No. 1 to the Company's Form S-1
             Registration Statement No. 33-92412)
10-d(2)      Second Amendment to Technical Agreement effective as of
             September 30, 1998 between the Company and MKC (Incorporated by reference to Exhibit 10-g(1) of the Company's Current
             Report on Form 8-K dated October 22, 1998)
*10-d(3)     Third Amendment to Technical Agreement effective as of
             October 1, 1998 by and between the Company and MKC
             (Incorporated by reference to Exhibit 10-d(3) of the
             Company's Form 10-K for the Year Ended December 31, 1998)
*10-e        Shareholder's Agreement dated as of May 16, 1995 between the
             Company, MEMC Southwest Inc. ("MEMC Southwest") and Texas
             Instruments Incorporated ("TI") (Incorporated by reference to Exhibit 10-h of Amendment No. 4 to the Company's Form S-1
             Registration Statement No. 33-92412)

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
*10-e(1)     Second Amendment to Shareholders' Agreement dated as of
             April 1, 2000 by and among the Company, MEMC Southwest and
             TI (Incorporated by reference to Exhibit 10-e(1) of the
             Company's Form 10-Q for the Quarter ended June 30, 2000)
*10-f        TI Purchase Agreement dated as of June 30, 1995 between the
             Company, MEMC Southwest and TI (Incorporated by reference to
             Exhibit 10-i of the Company's Form 10-Q for the Quarter
             ended June 30, 1995)
*10-f(1)     Amendment to TI Purchase Agreement dated as of June 5, 1997, between MEMC Southwest and TI (Incorporated by reference to
             Exhibit 10-i of the Company's Form 10-Q for the Quarter
             ended June 30, 1997)
*10-f(2)     First Amendment to TI Purchase Agreement dated as of April
             1, 2000 by and among the Company, MEMC Southwest and TI
             (Incorporated by reference to Exhibit 10-f(2) of the
             Company's Form 10-Q for the Quarter ended June 30, 2000)
10-g         Lease Agreement Covering Silicon Wafer Operation Premises
             dated June 30, 1995 between TI and MEMC Southwest
             (Incorporated by reference to Exhibit 10-j of the Company's
             Form 10-Q for the Quarter ended June 30, 1995)
10-g(1)      Sublease Agreement covering Silicon Wafer Operation Premises dated June 30, 1995 between TI and MEMC Southwest
             (Incorporated by reference to Exhibit 10-j(1) of the
             Company's Form 10-Q for the Quarter ended June 30, 1995)
*10-g(2)     First Amendment to Lease Agreement dated as of April 1, 2000 between TI and MEMC Southwest (Incorporated by reference to
             Exhibit 10-g(2) of the Company's Form 10-Q for the Quarter
             ended June 30, 2000)
*10-g(3)     First Amendment to Sublease Agreement dated as of April 1,
             2000 between TI and MEMC Southwest (Incorporated by
             reference to Exhibit 10-g(3) of the Company's Form 10-Q for the Quarter ended June 30, 2000)
*10-h        Technology Transfer Agreement dated as of June 30, 1995
             between the Company, TI and MEMC Southwest (Incorporated by reference to Exhibit 10-k of the Company's Form 10-Q for the
             Quarter ended June 30, 1995)
10-i         Registration Rights Agreement by and among the Company, TPG
             Wafer Holdings LLC and the Guarantors specified therein,
             dated as of November 13, 2001 (Incorporated by reference to
             Exhibit 10.2 of the Company's Current Report on Form 8-K
             dated November 28, 2001)
10-j         Form of Master Reserve Volume Agreement (Incorporated by
             reference to Exhibit 10-m of the Company's Form 10-K for the
             Year ended December 31, 1995)
10-k         Management Advisory Agreement between the Company and TPG
             GenPar III, L.P., dated as of November 13, 2001
             (Incorporated by reference to Exhibit 10.1 of the Company's
             Current Report on Form 8-K dated November 28, 2001)
10-m         MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company's Form 10-K for the Year ended December 31, 1995)
*10-n        Seller Technology License Agreement dated as of July 31,
             1995, among Albemarle Corporation, the Company, and MEMC
             Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company's Form 10-K/A Amendment No. 2 for the Year
             ended December 31, 1997)
*10-o        Technology Purchase Agreement dated as of July 31, 1995,
             among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company's Form 10-K/A
             Amendment No. 2 for the Year ended December 31, 1997)
10-p         Ground Lease Agreement dated as of July 31, 1995, between
             Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated
             by reference to Exhibit 10-nn of the Company's Form 10-K/A
             Amendment No. 2 for the Year ended December 31, 1997)

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10-p(1)      Amendment to Ground Lease Agreement dated as of May 31,
             1997, between the Company, MEMC Pasadena, Inc., and
             Albemarle Corporation (Incorporated by reference to Exhibit
             10-nn(1) of the Company's Form 10-K/A Amendment No. 2 for
             the Year ended December 31, 1997)
10-s         Share Sale and Purchase Agreement dated as of September 7,
             2000 by and between Pohang Iron & Steel Co., Ltd. and the
             Company (Incorporated by reference to Exhibit 10-s of the
             Company's Form 10-Q for the Quarter ended September 30,
             2000)
+10-aa       Employment Agreement effective as of February 10, 1999
             between the Company and Julius R. Glaser (Incorporated by
             reference to Exhibit 10-aa of the Company's Form 10-K for
             the Year ended December 31, 2000)
+10-bb       The Company Supplemental Executive Pension Plan 1998
             Restatement (Incorporated by reference to Exhibit 10-bb of the Company's Form 10-K for the Year ended December 31,
             2000)
+10-cc       The Company 1995 Equity Incentive Plan as Amended and
             Restated on August 3, 2000 (Incorporated by reference to
             Exhibit 10-cc of the Company's Form 10-Q for the Quarter
             ended June 30, 2000)
+10-cc(1)    First Amendment to MEMC Electronic Materials, Inc. 1995
             Equity Incentive Plan[P]
+10-cc(2)    Form of Stock Option and Restricted Stock Agreement
             (Incorporated by reference to Exhibit 10-t(1) of the
             Company's Form 10-K for the Year ended December 31, 1995)
+10-cc(3)    Form of Stock Option and Performance Restricted Stock
             Agreement (Incorporated by reference to Exhibit 10-yy of the
             Company's Form 10-K for the Year ended December 31, 1995)
+10-cc(4)    Form of Stock Option Agreement (Incorporated by reference to
             Exhibit 10-zz of the Company's Form 10-K for the Year ended
             December 31, 1995)
+10-cc(5)    Form of Stock Option and Performance Restricted Stock
             Agreement (Incorporated by reference to Exhibit 10-nnn of
             the Company's Form 10-Q for the Quarter ended March 31,
             1997)
+10-cc(6)    Form of Stock Option Agreement (Incorporated by reference to
             Exhibit 10-ooo of the Company's Form 10-Q for the Quarter
             ended March 31, 1997)
+10-cc(7)    Form of Stock Option Agreement (Nonemployee Directors)
             (Incorporated by reference to Exhibit 10-ppp of the
             Company's Form 10-Q for the Quarter ended March 31, 1997)
+10-cc(8)    Form of Stock Option Agreement (Incorporated by reference to
             Exhibit 10-cc(7) of the Company's Form 10-K for the Year
             ended December 31, 1999)
+10-dd       MEMC Electronic Materials, Inc. 2001 Annual Incentive Plan
             (Incorporated by reference to Exhibit 10-dd of the Company's
             Form 10-Q for the Quarter ended March 31, 2001)
+10-ee       Employment Agreement effective as of June 16, 1995 between the Company and James M. Stolze (Incorporated by reference to Exhibit 10-ee of Amendment No. 1 to the Company's Form
             S-1 Registration Statement No. 33-92412)
+10-ff       Stock Option Grant Agreement (Incorporated herein by
             reference to Exhibit 99.1 to the Company's Form S-8
             Registration Statement filed March 1, 2002)
+10-gg       Stock Option Grant Agreement (Incorporated herein by
             reference to Exhibit 99.2 to the Company's Form S-8
             Registration Statement filed March 1, 2002)
+10-ll       Employment Agreement effective as of April 1, 1998 between the Company and Klaus R. von Horde (Incorporated by
             reference to Exhibit 10-uuu of the Company's Form 10-Q for the Quarter ended June 30, 1998)
+10-ll(1)    Employment Agreement effective as of February 17, 1999
             between the Company and Klaus R. von Horde (Incorporated by reference to Exhibit 10-5 of Amendment No. 4 to the
             Company's Form S-3 Registration Statement No. 333-65973)
+10-oo       Consulting Agreement dated December 4, 2000 between the
             Company and Marcel Coinne (Incorporated by reference to
             Exhibit 10-oo(1) of the Company's Form 10-K for the Year
             ended December 31, 2000)

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
+10-pp       MEMC Electronic Materials, Inc. Severance Plan for Senior
             Officers (Incorporated by reference to Exhibit 10-pp of the
             Company's Form 10-Q for the Quarter ended September 30,
             1999)
10-aaa       U.S. $25,000,000 Amended and Restated Credit Agreement
             between the Company and E.ON AG dated as of December 31,
             2000 (Incorporated by reference to Exhibit 10-aaa of the
             Company's Form 10-K for the Year ended December 31, 2000)
10-bbb       U.S. $10,000,000 Amended and Restated Credit Agreement
             between the Company and E.ON AG dated as of December 31,
             2000 (Incorporated by reference to Exhibit 10-bbb of the
             Company's Form 10-K for the Year ended December 31, 2000)
10-ccc       U.S. $75,000,000 Amended and Restated Credit Agreement
             between the Company and E.ON AG dated as of December 31,
             2000 (Incorporated by reference to Exhibit 10-ccc of the
             Company's Form 10-K for the Year ended December 31, 2000)
10-ddd       U.S. $75,000,000 Amended and Restated Credit Agreement
             between the Company and E.ON AG dated as of December 31,
             2000 (Incorporated by reference to Exhibit 10-ddd of the
             Company's Form 10-K for the Year ended December 31, 2000)
10-eee       JPY 1,000,000,000 Amended and Restated Credit Agreement
             between the Company and E.ON AG dated as of December 31,
             2000 (Incorporated by reference to Exhibit 10-eee of the
             Company's Form 10-K for the Year ended December 31, 2000)
10-fff       JPY 1,000,000,000 Amended and Restated Credit Agreement
             between the Company and E.ON AG dated as of December 31,
             2000 (Incorporated by reference to Exhibit 10-fff of the
             Company's Form 10-K for the Year ended December 31, 2000)
10-ggg       JPY 1,000,000,000 Amended and Restated Credit Agreement
             between the Company and E.ON AG dated as of December 31,
             2000 (Incorporated by reference to Exhibit 10-ggg of the
             Company's Form 10-K for the Year ended December 31, 2000)
10-hhh       JPY 1,000,000,000 Amended and Restated Credit Agreement
             between the Company and E.ON AG dated as of December 31,
             2000 (Incorporated by reference to Exhibit 10-hhh of the
             Company's Form 10-K for the Year ended December 31, 2000)
10-iii       U.S. $75,000,000 Amended and Restated Revolving Credit
             Agreement between the Company and E.ON AG dated as of
             December 31, 2000 (Incorporated by reference to Exhibit
             10-iii of the Company's Form 10-K for the Year ended
             December 31, 2000)
10-jjj       U.S. $100,000,000 Amended and Restated Revolving Credit
             Agreement between the Company and E.ON AG dated as of
             December 31, 2000 (Incorporated by reference to Exhibit
             10-jjj of the Company's Form 10-K for the Year ended
             December 31, 2000)
10-kkk       U.S. $10,000,000 Amended and Restated Overnight Loan
             Agreement between the Company and E.ON North America, Inc.
             dated as of December 31, 2000 (Incorporated by reference to
             Exhibit 10-kkk of the Company's Form 10-K for the Year ended
             December 31, 2000)
10-lll       U.S.$10,000,000 Amended and Restated Credit Agreement
             between the Company and Fidelia Corporation dated as of
             December 31, 2000 (Incorporated by reference to Exhibit
             10-lll of the Company's Form 10-K for the Year ended
             December 31, 2000)
10-mmm       U.S. $40,000,000 Amended and Restated Credit Agreement
             between the Company and Fidelia Corporation dated as of
             December 31, 2000 (Incorporated by reference to Exhibit
             10-mmm of the Company's Form 10-K for the Year ended
             December 31, 2000)
10-nnn       U.S. $10,000,000 Amended and Restated Credit Agreement
             between the Company and Fidelia Corporation dated as of
             December 31, 2000 (Incorporated by reference to Exhibit
             10-nnn of the Company's Form 10-K for the Year ended
             December 31, 2000)
10-ooo       U.S. $30,000,000 Amended and Restated Credit Agreement
             between the Company and Fidelia Corporation dated as of
             December 31, 2000 (Incorporated by reference to Exhibit
             10-ooo of the Company's Form 10-K for the Year ended
             December 31, 2000)
10-ppp       U.S. $50,000,000 Amended and Restated Credit Agreement
             between the Company and Fidelia Corporation dated as of
             December 31, 2000 (Incorporated by reference to Exhibit
             10-ppp of the Company's Form 10-K for the Year ended
             December 31, 2000)

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10-qqq       U.S. $25,000,000 Amended and Restated Credit Agreement
             between the Company and Fidelia Corporation dated as of
             December 31, 2000 (Incorporated by reference to Exhibit
             10-qqq of the Company's Form 10-K for the Year ended
             December 31, 2000)
10-rrr       U.S. $50,000,000 Amended and Restated Credit Agreement
             between the Company and Fidelia Corporation dated as of
             December 31, 2000 (Incorporated by reference to Exhibit
             10-rrr of the Company's Form 10-K for the Year ended
             December 31, 2000)
10-sss       U.S. $50,000,000 Amended and Restated Credit Agreement
             between the Company and Fidelia Corporation dated as of
             December 31, 2000 (Incorporated by reference to Exhibit
             10-sss of the Company's Form 10-K for the Year ended
             December 31, 2000)
10-ttt       U.S. $75,000,000 Amended and Restated Credit Agreement
             between the Company and Fidelia Corporation dated as of
             December 31, 2000 (Incorporated by reference to Exhibit
             10-ttt of the Company's Form 10-K for the Year ended
             December 31, 2000)
10-uuu       U.S. $50,000,000 Amended and Restated Credit Agreement
             between the Company and Fidelia Corporation dated as of
             December 31, 2000 (Incorporated by reference to Exhibit
             10-uuu of the Company's Form 10-K for the Year ended
             December 31, 2000)
10-vvv       Euro 55,000,000 Amended and Restated Credit Agreement dated as of September 22, 2001 between MEMC Electronic Materials,
             S.p.A. and TPG Wafer Partners LLC (as assignee of E.ON
             International Finance B.V.) (Incorporated by reference to
             Exhibit 10-vvv of the Company's Form 10-Q for the Quarter
             ended September 30, 2001)
10-vvv(1)    Amended and Restated Guaranty Agreement dated as of
             September 22, 2001 between the Company and and TPG Wafer
             Partners LLC (as assignee of E.ON International B.V.)
             (Incorporated by reference to Exhibit 10-vvv(1) of the
             Company's Form 10-Q for the Quarter ended September 30,
             2001)
10-www       Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp
             USA, Inc. (Incorporated by reference to Exhibit 10.7 of the
             Company's Current Report on Form 8-K dated January 14, 2002)
10-www(1)    Security Agreement, dated as of December 21, 2001, among the
             Company, each subsidiary listed on Schedule I thereto, and
             Citicorp USA, Inc. (Incorporated by reference to Exhibit
             10.8 of the Company's Current Report on Form 8-K dated
             January 14, 2002)
10-www(2)    Pledge Agreement, dated as of December 21, 2001, among the
             Company, each subsidiary listed on Schedule I thereto, and
             Citicorp USA, Inc. (Incorporated by reference to Exhibit
             10.9 of the Company's Current Report on Form 8-K dated
             January 14, 2002)
10-www(3)    Indemnity, Subrogation and Contribution Agreement, dated as of December 21, 2001, among the Company, each subsidiary
             listed on Schedule I thereto, and Citicorp USA, Inc.
             (Incorporated by reference to Exhibit 10.10 of the Company's
             Current Report on Form 8-K dated January 14, 2002)
10-www(4)    Guarantee Agreement, dated as of December 21, 2001, among
             the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit
             10.11 of the Company's Current Report on Form 8-K dated
             January 14, 2002)
10-xxx       Reimbursement Agreement, dated as of December 21, 2001 by
             and among the Company, TPG Partners III, L.P., TCW/Crescent
             Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust
             III, Green Equity Investors III, L.P. and Green Equity
             Investors Side III, L.P., and Citicorp USA, Inc.
             (Incorporated by reference to Exhibit 10.1 of the Company's
             Current Report on Form 8-K dated January 14, 2002)
10-xxx(1)    Amended and Restated Security Agreement, dated as of
             December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K dated January 14, 2002)
10-xxx(2)    Amended and Restated Pledge Agreement, dated as of December
             21, 2001, among the Company, each subsidiary listed on
             Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on
             Form 8-K dated January 14, 2002)

EXHIBIT NO.                          DESCRIPTION
-----------                          -----------
10-xxx(3)    Amended and Restated Indemnity, Subrogation and Contribution
             Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp
             USA, Inc. (Incorporated by reference to Exhibit 10.4 of the
             Company's Current Report on Form 8-K dated January 14, 2002)
10-xxx(4)    Amended and Restated Guarantee Agreement, dated as of
             December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K dated January 14, 2002)
10-yyy       U.S. $50,000,000 Second Amended and Restated Revolving
             Credit Agreement dated as of September 4, 2001 among the
             Company, MEMC Pasadena, Inc. and E.ON AG (Incorporated by
             reference to Exhibit 10-yyy of the Company's Form 10-Q for the Quarter ended September 30, 2001)
10-yyy(1)    Amendment No. 1 to the Second and Restated Revolving Credit
             Agreement dated as of September 28, 2001 among the Company,
             MEMC Pasadena, Inc. and E.ON AG (Incorporated by reference to Exhibit 10-yyy(1) of the Company's Form 10-Q for the
             Quarter ended September 30, 2001)
10-yyy(2)    Amended and Restated Security Agreement dated as of July 26,
             2001 among the Company, MEMC Pasadena, Inc. and E.ON AG
             (Incorporated by reference to Exhibit 10-yyy(2) of the
             Company's Form 10-Q for the Quarter ended September 30,
             2001)
10-yyy(3)    Amendment No 1. to the Security Agreement dated September 4,
             2001 among the Company, MEMC Pasadena, Inc. and E.ON AG
             (Incorporated by reference to Exhibit 10-yyy(3) of the
             Company's Form 10-Q for the Quarter ended September 30,
             2001)
10-yyy(4)    Amended and Restated Pledge Agreement dated as of September
             28, 2001 between the Company and E.ON AG (Incorporated by
             reference to Exhibit 10-yyy(4) of the Company's Form 10-Q
             for the Quarter ended September 30, 2001)
10-yyy(5)    Pledge Agreement dated as of September 28, 2001 between the
             Company and E.ON AG (Incorporated by reference to Exhibit
             10-yyy(5) of the Company's Form 10-Q for the Quarter ended
             September 30, 2001)
10-zzz       Termination and Funding Agreement, dated as of December 21,
             2001, by and among the Company, TPG Wafer Credit Partners
             LLC, T(3) Partners II, L.P., T(3) Parallel II, L.P.,
             TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent
             Mezzanine Trust III, Green Equity Investors III, L.P., Green
             Equity Investors Side III, L.P., and Citicorp USA, Inc.
             (Incorporated by reference to Exhibit 10.6 of the Company's
             Current Report on Form 8-K dated January 14, 2002)
13           Pages F-1 through F-45 and the back cover of the Company's
             2001 Annual Report
21           Subsidiaries of the Company[P]
23           Consent of KPMG LLP
24           Powers of Attorney submitted by Robert Boehlke, Richard
             Boyce, Jean-Marc Chapus, James Coulter, John Danhakl, John
             Marren, C. Douglas Marsh, William E. Stevens and William
             Watkins[P]

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

                                          MEMC ELECTRONIC MATERIALS, INC.

                                          By:      /s/ JAMES M. STOLZE
                                            ------------------------------------
                                                      James M. Stolze
                                                Executive Vice President and
                                                  Chief Financial Officer
Date: June 4, 2002

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
MEMC Electronic Materials, Inc.

     Under date of March 1, 2002, we reported on the consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficiency) and cash flows for the periods from January 1, 2001 through November 13, 2001 and from November 14, 2001 through December 31, 2001 and for each of the years in the two-year period ended December 31, 2000, as contained in the 2001 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K/A (Amendment No. 3) for the year 2001. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in item 14(a)(2) of this Form 10-K/A (Amendment No. 3). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

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

                                                     /s/ KPMG LLP
St. Louis, Missouri
March 1, 2002

                MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                                    CHARGED
                                        BALANCE AT   CHARGED TO    TO OTHER                     BALANCE AT
                                        BEGINNING    COSTS AND    ACCOUNTS --   DEDUCTIONS --     END OF
                                        OF PERIOD     EXPENSES     DESCRIBE       DESCRIBE        PERIOD
                                        ----------   ----------   -----------   -------------   ----------
                                                              (DOLLARS IN THOUSANDS)
Allowance for doubtful accounts:
  Year ended December 31, 1999........     2,853          653          (91)(a)     (1,006)(b)      2,409
  Year ended December 31, 2000........     2,409          689            3(a)(e)       (12)(b)     3,089
  Year ended December 31, 2001........     3,089          419         (115)(a)        (52)(b)      3,341
                                          ======       ======       ======         ======         ======
Inventory reserves:
  Year ended December 31, 1999........    16,709        6,342(d)      (942)(a)     (9,403)(c)     12,706
  Year ended December 31, 2000........    12,706        7,136(d)      (413)(a)     (8,898)(c)     10,531
  Year ended December 31, 2001........    10,531       16,152(d)    (1,075)(a)     (8,115)(c)     17,493
                                          ======       ======       ======         ======         ======
Spare parts reserves:
  Year ended December 31, 1999........     2,893        2,060(d)       676(a)      (1,650)(c)      3,979
  Year ended December 31, 2000........     3,979        3,246(d)        12(a)        (809)(c)      6,428
  Year ended December 31, 2001........     6,428        3,060(d)       723(a)      (1,991)(c)      8,220
                                          ======       ======       ======         ======         ======

---------------

(a)  Currency fluctuations

(b)  Write-off of uncollectible accounts

(c)  Write-off of inventory

(d)  Charged to cost of goods sold

(e)  Increase due to consolidation of MEMC Korea Company

                                 EXHIBIT INDEX

     The following exhibits are filed as part of this report:

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
          Pages F-1 through F-45 and the back cover of the Company's
 13       2001 Annual Report
 23       Consent of KPMG LLP