Form 10-Q
period 2002-06-30
MEMC ELECTRONIC MATERIALS INC
filed 2002-08-14
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares of the registrant's common stock outstanding at July 31, 2002 was 195,533,327.

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net sales	$174,271	$156,857	$ 310,922	$ 376,691
Cost of goods sold	129,404	173,629	244,388	365,697
Gross margin	44,867	(16,772)	66,534	10,994
Operating expenses:
Marketing and administration	17,740	18,615	35,168	37,884
Research and development	6,452	16,121	13,268	31,213
Restructuring	4,811	22,292	6,985	22,292
Operating income (loss)	15,864	(73,800)	11,113	(80,395)
Nonoperating (income) expense:
Interest expense	5,889	22,054	10,944	45,017
Interest income	(824)	(2,081)	(2,812)	(3,915)
Royalty income	(1,037)	(691)	(1,602)	(1,831)
Other, net	(9,325)	(1,850)	(8,425)	303
Total nonoperating (income) expense	(5,297)	17,432	(1,895)	39,574
Income (loss) before income taxes, equity in income of joint ventures and minority interests	21,161	(91,232)	13,008	(119,969)
Income taxes	6,413	269,002	7,867	258,082
Income (loss) before equity in income of joint ventures and minority interests	14,748	(360,234)	5,141	(378,051)
Equity in income of joint ventures	945	217	663	466
Minority interests	(1,549)	4,695	(1,857)	4,696
Net income (loss)	$ 14,144 =======	($355,322) =======	$ 3,947 =======	($ 372,889) =======
Cumulative preferred stock dividends	($ 8,166) =======	N/A	($ 16,093) =======	N/A
Income (loss) allocable to common stockholders	$ 5,978 =======	($355,322) =======	($ 12,146) =======	($ 372,889) =======

Basic income (loss) per share	$ 0.09 =====	($ 5.10) =====	($ 0.17) =====	($ 5.36) =====
Diluted income (loss) per share	$ 0.07 =====	($ 5.10) =====	($ 0.17) =====	($ 5.36) =====
Weighted average shares used in computing basic income
(loss) per share	69,907,428 =========	69,612,900 ========	69,783,561 ========	69,612,900 ========
Weighted average shares used in computing diluted income
(loss) per share	205,932,933 =========	69,612,900 ========	69,783,561 ========	69,612,900 ========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	June 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 76,969	$ 75,356
Short-term investments	34,123	31,803
Accounts receivable, less allowance for doubtful accounts of $4,632 and $3,341 in 2002 and 2001, respectively	97,046	67,420
Inventories	77,035	69,947
Prepaid and other current assets	18,321	19,504
Total current assets	303,494	264,030
Property, plant and equipment, net of accumulated depreciation of $131,326 and
$113,075 in 2002 and 2001, respectively	187,760	200,705
Investments in joint ventures	16,244	15,581
Goodwill, net of accumulated amortization of $736 in 2002 and 2001	3,761	3,761
Deferred tax assets, net	29,882	30,059
Other assets	33,051	35,198
Total assets	$ 574,192 ========	$ 549,334 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 89,168	$ 75,873
Accounts payable	57,598	52,079
Accrued liabilities	54,660	49,958
Customer deposits	17,258	19,370
Provision for restructuring costs	4,081	10,505
Income taxes	5,306	1,994
Deferred income taxes	-	345
Accrued wages and salaries	16,711	11,575
Total current liabilities	244,782	221,699
Long-term debt, less current portion	145,015	144,743
Pension and similar liabilities	102,229	100,804
Customer deposits	23,282	25,373
Other liabilities	26,680	25,881
Total liabilities	541,988	518,500
Minority interests	50,689	51,083
Redeemable preferred stock:
Preferred stock, $.01 par value, $1,000 stated value per share, 260,000 shares issued and outstanding in 2002 and 2001, liquidation value $280,339 and
$264,247 at 2002 and 2001, respectively	20,339	4,247
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, 260,000 issued and outstanding at 2002 and 2001 (see above)	-	-
Common stock, $.01 par value, 200,000,000 shares authorized, 71,452,657 and 70,542,105 issued at 2002 and 2001, respectively	715	705
Additional paid-in capital	9,407	8,081
Accumulated deficit	(25,450)	(29,397)
Accumulated other comprehensive income (loss)	(7,568)	835
Deferred compensation	(11,208)	-
Treasury stock, 929,205 in 2002 and 2001	(4,720)	(4,720)
Total stockholders' equity	(38,824)	(24,496)
Total liabilities and stockholders' equity	$ 574,192 ========	$ 549,334 ========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)
	Six Months Ended
	June 30,
	2002	2001
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net income (loss)	$ 3,947	$ (372,889)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,707	100,475
Minority interests	1,857	(4,696)
Deferred compensation	4,159	-
Equity in income of joint ventures	(663)	(466)
(Gain) loss on sale of property, plant and equipment	(196)	135
Restructuring	(913)	22,292
Working capital and other	(17,274)	265,113
Net cash provided by operating activities	7,624	9,964
Cash flows from investing activities:
Capital expenditures	(7,146)	(27,126)
Short-term investments, net	(2,320)	(4,557)
Proceeds from sale of property, plant and equipment	334	17
Net cash used in investing activities	(9,132)	(31,666)
Cash flows from financing activities:
Net short-term borrowings	13,572	24,996
Proceeds from issuance of common stock	695	-
Dividend to minority interest	(2,251)	(2,759)
Principal payments on long-term debt	(17,235)	(1,822)
Net cash provided by (used in) financing activities	(5,219)	20,415
Effect of exchange rates changes on cash and cash equivalents	8,340	(3,076)
Net increase (decrease) in cash and cash equivalents	1,613	(4,363)
Cash and cash equivalents at beginning of period	75,356	70,540
Cash and cash equivalents at end of period	$ 76,969 =======	$ 66,177 =======

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

(2) Critical Accounting Policies

A summary of our significant accounting policies is presented in our audited financial statements and related management's discussion and analysis for the fiscal year ended December 31, 2001 contained in Exhibit 13 to our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2001. See also management's discussion and analysis below.

(3) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC, in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly MEMC's financial position and results of operations and cash flows for the periods presented. We have presented the consolidated financial statements in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, which contains MEMC's audited financial statements for such year and the related management's discussion and analysis of financial condition and results of operations. Operating results for the six-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

(4) Earnings (loss) per share

For the six-month period ended June 30, 2002 and the three and six month periods ended June 30, 2001, the numerator of the basic and diluted loss per share calculation was net loss allocable to common stockholders. Cumulative preferred stock dividends were not added back to the net loss, as the related conversion of the preferred stock would have been antidilutive. For these periods, the preferred stock, the warrants, and the options outstanding were not considered in computing diluted loss per share, as they were antidilutive.

For the three-month period ended June 30, 2002:
	Basic	Diluted
EPS numerator:
Net income allocable to common stockholders	$14,144	$14,144
Cumulative preferred stock dividends	(8,166)	-
Total	$ 5,978 =====	$ 14,144 =====
EPS denominator:
Weighted average shares outstanding	69,907	69,907
Cumulative preferred stock and unpaid dividends	-	122,761
Warrants	-	10,000
Stock options	-	2,756
Average restricted stock	-	509
Total shares (in thousands)	69,907 =====	205,933 =====
Earnings per share	$ .09 =====	$ .07 =====

At June 30, 2002, MEMC had outstanding 8,984,980 options, 16,666,667 warrants, 561,940 shares of unvested restricted common stock, and 260,000 shares of preferred stock convertible into 124,595,240 shares of common stock.

(5) Short-term Investments

Our Korean subsidiary has short-term investments managed by various investment trust companies within Korea at June 30, 2002 and December 31, 2001 of $34,123 and $31,803, respectively.

These investments, which have been stated at their respective fair market values as of June 30, 2002 and December 31, 2001, are considered low risk and highly liquid. The underlying trust companies invest primarily in investment grade Korean company corporate bonds and debentures and to a lesser extent Korean company common stock. Unrealized gains or losses are recognized in the statement of operations as nonoperating income or expense. Unrealized holding gains at June 30, 2002 and December 31, 2001 were $1,256 and $1,953, respectively.

(6) Inventories

Inventories consist of the following:

	June 30,	December 31,
	2002	2001
Raw materials and supplies	$ 26,171	$ 30,882
Goods in process	24,562	22,088
Finished goods	26,302	16,977
	$ 77,035 =======	$ 69,947 =======

(7) Restructuring Costs

During the first half of 2002, we reduced our workforce by approximately 150 employees, including salaried and hourly employees in the U.S., Italy, Korea and Japan. We recorded a restructuring charge of $6,985 related to these workforce reductions.

In the 2002 first half, we recorded an adjustment to reduce the restructuring reserve by $3,700. This amount was considered to be an adjustment to purchase accounting affecting our balance sheet at November 13, 2001, rather than as a current benefit in our statement of operations.
	Asset	Dismantling
	Inpairment/	And Related	Personnel
	Write-off	Costs	Costs	Total
Balance, December 31, 2001, as adjusted	$ 490	$ 2,584	$ 3,731	$ 6,805
Reclassification	-	113	(113)	-
Charges taken	-	-	6,985	6,985
Amounts utilized	-	(392)	(9,317)	(9,709)
Balance, June 30, 2002	$ 490 =======	$ 2,305 =======	$ 1,286 =======	$ 4,081 =======

Of the $4,081 restructuring reserve at June 30, 2002, approximately $1,800 is expected to be paid out in 2002. The majority of the remaining reserve relates to the Spartanburg facility. Timing for utilization of the remainder of the reserve is primarily dependent on the timing of the sale of this facility.

(8) Comprehensive Income/(Loss)

Comprehensive income/(loss) for the three months ended June 30, 2002 and 2001 was $4,669 and ($354,769), respectively. Comprehensive loss for the six months ended June 30, 2002 and 2001 was ($4,456) and ($375,129) respectively. MEMC's only adjustment from net loss to comprehensive loss was foreign currency translation adjustments in all periods presented.

(9) Debt

Our unsecured borrowings total approximately $58,329 at June 30, 2002, under approximately $97,000 of short-term loan agreements. In addition, an investor group led by Texas Pacific Group (collectively, "TPG") retained 55 million Euro (approximately $55,000) in principal amount of a note currently outstanding issued by our Italian subsidiary. We recorded the 55 million Euro Italian subsidiary note at its fair market value of one dollar as of November 13, 2001. We will accrete this debt instrument up to its face value in less than one year, as the note is due and payable in September 2002, using the effective interest method. At June 30, 2002, the accreted value of this note was approximately $685. Pursuant to the restructuring agreement between us and TPG, we agreed to restructure the 55 million Euro Italian subsidiary note on terms set forth in the restructuring agreement. It was originally contemplated that our Italian subsidiary would secure and deliver to TPG a senior secured note due 2031 in the principal amount of 55 million Euro, guaranteed by us, bearing interest at a rate of 6% per annum (payment in kind) and secured by substantially all the assets of our Italian subsidiary. The parties have been unable to restructure the Italian note on the original terms contemplated in the restructuring agreement. We are currently in discussions with TPG regarding the refinancing of this debt. If we are unable to refinance this loan, we believe we have sufficient available liquidity to repay this loan at maturity. Interest expense related to the accretion of the 55 million Euro Italian subsidiary note will be approximately 54 million Euro for the third quarter of 2002.

We have long-term committed loan agreements of approximately $290,000 at June 30, 2002, of which approximately $175,169 is outstanding. In addition, we have recorded a $50,000 senior subordinated secured note at its fair market value of one dollar as of November 13, 2001. We will accrete this debt instrument up to its face value in six years using the effective interest rate method. At June 30, 2002, the accreted value of this note was less than $1.

(10) Income Taxes

For the six months ended June 30, 2002, we recognized income tax expense of $7,867, as compared to an income tax expense of $258,082 for the six months ended June 30, 2001. In the second quarter of 2001, we increased our reserve for deferred tax assets by $267 million. In making this determination, we considered the deterioration in our liquidity at the time, the reduction in the trading price range of our stock at that time, the uncertainty at the time surrounding the terms and structure of the divestiture by E.ON of its interest in MEMC and possible limitations for federal income tax purposes on our ability to use tax loss carryforwards under IRC Section 382.

Income tax expense in the 2002 first half relates to tax jurisdictions in which we expect to owe current taxes and foreign withholding taxes.

Section 382 of the Internal Revenue Code restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 2001 as a result of the acquisition by TPG of E.ON's debt and equity holdings in MEMC. We believe that a significant majority of our U.S. net operating loss carryforwards through November 13, 2001 will be utilized or applied to reduce our tax attributes, under IRC Section 108(b), as a result of the TPG transaction. To the extent that any U.S. or foreign net operating loss carryforwards remain or are created after November 13, 2001, we have recognized a valuation allowance to fully offset any associated deferred tax assets. Accordingly, as of June 30, 2002, our net operating loss carryforwards do not carry any value in our consolidated balance sheet.

(11) Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The statement requires, among other things, the discontinuation of goodwill amortization for business combinations before July 1, 2001 and completion of a transitional goodwill impairment test. If a reporting unit's carrying amount exceeds its estimated fair value, a goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the implied fair value of the goodwill. The amount of impairment, if any, identified in performing the transitional impairment test is required to be recognized as a cumulative effect of change in accounting principle. We believe there is no indication of impairment at June 30, 2002 and have recorded no impairment charges for the six months ended June 30, 2002.

(12) Long-Lived Assets and Long-Lived Assets to be Disposed Of

Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. We have measured long-lived assets to be disposed of by sale, our Spartanburg facility, at the lower of carrying amount or fair value less cost to sell.

(13) Deferred Compensation

At June 30, 2002, we reported $11,208 in deferred compensation as a separate component of equity. This amount represents the unamortized portion of compensation expense for the various equity incentive programs of the Company. Compensation expense is being recognized in the statement of operations for each of these programs on an accelerated basis over the respective vesting periods of the underlying equity instruments, ranging from 2 to 7 years. For the six months ended June 30, 2002, the Company recognized non-cash compensation expense of $4,159.

(14) Subsequent Event

On July 10, 2002, our stockholders approved the issuance of the preferred stock and warrants, and the common stock underlying those securities, at a special meeting of our stockholders. Thereafter on July 10, 2002, TPG converted 260,000 shares of preferred stock plus cumulative unpaid preferred dividends into approximately 125 million newly issued common shares. The conversion brings our total outstanding shares to approximately 196 million, of which TPG owns approximately 90%. As a result of the conversion, effective July 11, 2002 we will no longer accrue dividends on these preferred shares. Cumulative preferred dividends of $8,166 and $16,093 were recognized in the three and six months ended June 30, 2002, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales.

Beginning in 2002, we transitioned our 300 millimeter operations from a pilot line to full-scale production. Consequently, beginning in 2002, 300 millimeter revenues and associated production costs are presented in net sales and cost of goods sold, respectively. Our net sales increased by 11% to $174 million in second quarter 2002 from $157 million in second quarter 2001. This increase was primarily caused by a 34% increase in product volumes, partially offset by a significant decline in average selling prices. Product volumes increased across all product diameters. Likewise, average selling prices declined across all product diameters.

For the six months ended June 30, 2002, our net sales decreased by 17% to $311 million from $377 million for the six months ended June 30, 2001. This decrease was primarily caused by a significant decline in average selling prices. The product volumes were relatively stable across all product diameters and average selling price declines were experienced across all product diameters.

Gross Margin.

In the second quarter 2002, our gross margin was $45 million compared to ($17) million in the second quarter 2001. This increase was the result of significant increases in product volumes offset by significant declines in average selling prices, plus the effects of lower depreciation and amortization resulting from pushdown accounting and the benefits realized from headcount reductions and yield and productivity improvements realized over the past year. Our total cost of sales decreased $44 million, or 25%, in the second quarter of 2002 versus the second quarter of 2001. As result of our continued cost reduction and manufacturing improvement programs, cash cost of sales in the 2002 second quarter decreased approximately $10 million or approximately 8% despite the 34% increase in product volumes. Cost of sales was also benefited in the second quarter of 2002 by a decrease in depreciation and amortization of approximately $34 million as a result of pushdown accounting.

In the six months ended June 30, 2002, our gross margin was $67 million compared to $11 million in the six months ended June 30, 2001. While our product volumes remained relatively flat, the increase in gross margin resulted from reductions in depreciation and amortization resulting from pushdown accounting and continued benefits realized from our cost reduction and manufacturing improvement programs, partially offset by significant declines in average selling prices. Our total cost of sales decreased $122 million, or 33%, compared to the first half of 2001. As result of our continued cost reduction and manufacturing improvement programs, cash cost of sales in the first half of 2002 decreased approximately $55 million or approximately 19% while product volumes were relatively stable. Cost of sales was also benefited in the first half of 2002 by a decrease in depreciation and amortization of approximately $67 million as a result of pushdown accounting.

Research and Development.

Our research and development expenses decreased in the 2002 first half to $13 million compared to $31 million in the year ago period. The decreased expense resulted from continued cost controls, reductions in depreciation and amortization resulting from pushdown accounting, and transition of our 300 millimeter operations from a pilot line to full-scale production.

Nonoperating Income/Expense.

In the second quarter of 2002, other net nonoperating income increased to $9 million from $2 million in the second quarter of 2001. This increase was primarily the result of currency gains in the second quarter of 2002 totaling approximately $10 million on long-term instruments. The currency gains resulted from the significant weakening of the US Dollar against the Japanese Yen in the second quarter of 2002.

Interest Expense.

In first half of 2002, our interest expense decreased to $11 million from $45 million for the six months ended June 30, 2001. Effective November 13, 2001, MEMC and an investor group led by Texas Pacific Group ("TPG") restructured MEMC's debt acquired by TPG from E.ON, resulting in a substantial decrease in our outstanding debt. As of June 30, 2002, the book value of our debt outstanding totaled $234 million, compared to $1,073 million at June 30, 2001.

In connection with the debt restructuring, TPG retained 55 million Euro in principal amount of a note issued by our Italian subsidiary. This note was recorded at its fair market value of one dollar and will accrete interest up to its face value in less than one year, as the note is due and payable in September 2002, using the effective interest rate method. Interest expense related to the accretion of the 55 million Euro Italian subsidiary note was approximately $1 million in the second quarter of 2002. Pursuant to the restructuring agreement between us and TPG, we agreed to restructure the 55 million Euro Italian subsidiary note on terms set forth in the restructuring agreement. It was originally contemplated that our Italian subsidiary would secure and deliver to TPG a senior secured note due 2031 in the principal amount of 55 million Euro, guaranteed by us, bearing interest at a rate of 6% per annum (payment in kind) and secured by substantially all the assets of our Italian subsidiary. The parties have been unable to restructure the Italian note on the original terms contemplated in the restructuring agreement. We are currently in discussions with TPG regarding the refinancing of this debt. If we are unable to refinance this loan, we believe we have sufficient available liquidity to repay this loan at maturity. Interest expense related to the accretion of the Italian note will approximate 54 million Euro for the third quarter of 2002.

Income Taxes.

For the six months ended June 30, 2002, we recognized income tax expense of $8 million, as compared to an income tax expense of $258 million for the first six months of 2001. In the second quarter of 2001, we increased our reserve for deferred tax assets by $267 million. In making this determination, we considered the deterioration in our liquidity at the time, the reduction in the trading price range of our stock at that time, the uncertainty at the time surrounding the terms and structure of the divestiture by E.ON of its interest in MEMC and possible limitations for federal income tax purposes on our ability to use tax loss carryforwards under IRC Section 382.

Income tax expense in the 2002 first half relates to tax jurisdictions in which we expect to owe current taxes and foreign withholding taxes.

Section 382 of the Internal Revenue Code restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 2001 as a result of the acquisition by TPG of E.ON's debt and equity holdings in MEMC. We believe that a significant majority of our U.S. net operating loss carryforwards through November 13, 2001 will be utilized or applied to reduce our tax attributes, under IRC Section 108(b), as a result of the TPG transaction. To the extent that any U.S. or foreign net operating loss carryforwards remain or were created after November 13, 2001, we have recognized a valuation allowance to fully offset any associated deferred tax assets. Accordingly, as of June 30, 2002, our net operating loss carryforwards do not carry any value in our consolidated balance sheet.

Outlook.

Looking forward, we expect revenue in the 2002 third quarter to grow between 5% and 10% over second quarter 2002 revenues. We expect our incremental gross margin, defined as the change in gross margin as a percentage of the change in sales, in the 2002 third quarter to be around the 50% mark. For the fourth quarter of 2002, our backlog, including actual and indicative orders, is currently higher than the 2002 third quarter backlog was at this same point last quarter. Based on the market uncertainty expressed by our customers at this industry inflection point, however, we are reserving specific guidance regarding our 2002 fourth quarter revenue growth.

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

At June 30, 2002, we had $111 million of cash and cash equivalents and short-term investments compared to $107 million at December 31, 2001. Our consolidated subsidiary, MEMC Korea Company ("MKC") had cash and cash equivalents and short-term investments at June 30, 2002 and December 31, 2001 of approximately $94 million and $73 million, respectively. Under Korean law there are restrictions on MKC's ability to pay dividends and make loans, thereby limiting our access to MKC's cash assets.

Cash flows provided by operating activities were $8 million for the six months ended June 30, 2002, compared to cash provided by operating activities of $10 million for the six months ended June 30, 2001. First half 2002 operating cash flows were reduced, relative to the first half 2001, by deploying working capital to support the Company's growth.

Accounts receivable of $97 million at June 30, 2002 increased $30 million, or 44%, from $67 million at December 31, 2001. This increase was primarily attributable to the 45% increase in net sales during second quarter 2002 compared to the fourth quarter of 2001. Days' sales outstanding were 51 days at June 30, 2002 and December 31, 2001 based upon annualized sales for the respective immediately preceding quarters.

Our inventories increased $7 million, or 10%, from December 31, 2001 to $77 million at June 30, 2002. Total related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $17 million at both June 30, 2002, and December 31, 2001. Quarter-end inventories as a percentage of annualized quarterly net sales decreased to 11% for the period ended June 30, 2002 compared to 15% for the period ended December 31, 2001.

Our net deferred tax assets remained flat at $30 million as of June 30, 2002 and December 31, 2001. We provide for income taxes on a quarterly basis based on an estimated annual effective tax rate. Management believes it is more likely than not that, with its projections of future taxable income and after consideration of the valuation allowance, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at June 30, 2002.

Our cash used in investing activities decreased $23 million to $9 million in the six months ended June 30, 2002 compared to $32 million in the six months ended June 30, 2001, primarily as a result of decreased capital expenditures. Our capital expenditures in the first six months of 2002 primarily related to maintenance capital. We expect to tightly control capital expenditures in the remainder of 2002 and as a result we expect full year 2002 capital expenditures to be less than 2001. At June 30, 2002, we had less than $10 million of committed capital expenditures related to various manufacturing and technology projects.

Cash flows provided by (used in) financing activities decreased to ($5) million in the six months ended June 30, 2002 from $20 million in the six months ended June 30, 2001. The net decrease in borrowings was primarily attributable to improved operating results in 2002 over 2001 and to payments of principal on debt that became due during the six months ended June 30, 2002.

Our unsecured borrowings total approximately $58,329 at June 30, 2002, under approximately $97,000 of short-term loan agreements. In addition, TPG retained 55 million Euro (approximately $55,000) in principal amount of a note currently outstanding issued by our Italian subsidiary. We recorded the 55 million Euro Italian subsidiary note at its fair market value of one dollar as of November 13, 2001. We will accrete this debt instrument up to its face value in less than one year, as the note is due and payable in September 2002, using the effective interest method. At June 30, 2002, the accreted value of this note was approximately $685. Pursuant to the restructuring agreement between us and TPG, we agreed to restructure the 55 million Euro Italian subsidiary note on terms set forth in the restructuring agreement. It was originally contemplated that our Italian subsidiary would secure and deliver to TPG a senior secured note due 2031 in the principal amount of 55 million Euro, guaranteed by us, bearing interest at a rate of 6% per annum (payment in kind) and secured by substantially all the assets of our Italian subsidiary. The parties have been unable to restructure the Italian note on the original terms contemplated in the restructuring agreement. We are currently in discussions with TPG regarding the refinancing of this debt. If we are unable to refinance this loan, we believe we have sufficient available liquidity to repay this loan at maturity. Interest expense related to the accretion of the 55 million Euro Italian subsidiary note will be approximately 54 million Euro for the third quarter of 2002.

We have long-term committed loan agreements of approximately $290 million at June 30, 2002, of which approximately $175 million is outstanding. In addition, we have recorded a $50 million senior subordinated secured note at its fair market value of one dollar as of November 13, 2001. We will accrete this debt instrument up to its face value in six years using the effective interest rate method. At June 30, 2002, the accreted value of this note was less than one thousand dollars.

As part of the purchase and restructuring transactions on November 13, 2001, TPG committed to provide us with a five-year $150 million revolving credit facility. That revolving credit facility has been replaced with a revolving credit facility with Citibank and UBS AG, guaranteed by TPG. Loans under this facility bear interest at a rate of LIBOR plus 1.5% or alternate base rate plus 0.5% per annum.

Loans can be made under this credit facility subject to certain conditions and the following aggregate lending limitations:
* $50 million at any time prior to January 1, 2002
* $75 million at any time prior to April 1, 2002
* $100 million at any time prior to July 1, 2002
* $125 million at any time prior to October 1, 2002
* $150 million at any time on or after October 1, 2002

At June 30, 2002, we had drawn $35 million against this credit facility.

The Citibank revolving credit facility and the indenture for our senior subordinated secured notes contain certain highly restrictive covenants, including covenants to maintain minimum quarterly consolidated EBITDA; minimum monthly consolidated backlog; minimum monthly consolidated revenues; maximum annual capital expenditures; and other covenants customary for revolving loans and indentures of this type and size. The minimum quarterly consolidated EBITDA covenant is $0 and $8 million in the third and fourth quarters of 2002, respectively. Thereafter, the minimum quarterly consolidated EBITDA covenant progressively increases to $25 million, $35 million, $44 million, $52 million and $60 million at the end of the last quarter of 2003, 2004, 2005, 2006, and 2007, respectively. The minimum monthly consolidated backlog covenant was 30 million square inches (msi) in January 2002 and progressively increases to 38 msi, 53 msi, 63 msi, 74 msi, 81 msi and 92 msi in the last month of 2002, 2003, 2004, 2005, 2006 and 2007, respectively. The minimum monthly consolidated revenues covenant was $34 million in January 2002 and progressively increases to $48 million, $56 million, $67 million, $76 million, $84 million and $92 million in the last month of 2002, 2003, 2004, 2005, 2006, and 2007, respectively. Finally, the maximum annual capital expenditures covenant is $45 million and $50 million for 2002 and 2003, respectively, and increases to $55 million for each of 2004 through 2007. In the event that we were in violation of these covenants, which in our highly cyclical industry could occur in a sudden or sustained downturn, the loan commitments under the revolving credit facility may terminate and the loans and accrued interest then outstanding under the facility and the senior subordinated secured notes and related accrued interest may be due and payable immediately.

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

The $150 million Citibank revolving credit facility and the indenture for the senior subordinated secured notes contain change in control provisions. Under these instruments, if (1) TPG's ownership interest in us is reduced below 15% (or, in the case of the indenture, 30%) of our total outstanding equity interests, (2) another person or group acquires ownership of a greater percentage of our outstanding equity than TPG, or (3) a majority of our board of directors is neither nominated by our board of directors nor appointed by directors so nominated, then:

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

In such event, we may not have sufficient funds to repay the outstanding loans and accrued interest under the Citibank revolving credit facility and/or repurchase the senior subordinated secured notes and we would need to seek and obtain replacement financing. We cannot be certain that we would be able to refinance these amounts.

Under the terms of the 55 million Euro Italian subsidiary note, we are required to pay 50% of our annual net free cash flow, which is net of capital expenditures, as a mandatory principal repayment of this note. We are also required to pay 75% of any cash received from MKC through dividends, reductions or repurchases of equity, share redemptions or loans as a mandatory principal repayment of this note. MEMC received a waiver of this requirement for the dividend received from MKC in the second quarter of 2002.

On July 10, 2002, TPG converted all of our outstanding preferred stock into 125,010,556 shares of our common stock. As a result, effective July 11, 2002, we will no longer accrue dividends on this preferred stock.

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

Push Down Accounting

As a result of the purchase of E.ON's equity interest in MEMC by TPG and the rights possessed by TPG through its ownership of the preferred stock, we applied purchase accounting and pushed down TPG's nominal basis in MEMC to our accounting records, reflected in our consolidated financial statements subsequent to November 13, 2001. On July 10, 2002, TPG converted all of the preferred stock and the related accrued but unpaid dividends into approximately 125 million shares of our common stock. TPG now owns approximately 90% of our outstanding common stock. Purchase accounting was applied at November 13, 2002 with the expectation of this conversion taking place.

To revalue our assets and liabilities, we first estimated their fair market values. To the extent the fair market value differed from the book value, approximately 90% of that difference was recorded as an adjustment to the carrying value of the respective asset or liability. To the extent the adjusted net carrying value of assets and liabilities exceeded the pushed down basis of TPG's investment in MEMC, negative goodwill was generated. The negative goodwill was then allocated to the bases of existing goodwill and other identifiable intangible assets, investments in joint ventures, and property, plant and equipment.

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

Section 382 of the Internal Revenue Code (IRC) restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change. Such an ownership change occurred during 2001 as a result of the acquisition by TPG of all of E.ON's debt and equity interest in MEMC. We believe that a significant majority of our U.S. net operating loss carryforwards will be utilized or applied to reduce our tax attributes, under IRC Section 108(b), as a result of the transactions with TPG. To the extent that any U.S. or foreign net operating loss carryforwards remain, we have recognized a valuation allowance to fully offset any associated deferred tax assets. Accordingly, as of June 30, 2002, our net operating loss carryforwards do not carry any value in our consolidated balance sheet.

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

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the amount of the restructuring reserve expected to be paid out in 2002; interest expense related to the accretion on the 55 million Euro note in the third quarter of 2002; our ability to repay the 55 million Euro note at its maturity; our expectation regarding the utilization of our U.S. net operating loss carryforwards; our expectation of sequential growth in revenue between 5% and 10% in the 2002 third quarter; our expectation that our incremental gross margin in the 2002 third quarter will be around the 50% mark; our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing at June 30, 2002; our expectation that 2002 capital expenditures will be less than 2001 and our belief that we have the financial resources needed to meet business requirements for the next twelve months. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for silicon wafers; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing costs; inventory levels of our customers; demand for semiconductors generally; changes in the pricing environment; actions by our competitors, customers and suppliers; changes in interest and foreign currency exchange rates; the impact of competitive products and technologies; technological changes; changes in financial market conditions; and other risks described in MEMC's filing with the Securities and Exchange Commission, including MEMC's annual report on Form 10-K, as amended, for the year ended December 31, 2001.

Recently Issued Accounting Pronouncements.

In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, effective for fiscal years beginning after June 15, 2002. SFAS No. 143 addresses financial accounting requirements for retirement obligations associated with tangible long-lived assets.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, effective prospectively to exit and disposal activities initiated after December 31, 2002.

We do not believe the implementation of Statements No. 144 or 146 will have a material effect on our financial condition or results of operations.

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

At June 30, 2002, the Company's had unhedged Yen exposure of approximately $75 million.

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

Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent, and Form of Note attached as an exhibit thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated January 14, 2002)

4-a(1)

Security Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(2)

Pledge Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(3)

Indemnity, Subrogation and Contribution Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(4)

Guarantee Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(5)

Amendment No. 1, dated as of March 21, 2002, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent (incorporated by reference to Exhibit 4-a(5) of the Company's Form 10-Q for the Quarter ended March 31, 2002)

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K dated November 28, 2001)
10-bb*	MEMC Supplemental Executive Pension Plan 2002 Restatement
10-ii*	Employment Agreement effective as of March 26, 2002 between the Company and Nabeel Gareeb
10-ii(1)*	Stock Option Grant Agreement (2002 Service Option)
10-ii(2)*	Stock Option Grant Agreement (Four Year Vesting)
10-ii(3)*	Stock Option Grant Agreement (Seven Year Vesting)
10-ll(2)*	Retirement Agreement effective as of April 30, 2002 between the Company and Klaus von Horde
10-ll(3)*	Restricted Stock Agreement
10-ll(4)*	Stock Option Award Agreement ($3.55)
10-ll(5)*	Stock Option Award Agreement ($1.50)
10-www(8)	Amendment No. 2, dated June 21, 2002, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc.

*This Exhibit constitutes a management contract, compensatory plan or arrangement.

-------------------------------

(b) Reports on Form 8-K

During the second quarter of 2002, we filed the following current report on Form 8-K:

1. Item 5 and Item 7 Form 8-K filed on June 4, 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.
August 14, 2002	/s/ James M. Stolze
James M. Stolze
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601of Regulation S-K.
Number
Exhibit	Description
3(ii)	Restated By-laws of the Company
10-bb	MEMC Supplemental Executive Pension Plan 2002 Restatement
10-ii	Employment Agreement effective as of March 26, 2002 between the Company and Nabeel Gareeb
10-ii(1)	Stock Option Grant Agreement (2002 Service Option)
10-ii(2)	Stock Option Grant Agreement (Four Year Vesting)
10-ii(3)	Stock Option Grant Agreement (Seven Year Vesting)
10-ll(2)	Retirement Agreement effective as of April 30, 2002 between the Company and Klaus von Horde
10-ll(3)	Restricted Stock Agreement
10-ll(4)	Stock Option Award Agreement ($3.55)
10-ll(5)	Stock Option Award Agreement ($1.50)
10-www(8)	Amendment No. 2, dated June 21, 2002, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc.