Form 10-Q
period 2002-09-30
MEMC ELECTRONIC MATERIALS INC
filed 2002-11-12
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2002
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

The number of shares of the registrant's common stock outstanding at October 31, 2002 was 195,532,134.

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II--OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

Item 4. Submission of Matters to a Vote of Security Holders

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

PART I -- FINANCIAL INFORMATION
Item 1. Financial Statements.
MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Net sales	$ 190,264	$ 120,744	$ 501,186	$ 497,435
Cost of goods sold	137,417	155,472	381,805	521,169
Gross margin	52,847	(34,728)	119,381	(23,734)
Operating expenses:
Marketing and administration	16,053	16,052	51,221	53,936
Research and development	6,725	16,640	19,993	47,853
Restructuring	8,315	130	15,300	22,422
Operating income (loss)	21,754	(67,550)	32,867	(147,945)
Nonoperating (income) expense:
Interest expense	58,250	22,902	69,194	67,919
Interest income	(1,860)	(1,996)	(4,672)	(5,911)
Royalty income	(769)	(769)	(2,371)	(2,600)
Other, net	3,843	2,243	(4,582)	2,546
Total nonoperating expense	59,464	22,380	57,569	61,954
Loss before income taxes, equity in income (loss) of joint ventures and minority interests	(37,710)	(89,930)	(24,702)	(209,899)
Income taxes	5,368	(18,701)	13,235	239,381
Loss before equity in income (loss) of joint ventures and minority interests	(43,078)	(71,229)	(37,937)	(449,280)
Equity in income (loss) of joint ventures	1,308	(9)	1,971	457
Minority interests	(2,982)	3,796	(4,839)	8,492
Net loss	($ 44,752) =======	($67,442) =======	($ 40,805) =======	($ 440,331) =======
Cumulative preferred stock dividends	($ 934) =======	N/A	($ 17,027) =======	N/A
Loss allocable to common stockholders	($ 45,686) =======	($67,442) =======	($ 57,832) =======	($ 440,331) =======

Basic loss per share	($ 0.25) =====	($ 0.97) =====	($ 0.54) =====	($ 6.33) =====
Diluted loss per share	($ 0.25) =====	($ 0.97) =====	($ 0.54) =====	($ 6.33) =====
Weighted average shares used in computing basic
loss per share	182,742,775 =========	69,612,900 ========	107,850,403 =========	69,612,900 ========
Weighted average shares used in computing diluted
loss per share	182,742,775 =========	69,612,900 ========	107,850,403 =========	69,612,900 ========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	September 30,	December 31,
	2002	2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 98,370	$ 75,356
Short-term investments	38,941	31,803
Accounts receivable, less allowance for doubtful accounts of $3,298 and $3,341 in 2002 and 2001, respectively	99,938	67,420
Inventories	81,476	69,947
Prepaid and other current assets	20,835	19,504
Total current assets	339,560	264,030
Property, plant and equipment, net of accumulated depreciation of $136,442 and
$113,075 in 2002 and 2001, respectively	181,928	200,705
Investments in joint ventures	17,552	15,581
Goodwill, net of accumulated amortization of $736 in 2002 and 2001	3,761	3,761
Deferred tax assets, net	28,978	30,059
Other assets	30,130	35,198
Total assets	$ 601,909 ========	$ 549,334 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 106,695	$ 75,873
Accounts payable	60,911	52,079
Accrued liabilities	51,263	49,958
Customer deposits	16,062	19,370
Provision for restructuring costs	10,049	10,505
Income taxes	11,626	1,994
Deferred income taxes	-	345
Accrued wages and salaries	20,669	11,575
Total current liabilities	277,275	221,699
Long-term debt, less current portion	173,291	144,743
Pension and similar liabilities	103,126	100,804
Customer deposits	22,197	25,373
Other liabilities	27,492	25,881
Total liabilities	603,381	518,500
Minority interests	53,671	51,083
Redeemable preferred stock:
Preferred stock, $.01 par value, $1,000 stated value per share, 260,000 shares
issued at 2002 and 2001, 0 and 260,000 shares outstanding at 2002 and 2001, respectively, liquidation value $0 and $264,247 at 2002 and 2001, respectively	-	4,247
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, 260,000 shares issued at 2002 and 2001, 0 and 260,000 shares outstanding at 2002 and 2001, respectively (see above)	-	-
Common stock, $.01 par value, 300,000,000 and 200,000,000 shares authorized in 2002 and 2001, respectively, 196,461,339 and 70,542,105 issued at 2002 and 2001, respectively	1,965	705
Additional paid-in capital	29,253	8,081
Accumulated deficit	(70,202)	(29,397)
Accumulated other comprehensive income (loss)	(2,172)	835
Deferred compensation	(9,267)	-
Treasury stock, 929,205 in 2002 and 2001	(4,720)	(4,720)
Total stockholders' equity	(55,143)	(24,496)
Total liabilities and stockholders' equity	$ 601,909 ========	$ 549,334 ========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)
	Nine Months Ended
	September 30,
	2002	2001
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net loss	$ (40,805)	$ (440,331)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	25,149	147,065
Interest accretion	56,556	-
Minority interests	4,839	(8,492)
Deferred compensation	6,682	-
Equity in income of joint ventures	(1,971)	(457)
(Gain) loss on sale of property, plant and equipment	(597)	367
Restructuring	6,005	16,795
Working capital and other	(11,740)	274,249
Net cash provided by (used in) operating activities	44,118	(10,804)
Cash flows from investing activities:
Capital expenditures	(12,325)	(38,825)
Short-term investments, net	(7,138)	(6,234)
Proceeds from sale of property, plant and equipment	911	18
Net cash used in investing activities	(18,552)	(45,041)
Cash flows from financing activities:
Net short-term borrowings	9,950	38,646
Proceeds from issuance of common stock	695	-
Dividend to minority interest	(2,251)	(2,759)
Proceeds from issuance of long-term debt	40,000	70,549
Principal payments on long-term debt	(57,502)	(21,976)
Net cash provided by (used in) financing activities	(9,108)	84,460
Effect of exchange rates changes on cash and cash equivalents	6,556	(3,841)
Net increase in cash and cash equivalents	23,014	24,774
Cash and cash equivalents at beginning of period	75,356	70,540
Cash and cash equivalents at end of period	$ 98,370 =======	$ 95,314 =======

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

(3) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC, in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly MEMC's financial position and results of operations and cash flows for the periods presented. We have presented the consolidated financial statements in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2001, which contains MEMC's audited financial statements for such year and the related management's discussion and analysis of financial condition and results of operations. Operating results for the nine-month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. Certain prior period amounts have been reclassified to conform to the current period presentation.

(4) Loss per share

For the three and nine month periods ended September 30, 2002 and the three and nine month periods ended September 30, 2001, the numerator of the basic and diluted loss per share calculation was net loss allocable to common stockholders. Cumulative preferred stock dividends were not added back to the net loss, as the related conversion of the preferred stock would have been antidilutive. For these periods, the preferred stock, the warrants, and the options outstanding were not considered in computing diluted loss per share, as they were antidilutive.

At September 30, 2002, MEMC had outstanding 9,099,030 options, 16,666,667 warrants, and 560,066 shares of unvested restricted common stock.

(5) Short-term Investments

Our Korean subsidiary has short-term investments managed by various investment trust companies within Korea at September 30, 2002 and December 31, 2001 of $38,941 and $31,803, respectively.

These investments, which have been stated at their respective fair market values as of September 30, 2002 and December 31, 2001, are considered low risk and highly liquid. The underlying trust companies invest primarily in investment grade Korean company corporate bonds and debentures and to a lesser extent Korean company common stock. Unrealized gains or losses are recognized in the statement of operations as nonoperating income or expense. Unrealized holding gains at September 30, 2002 and December 31, 2001 were $1,813 and $1,953, respectively.

(6) Inventories

Inventories consist of the following:
	September 30,	December 31,
	2002	2001
Raw materials and supplies	$ 24,582	$ 30,882
Goods in process	23,526	22,088
Finished goods	33,368	16,977
	$ 81,476 =======	$ 69,947 =======

(7) Restructuring Costs

During the nine months ended September 30, 2002, we reduced our workforce by approximately 450 salaried, hourly and temporary employees in the U.S., Italy, Korea, Malaysia and Japan. We recorded a restructuring charge of $15,300 related primarily to these workforce reductions, including $8,315 in the third quarter of 2002.

In the first quarter of 2002, we recorded an adjustment to reduce the restructuring reserve by $3,700. This amount was considered to be an adjustment to purchase accounting affecting our balance sheet at November 13, 2001, rather than as a current benefit in our statement of operations.

	Asset	Dismantling
	Impairment/	And Related	Personnel
	Write-off	Costs	Costs	Total
Balance, December 31, 2001, as adjusted	$ 490	$ 2,584	$ 3,731	$ 6,805
Reclassification	-	28	(28)	-
Charges taken	815	(85)	14,570	15,300
Amounts utilized	(817)	(429)	(10,810)	(12,056)
Balance, September 30, 2002	$ 488 =======	$ 2,098 =======	$ 7,463 =======	$ 10,049 =======

Of the $10,049 restructuring reserve at September 30, 2002, approximately $1,600 is expected to be paid out in 2002. Timing for utilization of the remainder of the reserve is primarily dependent on the completion of salary continuation for individuals released in third quarter 2002, the timing of lump sum severance payments and the timing of the sale of the Spartanburg facility. We expect to complete all personnel cost payments by June 2003.

(8) Comprehensive Loss

Comprehensive loss for the three months ended September 30, 2002 and 2001 was $39,356 and $66,428, respectively. Comprehensive loss for the nine months ended September 30, 2002 and 2001 was $43,812 and $441,557, respectively. MEMC's only adjustment from net loss to comprehensive loss was foreign currency translation adjustments in all periods presented.

(9) Debt

Our unsecured short-term borrowings total approximately $57,000 at September 30, 2002, under approximately $100,000 of short-term loan agreements. In addition, we have a 20 million Euro (approximately $20,000 at September 30, 2002), unsecured short-term loan with an investor group led by Texas Pacific Group (collectively, "TPG") which bears interest at 8%.

In connection with our debt restructuring on November 13, 2001, TPG retained 55 million Euro in principal amount of a note issued by our Italian subsidiary. We recorded the 55 million Euro Italian subsidiary note at its fair market value of one dollar as of November 13, 2001. We accreted this debt instrument up to its face value in less than one year, as the note was due and payable in September 2002, using the effective interest method. Interest expense related to the accretion of the 55 million Euro Italian subsidiary note was approximately $53,400 for the three months ended September 30, 2002 and approximately $54,000 for the nine months ended September 30, 2002.

On September 6, 2002, we amended the 55 million Euro note to provide for a 35 million Euro principal repayment on or before September 25, 2002 and a 20 million Euro principal repayment on or before April 15, 2003. The amended Euro note is unsecured and bears interest at 8%. Consistent with the terms of the amended Euro note, on September 24, 2002, we paid 35 million Euro to TPG.

In connection with the amendment to the Euro note, TPG agreed to provide the Company with a new $35,000 secured revolving credit facility. The new $35,000 revolving credit facility will have a five-year term, bear interest at LIBOR plus 10%, be secured by substantially the same collateral base that secures the Company's $150,000 revolving credit facility with Citibank and UBS AG (the "Citibank/UBS Facility") and contain substantially the same covenants as the Citibank/UBS Facility. As a condition to any borrowings under the new $35,000 revolving credit facility, the Company must have repaid the amended Euro note in full and must have borrowed in full all amounts available under the Citibank/UBS Facility.

We have long-term committed loan agreements of approximately $283,000 at September 30, 2002 and a new $35,000 secured revolving credit facility commitment from TPG, which has not yet been executed. Approximately $203,000 is outstanding on the committed loan agreements. In addition, we have recorded $50,000 of senior subordinated secured notes at their fair market value of one dollar as of November 13, 2001. These notes mature in November 2007. We will accrete the notes up to their face value during the six years preceding their maturity using the effective interest rate method. Assuming these notes remain outstanding until their maturity, interest expense related to the accretion of the notes and related stated interest expense will be less than $1,000 in each of the years 2002 through 2005, and approximately $6,698 and $91,445 in 2006 and 2007, respectively. In the event these notes are redeemed prior to their maturity, on the redemption date we would recognize interest expense equal to the remaining unaccreted face value of the notes and the related accrued but unpaid stated interest. At September 30, 2002, the accreted value of these notes was less than $1; however, the face of these notes plus accrued but unpaid stated interest approximated $54,000.

(10) Income Taxes

For the nine months ended September 30, 2002, we recognized income tax expense of $13,235, as compared to an income tax expense of $239,381 for the nine months ended September 30, 2001 In the first nine months of 2001, we increased our valuation allowance for deferred tax assets to reserve all net deferred tax assets in tax jurisdictions with a net deferred tax asset position. In making this determination, we considered the deterioration in our liquidity at the time, the reduction in the trading price range of our stock at that time, the uncertainty at the time surrounding the terms and structure of the divestiture by E.ON of its interest in MEMC and possible limitations for federal income tax purposes on our ability to use tax loss carryforwards under IRC Section 382.

Income tax expense in the nine months ended September 30, 2002 relates to tax jurisdictions in which we expect to owe current taxes and foreign withholding taxes.

Section 382 of the Internal Revenue Code restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 2001 as a result of the acquisition by TPG of E.ON's debt and equity holdings in MEMC. As a result of the TPG transaction, approximately $861,000 of our U.S. net operating loss carryforwards was applied to reduce our tax attributes under IRC Section 108(b). Our remaining pre-2002 U.S. net operating losses of approximately $39,000 have a negligible value under the restrictions of Section 382. To the extent that any U.S. or foreign net operating loss carryforwards remain, we have recognized a valuation allowance to fully offset any associated deferred tax assets. Accordingly, as of September 30, 2002, our net operating loss carryforwards do not carry any value in our consolidated balance sheet.

(11) Goodwill and Other Intangible Assets

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The statement requires, among other things, the discontinuation of goodwill amortization for business combinations before July 1, 2001 and completion of a transitional goodwill impairment test. If a reporting unit's carrying amount exceeds its estimated fair value, a goodwill impairment is recognized to the extent that the reporting unit's carrying amount of goodwill exceeds the implied fair value of the goodwill. The amount of impairment, if any, identified in performing the transitional impairment test is required to be recognized as a cumulative effect of change in accounting principle. We believe there is no indication of impairment at September 30, 2002 and have recorded no impairment charges for the nine months ended September 30, 2002.

(12) Long-Lived Assets and Long-Lived Assets to be Disposed Of

Effective January 1, 2002, we adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, that replaces SFAS No. 121. The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. SFAS No. 144 requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet been incurred. We have measured long-lived assets to be disposed of by sale (which consist solely of our Spartanburg facility) at the lower of carrying amount or fair value less cost to sell.

(13) Deferred Compensation

At September 30, 2002, we reported $9,267 in deferred compensation as a separate component of equity. This amount represents the unamortized portion of compensation expense for the various equity incentive programs of the Company. Compensation expense is being recognized in the statement of operations for each of these programs on an accelerated basis over the respective vesting periods of the underlying equity instruments, ranging from 2 to 7 years. For the nine months ended September 30, 2002, the Company recognized non-cash compensation expense of $6,682 related to its equity incentive programs.

(14) Preferred Stock Conversion

On July 10, 2002, TPG converted 260,000 shares of preferred stock plus cumulative unpaid preferred dividends into approximately 125 million common shares. The conversion increased the Company's total outstanding shares to approximately 196 million, of which TPG owns approximately 90%. As a result of the conversion, effective July 11, 2002 there is no further preferred dividend requirement. Cumulative preferred dividends of $934 and $17,027 were recognized in the three and nine months ended September 30, 2002, respectively.

(15) Subsequent Event

In September 1998, we granted Tokuyama Corporation, Marubeni Corporation and Marubeni America Corporation an option to acquire a majority interest in MEMC Pasadena, Inc., our granular polysilicon subsidiary, in exchange for a $15,000 option payment. At September 30, 2002, the option payment was included in accrued liabilities. This option will expire on October 31, 2002, as the parties have decided not to extend the option. As a result, under the terms of the option agreement, we will retain $7,500 of the $15,000 option payment and return the remaining $7,500 to Tokuyama and Marubeni in November 2002. The $7,500 one-time gain by MEMC will be recorded as other income in the 2002 fourth quarter.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales.

Our net sales increased by 58% to $190 million in third quarter 2002 from $121 million in third quarter 2001. This increase was primarily caused by an 82% increase in product volumes, partially offset by a significant decline in average selling prices. Beginning in 2002, we transitioned our 300 millimeter operations from a pilot line to full-scale production. Consequently, beginning in 2002, 300 millimeter revenues and associated production costs are presented in net sales and cost of goods sold, respectively. Product volumes increased across all product diameters during third quarter 2002 compared to third quarter 2001. Average selling prices declined across all product diameters during the 2002 third quarter as compared to the same period in 2001.

For the nine months ended September 30, 2002, our net sales increased to $501 million from $497 million for the nine months ended September 30, 2001. This increase was primarily caused by a 22% increase in product volumes, almost fully offset by a significant decline in average selling prices. Product volumes increased across all product diameters except 100 millimeter, which was relatively flat. Average selling prices declined across all product diameters.

Gross Margin.

In the third quarter 2002, our gross margin was $53 million compared to negative $35 million in the third quarter 2001. This increase was the result of a substantial increase in product volumes partially offset by a significant decline in average selling prices, plus the effects of lower depreciation and amortization resulting from pushdown accounting and the benefits realized from headcount reductions and yield and productivity improvements over the past year. Our total cost of sales decreased $18 million, or 12%, in the third quarter of 2002 versus the third quarter of 2001. As result of our continued cost reduction and manufacturing improvement programs, cash cost of sales, which is cost of sales before depreciation and amortization, in the 2002 third quarter only increased approximately $13 million or approximately 11% despite the 82% increase in product volumes. Cost of sales also benefited in the third quarter of 2002 compared to the third quarter of 2001 from a decrease in depreciation and amortization of approximately $31 million as a result of pushdown accounting.

In the nine months ended September 30, 2002, our gross margin was $119 million compared to negative $24 million in the nine months ended September 30, 2001. The increase in gross margin resulted from the 22% increase in product volumes combined with reductions in depreciation and amortization resulting from pushdown accounting and continued benefits realized from our cost reduction and manufacturing improvement programs, partially offset by significant declines in average selling prices. Our total cost of sales decreased $139 million, or 27%, compared to the first nine months of 2001. As result of our continued cost reduction and manufacturing improvement programs, cash cost of sales in the first nine months of 2002 decreased approximately $42 million or approximately 10% while product volumes increased 22%. Cost of sales also benefited in the first nine months of 2002 compared to the first nine months of 2001 from a decrease in depreciation and amortization of approximately $97 million as a result of pushdown accounting.

Research and Development.

Our research and development expenses decreased in the nine months ended 2002 to $20 million compared to $48 million in the year ago period. Approximately half of the decline in R&D year-over-year is a result of lower depreciation from the application of push-down accounting. The other half is a result of reduced costs as we have fine-tuned our focus in R&D over the last year. In addition, certain process improvement activities included in R&D in 2001 have now been moved into production, thereby reducing our R&D costs. We intend to redeploy some of the savings from the overhead reductions in the 2002 third quarter to R&D, increasing our R&D expenses modestly.

Restructuring Charges.

In the third quarter 2002, we recorded a restructuring charge of $8 million compared to almost no restructuring charges in the third quarter 2001. The restructuring charge in the third quarter 2002 related primarily to a reduction of our workforce of approximately 300 employees, principally in overhead and temporary positions. We expect annualized cost savings from the third quarter restructuring activities to total approximately $15 million. At this time, we do not expect any further significant restructuring charges in the near term.

In the nine months ended September 30, 2002, we recorded restructuring charges of $15 million compared to restructuring charges of $22 million in the nine months ended September 30, 2001. The restructuring charges in the nine months ended September 30, 2002 primarily related to worldwide workforce reductions. The restructuring charges in the nine months ended September 30, 2001 primarily related to the closure of a small diameter wafer line at MEMC Southwest Inc., and included charges for asset impairment and write-off, dismantling and related costs, and personnel costs.

Interest Expense.

Effective November 13, 2001, MEMC and an investor group led by Texas Pacific Group (collectively, "TPG") restructured MEMC's debt acquired by TPG from E.ON, resulting in a substantial decrease in our outstanding debt. As of September 30, 2002, the book value of our debt outstanding totaled $280 million, compared to $1,147 million at September 30, 2001.

In connection with the debt restructuring, TPG retained 55 million Euro in principal amount of a note issued by our Italian subsidiary. We recorded the 55 million Euro Italian subsidiary note at its fair market value of one dollar as of November 13, 2001. We accreted this debt instrument up to its face value in less than one year, as the note was due and payable in September 2002, using the effective interest method. Interest expense related to the accretion of the 55 million Euro Italian subsidiary note was approximately $53 million for the three months ended September 30, 2002 and approximately $54 million for the nine months ended September 30, 2002.

In connection with the debt restructuring, we issued to TPG $50 million of senior subordinated secured notes maturing in November 2007. These notes were recorded at their fair market value of one dollar as of November 13, 2001. We will accrete the notes up to their face value during the six years preceding their maturity using the effective interest rate method. Assuming these notes remain outstanding until their maturity, interest expense related to the accretion of the notes and related stated interest expense will be less than $1 million in each of the years 2002 through 2005, and approximately $7 million and $91 million in 2006 and 2007, respectively. In the event these notes are redeemed prior to their maturity, on the redemption date we would recognize interest expense equal to the remaining unaccreted face value of the notes and the related accrued but unpaid stated interest. At September 30, 2002, the accreted value of these notes was less than one thousand dollars; however, the face value of these notes plus accrued stated interest approximated $54 million.

In nine months ended September 30, 2002, our interest expense increased to $69 million from $68 million for the nine months ended September 30, 2001. Interest expense for the nine months ended September 30, 2002 included non-cash accretion of $57 million primarily related to the 55 million Euro note. Excluding non-cash accretion, interest expense for the nine months ended September 30, 2002 would have been $12 million compared to $68 million for the nine months ended September 30, 2001. This decrease was attributable to a significant reduction in debt outstanding as a result of the November 13, 2001 debt restructuring, and to a lesser extent a reduction of the average interest rate on the debt outstanding.

Income Taxes.

For the nine months ended September 30, 2002, we recognized income tax expense of $13 million, as compared to an income tax expense of $239 million for the first nine months of 2001. In the first nine months of 2001, we increased our valuation allowance for deferred tax assets to reserve all net deferred tax assets in tax jurisdictions with a net deferred tax asset position. In making this determination, we considered the deterioration in our liquidity at the time, the reduction in the trading price range of our stock at that time, the uncertainty at the time surrounding the terms and structure of the divestiture by E.ON of its interest in MEMC and possible limitations for federal income tax purposes on our ability to use tax loss carryforwards under IRC Section 382.

Income tax expense in the first nine months of 2002 relates to tax jurisdictions in which we expect to owe current taxes and foreign withholding taxes.

Section 382 of the Internal Revenue Code restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 2001 as a result of the acquisition by TPG of E.ON's debt and equity holdings in MEMC. As a result of the TPG transaction, approximately $861 million of our U.S. net operating loss carryforwards was applied to reduce our tax attributes under IRC Section 108(b). Our remaining pre-2002 U.S. net operating losses of approximately $39 million have a negligible value under the restrictions of Section 382. To the extent that any U.S. or foreign net operating loss carryforwards remain, we have recognized a valuation allowance to fully offset any associated deferred tax assets. Accordingly, as of September 30, 2002, our net operating loss carryforwards do not carry any value in our consolidated balance sheet.

Outlook.

Looking forward, based on the current market demand and the potential for inventory corrections by some customers in the upcoming fourth quarter, we expect our sales in the 2002 fourth quarter to be within a range of flat to down 5% sequentially, barring any major holiday surprises. Even if our revenues are down five percent in the 2002 fourth quarter relative to the 2002 third quarter, our target is to maintain both our gross margin and our operating income at about the same percentage of sales as our 2002 third quarter, excluding restructuring charges, by aggressively continuing to improve our cost structure and productivity. This obviously assumes no significant deterioration in the pricing environment, which is not evident at this stage.

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

At September 30, 2002, we had $137 million of cash and cash equivalents and short-term investments compared to $107 million at December 31, 2001. Our consolidated subsidiary, MEMC Korea Company ("MKC") had cash and cash equivalents and short-term investments at September 30, 2002 and December 31, 2001 of approximately $98 million and $73 million, respectively. Under Korean law there are some restrictions on MKC's ability to freely transfer its cash and cash equivalents and short-term investments outside Korea.

Cash flows provided by operating activities were $44 million for the nine months ended September 30, 2002, compared to cash used in operating activities of $11 million for the nine months ended September 30, 2001. The first nine months of 2002 operating cash flows reflect significantly improved operating results over the first nine months of 2001.

Accounts receivable of $100 million at September 30, 2002 increased $33 million, or 48%, from $67 million at December 31, 2001. This increase was primarily attributable to the 58% increase in net sales during third quarter 2002 compared to the fourth quarter of 2001. Days' sales outstanding were 48 days and 51 days, respectively, at September 30, 2002 and at December 31, 2001, based upon annualized sales for the respective immediately preceding quarters.

Our inventories increased $12 million, or 16%, from December 31, 2001 to $81 million at September 30, 2002. Total related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $13 million and $17 million at September 30, 2002, and December 31, 2001, respectively. Quarter-end inventories as a percentage of annualized quarterly net sales decreased to 11% for the period ended September 30, 2002 compared to 15% for the period ended December 31, 2001.

Our net deferred tax assets totaled $30 million as of September 30, 2002 and December 31, 2001. We provide for income taxes on a quarterly basis based on an estimated annual effective tax rate. Management believes it is more likely than not that, with its projections of future taxable income and after consideration of the valuation allowance, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at September 30, 2002.

Our cash used in investing activities decreased $26 million to $19 million in the nine months ended September 30, 2002 compared to $45 million in the nine months ended September 30, 2001, primarily as a result of decreased capital expenditures. Our capital expenditures in the first nine months of 2002 primarily related to maintenance capital. We expect full year 2002 capital expenditures to be less than $30 million. At September 30, 2002, we had less than $10 million of committed capital expenditures related to various manufacturing and technology projects.

Cash flows used in financing activities was $9 million in the nine months ended September 30, 2002 compared to $84 million provided by financing activities in the nine months ended September 30, 2001. These cash flows are principally attributable to net long-term and short-term borrowings during the respective periods. Because of improved operating results in the nine months ended September 30, 2002, the Company was able to reduce its new borrowing while also making payments of principal on debt that became due during the nine months ended September 30, 2002. During the 2001 period, net proceeds from borrowings were needed to fund the operating cash needs of the Company.

Our unsecured short-term borrowings total approximately $57 million at September 30, 2002, under approximately $100 million of short-term loan agreements. In addition, we have a 20 million Euro (approximately $20 million at September 30, 2002), unsecured short-term loan with TPG, which bears interest at 8%.

In connection with our debt restructuring on November 13, 2001, TPG retained 55 million Euro in principal amount of a note issued by our Italian subsidiary. We recorded the 55 million Euro Italian subsidiary note at its fair market value of one dollar as of November 13, 2001. We accreted this debt instrument up to its face value in less than one year, as the note was due and payable in September 2002, using the effective interest method. Interest expense related to the accretion of the 55 million Euro Italian subsidiary note was approximately $53 million for the three months ended September 30, 2002 and approximately $54 million for the nine months ended September 30, 2002. On September 6, 2002, we amended the 55 million Euro note to provide for a 35 million Euro principal repayment on or before September 25, 2002 and a 20 million Euro principal repayment on or before April 15, 2003. The amended Euro note is unsecured and bears interest at 8%. Consistent with the terms of the amended Euro note, on September 24, 2002, we paid 35 million Euro to TPG.

In connection with the amendment of the Euro note, TPG agreed to provide the Company with a new $35 million secured revolving credit facility. The new $35 million revolving credit facility will have a five-year term, bear interest at LIBOR plus 10%, be secured by the same collateral base that secures the $150 million revolving credit facility with Citibank and UBS AG (the "Citibank/UBS Facility") and contain substantially the same covenants as the Citibank/UBS Facility. As a condition to any borrowings under the new $35 million revolving credit facility, the Company must have repaid the Euro note obligation in full and must have borrowed all amounts available under the Citibank/UBS Facility.

We have long-term committed loan agreements of approximately $283 million at September 30, 2002 and a commitment from TPG for a new $35 million secured revolving credit facility, which has not yet been executed. Approximately $203 million is outstanding on the committed loan agreements. In addition, we have recorded $50 million of senior subordinated secured notes at their fair market value of one dollar as of November 13, 2001. These notes mature in November 2007. We will accrete the notes up to their face value during the six years preceding their maturity using the effective interest rate method. Assuming these notes remain outstanding until their maturity, interest expense related to the accretion of the notes and related stated interest expense will be less than $1 million in each of the years 2002 through 2005, and approximately $7 million and $91 million in 2006 and 2007, respectively. In the event these notes are redeemed prior to their maturity, on the redemption date we would recognize interest expense equal to the remaining unaccreted face value of the notes and the related accrued but unpaid stated interest. At September 30, 2002, the accreted value of these notes was less than one thousand dollars, however; the face value of these notes plus accrued but unpaid stated interest approximated $54 million.

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

At September 30, 2002, we had drawn $70 million against this credit facility.

The Citibank/UBS revolving credit facility and the indenture for our senior subordinated secured notes contain certain highly restrictive covenants, including covenants to maintain minimum quarterly consolidated EBITDA; minimum monthly consolidated backlog; minimum monthly consolidated revenues; maximum annual capital expenditures; and other covenants customary for revolving loans and indentures of this type and size. The minimum quarterly consolidated EBITDA covenant is $8 million in the fourth quarter of 2002. Thereafter, the minimum quarterly consolidated EBITDA covenant progressively increases to $25 million, $35 million, $44 million, $52 million and $60 million at the end of the last quarter of 2003, 2004, 2005, 2006, and 2007, respectively. The minimum monthly consolidated backlog covenant was 30 million square inches (msi) in January 2002 and progressively increases to 38 msi, 53 msi, 63 msi, 74 msi, 81 msi and 92 msi in the last month of 2002, 2003, 2004, 2005, 2006 and 2007, respectively. The minimum monthly consolidated revenues covenant was $34 million in January 2002 and progressively increases to $48 million, $56 million, $67 million, $76 million, $84 million and $92 million in the last month of 2002, 2003, 2004, 2005, 2006, and 2007, respectively. Finally, the maximum annual capital expenditures covenant is $45 million and $50 million for 2002 and 2003, respectively, and increases to $55 million for each of 2004 through 2007. In the event that we were in violation of these covenants, which in our highly cyclical industry could occur in a sudden or sustained downturn, the loan commitments under the revolving credit facility may terminate and the loans and accrued interest then outstanding under the facility, the senior subordinated secured notes, and the Euro note and related accrued interest may be due and payable immediately.

The Citibank/UBS Facility is guaranteed by TPG. The terms of the various guaranties are shorter than the term of the revolving credit facility. Certain affiliates of Texas Pacific Group have guaranteed 60% of our obligations under the revolving credit facility. The Texas Pacific Group guaranty terminates on December 21, 2003. TCW/Crescent Mezzanine Partners III, L.P. and certain of its affiliates have guaranteed 20% of our obligations under the revolving credit facility. The TCW/Crescent guaranty terminates on December 20, 2002. Finally, certain affiliates of Leonard Green & Partners, L.P. have guaranteed the remaining 20% of our obligations under the revolving credit facility. The Leonard Green guaranty terminates December 20, 2002. We have been informed that both TCW/Crescent and Leonard Green intend to renew their respective guaranties on or before the December 20, 2002 termination date. In addition, each guarantor may terminate its guaranty for any reason. In the event that a guarantor terminates its guaranty, or does not renew its guaranty and, in the case of a non-renewal, the lenders have not received cash collateral or a replacement guaranty executed by a replacement guarantor satisfactory to the lenders, then the loan commitments under the revolving credit facility will terminate and we will be required to repay all outstanding loans and accrued interest on this facility. Likewise, if any guarantor defaults under its guaranty, then the guarantor's default will constitute an event of default under this revolving credit facility. In such event, the loan commitments under this revolving credit facility may terminate and the loans and accrued interest under the facility may be due and payable immediately.

In any of these events, the guarantors and their affiliates have severally agreed to make new revolving credit facilities available to us on terms and conditions no less favorable to us than provided in the original $150 million revolving credit facility between us and TPG. The original TPG $150 million revolving credit facility was substantially similar to the Citibank/UBS Facility except that the interest rates were 2% higher than the interest rates under the Citibank/UBS Facility. Accordingly, we could be required to pay higher interest rates on any replacement financing provided by the guarantors. In addition, the guarantors may not have sufficient funds and assets to provide this replacement financing and we may be required to obtain replacement financing from third parties. We cannot be certain that we would be able to obtain the replacement financing on a timely basis or at all.

The Citibank/UBS Facility and the indenture for the senior subordinated secured notes contain change in control provisions. Under these instruments, if (1) TPG's ownership interest in us is reduced below 15% (or, in the case of the indenture, 30%) of our total outstanding equity interests, (2) another person or group acquires ownership of a greater percentage of our outstanding equity than TPG, or (3) a majority of our board of directors is neither nominated by our board of directors nor appointed by directors so nominated, then:

* an event of default shall be deemed to have occurred under the Citibank/UBS Facility in which event the loan commitments under this facility may terminate and the loans and accrued interest then outstanding may become immediately due and payable;

* the holders of our senior subordinated secured notes will have the right to require us to repurchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest, and

* the lender under the Euro note will have the right to require us to repay the Euro note and all accrued interest in full.

In such event, we may not have sufficient funds to repay the outstanding loans and accrued interest under the Citibank/UBS Facility, repurchase the senior subordinated secured notes, and/or repay the Euro note and we would need to seek and obtain replacement financing. We cannot be certain that we would be able to refinance these amounts.

On July 10, 2002, TPG converted all of our outstanding preferred stock into 125,010,556 shares of our common stock. As a result, effective July 11, 2002, there is no further preferred dividend requirement as the preferred stock is no longer outstanding.

In September 1998, we granted Tokuyama Corporation, Marubeni Corporation and Marubeni America Corporation an option to acquire a majority interest in MEMC Pasadena, Inc., our granular polysilicon subsidiary, in exchange for a $15 million option payment. At September 30, 2002, the option payment was included in accrued liabilities. This option will expire on October 31, 2002, and the parties have decided not to extend the option. As a result, under the terms of the option agreement, we will retain $7.5 million of the $15 million option payment and return the remaining $7.5 million to Tokuyama and Marubeni in November 2002. The $7.5 million one-time gain by MEMC will be recorded as other income in the 2002 fourth quarter.

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

Push Down Accounting

As a result of the purchase of E.ON's equity interest in MEMC by TPG and the rights possessed by TPG through its ownership of the preferred stock, we applied purchase accounting and pushed down TPG's nominal basis in MEMC to our accounting records, reflected in our consolidated financial statements subsequent to November 13, 2001. On July 10, 2002, TPG converted all of the preferred stock and the related accrued but unpaid dividends into approximately 125 million shares of our common stock. TPG now owns approximately 90% of our outstanding common stock. We applied purchase accounting at November 13, 2001 with the expectation that this conversion would eventually take place.

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

This revaluation resulted in a net decrease to assets of approximately $800 million and a net decrease to liabilities of approximately $900 million. The allocation of the purchase price to our assets and liabilities is subject to further adjustment and refinement.

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

Section 382 of the Internal Revenue Code (IRC) restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change. Such an ownership change occurred during 2001 as a result of the acquisition by TPG of all of E.ON's debt and equity interest in MEMC. Approximately $861 million of our pre-2002 U.S. net operating loss carryforwards was applied to reduce our tax attributes under IRC Section 108(b) as a result of the transactions with TPG. We have recognized a valuation allowance to fully offset the remaining U.S. and foreign net operating loss carryfowards and any associated deferred tax assets. Accordingly, as of September 30, 2002, our net operating loss carryforwards do not carry any value in our consolidated balance sheet.

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

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the amount of the restructuring reserve expected to be paid out in 2002; our expectation that we will complete all personnel cost payments included in the restructuring reserve by June 2003; our intention to increase our R&D expenses modestly; our present expectation that we will not have any further significant restructuring charges in the near term; the expected annualized costs savings from the third quarter 2002 restructuring activities of approximately $15 million; our expectation that 2002 fourth quarter revenues will be within a range of flat to down 5% sequentially, barring any major holiday surprises; our expectation that even if our revenues were to decline 5% in the 2002 fourth quarter relative to the 2002 third quarter, our target is to maintain both our gross margin and our operating income at about the same percentage of sales as our 2002 third quarter, excluding restructuring charges by aggressively continuing to improve our cost structure and productivity; our expectation that we will recognize $7.5 million of other income in the 2002 fourth quarter as a result of the expiration of the option agreement with Tokuyama and Marubeni; our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing at September 30, 2002; our expectation that 2002 capital expenditures will be less than $30 million; our expectation that the write-down of property, plant and equipment, goodwill and intangible assets will result in a reduction in our depreciation and amortization of approximately $150 million in 2002; our understanding that both TCW/Crescent and Leonard Green intend to renew their respective guaranties and our belief that we have the financial resources needed to meet business requirements for the next twelve months are forward-looking statements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for silicon wafers; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing costs; inventory levels of our customers; demand for semiconductors generally; changes in the pricing environment; actions by our competitors, customers and suppliers; changes in interest and foreign currency exchange rates; the impact of competitive products and technologies; technological changes; changes in financial market conditions; actions by third parties including Citibank, UBS, TCW/Crescent and Leonard Green; and other risks described in MEMC's filing with the Securities and Exchange Commission, including MEMC's annual report on Form 10-K, as amended, for the year ended December 31, 2001.

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

We do not believe the implementation of Statements No. 143 or 146 will have a material effect on our financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to MEMC's operations result primarily from changes in foreign exchange rates and changes in interest rates. MEMC enters into currency forward contracts to minimize its transactional currency risks. MEMC does not use derivative financial instruments for speculative or trading purposes. There have been no significant changes in MEMC's holdings of interest rate sensitive or foreign currency exchange rate sensitive instruments since December 31, 2001.

At September 30, 2002, the Company's had unhedged Yen exposure represented by a loan to its Japanese consolidated subsidiary, of approximately $71 million.

Item 4. Controls and Procedure.

  Our chief executive officer and chief financial officer have evaluated MEMC's disclosure controls and procedures within ninety days of the filing of this quarterly report on Form 10-Q and have concluded that those controls and procedures are effective to ensure that information required to be disclosed is disclosed on a timely basis in the reports MEMC files under the Exchange Act

  There have been no significant changes in MEMC's internal controls or in other factors that could significantly affect these controls subsequent to the date our chief executive officer and chief financial officer conducted the evaluation referred to above.

PART II -- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

On July 10, 2002, in a transaction exempt under Section 4(2) of the Securities Act of 1933, TPG exercised its right to convert 260,000 shares of Series A Cumulative Convertible Preferred Stock and the related accumulated and unpaid preferred dividends and the Company issued to TPG a total of 125,010,556 shares of the Company's common stock.

Item 4. Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at a Special Meeting of Stockholders held on July 10, 2002 and received the votes set forth below:

1. A proposal to approve the issuance of 260,000 shares of Series A Cumulative Convertible Preferred Stock, warrants to purchase 16,666,667 shares of common stock and the common stock issuable upon conversion of such preferred stock and exercise of such warrants was approved, receiving 62,003,990.64 votes FOR and 2,413,090.22 votes AGAINST, with 250,354.37 abstentions.

2. A proposal to approve an amendment to the Company's restated certificate of incorporation authorizing a one-for-two reverse split of the Company's common stock was approved, receiving 62,685,097.65 votes FOR and 1,797,815.05 votes AGAINST, with 184,522.53 abstentions.

3. A proposal to approve an amendment to the Company's restated certificate of incorporation authorizing an increase in authorized capital stock from 200,000,000 shares of common stock to 300,000,000 shares of common stock was approved, receiving 62,473,311.79 votes FOR and 1,069,702.75 votes AGAINST, with 1,124,420.69 abstentions.

4. A proposal to approve a future merger between the Company and TPG Wafer Holdings LLC was approved, receiving 64,139,460.97 votes FOR and 335,707.94 votes AGAINST, with 192,266.32 abstentions.

The following matters were voted upon at the Annual Meeting of Stockholders held on July 25, 2002 and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors for terms expiring in 2005 and received the number of votes set forth opposite their respective names:
	For	Withheld
Richard W. Boyce	66,940,939	1,976,341
John G. Danhakl	66,938,527	1,978,753
Nabeel Gareeb	66,943,992	1,973,288

2. A proposal to approve the Company's 2001 Equity Incentive Plan was approved, receiving 60,337,552 votes FOR and 2,953,403 votes AGAINST, with 1,276,540 abstentions and 4,349,785 broker non-votes.

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

3(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002
3(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) of the Company 's Form 10-Q for the Quarter ended June 30, 2002)
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

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K dated November 28, 2001)
10-b(1)	First Amendment dated March 1997 to Technology Cooperation Agreement by and between Taisil and the Company
10-i(1)	Amendment to Registration Rights Agreement dated July 15, 2002 among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein
10-jj*	Form of Indemnification Agreement
10-vvv	Euro 55,000,000 Second Amended and Restated Credit Agreement dated as of September 6, 2002 between MEMC Electronic Materials, S.p.A. and TPG Wafer Partners LLC
10-vvv(1)	Guaranty Agreement dated as of September 6, 2002 between the Company and TPG Wafer Partners LLC
10-vvv(2)

Commitment Letter for $35,000,000 Revolving Credit Facility dated September 6, 2002 among the Company, TPG Partners III, L.P., Green Equity Investors III, L.P., and TCW/Crescent Mezzanine Partners III, L.P.

* This Exhibit constitutes a management contract, compensatory plan or arrangement.
-------------------------------
(b) Reports on Form 8-K

During the third quarter of 2002, we filed the following current reports on Form 8-K:
Item 7 and Item 9 Form 8-K filed on August 14, 2002; and Item 5 Form 8-k filed on September 11, 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

November 12, 2002	/s/ James M. Stolze
James M. Stolze
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

Certification

I, Nabeel Gareeb, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MEMC Electronic Materials, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ Nabeel Gareeb
Nabeel Gareeb
Chief Executive Officer and President

Certification

I, James M. Stolze, certify that:

1. I have reviewed this quarterly report on Form 10-Q of MEMC Electronic Materials, Inc.;

2.Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3.Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ James M. Stolze
James M. Stolze
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601of Regulation S-K.
Number
Exhibit	Description
3(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002
10-b(1)	First Amendment dated March 1997 to Technology Cooperation Agreement by and between Taisil and the Company
10-i(1)	Amendment to Registration Rights Agreement dated July 15, 2002 among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein
10-jj	Form of Indemnification Agreement
10-vvv	Euro 55,000,000 Second Amended and Restated Credit Agreement dated as of September 6, 2002 between MEMC Electronic Materials, S.p.A. and TPG Wafer Partners LLC
10-vvv(1)	Guaranty Agreement dated as of September 6, 2002 between the Company and TPG Wafer Partners LLC
10-vvv(2)

Commitment Letter for $35,000,000 Revolving Credit Facility dated September 6, 2002 among the Company, TPG Partners III, L.P., Green Equity Investors III, L.P., and TCW/Crescent Mezzanine Partners III, L.P.