Form 10-K
period 2002-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2003-03-21
CIK 945436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-13828

MEMC Electronic Materials, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-1505767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Pearl Drive (City of O’Fallon) St. Peters, Missouri	63376
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(636) 474-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
$.01 Par Value Common Stock	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☑ No ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on June 28, 2002, as reported by the New York Stock Exchange, was approximately $100,557,006 million.

The number of shares outstanding of the registrant’s Common Stock as of February 28, 2003, was 195,759,508 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s 2002 Annual Report (Part II)

2. Portions of the registrant’s 2003 Proxy Statement (Part III)

PART I

Item 1. Business

Overview

We are a leading worldwide producer of wafers for the semiconductor industry. We operate manufacturing facilities in every major semiconductor manufacturing region throughout the world, including Europe, Japan, Malaysia, South Korea, and the United States and through an unconsolidated joint venture in Taiwan. Our customers include virtually all of the major semiconductor device manufacturers in the world, including the major memory, microprocessor and applications specific integrated circuit, or ASIC, manufacturers, as well as the world’s largest foundries. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch) and in three general categories: prime polished, epitaxial and test/monitor.

We were formed in 1984 as a Delaware corporation and completed our initial public stock offering in 1995. Our corporate structure includes, in addition to our wholly owned subsidiaries, a 45%-owned unconsolidated joint venture in Taiwan (Taisil Electronic Materials Corporation, or Taisil), an 80%-owned consolidated joint venture in South Korea (MEMC Korea Company or MKC) and an 80%-owned consolidated joint venture in Sherman, Texas (MEMC Southwest Inc.). On November 13, 2001, an investor group led by Texas Pacific Group and including TPG Wafer Holdings LLC and funds managed by Leonard Green & Partners, L.P. and TCW/Crescent Mezzanine Management LLC (collectively, TPG) acquired beneficial ownership of approximately 72% of our outstanding common stock and approximately $910 million of our debt from E.ON AG. TPG currently beneficially owns approximately 90.2% of our outstanding common stock, and most of the debt acquired from E.ON has been restructured.

We are engaged in one reportable industry segment — the design, manufacture and sale of electronic grade silicon wafers for the semiconductor industry. Financial information regarding this industry segment is contained in our 2002 Annual Report, which information is incorporated herein by reference.

Industry Background

Almost all semiconductors are manufactured from wafers, and thus the performance of the wafer industry is highly correlated to the performance of the semiconductor device industry. The worldwide semiconductor device industry grew at a compound annual growth rate of 12% from $24 billion in revenues in 1985 to $153 billion in 2002 according to Gartner Dataquest estimates. Throughout this period, the industry has been characterized by cyclicality. In 2000, semiconductor revenues grew by 33%, according to Gartner Dataquest estimates. In 2001, semiconductor industry revenues declined by 32%, according to Gartner Dataquest estimates, as a result of weakened demand and a broad-based inventory correction. However, the semiconductor industry has begun to recover with modest annual revenue growth of 1% in 2002 and projected annual revenue growth of approximately 8.9% in 2003, according to Gartner Dataquest estimates.

Similar to the semiconductor device industry, the silicon wafer market is characterized as a cyclical industry. The silicon wafer industry grew at a compound annual growth rate of 9% from 1,177 million square inches in 1985 to 4,784 million square inches in 2002, according to Gartner Dataquest estimates. In 2000, due to the increased demand for semiconductor devices, silicon wafer consumption increased 23.7% from 1999, according to Gartner Dataquest. In 2001, as a result of the decline in the semiconductor industry, silicon wafer consumption decreased 29% from 2000, according to Gartner Dataquest estimates. The decline in silicon wafer demand resulted in excess supply in the wafer industry, which caused increased downward pressure on average selling prices. However, in 2002, silicon wafer volumes increased 19%, according to Gartner Dataquest. The increased demand resulted in higher capacity utilization in the silicon wafer industry and in a stable pricing environment through most of 2002, according to Gartner Dataquest.

The fabrication of semiconductor devices requires a large number of complex and repetitive processing steps, including deposition, photolithography and etch, to layer different materials and imprint various features on a single wafer. Wafers are becoming increasingly differentiated by specific physical and electrical characteristics such as flatness, silicon purity and uniform crystal structures. As markets for semiconductor devices continue to evolve and become more specialized, we believe device manufacturers recognize the enhanced role that wafers and other materials play in improving device performance and reducing their production costs.

Semiconductor device manufacturers focus on improving their efficiency and lowering their cost per device. Because larger wafers allow for an increased number of semiconductor devices per wafer, moving to larger wafers can provide semiconductor device manufacturers with higher productivity and reduced cost per device. Thus, semiconductor device manufacturers continue to move to larger diameter wafers, with the 200 millimeter wafer being the primary wafer used today. Though semiconductor manufacturers are beginning to use 300 millimeter wafers for volume production, the 200 millimeter wafer is expected to be the primary wafer size through 2007, according to Gartner Dataquest.

Over the past decade, we believe the wafer industry has consolidated from approximately twenty suppliers, with the six top wafer suppliers each having more than a 10% share of the overall market, to approximately ten suppliers, with the four top wafer suppliers each having more than a 10% share of the overall market. We believe this change in the competitive landscape is causing segmentation between larger and smaller producers with larger manufacturers gaining an increasing share of the overall wafer market. Semiconductor device manufacturers seek suppliers with whom they can better align wafer technology development with their own product development efforts. We believe these manufacturers will continue to select wafer suppliers that offer advanced technology capabilities, a broad product portfolio and superior service to satisfy their exacting device requirements.

Strategy

Our objective is to maintain and enhance our position as a leading worldwide producer of wafers for the semiconductor device industry. Our strategies to achieve this objective include:

Focus solely on providing wafers

Throughout our history, we have focused on developing innovative products and process technologies within the wafer industry. Because we are focused exclusively on wafers, we have the ability to respond rapidly to changing technology requirements and to develop close relationships with our customers. Our customers, who represent the leading semiconductor device manufacturers in the world, are the primary source in determining where we channel our financial and human resources and focus our technological efforts. We believe that our deep level of collaboration with our customers enhances our ability to align our business practices with our customers’ requirements. A key component of our customers’ requirements is the continual development of new products and refinement of existing products to meet their needs. We offer a broad range of high-quality wafers and give our customers choices from thousands of unique combinations of wafer specifications.

Maintain and enhance our technology leadership position

We have been a pioneer in the design and development of wafer technologies over the past four decades and have recently adopted a new model for our research and development group that combines engineering innovation with specific commercialization strategies. We will continue to use and develop our portfolio of technologies to provide a combination of product features that fulfills the exacting specifications of our customers’ manufacturing requirements for increasingly complex wafers. Two of our more recent innovations are Magic Denuded Zone®, or MDZ®, wafer technology and defect-free crystal, both of which we have incorporated in our OPTIA™ product. These two innovations are designed to help our customers improve the yield and capability of their semiconductor fabrication processes.

Focus on continuous cost reduction and return on invested capital

Continuous cost reduction and a disciplined capital expenditure program are key components of our long-term financial strategy. During the past few years, we have taken significant steps to reduce our cost structure and improve the efficiency of our global manufacturing processes. These steps have included headcount reductions, process improvements, streamlining of material flows and working with our suppliers to reduce the total cost of ownership of our materials and supplies. These actions in aggregate have improved our cycle times by 25% over the last two fiscal years and increased our productivity by nearly 60% in 2002, as compared to 2001, with productivity measured by volume produced divided by headcount. With our reduced cost structure, we believe we have substantially reduced the annual sales we need to generate in order to achieve operating income.

Leverage our scalable infrastructure

We operate manufacturing facilities in every major semiconductor manufacturing region throughout the world, including Europe, Japan, Malaysia, South Korea and the United States and through an unconsolidated joint venture in Taiwan. We have made significant investments in our manufacturing facilities and equipment and research and development in order to expand our production capacity for 200 millimeter wafers and to develop 300 millimeter and other advanced wafer technologies. With available manufacturing infrastructure already in place, we believe we can obtain additional production capacity incrementally with capital expenditures consisting primarily of equipment purchases and installation.

Products

We offer wafers with a wide variety of features satisfying numerous product specifications to meet our customers’ exacting requirements. Our wafers vary in diameter, surface features, composition, purity levels, crystal properties and electrical properties. We provide our customers with a reliable supply of high-quality wafers with consistent characteristics. These wafers range from 100 millimeter to 300 millimeter in diameter.

We are continually advancing our products’ capabilities. In addition to other new product offerings, we offer wafers with the Magic Denuded Zone®, or MDZ®, product feature. As compared to traditional techniques, this patented product feature increases our customers’ yields in both prime polished and epitaxial wafers by drawing impurities away from the surface of the wafer in a manner that is efficient and reliable, with results that are reproducible.

Our products include three general categories of wafers:

Prime Polished Wafers

Our prime polished wafer is a highly refined, pure wafer with an ultraflat and ultraclean surface. Our prime polished wafers are manufactured with a sophisticated chemical-mechanical polishing process that removes defects and leaves an extremely smooth surface. As devices become more complex, wafer flatness and cleanliness requirements, along with crystal perfection, become increasingly important because these properties have a significant impact on our customers’ processes and yields.

Our ADVANTA™ product allows our customers to make more complex semiconductor devices at acceptable yield levels by reducing the number of defects in the crystal structure in the wafer. The ADVANTA™ product, which may include the MDZ® feature, offers higher performance than our standard polished wafer. We are currently shipping significant volumes of ADVANTA™ wafers to our customers.

Our OPTIA™ wafer is a 100% defect-free crystalline structure based on our patented technologies and processes, including MDZ®. We believe the OPTIA™ wafer is the most technically advanced polished wafer available today. We are shipping commercial volumes of OPTIA™ wafers to some customers, and we are in the process of qualifying OPTIA™ wafers with other customers.

Epitaxial Wafers

Our epitaxial, or EPI, wafers consist of a thin, single-crystal silicon layer grown on the polished surface of the wafer. Typically, the epitaxial layer has different electrical properties from the underlying wafer. This provides our customers with better isolation between circuit elements than a polished wafer, and the ability to tailor the wafer to the specific demands of the device. Without sufficient isolation of the various elements, the elements could communicate electrically with each other, which could render the device useless. Epitaxial wafers provide improved isolation, thereby allowing for increased reliability of the finished semiconductor device and greater efficiencies during the semiconductor manufacturing process, which ultimately allows for more complex semiconductor devices.

Our AEGIS™ product is designed as a replacement for many polished, annealed, and other epitaxial wafers. The AEGIS™ wafer includes a thin epitaxial layer grown on a standard substrate and also incorporates our MDZ® product feature. The AEGIS™ wafer’s thin epitaxial layer eliminates harmful defects on the surface of the wafer, thereby allowing device manufacturers to increase yields and improve process reliability. We are currently shipping significant volumes of AEGIS™ wafers to some customers, and we are in the process of qualifying AEGIS™ wafers with other customers.

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

The table below summarizes our key products and corresponding applications:

Wafer Type	Name	Purity Characteristics		MDZ® for Optimized Impurity Control	Key Applications
Prime Polished	Standard	–	Low surface and bulk crystalline defect densities	Optional	–	Broad device range including processors, analog, discrete and memory devices
		–	Oxygen control for efficient impurity control		–	Devices with broadest range of line-widths (the distance between circuit elements)

	ADVANTA™	–	Lower overall crystalline defect densities	Optional	–	Devices sensitive to manufacturing impurities
		–	Defects confined to central wafer area		–	High performance devices
					–	Devices with smaller line-widths
					–	Devices sensitive to manufacturing impurities

	OPTIA™	–	100% defect-free crystalline structure	Yes	–	Advanced devices
					–	High performance devices including logic and memory, and particularly flash memory, devices
					–	Devices with the smallest line-widths

EPI	Standard	–	Defect-free epitaxial surface layer tailored to device application	No	– –	Advanced devices Devices requiring layered silicon resistivity

	AEGIS™	–	Thin defect-free epitaxial surface layer	Yes	–	Advanced CMOS logic and memory devices
					–	High performance processors
					–	Devices with small line-widths

Test/Monitor	Standard	–	Defect densities tailored to customer application	No	–	Monitoring of device process particles, film thickness, implantation and contamination

Sales, Marketing and Customers

We market our products primarily through a global direct sales force. We and our unconsolidated joint venture have customer service and support centers globally, including in China, France, Germany, Italy, Japan, Malaysia, South Korea, Taiwan, the United Kingdom and the United States. A key element of our marketing strategy is establishing and maintaining close relationships with our customers. We accomplish this through multi-functional teams of technical, sales and marketing, and manufacturing personnel. These teams work closely with our customers to continually optimize our products for their production processes in their current and future facilities. Our close relationships with our customers are further developed through lengthy qualification processes by which customers qualify wafer manufacturing facilities and products. We monitor changing customer needs and target our research and development and manufacturing to produce wafers adapted to each customer’s process and requirements. We complete sales principally through indicative-only contracts of one year or less, which indicate expected volumes and specify price.

We sell our products to virtually all major semiconductor device manufacturers, including the major memory, microprocessor and ASIC manufacturers as well as the world’s largest foundries. We made approximately 63% of our sales to ten customers in 2002. Samsung and STMicroelectronics each accounted for more than 10% of our sales in 2002. No other customers represented 10% or more of our 2002 sales. See “Risk Factors – We have a limited number of principal customers and a loss of one or several of those customers would hurt our business.”

Manufacturing

To meet our customers’ needs worldwide, we have established a global manufacturing network consisting of nine manufacturing facilities, including the manufacturing facility of our unconsolidated joint venture in Taiwan.

Our wafer manufacturing process begins with high purity electronic grade polysilicon. The polysilicon is melted in a quartz crucible along with minute amounts of electrically active elements such as arsenic, boron, phosphorous or antimony. We then lower a silicon seed crystal into the melt and slowly extract it from the melt. The resultant body of silicon is called an ingot. The temperature of the melt, speed of extraction and rotation of the crucible govern the diameter of the ingot, while the concentration of the electrically active element in the melt governs the electrical properties of the wafers to be made from the ingot. This is a complex, proprietary process requiring many control features on the crystal-growing equipment.

We then grind the ingots to the specified diameter and slice the ingots into thin wafers. Next, we prepare the wafers for surface polishing with a multi-step process using precision lapping machines, edge contour machines and chemical etchers. Final polishing and cleaning processes give the wafers the clean and ultraflat mirror polished surfaces required for the fabrication of semiconductor devices. We further process some of our products into epitaxial wafers by utilizing a chemical vapor deposition process to deposit a single crystal silicon layer on the polished surface.

In certain of our manufacturing facilities, we have fully integrated manufacturing capabilities that encompass the full range of wafer manufacturing process steps, including ingot growth, wafer slicing, wafer polishing and epitaxial deposition. We conduct certain of our processes in state-of-the-art Class 1 cleanroom environments.

Raw Materials

We obtain substantially all of our requirements for several raw materials, equipment, parts and supplies from sole suppliers. The main raw material in our production process is polysilicon. In 2002, we produced over three-fourths of our total polysilicon requirements and purchased the remainder of our requirements from others. We use two types of polysilicon: granular polysilicon and chunk polysilicon. We produce all of our requirements for granular polysilicon at our facility in Pasadena, Texas. We do not believe there are other sources of electronic grade granular polysilicon. Chunk polysilicon can be substituted for granular polysilicon, although our manufacturing throughput and yields could be adversely affected and, in some cases, we might be required to obtain new qualifications from our customers for the substitution. The availability of chunk polysilicon currently significantly exceeds demand. We believe that an adequate supply of chunk polysilicon will be available internally or from others for the foreseeable future. See “Risk Factors – Our dependence on single and limited source suppliers could require us to obtain new qualifications from customers and adversely affect our manufacturing throughput and yield.”

Research and Development

The wafer market is characterized by continuous technological development and product innovation. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Our goal in research and development is to maintain a close working relationship with our customers to continually develop new products and refine existing products to meet the needs of the marketplace. We have recently adopted a new model for our research and development group that combines engineering innovation with specific commercialization strategies. Our new model closely aligns our technology efforts with our customers’ requirements.

In addition, in order to strengthen our customer relationships and interaction and to better target our research and development efforts, we assign research and development engineers to key customers worldwide. We do this through our Applications Engineering Group, in four of our laboratories located in the U.S., Italy, Japan and South Korea, as well as field and resident engineers located at strategic locations throughout the world. Certain resident engineers are dedicated to specific accounts. The primary purpose of the Applications Engineering Group is to establish a close, technical working relationship with our customers to obtain a better knowledge of our customers’ material requirements.

We devote a portion of our research and development resources to enhance our position in the crystal technology area. We have dedicated engineers and scientists, located in our St. Peters, Missouri, Merano, Italy and Chonan, South Korea facilities, to further our understanding of defect control, cost reduction and the use of granular polysilicon. In conjunction with these efforts, we are developing wafering technologies to meet advanced flatness and particle requirements of our customers. In addition, we continue to focus on the development of our advanced epitaxial wafer technology with a dedicated staff of scientists located primarily in our St. Peters, Missouri facility and in our Novara, Italy and Utsunomiya, Japan facilities, who focus on the development of new epitaxial wafer products and cost reduction processes.

In addition to our focus on advancements in wafer material properties, we also continue to invest in research and development associated with larger wafer diameters. We produced our first 300 millimeter diameter wafer in 1991 and continue to enhance our 300 millimeter technology program using our staff of research and development scientists, engineers and technicians located primarily in our St. Peters, Missouri and Utsunomiya, Japan facilities. In addition, we continue to focus on process design advancements to drive cost and productivity improvements.

Research and development expenses were $27.4 million in 2002, $65.7 million in 2001, and $72.2 million in 2000, or 4.0%, 10.6% and 8.3% of our net sales for those periods, respectively.

Competition

The market for wafers is highly competitive. We compete in all the major semiconductor-producing regions of the world and face intense competition from established manufacturers. Our major competitors include Shin-Etsu Handotai, Sumitomo Mitsubishi Silicon and Wacker Siltronic. Our wafers compete with wafers manufactured by others on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We believe we are competitive on the basis of these factors. See “Risk Factors – We experience intense competition in the wafer industry,

6

which may have an adverse effect on our business.”

Proprietary Information and Intellectual Property

We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We try to protect our intellectual property rights based on patents and trade secrets as part of our ongoing research, development and manufacturing activities. As of December 31, 2002, we owned of record or beneficially approximately 220 U.S. patents, of which approximately 10 will expire by 2005, approximately 20 will expire between 2006 and 2010 and approximately 190 will expire after 2010. As of December 31, 2002, we owned of record or beneficially approximately 430 foreign patents, of which approximately 20 will expire by 2005, approximately 65 will expire between 2006 and 2010 and approximately 345 will expire after 2010. These foreign patents are generally counterparts of our U.S. patents. As of December 31, 2002, we had approximately 90 pending U.S. patent applications and approximately 800 pending foreign patent applications.

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. In addition, we have entered into a technology transfer agreement among us, Texas Instruments Incorporated and MEMC Southwest under which we have agreed to indemnify MEMC Southwest and Texas Instruments Incorporated against certain claims of infringement of the intellectual property rights of others.

Employees

At December 31, 2002, we had approximately 4,600 full time employees and 100 temporary workers worldwide. We have approximately 2,000 unionized employees in our St. Peters, Missouri, Pasadena, Texas, South Korea and Italy facilities. We have not experienced any material work stoppages at any of our facilities during the last several years.

Geographic Information

Information regarding our foreign and domestic operations is contained in Note 19 on page 52 of our 2002 Annual Report, which information is incorporated herein by reference.

Risk Factors

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including those set forth under “Item 1. Business” and “Item 3. Legal Proceedings” and those incorporated herein by reference from our 2002 Annual Report. In addition to the business risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statement made by us.

Our business depends on the semiconductor device industry and may be adversely affected if that industry experiences future downturns.

Our business depends in large part upon the market demand for our customers’ semiconductors and products utilizing semiconductors. The semiconductor device industry experiences:

•	rapid technological change;

•	product obsolescence;

•	price erosion; and

•	wide fluctuations in product supply and demand.

From time to time, the semiconductor device industry has experienced significant downturns. These downturns often occur in connection with declines in general economic conditions. Some of these downturns have lasted for more than a year and have resulted in a substantial decrease in demand for our products. If the semiconductor device industry experiences future downturns, we will face pressure to reduce prices and we may need to further rationalize capacity and reduce fixed costs. At the same time, our ability to reduce expenditures for capital, research and development and global infrastructure during an industry downturn is limited because of the need to maintain our competitive position. If we are unable to reduce our expenses sufficiently to offset reductions in price and volume, our operating results and financial condition could be materially adversely affected.

Our loan instruments contain certain highly restrictive covenants any of which, if violated, would, upon election of the lenders, cause outstanding amounts under each of our loan instruments to become immediately due and payable.

We are party to a $150 million revolving credit facility with Citibank/UBS, a $35 million revolving credit facility with TPG and an indenture for our senior subordinated secured notes. These loan instruments contain certain highly restrictive covenants, including covenants to maintain minimum quarterly consolidated EBITDA, minimum monthly consolidated backlog, minimum monthly consolidated revenues, maximum annual capital expenditures and other covenants customary for revolving loans and indentures of this type and size. A continuing violation of any of these covenants, which in our highly cyclical industry could occur in a sudden or sustained downturn, would be deemed an event of default under all of these loan instruments. In such event, upon election of the lenders or noteholders, the loan commitments under the revolving credit facilities would terminate and the loans and accrued interest then outstanding under the credit facilities and the senior subordinated secured notes and related accrued interest would be due and payable immediately. We may not have sufficient funds and assets to cover any such required payments and may not be able to obtain replacement financing on a timely basis or at all. This would have a material adverse effect on us.

We would be required to immediately repay outstanding loans and accrued interest under our credit facilities and to repurchase our senior subordinated secured notes upon election of the lenders or noteholders in the event TPG does not continue to own a substantial portion of our stock.

If (1) TPG’s ownership interest in us is reduced below 15% (or, in the case of the indenture, 30%) of our total outstanding equity interests, (2) another person or group acquires ownership of a greater percentage of our outstanding equity than TPG, or (3) a majority of our Board of Directors is neither nominated by our Board of Directors nor appointed by directors so nominated, then, upon election of the lenders or noteholders:

•	the loan commitments under the $150 million Citibank/UBS revolving credit facility and the $35 million TPG revolving credit facility would terminate, and the loans and accrued interest then outstanding would become immediately due and payable; and

•	the holders of the senior subordinated secured notes would have the right to require us to repurchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest.

We may not have sufficient funds to make the required payments or repurchases and may not be able to obtain replacement financing on a timely basis or at all. This would have a material adverse effect on us.

Outstanding borrowings under the $150 million Citibank/UBS revolving credit facility would become immediately due and payable upon election of the lenders in the event any guarantor does not renew its guaranty, terminates its guaranty or defaults under its guaranty.

The $150 million Citibank/UBS revolving credit facility is guaranteed by certain of the TPG entities. The terms of the guaranties are shorter than the term of the revolving credit facility, and each guarantor may terminate its guaranty. In the event a guarantor does not renew its guaranty through the term of the revolving credit facility and the lenders have not received cash collateral or a replacement guaranty executed by a replacement guarantor satisfactory to the lenders, a guarantor terminates its guaranty, or a guarantor defaults under its guaranty, then, upon election of the lenders, the loan commitments under the revolving credit facility would terminate and the loans and accrued interest under the facility would be due and payable immediately. In any of these events, the guarantors have severally agreed to make new revolving credit loans available to us on terms and conditions substantially similar to the $150 million Citibank/UBS revolving credit facility except with 2% higher interest rates. The guarantors may not have sufficient funds and assets to provide this replacement financing, and we may not be able to obtain the replacement financing on a timely basis or at all. This would have a material adverse effect on us.

We have had significant operating and net losses, and we may have future losses.

Prior to 2002, we had not reported an annual operating profit since 1996. We have not reported annual net earnings since 1996. In 2002, we had operating income of $65 million and a net loss allocable to common stockholders of $22 million. We cannot predict whether we will experience operating losses and net losses in the future.

We are subject to periodic fluctuations in foreign currency exchange rates.

Approximately 64% of our sales in 2002 were made outside North America. We expect that international sales will continue to represent a significant percentage of our total sales. In addition, a significant portion of our manufacturing operations is located outside of the United States. Sales outside of the United States expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily limited to Euro currencies, Japanese yen and Korean won. Our risk exposure from expenses at international manufacturing facilities is concentrated in Euro currencies, Japanese yen, Korean won and Malaysian ringgit. To the extent that our sales in foreign currencies occur at foreign sites which incur expenses in those currencies, our net exposure is reduced. We generally hedge receivables denominated in foreign currencies at the time of sale.

Our foreign subsidiaries have debt denominated in Euro currencies, Japanese yen, Korean won and U.S. dollars. We generally do not hedge these net foreign currency exposures.

Taisil, our unconsolidated joint venture in Taiwan, has sales denominated primarily in the U.S. dollar and operating expenses primarily denominated in the New Taiwanese dollar and U.S. dollar. Taisil has debt denominated in the New Taiwanese dollar and U.S. dollar. For U.S. generally accepted accounting principles, Taisil uses the U.S. dollar as its functional currency and does not hedge net New Taiwanese dollar exposures. To date, we have not hedged our net New Taiwanese dollar exposure related to our investment in Taisil.

We cannot predict whether these foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

We experience intense competition in the wafer industry, which may have an adverse effect on our business.

We face intense competition in the wafer industry from established manufacturers throughout the world. If we cannot compete effectively with other wafer manufacturers, our operating results could be materially adversely affected. Some of our competitors have substantial financial, technical, engineering and manufacturing resources to develop products that currently, and may in the future, compete favorably against our products.

We compete on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We may need to reduce our prices to retain market share, which could have a material adverse effect on our operating results.

If we fail to meet changing customer demands, we may lose customers.

The wafer industry changes rapidly. Changes in our customers’ requirements result in new and more demanding technology, product specifications and diameters, and manufacturing processes. Our ability to remain competitive will depend upon our ability to develop technologically advanced products and processes. We must continue to meet the increasingly demanding requirements of our customers on a cost-effective basis. As a result, we expect to continue to make significant investments in research and development and equipment. We cannot be certain that we will be able to successfully introduce, market and cost effectively manufacture any new products, or that we will be able to develop new or enhanced products and processes that satisfy customer needs or achieve market acceptance.

We are subject to periodic foreign economic downturns and political instability, which may adversely affect our business.

Economic downturns in the Asia Pacific region and Japan have affected our operating results in the past, and economic downturns in those and other regions in which we operate could affect our operating results in the future. Additionally, other factors may have a material adverse effect on our operations in the future, including:

•	the imposition of governmental controls or changes in government regulation;

•	export license requirements;

•	restrictions on the export of technology;

•	geo-political instability; and

•	trade restrictions and changes in tariffs.

We cannot predict whether these economic risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

We may acquire other businesses, products or technologies; if we do, we may be unable to integrate them with our business, which may impair our financial performance.

If we find appropriate opportunities, we may acquire businesses, products or technologies that we believe are strategic. If we acquire a business, product or technology, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing other intangible assets with estimated useful lives, any of which might harm our business, financial condition or results of operations.

Our loan instruments restrict our borrowings and use of proceeds.

Under the terms of the $150 million Citibank/UBS revolving credit facility, the $35 million TPG revolving credit facility and the indenture for our senior subordinated secured notes, we generally cannot borrow from third parties or pledge assets without the consent of the lenders or note holders, as the case may be. Under these instruments, we are also generally required to use 75% of the net proceeds from the issuance of debt or equity as follows:

•	first, to repay outstanding borrowings under the $150 million Citibank/UBS revolving credit facility;

•	second, if such borrowings are repaid in full, to repay outstanding borrowings under the $35 million TPG revolving credit facility; and

•	third, if such borrowings are repaid in full, to offer to redeem the notes.

Because we cannot easily transfer production of specific products from one of our manufacturing facilities to another, manufacturing delays at a single facility could result in a loss of product volume.

It typically takes three to six months for our customers to qualify a manufacturing facility to produce a specific product, but it can take longer depending upon a customer’s requirements and market conditions. Interruption of operations at any of our primary wafer manufacturing facilities could result in delays or cancellations of shipments of wafers and a loss of product volume. Likewise, interruption of operations at our granular polysilicon manufacturing facility could adversely affect our wafer manufacturing throughput and yields and could result in our inability to produce certain qualified wafer products, delays or cancellations of shipments of wafers and a loss of product volume. A number of factors could cause interruptions, including labor disputes, equipment failures, or shortages of raw materials or supplies. Unions represent employees at our wafer facilities in St. Peters, Missouri, Italy and South Korea and our granular polysilicon facility in Pasadena, Texas. A strike at any of these facilities could cause interruptions in manufacturing. We cannot be certain that alternate qualified capacity would be available on a timely basis or at all.

Our dependence on single and limited source suppliers could require us to obtain new qualifications from customers and adversely affect our manufacturing throughput and yield.

We obtain substantially all of our requirements for several raw materials, equipment, parts and supplies from sole suppliers. Likewise, we obtain all of our requirements for granular polysilicon from our facility in Pasadena, Texas. We believe that we could find adequate alternative sources of supply for these raw materials, equipment, parts and supplies. In the case of granular polysilicon, we believe that we could substitute chunk polysilicon for granular polysilicon. However, in either case, it may take us several months to transition to a new supplier and we may be required to obtain new qualifications from our customers in order to change or substitute materials or sources of supply. We cannot predict whether we would be successful or how long the qualification process would take. In addition, our manufacturing process could be interrupted and our manufacturing throughput and yields could be adversely affected. A failure to obtain a new qualification or a decrease in our manufacturing throughput or yields could have a material adverse effect on our operating results.

From time to time we have experienced limited supplies of certain raw materials, equipment, parts and supplies. Because of the cyclical nature of our industry, we may experience shortages of our key raw materials, equipment, parts and supplies in the future. Increases in prices resulting from these shortages could have a material adverse effect on our operating results.

If we do not continue to reduce our manufacturing costs and operating expenses, we may not be able to compete effectively in our industry.

The success of our business depends, in part, on our continuous reduction of manufacturing costs and operating expenses. The wafer industry has historically experienced price erosion and will likely continue to experience such price erosion. If we are not able to reduce our manufacturing costs and operating expenses sufficiently to offset future price erosion, our operating results will be adversely affected. We have recently engaged in various cost-cutting and other initiatives intended to reduce costs and increase productivity. These activities have included closure of facilities, reduction of headcount, refinement of our processes and efforts to increase yields and reduce cycle time. In addition, our 2001 financial restructuring resulted in substantially reduced depreciation expense. We cannot assure you that we will be able to continue to reduce our manufacturing costs and operating expenses. Moreover, any future closure of facilities or reduction of headcount may adversely affect our ability to manufacture wafers in required volumes to meet customer demand and may result in other production disruptions.

We have a limited number of principal customers and a loss of one or several of those customers would hurt our business.

Our operating results could materially suffer if we experience a significant reduction in, or loss of, purchases by one or more of our top customers. We made approximately 63% of our sales to ten customers in 2002. We had two customers that each accounted for more than 10% of our sales in 2002.

Our business may be harmed if we fail to properly protect our intellectual property.

We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We try to protect our intellectual property rights based on trade secrets and patents as part of our ongoing research, development and manufacturing activities. However, we cannot be certain that we have adequately protected or will be able to adequately protect our technology, that our competitors will not be able to utilize our existing technology or develop similar technology independently, that the claims allowed with respect to any patents held by us will be broad enough to protect our technology or that foreign intellectual property laws will adequately protect our intellectual property rights. Moreover, we cannot be certain that our patents do or will provide us with a competitive advantage.

The protection of our intellectual property rights and the defense of claims of infringement against us by third parties may subject us to costly patent litigation.

Any litigation in the future to enforce patents issued to us, to protect trade secrets or know how possessed by us or to defend us or indemnify others against claimed infringement of the rights of others could have a material adverse effect on our financial condition and operating results. From time to time, we receive notices from other companies that we may be infringing certain of their patents or other rights. If we are unable to resolve these matters satisfactorily, or to obtain licenses on acceptable terms, we may face litigation, which could have a material adverse effect on us. Regardless of the validity or successful outcome of any such intellectual property claims, we may need to expend significant time and expense to protect our intellectual property rights or to defend against claims of infringement by third parties, which could have a material adverse effect on us. If we lose any such litigation, we may be required to:

•	pay substantial damages;

•	seek licenses from others; or

•	change, or stop manufacturing or selling, some of our products.

Any of these outcomes could have a material adverse effect on our business, results of operations or financial condition.

Our success depends on our ability to attract and retain qualified technical, sales, marketing and management personnel.

The loss of key personnel or the inability to hire and retain qualified personnel could have a material adverse effect on our operating results. We are dependent upon a limited number of key technical, sales, marketing and management personnel. Our future success will depend in part upon our ability to attract and retain these highly qualified personnel. We cannot be certain that we will be successful in hiring or retaining qualified personnel, or that any of our personnel will remain employed by us.

We are subject to numerous environmental laws and regulations, which could require us to discharge environmental liabilities, increase our manufacturing costs or otherwise adversely affect our business.

We are subject to a variety of foreign, federal, state and local laws and regulations governing the protection of the environment. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal and reporting of toxic, volatile or otherwise hazardous materials used in our manufacturing processes. These materials could be released to the environment at properties owned or operated by us, at other locations during the transport of the materials, or at properties to which we send substances for treatment or disposal. If we were to violate or become liable under environmental laws and regulations or become non-compliant with permits required at some of our facilities, we could be held financially responsible and incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims. Groundwater and/or soil contamination has been detected at four of our facilities and one closed facility. We believe we are taking all necessary remedial steps at these facilities and do not expect these known conditions to have a material impact on our business. However, environmental issues relating to presently known or unknown matters could require additional investigation, assessment or expenditures. In addition, new laws and regulations or stricter enforcement of existing laws and regulations could give rise to additional compliance costs and liabilities.

Future sales of shares of our common stock may depress the price of our common stock.

If we or our stockholders sell a substantial number of shares of our common stock in the public market, or investors become concerned that substantial sales might occur, the market price of our common stock could decrease. We have granted TPG registration rights with respect to a substantial number of shares of our common stock. Future sales of common stock by TPG in the public market, or the perception that such sales might occur, could cause such a decrease in the price of our common stock.

The market price of our common stock has fluctuated significantly and may continue to do so.

The market price of our common stock may be affected by various factors, including:

•	quarterly fluctuations in our operating results resulting from factors such as timing of orders from and shipments to major customers, product mix and competitive pricing pressures;

•	announcements of technological innovations, new products or upgrades to existing products by us or our competitors;

•	market conditions in the semiconductor device and wafer industries;

•	developments in patent or other proprietary rights;

•	changes in our relationships with our customers;

•	interruption of operations at our manufacturing facilities;

•	actual or perceived changes in our relationship with our majority owners;

•	the size of the public float of our common stock;

•	announcements of operating results that are not aligned with the expectations of investors; and

•	general stock market trends.

Technology company stocks in general have experienced extreme price and trading volume fluctuations that often have been unrelated to the operating performance of these companies. This market volatility may adversely affect the market price of our common stock.

TPG has sufficient voting power to control our direction and policies and could prevent a favorable acquisition of us.

TPG, through its 90.2% beneficial ownership interest of our common stock, has sufficient voting power to control our direction and policies, including controlling any merger, consolidation or sale of all or substantially all of our assets. For example, under our restructuring agreement with TPG, we must either obtain the consent of TPG or give TPG a right of first refusal over any issuances of our equity securities to any person or group to the extent that the equity securities would have 10% or more of the voting power of all of our then outstanding voting securities. TPG currently possesses the power to elect all of our directors through its beneficial ownership of our voting stock. Five of the ten members of our current Board of Directors are partners or employees of certain TPG entities. This control could prevent or discourage any unsolicited acquisition of us and consequently could prevent an acquisition favorable to our other stockholders. In addition, certain TPG entities have provided us with a $35 million revolving credit facility and guarantees of the $150 million Citibank/UBS revolving credit facility, which may create conflicts of interest between us and TPG.

Limited trading volume of our common stock may contribute to its price volatility.

Our common stock is traded on the New York Stock Exchange. During the twelve months ended December 31, 2002, the average daily trading volume for our common stock as reported by the NYSE was 106,456 shares. We are uncertain as to whether a more active trading market in our common stock will develop. As a result, relatively small trades may have a significant impact on the price of our common stock.

Cautionary Statement Regarding Forward-Looking Statements

The following statements are or may constitute forward-looking statements:

•	statements set forth in this Annual Report on Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission, including possible or assumed future results of our operations, including but not limited to any statements contained herein or therein concerning:

•	our belief it is more likely than not that, with our projection for future taxable income and after consideration of the valuation allowance, we will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at December 31, 2002;

•	our belief that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures and working capital requirements;

•	the impact of the implementation of SFAS Nos. 143 and 146;

•	the impact of an adverse change in interest and currency exchange rates;

•	our expectation that, assuming the senior subordinated secured notes remaining outstanding until their maturity, interest expense recorded in our statement of operations related to the accretion of the notes and related stated interest expense will be less than $1 million in each of the years 2003 through 2005, and approximately $7 million and $91 million in 2006 and 2007, respectively;

•	our expectation that $5.5 million of the restructuring reserve will be paid out in the first half of 2003;

•	the adequacy and timing of the utilization of the remaining portion of our restructuring reserve;

•	our expectation that we will not pay dividends on our common stock in the foreseeable future;

•	expectations regarding growth of the semiconductor industry;

•	the expectation that the 200 millimeter wafer will be the primary wafer size until at least 2007;

•	our belief we have substantially reduced annual sales necessary to achieve operating income;

•	our belief that we can obtain additional production capacity incrementally with capital expenditures consisting primarily of equipment purchases and installation;

•	future availability of chunk polysilicon;

•	our ability to find adequate alternative sources of supply of raw materials, equipment, parts and supplies obtained from sole source suppliers;

•	our expectations regarding future investments in research and development and equipment;

•	our expectation that our competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics;

•	our expectation that international sales will continue to represent a significant percentage of our total sales;

•	the belief that our future success will depend in part upon our ability to attract and retain highly qualified personnel;

•	the expected impact of groundwater and/or soil contamination at some of our facilities;

•	the impact of litigation on us; and

•	any statements preceded by, followed by or that include the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially are set forth under “Risk Factors.”

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

Executive Officers of the Registrant

The following is information concerning our executive officers as of March 1, 2003. Each executive officer other than Dr. Sadasivam has entered into an employment agreement with us. Mr. Gareeb’s employment agreement provides that he will be employed as our President and Chief Executive Officer through April 2006. Our employment agreements with Messrs. Stolze, Jansky and Fleisher provide that they will be employed as executive officers through November 2004. Our employment agreement with Mr. Stiffler provides that he will be employed as an executive officer through December 2003. There are no family relationships between or among any of the named persons and the directors.

Name	Age	All Positions and Offices Held
Nabeel Gareeb	38	President, Chief Executive Officer and Director
James M. Stolze	59	Executive Vice President and Chief Financial Officer
Jonathon P. Jansky	51	Senior Vice President
Chandrasekhar Sadasivam	43	Senior Vice President
Thomas P. Stiffler	56	Senior Vice President
David L. Fleisher	41	Vice President, General Counsel and Corporate Secretary

Each executive officer has held the same position or another executive position with us during the past five years except as indicated below.

Mr. Gareeb has been our President and Chief Executive Officer since April 2002 and has been a director since that time. Prior to joining MEMC, Mr. Gareeb was Chief Operating Officer of International Rectifier Corporation, a leading supplier of power semiconductors. Mr. Gareeb joined International Rectifier in 1992 as Vice President of Manufacturing and subsequently held other senior management positions.

Mr. Stolze has been our Executive Vice President and Chief Financial Officer since June 1995. Prior to joining us, he was a partner with KPMG LLP from 1977 to 1995. Mr. Stolze currently serves on the board of directors of ESCO Technologies Inc.

Mr. Jansky was Plant Manager of our St. Peters facility from 1992 until January 1997, Corporate Vice President, Investment Planning from January 1997 to May 1998 and has been our Senior (formerly Corporate) Vice President, Operations since May 1998.

Dr. Sadasivam has been our Senior Vice President, Research and Development since July 2002. Dr. Sadasivam was President of MEMC Japan Ltd., our Japanese subsidiary, from April 2002 to June 2002. From July 2000 to March 2002, Dr. Sadasivam served as our Director, Worldwide Operations Technology. Dr. Sadasivam was Director, Technology for MEMC

Korea Company, our South Korean subsidiary, from July 1999 to June 2000. From September 1997 to June 1999, Dr. Sadasivam held positions in the manufacturing technology group for our St. Peters facility.

Mr. Stiffler has been our Senior (formerly Corporate) Vice President, Human Resources since December 2000. Mr. Stiffler was a senior human resources officer of ITT Industries, a global, multi-industry company, from 1999 to 2000, Senior Vice President, Director of Administration of ITT Automotive Corporation, an automotive parts and systems supplier, from 1998 to 1999 and Senior Vice President, Director of Administration of ITT Financial Corporation, a commercial financing company, from 1992 to 1998.

Mr. Fleisher has been our General Counsel and Secretary since October 2001 and has been a Vice President since July 2002. From March 1996 to September 2001, Mr. Fleisher was our Senior Attorney.

Available Information

We make available free of charge through our Internet site (http://www.memc.com) reports we file with the SEC, including our annual reports on Form10-K, quarterly reports on Form 10-Q, current reports of Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

Item 2. Properties

Our principal executive offices are located at 501 Pearl Drive (City of O’Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our principal manufacturing and administrative facilities and the principal manufacturing and administrative facilities of our unconsolidated joint venture comprised approximately 3.8 million square feet as of December 31, 2002 and were situated in the following locations:

Location	Square Footage
St. Peters, MO, USA.	756,000
Sherman, TX, USA	693,000
Chonan, South Korea	460,000
Pasadena, TX, USA	436,000
Merano, Italy	319,000
Novara, Italy	322,000
Utsunomiya, Japan	305,000
Kuala Lumpur, Malaysia	53,000
Hsinchu, Taiwan	450,000

We lease a portion of our St. Peters facility pursuant to a lease agreement between us and the City of O’Fallon, Missouri that was entered into in connection with an industrial revenue bond financing. The term of the St. Peters lease expires in 2011, and we have the option to purchase the leased portion of the St. Peters facility at the end of the lease. We also lease our facility in Pasadena, Texas. The term of the Pasadena lease expires in 2030 and is extendable for four (4) additional renewal terms of five (5) years each. Taisil leases the land on which its Hsinchu, Taiwan facility is located. This lease expires in 2014. We also lease our facility in Kuala Lumpur, Malaysia. This lease expires by its terms in April 2003, and we are in the process of negotiating an extension of this lease. In 1999, we discontinued manufacturing operations at our small diameter wafer facility in Spartanburg, South Carolina. The Spartanburg facility is now under contract for sale.

We believe that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements. The extent of utilization of these facilities varies from plant to plant and from time to time during the year.

Item 3. Legal Proceedings

Albemarle Corporation et al. vs. MEMC Electronic Materials, Inc., et al.

In a case entitled Damewood vs. Ethyl Corporation, et al. (Cause No. 96-38521), filed on August 1, 1996, three employees of the former operator of MEMC Pasadena’s plant, Albemarle Corporation, filed suit against us and others in the 189th Judicial District Court, Harris County, Texas. The employees alleged that they sustained injuries during an explosion at that plant on January 27, 1996. We settled this matter with the plaintiffs and were dismissed as a party. One of the other defendants, Ethyl Corporation, was the only defendant in this case at the time of trial in October 1998. A jury awarded a verdict in favor of the plaintiffs that resulted in a judgment against Ethyl Corporation in the amount of $6.8 million. Ethyl

Corporation appealed this judgment. Ethyl Corporation and the plaintiffs subsequently settled this matter for $5.2 million.

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

In a case entitled Albemarle Corporation et al. vs. MEMC Electronic Materials, Inc., et al.(Cause No. 2002-59930), filed on November 20, 2002 in the 55th Judicial District Court, Harris County, Texas, Albemarle and its insurers filed suit against us and MEMC Pasadena seeking indemnification and costs of defense in the above matter. On February 14, 2003, we filed an answer denying the allegations by Albemarle and its insurers. On March 17, 2003, we filed a counterclaim against Albermarle seeking indemnification, costs of defense and payment of certain fund recovered by Albermarle’s workers’ compensation carrier in connection with the above matter.

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

Lemelson Medical, Education and Research Foundation, Limited Partnership vs. ESCO Electronics Corporation, et al.

In a case entitled Lemelson Medical, Education and Research Partnership vs. ESCO Electronics Corporation, et al. (Civil Action No. 00-0660-PHX-ROS) filed on April 14, 2000, the Lemelson Medical, Education and Research Foundation, Limited Partnership filed suit against us and approximately 90 other companies in the United States District Court for the District of Arizona. The Lemelson Foundation alleges that we infringe on certain patents owned by the Lemelson Foundation related to bar coding and machine vision reading systems. The Lemelson Foundation seeks actual and treble damages against us in an unstated amount, attorneys’ fees and an order enjoining us from further infringement of the unexpired patents. On March 29, 2001, the court issued an order to stay this litigation pending the entry of a final non-appealable judgment in earlier-filed actions involving the same patents. We continue to believe there are substantial reasons why the asserted patents are invalid, unenforceable and not infringed by our processes. We do not believe that this matter will have a material adverse effect on us. However, due to the uncertainty of the litigation process, the outcome of this action could be unfavorable, in which event we might be required to obtain a license and pay damages and other expenses.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under Note 20, “Unaudited Quarterly Financial Information”, on page 53 of our 2002 Annual Report and under “Stockholders’ Information” on page 56 of our 2002 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years. Under the terms of our $150 million Citibank/UBS revolving credit facility, the $35 million TPG revolving credit facility and the indenture for our senior subordinated secured notes, we are prohibited from paying cash dividends on our common stock. Likewise, under the restructuring agreement between us and TPG, we cannot pay cash dividends on our common stock without the consent of TPG. Information regarding restrictions on our ability to access the cash of our South Korean subsidiary is set forth under Note 3(d), “Summary of Significant Accounting Policies — Short-Term Investments,” on page 33 of our 2002 Annual Report, which information is incorporated herein by reference.

Item 6. Selected Financial Data

The tabular information (including the footnotes thereto) required by this item is set forth under “Five Year Selected Financial Highlights” on page 12 of our 2002 Annual Report, which information is incorporated herein by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth on pages 13 through 26 of our 2002 Annual Report, which information is incorporated herein by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is set forth under “Market Risk” on page 24 of our 2002 Annual Report, which information is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

Our consolidated financial statements appearing on pages 27 through 53, and the Independent Auditors’ Report thereon of KPMG LLP appearing on page 54 of our 2002 Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10. Directors and Executive Officers of the Registrant

We will file a definitive proxy statement with the Securities and Exchange Commission within 120 days of year-end (the 2003 Proxy Statement). The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2003 Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The remaining information required by this item with respect to directors will be set forth in the 2003 Proxy Statement under “INFORMATION ABOUT NOMINEES AND CONTINUING DIRECTORS” and is incorporated herein by reference. The remaining information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under “Executive Officers of the Registrant.”

Item 11. Executive Compensation

Information appearing under (i) “BOARD OF DIRECTORS—COMMITTEES—Director Compensation and Attendance”; (ii) “COMPENSATION AND NOMINATING COMMITTEE REPORT”; (iii) “SUMMARY

COMPENSATION TABLE” and related footnotes; (iv) “OPTION GRANTS IN LAST FISCAL YEAR” and related footnotes; (v) “AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES”; (vi) “Pension Plan”; (vii) “Employment Agreements”; (viii) “Change of Control”; (ix) “Compensation Committee Interlocks and Insider Participation”; and (x) “STOCK PRICE PERFORMANCE GRAPH” of the 2003 Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Information appearing under “CERTAIN BENEFICIAL OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” and related footnotes and “OWNERSHIP OF MEMC EQUITY SECURITIES BY CERTAIN BENEFICIAL OWNERS” and related footnotes of the 2003 Proxy Statement is incorporated herein by reference.

Equity Compensation Plan Information

The following table summarizes certain information regarding MEMC securities that have been and may be issued pursuant to our equity compensation plans as of December 31, 2002.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	8,151,880 shares of common stock	$5.89	4,623,957 shares of common stock
Equity compensation plans not approved by security holders (2)	1,080,000 shares of common stock	$1.50	0 shares of common stock
Total	9,231,880 shares of common stock	$5.38	4,623,957 shares of common stock

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

(2)	Includes three separate stock option grant agreements. One of the stock option grant agreements represents a nonqualified stock option to purchase 650,000 shares of common stock at an exercise price of $1.50 per share. The option vests in 25% increments on April 8, 2003, April 8, 2004, April 8, 2005 and April 8, 2006, respectively. These options expire on March 26, 2012. The other two stock option grant agreements represent two separate nonqualified stock options each to purchase 215,000 shares of common stock at a purchase price of $1.50 per share. The options vest in 25% increments on November 13, 2002, November 13, 2003, November 13, 2004 and November 13, 2005, respectively. These options expire on January 1, 2012. Under each of the stock option grant agreements, the vesting may be accelerated in the event of death, disability or, under certain circumstances, termination of employment.

Item 13. Certain Relationships and Related Transactions

The information under “CERTAIN TRANSACTIONS” of the 2003 Proxy Statement is incorporated herein by reference.

Item 14. Controls and Procedures

Within the 90 days prior to the filing date of this report, MEMC carried out an evaluation, under the supervision and with the participation of MEMC’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MEMC’s disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Company’s Chief Executive Officer and Chief Financial Officer concluded that MEMC’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date this evaluation was carried out, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of us and our subsidiaries, included on pages 27 through 53 of the 2002 Annual Report, and the Independent Auditors’ Report thereon of KPMG LLP appearing on page 54 of such report are incorporated herein by reference:

Consolidated Statements of Operations – Year Ended December 31, 2002, Period from January 1, 2001 through November 13, 2001, Period from November 14, 2001 through December 31, 2001, and Year ended December 31, 2000.

Consolidated Balance Sheets – December 31, 2002 and 2001.

Consolidated Statements of Cash Flows – Year Ended December 31, 2002, Period from January 1, 2001 through November 13, 2001, Period from November 14, 2001 through December 31, 2001, and Year ended December 31, 2000.

Consolidated Statements of Stockholders’ Equity (Deficiency) – Year Ended December 31, 2002, Period from January 1, 2001 through November 13, 2001, Period from November 14, 2001 through December 31, 2001, and Year ended December 31, 2000.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

Separate financial statements for our 45%-owned unconsolidated joint venture in Taiwan, Taisil Electronic Materials Corporation (Taisil), required by Rule 3-09 of Regulation S-X will be filed as an amendment to this Form 10-K by June 30, 2003.

2. Financial Statement Schedules

Independent Auditors’ Report on Financial Statement Schedules	F-1
Condensed Financial Information of the Registrant	F-2
Valuation and Qualifying Accounts	F-7

3. Exhibits

Exhibit No.	Description

2-a

Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

2-b

Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3(i)	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3(i)(a)

Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (Incorporated by reference to Exhibit 3(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3(i)(b)

Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (Incorporated by reference to Exhibit 3(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3(ii)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

4-a

Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent, and Form of Note attached as an exhibit thereto (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 14, 2002)

4-a(1)

Security Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

Exhibit No.		Description

4-a(2)

Pledge Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(3)

Indemnity, Subrogation and Contribution Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(4)

Guarantee Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-(a)(5)

Amendment No. 1, dated as of March 21, 2002, to Amended and Restated Indenture, dated as of December 31, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc. as collateral agent (Incorporated by reference to Exhibit 4-(a)(5) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

	4-(a)(6)	Amendment No. 2, dated as of March 3, 2003, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent

4-(a)(7)

Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

4-(a)(8)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

	4-b	Form of Warrant Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

*	10-a

Shareholders Agreement dated May 24, 1994 among the Company and China Steel Corporation (“China Steel”), China Development Corporation and Chiao Tung Bank (Incorporated by reference to Exhibit 10(a) of Amendment No. 4 to the Company’s Form S-1 Registration Statement No. 33-92412)

*	10-b

Technology Cooperation Agreement dated October 26, 1994 between the Company and Taisil Electronic Materials Corporation (“Taisil”) (Incorporated by reference to Exhibit 10-b of Amendment No. 4 to the Company’s Form S-1 Registration Statement No. 33-92412)

10-b(1)

First Amendment dated March 1997 to Technology Cooperation Agreement by and between Taisil and the Company (Incorporated by reference to Exhibit 10-b(1) of the Company’s Form 10-Q for the quarter ended September 30, 2002)

10-c

Joint Venture Agreement dated August 28, 1990 among the Company, Pohang Iron and Steel Company, Ltd. (“POSCO”) and Samsung Electronics Company, Ltd. (“Samsung”) (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10-c(1)

First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

Exhibit No.		Description

10-c(2)

Second Amendment to Joint Venture Agreement dated December 30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

*	10-d

Technical Agreement dated December 19, 1990 between the Company and MEMC Korea Company (“MKC”) (formerly, POSCO HÜLS Company Ltd.) (Incorporated by reference to Exhibit 10-d of the Company’s Form 10-K for the Year ended December 31, 1998)

*	10-d(1)

Amendment to Technical Agreement dated as of January 1, 1995 between the Company and MKC (Incorporated by reference to Exhibit 10-g of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10-d(2)

Second Amendment to Technical Agreement effective as of September 30, 1998 between the Company and MKC (Incorporated by reference to Exhibit 10-g(1) of the Company’s Current Report on Form 8-K dated October 22, 1998)

*	10-d(3)

Third Amendment to Technical Agreement effective as of October 1, 1998 by and between the Company and MKC (Incorporated by reference to Exhibit 10-d(3) of the Company’s Form 10-K for the Year Ended December 31, 1998)

*	10-e

Shareholder’s Agreement dated as of May 16, 1995 between the Company, MEMC Southwest Inc. (“MEMC Southwest”) and Texas Instruments Incorporated (“TI”) (Incorporated by reference to Exhibit 10-h of Amendment No. 4 to the Company’s Form S-1 Registration Statement No. 33-92412)

*	10-e(1)

Second Amendment to Shareholders’ Agreement dated as of April 1, 2000 by and among the Company, MEMC Southwest and TI (Incorporated by reference to Exhibit 10-e(1) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

*	10-f	TI Purchase Agreement dated as of June 30, 1995 between the Company, MEMC Southwest and TI (Incorporated by reference to Exhibit 10-i of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

*	10-f(1)	Amendment to TI Purchase Agreement dated as of June 5, 1997, between MEMC Southwest and TI (Incorporated by reference to Exhibit 10-i of the Company’s Form 10-Q for the Quarter ended June 30, 1997)

*	10-f(2)

First Amendment to TI Purchase Agreement dated as of April 1, 2000 by and among the Company, MEMC Southwest and TI (Incorporated by reference to Exhibit 10-f(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

*	10-h

Technology Transfer Agreement dated as of June 30, 1995 between the Company, TI and MEMC Southwest (Incorporated by reference to Exhibit 10-k of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

10-i

Registration Rights Agreement by and among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein, dated as of November 3, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10-i(1)

Amendment to Registration Rights Agreement dated July 15, 2002 among the Company, TPG Wafer Holdings LLC and Guarantors specified therein (Incorporated by reference to Exhibit 10-i(1) of the Company’s Form 10-Q for the quarter ended September 30, 2002)

Exhibit No.		Description

	10-i(2)	Amendment No. 2 to Registration Rights Agreement dated November 14, 2002 among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein

	10-j	Form of Master Reserve Volume Agreement (Incorporated by reference to Exhibit 10-m of the Company’s Form 10-K for the Year ended December 31, 1995)

10-k

Management Advisory Agreement between the Company and TPG GenPar III, L.P., dated as of November 13, 2001 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10-m

MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company’s Form 10-K for the Year ended December 31, 1995)

*	10-n

Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

*	10-o

Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10-p

Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10-p(1)

Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation (Incorporated by reference to Exhibit 10-nn(1) of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

†	10-aa	Agreement dated February 21, 2002 between the Company and Julius R. Glaser (Incorporated by reference to Exhibit 10-aa of the Company’s Form 10-Q dated for the Quarter ended March 31, 2002)

†	10-bb	MEMC Supplemental Executive Pension Plan 2002 Restatement (Incorporated by reference to Exhibit 10-bb of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†	10-cc

MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on August 3, 2000 (Incorporated by reference to Exhibit 10-cc of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

†	10-cc(1)	First Amendment to MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan (Incorporated by reference to Exhibit 10-cc(1) of the Company’s Form 10-K for the Year ended December 31, 2002)

†	10-cc(2)	Form of Stock Option and Restricted Stock Agreement (Incorporated by reference to Exhibit 10-t(1) of the Company’s Form 10-K for the Year ended December 31, 1995)

†	10-cc(3)	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company’s Form 10-K for the Year ended December 31, 1995)

†	10-cc(4)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company’s Form 10-K for the Year ended December 31, 1995)

Exhibit No.		Description

†	10-cc(5)	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†	10-cc(6)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†	10-cc(7)	Form of Stock Option Agreement (Nonemployee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†	10-cc(8)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-cc(7) of the Company’s Form 10-K for the Year ended December 31, 1999)

†	10-cc(9)	Form of Stock Option Agreement (4-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(9) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†	10-cc(10)	Form of Stock Option Agreement (2-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(10) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†	10-cc(11)	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(11) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†	10-cc(12)	Form of Stock Option Agreement (Outside Directors)

†	10-dd	Restated MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10-dd of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†	10-dd(1)	Form of Stock Option Agreement (4 year vesting) (Incorporated by reference to Exhibit 10-dd(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†	10-dd(2)	Form of Stock Option Agreement (7 year cliff vesting) (Incorporated by reference to Exhibit 10-dd(2) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†	10-dd(3)	Form of Stock Option Agreement (end of contract vesting)

†	10-ee	Employment Agreement dated as of January 1, 2002 between the Company and James M. Stolze (Incorporated by reference to Exhibit 10-ee of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†	10-ff	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†	10-gg	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†	10-hh	Employment Agreement dated as of January 1, 2002 between the Company and Jonathon P. Jansky (Incorporated by reference to Exhibit 10-hh of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†	10-ii	Employment Agreement effective as of March 26, 2002 between the Company and Nabeel Gareeb (Incorporated by reference to Exhibit 10-ii of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

Exhibit No.		Description

†	10-ii(1)	Stock Option Grant Agreement (2002 Service Option) (Incorporated by reference to Exhibit 10-ii(1) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†	10-ii(2)	Stock Option Grant Agreement (Four Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†	10-ii(3)	Stock Option Grant Agreement (Seven Year Vesting) (Incorporated by reference to Exhibit 10-ii(3) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†	10-jj	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

†	10-kk	Employment Agreement dated as of January 1, 2002 between the Company and James G. Weathers

†	10-ll

Retirement Agreement effective as of April 30, 2002 between the Company and Klaus von Horde (Incorporated by reference to Exhibit 10-ll(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†	10-ll(1)	Restricted Stock Agreement (Incorporated by reference to Exhibit 10-ll(3) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†	10-ll(2)	Stock Option Award Agreement ($3.55) (Incorporated by reference to Exhibit 10-ll(4) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†	10-ll(3)	Stock Option Award Agreement ($1.50) (Incorporated by reference to Exhibit 10-ll(5) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†	10-mm	Employment Agreement dated as of January 1, 2002 between the Company and Thomas P. Stiffler

	10-aaa	Revolving Credit Agreement, dated as of December 5, 2002, among the Company, the lenders party thereto and Citicorp USA, Inc.

	10-aaa(1)	Security Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

	10-aaa(2)	Pledge Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-aaa(3)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

	10-aaa(4)	Indemnity, Subrogation and Contribution Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

	10-aaa(5)	Guarantee Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-vvv

Euro 55,000,000 Second Amended and Restated Credit Agreement dated as of September 6, 2002 between MEMC Electronic Materials, S.p.A. and TPG Wafer Partners LLC (Incorporated by reference to Exhibit 10-vvv of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

Exhibit No.	Description

10-vvv(1)

Guaranty Agreement dated as of September 6, 2002 between the Company and TPG Wafer Partners LLC (Incorporated by reference to Exhibit 10-vvv(1) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

10-vvv(2)

Commitment Letter for $35,000,000 Revolving Credit Facility dated September 6, 2002 among the Company, TPG Wafer Partners III, L.P., Green Equity Investors III, L.P., and TCW/Crescent Mezzamine Partners III, L.P. (Incorporated by reference to Exhibit 10-vvv(2) of the Company’s Form 10-Q for the quarter ended September 30, 2002)

10-vvv(3)

Amendment No. 1, dated as of March 3, 2003, to the Euro 55,000,000 Second Amended and Restated Credit Agreement dated as of September 6, 2002 between MEMC Electronic Materials, S.p.A. and TPG Wafer Partners LLC

10-www

Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-www(1)

Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-www(2)

Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-www(3)

Indemnity, Subrogation and Contribution Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-www(4)

Guarantee Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-www(5)

Amendment No. 1, dated as of March 21, 2002, to the Revolving Credit Agreement, dated as of December 21, 2002, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(5) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

10-www(6)

Omnibus Amendment Agreement dated January 25, 2002, among the Company, Citicorp USA, Inc., and the other signatories thereto (Incorporated by reference to Exhibit 10-www(6) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

10-www(7)

Omnibus Amendment Agreement No. 2 dated March 27, 2002, among the Company, Citicorp USA, Inc., and the other signatories thereto (Incorporated by reference to Exhibit 10-www(7) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

10-www(8)

Amendment No. 2, dated June 21, 2002, to the Revolving Credit Agreement, dated December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(8) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

Exhibit No.	Description

10-www(9)

Amendment No. 1, dated as of March 3, 2003, to the Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-www(10)

Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-www(11)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-www(12)	Amendment No. 3, dated as of March 11, 2003, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc.

10-xxx

Reimbursement Agreement, dated as of December 21, 2001 by and among the Company, TPG Partners III, L.P., TCW/Crescent Mezzanine Partners III, L.P, TCW/Crescent Mezzanine Trust III, Green Equity Investors III, L.P. and Green Equity Investors Side III, L.P, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-xxx(1)

Amended and Restated Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-xxx(2)

Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-xxx(3)

Amended and Restated Indemnity, Subrogation and Contribution Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-xxx(4)

Amended and Restated Guarantee Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-xxx(5)

Amendment No. 1, dated as of March 3, 2003, to the Amended and Restated Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-xxx(6)

Amendment No. 1, dated as of March 3, 2003, to the Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-xxx(7)

Italian Supplement, dated as of March 3, 2003, to the Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-yyy

U.S. $50,000,000 Second Amended and Restated Revolving Credit Agreement dated as of September 4, 2001 among the Company, MEMC Pasadena, Inc. and E.ON AG (Incorporated by reference to Exhibit 10-yyy of the Company’s Form 10-Q for the Quarter ended September 30, 2001)

Exhibit No.	Description

10-yyy(1)

Amendment No. 1 to the Second and Restated Revolving Credit Agreement dated as of September 28, 2001 among the Company, MEMC Pasadena, Inc. and E.ON AG (Incorporated by reference to Exhibit 10-yyy(1) of the Company’s Form 10-Q for the Quarter ended September 30, 2001)

10-yyy(2)

Amended and Restated Security Agreement dated as of July 26, 2001 among the Company, MEMC Pasadena, Inc. and E.ON AG (Incorporated by reference to Exhibit 10-yyy(2) of the Company’s Form 10-Q for the Quarter ended September 30, 2001)

10-yyy(3)

Amendment No 1. To the Security Agreement dated September 4, 2001 among the Company, MEMC Pasadena, Inc. and E.ON AG (Incorporated by reference to Exhibit 10-yyy(3) of the Company’s Form 10-Q for the Quarter ended September 30, 2001)

10-yyy(4)

Amended and Restated Pledge Agreement dated as of September 28, 2001 between the Company and E.ON AG (Incorporated by reference to Exhibit 10-yyy(4) of the Company’s Form 10-Q for the Quarter ended September 30, 2001)

10-yyy(5)	Pledge Agreement dated as of September 28, 2001 between the Company and E.ON AG (Incorporated by reference to Exhibit 10-yyy(5) of the Company’s Form 10-Q for the Quarter ended September 30, 2001)

10-zzz

Termination and Funding Agreement, dated as of December 21, 2001, by and among the Company, TPG Wafer Credit Partners LLC, T(3) Partners II, L.P., T(3) Parallel II, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, Green Equity Investors III, L.P., Green Equity Investors Side III, L.P., and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated January 14, 2002)

13	Pages 12 through 54 and page 56 of the Company’s 2002 Annual Report

21	Subsidiaries of the Company

23	Consent of KPMG LLP

24	Powers of Attorney submitted by Robert J. Boehlke, Jean-Marc Chapus, James Coulter, John Danhakl, Gene J. Frantz, John Marren, C. Douglas Marsh, William E. Stevens and William D. Watkins

*	Confidential treatment of certain portions of these documents has been granted.

†	These exhibits constitute management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(b) REPORTS ON FORM 8-K

During the fourth quarter of 2002, we filed the following current report on Form 8-K:

Item 7 and Item 9 Form 8-K filed on November 13, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC Electronic Materials, Inc.

By:	/s/ NABEEL GAREEB
Nabeel Gareeb
President and Chief Executive Officer

Date: March 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ NABEEL GAREEB Nabeel Gareeb	President, Chief Executive Officer and Director (Principal executive officer)	March 20, 2003

/s/ JAMES M. STOLZE James M. Stolze	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 20, 2003

/s/ JAMES M. STOLZE* Robert J. Boehlke	Director	March 20, 2003

/s/ JAMES M. STOLZE* Jean-Marc Chapus	Director	March 20, 2003

/s/ JAMES M. STOLZE* James Coulter	Director	March 20, 2003

/s/ JAMES M. STOLZE* John Danhakl	Director	March 20, 2003

/s/ JAMES M. STOLZE* Gene J. Frantz	Director	March 20, 2003

/s/ JAMES M. STOLZE* John Marren	Chairman of the Board of Directors	March 20, 2003

/s/ JAMES M. STOLZE* C. Douglas Marsh	Director	March 20, 2003

/s/ JAMES M. STOLZE* William E. Stevens	Director	March 20,2003

/s/ JAMES M. STOLZE* William D. Watkins	Director	March 20, 2003

*James M. Stolze, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

/s/ JAMES M. STOLZE
James M. Stolze
Attorney-in-Fact

Certification

I, Nabeel Gareeb, certify that:

1.	I have reviewed this annual report on Form 10-K of MEMC Electronic Materials, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ NABEEL GAREEB
Nabeel Gareeb
Chief Executive Officer and President

Certification

I, James M. Stolze, certify that:

1.	I have reviewed this annual report on Form 10-K of MEMC Electronic Materials, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 20, 2003	/s/ JAMES M. STOLZE
James M. Stolze
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit No.	Description

4-a(6)	Amendment No. 2, dated as of March 3, 2003, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent

4-a(7)

Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

4-a(8)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-i(2)	Amendment No. 2 to Registration Rights Agreement dated November 14, 2002 among the Company, TPG Wafer Holdings, LLC and the Guarantors specified therein

10-cc(12)	Form of Stock Option Agreement (Outside Directors)

10-dd(3)	Form of Stock Option Agreement (End Of Contract Vesting)

10-kk	Employment Agreement dated as of January 1, 2002 between the Company and James G. Weathers

10-mm	Employment Agreement dated as of January 1, 2002 between the Company and Thomas P. Stiffler

10-aaa	Revolving Credit Agreement, dated as of December 5, 2002, among the Company, the lenders party thereto, and Citicorp USA, Inc.

10-aaa(1)	Security Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-aaa(2)	Pledge Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-aaa(3)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-aaa(4)	Indemnity, Subrogation and Contribution Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-aaa(5)	Guarantee Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-vvv(3)

Amendment No. 1, dated as of March 3, 2003, to the Euro 55,000,000 Second Amended and Restated Credit Agreement dated as of September 6, 2002 between MEMC Electronic Materials, S.p.A. and TPG Wafer Partners LLC

Exhibit No.	Description

10-www(9)

Amendment No. 1, dated as of March 3, 2003, to the Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-www(10)

Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-www(11)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-www(12)	Amendment No. 3, dated as of March 11, 2003, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc.

10-xxx(5)

Amendment No. 1, dated as of March 3, 2003, to the Amended and Restated Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-xxx(6)

Amendment No. 1, dated as of March 3, 2003, to the Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-xxx(7)

Italian Supplement, dated as of March 3, 2003, to the Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

13	Pages 12 through 54 and page 56 of the Company’s 2002 Annual Report

21	Subsidiaries of the Company

23	Consent of KPMG LLP

24	Powers of Attorney submitted by Robert J. Boehlke, Jean-Marc Chapus, James Coulter, John Danhakl, Gene J. Frantz, John Marren, C. Douglas Marsh, William E. Stevens and William D. Watkins

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Stockholders

MEMC Electronic Materials, Inc.:

Under date of January 23, 2003, we reported on the consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the year ended December 31, 2002, the periods from January 1, 2001 through November 13, 2001 and from November 14, 2001 through December 31, 2001 and for the year ended December 31, 2000, as contained in the 2002 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in item 15 of this Form 10-K. These financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the Consolidated Financial Statements, MEMC’s former majority shareholder divested of its interest in MEMC to an unaffiliated investor group. The transaction has been accounted for as a purchase, and the investor group’s basis in MEMC has been pushed-down to the MEMC accounting records creating a new basis of accounting, effective November 13, 2001. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/    KPMG LLP

St. Louis, Missouri

January 23, 2003

MEMC ELECTRONIC MATERIALS, INC.

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT

MEMC ELECTRONIC MATERIALS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Dollars in thousands)

	Year ended December 31, 2002	November 14 through December 31, 2001	January 1 through November 13, 2001	Year ended December 31, 2000
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net sales	$341,242	$21,924	$248,276	$478,853
Cost of goods sold	316,047	28,811	271,398	448,951

Gross margin	25,195	(6,887)	(23,122)	29,902
Operating expenses:
Marketing and administration	44,232	5,258	37,049	46,331
Research and development	19,904	4,556	37,692	41,530
Restructuring	6,021	2,554	1,668	—

Operating loss	(44,962)	(19,255)	(99,531)	(57,959)
Nonoperating (income) expense:
Interest expense	464,802	5,968	65,605	72,923
Nonoperating (income) expense, net	(39,979)	3,255	(11,797)	(23,219)

Total nonoperating expense	424,823	9,223	53,808	49,704

Loss before income taxes, equity in income (loss) of joint ventures and subsidiaries	(469,785)	(28,478)	(153,339)	(107,663)
Income taxes	1,183	5,470	184,972	(21,141)

Loss before equity in income (loss) of joint ventures and subsidiaries	(470,968)	(33,948)	(338,311)	(86,522)
Equity in income of joint ventures	—	—	380	17,020
Equity in income (loss) of subsidiaries	465,898	4,551	(151,094)	26,112

Net loss	$ (5,070)	$(29,397)	$(489,025)	($43,390)

See accompanying notes to the condensed financial information of the registrant.

MEMC ELECTRONIC MATERIALS, INC.

CONDENSED BALANCE SHEETS

(Dollars in thousands)

	December 31, 2002	December 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$17,054	$25,393
Accounts receivable, less allowance for doubtful accounts of $498 and $965 in 2002 and 2001, respectively	34,213	16,676
Accounts receivable from subsidiaries	26,332	21,601
Inventories	27,836	18,368
Prepaid and other current assets	4,451	4,660

Total current assets	109,886	86,698
Property, plant and equipment, net of accumulated depreciation $65,791 and $52,522 in 2002 and 2001, respectively	64,792	73,285
Investments in and advances to subsidiaries	61,947	50,183
Other assets	1,904	5,348

Total assets	$238,529	$215,514

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Accounts and notes payable	$9,795	$35,938
Accounts payable to subsidiaries	36,129	17,607
Accrued liabilities	50,665	53,358

Total current liabilities	96,589	106,903

Long-term debt	70,000	30,000
Other liabilities	96,620	98,860

Total liabilities	263,209	235,763

Redeemable preferred stock	—	4,247
Commitments and contingencies
Stockholders’ deficiency:
Common stock	1,965	705
Other stockholders’ deficiency	(26,645)	(25,201)

Total stockholders’ deficiency	(24,680)	(24,496)

Total liabilities and stockholders’ deficiency	$238,529	$215,514

See accompanying notes to the condensed financial information of the registrant.

MEMC ELECTRONIC MATERIALS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

	December 31, 2002	November 14 through December 31, 2001	January 1 through November 13, 2001	December 31, 2000
	(Successor)	(Successor)	(Predecessor)	(Predecessor)
Net cash provided by (used in) operating activities	$(798)	$(20,708)	$(88,621)	$(56,803)

Cash flows from investing activities:
Capital expenditures	(5,276)	(1,420)	(17,478)	(21,856)
Cash dividends from subsidiaries	4,198	—	51,724	10,000
Other investing activities, net	82	(9)	(270)	218

Net cash provided by (used in) investing activities	(996)	(1,429)	33,976	(11,638)

Cash flows from financing activities:
Net debt	40,000	30,000	106,380	29,954
Proceeds from issuance of common stock	703	—	—	958
Subsidiary (advances) and repayments	(47,248)	(457)	(56,275)	43,204
Capital contributions from E.ON AG	—	37,000	—	—
Expenses related to recapitalization	—	(24,220)	—	—

Net cash provided by (used in) financing activities	(6,545)	42,323	50,105	74,116

Net increase (decrease) in cash and cash equivalents	(8,339)	20,186	(4,540)	5,675
Cash and cash equivalents at beginning of period	25,393	5,207	9,747	4,072

Cash and cash equivalents at end of period	$17,054	$25,393	$5,207	$9,747

See accompanying notes to the condensed financial information of the registrant.

Notes to Condensed Financial Information of the Registrant

(1) Inventories

Our inventories consist of the following:

	December 31, 2002	December 31, 2001
Raw materials and supplies	$4,391	$4,965
Goods in process	5,072	6,172
Finished goods	18,373	7,231

	$27,836	$18,368

(2) Commitments and Contingencies

We lease equipment and automobiles under operating leases. This table shows the future rental commitments under noncancellable operating leases at December 31, 2002:

2003	$839
2004	480
2005	126

Total	$1,445

(3) Debt

The Company has borrowed $70,000 against its $150,000 five-year revolving credit facility with Citibank/UBS which matures in 2007. In addition, the Company has a $35,000 five-year revolving credit facility with TPG maturing in 2007, which has not been borrowed against at December 31, 2002.

The Company has $50,000 in principal amount of senior subordinated secured notes maturing in 2007. These notes have been recorded at their fair market value of one dollar and we are accreting these notes up to their face value during the six years preceding their maturity using the effective interest method. At December 31, 2002, the accreted value of these notes was less than one thousand dollars; however, the face value of these notes plus accrued stated interest was approximately $55,000.

The aggregate amounts of debt maturing after December 31, 2002 are as follows:

	Face Value Plus Accrued Stated Interest	Carrying Amount
2003	$202	$202
2006	70,000	70,000
2007	55,000	—

Total	$125,202	$70,202

(4) Interest Expense

Interest expense and equity in income of subsidiaries in 2002 include $457,720 of non-cash interest recorded as expense at the registrant and as income at a wholly-owned subsidiary related to certain intercompany notes owed by the registrant to this wholly-owned subsidiary. These notes were acquired by the wholly-owned subsidiary in connection with the registrant’s November, 2001 restructuring and were subsequently cancelled in December, 2002.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts – Describe		Deductions – Describe		Balance at End of Period
	(Dollars in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2000	2,409	689		3	(a)(e)	(12	)(b)	3,089
Year ended December 31, 2001	3,089	419		(115	)(a)	(52	)(b)	3,341
Year ended December 31, 2002	3,341	597		328	(a)	(972	)(b)	3,294
Inventory reserves:
Year ended December 31, 2000	12,706	7,136	(d)	(413	)(a)	(8,898	)(c)	10,531
Year ended December 31, 2001	10,531	16,152	(d)	(1,075	)(a)	(8,115	)(c)	17,493
Year ended December 31, 2002	17,493	2,704	(d)	(615	)(a)(f)	(8,421	)(c)	11,161
Spare parts reserves:
Year ended December 31, 2000	3,979	3,246	(d)	12	(a)	(809	)(c)	6,428
Year ended December 31, 2001	6,428	3,060	(d)	723	(a)	(1,991	)(c)	8,220
Year ended December 31, 2002	8,220	3,449	(d)	1,603	(a)(f)	(3,099	)(c)	10,173

(a)	Currency fluctuations

(b)	Write-off of uncollectible accounts

(c)	Write-off of inventory

(d)	Charged to cost of goods sold

(e)	Increase due to consolidation of MEMC Korea Company

(f)	Includes transfers between inventory and spare parts reserve