Form 10-K/A
period 2002-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2003-04-14
CIK 945436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-13828

MEMC Electronic Materials, Inc.

(Exact name of registrant as specified in its charter)

Delaware	56-1505767
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

501 Pearl Drive (City of O’Fallon) St. Peters, Missouri	63376
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code

(636) 474-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
$.01 Par Value Common Stock	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☑  No ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on June 28, 2002, as reported by the New York Stock Exchange, was approximately $100,557,006 million.

The number of shares outstanding of the registrant’s Common Stock as of March 31, 2003 was 195,890,245 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.  Portions of the registrant’s 2002 Annual Report (Part II)

2.  Portions of the registrant’s 2003 Proxy Statement (Part III)

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A for the fiscal year ended December 31, 2002 of MEMC Electronic Materials, Inc. is being filed to include the financial statements of Taisil Electronic Materials Corporation, our 45%-owned unconsolidated joint venture in Taiwan, for the fiscal year ended December 31, 2002, as required by Rule 3-09 of Regulation S-X. No other information contained in the Form 10-K for the fiscal year ended December 31, 2002 has been updated or amended by this Amendment No. 1.

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

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

The following financial statements of Taisil Electronic Materials Corporation, our 45%-owned unconsolidated joint venture in Taiwan, as required by Rule 3-09 of Regulation S-X appearing herein:

2.  Financial Statement Schedules

Independent Auditors’ Report on Financial Statement Schedule	F-1
Condensed Financial Information of the Registrant	F-2
Valuation and Qualifying Accounts	F-6

3. Exhibits

Exhibit No.	Description

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

4-(a)(6)	Amendment No. 2, dated as of March 3, 2003, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent

Exhibit No.	Description

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

Third Amendment to Technical Agreement effective as of October 1, 1998 by and between the Company and MKC (Incorporated by reference to Exhibit 10-d(3) of the Company’s Form 10-K for the Year Ended December 31, 1998)

*10-e

Shareholder’s Agreement dated as of May 16, 1995 between the Company, MEMC Southwest Inc. (“MEMC Southwest”) and Texas Instruments Incorporated (“TI”) (Incorporated by reference to Exhibit 10-h of Amendment No. 4 to the Company’s Form S-1 Registration Statement No. 33-92412)

Exhibit No.	Description

*10-e(1)

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

†10-aa	Agreement dated February 21, 2002 between the Company and Julius R. Glaser (Incorporated by reference to Exhibit 10-aa of the Company’s Form 10-Q dated for the Quarter ended March 31, 2002)

†10-bb	MEMC Supplemental Executive Pension Plan 2002 Restatement (Incorporated by reference to Exhibit 10-bb of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-cc

MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on August 3, 2000 (Incorporated by reference to Exhibit 10-cc of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

†10cc(1)	First Amendment to MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan (Incorporated by reference to Exhibit 10-cc(1) of the Company’s Form 10-K for the Year ended December 31, 2002)

†10-cc(2)	Form of Stock Option and Restricted Stock Agreement (Incorporated by reference to Exhibit 10-t(1) of the Company’s Form 10-K for the Year ended December 31, 1995)

†10-cc(3)	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company’s Form 10-K for the Year ended December 31, 1995)

†10-cc(4)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company’s Form 10-K for the Year ended December 31, 1995)

†10-cc(5)	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10-cc(6)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10-cc(7)	Form of Stock Option Agreement (Nonemployee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10-cc(8)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-cc(7) of the Company’s Form 10-K for the Year ended December 31, 1999)

†10-cc(9)	Form of Stock Option Agreement (4-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(9) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-cc(10)	Form of Stock Option Agreement (2-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(10) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-cc(11)	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(11) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-cc(12)	Form of Stock Option Agreement (Outside Directors)

†10-dd	Restated MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10-dd of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-dd(1)	Form of Stock Option Agreement (4 year vesting) (Incorporated by reference to Exhibit 10-dd(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

Exhibit No.	Description

†10-dd(2)	Form of Stock Option Agreement (7 year cliff vesting) (Incorporated by reference to Exhibit 10-dd(2) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-dd(3)	Form of Stock Option Agreement (end of contract vesting)

†10-ee	Employment Agreement dated as of January 1, 2002 between the Company and James M. Stolze (Incorporated by reference to Exhibit 10-ee of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-ff	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10-gg	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10-hh	Employment Agreement dated as of January 1, 2002 between the Company and Jonathon P. Jansky (Incorporated by reference to Exhibit 10-hh of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-ii	Employment Agreement effective as of March 26, 2002 between the Company and Nabeel Gareeb (Incorporated by reference to Exhibit 10-ii of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(1)	Stock Option Grant Agreement (2002 Service Option) (Incorporated by reference to Exhibit 10-ii(1) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(2)	Stock Option Grant Agreement (Four Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(3)	Stock Option Grant Agreement (Seven Year Vesting) (Incorporated by reference to Exhibit 10-ii(3) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-jj	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

†10-kk	Employment Agreement dated as of January 1, 2002 between the Company and James G. Weathers

†10-ll

Retirement Agreement effective as of April 30, 2002 between the Company and Klaus von Horde (Incorporated by reference to Exhibit 10-ll(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ll(1)	Restricted Stock Agreement (Incorporated by reference to Exhibit 10-ll(3) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ll(2)	Stock Option Award Agreement ($3.55) (Incorporated by reference to Exhibit 10-ll(4) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ll(3)	Stock Option Award Agreement ($1.50) (Incorporated by reference to Exhibit 10-ll(5) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-mm	Employment Agreement dated as of January 1, 2002 between the Company and Thomas P. Stiffler

10-aaa	Revolving Credit Agreement, dated as of December 5, 2002, among the Company, the lenders party thereto and Citicorp USA, Inc.

10-aaa(1)	Security Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

Exhibit No.	Description

10-aaa(2)	Pledge Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

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

Exhibit No.	Description

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

Exhibit No.	Description
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

13	Pages 12 through 54 and page 56 of the Company’s 2002 Annual Report

21	Subsidiaries of the Company

**23.1	Consent of KPMG LLP

**23.2	Consent of KPMG Certified Public Accountants

24	Powers of Attorney submitted by Robert Boehlke, Jean-Marc Chapus, James Coulter, John Danhakl, Gene Frantz, John Marren, C. Douglas Marsh, William E. Stevens and William Watkins

**99.1	Certification by the Chief Executive Officer of MEMC Electronic Materials, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

**99.2	Certification by the Chief Financial Officer of MEMC Electronic Materials, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of these documents has been granted.
**	Filed herewith.
†	These exhibits constitute management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(b)  REPORTS ON FORM 8-K

During the fourth quarter of 2002, we filed the following current report on Form 8-K:

Item 7 and Item 9 Form 8-K filed on November 13, 2002.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

    Taisil Electronic Materials Corporation:

We have audited the accompanying balance sheet of Taisil Electronic Materials Corporation as of December 31, 2002 and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Taisil Electronic Materials Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the Republic of China.

Accounting principles generally accepted in the Republic of China vary in certain significant respects from accounting principles generally accepted in the United States of America. A description of the differences between these two sets of principles as they relate to the Company is included in note 15 to the financial statements.

/s/    KPMG Certified Public Accountants

Taipei, Taiwan (the Republic of China)

January 17, 2003

TAISIL ELECTRONIC MATERIALS CORPORATION

BALANCE SHEETS

December 31, 2002 and 2001

(expressed in thousands of US dollars)

	2002	2001 (unaudited)
ASSETS
Current assets:
Cash and cash equivalents (note 4)	$12,279	12,277
Short-term investments (note 5)	2,208	1,066
Notes and accounts receivable, net of allowance for sales discount of $509 and $2,457 as of December 31, 2002 and 2001, respectively	9,756	11,534
Receivables from related parties (note 3)	398	588
Inventories, net (note 6)	12,534	16,375
Prepayments and other current assets (notes 3, 12 and 13)	1,008	977
Deferred income tax, net (note 12)	971	1,480

Total current assets	39,154	44,297

Property, plant and equipment (notes 3, 7 and 13):
Buildings	51,885	51,683
Machinery and equipment	237,024	236,352
Furniture and fixtures	7,088	7,066

	295,997	295,101
Less: accumulated depreciation	(184,785)	(166,382)
Prepayments for equipment	5,397	5,279

Net property, plant, and equipment	116,609	133,998

Other assets:
Deferred technology fees (note 3)	820	1,320
Deferred income tax, net (note 12)	1,990	5,254
Other assets (note 13)	6,712	10,144

Total other assets	9,522	16,718

	$165,285	195,013

See accompanying notes to financial statements.

(Continued)

TAISIL ELECTRONIC MATERIALS CORPORATION

BALANCE SHEETS (CONTINUED)

December 31, 2002 and 2001

(expressed in thousands of US dollars, except par value)

	2002	2001
		(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans (note 8)	$21,366	14,570
Short-term bills payable (note 8)	12,057	17,647
Current portion of long-term loans (notes 3, 9 and 13)	6,404	27,307
Notes and accounts payable (note 3)	2,605	4,755
Payables for construction in progress and prepayments for equipment	1,264	151
Accrued expenses and other current liabilities (notes 3 and 10)	5,449	5,519

Total current liabilities	49,145	69,949

Long-term loans (notes 3, 9 and 13)	5,425	11,746
Accrued pension liabilities (note 10)	1,743	1,412

Total liabilities	56,313	83,107

Commitments and contingent liabilities (note 14)
Stockholders’ equity (note 11):
Common stock—par value NT$10	130,913	130,913
Capital surplus	—	8
Accumulated deficit	(21,941)	(19,015)

Total stockholders’ equity	108,972	111,906

	$165,285	195,013

See accompanying notes to financial statements.

TAISIL ELECTRONIC MATERIALS CORPORATION

STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2001 and 2000

(expressed in thousands of US dollars except for per share data)

	2002	2001	2000
		(unaudited)
Net sales (note 3)	$78,345	83,546	125,958
Cost of goods sold (note 3)	67,164	72,208	95,283

Gross profit	11,181	11,338	30,675

Operating expense:
Selling, general and administrative	7,417	7,822	8,702
Research and development	1,413	1,711	1,897

	8,830	9,533	10,599

Operating income	2,351	1,805	20,076

Non-operating income (expense):
Interest income	175	665	800
Interest expense	(2,096)	(5,370)	(8,878)
Gain (loss) on foreign exchange, net	(611)	2,635	1,737
Other income, net	1,089	1,082	1,825

	(1,443)	(988)	(4,516)

Income before income tax	908	817	15,560
Income tax benefit (expense) (note 12)	(3,842)	(7,426)	7,763

Net income (loss)	$(2,934)	(6,609)	23,323

Earnings (loss) per common share	$(0.01)	(0.02)	0.06

Weighted average number of shares outstanding	400,000,000	400,000,000	400,000,000

See accompanying notes to financial statements.

TAISIL ELECTRONIC MATERIALS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2002, 2001 and 2000

(expressed in thousands of US dollars)

	Common stock	Capital surplus	Accumulated deficit	Total
Balance as of January 1, 2000 (unaudited)	$130,913	—	(35,721)	95,192
Gain on disposal of property and equipment appropriated as capital surplus	—	2	(2)	—
Net income	—	—	23,323	23,323

Balance as of December 31, 2000 (unaudited)	130,913	2	(12,400)	118,515
Gain on disposal of property and equipment appropriated as capital surplus	—	6	(6)	—
Net loss	—	—	(6,609)	(6,609)

Balance as of December 31, 2001 (unaudited)	130,913	8	(19,015)	111,906
Reversal from capital surplus of gains from the disposition of property and equipment	—	(8)	8	—
Net loss	—	—	(2,934)	(2,934)

Balance as of December 31, 2002	$130,913	—	(21,941)	108,972

See accompanying notes to financial statements.

TAISIL ELECTRONIC MATERIALS CORPORATION

STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

(expressed in thousands of US dollars)

	2002	2001	2000
		(unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,934)	(6,609)	23,323
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	21,040	28,473	35,284
Provision for allowance for sales discount	1,369	5,046	—
Provision for inventory loss	761	730	247
Loss (gain) from disposal of property and equipment	—	38	(6)
Decrease (increase) in notes and accounts receivable	599	7,893	(4,417)
Decrease (increase) in inventories	3,080	3,761	(2,960)
Decrease (increase) in prepayments and other current assets	(30)	466	536
Decrease (increase) in deferred income taxes	3,773	8,039	(6,995)
Increase (decrease) in notes and accounts payable	(2,150)	(1,585)	1,513
Increase (decrease) in accrued expenses and other current liabilities	(70)	(3,139)	1,416
Increase in accrued pension liabilities	331	343	433

Net cash provided by operating activities	25,769	43,456	48,374

Cash flows from investing activities:
Increase in short-term investments	(1,142)	(853)	(213)
Additions to property, plant and equipment	(1,997)	(4,165)	(3,244)
Proceeds from disposal of property and equipment	—	52	27
Increase in technology fees and other assets	—	—	(859)
Decrease (increase) refundable deposits	3,391	(10,051)	246
Decrease (increase) in restricted bank deposits	(1)	(27)	2

Net cash provided by (used in) investing activities	251	(15,044)	(4,041)

Cash flows from financing activities:
Increase (decrease) in short-term loans and bills payable	1,206	13,663	(6,532)
Increase in long-term loans	—	3,089	3,193
Repayment of long-term loans	(27,224)	(42,744)	(42,148)
Decrease in deposits from contractors	—	—	(30)

Net cash used in financing activities	(26,018)	(25,992)	(45,517)

Net increase (decrease) in cash and cash equivalents	2	2,420	(1,184)
Cash and cash equivalents at beginning of the year	12,277	9,857	11,041

Cash and cash equivalents at end of the year	$12,279	12,277	9,857

Supplemental disclosures of cash flow information:
Cash paid for interest	$2,157	5,685	9,063

Cash paid for income taxes (including refundable income taxes)	$17	65	75

Cash paid for property, plant and equipment:
Increase in property, plant and equipment	$3,110	4,055	3,230
Less: increase (decrease) in other payables	1,113	(110)	(14)

Cash paid	$1,997	4,165	3,244

See accompanying notes to financial statements

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Amounts expressed in thousands of US dollars or

New Taiwan dollars, except per share data, unless otherwise stated)

(Amounts and information with respect to 2001 and 2000 are unaudited)

(1)    Organization and business environment

Taisil Electronic Materials Corporation (the “Company”), was founded in the Hsinchu Science-Based Industrial Park of the Republic of China (“ROC”) on September 26, 1994. The Company is engaged in research, development, production and sale of the latest generation silicon wafers.

(2)    Significant accounting policies

(a)    Accounting principles

The financial statements have been prepared in accordance with accounting principles generally accepted in the Republic of China (“ROC GAAP”).

(b)    Revenue recognition

Revenue is recognized when title to the products and risk of ownership are transferred to the customers, which occurs principally at the time product is consumed by the customer, and, to a lesser degree, at the time of shipment.

Allowance for sales discounts are provided based on the amount of discount granted to individual customers.

(c)    Use of estimates

The preparation of the financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting periods. Economic conditions and events could cause actual results to differ significantly from such management estimates.

(d)    Functional and reporting currency

The Company reports its financial position and results of operations using the United States dollar as the functional currency.

(e)    Foreign currency transactions

Foreign currency transactions in currencies other than the functional currency are recorded at rates in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at year-end are translated at the exchange rate then prevailing. Gains or losses resulting from settlement of such transactions or translations are included in non-operating income.

(f)    Short-term investments

Investments are carried at the lower of cost or market value. The market value of open-ended investment funds is determined on the basis of the fund’s net worth at the balance sheet date. Costs of shares sold are determined on the weighted-average basis.

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(g)    Allowance for doubtful accounts

Allowance for doubtful accounts is based on the age, credit quality and results of the Company’s evaluation of the collectibility of outstanding balances of notes and accounts receivable.

(h)    Inventories

Inventories are stated at the lower of cost or fair value. Cost is determined using the weighted-average method. The fair value of raw materials is determined on the basis of replacement cost. Fair values of work in process and finished goods are determined on the basis of net realizable value. A provision for inventory obsolescence and devaluation is recorded when management determines that the fair values of inventories are less than its cost basis.

(i)    Property, plant and equipment

Property, plant and equipment are stated at acquisition cost. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method less any salvage value. The range of the estimated useful lives is as follows: buildings – 40 or 55 years, machinery and equipment – 3 to 15 years, and other equipment – 3 to 5 years. Interest costs related to the construction of property, plant and equipment are capitalized and included in the cost of the related asset. Gains or losses on the disposal of property, plant and equipment are recorded as non-operating income or expenses in the accompanying statements of operations. Before December 27, 2001, any gain, net of related income taxes, was required to be transferred from unappropriated earnings to capital surplus in the year of disposal in accordance with the Company Law of the Republic of China.

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of property, plant and equipment, the estimated future undiscounted net cash flow of each asset is compared to the carrying amount of the asset. If the carrying amount exceeds the undiscounted cash flow, the impairment is measured based on the fair values of the assets. At December 31, 2002 and 2001, the estimated future undiscounted net cash flows of property, plant and equipment exceeded their carrying amount.

(j)    Technology fees

The Company has entered into a technical assistance service agreement with MEMC Electronic Materials, Inc. involving information and processes embodying technology, equipment design, and assets and property rights for the manufacture of silicon wafers. Payments for such technology are capitalized and amortized over five years on a straight-line basis from the commencement of commercial production.

(k)    Deferred charges

The costs of electrical facility installation charges are accounted for as deferred charges and are amortized over their estimated useful lives of five years on a straight-line basis.

(l)    Employee retirement plan

The Company adopted a retirement plan covering substantially all employees in December 1995. Benefits are based on the employees’ years of service. Beginning in August 1996, in accordance with the ROC Labor Standards Law, the Company made monthly contributions to a pension fund with the Central Trust of China. As

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

approved by the authorities, the funding rate was set at 2% of salaries and wages. Retirement benefits to employees will be paid from the retirement fund first, and if the fund is insufficient, the balance will be paid by the Company.

Pension costs charged to earnings are actuarially computed. The measurement date is the balance sheet date. Accrued pension liabilities are recognized for the excess of accumulated benefit obligation over the fair value of plan assets. Net periodic pension costs including current service cost and net obligations at transition are amortized over a 27 year period using the straight-line method, beginning in 1998.

(m)    Income taxes

Income taxes are accounted for under the asset and liability method. Deferred income taxes are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect during the years in which the differences are expected to reverse. The income tax effects resulting from taxable temporary differences are recognized as deferred income tax liabilities. The income tax effects resulting from deductible temporary differences, net operating loss carry forwards and income tax credits, are recognized as deferred income tax assets. The realization of the deferred income tax assets is evaluated, and if it is considered more likely than not that the deferred tax assets will not be realized, a valuation allowance is recognized accordingly.

Classification of the deferred income tax assets or liabilities as current or non-current is based on the classification of the related asset or liability. If a deferred income tax asset or liability is not directly related to a specific asset or liability, then the classification is based on the expected realization date of such deferred income tax asset or liability.

According to the ROC Income Tax Law, the Company’s undistributed income, if any, earned after December 31, 1997, is subject to an additional 10% retained earning tax. The surtax is charged to income tax expense after the appropriation of earnings is approved by the stockholders in the following year.

(n)    Investment tax credits

Income tax expense is reduced by investment tax credits in the year in which the credits arise.

(o)    Earnings (loss) per common share

Earnings (loss) per share of common stock is computed based on the weighted-average number of common shares outstanding during the period.

(3)    Transaction with related parties

(a)    Name and relationship

Name of related party	Relationship with the Company
Chiao Tung Bank Taiwan, ROC (“CTB”)	Investor and represented on the Company’s Board of Directors
China Steel Corporation (“CSC”)	Investor and represented on the Company’s Board of Directors
MEMC Electronic Materials Inc. and Subsidiaries (“MEMC and subsidiaries”)	Includes MEMC Electronic Materials, Inc. and all of its majority owned consolidated affiliates, including the investor using the equity method to account for its investment in the Company

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(b)    Significant transactions with related parties

(i)	Net sales to and corresponding amounts receivable from related parties are as follows:

	Sales
	2002	2001	2000
		(unaudited)
MEMC and subsidiaries	$4,370	4,724	14,875

	Account receivable December 31,
	2002	2001
		(unaudited)
MEMC and subsidiaries	$ 398	588

(ii)	Purchases from and corresponding amounts payable to related parties are as follows:

	Purchases
	2002	2001	2000
		(unaudited)
MEMC and subsidiaries	$2,191	1,439	3,577

	Account payable December 31,
	2002	2001
		(unaudited)
MEMC and subsidiaries	$ 23	437

(iii)	Financing

The Company’s long-term loans from CTB are summarized as follows:

Year	Maximum balance	Interest rate	Ending balance	Interest expense	Interest payable	Collateral
2002	$15,735	5.49% – 6.0786%	8,167	770	43	Machinery and equipment of $26,285

2001	$23,145	5.779% – 6.341%	15,624	1,323	83	Machinery and equipment of $31,104
(unaudited)

(iv)	Technology fees and royalties

According to the technical assistance service agreement between the Company and MEMC and subsidiaries, the Company is obligated to pay a royalty license fee. For the years ended December 31, 2002, 2001 and 2000, such royalty totalled $3,196, $3,423 and $6,617, respectively. As of December 31, 2002 and 2001, unpaid balances amounted to $1,593 and $1,645, respectively, which were included in accrued expenses.

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(v)	Commission and service income

The Company earned $418, $260 and $298 worth of commission and service income for the years ended December 31, 2002, 2001 and 2000, respectively, for agency and service support provided to related parties. As of December 31, 2002 and 2001, the related receivables of $311 and $141, respectively, were included in other current assets.

(vi)	Toll fees and testing fees

The Company engaged MEMC and subsidiaries to process silicon wafers. Toll fees paid for the years ended December 31, 2002, 2001 and 2000 were as follows:

	2002	2001	2000
		(unaudited)
MEMC and subsidiaries	$56	234	1,064

As of December 31, 2002 and 2001, amounts due that resulted from the above transactions were as follows:

	December 31,
	2002	2001
		(unaudited)
MEMC and subsidiaries	$4	52

(vii)	Guarantees

MEMC and subsidiaries and CSC have provided guarantees for a certain amount of the Company’s long-term loans and bills payable of $0 and $16,572 in 2002 and 2001, respectively.

(viii)	Acquisition of property, plant and equipment

The value of property, plant and equipment acquired from MEMC and subsidiaries for the year ended December 31, 2002 amounted to $88 as of December 31, 2002.

(ix)	As of December 31, 2002 and 2001, temporary disbursements due to related parties amounted to $126 and $219, respectively, and are included in accrued expenses.

(4)    Cash and cash equivalents

Cash and cash equivalents as of December 31, 2002 and 2001 consisted of the following:

	December 31,
	2002	2001
		(unaudited)
Cash on hand and in banks	$ 798	863
Time deposits	11,481	11,414

	$12,279	12,277

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(5)    Short-term investments

Short-term investments consist of open-ended investment funds at December 31, 2002 and 2001. The fair value of such investments at December 31, 2002 and 2001 was approximately $2,224 and $1,059, respectively.

(6)    Inventories

The components of inventories as of December 31, 2002 and 2001 are summarized below:

	December 31,
	2002	2001
		(unaudited)
Finished goods	$4,165	5,972
Work in process	1,404	2,695
Raw materials and spare parts	11,016	11,002

	16,585	19,669
Less: provision for inventory devaluation	(4,051)	(3,294)

	$12,534	16,375

Insurance coverage on inventories	$14,387	13,429

(7)    Property, plant and equipment

Insurance coverage on property, plant and equipment as of December 31, 2002 and 2001 amounted to $189,912.

(8)    Short-term loans and bills payable

	December 31,
	2002		2001 (unaudited)
	Amount	Interest rate	Amount	Interest rate
Unsecured loans	$12,949	1.9% – 2.3%	10,572	3.1% – 4.5%
Credit loans and import loans under letters of credit	8,417	1.87% – 2.47%	3,998	2.73% – 4.43%

	21,366		14,570

Commercial paper payable	12,085	1.22% – 1.95%	17,715	2.22% – 3.90%
Unamortized discount	(28)		(68)

	12,057		17,647

	$33,423		32,217

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(9)    Long-term loans

Bank	Credit line and purpose	Period	Repayment term	Balance at December 31,
				2002	2001
					(unaudited)
Chiao Tung Bank	NT$240 million for purchase of machinery	February 1998 to February 2005	Repayable in 17 quarterly instalments starting in February 2001	$3,185	4,569

Chiao Tung Bank	NT$400 million for purchase of machinery	November 1995 to November 2002	Repaid in 2002	—	2,689

Chiao Tung Bank	NT$100 million for purchase of machinery	November 1995 to November 2002	Repaid in 2002	—	544

Chiao Tung Bank	NT$100 million for purchase of machinery	November 1995 to November 2005	Repayable in 29 quarterly instalments starting in January 1999	1,291	1,676

Chiao Tung Bank	NT$200 million for purchase of machinery	December 1996 to November 2003	Repayable in 17 quarterly instalments starting in December 1999	901	1,789

Chiao Tung Bank	NT$200 million for purchase of machinery	December 1996 to November 2003	Repayable in 17 quarterly instalments starting in March 2000	1,692	3,024

Chiao Tung Bank	NT$80 million for purchase of machinery	December 1996 to November 2006	Repayable in 29 quarterly instalments starting in January 2000	1,098	1,333

The International Commercial Bank of China	NT$1,000 million for plant construction	December 1995 to December 2002	Repaid in 2002	—	5,714

ABN AMRO Bank (In charge of syndication loan agreement for the phase I expansion)	$60 million for purchase of machinery	October 1995 to August 2002	Repaid in 2002	—	12,000

Industrial Bank of Taiwan	NT$200 million for purchase of machinery	September 2000 to September 2004	Repayable in 11 quarterly instalments starting in March 2002	3,662	5,715

				11,829	39,053
Less: current portion				(6,404)	(27,307)

				$5,425	11,746

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The following amounts of long-term loans will be come due during the next five years as of December 31, 2002:

Year	Amount
2003	$ 6,404
2004	3,965
2005	995
2006	343
After 2007	122

$11,829

On October 17, 1995, the Company obtained a syndication loan for facility expansion from ABN AMRO Bank and the other two banks (the Banks). In accordance with the syndication loan agreements, the Banks granted credit facilities to the Company for the purchase of machinery and equipment. During the period of the loan, certain ownership restrictions must be complied with. The Company was in compliance with these restrictions during 2002 and 2001.

The ranges of interest rates for all long-term borrowings for the years ended December 31, 2002, 2001 and 2000 were 5.49%~6.24%, 3.084%~7.49% and 5.50%~7.82%, respectively. As of December 31, 2002 and 2001, total unused lines of credit for both short-term and long-term loans combined amounted to $62,241 and $44,515, respectively.

As December 31, 2002 and 2001 certain plant and equipment were pledged as security for long-term loans (refer to note 13).

(10)    Pension

The following table sets forth the benefit obligation and accrued pension liabilities balance of the Company’s pension plan as of December 31, 2002 and 2001:

	December 31,
	2002	2001
		(unaudited)
Benefit obligation:
Vested benefit obligation	$—	—
Non-vested benefit obligation	(1,844)	(1,301)

Accumulated benefit obligation	(1,844)	(1,301)
Effects of future salary increase	(1,180)	(1,035)

Projected benefit obligation	(3,024)	(2,336)
Fair value of plan assets	1,303	1,075

Benefit obligation in excess of plan assets	(1,721)	(1,261)
Unrecognized net obligation at transition	459	476
Unrecognized pension gain	(481)	(627)

Accrued pension liabilities	$(1,743)	(1,412)

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The net pension cost for the years ended December 31, 2002, 2001 and 2000 consisted of the following components:

	2002	2001	2000
		(unaudited)
Service cost	$480	497	516
Interest expense	114	127	121
Expected returns on pension plan assets	(52)	(37)	(34)
Amortization and deferral	13	1	5

Net pension costs	$555	588	608

Significant actuarial assumptions are as follows:

	December 31,
	2002	2001	2000
		(unaudited)
Discount rate	3.75%	4.50%	6.50%
Rate of salary progression	2.50%	3.00%	5.00%
Projected return on plan assets	3.75%	4.50%	6.50%

(11)    Stockholders’ equity

(a)    Capital stock

As of December 31, 2002 and 2001, the Company’s authorized common stock, par value NT$10 per share, totalled NT$4,800,000; the issued capital was $130,913 (NT$4,000,000).

(b)    Capital surplus

The components of the capital surplus as of December 31, 2002 and 2001, are summarized below:

	2002	2001
		(unaudited)
Gain on disposal of property, plant and equipment	$—	8

Capital surplus can only be used to offset a deficit or to increase issued share capital.

Pursuant to a shareholders’ resolution on May 23, 2002, the Company decided to transfer capital surplus from the gain on disposal of fixed assets amounting to $8 to accumulated deficit.

(c)    Distribution of earnings

In accordance with the ROC Company Law, the Company’s articles of incorporation stipulate that 10% of annual earnings (net of losses of prior years, if any) is to be retained as a statutory reserve until such retention equals the amount of issued share capital. The distribution of remaining earnings should be proposed by the board of directors and decided in a stockholders meeting. At least 0.01% of the distribution should be appropriated as employees’ bonuses when the stockholders approve an earnings distribution.

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(12)    Income taxes

The Company is authorized to be a “Science-based industry” and “Important technology-based industry” as defined by the ROC Statute for the Establishment and Administration of Science-Based Industrial Park (the Statute). The Company’s earnings are subject to an income tax rate of 25 percent. Before January 20, 2001, the statutory tax rate of the Company was 20 percent. For the years ended December 31, 2002, 2001 and 2000, income tax expense was as follows:

	2002	2001	2000
		(unaudited)
Current income tax expense	$—	—	—
Deferred income tax expense (benefit)	3,842	7,426	(7,763)

	$3,842	7,426	(7,763)

The differences between income tax expense (benefit) based on the statutory income tax rate and the income tax expense (benefit) as reported in the accompanying statements of operations for the years ended December 31, 2002, 2001 and 2000 are summarized as follows:

	2002	2001	2000
		(unaudited)
Expected income tax expense	$1,410	899	3,234
Effect of tax rate change	—	(5,723)	—
Investment tax credits decrease, net	895	6,175	12,472
Tax exemption	(430)	(93)	(1,281)
Expired loss carryforward	5,991	1,234	—
Other	159	2,433	259
Valuation allowance (decrease) increase	(4,183)	2,501	(22,447)

Income tax expense (benefit)	$3,842	7,426	(7,763)

The temporary differences, tax credits, loss carryforwards and their effects on deferred income tax assets as of December 31, 2002 and 2001 are as follows:

	December 31,
	2002		2001
			(unaudited)
	Amount	Income tax effect	Amount	Income tax effect
Current assets:
Unrealized loss from inventory devaluation	$3,537	884	2,863	717
Unrealized foreign exchange loss	164	41	2,550	638
Loss carryforward	184	46	500	125

		971		1,480

Noncurrent assets:
Investment tax credits earned	$1,375	1,375	2,248	2,248
Difference in technology fees	2,432	608	2,800	700
Accrued pension liabilities	1,758	440	—	—
Loss carryforward	57,113	14,278	84,803	21,200

		16,701		24,148
Less: valuation allowance		(14,711)		(18,894)

		$1,990		5,254

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

The ROC tax regulations stipulate that investment tax credits used by the Company each year shall not exceed 50% of the current income tax payable, and any unused balance can be carried forward to the following four years, subject to the same percentage limitation for each year except in the year of expiration when any remainder can be used for offset of income tax payable in that year. As of December 31, 2002, the estimated unused income tax credits, resulting from investment in machinery and equipment and research and development, available to reduce future tax liabilities and the years of expiration were as follows:

Year of investment	Tax credits	Year of expiration
2002	$ 28	2006
2001	540	2005
2000	543	2004
1999	264	2003

	$1,375

According to the Statute for the Establishment and Administration of Science-Based Industrial Park, a science-based company may, within two years from the date on which it begins to sell its products or to render services, select any fiscal year in the four-year period from such date for exemption from profit-seeking enterprise income tax for a period of five consecutive years from the starting date of such fiscal year. The Company’s initial NT$2,000,000 capital expenditure project (phase I project) is entitled to enjoy the tax holiday incentive schemes. The Company has chosen January 1, 2000 as the tax holiday starting date.

Pursuant to the ROC Income Tax Law, the Company’s tax losses may be carried forward for up to five years to reduce future taxable income. As of December 31, 2002, the estimated tax loss carryforwards were as follows:

Year loss	Amount	Year of expiration
1999	$17,524	2004
1998	39,773	2003

	$57,297

The tax authorities have examined and assessed the Company’s income tax returns through 1999.

Beginning in 1998, an integrated income tax system was implemented in the ROC. Under the new tax system, the income tax paid at the corporate level can be used to offset the ROC resident stockholders’ individual income tax. The Company is required to establish an Imputation Credit Account (“ICA”) to maintain a record of the corporate income taxes paid and imputation cedit that can be allocated to each stockholder. The credit available to the ROC resident stockholders is calculated by multiplying the dividend by the creditable ratio. The creditable ratio is calculated as the balance of the ICA divided by earnings retained since January 1, 1998.

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

Information relating to the ICA as of December 31, 2002 and 2001, is summarized as follows:

	December 31,
	2002	2001
		(unaudited)
Accumulated deficit:
Earned after December 31, 1998	$(21,941)	(19,015)

Imputation credit account balance	$1	1

	2002	2001
		(unaudited)
Creditable ratio for earnings:
Distribution to resident stockholders	—	—

(13)    Pledged assets

As of December 31, 2002 and 2001, pledged assets were as follows:

Assets	Related secured liabilities/assets	December 31,
		2002	2001
			(unaudited)
Time deposits – restricted bank deposits	Deposit with customs for export	$58	57
Machinery and equipment	Long-term loans	35,001	42,892
Prepayment for equipment	Long-term loans	2,335	2,462
Buildings	Long-term loans	34,961	35,783
Refundable deposits	Long-term loans	—	10,056
Refundable deposits	Deposit for stock repurchase agreement (other assets)	6,667	—

		$79,022	91,250

(14)    Commitments

(a)    Operating lease

The Company leases a plant site from the Science-Based Industrial Park Administration Bureau for a period of 20 years, expiring December 31, 2014. In accordance with the lease agreement, rental payments are subject to adjustment when the government reappraises the land value. The current rent is $878 (NT$30,504) per year.

Future minimum lease payments as of December 31, 2002 under the existing non-cancellable agreement are:

Years	Minimum lease payments
2003 through 2007	$ 4,389	($878 annually)
2008 through 2012	4,389
2013 through 2014	1,775

	$10,553

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(b)    Technical service agreement

In accordance with a technical assistance agreement between the Company and MEMC, the Company is required to pay MEMC an annual royalty based on a certain percentage of net sales and operating income within 10 years of beginning the sales of products.

(c)    Purchase of equipment

As of December 31, 2002 and 2001, the Company had outstanding letters of credit amounting to approximately $3,402 and $868, respectively, and was committed to purchase equipment with a total estimated cost of $1,906 and $2,055, respectively.

(d)    The tax authorities had examined and assessed the Company’s 1998 income tax return. In the assessment, investment tax credits amounting to NT$8,817 thousand were disallowed by the tax authorities. The Company disagreed with the assessment and has filed petition with the tax authority. As of December 31, 2002, the outcome of the petition has not yet been determined by the tax authorities.

(e)    An unrelated third party acquired approximately 19,718,000 shares of the Company’s NT$ 10 par value common stock from the Company’s employees at NT$ 11.75 per share in 2002. On September 6, 2002, the Company entered into a two year agreement with this unrelated third-party to purchase approximately 19,718,000 shares of the Company’s common stock at a fixed price of NT$11.75 per share. The terms of the contract require the Company to pay an annual fee to the counter-party until the expiration of the agreement, as well as a one time security deposit payment of NT$231,687 (US$ 6,667) to secure the Company’s performance of its obligations under the agreement. The Company’s security deposit payment is included in other assets on the balance sheet.

(15)    Accounting Principles Generally Accepted in the United States of America

The Company’s financial statements have been prepared in accordance with ROC GAAP. ROC GAAP varies in certain significant respects from accounting principles generally accepted in the United States of America (“US GAAP”). A brief description of certain significant differences between ROC GAAP and US GAAP are set out below. The organizations that promulgate ROC GAAP and US GAAP have projects ongoing that could have a significant impact on future comparisons such as this. This brief description is not intended to provide a comprehensive listing of all existing or future differences between ROC GAAP and US GAAP, including those specifically related to the Company or to the industry in which the Company operates. No attempt has been made in this summary to identify disclosure, presentation or classification differences that would affect the manner in which transactions and events are reflected in the Company’s financial statements or the notes thereto.

Certain differences which would have a significant effect on the Company’s results of operations and stockholders’ equity are as follows:

(a)    Technology fee

Under ROC GAAP, the Company capitalizes and amortizes certain costs in connection with a technical assistance agreement entered into with a shareholder, MEMC. Under US GAAP, such payments would be expensed as incurred or treated as a return of capital investment, depending on the nature of the payment.

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(b)     Income tax

Under ROC GAAP, a valuation allowance is provided on deferred tax assets when they are not certain to be realized based on the projection of future taxable income. However, the criteria by which the need for a valuation allowance is determined is less stringent as compared to US GAAP. Under US GAAP, cumulative losses in recent years are a significant piece of negative evidence which is difficult to overcome with projections of future taxable income for the purpose of determining the valuation allowance.

Under a revised ROC tax rule effective on January 1, 1998, an additional 10% corporate income tax is assessed on taxable income but only to the extent such taxable income is not distributed before the end of the following year. As a result, from January 1, 1998 to January 20, 2001, the undistributed income of the Company would be subject to a corporate tax rate of 28% and distributed income would be taxed at 20%. Commencing from January 20, 2001, the undistributed and distributed income is subject to a corporate tax rate of 32.5% and 25%, respectively. Under ROC GAAP, the 10% tax on undistributed earnings is recognized as an expense at the date that stockholders resolve the amount of the earnings distribution. Under US GAAP, the Company would measure its tax expense, including the tax effects of temporary differences, using the undistributed rate.

(c)    Provision for inventory obsolescence and devaluation

A provision for inventory obsolescence and devaluation is recorded when management determines that the market values of inventories are less than their cost basis. Under ROC GAAP, such provisions can be reversed in whole or in part if management further determines that the market values of inventories are greater that their cost basis.

Under US GAAP, provisions for inventory obsolescence and devaluation become a permanent adjustment to the carrying amount of the specific inventory whose market values are less than their cost basis, as deemed by management. Obsolescence and devaluation provision adjustments are included as part of cost of goods sold under US GAAP, and cannot be reversed once they are recorded.

(d)    Gains on disposition of property plant and equipment

Under ROC GAAP for all prior periods through December 31, 2001, gains on the dispositions of property, plant and equipment are first credited to non-operating income and then transferred, after deducting the applicable income tax, to capital surplus in the applicable fiscal year. After December 31, 2001, transfers to capital surplus are not allowed.

For US GAAP, any gains on the dispositions of property, plant and equipment are credited to income, with no transfer to capital surplus.

(e)    Computer software

Under ROC GAAP, there are no specific accounting guidelines related to costs of computer software developed or obtained for internal use.

US GAAP provides detailed guidance regarding the accounting treatment for internal-use software costs. American Institute of Certified Public Accountants Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” specifies the requirements for the capitalization of computer software costs obtained or developed for internal use.

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(f)    Repurchase of Company stock pursuant to the agreement described in Note 14(e)

Under ROC GAAP, the security deposit payment required by the agreement described in Note 14(e) is recorded as an asset until such time as the Company legally acquires ownership in the shares of stock, at which time the cost of the shares would be recorded as treasury stock, a contra-equity account.

Under US GAAP, payments made by the Company under a completed and enforceable contractual agreement to repurchase Company stock would be recorded as treasury stock, a contra-equity account.

In addition under US GAAP, payments made by a third party at the direction of the Company to acquire Company stock from its employees would result in a charge recorded to compensation expense to the extent that the repurchase cost per share exceeds the fair value of the shares on the purchase date. No such compensation expense is recognized under ROC GAAP under these circumstances.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC ELECTRONIC MATERIALS, INC.

By:	/s/ JAMES M. STOLZE
James M. Stolze Executive Vice President and Chief Financial Officer

Date: April 14, 2003

Certification

I, Nabeel Gareeb, certify that:

1.  I have reviewed this annual report on Form 10-K/A of MEMC Electronic Materials, Inc.;

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

Date: April 14, 2003	/s/ NABEEL GAREEB
Nabeel Gareeb Chief Executive Officer and President

Certification

I, James M. Stolze, certify that:

1.  I have reviewed this annual report on Form 10-K/A of MEMC Electronic Materials, Inc.;

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

Date: April 14, 2003	/s/ JAMES M. STOLZE
James M. Stolze Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit No.	Description

23.1	Consent of KPMG LLP

23.2	Consent of KPMG Certified Public Accountants

99.1	Certification by the Chief Executive Officer of MEMC Electronic Materials, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer of MEMC Electronic Materials, Inc. pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.