Form 10-Q
period 2003-03-31
MEMC ELECTRONIC MATERIALS INC
filed 2003-05-02
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

or

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

(636) 474-5000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    ☒  Yes    ☐  No

The number of shares of the registrant’s common stock outstanding at April 30, 2003 was 196,012,524.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollars in thousands, except share data)

	Three Months Ended March 31,
	2003	2002
Net sales	$188,345	$136,651
Cost of goods sold	134,143	114,984

Gross margin	54,202	21,667
Operating expenses:
Marketing and administration	14,094	17,428
Research and development	7,390	6,816
Restructuring	—	2,174

Operating income (loss)	32,718	(4,751)
Nonoperating (income) expense:
Interest expense	4,007	5,055
Interest income	(1,991)	(1,988)
Royalty income	(794)	(565)
Other, net	2,164	900

Total nonoperating expense	3,386	3,402

Income (loss) before income taxes, equity in income (loss) of joint ventures and minority interests	29,332	(8,153)
Income taxes	8,213	1,454

Income (loss) before equity in income (loss) of joint ventures and minority interests	21,119	(9,607)
Equity in income (loss) of joint ventures	1,063	(282)
Minority interests	(2,442)	(308)

Net income (loss)	$19,740	($10,197)

Cumulative preferred stock dividends	$—	$7,927

Net income (loss) allocable to common stockholders	$19,740	($18,124)

Basic income (loss) per share	$0.10	($0.26)

Diluted income (loss) per share	$0.09	($0.26)

Weighted average shares used in computing basic income (loss) per share	195,448,914	69,658,319

Weighted average shares used in computing diluted income (loss) per share	210,663,215	69,658,319

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$115,461	$119,651
Short-term investments	45,338	45,995
Accounts receivable, less allowance for doubtful accounts of $3,341 and $3,294 in 2003 and 2002, respectively	87,986	95,022
Inventories	90,638	85,106
Prepaid and other current assets	19,123	17,934

Total current assets	358,546	363,708
Property, plant and equipment, net of accumulated depreciation of $151,829 and $143,821 in 2003 and 2002, respectively	191,547	184,875
Investments in joint ventures	17,883	16,820
Goodwill, net of accumulated amortization of $736 in 2003 and 2002	3,761	3,761
Deferred tax assets, net	32,146	33,668
Other assets	30,787	28,850

Total assets	$634,670	$631,682

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$100,259	$123,640
Accounts payable	63,889	68,014
Accrued liabilities	30,907	33,986
Customer deposits	14,771	15,055
Provision for restructuring costs	6,051	7,808
Income taxes	17,918	14,183
Accrued wages and salaries	22,122	23,387

Total current liabilities	255,917	286,073
Long-term debt, less current portion	170,382	160,998
Pension and similar liabilities	106,313	104,866
Customer deposits	16,762	19,617
Other liabilities	27,773	26,812

Total liabilities	577,147	598,366

Minority interests	60,438	57,996
Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred stock, $.01 par value, 50,000,000 shares authorized, 0 issued and outstanding in 2003 and 2002	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 196,819,450 and 196,461,339 issued in 2003 and 2002, respectively	1,968	1,965
Additional paid-in capital	27,541	26,965
Accumulated deficit	(14,727)	(34,467)
Accumulated other comprehensive loss	(7,118)	(7,329)
Deferred compensation	(5,859)	(7,094)
Treasury stock, 929,205 in 2003 and 2002	(4,720)	(4,720)

Total stockholders’ deficiency	(2,915)	(24,680)

Total liabilities and stockholders’ deficiency	$634,670	$631,682

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$19,740	$(10,197)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	8,757	9,038
Minority interests	2,442	308
Deferred compensation	1,235	977
Equity in (income) loss of joint ventures	(1,063)	282
Gain on sale of property, plant and equipment	(79)	—
Working capital and other	(6,537)	(6,964)

Net cash provided by (used in) operating activities	24,495	(6,556)

Cash flows from investing activities:
Capital expenditures	(15,813)	(2,669)
Proceeds from sale of property, plant and equipment	81	—
Short-term investments, net	657	1,115

Net cash used in investing activities	(15,075)	(1,554)

Cash flows from financing activities:
Net short-term borrowings	(278)	(2,084)
Principal payments on long-term debt	(11,464)	(14,079)
Proceeds from issuance of common stock	580	—

Net cash used in financing activities	(11,162)	(16,163)

Effect of exchange rates changes on cash and cash equivalents	(2,448)	366

Net decrease in cash and cash equivalents	(4,190)	(23,907)
Cash and cash equivalents at beginning of period	119,651	75,356

Cash and cash equivalents at end of period	$115,461	$51,449

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

(2) Critical Accounting Policies

Change in Accounting Principle

Effective with the beginning of our 2003 fiscal year, we prospectively changed our accounting principles to depreciate the cost of significant long-lived spare parts when placed in service, consistent with our fixed asset capitalization policy. The depreciation is recognized on a straight-line basis over the estimated useful lives of the spare parts. Prior to January 1, 2003, we directly expensed the full cost of the spare parts when placed in service. We believe this change is preferable because it reflects a more appropriate recognition of expense over the productive useful lives of the parts as used in the production process and it provides a better matching of costs with related revenues. During the three months ended March 31, 2003, we placed in service significant long-lived spare parts with an aggregate cost of approximately $2,100. For these parts, we recognized approximately $400 of depreciation expense during this period. Under our past practices, the $2,100 aggregate cost of the spare parts would have been expensed fully in the three months ended March 31, 2003. This change had a favorable after tax impact on income for the quarter of approximately $1,300 and impacted both basic and diluted earnings per share by less than 1 cent.

A report on this change from our independent accountants is attached to this filing as Exhibit 18.

Stock-Based Compensation

We account for our stock-based compensation under Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related interpretations. We record compensation expense related to restricted stock awards over the vesting periods of the awards and reflect the unearned portion of deferred compensation as a separate component of stockholders’ equity (deficiency). We recognize compensation cost for fixed awards with ratable vesting in the period in which the awards are earned.

No compensation cost has been recognized for non-qualified stock options granted under the plans when the exercise price of the stock options equals the market price on the date of grant. Compensation expense equal to the intrinsic value of the options has been recognized for options granted at a price below market price on the date of the grant. Had compensation cost been determined for our non-qualified stock options based on the fair value at the grant dates, as determined using the Black-Scholes option pricing model, consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” we would have reported the following amounts indicated below:

	Three Months Ended
	March 31, 2003	March 31, 2002
Net income (loss) allocable to common stockholders, as reported	$19,740	$(18,124)
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	1,235	1,148

Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,129)	(2,204)

Pro forma net income (loss) allocable to common stockholders	$17,846	$(19,180)

Income (loss) per share:
Basic—as reported	$0.10	$(0.26)
Diluted—as reported	$0.09	$(0.26)
Basicp—pro forma	$0.09	$(0.28)
Diluted—pro forma	$0.09	$(0.28)

A summary of our significant accounting policies is presented in our audited financial statements and related management’s discussion and analysis for the fiscal year ended December 31, 2002 contained in Exhibit 13 to our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 31, 2002. See also management’s discussion and analysis below.

(3) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC, in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly MEMC’s financial position and results of operations and cash flows for the periods presented. We have presented the consolidated financial statements in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 31, 2002, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(4) Earnings (loss) per share

For the three-month period ended March 31, 2002 the numerator of the basic and diluted loss per share calculation was net loss allocable to common stockholders. Cumulative preferred stock dividends were not added back to the net loss, as the related conversion of the preferred stock would have been antidilutive. For this period, the preferred stock, the warrants and options outstanding were not considered in computing diluted loss per share, as they were antidilutive.

For the three-month period ended March 31, 2003 basic and diluted earnings per share (EPS) were calculated as follows:

	Basic	Diluted
EPS numerator:

Net income allocable to common stockholders	$19,740	$19,740

EPS denominator (shares in thousands):

Weighted average shares outstanding	195,449	195,449
Warrants	—	11,036
Stock options	—	3,891
Weighted average restricted stock outstanding	—	287

Total shares	195,449	210,663

Earnings per share	$0.10	$0.09

(5) Inventories

Inventories consist of the following:

	March 31, 2003	December 31, 2002
Raw materials and supplies	$21,950	$23,067
Goods in process	26,920	23,745
Finished goods	41,768	38,294

	$90,638	$85,106

(6) Restructuring Costs

We recorded no restructuring charges in the first quarter of 2003. During the first quarter of 2002, we reduced our workforce by approximately 100 employees, including U.S., Italy and Japan salaried and hourly employees. We recorded a restructuring charge of $2,174 related to these actions.

	Asset Inpairment/ Write-off	Dismantling And Related Costs	Personnel Costs	Total
Balance, December 31, 2002	$488	$1,859	$5,461	$7,808
Amounts utilized	—	(126)	(1,631)	(1,757)

Balance, March 31, 2003	$488	$1,733	$3,830	$6,051

Of the $6,051 restructuring reserve at March 31, 2003, approximately $3,500 is expected to be paid out in the remainder of 2003. Timing for utilization of the remainder of the reserve, which primarily relates to the Spartanburg facility, is dependent on the timing of the sale of this facility. We believe the restructuring reserve at March 31, 2003 is adequate for the estimated costs to exit this facility.

(7) Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was $19,951 and ($9,125), respectively. MEMC’s only adjustment from net income (loss) to comprehensive income (loss) was foreign currency translation adjustments in all periods presented.

(8) Debt

Our short-term unsecured borrowings from banks total approximately $57,000 at March 31, 2003, under approximately $100,000 of short-term loan agreements. In addition, we had a 20 million Euro note (approximately $22,000) due to an investor group led by Texas Pacific Group (collectively, TPG). We repaid this 20 million Euro note in full at its maturity in April 2003.

We have long-term committed loan agreements of approximately $307,000 of which $192,000 is outstanding at March 31, 2003. In addition, we have recorded $50,000 of senior subordinated secured notes at their fair market value of 1 dollar as of November 13, 2001. We are accreting these notes up to their face value over the six years preceding their maturity using the effective interest method. At March 31, 2003, the accreted value of these notes was less than $1; however, the face value of these notes plus accrued stated interest was approximately $56,000 at March 31, 2003.

(9) Income Taxes

For the quarter ended March 31, 2003, we recognized income tax expense of $8,213, as compared to income tax expense of $1,454 for the first quarter of 2002. Income tax expense in the 2003 first quarter relates to tax jurisdictions in which we expect to owe current taxes and foreign withholding taxes. As of March 31, 2003, our net operating loss carryforwards do not carry any value in our consolidated balance sheet.

(10) TPG Contingent Purchase Price Payment to E.ON

On November 13, 2001, TPG purchased from E.ON and its affiliates (E.ON) all of E.ON’s debt and equity holdings in MEMC for a nominal purchase price of 6 dollars. In addition, on that date MEMC and TPG restructured MEMC’s debt acquired from E.ON. In connection with such transactions, we applied purchase accounting and pushed down TPG’s nominal basis in MEMC to our accounting records, reflected in our consolidated financial statements subsequent to November 13, 2001.

In accordance with the terms and conditions of the purchase agreement between E.ON and TPG, TPG agreed to a contingent performance purchase price payment to E.ON based on MEMC’s Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined, for fiscal year 2002. Should any such payment be made, it would be considered as additional TPG purchase price and would be pushed down to our financial statements. We would then write up the value of our assets on a pro rata basis up to but not exceeding their fair market values. Due to the uncertainty as to which level of contingent performance purchase price might be paid, if any, we did not consider this contingency in applying purchase accounting as of November 13, 2001. As of March 31, 2003, no adjustments have been made for contingent performance purchase price, if any, due to the continued uncertainty. TPG has advised us that it does not believe a contingent performance purchase price payment needs to be made, but that E.ON has disputed this determination. Final determination of whether there will be such a payment will be made pursuant to the purchase agreement between TPG and E.ON.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales.

Our net sales increased by 38% to $188 million in first quarter 2003 from $137 million in first quarter 2002. This increase was primarily caused by a 36% increase in product volumes. Product volumes increased across all geographic areas and all product diameters.

Gross Margin.

In first quarter 2003, our gross margin was $54 million compared to $22 million in first quarter 2002. This increase primarily resulted from the significant volume and revenue increases and improved productivity. Our net sales increased 38% in first quarter 2003 compared to first quarter 2002, while our cost of goods sold increased by 17%. We continue to focus on improvements in yield and further cost reductions. Beginning with the new fiscal year, we made the amortization of spare parts consistent with our capital policy, which had a $1.8 million favorable impact on the 2003 first quarter. See Note 2 to the Consolidated Financial Statements herein.

Marketing and Administration.

Marketing and administration expenses declined to $14 million for the three months ended March 31, 2003 compared with $17 million for the three months ended March 31, 2002. This decrease was primarily a result of both headcount reductions and controlled spending. As a percentage of net sales, marketing and administration expenses decreased in the first quarter of 2003 to 7% from 13% in 2002.

Operating Income (Loss).

Operating income increased $38 million to $33 million operating income in the first quarter of 2003, from an operating loss of $5 million in the first quarter of 2002. The improved operating results were primarily a result of the increase in gross margin and a $3 million decrease in operating expenses, excluding restructuring, in the first quarter of 2003 compared to the first quarter of 2002. Total operating costs (cost of goods sold and operating expenses, excluding restructuring) increased to $156 million in the first quarter of 2003 from $139 million in the first quarter of 2002.

Income Taxes.

For the quarter ended March 31, 2003, we recognized income tax expense of $8.2 million, as compared to income tax expense of $1.5 million for the first quarter of 2002. Income tax expense in the 2003 first quarter relates to tax jurisdictions in which we expect to owe current taxes and foreign withholding taxes. As of March 31, 2003, our net operating loss carryforwards do not carry any value in our consolidated balance sheet.

Outlook.

Based on current industry market conditions, we expect our net sales in the 2003 second quarter to increase in the low single digit percentage range from the 2003 first quarter levels. We also expect sequential improvement in our gross margin and net income as we continue to aggressively pursue our cost reduction plans.

Liquidity and Capital Resources.

In the first quarter of 2003, we generated $24 million in cash from operating activities, compared to a use of $7 million in operating activities for the first quarter of 2002. We invested $16 million in capital expenditures in the quarter ended March 31, 2003 compared to $3 million in the quarter ended March 31, 2002. Net repayments of debt in the quarter ended March 31, 2003 totaled $12 million compared to $16 million in the quarter ended March 31, 2002.

Accounts receivable of $88 million at March 31, 2003 decreased $7 million, or 7%, from $95 million at December 31, 2002. This decrease was primarily attributable to improved receivable collections. Days’ sales outstanding were 43 days at March 31, 2003 compared to 47 days at December 31, 2002 based upon annualized sales for the respective immediately preceding quarters.

Our inventories increased $6 million, or 7%, to $91 million at March 31, 2003 from $85 million at December 31, 2002. Total related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $5 million and $11 million at March 31, 2003, and December 31, 2002, respectively. Inventory turns were six at March 31, 2003 and December 31, 2002 based upon annualized cost of goods sold for the respective immediately preceding quarters.

Our net deferred tax assets remained level at $32 million at March 31, 2003 versus $34 million at December 31, 2002. We provide for income taxes on a quarterly basis based on an estimated annual effective income tax rate. Management believes it is more likely than not that, with our projections of future taxable income and after consideration of the valuation allowance, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2003.

Our cash used in investing activities increased $13 million to $15 million in the three months ended March 31, 2003 compared to $2 million in the three months ended March 31, 2002 as a result of increased capital expenditures. At March 31, 2003, we had approximately $25 million of committed capital expenditures related to various manufacturing and technology projects.

Cash used in financing activities decreased to $11 million in the three months ended March 31, 2003 from $16 million in the three months ended March 31, 2002. Financing activities in both periods related primarily to payments of principal on amortizing debt that became due during the period.

Our unsecured short-term borrowings total approximately $57 million at March 31, 2003, under approximately $100 million of short-term loan agreements. We have long-term committed loan agreements of approximately $307 million, of which $192 million is outstanding at March 31, 2003. Our weighted average cost of borrowing, excluding accretion, was 4.1% at March 31, 2003 and December 31, 2002. Our total debt to capital ratio at March 31, 2003 was 82%, compared to 90% at December 31, 2002.

Of the long-term debt and the short-term borrowings, approximately $93 million is owed by MEMC Korea Company (“MKC”), our Korean subsidiary, within Korea. Approximately $61 million of this $93 million debt is due within the next year. MKC had cash and cash equivalents and short-term investments at March 31, 2003 of approximately $114 million. Of this amount, approximately $84 million is subject to regulatory approval on transferability outside Korea. All of the debt in Korea may be paid by MKC without regulatory approval.

As a result of the restructuring of MEMC’s debt in 2001, TPG acquired $50 million in principal amount of our newly issued senior subordinated secured notes maturing in November 2007. TPG also retained a 55 million Euro in principal amount of a note issued by our Italian subsidiary. In September 2002, we amended the 55 Million Euro Note to provide for a 35 million Euro principal repayment on or before September 25, 2002 and a 20 million Euro principal repayment on or before April 15, 2003. The amended Euro note (Euro Note) was unsecured and bore interest at 8%. Consistent with the terms of the Euro Note, in September 2002, we paid 35 million Euro plus accrued interest to TPG, and paid the balance of 20 million Euro plus accrued interest in April 2003.

We will accrete the senior subordinated secured notes up to their face value during the six years preceding their maturity using the effective interest method. Assuming these notes remain outstanding until their maturity, interest expense recorded in our statement of operations related to the accretion of the notes and related stated interest expense will be less than $1 million in each of the years 2003 through 2005, and approximately $7 million and $91 million in 2006 and 2007, respectively. In the event these notes are redeemed prior to their maturity, on the redemption date we will recognize interest expense equal to the remaining unaccreted face value of the notes and the related accrued but unpaid stated interest. At March 31, 2003, the accreted value of these notes was less than one thousand dollars; however, the face value of these notes plus accrued stated interest was approximately $56 million.

As part of the purchase and restructuring transactions, TPG committed to provide a five-year $150 million revolving credit facility to MEMC. That revolving credit facility was replaced with a five-year $150 million revolving credit facility from Citibank/UBS (the Citibank/UBS Facility), guaranteed by TPG. Loans under this facility bear interest at a rate of LIBOR plus 1.5% or an alternate base rate plus 0.5% per annum. At March 31, 2003, we had drawn $70 million against this credit facility. In connection with the amendment of the 55 Million Euro Note, TPG has provided us with a five-year $35 million revolving credit facility (the TPG Facility) bearing interest at a rate of LIBOR plus 10% or an alternate base rate plus 9%. As a condition to any borrowings under the TPG Facility, we must have repaid the Euro Note obligation in full and must have borrowed all amounts available under the Citibank/UBS Facility. The commitments under the TPG Facility terminate and any outstanding loans under the facility, together with any accrued interest thereon, will become due and payable upon the closing and funding of a debt or equity financing in which the net proceeds to MEMC equal or exceed $100 million.

The Citibank/UBS Facility, the TPG Facility, and the indenture for our senior subordinated secured notes contain certain highly restrictive covenants, including covenants to maintain minimum quarterly consolidated EBITDA; minimum monthly consolidated backlog; minimum monthly consolidated revenues; maximum annual capital expenditures; and other covenants customary for revolving loans and indentures of this type and size. The minimum quarterly consolidated EBITDA covenant is $16 million, $19 million, and $25 million in the second, third and fourth quarters of 2003, respectively. Thereafter, the minimum quarterly consolidated EBITDA covenant progressively increases to $35 million, $44 million, $52 million and $60 million at the end of the last quarter of 2004, 2005, 2006 and 2007, respectively. The minimum monthly consolidated backlog covenant was 49 million square inches (msi) in January 2003, progressively increasing to 53 msi, 63 msi, 74 msi, 81 msi and 92 msi in the last month of 2003, 2004, 2005, 2006 and 2007, respectively. The minimum monthly consolidated revenues covenant was $52 million in January 2003, progressively increasing to $56 million, $67 million, $76 million, $84 million and $92 million in the last month of 2003, 2004, 2005, 2006 and 2007, respectively. Finally, the maximum annual capital expenditures covenant is $50 million for 2003 and increases to $55 million for each of the years 2004 through 2007. In the event that we violate these covenants, which in our highly cyclical industry could occur in a sudden or sustained downturn, the loan commitments under the revolving credit facilities may terminate and the loans and accrued interest then outstanding under the facilities and the senior subordinated secured notes and related accrued interest may be due and payable immediately.

The Citibank/UBS Facility is guaranteed by certain TPG entities. The various guaranties terminate in December 2003, prior to the expiration of the Citibank/UBS Facility. In addition, each guarantor may terminate its guaranty for any reason if the guarantor does not default under the guaranty. In the event that a guarantor terminates its guaranty, or does not renew its guaranty and in the case of a non-renewal the lenders have not received cash collateral or a replacement guaranty executed by a replacement guarantor satisfactory to the lenders, then the loan commitments under the revolving credit facility will terminate and we will be required to repay all outstanding loans and accrued interest under this facility. Likewise, if any guarantor defaults under its guaranty, then the guarantor’s default will constitute an event of default under this revolving credit facility. In such event, the loan commitments under this revolving credit facility may terminate and the loans and accrued interest under the facility may be due and payable immediately.

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

The Citibank/UBS Facility, the TPG Facility, and the indenture for the senior subordinated secured notes contain change in control provisions. Under these instruments, if (1) TPG’s ownership interest in us is reduced below 15% (or, in the case of the indenture, 30%) of our total outstanding equity interests, (2) another person or group acquires ownership of a greater percentage of our outstanding equity than TPG, or (3) a majority of our Board of Directors is neither nominated by our Board of Directors nor appointed by directors so nominated, then:

•	an event of default shall be deemed to have occurred under the Citibank/UBS Facility and the TPG Facility in which event the loan commitments under these facilities may terminate and the loans and accrued interest then outstanding may become immediately due and payable; and

•	the holders of the senior subordinated secured notes will have the right to require us to repurchase the notes at a purchase price equal to 101% of the principal amount plus accrued and unpaid interest.

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures and working capital requirements.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. MEMC’s significant accounting policies are more fully discussed in Exhibit 13 to our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2002.

Push-down Accounting

As a result of the purchase of E.ON’s equity interest in MEMC by TPG and the rights possessed by TPG through its ownership of the Preferred Stock as of November 13, 2001, we applied purchase accounting and pushed down TPG’s nominal basis in MEMC to our accounting records, reflected in our consolidated financial statements subsequent to November 13, 2001. We assumed that on November 13, 2001, upon full conversion of the Preferred Stock, excluding any accrued but unpaid dividends, TPG would have owned 89.4% of MEMC’s common stock.

To revalue our assets and liabilities, we first estimated their fair market values. To the extent the fair market value differed from the book value, 89.4% of that difference was recorded as an adjustment to the carrying value of the respective asset or liability. To the extent the adjusted net carrying value of assets and liabilities exceeded the pushed down basis of TPG’s investment in MEMC, negative goodwill was generated. The negative goodwill was then allocated to the bases of existing goodwill and other identifiable intangible assets, investments in joint ventures, and property, plant and equipment.

This revaluation resulted in a net decrease to assets of approximately $800 million and a net decrease to liabilities of approximately $900 million. The allocation of the purchase price to our assets and liabilities is subject to further adjustment and refinement for any contingent performance purchase price. See Note 10 to Consolidated Financial Statements herein.

The net decrease in assets reflects the write-down of goodwill, certain intangible assets, investments in joint ventures, and property, plant and equipment to reflect TPG’s nominal purchase price.

Inventory Reserves

We adjust the value of our obsolete and unmarketable inventory to the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 144, requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. In accordance with SFAS No. 144, we have measured long-lived assets to be disposed of by sale (which consists solely of our Spartanburg facility) at the lower of carrying amount or fair value less cost to sell.

Income Taxes

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) and deferred tax liabilities (generally items that we received a tax deduction for, but have not yet been recorded in the statement of operations). A valuation allowance is recorded when management believes it is more likely than not that some items recorded as deferred tax assets will not be realized.

We provide for U.S. income taxes on earnings of consolidated international subsidiaries that we plan to remit to the U.S. We do not provide for U.S. income taxes on the remaining earnings of these subsidiaries, as we expect to reinvest these earnings overseas or we expect the taxes to be minimal based upon available foreign tax credits.

Section 382 of the IRC restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 2001 as a result of the acquisition by TPG. To the extent that any U.S. or foreign net operating loss carryforwards remain, we have recognized a valuation allowance to fully offset any associated deferred tax assets. In the first quarter 2003, we reviewed our total net deferred taxes by taxable jurisdiction and recognized a valuation allowance where it was deemed more likely than not that we would be unable to realize a benefit from these assets.

Push-down accounting as described above created differences in the bases of certain assets and liabilities for financial statement accounting and for tax accounting. These differences resulted in the recognition of a net deferred tax asset. We reviewed our total net deferred tax assets by taxable jurisdiction and recognized a valuation allowance where it was determined more likely than not that we would be unable to realize a benefit from these assets.

Revenue Recognition

We record revenue from product sales when the goods are shipped and title passes to the customer. Our wafers are made to customer specifications at plant sites that have been pre-qualified by the customer. We conduct rigorous quality control and testing procedures to ensure that the finished wafers meet the customer’s specifications before the product is shipped.

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the amount of the restructuring reserve expected to be paid out in the remainder of 2003; the timing and utilization of the remainder of the restructuring reserve; our continued focus on improvements in yield and further costs reductions; our expectation that gross margin and net income will improve sequentially in the 2003 second quarter; our expectation that based on current market conditions our net sales in the 2003 second quarter will increase in the low single digit percentage range from the 2003 first quarter levels; our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing as of March 31, 2003; and our belief that we have the financial resources needed to meet business requirements for the next twelve months including capital expenditure and working capital requirements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for silicon wafers; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing costs; inventory levels of our customers; demand for semiconductors generally; changes in the pricing environment; actions by our competitors, customers and suppliers; changes in interest and currency exchange rates; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; accuracy of management’s assumptions regarding the dismantling and sale of the Spartanburg facility; changes in financial market conditions; actions by third parties; and other risks described in MEMC’s filing with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2002.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to MEMC’s operations result primarily from changes in interest rates and changes in foreign exchange rates. MEMC enters into currency forward contracts to minimize its transactional currency risks. MEMC does not use derivative financial instruments for speculative or trading purposes. There have been no significant changes in MEMC’s holdings of interest rate sensitive or foreign currency exchange rate sensitive instruments since December 31, 2002.

At March 31, 2003, we had unhedged Yen exposure represented by a loan to our Japanese consolidated subsidiary, of approximately $85 million and a $72 million unhedged Won exposure represented by our Korean subsidiary net Won financial assets. Our Korean subsidiary utilizes the U.S. Dollar as its functional currency.

Item 4. Controls and Procedures.

Within the 90 days prior to the filing date of this report, MEMC carried out an evaluation, under the supervision and with the participation of MEMC’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MEMC’s disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Company’s Chief Executive Officer and Chief Financial Officer concluded that MEMC’s disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date this evaluation was carried out, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II—OTHER INFORMATION

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

4-a

Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent, and Form of Note attached as an exhibit thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 14, 2002)

4-a(1)

Security Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(2)

Pledge Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(3)

Indemnity, Subrogation and Contribution Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(4)

Guarantee Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(5)

Amendment No. 1, dated as of March 21, 2002, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent (incorporated by reference to Exhibit 4-a(5) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

4-a(6)	Amendment No. 2, dated as of March 31, 2003, to Amended and Restated Indenture, dated as of December 31, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc.

as collateral agent (incorporated by reference to Exhibit 4-a(6) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-a(7)

Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed in Schedule I thereto, and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-a(7) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-a(8)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-a(8) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10-i(3)	Amendment No. 3 to Registration Rights Agreement dated February 17, 2003 among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein

*10-jj(1)	Form of Indemnification Agreement

18	Preferability letter of KPMG LLP

99.1	Certification by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract, compensatory plan or arrangement.

(b) Reports on Form 8-K

During the first quarter of 2003, we filed the following current reports on Form 8-K:

1.	Item 5 Form 8-K filed on January 30, 2003.
2.	Item 7 and Item 9 Form 8-K and Form 8-K/A filed on March 21, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

May 2, 2003	/s/ James M. Stolze
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003	/s/ Nabeel Gareeb
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

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 2, 2003

/S/    JAMES M. STOLZE

James M. Stolze

Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601of Regulation S-K.

Number Exhibit	Description

10-i(3)	Amendment No. 3 to Registration Rights Agreement dated February 17, 2003 among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein

10-jj(1)	Form of Indemnification Agreement

18	Preferability letter of KPMG LLP

99.1	Certification by the Chief Executive Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification by the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.