Form 10-Q
period 2003-06-30
MEMC ELECTRONIC MATERIALS INC
filed 2003-08-08
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2003
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

The number of shares of the registrant's common stock outstanding at July 31, 2003 was 206,266,362.

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

SIGNATURE

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net sales	$191,829	$174,271	$ 380,174	$ 310,922
Cost of goods sold	136,205	129,404	270,348	244,388
Gross margin	55,624	44,867	109,826	66,534
Operating expenses:
Marketing and administration	13,391	17,740	27,485	35,168
Research and development	8,530	6,452	15,920	13,268
Restructuring	-	4,811	-	6,985
Operating income	33,703	15,864	66,421	11,113
Nonoperating (income) expense:
Interest expense	3,303	5,889	7,310	10,944
Interest income	(1,916)	(824)	(3,907)	(2,812)
Royalty income	(1,092)	(1,037)	(1,886)	(1,602)
Other, net	(1,163)	(9,325)	1,001	(8,425)
Total nonoperating (income) expense	(868)	(5,297)	2,518	(1,895)
Income before income taxes, equity in income of joint ventures and minority interests	34,571	21,161	63,903	13,008
Income taxes	7,763	6,413	15,976	7,867
Income before equity in income of joint ventures and minority interests	26,808	14,748	47,927	5,141
Equity in income of joint ventures	1,665	945	2,728	663
Minority interests	(1,197)	(1,549)	(3,639)	(1,857)
Net income	$ 27,276 =======	$ 14,144 =======	$ 47,016 =======	$ 3,947 =======
Cumulative preferred stock dividends	$ - =======	($ 8,166) =======	$ - =======	($ 16,093) =======
Income (loss) allocable to common stockholders	$ 27,276 =======	$ 5,978 =======	$ 47,016 =======	($ 12,146) =======

Basic income (loss) per share	$ 0.14 =====	$ 0.09 =====	$ 0.24 =====	($0.17) =====
Diluted income (loss) per share	$ 0.13 =====	$ 0.07 =====	$ 0.22 =====	($0.17) =====
Weighted average shares used in computing basic income
(loss) per share	200,637,931 =========	69,907,428 =========	198,057,757 =========	69,783,561 ========
Weighted average shares used in computing diluted income
(loss) per share	217,710,967 =========	205,932,933 =========	214,214,398 =========	69,783,561 ========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	June 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 86,763	$ 119,651
Short-term investments	40,853	45,995
Accounts receivable, less allowance for doubtful accounts of $3,478 and $3,294 in 2003 and 2002, respectively	98,099	95,022
Inventories	96,177	85,106
Prepaid and other current assets	18,515	17,934
Total current assets	340,407	363,708
Property, plant and equipment, net of accumulated depreciation of $159,714 and
$143,821 in 2003and 2002, respectively	203,315	184,875
Investments in joint ventures	19,548	16,820
Goodwill, net of accumulated amortization of $736 in 2003 and 2002	3,761	3,761
Deferred tax assets, net	26,090	33,668
Other assets	33,935	28,850
Total assets	$ 627,056 ========	$ 631,682 ========
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 53,350	$ 123,640
Accounts payable	69,400	68,014
Accrued liabilities	31,103	33,986
Customer deposits	14,468	15,055
Provision for restructuring costs	4,826	7,808
Income taxes	13,317	14,183
Accrued wages and salaries	19,969	23,387
Total current liabilities	206,433	286,073
Long-term debt, less current portion	87,414	160,998
Pension and similar liabilities	107,611	104,866
Customer deposits	14,789	19,617
Other liabilities	29,789	26,812
Total liabilities	446,036	598,366
Minority interests	59,125	57,996
Commitments and contingencies
Stockholders' equity (deficiency):
Preferred stock, $.01 par value, 50,000,000 shares authorized, 0 issued and outstanding at 2003 and 2002	-	-
Common stock, $.01 par value, 300,000,000 shares authorized, 207,165,891 and 196,461,339 issued at 2003 and 2002, respectively	2,072	1,965
Additional paid-in capital	123,572	26,965
Retained earnings (deficit)	12,549	(34,467)
Accumulated other comprehensive income (loss)	(6,556)	(7,329)
Deferred compensation	(5,022)	(7,094)
Treasury stock, 929,205 in 2003 and 2002	(4,720)	(4,720)
Total stockholders' equity (deficiency)	121,895	(24,680)
Total liabilities and stockholders' equity (deficiency)	$ 627,056 ========	$ 631,682 ========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)
	Six Months Ended
	June 30,
	2003	2002

Cash flows from operating activities:
Net income	$ 47,016	$ 3,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,091	16,707
Minority interests	3,639	1,857
Deferred compensation	2,072	4,159
Equity in income of joint ventures	(2,728)	(663)
Working capital and other	(19,029)	(18,383)
Net cash provided by operating activities	48,061	7,624
Cash flows from investing activities:
Capital expenditures	(37,015)	(7,146)
Short-term investments, net	5,142	(2,320)
Proceeds from sale of property, plant and equipment	22	334
Net cash used in investing activities	(31,851)	(9,132)
Cash flows from financing activities:
Net short-term borrowings	(53,338)	13,572
Proceeds from issuance of common stock	96,715	695
Dividend to minority interest	(2,510)	(2,251)
Principal payments on long-term debt	(92,848)	(17,235)
Net cash used in financing activities	(51,981)	(5,219)
Effect of exchange rates changes on cash and cash equivalents	2,883	8,340
Net increase (decrease) in cash and cash equivalents	(32,888)	1,613
Cash and cash equivalents at beginning of period	119,651	75,356
Cash and cash equivalents at end of period	$ 86,763 =======	$ 76,969 =======

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(1) Nature of Operations

We are a leading worldwide producer of wafers for the semiconductor industry. We operate manufacturing facilities in every major semiconductor manufacturing region throughout the world, including Europe, Japan, Malaysia, South Korea and the United States and through an unconsolidated joint venture in Taiwan. Our customers include virtually all of the major semiconductor device manufacturers in the world, including the major memory, microprocessor and applications specific integrated circuit, or ASIC, manufacturers, as well as the world's largest foundries. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch) and in three general categories: prime polished, epitaxial and test/monitor.

(2) Significant Accounting Policies

Change in Accounting Principle

Effective with the beginning of our 2003 fiscal year, we prospectively changed our accounting principles to depreciate the cost of significant long-lived spare parts when placed in service, consistent with our fixed asset capitalization policy. The depreciation is recognized on a straight-line basis over the estimated useful lives of the spare parts. Prior to January 1, 2003, we directly expensed the full cost of the spare parts when placed in service. We believe this change is preferable because it reflects a more appropriate recognition of expense over the productive useful lives of the parts as used in the production process and it provides a better matching of costs with related revenues. This change had a favorable impact on gross margin for the three and six month periods of $1,800 and $3,600, respectively, and a favorable after tax impact on income for the three and six month periods of approximately $1,400 and $2,700, respectively. The impact to both basic and diluted earnings per share was less than 1 cent for the three months ended June 30, 2003 and approximately 1 cent for the six months ended June 30, 2003.

Stock-Based Compensation

We account for our stock-based compensation under Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related interpretations. We record compensation expense related to restricted stock awards over the vesting periods of the awards and reflect the unearned portion of deferred compensation as a separate component of stockholders' equity (deficiency). We recognize compensation cost for fixed awards with ratable vesting in the period in which the awards are earned.

No compensation cost has been recognized for non-qualified stock options granted under the plans when the exercise price of the stock options equals the market price on the date of grant. Compensation expense equal to the intrinsic value of the options has been recognized for options granted at a price below market price on the date of the grant. Had compensation cost been determined for our non-qualified stock options based on the fair value at the grant dates, as determined using the Black-Scholes option pricing model, consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," we would have reported the amounts indicated below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income (loss) allocable to common stockholders, as reported	$27,276	$5,978	$47,016	($12,146)
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	837	1,849	2,072	2,997
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,919)	(4,350)	(6,048)	(6,554)

Pro forma net income (loss) allocable to common stockholders	$25,194 ======	$3,477 ======	$43,040 ======	($15,703) =======
Income (loss) per share:
Basic--as reported	$ 0.14	$ 0.09	$ 0.24	($ 0.17)
Diluted--as reported	$ 0.13	$ 0.07	$ 0.22	($ 0.17)
Basic--pro forma	$ 0.13	$ 0.05	$ 0.22	($ 0.23)
Diluted--pro forma	$ 0.12	$ 0.04	$ 0.20	($ 0.23)

A summary of our significant accounting policies is presented in our audited financial statements and related management's discussion and analysis for the fiscal year ended December 31, 2002 contained in Exhibit 13 to our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 31, 2002. See also management's discussion and analysis below.

(3) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC, in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly MEMC's financial position and results of operations and cash flows for the periods presented. We have presented the consolidated financial statements in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 31, 2002, which contains MEMC's audited financial statements for such year and the related management's discussion and analysis of financial condition and results of operations. Operating results for the six-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(4) Earnings (loss) per share

For the six-month period ended June 30, 2002 the numerator of the basic and diluted loss per share calculation was net loss allocable to common stockholders. Cumulative preferred stock dividends were not added back to the net loss, as the related conversion of the preferred stock would have been antidilutive. For this period, the preferred stock, the warrants and options outstanding were not considered in computing diluted loss per share, as they were antidilutive.

For the three-month periods ended June 30, 2003 and 2002, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended
	June 30, 2003		June 30, 2002

	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$27,276	$27,276	$14,144	$14,144
Cumulative preferred stock dividends	-	-	(8,166)	-
Total	$ 27,276 ======	$27,276 ======	$ 5,978 ======	$14,144 ======
EPS denominator:
Weighted average shares outstanding	200,638	200,638	69,907	69,907
Cumulative preferred stock and unpaid dividends	-	-	-	122,761
Warrants	-	12,271	-	10,000
Stock options	-	4,802	-	2,756
Weighted average restricted stock outstanding	-	-	-	509
Total shares (in thousands)	200,638 ======	217,711 ======	69,907 =====	205,933 ======
Earnings per share	$0.14 ======	$0.13 ======	$ .09 =====	$ .07 ======

For the six-month period ended June 30, 2003, basic and diluted earnings (EPS) were calculated as follows:
	Six Months Ended
	June 30, 2003

	Basic	Diluted
EPS numerator:
Net income allocable to common stockholders	$ 47,016 ======	$ 47,016 ======

EPS denominator:
Weighted average shares outstanding	198,058	198,058

Warrants	-	11,735
Stock options	-	4,278
Weighted average restricted stock outstanding	-	143
Total shares (in thousands)	198,058 ======	214,214 ======
Earnings per share	$0.24 ======	$0.22 ======

At June 30, 2003, MEMC had outstanding 8,648,058 options and 16,666,667 warrants.

(5) Inventories

Inventories consist of the following:

	June 30,	December 31,
	2003	2002
Raw materials and supplies	$ 20,830	$ 23,067
Goods in process	32,906	23,745
Finished goods	42,441	38,294
	$ 96,177 =======	$ 85,106 =======

(6) Restructuring Costs

We recorded no restructuring charges in the first six months of 2003. During the first half of 2002, we reduced our workforce by approximately 150 employees, including U.S., Italy and Japan salaried and hourly employees. We recorded a restructuring charge of $6,985 related to these actions.

	Asset	Dismantling
	Impairment/	And Related	Personnel
	Write-off	Costs	Costs	Total
Balance, December 31, 2002	$ 488	$ 1,859	$ 5,461	$ 7,808
Amounts utilized	-	(172)	(2,810)	(2,982)
Balance, June 30, 2003	$ 488 =======	$ 1,687 =======	$ 2,651 =======	$ 4,826 =======

Of the $4,826 restructuring reserve at June 30, 2002, approximately $3,500 is expected to be utilized in the remainder of 2003.

On July 1, 2003, we sold the Spartanburg facility. Based on the net carrying value of the facility as of June 30, 2003, no gain or loss will be recognized as a result of this sale.

(7) Comprehensive Income/(Loss)

Comprehensive income for the three months ended June 30, 2003 and 2002 was $27,838 and $4,669, respectively. Comprehensive income/(loss) for the six months ended June 30, 2003 and 2002 was $47,789 and ($4,456) respectively. MEMC's only adjustment from net income (loss) to comprehensive income (loss) was foreign currency translation adjustments in all periods presented.

(8) Debt

Our short-term unsecured borrowings from banks total approximately $29,000 at June 30, 2003, under approximately $80,000 of short-term loan agreements.

We have long-term committed loan agreements of approximately $297,000 of which $112,000 is outstanding at June 30, 2003. In addition, we have recorded $50,000 of senior subordinated secured notes payable to an investor group led by Texas Pacific Group (TPG) at their fair market value of 1 dollar as of November 13, 2001. We are accreting these notes up to their face value over the six years preceding their maturity using the effective interest method. At June 30, 2003, the accreted value of these notes was less than one thousand dollars; however, the face value of these notes plus accrued stated interest was approximately $57,000 at June 30, 2003.

(9) Income Taxes

For the six months ended June 30, 2003, we recognized income tax expense of $15,976, as compared to income tax expense of $7,867 for the six months ended June 30, 2002. Income tax expense in the first six months of 2003 relates to tax jurisdictions in which we expect to owe current taxes and foreign withholding taxes. As of June 30, 2003, our net operating loss carryforwards do not carry any value in our consolidated balance sheet.

(10) Common Stock Offering

In the second quarter of 2003, we sold 10,000,000 shares of common stock and generated net proceeds of approximately $94 million. We utilized $70 million of the net proceeds to pay in its entirety the outstanding balance on our $150 million revolving credit facility.

(11) TPG Contingent Purchase Price Payment to E.ON

On November 13, 2001, TPG purchased from E.ON and its affiliates (E.ON) all of E.ON's debt and equity holdings in MEMC for a nominal purchase price of 6 dollars. In addition, on that date MEMC and TPG restructured MEMC's debt acquired from E.ON. In connection with such transactions, we applied purchase accounting and pushed down TPG's nominal basis in MEMC to our accounting records, reflected in our consolidated financial statements subsequent to November 13, 2001.

In accordance with the terms and conditions of the purchase agreement between E.ON and TPG, TPG agreed to a contingent performance purchase price payment to E.ON based on MEMC's Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined, for fiscal year 2002. Should any such payment be made, it would be considered as additional TPG purchase price and would be pushed down to our financial statements. We would then write up the value of our assets on a pro rata basis up to but not exceeding their fair market values. Due to the uncertainty as to which level of contingent performance purchase price might be paid, if any, we did not consider this contingency in applying purchase accounting as of November 13, 2001. TPG has advised us that subsequent to June 30, 2003, TPG has tentatively agreed to pay E.ON approximately $25 million to settle their dispute over the amount of any contingent performance purchase price owed by TPG to E.ON. As of the filing date of this Form 10-Q, however, no definitive agreement has been reached. If a definitive agreement is reached, we will quantify and record the effects of any contingent performance purchase price payment in our financial statements in the manner described above. Any such payment could potentially result in increases to property, plant and equipment, the book value of debt, and stockholders' equity. The Company does not believe any such increases will have a material adverse impact on future gross or operating margins. The potential increase in the book value of debt could impact the timing of future interest expense accretion.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales.

Our net sales increased by 10% to $192 million in second quarter 2003 from $174 million in second quarter 2002. This increase was primarily due to a 10% increase in product volumes, primarily in the U.S. Product volumes for all diameters 150mm and larger increased in the second quarter 2003 from the second quarter 2002.

Our net sales increased by 22% to $380 million in the six months ended June 30, 2003 from $311 million in the six months ended June 30, 2002. This increase was primarily caused by a 21% increase in product volumes. Product volumes increased across all product diameters, particularly in the U.S.

Gross Margin.

In second quarter 2003, our gross margin was $56 million compared to $45 million in second quarter 2002. This increase primarily resulted from the volume increase and improved productivity, as year-over-year product volumes increased approximately 10% while manufacturing headcount remained flat. We continue to focus on improvements in yield and further cost reductions.

For the six months ended June 30, 2003, our gross margin was $110 million compared to $67 million in the six months ended June 30, 2002. This increase primarily resulted from the significant increase in volumes and improved productivity. Our net sales increased 22% in the six months ended June 30, 2003 compared to the six months ended June 30, 2002, while our cost of goods sold increased by only 11%. We continue to focus on improvements in yield and further cost reductions.

Marketing and Administration.

Marketing and administration expenses declined to $27 million for the six months ended June 30, 2003 compared with $35 million for the six months ended June 30, 2002. This decrease was primarily a result of both headcount reductions and controlled spending. As a percentage of net sales, marketing and administration expenses decreased in the six months of 2003 to 7% from 11% in 2002.

Research and Development.

Our research and development expenses increased in the 2003 first half to $16 million compared to $13 million in the year ago period. The increased expense is primarily related to increasing our capability for next-generation products.

Operating Income (Loss).

Operating income increased $18 million to $34 million in the second quarter of 2003, and increased by $55 million to $66 million in the six months ended June 30, 2003, from the respective comparable periods in 2002. The improved operating results were primarily a result of the increase in gross margin and a decrease in operating expenses in both the three and six month periods ending June 30, 2003 as compared to 2002.

Nonoperating Income/Expense.

In the six months ended June 30, 2003, net nonoperating expense was $3 million compared to $2 million net nonoperating income in the six months ended June 30, 2002. This increase in net expense was primarily the result of currency gains in the second quarter of 2002 totaling approximately $10 million on long-term instruments that were not repeated in 2003, offset by decreased interest expense, as discussed below. The currency gains resulted primarily from the significant weakening of the US Dollar against the Japanese Yen in the second quarter of 2002.

Interest Expense.

In first half of 2003, our interest expense decreased to $7 million from $11 million for the six months ended June 30, 2002. In the second quarter 2003, we sold 10,000,000 shares of common stock in a public offering and generated net proceeds of approximately $94 million. We utilized $70 million of the net proceeds to pay down in its entirety the outstanding balance against our $150 million revolving credit facility. As of June 30, 2003, the book value of our debt outstanding totaled $141 million, compared to $234 million at June 30, 2002.

Income Taxes.

For the six months ended June 30, 2003, we recognized income tax expense of $16 million, as compared to income tax expense of $8 million for the six months ended 2002. Income tax expense in the six months ended June 30, 2003 relates to tax jurisdictions in which we expect to owe current taxes and foreign withholding taxes. As of June 30, 2003, our net operating loss carryforwards do not carry any value in our consolidated balance sheet. We expect our effective income tax rate in 2003 will be approximately 25%. The income tax rate in the 2003 second quarter was 22.5% in order to bring the year-to-date effective income tax rate in line with this expectation. The income tax rate is expected to be 25% for the remaining quarters of 2003.

Outlook.

Based on current industry market conditions, we expect our net sales in the 2003 third quarter to increase in the low single digit percentage range compared to the 2003 second quarter. We also anticipate that our gross and operating margins will improve sequentially in the 2003 third quarter compared to the 2003 second quarter.

Liquidity and Capital Resources.

In the first six months of 2003, we generated $48 million in cash from operating activities, compared to $8 million in the first six months 2002. We invested $37 million in capital expenditures in six months ended June 30, 2003 compared to $7 million in the six months ended June 30, 2002. In the second quarter of 2003, we generated approximately $94 million in net proceeds from the sale of 10 million shares of our common stock in a public offering. Net repayments of debt in the six months ended June 30, 2003 totaled $146 million compared to $4 million in the six months ended June 30, 2002.

Accounts receivable of $98 million at June 30, 2003 increased $3 million, or 3%, from $95 million at December 31, 2002. This increase was primarily attributable to a 3% increase in sales in the quarter ended June 30, 2003 compared to the quarter ended December 31, 2002. Days' sales outstanding were 47 days at both June 30, 2003 and December 31, 2002 based upon annualized sales for the respective immediately preceding quarters.

Our inventories increased $11 million, or 13%, to $96 million at June 30, 2003 from $85 million at December 31, 2002. Total related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $4 million and $11 million at June 30, 2003 and December 31, 2002, respectively. Annualized inventory turns were six at June 30, 2003 and December 31, 2002 based upon annualized cost of goods sold for the respective immediately preceding quarters.

Our net deferred tax assets decreased to $26 million at June 30, 2003 versus $34 million at December 31, 2002. We provide for income taxes on a quarterly basis based on an estimated annual effective income tax rate. Management believes it is more likely than not that, with our projections of future taxable income and after consideration of the valuation allowance, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at June 30, 2003.

Our cash used in investing activities increased $23 million to $32 million in the six months ended June 30, 2003 compared to $9 million in the six months ended June 30, 2002 primarily as a result of increased capital expenditures. At June 30, 2003, we had approximately $19 million of committed capital expenditures related to various manufacturing and technology projects. We expect our capital expenditures for year ended December 31, 2003 will be in the range of $70 to $80 million.

Cash used in financing activities increased to $52 million in the six months ended June 30, 2003 from $5 million in the six months ended June 30, 2002. In the second quarter of 2003, we generated approximately $94 million net proceeds from the sale of 10 million shares of our common stock in a public offering. We paid down $146 million in debt in the six months ended June 30, 2003.

Our unsecured short-term borrowings total approximately $29 million at June 30, 2003, under approximately $80 million of short-term loan agreements. We have long-term committed loan agreements of approximately $297 million, of which $112 million is outstanding at June 30, 2003. Our weighted average cost of borrowing, excluding accretion, was 4.0% at June 30, 2003 and 4.1% at December 31, 2002. Our total debt to capital ratio at June 30, 2003 was 44%, compared to 90% at December 31, 2002. The improvement in the debt to capital ratio is a result of the $94 million net proceeds from the sale of our common stock in a public offering, coupled with net debt repayments of $146 million in the six months ended June 30, 2003.

Of the long-term debt and the short-term borrowings, approximately $64 million is owed by MEMC Korea Company ("MKC"), our Korean subsidiary, within Korea. Approximately $30 million of this $64 million debt is due within the next year. MKC had cash and cash equivalents and short-term investments at June 30, 2003 of approximately $81 million. Of this amount, approximately $62 million is subject to regulatory approval on transferability outside Korea. All of the debt in Korea may be paid by MKC without regulatory approval.

As a result of the restructuring of MEMC's debt in 2001, TPG acquired $50 million in principal amount of our newly issued senior subordinated secured notes maturing in November 2007. We will accrete the senior subordinated secured notes up to their face value during the six years preceding their maturity using the effective interest method. Assuming these notes remain outstanding their maturity, interest expense recorded in our statement of operations related to accretion of the notes and related stated interest expense will be less than $1 million in each of the years 2003 through 2005, and approximately $7 million and $91 million in 2003 and 2007, respectively .If these notes are redeemed prior to their maturity, on the redemption date we will recognize interest expense equal to the remaining unaccreted face value of the notes and the related accrued but unpaid stated interest. At June 30, 2003, the accreted value of these notes was less than one thousand dollars; however, the face value of these notes plus accrued stated interest was approximately $57 million.

As part of the purchase and restructuring transactions in 2001, TPG committed to provide a five-year $150 million revolving credit facility to MEMC. That revolving credit facility was replaced with a five-year $150 million revolving credit facility from Citibank/UBS (the Citibank/UBS Facility), guaranteed by TPG. Loans under this facility bear interest at a rate of LIBOR plus 1.5% or an alternate base rate plus 0.5% per annum. At June 30, 2003, we had no outstanding balance against this credit facility. TPG has also provided us with a five-year $35 million revolving credit facility (the TPG Facility) bearing interest at a rate of LIBOR plus 10% or an alternate base rate plus 9%. As a condition to any borrowings under the TPG Facility, we must have borrowed all amounts available under the Citibank/UBS Facility. The commitments under the TPG Facility terminate and any outstanding loans under the facility, together with any accrued interest thereon, will become due and payable upon the closing and funding of a debt or equity financing in which the net proceeds to MEMC equal or exceed $100 million. At June 30, 2003, we had no outstanding balance against this credit facility.

The Citibank/UBS Facility, the TPG Facility, and the indenture for our senior subordinated secured notes contain certain highly restrictive covenants, including covenants to maintain minimum quarterly consolidated EBITDA; minimum monthly consolidated backlog; minimum monthly consolidated revenues; maximum annual capital expenditures; and other covenants customary for revolving loans and indentures of this type and size. The minimum quarterly consolidated EBITDA covenant is $19 million and $25 million in the third and fourth quarters of 2003, respectively. Thereafter, the minimum quarterly consolidated EBITDA covenant progressively increases to $35 million, $44 million, $52 million and $60 million at the end of the last quarter of 2004, 2005, 2006 and 2007, respectively. The minimum monthly consolidated backlog covenant was 49 million square inches (msi) in January 2003, progressively increasing to 53 msi, 63 msi, 74 msi, 81 msi and 92 msi in the last month of 2003, 2004, 2005, 2006 and 2007, respectively. The minimum monthly consolidated revenue covenant was $52 million in January 2003, progressively increasing to $56 million, $67 million, $76 million, $84 million and $92 million in the last month of 2003, 2004, 2005, 2006 and 2007, respectively. Finally, the maximum annual capital expenditures covenant is $80 million for 2003 and $55 million for each of the years 2004 through 2007. In the event that we violate these covenants, which in our highly cyclical industry could occur in a sudden or sustained downturn, the loan commitments under the revolving credit facilities may terminate and the loans and accrued interest then outstanding under the facilities and the senior subordinated secured notes and related accrued interest may be due and payable immediately. At June 30, 2003, we are in compliance with all of these debt covenants.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. MEMC's significant accounting policies are more fully discussed in Exhibit 13 to our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2002.

Push-down Accounting

As a result of the purchase of E.ON's equity interest in MEMC by TPG and the rights possessed by TPG through its ownership of the preferred stock as of November 13, 2001, we applied purchase accounting and pushed down TPG's nominal basis in MEMC to our accounting records, reflected in our consolidated financial statements subsequent to November 13, 2001. We assumed that on November 13, 2001, upon full conversion of the preferred stock, excluding any accrued but unpaid dividends, TPG would have owned 89.4% of MEMC's common stock.

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

This revaluation resulted in a net decrease to assets of approximately $800 million and a net decrease to liabilities of approximately $900 million. The allocation of the purchase price to our assets and liabilities is subject to further adjustment and refinement for any contingent performance purchase price. See Note 11 to Consolidated Financial Statements herein.

The net decrease in assets reflects the write-down of goodwill, certain intangible assets, investments in joint ventures, and property, plant and equipment to reflect TPG's nominal purchase price.

Inventory Reserves

We value our inventories at cost or market, if lower. We adjust the value of our inventory to the estimated market value based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed of

Accounting for the Impairment or Disposal of Long-Lived Assets, SFAS No. 144, requires that long-lived assets to be disposed of by sale, including those of discontinued operations, be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or discontinued operations. In accordance with SFAS No. 144, we have measured long-lived assets to be disposed of by sale (which consists solely of our Spartanburg facility) at the lower of carrying amount or fair value less cost to sell. On July 1, 2003, we sold the Spartanburg facility.

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

Section 382 of the IRC restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 2001 as a result of the acquisition by TPG. To the extent that any U.S. or foreign net operating loss carryforwards remain, we have recognized a valuation allowance to fully offset any associated deferred tax assets. In the second quarter 2003, we reviewed our total net deferred taxes by taxable jurisdiction and recognized a valuation allowance where it was deemed more likely than not that we would be unable to realize a benefit from these assets.

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

Revenue Recognition

We record revenue from product sales when the goods are shipped and title passes to the customer. Our wafers are made to customer specifications at plant sites that have been pre-qualified by the customer. We conduct rigorous quality control and testing procedures to ensure that the finished wafers meet the customer's specifications before the product is shipped.

Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accountings Standards (SFAS) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. In May 2003, FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. We do not believe the implementation of Statements No. 149 or 150 will have a material effect on our financial condition or results of operations.

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the amount of the restructuring reserve expected to be paid out in the remainder of 2003; our belief that the potential increases to property, plant and equipment, the book value of debt, and stockholders' equity as a result of any contingent performance purchase price payment by TPG to E.ON will not have a material adverse impact on future gross or operating margins; our belief that the potential increase in the book value of debt could impact the timing of future interest expense accretion; our expectation that our effective income tax rate in 2003 will be 25% and that the effective income tax rate will be 25% for the remaining quarters of 2003; our expectation that based on current industry market conditions our net sales in the 2003 third quarter will increase in the low single digit percentage range compared to the 2003 second quarter; our anticipation that our gross and operating margins will improve sequentially in the 2003 third quarter compared to the 2003 second quarter; our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing as of June 30, 2003; our expectation that our capital expenditures for the year ended December 31, 2003 will be in the range of $70 to $80 million; the interest expense we expect to record in our statement of operations related to accretion of our senior subordinated secured notes in each of the years 2003 through 2007; our belief that we have the financial resources needed to meet business requirements for the next twelve months including capital expenditure and working capital requirements; and our belief that the implementation of SFAS No. 149 and SFAS No. 150 will not have a material effect on our financial condition or results of operations. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for silicon wafers; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing costs; inventory levels of our customers; demand for semiconductors generally; changes in the pricing environment; general economic conditions; actions by our competitors, customers and suppliers; changes in interest and currency exchange rates; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; changes in financial market conditions; the accuracy of our assumptions regarding the impact of any contingent purchase price payment by TPG to E.ON; and other risks described in MEMC's filing with the Securities and Exchange Commission, including MEMC's annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2002.

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

At June 30, 2003, we had unhedged Yen exposure represented by a loan to our Japanese consolidated subsidiary, of approximately $104 million and a $64 million unhedged Won exposure represented by our Korean subsidiary net Won financial assets. Our Korean subsidiary utilizes the U.S. Dollar as its functional currency.

Item 4. Controls and Procedures.

MEMC carried out an evaluation, under the supervision and with the participation of MEMC's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MEMC's disclosure controls and procedures under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, our Company's Chief Executive Officer and Chief Financial Officer concluded that MEMC's disclosure controls and procedures are effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal control over financial reporting that occurred during the second quarter of 2003 that has materially affected or is reasonably likely to materially affect MEMC's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders was held on April 25, 2003. The following persons were elected to serve as directors for terms expiring in 2006 and received the number of votes set forth opposite their respective names:

	For	Withheld

Robert J. Boehlke	190,479,713.332	1,950,405.7585
Jean-Marc Chapus	186,521,729.332	5,908,389.7585
C. Douglas Marsh	190,479,070.332	1,951,048.7585

Item 6. Exhibits and Reports on Form 8- K.

(a) Exhibits

Exhibit Number	Description

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

Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3(i)(b) of the Company's Form 10-Q for the Quarter ended September 30, 2002)

3(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) of the Company's Form 10-Q for the Quarter ended June 30, 2002)

4-a

Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent, and Form of Note attached as an exhibit thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated January 14, 2002)

4-a(1)

Security Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(2)

Pledge Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(3)

Indemnity, Subrogation and Contribution Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(4)

Guarantee Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(5)

Amendment No. 1, dated as of March 21, 2002, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent (incorporated by reference to Exhibit 4-a(5) of the Company's Form 10-Q for the Quarter ended March 31, 2002)

4-a(6)

Amendment No. 2, dated as of March 31, 2003, to Amended and Restated Indenture, dated as of December 31, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc. as collateral agent (incorporated by reference to Exhibit 4-a(6) of the Company's Form 10-K for the Year ended December 31, 2002)

4-a(7)

Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed in Schedule I thereto, and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-a(7) of the Company's Form 10-K for the Year ended December 31, 2002)

4-a(8)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-a(8) of the Company's Form 10-K for the Year ended December 31, 2002)

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K dated November 28, 2001)

10-www(13)	Amendment No. 3, dated June 13, 2003, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------------

(b) Reports on Form 8-K

During the second quarter of 2003, we filed the following current reports on Form 8-K:

1. Item 7 and Item 9 Form 8-K filed on May 5, 2003.
2. Item 5 and Item 7 Form 8-K filed on May 16, 2003.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.
August 8, 2003	/s/ James M. Stolze
James M. Stolze
Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601of Regulation S-K.
Number
Exhibit	Description
10-www(13)	Amendment No. 3, dated June 13, 2003, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.