Form 10-Q
period 2003-09-30
MEMC ELECTRONIC MATERIALS INC
filed 2003-11-12
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003
Or
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

The number of shares of the registrant's common stock outstanding at October 31, 2003 was 206,961,289.

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II--OTHER INFORMATION

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURE

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$195,897	$190,264	$ 576,071	$ 501,186
Cost of goods sold	137,378	137,417	407,726	381,805
Gross margin	58,519	52,847	168,345	119,381
Operating expenses:
Marketing and administration	13,613	16,053	41,098	51,221
Research and development	8,406	6,725	24,326	19,993
Restructuring	-	8,315	-	15,300
Operating income	36,500	21,754	102,921	32,867
Nonoperating (income) expense:
Interest expense	2,665	58,250	9,975	69,194
Interest income	(1,870)	(1,860)	(5,777)	(4,672)
Royalty income	(1,038)	(769)	(2,924)	(2,371)
Other, net	(11,921)	3,843	(10,920)	(4,582)
Total nonoperating (income) expense	(12,164)	59,464	(9,646)	57,569
Income (loss) before income taxes, equity in income of joint ventures and minority interests	48,664	(37,710)	112,567	(24,702)
Income taxes	12,166	5,368	28,142	13,235
Income (loss) before equity in income of joint ventures and minority interests	36,498	(43,078)	84,425	(37,937)
Equity in income of joint ventures	1,589	1,308	4,317	1,971
Minority interests	(2,890)	(2,982)	(6,529)	(4,839)
Net income (loss)	$ 35,197 =======	($ 44,752) =======	$ 82,213 =======	($ 40,805) =======
Cumulative preferred stock dividends	$ - =======	($ 934) =======	$ - =======	($ 17,027) =======
Income (loss) allocable to common stockholders	$ 35,197 =======	($ 45,686) =======	$ 82,213 =======	($ 57,832) =======

Basic income (loss) per share	$ 0.17 =====	($ 0.25) =====	$ 0.41 =====	($0.54) =====
Diluted income (loss) per share	$ 0.16 =====	($ 0.25) =====	$ 0.38 =====	($0.54) =====
Weighted average shares used in computing basic income
(loss) per share	206,517,384 =========	182,742,775 =========	200,908,620 =========	107,850,403 =========
Weighted average shares used in computing diluted income
(loss) per share	223,771,825 =========	182,742,775 =========	217,401,562 =========	107,850,403 =========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	September 30,	December 31,
	2003	2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 85,141	$ 119,651
Short-term investments	40,680	45,995
Accounts receivable, less allowance for doubtful accounts of $3,583 and $3,294 in 2003 and 2002, respectively	107,378	95,022
Inventories	97,962	85,106
Prepaid and other current assets	25,767	17,934
Total current assets	356,928	363,708
Property, plant and equipment, net of accumulated depreciation of $157,948 and $143,821 in 2003and 2002, respectively	253,453	184,875
Investments in joint ventures	22,237	16,820
Goodwill, net of accumulated amortization of $736 in 2003 and 2002	3,761	3,761
Deferred tax assets, net	18,494	33,668
Other assets	38,489	28,850
Total assets	$ 693,362 ========	$ 631,682 ========
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY)
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 80,625	$ 123,640
Accounts payable	82,642	68,014
Accrued liabilities	28,768	33,986
Customer deposits	14,555	15,055
Provision for restructuring costs	3,020	7,808
Income taxes	10,992	14,183
Accrued wages and salaries	22,239	23,387
Total current liabilities	242,841	286,073
Long-term debt, less current portion	60,017	160,998
Pension and similar liabilities	109,445	104,866
Customer deposits	9,742	19,617
Other liabilities	32,274	26,812
Total liabilities	454,319	598,366
Minority interests	62,015	57,996
Commitments and contingencies
Stockholders' equity (deficiency):
Preferred stock, $.01 par value, 50,000,000 shares authorized, 0 issued and outstanding at 2003 and 2002	-	-
Common stock, $.01 par value, 300,000,000 shares authorized, 207,821,619 and 196,461,339 issued at 2003 and 2002, respectively	2,078	1,965
Additional paid-in capital	150,553	26,965
Retained earnings (deficit)	47,746	(34,467)
Accumulated other comprehensive loss	(14,712)	(7,329)
Deferred compensation	(4,190)	(7,094)
Treasury stock, 875,455 shares in 2003 and 929,205 shares and 2002	(4,447)	(4,720)
Total stockholders' equity (deficiency)	177,028	(24,680)
Total liabilities and stockholders' equity (deficiency)	$ 693,362 ========	$ 631,682 ========

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)
	Nine Months Ended
	September 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$ 82,213	($ 40,805)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	23,274	25,149
Interest accretion	1,868	56,556
Minority interests	6,529	4,839
Stock compensation	2,904	6,682
Equity in income of joint ventures	(4,317)	(1,971)
Working capital and other	(39,087)	(6,332)
Net cash provided by operating activities	73,384	44,118
Cash flows from investing activities:
Capital expenditures	(62,224)	(12,325)
Short-term investments, net	7,063	(4,409)
Proceeds from sale of property, plant and equipment	37	911
Net cash used in investing activities	(55,124)	(15,823)
Cash flows from financing activities:
Net short-term borrowings	(61,129)	9,950
Proceeds from issuance of common stock	100,498	695
Dividend to minority interest	(2,510)	(2,251)
Proceeds from issuance of long-term debt	-	40,000
Principal payments on long-term debt	(94,295)	(57,502)
Net cash used in financing activities	(57,436)	(9,108)
Effect of exchange rates changes on cash and cash equivalents	4,666	3,827
Net increase (decrease) in cash and cash equivalents	(34,510)	23,014
Cash and cash equivalents at beginning of period	119,651	75,356
Cash and cash equivalents at end of period	$ 85,141 =======	$ 98,370 =======

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(1) Nature of Operations

We are a leading worldwide producer of wafers for the semiconductor industry. We operate manufacturing facilities in every major semiconductor manufacturing region throughout the world, including Europe, Japan, Malaysia, South Korea and the United States and through an unconsolidated joint venture in Taiwan. Our customers include virtually all of the major semiconductor device manufacturers in the world, including the major memory, microprocessor and applications specific integrated circuit, or ASIC, manufacturers, as well as the world's largest foundries. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch) and in three general categories: prime polished, epitaxial and test/monitor. A prime polished wafer is a highly refined, pure wafer with an ultra-flat and ultra-clean surface. An epitaxial wafer consists of a thin, silicon layer grown on the polished surface of the wafer. A test/monitor wafer is substantially the same as a prime polished wafer, but with some less rigorous specifications.

(2) Significant Accounting Policies

Change in Accounting Principle

Effective with the beginning of our 2003 fiscal year, we prospectively changed our accounting principles to depreciate the cost of significant long-lived spare parts when placed in service, consistent with our fixed asset capitalization policy. The depreciation is recognized on a straight-line basis over the estimated useful lives of the spare parts. Prior to January 1, 2003, we directly expensed the full cost of the spare parts when placed in service. We believe this change is preferable because it reflects a more appropriate recognition of expense over the productive useful lives of the parts as used in the production process and it provides a better matching of costs with related revenues. This change had a favorable impact on gross margin for the three and nine month periods ended September 30, 2003 of $1,400 and $5,000, respectively, and a favorable after tax impact on income for the three and nine month periods ended September 30, 2003 of approximately $1,000 and $3,700, respectively. The impact to both basic and diluted earnings per share was less than 1 cent for the three months ended September 30, 2003 and approximately 2 cents for the nine months ended September 30, 2003.

Accounting Estimates

In connection with the adjustment to property, plant and equipment caused by the TPG contingent performance purchase price payment (see Note 11), effective with the third quarter of 2003, we reevaluated our accounting estimates related to the useful lives for most of our machinery and equipment, infrastructure and buildings. As a result of this evaluation, we concluded that the useful lives of certain of our assets should be extended to better reflect their economic life. This reevaluation had a favorable impact on gross margin for both the three and nine month periods ended September 30, 2003 of $2,100. The impact on income allocable to common stockholders was $1,700 for both the three and nine month periods ended September 30, 2003. The impact on basic and diluted earnings per share was approximately 1 cent for both the three and nine month periods ended September 30, 2003.

Stock-Based Compensation

We account for our stock-based compensation under Accounting Principles Board Opinion No. 25 (Opinion 25), "Accounting for Stock Issued to Employees", and related interpretations. We record compensation expense related to restricted stock awards over the vesting periods of the awards and reflect the unearned portion of deferred compensation as a separate component of stockholders' equity (deficiency). We recognize compensation cost for fixed awards with ratable vesting in the period in which the awards are earned.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income (loss) allocable to common stockholders, as reported	$ 35,197	($45,686)	$ 82,213	($57,832)
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	832	1,941	2,904	4,938
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(4,164)	(4,706)	(10,212)	(11,260)

Pro forma net income (loss) allocable to common stockholders	$ 31,865 ======	($48,451) ======	$ 74,905 ======	($64,154) =======
Income (loss) per share:
Basic-as reported	$ 0.17	($ 0.25)	$ 0.41	($ 0.54)
Diluted-as reported	$ 0.16	($ 0.25)	$ 0.38	($ 0.54)
Basic-pro forma	$ 0.15	($ 0.27)	$ 0.37	($ 0.59)
Diluted-pro forma	$ 0.14	($ 0.27)	$ 0.35	($ 0.59)

 A summary of our significant accounting policies is presented in our audited financial statements and related management's discussion and analysis for the fiscal year ended December 31, 2002 contained in Exhibit 13 to our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 31, 2002. See also management's discussion and analysis below.

(3) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC, in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly MEMC's financial position and results of operations and cash flows for the periods presented. We have presented the consolidated financial statements in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 31, 2002, which contains MEMC's audited financial statements for such year and the related management's discussion and analysis of financial condition and results of operations. Operating results for the nine-month period ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

(4) Earnings (loss) per share

For the three and nine-month periods ended September 30, 2002 the numerator of the basic and diluted loss per share calculation was net loss allocable to common stockholders. Cumulative preferred stock dividends were not added back to the net loss, as the related conversion of the preferred stock would have been antidilutive. For these periods, the preferred stock, the warrants, and options outstanding were not considered in computing diluted loss per share, as they were antidilutive.

For the three-month period ended September 30, 2003, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended
	September 30, 2003
	Basic	Diluted
EPS numerator:
Net income allocable to common stockholders	$ 35,197 ======	$ 35,197 ======
EPS denominator:
Weighted average shares outstanding	206,517	206,517
Warrants	-	12,458
Stock options	-	4,797
Total shares (in thousands)	206,517 ======	223,772 ======
Earnings per share	$0.17 ======	$0.16 ======

For the nine-month period ended September 30, 2003, basic and diluted EPS were calculated as follows:
	Nine Months Ended
	September 30, 2003

	Basic	Diluted
EPS numerator:
Net income allocable to common stockholders	$ 82,213 ======	$ 82,213 ======

EPS denominator:
Weighted average shares outstanding	200,909	200,909
Warrants	-	12,006
Stock options	-	4,392
Weighted average restricted stock outstanding	-	95
Total shares (in thousands)	200,909 ======	217,402 ======
Earnings per share	$0.41 ======	$0.38 ======

 At September 30, 2003, MEMC had outstanding 8,831,642 options and 16,666,667 warrants.

(5) Inventories
Inventories consist of the following:	September 30, 2003	December 31, 2002

Raw materials and supplies	$ 17,258	$ 23,067
Goods in process	35,489	23,745
Finished goods	45,215	38,294
	$ 97,962 =======	$ 85,106 =======

(6) Restructuring Costs

We recorded no restructuring charges in the first nine months of 2003.

During the nine months ended September 30, 2002, we reduced our workforce by approximately 450 employees, including U.S., Italy and Japan salaried and hourly employees. We recorded a restructuring charge of $15,300 in the nine months ended September 30, 2002 related to these actions, including $8,315 in the third quarter of 2002.

	Asset	Dismantling
	Impairment/	And Related	Personnel
	Write-off	Costs	Costs	Total
Balance, December 31, 2002	$ 488	$ 1,859	$ 5,461	$ 7,808
Amounts utilized	-	(1,827)	(2,961)	(4,788)
Balance, September 30, 2003	$ 488 =======	$ 32 =======	$ 2,500 =======	$ 3,020 =======

Of the $3,020 restructuring reserve at September 30, 2003, approximately $1,000 is expected to be utilized in the remainder of 2003.

(7) Comprehensive Income (Loss)

Comprehensive income (loss) for the three months ended September 30, 2003 and 2002 was $27,041 and ($39,356), respectively. Comprehensive income (loss) for the nine months ended September 30, 2003 and 2002 was $74,830 and ($43,812) respectively. MEMC's only adjustment from net income (loss) to comprehensive income (loss) was foreign currency translation adjustments in all periods presented.

(8) Debt

Our short-term unsecured borrowings from banks total approximately $22,000 at September 30, 2003, under approximately $69,000 of short-term loan agreements.

We have long-term committed loan agreements of approximately $300,000 of which $117,000 is outstanding at September 30, 2003, and as of October 31, 2003, $3,300 of the committed loan agreements have been utilized to cover outstanding letters of credit. In addition, during third quarter 2003 we recorded a $1,700 adjustment to the carrying value of our $50,000 face value of senior subordinated secured notes payable to an investor group led by Texas Pacific Group (TPG) in connection with the settlement agreement between TPG and E.ON of August 19, 2003. (See further discussion in Note 11, below) We are accreting these notes up to their face value plus their related stated interest over the six years preceding their maturity using the effective interest method. At September 30, 2003, the accreted value of these notes was approximately $1,900; however, the face value of these notes plus accrued stated interest was approximately $58,000 at September 30, 2003.

Of the long-term debt and the short-term borrowings, approximately $58 million is owed by MEMC Korea Company ("MKC"), our Korean subsidiary, within Korea. Substantially all of this $58 million debt is due within the next year. MKC had cash and cash equivalents and short-term investments at September 30, 2003 of approximately $78 million. Of this amount, approximately $60 million is subject to regulatory approval on transferability outside Korea. All of the debt in Korea may be repaid by MKC at or prior to maturity without any regulatory approval.

(9) Income Taxes

For the nine months ended September 30, 2003, we recognized income tax expense of $28,142, as compared to income tax expense of $13,235 for the nine months ended September 30, 2002. Income tax expense in the first nine months of 2003 relates to tax jurisdictions in which we expect to owe current taxes and foreign withholding taxes. As of September 30, 2003, our net operating loss carryforwards do not carry any value in our consolidated balance sheet.

 (10) Common Stock Offering

In the second quarter of 2003, we sold 10,000,000 shares of common stock and generated net proceeds of approximately $94 million. We utilized $70 million of the net proceeds to pay in its entirety the outstanding balance on our $150 million revolving credit facility.

(11) TPG Contingent Performance Purchase Price Payment to E.ON

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

In accordance with the terms and conditions of the purchase agreement between E.ON and TPG, TPG agreed to a contingent performance purchase price payment to E.ON based on MEMC's Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as that term was defined in the purchase agreement, for fiscal year 2002. Due to the uncertainty as to which level of contingent performance purchase price might be paid, if any, we did not consider this contingency in applying purchase accounting as of November 13, 2001.

On August 19, 2003, TPG agreed to pay E.ON $25,200 to settle their dispute over the amount of contingent performance purchase price owed by TPG to E.ON. The payment resulted in an increase in TPG's basis in MEMC that was pushed down to our accounting records. This increased our property, plant and equipment balance by approximately $26,100, increased the value of our investments in joint ventures by approximately $1,100, and decreased our net deferred tax assets by approximately $2,000. Additionally, the value assigned to the common stock and warrants acquired by TPG was increased by approximately $23,500 and the value assigned to the senior subordinated secured notes held by TPG was increased by approximately $1,700. Assuming the senior subordinated secured notes remain outstanding until their maturity, interest expense expected to be recorded in our statement of operations related to the accretion of the notes and related stated interest expense is expected to be $700, $3,900, $10,200, $26,400, and $55,600 in the years 2003 through 2007, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales.

Our net sales increased by 3% to $196 million in third quarter 2003 from $190 million in third quarter 2002. This increase was primarily due to a 4% increase in product volumes and a richer product mix, partially offset by a modest decline in overall average selling prices. Product volumes in the third quarter 2003 increased across diameters 150mm and larger as compared to the third quarter 2002.

Our net sales increased by 15% to $576 million in the nine months ended September 30, 2003 from $501 million in the nine months ended September 30, 2002. This increase was primarily caused by a 15% increase in product volumes due to an increase in overall wafer industry volumes, as well as increased sales of our new products. Product volumes increased across all product diameters 150mm and larger.

Gross Margin.

In third quarter 2003, our gross margin was $59 million compared to $53 million in third quarter 2002. We also continue to benefit from improvements in yield and cost reductions. Our cost of goods sold decreased slightly in spite of the 4% volume increase, unfavorable currency impact, and more costly product mix. Beginning January 1, 2003, we began to depreciate spare parts consistent with our fixed asset capitalization policy, which had a $1.4 million favorable impact on the 2003 third quarter. Beginning July 1, 2003, we also reevaluated the accounting estimates related to the useful lives for most of our machinery and equipment, infrastructure and buildings. This had a $2.1 million favorable impact on the 2003 third quarter. See Note 2 to the Consolidated Financial Statements herein.

For the nine months ended September 30, 2003, our gross margin was $168 million compared to $119 million in the nine months ended September 30, 2002. This increase primarily resulted from the significant increase in volumes and improved productivity. Our cost of goods sold increased by approximately 7% in spite of the 15% increase in volume, parity impacts, and more costly product mix.

Marketing and Administration.

Marketing and administration expenses declined to $14 million for the three months ended September 30, 2003 compared with $16 million for the three months ended September 30, 2002. This decrease was primarily a result of both headcount reductions and controlled spending. As a percentage of net sales, marketing and administration expenses decreased in the nine months of 2003 to 7% from 8% in 2002.

Marketing and administration expenses declined to $41 million for the nine months ended September 30, 2003 compared with $51 million for the nine months ended September 30, 2002. This decrease also was primarily a result of both headcount reductions and controlled spending. As a percentage of net sales, marketing and administration expenses decreased in the nine months of 2003 to 7% from 10% in the nine months of 2002.

Research and Development.

Our research and development expenses increased in the three months ended September 30, 2003 to $8 million compared to $7 million in the year ago period. The increased expense is primarily related to increasing our capability for next-generation products.

Our research and development expenses increased in the first nine months of 2003 to $24 million compared to $20 million in the year ago period. The increased expense is primarily related to increasing our capability for next-generation products to accommodate flatness, particle, purity and power dissipation requirements of our customers caused by their devices' smaller line widths.

Operating Income.

Operating income increased $15 million to $37 million in the third quarter of 2003, and increased by $70 million to $103 million in the nine months ended September 30, 2003, from the respective comparable periods in 2002. The improved operating results were a result of the increase in gross margin and a decrease in operating expenses in both the three and nine month periods ending September 30, 2003 as compared to the 2002 periods.

 Nonoperating (Income) Expense.

Interest Expense.

In the three months ended September 30, 2003, our interest expense decreased to $3 million from $58 million for the three months ended September 30, 2002. In the nine months ended September 30, 2003, our interest expense decreased to $10 million from $69 million for the nine months ended September 30, 2002. The decrease in both periods was primarily a result of $53 million in non-recurring accretion recorded in the three months ended September 30, 2002 related to the 55 million Euro Italian subsidiary note retained by TPG in connection with our debt restructuring on November 13, 2001.

Other, net

In the three months ended September 30, 2003, our other nonoperating income (expense) increased to income of $12 million from a loss of $4 million in the three months ended September 30, 2002. This was primarily a result of $12 million in currency gains in the three months ended September 30, 2003 mostly attributable to the revaluation of a Yen-based intercompany loan. In the nine months ended September 30, 2003, other nonoperating income (expense) was income of $11 million compared to $5 million in the nine months ended September 30, 2002. This increase was primarily the result of currency gains in the nine months ended September 30, 2003 totaling approximately $11 million versus currency gains in the nine months ended September 30, 2002 of $7 million. The currency gains in both periods were primarily associated with the revaluation of a Yen-based intercompany loan. The currency gains resulted primarily from the significant strengthening of the US Dollar against the Japanese Yen in the nine months ended September 30, 2003.

Income Taxes.

For the nine months ended September 30, 2003, we recognized income tax expense of $28 million, as compared to income tax expense of $13 million for the nine months ended September 30, 2002. Income tax expense in the first nine months of 2003 relates to tax jurisdictions in which we expect to owe current taxes and foreign withholding taxes. As of September 30, 2003, our net operating loss carryforwards do not carry any value in our consolidated balance sheet. The income tax rate is expected to be 25% for calendar year 2003.

Outlook.

Depending upon our customers' fab shutdown schedules during the holiday season, we expect our net sales in the 2003 fourth quarter to increase by approximately 3 to 5 percentage points compared to the 2003 third quarter. We also anticipate that our operating results will continue to improve sequentially in the 2003 fourth quarter compared to the 2003 third quarter.

Liquidity and Capital Resources.

Accounts receivable of $107 million at September 30, 2003 increased $12 million, or 13%, from $95 million at December 31, 2002. This increase was primarily attributable to an increase in sales in the quarter ended September 30, 2003 compared to the quarter ended December 31, 2002 and an increase in days' sales outstanding. Days' sales outstanding were 50 at September 30, 2003 compared to 47 days at December 31, 2002 based upon annualized sales for the respective immediately preceding quarters. This increase in days sales outstanding is primarily attributable to the timing of sales in the quarter.

Our inventories increased $13 million, or 15%, to $98 million at September 30, 2003 from $85 million at December 31, 2002. Total related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $6 million and $11 million at September 30, 2003 and December 31, 2002, respectively. Although the dollar balance of inventory increased, annualized inventory turns remained constant at six for the three months ended September 30, 2003 and December 31, 2002 based upon annualized cost of goods sold for the respective immediately preceding quarters.

Our net deferred tax assets decreased to $25 million at September 30, 2003 versus $34 million at December 31, 2002. We provide for income taxes on a quarterly basis based on an estimated annual effective income tax rate. Management believes it is more likely than not that, with our projections of future taxable income and after consideration of the valuation allowance, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at September 30, 2003.

In the nine months ended September 30, 2003, we generated $73 million of cash from operating activities, compared to $44 million in the nine months ended September 30, 2002. This improvement was primarily due to our improved operating results.

The net result of the pushdown of the contingent payment by TPG to E.ON, the extension of the useful lives of property, plant and equipment, and the increase in our planned 2003 capital expenditures is expected to favorably impact the quarterly run rate of depreciation and amortization by approximately $2.5 million per quarter.

Our cash used in investing activities increased $38 million to $57 million in the nine months ended September 30, 2003 compared to $19 million in the nine months ended September 30, 2002 primarily as a result of increased capital expenditures. Capital expenditures in 2003 primarily related to increasing our capability and capacity for our next generation products. At September 30, 2003, we had approximately $12 million of committed capital expenditures related to various manufacturing and technology projects. We expect our capital expenditures for the year ended December 31, 2003 will be in the range of $80 to $90 million.

Cash used in financing activities increased to $57 million in the nine months ended September 30, 2003 from $9 million in the nine months ended September 30, 2002. In the second quarter of 2003, we generated approximately $94 million in net proceeds from the sale of 10 million shares of our common stock in a public offering. We paid down $155 million in debt in the nine months ended September 30, 2003.

Our unsecured short-term borrowings total approximately $22 million at September 30, 2003, under approximately $69 million of short-term loan agreements. We have long-term committed loan agreements of approximately $300 million, of which $117 million is outstanding at September 30, 2003. At October 31, 2003, approximately $3 million has been utilized to cover outstanding letters of credit and is therefore not available for borrowing. Our weighted average cost of borrowing, excluding accretion, was 4.0% at September 30, 2003 and 4.1% at December 31, 2002. Our total debt to capital ratio at September 30, 2003 was 37%, compared to 90% at December 31, 2002. The improvement in the debt to capital ratio is primarily a result of the $94 million net proceeds from the sale of our common stock in a public offering and higher retained earnings, coupled with net debt repayments of $155 million in the nine months ended September 30, 2003.

Of the long-term debt and the short-term borrowings, approximately $58 million is owed by MEMC Korea Company ("MKC"), our Korean subsidiary, within Korea. Substantially all of this $58 million debt is due within the next year. MKC had cash and cash equivalents and short-term investments at September 30, 2003 of approximately $78 million. Of this amount, approximately $60 million is subject to regulatory approval on transferability outside Korea. All of the debt in Korea may be repaid by MKC at or prior to maturity without any regulatory approval.

As a result of the restructuring of MEMC's debt in 2001, TPG acquired $50 million in principal amount of our senior subordinated secured notes maturing in November 2007. On August 19, 2003 TPG paid E.ON approximately $25 million to settle their dispute over the amount of a contingent performance purchase price owed by TPG to E.ON. As result of the settlement and subsequent pushdown of TPG's increased basis to our financial statements, we increased the value of these notes by approximately $2 million. We will accrete the senior subordinated secured notes up to their face value plus their related stated interest over the years preceding their maturity using the effective interest method. Assuming these notes remain outstanding until their maturity, interest expense expected to be recorded in our statement of operations related to accretion of the notes and related stated interest expense will be approximately $1 million in 2003, approximately $4 million in 2004, approximately $10 million in 2005, approximately $26 million in 2006, and approximately $56 million in 2007. If these notes are redeemed prior to their maturity, on the redemption date we will recognize interest expense equal to the remaining unaccreted face value of the notes and the related accrued but unpaid stated interest. At September 30, 2003 the face value of these notes plus accrued stated interest was approximately $58 million.

As part of the purchase and restructuring transactions in 2001, TPG committed to provide a five-year $150 million revolving credit facility to MEMC. That revolving credit facility was replaced with a five-year $150 million revolving credit facility from Citibank/UBS (the Citibank/UBS Facility), guaranteed by TPG. Loans under this facility bear interest at a rate of LIBOR plus 1.5% or an alternate base rate plus 0.5% per annum. At September 30, 2003, we had no outstanding balance against this credit facility. TPG has also provided us with a five-year $35 million revolving credit facility (the TPG Facility) bearing interest at a rate of LIBOR plus 10% or an alternate base rate plus 9%. As a condition to any borrowings under the TPG Facility, we must have borrowed all amounts available under the Citibank/UBS Facility. The commitments under the TPG Facility terminate and any outstanding loans under the facility, together with any accrued interest thereon, will become due and payable upon the closing and funding of a debt or equity financing in which the net proceeds to MEMC equal or exceed $100 million. At September 30, 2003, we had no outstanding balance against this credit facility.

The Citibank/UBS Facility, the TPG Facility, and the indenture for our senior subordinated secured notes contain certain highly restrictive covenants, including covenants to maintain minimum quarterly consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the agreement; minimum monthly consolidated backlog; minimum monthly consolidated revenues; maximum annual capital expenditures; and other covenants customary for revolving loans and indentures of this type and size. The minimum quarterly consolidated EBITDA covenant is $25 million in the fourth quarter of 2003. Thereafter, the minimum quarterly consolidated EBITDA covenant progressively increases to $35 million, $44 million, $52 million and $60 million at the end of the last quarter of 2004, 2005, 2006 and 2007, respectively. The minimum monthly consolidated backlog covenant was 49 million square inches (msi) in January 2003, progressively increasing to 53 msi, 63 msi, 74 msi, 81 msi and 92 msi in the last month of 2003, 2004, 2005, 2006 and 2007, respectively. The minimum monthly consolidated revenue covenant was $52 million in January 2003, progressively increasing to $56 million, $67 million, $76 million, $84 million and $92 million in the last month of 2003, 2004, 2005, 2006 and 2007, respectively. Finally, the maximum annual capital expenditures covenant is $80 million for 2003 and $55 million for each of the years 2004 through 2007. We intend to seek the consent of our lenders and note holders to increase the 2003 maximum annual capital expenditures covenant to $90 million. In the event that we violate these covenants, which in our highly cyclical industry could occur in a sudden or sustained downturn, the loan commitments under the revolving credit facilities may terminate and the loans and accrued interest then outstanding under the facilities and the senior subordinated secured notes and related accrued interest may be due and payable immediately. At September 30, 2003, we are in compliance with all of these debt covenants.

The Citibank/UBS Facility is guaranteed by certain TPG entities. The various guaranties terminate in December 2003, prior to the expiration of the Citibank/UBS Facility. We have been informed that the various TPG entities intend to renew their respective guarantees on or before the December 2003 termination date. In addition, each guarantor may terminate its guaranty for any reason. In the event that a guarantor terminates its guaranty, or does not renew its guaranty and in the case of a non-renewal the lenders have not received cash collateral or a replacement guaranty executed by a replacement guarantor satisfactory to the lenders, then the loan commitments under the revolving credit facility will terminate and we will be required to repay all outstanding loans and accrued interest under this facility. Likewise, if any guarantor defaults under its guaranty, then the guarantor's default will constitute an event of default under this revolving credit facility. In such event, the loan commitments under this revolving credit facility may terminate and the loans and accrued interest under the facility may be due and payable immediately.

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

On August 19, 2003, TPG paid E.ON $25 million to settle their dispute over the amount of contingent performance purchase price owed by TPG to E.ON. The payment resulted in increases to our property, plant and equipment of $26 million; the value of our investments of $1 million; the book value of debt of $2 million; stockholders' equity of $24 million; and a decrease to our deferred tax assets of $2 million.

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

Section 382 of the IRC restricts the utilization of net operating losses and other carryover tax attributes upon the occurrence of an ownership change, as defined. Such an ownership change occurred during 2001 as a result of the acquisition by TPG. To the extent that any U.S. or foreign net operating loss carryforwards remain, we have recognized a valuation allowance to fully offset any associated deferred tax assets. In the third quarter 2003, we reviewed our total net deferred taxes by taxable jurisdiction and recognized a valuation allowance where it was deemed more likely than not that we would be unable to realize a benefit from these assets.

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

Recently Issued Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements, " addresses consolidation by business enterprises of variable interest entities (VIEs) that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. We do not have any entities that require disclosure or new consolidation as a result of adopting the provisions of FIN 46. As a result, we do not believe the implementation of FIN 46 will have a material effect on our financial condition or results of operations.

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

 Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the amount of the restructuring reserve expected to be paid out in the remainder of 2003; our expectation that our effective income tax rate in 2003 will be 25%; our expectation that, depending on our customers' fab shutdown schedules during the holiday season, our net sales in the 2003 fourth quarter will increase by approximately 3 to 5 percentage points compared to the 2003 third quarter; our anticipation that our operating results will improve sequentially in the 2003 fourth quarter compared to the 2003 third quarter; our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing as of September 30, 2003; our expectation that the net result of the pushdown of the contingent payment by TPG to E.ON, the extension of the useful lives of property, plant and equipment and the increase in our planned 2003 capital expenditures will favorably impact the quarterly run rate of depreciation and amortization by approximately $2.5 million per quarter; our expectation that our capital expenditures for the year ended December 31, 2003 will be in the range of $80 to $90 million; the interest expense we expect to record in our statement of operations related to accretion of our senior subordinated secured notes in each of the years 2003 through 2007; our belief that we have the financial resources needed to meet business requirements for the next twelve months including capital expenditure and working capital requirements; and our belief that the implementation of FIN 46, SFAS No. 149 and SFAS No. 150 will not have a material effect on our financial condition or results of operations. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for silicon wafers; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; demand for semiconductors generally; changes in the pricing environment; general economic conditions; actions by our competitors, customers and suppliers; changes in interest and currency exchange rates; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in the composition of worldwide taxable income; the accuracy of our assumptions regarding the amount and timing of our capital expenditures; and other risks described in MEMC's filing with the Securities and Exchange Commission, including MEMC's annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2002.

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

At September 30, 2003, we had unhedged Yen exposure represented by a loan to our Japanese consolidated subsidiary, of approximately $123 million and a $70 million unhedged Won exposure represented by our Korean subsidiary's net Won financial assets. Our Korean subsidiary utilizes the U.S. Dollar as its functional currency.

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

There have been no significant changes in our internal control over financial reporting that occurred during the third quarter of 2003 that has materially affected or is reasonably likely to materially affect MEMC's internal control over financial reporting.

PART II -- OTHER INFORMATION

Item 5. Other Information

During the quarterly period covered by this filing, our Audit Committee has approved the provision by our external auditor, KPMG LLP, of the following non-audit services: non-audit accounting services and tax matter consultations.

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

4-a

Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent, and Form of Note attached as an exhibit thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated January 14, 2002)

4-a(1)

Security Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(2)

Pledge Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(3)

Indemnity, Subrogation and Contribution Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(4)

Guarantee Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(5)

Amendment No. 1, dated as of March 21, 2002, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent (incorporated by reference to Exhibit 4-a(5) of the Company's Form 10-Q for the Quarter ended March 31, 2002)

4-a(6)

Amendment No. 2, dated as of March 3, 2003, to Amended and Restated Indenture, dated as of December 31, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc. as collateral agent (incorporated by reference to Exhibit 4-a(6) of the Company's Form 10-K for the Year ended December 31, 2002)

4-a(7)

Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed in Schedule I thereto, and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-a(7) of the Company's Form 10-K for the Year ended December 31, 2002)

4-a(8)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-a(8) of the Company's Form 10-K for the Year ended December 31, 2002)

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company's Current Report on Form 8-K dated November 28, 2001)

10-i(4)	Amendment No. 4 to Registration Rights Agreement dated August 31, 2003 among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein.

10-nn*	Agreement dated July 7, 2003 between the Company and Jonathon P. Jansky.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

-------------------------------
* This Exhibit constitutes a management contract, compensatory plan or arrangement.

(b) Reports on Form 8-K

During the third quarter of 2003, we filed the following current reports on Form 8-K:

1. Item 7 and Item 12 Form 8-K filed on July 28, 2003.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.
November 12, 2003	/s/ James M. Stolze
James M. Stolze Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601of Regulation S-K.
Number
Exhibit	Description
10-i(4)	Amendment No. 4 to Registration Rights Agreement dated August 31, 2003 among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein.

10-nn	Agreement dated July 7, 2003 between the Company and Jonathon P. Jansky.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.