Form 10-K/A
period 2002-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2003-11-13
CIK 945436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes ☒ No ☐

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

Overview

We are a leading worldwide producer of wafers for the semiconductor industry. We are one of the top four water suppliers in the world, with more than a 10% share of the overall market. We operate manufacturing facilities in every major semiconductor manufacturing region throughout the world, including Europe, Japan, Malaysia, South Korea, and the United States and through an unconsolidated joint venture in Taiwan. Our customers include virtually all of the major semiconductor device manufacturers in the world, including the major memory, microprocessor and applications specific integrated circuit, or ASIC, manufacturers, as well as the world’s largest foundries. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch) and in three general categories: prime polished, epitaxial and test/monitor. A prime polished wafer is a highly refined, pure wafer with an ultra-flat and ultra-clean surface. An epitaxial wafer consists of a thin, silicon layer grown on the polished surface of the wafer. A test/monitor wafer is substantially the same as a prime polished wafer, but with some less rigorous specifications.

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

We are engaged in one reportable industry segment—the design, manufacture and sale of electronic grade silicon wafers for the semiconductor industry. Financial information regarding this industry segment is contained in our 2002 Annual Report, which information is incorporated herein by reference.

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

The fabrication of semiconductor devices requires a large number of complex and repetitive processing steps to layer different materials and imprint various features on a single wafer. Wafers are becoming increasingly differentiated by specific physical and electrical characteristics such as flatness, silicon purity and uniform crystal structures. As markets for semiconductor devices continue to evolve and become more specialized, we believe device manufacturers recognize the enhanced role that wafers and other materials play in improving device performance and reducing their production costs.

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

Our ADVANTA™ product allows our customers to make more complex semiconductor devices at acceptable yield levels by reducing the number of defects in the crystal structure in the wafer. The ADVANTA™ product, which may include the MDZ® feature, offers higher performance than our standard polished wafer. We are currently shipping significant volumes of ADVANTA™ wafers to our customers for use in commercial production.

Our OPTIA™ wafer is a 100% defect-free crystalline structure based on our patented technologies and processes, including MDZ®. We believe the OPTIA™ wafer is the most technically advanced polished wafer available today. We are shipping OPTIA™ wafers to some customers for use in commercial production, and we are in the process of qualifying OPTIA™ wafers with other customers.

Epitaxial Wafers

Our epitaxial, or EPI, wafers consist of a thin silicon layer grown on the polished surface of the wafer. Typically, the epitaxial layer has different electrical properties from the underlying wafer. This provides our customers with better isolation between circuit elements than a polished wafer, and the ability to tailor the wafer to the specific demands of the device. Without sufficient isolation of the various elements, the elements could communicate electrically with each other, which could render the device useless. Epitaxial wafers provide improved isolation, thereby allowing for increased reliability of the finished semiconductor device and greater efficiencies during the semiconductor manufacturing process, which ultimately allows for more complex semiconductor devices.

Our AEGIS™ product is designed as a replacement for many polished, annealed (wafer subjected to a high temperature treatment) and other epitaxial wafers. The AEGIS™ wafer includes a thin epitaxial layer grown on a standard starting wafer and also incorporates our MDZ® product feature. The AEGIS™ wafer’s thin epitaxial layer eliminates harmful defects on the surface of the wafer, thereby allowing device manufacturers to increase yields and improve process reliability. We are currently shipping significant volumes of AEGIS™ wafers to some customers for use in commercial production, and we are in the process of qualifying AEGIS™ wafers with other customers.

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

The table below summarizes our key products and corresponding applications:

Wafer Type	Name	Purity Characteristics	MDZ® for Optimized Impurity Control	Key Applications
Prime Polished	Standard	– Low surface and bulk crystalline defect densities	Optional	– Broad device range including processors, analog, discrete and memory devices
		– Oxygen control for efficient impurity control		– Devices with broadest range of line-widths (the distance between circuit elements)
	ADVANTA™	– Lower overall crystalline defect densities	Optional	– Devices sensitive to manufacturing impurities
		– Defects confined to central wafer area		– High performance devices—logic, memory, flash memory
– Devices with smaller line-widths
	OPTIA™	– 100% defect-free crystalline structure	Yes	– Advanced devices, high performance processors
– High performance devices including logic and memory, and particularly flash memory, devices
– Devices with the smallest line-widths

EPI	Standard	– Defect-free epitaxial surface layer tailored to device application	No	– Advanced devices—memory, flash, high performance logic – Devices requiring layered silicon resistivity (layers of silicon with different electrical resistance)—high performance logic
	AEGIS™	– Thin defect-free epitaxial surface layer	Yes	– Advanced logic processors and memory devices – High performance processors – Devices with small line-widths

Test/Monitor	Standard	– Defect densities tailored to customer application	No	– Monitoring of device process particles, film thickness, implantation and contamination

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

We sell our products to virtually all major semiconductor device manufacturers, including the major memory, microprocessor and ASIC manufacturers as well as the world’s largest foundries. We made approximately 63% of our sales to ten customers in 2002. Samsung and STMicroelectronics each accounted for more than 10% of our sales in 2002. No other customers represented 10% or more of our 2002 sales. See “Risk Factors—We have a limited number of principal customers and a loss of one or several of those customers would hurt our business.”

We sell our products to certain customers under consignment arrangements. Generally, these consignment arrangements require us to maintain a certain quantity of product in inventory at the customer’s facility or at a storage facility designated by the customer. We own the product until transfer of title to the customer. Transfer of title typically occurs upon the customer’s use of the product or at such earlier time as may be specified in the consignment agreement. Upon transfer of title, we invoice the customer for the product and recognize revenue for that sale at that time. Typically, so long as we do not exceed the agreed upon consignment inventory levels, the customer does not have the right to return products held on consignment. At December 31, 2002, we had approximately $21.5 million of inventory held on consignment.

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

We then grind the ingots to the specified diameter and slice the ingots into thin wafers. Next, we prepare the wafers for surface polishing with a multi-step process using precision wafer planarization machines, edge contour machines and chemical etchers. Final polishing and cleaning processes give the wafers the clean and ultraflat mirror polished surfaces required for the fabrication of semiconductor devices. We further process some of our products into epitaxial wafers by utilizing a chemical vapor deposition process to deposit a single crystal silicon layer on the polished surface.

In certain of our manufacturing facilities, we have fully integrated manufacturing capabilities that encompass the full range of wafer manufacturing process steps, including ingot growth, wafer slicing, wafer polishing and epitaxial deposition. We conduct certain of our processes in state-of-the-art cleanroom environments.

Raw Materials

We obtain substantially all of our requirements for several raw materials, equipment, parts and supplies from sole suppliers. The main raw material in our production process is polysilicon. In 2002, we produced over three-fourths of our total polysilicon requirements and purchased the remainder of our requirements from others. We use two types of polysilicon: granular polysilicon and chunk polysilicon. We produce all of our requirements for granular polysilicon at our facility in Pasadena, Texas. We do not believe there are other sources of electronic grade granular polysilicon. Chunk polysilicon can be substituted for granular polysilicon, although our manufacturing throughput and yields could be adversely affected and, in some cases, we might be required to obtain new qualifications from our customers for the substitution. The availability of chunk polysilicon currently significantly exceeds demand. We believe that an adequate supply of chunk polysilicon will be available internally or from others for the foreseeable future. See “Risk Factors—Our dependence on single and limited source suppliers could require us to obtain new qualifications from customers and adversely affect our manufacturing throughput and yield.”

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

Competition

The market for wafers is highly competitive. We compete in all the major semiconductor-producing regions of the world and face intense competition from established manufacturers. Our major competitors include Shin-Etsu Handotai, Sumitomo Mitsubishi Silicon and Wacker Siltronic. Our wafers compete with wafers manufactured by others on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We believe we are competitive on the basis of these factors. See “Risk Factors—We experience intense competition in the wafer industry, which may have an adverse effect on our business.”

Proprietary Information and Intellectual Property

We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We try to protect our intellectual property rights based on patents and trade secrets as part of our ongoing research, development and manufacturing activities. As of December 31, 2002, we owned of record or beneficially approximately 220 U.S. patents, of which approximately 10 will expire by 2005, approximately 20 will expire between 2006 and 2010 and approximately 190 will expire after 2010. As of December 31, 2002, we owned of record or beneficially approximately 430 foreign patents, of which approximately 20 will expire by 2005, approximately 65 will expire between 2006 and 2010 and approximately 345 will expire after 2010. These foreign patents are generally counterparts of our U.S. patents. As of December 31, 2002, we had approximately 90 pending U.S. patent applications and approximately 800 pending foreign patent applications. The patents we beneficially own relate to polysilicon technology. We exclusively licensed these patents from Albemarle Corporation in connection with our purchase of Albemarle’s granular polysilicon business. We may request that these patents be assigned to us at any time in exchange for a nominal purchase price.

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. In addition, we have entered into a technology transfer agreement among us, Texas Instruments Incorporated and MEMC Southwest under which we have agreed to indemnify MEMC Southwest and Texas Instruments Incorporated against certain claims of infringement of the intellectual property rights of others. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims.

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

Our business depends on the semiconductor device industry and if that industry experiences future downturns, our sales could decrease and we could be forced to reduce our prices while maintaining fixed costs, all of which could have significant negative effects on our operating results and financial condition.

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

Our loan instruments contain highly restrictive covenants any of which, if violated, would, upon election of the lenders, cause outstanding amounts under each of our loan instruments to become immediately due and payable, and we might not have sufficient funds and assets to pay such loans.

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

In the event TPG does not continue to own a substantial portion of our stock, we would be required to immediately repay outstanding loans and accrued interest under our credit facilities and to repurchase our senior subordinated secured notes upon election of the lenders or noteholders, and we may not have the funds or assets to meet those obligations.

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

The $150 million Citibank/UBS revolving credit facility is guaranteed by certain of the TPG entities. The terms of the guaranties are shorter than the term of the revolving credit facility, and each guarantor may terminate its guaranty. In the event a guarantor does not renew its guaranty through the term of the revolving credit facility and the lenders have not received cash collateral or a replacement guaranty executed by a replacement guarantor satisfactory to the lenders, a guarantor terminates its guaranty, or a guarantor defaults under its guaranty, then, upon election of the lenders, the loan commitments under the revolving credit facility would terminate and the loans and accrued interest under the facility would be due and payable immediately. In any of these events, the guarantors have severally agreed to make new revolving credit loans available to us on terms and conditions substantially similar to the $150 million Citibank/UBS revolving credit facility except with 2% higher interest rates. The guarantors may not have sufficient funds and assets to provide this replacement financing, and we may not be able to obtain the replacement financing on a timely basis or at all. If this happened, the lenders could foreclose on the assets pledged as collateral under this loan.

We have had significant operating and net losses, and we may have future losses.

Prior to 2002, we had not reported an annual operating profit since 1996. We have not reported annual net earnings since 1996. Our cumulative losses allocable to common stockholders from 1997 to 2001 totaled approximately $1 billion. In 2002, we had operating income of $65 million and a net loss allocable to common stockholders of $22 million. We cannot predict whether we will experience operating losses and net losses in the future.

We are subject to periodic fluctuations in foreign currency exchange rates which can cause reported financial results to vary significantly from period to period.

Approximately 64% of our sales in 2002 were made outside North America. We expect that international sales will continue to represent a significant percentage of our total sales. In addition, a significant portion of our manufacturing operations is located outside of the United States. Sales outside of the United States expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily related to Euro, Japanese Yen and Korean Won. Our risk exposure from expenses at international manufacturing facilities is concentrated in Euro, Japanese Yen, Korean Won and Malaysian Ringgit. To the extent that our sales in foreign currencies occur at foreign sites which incur expenses in those currencies, our net exposure is reduced. We generally hedge receivables denominated in foreign currencies at the time of sale.

Our foreign subsidiaries have debt denominated in Euro, Japanese Yen, Korean Won and U.S. Dollars. We generally do not hedge these net foreign currency exposures.

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

We have entered into certain Yen-denominated intercompany loans with our wholly owned Japanese subsidiary. These intercompany loan balances are eliminated during the consolidation of our financial results. The effect of our translation of Yen-denominated amounts to U.S. Dollars can result in currency gains or losses in our statements of operations as a result of foreign exchange rate movements. We currently do not use financial instruments to hedge these intercompany translation-based exposures. These practices may change as economic conditions change.

We recognized net currency gains (losses) totaling approximately $11 million in 2002 and ($4) million in 2001. We cannot predict whether these foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

We experience intense competition in the wafer industry which could force us to reduce our prices to retain market share or face losing market share and revenues.

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

If we fail to meet changing customer demands, we may lose customers and our sales could suffer.

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

We are subject to periodic foreign economic downturns and political instability, which may adversely affect our sales and cost of doing business in those regions of the world.

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

Our loan instruments restrict our borrowings and use of proceeds, thereby limiting our ability to raise capital and obtain alternate funding sources.

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

These restrictions limit not only our ability to raise capital but our ability to obtain alternate funding sources.

Early redemption of senior subordinated secured notes would cause us to recognize significant interest expense, adversely affecting our net earnings.

If any of our senior subordinated secured notes are redeemed prior to their maturity in 2007, on the redemption date we would recognize interest expense equal to the remaining unaccreted face value of the notes redeemed and the related accrued but unpaid interest, which could have a material adverse effect on our net earnings. At September 30, 2003, the accreted value of these notes was approximately $1.9 million; however, the face value of these notes plus accrued stated interest was approximately $58 million.

We could be required to redeem all or a portion of the notes in the following circumstances:

•	We have issued debt or equity and have net proceeds remaining after applying 75% of the net proceeds to repay in full any outstanding obligations under our Citibank/UBS and TPG revolving credit facilities;

•	We have net proceeds from the sale of assets or property;

•	We have net insurance proceeds from losses or damages to property or assets which are not used to restore or replace the damaged property or assets;

•	We experience a change of control such that TPG’s ownership interest in us is reduced below 30% of our total outstanding equity interests, another person or group acquires ownership of a greater percentage of our outstanding equity than TPG, or a majority of our Board of Directors is neither nominated by our Board of Directors nor appointed by directors so nominated; or

•	We are in default under our loan instruments.

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

We are subject to numerous environmental laws and regulations, which could require us to discharge environmental liabilities, increase our manufacturing and related compliance costs or otherwise adversely affect our business.

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

Future sales of shares of our common stock, or warrants exercisable for our common stock, may depress the price of our common stock.

If we or our stockholders sell a substantial number of shares of our common stock or warrants to purchase our common stock in the public market, or investors become concerned that substantial sales might occur, the market price of our common stock could decrease. We have granted TPG registration rights with respect to a substantial number of shares of our common stock. Future sales of common stock or warrants to purchase common stock by TPG in the public market, or the perception that such sales might occur, could cause such a decrease in the price of our common stock.

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

TPG has sufficient voting power to control our direction and policies, which could prevent a favorable acquisition of us and create other conflicts of interest between us and TPG.

TPG, through its 90.2% beneficial ownership interest of our common stock, has sufficient voting power to control our direction and policies, including controlling any merger, consolidation or sale of all or substantially all of our assets. For example, under our restructuring agreement with TPG, we must either obtain the consent of TPG or give TPG a right of first refusal over any issuances of our equity securities to any person or group to the extent that the equity securities would have 10% or more of the voting power of all of our then outstanding voting securities. TPG currently possesses the power to elect all of our directors through its beneficial ownership of our voting stock. Five of the ten members of our current Board of Directors are partners or employees of certain TPG entities. This control could prevent or discourage any unsolicited acquisition of us and consequently could prevent an acquisition favorable to our other stockholders. In addition, certain TPG entities have provided us with a $35 million revolving credit facility and guarantees of the $150 million Citibank/UBS revolving credit facility. We pay substantial fees to TPG and its affiliates in connection with the $35 million revolving credit facility and a management advisory agreement. These arrangements may also create conflicts of interest between us and TPG.

Certain provisions of our Restated Certificate of Incorporation and Restated By-Laws could delay or make more difficult a change of control or change in management that would benefit our stockholders.

Certain provisions of our Restated Certificate of Incorporation, as amended, and Restated By-Laws may delay, defer or make more difficult:

•	a merger, tender offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; and

•	the replacement or removal of current management by our stockholders.

For example, our Restated Certificate of Incorporation, as amended, divides the Board of Directors into three classes, with members of each class to be elected for staggered three-year terms. This provision may make it more difficult for stockholders to change the majority of directors and may frustrate accumulations of large blocks of common stock by limiting the voting power of such blocks. This may further discourage a change of control or change in current management.

These provisions may limit participation by our stockholders in any merger or other change of control transaction, whether or not the transaction is favored by current management or would be favorable to our stockholders. These provisions may also make removal of current management by our stockholders more difficult, even if such removal would be beneficial to the stockholders generally.

In addition, our Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock without the vote of our holders of common stock, subject to certain restrictions on the issuance of preferred stock contained in the $150 million Citibank/UBS revolving credit facility, the $35 million TPG revolving credit facility and the indenture for our senior subordinated notes. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of our common stock and could have the effect of delaying, deferring or impeding a change in control of us.

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

Dr. Sadasivam has been our Senior Vice President, Research and Development since July 2002. Dr. Sadasivam was President of MEMC Japan Ltd., our Japanese subsidiary, from April 2002 to June 2002. From July 2000 to March 2002, Dr. Sadasivam served as our Director, Worldwide Operations Technology. Dr. Sadasivam was Director, Technology for MEMC.

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

Location	Square Footage
St. Peters, MO, USA	756,000
Sherman, TX, USA	693,000
Chonan, South Korea	460,000
Pasadena, TX, USA	436,000
Merano, Italy	319,000
Novara, Italy	322,000
Utsunomiya, Japan	305,000
Kuala Lumpur, Malaysia	53,000
Hsinchu, Taiwan	450,000

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

The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under Note 20, “Unaudited Quarterly Financial Information”, on page 53 of our 2002 Annual Report and under “Stockholders’ Information” on page 56 of our 2002 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years. Under the terms of our $150 million Citibank/UBS revolving credit facility, the $35 million TPG revolving credit facility and the indenture for our senior subordinated secured notes, we are prohibited from paying cash dividends on our common stock. Likewise, under the restructuring agreement between us and TPG, we cannot pay cash dividends on our common stock without the consent of TPG. Information regarding restrictions on our ability to access the cash of our South Korean subsidiary is set forth under Note 3(d), “Summary of Significant Accounting Policies—Short-Term Investments,” on page 33 of our 2002 Annual Report, which information is incorporated herein by reference.

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

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	8,151,880 shares of common stock	$ 5.89	4,623,957 shares of common stock
Equity compensation plans not approved by security holders(2)	1,080,000 shares of common stock	$ 1.50	0 shares of common stock
Total	9,231,880 shares of common stock	$ 5.38	4,623,957 shares of common stock

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

(2)	Includes three separate stock option grant agreements. One of the stock option grant agreements represents a nonqualified stock option to purchase 650,000 shares of common stock at an exercise price of $1.50 per share. The option vests in 25% increments on April 8, 2003, April 8, 2004, April 8, 2005 and April 8, 2006, respectively. These options expire on March 26, 2012. The other two stock option grant agreements represent two separate nonqualified stock options each to purchase 215,000 shares of common stock at a purchase price of $1.50 per share. The options vest in 25% increments on November 13, 2002, November 13, 2003, November 13, 2004 and November 13, 2005, respectively. These options expire on January 1, 2012. Under each of the stock option grant agreements, the vesting may be accelerated in the event of death, disability or, under certain circumstances, termination of employment.

Item 13.	Certain Relationships and Related Transactions

The information under “CERTAIN TRANSACTIONS” of the 2003 Proxy Statement is incorporated herein by reference.

Item 14.	Controls and Procedures

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

Consolidated Statements of Operations—Year Ended December 31, 2002, Period from January 1, 2001 through November 13, 2001, Period from November 14, 2001 through December 31, 2001, and Year ended December 31, 2000.

Consolidated Balance Sheets—December 31, 2002 and 2001.

Consolidated Statements of Cash Flows—Year Ended December 31, 2002, Period from January 1, 2001 through November 13, 2001, Period from November 14, 2001 through December 31, 2001, and Year ended December 31, 2000.

Consolidated Statements of Stockholders’ Equity (Deficiency)—Year Ended December 31, 2002, Period from January 1, 2001 through November 13, 2001, Period from November 14, 2001 through December 31, 2001, and Year ended December 31, 2000.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

The following financial statements for our 45%-owned unconsolidated joint venture in Taiwan, Taisil Electronic Materials Corporation (Taisil), required by Rule 3-09 of Regulation S-X and the Independent Auditors’ Report of KPMG Certified Public Accountants appear on pages T-1 through T-21 of Amendment No. 1 to this Form 10-K:

Independent Auditors’ Report.

Balance Sheets – December 31, 2002 and 2001.

Statement of Operations – Years Ended December 31, 2002, 2001 and 2000.

Statement of Changes in Stockholders’ Equity – Years Ended December 31, 2002, 2001 and 2000.

Statement of Cash Flows – Years Ended December 31, 2002, 2001 and 2000.

Notes to Financial Statements.

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

Amendment No. 1, dated as of March 21, 2002, to Amended and Restated Indenture, dated as of December 31, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc. as collateral agent (Incorporated by reference to Exhibit 4-(a)(5) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

**4-(a)(6)

Amendment No. 2, dated as of March 3, 2003, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent.

**4-(a)(7)

Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

**4-(a)(8)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

4-b	Form of Warrant Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K, dated November 28, 2001)

*10-a

Shareholders Agreement, dated May 24, 1994, among the Company and China Steel Corporation (“China Steel”), China Development Corporation and Chiao Tung Bank (Incorporated by reference to Exhibit 10(a) of Amendment No. 4 to the Company’s Form S-1 Registration Statement No. 33-92412)

*10-b

Technology Cooperation Agreement, dated October 26, 1994, between the Company and Taisil Electronic Materials Corporation (“Taisil”) (Incorporated by reference to Exhibit 10-b of Amendment No. 4 to the Company’s Form S-1 Registration Statement No. 33-92412)

10-b(1)

First Amendment, dated March 1997, to Technology Cooperation Agreement by and between Taisil and the Company (Incorporated by reference to Exhibit 10-b(1) of the Company’s Form 10-Q for the quarter ended September 30, 2002)

10-c

Joint Venture Agreement, dated August 28, 1990, among the Company, Pohang Iron and Steel Company, Ltd. (“POSCO”) and Samsung Electronics Company, Ltd. (“Samsung”) (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10-c(1)

First Amendment to Joint Venture Agreement, dated December 9, 1993, among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10-c(2)

Second Amendment to Joint Venture Agreement, dated December 30, 1994, among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

*10-d

Technical Agreement, dated December 19, 1990, between the Company and MEMC Korea Company (“MKC”) (formerly, POSCO HÜLS Company Ltd.) (Incorporated by reference to Exhibit 10-d of the Company’s Form 10-K for the Year ended December 31, 1998)

*10-d(1)

Amendment to Technical Agreement, dated as of January 1, 1995, between the Company and MKC (Incorporated by reference to Exhibit 10-g of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10-d(2)

Second Amendment to Technical Agreement, effective as of September 30, 1998, between the Company and MKC (Incorporated by reference to Exhibit 10-g(1) of the Company’s Current Report on Form 8-K, dated October 22, 1998)

*10-d(3)

Third Amendment to Technical Agreement effective as of October 1, 1998 by and between the Company and MKC (Incorporated by reference to Exhibit 10-d(3) of the Company’s Form 10-K for the Year Ended December 31, 1998)

*10-e

Shareholder’s Agreement, dated as of May 16, 1995, between the Company, MEMC Southwest Inc. (“MEMC Southwest”) and Texas Instruments Incorporated (“TI”) (Incorporated by reference to Exhibit 10-h of Amendment No. 4 to the Company’s Form S-1 Registration Statement No. 33-92412)

*10-e(1)

Second Amendment to Shareholders’ Agreement, dated as of April 1, 2000, by and among the Company, MEMC Southwest and TI (Incorporated by reference to Exhibit 10-e(1) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

*10-f	TI Purchase Agreement, dated as of June 30, 1995, between the Company, MEMC Southwest and TI (Incorporated by reference to Exhibit 10-i of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

*10-f(1)	Amendment to TI Purchase Agreement, dated as of June 5, 1997, between MEMC Southwest and TI (Incorporated by reference to Exhibit 10-i of the Company’s Form 10-Q for the Quarter ended June 30, 1997)

*10-f(2)

First Amendment to TI Purchase Agreement, dated as of April 1, 2000, by and among the Company, MEMC Southwest and TI (Incorporated by reference to Exhibit 10-f(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

*10-h

Technology Transfer Agreement, dated as of June 30, 1995, between the Company, TI and MEMC Southwest (Incorporated by reference to Exhibit 10-k of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

10-i

Registration Rights Agreement by and among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein, dated as of November 3, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10-i(1)

Amendment to Registration Rights Agreement, dated July 15, 2002, among the Company, TPG Wafer Holdings LLC and Guarantors specified therein (Incorporated by reference to Exhibit 10-i(1) of the Company’s Form 10-Q for the quarter ended September 30, 2002)

**10-i(2)	Amendment No. 2 to Registration Rights Agreement, dated November 14, 2002, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein

10-j	Form of Master Reserve Volume Agreement (Incorporated by reference to Exhibit 10-m of the Company’s Form 10-K for the Year ended December 31, 1995)

10-k

Management Advisory Agreement between the Company and TPG GenPar III, L.P., dated as of November 13, 2001 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated November 28, 2001)

10-m

MEMC Technology License Agreement, dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company’s Form 10-K for the Year ended December 31, 1995)

*10-n

Seller Technology License Agreement, dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

*10-o

Technology Purchase Agreement, dated as of July 31, 1995, among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10-p

Ground Lease Agreement, dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10-p(1)

Amendment to Ground Lease Agreement, dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation (Incorporated by reference to Exhibit 10-nn(1) of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

†10-aa	Agreement, dated February 21, 2002, between the Company and Julius R. Glaser (Incorporated by reference to Exhibit 10-aa of the Company’s Form 10-Q dated for the Quarter ended March 31, 2002)

†10-bb	MEMC Supplemental Executive Pension Plan 2002 Restatement (Incorporated by reference to Exhibit 10-bb of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-cc

MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on August 3, 2000 (Incorporated by reference to Exhibit 10-cc of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

†10-cc(1)	First Amendment to MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan (Incorporated by reference to Exhibit 10-cc(1) of the Company’s Form 10-K for the Year ended December 31, 2002)

†10-cc(2)	Form of Stock Option and Restricted Stock Agreement (Incorporated by reference to Exhibit 10-t(1) of the Company’s Form 10-K for the Year ended December 31, 1995)

†10-cc(3)	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company’s Form 10-K for the Year ended December 31, 1995)

†10-cc(4)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company’s Form 10-K for the Year ended December 31, 1995)

†10-cc(5)	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10-cc(6)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10-cc(7)	Form of Stock Option Agreement (Nonemployee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10-cc(8)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-cc(7) of the Company’s Form 10-K for the Year ended December 31, 1999)

†10-cc(9)	Form of Stock Option Agreement (4-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(9) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-cc(10)	Form of Stock Option Agreement (2-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(10) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-cc(11)	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(11) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

**†10-cc(12)	Form of Stock Option Agreement (Outside Directors)

†10-dd	Restated MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10-dd of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-dd(1)	Form of Stock Option Agreement (4-year vesting) (Incorporated by reference to Exhibit 10-dd(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-dd(2)	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-dd(2) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

**†10-dd(3)	Form of Stock Option Agreement (end of contract vesting)

†10-ee	Employment Agreement, dated as of January 1, 2002, between the Company and James M. Stolze (Incorporated by reference to Exhibit 10-ee of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-ff	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10-gg	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10-hh

Employment Agreement, dated as of January 1, 2002, between the Company and Jonathon P. Jansky (Incorporated by reference to Exhibit 10-hh of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-ii	Employment Agreement, effective as of March 26, 2002, between the Company and Nabeel Gareeb (Incorporated by reference to Exhibit 10-ii of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(1)	Stock Option Grant Agreement (2002 Service Option) (Incorporated by reference to Exhibit 10-ii(1) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(2)	Stock Option Grant Agreement (Four-Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(3)	Stock Option Grant Agreement (Seven-Year Vesting) (Incorporated by reference to Exhibit 10-ii(3) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-jj	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

**†10-kk	Employment Agreement, dated as of January 1, 2002, between the Company and James G. Weathers

†10-ll

Retirement Agreement, effective as of April 30, 2002, between the Company and Klaus von Horde (Incorporated by reference to Exhibit 10-ll(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ll(1)	Restricted Stock Agreement (Incorporated by reference to Exhibit 10-ll(3) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ll(2)	Stock Option Award Agreement ($3.55) (Incorporated by reference to Exhibit 10-ll(4) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ll(3)	Stock Option Award Agreement ($1.50) (Incorporated by reference to Exhibit 10-ll(5) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-mm	Employment Agreement, dated as of January 1, 2002 ,between the Company and Thomas P. Stiffler

**10-aaa	Revolving Credit Agreement, dated as of December 5, 2002, among the Company, the lenders party thereto and Citicorp USA, Inc.

**10-aaa(1)	Security Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

**10-aaa(2)	Pledge Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

**10-aaa(3)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

**10-aaa(4)	Indemnity, Subrogation and Contribution Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

**10-aaa(5)	Guarantee Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-vvv

Euro 55,000,000 Second Amended and Restated Credit Agreement, dated as of September 6, 2002, between MEMC Electronic Materials, S.p.A. and TPG Wafer Partners LLC (Incorporated by reference to Exhibit 10-vvv of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

10-vvv(1)

Guaranty Agreement, dated as of September 6, 2002, between the Company and TPG Wafer Partners LLC (Incorporated by reference to Exhibit 10-vvv(1) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

10-vvv(2)

Commitment Letter for $35,000,000 Revolving Credit Facility dated September 6, 2002 among the Company, TPG Wafer Partners III, L.P., Green Equity Investors III, L.P., and TCW/Crescent Mezzamine Partners III, L.P. (Incorporated by reference to Exhibit 10-vvv(2) of the Company’s Form 10-Q for the quarter ended September 30, 2002)

**10-vvv(3)

Amendment No. 1, dated as of March 3, 2003, to the Euro 55,000,000 Second Amended and Restated Credit Agreement, dated as of September 6, 2002, between MEMC Electronic Materials, S.p.A. and TPG Wafer Partners LLC

10-www

Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K, dated January 14, 2002)

10-www(1)

Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K, dated January 14, 2002)

10-www(2)

Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K, dated January 14, 2002)

10-www(3)

Indemnity, Subrogation and Contribution Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K, dated January 14, 2002)

10-www(4)

Guarantee Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K, dated January 14, 2002)

10-www(5)

Amendment No. 1, dated as of March 21, 2002, to the Revolving Credit Agreement, dated as of December 21, 2002, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(5) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

10-www(6)

Omnibus Amendment Agreement, dated January 25, 2002, among the Company, Citicorp USA, Inc., and the other signatories thereto (Incorporated by reference to Exhibit 10-www(6) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

10-www(7)

Omnibus Amendment Agreement No. 2, dated March 27, 2002, among the Company, Citicorp USA, Inc., and the other signatories thereto (Incorporated by reference to Exhibit 10-www(7) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

10-www(8)

Amendment No. 2, dated June 21, 2002, to the Revolving Credit Agreement, dated December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(8) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

**10-www(9)

Amendment No. 1, dated as of March 3, 2003, to the Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

**10-www(10)

Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

**10-www(11)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

**10-www(12)	Amendment No. 3, dated as of March 11, 2003, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc.

10-xxx

Reimbursement Agreement, dated as of December 21, 2001 by and among the Company, TPG Partners III, L.P., TCW/Crescent Mezzanine Partners III, L.P, TCW/Crescent Mezzanine Trust III, Green Equity Investors III, L.P. and Green Equity Investors Side III, L.P, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, dated January 14, 2002)

10-xxx(1)

Amended and Restated Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, dated January 14, 2002)

10-xxx(2)

Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, dated January 14, 2002)

10-xxx(3)

Amended and Restated Indemnity, Subrogation and Contribution Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, dated January 14, 2002)

10-xxx(4)

Amended and Restated Guarantee Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, dated January 14, 2002)

**10-xxx(5)

Amendment No. 1, dated as of March 3, 2003, to the Amended and Restated Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

**10-xxx(6)

Amendment No. 1, dated as of March 3, 2003, to the Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

**10-xxx(7)

Italian Supplement, dated as of March 3, 2003, to the Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc.

10-yyy

U.S. $50,000,000 Second Amended and Restated Revolving Credit Agreement, dated as of September 4, 2001, among the Company, MEMC Pasadena, Inc. and E.ON AG (Incorporated by reference to Exhibit 10-yyy of the Company’s Form 10-Q for the Quarter ended September 30, 2001)

10-yyy(1)

Amendment No. 1 to the Second and Restated Revolving Credit Agreement, dated as of September 28, 2001, among the Company, MEMC Pasadena, Inc. and E.ON AG (Incorporated by reference to Exhibit 10-yyy(1) of the Company’s Form 10-Q for the Quarter ended September 30, 2001)

10-yyy(2)

Amended and Restated Security Agreement, dated as of July 26, 2001, among the Company, MEMC Pasadena, Inc. and E.ON AG (Incorporated by reference to Exhibit 10-yyy(2) of the Company’s Form 10-Q for the Quarter ended September 30, 2001)

10-yyy(3)

Amendment No 1. To the Security Agreement, dated September 4, 2001, among the Company, MEMC Pasadena, Inc. and E.ON AG (Incorporated by reference to Exhibit 10-yyy(3) of the Company’s Form 10-Q for the Quarter ended September 30, 2001)

10-yyy(4)

Amended and Restated Pledge Agreement, dated as of September 28, 2001, between the Company and E.ON AG (Incorporated by reference to Exhibit 10-yyy(4) of the Company’s Form 10-Q for the Quarter ended September 30, 2001)

10-yyy(5)	Pledge Agreement, dated as of September 28, 2001, between the Company and E.ON AG (Incorporated by reference to Exhibit 10-yyy(5) of the Company’s Form 10-Q for the Quarter ended September 30, 2001)
10-zzz

Termination and Funding Agreement, dated as of December 21, 2001, by and among the Company, TPG Wafer Credit Partners LLC, T(3) Partners II, L.P., T(3) Parallel II, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, Green Equity Investors III, L.P., Green Equity Investors Side III, L.P., and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, dated January 14, 2002)

13	Pages 12 through 54 and page 56 of the Company’s 2002 Annual Report
**21	Subsidiaries of the Company
23	Consent of KPMG LLP
**24	Powers of Attorney submitted by Robert J. Boehlke, Jean-Marc Chapus, James Coulter, John Danhakl, Gene J. Frantz, John Marren, C. Douglas Marsh, William E. Stevens and William D. Watkins
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of these documents has been granted.
**	Previously filed.
†	These exhibits constitute management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(b)	REPORTS ON FORM 8-K

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

Date: November 12, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NABEEL GAREEB Nabeel Gareeb	President, Chief Executive Officer and Director (Principal executive officer)	November 12, 2003

/s/ JAMES M. STOLZE James M. Stolze	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	November 12, 2003

/s/ JAMES M. STOLZE* Robert J. Boehlke	Director	November 12, 2003

/s/ JAMES M. STOLZE* Jean-Marc Chapus	Director	November 12, 2003

/s/ JAMES M. STOLZE* James Coulter	Director	November 12, 2003

/s/ JAMES M. STOLZE* John Danhakl	Director	November 12, 2003

/s/ JAMES M. STOLZE* Gene J. Frantz	Director	November 12, 2003

/s/ JAMES M. STOLZE* John Marren	Chairman of the Board of Directors	November 12, 2003

/s/ JAMES M. STOLZE* C. Douglas Marsh	Director	November 12, 2003

/s/ JAMES M. STOLZE* William E. Stevens	Director	November 12, 2003

/s/ JAMES M. STOLZE* William D. Watkins	Director	November 12, 2003

* Pursuant to power of attorney.

EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit No.	Description

13	Pages 12 through 54 and page 56 of the Company’s 2002 Annual Report

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.