Form 10-Q/A
period 2003-06-30
MEMC ELECTRONIC MATERIALS INC
filed 2003-11-13
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes     ☐ No

The number of shares of the registrant’s common stock outstanding at July 31, 2003 was 206,266,362.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net sales	$191,829	$174,271	$380,174	$310,922
Cost of goods sold	136,205	129,404	270,348	244,388

Gross margin	55,624	44,867	109,826	66,534
Operating expenses:
Marketing and administration	13,391	17,740	27,485	35,168
Research and development	8,530	6,452	15,920	13,268
Restructuring	—	4,811	—	6,985

Operating income	33,703	15,864	66,421	11,113
Nonoperating (income) expense:
Interest expense	3,303	5,889	7,310	10,944
Interest income	(1,916)	(824)	(3,907)	(2,812)
Royalty income	(1,092)	(1,037)	(1,886)	(1,602)
Other, net	(1,163)	(9,325)	1,001	(8,425)

Total nonoperating (income) expense	(868)	(5,297)	2,518	(1,895)

Income before income taxes, equity in income of joint ventures and minority interests	34,571	21,161	63,903	13,008
Income taxes	7,763	6,413	15,976	7,867

Income before equity in income of joint ventures and minority interests	26,808	14,748	47,927	5,141
Equity in income of joint ventures	1,665	945	2,728	663
Minority interests	(1,197)	(1,549)	(3,639)	(1,857)

Net income	$27,276	$14,144	$47,016	$3,947

Cumulative preferred stock dividends	$—	$(8,166)	$—	$(16,093)

Income (loss) allocable to common stockholders	$27,276	$5,978	$47,016	$(12,146)

Basic income (loss) per share	$0.14	$0.09	$0.24	$(0.17)

Diluted income (loss) per share	$0.13	$0.07	$0.22	$(0.17)

Weighted average shares used in computing basic income (loss) per share	200,637,931	69,907,428	198,057,757	69,783,561

Weighted average shares used in computing diluted income (loss) per share	217,710,967	205,932,933	214,214,398	69,783,561

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,763	$119,651
Short-term investments	40,853	45,995
Accounts receivable, less allowance for doubtful accounts of $3,478 and $3,294 in 2003 and 2002, respectively	98,099	95,022
Inventories	96,177	85,106
Prepaid and other current assets	18,515	17,934

Total current assets	340,407	363,708
Property, plant and equipment, net of accumulated depreciation of $159,714 and $143,821 in 2003 and 2002, respectively	203,315	184,875
Investments in joint ventures	19,548	16,820
Goodwill, net of accumulated amortization of $736 in 2003 and 2002	3,761	3,761
Deferred tax assets, net	26,090	33,668
Other assets	33,935	28,850

Total assets	$627,056	$631,682

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Short-term borrowings and current portion of long-term debt	$53,350	$123,640
Accounts payable	69,400	68,014
Accrued liabilities	31,103	33,986
Customer deposits	14,468	15,055
Provision for restructuring costs	4,826	7,808
Income taxes	13,317	14,183
Accrued wages and salaries	19,969	23,387

Total current liabilities	206,433	286,073
Long-term debt, less current portion	87,414	160,998
Pension and similar liabilities	107,611	104,866
Customer deposits	14,789	19,617
Other liabilities	29,789	26,812

Total liabilities	446,036	598,366

Minority interests	59,125	57,996
Commitments and contingencies
Stockholders’ equity (deficiency):
Preferred stock, $.01 par value, 50,000,000 shares authorized, 0 issued and outstanding at 2003 and 2002	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 207,165,891 and 196,461,339 issued at 2003 and 2002, respectively	2,072	1,965
Additional paid-in capital	123,572	26,965
Retained earnings (deficit)	12,549	(34,467)
Accumulated other comprehensive income (loss)	(6,556)	(7,329)
Deferred compensation	(5,022)	(7,094)
Treasury stock, 929,205 in 2003 and 2002	(4,720)	(4,720)

Total stockholders’ equity (deficiency)	121,895	(24,680)

Total liabilities and stockholders’ equity (deficiency)	$627,056	$631,682

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net income	$47,016	$3,947
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,091	16,707
Minority interests	3,639	1,857
Deferred compensation	2,072	4,159
Equity in income of joint ventures	(2,728)	(663)
Working capital and other	(19,029)	(18,383)

Net cash provided by operating activities	48,061	7,624

Cash flows from investing activities:
Capital expenditures	(37,015)	(7,146)
Short-term investments, net	5,142	(2,320)
Proceeds from sale of property, plant and equipment	22	334

Net cash used in investing activities	(31,851)	(9,132)

Cash flows from financing activities:
Net short-term borrowings	(53,338)	13,572
Proceeds from issuance of common stock	96,715	695
Dividend to minority interest	(2,510)	(2,251)
Principal payments on long-term debt	(92,848)	(17,235)

Net cash used in financing activities	(51,981)	(5,219)

Effect of exchange rates changes on cash and cash equivalents	2,883	8,340

Net increase (decrease) in cash and cash equivalents	(32,888)	1,613
Cash and cash equivalents at beginning of period	119,651	75,356

Cash and cash equivalents at end of period	$86,763	$76,969

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

No compensation cost has been recognized for non-qualified stock options granted under the plans when the exercise price of the stock options equals the market price on the date of grant. Compensation expense equal to the intrinsic value of the options has been recognized for options granted at a price below market price on the date of the grant. Had compensation cost been determined for our non-qualified stock options based on the fair value at the grant dates, as determined using the Black-Scholes option pricing model, consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” we would have reported the amounts indicated below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income (loss) allocable to common stockholders, as reported	$27,276	$5,978	$47,016	($12,146)
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	837	1,849	2,072	2,997
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,919)	(4,350)	(6,048)	(6,554)

Pro forma net income (loss) allocable to common stockholders	$25,194	$3,477	$43,040	($15,703)

Income (loss) per share:
Basic—as reported	$0.14	$0.09	$0.24	($0.17)
Diluted—as reported	$0.13	$0.07	$0.22	($0.17)
Basic—pro forma	$0.13	$0.05	$0.22	($0.23)
Diluted—pro forma	$0.12	$0.04	$0.20	($0.23)

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

For the three-month periods ended June 30, 2003 and 2002, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended
	June 30, 2003		June 30, 2002
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$27,276	$27,276	$14,144	$14,144
Cumulative preferred stock dividends	—	—	(8,166)	—

Total	$27,276	$27,276	$5,978	$14,144

EPS denominator:
Weighted average shares outstanding	200,638	200,638	69,907	69,907
Cumulative preferred stock and unpaid dividends	—	—	—	122,761
Warrants	—	12,271	—	10,000
Stock options	—	4,802	—	2,756
Weighted average restricted stock outstanding	—	—	—	509
Total shares (in thousands)	200,638	217,711	69,907	205,933

Earnings per share	$0.14	$0.13	$.09	$.07

For the six-month period ended June 30, 2003, basic and diluted earnings (EPS) were calculated as follows:

	Six Months Ended June 30, 2003
	Basic	Diluted
EPS numerator:
Net income allocable to common stockholders	$47,016	$47,016

EPS denominator:
Weighted average shares outstanding	198,058	198,058
Warrants	—	11,735
Stock options	—	4,278
Weighted average restricted stock outstanding	—	143

Total shares (in thousands)	198,058	214,214

Earnings per share	$0.24	$0.22

At June 30, 2003, MEMC had outstanding 8,648,058 options and 16,666,667 warrants.

(5) Inventories

Inventories consist of the following:

	June 30,	December 31,
	2003	2002
Raw materials and supplies	$20,830	$23,067
Goods in process	32,906	23,745
Finished goods	42,441	38,294

	$96,177	$85,106

(6) Restructuring Costs

We recorded no restructuring charges in the first six months of 2003. During the first half of 2002, we reduced our workforce by approximately 150 employees, including U.S., Italy and Japan salaried and hourly employees. We recorded a restructuring charge of $6,985 related to these actions.

	Asset Impairment/ Write-off	Dismantling And Related Costs	Personnel Costs	Total
Balance, December 31, 2002	$488	$1,859	$5,461	$7,808
Amounts utilized	—	(172)	(2,810)	(2,982)

Balance, June 30, 2003	$488	$1,687	$2,651	$4,826

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

In accordance with the terms and conditions of the purchase agreement between E.ON and TPG, TPG agreed to a contingent performance purchase price payment to E.ON based on MEMC’s Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as that term was defined in the purchase agreement, for fiscal year 2002. Should any such payment be made, it would be considered as additional TPG purchase price and would be pushed down to our financial statements. We would then write up the value of our assets on a pro rata basis up to but not exceeding their fair market values. Due to the uncertainty as to which level of contingent performance purchase price might be paid, if any, we did not consider this contingency in applying purchase accounting as of November 13, 2001. TPG has advised us that subsequent to June 30, 2003, TPG has tentatively agreed to pay E.ON approximately $25 million to settle their dispute over the amount of any contingent performance purchase price owed by TPG to E.ON. As of the filing date of this Form 10-Q, however, no definitive agreement has been reached. If a definitive agreement is reached, we will quantify and record the effects of any contingent performance purchase price payment in our financial statements in the manner described above. Any such payment could potentially result in increases to property, plant and equipment, the book value of debt, and stockholders’ equity. The Company does not believe any such increases will have a material adverse impact on future gross or operating margins. The potential increase in the book value of debt could impact the timing of future interest expense accretion.

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

Our net sales increased by 22% to $380 million in the six months ended June 30, 2003 from $311 million in the six months ended June 30, 2002. This increase was primarily caused by a 21% increase in product volumes. Product volumes increased across all product diameters, particularly in the U.S. While overall wafer industry volumes grew 7% in the first half of 2003 compared to the first half of 2002, MEMC’s volumes grew 21%, largely as a result of our customers’ increased confidence in our long-term viability as our balance sheet strengthened, as well as sales of our newer products.

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

Marketing and Administration.

Marketing and administration expenses declined to $13 million for the three months ended June 30, 2003 compared with $18 million for the three months ended June 30, 2002. This decrease was primarily a result of both headcount reductions and controlled spending. As a percentage of net sales, marketing and administration expenses decreased in the three months of 2003 to 7% from 10% in 2002.

Marketing and administration expenses declined to $27 million for the six months ended June 30, 2003 compared with $35 million for the six months ended June 30, 2002. This decrease was primarily a result of both headcount reductions and controlled spending. As a percentage of net sales, marketing and administration expenses decreased in the six months of 2003 to 7% from 11% in 2002.

Research and Development.

Our research and development expenses increased in the three months ended June 30, 2003 to $9 million compared to $6 million in the three months ended June 30, 2002. The increased expense is primarily related to increasing our capability for next-generation products to accommodate flatness, particle, purity and power dissipation requirements of our customers caused by their devices’ smaller line widths.

Our research and development expenses increased in the 2003 first half to $16 million compared to $13 million in the year ago period. The increased expense is primarily related to increasing our capability for next-generation products to accommodate flatness, particle, purity and power dissipation requirements of our customers caused by their devices’ smaller line widths.

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

Accounts receivable of $98 million at June 30, 2003 increased $3 million, or 3%, from $95 million at December 31, 2002. This increase was primarily attributable to a 3% increase in sales in the quarter ended June 30, 2003 compared to the quarter ended December 31, 2002. Days’ sales outstanding were 47 days at both June 30, 2003 and December 31, 2002 based upon annualized sales for the respective immediately preceding quarters.

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

Our cash used in investing activities increased $23 million to $32 million in the six months ended June 30, 2003 compared to $9 million in the six months ended June 30, 2002 primarily as a result of increased capital expenditures. At June 30, 2003, we had approximately $19 million of committed capital expenditures. Capital expenditures and committed capital expenditures in 2003 primarily related to increasing our capability and capacity for our next generation products. We expect our capital expenditures for year ended December 31, 2003 will be in the range of $70 to $80 million.

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

Of the long-term debt and the short-term borrowings, approximately $64 million is owed by MEMC Korea Company (“MKC”), our Korean subsidiary, within Korea. Approximately $30 million of this $64 million debt is due within the next year. MKC had cash and cash equivalents and short-term investments at June 30, 2003 of approximately $81 million. Of this amount, approximately $62 million is subject to regulatory approval on transferability outside Korea. All of the debt in Korea may be paid by MKC without regulatory approval.

As a result of the restructuring of MEMC’s debt in 2001, TPG acquired $50 million in principal amount of our newly issued senior subordinated secured notes maturing in November 2007. We will accrete the senior subordinated secured notes up to their face value during the six years preceding their maturity using the effective interest method. Assuming these notes remain outstanding their maturity, interest expense recorded in our statement of operations related to accretion of the notes and related stated interest expense will be less than $1 million in each of the years 2003 through 2005, and approximately $7 million and $91 million in 2003 and 2007, respectively. If these notes are redeemed prior to their maturity, on the redemption date we will recognize interest expense equal to the remaining unaccreted face value of the notes and the related accrued but unpaid stated interest. At June 30, 2003, the accreted value of these notes was less than one thousand dollars; however, the face value of these notes plus accrued stated interest was approximately $57 million.

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

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning: the amount of the restructuring reserve expected to be paid out in the remainder of 2003; our belief that the potential increases to property, plant and equipment, the book value of debt, and stockholders’ equity as a result of any contingent performance purchase price payment by TPG to E.ON will not have a material adverse impact on future gross or operating margins; our belief that the potential increase in the book value of debt could impact the timing of future interest expense accretion; our expectation that our effective income tax rate in 2003 will be 25% and that the effective income tax rate will be 25% for the remaining quarters of 2003; our expectation that based on current industry market conditions our net sales in the 2003 third quarter will increase in the low single digit percentage range compared to the 2003 second quarter; our anticipation that our gross and operating margins will improve sequentially in the 2003 third quarter compared to the 2003 second quarter; our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing as of June 30, 2003; our expectation that our capital expenditures for the year ended December 31, 2003 will be in the range of $70 to $80 million; the interest expense we expect to record in our statement of operations related to accretion of our senior subordinated secured notes in each of the years 2003 through 2007; our belief that we have the financial resources needed to meet business requirements for the next twelve months including capital expenditure and working capital requirements; and our belief that the implementation of SFAS No. 149 and SFAS No. 150 will not have a material effect on our financial condition or results of operations. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for silicon wafers; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing costs; inventory levels of our customers; demand for semiconductors generally; changes in the pricing environment; general economic conditions; actions by our competitors, customers and suppliers; changes in interest and currency exchange rates; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; changes in financial market conditions; the accuracy of our assumptions regarding the impact of any contingent purchase price payment by TPG to E.ON; and other risks described in MEMC’s filing with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2002.

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

MEMC carried out an evaluation, under the supervision and with the participation of MEMC’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of MEMC’s disclosure controls and procedures under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Company’s Chief Executive Officer and Chief Financial Officer concluded that MEMC’s disclosure controls and procedures are effective as of the end of the period covered by this report. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no significant changes in our internal control over financial reporting that occurred during the second quarter of 2003 that has materially affected or is reasonably likely to materially affect MEMC’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of stockholders was held on April 25, 2003. The following persons were elected to serve as directors for terms expiring in 2006 and received the number of votes set forth opposite their respective names:

	For	Withheld
Robert J. Boehlke	190,479,713.332	1,950,405.7585
Jean-Marc Chapus	186,521,729.332	5,908,389.7585
C. Douglas Marsh	190,479,070.332	1,951,048.7585

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit Number	Description

2-a	Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

2-b	Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3(ii) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

4-a	Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent, and Form of Note attached as an exhibit thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 14, 2002)

4-a(1)	Security Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(2)	Pledge Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(3)	Indemnity, Subrogation and Contribution Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(4)	Guarantee Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(5)	Amendment No. 1, dated as of March 21, 2002, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent (incorporated by reference to Exhibit 4-a(5) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

4-a(6)	Amendment No. 2, dated as of March 3, 2003, to Amended and Restated Indenture, dated as of December 31, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc. as collateral agent (incorporated by reference to Exhibit 4-a(6) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-a(7)	Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed in Schedule I thereto, and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-a(7) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-a(8)	Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-a(8) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

*10-www(13)	Amendment No. 4, dated June 13, 2003, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

(b)	Reports on Form 8-K

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