Form 10-K/A
period 2002-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2003-12-09
CIK 945436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

We are subject to a variety of foreign, federal, state and local laws and regulations governing the protection of the environment. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal and reporting of toxic, volatile or otherwise hazardous materials used in our manufacturing processes. These materials could be released to the environment at properties owned or operated by us, at other locations during the transport of the materials, or at properties to which we send substances for treatment or disposal. If we were to violate or become liable under environmental laws and regulations or become non-compliant with permits required at some of our facilities, we could be held financially responsible and incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims. Groundwater and/or soil contamination has been detected at four of our facilities and one closed facility. We believe we are taking all necessary remedial steps at these facilities. As of December 31, 2002, the aggregate remediation cost for these facilities was expected to be approximately $6.5 million over the next 30 years. As a result, we do not expect these known conditions to have a material impact on our business. However, environmental issues relating to presently known or unknown matters could require additional investigation, assessment or expenditures. In addition, new laws and regulations or stricter enforcement of existing laws and regulations could give rise to additional compliance costs and liabilities.

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

Cautionary Statement Regarding Forward-Looking Statements

The following statements are or may constitute forward-looking statements:

•	statements set forth in this Annual Report on Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission, including possible or assumed future results of our operations, including but not limited to any statements contained herein or therein concerning:

•	our belief it is more likely than not that, with our projection for future taxable income and after consideration of the valuation allowance, we will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at December 31, 2002;

•	our belief that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures and working capital requirements;

•	the impact of the implementation of SFAS Nos. 143 and 146;

•	the impact of an adverse change in interest and currency exchange rates;

•	our expectation that, assuming the senior subordinated secured notes remaining outstanding until their maturity, interest expense recorded in our statement of operations related to the accretion of the notes and related stated interest expense will be less than $1 million in each of the years 2003 through 2005, and approximately $7 million and $91 million in 2006 and 2007, respectively;

•	our expectation that $5.5 million of the restructuring reserve will be paid out in the first half of 2003;

•	the adequacy and timing of the utilization of the remaining portion of our restructuring reserve;

•	our expectation that we will not pay dividends on our common stock in the foreseeable future;

•	expectations regarding growth of the semiconductor industry;

•	the expectation that the 200 millimeter wafer will be the primary wafer size until at least 2007;

•	our belief we have substantially reduced annual sales necessary to achieve operating income;

•	our belief that we can obtain additional production capacity incrementally with capital expenditures consisting primarily of equipment purchases and installation;

•	future availability of chunk polysilicon;

•	our ability to find adequate alternative sources of supply of raw materials, equipment, parts and supplies obtained from sole source suppliers;

•	our expectations regarding future investments in research and development and equipment;

•	our expectation that our competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics;

•	our expectation that international sales will continue to represent a significant percentage of our total sales;

•	the expected impact of groundwater and/or soil contamination at some of our facilities;

•	our expectation that our pension expense will increase;

•	our expectation regarding the aggregate environmental remediation costs at some of our facilities;

•	the impact of litigation on us; and

•	any statements preceded by, followed by or that include the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions.

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

Date: December 8, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NABEEL GAREEB Nabeel Gareeb	President, Chief Executive Officer and Director (Principal executive officer)	December 8, 2003

/s/ JAMES M. STOLZE James M. Stolze	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)	December 8, 2003

/s/ JAMES M. STOLZE* Robert J. Boehlke	Director	December 8, 2003

/s/ JAMES M. STOLZE* Jean-Marc Chapus	Director	December 8, 2003

/s/ JAMES M. STOLZE* James Coulter	Director	December 8, 2003

/s/ JAMES M. STOLZE* John Danhakl	Director	December 8, 2003

/s/ JAMES M. STOLZE* Gene J. Frantz	Director	December 8, 2003

/s/ JAMES M. STOLZE* John Marren	Chairman of the Board of Directors	December 8, 2003

/s/ JAMES M. STOLZE* C. Douglas Marsh	Director	December 8, 2003

/s/ JAMES M. STOLZE* William E. Stevens	Director	December 8, 2003

/s/ JAMES M. STOLZE* William D. Watkins	Director	December 8, 2003

* Pursuant to power of attorney.

EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit No.	Description

13	Pages 12 through 54 and page 56 of the Company’s 2002 Annual Report

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.