Form 10-K
period 2003-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2004-03-15
CIK 945436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to to

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

None

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2)  Yes  ☒  No  ☐

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on June 30, 2003, as reported by the New York Stock Exchange, was approximately $455,678,195.

The number of shares outstanding of the registrant’s Common Stock as of March 1, 2004, was 207,265,286 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s 2003 Annual Report (Part II)

2. Portions of the registrant’s 2004 Proxy Statement (Part III)

PART I

Item	1. Business

Overview

We are a leading worldwide producer of wafers for the semiconductor industry. We are one of the top four wafer suppliers in the world, with each having more than a 10% share of the overall market. We operate manufacturing facilities in every major semiconductor manufacturing region throughout the world, including Europe, Japan, Malaysia, South Korea, Taiwan and the United States. Our customers include virtually all of the major semiconductor device manufacturers in the world, including the major memory, microprocessor and applications specific integrated circuit, or ASIC, manufacturers, as well as the world’s largest foundries. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch) and in three general categories: prime polished, epitaxial and test/monitor. A prime polished wafer is a highly refined, pure wafer with an ultra-flat and ultra-clean surface. An epitaxial wafer consists of a thin, silicon layer grown on the polished surface of the wafer. A test/monitor wafer is substantially the same as a prime polished wafer, but with some less rigorous specifications.

We were formed in 1984 as a Delaware corporation and completed our initial public stock offering in 1995. In 2003, our corporate structure included, in addition to our wholly owned subsidiaries, a 45%-owned unconsolidated joint venture in Taiwan (Taisil Electronic Materials Corporation, or Taisil), an 80%-owned consolidated joint venture in South Korea (MEMC Korea Company or MKC) and an 80%-owned consolidated joint venture in Sherman, Texas (MEMC Southwest Inc.). In February 2004, we completed the acquisition of approximately 100% of Taisil.

On November 13, 2001, an investor group led by Texas Pacific Group and including TPG Wafer Holdings LLC and funds managed by Leonard Green & Partners, L.P. and TCW/Crescent Mezzanine Management LLC (collectively, TPG) acquired beneficial ownership of approximately 72% of our outstanding common stock and approximately $910 million of our debt from E.ON AG. All of the debt acquired by TPG from E.ON has been restructured or repaid. As part of the restructuring, TPG received shares of our Series A Cumulative Convertible Preferred Stock. On July 10, 2002, TPG converted all of the outstanding shares of Series A Cumulative Convertible Preferred Stock and the related accumulated but unpaid dividends into 125,010,556 shares of MEMC common stock. On May 21, 2003, TPG sold approximately 15 million shares of our common stock in a public offering. On February 13, 2004, TPG sold an additional 34 million shares of our common stock in a public offering. TPG currently beneficially owns approximately 63.4% of our outstanding common stock.

We are engaged in one reportable industry segment—the design, manufacture and sale of electronic grade wafers for the semiconductor industry. Financial information regarding this industry segment is contained in our 2003 Annual Report, which information is incorporated herein by reference.

Industry Background

Almost all semiconductors are manufactured from wafers, and thus the performance of the wafer industry is highly correlated to the performance of the semiconductor device industry. The worldwide semiconductor device industry grew at a compound annual growth rate of 12% from $24 billion in revenues in 1985 to $177 billion in 2003 according to Gartner Dataquest estimates. Throughout this period, the industry has been characterized by cyclicality. In 2001, semiconductor industry revenues declined by 31%, according to Gartner Dataquest estimates, as a result of weakened demand and a broad-based inventory correction. However, the semiconductor industry began to recover with modest annual revenue growth of 2% in 2002 and annual revenue growth of approximately 14% in 2003, according to Gartner Dataquest estimates. The semiconductor industry is expected to post annual growth of 23% in 2004, according to Gartner Dataquest estimates.

Similar to the semiconductor device industry, the silicon wafer market is characterized as a cyclical industry. The silicon wafer industry grew at a compound annual growth rate of 9% from 1,177 million square inches in 1985 to 5,216 million square inches in 2003, according to Gartner Dataquest estimates. In 2001, as a result of the decline in the semiconductor industry, silicon wafer consumption decreased 29% from 2000, according to Gartner Dataquest estimates. The decline in silicon wafer demand resulted in excess supply in the wafer industry, which caused increased downward pressure on average selling prices. However, in 2002, silicon wafer volumes increased 19%, according to Gartner Dataquest estimates. The increased demand resulted in higher capacity utilization in the silicon wafer industry and in a stable pricing environment through most of 2002, according to Gartner Dataquest. In 2003, silicon wafer volumes grew 9.1%, according to Gartner Dataquest estimates.

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

Semiconductor device manufacturers focus on improving their efficiency and lowering their cost per device. Because larger wafers allow for an increased number of semiconductor devices per wafer, moving to larger wafers can provide semiconductor device manufacturers with higher productivity and reduced cost per device. Thus, semiconductor device manufacturers continue to move to larger diameter wafers, with the 200 millimeter wafer being the primary wafer used today. Though semiconductor manufacturers are beginning to use 300 millimeter wafers for volume production, the 200 millimeter wafer is expected to be the primary wafer size through 2008, according to Gartner Dataquest estimates.

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

Maintain and enhance our technology leadership position

We have been a pioneer in the design and development of wafer technologies over the past four decades and have recently adopted a new model for our research and development group that combines engineering innovation with specific commercialization strategies. We will continue to use and develop our portfolio of technologies to provide a combination of product features that fulfills the exacting specifications of our customers’ manufacturing requirements for increasingly complex wafers. Two of our more recent innovations are Magic Denuded Zone®, or MDZ®, wafer technology and crystalline defect-free crystal, both of which we have incorporated in our OPTIA™ product. These two innovations are designed to help our customers improve the yield and capability of their semiconductor fabrication processes.

Focus on continuous cost reduction and return on invested capital

Continuous cost reduction and a disciplined capital expenditure program are key components of our long-term financial strategy. During the past few years, we have taken significant steps to reduce our cost structure and improve the efficiency of our global manufacturing processes. These steps have included headcount reductions, process improvements, streamlining of material flows and working with our suppliers to reduce the total cost of ownership of our materials and supplies. With our reduced cost structure, we believe we have substantially reduced the annual sales we need to achieve operating income.

Leverage our scalable infrastructure

We operate manufacturing facilities in every major semiconductor manufacturing region throughout the world, including Europe, Japan, Malaysia, South Korea, Taiwan and the United States. We have made significant investments in our manufacturing facilities and equipment and research and development in order to expand our production capacity for 200 millimeter wafers and to develop 300 millimeter and other advanced wafer technologies. With available manufacturing infrastructure already in place, we believe we can obtain additional production capacity incrementally with capital expenditures consisting primarily of equipment purchases and installation.

Products

We offer wafers with a wide variety of features satisfying numerous product specifications to meet our customers’ exacting requirements. Our wafers vary in diameter, surface features, composition, purity levels, crystal properties and electrical properties. We provide our customers with a reliable supply of high-quality wafers with consistent characteristics. These wafers range from 100 millimeter to 300 millimeter in diameter. Our wafers are used as a starting material for the manufacture of various types of semiconductor devices, including microprocessor, memory, logic and power devices. In turn, these semiconductor devices are used in computers, cellular phones and other mobile electronic devices, automobiles and other consumer and industrial products.

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

Our OPTIA™ wafer is a 100% defect-free crystalline structure based on our patented technologies and processes, including MDZ®. We believe the OPTIA™ wafer is the most technically advanced polished wafer available today. We are shipping significant volumes of OPTIA™ wafers to some customers for use in commercial production, and we are in the process of qualifying OPTIA™ wafers with other customers.

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

Sales, Marketing and Customers

We market our products primarily through a global direct sales force. We have customer service and support centers globally, including in China, France, Germany, Italy, Japan, Malaysia, South Korea, Taiwan, the United Kingdom and the United States. A key element of our marketing strategy is establishing and maintaining close relationships with our customers. We accomplish this through multi-functional teams of technical, sales and marketing, and manufacturing personnel. These teams work closely with our customers to continually optimize our products for their production processes in their current and future facilities. Our close relationships with our customers are further developed through lengthy qualification processes by which customers qualify wafer manufacturing facilities and products. We monitor changing customer needs and target our research and development and manufacturing to produce wafers adapted to each customer’s process and requirements. We complete sales principally through indicative-only contracts of one year or less, which indicate expected volumes and specify price.

We sell our products to virtually all major semiconductor device manufacturers, including the major memory, microprocessor and ASIC manufacturers as well as the world’s largest foundries. We made approximately 65% of our sales to ten customers in 2003. Samsung and Texas Instruments each accounted for more than 10% of our sales in 2003. No other customers represented 10% or more of our 2003 sales. See “Risk Factors—We have a limited number of principal customers and a loss of one or several of those customers would hurt our business.”

We sell our products to certain customers under consignment arrangements. Generally, these consignment arrangements require us to maintain a certain quantity of product in inventory at the customer’s facility or at a storage facility designated by the customer. Under these arrangements, we ship the wafers to the storage facility, but do not charge the customer or recognize revenue for those wafers until title passes to the customer. Title passes when the customer pulls the product from the MEMC storage facility or storage area or, if the customer does not pull the product within a stated period of time (generally 60–90 days), at the end of that period. Until that time, the wafers are considered part of MEMC’s inventory and are reflected on MEMC’s books and records as inventory. As such, these consignment arrangements are essentially inventory transfer arrangements. At December 31, 2003, we had approximately $25 million of inventory held on consignment.

Manufacturing

To meet our customers’ needs worldwide, we have established a global manufacturing network consisting of nine manufacturing facilities.

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

In certain of our manufacturing facilities we have fully integrated manufacturing capabilities that encompass the full range of wafer manufacturing process steps, including ingot growth, wafer slicing, wafer polishing and epitaxial deposition. We conduct certain of our processes in state-of-the-art cleanroom environments.

Raw Materials

We obtain substantially all of our requirements for several raw materials, equipment, parts and supplies from sole suppliers. The main raw material in our production process is polysilicon. In 2003, we produced over three-fourths of our total polysilicon requirements and purchased the remainder of our requirements from others. We use two types of polysilicon: granular polysilicon and chunk polysilicon. We produce all of our requirements for granular polysilicon at our facility in Pasadena, Texas. We do not believe there are other sources of electronic grade granular polysilicon. Chunk polysilicon can be substituted for granular polysilicon, although our manufacturing throughput and yields could be adversely affected and, in some cases, we might be required to obtain new qualifications from our customers for the substitution. The availability of chunk polysilicon currently exceeds demand. We believe that an adequate supply of chunk polysilicon will be available internally or from others for the foreseeable future. See “Risk Factors—Our dependence on single and limited source suppliers could require us to obtain new qualifications from customers and adversely affect our manufacturing throughput and yield.”

Research and Development

The wafer market is characterized by continuous technological development and product innovation. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Our goal in research and development is to maintain a close working relationship with our customers to continually develop new products and refine existing products to meet the needs of the marketplace. We have recently adopted a new model for our research and development group that combines engineering innovation with specific commercialization strategies. Our new model closely aligns our technology efforts with our customers’ requirements. We accomplish this through a better understanding of our customers’ technology requirements and through targeted research and development projects aimed at developing products to meet those technology requirements. Some of these projects involve formal and informal joint development efforts with our customers. We have also entered into research and development collaborations with other industry participants, such as our recent licensing agreement with IMEC, a world-leading independent research center in nanoelectronics and nanotechnology, to accelerate our in-house program on strained silicon technology, and our recent licensing agreement with Silicon Genesis Corporation, a leading developer of silicon-on-insulator (SOI) wafer technologies. We believe our new research and development model will result in a better return on investment for our research and development expenditures. As a percentage of sales, however, we expect our research and development expenses to remain relatively flat under this new model.

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

Research and development expenses were $32.9 million in 2003, $27.4 million in 2002, and $65.7 million in 2001 or 4.2%, 4.0% and 10.6% of our net sales for those periods, respectively.

Competition

The market for wafers is highly competitive. We compete in all the major semiconductor-producing regions of the world and face intense competition from established manufacturers. We estimate there are fewer than ten competitors in our industry; however, our major competitors are Shin-Etsu Handotai, Sumitomo Mitsubishi Silicon and Wacker Siltronic. Our wafers compete with wafers manufactured by others on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We believe we are competitive on the basis of these factors. See “Risk Factors—We experience intense competition in the wafer industry, which may have an adverse effect on our business.”

Proprietary Information and Intellectual Property

We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We try to protect our intellectual property rights based on patents and trade secrets as part of our ongoing research, development and manufacturing activities. As of December 31, 2003, we owned of record or beneficially approximately 220 U.S. patents, of which approximately 10 will expire by 2005, approximately 20 will expire between 2006 and 2010 and approximately 190 will expire after 2010. As of December 31, 2003, we owned of record or beneficially approximately 450 foreign patents, of which approximately 20 will expire by 2005, approximately 65 will expire between 2006 and 2010 and approximately 365 will expire after 2010. These foreign patents are generally counterparts of our U.S. patents. As of December 31, 2003, we had approximately 70 pending U.S. patent applications and approximately 460 pending foreign patent applications. The patents we beneficially own relate to polysilicon technology. We exclusively licensed these patents from Albemarle Corporation in connection with our purchase of Albemarle’s granular polysilicon business. We may request that these patents be assigned to us at any time in exchange for a nominal purchase price.

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. In addition, we have entered into a technology transfer agreement among us, Texas Instruments Incorporated and MEMC Southwest Inc. under which we have agreed to indemnify MEMC Southwest Inc. and Texas Instruments Incorporated against certain claims of infringement of the intellectual property rights of others. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims.

Employees

At December 31, 2003, we had approximately 4,600 full time employees and 300 temporary workers worldwide. We have approximately 1,900 unionized employees in our St. Peters, Missouri, Pasadena, Texas, South Korea and Italy facilities. We have not experienced any material work stoppages at any of our facilities during the last several years.

Geographic Information

Information regarding our foreign and domestic operations is contained in Note 19 on pages 57 and 58 of our 2003 Annual Report, which information is incorporated herein by reference.

Risk Factors

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including those set forth under “Item 1. Business” and “Item 3. Legal Proceedings” and those incorporated herein by reference from our 2003 Annual Report. In addition to the business risks and uncertainties discussed elsewhere in this Annual Report on Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statement made by us.

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

We are party to a $150 million revolving credit facility with Citibank/UBS, a $35 million revolving credit facility with TPG and an indenture for our senior subordinated secured notes. These loan instruments contain certain highly restrictive covenants, including covenants to maintain minimum quarterly consolidated Earnings Before Interest, Taxes, Depreciation and Amortization, as defined, minimum monthly consolidated backlog, minimum monthly consolidated revenues, maximum annual capital expenditures and other covenants customary for revolving loans and indentures of this type and size. A continuing violation of any of these covenants, which in our highly cyclical industry could occur in a sudden or sustained downturn, would be deemed an event of default under all of these loan instruments. In such event, upon election of the lenders or noteholders, the loan commitments under the revolving credit facilities would terminate and the loans and accrued interest then outstanding under the credit facilities and the senior subordinated secured notes and related accrued interest would be due and payable immediately. We may not have sufficient funds and assets to cover any such required payments and may not be able to obtain replacement financing on a timely basis or at all. This would have a material adverse effect on us.

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

Prior to 2002, we had not reported an annual operating profit since 1996. Until 2003, we had not reported annual net earnings since 1996. Our cumulative losses allocable to common stockholders from 1997 to 2001 totaled approximately $1 billion. In 2002, we had operating income of $65 million and a net loss allocable to common stockholders of $22 million. We cannot predict whether we will experience operating losses and net losses in the future.

We are subject to periodic fluctuations in foreign currency exchange rates which can cause reported financial results to vary significantly from period to period.

Approximately 64% of our sales in 2003 were made outside North America. We expect that international sales will continue to represent a significant percentage of our total sales. In addition, a significant portion of our manufacturing operations is located outside of the United States. Sales outside of the United States expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily related to Euro, Japanese Yen, Korean Won and New Taiwanese Dollar. Our risk exposure from expenses at international manufacturing facilities is concentrated in Euro, Japanese Yen, Korean Won, Malaysian Ringgit and New Taiwanese Dollar. To the extent that our sales in foreign currencies occur at foreign sites which incur expenses in those currencies, our net exposure is reduced. We generally hedge receivables denominated in foreign currencies at the time of sale.

Our foreign subsidiaries have debt denominated in Euro, Japanese Yen, Korean Won, New Taiwanese Dollars and U.S. Dollars. We generally do not hedge these net foreign currency exposures.

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

We recognized net currency gains totaling approximately $14 million in 2003 and $11 million in 2002 and currency losses totaling approximately ($4) million in 2001. We cannot predict whether these foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

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

If any of our senior subordinated secured notes are redeemed prior to their maturity in 2007, on the redemption date we would recognize interest expense equal to the remaining unaccreted face value of the notes redeemed and the related accrued but unpaid interest, which could have a material adverse effect on our net earnings. At December 31 2003, the accreted value of these notes was approximately $2.4 million; however, the face value of these notes plus accrued stated interest was approximately $59.3 million.

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

The success of our business depends, in part, on our continuous reduction of manufacturing costs and operating expenses. The wafer industry has historically experienced price erosion and will likely continue to experience such price erosion. If we are not able to reduce our manufacturing costs and operating expenses sufficiently to offset future price erosion, our operating results will be adversely affected. We have recently engaged in various cost-cutting and other initiatives intended to reduce costs and increase productivity. These activities have included reduction of headcount, refinement of our processes and efforts to increase yields and reduce cycle time. In addition, our 2001 financial restructuring resulted in substantially reduced depreciation expense. We cannot assure you that we will be able to continue to reduce our manufacturing costs and operating expenses. Moreover, any future closure of facilities or reduction of headcount may adversely affect our ability to manufacture wafers in required volumes to meet customer demand and may result in other production disruptions.

We have a limited number of principal customers and a loss of one or several of those customers would hurt our business.

Our operating results could materially suffer if we experience a significant reduction in, or loss of, purchases by one or more of our top customers. We made approximately 65% of our sales to ten customers in 2003. Samsung and Texas Instruments each accounted for more than 10% of our sales in 2003.

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

We are subject to a variety of foreign, federal, state and local laws and regulations governing the protection of the environment. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal and reporting of toxic, volatile or otherwise hazardous materials used in our manufacturing processes. These materials could be released to the environment at properties owned or operated by us, at other locations during the transport of the materials, or at properties to which we send substances for treatment or disposal. If we were to violate or become liable under environmental laws and regulations or become non-compliant with permits required at some of our facilities, we could be held financially responsible and incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims. Groundwater and/or soil contamination has been detected at four of our facilities. We believe we are taking all necessary remedial steps at these facilities. As of December 31, 2003, the aggregate remediation cost for these facilities was expected to be approximately $5.8 million over the next 30 years. As a result, we do not expect these known conditions to have a material impact on our business. However, environmental issues relating to presently known or unknown matters could require additional investigation, assessment or expenditures. In addition, new laws and regulations or stricter enforcement of existing laws and regulations could give rise to additional compliance costs and liabilities.

Future sales of shares of our common stock, or warrants exercisable for our common stock, may depress the price of our common stock.

If we or our stockholders sell a substantial number of shares of our common stock or warrants to purchase our common stock in the public market, or investors become concerned that substantial sales might occur, the market price of our common stock could decrease. We have granted TPG registration rights with respect to a substantial number of shares of our common stock and warrants to purchase common stock. Future sales of common stock or warrants to purchase common stock by TPG in the public market, or the perception that such sales might occur, could cause such a decrease in the price of our common stock.

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

TPG, through its 63.4% beneficial ownership interest of our common stock, has sufficient voting power to control our direction and policies, including controlling any merger, consolidation or sale of all or substantially all of our assets. For example, under our restructuring agreement with TPG, we must either obtain the consent of TPG or give TPG a right of first refusal over any issuances of our equity securities to any person or group to the extent that the equity securities would have 10% or more of the voting power of all of our then outstanding voting securities. TPG currently possesses the power to elect all of our directors through its beneficial ownership of our voting stock. Five of the ten members of our current Board of Directors are partners or employees of certain TPG entities. This control could prevent or discourage any unsolicited acquisition of us and consequently could prevent an acquisition favorable to our other stockholders. In addition, certain TPG entities have provided us with a $35 million revolving credit facility and guaranties of the $150 million Citibank/UBS revolving credit facility. We pay substantial fees to TPG and its affiliates in connection with the $35 million revolving credit facility and a management advisory agreement. These arrangements may also create conflicts of interest between us and TPG.

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

In addition, our Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock without the vote of our holders of common stock, subject to certain restrictions on the issuance of preferred stock contained in the $150 million Citibank/UBS revolving credit facility, the $35 million TPG revolving credit facility and the indenture for our senior subordinated secured notes. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of our common stock and could have the effect of delaying, deferring or impeding a change in control of us.

Limited trading volume of our common stock may contribute to its price volatility.

Our common stock is traded on the New York Stock Exchange. During the twelve months ended December 31, 2003, the average daily trading volume for our common stock as reported by the NYSE was 504,636 shares. We are uncertain as to whether a more active trading market in our common stock will develop. As a result, relatively small trades may have a significant impact on the price of our common stock.

Cautionary Statement Regarding Forward-Looking Statements

The following statements are or may constitute forward-looking statements:

•	statements set forth in this Annual Report on Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission, including possible or assumed future results of our operations, including but not limited to any statements contained herein or therein concerning:

•	our expectation that, assuming the senior subordinated secured notes remain outstanding until their maturity, interest expense recorded in our Consolidated Statement of Operations related to the accretion of the notes and related stated interest expense will be $4 million, $10 million, $26 million, and $56 million in the years 2004 through 2007, respectively;

•	our expectation that pressure on average selling prices will lessen as wafer capacity utilization approaches the mid-to upper-90 percent range;

•	our belief that looking forward, our unit demand continues to be increasingly robust, and pricing is starting to stabilize;

•	our belief that it is more likely than not that, with our projection of future taxable income and after consideration of the valuation allowance, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at December 31, 2003;

•	our intention to seek the consent of our lenders to increase the 2004 covenant for maximum annual capital expenditures;

•	our expectation that pension expense will increase, primarily as a result of the general economic environment and the prevailing low interest rates;

•	our expectation that contributions to our pension plans in 2004 will be in the range of $23 million to $26 million;

•	our belief that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures and working capital requirements;

•	the impact of the implementation of SFAS No. 150 and FIN 46R;

•	the impact of an adverse change in interest and currency exchange rates;

•	the timing of the utilization of the remaining portion of our restructuring reserve;

•	the expectation that we will not pay dividends on our common stock in the foreseeable future;

•	expectations regarding growth of the semiconductor industry;

•	the expectation that the 200 millimeter wafer will be the primary wafer size until at least 2008;

•	our belief that semiconductor device manufacturers will continue to select wafer supplies that offer advanced technology capabilities, a broad product portfolio and superior service to satisfy their exacting device requirements;

•	our intention to continue to use and develop our portfolio of technologies to provide a combination of product features that fulfills the exacting specifications of our customers’ manufacturing requirements for increasingly complex wafers;

•	our belief that we have substantially reduced the annual sales we need to achieve operating income;

•	our belief that we can obtain additional production capacity incrementally with capital expenditures consisting primarily of equipment purchases and installation;

•	future availability of chunk polysilicon;

•	our belief that we could substitute chunk polysilicon for granular polysilicon;

•	our expectation that we will continue to make significant investments in research and development and equipment;

•	our expectations regarding return on investments from research and development;

•	our expectation that, as a percentage of sales, our research and development expenses will remain relatively flat under our new research and development model;

•	our expectation that international sales will continue to represent a significant percentage of our total sales;

•	our expectation that our competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics;

•	our belief that the wafer industry will likely continue to experience price erosion;

•	our expected environmental remediation costs;

•	the expected impact of groundwater and/or soil contamination at some of our facilities;

•	the impact of litigation on us; and

•	any statements preceded by, followed by or that include the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions.

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

Executive Officers of the Registrant

The following is information concerning our executive officers as of March 1, 2004. Messrs. Gareeb and Fleisher have entered into employment agreements with us. Mr. Gareeb’s employment agreement provides that he will be employed as our President and Chief Executive Officer through April 2006. Mr. Fleisher’s employment agreement provides that he will be employed as an executive officer through November 2004. There are no family relationships between or among any of the named persons and the directors.

Name	Age	All Positions and Offices Held
Nabeel Gareeb	39	President, Chief Executive Officer and Director
Thomas E. Linnen	57	Senior Vice President and Chief Financial Officer
Sylvia Roberts-Toomer	50	Senior Vice President
Shaker Sadasivam	44	Senior Vice President
David M. Somo	37	Senior Vice President
Chandramohan Subramaniam	48	Senior Vice President
David L. Fleisher	42	Vice President, General Counsel and Corporate Secretary

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

Mr. Linnen joined us as Senior Vice President in December 2003 and became our Chief Financial Officer in January 2004. Prior to joining MEMC, Mr. Linnen was Senior Vice President and Chief Financial Officer of Trend Technologies, LLC from 2002 to December 2003. Trend Technologies is a privately owned manufacturer of enclosures for electronic products such as computers, telecommunications equipment and information appliances. Trend Technologies filed for protection under Chapter 11 of the Bankruptcy Code in November 2002 and emerged from these bankruptcy proceedings in January 2003. From 1999 to 2001, Mr. Linnen served as Executive Vice President and Chief Financial Officer of Sensory Science/Go-Video, a consumer electronics company. From 1996 to 1999, Mr. Linnen served as Chief Financial Officer of Hypercom Corporation, a point of sale terminal manufacturer. From 1987 to 1996, Mr. Linnen served as Vice President Finance, Secretary and Treasurer of Continental Circuits Corp., a circuit board manufacturer.

Ms. Roberts-Toomer joined MEMC in January 2003 and became Senior Vice President, Human Resources in January 2004. Prior to joining MEMC, Ms. Roberts-Toomer was Vice President, Human Resources of International Rectifier Corporation, a leading supplier of power semiconductors. Ms. Roberts-Toomer joined International Rectifier in 1992 and held a number of management positions in the human resources group.

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

Mr. Somo joined MEMC as Senior Vice President, Sales and Service in September 2003. Prior to joining MEMC, Mr. Somo was Vice President, Worldwide Strategic Accounts of Advanced Micro Devices, a leading manufacturer of microprocessors. Mr. Somo joined Advanced Micro Devices in 1992 and held a number of management positions in the sales and marketing groups.

Mr. Subramaniam joined MEMC in December 2003 as Senior Vice President, Manufacturing. Prior to joining MEMC, Mr. Subramaniam was Vice President and Director of Final Manufacturing of ON Semiconductor, a global semiconductor manufacturer. Mr. Subramaniam joined ON Semiconductor (formerly a division of Motorola) in 1983 and held a series of positions in the manufacturing group.

Mr. Fleisher has been our General Counsel and Corporate Secretary since October 2001 and has been a Vice President since July 2002. From March 1996 to September 2001, Mr. Fleisher was our Senior Attorney.

Available Information

We make available free of charge through our Internet site (http://www.memc.com) reports we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

Item 2.    Properties

Our principal executive offices are located at 501 Pearl Drive (City of O’Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our principal manufacturing and administrative facilities and the principal manufacturing and administrative facilities of our unconsolidated joint venture comprised approximately 3.9 million square feet as of December 31, 2003 and were situated in the following locations:

Location	Square Footage
St. Peters, MO, USA	744,000
Sherman, TX, USA	693,000
Chonan, South Korea	453,000
Pasadena, TX, USA	436,000
Merano, Italy	327,000
Novara, Italy	322,000
Utsunomiya, Japan	325,000
Kuala Lumpur, Malaysia	86,000
Hsinchu, Taiwan	522,000

We lease a portion of our St. Peters facility pursuant to a lease agreement between us and the City of O’Fallon, Missouri that was entered into in connection with an industrial revenue bond financing. The term of the St. Peters lease expires in 2011, and we have the option to purchase the leased portion of the St. Peters facility at the end of the lease. We also lease our facility in Pasadena, Texas. The term of the Pasadena lease expires in 2030 and is extendable for four (4) additional renewal terms of five (5) years each. Taisil leases the land on which its Hsinchu, Taiwan facility is located. This lease expires in 2014. We also lease our facility in Kuala Lumpur, Malaysia. This lease expires by its terms in April 2006.

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

On September 29, 1998, Albemarle Corporation made a demand against us for defense and indemnity in this case on behalf of Ethyl Corporation. Albemarle Corporation assumed the obligation to defend and indemnify Ethyl Corporation under an agreement in which Ethyl Corporation transferred ownership of the plant where the injury took place to Albemarle Corporation. In November 1998, we made a demand for indemnity in this case against Albemarle Corporation. Demands for indemnity made by Albemarle Corporation on behalf of Ethyl Corporation and by us are both based on contractual indemnity language contained in the contract for the sale of the MEMC Pasadena plant from Albemarle Corporation to us.

In a case entitled Albemarle Corporation et al. vs. MEMC Electronic Materials, Inc., et al. (Cause No. 2002-59930), filed on November 20, 2002 in the 55th Judicial District Court, Harris County, Texas, Albemarle and its insurers filed suit against us and MEMC Pasadena seeking indemnification and costs of defense in the above matter. On February 14, 2003, we filed an answer denying the allegations by Albemarle Corporation and its insurers. On March 17, 2003, we filed a counterclaim against Albemarle Corporation seeking indemnification, costs of defense and payment of certain funds recovered by Albemarle Corporation’s workers’ compensation carrier in connection with the above matter.

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

Lemelson Medical, Education and Research Foundation, Limited Partnership vs. ESCO Electronics Corporation, et al.

In a case entitled Lemelson Medical, Education and Research Partnership vs. ESCO Electronics Corporation, et al. (Civil Action No. 00-0660-PHX-ROS) filed on April 14, 2000, the Lemelson Medical, Education and Research Foundation, Limited Partnership filed suit against us and approximately 90 other companies in the United States District Court for the District of Arizona. The Lemelson Foundation alleges that we infringe on certain patents owned by the Lemelson Foundation related to bar coding and machine vision reading systems. The Lemelson Foundation seeks damages against us in an unstated amount, attorneys’ fees and an order enjoining us from further infringement of the unexpired patents. On March 29, 2001, the court issued an order to stay this litigation pending the entry of a final non-appealable judgment in earlier-filed actions involving the same patents. In January 2004, the court in these earlier-filed actions ruled that the patents at issue were invalid, unenforceable and not infringed by bar code scanners and machine vision reading systems very similar to the bar code scanners and machine vision reading systems used by us. The Lemelson Foundation may appeal this decision. We continue to believe there are substantial reasons why the asserted patents are invalid, unenforceable and not infringed by our processes. We do not believe that this matter will have a material adverse effect on us. However, due to the uncertainty of the litigation process, the outcome of this action could be unfavorable, in which event we might be required to obtain a license and pay damages and other expenses.

Item 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters

The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under Note 20, “Unaudited Quarterly Financial Information”, on pages 58 and 59 of our 2003 Annual Report and under “Stockholders’ Information” on page 62 of our 2003 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years. Under the terms of our $150 million Citibank/UBS revolving credit facility, the $35 million TPG revolving credit facility and the indenture for our senior subordinated secured notes, we are prohibited from paying cash dividends on our common stock. Likewise, under the restructuring agreement between us and TPG, we cannot pay cash dividends on our common stock without the consent of TPG. Information regarding restrictions on our ability to access the cash of our South Korean subsidiary is set forth under Note 3(d), “Summary of Significant Accounting Policies—Short-term Investments,” on pages 35 and 36 of our 2003 Annual Report, which information is incorporated herein by reference.

Item 6.    Selected Financial Data

The tabular information (including the footnotes thereto) required by this item is set forth under “Five Year Selected Financial Highlights” on page 12 of our 2003 Annual Report, which information is incorporated herein by reference.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth on pages 13 through 28 of our 2003 Annual Report, which information is incorporated herein by reference.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is set forth under “Market Risk” on pages 25 and 26 of our 2003 Annual Report, which information is incorporated herein by reference.

Item 8.    Financial Statements and Supplementary Data

Our consolidated financial statements appearing on pages 29 through 59, and the Independent Auditors’ Report thereon of KPMG LLP appearing on page 60 of our 2003 Annual Report, are incorporated herein by reference.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13A-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of December 31, 2003. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Registrant

We will file a definitive proxy statement with the Securities and Exchange Commission within 120 days of year-end (the 2004 Proxy Statement). The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2004 Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The remaining information required by this item with respect to directors will be set forth in the 2004 Proxy Statement under “INFORMATION ABOUT NOMINEES AND CONTINUING DIRECTORS” and is incorporated herein by reference. The remaining information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under “Executive Officers of the Registrant.”

Item 11.    Executive Compensation

Information appearing under (i) “BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD—Director Compensation”; (ii) “BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD—Corporate Governance”; (iii) “REPORT OF THE COMPENSATION AND NOMINATING COMMITTEE”; (iv) “SUMMARY COMPENSATION TABLE” and related footnotes; (v) “OPTION GRANTS IN LAST FISCAL YEAR” and related footnotes; (vi) “AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES”; (vii) “Pension Plan”; (viii) “Employment and Retirement Agreements”; (ix) “Change in Control”; (x) “Compensation Committee Interlocks and Insider Participation”; and (xi) “STOCK PRICE PERFORMANCE GRAPH” of the 2004 Proxy Statement is incorporated herein by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

Information appearing under “CERTAIN BENEFICIAL OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” and related footnotes, “OWNERSHIP OF MEMC EQUITY SECURITIES BY CERTAIN BENEFICIAL OWNERS” and related footnotes and “OTHER EQUITY COMPENSATION PLAN INFORMATION” and related footnotes of the 2004 Proxy Statement is incorporated herein by reference.

Item 13.    Certain Relationships and Related Transactions

The information under “CERTAIN TRANSACTIONS” of the 2004 Proxy Statement is incorporated herein by reference.

Item 14.    Principal Accounting Fees and Services

Information regarding our independent auditors, their fees and services, and our Audit Committee’s pre-approval policy and procedures regarding such fees and services appearing under “PRINCIPAL ACCOUNTING FIRM SERVICES AND FEES” of the 2004 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as part of this report:

1.  Financial Statements

The following consolidated financial statements of us and our subsidiaries, included on pages 29 through 59 of the 2003 Annual Report, and the Independent Auditors’ Report thereon of KPMG LLP appearing on page 60 of such report are incorporated herein by reference:

Consolidated Statements of Operations—Years Ended December 31, 2003 and 2002, Period from January 1, 2001 through November 13, 2001, and Period from November 14, 2001 through December 31, 2001.

Consolidated Balance Sheets—December 31, 2003 and 2002.

Consolidated Statements of Cash Flows—Years Ended December 31, 2003 and 2002, Period from January 1, 2001 through November 13, 2001, and Period from November 14, 2001 through December 31, 2001.

Consolidated Statements of Stockholders’ Equity (Deficiency)—Years Ended December 31, 2003 and 2002, Period from January 1, 2001 through November 13, 2001, and Period from November 14, 2001 through December 31, 2001.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

Separate financial statements for our 45% owned unconsolidated joint venture in Taiwan, Taisil Electronic Materials, Corporation (Taisil), required by Rule 3-09 of Regulation S-X will be filed as an amendment to this Form 10-K by June 30, 2004. In February 2004, we completed the acquisition of approximately 100% of Taisil.

2.  Financial Statement Schedules

Independent Auditors’ Report on Financial Statement Schedules	F-1
Valuation and Qualifying Accounts	F-2

3.  Exhibits

Exhibit No.	Description

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

3-(i)	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)

Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (Incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

Exhibit No.	Description

3-(i)(b)

Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (Incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3-(ii)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

4-a

Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent, and Form of Note attached as an exhibit thereto (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 14, 2002)

4-a(1)

Security Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(2)

Pledge Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(3)

Indemnity, Subrogation and Contribution Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(4)

Guarantee Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-(a)(5)

Amendment No. 1, dated as of March 21, 2002, to Amended and Restated Indenture, dated as of December 31, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc. as collateral agent (Incorporated by reference to Exhibit 4-(a)(5) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

4-(a)(6)

Amendment No. 2, dated as of March 3, 2003, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent (Incorporated by reference to Exhibit 4-(a)(6) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-(a)(7)

Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 4-(a)(7) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-(a)(8)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 14-(a)(8) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-b	Form of Warrant Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10-a

Share Sale and Purchase Agreement dated January 16, 2004 by and among the Company, China Steel Corporation, China Development Industrial Bank and Chiao Tung Bank (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 30, 2004)

10-b

Letter of Exercise of Call Option by Taisil Electronic Materials Corporation to Robina Finance & Leasing Corporation, Ltd. dated February 3, 2004 (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated January 30, 2004)

Exhibit No.	Description

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

*10-f(2)

First Amendment to TI Purchase Agreement dated as of April 1, 2000, by and among the Company, MEMC Southwest and TI (Incorporated by reference to Exhibit 10-f(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

*10-h

Technology Transfer Agreement dated as of June 30, 1995, between the Company, TI and MEMC Southwest (Incorporated by reference to Exhibit 10-k of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

10-i

Registration Rights Agreement by and among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein, dated as of November 3, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

Exhibit No.	Description

10-i(1)

Amendment to Registration Rights Agreement dated July 15, 2002, among the Company,
TPG Wafer Holdings LLC and Guarantors specified therein (Incorporated by reference to Exhibit 10-i(1) of the Company’s Form 10-Q for the quarter ended September 30, 2002)

10-i(2)

Amendment No. 2 to Registration Rights Agreement dated November 14, 2002, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(2) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-i(3)

Amendment No. 3 to Registration Rights Agreement dated February 17, 2003, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(3) of the Company’s Form 10-Q for the quarter ended March 31, 2003)

10-i(4)

Amendment No. 4 to Registration Rights Agreement dated August 31, 2003, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(4) of the Company’s Form 10-Q for the quarter ended September 30, 2003)

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

†10-aa	Consulting Agreement dated December 15, 2003 between the Company and Thomas P. Stiffler

†10-bb	MEMC Supplemental Executive Pension Plan 2002 Restatement (Incorporated by reference to Exhibit 10-bb of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-cc	MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on January 26, 2004

†10-cc(2)	Form of Stock Option and Restricted Stock Agreement (Incorporated by reference to Exhibit 10-t(1) of the Company’s Form 10-K for the Year ended December 31, 1995)

†10-cc(3)	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company’s Form 10-K for the Year ended December 31, 1995)

Exhibit No.	Description

†10-cc(4)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company’s Form 10-K for the Year ended December 31, 1995)

†10-cc(5)	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10-cc(6)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10-cc(7)	Form of Stock Option Agreement (Non-employee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10-cc(8)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-cc(7) of the Company’s Form 10-K for the Year ended December 31, 1999)

†10-cc(9)	Form of Stock Option Agreement (4-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(9) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-cc(10)	Form of Stock Option Agreement (2-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(10) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-cc(11)	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(11) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-cc(12)	Form of Stock Option Agreement (Outside Directors) (Incorporated by reference to Exhibit 10-cc(12) of the Company’s Form 10-K for the Year ended December 31, 2002)

†10-dd	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on March 2, 2004

†10-dd(1)	Form of Stock Option Agreement (4 year vesting) (Incorporated by reference to Exhibit 10-dd(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-dd(2)	Form of Stock Option Agreement (7 year cliff vesting) (Incorporated by reference to Exhibit 10-dd(2) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-dd(3)	Form of Stock Option Agreement (end of contract vesting) (Incorporated by reference to Exhibit 10-dd(3) of the Company’s Form 10-K for the Year ended December 31, 2002)

†10-ee	Retirement Agreement dated December 29, 2003 between the Company and James M. Stolze

†10-ff	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10-gg	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10-ii	Employment Agreement effective as of March 26, 2002 between the Company and Nabeel Gareeb (Incorporated by reference to Exhibit 10-ii of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(1)	Stock Option Grant Agreement (2002 Service Option) (Incorporated by reference to Exhibit 10-ii(1) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(2)	Stock Option Grant Agreement (Four Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(3)	Stock Option Grant Agreement (Seven Year Vesting) (Incorporated by reference to Exhibit 10-ii(3) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-jj	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

†10-jj(1)	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

Exhibit No.	Description

†10-kk	Employment Agreement dated as of January 1, 2002 between the Company and David L. Fleisher

†10-ll

Retirement Agreement effective as of April 30, 2002 between the Company and Klaus von Horde (Incorporated by reference to Exhibit 10-ll(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ll(1)	Restricted Stock Agreement (Incorporated by reference to Exhibit 10-ll(3) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ll(2)	Stock Option Award Agreement ($3.55) (Incorporated by reference to Exhibit 10-ll(4) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ll(3)	Stock Option Award Agreement ($1.50) (Incorporated by reference to Exhibit 10-ll(5) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-mm	Agreement dated as of July 7, 2003 between the Company and Jonathon P. Jansky (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-Q for the Quarter ended September 30, 2003)

10-aaa

Revolving Credit Agreement, dated as of December 5, 2002, among the Company, the lenders party thereto and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-aaa of the Company’s Form 10-K for the Year ended December 31, 2002)

10-aaa(1)

Security Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-aaa(1) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-aaa(2)

Pledge Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-aaa(2) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-aaa(3)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-aaa(3) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-aaa(4)

Indemnity, Subrogation and Contribution Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-aaa(4) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-aaa(5)

Guarantee Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-aaa(5) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-vvv

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

Amendment No. 1, dated as of March 3, 2003, to the Euro 55,000,000 Second Amended and Restated Credit Agreement dated as of September 6, 2002 between MEMC Electronic Materials, S.p.A. and TPG Wafer Partners LLC (Incorporated by reference to Exhibit 10-vvv(3) of the Company’s Form 10-K for the Year ended December 31, 2002)

Exhibit No.	Description

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

10-www(8)

Amendment No. 2, dated June 21, 2002, to the Revolving Credit Agreement, dated December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(8) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

10-www(9)

Amendment No. 1, dated as of March 3, 2003, to the Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(9) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-www(10)

Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit
10-www(10) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-www(11)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit
10-www(11) of the Company’s Form 10-K for the Year ended December 31, 2002)

Exhibit No.	Description

10-www(12)

Amendment No. 3 dated as of March 11, 2003, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(12) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-www(13)

Amendment No. 4 dated as of June 13, 2003, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(13) of the Company’s Form 10-Q for the Quarter ended June 30, 2003)

10-xxx

Reimbursement Agreement, dated as of December 21, 2001 by and among the Company, TPG Partners III, L.P., TCW/Crescent Mezzanine Partners III, L.P, TCW/Crescent Mezzanine Trust III, Green Equity Investors III, L.P. and Green Equity Investors Side III, L.P, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-xxx(1)

Amended and Restated Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-xxx(2)

Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-xxx(3)

Amended and Restated Indemnity, Subrogation and Contribution Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-xxx(4)

Amended and Restated Guarantee Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-xxx(5)

Amendment No. 1, dated as of March 3, 2003, to the Amended and Restated Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-xxx(5) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-xxx(6)

Amendment No. 1, dated as of March 3, 2003, to the Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-xxx(6) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-xxx(7)

Italian Supplement, dated as of March 3, 2003, to the Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-xxx(7) of the Company’s Form 10-K for the Year ended December 31, 2002)

Exhibit No.	Description

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

13	Pages 12 through 60 and page 62 of the Company’s 2003 Annual Report

18	Preferability Letter of KPMG LLP (Incorporated by reference to Exhibit 18 of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of these documents has been granted.
†	These exhibits constitute management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(b)  REPORTS ON FORM 8-K

During the fourth quarter of 2003, we filed the following current reports on Form 8-K:

Item 7 and Item 12 Form 8-K filed on October 27, 2003.

Item 5 and Item 7 Form 8-K filed on December 9, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC ELECTRONIC MATERIALS, INC.

By:	/S/ NABEEL GAREEB
Nabeel Gareeb President and Chief Executive Officer

Date:  March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ NABEEL GAREEB Nabeel Gareeb	President, Chief Executive Officer and Director (Principal executive officer)	March 15, 2004

/S/ THOMAS E. LINNEN Thomas E. Linnen	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 15, 2004

/S/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	March 15, 2004

/S/ JEAN-MARC CHAPUS Jean-Marc Chapus	Director	March 15, 2004

/S/ JOHN DANHAKL John Danhakl	Director	March 15, 2004

/S/ GENE J. FRANTZ Gene J. Frantz	Director	March 15, 2004

/S/ JOHN MARREN John Marren	Chairman of the Board of Directors	March 15, 2004

/S/ C. DOUGLAS MARSH C. Douglas Marsh	Director	March 15, 2004

/S/ WILLIAM E. STEVENS William E. Stevens	Director	March 15, 2004

/S/ WILLIAM D. WATKINS William D. Watkins	Director	March 15, 2004

/S/ JAMES B. WILLIAMS James B. Williams	Director	March 15, 2004

EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit No.	Description

10-aa	Consulting Agreement dated December 15, 2003 between the Company and Thomas P. Stiffler

10-cc	MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on January 26, 2004

10-dd	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on March 2, 2004

10-ee	Retirement Agreement dated December 29, 2003 between the Company and James M. Stolze

10-kk	Employment Agreement dated as of January 1, 2002 between the Company and David L. Fleisher

13	Pages 12 through 60 and page 62 of the Company’s 2003 Annual Report

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

INDEPENDENT AUDITORS’ REPORT

The Board of Directors

MEMC Electronic Materials, Inc.:

Under date of January 26, 2004, we reported on the consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholder’s equity (deficiency) and cash flows for the years ended December 31, 2003 and 2002 and the periods from January 1, 2001 through November 13, 2001 and from November 14, 2001 through December 31, 2001, as contained in the 2003 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in item 15 of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, MEMC changed its method of accounting for spare parts in 2003.

As discussed in note 2 to the Consolidated Financial Statements, MEMC’s former majority shareholder divested of its interests in MEMC to an unaffiliated investor group. The transaction has been accounted for as a purchase, and the investor group’s basis in MEMC has been pushed-down to the MEMC accounting records creating a new basis of accounting, effective November 13, 2001. As a result of the acquisition, the consolidated financial information for the period after the acquisition is presented on a different cost basis than that for the periods before the acquisition and, therefore, is not comparable.

/s/    KPMG LLP

St. Louis, Missouri

January 26, 2004

F-1

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts – Describe		Deductions – Describe		Balance at End of Period
	(Dollars in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2001	3,089	419		(115	)(a)	(52	)(b)	3,341
Year ended December 31, 2002	3,341	597		328	(a)	(972	)(b)	3,294
Year ended December 31, 2003	3,294	—		322	(a)	(1,208	)(b)	2,408
Allowance for obsolescence/lower of cost or market/other impairments:
Year ended December 31, 2001	10,531	16,152	(c)	(1,075	)(a)	(8,115	)(d)	17,493
Year ended December 31, 2002	17,493	2,704	(c)	(615	)(a)(e)	(8,421	)(d)	11,161
Year ended December 31, 2003	11,161	2,554	(c)	3,025	(a)(e)	(11,354	)(d)	5,386
Spare parts reserves:
Year ended December 31, 2001	6,428	3,060	(c)	723	(a)	(1,991	)(d)	8,220
Year ended December 31, 2002	8,220	3,449	(c)	1,603	(a)(e)	(3,099	)(d)	10,173
Year ended December 31, 2003	10,173	—		(2,411	)(a)(e)	(2,248	)(d)	5,514

(a)	Currency fluctuations
(b)	Write-off of uncollectible accounts
(c)	Charged to cost of goods sold
(d)	Write-off of inventory
(e)	Includes transfers between inventory and spare parts reserve

F-2