Form 10-Q
period 2004-03-31
MEMC ELECTRONIC MATERIALS INC
filed 2004-05-07
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004
Or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________________ to _______________________________

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

The number of shares of the registrant's common stock outstanding at April 30, 2004 was 207,767,413.

TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II--OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.
MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; Dollars in thousands, except share data)

		Three Months Ended March 31,
	2004	2003
Net sales	$228,760	$188,345
Cost of goods sold	155,417	134,143
Gross margin	73,343	54,202
Operating expenses:
Marketing and administration	17,188	14,094
Research and development	8,913	7,390
Operating income	47,242	32,718
Nonoperating (income) expense:
Interest expense	3,319	4,007
Interest income	(1,549)	(1,991)
Royalty income	(105)	(794)
Currency (gains) losses	(6,364)	2,607
Other, net	(1,793)	(443)
Total nonoperating (income) expense	(6,492)	3,386
Income before income taxes, equity in income (loss) of joint venture and minority interests	53,734	29,332
Income taxes	13,434	8,213
Income before equity in income (loss) of joint venture and minority interests	40,300	21,119
Equity in income (loss) of joint venture	(1,717)	1,063
Minority interests	(2,677)	(2,442)
Net income	$ 35,906 =======	$ 19,740 =======
Basic income per share	$ 0.17 =====	$ 0.10 =====
Diluted income per share	$ 0.16 =====	$ 0.09 =====
Weighted average shares used in computing basic income per share	207,192,291 =========	195,448,914 =========
Weighted average shares used in computing diluted income per share	222,131,836 =========	210,663,215 =========
See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands, except share data)
	March 31, 2004 (Unaudited)	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$122,679	$ 96,859
Short-term investments	17,938	33,838
Accounts receivable, less allowance for doubtful accounts of $1,851 and $2,408 in 2004 and 2003, respectively	119,245	103,020
Inventories	123,049	109,488
Prepaid and other current assets	31,541	22,140
Total current assets	414,452	365,345
Property, plant and equipment, net of accumulated depreciation of $191,736 and $164,266 in 2004 and 2003, respectively	361,553	270,367
Investment in joint venture	-	24,155
Deferred tax assets, net	22,360	20,248
Other assets	53,695	46,637
Total assets	$852,060 ========	$ 726,752 ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$ 86,901	$ 71,841
Accounts payable	91,910	95,178
Accrued liabilities	39,162	35,537
Customer deposits	11,476	15,655
Income taxes payable	1,892	3,002
Accrued wages and salaries	22,435	22,841
Total current liabilities	253,776	244,054
Long-term debt, less current portion	127,608	59,251
Pension and similar liabilities	129,978	126,401
Customer deposits	2,978	3,606
Other liabilities	41,572	35,690
Total liabilities	555,912	469,002
Minority interests	66,804	64,127
Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, 0 issued and outstanding at 2004 and 2003	-	-
Common stock, $.01 par value, 300,000,000 shares authorized, 208,398,268 and 207,878,032 issued at 2004 and 2003, respectively	2,084	2,079
Additional paid-in capital	151,673	150,095
Retained earnings	118,056	82,150
Accumulated other comprehensive loss	(36,097)	(33,338)
Deferred compensation	(2,198)	(2,916)
Treasury stock, 821,705 and 875,455 shares in 2004 and 2003, respectively	(4,174)	(4,447)
Total stockholders' equity	229,344	193,623
Total liabilities and stockholders' equity	$852,060 ========	$ 726,752 ========
See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income	$ 35,906	$ 19,740
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,921	8,757
Interest accretion	1,081	416
Minority interests	2,677	2,442
Equity in income (loss) of joint venture	1,717	(1,063)
Stock compensation	718	1,235
Working capital and other	(4,506)	(6,375)
Net cash provided by operating activities	47,514	25,152
Cash flows from investing activities:
Capital expenditures	(26,089)	(15,813)
Purchase of business, net of cash acquired	(57,226)	-
Proceeds from sale of property, plant and equipment	-	81
Net cash used in investing activities	(83,315)	(15,732)
Cash flows from financing activities:
Net short-term borrowings	(1,221)	(278)
Proceeds from issuance of long-term debt	60,014	-
Principal payments on long-term debt	(962)	(11,464)
Proceeds from issuance of common stock	1,856	580
Net cash provided by (used in) financing activities	59,687	(11,162)
Effect of exchange rate changes on cash and cash equivalents	1,934	(2,448)
Net increase (decrease) in cash and cash equivalents	25,820	(4,190)
Cash and cash equivalents at beginning of period	96,859	119,651
Cash and cash equivalents at end of period	$ 122,679 =======	$115,461 =======
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

(2) Significant Accounting Policies

Accounting Estimates

In connection with the adjustment to property, plant and equipment caused by the TPG contingent performance purchase price payment in August 2003 (see Note 13), effective with the third quarter of 2003, we reevaluated our accounting estimates related to the useful lives for most of our machinery and equipment, buildings and building improvements. As a result of this evaluation, we concluded that the useful lives of certain of our assets should be extended to better reflect their economic life. This reevaluation had a favorable impact on gross margin for the three month period ended March 31, 2004 of $2,200. The impact on net income was $1,800 for the three month period ended March 31, 2004. The impact on basic and diluted earnings per share was approximately 1 cent for the three month period ended March 31, 2004.

Stock-Based Compensation

We account for our stock-based compensation under Accounting Principles Board Opinion No. 25 (Opinion 25), "Accounting for Stock Issued to Employees", and related interpretations. We record compensation expense related to restricted stock awards over the vesting periods of the awards and reflect the unearned portion of deferred compensation as a separate component of stockholders' equity. We recognize compensation cost for fixed awards with ratable vesting in the period in which the awards are earned.

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

	Three Months Ended March 31,
	2004	2003
Net income, as reported	$35,906	$19,740
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	718	1,235
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(5,084)	(3,129)
Pro forma net income	$31,540 ======	$17,846 ======
Income per share:
Basic-as reported	$ 0.17	$ 0.10
Diluted-as reported	$ 0.16	$ 0.09
Basic-pro forma	$ 0.15	$ 0.09
Diluted-pro forma	$ 0.14	$ 0.08

A summary of our significant accounting policies is presented in our audited financial statements and related management's discussion and analysis for the fiscal year ended December 31, 2003 contained in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2003. See also management's discussion and analysis below.

(3) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly MEMC's financial position and results of operations and cash flows for the periods presented. We have presented the consolidated financial statements in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2003, which contains MEMC's audited financial statements for such year and the related management's discussion and analysis of financial condition and results of operations. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

 (4) Earnings per share

For the three month periods ended March 31, 2004 and 2003, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$35,906 ======	$35,906 ======	$19,740 ======	$19,740 ======
EPS denominator:
Weighted average shares outstanding	207,192,291	207,192,291	195,448,914	195,448,914
Warrants	-	11,534,830	-	11,036,036
Stock options	-	3,404,715	-	3,891,167
Weighted average restricted stock outstanding	-	-	-	287,098
Total shares	207,192,291 =========	222,131,836 ==========	195,448,914 =========	210,663,215 =========
Earnings per share	$0.17 =====	$0.16 =====	$ 0.10 ======	$ 0.09 ======

 At March 31, 2004, MEMC had outstanding 8,934,525 options and 16,666,667 warrants.

 (5) Inventories

Inventories consist of the following:	March 31, 2004	December 31, 2003
Raw materials and supplies	$ 17,706	$ 14,819
Goods in process	53,483	42,088
Finished goods	51,860	52,581
	$ 123,049 =======	$ 109,488 =======

(6) Comprehensive Income

Comprehensive income for the three months ended March 31, 2004 and 2003 was $33,147 and $19,951, respectively. MEMC's only adjustment from net income to comprehensive income was foreign currency translation adjustments in each period presented.

(7) Debt

Our short-term unsecured borrowings from banks total approximately $30,622 at March 31, 2004, under approximately $84,592 of short-term loan agreements.

We have long-term committed loan agreements of approximately $308,887 of which $183,887 is outstanding at March 31, 2004. Of the $308,887 committed long-term loan agreements, $3,417 is unavailable as it relates to the issuance of third party letters of credit. We are accreting the $50,000 senior subordinated secured notes up to their face value plus related stated interest over the six years preceding their maturity using the effective interest method. At March 31, 2004, the accreted value of these notes was approximately $3,101; however, the face value of these notes plus accrued stated interest was approximately $61,200 at March 31, 2004.

Of the long-term debt and the short-term borrowings, approximately $52,231 is owed by our Korean subsidiary, within South Korea, substantially all of which is due within the next year. Our Korean subsidiary had cash and cash equivalents and short-term investments at March 31, 2004 of approximately $96,470. Of this amount, approximately $53,000 is subject to regulatory approval on transferability outside South Korea. All of the debt in South Korea may be repaid by our Korean subsidiary at or prior to maturity without any regulatory approval.

(8) Income Taxes

For the three months ended March 31, 2004, we recognized income tax expense of $13,434, as compared to income tax expense of $8,213 for the three months ended March 31, 2003. Income tax expense for the U.S. and certain foreign subsidiaries in the 2004 first quarter relates to current taxes and foreign withholding taxes we expect to owe. As of March 31, 2004, our net operating loss carryforwards and deferred tax assets for these tax jurisdictions do not carry any value in our Consolidated Balance Sheet.

 (9) Benefit Plans

Net periodic benefit cost consists of the following:

	Three Months Ended March 31, 2004		Three Months Ended March 31, 2003

	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service cost	$ 982	$ 60	$ 769	$ 82
Interest cost	2,269	743	2,273	814
Expected return on plan assets	(1,440)	-	(1,381)	-
Amortization of service costs	1	-	1	-
Net actuarial loss	274	-	148	-
Net periodic benefit cost	$ 2,086 ======	$ 803 ======	$ 1,810 ======	$ 896 ======

(10) Commitments and Contingencies

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

(11) Acquisition

On January 30, 2004, we closed on the first of two closings of our acquisition of shares of Taisil Electronic Materials Corporation (Taisil) that we did not already own. The second of the two closings occurred on February 4, 2004. The acquisition was structured as a stock purchase for cash. The selling stockholders were China Steel Corporation, Chiao Tung Bank, China Development Industrial Bank and Robina Finance & Lease Corporation, Ltd. (Robina). The purchase price was negotiated on an arms-length basis and totaled approximately $60,000. This purchase price was net of approximately $7,000 that was paid by Robina to Taisil on February 4, 2004 simultaneously with our purchase of the Taisil shares from Robina. This amount was paid by Robina to Taisil in the form of a return of a deposit that Taisil had previously advanced to Robina at the time Robina originally acquired the Taisil shares. In order to finance the acquisition, we borrowed $60,000 under the Citibank/UBS Facility. We now own 99.95% of the outstanding shares of Taisil, with the remaining 0.05% being held by approximately 20 individuals who were participants in an earlier round of Taisil financing. As a result of these transactions, the financial results of Taisil were consolidated with MEMC effective as of February 1, 2004.

The table below reflects unaudited pro forma combined results of MEMC and Taisil as if the acquisition had occurred on January 1, 2003:

	(Dollars in thousands, except share data) Three Months Ended March 31,
	2004	2003
Net sales	$ 230,635	$ 203,502
Net income	35,897	20,371
Basic income per share	$ 0.17	$ 0.10
Diluted income per share	$ 0.16	$ 0.10

These unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of 2003. As discussed in Note 12 below, the results for the three months ended March 31, 2004 were affected by losses from a small fire at Taisil and the related business interruption insurance recovery.

(12) Business Interruption Insurance Recovery

In December 2003, Taisil experienced a small fire. As a result, Taisil incurred losses from property damage and business interruption in December 2003 and January 2004. Taisil recognized a business interruption insurance recovery relating to the fire of approximately $3,300. As the loss related to an event prior to the acquisition discussed in Note 11 above, 45% of the claim was recognized as income in our Consolidated Statement of Operations as Other, net in Nonoperating income (expense). The remaining 55% was included as an asset as part of the purchase accounting for our acquisition of the remaining interest in Taisil.

(13) TPG Contingent Performance Purchase Price Payment to E.ON

On November 13, 2001, an investor group led by Texas Pacific Group (TPG) purchased from E.ON and its affiliates (E.ON) all of E.ON's debt and equity holdings in MEMC for a nominal purchase price of 6 dollars. In addition, on that date MEMC and TPG restructured MEMC's debt acquired by TPG from E.ON. In connection with such transactions, we applied purchase accounting and pushed down TPG's nominal basis in MEMC to our accounting records, reflected in our consolidated financial statements subsequent to November 13, 2001.

In accordance with the terms and conditions of the purchase agreement between E.ON and TPG, TPG agreed to a contingent performance purchase price payment to E.ON based on MEMC's Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined, for fiscal year 2002. Due to the uncertainty as to which level of contingent performance purchase price might have been paid, if any, we did not consider this contingency in applying purchase accounting as of November 13, 2001.

On August 19, 2003, TPG agreed to pay E.ON $25,200 to settle their dispute over the amount of contingent performance purchase price owed by TPG to E.ON. The payment resulted in an increase in TPG's basis in MEMC that was pushed down to our accounting records. This increased our property, plant and equipment balance by approximately $26,100, increased the value of our investment in joint venture by approximately $1,100, and decreased our net deferred tax assets by approximately $2,000. Additionally, the value assigned to the common stock and warrants acquired by TPG was increased by approximately $23,500 and the value assigned to the senior subordinated secured notes held by TPG was increased by approximately $1,700.

We are accreting the senior subordinated secured notes up to their face value over their maturity using the effective interest method. Assuming the senior subordinated secured notes remain outstanding until their maturity, interest expense expected to be recorded in our Consolidated Statement of Operations related to the accretion of the notes and related stated interest expense is expected to be $3,900, $10,200, $26,400, and $55,600 in the years 2004 through 2007, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Taisil Acquisition.

On January 30, 2004, we closed on the first of two closings of our acquisition of shares of Taisil Electronic Materials Corporation (Taisil) that we did not already own. The second of the two closings occurred on February 4, 2004. The acquisition was structured as a stock purchase for cash. The purchase price was negotiated on an arms-length basis and totaled approximately $60,000. In order to finance the acquisition, we borrowed $60,000 under the Citibank/UBS Facility. We now own 99.95% of the outstanding shares of Taisil, with the remaining 0.05% being held by approximately 20 individuals who were participants in an earlier round of Taisil financing. As a result of these transactions, the financial results of Taisil were consolidated with MEMC effective as of February 1, 2004.

Net Sales.

Our net sales increased by 21% to $229 million in first quarter of 2004 from $188 million in the first quarter of 2003. This increase was primarily due to a 33% increase in product volumes, partially offset by an 8% decline in overall average selling prices. The decline in average selling prices was primarily the result of decreases in selling prices, partially offset by the favorable impact of currency fluctuations. Product volumes in the 2004 first quarter increased across all diameters as compared to the 2003 first quarter.

Taisil's financial results were consolidated with MEMC effective February 1, 2004. Approximately one-third of the increase in product volumes in the 2004 first quarter as compared to the 2003 first quarter was attributable to the financial consolidation of Taisil. See Note 11 of Notes to Consolidated Financial Statements herein.

Gross Margin.

In the 2004 first quarter, our gross margin was $73 million compared to $54 million in the 2003 first quarter. The improved gross margin was primarily a result of the higher product volumes and continued cost reductions, partially offset by the decline in average selling prices. Beginning July 1, 2003, we reevaluated the accounting estimates related to the useful lives for most of our machinery and equipment, buildings and building improvements. This had a $2 million favorable impact on 2004 first quarter gross margin. See Note 2 to the Consolidated Financial Statements herein.

Marketing and Administration.

Marketing and administration expenses increased to $17 million for the three months ended March 31, 2004 compared to $14 million for the three months ended March 31, 2003. A portion of this increase was due to freight expenses, which were reclassified from cost of goods sold to administration expense effective in the 2003 fourth quarter. The remainder of the increase was a result of the financial consolidation of Taisil, as well as increased efforts devoted to the sales, marketing and customer service areas to better serve our customers. As a percentage of net sales, marketing and administration expenses remained constant at 7.5% in both periods.

Research and Development.

Our research and development expenses increased in the three months ended March 31, 2004 to $9 million compared to $7 million in the year ago period. The increased expense was primarily related to increasing our capability for next-generation products to accommodate flatness, particle, purity and power dissipation requirements of our customers caused by their devices' smaller line widths. As a percentage of net sales, research and development expenses remained constant at 4% in both periods.

Operating Income.

Operating income increased to $47 million in the first quarter of 2004 compared to $33 million in the 2003 first quarter. The improved operating results were primarily a result of the increase in gross margin in the three month period ending March 31, 2004 as compared to the 2003 period.

Nonoperating (Income) Expense.

Interest Expense.

In the three months ended March 31, 2004, our interest expense remained relatively stable at $3 million, compared to $4 million for the three months ended March 31, 2003.

Royalty Income.

Substantially all of the royalty income relates to royalties received from Taisil. As a result of the financial consolidation of Taisil, these royalties were no longer recognized effective February 1, 2004.

Currency (Gains) Losses.

Currency gains in the three months ended March 31, 2004 were $6 million, compared to currency losses of $3 million in the 2003 period. The majority of the currency gains and losses was associated with the revaluation of a Yen-based intercompany loan. The currency gain resulted primarily from the significant strengthening of the Japanese Yen against the US Dollar in the three months ended March 31, 2004.

Other, Net.

In the three months ended March 31, 2004, our other nonoperating income (expense) increased to income of $2 million compared to income of less than $1 million in the three months ended March 31, 2003. This increase was primarily a result of a $1.5 million gain from a business interruption insurance recovery relating to a small fire at Taisil in December 2003, as discussed in Note 12 above.

Income Taxes.

For the three months ended March 31, 2004, we recognized income tax expense of $13 million, as compared to income tax expense of $8 million for the three months ended March 31, 2003. Income tax expense for the U.S. and certain foreign subsidiaries in the 2004 first quarter relates to current taxes and foreign withholding taxes we expect to owe. As of March 31, 2004, our net operating loss carryforwards and deferred tax assets for these tax jurisdictions do not carry any value in our Consolidated Balance Sheet. We expect the effective income tax rate to be approximately 25% for calendar year 2004.

Outlook.

We expect net sales in the 2004 second quarter to increase in the high single digit percentage range compared to the 2004 first quarter. In addition, we anticipate that our gross margin and our operating income as a percentage of net sales will continue to improve sequentially in the 2004 second quarter compared to the 2004 first quarter.

Liquidity and Capital Resources.

Accounts receivable of $119 million at March 31, 2004 increased $16 million from $103 million at December 31, 2003. This increase was primarily attributable to an increase in sales in the quarter ended March 31, 2004 compared to the quarter ended December 31, 2003. Days' sales outstanding were 48 at March 31, 2004 compared to 45 days at December 31, 2003 based upon annualized sales for the respective immediately preceding quarters. This increase in days sales outstanding was primarily attributable to the mix of customers.

Our inventories increased $14 million to $123 million at March 31, 2004 from $109 million at December 31, 2003. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, remained constant at five for the three month periods ended March 31, 2004 and December 31, 2003. At March 31, 2004, we had approximately $22 million of inventory held on consignment, compared to $25 million at December 31, 2003. Related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $5 million at March 31, 2004 and at December 31, 2003.

Our prepaid and current assets increased to $32 million at March 31, 2004 compared to $22 million at December 31, 2003, primarily as a result of the financial consolidation of Taisil, as well as the receivable related to the business interruption insurance recovery discussed in Note 12 above.

At December 31, 2003, our investment in joint venture related to our 45% interest in Taisil. Effective February 1, 2004, we acquired the remaining interest in Taisil, as discussed in Note 11 above, and Taisil was consolidated with MEMC's financial results.

Our net deferred tax assets totaled $25 million at March 31, 2004, compared to $20 million at December 31, 2003. We provide for income taxes on a quarterly basis based on an estimated annual effective income tax rate. We believe it is more likely than not that, with our projections of future taxable income and after consideration of the valuation allowance, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2004.

In the three months ended March 31, 2004, we generated $48 million of cash from operating activities, compared to $25 million in the three months ended March 31, 2003. This improvement was primarily due to our improved operating results.

As discussed in Note 12 above, Taisil experienced a small fire in December 2003. We expect to receive proceeds of approximately $3 million related to a business interruption insurance recovery and approximately $6 million in property damage insurance claims in the 2004 second quarter relating to this fire.

Our cash used in investing activities increased to $83 million in the three months ended March 31, 2004 compared to $16 million in the three months ended March 31, 2003, primarily as a result of the acquisition of the remaining interest in Taisil, as well as increased capital expenditures. At March 31, 2004, we had approximately $48 million of committed capital expenditures. Capital expenditures and committed capital expenditures in 2004 primarily related to increasing our capacity and capability for our next generation products by making incremental changes to our existing manufacturing facilities and manufacturing lines. The existing facilities may be modified to permit the manufacture of greater quantities of current products. Alternatively, with incremental improvements, the existing facilities may be modified to become capable of manufacturing next generation products.

Cash provided by financing activities increased to $60 million in the three months ended March 31, 2004 compared to cash used in financing activities of $11 million in the three months ended March 31, 2003. The increase in cash provided by financing activities was primarily related to our acquisition of the remaining interest in Taisil in the 2004 first quarter, versus the repayment of long-term debt for the three months ended March 31, 2003.

Our unsecured short-term borrowings total approximately $31 million at March 31, 2004, under approximately $85 million of short-term loan agreements. We have long-term committed loan agreements of approximately $309 million, of which $184 million is outstanding at March 31, 2004. Of the $309 million committed long-term loan agreements, $3 million is unavailable as it relates to the issuance of third party letters of credit. Our weighted average cost of borrowing, excluding accretion, was 3.5% at March 31, 2004 and 4.1% at December 31, 2003. Our total debt to capital ratio at March 31, 2004 was 42%, compared to 34% at December 31, 2003.

Of the long-term debt and the short-term borrowings, approximately $52 million is owed by our Korean subsidiary, within South Korea, substantially all of which is due within the next year. Our Korean subsidiary had cash and cash equivalents and short-term investments at March 31, 2004 of approximately $96 million. Of this amount, approximately $53 million is subject to regulatory approval on transferability outside South Korea. All of the debt in South Korea may be repaid by our Korean subsidiary at or prior to maturity without any regulatory approval.

As a result of the restructuring of MEMC's debt in 2001, an investor group led by Texas Pacific Group (TPG) acquired $50 million in principal amount of our senior subordinated secured notes maturing in November 2007. On August 19, 2003 TPG agreed to pay E.ON $25 million to settle their dispute over the amount of contingent performance purchase price owed by TPG to E.ON. The payment resulted in an increase in TPG's basis in MEMC that was pushed down to our accounting records. This increased the value of these notes by approximately $2 million. We are accreting the senior subordinated secured notes up to their face value over their maturity using the effective interest method. Assuming these notes remain outstanding until their maturity, interest expense expected to be recorded in our Consolidated Statement of Operations related to accretion of the notes and related stated interest expense is expected to be $4 million, $10 million, $26 million, and $56 million in the years 2004 through 2007, respectively. In the event these notes are redeemed prior to their maturity, on the redemption date we will recognize interest expense equal to the remaining unaccreted face value of the notes and the related accrued but unpaid stated interest. At March 31, 2004, the accreted value of these notes was approximately $3 million; however, the face value of these notes plus accrued stated interest was approximately $61 million.

As part of the purchase and restructuring transactions, TPG committed to provide a five-year $150 million revolving credit facility to MEMC. That revolving credit facility was replaced with a five-year $150 million revolving credit facility from Citibank/UBS (the Citibank/UBS Facility), guaranteed by TPG. Loans under this facility bear interest at a rate of LIBOR plus 1.5% or an alternate base rate plus 0.5% per annum. At March 31, 2004, our borrowings under this credit facility totaled approximately $60 million. However, credit available under the facility has been reduced by $3 million related to the issuance of third party letters of credit.

TPG has also provided us with a five-year $35 million revolving credit facility (the TPG Facility) bearing interest at a rate of LIBOR plus 10% or an alternate base rate plus 9%. As a condition to any borrowings under the TPG Facility, we must have borrowed all amounts available under the Citibank/UBS Facility. The commitments under the TPG Facility terminate and any outstanding loans under the facility, together with any accrued interest thereon, will become due and payable upon the closing and funding of a debt or equity financing in which the net proceeds to MEMC equal or exceed $100 million. At March 31, 2004, we had no outstanding balance against the TPG Facility.

The Citibank/UBS Facility, the TPG Facility, and the indenture for our senior subordinated secured notes contain certain highly restrictive covenants, including covenants to maintain minimum quarterly consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined; minimum monthly consolidated backlog; minimum monthly consolidated revenues; maximum annual capital expenditures; and other covenants customary for revolving loans and indentures of this type and size. The minimum quarterly consolidated EBITDA covenant is $30 million, $33 million, and $35 million in the second, third and fourth quarters of 2004, respectively. Thereafter, the minimum quarterly consolidated EBITDA covenant progressively increases to $44 million, $52 million and $60 million in the last quarter of 2005, 2006 and 2007, respectively. The minimum monthly consolidated backlog covenant was 58 million square inches (msi) in January 2004, progressively increasing to 63 msi, 74 msi, 81 msi and 92 msi in the last month of 2004, 2005, 2006 and 2007, respectively. The minimum monthly consolidated revenue covenant was $61 million in January 2004, progressively increasing to $67 million, $76 million, $84 million and $92 million in the last month of 2004, 2005, 2006 and 2007, respectively. Finally, the maximum annual capital expenditures covenant is $55 million for each of the years 2004 through 2007. For 2004, our lenders have consented to increase the covenant for maximum annual capital expenditures to $150 million. In the event that we violate these covenants, which in our highly cyclical industry could occur in a sudden or sustained downturn, the loan commitments under the revolving credit facilities may terminate and the loans and accrued interest then outstanding under the facilities and the senior subordinated secured notes and related accrued interest may be due and payable immediately. At March 31, 2004, we were in compliance with all of these debt covenants.

The Citibank/UBS Facility is guaranteed by TPG. The various guaranties terminate in November 2004 and November 2005, prior to the expiration of the Citibank/UBS Facility. In addition, each guarantor may terminate its guaranty for any reason. In the event that a guarantor terminates its guaranty, or does not renew its guaranty and in the case of a non-renewal the lenders have not received cash collateral or a replacement guaranty executed by a replacement guarantor satisfactory to the lenders, then the loan commitments under the revolving credit facility will terminate and we will be required to repay all outstanding loans and accrued interest under this facility. Likewise, if any guarantor defaults under its guaranty, then the guarantor's default will constitute an event of default under this revolving credit facility. In such event, the loan commitments under this revolving credit facility may terminate and the loans and accrued interest under the facility may be due and payable immediately.

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

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. MEMC's significant accounting policies are more fully discussed in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2003.

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

To revalue our assets and liabilities, we first estimated their fair market values. To the extent the fair market value differed from the book value, 89.4% of that difference was recorded as an adjustment to the carrying value of the respective asset or liability. To the extent the adjusted net carrying value of assets and liabilities exceeded the pushed down basis of TPG's investment in MEMC, negative goodwill was generated. The negative goodwill was then allocated to the bases of existing goodwill and other identifiable intangible assets, investment in joint venture, and property, plant and equipment.

In accordance with terms and conditions of the purchase agreement between E.ON and TPG, TPG agreed to a contingent performance purchase price payment to E.ON based on MEMC's Earnings Before Interest, Taxes, Depreciation and Amortization, as defined, for fiscal year 2002. On August 19, 2003, TPG agreed to pay E.ON $25 million to settle their dispute over the amount of contingent performance purchase price owed by TPG to E.ON. The payment resulted in an increase in TPG's basis in MEMC that was pushed down to our accounting records. We allocated the $25 million payment to our assets proportionately as a reversal of a portion of the write-down originally recorded in November 2001. We allocated the payment to our liabilities and equity in proportion to all instruments issued in conjunction with the original transaction. To the extent that the instruments were no longer in existence, as in the case of the 55 million Euro note, we allocated the related credit to additional paid-in capital. We determined the allocations to the various instruments based on their relative values at November 2001, using the traded value for common stock, the stated value for the debt, the if-converted value for the preferred stock, and the Black-Scholes options valuation for the warrants. This increased our property, plant and equipment and the value of our investment in joint venture and decreased our net deferred tax assets. Additionally, the value assigned to the common stock and warrants acquired by TPG was increased, and the value assigned to the senior subordinated secured notes held by TPG was increased.

Inventory

The valuation of inventory requires us to estimate excess and obsolete inventory. The determination of the value of excess and obsolete inventory is based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property, Plant and Equipment

We depreciate our land improvements, building and building improvements, and machinery and equipment evenly over the assets' estimated useful lives. Changes in circumstances such as technological advances, changes in our business model, or changes in our capital strategy could result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of property, plant and equipment should be shortened or lengthened, we depreciate the net book value over its remaining useful life.

Income Taxes

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) and deferred tax liabilities (generally items that we received a tax deduction for, but have not yet been recorded in the Consolidated Statement of Operations). We regularly review our deferred tax assets for realizability and establish a valuation allowance when we believe it is more likely than not that some items recorded as deferred tax assets will not be realized, taking into consideration historical net income (losses), projected future income (losses) and the expected timing of the reversals of existing temporary differences.

We provide for U.S. income taxes, net of available foreign tax credits, on earnings of consolidated international subsidiaries that we plan to remit to the U.S. We do not provide for U.S. income taxes on the remaining earnings of these subsidiaries, as we expect to reinvest these earnings overseas or we expect the taxes to be minimal based upon available foreign tax credits.

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

Employee-related Liabilities

We have a long-term liability for our defined benefit pension plans. Our pension obligation is funded in accordance with provisions of federal law.

Our pension liability is actuarially determined, and we use various actuarial assumptions, including the discount rate, rate of salary increase, and expected return on assets, to estimate our costs and obligations. If our assumptions do not materialize as expected, expenditures and costs that we incur could differ from our current estimates.

Revenue Recognition

We record revenue from product sales when the goods are shipped and title passes to the customer. Our wafers are made to customer specifications at plant sites that have been pre-qualified by the customer. We conduct rigorous quality control and testing procedures to ensure that the finished wafers meet the customer's specifications before the product is shipped.

Stock-based Compensation

We account for our stock-based compensation under Accounting Principles Board Opinion No. 25 (Opinion 25), Accounting for Stock Issued to Employees, and related interpretations. We record compensation expense related to restricted stock awards over the vesting periods of the awards and reflect the unearned portion of deferred compensation as a separate component of stockholders' equity. We recognize compensation cost for fixed awards with vesting evenly over the period in which the awards are earned.

No compensation cost has been recognized for non-qualified stock options granted under the plans when the exercise price of the stock options equals the market price on the date of the grant. Compensation expense equal to the intrinsic value of the options has been recognized for options granted at a price below the market price on the date of the grant.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement affects the classification, measurement and disclosure requirements of certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 was effective for us for instruments entered into or modified after May 31, 2003 and otherwise was effective as of January 1, 2004, except for mandatory redeemable financial instruments. For certain mandatory redeemable financial instruments, SFAS No. 150 will be effective for us on January 1, 2005. The effective date has been deferred indefinitely for certain other types of mandatory redeemable financial instruments. We do not believe the implementation of SFAS No. 150 will have a material effect on our financial condition or results of operations.

In December 2003, the FASB issued Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (VIEs), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We are required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. We do not believe the implementation of FIN 46R will have a material effect on our financial condition or results of operations.

In December 2003, the FASB issued SFAS No. 132 (revised 2003), Employers' Disclosures about Pensions and Other Postretirement Benefits. This statement provides for additional disclosures regarding pension and other postretirement benefits, generally effective for financial statements with fiscal years ending after December 15, 2003. We have adopted the disclosure requirements of SFAS No. 132 (revised) effective December 31, 2003, as applicable.

 Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains "forward-looking" statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our expectation that our effective income tax rate in 2004 will be approximately 25%; our expectation that our net sales in the 2004 second quarter will increase in the high single digit percentage range compared to the 2004 first quarter; our anticipation that our gross margin and our operating income as a percentage of net sales will continue to improve sequentially in the 2004 second quarter compared to the 2004 first quarter; our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing as of March 31, 2004; our expectation that we will receive approximately $3 million in a business interruption insurance recovery and approximately $6 million in property damage insurance claims in the 2004 second quarter relating to the fire at Taisil; the interest expense we expect to record in our Consolidated Statement of Operations related to accretion of our senior subordinated secured notes in each of the years 2004 through 2007; our belief that we have the financial resources needed to meet business requirements for the next twelve months including capital expenditure and working capital requirements; and our belief that the implementation of SFAS No. 150 and FIN 46R will not have a material effect on our financial condition or results of operations. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for wafers and semiconductors; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment; general economic conditions; the accuracy of our assumptions regarding future taxable income; actions by our competitors, customers and suppliers; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in interest and currency exchange rates; changes in the composition of worldwide taxable income; and other risks described in MEMC's filing with the Securities and Exchange Commission, including MEMC's annual report on Form 10-K for the year ended December 31, 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Market risks relating to our operations result primarily from changes in interest rates and changes in foreign exchange rates. We enter into currency forward contracts to minimize our transactional currency risks. We do not use derivative financial instruments for speculative or trading purposes. There have been no significant changes in our holdings of interest rate sensitive or foreign currency exchange rate sensitive instruments since December 31, 2003.

At March 31, 2004, we had unhedged Yen exposure represented by a loan to our wholly owned Japanese subsidiary, of approximately $139 million and a $56 million unhedged Won exposure represented by our Korean subsidiary's net Won financial assets. Our Korean subsidiary utilizes the U.S. Dollar as its functional currency.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a - 15(e) and 15d - 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of March 31, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There have been no significant changes in our internal control over financial reporting (as defined in Rule 13a - 15(f) under the Exchange Act) that occurred during the first quarter of 2004 that have materially affected or are reasonably likely to materially affect MEMC's internal control over financial reporting.

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

3-(i)(a)

Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company's Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)

Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company's Form 10-Q for the Quarter ended September 30, 2002)

3-(ii)	Restated By-laws of the Company

4-a

Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent, and Form of Note attached as an exhibit thereto (incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K dated January 14, 2002)

4-a(1)

Security Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(2)

Pledge Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(3)

Indemnity, Subrogation and Contribution Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.4 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(4)

Guarantee Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.5 of the Company's Current Report on Form 8-K dated November 28, 2001)

4-a(5)

Amendment No. 1, dated as of March 21, 2002, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent (incorporated by reference to Exhibit 4-(a)(5) of the Company's Form 10-Q for the Quarter ended March 31, 2002)

4-a(6)

Amendment No. 2, dated as of March 3, 2003, to Amended and Restated Indenture, dated as of December 31, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc. as collateral agent (incorporated by reference to Exhibit 4-(a)(6) of the Company's Form 10-K for the Year ended December 31, 2002)

4-a(7)

Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed in Schedule I thereto, and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-(a)(7) of the Company's Form 10-K for the Year ended December 31, 2002)

4-a(8)

Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-(a)(8) of the Company's Form 10-K for the Year ended December 31, 2002)

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

(b) Reports on Form 8-K

During the first quarter of 2004, we filed the following current reports on Form 8-K:

1. Item 7 and Item 12 Form 8-K filed on January 27, 2004.
2. Item 5 and Item 7 Form 8-K filed on February 12, 2004.
3. Item 2 and Item 7 Form 8-K filed on February 17, 2004.
4. Item 7 Form 8-K/A filed on March 26, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.
May 7, 2004	/s/ Thomas E. Linnen Name: Thomas E. Linnen Title: Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.
Number
Exhibit	Description

3-(ii)	Restated By-laws of the Company.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.