Form 10-K/A
period 2003-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2004-06-23
CIK 945436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-13828

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

The number of shares outstanding of the registrant’s Common Stock as of May 1, 2004 was 207,784,214 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s 2003 Annual Report (Part II)

2. Portions of the registrant’s 2004 Proxy Statement (Part III)

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A for the fiscal year ended December 31, 2003 of MEMC Electronic Materials, Inc. is being filed to include the financial statements of Taisil Electronic Materials Corporation for the fiscal year ended December 31, 2003, as required by Rule 3-09 of Regulation S-X. During 2003, we owned 45% of Taisil Electronic Materials Corporation. No other information contained in the Form 10-K for the fiscal year ended December 31, 2003 has been updated or amended by this Amendment No. 1.

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

Consolidated Statements of Operations —Years Ended December 31, 2003 and 2002, Period from January 1,2001 through November 13, 2001, and Period from November 14, 2001 through December 31, 2001.

Consolidated Balance Sheets —December 31, 2003 and 2002.

Consolidated Statements of Cash Flows —Years Ended December 31, 2003 and 2002, Period from January 1, 2001 through November 13, 2001, and Period from November 14, 2001 through December 31, 2001.

Consolidated Statements of Stockholders’ Equity (Deficiency)—Years Ended December 31, 2003 and 2002, Period from January 1, 2001 through November 13, 2001, and Period from November 14, 2001 through December 31, 2001.

Notes to Consolidated Financial Statements.

Independent Auditors’ Report.

The following financial statements of Taisil Electronic Materials Corporation, as required by Rule 3-09 of Regulation S-X, appearing herein:

3. Exhibits

Exhibit No.	Description
2-a	Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

2-b	Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3-(i)	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (Incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (Incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3-(ii)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

4-a	Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent, and Form of Note attached as an exhibit thereto (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 14, 2002)

4-a(1)	Security Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(2)	Pledge Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(3)	Indemnity, Subrogation and Contribution Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(4)	Guarantee Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (Incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-(a)(5)	Amendment No. 1, dated as of March 21, 2002, to Amended and Restated Indenture, dated as of December 31, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc. as collateral agent (Incorporated by reference to Exhibit 4-(a)(5) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

4-(a)(6)	Amendment No. 2, dated as of March 3, 2003, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent (Incorporated by reference to Exhibit 4-(a)(6) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-(a)(7)	Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 4-(a)(7) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-(a)(8)	Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 14-(a)(8) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-b	Form of Warrant Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

Exhibit No.	Description
10-a	Share Sale and Purchase Agreement dated January 16, 2004 by and among the Company, China Steel Corporation, China Development Industrial Bank and Chiao Tung Bank (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 30, 2004)

10-b	Letter of Exercise of Call Option by Taisil Electronic Materials Corporation to Robina Finance & Leasing Corporation, Ltd. dated February 3, 2004 (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated January 30, 2004)

10-c	Joint Venture Agreement dated August 28, 1990 among the Company, Pohang Iron and Steel Company, Ltd. (“POSCO”) and Samsung Electronics Company, Ltd. (“Samsung”) (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10-c(1)	First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10-c(2)	Second Amendment to Joint Venture Agreement dated December 30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

* 10-d	Technical Agreement dated December 19, 1990 between the Company and MEMC Korea Company (“MKC”) (formerly, POSCO HÜLS Company Ltd.) (Incorporated by reference to Exhibit 10-d of the Company’s Form 10-K for the Year ended December 31, 1998)

* 10-d(1)	Amendment to Technical Agreement dated as of January 1, 1995 between the Company and MKC (Incorporated by reference to Exhibit 10-g of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10-d(2)	Second Amendment to Technical Agreement effective as of September 30, 1998 between the Company and MKC (Incorporated by reference to Exhibit 10-g(1) of the Company’s Current Report on Form 8-K dated October 22, 1998)

* 10-d(3)	Third Amendment to Technical Agreement effective as of October 1, 1998 by and between the Company and MKC (Incorporated by reference to Exhibit 10-d(3) of the Company’s Form 10-K for the Year Ended December 31, 1998)

* 10-e	Shareholder’s Agreement dated as of May 16, 1995 between the Company, MEMC Southwest Inc. (“MEMC Southwest”) and Texas Instruments Incorporated (“TI”) (Incorporated by reference to Exhibit 10-h of Amendment No. 4 to the Company’s Form S-1 Registration Statement No. 33-92412)

* 10-e(1)	Second Amendment to Shareholders’ Agreement dated as of April 1, 2000 by and among the Company, MEMC Southwest and TI (Incorporated by reference to Exhibit 10-e(1) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

* 10-f	TI Purchase Agreement dated as of June 30, 1995 between the Company, MEMC Southwest and TI (Incorporated by reference to Exhibit 10-i of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

* 10-f(1)	Amendment to TI Purchase Agreement dated as of June 5, 1997, between MEMC Southwest and TI (Incorporated by reference to Exhibit 10-i of the Company’s Form 10-Q for the Quarter ended June 30, 1997)

* 10-f(2)	First Amendment to TI Purchase Agreement dated as of April 1, 2000, by and among the Company, MEMC Southwest and TI (Incorporated by reference to Exhibit 10-f(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

* 10-h	Technology Transfer Agreement dated as of June 30, 1995, between the Company, TI and MEMC Southwest (Incorporated by reference to Exhibit 10-k of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

10-i	Registration Rights Agreement by and among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein, dated as of November 3, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10-i(1)	Amendment to Registration Rights Agreement dated July 15, 2002, among the Company, TPG Wafer Holdings LLC and Guarantors specified therein (Incorporated by reference to Exhibit 10-i(1) of the Company’s Form 10-Q for the quarter ended September 30, 2002)

Exhibit No.	Description
10-i(2)	Amendment No. 2 to Registration Rights Agreement dated November 14, 2002, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(2) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-i(3)	Amendment No. 3 to Registration Rights Agreement dated February 17, 2003, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(3) of the Company’s Form 10-Q for the quarter ended March 31, 2003)

10-i(4)	Amendment No. 4 to Registration Rights Agreement dated August 31, 2003, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(4) of the Company’s Form 10-Q for the quarter ended September 30, 2003)

10-j	Form of Master Reserve Volume Agreement (Incorporated by reference to Exhibit 10-m of the Company’s Form 10-K for the Year ended December 31, 1995)

10-k	Management Advisory Agreement between the Company and TPG GenPar III, L.P., dated as of November 13, 2001 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10-m	MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company’s Form 10-K for the Year ended December 31, 1995)

* 10-n	Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

* 10-o	Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10-p	Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10-p(1)	Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation (Incorporated by reference to Exhibit 10-nn(1) of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

† 10-aa	Consulting Agreement dated December 15, 2003 between the Company and Thomas P. Stiffler

† 10-bb	MEMC Supplemental Executive Pension Plan 2002 Restatement (Incorporated by reference to Exhibit 10-bb of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

† 10-cc	MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on January 26, 2004

† 10-cc(2)	Form of Stock Option and Restricted Stock Agreement (Incorporated by reference to Exhibit 10-t(1) of the Company’s Form 10-K for the Year ended December 31, 1995)

† 10-cc(3)	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company’s Form 10-K for the Year ended December 31, 1995)

† 10-cc(4)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company’s Form 10-K for the Year ended December 31, 1995)

† 10-cc(5)	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

† 10-cc(6)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

† 10-cc(7)	Form of Stock Option Agreement (Non-employee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

† 10-cc(8)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-cc(7) of the Company’s Form 10-K for the Year ended December 31, 1999)

† 10-cc(9)	Form of Stock Option Agreement (4-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(9) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

Exhibit No.	Description
† 10-cc(10)	Form of Stock Option Agreement (2-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(10) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

† 10-cc(11)	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(11) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

† 10-cc(12)	Form of Stock Option Agreement (Outside Directors) (Incorporated by reference to Exhibit 10-cc(12) of the Company’s Form 10-K for the Year ended December 31, 2002)

† 10-dd	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on March 2, 2004

† 10-dd(1)	Form of Stock Option Agreement (4 year vesting) (Incorporated by reference to Exhibit 10-dd(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

† 10-dd(2)	Form of Stock Option Agreement (7 year cliff vesting) (Incorporated by reference to Exhibit 10-dd(2) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

† 10-dd(3)	Form of Stock Option Agreement (end of contract vesting) (Incorporated by reference to Exhibit 10-dd(3) of the Company’s Form 10-K for the Year ended December 31, 2002)

† 10-ee	Retirement Agreement dated December 29, 2003 between the Company and James M. Stolze

† 10-ff	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

† 10-gg	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

† 10-ii	Employment Agreement effective as of March 26, 2002 between the Company and Nabeel Gareeb (Incorporated by reference to Exhibit 10-ii of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

† 10-ii(1)	Stock Option Grant Agreement (2002 Service Option) (Incorporated by reference to Exhibit 10-ii(1) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

† 10-ii(2)	Stock Option Grant Agreement (Four Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

† 10-ii(3)	Stock Option Grant Agreement (Seven Year Vesting) (Incorporated by reference to Exhibit 10-ii(3) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

† 10-jj	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

† 10-jj(1)	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

† 10-kk	Employment Agreement dated as of January 1, 2002 between the Company and David L. Fleisher

† 10-ll	Retirement Agreement effective as of April 30, 2002 between the Company and Klaus von Horde (Incorporated by reference to Exhibit 10-ll(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

† 10-ll(1)	Restricted Stock Agreement (Incorporated by reference to Exhibit 10-ll(3) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

† 10-ll(2)	Stock Option Award Agreement ($3.55) (Incorporated by reference to Exhibit 10-ll(4) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

† 10-ll(3)	Stock Option Award Agreement ($1.50) (Incorporated by reference to Exhibit 10-ll(5) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

† 10-mm	Agreement dated as of July 7, 2003 between the Company and Jonathon P. Jansky (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-Q for the Quarter ended September 30, 2003)

10-aaa	Revolving Credit Agreement, dated as of December 5, 2002, among the Company, the lenders party thereto and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-aaa of the Company’s Form 10-K for the Year ended December 31, 2002)

10-aaa(1)	Security Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-aaa(1) of the Company’s Form 10-K for the Year ended December 31, 2002)

Exhibit No.	Description
10-aaa(2)	Pledge Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-aaa(2) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-aaa(3)	Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-aaa(3) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-aaa(4)	Indemnity, Subrogation and Contribution Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-aaa(4) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-aaa(5)	Guarantee Agreement, dated as of March 3, 2003, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-aaa(5) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-vvv	Euro 55,000,000 Second Amended and Restated Credit Agreement dated as of September 6, 2002 between MEMC Electronic Materials, S.p.A. and TPG Wafer Partners LLC (Incorporated by reference to Exhibit 10-vvv of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

10-vvv(1)	Guaranty Agreement dated as of September 6, 2002 between the Company and TPG Wafer Partners LLC (Incorporated by reference to Exhibit 10-vvv(1) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

10-vvv(2)	Amendment No. 1, dated as of March 3, 2003, to the Euro 55,000,000 Second Amended and Restated Credit Agreement dated as of September 6, 2002 between MEMC Electronic Materials, S.p.A. and TPG Wafer Partners LLC (Incorporated by reference to Exhibit 10-vvv(3) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-www	Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-www(1)	Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-www(2)	Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-www(3)	Indemnity, Subrogation and Contribution Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-www(4)	Guarantee Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-www(5)	Amendment No. 1, dated as of March 21, 2002, to the Revolving Credit Agreement, dated as of December 21, 2002, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(5) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

10-www(6)	Omnibus Amendment Agreement dated January 25, 2002, among the Company, Citicorp USA, Inc., and the other signatories thereto (Incorporated by reference to Exhibit 10-www(6) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

10-www(7)	Omnibus Amendment Agreement No. 2 dated March 27, 2002, among the Company, Citicorp USA, Inc., and the other signatories thereto (Incorporated by reference to Exhibit 10-www(7) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

10-www(8)	Amendment No. 2, dated June 21, 2002, to the Revolving Credit Agreement, dated December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(8) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

Exhibit No.	Description
10-www(9)	Amendment No. 1, dated as of March 3, 2003, to the Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(9) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-www(10)	Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(10) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-www(11)	Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(11) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-www(12)	Amendment No. 3 dated as of March 11, 2003, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(12) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-www(13)	Amendment No. 4 dated as of June 13, 2003, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(13) of the Company’s Form 10-Q for the Quarter ended June 30, 2003)

10-xxx	Reimbursement Agreement, dated as of December 21, 2001 by and among the Company, TPG Partners III, L.P., TCW/Crescent Mezzanine Partners III, L.P, TCW/Crescent Mezzanine Trust III, Green Equity Investors III, L.P. and Green Equity Investors Side III, L.P, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-xxx(1)	Amended and Restated Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-xxx(2)	Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-xxx(3)	Amended and Restated Indemnity, Subrogation and Contribution Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-xxx(4)	Amended and Restated Guarantee Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-xxx(5)	Amendment No. 1, dated as of March 3, 2003, to the Amended and Restated Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-xxx(5) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-xxx(6)	Amendment No. 1, dated as of March 3, 2003, to the Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-xxx(6) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-xxx(7)	Italian Supplement, dated as of March 3, 2003, to the Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-xxx(7) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-zzz	Termination and Funding Agreement, dated as of December 21, 2001, by and among the Company, TPG Wafer Credit Partners LLC, T(3) Partners II, L.P., T(3) Parallel II, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, Green Equity Investors III, L.P., Green Equity Investors Side III, L.P., and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated January 14, 2002)

Exhibit No.	Description
13	Pages 12 through 60 and page 62 of the Company’s 2003 Annual Report

18	Preferability Letter of KPMG LLP (Incorporated by reference to Exhibit 18 of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

21	Subsidiaries of the Company

** 23.1	Consent of KPMG LLP

** 23.2	Consent of KPMG Certified Public Accountants

** 31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

** 32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of these documents has been granted.
**	Filed herewith.
†	These exhibits constitute management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

(b) REPORTS ON FORM 8-K

During the fourth quarter of 2003, we filed the following current reports on Form 8-K:

Item 7 and Item 12 Form 8-K filed on October 27, 2003.

Item 5 and Item 7 Form 8-K filed on December 9, 2003.

Report of Independent Registered Public Accounting Firm

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the accompanying financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Taisil Electronic Materials Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the Republic of China.

Accounting principles generally accepted in the Republic of China vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such difference is presented in note 16 of the financial statements.

/s/ KPMG Certified Public Accountants

Taipei, Taiwan (the Republic of China)

January 17, 2003

TAISIL ELECTRONIC MATERIALS CORPORATION

BALANCE SHEETS

December 31, 2003 and 2002

(expressed in thousands of US dollars)

	2003	2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (note 4)	$9,595	12,279
Short-term investments (note 5)	4,183	2,208
Notes and accounts receivable, net of allowance for sales returns and discounts of $79 and $509 in 2003 and 2002, respectively (note 6 )	6,799	9,756
Receivables from related parties (note 3)	3,982	398
Other current financial assets (note 14)	145	142
Inventories, net (note 7)	13,545	12,534
Prepayments and other current assets (note 3)	2,396	866
Deferred income tax, net (note 13)	2,238	971

Total current assets	42,883	39,154

Property, plant and equipment (notes 3, 8 and 14):
Buildings	51,902	51,885
Machinery and equipment	239,711	237,024
Furniture and fixtures	5,487	7,088

	297,100	295,997
Less: accumulated depreciation	(198,267)	(184,785)
Prepayments for equipment	3,972	5,397

Net property, plant, and equipment	102,805	116,609

Other assets:
Deferred technology fees (note 3)	319	820
Deferred income tax, net (note 13)	1,066	1,990
Other assets (note 14)	6,891	6,712

Total other assets	8,276	9,522

	$153,964	165,285

See accompanying notes to financial statements

TAISIL ELECTRONIC MATERIALS CORPORATION

BALANCE SHEETS (Continued)

December 31, 2003 and 2002

(expressed in thousands of US dollars, except par value)

	2003	2002
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans (note 9)	$11,879	21,366
Short-term bills payable (note 9)	881	12,057
Current portion of long-term loans (notes 3, 10 and 14)	656	6,404
Notes and accounts payable (note 3)	5,958	2,605
Payables for construction in progress and prepayments for equipment	464	1,264
Accrued expenses and other current liabilities (note 3)	6,184	5,449

Total current liabilities	26,022	49,145

Long-term loans (notes 3, 10 and 14)	7,018	5,425
Accrued pension liabilities (note 11)	2,187	1,743

Total liabilities	35,227	56,313

Commitments and contingent liabilities (note 15)
Stockholders’ equity (note 12):
Common stock - par value NT$10	130,913	130,913
Accumulated deficit	(12,176)	(21,941)

Total stockholders’ equity	118,737	108,972

	$153,964	165,285

See accompanying notes to financial statements.

TAISIL ELECTRONIC MATERIALS CORPORATION

STATEMENTS OF OPERATIONS

Years ended December 31, 2003, 2002 and 2001

(expressed in thousands of US dollars, except for per share data)

	2003	2002	2001
	(unaudited)		(unaudited)
Net sales (note 3)	$81,614	78,345	83,546
Cost of goods sold (note 3)	66,360	67,164	72,208

Gross margin	15,254	11,181	11,338

Operating expenses:
Selling, general and administrative	3,998	7,417	7,822
Research and development	1,291	1,413	1,711

	5,289	8,830	9,533

Operating income	9,965	2,351	1,805

Non-operating income (expense):
Interest income	95	175	665
Interest expense (note 3)	(827)	(2,096)	(5,370)
Gain (loss) on foreign exchange, net	(280)	(611)	2,635
Other income, net	1,273	1,089	1,082

	261	(1,443)	(988)

Income before income tax	10,226	908	817
Income tax expense (benefit) (note 13)	(273)	3,842	7,426

	10,499	(2,934)	(6,609)
Casualty loss - net (note 8)	(734)	—	—

Net income (loss)	$9,765	(2,934)	(6,609)

Earnings (loss) per common share	$0.02	(0.01)	(0.02)

Weighted average number of shares outstanding	400,000,000	400,000,000	400,000,000

See accompanying notes to financial statements

TAISIL ELECTRONIC MATERIALS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

Years ended December 31, 2003, 2002 and 2001

(expressed in thousands of US dollars)

	Common stock	Capital surplus	Accumulated deficit	Total
Balance as of January 1, 2001 (unaudited)	$130,913	2	(12,400)	118,515
Gain on disposal of property and equipment appropriated as capital surplus	—	6	(6)	—
Net loss	—	—	(6,609)	(6,609)

Balance as of December 31, 2001 (unaudited)	130,913	8	(19,015)	111,906
Reversal from capital surplus of gains from the disposition of property and equipment	—	(8)	8	—
Net loss	—	—	(2,934)	(2,934)

Balance as of December 31, 2002	130,913	—	(21,941)	108,972
Net income	—	—	9,765	9,765

Balance as of December 31, 2003 (unaudited)	$130,913	—	(12,176)	118,737

See accompanying notes to financial statements

TAISIL ELECTRONIC MATERIALS CORPORATION

STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

(expressed in thousands of US dollars)

	2003	2002	2001
	(unaudited)		(unaudited)
Cash flows from operating activities:
Net income (loss)	$9,765	(2,934)	(6,609)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	16,641	21,040	28,473
Provision (reversal) for allowance for sales discount	(430)	1,369	5,046
Provision for inventory loss	414	761	730
Loss from disposal of property and equipment	—	—	38
Decrease (increase) in notes and accounts receivable	(194)	599	7,893
Decrease (increase) in inventories	(1,425)	3,080	3,761
Decrease (increase) in prepayments and other current assets	(1,533)	(30)	466
Decrease (increase) in deferred income taxes	(343)	3,773	8,039
Increase (decrease) in notes and accounts payable	3,353	(2,150)	(1,585)
Increase (decrease) in accrued expenses and other current liabilities	735	(70)	(3,139)
Increase in accrued pension liabilities	444	331	343

Net cash provided by operating activities	27,424	25,769	43,456

Cash flows from investing activities:
Increase in short-term investments:	(1,975)	(1,142)	(853)
Additions to property, plant and equipment	(3,131)	(1,997)	(4,165)
Proceeds from disposal of property and equipment	—	—	52
Decrease (increase) refundable deposits :	(184)	3,391	(10,051)
Increase in restricted bank deposits	—	(1)	(27)

Net cash provided by (used in) investing activities	(5,290)	251	(15,044)

Cash flows from financing activities:
Increase (decrease) in short-term loans and bills payable	(20,663)	1,206	13,663
Increase in long-term loans	2,140	—	3,089
Repayment of long-term loans	(6,295)	(27,224)	(42,744)

Net cash used in financing activities	(24,818)	(26,018)	(25,992)

Net increase (decrease) in cash and cash equivalents	(2,684)	2	2,420
Cash and cash equivalents at beginning of the year	12,279	12,277	9,857

Cash and cash equivalents at end of the year	$9,595	12,279	12,277

Supplemental disclosures of cash flow information:
Cash paid for interest	$889	2,157	5,685

Cash paid for income taxes (including refundable income taxes)	$55	17	65

Cash paid for property, plant and equipment:
Increase in property, plant and equipment	$2,331	3,110	4,055
Less: increase (decrease) in other payables	(800)	1,113	(110)

Cash paid	$3,131	1,997	4,165

Supplemental disclosures of non-cash financing activities:
Current amounts of long-term liabilities	$656	6,404	27,307

See accompanying notes to financial statements

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Amounts expressed in thousands of US dollars or

New Taiwan dollars, except per share data, unless otherwise stated)

(Amounts and information with respect to 2003 and 2001 are unaudited)

(1) Organization and business environment

Taisil Electronic Materials Corporation (the “Company”), was founded in the Hsinchu Science Park of the Republic of China (“ROC”) on September 26, 1994. The Company is engaged in the research, development, production and sale of the latest generation silicon wafers.

(2) Significant accounting policies

The financial statements are prepared in accordance with accounting principles generally accepted in the ROC. The significant accounting policies and measurement basis adopted in preparing the accompanying financial statements are summarized as follows:

(a) Revenue recognition

Revenue is recognized when title to the products and risk of ownership are transferred to the customers, which occurs principally at the time product is consumed by the customer and, to a lesser degree, at the time of shipment.

Allowance for sales discounts is provided based on the amount of discount granted to individual customers.

(b) Use of estimates

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

(c) Functional and reporting currency

The Company reports its financial position and results of operations using the United States dollar as the functional currency.

(d) Foreign currency transactions

Foreign currency transactions in currencies other than the functional currency are recorded at rates in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at year-end are translated at the exchange rate then prevailing. Gains or losses resulting from settlement of such transactions or translations are included in non-operating income (expense).

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS - (continued)

(e) Short-term investments

Investments are carried at the lower of cost or market value. The market value of open-ended investment funds is determined on the basis of the fund’s net worth at the balance sheet date. Costs of shares sold are determined on a weighted-average basis.

(f) Allowance for doubtful accounts

Allowance for doubtful accounts is based on the age, credit quality and results of the Company’s evaluation of the collectibility of outstanding balances of notes and accounts receivable.

(g) Inventories

Inventories are stated at the lower of cost or fair value. Cost is determined using the weighted-average method. The fair value of raw materials is determined on the basis of replacement cost. Fair values of work in process and finished goods are determined on the basis of net realizable value. A provision for inventory obsolescence and devaluation is recorded when management determines that the fair values of inventories are less than their cost basis.

(h) Property, plant and equipment

Property, plant and equipment are stated at acquisition cost. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method less any salvage value. The range of the estimated useful lives are as follows: buildings - 40 or 55 years, machinery and equipment - 3 to 15 years, and other equipment - 3 to 5 years. Interest costs related to the construction of property, plant and equipment are capitalized and included in the cost of the related asset. Gains or losses on the disposal of property, plant and equipment are recorded as non-operating income (expenses) in the accompanying statements of operations. Before December 27, 2001, any gain, net of related income taxes, was required to be transferred from unappropriated earnings to capital surplus in the year of disposal in accordance with the Company Law of the ROC.

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of property, plant and equipment, the estimated future undiscounted net cash flow of each asset is compared to the carrying amount of the asset. If the carrying amount exceeds the undiscounted cash flow, the impairment is measured based on the fair values of the assets. At December 31, 2003 and 2002, the estimated future undiscounted net cash flows of property, plant and equipment exceeded their carrying amount.

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

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS - (continued)

(j) Deferred charges

The costs of electrical facility installation charges are accounted for as deferred charges and are amortized over their estimated useful lives of five years on a straight-line basis.

(k) Employee retirement plan

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

Pension costs charged to earnings are actuarially computed. The measurement date is the balance sheet date. Accrued pension liabilities are recognized for the excess of accumulated benefit obligation over the fair value of plan assets. Net periodic pension costs including current service cost and net obligations at transition are amortized over a 27-year period using the straight-line method, beginning in 1998.

(l) Income taxes

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

(m) Casualty losses

Casualty loss consists of accrued loss caused by a fire on December 10, 2003, less the estimated insurance compensation.

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS - (continued)

(n) Earnings (loss) per common share

Earnings (loss) per share of common stock are computed based on the weighted-average number of common shares outstanding during the period.

(3) Transactions with related parties

(a) Name and relationship

Name of related party	Relationship with the Company
MEMC Electronic Materials Inc. and Subsidiaries (“MEMC and subsidiaries”)	Includes MEMC Electronic Materials, Inc. and all of its majority owned consolidated affiliates, including the investor using the equity method to account for its investment in the Company
Chiao Tung Bank Taiwan, ROC (“CTB”)	Investor and represented on the Company’s Board of Directors

(b) Significant transactions with related parties

(i) Net sales to and corresponding amounts receivable from related parties are as follows:

	Sales
	2003	2002	2001
	(unaudited)		(unaudited)
MEMC and subsidiaries	$6,840	4,370	4,724

	Account receivable December 31,
	2003	2002
	(unaudited)
MEMC and subsidiaries	$4,059	398
Less: allowance for sales returns and discounts	(77)	—

	$3,982	398

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS - (continued)

(ii) Purchases from and corresponding amounts payable to related parties are as follows:

	Purchases
	2003	2002	2001
	(unaudited)		(unaudited)
MEMC and subsidiaries	$3,153	2,191	1,439

	Account payable December 31,
	2003	2002
	(unaudited)
MEMC and subsidiaries	$1,078	23

(iii) Financing

The Company’s long-term loans from CTB are summarized as follows:

Year	Maximum balance	Interest rate	Ending balance	Interest expense	Interest payable	Collateral
2003 (unaudited)	$8,353	3.19%- 5.915%	1,787	234	5	Machinery and equipment of $21,955

2002	$15,735	5.49%- 6.0786%	8,167	770	43	Machinery and equipment of $26,285

(iv) Technology fees and royalties

According to the technical assistance service agreement between the Company and MEMC and subsidiaries, the Company is obligated to pay a royalty license fee. For the years ended December 31, 2003, 2002 and 2001, such royalty totalled $4,056, $3,196, and $3,423, respectively. As of December 31, 2003 and 2002, unpaid balances amounted to $2,170 and $1,593, respectively, which were included in accrued expenses and other current liabilities.

(v) Commission and service income

The Company earned $1,201, $418 and $260 worth of commission and service income for the years ended December 31, 2003, 2002 and 2001, respectively, for agency and service support provided to related parties. As of December 31, 2003 and 2002, the related receivables of $999 and $311, respectively, were included in prepayment and other current assets.

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS - (continued)

(vi) Toll fees and testing fees

The Company engaged MEMC and subsidiaries to process silicon wafers. Toll fees paid for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
	(unaudited)		(unaudited)
MEMC and subsidiaries	$174	56	234

As of December 31, 2003 and 2002, amounts due that resulted from the above transactions were as follows:

	December 31,
	2003	2002
	(unaudited)
MEMC and subsidiaries	$—	4

(vii) Acquisition of property, plant and equipment

The value of property, plant and equipment acquired from MEMC and subsidiaries for the year ended December 31, 2002 amounted to $88 and remain unpaid.

(viii) As of December 31, 2003 and 2002, temporary disbursements due to related parties amounted to $4 and $126 respectively, and are included in accrued expenses and other current liabilities.

(4) Cash and cash equivalents

Cash and cash equivalents consist of the following:

	December 31,
	2003	2002
	(unaudited)
Cash on hand and in banks	$811	798
Time deposits	8,784	11,481

	$9,595	12,279

(5) Short-term investments

Short-term investments consist of open-ended investment funds at December 31, 2003 and 2002. The fair value of such investments at December 31, 2003 and 2002 was approximately $4,200 and $2,224, respectively.

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS - (continued)

(6) Notes and Accounts Receivable

Notes and Accounts Receivable consist of the following:

	December 31,
	2003	2002
	(unaudited)
Notes receivable	$17	10

Accounts receivable	4,071	10,255

Pledged accounts receivable	11,264	—
Less: short-term borrowing secured by accounts receivable	(8,474)	—

The amount reserved for pledged accounts receivable	2,790	—

Notes and accounts receivable	6,878	10,265
Less: allowance for sales returns and discounts	(79)	(509)

	$6,799	9,756

(7) Inventories

The components of inventories are summarized below:

	December 31,
	2003	2002
	(unaudited)
Finished goods	$3,006	4,165
Work in process	3,099	1,404
Raw materials and spare parts	11,920	11,016

	18,025	16,585
Less: provision for inventory devaluation	(4,480)	(4,051)

	$13,545	12,534

Insurance coverage on inventories	$14,127	14,387

(8) Property, plant and equipment

Insurance coverage on property, plant and equipment, as of December 31, 2003 and 2002, amounted to $200,129 and $189,912, respectively.

Due to a fire that occurred on December 10, 2003, the Company shut down some of its production lines. As of the reporting date, the damaged machinery and equipment had not yet been recovered.

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS - (continued)

(9) Short-term loans and short-term bills payable

	December 31,
	2003 (unaudited)		2002
	Amount	Interest rate	Amount	Interest rate
Unsecured loans	$6,475	1.35%-1.395%	12,949	1.9%-2.3%
Credit loans and import loans under letters of credit	5,404	1.2%-1.8%	8,417	1.87%-2.47%

	11,879		21,366

Commercial paper payable	883		12,085	1.22%-1.95%
Unamortized discount	(2)		(28)

	881		12,057

	$12,760		33,423

(10) Long-term loans

				December 31,
Bank	Credit line and purpose	Period	Repayment term	2003 (unaudited)	2002
Chiao Tung Bank	NT$240 million for purchase of machinery	February 1998 to February 2005	Repayable in 17 quarterly installments starting in February 2001	$—	3,185
Chiao Tung Bank	NT$100 million for purchase of machinery	November 1995 to November 2005	Repayable in 29 quarterly installments starting in January 1999	914	1,291
Chiao Tung Bank	NT$200 million for purchase of machinery	December 1996 to November 2003	Repayable in 17 quarterly installments starting in December 1999	—	901
Chiao Tung Bank	NT$200 million for purchase of machinery	December 1996 to November 2003	Repayable in 17 quarterly installments starting in March 2000	—	1,692
Chiao Tung Bank	NT$80 million for purchase of machinery	December 1996 to November 2006	Repayable in 29 quarterly instalments starting in January 2000	874	1,098
Industrial Bank of Taiwan	NT$200 million for purchase of machinery	September 2000 to September 2004	Repayable in 11 quarterly instalments starting in March 2002	—	3,662
Industrial Bank of Taiwan	NT$200 million for purchase of machinery	May 2003 to May 2006	Payable on the due date	5,886	—

				7,674	11,829
Less: current portion				(656)	(6,404)

				$7,018	5,425

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS - (continued)

As of December 31, 2003, the following amounts of long-term loans were to come due during the next five years:

Year	Amount
2004	$656
2005	656
2006	6,237
After 2007	125

$7,674

The ranges of interest rates for all long-term borrowings for the years ended December 31, 2003, 2002 and 2001 were 2.57%-3.19%, 5.49%-6.24% and 3.084%-7.49%, respectively. As of December 31, 2003 and 2002, total unused lines of credit for both short-term and long-term loans combined amounted to $1,923 and $62,241, respectively.

As of December 31, 2003 and 2002, certain plant and equipment were pledged as security for long-term loans (refer to note 14).

(11) Pension

The following table sets forth the benefit obligation and accrued pension liabilities of the Company’s pension plan:

	December 31,
	2003	2002
	(unaudited)
Benefit obligation:
Vested benefit obligation	$—	—
Non-vested benefit obligation	(2,058)	(1,844)

Accumulated benefit obligation	(2,058)	(1,844)
Effects of future salary increase	(1,232)	(1,180)

Projected benefit obligation	(3,290)	(3,024)
Fair value of plan assets	1,479	1,303

Benefit obligation in excess of plan assets	(1,811)	(1,721)
Unrecognized net obligation at transition	448	459
Unrecognized pension gain	(824)	(481)

Accrued pension liabilities	$(2,187)	(1,743)

The net pension costs consist of the following components:

	2003	2002	2001
	(unaudited)		(unaudited)
Service cost	$485	480	497
Interest expense	115	114	127
Expected returns on pension plan assets	(53)	(52)	(37)
Amortization and deferral	14	13	1

Net pension costs	$561	555	588

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS - (continued)

Significant actuarial assumptions are as follows:

	2003	2002	2001
	(unaudited)		(unaudited)
Discount rate	3.50%	3.75%	4.50%
Rate of salary progression	2.50%	2.50%	3.00%
Projected return on plan assets	2.75%	3.75%	4.50%

(12) Stockholders’ equity

(a) Capital stock

As of December 31, 2003 and 2002, the Company’s authorized common stock, par value NT$10 per share, totalled NT$4,800,000; the issued capital was $130,913 (NT$4,000,000).

(b) Capital surplus

Capital surplus can only be used to offset a deficit or to increase issued share capital.

Pursuant to a shareholders’ resolution on May 23, 2003, the Company decided to transfer capital surplus from the gain on disposal of fixed assets amounting to $8 to accumulated deficit.

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

(13) Income taxes

The Company is authorized to be a “Science-based industry” and “Important technology-based industry” as defined by the ROC Statute for the Establishment and Administration of Science-Based Industrial Park (the Statute). The Company’s earnings are subject to an income tax rate of 25 percent. Before January 20, 2001, the statutory tax rate of the Company was 20 percent. Income tax expense was as follows:

	2003	2002	2001
	(unaudited)		(unaudited)
Current income tax expense	$—	—	—
Deferred income tax expense (benefit)	(273)	3,842	7,426

	$(273)	3,842	7,426

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS - (continued)

The differences between income tax expense (benefit) based on the statutory income tax rate and the income tax expense (benefit) as reported in the accompanying statements of operations are summarized as follows:

	2003	2002	2001
	(unaudited)		(unaudited)
Expected income tax expense	$3,154	1,410	899
Tax effect of permanent differences	(747)	—	—
Effect of tax rate change	—	—	(5,723)
Investment tax credits decrease (earned), net	(78)	895	6,175
Tax exemption	(1,161)	(430)	(93)
Expired loss carryforward	8,636	5,991	1,234
Additional 10% income surtax on the undistributed earnings	431	—	—
Others	8	159	2,433
Valuation allowance (decrease) increase	(10,516)	(4,183)	2,501

Income tax expense (benefit)	$(273)	3,842	7,426

The temporary differences, tax credits, loss carryforwards and their effects on deferred income tax are as follows:

	December 31,
	2003 (unaudited)		2002
	Amount	Income tax effect	Amount	Income tax effect
Current assets:
Unrealized loss from inventory devaluation	$4,032	1,008	3,537	884
Unrealized foreign exchange loss (gain)	(117)	(29)	164	41
Unrealized loss	736	184	—	—
Loss carryforward	17,924	4,481	184	46
Investment tax credits earned	392	392	—	—

		6,036		971
Less: valuation allowance		(3,798)		—

		$2,238		971

Noncurrent assets:
Investment tax credits earned	$659	659	1,375	1,375
Difference in technology fees	2,092	523	2,432	608
Accrued pension liabilities	2,172	543	1,758	440
Loss carryforward	—	—	57,113	14,278

		1,725		16,701
Less: valuation allowance		(659)		(14,711)

		$1,066		1,990

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS - (continued)

The ROC tax regulations stipulate that investment tax credits used by the Company each year shall not exceed 50% of the current income tax payable, and any unused balance can be carried forward to the following four years, subject to the same percentage limitation for each year except in the year of expiration when any remainder can be used for offset of income tax payable in that year. As of December 31, 2003, the estimated unused income tax credits, resulting from investment in machinery and equipment and research and development, available to reduce future tax liabilities and the years of expiration were as follows:

Year of investment	Tax credits	Year of expiration
2000	$392	2004
2001	552	2005
2002	29	2006
2003	78	2007

	$1,051

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

Pursuant to the ROC Income Tax Law, the Company’s tax losses may be carried forward for up to five years to reduce future taxable income. As of December 31, 2003, the estimated tax loss carryforwards were as follows:

Year loss	Amount	Year of expiration
1999	$17,924	2004

The tax authorities have examined and assessed the Company’s income tax returns through 2000.

Beginning in 1998, an integrated income tax system was implemented in the ROC. Under the new tax system, the income tax paid at the corporate level can be used to offset the ROC resident stockholders’ individual income tax. The Company is required to establish an Imputation Credit Account (“ICA”) to maintain a record of the corporate income taxes paid and imputation credit that can be allocated to each stockholder. The credit available to the ROC resident stockholders is calculated by multiplying the dividend by the creditable ratio. The creditable ratio is calculated as the balance of the ICA divided by earnings retained since January 1, 1998.

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS - (continued)

Information relating to the ICA is summarized as follows:

	December 31,
	2003	2002
	(unaudited)
Accumulated deficit:
Earned after December 31, 1998	$(12,176)	(21,941)

Imputation credit account balance	$1	1

	2003	2002
	(unaudited)
Creditable ratio for earnings:
Distribution to resident stockholders	—	—

(14) Pledged assets

Pledged assets were as follows:

		December 31,
Assets	Related secured liabilities/assets	2003	2002
		(unaudited)
Time deposits – recorded in other current financial assets	Deposit with customs for export	$59	58
Machinery and equipment	Long-term loans	21,955	35,001
Prepayment for equipment	Long-term loans	—	2,335
Buildings	Long-term loans	—	34,961
Refundable deposits	Deposit for stock repurchase agreement (other assets)	6,819	6,667

		$28,833	79,022

(15) Commitments (Contingency)

(a) Operating lease

The Company leases a plant site from the Science-Based Industrial Park Administration Bureau for a period of 20 years, expiring December 31, 2014. In accordance with the lease agreement, rental payments are subject to adjustment when the government reappraises the land value. The current rent is $975 (NT$33,554) per year.

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS - (continued)

Future minimum lease payments as of December 31, 2003, under the existing noncancellable agreement are:

Years	Minimum lease payments
2004 through 2008	$4,877	($975 annually)
2009 through 2013	4,877
2014	975

	$10,729

(b) Technical service agreement

In accordance with a technical assistance agreement between the Company and MEMC, the Company is required to pay MEMC an annual royalty based on a certain percentage of net sales and operating income within 10 years of beginning the sales of products.

(c) Purchase of equipment

As of December 31, 2003 and 2002, the Company had outstanding letters of credit amounting to approximately $1,190 and $3,402, respectively, and was committed to purchase equipment with a total estimated cost of $1,614 and $1,906, respectively.

(d) An unrelated third party acquired 19,718,000 shares of the Company’s NT$ 10 par value common stock from the Company’s employees at NT$11.75 per share in 2002. On September 6, 2002 the Company entered into a two-year agreement with this unrelated third party to purchase 19,718,000 shares of the Company’s common stock at a fixed price of NT$11.75 per share. The terms of the contract require the Company to pay an annual fee to the counter-party until the expiration of the agreement, as well as a one-time security deposit payment of NT$231,687 (US$6,667) to secure the Company’s performance of its obligations under the agreement. The Company’s security deposit payment is included in other assets on the balance sheet.

(16) Accounting principles generally accepted in the United States of America

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

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS - (continued)

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

Under a revised ROC tax rule effective on January 1, 1998, an additional 10% corporate income tax is assessed on taxable income but only to the extent such taxable income is not distributed before the end of the following year. As a result, from January 1, 1998 to January 20, 2002, the undistributed income of the Company would be subject to a corporate tax rate of 28% and distributed income would be taxed at 20%. Commencing from January 20, 2002, the undistributed and distributed income is subject to a corporate tax rate of 32.5% and 25%, respectively. Under ROC GAAP, the 10% tax on undistributed earnings is recognized as an expense at the date that stockholders resolve the amount of the earnings distribution. Under US GAAP, the Company would measure its tax expense, including the tax effects of temporary differences, using the undistributed rate.

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

(d) Computer software

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

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS - (continued)

(e) Repurchase of Company stock pursuant to the agreement described in Note 15(d)

Under ROC GAAP, the security deposit payment required by the agreement described in Note 15(d) is recorded as an asset until such time as the Company legally acquires ownership in the shares of stock, at which time the cost of the shares would be recorded as treasury stock, a contra-equity account.

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

Date: June 23, 2004

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