Form 10-Q
period 2004-06-30
MEMC ELECTRONIC MATERIALS INC
filed 2004-08-09
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

The number of shares of the registrant’s common stock outstanding at July 31, 2004 was 207,805,449.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$255,539	$191,829	$484,299	$380,174
Cost of goods sold	168,380	136,205	323,797	270,348

Gross margin	87,159	55,624	160,502	109,826
Operating expenses:
Marketing and administration	17,842	13,391	35,030	27,485
Research and development	9,268	8,530	18,181	15,920

Operating income	60,049	33,703	107,291	66,421
Nonoperating (income) expense:
Interest expense	3,557	3,303	6,876	7,310
Interest income	(1,464)	(1,916)	(3,013)	(3,907)
Royalty income	—	(1,092)	(105)	(1,886)
Currency (gains) losses	7,470	(1,504)	1,106	1,104
Other, net	(489)	341	(2,282)	(103)

Total nonoperating (income) expense	9,074	(868)	2,582	2,518

Income before income tax expense (benefit), equity in income (loss) of joint venture and minority interests	50,975	34,571	104,709	63,903
Income tax expense (benefit)	(12,581)	7,763	853	15,976

Income before equity in income (loss) of joint venture and minority interests	63,556	26,808	103,856	47,927
Equity in income (loss) of joint venture	—	1,665	(1,717)	2,728
Minority interests	(2,955)	(1,197)	(5,632)	(3,639)

Net income	$60,601	$27,276	$96,507	$47,016

Basic income per share	$0.29	$0.14	$0.47	$0.24

Diluted income per share	$0.27	$0.13	$0.44	$0.22

Weighted average shares used in computing basic income per share	207,728,191	200,637,931	207,460,241	198,057,757

Weighted average shares used in computing diluted income per share	220,953,006	217,710,967	221,061,904	214,214,398

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$124,286	$96,859
Short-term investments	5,208	33,838
Accounts receivable, less allowance for doubtful accounts of $1,831 and $2,408 in 2004 and 2003, respectively	138,859	103,020
Inventories	112,560	109,488
Prepaid and other current assets	16,442	22,140

Total current assets	397,355	365,345
Property, plant and equipment, net of accumulated depreciation of $199,789 and $164,266 in 2004 and 2003, respectively	392,712	270,367
Investment in joint venture	—	24,155
Deferred tax assets, net	45,577	20,248
Other assets	61,166	46,637

Total assets	$896,810	$726,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$57,450	$71,841
Accounts payable	101,159	95,178
Accrued liabilities	43,123	35,537
Customer deposits	8,081	15,655
Income taxes payable	6,334	3,002
Accrued wages and salaries	20,425	22,841

Total current liabilities	236,572	244,054
Long-term debt, less current portion	125,115	59,251
Pension and similar liabilities	127,475	126,401
Customer deposits	3,124	3,606
Other liabilities	43,803	35,690

Total liabilities	536,089	469,002

Minority interests	64,994	64,127
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued and outstanding at 2004 and 2003 Common stock, $.01 par value, 300,000,000 shares authorized, 208,517,204 and 207,878,032 issued at 2004 and 2003, respectively	2,085	2,079
Additional paid-in capital	151,648	150,095
Retained earnings	178,657	82,150
Accumulated other comprehensive loss	(31,379)	(33,338)
Deferred compensation	(1,656)	(2,916)
Treasury stock, 714,205 and 875,455 shares in 2004 and 2003, respectively	(3,628)	(4,447)

Total stockholders’ equity	295,727	193,623

Total liabilities and stockholders’ equity	$896,810	$726,752

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$96,507	$47,016
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,165	17,091
Interest accretion	2,326	1,262
Minority interests	5,632	3,639
Stock compensation	1,260	2,072
Equity in (income) loss of joint venture	1,717	(2,728)
Working capital and other	2,249	(15,149)

Net cash provided by operating activities	129,856	53,203

Cash flows from investing activities:
Capital expenditures	(72,525)	(37,015)
Purchase of business, net of cash acquired	(57,226)	—
Proceeds from sale of property, plant and equipment	18	22

Net cash used in investing activities	(129,733)	(36,993)

Cash flows from financing activities:
Net short-term borrowings	(26,858)	(53,338)
Proceeds from issuance of long-term debt	60,014	—
Principal payments on long-term debt	(4,823)	(92,848)
Proceeds from issuance of stock	2,383	96,715
Dividends to minority interest	(4,765)	(2,510)

Net cash provided by (used in) financing activities	25,951	(51,981)

Effect of exchange rates changes on cash and cash equivalents	1,353	2,883

Net increase (decrease) in cash and cash equivalents	27,427	(32,888)
Cash and cash equivalents at beginning of period	96,859	119,651

Cash and cash equivalents at end of period	$124,286	$86,763

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

(2) Significant Accounting Policies

Accounting Estimates

In connection with the adjustment to property, plant and equipment caused by the Texas Pacific Group contingent performance purchase price payment in August 2003 (see Note 13), effective with the third quarter of 2003, we reevaluated our accounting estimates related to the useful lives for most of our machinery and equipment, buildings and building improvements. As a result of this evaluation, we concluded that the useful lives of certain of our assets should be extended to better reflect their economic life. This reevaluation had a favorable impact on gross margin for the three and six month periods ended June 30, 2004 of approximately $1,600 and $3,800, respectively. The impact on net income was approximately $1,400 and $3,200 for the three and six month periods ended June 30, 2004, respectively. The impact on basic and diluted earnings per share was approximately 1 cent for each of the three and six month periods ended June 30, 2004.

Stock-Based Compensation

We account for our stock-based compensation under Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”, and related interpretations. We record compensation expense related to restricted stock awards and units over the vesting periods of the awards and units and reflect the unearned portion of deferred compensation as a separate component of stockholders’ equity. We recognize compensation cost for fixed awards with ratable vesting in the period in which the awards are earned.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income as reported	$60,601	$27,276	$96,507	$47,016
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	336	837	781	2,072
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,421)	(2,919)	(7,018)	(6,048)

Pro forma net income	$57,516	$25,194	$90,270	$43,040

Income per share:
Basic—as reported	$0.29	$0.14	$0.47	$0.24
Diluted—as reported	$0.27	$0.13	$0.44	$0.22
Basic—pro forma	$0.28	$0.13	$0.44	$0.22
Diluted—pro forma	$0.26	$0.12	$0.41	$0.20

A summary of our significant accounting policies is presented in our audited financial statements and related management’s discussion and analysis for the fiscal year ended December 31, 2003 contained in Exhibit 13 to our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 31, 2003. See also management’s discussion and analysis below.

(3) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC ), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly MEMC’s financial position and results of operations and cash flows for the periods presented. We have presented the consolidated financial statements in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 31, 2003, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the six-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(4) Earnings per share

For the three-month periods ended June 30, 2004 and 2003, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended
	June 30, 2004		June 30, 2003
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$60,601	$60,601	$27,276	$27,276

EPS denominator:
Weighted average shares outstanding	207,728,191	207,728,191	200,637,931	200,637,931
Warrants	—	11,124,720	—	12,271,372
Stock options	—	2,100,095	—	4,801,664

Total shares	207,728,191	220,953,006	200,637,931	217,710,967

Earnings per share	$0.29	$0.27	$0.14	$0.13

For the six-month periods ended June 30, 2004 and 2003, basic and diluted earnings per share were calculated as follows:

	Six Months Ended
	June 30, 2004		June 30, 2003
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$96,507	$96,507	$47,016	$47,016

EPS denominator:
Weighted average shares outstanding	207,460,241	207,460,241	198,057,757	198,057,757
Warrants	—	11,342,477	—	11,735,409
Stock options	—	2,259,186	—	4,278,476
Weighted average restricted stock outstanding	—	—	—	142,756

Total shares	207,460,241	221,061,904	198,057,757	214,214,398

Earnings per share	$0.47	$0.44	$0.24	$0.22

At June 30, 2004, MEMC had outstanding 8,856,582 options and 16,666,667 warrants.

(5) Inventories

Inventories consist of the following:

	June 30,	December 31,
	2004	2003
Raw materials and supplies	$21,701	$14,819
Goods in process	52,966	42,088
Finished goods	37,893	52,581

	$112,560	$109,488

(6) Comprehensive Income

Comprehensive income for the three months ended June 30, 2004 and 2003 was $65,319 and $27,838, respectively. Comprehensive income for the six months ended June 30, 2004 and 2003 was $98,466 and $47,789, respectively. MEMC’s only adjustment from net income to comprehensive income was foreign currency translation adjustments in each period presented.

(7) Debt

Our short-term unsecured borrowings from banks total approximately $4,731 at June 30, 2004, under approximately $57,457 of short-term loan agreements.

We have long-term credit facilities of approximately $302,840 of which $177,834 is outstanding at June 30, 2004. Of the $302,840 of long-term credit facilities, $3,417 is unavailable as it relates to the issuance of third party letters of credit. We are accreting the $50,000 senior subordinated secured notes up to their face value plus related stated interest over the six years preceding their maturity using the effective interest method. At June 30, 2004, the accreted value of these notes was approximately $3,938; however, the face value of these notes plus accrued stated interest was approximately $63,500 at June 30, 2004.

Of the long-term debt, approximately $34,884 is owed by our Korean subsidiary, within South Korea, substantially all of which is due within the next three months. Our Korean subsidiary had cash and cash equivalents and short-term investments at June 30, 2004 of approximately $61,763. Of this amount, approximately $40,000 is subject to regulatory approval on transferability outside South Korea. All of the debt in South Korea may be repaid by our Korean subsidiary at or prior to maturity without any regulatory approval.

(8) Income Taxes

For the six months ended June 30, 2004, we recognized income tax expense of $853, as compared to income tax expense of $15,976 for the six months ended June 30, 2003. In the three months ended June 30, 2004, we reversed $25,325 in valuation allowances against deferred tax assets as we believe that it is more likely than not that certain deferred tax assets will be realized taking into consideration all available evidence including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses) and the expected timing of the reversals of existing temporary differences by taxable jurisdiction. As of June 30, 2004, the reversal of this valuation allowance was limited to $25,325 based upon limitations on our ability to forecast future pre-tax and taxable income by taxable jurisdiction on a long-term basis given the cyclicality of the silicon wafer industry. As of June 30, 2004, we have valuation allowances of $207,065 reducing our net deferred tax assets to $48,963.

(9) Benefit Plans

Net periodic benefit cost consists of the following:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2004		June 30, 2003		June 30, 2004		June 30, 2003
	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service Cost	$973	$60	$769	$82	$1,955	$120	$1,538	$164
Interest Cost	2,265	743	2,273	814	4,534	1,486	4,546	1,628
Expected return on plan assets	(1,493)	—	(1,381)	—	(2,933)	—	(2,762)	—
Amortization of service costs	1	—	1	—	2	—	2	—
Net actuarial loss	239	—	148	—	513	—	296	—

Net periodic benefit cost	$1,985	$803	$1,810	$896	$4,071	$1,606	$3,620	$1,792

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

(11) Acquisition

On January 30, 2004, we closed on the first of two closings of our acquisition of shares of Taisil Electronic Materials Corporation (Taisil) that we did not already own. The second of the two closings occurred on February 4, 2004. The acquisition was structured as a stock purchase for cash. The selling stockholders were China Steel Corporation, Chiao Tung Bank, China Development Industrial Bank and Robina Finance & Lease Corporation, Ltd. (Robina). The purchase price was negotiated on an arms-length basis and totaled approximately $60,000. This purchase price was net of approximately $7,000 that was paid by Robina to Taisil on February 4, 2004 simultaneously with our purchase of the Taisil shares from Robina. This amount was paid by Robina to Taisil in the form of a return of a deposit that Taisil had previously advanced to Robina at the time Robina originally acquired the Taisil shares. In order to finance the acquisition, we borrowed $60,000 under the Citibank/UBS Facility. We now own 99.97% of the outstanding shares of Taisil, with the remaining 0.03% being held by approximately 12 individuals who were participants in an earlier round of Taisil equity financing. As a result of these transactions, the financial results of Taisil were consolidated with MEMC effective as of February 1, 2004.

The table below reflects unaudited pro forma combined results of MEMC and Taisil as if the acquisition had occurred on January 1, 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales	$255,539	$210,761	$486,174	$414,263
Net income	60,836	29,214	96,733	49,585
Basic income per share	$0.29	$0.15	$0.47	$0.25
Diluted income per share	$0.28	$0.13	$0.44	$0.23

These unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of 2003. As discussed in Note 12 below, the results for the six months ended June 30, 2004 were affected by losses from a small fire at Taisil and the related business interruption insurance recovery.

(12) Business Interruption Insurance Recovery

In December 2003, Taisil experienced a small fire. As a result, Taisil incurred losses from property damage and business interruption in December 2003 and January 2004. Taisil recognized a business interruption insurance recovery relating to the fire of approximately $3,300. As the loss related to an event prior to the acquisition discussed in Note 11 above, 45% of the claim was recognized as income in our Consolidated Statement of Operations as Other, net in Nonoperating income (expense) for the six months ended June 30, 2004. The remaining 55% was included as an asset as part of the purchase accounting for our acquisition of the remaining interest in Taisil.

(13) TPG Contingent Performance Purchase Price Payment to E.ON

On November 13, 2001, an investor group led by Texas Pacific Group (TPG) purchased from E.ON and its affiliates (E.ON) all of E.ON’s debt and equity holdings in MEMC for a nominal purchase price of 6 dollars. In addition, on that date MEMC and TPG restructured MEMC’s debt acquired by TPG from E.ON. In connection with such transactions, we applied purchase accounting and pushed down TPG’s nominal basis in MEMC to our accounting records, reflected in our consolidated financial statements subsequent to November 13, 2001.

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

On August 19, 2003, TPG agreed to pay E.ON $25,200 to settle their dispute over the amount of contingent performance purchase price owed by TPG to E.ON. The payment resulted in an increase in TPG’s basis in MEMC that was pushed down to our accounting records. This increased our property, plant and equipment balance by approximately $26,100, increased the value of our investment in joint venture by approximately $1,100, and decreased our net deferred tax assets by approximately $2,000. Additionally, the value assigned to the common stock and warrants acquired by TPG was increased by approximately $23,500 and the value assigned to the senior subordinated secured notes held by TPG was increased by approximately $1,700.

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

Net Sales.

Net sales increased by 33% to $256 million in the second quarter of 2004 from $192 million in the second quarter of 2003. This increase was due to a 43% increase in product volumes, partially offset by a 5% decline in overall average selling prices.

For the six months ended June 30, 2004, net sales increased by 27% to $484 million from $380 million for the six months of 2003. This increase was due to a 38% increase in product volumes, partially offset by a 6% decline in overall average selling prices.

The increase in product volumes for the three and six month periods ended June 30, 2004 was primarily the result of increased volumes across all diameters and the Taisil acquisition. The decline in average selling prices for the three and six months ended June 30, 2004 was primarily the result of decreases in selling prices partially offset by the favorable impact of currency fluctuations.

Taisil’s financial results were consolidated with MEMC effective February 1, 2004.

Gross Margin.

In the 2004 second quarter, our gross margin was $87 million compared to $56 million in the 2003 second quarter. As a percentage of net sales, gross margin improved to 34.1% in the 2004 second quarter from 29.0% in the second quarter of 2003.

For the six months ended June 30, 2004, our gross margin was $161 million compared to $110 million for the six months of 2003. As a percentage of net sales, gross margin improved to 33.1% in 2004 from 28.9% in 2003.

The improved gross margin was primarily a result of continued cost reductions and higher product volumes resulting in better leverage on fixed costs, partially offset by the decline in average selling prices. Beginning July 1, 2003, we reevaluated the accounting estimates related to the useful lives for most of our machinery and equipment, buildings and building improvements. This change in accounting estimate had a $2 million and $4 million favorable impact on gross margin for the three and six months ended June 30, 2004, respectively. See Note 2 to the Consolidated Financial Statements herein.

Marketing and Administration.

Marketing and administration expenses increased to $18 million for the three months ended June 30, 2004 compared to $13 million for the three months ended June 30, 2003. As a percentage of net sales, marketing and administration remained at approximately 7.0% for the three months ended June 30, 2004 and June 30, 2003. For the six months ended June 30, 2004, marketing and administration expenses increased to $35 million from $27 million for the six months ended June 30, 2003. As a percentage of net sales, marketing and administration remained at approximately 7.2% for the six months ended June 30, 2004 and June 30, 2003.

The increase in marketing and administration expenses was partially due to freight expenses, which were reclassified from cost of goods sold to administration expense effective in the 2003 fourth quarter. The remainder of the increase was a result of the financial consolidation of Taisil and improvements in quality systems and increased efforts devoted to sales and customer service to better serve our customers.

Research and Development.

Our research and development expenses remained flat at $9 million for the three months ended June 30, 2004 when compared to the year ago period. For the six months ended June 30, 2004, research and development expenses increased to $18 million from $16 million for the six months ended June 30, 2003. The higher research and development expenses were primarily due to increasing our capability for next-generation products to improve flatness and particles.

Operating Income.

Operating income increased to $60 million in the second quarter of 2004 compared to $34 million in the 2003 second quarter. For the six months ended June 30, 2004, operating income increased to $107 million from $66 million for the six months ended June 30, 2003. The improved operating results were primarily a result of the increases in net sales and gross margin discussed above.

Nonoperating (Income) Expense.

Interest Expense.

For the three and six months ended June 30, 2004 and June 30, 2003, interest expense remained relatively constant. An increase in interest expense in the 2004 periods resulting from non-cash interest accretion on the senior subordinated secured notes due TPG was substantially offset by lower interest expense from lower outstanding indebtedness at our foreign subsidiaries.

Royalty Income.

Substantially all of the royalty income relates to royalties received from Taisil. As a result of the financial consolidation of Taisil, these royalties were no longer recognized effective February 1, 2004.

Currency (Gains) Losses.

Currency losses for the three months ended June 30, 2004 were $7 million compared to currency gains of $2 million in the comparable 2003 period. For the six months ended June 30, 2004 and June 30, 2003, currency losses were $1 million. The currency gains and losses are primarily associated with the revaluation of a Yen-based intercompany loan. The currency loss in the second quarter of 2004 resulted primarily from the strengthening of the U.S. dollar against the Japanese Yen. On July 1, 2004, we designated this Yen-based intercompany loan as a long-term investment with settlement not planned or anticipated in the foreseeable future. Since we no longer expect settlement of the intercompany loan, foreign currency gains and losses from this loan will no longer be recorded in the Consolidated Statement of Operations.

Other, Net.

For the six months ended June 30, 2004, other nonoperating income increased to $2 million compared to income of less than $1 million in the six months ended June 30, 2003. This increase was primarily a result of a $1.5 million gain from the business interruption insurance recovery relating to a small fire at Taisil in December 2003, as discussed in Note 12 above.

Income Taxes.

For the three months ended June 30, 2004, we recognized an income tax benefit of $13 million, as compared to income tax expense of $8 million for the three months ended June 30, 2003. For the six months ended June 30, 2004, we recognized income tax expense of $1 million versus $16 million for the six months ended June 30, 2003.

In the three months ended June 30, 2004, we reversed $25 million in valuation allowances against deferred tax assets as we believe that it is more likely than not that certain deferred tax assets will be realized taking into consideration all available evidence including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses) and the expected timing of the reversals of existing temporary differences by taxable jurisdiction. As of June 30, 2004, we have valuation allowances of $207 million reducing our net deferred tax assets to $49 million.

We expect the effective income tax rate to be approximately 25% for the remainder of 2004, excluding the impact of any additional reversals of valuation allowance based on changes in judgement of projected future pre-tax and taxable income (losses) by taxable jurisdiction.

Outlook.

Net sales in the 2004 third quarter could potentially again increase in the double-digit percentage range compared to the 2004 second quarter. In addition, we expect that our gross margin and operating margins will increase by over 200 basis points compared to the 2004 second quarter, in this improved pricing environment. Our negotiated pricing for the second half of 2004 is up from the first half.

Liquidity and Capital Resources.

For the six months ended June 30, 2004, we generated $130 million of cash from operating activities, compared to $53 million for the six months ended June 30, 2003. This improvement was primarily due to our improved operating results. Working capital increased to $161 million at June 30, 2004 from $121 million at December 31, 2003.

Accounts receivable of $139 million at June 30, 2004 increased $36 million from $103 million at December 31, 2003. This increase was primarily due to the acquisition of Taisil in February 2004 and the increase in sales for the three months ended June 30, 2004 compared to the quarter ended December 31, 2003. Days’ sales outstanding increased to 50 at June 30, 2004 compared to 45 days at December 31, 2003 based upon annualized sales for the respective immediately preceding quarter. This increase in days’ sales outstanding was primarily attributable to late customer payments and the mix of customers.

Our inventories of $113 million at June 30, 2004 increased $4 million from $109 million at December 31, 2003. After considering the impact of the acquisition of Taisil, inventories were down from December 31, 2003. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, were approximately six turns for the three month period ended June 30, 2004 and approximately five turns for the three month period ended December 31, 2003. At June 30, 2004, we had approximately $18 million of inventory held on consignment, compared to $25 million at December 31, 2003. Related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $10 million at June 30, 2004 as compared to $5 million at December 31, 2003. In connection with a refinement to our existing obsolescence reserve analysis, inventory product obsolescence reserves were increased in the three months ended June 30, 2004 by approximately $7 million to provide for specific inventory items for which agings and usage analysis indicated risk of loss.

Our prepaid and current assets decreased to $16 million at June 30, 2004 compared to $22 million at December 31, 2003 primarily as a result of the collection of sales tax and valued added tax refunds in our foreign jurisdictions.

At December 31, 2003, our investment in joint venture related to our 45% interest in Taisil. Effective February 1, 2004, we acquired the remaining interest in Taisil, as discussed in Note 11 above, and Taisil was consolidated with MEMC’s financial results.

Our net deferred tax assets totaled $49 million at June 30, 2004 (of which $3 million is included in prepaid and other current assets at June 30, 2004), compared to $20 million at December 31, 2003. We provide for income taxes on a quarterly basis based on an estimated annual effective income tax rate. In the three months ended June 30, 2004, we reversed $25 million in valuation allowances against deferred tax assets as we believe that it is more likely than not that certain deferred tax assets will be realized taking into consideration all available evidence including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses) and the expected timing of the reversals of existing temporary differences by taxable jurisdiction. As of June 30, 2004, the reversal of this valuation allowance was limited to $25 million based upon limitations on our ability to forecast future pre-tax and taxable income by taxable jurisdiction on a long-term basis given the cyclicality of the silicon wafer industry. As of June 30, 2004, we have valuation allowances of $207 million reducing our net deferred tax assets to $49 million.

Other assets increased to $61 million at June 30, 2004 from $47 million at December 31, 2003. The increase was primarily due to a reduction in the reserve for spare parts and to the acquisition of Taisil. During the three months ended June 30, 2004, we refined our policy regarding obsolescence reserves for spare parts whereby a reserve is only established for specifically identified spare parts if the related machinery and equipment is no longer in service. This refinement of the obsolescence reserve analysis resulted in a $7 million decrease in the spare parts reserve.

In the 1990s and in 2000, we entered into customer deposit arrangements with certain customers to reserve capacity. These customer deposits, including both short-term and long-term portions, of $11 million at June 30, 2004 decreased $8 million from December 31, 2003 as a result of purchases of wafers by these customers.

Our cash used in investing activities increased to $130 million for the six months ended June 30, 2004 compared to $37 million for the six months ended June 30, 2003, primarily as a result of increased capital expenditures and the acquisition of the remaining interest in Taisil in February 2004. At June 30, 2004, we had approximately $27 million of committed capital expenditures. Capital expenditures and committed capital expenditures in 2004 primarily relate to increasing our capacity and capability for our next generation products, including 300 millimeter, by making incremental changes to our existing manufacturing facilities and manufacturing lines. The existing facilities may be modified to permit the manufacture of greater quantities of current products. Alternatively, with incremental improvements, the existing facilities may be modified to become capable of manufacturing next generation products.

For the six months ended June 30, 2004, cash provided from financing activities was $26 million. We borrowed $60 million to finance the acquisition of the remaining interest in Taisil and raised $2 million from stock option exercises. Cash was used to pay down short-term debt of $27 million, pay down long-term debt of $5 million and pay a dividend to a minority shareholder of $5 million.

Our unsecured short-term borrowings totaled approximately $5 million at June 30, 2004, under approximately $57 million of short-term loan agreements. We have long-term credit facilities of approximately $303 million, of which $178 million was outstanding at June 30, 2004. Of the $303 million of long-term credit facilities, $3 million is unavailable as it relates to the issuance of third party letters of credit. Our weighted average cost of borrowing, excluding accretion, was 3.5% at June 30, 2004 and 4.1% at December 31, 2003. Our total debt to capital ratio was 34% at June 30, 2004 and December 31, 2003.

Of the long-term debt, approximately $35 million is owed by our Korean subsidiary, within South Korea, substantially all of which is due within the next year. Our Korean subsidiary had cash and cash equivalents and short-term investments at June 30, 2004 of approximately $62 million. Of this amount, approximately $40 million is subject to regulatory approval on transferability outside South Korea. All of the debt in South Korea may be repaid by our Korean subsidiary at or prior to maturity without any regulatory approval.

As a result of the restructuring of MEMC’s debt in 2001, an investor group led by Texas Pacific Group (TPG) acquired $50 million in principal amount of our senior subordinated secured notes maturing in November 2007. We are accreting the senior subordinated secured notes up to their face value over their maturity using the effective interest method. Assuming these notes remain outstanding until their maturity, interest expense expected to be recorded in our Consolidated Statement of Operations related to accretion of the notes and related stated interest expense is expected to be $4 million, $10 million, $26 million, and $56 million in the years 2004 through 2007, respectively. In the event these notes are redeemed prior to their maturity or exchanged to pay the exercise price of our outstanding warrants, on the redemption or exercise date we will recognize interest expense equal to the remaining unaccreted face value of the notes and the related accrued but unpaid stated interest. At June 30, 2004, the accreted value of these notes was approximately $4 million; however, the face value of these notes plus accrued stated interest was approximately $64 million.

As part of the purchase and restructuring transactions, TPG committed to provide a five-year $150 million revolving credit facility to MEMC. That revolving credit facility was replaced with a five-year $150 million revolving credit facility from Citibank/UBS (the Citibank/UBS Facility), guaranteed by TPG. However, credit available under the facility has been reduced by $3 million related to the issuance of third party letters of credit. Loans under this facility bear interest at a rate of LIBOR plus 1.5% or an alternate base rate plus 0.5% per annum. At June 30, 2004, our borrowings under this credit facility totaled approximately $60 million.

TPG has also provided us with a five-year $35 million revolving credit facility (the TPG Facility) bearing interest at a rate of LIBOR plus 10% or an alternate base rate plus 9%. As a condition to any borrowings under the TPG Facility, we must have borrowed all amounts available under the Citibank/UBS Facility. The commitments under the TPG Facility terminate and any outstanding loans under the facility, together with any accrued interest thereon, will become due and payable upon the closing and funding of a debt or equity financing in which the net proceeds to MEMC equal or exceed $100 million. At June 30, 2004, we had no outstanding balance against the TPG Facility.

The Citibank/UBS Facility, the TPG Facility, and the indenture for our senior subordinated secured notes contain certain highly restrictive covenants, including covenants to maintain minimum quarterly consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined; minimum monthly consolidated backlog; minimum monthly consolidated revenues; maximum annual capital expenditures; and other covenants customary for revolving loans and indentures of this type and size. The minimum quarterly consolidated EBITDA covenant is $33 million and $35 million in the third and fourth quarters of 2004, respectively. Thereafter, the minimum quarterly consolidated EBITDA covenant progressively increases to $44 million, $52 million and $60 million in the last quarter of 2005, 2006 and 2007, respectively. The minimum monthly consolidated backlog covenant was 58 million square inches (msi) in January 2004, progressively increasing to 63 msi, 74 msi, 81 msi and 92 msi in the last month of 2004, 2005, 2006 and 2007, respectively. The minimum monthly consolidated revenue covenant was $61 million in January 2004, progressively increasing to $67 million, $76 million, $84 million and $92 million in the last month of 2004, 2005, 2006 and 2007, respectively. Finally, the maximum annual capital expenditures covenant is $55 million for each of the years 2004 through 2007. For 2004, our lenders have consented to increase the covenant for maximum annual capital expenditures to $150 million. In the event that we violate these covenants, which in our highly cyclical industry could occur in a sudden or sustained downturn, the loan commitments under the revolving credit facilities may terminate and the loans and accrued interest then outstanding under the facilities and the senior subordinated secured notes and related accrued interest may be due and payable immediately. At June 30, 2004, we were in compliance with all of these debt covenants.

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

Subsequent Event

On August 1, 2004, we acquired from Texas Instruments Incorporated (TI) the 20% ownership interest in our MEMC Southwest Inc. joint venture that we did not already own. The consideration for the 20% ownership interest was the termination of the various joint venture agreements, including the shareholders’ agreement, the technology transfer agreement and the TI wafer purchase agreement. Following this acquisition, we anticipate having the opportunity to enhance our commercial relationship with TI.

The financial results of MEMC Southwest Inc. will continue to be consolidated with MEMC subsequent to this transaction, but TI’s minority interest will no longer be reflected in our consolidated balance sheets, statements of operations or cash flow statements.

Critical Accounting Policies and Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. MEMC’s significant accounting policies are more fully discussed in Exhibit 13 to our annual report on Form 10-K, as amended, for the fiscal year ended December 31, 2003.

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

In accordance with terms and conditions of the purchase agreement between E.ON and TPG, TPG agreed to a contingent performance purchase price payment to E.ON based on MEMC’s Earnings Before Interest, Taxes, Depreciation and Amortization, as defined, for fiscal year 2002. On August 19, 2003, TPG agreed to pay E.ON $25 million to settle their dispute over the amount of contingent performance purchase price owed by TPG to E.ON. The payment resulted in an increase in TPG’s basis in MEMC that was pushed down to our accounting records. We allocated the $25 million payment to our assets proportionately as a reversal of a portion of the write-down originally recorded in November 2001. We allocated the payment to our liabilities and equity in proportion to all instruments issued in conjunction with the original transaction. To the extent that the instruments were no longer in existence, as in the case of the 55 million Euro note, we allocated the related credit to additional paid-in capital. We determined the allocations to the various instruments based on their relative values at November 2001, using the traded value for common stock, the stated value for the debt, the if-converted value for the preferred stock, and the Black-Scholes options valuation for the warrants. This increased our property, plant and equipment and the value of our investment in joint venture and decreased our net deferred tax assets. Additionally, the value assigned to the common stock and warrants acquired by TPG was increased, and the value assigned to the senior subordinated secured notes held by TPG was increased.

Inventory

The valuation of inventory requires us to estimate excess and obsolete inventory. The determination of the value of excess and obsolete inventory is based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Property, Plant and Equipment

We depreciate our land improvements, building and building improvements, and machinery and equipment evenly over the assets’ estimated useful lives. Changes in circumstances such as technological advances, changes in our business model, or changes in our capital strategy could result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of property, plant and equipment should be shortened or lengthened, we depreciate the net book value over its remaining useful life.

Income Taxes

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) and deferred tax liabilities (generally items that we received a tax deduction for, but have not yet been recorded in the Consolidated Statement of Operations). We regularly review our deferred tax assets for realizability and adjust the valuation allowance based upon our judgement as to whether it is more likely than not that some items recorded as deferred tax assets will be realized taking into consideration all available evidence, both positive and negative, including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses) and the expected timing of the reversal of existing temporary differences. In arriving at these judgements, the weight given to the potential effect of all positive and negative evidence is commensurate with the extent to which it can be objectively verified.

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

Stock-based Compensation

We account for our stock-based compensation under Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”, and related interpretations. We record compensation expense related to restricted stock awards and units over the vesting periods of the awards and units and reflect the unearned portion of deferred compensation as a separate component of stockholders’ equity. We recognize compensation cost for fixed awards with vesting evenly over the period in which the awards are earned.

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

Recently Issued Accounting Pronouncements

In December 2003, the FASB issued Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (VIEs), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We are required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R did not have a material effect on our financial condition or results of operations.

In May 2004, the FASB issued FASB Staff Position No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Staff Position). The Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. The new accounting requirements are not effective until the third quarter 2004. We are reviewing the Staff Position and do not know what favorable impact, if any, the subsidy will have.

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our expectation that our effective income tax rate in 2004 will be approximately 25% excluding the impact of any additional reversals of valuation allowance based on changes in judgement of projected future pre-tax and taxable income (losses) by taxable jurisdiction; our expectation that our net sales in the 2004 third quarter could potentially again increase in the double digit percentage range compared to the 2004 second quarter; our expectation that our gross margin and our operating margins will increase by over 200 basis points in the 2004 third quarter compared to the 2004 second quarter; our expectation regarding pricing in the second half of 2004; our belief that it is more likely than not that certain deferred tax assets will be realized; interest expense we expect to record in our Consolidated Statement of Operations related to accretion of our senior subordinated secured notes in each of the years 2004 through 2007; our anticipation that we will have the opportunity to enhance our commercial relationship with Texas Instruments Incorporated (TI) following our acquisition of TI’s 20% ownership interest in MEMC Southwest; and our belief that we have the financial resources needed to meet business requirements for the next twelve months including capital expenditure and working capital requirements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for wafers and semiconductors; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment; general economic conditions; the accuracy of our assumptions regarding projected future pre-tax and taxable income and the expected timing of the reversal of existing temporary differences by taxable jurisdiction; actions by our competitors, customers and suppliers; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in interest and currency exchange rates; changes in the composition of worldwide taxable income; and other risks described in MEMC’s filing with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2003.

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

At June 30, 2004, we had unhedged Yen exposure represented by a loan to our wholly owned Japanese subsidiary of approximately $150 million. On July 1, 2004, we designated this Yen-based intercompany loan as a long-term investment with settlement not planned or anticipated in the foreseeable future. As a result, we will no longer record currency gains and losses from this loan in the Consolidated Statement of Operations. At June 30, 2004 our Taiwan subsidiary had unhedged Yen exposure represented by a loan to our wholly owned Japanese subsidiary of approximately $7 million. At June 30, 2004, we also had a $34 million unhedged Won exposure represented by our Korean subsidiary’s net Won financial assets. Our Korean and Taiwan subsidiaries utilize the U.S. Dollar as their functional currency.

Item 4.	Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the second quarter of 2004 that have materially affected or are reasonably likely to materially affect MEMC’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Stockholders held on April 27, 2004 and received the votes set forth below:

1. All of the following persons nominated were elected to serve as directors for terms expiring in 2007 and received the number of votes set forth opposite their respective names:

	For	Withheld
John Marren	178,538,891	22,318,709
William E. Stevens	197,494,093	3,363,507
William D. Watkins	198,313,403	2,544,197
James B. Williams	178,535,593	22,322,007

2. A proposal to amend the Company’s 1995 Equity Incentive Plan to provide for grants of restricted stock units was approved, receiving 167,435,749 votes FOR and 7,927,175 votes AGAINST, with 6,015,409 abstentions and 19,479,267 broker non-votes.

3. A proposal to amend the Company’s 2001 Equity Incentive Plan to provide for grants of restricted stock units was approved, receiving 167,422,428 votes FOR and 7,951,257 votes AGAINST, with 6,004,649 abstentions and 19,479,267 broker non-votes.

4. A proposal to amend the Company’s 2001 Equity Incentive Plan to expand the plan to cover non-employee directors was approved, receiving 161,492,439 votes FOR and 17,674,564 votes AGAINST, with 2,211,331 abstentions and 19,479,267 broker non-votes.

5. A proposal to amend the Company’s 2001 Equity Incentive Plan to increase the number of shares of common stock available under the plan from 7,000,000 to 15,000,000 was approved, receiving 163,960,504 votes FOR and 15,211,026 votes AGAINST, with 2,206,803 abstentions and 19,479,267 broker non-votes.

Item 6.	Exhibits and Reports on Form 8- K.

(a)	Exhibits

Exhibit Number	Description

2-a	Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

2-b	Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

Exhibit Number	Description

3-(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3-(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

4-a	Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent, and Form of Note attached as an exhibit thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 14, 2002)

4-a(1)	Security Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(2)	Pledge Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(3)	Indemnity, Subrogation and Contribution Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(4)	Guarantee Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(5)	Amendment No. 1, dated as of March 21, 2002, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent (incorporated by reference to Exhibit 4-(a)(5) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

4-a(6)	Amendment No. 2, dated as of March 3, 2003, to Amended and Restated Indenture, dated as of December 31, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc. as collateral agent (incorporated by reference to Exhibit 4-(a)(6) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-a(7)	Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed in Schedule I thereto, and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-(a)(7) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-a(8)	Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-(a)(8) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10-g	Share Transfer Agreement dated as of August 1, 2004 by and among Texas Instruments Incorporated, the Company, and MEMC Southwest Inc.

*10-cc(1)	Form of Restricted Stock Unit Award Agreement

*10-ii (4)	Amendment to Stock Option Grant Agreement (2002 Service Option)

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract, compensatory plan or arrangement.

(b)	Reports on Form 8-K

During the second quarter of 2004, we filed the following current reports on Form 8-K:

1. Item 7 and Item 12 Form 8-K filed on April 28, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

August 9, 2004	/s/ THOMAS E. LINNEN
	Name:	Thomas E. Linnen
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description

10-g	Share Transfer Agreement dated as of August 1, 2004 by and among Texas Instruments Incorporated, the Company, and MEMC Southwest Inc.

10-cc(1)	Form of Restricted Stock Unit Award Agreement

10-ii(4)	Amendment to Stock Option Grant Agreement (2002 Service Option)

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.