Form 10-Q
period 2004-09-30
MEMC ELECTRONIC MATERIALS INC
filed 2004-11-08
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the registrant’s common stock outstanding at October 29, 2004 was 207,880,168.

PART I— FINANCIAL INFORMATION

Item 1. Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Item 4. Controls and Procedures

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

Item 6. Exhibits

SIGNATURES

EXHIBIT INDEX

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$275,283	$195,897	$759,582	$576,071
Cost of goods sold	164,537	137,378	488,334	407,726

Gross margin	110,746	58,519	271,248	168,345
Operating expenses:
Marketing and administration	17,768	13,613	52,798	41,098
Research and development	9,413	8,406	27,594	24,326

Operating income	83,565	36,500	190,856	102,921
Nonoperating (income) expense:
Interest expense	3,408	2,665	10,284	9,975
Interest income	(975)	(1,870)	(3,988)	(5,777)
Royalty income	—	(1,038)	(105)	(2,924)
Currency (gains) losses	441	(11,709)	1,547	(10,605)
Other, net	(2,474)	(212)	(4,756)	(315)

Total nonoperating (income) expense	400	(12,164)	2,982	(9,646)

Income before income tax expense, equity in income (loss) of joint venture and minority interests	83,165	48,664	187,874	112,567
Income tax expense	20,791	12,166	21,644	28,142

Income before equity in income (loss) of joint venture and minority interests	62,374	36,498	166,230	84,425
Equity in income (loss) of joint venture	—	1,589	(1,717)	4,317
Minority interests	(2,654)	(2,890)	(8,286)	(6,529)

Net income	$59,720	$35,197	$156,227	$82,213

Basic income per share	$0.29	$0.17	$0.75	$0.41

Diluted income per share	$0.27	$0.16	$0.71	$0.38

Weighted average shares used in computing basic income per share	207,829,540	206,517,384	207,584,240	200,908,620

Weighted average shares used in computing diluted income per share	220,369,530	223,771,825	220,678,058	217,401,562

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,308	$96,859
Short-term investments	—	33,838
Accounts receivable, less allowance for doubtful accounts of $1,861 and $2,408 in 2004 and 2003, respectively	151,873	103,020
Inventories	119,777	109,488
Prepaid and other current assets	20,118	22,140

Total current assets	395,076	365,345
Property, plant and equipment, net of accumulated depreciation of $180,375 and $164,266 in 2004 and 2003, respectively	387,276	270,367
Investment in joint venture	—	24,155
Deferred tax assets, net	43,558	20,248
Other assets	55,377	46,637

Total assets	$881,287	$726,752

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$21,865	$71,841
Accounts payable	99,021	95,178
Accrued liabilities	32,418	35,537
Customer deposits	5,023	15,655
Income taxes payable	9,231	3,002
Accrued wages and salaries	21,940	22,841

Total current liabilities	189,498	244,054
Long-term debt, less current portion	120,514	59,251
Pension and similar liabilities	112,360	126,401
Customer deposits	3,208	3,606
Other liabilities	57,623	35,690

Total liabilities	483,203	469,002

Minority interests	44,033	64,127
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued and outstanding at 2004 and 2003	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 208,549,642 and 207,878,032 issued at 2004 and 2003, respectively	2,085	2,079
Additional paid-in capital	152,450	150,095
Retained earnings	238,377	82,150
Accumulated other comprehensive loss	(33,378)	(33,338)
Deferred compensation	(1,855)	(2,916)
Treasury stock, 714,205 and 875,455 shares in 2004 and 2003, respectively	(3,628)	(4,447)

Total stockholders’ equity	354,051	193,623

Total liabilities and stockholders’ equity	$881,287	$726,752

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income	$156,227	$82,213
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,607	23,274
Interest accretion	3,705	1,868
Stock compensation	1,808	2,904
Minority interests	8,286	6,529
Equity in (income) loss of joint venture	1,717	(4,317)
Working capital and other	(27,494)	(32,024)

Net cash provided by operating activities	175,856	80,447

Cash flows from investing activities:
Capital expenditures	(98,073)	(62,224)
Proceeds from sale of property, plant and equipment	72	37
Purchase of business, net of cash acquired	(57,226)	—

Net cash used in investing activities	(155,227)	(62,187)

Cash flows from financing activities:
Net short-term borrowings	(30,552)	(61,129)
Proceeds from issuance of long-term debt	60,014	—
Principal payments on long-term debt	(41,922)	(94,295)
Proceeds from issuance of common stock	2,445	100,498
Dividend to minority interest	(4,765)	(2,510)

Net cash used in financing activities	(14,780)	(57,436)

Effect of exchange rates changes on cash and cash equivalents	600	4,666

Net increase (decrease) in cash and cash equivalents	6,449	(34,510)
Cash and cash equivalents at beginning of period	96,859	119,651

Cash and cash equivalents at end of period	$103,308	$85,141

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(1) Nature of Operations

We are a leading worldwide producer of wafers for the semiconductor industry. We are one of the top four wafer suppliers in the world, with each having more than a 10% share of the overall market. We operate manufacturing facilities in every major semiconductor manufacturing region throughout the world, including Europe, Japan, Malaysia, South Korea, Taiwan and the United States. Our customers include virtually all of the major semiconductor device manufacturers in the world, including the major memory, microprocessor and applications specific integrated circuit, or ASIC, manufacturers, as well as the world’s largest foundries. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch) and in four general categories: prime polished, annealed, epitaxial and test/monitor. A prime polished wafer is a highly refined, pure wafer with an ultra-flat and ultra-clean surface. An annealed wafer is a prime polished wafer with near surface crystalline defects dissolved during a high-temperature thermal treatment. An epitaxial wafer consists of a thin, silicon layer grown on the polished surface of the wafer. A test/monitor wafer is substantially the same as a prime polished wafer, but with some less rigorous specifications.

(2) Significant Accounting Policies

Accounting Estimates

In connection with the adjustment to property, plant and equipment caused by the Texas Pacific Group contingent performance purchase price payment in August 2003 (see Note 13), effective with the third quarter of 2003, we reevaluated our accounting estimates related to the useful lives for most of our machinery and equipment, buildings and building improvements. As a result of this evaluation, we concluded that the useful lives of certain of our assets should be extended to better reflect their economic life. This reevaluation had a favorable impact on gross margin for the three and nine months ended September 30, 2004 of approximately $1,600 and $5,400, respectively. The increase to net income was approximately $1,300 and $4,500 for the three and nine months ended September 30, 2004, respectively. The favorable impact on basic and diluted earnings per share was less than 1 cent for the three months ended September 30, 2004. The favorable impact on basic and diluted earnings per share was each approximately 2 cents for the nine months ended September 30, 2004.

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

No compensation cost has been recognized for non-qualified stock options granted under the plans when the exercise price of the stock options equals the market price on the date of grant. Compensation expense equal to the intrinsic value of the options has been recognized over the vesting periods for options granted at a price below market price on the grant date and deferred compensation has been recorded for the unearned portion of the options as a separate component of stockholders’ equity. Had compensation cost been determined for our non-qualified stock options based on the fair value at the grant dates, as determined using the Black-Scholes option pricing model, consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” we would have reported the amounts indicated below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income as reported	$59,720	$35,197	$156,227	$82,213
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	339	832	1,120	2,904
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(3,551)	(4,164)	(10,422)	(10,212)

Pro forma net income	$56,508	$31,865	$146,925	$74,905

Income per share:
Basic—as reported	$0.29	$0.17	$0.75	$0.41
Diluted—as reported	$0.27	$0.16	$0.71	$0.38
Basic—pro forma	$0.27	$0.15	$0.71	$0.37
Diluted—pro forma	$0.26	$0.14	$0.67	$0.35

A summary of our significant accounting policies is presented in our audited financial statements and related management’s discussion and analysis for the fiscal year ended December 31, 2003 contained in Exhibit 13 to our annual report on Form 10-K, as amended on Form 10-K/A, for the fiscal year ended December 31, 2003. See also management’s discussion and analysis below.

(3) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC ), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly MEMC’s financial position and results of operations and cash flows for the periods presented. We have presented the consolidated financial statements in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with our annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2003, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

(4) Earnings per share

For the three months ended September 30, 2004 and 2003, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended
	September 30, 2004		September 30, 2003
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$59,720	$59,720	$35,197	$35,197

EPS denominator:
Weighted average shares outstanding	207,814,757	207,814,757	206,517,384	206,517,384
Warrants	—	10,766,823	—	12,457,523
Stock options	—	1,760,642	—	4,796,918
Restricted stock and restricted stock units	14,783	27,308	—	—

Total shares	207,829,540	220,369,530	206,517,384	223,771,825

Earnings per share	$0.29	$0.27	$0.17	$0.16

For the nine months ended September 30, 2004 and 2003, basic and diluted earnings per share were calculated as follows:

	Nine Months Ended
	September 30, 2004		September 30, 2003
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$156,227	$156,227	$82,213	$82,213

EPS denominator:
Weighted average shares outstanding	207,579,276	207,579,276	200,908,620	200,908,620
Warrants	—	11,162,544	—	12,006,053
Stock options	—	1,924,841	—	4,392,241
Restricted stock and restricted stock units	4,964	11,397	—	94,648

Total shares	207,584,240	220,678,058	200,908,620	217,401,562

Earnings per share	$0.75	$0.71	$0.41	$0.38

At September 30, 2004, MEMC had outstanding 9,545,560 options and 16,666,667 warrants.

(5) Inventories

Inventories consist of the following:

	September 30, 2004	December 31, 2003
Raw materials and supplies	$18,434	$14,819
Goods in process	54,028	42,088
Finished goods	47,315	52,581

	$119,777	$109,488

(6) Comprehensive Income

Comprehensive income for the three months ended September 30, 2004 and 2003 was $57,721 and $27,041, respectively. Comprehensive income for the nine months ended September 30, 2004 and 2003 was $156,187 and $74,830, respectively. MEMC’s only adjustment from net income to comprehensive income was foreign currency translation adjustments in each period presented.

(7) Debt

Our short-term unsecured borrowings from banks total approximately $1,014 at September 30, 2004, under approximately $54,389 of short-term loan agreements.

We have long-term credit facilities of approximately $266,366 of which $141,365 is outstanding at September 30, 2004. Of the $266,366 of long-term credit facilities, $3,417 is unavailable as it relates to the issuance of third party letters of credit. We are accreting the $50,000 senior subordinated secured notes up to their face value plus related stated interest over the six years preceding their maturity using the effective interest method. At September 30, 2004, the accreted value of these notes was approximately $5,000; however, the face value of these notes plus accrued stated interest was approximately $65,532 at September 30, 2004. Assuming the senior subordinated secured notes remain outstanding until their maturity, interest expense expected to be recorded in our Consolidated Statement of Operations related to the accretion of the notes and related stated interest expense is expected to be $3,900, $10,200, $26,400, and $55,600 in the years 2004 through 2007, respectively.

(8) Income Taxes

For the nine months ended September 30, 2004, we recognized income tax expense of $21,644, as compared to $28,142 for the nine months ended September 30, 2003. In the three months ended June 30, 2004, we reversed $25,325 in valuation allowances against deferred tax assets as we believe that it is more likely than not that certain deferred tax assets will be realized taking into consideration all available evidence including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses) and the expected timing of the reversals of existing temporary differences by taxable jurisdiction. The reversal of this valuation allowance was limited to $25,325 based upon limitations on our ability to forecast future pre-tax and taxable income by taxable jurisdiction on a long-term basis given the cyclicality of the silicon wafer industry. As of September 30, 2004, we had valuation allowances of $201,946 reducing our net deferred tax assets to $47,574.

(9) Benefit Plans

Net periodic benefit cost consists of the following:

	Three Months Ended September 30, 2004		Three Months Ended September 30, 2003		Nine Months Ended September 30, 2004		Nine Months Ended September 30, 2003
	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service Cost	$973	$60	$769	$82	$2,929	$180	$2,308	$246
Interest Cost	2,265	743	2,273	814	6,799	2,228	6,820	2,442
Expected return on plan assets	(1,493)	—	(1,381)	—	(4,427)	—	(4,142)	—
Amortization of service costs	1	—	1	—	3	—	2	—
Net actuarial loss	239	—	148	—	752	—	444	—

Net periodic benefit cost	$1,985	$803	$1,810	$896	$6,056	$2,408	$5,432	$2,688

(10) Commitments and Contingencies

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims.

(11) Acquisitions

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

The table below reflects unaudited pro forma combined results of MEMC and Taisil as if the acquisition had occurred on January 1, 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$275,283	$213,720	$761,457	$627,983
Net income	59,817	37,974	156,550	87,559
Basic income per share	$0.29	$0.18	$0.75	$0.44
Diluted income per share	$0.27	$0.17	$0.71	$0.40

These unaudited pro forma amounts are not necessarily indicative of what the actual combined results of operations might have been if the acquisition had been effective at the beginning of 2003. As discussed in Note 12 below, the results for the nine months ended September 30, 2004 were affected by losses from a small fire at Taisil and the related business interruption insurance recovery.

On August 1, 2004, we acquired the 20% ownership interest in our MEMC Southwest Inc. joint venture that we did not already own. The consideration for the 20% ownership interest was the termination of the various joint venture agreements, including the shareholders’ agreement, the technology transfer agreement and a wafer purchase agreement. Negative goodwill of $18,546 resulted from the application of purchase accounting. The negative goodwill was calculated as the excess of the fair value of the minority interest’s net assets acquired over the assumed purchase price. The negative goodwill was then allocated to the bases of the minority interest’s share of existing property, plant and equipment, goodwill and other noncurrent assets.

The financial results of MEMC Southwest Inc. will continue to be consolidated with MEMC subsequent to this transaction, but the minority interest will no longer be reflected in our consolidated balance sheets, statements of operations or cash flow statements.

(12) Business Interruption Insurance Recovery

In December 2003, Taisil experienced a small fire. As a result, Taisil incurred losses from property damage and business interruption in December 2003 and January 2004. Taisil recognized a business interruption insurance recovery relating to the fire of approximately $3,300. As the loss related to an event prior to the acquisition discussed in Note 11 above, 45% of the claim was recognized as income in our Consolidated Statement of Operations as Other, net in Nonoperating income (expense) for the nine months ended September 30, 2004. The remaining 55% was included as an asset as part of the purchase accounting for our acquisition of the remaining interest in Taisil.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Net Sales.

Net sales increased by 41% to $275.3 million in the third quarter of 2004 from $195.9 million in the third quarter of 2003. This increase was due to a 45% increase in product volumes, partially offset by a 1% decline in overall average selling prices.

For the nine months ended September 30, 2004, net sales increased by 32% to $759.6 million from $576.1 million for the nine months of 2003. This increase was due to a 40% increase in product volumes, partially offset by a 4% decline in overall average selling prices.

The increase in product volumes for the three and nine month periods ended September 30, 2004 was primarily the result of increased volumes across substantially all diameters and the Taisil acquisition. Taisil’s financial results were consolidated with MEMC effective February 1, 2004. The decline in average selling prices for the three and nine months ended September 30, 2004 was primarily the result of decreases in selling prices partially offset by the favorable impact of currency fluctuations.

Gross Margin.

In the 2004 third quarter, our gross margin was $110.7 million compared to $58.5 million in the 2003 third quarter. As a percentage of net sales, gross margin improved to 40.2% in the 2004 third quarter from 29.9% in the third quarter of 2003.

For the nine months ended September 30, 2004, our gross margin was $271.2 million compared to $168.3 million for the nine months of 2003. As a percentage of net sales, gross margin improved to 35.7% in 2004 from 29.2% in 2003.

The improved gross margin was primarily a result of higher product volumes, continued cost reductions resulting in better leverage on fixed costs and a favorable change in the mix of products sold. Beginning July 1, 2003, we reevaluated the accounting estimates related to the useful lives for most of our machinery and equipment, buildings and building improvements. This change in accounting estimate had a $1.6 million and $5.4 million favorable impact on gross margin for the three and nine months ended September 30, 2004, respectively. See Note 2 to the Consolidated Financial Statements herein.

Marketing and Administration.

Marketing and administration expenses increased to $17.8 million for the three months ended September 30, 2004 compared to $13.6 million for the three months ended September 30, 2003. As a percentage of net sales, marketing and administration decreased to 6.5% for the three months ended September 30, 2004 from 6.9% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, marketing and administration expenses increased to $52.8 million from $41.1 million for the nine months ended September 30, 2003. As a percentage of net sales, marketing and administration decreased to 7.0% for the nine months ended September 30, 2004 from 7.1% for the nine months ended September 30, 2003.

The increase in marketing and administration expenses was primarily due to freight expenses, which were reclassified from cost of goods sold to administration expense effective in the 2003 fourth quarter. The remainder of the increase was a result of the financial consolidation of Taisil, improvements in quality systems and increased efforts devoted to sales and customer service.

Research and Development.

Our research and development (R&D) expenses increased to $9.4 million for the three months ended September 30, 2004 versus $8.4 million for the three months ended September 30, 2003. As a percentage of net sales, R&D expenses decreased to 3.4% for the three months ended September 30, 2004 from 4.3% for the three months ended September 30, 2003. For the nine months ended September 30, 2004, R&D expenses increased to $27.6 million from $24.3 million for the nine months ended September 30, 2003. As a percentage of net sales, R&D expenses decreased to 3.6% for the nine months ended September 30, 2004 from 4.2% for the nine months ended September 30, 2003. The higher research and development expenses were primarily due to increasing our capability for next-generation products to improve flatness and particles.

Operating Income.

Operating income increased to $83.6 million in the third quarter of 2004 compared to $36.5 million in the 2003 third quarter. For the nine months ended September 30, 2004, operating income increased to $190.9 million from $102.9 million for the nine months ended September 30, 2003. The improved operating results were primarily a result of the increases in net sales and gross margin discussed above.

Nonoperating (Income) Expense.

Interest Expense.

For the three months ended September 30, 2004, interest expense increased to $3.4 million from $2.7 million in the year ago quarter. For the nine months ended September 30, 2004, interest expense increased to $10.3 million from $10.0 million in the year ago period. An increase in interest expense in the 2004 periods resulting from non-cash interest accretion on the senior subordinated secured notes due TPG was substantially offset by lower interest expense from lower outstanding indebtedness at our foreign subsidiaries. Interest accretion recorded on the TPG notes for the three months ended September 30, 2004 was $1.1 million compared to $0.2 million for the 2003 third quarter. For the nine months ended September 30, 2004, interest accretion on the TPG notes was $2.6 million compared to $0.2 million for the nine months ended September 30, 2003.

Interest Income.

For the three months ended September 30, 2004, interest income decreased to $1.0 million from $1.9 million in the year ago quarter. For the nine months ended September 30, 2004, interest income decreased to $4.0 million from $5.8 million in the year ago period. The decrease is primarily the result of the sale of marketable securities of approximately $33.8 million throughout 2004 and the use of the funds to pay down our South Korean debt.

Royalty Income.

Substantially all of the royalty income relates to royalties received from Taisil. As a result of the financial consolidation of Taisil, these royalties were no longer recognized effective February 1, 2004.

Currency (Gains) Losses.

Currency losses for the three months ended September 30, 2004 were $0.4 million compared to currency gains of $11.7 million in the comparable 2003 period. Currency losses for the nine months ended September 30, 2004 were $1.5 million compared to currency gains of $10.6 million in the comparable 2003 period. The currency gains and losses were primarily associated with the revaluation of a Yen-based intercompany loan. On July 1, 2004, we designated this Yen-based intercompany loan as a long-term investment with settlement not planned or anticipated in the foreseeable future. Since we no longer expect settlement of the intercompany loan, foreign currency gains and losses from this loan are no longer being recorded in the Consolidated Statement of Operations.

Other, Net.

Other nonoperating income was $2.5 million for the three months ended September 30, 2004 versus $0.2 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, other nonoperating income increased to $4.8 million compared to $0.3 million for the nine months ended September 30, 2003. Included in the 2004 periods was a $1.7 million gain recorded from the termination of a customer supply arrangement in August 2004 and a $1.5 million gain recorded from a business interruption insurance recovery in February 2004 relating to a small fire at Taisil.

Income Taxes.

For the three months ended September 30, 2004, income tax expense was $20.8 million versus $12.2 million for the three months ended September 30, 2003. For the nine months ended September 30, 2004, we recognized income tax expense of $21.6 million versus $28.1 million for the nine months ended September 30, 2003.

In the three months ended June 30, 2004, we reversed $25.3 million in valuation allowances against deferred tax assets as we believe that it is more likely than not that certain deferred tax assets will be realized taking into consideration all available evidence including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses) and the expected timing of the reversals of existing temporary differences by taxable jurisdiction.

We expect the effective income tax rate to be approximately 25% for the remainder of 2004, excluding the impact of any additional reversals of valuation allowance based on changes in judgement of projected future pre-tax and taxable income (losses) by taxable jurisdiction.

Outlook.

We are targeting approximately flat revenues in the 2004 fourth quarter in comparison to the 2004 third quarter. However, due to the uncertainty of short-term inventory corrections by our customers, our net sales in the 2004 fourth quarter could be down by as much as five percentage points compared to the 2004 third quarter. In the third quarter, we exceeded our gross margin target due in part to a richer mix of products. In addition, inventory was up slightly as of September 30, 2004 due to softer orders than anticipated in the month of September. In the fourth quarter, we will try to optimize inventory and anticipate a slightly less rich mix of products as compared to the third quarter. These factors may cause our gross margin percentage in the 2004 fourth quarter to be down from the level achieved in the third quarter by approximately two percentage points.

Liquidity and Capital Resources.

For the nine months ended September 30, 2004, we generated $175.9 million of cash from operating activities, compared to $80.4 million for the nine months ended September 30, 2003. This improvement was primarily due to our improved operating results. Working capital increased to $205.6 million at September 30, 2004 from $121.3 million at December 31, 2003.

The short-term investments of $33.8 million at December 31, 2003 were liquidated throughout 2004 to pay down our South Korean debt. The reduction in debt is primarily reflected in short-term borrowings and current portion of long-term debt, which decreased by $49.9 million to $21.9 million at September 30, 2004 from $71.8 million at December 31, 2003.

Accounts receivable of $151.9 million at September 30, 2004 increased $48.9 million from $103.0 million at December 31, 2003. This increase was primarily due to the increase in sales for the three months ended September 30, 2004 compared to the three months ended December 31, 2003. The increase in sales and accounts receivable was partially due to the acquisition of Taisil in February 2004. Days’ sales outstanding increased to 50 at September 30, 2004 compared to 45 days at December 31, 2003 based upon annualized sales for the respective immediately preceding quarter. This increase in days’ sales outstanding was primarily attributable to late customer payments and the mix of customers.

Our inventories of $119.8 million at September 30, 2004 increased $10.3 million from $109.5 million at December 31, 2003. Approximately one-half of the increase can be attributed to the incremental inventories resulting from the Taisil acquisition. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, were approximately 5.5 turns for the three month period ended September 30, 2004 and approximately 5.1 turns for the three month period ended December 31, 2003. At September 30, 2004, we had approximately $23.0 million of inventory held on consignment, compared to $24.9 million at December 31, 2003. Related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $10.8 million at September 30, 2004 as compared to $5.4 million at December 31, 2003. In connection with a refinement to our existing obsolescence reserve analysis, inventory product obsolescence reserves were increased in the three months ended June 30, 2004 by approximately $7.0 million to provide for specific inventory items for which agings and usage analysis indicated risk of loss.

At December 31, 2003, our investment in joint venture related to our 45% interest in Taisil. Effective February 1, 2004, we acquired the remaining interest in Taisil, as discussed in Note 11 above, and Taisil was consolidated with MEMC’s financial results.

Our net deferred tax assets totaled $47.6 million at September 30, 2004 (of which $4.0 million is included in prepaid and other current assets at September 30, 2004), compared to $20.2 million at December 31, 2003. We provide for income taxes on a quarterly basis based on an estimated annual effective income tax rate. In the three months ended June 30, 2004, we reversed $25.3 million in valuation allowances against deferred tax assets as we believe that it is more likely than not that certain deferred tax assets will be realized. As of September 30, 2004, we have valuation allowances of $201.9 million reducing our net deferred tax assets to $47.6 million.

Other assets increased to $55.4 million at September 30, 2004 from $46.6 million at December 31, 2003. The increase was primarily due to a reduction in the reserve for spare parts and to the acquisition of Taisil. In 2004, we refined our policy regarding obsolescence reserves for spare parts whereby a reserve is only established for specifically identified spare parts if the related machinery and equipment is no longer in service. This refinement of the obsolescence reserve analysis resulted in a $7.0 million decrease in the spare parts reserve in the 2004 second quarter.

In the 1990s and in 2000, we entered into customer deposit arrangements with certain customers to reserve capacity. These customer deposits, including both short-term and long-term portions, of $8.2 million at September 30, 2004 decreased $11.0 million from December 31, 2003 as a result of purchases of wafers by these customers.

Pension and similar liabilities decreased to $112.4 million at September 30, 2004 from $126.4 million at December 31, 2003 primarily reflecting the funding of $19.8 million of minimum required contributions to our defined benefit pension plan for the 2003 plan year and part of the 2004 plan year.

Our cash used in investing activities increased to $155.2 million for the nine months ended September 30, 2004 compared to $62.2 million for the nine months ended September 30, 2003, primarily as a result of increased capital expenditures and the acquisition of the remaining interest in Taisil in February 2004. At September 30, 2004, we had approximately $57.7 million of committed capital expenditures. Capital expenditures and committed capital expenditures in 2004 primarily relate to increasing our capacity and capability for our next generation products, including 300 millimeter, by making incremental changes to our existing manufacturing facilities and manufacturing lines. The existing facilities may be modified to permit the manufacture of greater quantities of current products. Alternatively, with incremental improvements, the existing facilities may be modified to become capable of manufacturing next generation products.

For the nine months ended September 30, 2004, cash used by financing activities was $14.8 million. Net activity under short-term borrowing arrangements resulted in the net payment of $30.6 million. Payments under long-term credit facilities were $41.9 million. We also made a dividend payment to a minority interest of $4.8 million. These cash uses were partially offset by the borrowing of $60.0 million to finance the acquisition of the remaining interest in Taisil and $2.4 million from stock option exercises.

Our unsecured short-term borrowings totaled approximately $1.0 million at September 30, 2004, under approximately $54.4 million of short-term loan agreements. We have long-term credit facilities of approximately $266.4 million, of which $141.4 million was outstanding at September 30, 2004. Of the $266.4 million of long-term credit facilities, $3.4 million is unavailable as it relates to the issuance of third party letters of credit. Our weighted average cost of borrowing, excluding accretion, was 3.3% at September 30, 2004 and 4.1% at December 31, 2003. Our total debt to capital ratio was 26% at September 30, 2004 and 34% at December 31, 2003.

As a result of the restructuring of MEMC’s debt in 2001, an investor group led by Texas Pacific Group (TPG) acquired $50 million in principal amount of our senior subordinated secured notes maturing in November 2007. We are accreting the senior subordinated secured notes up to their face value over their maturity using the effective interest method. Assuming these notes remain outstanding until their maturity, interest expense expected to be recorded in our Consolidated Statement of Operations related to accretion of the notes and related stated interest expense is expected to be $4 million, $10 million, $26 million, and $56 million in the years 2004 through 2007, respectively. In the event these notes are redeemed prior to their maturity or exchanged to pay the exercise price of our outstanding warrants, on the redemption or exercise date we will recognize interest expense equal to the remaining unaccreted face value of the notes and the related accrued but unpaid stated interest. At September 30, 2004, the accreted value of these notes was approximately $5.0 million; however, the face value of these notes plus accrued stated interest was approximately $65.5 million.

As part of the purchase and restructuring transactions, TPG committed to provide a five-year $150 million revolving credit facility to MEMC. That revolving credit facility was replaced with a five-year $150 million revolving credit facility from Citibank/UBS (the Citibank/UBS Facility), guaranteed by TPG. However, credit available under the facility has been reduced by $3.4 million related to the issuance of third party letters of credit. Loans under this facility bear interest at a rate of LIBOR plus 1.5% or an alternate base rate plus 0.5% per annum. At September 30, 2004, our borrowings under this credit facility totaled $60.0 million.

TPG has also provided us with a five-year $35 million revolving credit facility (the TPG Facility) bearing interest at a rate of LIBOR plus 10% or an alternate base rate plus 9%. As a condition to any borrowings under the TPG Facility, we must have borrowed all amounts available under the Citibank/UBS Facility. The commitments under the TPG Facility terminate and any outstanding loans under the facility, together with any accrued interest thereon, will become due and payable upon the closing and funding of a debt or equity financing in which the net proceeds to MEMC equal or exceed $100 million. At September 30, 2004, we had no outstanding balance against the TPG Facility.

The Citibank/UBS Facility, the TPG Facility, and the indenture for our senior subordinated secured notes contain certain highly restrictive covenants, including covenants to maintain minimum quarterly consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined; minimum monthly consolidated backlog; minimum monthly consolidated revenues; maximum annual capital expenditures; and other covenants customary for revolving loans and indentures of this type and size. The minimum quarterly consolidated EBITDA covenant is $35 million in the fourth quarter of 2004. Thereafter, the minimum quarterly consolidated EBITDA covenant progressively increases to $44 million, $52 million and $60 million in the last quarter of 2005, 2006 and 2007, respectively. The minimum monthly consolidated backlog covenant was 58 million square inches (msi) in January 2004, progressively increasing to 63 msi, 74 msi, 81 msi and 92 msi in the last month of 2004, 2005, 2006 and 2007, respectively. The minimum monthly consolidated revenue covenant was $61 million in January 2004, progressively increasing to $67 million, $76 million, $84 million and $92 million in the last month of 2004, 2005, 2006 and 2007, respectively. Finally, the maximum annual capital expenditures covenant is $55 million for each of the years 2004 through 2007. For 2004, our lenders have consented to increase the covenant for maximum annual capital expenditures to $150 million. In the event that we violate these covenants, which in our highly cyclical industry could occur in a sudden or sustained downturn, the loan commitments under the revolving credit facilities may terminate and the loans and accrued interest then outstanding under the facilities and the senior subordinated secured notes and related accrued interest may be due and payable immediately. At September 30, 2004, we were in compliance with all of these debt covenants.

The Citibank/UBS Facility is guaranteed by TPG. The various guaranties terminate in November 2004 and November 2005, prior to the expiration of the Citibank/UBS Facility. We have been informed that the various TPG entities intend to renew their respective guarantees on or before the November 2004 termination date. In addition, each guarantor may terminate its guaranty for any reason. In the event that a guarantor terminates its guaranty, or does not renew its guaranty and in the case of a non-renewal the lenders have not received cash collateral or a replacement guaranty executed by a replacement guarantor satisfactory to the lenders, then the loan commitments under the revolving credit facility will terminate and we will be required to repay all outstanding loans and accrued interest under this facility. Likewise, if any guarantor defaults under its guaranty, then the guarantor’s default will constitute an event of default under this revolving credit facility. In such event, the loan commitments under this revolving credit facility may terminate and the loans and accrued interest under the facility may be due and payable immediately.

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

No compensation cost has been recognized for non-qualified stock options granted under the plans when the exercise price of the stock options equals the market price on the date of the grant. Compensation expense equal to the intrinsic value of the options has been recognized over the vesting periods for options granted at a price below the market price on the date of the grant and deferred compensation has been recorded for the unearned portion of the options as a separate component of stockholders’ equity.

Recently Issued Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. (FIN) 46 (revised December 2003), Consolidation of Variable Interest Entities (VIEs), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46, Consolidation of Variable Interest Entities, which was issued in January 2003. We are required to apply FIN 46R to variable interests in VIEs created after December 31, 2003. For variable interest in VIEs created before January 1, 2004, FIN 46R will be applied beginning on January 1, 2005. For any VIEs that must be consolidated under FIN 46R that were created before January 1, 2004, the assets, liabilities and non-controlling interests of the VIE initially would be measured at their carrying amounts with any difference between the net amount added to the balance sheet and any previously recognized interest being recognized as the cumulative effect of an accounting change. If determining the carrying amounts is not practicable, fair value at the date FIN 46R first applies may be used to measure the assets, liabilities and non-controlling interest of the VIE. The adoption of FIN 46R did not have an effect on our financial condition or results of operations.

In May 2004, the FASB issued FASB Staff Position (FSP) No. FAS 106-2, Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“the Staff Position”). The Staff Position clarifies the accounting for the benefits attributable to new government subsidies for companies that provide prescription drug benefits to retirees. We are currently determining whether benefits provided by our plan are actuarially equivalent to Medicare Part D and current disclosures of net periodic postretirement costs do not reflect any amount associated with the subsidy. Our current understanding, based on our current benefit plan provisions, is that Medicare Part D will have minimal impact on our consolidated financial statements.

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our expectation that our effective income tax rate in 2004 will be approximately 25% excluding the impact of any additional reversals of valuation allowance based on changes in judgement of projected future pre-tax and taxable income (losses) by taxable jurisdiction; our belief that it is more likely than not that certain deferred tax assets will be realized; our targeting of approximately flat revenues in the 2004 fourth quarter in comparison to the 2004 third quarter; our expectation that due to the uncertainty of short-term inventory corrections by our customers, our net sales in the 2004 fourth quarter could be down as much as five percentage points compared to the 2004 third quarter; our anticipation that gross margin may be down by approximately two percentage points from the 2004 third quarter due to a slightly less rich mix of products and our efforts to optimize inventory; interest expense we expect to record in our Consolidated Statement of Operations related to accretion of our senior subordinated secured notes in each of the years 2004 through 2007; our expectation that the government subsidies from Medicare Part D will not be significant to our consolidated financial statements; and our belief that we have the financial resources needed to meet business requirements for the next twelve months including capital expenditure and working capital requirements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for wafers and semiconductors; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment; general economic conditions; the accuracy of our assumptions regarding projected future pre-tax and taxable income and the expected timing of the reversal of existing temporary differences by taxable jurisdiction; actions by our competitors, customers and suppliers; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in interest and currency exchange rates; changes in the composition of worldwide taxable income; and other risks described in our filings with the Securities and Exchange Commission, including our annual report on Form 10-K, as amended on Form 10-K/A, for the year ended December 31, 2003.

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

At September 30, 2004 our Taiwan subsidiary had unhedged Yen exposure represented by a loan to our wholly owned Japanese subsidiary of approximately $7.0 million. At September 30, 2004, we also had a $41.8 million unhedged Won exposure represented by our South Korean subsidiary’s net Won financial assets and $18.4 million of unhedged Taiwan Dollar exposure represented by our Taiwan subsidiary’s net Taiwan Dollar financial assets. Our South Korean and Taiwan subsidiaries utilize the U.S. Dollar as their functional currency.

Effective October 1, 2004, we changed the functional currency of our South Korean subsidiary from U.S. Dollar to Won functional currency. The change was determined based on the significant changes in economic facts and circumstances of the subsidiary in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The change will be made prospectively with any adjustment to current rate translation of nonmonetary assets on October 1, 2004 being recorded to other comprehensive income.

Item 4. Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a–15(e) and 15d–15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2004. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

There have been no changes in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) that occurred during the third quarter of 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Sumitomo Mitsubishi Silicon Corporation et al. vs. MEMC Electronic Materials, Inc.

On December 14, 2001, MEMC filed a lawsuit against Sumitomo Mitsubishi Silicon Corporation (“SUMCO”) and several of its affiliates in the Northern District of California alleging infringement of one of MEMC’s U.S. patents. The California lawsuit is still pending. On July 13, 2004, however, SUMCO and certain of its affiliates filed a lawsuit against MEMC in Delaware District Court in a case captioned Sumitomo Mitsubishi Silicon Corporation, aka SUMCO, a corporation of Japan and SUMCO USA Corporation, a Delaware corporation, v. MEMC Electronic Materials, Inc., a Delaware corporation, Civil Action No. 04-852-SLR. In the Delaware lawsuit, plaintiffs allege that MEMC violated the antitrust laws by attempting to control sales of low defect silicon wafers in the United States through its patent policies and enforcement of its patents related to low defect silicon wafers. Plaintiffs also seek a declaratory judgment that plaintiffs’ wafers do not infringe the claims of two MEMC patents and that these MEMC patents are invalid and unenforceable. Finally, plaintiffs allege that these two MEMC patents are void and unenforceable because of MEMC’s alleged patent misuse. Plaintiffs seek treble damages in an unspecified amount, and attorneys’ fees and costs incurred by plaintiffs in the Delaware lawsuit and in the California lawsuit.

MEMC believes the Delaware lawsuit has no merit and is asserting a vigorous defense.

Item 6. Exhibits

Exhibit Number	Description
2-a	Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

2-b	Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended September 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on September 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended September 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3-(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3-(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

4-a	Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent, and Form of Note attached as an exhibit thereto (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K dated January 14, 2002)

4-a(1)	Security Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

Exhibit Number	Description
4-a(2)	Pledge Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(3)	Indemnity, Subrogation and Contribution Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(4)	Guarantee Agreement among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc., dated as of November 13, 2001 (incorporated by reference to Exhibit 4.5 of the Company’s Current Report on Form 8-K dated November 28, 2001)

4-a(5)	Amendment No. 1, dated as of March 21, 2002, to Amended and Restated Indenture, dated as of December 21, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc., as collateral agent (incorporated by reference to Exhibit 4-(a)(5) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

4-a(6)	Amendment No. 2, dated as of March 3, 2003, to Amended and Restated Indenture, dated as of December 31, 2001, among the Company, Citibank, N.A., as trustee, and Citicorp USA, Inc. as collateral agent (incorporated by reference to Exhibit 4-(a)(6) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-a(7)	Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed in Schedule I thereto, and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-(a)(7) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-a(8)	Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of November 13, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (incorporated by reference to Exhibit 4-(a)(8) of the Company’s Form 10-K for the Year ended December 31, 2002)

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

*10-hh	Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	This Exhibit constitutes a management contract, compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

November 8, 2004	/s/ Thomas E. Linnen
	Name:	Thomas E. Linnen
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description

10-hh	Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.