Form 10-K
period 2004-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2005-03-16
CIK 945436

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on June 30, 2004, as reported by the New York Stock Exchange, was approximately $815,357,601.

The number of shares outstanding of the registrant’s Common Stock as of March 1, 2005, was 208,892,494 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s 2004 Annual Report to Stockholders (Part II)

2. Portions of the registrant’s 2005 Proxy Statement (Part III)

PART I

Item 1.	Business

Overview

We are a leading worldwide producer of wafers for the semiconductor industry. We are one of the top three wafer suppliers in the world. We are one of four wafer suppliers having more than a 10% share of the overall market. We operate manufacturing facilities in every major semiconductor manufacturing region throughout the world, including Europe, Japan, Malaysia, South Korea, Taiwan and the United States. Our customers include virtually all of the major semiconductor device manufacturers in the world, including the major memory, microprocessor and applications specific integrated circuit, or ASIC, manufacturers, as well as the world’s largest foundries. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch) and in three general categories: prime polished, epitaxial and test/monitor. A prime polished wafer is a highly refined, pure wafer with an ultra-flat and ultra-clean surface. An epitaxial wafer consists of a thin, silicon layer grown on the polished surface of the wafer. A test/monitor wafer is substantially the same as a prime polished wafer, but with some less rigorous specifications.

We were formed in 1984 as a Delaware corporation and completed our initial public stock offering in 1995. Our corporate structure includes, in addition to our wholly owned subsidiaries, an 80%-owned consolidated joint venture in South Korea (MEMC Korea Company or MKC). In February 2004, we acquired approximately 100% ownership of Taisil Electronic Materials Corporation (Taisil) in Taiwan. Prior to February 2004, Taisil was a 45%-owned unconsolidated joint venture. In addition, in August 2004, we acquired 100% ownership of MEMC Southwest Inc. in Sherman, Texas. Prior to August 2004, MEMC Southwest Inc. was an 80%-owned consolidated joint venture.

On November 13, 2001, an investor group led by Texas Pacific Group and including TPG Wafer Holdings LLC and funds managed by Leonard Green & Partners, L.P. and TCW/Crescent Mezzanine Management LLC (collectively, TPG) acquired beneficial ownership of approximately 72% of our outstanding common stock and approximately $910 million of our debt from E.ON AG. All of the debt acquired by TPG from E.ON has been restructured or repaid. As part of the restructuring, TPG received shares of our Series A Cumulative Convertible Preferred Stock. On July 10, 2002, TPG converted all of the outstanding shares of Series A Cumulative Convertible Preferred Stock and the related accumulated but unpaid dividends into 125,010,556 shares of MEMC common stock. TPG sold approximately 15 million, 34 million and 66 million shares of our common stock in public offerings in May 2003, February 2004 and February 2005, respectively. TPG currently beneficially owns approximately 34% of our outstanding common stock.

We are engaged in one reportable industry segment—the design, manufacture and sale of electronic grade wafers for the semiconductor industry. Financial information regarding this industry segment is contained in our 2004 Annual Report, which information is incorporated herein by reference.

Industry Background

Almost all semiconductors are manufactured from wafers, and thus the performance of the wafer industry is highly correlated to the unit shipments of the semiconductor device industry. The worldwide semiconductor device industry grew at a compound annual growth rate of 10% from 73 billion units in 1985 to 433 billion units in 2004, according to SIA & WSTS. In 2004, semiconductor device units increased 19% from 2003, according to SIA & WSTS.

The silicon wafer industry grew at a compound annual growth rate of 9% from 1,118 million square inches in 1985 to 6,262 million square inches in 2004, according to SIA/SEMI. In 2004, silicon wafer volumes grew 22%, according to SEMI.

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

Semiconductor device manufacturers continue to move towards devices with shrinking device geometrics (i.e., the distance between the electrical contacts on the device) and more stringent technical specifications. The wafers required to produce these next-generation devices are being developed in larger diameters. Thus, semiconductor device manufacturers continue to move to larger diameter wafers, with the 200 millimeter wafer being the primary wafer used today. Though semiconductor manufacturers are using 300 millimeter wafers for volume production, the 200 millimeter wafer is expected to be the primary wafer size through 2008 or 2009, according to Gartner Dataquest estimates (Source: Silicon Wafer Market Outlook: The Pendulum Swings to Supply Tightness, Takashi Ogawa, July 2004).

Over the past decade, we believe the wafer industry has consolidated, with only four suppliers now having more than a 10% share of the overall market. We believe this change in the competitive landscape is causing segmentation between larger and smaller producers with larger manufacturers gaining an increasing share of the overall wafer market. Semiconductor device manufacturers seek suppliers with whom they can better align wafer technology development with their own product development efforts. We believe these manufacturers will continue to select wafer suppliers that offer advanced technology capabilities, a broad product portfolio and superior service to satisfy their exacting device requirements.

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

Maintain and enhance our technology leadership position

We have been a pioneer in the design and development of wafer technologies over the past four decades. The model for our research and development group combines engineering innovation with specific commercialization strategies. We will continue to use and develop our portfolio of technologies to provide a combination of product features that fulfills the exacting specifications of our customers’ manufacturing requirements for increasingly complex wafers. Two of our more recent innovations are Magic Denuded Zone®, or MDZ®, wafer technology and crystalline defect-free crystal, both of which we have incorporated in our OPTIA™ product. These two innovations are designed to help our customers improve the yield and capability of their semiconductor fabrication processes. We have also entered into a license agreement for certain layer-transfer wafer technology and we are in the process of establishing production capability for 200mm and 300mm silicon-on-insulator (SOI) wafers.

Focus on continuous cost reduction and return on invested capital

Continuous cost reduction and a disciplined capital expenditure program are key components of our long-term financial strategy. During the past few years, we have taken significant steps to reduce our cost structure and improve the efficiency of our global manufacturing processes. These steps have included headcount reductions, process improvements, streamlining of material flows and working with our suppliers to reduce the total cost of ownership of our materials and supplies. With our reduced cost structure, we believe we have substantially reduced the minimum annual sales level we need to achieve positive operating income.

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

We are continually advancing our products’ capabilities. In addition to other new product offerings, we offer wafers with the Magic Denuded Zone®, or MDZ®, product feature. As compared to traditional techniques, this patented product feature can increase our customers’ yields in both prime polished and epitaxial wafers by drawing impurities away from the surface of the wafer in a manner that is efficient and reliable, with results that are reproducible.

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

Our annealed wafer is a prime polished wafer with near surface crystalline defects dissolved during a high-temperature thermal treatment. We expect that our sales of annealed wafers will continue to increase in the future.

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

Our AEGIS™ product is designed for certain specialized applications requiring high resistivity epitaxial wafers and our MDZ® product feature. The AEGIS™ wafer includes a thin epitaxial layer grown on a standard starting wafer. The AEGIS™ wafer’s thin epitaxial layer eliminates harmful defects on the surface of the wafer, thereby allowing device manufacturers to increase yields and improve process reliability.

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

Sales, Marketing and Customers

We market our products primarily through a global direct sales force. We have customer service and support centers globally, including in China, France, Germany, Italy, Japan, Malaysia, South Korea, Taiwan and the United States. A key element of our marketing strategy is establishing and maintaining close relationships with our customers. We accomplish this through multi-functional teams of technical, sales and marketing, and manufacturing personnel. These teams work closely with our customers to continually optimize our products for their production processes in their current and future facilities. We monitor changing customer needs and target our research and development and manufacturing to produce wafers adapted to each customer’s process and requirements. We complete sales principally through indicative-only contracts of one year or less, which indicate expected volumes and specify price.

We sell our products to virtually all major semiconductor device manufacturers, including the major memory, microprocessor and ASIC manufacturers as well as the world’s largest foundries. We made approximately 60% of our sales to ten customers in 2004. Samsung accounted for more than 10% of our sales in 2004. No other customer represented 10% or more of our 2004 sales.

We sell our products to certain customers under consignment arrangements. Generally, these consignment arrangements require us to maintain a certain quantity of product in inventory at the customer’s facility or at a storage facility designated by the customer. Under these arrangements, we ship the wafers to the storage facility, but do not charge the customer or recognize revenue for those wafers until title passes to the customer. Title passes when the customer pulls the product from the MEMC storage facility or storage area or, if the customer does not pull the product within a stated period of time (generally 60–90 days), at the end of that period, or when the customer otherwise agrees to take title to the product. Until that time, the wafers are considered part of MEMC’s inventory and are reflected on MEMC’s books and records as inventory. As such, these consignment arrangements are essentially inventory transfer arrangements. At December 31, 2004, we had approximately $22 million of inventory held on consignment.

Manufacturing

To meet our customers’ needs worldwide, we have established a global manufacturing network consisting of nine manufacturing facilities.

Our wafer manufacturing process begins with high purity semiconductor grade polysilicon. The polysilicon is melted in a quartz crucible along with minute amounts of electrically active elements such as arsenic, boron, phosphorous or antimony. We then lower a silicon seed crystal into the melt and slowly extract it from the melt. The resultant body of silicon is called an ingot. The temperature of the melt, speed of extraction and rotation of the crucible govern the diameter of the ingot, while the concentration of the electrically active element in the melt governs the electrical properties of the wafers to be made from the ingot. This is a complex, proprietary process requiring many control features on the crystal-growing equipment.

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

Raw Materials

We obtain our requirements for several raw materials, equipment, parts and supplies from sole suppliers. The main raw material in our production process is polysilicon. In 2004, we produced over 90% of our gross polysilicon requirements internally. We sell some polysilicon to third parties. We use two types of polysilicon: granular polysilicon and chunk polysilicon. We produce all of our requirements for granular polysilicon at our facility in Pasadena, Texas. We do not believe there are other sources of semiconductor grade granular polysilicon. Chunk polysilicon can be substituted for granular polysilicon, although our manufacturing throughput and yields could be adversely affected. We believe our ability to meet the majority of our polysilicon requirements through in-house capabilities provides us with a key cost advantage to compete more effectively in the wafer industry.

Research and Development

The wafer market is characterized by continuous technological development and product innovation. We believe that continued and timely development of new products and enhancements to existing products are necessary to maintain our competitive position. Our goal in research and development is to maintain a close working relationship with our customers to continually develop new products and refine existing products to meet the needs of the marketplace. Our research and development model combines engineering innovation with specific commercialization strategies. Our model closely aligns our technology efforts with our customers’ requirements. We accomplish this through a better understanding of our customers’ technology requirements and through targeted research and development projects aimed at developing products to meet those technology requirements. Some of these projects involve formal and informal joint development efforts with our customers.

In addition, in order to strengthen our customer relationships and interaction and to better target our research and development efforts, we assign research and development engineers to key customers worldwide. We do this through our Applications Engineering Group, in four of our laboratories located in the United States, Italy, Japan and South Korea, as well as field and resident engineers located at strategic locations throughout the world. Certain resident engineers are dedicated to specific accounts. The primary purpose of the Applications Engineering Group is to establish a close, technical working relationship with our customers to obtain a better knowledge of our customers’ material requirements.

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

We have also entered into a license agreement for certain layer-transfer wafer technology and we are in the process of establishing production capability for 200mm and 300mm silicon-on-insulator (SOI) wafers using a dedicated group of engineers and scientists located in our St. Peters, Missouri facility.

Research and development expenses were $38.0 million in 2004, $32.9 million in 2003 and $27.4 million in 2002 or, 3.7%, 4.2%, and 4.0% of our net sales for those periods, respectively.

Competition

The market for wafers is highly competitive. We compete in all the major semiconductor-producing regions of the world and face intense competition from established manufacturers. We estimate there are fewer than ten major competitors in our industry; however, our major competitors are Shin-Etsu Handotai, Sumitomo Mitsubishi Silicon and Siltronic. Some of our competitors have substantial financial, technical, engineering and manufacturing resources. Our wafers compete with wafers manufactured by others on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We believe we are competitive on the basis of these factors.

Proprietary Information and Intellectual Property

We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We try to protect our intellectual property rights based on patents and trade secrets as part of our ongoing research, development and manufacturing activities. As of December 31, 2004, we owned of record or beneficially approximately 216 U.S. patents, of which approximately 16 will expire by 2009, approximately 33 will expire between 2010 and 2014 and approximately 167 will expire after 2014. As of December 31, 2004, we owned of record or beneficially approximately 314 foreign patents, of which approximately 55 will expire by 2009, approximately 26 will expire between 2010 and 2014 and approximately 233 will expire after 2014. These foreign patents are generally counterparts of our U.S. patents. As of December 31, 2004, we had approximately 53 pending U.S. patent applications and approximately 332 pending foreign patent applications. The patents we beneficially own relate to polysilicon technology. We exclusively licensed these patents from Albemarle Corporation in connection with our purchase of Albemarle’s granular polysilicon business. We may request that these patents be assigned to us at any time in exchange for a nominal purchase price.

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims.

Employees

At December 31, 2004, we had approximately 5,000 full time employees and 500 temporary workers worldwide. We have approximately 2,000 unionized employees in our St. Peters, Missouri, Pasadena, Texas, South Korea and Italy facilities. We have not experienced any material work stoppages at any of our facilities during the last several years.

Geographic Information

Information regarding our foreign and domestic operations is contained in Note 19 on pages 52 and 53 of our 2004 Annual Report, which information is incorporated herein by reference.

Risk Factors

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including those set forth under “Item 1. Business” and “Item 3. Legal Proceedings” and those incorporated herein by reference from our 2004 Annual Report. In addition to the business risks and uncertainties discussed elsewhere in this Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statement made by us.

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

Our business depends in large part upon the market demand for our customers’ semiconductors and products utilizing semiconductors. The semiconductor device industry experiences:

•	rapid technological change;

•	product obsolescence;

•	changes in product mix;

•	price erosion; and

•	fluctuations in product supply and demand

From time to time, the semiconductor device industry has experienced significant downturns. These downturns often occur in connection with declines in general economic conditions. Some of these downturns have lasted for more than a year and have resulted in a substantial decrease in demand for our products. For example, in 2001, the semiconductor industry experienced a significant downturn as a result of weakened demand and a broad-based inventory correction. The 2001 downturn continued into early 2003. In the second half of 2004, much of the semiconductor industry experienced a downturn related to product oversupply and a resulting inventory correction. These industry conditions have continued into 2005. If the semiconductor device industry experiences future downturns, we will face pressure to reduce prices and we may need to further rationalize capacity and reduce fixed costs. At the same time, our ability to reduce expenditures for capital, research and development and global infrastructure during an industry downturn is limited because of the need to maintain our competitive position. If we are unable to reduce our expenses sufficiently to offset reductions in price and volume, our operating results and financial condition could be materially adversely affected.

Our dependence on single and limited source suppliers could require us to obtain new qualifications from customers and adversely affect our manufacturing throughput and yield.

We obtain several raw materials, equipment, parts and supplies from sole suppliers. Likewise, we obtain all of our requirements for granular polysilicon from our facility in Pasadena, Texas. In the case of granular polysilicon, we believe that we could substitute chunk polysilicon for granular polysilicon. However, in either case, it may take us several months to transition to a new supplier and we may be required to obtain new qualifications from our customers in order to change or substitute materials or sources of supply. We cannot predict whether we would be successful or how long the qualification process would take. In addition, our manufacturing process could be interrupted and our manufacturing throughput and yields could be adversely affected. A failure to obtain a new qualification or a decrease in our manufacturing throughput or yields could have a material adverse effect on our operating results.

From time to time we have experienced limited supplies of certain raw materials, equipment, parts and supplies, particularly polysilicon. Because of the cyclical nature of our industry, we may experience shortages of our key raw materials, equipment, parts and supplies in the future. A prolonged inability to obtain raw materials, equipment, parts or supplies, or increases in prices resulting from these shortages could have a material adverse effect on our operating results.

We are subject to periodic fluctuations in foreign currency exchange rates which can cause reported financial results to vary significantly from period to period.

Approximately 72% of our sales in 2004 were made outside North America. We expect that international sales will continue to represent a significant percentage of our total sales. In addition, a significant portion of our manufacturing operations is located outside of the United States. Sales outside of the United States expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily related to Euro, Japanese Yen, Korean Won and New Taiwanese Dollar. Our risk exposure from expenses at international manufacturing facilities is concentrated in Euro, Japanese Yen, Korean Won, Malaysian Ringgit and New Taiwanese Dollar. To the extent that our sales in foreign currencies occur at foreign sites which incur expenses in those currencies, our net exposure is reduced. We generally hedge receivables denominated in foreign currencies at the time of sale.

Our foreign subsidiaries have debt denominated in Euro, Japanese Yen, New Taiwanese Dollars and U.S. Dollars. We generally do not hedge these net foreign currency exposures.

We recognized net current losses totaling approximately $2 million in 2004 and net currency gains totaling approximately $14 million and $11 million in 2003 and 2002, respectively. We cannot predict whether these foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

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

The success of our business depends, in part, on our continuous reduction of manufacturing costs and operating expenses. The wafer industry has historically experienced price erosion and will likely continue to experience such price erosion. If we are not able to reduce our manufacturing costs and operating expenses sufficiently to offset future price erosion, our operating results will be adversely affected. During the past few years, we have engaged in various cost-cutting and other initiatives intended to reduce costs and increase productivity. These activities have included reduction of headcount, refinement of our processes and efforts to increase yields and reduce cycle time. In addition, our 2001 financial restructuring resulted in substantially reduced depreciation expense. We cannot assure you that we will be able to continue to reduce our manufacturing costs and operating expenses. Moreover, any future closure of facilities or reduction of headcount may adversely affect our ability to manufacture wafers in required volumes to meet customer demand and may result in other production disruptions.

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

Any litigation in the future to enforce patents issued to us, to protect trade secrets or know how possessed by us or to defend us or indemnify others against claimed infringement of the rights of others could have a material adverse effect on our financial condition and operating results. From time to time, we receive notices from other companies that we may be infringing certain of their patents or other rights. If we are unable to resolve these matters satisfactorily, or to obtain licenses on acceptable terms, we may face litigation, which could have a material adverse effect on us. In fact, we are presently involved in pending litigation involving allegations of patent infringement. Regardless of the validity or successful outcome of any such intellectual property claims, we may need to expend significant time and expense to protect our intellectual property rights or to defend against claims of infringement by third parties, which could have a material adverse effect on us. If we lose any such litigation, we may be required to:

•	pay substantial damages;

•	seek licenses from others; or

•	change, or stop manufacturing or selling, some of our products.

Any of these outcomes could have a material adverse effect on our business, results of operations or financial condition.

We have a limited number of principal customers and a loss of one or several of those customers would hurt our business.

Our operating results could materially suffer if we experience a significant reduction in, or loss of, purchases by one or more of our top customers. We made approximately 60% of our sales to ten customers in 2004. Samsung accounted for more than 10% of our sales in that period.

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

We are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this annual report on Form 10-K, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

Each year we must perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price. In 2004, we determined that our internal control over financial reporting was not effective as there was more than a remote likelihood that a material misstatement of our annual or interim financial statements with respect to income taxes would not be prevented or detected, on a timely basis, by our employees in the normal course of performing their assigned functions. See Item 9A.

If we are not able to comply with the requirements of Section 404 in a timely manner or if our auditors are not able to complete the procedures required by Auditing Standard No. 2 to support their attestation report, we would likely lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

We are subject to numerous environmental laws and regulations, which could require us to discharge environmental liabilities, increase our manufacturing and related compliance costs or otherwise adversely affect our business.

We are subject to a variety of foreign, federal, state and local laws and regulations governing the protection of the environment. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal and reporting of toxic, volatile or otherwise hazardous materials used in our manufacturing processes. These materials may have been or could be released to the environment at properties currently or previously owned or operated by us, at other locations during the transport of the materials, or at properties to which we send substances for treatment or disposal. If we were to violate or become liable under environmental laws and regulations or become non-compliant with permits required at some of our facilities, we could be held financially responsible and incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims. Groundwater and/or soil contamination has been detected at four of our facilities. We believe we are taking all necessary remedial steps at these facilities. As of December 31, 2004, the aggregate remediation cost for these facilities was expected to be approximately $5.2 million over the next 30 years. As a result, we do not expect these known conditions to have a material impact on our business. However, environmental issues relating to presently known or unknown matters could require additional investigation, assessment or expenditures. In addition, new laws and regulations or stricter enforcement of existing laws and regulations could give rise to additional compliance costs and liabilities.

Our loan instruments contain highly restrictive covenants, any of which, if violated, would upon election of the lenders cause outstanding amounts under each of our loan instruments to become immediately due and payable, and we might not have sufficient funds and assets to pay such loans.

We are party to a $150 million revolving credit facility with Citibank/UBS and a $35 million revolving credit facility with TPG. These loan instruments contain certain highly restrictive covenants, including covenants to maintain minimum quarterly consolidated Earnings Before Interest, Taxes, Depreciation and Amortization, as defined, minimum monthly consolidated backlog, minimum monthly consolidated revenues, maximum annual capital expenditures and other covenants customary for revolving loans of this type and size. A continuing violation of any of these covenants, which in our industry could occur in a sudden or sustained downturn, would be deemed an event of default under all of these loan instruments. In such event, upon election of the lenders, the loan commitments under the revolving credit facilities would terminate and the loans and accrued interest then outstanding under the credit facilities would be due and payable immediately. We may not have sufficient funds and assets to cover any such required payments and may not be able to obtain replacement financing on a timely basis or at all. This would have a material adverse effect on us.

In the event TPG does not continue to own a substantial portion of our stock, we would be required to immediately repay outstanding loans and accrued interest under our credit facilities upon election of the lenders and we may not have the funds or assets to meet those obligations.

TPG currently beneficially owns 34% of our outstanding common stock. If (1) TPG’s ownership interest in us is reduced below 15% of our total outstanding equity interests, (2) another person or group acquires ownership of a greater percentage of our outstanding equity than TPG, or (3) a majority of our Board of Directors is neither nominated by our Board of Directors nor appointed by directors so nominated, then, upon election of the lenders:

•	the loan commitments under the $150 million Citibank/UBS revolving credit facility and the $35 million TPG revolving credit facility would terminate; and

•	the loans and accrued interest then outstanding would become immediately due and payable.

We may not have sufficient funds to make the required payments and may not be able to obtain replacement financing on a timely basis or at all. This would have a material adverse effect on us.

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

Under the terms of the $150 million Citibank/UBS revolving credit facility and the $35 million TPG revolving credit facility, we generally cannot borrow from third parties or pledge assets without the consent of the lenders. Under these instruments, we are also generally required to use 75% of the net proceeds from the issuance of debt or equity as follows:

•	first, to repay outstanding borrowings under the $150 million Citibank/UBS revolving credit facility; and

•	second, if such borrowings are repaid in full, to repay outstanding borrowings under the $35 million TPG revolving credit facility.

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

If we or our stockholders sell a substantial number of shares of our common stock in the public market, or investors become concerned that substantial sales might occur, the market price of our common stock could decrease. We have granted TPG registration rights with respect to a substantial number of shares of our common stock and warrants to purchase common stock. Future sales of our common stock or warrants to purchase our common stock by TPG in the public market, or the perception that such sales might occur, could cause such a decrease in the price of our common stock.

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

TPG has significant voting power to influence our direction and policies, which could prevent a favorable acquisition of us and create other conflicts of interest between us and TPG.

TPG, through its approximate 34% beneficial ownership interest of our common stock, has significant voting power to influence our direction and policies, including any merger, consolidation or sale of all or substantially all of our assets. For example, under our restructuring agreement with TPG, we must either obtain the consent of TPG or give TPG a right of first refusal over any issuances of our equity securities to any person or group to the extent that the equity securities would have 10% or more of the voting power of all of our then outstanding voting securities. As a practical matter, TPG has significant influence over the election and composition of our Board of Directors as a result of its share ownership. Two of the six members of our current Board of Directors are partners of certain TPG entities. In addition, certain TPG entities have provided us with a $35 million revolving credit facility and guarantees of the $150 million Citibank/UBS revolving credit facility. We pay fees to TPG and its affiliates in connection with the $35 million revolving credit facility and a management advisory agreement. These arrangements may also create conflicts of interest between us and TPG.

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

In addition, our Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock without the vote of our holders of common stock, subject to certain restrictions on the issuance of preferred stock contained in the $150 million Citibank/UBS revolving credit facility, the $35 million TPG revolving credit facility and our restructuring agreement with TPG. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of our common stock and could have the effect of delaying, deferring or impeding a change in control of us.

Limited trading volume of our common stock may contribute to its price volatility.

Our common stock is traded on the New York Stock Exchange. During the twelve months ended December 31, 2004, the average daily trading volume for our common stock as reported by the NYSE was 687,071 shares. We are uncertain as to whether a more active trading market in our common stock will develop. As a result, relatively small trades may have a significant impact on the price of our common stock.

Cautionary Statement Regarding Forward-Looking Statements

The following statements are or may constitute forward-looking statements:

•	statements set forth in this Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission, including possible or assumed future results of our operations, including but not limited to any statements contained herein or therein concerning:

•	our belief that it is more likely than not that certain deferred tax assets will be realized;

•	our intention to seek the consent of our lenders to increase the 2005 covenant for maximum annual capital expenditures;

•	our expectation that pension expense will increase, primarily as a result of the general economic environment and the prevailing low interest rates;

•	Our expectation that contributions to our pension plans for the next ten years will be approximately $51 million;

•	our expectation that benefits payable from our pension plans and healthcare plan for the next ten years will be approximately $107 million and $44 million, respectively;

•	our belief that we have the financial resources needed to meet business requirements, including capital expenditures and working capital requirements;

•	the impact of the implementation of SFAS No. 123R, SFAS No. 150, SFAS No. 151, SFAS No. 153, FSP 106-2 and FSP 109-2;

•	the impact of an adverse change in interest and currency exchange rates;

•	the expectation that we will not pay dividends on our common stock in the foreseeable future;

•	our expected timing for completing our evaluation of the effects of the repatriation provision of the American Jobs Creation Act an the range of possible amounts that the Company is considering for repatriation under this provision;

•	our belief that as markets for semiconductors continue to evolve and become more specialized, device manufacturers recognize the enhanced role that wafers and other materials play in improving device performance and reducing their production costs;

•	the expectation that the 200 millimeter wafer will be the primary wafer size until 2008 or 2009;

•	our belief that the change in the competitive landscape is causing separation between larger and smaller wafer producers with larger manufacturers gaining an increasing share of the overall wafer market;

•	our belief that semiconductor device manufacturers will continue to select wafer supplies that offer advanced technology capabilities, a broad product portfolio and superior service to satisfy their exacting device requirements;

•	our intention to continue to use and develop our portfolio of technologies to provide a combination of product features that fulfills the exacting specifications of our customers’ manufacturing requirements for increasingly complex wafers;

•	our belief that we have substantially reduced the minimum annual sales level we need to achieve positive operating income;

•	our belief that, in the near term, we can obtain additional production capacity incrementally with capital expenditures consisting primarily of equipment purchases and installation;

•	our expectation that sales of annealed wafers will continue to increase in the future;

•	our belief that our ability to met the majority of our polysilicon requirements through in-house capabilities provides us with a key cost advantage to compete more effectively in the wafer industry;

•	our belief that we could substitute chunk polysilicon for granular polysilicon;

•	our expectation that international sales will continue to represent a significant percentage of our total sales;

•	our expectation that our competitors will continue to improve their products and to introduce new products with competitive price and performance characteristics;

•	our expectation that we will continue to make significant investments in research and development and equipment;

•	our belief that the wafer industry will likely continue to experience price erosion;

•	our belief that the success of our business depends in part on our proprietary technology, information processes and know how;

•	our expected environmental remediation costs;

•	the expected impact of groundwater and/or soil contamination at some of our facilities;

•	the impact of litigation on us;

•	other statements contained or incorporated by reference in this Form 10-K regarding matters that are not historical facts; and

•	any statements preceded by, followed by or that include the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions.

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

Executive Officers of the Registrant

The following is information concerning our executive officers as of March 1, 2005. Mr. Gareeb has entered into an employment agreement with us. Mr. Gareeb’s employment agreement provides that he will be employed as our President and Chief Executive Officer through April 2006. There are no family relationships between or among any of the named persons and the directors.

Name	Age	All Positions and Offices Held
Nabeel Gareeb	40	President, Chief Executive Officer and Director
Thomas E. Linnen	58	Senior Vice President and Chief Financial Officer
John A. Kauffmann	48	Senior Vice President
Sylvia Roberts-Toomer	51	Senior Vice President
Shaker Sadasivam	45	Senior Vice President
David L. Fleisher	43	Vice President, General Counsel and Corporate Secretary

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

Mr. Linnen joined us as Senior Vice President in December 2003 and became our Chief Financial Officer in January 2004. Prior to joining MEMC, Mr. Linnen was Senior Vice President and Chief Financial Officer of Trend Technologies, LLC from 2002 to December 2003. Trend Technologies is a privately owned manufacturer of enclosures for electronic products such as computers, telecommunications equipment and information appliances. Trend Technologies filed for protection under Chapter 11 of the Bankruptcy Code in November 2002 and emerged from these bankruptcy proceedings in January 2003. From 1999 to 2002, Mr. Linnen served as Executive Vice President and Chief Financial Officer of Sensory Science/Go-Video, a consumer electronics company. From 1996 to 1999, Mr. Linnen served as Chief Financial Officer of Hypercom Corporation, a point of sale terminal manufacturer. From 1987 to 1996, Mr. Linnen served as Vice President Finance, Secretary and Treasurer of Continental Circuits Corp., a circuit board manufacturer.

Mr. Kauffmann has been our Senior Vice President, Sales and Marketing since October 2004. Mr. Kauffmann served as Vice President, Marketing from August 2003 to October 2004 and Acting Vice President, Sales and Marketing from March 2003 to August 2003. Mr. Kauffmann served as our Director, Segment Marketing from August 2002 to February 2003 and as the Commercial Manager for our 300 millimeter business unit from June 2000 to July 2002. From September 1994 to May 2000, Mr. Kauffmann held various positions with MEMC in Taiwan including Technical Director from September 1994 to December 1997, Director of Operations from December 1997 to April 1999, and Director, Foundry Marketing from April 1999 to May 2000. From February 1980 to August 1994, Mr. Kauffmann held manufacturing positions in one of our U.S. manufacturing plants.

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

Our principal executive offices are located at 501 Pearl Drive (City of O’Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our principal manufacturing and administrative facilities comprised approximately 3.9 million square feet as of December 31, 2004 and were situated in the following locations:

Location	Square Footage
St. Peters, MO, USA	744,000
Sherman, TX, USA	693,000
Hsinchu, Taiwan	522,000
Chonan, South Korea	453,000
Pasadena, TX, USA	436,000
Utsunomiya, Japan	327,000
Merano, Italy	327,000
Novara, Italy	322,000
Kuala Lumpur, Malaysia	86,000

We lease a portion of our St. Peters facility pursuant to a lease agreement between us and the City of O’Fallon, Missouri that was entered into in connection with an industrial revenue bond financing. The term of the St. Peters lease expires in 2011, and we have the option to purchase the leased portion of the St. Peters facility at the end of the lease. We also lease the land on which our Pasadena, Texas facility is located. The term of the Pasadena lease expires in 2030 and is extendable for four (4) additional renewal terms of five (5) years each. We lease the land on which our Hsinchu, Taiwan facility is located. This lease expires in 2014. We also lease our facility in Kuala Lumpur, Malaysia. This lease expires by its terms in March 2006.

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

In a case entitled Albemarle Corporation et al. vs. MEMC Electronic Materials, Inc., et al. (Cause No. 2002-59930), filed on November 20, 2002 in the 55th Judicial District Court, Harris County, Texas, Albemarle and its insurers filed suit against us and MEMC Pasadena seeking indemnification and costs of defense in the above matter. On February 14, 2003, we filed an answer denying the allegations by Albemarle Corporation and its insurers. On March 17, 2003, we filed a counterclaim against Albemarle Corporation seeking indemnification, costs of defense and payment of certain funds recovered by Albemarle Corporation’s workers’ compensation carrier in connection with the above matter. On October 22, 2004, the court entered an order granting Albemarle’s motion for summary judgment and denying our motion for summary judgment. The court did not consider the issue of damages. We disagree with the court’s ruling and intend to pursue an appeal or rehearing on the indemnification issue.

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

Lemelson Medical, Education and Research Foundation, Limited Partnership vs. ESCO Electronics Corporation, et al.

In a case entitled Lemelson Medical, Education and Research Partnership vs. ESCO Electronics Corporation, et al. (Civil Action No. 00-0660-PHX-ROS) filed on April 14, 2000, the Lemelson Medical, Education and Research Foundation, Limited Partnership filed suit against us and approximately 90 other companies in the United States District Court for the District of Arizona. The Lemelson Foundation alleges that we infringe on certain patents owned by the Lemelson Foundation related to bar coding and machine vision reading systems. The Lemelson Foundation seeks damages against us in an unstated amount, attorneys’ fees and an order enjoining us from further infringement of the unexpired patents. On March 29, 2001, the court issued an order to stay this litigation pending the entry of a final non-appealable judgment in earlier-filed actions involving the same patents. In January 2004, the court in these earlier-filed actions ruled that the patents at issue were invalid, unenforceable and not infringed by bar code scanners and machine vision reading systems very similar to the bar code scanners and machine vision reading systems used by us. The Lemelson Foundation has appealed this decision. We continue to believe there are substantial reasons why the asserted patents are invalid, unenforceable and not infringed by our processes. We do not believe that this matter will have a material adverse effect on us. However, due to the uncertainty of the litigation process, the outcome of this action could be unfavorable, in which event we might be required to obtain a license and pay damages and other expenses.

Sumitomo Mitsubishi Silicon Corporation et al. vs. MEMC Electronic Materials, Inc.

On December 14, 2001, MEMC filed a lawsuit against Sumitomo Mitsubishi Silicon Corporation (“SUMCO”) and several of its affiliates in the Northern District of California alleging infringement of one of MEMC’s U.S. patents. On March 16, 2004, the court entered summary judgment against MEMC. We have appealed this decision to the Federal Circuit Court of Appeals. On July 13, 2004, however, SUMCO and certain of its affiliates filed a lawsuit against MEMC in Delaware District Court in a case captioned Sumitomo Mitsubishi Silicon Corporation, aka SUMCO, a corporation of Japan and SUMCO USA Corporation, a Delaware corporation, v. MEMC Electronic Materials, Inc., a Delaware corporation, Civil Action No. 04-852-SLR. In the Delaware lawsuit, plaintiffs allege that MEMC violated the antitrust laws by attempting to control sales of low defect silicon wafers in the United States through its patent policies and enforcement of its patents related to low defect silicon wafers. Plaintiffs also seek a declaratory judgment that plaintiffs’ wafers do not infringe the claims of two MEMC patents and that these MEMC patents are invalid and unenforceable. Finally, plaintiffs allege that these two MEMC patents are void and unenforceable because of MEMC’s alleged patent misuse. Plaintiffs seek treble damages in an unspecified amount, and attorneys’ fees and costs incurred by plaintiffs in the Delaware lawsuit and in the California lawsuit.

MEMC believes the Delaware lawsuit has no merit and is asserting a vigorous defense.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under Note 20, “Unaudited Quarterly Financial Information”, on pages 53 and 54 of our 2004 Annual Report and under “Stockholders’ Information” on page 59 of our 2004 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years. Under the terms of our $150 million Citibank/UBS revolving credit facility and the $35 million TPG revolving credit facility, we are prohibited from paying cash dividends on our common stock. Likewise, under the restructuring agreement between us and TPG, we cannot pay cash dividends on our common stock without the consent of TPG.

See other equity compensation plan information in Item 12 below.

Item 6.	Selected Financial Data

The tabular information (including the footnotes thereto) required by this item is set forth under “Five Year Selected Financial Highlights” on page 10 of our 2004 Annual Report, which information is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth on pages 11 through 24 of our 2004 Annual Report, which information is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is set forth under “Market Risk” on page 22 of our 2004 Annual Report, which information is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

Our consolidated financial statements appearing on pages 25 through 54, the Reports of the Independent Registered Public Accounting Firm of KPMG LLP appearing on pages 55 and 56 and Management’s Report on Internal Control Over Financial Reporting appearing on page 57 of our 2004 Annual Report, are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2004, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004, based on the material weakness discussed below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

As of December 31, 2004, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon this assessment, management concluded that, as of December 31, 2004, the Company did not maintain effective internal control over financial reporting as there was more than a remote likelihood that a material misstatement of the Company’s annual or interim financial statements with respect to income taxes would not be prevented or detected, on a timely basis, by Company employees in the normal course of performing their assigned functions.

The aforementioned material weakness identified by management relates to the Company not employing resources with adequate expertise in matters related to the accounting for income taxes. As a result of this deficiency in the Company’s internal control over financial reporting, management did not detect errors in the accounting for income tax amounts and disclosures in a timely manner as of and for the year ended December 31, 2004. Specifically, errors were detected that resulted in a net understatement of current tax expense and an additional error was detected that resulted in an understatement of deferred tax benefit. In addition, errors were identified in the Company’s initial income tax footnote disclosures. These errors were corrected, and the corrections were reflected in the audited financial statements as of and for the year ended December 31, 2004.

KPMG LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of the company’s internal control over financial reporting. Their report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors

MEMC Electronic Materials, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MEMC Electronic Materials, Inc. and subsidiaries (the Company) did not maintain effective internal control over financial reporting as of December 31, 2004, because the Company did not employ personnel with adequate expertise in matters related to the accounting for income taxes, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment as of December 31, 2004: The Company did not employ personnel with adequate expertise in matters related to the accounting for income taxes. As a result of this deficiency in the Company’s internal control over financial reporting, management did not detect errors in the accounting for income tax amounts and disclosures in a timely manner as of and for the year ended December 31, 2004. Specifically, errors were detected that resulted in a net understatement of current tax expense and an additional error was detected that resulted in an understatement of deferred tax benefit. In addition, errors were identified in the Company’s initial income tax footnote disclosures.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2004. The aforementioned material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 consolidated financial statements, and this report does not affect our report dated March 16, 2005, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by COSO.

/s/    KPMG LLP

KPMG LLP

St. Louis, Missouri

March 16, 2005

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the fiscal quarter ending March 31, 2005, the Company’s management has initiated steps to hire additional specialized accounting personnel and engage outside tax and accounting professionals, as needed, to ensure the Company has appropriate resources to conduct timely reviews and evaluations of the Company’s current and deferred tax provisions and related complex tax issues.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2005 Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The remaining information required by this item with respect to directors will be set forth in the 2005 Proxy Statement under “INFORMATION ABOUT NOMINEES AND CONTINUING DIRECTORS” and is incorporated herein by reference. The remaining information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

Information appearing under (i) “BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD—Director Compensation”; (ii) “BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD—Corporate Governance”; (iii) “REPORT OF THE COMPENSATION COMMITTEE”; (iv) “SUMMARY COMPENSATION TABLE” and related footnotes; (v) “OPTION GRANTS IN LAST FISCAL YEAR” and related footnotes; (vi) “AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES”; (vii) “Pension Plan”; (viii) “Employment and Separation Agreements”; (ix) “Change in Control”; (x) “Compensation Committee Interlocks and Insider Participation”; and (xi) “STOCK PRICE PERFORMANCE GRAPH” of the 2005 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Information appearing under “BENEFICIAL OWNERSHIP BY DIRECTORS AND EXECUTIVE OFFICERS” and related footnotes, and “OWNERSHIP OF MEMC EQUITY SECURITIES BY CERTAIN BENEFICIAL OWNERS” and related footnotes of the 2005 Proxy Statement is incorporated herein by reference.

The following table summarizes certain information regarding MEMC securities that have been and may be issued pursuant to our equity compensation plans as of December 31, 2004.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	8,714,123 shares of common stock	$7.99	9,409,943 shares of common stock
Equity compensation plans not approved by security holders(2)	650,000 shares of common stock	$1.50	0 shares of common stock
Total	9,364,123 shares of common stock	$7.54	9,409,943 shares of common stock

1.	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.
2.	Represents a stock option grant agreement for a nonqualified stock option granted to Nabeel Gareeb to purchase 650,000 shares of common stock at an exercise price of $1.50 per share. The option vests in 25% increments on April 8, 2003, April 8, 2004, April 8, 2005 and April 8, 2006, respectively. These options expire on March 26, 2012. Under the stock option grant agreement, the vesting may be accelerated in the event of death, disability or, under certain circumstances, termination of employment.

Item 13.	Certain Relationships and Related Transactions

The information under “CERTAIN TRANSACTIONS” of the 2005 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

Information regarding our independent auditors, their fees and services, and our Audit Committee’s pre-approval policy and procedures regarding such fees and services appearing under “PRINCIPAL ACCOUNTING FIRM SERVICES AND FEES” of the 2005 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1.  Financial Statements

The following consolidated financial statements of us and our subsidiaries, included on pages 25 through 54 of the 2004 Annual Report, and the Reports of the Independent Registered Public Accounting Firm of KPMG LLP appearing on page 55 and 56 of such report and Management’s Report on Internal Control Over Financial Reporting appearing on 57 of such report, are incorporated herein by reference:

Consolidated Statements of Operations—Years Ended December 31, 2004, 2003 and 2002.

Consolidated Balance Sheets—December 31, 2004 and 2003.

Consolidated Statements of Cash Flows—Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity (Deficiency)—Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

Reports of the Independent Registered Public Accounting Firm.

Management’s Report on Internal Control over Financial Reporting.

Separate financial statements for Taisil Electronic Materials Corporation (Taisil), our Taiwanese subsidiary, required by Rule 3-09 of Regulation S-X, will be filed as an amendment to this Form 10-K by June 30, 2005. Prior to February 2004, Taisil was a 45%-owned unconsolidated joint venture.

2.  Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-1
Valuation and Qualifying Accounts	F-2

3.  Exhibits

Exhibit No.	Description

2-a	Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

2-b	Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3-(i)	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (Incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (Incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

Exhibit No.	Description

3-(ii)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

4-b	Form of Warrant Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10-a	Share Sale and Purchase Agreement dated January 16, 2004 by and among the Company, China Steel Corporation, China Development Industrial Bank and Chiao Tung Bank (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 30, 2004)

10-b	Letter of Exercise of Call Option by Taisil Electronic Materials Corporation to Robina Finance & Leasing Corporation, Ltd. dated February 3, 2004 (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated January 30, 2004)

10-c	Joint Venture Agreement dated August 28, 1990 among the Company, Pohang Iron and Steel Company, Ltd. (“POSCO”) and Samsung Electronics Company, Ltd. (“Samsung”) (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10-c(1)	First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10-c(2)	Second Amendment to Joint Venture Agreement dated December 30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10-g	Share Transfer Agreement dated as of August 1, 2004 by and among Texas Instruments Incorporated, the Company, and MEMC Southwest Inc. (Incorporated by reference to Exhibit 10-g of the Company Form 10-Q for the Quarter ended June 30, 2004)

10-i	Registration Rights Agreement by and among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein, dated as of November 3, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10-i(1)	Amendment to Registration Rights Agreement dated July 15, 2002, among the Company, TPG Wafer Holdings LLC and Guarantors specified therein (Incorporated by reference to Exhibit 10-i(1) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

10-i(2)	Amendment No. 2 to Registration Rights Agreement dated November 14, 2002, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(2) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-i(3)	Amendment No. 3 to Registration Rights Agreement dated February 17, 2003, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(3) of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

10-i(4)	Amendment No. 4 to Registration Rights Agreement dated August 31, 2003, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(4) of the Company’s Form 10-Q for the Quarter ended September 30, 2003)

10-j	Form of Master Reserve Volume Agreement (Incorporated by reference to Exhibit 10-m of the Company’s Form 10-K for the Year ended December 31, 1995)

Exhibit No.	Description

10-k	Management Advisory Agreement between the Company and TPG GenPar III, L.P., dated as of November 13, 2001 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10-m	MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company’s Form 10-K for the Year ended December 31, 1995)

*10-n	Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

*10-o	Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10-p	Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10-p(1)	Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation (Incorporated by reference to Exhibit 10-nn(1) of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

†10-aa	Consulting Agreement dated December 15, 2003 between the Company and Thomas P. Stiffler (Incorporated by reference to Exhibit 10-aa of the Company’s Form 10-K for the Year ended December 31, 2003)

†10-bb	Separation Agreement and General Release by and between the Company and Chandramohan Subramaniam (Incorporated herein by reference to Exhibit 10 of the Company’s Form S-3 Registration Statement No. 333-122520)

†10-cc	MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on January 26, 2004 (Incorporated by reference to Exhibit 10-cc of the Company’s Form 10-K for the Year ended December 31, 2003)

†10-cc(1)	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10-cc(1) of the Company Form 10-Q for the Quarter ended June 30, 2004)

†10-cc(2)	Form of Stock Option and Restricted Stock Agreement (Incorporated by reference to Exhibit 10-t(1) of the Company’s Form 10-K for the Year ended December 31, 1995)

†10-cc(3)	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company’s Form 10-K for the Year ended December 31, 1995)

†10-cc(4)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company’s Form 10-K for the Year ended December 31, 1995)

†10-cc(5)	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10-cc(6)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10-cc(7)	Form of Stock Option Agreement (Non-employee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

Exhibit No.	Description

†10-cc(8)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-cc(7) of the Company’s Form 10-K for the Year ended December 31, 1999)

†10-cc(9)	Form of Stock Option Agreement (4-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(9) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-cc(10)	Form of Stock Option Agreement (2-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(10) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-cc(11)	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(11) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-cc(12)	Form of Stock Option Agreement (Outside Directors) (Incorporated by reference to Exhibit 10-cc(12) of the Company’s Form 10-K for the Year ended December 31, 2003)

†10-dd	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on March 2, 2004 (Incorporated by reference to Exhibit 10-dd of the Company’s Form 10-K for the Year ended December 31, 2003)

†10-dd(1)	Form of Stock Option Agreement (4 year vesting) (Incorporated by reference to Exhibit 10-dd(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-dd(2)	Form of Stock Option Agreement (7 year cliff vesting) (Incorporated by reference to Exhibit 10-dd(2) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-dd(3)	Form of Stock Option Agreement (end of contract vesting) (Incorporated by reference to Exhibit 10-dd(3) of the Company’s Form 10-K for the Year ended December 31, 2002)

†10-ee	Retirement Agreement dated December 29, 2003 between the Company and James M. Stolze (Incorporated by reference to Exhibit 10-dd of the Company’s Form 10-K for the Year ended December 31, 2003)

†10-ff	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10-gg	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10-hh	Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers (Incorporated by reference to Exhibit 10-hh of the Company’s Form 10-Q for the Quarter ended September 30, 2004)

†10-ii	Employment Agreement effective as of March 26, 2002 between the Company and Nabeel Gareeb (Incorporated by reference to Exhibit 10-ii of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(1)	Stock Option Grant Agreement (2002 Service Option) (Incorporated by reference to Exhibit 10-ii(1) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(2)	Stock Option Grant Agreement (Four Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(3)	Stock Option Grant Agreement (Seven Year Vesting) (Incorporated by reference to Exhibit 10-ii(3) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(4)	Amendment to Stock Option Grant Agreement (2002 Service Option) (Incorporated by reference to Exhibit 10-ii(4) of the Company Form 10-Q for the Quarter ended June 30, 2004)

†10-jj	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

Exhibit No.	Description

†10-jj(1)	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

†10-kk	Summary of Compensation Arrangements for Certain Named Executive Officers

†10-ll	Summary of Director Compensation

†10-mm	Agreement dated as of July 7, 2003 between the Company and Jonathon P. Jansky (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-Q for the Quarter ended September 30, 2003)

10-aaa	Revolving Credit Agreement, dated as of December 5, 2002, among the Company, the lenders party thereto and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-aaa of the Company’s Form 10-K for the Year ended December 31, 2002)

10-bbb	Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-bbb(1)	Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-bbb(2)	Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-bbb(3)	Indemnity, Subrogation and Contribution Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-bbb(4)	Guarantee Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-bbb(5)	Amendment No. 1, dated as of March 21, 2002, to the Revolving Credit Agreement, dated as of December 21, 2002, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(5) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

10-bbb(6)	Omnibus Amendment Agreement dated January 25, 2002, among the Company, Citicorp USA, Inc., and the other signatories thereto (Incorporated by reference to Exhibit 10-www(6) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

10-bbb(7)	Omnibus Amendment Agreement No. 2 dated March 27, 2002, among the Company, Citicorp USA, Inc., and the other signatories thereto (Incorporated by reference to Exhibit 10-www(7) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

10-bbb(8)	Amendment No. 2, dated June 21, 2002, to the Revolving Credit Agreement, dated December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(8) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

10-bbb(9)	Amendment No. 1, dated as of March 3, 2003, to the Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(9) of the Company’s Form 10-K for the Year ended December 31, 2002)

Exhibit No.	Description

10-bbb(10)	Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(10) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-bbb(11)	Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(11) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-bbb(12)	Amendment No. 3 dated as of March 11, 2003, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(12) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-bbb(13)	Amendment No. 4 dated as of June 13, 2003, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(13) of the Company’s Form 10-Q for the Quarter ended June 30, 2003)

10-ccc	Reimbursement Agreement, dated as of December 21, 2001 by and among the Company, TPG Partners III, L.P., TCW/Crescent Mezzanine Partners III, L.P, TCW/Crescent Mezzanine Trust III, Green Equity Investors III, L.P. and Green Equity Investors Side III, L.P, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-ccc(1)	Amended and Restated Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-ccc(2)	Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-ccc(3)	Amended and Restated Indemnity, Subrogation and Contribution Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 14, 2002)`

10-ccc(4)	Amended and Restated Guarantee Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-ccc(5)	Amendment No. 1, dated as of March 3, 2003, to the Amended and Restated Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-xxx(5) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-ccc(6)	Amendment No. 1, dated as of March 3, 2003, to the Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-xxx(6) of the Company’s Form 10-K for the Year ended December 31, 2002)

Exhibit No.	Description

10-ccc(7)	Italian Supplement, dated as of March 3, 2003, to the Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-xxx(7) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-ddd	Termination and Funding Agreement, dated as of December 21, 2001, by and among the Company, TPG Wafer Credit Partners LLC, T(3) Partners II, L.P., T(3) Parallel II, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, Green Equity Investors III, L.P., Green Equity Investors Side III, L.P., and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated January 14, 2002)

13	Pages 10 through 57 and page 59 of the Company’s 2004 Annual Report

18	Preferability Letter of KPMG LLP (Incorporated by reference to Exhibit 18 of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of these documents has been granted.
†	These exhibits constitute management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC ELECTRONIC MATERIALS, INC.

By:	/S/ NABEEL GAREEB
Nabeel Gareeb President and Chief Executive Officer

Date:  March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ NABEEL GAREEB Nabeel Gareeb	President, Chief Executive Officer and Director (Principal executive officer)	March 16, 2005

/S/ THOMAS E. LINNEN Thomas E. Linnen	Senior Vice President and Chief Financial Officer (Principal financial and accounting officer)	March 16, 2005

/S/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	March 15, 2005

/S/ JOHN MARREN John Marren	Chairman of the Board of Directors	March 15, 2005

/S/ C. DOUGLAS MARSH C. Douglas Marsh	Director	March 15, 2005

/S/ WILLIAM E. STEVENS William E. Stevens	Director	March 16, 2005

/S/ JAMES B. WILLIAMS James B. Williams	Director	March 15, 2005

EXHIBIT INDEX

The following exhibits are filed as part of this report.

10-kk	Summary of Compensation Arrangements for Certain Named Executive Officers

10-ll	Summary of Director Compensation

13	Pages 10 through 57 and page 59 of the Company’s 2004 Annual Report

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MEMC Electronic Materials, Inc.:

Under date of March 16, 2005, we reported on the consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholder’s equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2004 as contained in the 2004 annual report to stockholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year ended December 31, 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in item 15 of this Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 3 to the consolidated financial statements, MEMC changed its method of accounting for spare parts in 2003.

/s/    KPMG LLP

St. Louis, Missouri

March 16, 2005

F-1

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts – Describe		Deductions – Describe		Balance at End of Period
	(Dollars in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2002	3,341	597		328	(a)	(972	)(b)	3,294
Year ended December 31, 2003	3,294	—		322	(a)	(1,208	)(b)	2,408
Year ended December 31, 2004	2,408	—		131	(a)	(906	)(b)	1,633
Allowance for obsolescence/lower of cost or market/other impairments:
Year ended December 31, 2002	17,493	2,704	(c)	(615	)(a)(e)	(8,421	)(d)	11,161
Year ended December 31, 2003	11,161	2,554	(c)	3,025	(a)(e)	(11,354	)(d)	5,386
Year ended December 31, 2004	5,386	(2,535	)(c)	4,558	(a)(e)	(2,733	)(d)	4,676
Spare parts reserves:
Year ended December 31, 2002	8,220	3,449	(c)	1,603	(a)(e)	(3,099	)(d)	10,173
Year ended December 31, 2003	10,173	—		(2,411	)(a)(e)	(2,248	)(d)	5,514
Year ended December 31, 2004	5,514	10	(c)	(5,062	)(a)(e)	(427	)(d)	35

(a)	Currency fluctuations
(b)	Write-off of uncollectible accounts
(c)	Charged to cost of goods sold
(d)	Write-off of inventory
(e)	Includes transfers between inventory and spare parts reserve

F-2