Form 10-Q
period 2005-03-31
MEMC ELECTRONIC MATERIALS INC
filed 2005-05-10
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

The number of shares of the registrant’s common stock outstanding at April 29, 2005 was 209,122,223.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollars in thousands, except share data)

	Three Months Ended March 31,
	2005	2004
Net sales	$257,854	$228,760
Cost of goods sold	164,577	155,417

Gross margin	93,277	73,343
Operating expenses:
Marketing and administration	18,153	17,188
Research and development	11,397	8,913

Operating income	63,727	47,242

Nonoperating (income) expense:
Interest expense	1,911	3,319
Interest income	(711)	(1,549)
Currency (gains) losses	731	(6,364)
Other, net	(647)	(1,898)

Total nonoperating (income) expense	1,284	(6,492)

Income before income taxes, equity in loss of joint venture and minority interests	62,443	53,734
Income tax provision (benefit)	(16,479)	13,434

Income before equity in loss of joint venture and minority interests	78,922	40,300
Equity in loss of joint venture	—	(1,717)
Minority interests	(1,764)	(2,677)

Net income	$77,158	$35,906

Basic income per share	$0.37	$0.17
Diluted income per share	$0.34	$0.16

Weighted average shares used in computing basic income per share	208,826,451	207,192,291
Weighted average shares used in computing diluted income per share	223,934,369	222,131,836

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,319	$92,314
Accounts receivable, less allowance for doubtful accounts of $1,555 and $1,633 in 2005 and 2004, respectively	130,534	140,728
Inventories	135,266	127,564
Prepaid and other current assets	28,220	29,724

Total current assets	410,339	390,330
Property, plant and equipment, net of accumulated depreciation of $205,466 and $198,595 in 2005 and 2004, respectively	476,338	444,670
Deferred tax assets, net	126,766	119,835
Other assets	54,527	55,107

Total assets	$1,067,970	$1,009,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$23,056	$24,399
Accounts payable	133,380	124,083
Accrued liabilities	21,393	37,743
Accrued wages and salaries	24,080	19,117
Income taxes payable	21,855	10,282

Total current liabilities	223,764	215,624
Long-term debt, less current portion	113,345	116,082
Pension and similar liabilities	116,219	116,427
Other liabilities	46,693	72,432

Total liabilities	500,021	520,565

Minority interests	48,242	46,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued and outstanding at 2005 and 2004	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 209,829,078 and 209,108,105 issued at 2005 and 2004, respectively	2,098	2,091
Additional paid-in capital	158,448	154,736
Retained earnings	385,509	308,351
Accumulated other comprehensive loss	(21,992)	(17,389)
Deferred compensation	(728)	(1,263)
Treasury stock, 714,205 shares in 2005 and 2004	(3,628)	(3,628)

Total stockholders’ equity	519,707	442,898

Total liabilities and stockholders’ equity	$1,067,970	$1,009,942

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income	$77,158	$35,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,339	9,921
Interest accretion	221	1,081
Minority interests	1,764	2,677
Equity in income (loss) of joint venture	—	1,717
Stock compensation	386	718
Working capital and other	(19,523)	(4,506)

Net cash provided by operating activities	73,345	47,514

Cash flows from investing activities:
Capital expenditures	(54,432)	(26,089)
Purchase of business, net of cash acquired	—	(57,226)

Net cash used in investing activities	(54,432)	(83,315)

Cash flows from financing activities:
Net short-term borrowings	(171)	(1,221)
Proceeds from issuance of long-term debt	—	60,014
Principal payments on long-term debt	(883)	(962)
Proceeds from issuance of common stock	3,867	1,856

Net cash provided by financing activities	2,813	59,687

Effect of exchange rate changes on cash and cash equivalents	2,279	1,934

Net increase in cash and cash equivalents	24,005	25,820
Cash and cash equivalents at beginning of period	92,314	96,859

Cash and cash equivalents at end of period	$116,319	$122,679

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except share data)

(1) Nature of Operations

We are a leading worldwide producer of wafers for the semiconductor industry. We operate manufacturing facilities in every major semiconductor manufacturing region throughout the world, including Europe, Japan, Malaysia, South Korea, Taiwan and the United States. Our customers include virtually all of the major semiconductor device manufacturers in the world. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch) and in three general categories: prime polished, epitaxial and test/monitor. A prime polished wafer is a highly refined, pure wafer with an ultra-flat and ultra-clean surface. An epitaxial wafer consists of a thin, silicon layer grown on the polished surface of the wafer. A test/monitor wafer is substantially the same as a prime polished wafer, but with some less rigorous specifications.

(2) Significant Accounting Policies

Stock-Based Compensation

We account for our stock-based compensation under Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”, and related interpretations. We record compensation expense related to restricted stock units awards over the vesting periods of the awards and reflect the unearned portion of deferred compensation as a separate component of stockholders’ equity.

No compensation cost has been recognized for non-qualified stock options granted under the plans when the exercise price of the stock options equals the market price on the date of grant. Compensation expense equal to the intrinsic value of the options has been recognized over the vesting periods for options granted at a price below market price on the grant date and deferred compensation has been recorded for the unearned portion of the options as a separate component of stockholders’ equity. Had compensation cost been determined for our non-qualified stock options based on the fair value at the grant dates consistent with the alternative method set forth under Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” we would have reported the amounts indicated below:

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$77,158	$35,906
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	240	718
Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,425)	(5,084)

Pro forma net income	$74,973	$31,540

Income per share:
Basic-as reported	$0.37	$0.17
Diluted-as reported	$0.34	$0.16

Basic-pro forma	$0.36	$0.15
Diluted-pro forma	$0.34	$0.14

(3) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly MEMC’s financial position and results of operations and cash flows for the periods presented. We have presented the consolidated financial statements in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2004, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(4) Earnings per share

For the three month periods ended March 31, 2005 and 2004, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$77,158	$77,158	$35,906	$35,906

EPS denominator:
Weighted average shares outstanding	208,806,451	208,806,451	207,192,291	207,192,291
Warrants	—	12,703,163	—	11,534,830
Stock options	—	2,377,593	—	3,404,715
Restricted stock units	20,000	47,162	—	—

Total shares	208,826,451	223,934,369	207,192,291	222,131,836

Earnings per share	$0.37	$0.34	$0.17	$0.16

At March 31, 2005, MEMC had outstanding 8,949,529 options and 16,666,667 warrants. For the three months ended March 31, 2005 and 2004, options to purchase 444,467 and 2,980,585 shares, respectively, of MEMC stock were excluded from the calculation of diluted EPS because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

(5) Inventories

	March 31, 2005	December 31, 2004
Inventories consist of the following:
Raw materials and supplies	$17,127	$20,307
Goods in process	53,067	54,160
Finished goods	65,072	53,097

	$135,266	$127,564

(6) Comprehensive Income

Comprehensive income for the three months ended March 31, 2005 and 2004 was $72,554 and $33,147, respectively. MEMC’s only adjustment from net income to comprehensive income was foreign currency translation adjustments in each period presented.

(7) Debt

Our short-term unsecured borrowings from banks totaled approximately $1,584 at March 31, 2005, under approximately $73,670 of short-term loan agreements.

Long-term borrowings outstanding were $134,817 at March 31, 2005, under $259,817 of long-term committed loan facilities. Of the $259,817 committed long-term loan agreements, $4,317 is unavailable as it relates to the issuance of third party letters of credit.

(8) Income Taxes

For the three months ended March 31, 2005, we recognized an income tax benefit of $16,479, as compared to income tax expense of $13,434 for the three months ended March 31, 2004. In March 2005, we reversed a tax liability originally recorded in the fourth quarter of 2004 for the potential non-deductibility of the $67,700 payment to an investor group led by Texas Pacific Group for the redemption of the senior subordinated secured notes. The company has obtained opinions regarding the tax deductibility of the redemption payment. Excluding the reversal of this discrete tax item of $26,583, we have recorded tax expense at an effective tax rate of approximately 15%. This rate represents our estimated effective tax rate for 2005, excluding any discrete tax items and any future reversals of valuation allowances based on changes in judgement of projected future pre-tax and taxable income in the U.S.

(9) Benefit Plans

Net periodic benefit cost consists of the following:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	Pension Plans	Health Care Plans	Pension Plans	Health Care Plans
Service cost	$970	$92	$982	$60
Interest cost	2,365	657	2,269	743
Expected return on plan assets	(1,880)	—	(1,440)	—
Amortization of service costs	1	—	1	—
Net actuarial loss/(gain)	396	(43)	274	—
Transition obligation recognized	6	—	—	—

Net periodic benefit cost	$1,858	$706	$2,086	$803

In May 2004, the FASB issued FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act was enacted December 8, 2003. FSP 106-2 supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides authoritative guidance on accounting for the federal subsidy specified in the Medicare Act. The Medicare Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. Due to the lack of information or guidance from Health and Human Services, it is not clear whether our plan will qualify for the federal subsidy payments beginning in 2006. Therefore, the accumulated pension benefit obligation and the net periodic postretirement benefit cost do not reflect any amount associated with the subsidy.

(10) Commitments and Contingencies

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims.

(11) Insurance Recovery

In December 2004, our Italian plant experienced a minor fire. As a result, we incurred losses from property damage and business interruption in the first quarter of 2005. Costs of goods sold was charged for incremental costs of $1,100 and unfavorable manufacturing expense variances associated with the loss of production. In March 2005, we recorded an insurance recovery receivable of $3,400 that was recorded as a reduction of cost of goods sold.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

The company showed strong improvement in operating results in the 2005 first quarter compared to the 2004 first quarter. However, sales and operating income were down slightly from the 2004 fourth quarter. Prevailing market conditions and the slower than expected customer ramps in March 2005 impacted sales in the first quarter of 2005. We have addressed two specific customer issues causing the temporary slowdown and implemented appropriate actions to increase volumes. Overall, despite the softness in our markets, we continued to maintain approximately flat margins sequentially, primarily through continued cost reductions.

Additionally, in February 2005 we completed a 65 million share stock offering on behalf of the investor group led by Texas Pacific Group. In association with this reduced ownership stake, TPG agreed to terminate its management advisory agreement and the associated $2 million annual fee. We also signed an engagement letter to establish a new line of credit for $150 million. This new line of credit will have more favorable terms and financial covenants than the company’s existing facilities.

Net Sales.

Our net sales increased by 13% to $257.9 million in the first quarter of 2005 from $228.8 million in the first quarter of 2004. This increase was primarily due to increased sales of polysilicon products, a 3.9% increase in wafer product volumes and a 3.6% increase in overall average selling prices. The increased wafer product volumes were across the larger diameter products resulting in the higher overall average selling prices.

Gross Margin.

In the 2005 first quarter, our gross margin was $93.3 million compared to $73.3 million in the 2004 first quarter. As a percentage of net sales, gross margin improved to 36.2% in the 2005 first quarter from 32.1% in the first quarter of 2004. The improved gross margin was primarily a result of the higher product volumes, continued cost savings and productivity improvements which lowered unit costs, and increased sales and pricing on polysilicon products.

Marketing and Administration.

Marketing and administration expenses increased $1.0 million to $18.2 million for the three months ended March 31, 2005 compared to $17.2 million for the three months ended March 31, 2004. The increase was primarily a result of the increased freight on customer shipments related to the increase in large diameter product sales. As a percentage of net sales, marketing and administration expenses decreased to 7.0% in the 2005 first quarter from 7.5% in the 2004 period.

Research and Development.

Our research and development (R&D) expenses increased in the three months ended March 31, 2005 to $11.4 million compared to $8.9 million in the year ago period. The increased expense was due to the development of next-generation products and efforts to increase our capability in the areas of flatness, particles and crystal defectivity. As a percentage of net sales, R&D expenses increased to 4.4% for the 2005 first quarter from 3.9% in the 2004 first quarter.

Operating Income.

Operating income increased to $63.7 million, or 24.7% of sales, in the first quarter of 2005 compared to $47.2 million, or 20.7% of sales, in the 2004 first quarter. The improved operating results were primarily a result of the increase in gross margin in the three month period ending March 31, 2005 as compared to the 2004 period.

Nonoperating (Income) Expense.

Interest Expense.

In the three months ended March 31, 2005, our interest expense decreased to $1.9 million, compared to $3.3 million for the three months ended March 31, 2004. The decrease in interest expense was primarily the result of the redemption in December 2004 of the senior subordinated secured notes and the debt reductions throughout 2004 of our South Korean debt.

Interest Income.

In the three months ended March 31, 2005, our interest income decreased to $0.7 million, compared to $1.5 million for the three months ended March 31, 2004. The decrease in interest income was primarily the result of the liquidations of short-term investments in South Korea to fund the debt reductions throughout 2004 of our South Korean debt.

Currency (Gains) Losses.

Currency losses in the three months ended March 31, 2005 were $0.7 million, compared to currency gains of $6.4 million in the same 2004 period. The large currency gain in 2004 resulted from the revaluation of the Yen-based intercompany loan. The currency gain resulted primarily from the significant strengthening of the Japanese Yen against the US Dollar in the three months ended March 31, 2004. On July 1, 2004, we designated the Yen-based intercompany loan as a long-term investment with settlement not planned or anticipated in the foreseeable future. Since we no longer expect settlement of the intercompany loan, foreign currency gains and losses from this loan are no longer being recorded in the Consolidated Statement of Operations.

Other, Net.

In the three months ended March 31, 2005, our other nonoperating income decreased to $0.6 million compared to $1.9 million in the three months ended March 31, 2004. This decrease was primarily a result of the recording of a $1.5 million gain in the first quarter of 2004 from a business interruption insurance recovery relating to a minor fire at Taisil in December 2003.

Income Taxes.

For the three months ended March 31, 2005, we recognized an income tax benefit of $16.5 million, as compared to income tax expense of $13.4 million for the three months ended March 31, 2004. In March 2005, we reversed a tax liability originally recorded in the fourth quarter of 2004 for the potential non-deductibility of the $67.7 million payment to the investor group led by Texas Pacific Group for the redemption of the senior subordinated secured notes. The company has obtained opinions regarding the tax deductibility of the redemption payment. Excluding the reversal of this discrete tax item of $26.6 million, we have recorded tax expense at an effective tax rate of approximately 15%. This rate represents our estimated effective tax rate for 2005, excluding any discrete tax items and future reversals of valuation allowances based on changes in judgement of projected future pre-tax and taxable income in the U.S. The decrease in the estimated effective tax rate for 2005 primarily reflects the usage and valuation of foreign tax credits.

Outlook.

We are expecting net sales in the second quarter of 2005 to be up in the 2% to 5% range sequentially. We anticipate that increased cost reduction activities should offset price weakness as customers work through the remainder of the inventory correction, which should allow margins to remain flat or improve slightly as a percentage of sales. We believe that operating expenses should decline in absolute dollar terms in the 2005 second quarter as compared to the 2005 first quarter.

Liquidity and Capital Resources.

Accounts receivable of $130.5 million at March 31, 2005 decreased $10.2 million from $140.7 million at December 31, 2004. This decrease was primarily attributable to the decrease in sales of $10.5 million in the quarter ended March 31, 2005 compared to the quarter ended December 31, 2004. Days’ sales outstanding improved to 46 days at March 31, 2005 compared to 48 days at December 31, 2004 based upon annualized sales for the respective immediately preceding quarter. This decrease in days sales outstanding was primarily attributable to the mix of customers.

Our inventories increased $7.7 million to $135.3 million at March 31, 2005 from $127.6 million at December 31, 2004. Finished goods inventories increased primarily as a result of lower than forecasted shipments in first quarter of 2005. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, remained constant at five for the three month periods ended March 31, 2005 and December 31, 2004. At March 31, 2005, we had approximately $26.1 million of inventory held on consignment, compared to $22.2 million at December 31, 2004. Related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $4.3 million at March 31, 2005 compared to $5.0 million at December 31, 2004.

Our prepaid and current assets decreased to $28.2 million at March 31, 2005 compared to $29.7 million at December 31, 2004, primarily as a result of the collection of consumption tax refunds in Japan.

Our net deferred tax assets totaled $134.6 million as of March 31, 2005 versus $127.6 million at December 31, 2004 (of which $7.8 million was in was included in prepaids and other assets at March 31, 2005 and December 31, 2004). We provide for income taxes on a quarterly basis based on an estimated annual effective income tax rate. We believe it is more likely than not that, with our projections of future taxable income and after consideration of the valuation allowance, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2005. As of March 31, 2005, we have valuation allowances of approximately $128.6 million reducing our net deferred tax assets. Approximately 25% of the remaining valuation allowances will not be available for future reversal as an income tax benefit on the consolidated statement of operations.

Our accounts payable increased $9.3 million to $133.4 million at March 31, 2005, compared to $124.1 million at the end of 2004. The increase was a result of increased payables at March 31, 2005 related to capital expenditures and increased days payable outstanding.

Accrued liabilities decreased $16.4 million to $21.4 million at March 31, 2005, compared to $37.7 million at the end of 2004. The decrease was a result of a variety of items including the payment of U.S. property taxes, payment of 2004 year end bonuses, payment of insurance premiums and the adjustment of certain benefits reserves.

In the three months ended March 31, 2005, we generated $73.3 million of cash from operating activities, compared to $47.5 million in the three months ended March 31, 2004. This improvement was primarily due to our improved operating results partially offset by an increase in working capital.

Our cash used in investing activities decreased to $54.4 million in the three months ended March 31, 2005 compared to $83.3 million in the three months ended March 31, 2004, primarily as a result of the acquisition of the remaining interest in Taisil in the 2004 first quarter, partially offset by increased capital expenditures in the 2005 first quarter compared to the 2004 first quarter. Capital expenditures in 2005 primarily relate to increasing our capacity and capability for our next generation products, including 300 millimeter and silicon-on-insulator, by making incremental changes to our existing manufacturing facilities and manufacturing lines. The existing facilities may be modified to permit the manufacture of greater quantities of current products. Alternatively, with incremental improvements, the existing facilities may be modified to become capable of manufacturing next generation products. We expect our 2005 capital expenditures will be approximately 15% of sales for the full year.

Cash provided by financing activities decreased to $2.8 million in the three months ended March 31, 2005 compared to $59.7 million in the three months ended March 31, 2004. The decrease in cash provided by financing activities was primarily related to borrowing of $60.0 million on our Citibank/UBS credit facility to fund the acquisition of the remaining interest in Taisil in the 2004 first quarter.

Our unsecured short-term borrowings were approximately $1.6 million at March 31, 2005, under approximately $73.7 million of short-term loan agreements. Long-term borrowings outstanding were $134.8 million at March 31, 2005, under $259.8 million of committed long-term loan agreements. Of the $259.8 million committed long-term loan agreements, $4.3 million is unavailable as it relates to the issuance of third party letters of credit. Our weighted average cost of borrowing was 3.3% at March 31, 2005 and 2.9% at December 31, 2004. Our total debt to capital ratio at March 31, 2005 was 20%, compared to 22% at December 31, 2004.

As part of the purchase and restructuring transactions in 2001, Texas Pacific Group (TPG) committed to provide a five-year $150 million revolving credit facility to MEMC. That revolving credit facility was replaced with a five-year $150 million revolving credit facility from Citibank/UBS (the Citibank/UBS Facility), guaranteed by TPG. Loans under this facility bear interest at a rate of LIBOR plus 1.5% or an alternate base rate plus 0.5% per annum. At March 31, 2005, our borrowings under this credit facility totaled approximately $60.0 million. However, credit available under the facility has been reduced by $4.3 million related to the issuance of third party letters of credit.

TPG has also provided us with a five-year $35 million revolving credit facility (the TPG Facility) bearing interest at a rate of LIBOR plus 10% or an alternate base rate plus 9%. As a condition to any borrowings under the TPG Facility, we must have borrowed all amounts available under the Citibank/UBS Facility. The commitments under the TPG Facility terminate and any outstanding loans under the facility, together with any accrued interest thereon, will become due and payable upon the closing and funding of a debt or equity financing in which the net proceeds to MEMC equal or exceed $100 million. At March 31, 2005, we had no outstanding balance against the TPG Facility.

The Citibank/UBS Facility and the TPG Facility contain certain highly restrictive covenants, including covenants to maintain minimum quarterly consolidated Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined; minimum monthly consolidated backlog; minimum monthly consolidated revenues; maximum annual capital expenditures; and other covenants customary for revolving loans and indentures of this type and size. The minimum quarterly consolidated EBITDA covenant is $40 million, $42 million, and $44 million in the second, third and fourth quarters of 2005, respectively. Thereafter, the minimum quarterly consolidated EBITDA covenant progressively increases to $52 million and $60 million in the last quarter of 2006 and 2007, respectively. The minimum monthly consolidated backlog covenant was 68 million square inches (msi) in January 2005, progressively increasing to 74 msi, 81 msi and 92 msi in the last month of 2005, 2006 and 2007, respectively. The minimum monthly consolidated revenue covenant was $70 million in January 2005, progressively increasing to $76 million, $84 million and $92 million in the last month of 2005, 2006 and 2007, respectively. Finally, the maximum annual capital expenditures covenant is $55 million for each of the years 2005 through 2007. In 2005, we obtained the consent of our lenders to increase the covenant for maximum annual capital expenditures to $200 million. In the event that we violate these covenants, which could occur in a sudden or sustained downturn, the loan commitments under the revolving credit facilities may terminate and the loans and accrued interest then outstanding under the facilities and the senior subordinated secured notes and related accrued interest may be due and payable immediately. At March 31, 2005, we were in compliance with all of these debt covenants.

The Citibank/UBS Facility is guaranteed by TPG. The various guaranties terminate in November 2005, prior to the expiration of the Citibank/UBS Facility. In addition, each guarantor may terminate its guaranty for any reason. In the event that a guarantor terminates its guaranty, or does not renew its guaranty and in the case of a non-renewal the lenders have not received cash collateral or a replacement guaranty executed by a replacement guarantor satisfactory to the lenders, then the loan commitments under the revolving credit facility will terminate and we will be required to repay all outstanding loans and accrued interest under this facility. Likewise, if any guarantor defaults under its guaranty, then the guarantor’s default will constitute an event of default under this revolving credit facility. In such event, the loan commitments under this revolving credit facility may terminate and the loans and accrued interest under the facility may be due and payable immediately.

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

The Citibank/UBS Facility and the TPG Facility contain change in control provisions. Under these instruments, if (1) TPG’s ownership interest in us is reduced below 15% of our total outstanding equity interests, (2) another person or group acquires ownership of a greater percentage of our outstanding equity than TPG, or (3) a majority of our Board of Directors is neither nominated by our Board of Directors nor appointed by directors so nominated, then an event of default shall be deemed to have occurred under the Citibank/UBS Facility and the TPG Facility in which event the loan commitments under these facilities may terminate and the loans and accrued interest then outstanding may become immediately due and payable. As part of the February 2005 underwriters’ agreement with TPG, TPG agreed to not sell any additional shares for 180 days following the February 2005 stock offering. There are no other restrictions preventing TPG from further reducing its ownership interest in the company.

We recently executed an engagement letter which details the proposed terms of a new line of credit for $150 million to replace the current Citibank/UBS Facility and TPG Facility. This new line of credit will have more favorable terms and financial covenants than the company’s existing facilities. The new line of credit is expected to be closed by the end of July 2005.

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures and working capital requirements.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. MEMC’s significant accounting policies are more fully discussed in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2004.

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

Income Taxes

Deferred taxes arise because of different treatment between financial statement accounting and tax accounting, known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) and deferred tax liabilities (generally items that we received a tax deduction for, but have not yet been recorded in the Consolidated Statement of

Operations). We regularly review our deferred tax assets for realizability and adjust the valuation allowance based upon our judgement as to whether it is more likely than not that some items recorded as deferred tax assets will be realized, taking into consideration all available evidence, both positive and negative, including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses) and the expected timing of the reversals of existing temporary differences. In arriving at these judgements, the weight given to the potential effect of all positive and negative evidence is commensurate with the extent to which it can be objectively verified.

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

Revenue Recognition

We record revenue from product sales when the goods are shipped and title passes to the customer. Our wafers are generally made to customer specifications at plant sites that have been pre-qualified by the customer. We conduct rigorous quality control and testing procedures to ensure that the finished wafers meet the customer’s specifications before the product is shipped.

Stock-based Compensation

We account for our stock-based compensation under Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”, and related interpretations. We record compensation expense related to restricted stock units awards over the vesting periods of the awards and reflect the unearned portion of deferred compensation as a separate component of stockholders’ equity.

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

Recently Issued Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning in our year ended December 31, 2006, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R, while the retroactive method would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We have not yet determined the method of adoption. We are evaluating the requirements of SFAS 123R and expect that the adoption of SFAS 123R will have an estimated 2 cents to 3 cents impact on diluted earnings per share for the year ending December 31, 2006.

In December 2004, FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We have not yet completed evaluating the impact of the repatriation provisions. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions” (“SFAS 153”). SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for the fiscal periods beginning after June 15, 2005 and is required to be adopted by us in the first quarter of 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 153 will have on our consolidated results of operations and financial condition but we do not expect it to have a material impact.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of 2006, beginning on January 1, 2006. We are currently evaluating the effect that the adoption of SFAS 151 will have on our consolidated results of operations and financial condition but we do not expect SFAS 151 will have a material impact.

In May 2004, the FASB issued FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act was enacted December 8, 2003. FSP 106-2 supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides authoritative guidance on accounting for the federal subsidy specified in the Medicare Act. The Medicare Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. Due to the lack of information or guidance from Health and Human Services, it is not clear whether our plan will qualify for the federal subsidy payments beginning in 2006. Therefore, the accumulated pension benefit obligation and the net periodic postretirement benefit cost do not reflect any amount associated with the subsidy.

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our expectation that our effective income tax rate in 2005 will be approximately 15%, excluding the discrete tax benefit item recognized in the 2005 first quarter and any future reversals of valuation allowances based on changes in judgment of projected future pre-tax and taxable income in the U.S.; our expectation that our net sales in the 2005 second quarter will increase in the 2% to 5% range compared to the 2005 first quarter; our anticipation that increased cost reduction activities should offset price weakness as customers work through the remainder of the inventory correction which should allow gross margin and operating income to remain flat or improve slightly as a percentage of sales in the 2005 second quarter compared to the 2005 first quarter; our belief that operating expenses should decline in absolute dollar terms in the 2005 second quarter compared to the 2005 first quarter; our belief that the new line of credit will have more favorable terms and more limited financial covenants than the Citibank/UBS Facility and the TPG Facility; our expectation that the new line of credit will be closed by the end of July 2005; our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing as of March 31, 2005; our belief that we have the financial resources needed to meet business requirements for the next twelve months including capital expenditure and working capital requirements; our expectation that the adoption of SFAS 123R will have an estimated 2 cents to 3 cents impact on diluted earnings per share for the year ending December 31, 2006; and our belief that the implementation of SFAS 151 and SFAS 153 will not have a material effect on our financial condition or results of operations. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for wafers and semiconductors; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment; general economic conditions; the accuracy of our assumptions regarding future book and taxable income; actions by our competitors, customers and suppliers; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in interest and currency exchange rates; changes in the composition of worldwide taxable income; our ability to obtain commitments from lenders and close the new line of credit on the terms set forth in the engagement letter; the accuracy of our assumptions regarding the impact of the adoption of SFAS 123R on our consolidated results of operations and earnings per share; and other risks described in MEMC’s filing with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2004.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The overall objective of our financial risk management program is to reduce the potential negative earnings effects from changes in foreign exchange and interest rates arising in our business activities. We manage these financial exposures through operational means and by using various financial instruments. These practices may change as economic conditions change.

To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to MEMC. We do not use derivative financial instruments for speculative or trading purposes. There have been no significant changes in our holdings of interest rate sensitive or foreign currency exchange rate sensitive instruments since December 31, 2004.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

In the company’s 2004 Annual Report on Form 10-K, the company identified a material weakness related to not employing resources with adequate expertise in matters related to the accounting for income taxes. As a result, management did not detect errors in the accounting for income tax amounts and disclosures in a timely manner.

During the quarter ended March 31, 2005, the company remediated the material weakness in its internal control over financial reporting by taking the following actions:

•	The company hired a new tax director on a contract basis with the expectation of hiring the individual on a permanent basis.

•	The company has also engaged outside tax and accounting professionals, as needed, to ensure the company has appropriate resources to conduct timely reviews and evaluations of the company’s current and deferred tax provisions and related complex tax issues.

Management believes these measures have addressed the matters identified as a material weakness as of the end of the 2004 fiscal year. The company will continue to monitor the effectiveness of its internal control over financial reporting, particularly as it relates to accounting for income taxes and will take further actions as deemed appropriate.

Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description
2-a	Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

2-b	Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

Exhibit Number	Description
3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3-(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3-(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10	Letter Agreement with TPG GenPar III, L.P. terminating the Management Advisory Agreement between the parties dated as of November 13, 2001

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

May 10, 2005

/s/ Thomas E. Linnen
	Name:	Thomas E. Linnen
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
10	Letter Agreement with TPG GenPar III, L.P. terminating the Management Advisory Agreement between the parties dated as of November 13, 2001

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.