Form 10-K/A
period 2004-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2005-06-24
CIK 945436

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

The number of shares outstanding of the registrant’s Common Stock as of April 29, 2005, was 209,122,223 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s 2004 Annual Report (Part II)

2. Portions of the registrant’s 2005 Proxy Statement (Part III)

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K/A for the fiscal year ended December 31, 2004 of MEMC Electronic Materials, Inc. (“MEMC”) is being filed to include the financial statements of Taisil Electronic Materials Corporation (“Taisil”) for the one month ended January 31, 2004, as required by Rule 3-09 of Regulation S-X. Until January 31, 2004, we owned 45% of Taisil. Effective as of February 1, 2004, we increased our ownership to 99.97% of the outstanding shares of Taisil and the financial results of Taisil were consolidated with MEMC. No other information contained in the Form 10-K for the fiscal year ended December 31, 2004 has been updated or amended by this Amendment No. 1.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of us and our subsidiaries, included on pages 25 through 54 of the 2004 Annual Report, and the Reports of the Independent Register Public Accounting Firm thereon of KPMG LLP appearing on page 55 and 56 of such report and Management’s Report on Internal Control Over Financial Reporting appearing on page 57 of such report, are incorporated herein by reference:

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

Consolidated Statements of Cash Flows—Years Ended December 31, 2004, 2003 and 2002.

Consolidated Statements of Stockholders’ Equity (Deficiency)—Years Ended December 31, 2004, 2003 and 2002.

Notes to Consolidated Financial Statements.

Reports of the Independent Registered Public Accounting Firm.

Management’s Report on Internal Control over Financial Reporting.

The following financial statements of Taisil Electronic Materials Corporation, as required by Rule 3-09 of Regulation S-X, appearing herein:

2. Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-1

Valuation and Qualifying Accounts	F-2

3. Exhibits

Exhibit No.	Description
2-a	Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

2-b	Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3-(i)	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (Incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (Incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3-(ii)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

4-b	Form of Warrant Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10-a	Share Sale and Purchase Agreement dated January 16, 2004 by and among the Company, China Steel Corporation, China Development Industrial Bank and Chiao Tung Bank (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 30, 2004)

10-b	Letter of Exercise of Call Option by Taisil Electronic Materials Corporation to Robina Finance & Leasing Corporation, Ltd. dated February 3, 2004 (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated January 30, 2004)

10-c	Joint Venture Agreement dated August 28, 1990 among the Company, Pohang Iron and Steel Company, Ltd. (“POSCO”) and Samsung Electronics Company, Ltd. (“Samsung”) (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10-c(1)	First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10-c(2)	Second Amendment to Joint Venture Agreement dated December 30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

Exhibit No.	Description
10-g	Share Transfer Agreement dated as of August 1, 2004 by and among Texas Instruments Incorporated, the Company, and MEMC Southwest Inc. (Incorporated by reference to Exhibit 10-g of the Company Form 10-Q for the Quarter ended June 30, 2004)

10-i	Registration Rights Agreement by and among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein, dated as of November 3, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10-i(1)	Amendment to Registration Rights Agreement dated July 15, 2002, among the Company, TPG Wafer Holdings LLC and Guarantors specified therein (Incorporated by reference to Exhibit 10-i(1) of the Company’s Form 10-Q for the quarter ended September 30, 2002)

10-i(2)	Amendment No. 2 to Registration Rights Agreement dated November 14, 2002, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(2) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-i(3)	Amendment No. 3 to Registration Rights Agreement dated February 17, 2003, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(3) of the Company’s Form 10-Q for the quarter ended March 31, 2003)

10-i(4)	Amendment No. 4 to Registration Rights Agreement dated August 31, 2003, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(4) of the Company’s Form 10-Q for the quarter ended September 30, 2003)

10-j	Form of Master Reserve Volume Agreement (Incorporated by reference to Exhibit 10-m of the Company’s Form 10-K for the Year ended December 31, 1995)

10-k	Management Advisory Agreement between the Company and TPG GenPar III, L.P., dated as of November 13, 2001 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10-m	MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company’s Form 10-K for the Year ended December 31, 1995)

*10-n	Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

*10-o	Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10-p	Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10-p(1)	Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation (Incorporated by reference to Exhibit 10-nn(1) of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

†10-aa	Consulting Agreement dated December 15, 2003 between the Company and Thomas P. Stiffler (Incorporated by reference to Exhibit 10-aa of the Company’s Form 10-K for the Year ended December 31, 2003)

†10-bb	Separation Agreement and General Release by and between the Company and Chandramohan Subramaniam (Incorporated herein by reference to Exhibit 10 of the Company’s Form S-3 Registration Statement No. 333-122520)

Exhibit No.	Description
†10-cc	MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on January 26, 2004 (Incorporated by reference to Exhibit 10-cc of the Company’s Form 10-K for the Year ended December 31, 2003)

†10-cc(1)	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10-cc(1) of the Company Form 10-Q for the Quarter ended June 30, 2004)

†10-cc(2)	Form of Stock Option and Restricted Stock Agreement (Incorporated by reference to Exhibit 10-t(1) of the Company’s Form 10-K for the Year ended December 31, 1995)

†10-cc(3)	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company’s Form 10-K for the Year ended December 31, 1995)

†10-cc(4)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company’s Form 10-K for the Year ended December 31, 1995)

†10-cc(5)	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10-cc(6)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10-cc(7)	Form of Stock Option Agreement (Non-employee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10-cc(8)	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-cc(7) of the Company’s Form 10-K for the Year ended December 31, 1999)

†10-cc(9)	Form of Stock Option Agreement (4-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(9) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-cc(10)	Form of Stock Option Agreement (2-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(10) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-cc(11)	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(11) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-cc(12)	Form of Stock Option Agreement (Outside Directors) (Incorporated by reference to Exhibit 10-cc(12) of the Company’s Form 10-K for the Year ended December 31, 2003)

†10-dd	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on March 2, 2004 (Incorporated by reference to Exhibit 10-dd of the Company’s Form 10-K for the Year ended December 31, 2003)

†10-dd(1)	Form of Stock Option Agreement (4 year vesting) (Incorporated by reference to Exhibit 10-dd(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-dd(2)	Form of Stock Option Agreement (7 year cliff vesting) (Incorporated by reference to Exhibit 10-dd(2) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10-dd(3)	Form of Stock Option Agreement (end of contract vesting) (Incorporated by reference to Exhibit 10-dd(3) of the Company’s Form 10-K for the Year ended December 31, 2002)

†10-ee	Retirement Agreement dated December 29, 2003 between the Company and James M. Stolze (Incorporated by reference to Exhibit 10-dd of the Company’s Form 10-K for the Year ended December 31, 2003)

†10-ff	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10-gg	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

Exhibit No.	Description
†10-hh	Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers (Incorporated by reference to Exhibit 10-hh of the Company’s Form 10-Q for the Quarter ended September 30, 2004)

†10-ii	Employment Agreement effective as of March 26, 2002 between the Company and Nabeel Gareeb (Incorporated by reference to Exhibit 10-ii of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(1)	Stock Option Grant Agreement (2002 Service Option) (Incorporated by reference to Exhibit 10-ii(1) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(2)	Stock Option Grant Agreement (Four Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(3)	Stock Option Grant Agreement (Seven Year Vesting) (Incorporated by reference to Exhibit 10-ii(3) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10-ii(4)	Amendment to Stock Option Grant Agreement (2002 Service Option) (Incorporated by reference to Exhibit 10-ii(4) of the Company Form 10-Q for the Quarter ended June 30, 2004)

†10-jj	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

†10-jj(1)	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

†10-kk	Summary of Compensation Arrangements for Certain Named Executive Officers (filed previously)

†10-ll	Summary of Director Compensation (filed previously)

†10-mm	Agreement dated as of July 7, 2003 between the Company and Jonathon P. Jansky (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-Q for the Quarter ended September 30, 2003)

10-aaa	Revolving Credit Agreement, dated as of December 5, 2002, among the Company, the lenders party thereto and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-aaa of the Company’s Form 10-K for the Year ended December 31, 2002)

10-bbb	Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-bbb(1)	Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.8 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-bbb(2)	Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-bbb(3)	Indemnity, Subrogation and Contribution Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-bbb(4)	Guarantee Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.11 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-bbb(5)	Amendment No. 1, dated as of March 21, 2002, to the Revolving Credit Agreement, dated as of December 21, 2002, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(5) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

Exhibit No.	Description
10-bbb(6)	Omnibus Amendment Agreement dated January 25, 2002, among the Company, Citicorp USA, Inc., and the other signatories thereto (Incorporated by reference to Exhibit 10-www(6) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

10-bbb(7)	Omnibus Amendment Agreement No. 2 dated March 27, 2002, among the Company, Citicorp USA, Inc., and the other signatories thereto (Incorporated by reference to Exhibit 10-www(7) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

10-bbb(8)	Amendment No. 2, dated June 21, 2002, to the Revolving Credit Agreement, dated December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(8) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

10-bbb(9)	Amendment No. 1, dated as of March 3, 2003, to the Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(9) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-bbb(10)	Amendment No. 1, dated as of March 3, 2003, to the Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(10) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-bbb(11)	Italian Supplement, dated as of March 3, 2003, to the Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(11) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-bbb(12)	Amendment No. 3 dated as of March 11, 2003, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(12) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-bbb(13)	Amendment No. 4 dated as of June 13, 2003, to the Revolving Credit Agreement, dated as of December 21, 2001, among the Company, the lenders party thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-www(13) of the Company’s Form 10-Q for the Quarter ended June 30, 2003)

10-ccc	Reimbursement Agreement, dated as of December 21, 2001 by and among the Company, TPG Partners III, L.P., TCW/Crescent Mezzanine Partners III, L.P, TCW/Crescent Mezzanine Trust III, Green Equity Investors III, L.P. and Green Equity Investors Side III, L.P, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-ccc(1)	Amended and Restated Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-ccc(2)	Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-ccc(3)	Amended and Restated Indemnity, Subrogation and Contribution Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K dated January 14, 2002)`

Exhibit No.	Description
10-ccc(4)	Amended and Restated Guarantee Agreement, dated as of December 21, 2001, among the Company, each subsidiary listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10-ccc(5)	Amendment No. 1, dated as of March 3, 2003, to the Amended and Restated Security Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-xxx(5) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-ccc(6)	Amendment No. 1, dated as of March 3, 2003, to the Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-xxx(6) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-ccc(7)	Italian Supplement, dated as of March 3, 2003, to the Amended and Restated Pledge Agreement, dated as of December 21, 2001, among the Company, each subsidiary of the Company listed on Schedule I thereto, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10-xxx(7) of the Company’s Form 10-K for the Year ended December 31, 2002)

10-ddd	Termination and Funding Agreement, dated as of December 21, 2001, by and among the Company, TPG Wafer Credit Partners LLC, T(3) Partners II, L.P., T(3) Parallel II, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, Green Equity Investors III, L.P., Green Equity Investors Side III, L.P., and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K dated January 14, 2002)

13	Pages 10 through 57 and page 59 of the Company’s 2004 Annual Report (filed previously)

18	Preferability Letter of KPMG LLP (Incorporated by reference to Exhibit 18 of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

21	Subsidiaries of the Company (filed previously)

**23.1	Consent of KPMG LLP

**23.2	Consent of KPMG LLP Certified Public Accountants

**31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

**31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of these documents has been granted.
**	Filed herewith.
†	These exhibits constitute management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

Report of Independent Public Accounting Firm

The Board of Directors

Taisil Electronic Materials Corporation:

We have audited the accompanying balance sheet of Taisil Electronic Materials Corporation as of December 31, 2002, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the accompanying financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of Taisil Electronic Materials Corporation as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles in the Republic of China.

Accounting principles generally accepted in the Republic of China vary in certain significant respects from accounting principles generally accepted in the United States of America. Information relating to the nature and effect of such difference is presented in note 16 to the financial statements.

/s/ KPMG Certified Public Accountants

Taipei, Taiwan (the Republic of China)

January 17, 2003

TAISIL ELECTRONIC MATERIALS CORPORATION

BALANCE SHEETS

January 31, 2004, and December 31, 2003 and 2002

(expressed in thousands of US dollars)

	January 31, 2004	December 31,
		2003	2002
	(unaudited)	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents (note 4)	$8,737	9,595	12,279
Short-term investments (note 5)	1,327	4,183	2,208
Notes and accounts receivable, net (note 6)	7,344	6,799	9,756
Receivables from related parties (note 3)	4,150	3,982	398
Other current financial assets (note 14)	148	145	142
Inventories, net (note 7)	11,373	13,545	12,534
Prepayments and other current assets (note 3)	4,824	2,396	866
Deferred income tax, net (note 13)	2,238	2,238	971

Total current assets	40,141	42,883	39,154

Property, plant and equipment (notes 3, 8 and 14):
Buildings	51,901	51,902	51,885
Machinery and equipment	239,701	239,711	237,024
Furniture and fixtures	5,487	5,487	7,088

	297,089	297,100	295,997
Less: accumulated depreciation	(199,477)	(198,267)	(184,785)
Prepayments for equipment	3,980	3,972	5,397

Net property, plant, and equipment	101,592	102,805	116,609

Other assets:
Deferred technology fees (note 3)	306	319	820
Deferred income tax, net (note 13)	1,066	1,066	1,990
Other assets (note 14)	6,891	6,891	6,712

Total other assets	8,263	8,276	9,522

	$149,996	153,964	165,285

See accompanying notes to financial statements

TAISIL ELECTRONIC MATERIALS CORPORATION

BALANCE SHEETS (Continued)

January 31, and 2004, December 31, 2003 and 2002

(expressed in thousands of US dollars, except par value)

	January 31, 2004	December 31,
		2003	2002
	(unaudited)	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term loans (note 9)	$11,293	11,879	21,366
Short-term bills payable (note 9)	2,992	881	12,057
Current portion of long-term loans (notes 3, 10 and 14)	667	656	6,404
Notes and accounts payable (note 3)	5,191	5,958	2,605
Payables for construction in progress and prepayments for equipment	200	464	1,264
Accrued expenses and other current liabilities (note 3)	6,064	6,184	5,449

Total current liabilities	26,407	26,022	49,145

Long-term loans (notes 3, 10 and 14)	6,975	7,018	5,425
Accrued pension liabilities (note 11)	1,990	2,187	1,743

Total liabilities	35,372	35,227	56,313

Commitments and contingent liabilities (note 15)
Stockholders’ equity (note 12):
Common stock - par value NT$10	130,913	130,913	130,913
Accumulated deficit	(16,289)	(12,176)	(21,941)

Total stockholders’ equity	114,624	118,737	108,972

	$149,996	153,964	165,285

See accompanying notes to financial statements

TAISIL ELECTRONIC MATERIALS CORPORATION

STATEMENTS OF OPERATIONS

One month ended January 31, 2004, and the years ended December 31, 2003 and 2002

(expressed in thousands of US dollars, except for per share data)

	One month ended January 31, 2004	Year ended December 31,
		2003	2002
	(unaudited)	(unaudited)
Net sales (note 3)	$3,649	81,614	78,345
Cost of goods sold (note 3)	(5,817)	66,360	67,164

Gross margin (loss)	(2,168)	15,254	11,181

Operating expenses:
Selling, general and administrative	329	3,998	7,417
Research and development	113	1,291	1,413

	442	5,289	8,830

Operating income (loss)	(2,610)	9,965	2,351

Nonoperating income (expense):
Interest income	7	95	175
Interest expense (note 3)	(42)	(827)	(2,096)
Loss on foreign exchange, net	(220)	(280)	(611)
Other income (loss), net	(1,248)	1,273	1,089

	(1,503)	261	(1,443)

Income (loss) before income tax	(4,113)	10,226	908
Income tax expense (benefit) (note 13)	—	(273)	3,842

	(4,113)	10,499	(2,934)
Casualty loss - net (note 8)	—	(734)	—

Net income (loss)	$(4,113)	9,765	(2,934)

Earnings (loss) per common share	$(0.01)	0.02	(0.01)

Weighted-average number of shares outstanding	400,000,000	400,000,000	400,000,000

See accompanying notes to financial statements

TAISIL ELECTRONIC MATERIALS CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

One month ended January 31, 2004, and the years ended December 31, 2003 and 2002

(expressed in thousands of US dollars)

	Common stock	Capital surplus	Accumulated deficit	Total
Balance as of January 1, 2001 (unaudited)	$130,913	8	(19,015)	111,906
Transfer of capital surplus from gain on disposal of property, plant and equipment to accumulated deficit	—	(8)	8	—
Net loss	—	—	(2,934)	(2,934)

Balance as of December 31, 2002	130,913	—	(21,941)	108,972
Net income	—	—	9,765	9,765

Balance as of December 31, 2003 (unaudited)	130,913	—	(12,176)	118,737
Net loss for one month ended January 31, 2004	—	—	(4,113)	(4,113)

Balance as of January 31, 2004 (unaudited)	$130,913	—	(16,289)	114,624

See accompanying notes to financial statements

TAISIL ELECTRONIC MATERIALS CORPORATION

STATEMENTS OF CASH FLOWS

One month ended January 31, 2004, and the years ended December 31, 2003 and 2002

(expressed in thousands of US dollars)

	One month ended January 31, 2004	Year ended December 31,
		2003	2002
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,113)	9,765	(2,934)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,250	16,641	21,040
Provision for (reversal of) allowance for sales discounts	205	(430)	1,369
Provision for (reversal of) inventory loss	(299)	414	761
Loss from disposal of property and equipment	1	—	—
Decrease (increase) in notes and accounts receivable	(918)	(194)	599
Decrease (increase) in inventories	2,471	(1,425)	3,080
Increase in prepayments and other current assets	(2,428)	(1,533)	(30)
Decrease (increase) in deferred income taxes	—	(343)	3,773
Increase (decrease) in notes and accounts payable	(767)	3,353	(2,150)
Increase (decrease) in accrued expenses and other current liabilities	(122)	732	(70)
Increase (decrease) in accrued pension liabilities	(197)	444	331

Net cash provided by (used in) operating activities	(4,917)	27,424	25,769

Cash flows from investing activities:
Decrease (increase) in short-term investments	2,856	(1,975)	(1,142)
Additions to property, plant and equipment	(290)	(3,131)	(1,997)
Decrease (increase) in refundable deposits	—	(184)	3,391
Increase in restricted bank deposits	—	—	(1)

Net cash provided by (used in) investing activities	2,566	(5,290)	251

Cash flows from financing activities
Increase (decrease) in short-term loans and bills payable	1,525	(20,663)	1,206
Increase in long-term loans	—	2,140	—
Repayment of long-term loans	(32)	(6,295)	(27,224)

Net cash provided by (used in) financing activities	1,493	(24,818)	(26,018)

Net increase (decrease) in cash and cash equivalents	(858)	(2,684)	2
Cash and cash equivalents at beginning of the period	9,595	12,279	12,277

Cash and cash equivalents at end of the period	$8,737	9,595	12,279

Supplemental disclosures of cash flow information:
Cash paid for interest	$39	889	2,157

Cash paid for income taxes (including refundable income taxes)	$—	55	17

Cash paid for property, plant and equipment:
Increase in property, plant and equipment	$26	2,331	3,110
Less: increase (decrease) in other payables	(264)	(800)	1,113

Cash paid	$290	3,131	1,997

Supplemental disclosures of noncash financing activities:
Current amounts of long-term liabilities	$667	656	6,404

See accompanying notes to financial statements

TAISIL ELECTRONIC MATERIALS CORPORATION

NOTES TO FINANCIAL STATEMENTS

(amounts expressed in thousands of US dollars or

New Taiwan dollars, except per share data, unless otherwise stated)

(amounts and information with respect to 2004 and 2003 are unaudited)

(1)	Organization and business environment

Taisil Electronic Materials Corporation (the “Company”) was founded in the Hsinchu Science Park of the Republic of China (“ROC”) on September 26, 1994. The Company is engaged in the research, development, production and sale of the latest generation silicon wafers.

(2)	Significant accounting policies

The financial statements are prepared in accordance with accounting principles generally accepted in the ROC. The significant accounting policies and measurement basis adopted in preparing the accompanying financial statements are summarized as follows:

(a)	Revenue recognition

Revenue is recognized when title to the products and risk of ownership are transferred to the customers, which occurs principally at the time the product is consumed by the customer and, to a lesser degree, at the time of shipment.

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

Foreign currency transactions in currencies other than the functional currency are recorded at rates in effect at the transaction dates. Monetary assets and liabilities denominated in foreign currencies at year-end are translated at the exchange rate then prevailing. Gains or losses resulting from settlement of such transactions or translations are included in nonoperating income (expense).

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

Property, plant and equipment are stated at acquisition cost. Depreciation of property, plant and equipment is provided over the estimated useful lives of the respective assets using the straight-line method less any salvage value. The ranges of the estimated useful lives are as follows: buildings - 40 or 55 years, machinery and equipment—3 to 15 years, and other equipment - 3 to 5 years. Interest costs related to the construction of property, plant and equipment are capitalized and included in the cost of the related asset. Gains or losses on the disposal of property, plant and equipment are recorded as nonoperating income (expenses) in the accompanying statements of operations. Before December 27, 2001, any gain, net of related income taxes, was required to be transferred from unappropriated earnings to capital surplus in the year of disposal in accordance with the Company Law of the ROC.

Property, plant and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of property, plant and equipment, the estimated future undiscounted net cash flow of each asset is compared to the carrying amount of the asset. If the carrying amount exceeds the undiscounted cash flow, the impairment is measured based on the fair values of the assets. At January 31, 2004, and December 31, 2003 and 2002, the estimated future undiscounted net cash flows of property, plant and equipment exceeded their carrying amount.

(i)	Technology fees

The Company has entered into a technical assistance service agreement with MEMC Electronic Materials, Inc. involving information and processes embodying technology, equipment design, assets and property rights for the manufacture of silicon wafers. Payments for such technology are capitalized and amortized over five years on a straight-line basis from the commencement of commercial production.

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

Income taxes are accounted for under the asset and liability method. Deferred income taxes are determined based on differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect during the years in which the differences are expected to reverse. The income tax effects resulting from taxable temporary differences are recognized as deferred income tax liabilities. The income tax effects resulting from deductible temporary differences, net operating loss carryforwards and income tax credits are recognized as deferred income tax assets. The realization of the deferred income tax assets is evaluated, and if it is considered more likely than not that the deferred tax assets will not be realized, a valuation allowance is recognized accordingly.

Classification of the deferred income tax assets or liabilities as current or noncurrent is based on the classification of the related asset or liability. If a deferred income tax asset or liability is not directly related to a specific asset or liability, then the classification is based on the expected realization date of such deferred income tax asset or liability.

Income tax expense is reduced by investment tax credits in the year in which the credits arise.

According to the ROC Income Tax Law, the Company’s undistributed income, if any, earned after December 31, 1997, is subject to an additional 10% retained earnings tax. The surtax is charged to income tax expense after the appropriation of earnings is approved by the stockholders in the following year.

(m)	Casualty loss

Casualty loss consists of accrued loss caused by a fire on December 10, 2003, less the estimated insurance compensation.

(n)	Earnings (loss) per common share

Earnings (loss) per share of common stock are computed based on the weighted-average number of common shares outstanding during the period.

(3)	Transactions with related parties

(a)	Name and relationship

Name of related party	Relationship with the Company
MEMC Electronic Materials Inc. and Subsidiaries (“MEMC and subsidiaries”)	Includes MEMC Electronic Materials, Inc. and all of its majority-owned consolidated affiliates, including the investor using the equity method to account for its investment in the Company

Chiao Tung Bank Taiwan, ROC (“CTB”)	Investor represented on the Company’s board of directors

(b)	Significant transactions with related parties

(i)	Net sales to and corresponding amounts receivable from related parties were as follows:

	Sales
	One month ended January 31, 2004	Year ended December 31,
		2003	2002
	(unaudited)	(unaudited)
MEMC and subsidiaries	$588	6,840	4,370

	Account receivable
	January 31, 2004	December 31,
		2003	2002
	(unaudited)	(unaudited)
MEMC and subsidiaries	$4,150	4,059	398
Less: allowance for sales returns and discounts	—	(77)	—

	$4,150	3,982	398

(ii)	Purchases from and corresponding amounts payable to related parties were as follows:

	Purchases
	One month ended January 31, 2004	Year ended December 31,
		2003	2002
	(unaudited)	(unaudited)
MEMC and subsidiaries	$14	3,153	2,191

	Account payable
	January 31, 2004	December 31,
		2003	2002
	(unaudited)	(unaudited)
MEMC and subsidiaries	$1,127	1,078	23

(iii)	Financing

The Company’s long-term loans from CTB are summarized as follows:

Period	Maximum balance	Interest rate		Ending balance	Interest expense	Interest payable	Collateral
One month ended January 31, 2004 (unaudited)	$1,787	3.19%		1,756	4	4	Machinery and equipment of $21,727

Year ended December 31, 2003 (unaudited)	$8,353	3.19 5.915	%- %	1,787	234	5	Machinery and equipment of $21,955

Year ended December 31, 2002	$15,735	5.49 6.0786	%- %	8,167	770	43	Machinery and equipment of $26,285

(iv)	Technology fees and royalties

According to the technical assistance service agreement between the Company and MEMC and subsidiaries, the Company is obligated to pay a royalty license fee. For the one month ended January 31, 2004, and the years ended December 31, 2003 and 2002, such royalty totalled $105, $4,056, and $3,196, respectively. As of January 31, 2004, and December 31, 2003 and 2002, unpaid balances amounted to $2,275, $2,170 and $1,593, respectively, which were included in accrued expenses and other current liabilities.

(v)	Commission and service income

The Company earned $116, $1,201 and $418 of commission and service income for the one month ended January 31, 2004, and the years ended December 31, 2003 and 2002, respectively, for agency and service support provided to related parties. As of January 31, 2004, and December 31, 2003 and 2002, the related receivables of $1,115, $999 and $311, respectively, were included in prepayment and other current assets.

(vi)	Toll fees and testing fees

The Company engaged MEMC and subsidiaries to process silicon wafers. Toll fees paid for the one month ended January 31, 2004, and the years ended December 31, 2003 and 2002, were as follows:

	One month ended January 31, 2004	Year ended December 31,
		2003	2002
	(unaudited)	(unaudited)
MEMC and subsidiaries	$—	174	56

As of January 31, 2004, and December 31, 2003 and 2002, amounts due that resulted from the above transactions were as follows:

	January 31, 2004	December 31,
		2003	2002
	(unaudited)	(unaudited)
MEMC and subsidiaries	$—	—	4

(vii)	Acquisition of property, plant and equipment

The value of property, plant and equipment acquired from MEMC and subsidiaries for the year ended December 31, 2002, amounted to $88, and the amount had been paid in January 2003.

(viii)	As of January 31, 2004, and December 31, 2003 and 2002, temporary disbursements due to related parties amounted to $0, $4 and $126, respectively, and were included in accrued expenses and other current liabilities.

(4)	Cash and cash equivalents

Cash and cash equivalents consisted of the following:

	January 31, 2004	December 31,
		2003	2002
	(unaudited)	(unaudited)
Cash on hand and in banks	$490	811	798
Time deposits	8,247	8,784	11,481

	$8,737	9,595	12,279

(5)	Short-term investments

Short-term investments consisted of open-ended investment funds at January 31, 2004, and December 31, 2003 and 2002. The fair value of such investments at January 31, 2004, and December 31, 2003 and 2002, was approximately $1,350, $4,200 and $2,224, respectively.

(6)	Notes and accounts receivable

Notes and accounts receivable consisted of the following:

	January 31, 2004	December 31,
		2003	2002
	(unaudited)	(unaudited)
Notes receivable	$9	17	10

Accounts receivable	6,407	4,071	10,255

Pledged accounts receivable	6,059	11,264	—
Less: short-term borrowing secured by accounts receivable	(4,847)	(8,474)	—

Amount reserved for pledged accounts receivable	1,212	2,790	—

Notes and accounts receivable	7,628	6,878	10,265
Less: allowance for sales returns and discounts	(284)	(79)	(509)

	$7,344	6,799	9,756

(7)	Inventories

The components of inventories are summarized below:

	January 31, 2004	December 31,
		2003	2002
	(unaudited)	(unaudited)
Finished goods	$1,816	3,006	4,165
Work in process	3,085	3,099	1,404
Raw materials and spare parts	10,653	11,920	11,016

	15,554	18,025	16,585
Less: provision for inventory devaluation	(4,181)	(4,480)	(4,051)

	$11,373	13,545	12,534

Insurance coverage on inventories	14,328	14,127	14,387

(8)	Property, plant and equipment

Insurance coverage on property, plant and equipment as of January 31, 2004, and December 31, 2003 and 2002, amounted to $202,985, $200,129 and $189,912, respectively.

Due to a fire that occurred on December 10, 2003, the Company shut down some of its production lines. The damaged machinery and equipment had been recovered and back to normal production in the first quarter of 2004.

(9)	Short-term loans and short-term bills payable

	January 31, 2004 (unaudited)		December 31,
			2003 (unaudited)		2002
	Amount	Interest rate	Amount	Interest rate	Amount	Interest rate
Unsecured loans	$5,990	1.327%~1.4%	6,475	1.35%~1.395%	12,949	1.9%~2.3%
Credit loans and import loans under letters of credit	5,303	1.6%~1.7192%	5,404	1.2%~1.8%	8,417	1.87%~2.47%

	11,293		11,879		21,366

Commercial paper payable	2,995		883		12,085	1.22%~1.95%
Unamortized discount	(3)		(2)		(28)

	2,992		881		12,057

	$14,285		12,760		33,423

(10)	Long-term loans

Bank	Credit line and purpose	Period	Repayment term	January 31, 2004	December 31,
					2003	2002
				(unaudited)	(unaudited)
Chiao Tung Bank	NT$240 million for purchase of machinery	February 1998 to February 2005	Repayable in 17 quarterly instalments starting in February 2001	$—	—	3,185
Chiao Tung Bank	NT$100 million for purchase of machinery	November 1995 to November 2005	Repayable in 29 quarterly instalments starting in January 1999	894	914	1,291
Chiao Tung Bank	NT$200 million for purchase of machinery	December 1996 to November 2003	Repayable in 17 quarterly instalments starting in December 1999	—	—	901
Chiao Tung Bank	NT$200 million for purchase of machinery	December 1996 to November 2003	Repayable in 17 quarterly instalments starting in March 2000	—	—	1,692
Chiao Tung Bank	NT$80 million for purchase of machinery	December 1996 to November 2006	Repayable in 29 quarterly instalments starting in January 2000	862	874	1,098
Industrial Bank of Taiwan	NT$200 million for purchase of machinery	September 2000 to September 2004	Repayable in 11 quarterly instalments starting in March 2002	—	—	3,662
Industrial Bank of Taiwan	NT$200 million for purchase of machinery	May 2003 to May 2006	Payable on the due date	5,886	5,886	—

				7,642	7,674	11,829
Less: current portion				(667)	(656)	(6,404)

				$6,975	7,018	5,425

As of January 31, 2004, the following amounts of long-term loans were to come due during the next five years:

Year	Amount
2004	$667
2005	667
2006	6,174
After 2007	134

$7,642

The ranges of interest rates for all long-term borrowings for the one month ended January 31, 2004, and for the years ended December 31, 2003 and 2002, were 1.327%-3.19%, 2.57%-3.19% and 5.49%-6.24%, respectively. As of January 31, 2004, and December 31, 2003 and 2002, total unused lines of credit for both short-term and long-term loans combined amounted to $689, $1,923 and $62,241, respectively.

As of January 31, 2004, and December 31, 2003 and 2002, certain plant and equipment were pledged as security for long-term loans (refer to note 14).

(11)	Pension

The following table sets forth the benefit obligation and accrued pension liabilities of the Company’s pension plan:

	December 31,
	2003	2002
	(unaudited)
Benefit obligation:
Vested benefit obligation	$—	—
Nonvested benefit obligation	(2,058)	(1,844)

Accumulated benefit obligation	(2,058)	(1,844)
Effects of future salary increase	(1,232)	(1,180)

Projected benefit obligation	(3,290)	(3,024)
Fair value of plan assets	1,479	1,303

Benefit obligation in excess of plan assets	(1,811)	(1,721)
Unrecognized net obligation at transition	448	459
Unrecognized pension gain	(824)	(481)

Accrued pension liabilities	$(2,187)	(1,743)

The net pension costs consisted of the following components:

	2003	2002
	(unaudited)
Service cost	$485	480
Interest expense	115	114
Expected return on pension plan assets	(53)	(52)
Amortization and deferral	14	13

Net pension costs	$561	555

Significant actuarial assumptions were as follows:

	2003	2002
	(unaudited)
Discount rate	3.50%	3.75%
Rate of salary progression	2.50%	2.50%
Projected return on plan assets	2.75%	3.75%

(12)	Stockholders’ equity

(a)	Capital stock

As of January 31, 2004, and December 31, 2003 and 2002, the Company’s authorized common stock, with par value of NT$10 per share, totalled NT$4,800,000; the issued capital was $130,913 (NT$4,000,000).

(b)	Capital surplus

Capital surplus can only be used to offset a deficit or to increase issued share capital.

Pursuant to a shareholders’ resolution on May 23, 2003, the Company decided to transfer capital surplus from the gain on disposal of fixed assets amounting to $8 to accumulated deficit.

(c)	Distribution of earnings

In accordance with the ROC Company Law, the Company’s articles of incorporation stipulate that 10% of annual earnings (net of losses of prior years, if any) are to be retained as a statutory reserve until such retention equals the amount of issued share capital. The distribution of remaining earnings should be proposed by the board of directors and decided in a stockholders’ meeting. At least 0.01% of the distribution should be appropriated as employees’ bonuses when the stockholders approve an earnings distribution.

(13)	Income taxes

The Company is authorized to be a “science-based industry” and “important technology-based industry” as defined by the ROC Statute for the Establishment and Administration of Science-Based Industrial Park (the Statute). The Company’s earnings are subject to an income tax rate of 25 percent. Before January 20, 2001, the statutory tax rate of the Company was 20 percent. For the one month ended January 31, 2004, and the years ended December 31, 2003 and 2002, income tax expense was as follows:

	One month ended January 31, 2004	Year ended December 31,
		2003	2002
	(unaudited)	(unaudited)
Current income tax expense	$—	—	—
Deferred income tax expense (benefit)	—	(273)	3,842

	$—	(273)	3,842

The differences between income tax expense (benefit) based on the statutory income tax rate and the income tax expense (benefit) as reported in the accompanying statements of operations are summarized as follows:

	One month ended January 31, 2004	Year ended December 31,
		2003	2002
	(unaudited)	(unaudited)
Expected income tax expense (benefit)	$(1,028)	3,154	1,410
Tax effect of permanent differences	—	(747)	—
Investment tax credit decrease (earned), net	—	(78)	895
Tax exemption	—	(1,161)	(430)
Expired loss carryforward	—	8,636	5,991
Additional 10% income surtax on undistributed earnings	—	431	—
Others	221	8	159
Valuation allowance increase (decrease)	807	(10,516)	(4,183)

Income tax expense (benefit)	$—	(273)	3,842

The temporary differences, tax credits, loss carryforwards and their effects on deferred income tax were as follows:

			December 31,
	January 31, 2004 (unaudited)		2003 (unaudited)		2002
	Amount	Income tax effect	Amount	Income tax effect	Amount	Income tax effect
Current assets:
Unrealized loss from inventory devaluation	$4,181	1,045	4,032	1,008	3,537	884
Unrealized foreign exchange loss (gain)	69	17	(117)	(29)	164	41
Unrealized loss	—	—	736	184	—	—
Loss carryforward	17,924	4,481	17,924	4,481	184	46
Investment tax credits earned	392	392	392	392	—	—

		5,935		6,036		971
Less: valuation allowance		(3,697)		(3,798)		—

		$2,238		2,238		971

Noncurrent assets:
Investment tax credits earned	$659	659	659	659	1,375	1,375
Difference in technology fees	2,020	505	2,092	523	2,432	608
Accrued pension liabilities	1,972	493	2,172	543	1,758	440
Loss carryforward	3,904	976	—	—	57,113	14,278

		2,633		1,725		16,701
Less: valuation allowance		(1,567)		(659)		(14,711)

		$1,066		1,066		1,990

The ROC tax regulations stipulate that investment tax credits used by the Company each year shall not exceed 50% of the current income tax payable, and any unused balance can be carried forward to the following four years, subject to the same percentage limitation for each year except in the year of expiration, when any remainder can be used for offset of income tax payable in that year. As of January 31, 2004, the estimated unused income tax credits, resulting from investment in machinery and equipment and research and development available to reduce future tax liabilities and the years of expiration were as follows:

Year of investment	Tax credits	Year of expiration
2000	$392	2004
2001	552	2005
2002	29	2006
2003	78	2007

	$1,051

According to the Statute, a science-based company may, within two years from the date on which it begins to sell its products or to render services, select any fiscal year in the four-year period from such date for exemption from profit-seeking enterprise income tax for a period of five consecutive years from the starting date of such fiscal year. The Company’s initial NT$2,000,000 capital expenditure project (phase I project) is entitled to enjoy the tax holiday incentive scheme. The Company has chosen January 1, 2000, as the tax holiday starting date.

Pursuant to the ROC Income Tax Law, the Company’s tax losses may be carried forward for up to five years to reduce future taxable income. As of January 31, 2004, the estimated tax loss carryforwards were as follows:

Year of loss	Amount	Year of expiration
1999	$17,924	2004
2004	3,904	2009

	$21,828

The tax authorities have examined and assessed the Company’s income tax returns through 2001.

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

Information relating to the ICA is summarized as follows:

	January 31, 2004	December 31,
		2003	2002
	(unaudited)	(unaudited)
Accumulated deficit:
Earned after December 31, 1998	$(16,289)	(12,176)	(21,941)

Imputation credit account balance	1	1	1

	2004	2003	2002
	(unaudited)	(unaudited)
Creditable ratio for earnings distribution to resident stockholders	—	—	—

(14)	Pledged assets

Pledged assets were as follows:

	Related secured liabilities/assets	January 31, 2004	December 31,
			2003	2002

		(unaudited)	(unaudited)
Time deposits – recorded in other current financial assets	Deposit with customs for export	$60	59	58
Machinery and equipment	Long-term loans	21,727	21,955	35,001
Prepayment for equipment	Long-term loans	—	—	2,335
Buildings	Long-term loans	—	—	34,961
Refundable deposits	Deposit for stock repurchase agreement (other assets)	6,819	6,819	6,667

		$28,606	28,833	79,022

(15)	Commitments (contingencies)

(a)	Operating lease

The Company is leasing a plant site from the Science Park Administration Bureau for a period of 20 years, expiring December 31, 2014. In accordance with the lease agreement, rental payments are subject to adjustment when the government reappraises the land value. The current rent is $975 (NT$33,554) per year.

Future minimum lease payments as of January 31, 2004, under the existing noncancellable agreement are

Years	Minimum lease payments
2004 through 2008	$4,793 ($989 annually)
2009 through 2013	4,945
2014	989

$10,727

(b)	Technical service agreement

In accordance with a technical assistance agreement between the Company and MEMC, the Company is required to pay MEMC an annual royalty based on a certain percentage of net sales and operating income for 10 years after beginning the sales of products.

(c)	Purchase of equipment

As of January 31, 2004, and December 31, 2003 and 2002, the Company had outstanding letters of credit amounting to approximately $1,214, $1,190 and $3,402, respectively, and was committed to purchase equipment with a total estimated cost of $1,523, $1,614 and $1,906, respectively.

(d)	An unrelated third party acquired 19,718,000 shares of the Company’s NT$10 par value common stock from the Company’s employees at NT$11.75 per share in 2002. On September 6, 2002, the Company entered into a two-year agreement with this unrelated third party to purchase 19,718,000 shares of the Company’s common stock at a fixed price of NT$11.75 per share. The terms of the contract require the Company to pay an annual fee to the counter-party until the expiration of the agreement, as well as a one-time security deposit payment of NT$231,687 (US$6,667) to secure the Company’s performance of its obligations under the agreement. The Company’s security deposit payment is included in other assets on the balance sheet. In February 2004, MEMC and subsidiaries purchased 19,718,000 shares of the Company’s common stock and the agreement had been terminated. The Company’s security deposit payment has been refunded.

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

Under ROC GAAP, a valuation allowance is provided on deferred tax assets when they are not certain to be realized based on the projection of future taxable income. However, the criteria by which the need for a valuation allowance is determined are less stringent as compared to US GAAP. Under US GAAP, cumulative losses in recent years are a significant piece of negative evidence which is difficult to overcome with projections of future taxable income for the purpose of determining the valuation allowance.

Under a revised ROC tax rule effective on January 1, 1998, an additional 10% corporate income tax is assessed on taxable income but only to the extent such taxable income is not distributed before the end of the following year. As a result, from January 1, 1998, to January 20, 2002, the undistributed income of the Company would be subject to a corporate tax rate of 28% and distributed income would be taxed at 20%. Commencing from January 20, 2002, the undistributed and distributed income is subject to a corporate tax rate of 32.5% and 25%, respectively. Under ROC GAAP, the 10% tax on undistributed earnings is recognized as an expense at the date that stockholders resolve the amount of the earnings distribution. Under US GAAP, the Company would measure its tax expense, including the tax effects of temporary differences, using the undistributed rate.

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

US GAAP provides detailed guidance regarding the accounting treatment for internal-use software costs. American Institute of Certified Public Accountants Statement of Position 98-1 “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” specifies the requirements for the capitalization of the costs of computer software obtained or developed for internal use.

(e)	Repurchase of Company stock pursuant to the agreement described in Note 15(d)

Under ROC GAAP, the security deposit payment required by the agreement described in Note 15(d) is recorded as an asset until such time as the Company legally acquires ownership of the shares of stock, at which time the cost of the shares would be recorded as treasury stock, a contra-equity account.

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
Thomas E. Linnen Senior Vice President and Chief Financial Officer

Date: June 24, 2005

EXHIBIT INDEX

The following exhibits are filed as part of this report.

Exhibit No.	Description
23.1	Consent of KPMG LLP

23.2	Consent of KPMG LLP Certified Public Accountants

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.