Form 10-Q
period 2005-06-30
MEMC ELECTRONIC MATERIALS INC
filed 2005-08-09
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

The number of shares of the registrant’s common stock outstanding at July 29, 2005 was 209,400,054.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended [June 30,
	2005	2004	2005	2004
Net sales	$275,388	$255,539	$533,242	$484,299
Cost of goods sold	174,956	168,380	339,533	323,797

Gross margin	100,432	87,159	193,709	160,502
Operating expenses:
Marketing and administration	18,344	17,842	36,497	35,030
Research and development	11,008	9,268	22,405	18,181

Operating income	71,080	60,049	134,807	107,291
Nonoperating (income) expense:
Interest expense	1,937	3,557	3,848	6,876
Interest income	(991)	(1,464)	(1,702)	(3,013)
Currency losses	835	7,470	1,566	1,106
Other, net	(285)	(489)	(932)	(2,387)

Total nonoperating (income) expense	1,496	9,074	2,780	2,582

Income before income taxes, equity in loss of joint venture and minority interests	69,584	50,975	132,027	104,709
Income tax provision (benefit)	8,652	(12,581)	(7,827)	853

Income before equity in loss of joint venture and minority interests	60,932	63,556	139,854	103,856
Equity in loss of joint venture	—	—	—	(1,717)
Minority interests	(2,019)	(2,955)	(3,783)	(5,632)

Net income	$58,913	$60,601	$136,071	$96,507

Basic income per share	$0.28	$0.29	$0.65	$0.47

Diluted income per share	$0.26	$0.27	$0.61	$0.44

Weighted average shares used in computing basic income per share	209,206,270	207,728,191	209,017,410	207,460,241

Weighted average shares used in computing diluted income per share	224,681,998	220,953,006	224,321,328	221,061,904

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,997	$92,314
Accounts receivable, less allowance for doubtful accounts of $1,457 and $1,633 in 2005 and 2004, respectively	132,107	140,728
Inventories	134,851	127,564
Prepaid and other current assets	27,257	29,724

Total current assets	395,212	390,330
Property, plant and equipment, net of accumulated depreciation of $212,961 and $198,595 in 2005 and 2004, respectively	503,861	444,670
Deferred tax assets, net	127,134	119,835
Other assets	53,338	55,107

Total assets	$1,079,545	$1,009,942

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$21,709	$24,399
Accounts payable	104,578	124,083
Accrued liabilities	23,875	37,743
Accrued wages and salaries	23,122	19,117
Income taxes payable	25,629	10,282

Total current liabilities	198,913	215,624
Long-term debt, less current portion	108,229	116,082
Pension and similar liabilities	113,204	116,427
Other liabilities	45,348	72,432

Total liabilities	465,694	520,565

Minority interests	50,262	46,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued and outstanding at 2005 and 2004	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 210,037,271 and 209,108,105 issued at 2005 and 2004, respectively	2,101	2,091
Additional paid-in capital	159,576	154,736
Retained earnings	434,876	308,351
Accumulated other comprehensive loss	(28,844)	(17,389)
Deferred compensation	(492)	(1,263)
Treasury stock, 714,205 shares in 2005 and 2004	(3,628)	(3,628)

Total stockholders’ equity	563,589	442,898

Total liabilities and stockholders’ equity	$1,079,545	$1,009,942

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income	$136,071	$96,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,702	20,165
Interest accretion	—	2,326
Minority interests	3,783	5,632
Equity in income (loss) of joint venture	—	1,717
Stock compensation	603	1,260
Working capital and other	(48,948)	2,249

Net cash provided by operating activities	119,211	129,856

Cash flows from investing activities:
Capital expenditures	(105,630)	(72,525)
Purchase of business, net of cash acquired	—	(57,226)
Proceeds from sale of property, plant and equipment	—	18

Net cash used in investing activities	(105,630)	(129,733)

Cash flows from financing activities:
Net short-term borrowings	(172)	(26,858)
Proceeds from issuance of long-term debt	—	60,014
Principal payments on long-term debt	(4,444)	(4,823)
Proceeds from issuance of common stock	5,121	2,383
Dividend to minority interest	(9,546)	(4,765)

Net cash provided by (used in ) financing activities	(9,041)	25,951

Effect of exchange rate changes on cash and cash equivalents	4,143	1,353

Net increase in cash and cash equivalents	8,683	27,427
Cash and cash equivalents at beginning of period	92,314	96,859

Cash and cash equivalents at end of period	$100,997	$124,286

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

(2) Significant Accounting Policies

Stock-Based Compensation

We account for our stock-based compensation under Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees,” and related interpretations. We record compensation expense related to restricted stock unit awards over the vesting periods of the awards and reflect the unearned portion of deferred compensation as a separate component of stockholders’ equity.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income as reported	$58,913	$60,601	$136,071	$96,507
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	144	336	383	781

Deduct:
Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	(2,014)	(3,421)	(4,298)	(7,018)

Pro forma net income	$57,043	$57,516	$132,156	$90,270

Income per share:
Basic—as reported	$0.28	$0.29	$0.65	$0.47
Diluted—as reported	$0.26	$0.27	$0.61	$0.44
Basic—pro forma	$0.27	$0.28	$0.63	$0.44
Diluted—pro forma	$0.25	$0.26	$0.59	$0.41

(3) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly MEMC’s financial position and results of operations and cash flows for the periods presented. We have presented the consolidated financial statements in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by accounting principles generally accepted in the United States of America. This report on Form 10-Q, including unaudited consolidated financial statements, should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2004, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(4) Earnings per share

For the three month periods ended June 30, 2005 and 2004, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$58,913	$58,913	$60,601	$60,601

EPS denominator:
Weighted average shares outstanding	209,186,270	209,186,270	207,728,191	207,728,191
Warrants	—	12,956,257	—	11,124,720
Stock options	—	2,486,807	—	2,100,095
Restricted stock units	20,000	52,664	—	—

Total shares	209,206,270	224,681,998	207,728,191	220,953,006

Earnings per share	$0.28	$0.26	$0.29	$0.27

For the six month periods ended June 30, 2005 and 2004, basic and diluted earnings per share (EPS) were calculated as follows:

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$136,071	$136,071	$96,507	$96,507

EPS denominator:
Weighted average shares outstanding	208,997,410	208,997,410	207,460,241	207,460,241
Warrants	—	12,836,922	—	11,342,477
Stock options	—	2,434,209	—	2,259,186
Restricted stock units	20,000	52,787	—	—

Total shares	209,017,410	224,321,328	207,460,241	221,061,904

Earnings per share	$0.65	$0.61	$0.47	$0.44

At June 30, 2005, MEMC had outstanding 9,610,076 options and 16,666,667 warrants. For the three months ended June 30, 2005 and 2004, options to purchase 298,652 and 3,613,540 shares, respectively, of MEMC stock were excluded from the calculation of diluted EPS because the effect was antidilutive. For the six months ended June 30, 2005 and 2004, options to purchase 336,853 and 3,312,777 shares, respectively, of MEMC stock were excluded from the calculation of diluted EPS because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

(5) Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
Raw materials and supplies	$14,665	$20,307
Goods in process	55,569	54,160
Finished goods	64,617	53,097

	$134,851	$127,564

(6) Comprehensive Income

Comprehensive income for the three months ended June 30, 2005 and 2004 was $52,061 and $65,319, respectively. Comprehensive income for the six months ended June 30, 2005 and 2004 was $124,615 and $98,466, respectively. MEMC’s only adjustment from net income to comprehensive income was foreign currency translation adjustments in each period presented.

(7) Debt

Our short-term unsecured borrowings from banks totaled approximately $1,583 at June 30, 2005, under approximately $71,728 of short-term loan agreements.

Long-term borrowings outstanding were $128,351 at June 30, 2005, under $253,351 of long-term committed loan facilities. Of the $253,351 committed long-term loan agreements at June 30, 2005, $4,317 was unavailable as it related to the issuance of third party letters of credit.

On July 21, 2005, the company entered into a Revolving Credit Agreement with National City Bank of the Midwest, US Bank National Association, and such other lending institutions as may from time to time become lenders (the “National City Agreement”). The National City Agreement provides for a $200,000 secured revolving credit facility and replaces the $150,000 revolving credit facility from Citibank/UBS and the $35,000 revolving credit facility from Texas Pacific Group and certain of its affiliates (TPG).

The extinguishment of the Citibank/UBS and the TPG credit facilities will result in the write-off of approximately $1,900 of deferred financing fees. This loss will be recorded in nonoperating expenses for the three months ended September 30, 2005.

(8) Income Taxes

For the six months ended June 30, 2005, we recognized an income tax benefit of $7,827, as compared to income tax expense of $853 for the six months ended June 30, 2004. In March 2005, we reversed a tax liability originally recorded in the fourth quarter of 2004 for the potential non-deductibility of the $67,700 payment to an investor group led by Texas Pacific Group for the redemption of the senior subordinated secured notes. The Company obtained opinions regarding the tax deductibility of the redemption payment. Excluding discrete tax items amounting to a tax benefit of $25,783, we recorded tax expense at an effective tax rate of approximately 13.6% for the six months ended June 30, 2005. This rate represents our estimated effective tax rate for 2005, excluding any discrete tax items and any future reversals of valuation allowances based on changes in judgement of projected future pre-tax and taxable income in the U.S.

(9) Benefit Plans

Net periodic benefit cost consists of the following:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004		Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service Cost	$970	$92	$973	$60	$1,940	$184	$1,955	$120
Interest Cost	2,365	657	2,265	743	4,730	1,314	4,534	1,486
Expected return on plan assets	(1,880)	—	(1,493)	—	(3,760)	—	(2,933)	—
Amortization of service costs	1	—	1	—	2	—	2	—
Net actuarial loss/(gain)	396	(43)	239	—	792	(86)	513	—
Transition obligation recognized	6	—	—	—	12	—	—	—

Net periodic benefit cost	$1,858	$706	$1,985	$803	$3,716	$1,412	$4,071	$1,606

In May 2004, the FASB issued FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act was enacted December 8, 2003. FSP 106-2 supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides authoritative guidance on accounting for the federal subsidy specified in the Medicare Act. The Medicare Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. While we have determined that our plan will qualify for the federal subsidy payments beginning in 2006, we have not yet adjusted the accumulated benefit obligation and the net periodic postretirement benefit cost for any amount associated with the subsidy. We expect to reflect the subsidy in the accumulated benefit obligation and the net periodic postretirement benefit cost in the third quarter of 2005 following the finalization of the actuarial calculations.

(10) Commitments and Contingencies

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims.

(11) Insurance Recovery

In December 2004, our Italian plant experienced a minor fire. As a result, we incurred losses from property damage and business interruption in the first quarter of 2005. Costs of goods sold in the first quarter was charged for incremental costs of $1,100 and unfavorable manufacturing expense variances associated with the loss of production. In March 2005, we recorded an insurance recovery receivable of $3,400 that was recorded as a reduction of cost of goods sold.

(12) Government Grant

We received a contract with the Department of Defense in the second quarter of 2005 related to the development of thin film silicon on insulator wafers utilizing silicon layer transfer technology (SOI). The total contract value was $12,069 representing the proposed development costs expected to be incurred by the company during the nine month period from April 1 through December 31, 2005. The contract provides for the government to reimburse the company $3,514 of the total costs to be incurred of $12,069. The company recognized the grant of $3,514 as an offset of actual SOI costs incurred within research and development expenses during the three months ended June 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

The company showed strong improvement in operating results in the first six months of 2005 compared to the first six months of 2004, despite what the company believes to be the bottoming quarter for the 9-month semiconductor industry production slowdown. The company is beginning to see customers ordering more in line with their end sales, although we continue to experience pricing pressure from the lingering effects of the industry slowdown/inventory correction period.

Net Sales.

Our net sates increased by 7.8% to $275.4 million in the second quarter of 2005 from $255.5 million in the second quarter of 2004. For the six months ended June 30, 2005, net sales increased 10.1% to $533.2 million from $484.3 million. In both periods, the sales increase was primarily due to higher sales volumes in polysilicon products and wafer products. Year to year overall average wafer selling prices decreased 1.3% for the quarter and increased 1.0% for the six months.

Gross Margin.

In the 2005 second quarter, our gross margin was $100.4 million compared to $87.2 million in the 2004 second quarter. As a percentage of net sales, gross margin improved to 36.5% in the 2005 second quarter from 34.1% in the second quarter of 2004.

For the six months ended June 30, 2005, our gross margin was $193.7 million compared to $160.5 million for the six months ended June 30, 2004. As a percentage of net sales, gross margin improved to 36.3% in 2005 from 33.1% in 2004.

The improved gross margin was primarily a result of the higher product volumes, especially 300 millimeter products, productivity improvements which lowered unit costs and increased sales and pricing on polysilicon products.

Marketing and Administration.

Marketing and administration expenses increased by $0.5 million to $18.3 million for the three months ended June 30, 2005 compared to $17.8 million for the three months ended June 30, 2004. As a percentage of net sales, marketing and administration expenses decreased to 6.7% in the 2005 second quarter from 7.0% in the 2004 period.

For the six months ended June 30, 2005, marketing and administration expenses increased $1.5 million to $36.5 million from $35.0 million for the six months ended June 30, 2004. As a percentage of net sales, marketing and administration decreased to 6.8% in the 2005 period from 7.2% for the 2004 period.

The increases were primarily a result of the increased freight on customer shipments related to the increase in large diameter product sales, higher tax-related professional fees and the increased cost of providing sample wafers to customers.

Research and Development.

Our research and development (R&D) expenses increased in the three months ended June 30, 2005 to $11.0 million compared to $9.3 million in the year ago period. As a percentage of net sales, R&D expenses increased to 4.0% for the 2005 second quarter from 3.6% in the 2004 second quarter.

For the six months ended June 30, 2005, research and development expenses increased to $22.4 million from $18.2 million for the six months ended June 30, 2004. As a percentage of net sales, R&D expenses increased to 4.2% for the 2005 period from 3.8% for the 2004 period.

We received a contract with the Department of Defense in the second quarter of 2005 related to the development of thin film silicon on insulator wafers utilizing silicon layer transfer technology (SOI). The total contract value was $12.1 million representing the proposed development costs expected to be incurred by the company during the nine month period from April 1 through December 31, 2005. The contract provides for the government to reimburse the company $3.5 million of the total costs to be incurred of $12.1 million. The company recognized the grant of $3.5 million as an offset of actual SOI costs incurred during the three months ended June 30, 2005. Other increased expenses were due to the efforts to increase our capability in the areas of flatness, particles and crystal defectivity.

Operating Income.

Operating income increased to $71.1 million, or 25.8% of sales, in the second quarter of 2005 compared to $60.0 million, or 23.5% of sales, in the 2004 second quarter.

For the six months ended June 30, 2005, operating income increased to $134.8 million, or 25.3% of sales, from $107.3 million, or 22.2% of sales, for the six months ended June 30, 2004.

The improved operating results were primarily a result of the increases in sales and gross margin discussed above.

Nonoperating (Income) Expense.

Interest Expense.

In the three months ended June 30, 2005, interest expense decreased to $1.9 million, compared to $3.6 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, interest expense decreased to $3.8 million from $6.9 million for the six months ended June 30, 2004. The decrease in interest expense was primarily the result of the redemption in December 2004 of the senior subordinated secured notes as well as the reduction of our South Korean debt throughout 2004.

Interest Income.

In the three months ended June 30, 2005, interest income decreased to $1.0 million, compared to $1.5 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, interest income decreased to $1.7 million from $3.0 million for the six months ended June 30, 2004. The decrease in interest income was primarily the result of the liquidations of short-term investments in South Korea to fund the reduction of our South Korean debt throughout 2004.

Currency (Gains) Losses.

Currency losses in the three months ended June 30, 2005 were $0.8 million, compared to $7.5 million in the comparable 2004 period. For the six months ended June 30, 2005, currency losses were $1.6 million, compared to $1.1 million for the year ago period.

On July 1, 2004, we designated a Yen-based intercompany loan as a long-term investment with settlement not planned or anticipated in the foreseeable future. Since we no longer expect settlement of this intercompany loan, foreign currency gains and losses from this loan are no longer being recorded in the Consolidated Statement of Operations. The $7.5 million currency loss in the three months ended June 30, 2004 was substantially a result of the revaluation of this Yen-based intercompany loan. The company had recorded a substantial gain in the three months ended March 31, 2004 resulting in the overall $1.1 million currency loss for the six months ended June 30, 2004.

Other, Net.

In the three months ended June 30, 2005, our other nonoperating income decreased to $0.3 million compared to $0.5 million in the three months ended June 30, 2004. For the six months ended June 30, 2005, other nonoperating income decreased to $0.9 million from $2.4 million for the year ago period. This decrease was primarily a result of the recording of a $1.5 million gain in the first quarter of 2004 from a business interruption insurance recovery relating to a minor fire at Taisil in December 2003.

Income Taxes.

For the three months ended June 30, 2005, we recorded income tax expense of $8.7 million, compared to an income tax benefit of $12.6 million for the three months ended June 30, 2004. For the six months ended June 30, 2005, we recognized an income tax benefit of $7.8 million, compared to income tax expense of $0.9 million for the year ago period.

During the three months ended June 30, 2004, the company reversed $25.3 million in valuation allowances against deferred tax assets based on our belief that it was more likely than not that certain deferred tax assets would be realized based on management’s estimate of future earnings.

During the three months ended June 30, 2005, the company lowered its estimated effective tax rate for 2005 to 13.6% from 14.9%. This rate represents our estimated effective tax rate for 2005, excluding any discrete tax items and future reversals of valuation allowances based on changes in judgement of projected future pre-tax and taxable income in the U.S. The decrease in the estimated effective tax rate for 2005 primarily reflects the usage and valuation of foreign tax credits. If financial results continue to improve consistent with our new long-term, steady-state business model, we may need to adjust our valuation allowances during the remaining six months of 2005 to recognize those deferred tax assets that are more likely than not to be realized.

During the three months ended March 31, 2005, we reversed a tax liability originally recorded in the fourth quarter of 2004 for the potential non-deductibility of the $67.7 million payment to the investor group led by Texas Pacific Group for the redemption of the senior subordinated secured notes. The Company obtained opinions regarding the tax deductibility of the redemption payment.

Outlook.

We currently expect net sales in the 2005 third quarter to increase by 3% to 5% compared to the 2005 second quarter. In addition, we expect that our gross and operating margins will continue to improve.

Liquidity and Capital Resources.

In the six months ended June 30, 2005, we generated $119.2 million of cash from operating activities, compared to $129.9 million in the six months ended June 30, 2004. This decrease despite improved operating results was a result of the increase in working capital discussed below.

Accounts receivable of $132.1 million at June 30, 2005 decreased $8.6 million from $140.7 million at December 31, 2004. Days’ sales outstanding improved to 44 days at June 30, 2005 compared to 48 days at December 31, 2004 based upon annualized sales for the respective immediately preceding quarter. This decrease in days sales outstanding was primarily attributable to the mix of customers and the more favorable payment terms received from solar industry customers.

Our inventories increased $7.3 million to $134.9 million at June 30, 2005 from $127.6 million at December 31, 2004. Finished goods inventories increased primarily as a result of lower than forecasted shipments in the first half of 2005. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, remained constant at five for the three month periods ended June 30, 2005 and December 31, 2004. At June 30, 2005, we had approximately $21.9 million of inventory held on consignment, compared to $22.2 million at December 31, 2004. Related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $4.0 million at June 30, 2005 compared to $5.0 million at December 31, 2004.

Our net deferred tax assets totaled $134.6 million as of June 30, 2005 versus $127.6 million at December 31, 2004 (of which $7.5 million and $7.8 million was included in prepaid and other current assets at June 30, 2005 and December 31, 2004, respectively). We provide for income taxes on a quarterly basis based on an estimated annual effective income tax rate. We believe it is more likely than not that, with our projections of future taxable income and after consideration of the valuation allowance, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at June 30, 2005. As of June 30, 2005, we have valuation allowances of approximately $113.1 million reducing our net deferred tax assets. Approximately 25% of the remaining valuation allowances may not be available for future reversal as an income tax benefit on the consolidated statement of operations.

Our accounts payable decreased $19.5 million to $104.6 million at June 30, 2005, compared to $124.1 million at the end of 2004. The decrease was partially a result of the decrease in capital expenditure-related payables following the end of the 300 millimeter expansion in Japan and the purchase of SOI related equipment domestically.

Accrued liabilities decreased $13.8 million to $23.9 million at June 30, 2005, compared to $37.7 million at the end of 2004. The decrease was a result of a variety of items including the payment of U.S. property taxes, the payment of insurance premiums and the adjustment of certain benefits liabilities.

Other noncurrent liabilities decreased $27.1 million to $45.3 million at June 30, 2005, compared to $72.4 million at the end of 2004. In March 2005, we reversed a tax liability of $26.6 million originally recorded in the fourth quarter of 2004 for the potential non-deductibility of the $67.7 million payment to an investor group led by Texas Pacific Group for the redemption of the senior subordinated secured notes. The Company obtained opinions regarding the tax deductibility of the redemption payment.

Our cash used in investing activities was $105.6 million for the six months ended June 30, 2005 compared to $129.7 million for the six months ended June 30, 2004. The 2004 period included the acquisition of the remaining interest in Taisil in the 2004 first quarter for $57.2 million, net of cash acquired. Capital expenditures increased $33.1 million to $105.6 million for the six months ended June 30, 2005 primarily related to increasing our capacity and capability for our next generation products, including 300 millimeter and silicon-on-insulator (SOI), by making incremental changes to our existing manufacturing facilities and manufacturing lines. The existing facilities may be modified to permit the manufacture of greater quantities of current products. Alternatively, with incremental improvements, the existing facilities may be modified to become capable of manufacturing next generation products. While 2005 capital expenditures are more heavily weighted toward the first half of the year with the 300 millimeter expansion in Taiwan and the purchase of SOI-related equipment, we still expect our 2005 capital expenditures will be approximately 15% of sales for the full year.

Cash used in financing activities was $9.0 million in the six months ended June 30, 2005 versus cash provided from financing activities of $26.0 million in the six months ended June 30, 2004. The change in cash from financing activities was primarily related to borrowing of $60.0 million on our Citibank/UBS credit facility to fund the acquisition of the remaining interest in Taisil in the 2004 first quarter and the payments on short-term borrowings and long-term debt of $4.6 million in 2005 compared to $31.7 million in 2004.

Our unsecured short-term borrowings were approximately $1.6 million at June 30, 2005, under approximately $71.7 million of short-term loan agreements. Long-term borrowings outstanding were $128.4 million at June 30, 2005, under $253.4 million of committed long-term loan agreements. Of the $253.4 million committed long-term loan agreements at June 30, 2005, $4.3 million was unavailable as it related to the issuance of third party letters of credit. Our weighted average cost of borrowing was 3.4% at June 30, 2005 and 2.9% at December 31, 2004. Our total debt to capital ratio at June 30, 2005 was 18%, compared to 22% at December 31, 2004.

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures and working capital requirements.

Recent Developments.

On July 21, 2005, the company entered into a Revolving Credit Agreement with National City Bank of the Midwest (“National City Bank”), US Bank National Association, and such other lending institutions as may from time to time become lenders (the “National City Agreement”). The National City Agreement provides for a $200 million secured revolving credit facility and replaces the $150 million revolving credit facility from Citibank/UBS (the “Citibank Facility”) and the $35 million revolving credit facility from TPG and certain of its affiliates (the “TPG Facility”).

The National City Agreement has a term of five years. Interest on borrowings under the National City Agreement will be payable based on the company’s election at LIBOR plus an applicable margin (currently 1.0%) or at a defined prime rate plus an applicable margin (currently 0.00%). The National City Agreement also provides for the company to pay various fees, including a commitment fee, on the unused portion of the lenders’ commitments (such fee is currently set at 0.25% per annum). The National City Agreement contains covenants typical for credit arrangements of comparable size, such as minimum earnings before interest, taxes, depreciation and amortization and an interest coverage ratio.

On July 21, 2005 we borrowed an aggregate of $60 million under the National City Agreement and used those funds to repay all outstanding amounts under the Citibank Facility; interest on this $60 million loan is due quarterly beginning October 1, 2005. The proceeds of subsequent borrowings under the National City Agreement will be used for working capital needs and to finance capital expenditures.

The obligations of the company under the National City Agreement are guaranteed by certain subsidiaries of the company. The obligations of the company and the guaranty obligations of the subsidiaries are secured by a pledge of the capital stock of certain domestic and foreign subsidiaries of the company. The other assets of the company are not pledged as security for the National City Agreement as they were under the Citibank Facility and the TPG Facility.

In connection with the execution of the National City Agreement, we terminated the Citibank Facility upon the repayment by the company of all amounts then outstanding. In addition, the company terminated the TPG Facility and the reimbursement agreement among the company and certain TPG entities. Those TPG entities had guaranteed the company’s obligations under the Citibank Facility and the TPG Facility and in return, the Company had entered into a reimbursement agreement with those guarantors under which the company agreed to reimburse them for any payment made under the guaranties.

On July 21, 2005, all of the liens and security interests of Citibank, UBS and the other lenders under the Citibank Facility and the TPG entities under the TPG Facility on and in our assets were released, as were the subsidiaries’ guarantees of MEMC’s repayment obligations.

The extinguishment of the Citibank Facilities and the TPG Facility will result in the write-off of approximately $1.9 million of deferred financing fees. This loss will be recorded in nonoperating expenses for the three months ended September 30, 2005.

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

Recently Issued Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by MEMC in the first quarter of 2006. MEMC is currently evaluating the effect that the adoption of SFAS 154 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective for fiscal years ending after December 15, 2005 for MEMC. MEMC is currently evaluating the effect that the adoption of FIN 47 will have on its consolidated results of operations and financial condition but does not expect it to have a material impact.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the SEC’s interpretation of SFAS 123R and the valuation of share-based payments for public companies. MEMC is evaluating the requirements of SFAS 123R and SAB 107 and we expect that the adoption of SFAS 123R will have an estimated negative $0.03 to $0.04 impact on diluted earnings per share for the year ended December 31, 2006.

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

In December 2004, FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), which provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. We expect to make our repatriation determination during the third quarter of 2005. Accordingly, as provided for in FSP 109-2, we have not adjusted our tax expense or deferred tax liability to reflect the repatriation provisions of the Jobs Act.

In May 2004, the FASB issued FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act was enacted December 8, 2003. FSP 106-2 supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides authoritative guidance on accounting for the federal subsidy specified in the Medicare Act. The Medicare Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. While we have determined that our plan will qualify for the federal subsidy payments beginning in 2006, we have not yet adjusted the accumulated benefit obligation and the net periodic postretirement benefit cost for any amount associated with the subsidy. We expect to reflect the subsidy in the accumulated benefit obligation and the net periodic postretirement benefit cost in the third quarter of 2005 following the finalization of the actuarial calculations.

The adoption of the following recent accounting pronouncements did not have a material impact on our results of operations and financial condition:

•	SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” and

•	SFAS No. 153, “Exchanges of Nonmonetary Assets—An Amendment of APB Opinion No. 29.”

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our expectation that our effective income tax rate in 2005 will be approximately 13.6%, excluding the discrete tax adjustments recognized in the 2005 first quarter and any future reversals of valuation allowances based on changes in judgment of projected future pre-tax and taxable income in the U.S.; our expectation that we may need to adjust our valuation allowances during the remaining six months of 2005 if financial results continue to improve; our expectation that our net sales in the 2005 third quarter will increase in the 3% to 5% range compared to the 2005 second quarter; our expectation that gross and operating margins will continue to improve compared to the 2005 second quarter; our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing as of June 30, 2005; our expectation that capital expenditures will be approximately 15% of sales for 2005; our belief that we have the financial resources needed to meet business requirements for the next twelve months including capital expenditure and working capital requirements; our expectation that the adoption of SFAS 123R will have an estimated negative impact on diluted earnings per share of $0.03 to $0.04 for the year ending December 31, 2006; and our belief that the implementation of SFAS 154 and FIN 47 will not have a material effect on our financial condition or results of operations. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for wafers and semiconductors; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment; general economic conditions; the accuracy of our assumptions regarding future book and taxable income; actions by our competitors, customers and suppliers; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in interest and currency exchange rates; changes in the composition of worldwide taxable income; our ability to obtain commitments from lenders and close the new line of credit on the terms set forth in the engagement letter; the accuracy of our assumptions regarding the impact of the adoption of SFAS 123R on our consolidated results of operations and earnings per share; and other risks described in MEMC’s filing with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2004.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2005, the company implemented the following actions to improve internal controls over financial reporting:

•	The company’s Taiwan manufacturing facility completed conversion to the company’s standard accounting and financial reporting computer system. All company facilities now utilize the same enterprise-wide computer system for accounting and financial reporting.

Except as discussed above, there have been no changes in our internal control over financial reporting that occurred during the second quarter of 2005 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Stockholders held on April 27, 2005 and received the votes set forth below:

1. Mr. Nabeel Gareeb was the only person nominated and elected to serve as a director for the term expiring in 2008 and received the number of votes set forth below:

For	Withheld
153,941,273	46,338,204

2. A proposal for the ratification of the selection of KPMG LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2005 was approved, receiving 198,655,968 votes FOR, 1,392,926 votes AGAINST and 230,583 votes withheld and 0 broker non-votes.

Item 6. Exhibits.

Exhibit Number	Description
2-a	Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

2-b	Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3-(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3-(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10-eee(1)	Revolving Credit Agreement

10-eee(2)	Pledge Agreement

10-eee(3)	Subsidiary Guaranty

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

August 9, 2005	/s/ Thomas E. Linnen
	Name:	Thomas E. Linnen
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
10-eee(1)	Revolving Credit Agreement

10-eee(2)	Pledge Agreement

10-eee(3)	Subsidiary Guaranty

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.