Form 10-Q/A
period 2005-03-31
MEMC ELECTRONIC MATERIALS INC
filed 2006-08-10
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at April 29, 2005 was 209,122,223.

This Form 10-Q/A is being filed for the purpose of amending and restating Item 1 Financial Statements of Part I, containing our unaudited consolidated financial statements and related notes as of and for the three month period ended March 31, 2005. See Note 2 to the unaudited consolidated financial statements for further discussion of the restatement and related disclosures. We also have amended Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I to give effect to the restatement. In addition, we have amended Item 4 Controls and Procedures of Part I and Item 6 Exhibits of Part II to reflect the filing of current certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and current certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original filing, except as required to reflect the effects of the restatement. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments at the company subsequent to the original filing.

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollars in thousands, except share data)

	Three Months Ended March 31,
	2005	2004
	(As restated, see Note 2)
Net sales	$250,939	$228,760
Cost of goods sold	169,664	155,417

Gross margin	81,275	73,343
Operating expenses:
Marketing and administration	18,076	17,188
Research and development	9,114	8,913

Operating income	54,085	47,242

Nonoperating (income) expense:
Interest expense	1,911	3,319
Interest income	(711)	(1,549)
Currency gains	(77)	(6,364)
Other, net	(320)	(1,898)

Total nonoperating (income) expense	803	(6,492)

Income before income taxes, equity in loss of joint venture and minority interests	53,282	53,734
Income tax (benefit) provision	(3,838)	13,434

Income before equity in loss of joint venture and minority interests	57,120	40,300
Equity in loss of joint venture	—	(1,717)
Minority interests	(82)	(2,677)

Net income	$57,038	$35,906

Basic income per share	$0.27	$0.17
Diluted income per share	$0.25	$0.16

Weighted average shares used in computing basic income per share	208,826,451	207,192,291
Weighted average shares used in computing diluted income per share	223,934,369	222,131,836

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2005	December 31, 2004
	(Unaudited) (As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$71,684	$49,519
Short term investments	44,635	42,795
Accounts receivable, less allowance for doubtful accounts of $1,555 and $1,633 in 2005 and 2004, respectively	139,699	158,975
Inventories	132,614	127,564
Prepaid and other current assets	27,606	29,724

Total current assets	416,238	408,577
Property, plant and equipment, net of accumulated depreciation of $204,160 and $198,595 in 2005 and 2004, respectively	468,736	444,670
Deferred tax assets, net	117,688	119,835
Other assets	54,527	55,107

Total assets	$1,057,189	$1,028,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$35,348	$42,646
Accounts payable	134,152	124,083
Accrued liabilities	40,490	57,425
Accrued wages and salaries	28,364	19,117
Deferred revenue	4,863	—
Income taxes payable	22,485	10,282

Total current liabilities	265,702	253,553
Long-term debt, less current portion	113,344	116,082
Pension and post-employment liabilities	94,901	96,745
Other liabilities	35,069	72,432

Total liabilities	509,016	538,812

Minority interests	48,444	46,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued and outstanding at 2005 and 2004	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 209,829,078 and 209,108,105 issued at 2005 and 2004, respectively	2,098	2,091
Additional paid-in capital	158,448	154,736
Retained earnings	365,389	308,351
Accumulated other comprehensive loss	(21,850)	(17,389)
Deferred compensation	(728)	(1,263)
Treasury stock, 714,205 shares in 2005 and 2004	(3,628)	(3,628)

Total stockholders’ equity	499,729	442,898

Total liabilities and stockholders’ equity	$1,057,189	$1,028,189

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2005	2004
	(As restated, see Note 2)	(As restated, see Note 2)
Cash flows from operating activities:
Net income	$57,038	$35,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,040	9,921
Interest accretion	—	1,081
Minority interests	82	2,677
Equity in income (loss) of joint venture	—	1,717
Stock compensation	386	718
Working capital and other	1,752	(20,940)

Net cash provided by operating activities	71,298	31,080

Cash flows from investing activities:
Proceeds from sale of time deposits	—	1,696
Purchases of time deposits	(977)	(1,696)
Capital expenditures	(45,404)	(38,392)
Purchase of business, net of cash acquired	—	(57,226)
Proceeds from sale of property, plant and equipment	2	—

Net cash used in investing activities	(46,379)	(95,618)

Cash flows from financing activities:
Net short-term borrowings	(7,201)	(1,221)
Proceeds from issuance of long-term debt	—	60,014
Principal payments on long-term debt	(883)	(962)
Proceeds from issuance of common stock	3,867	1,856

Net cash (used in) provided by financing activities	(4,217)	59,687

Effect of exchange rate changes on cash and cash equivalents	1,463	(335)

Net increase (decrease) in cash and cash equivalents	22,165	(5,186)
Cash and cash equivalents at beginning of period	49,519	54,894

Cash and cash equivalents at end of period	$71,684	$49,708

Supplemental schedule of non-cash investing and financing activities:
Accounts payable incurred (relieved) for acquisition of fixed assets	$8,647	$(12,303)

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

(2) Restatement of Consolidated Financial Statements and Prior Period Adjustments

On October 26, 2005, the Audit Committee of the Board of Directors determined that the first two quarters of 2005 should be restated. Accordingly, all notes to the consolidated financial statements except notes 1, 5 and 12 have been restated, and notes 2 and 3 have been added. The company has identified several errors and, as a result of correcting these errors, the company’s consolidated net income decreased by $20,120 for the three months ended March 31, 2005. The adjustments are grouped into the following categories (dollars in thousands):

A. Tax Adjustments	$(10,462)
B. Sales Bill and Hold	(710)
C. Sales with Current and Longer Term Deliveries	(3,729)
D. Supplemental Executive Pension Plan	1,327
E. Property, Plant and Equipment	(1,245)
F. Insurance Recovery	(1,386)
G. Intercompany Profit Elimination	(4,183)
H. Government Grant	(300)
I. Retiree Welfare Benefit Plan	(687)
L. Other Accounting Corrections	3,434
M. Tax Impact Related to Adjusting Entries	(2,179)

Total	$(20,120)

A. Tax Adjustments. Corrections to the income tax provision included a change in the effective rate of $4,040 and changes in discrete items of $6,422, as discussed below, for a total of $10,462.

•	A tax benefit of $29,618 due to a change in estimate of allowable depreciation deductions and the election to credit foreign taxes instead of deducting foreign taxes. Previously, a tax benefit of $6,165 was included in the company’s annual effective rate. In 2005, third-party valuations were received that supported revised estimates of the fair value of certain assets which in turn supported additional depreciation deductions.

•	Tax expense of $20,105 related to the deductibility of certain interest payments. As originally reported in the Form 10-Q for the first quarter of 2005, the company previously recognized a benefit of $26,583 in its provision related to a deduction for which it had previously established a reserve in the fourth quarter of 2004. The reserve was established for the potential non-deductibility of a $67,700 payment to an investor group led by Texas Pacific Group in connection with the redemption of the company’s senior subordinated secured notes. In the first quarter of 2005, the company obtained opinions from outside tax advisors indicating that the redemption payment should be deductible and in the 2005 first quarter report on Form 10-Q reversed the tax reserve that had been established. Upon further review and analysis, the company has now determined that $20,105 of the total amount should not have been reversed in the first quarter, thereby reducing the benefit reported for the quarter.

•	Tax expense of $6,024 related to tax benefits for deductions for stock options that should have been recorded to equity in prior years.

•	Tax expense of $8,079 ($7,418 for prior periods and $661 for the first quarter of 2005) related to the U.S. generally accepted accounting principles (US GAAP) treatment of fixed asset basis under the Korea Asset Revaluation Law. In 2000, the company took advantage of the Korea Revaluation Law allowing it to increase the tax basis in fixed assets in exchange for a one-time payment. Since 2000, the company has reflected a permanent deduction for the increased depreciation for tax purposes. Upon further review, the company determined a deferred tax asset should have been recorded related to the increase in tax basis.

•	Other tax expense of $1,832 ($937 for prior period adjustments related to amended tax return filings and reassessment of tax basis limited by the change in control provisions under IRC Sec. 382 and $895 for other items.)

B. Sales Bill and Hold. Corrections to net sales and cost of goods sold included deliveries that did not meet the revenue recognition criteria for bill and hold transactions. The corrections for these transactions to net sales, cost of goods sold and gross margin are decreases of $3,204, $2,494 and $710, respectively, for the three months ended March 31, 2005.

C. Sales with Current and Longer Term Deliveries. Corrections related to the revenue recognized on deliveries were made for sales agreements entered into for current and longer term deliveries of polysilicon at multiple prices based on the delivery date and where prices at the contract date were not fixed and determinable. For both types of arrangements, the revenue for the deliveries in the current quarter was originally recognized at the stated price per the agreement. Revenue recognized on deliveries associated with multiple prices should have been recorded at fair value, which has been determined to be the average price per unit for the total arrangement. For agreements where contract prices were not fixed and determinable at the time of delivery, the revenue for the deliveries should have been deferred until terms of the contract were finalized. Cash received in excess of fair value or prior to contract finalization of $4,863 has been deferred. The correction for these transactions to net sales, cost of goods sold and gross margin are decreases of $4,863, $1,134 and $3,729, respectively, for the three months ended March 31, 2005.

D. Supplemental Executive Pension Plan. Amounts previously recorded as cost of goods sold and marketing and administration expenses in connection with the company’s supplemental executive pension plan have been corrected for a data error in the estimated liability calculation. This adjustment decreased cost of goods sold and marketing and administration expenses by $939 and $388, respectively, for the three months ended March 31, 2005.

E. Property, Plant and Equipment. A correction was made to depreciation expense related to certain assets for which a salvage value had been estimated, but not properly supported. For the three months ended March 31, 2005, this adjustment resulted in a increase to cost of goods sold and a decrease to gross margin of $1,228 and an increase to marketing and administrative expenses of $17. The offset of this correction was an increase to accumulated depreciation of $1,238 and an increase to other comprehensive income of $7.

F. Insurance Recovery. In December 2004, the company’s Novara, Italy plant experienced a minor fire. As a result, the company incurred losses from business interruption in the first quarter of 2005. In March 2005, the company recorded an insurance recovery receivable related to business interruption of $1,386 that was recorded as a reduction of cost of goods sold. The company should not have recorded this receivable until the claim had been settled and therefore has increased cost of goods sold $1,386 with the offset to prepaid and other current assets as of March 31, 2005.

G. Intercompany Profit Elimination. A correction was made of amounts improperly included in inventory related to intercompany profit on raw materials and goods in process. This correction resulted in an increase to cost of goods sold of $4,183, with a corresponding reduction to inventory, for the three months ended March 31, 2005.

H. Government Grant. In anticipation of a Department of Defense contract the company received in the second quarter of 2005 related to the development of thin film silicon on insulator (SOI) wafers utilizing silicon layer transfer technology, the company recognized a grant receivable of $300 as an offset to research and development expenses during the three months ended March 31, 2005. The subsequent contract provides for the government to reimburse the company $3,514 of the total costs to be incurred of $12,069. The total contract value of $12,069 represents the proposed development costs expected to be incurred by the company during the nine month period from April 1 through December 31, 2005. The company has now determined that the grant should be recorded on a proportionate cost basis. This correction increased research and development expenses $300 with the offset to prepaid and other current assets as of March 31, 2005.

I. Retiree Welfare Benefit Plan. MEMC changed its administration and actuarial valuation of its retiree benefit plans in 2005 relating to the basis of calculation of defined dollar limits. Based on further review, it was determined that the accounting was not appropriate and MEMC adjusted its accounting in 2005 to reflect a revised FAS 106 net periodic cost. This correction resulted in an increase to cost of goods sold and marketing and administrative expenses of $488 and $199, respectively, for the three months ended March 31, 2005.

J. Research and Development – Cost of Goods Sold Reclassification. MEMC had reclassified research and development (R&D) costs for the purpose of identifying R&D costs within manufacturing. MEMC determined that the difficulty of precisely measuring the impact of these actual costs warranted a change of the classification. The correction for this reversal was a decrease to R&D expense and an increase to cost of goods sold of $2,583 for the three months ended March 31, 2005.

K. Factoring of Accounts Receivable. As discussed further in Note 9, in December 2004, the company entered into an agreement to factor accounts receivable for which the agreement did not meet all of the criteria under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to qualify as a sale of receivables. As such, the proceeds received from these factored receivables are now considered debt. Both accounts receivable and short term borrowings were increased by $11,216 at March 31, 2005.

L. Other Accounting Corrections. As part of the restatement, other corrections were made, none of which was individually significant. The impact of these adjustments was to increase sales $1,153, marketing and administrative expenses $99, other expense $328, inventory $208, accounts payable $745, accrued liabilities $462 and accumulated other comprehensive loss $136 and to decrease cost of goods sold $221, currency loss $808, minority interest $1,679, prepaid and other current assets $195 and property, plant and equipment $381. At March 31, 2005, the company reclassified $19,682 from pension and post-employment liabilities to accrued liabilities for estimated contributions to be paid within twelve months of the balance sheet date.

M. Tax Impact Related to Adjusting Entries. As a result of the corrections above, the company recorded a reduction in the income tax benefit of $2,179 in the three months ended March 31, 2005.

The company determined that the consolidated statements of cash flows for the three months ended March 31, 2005 and 2004 should be restated to properly reflect transactions that were incorrectly classified as operating cash flows by the company. These transactions included the following:

•	The company incorrectly recorded non-cash activities related to the financing and payment of fixed asset purchases in operating and investing activities of $8,647 and $12,303 in the three months ended March 31, 2005 and 2004, respectively.

•	For the three months ended March 31, 2004, the company incorrectly excluded proceeds from the sale of time deposits with original maturities exceeding three months of $1,696 from investing activities. For the three months ended March 31, 2005 and 2004, the company incorrectly excluded purchases of time deposits with original maturities exceeding three months of $977 and $1,696, respectively, from investing activities.

•	The company incorrectly classified trading securities as cash and cash equivalents and as a result, the change in short-term investments of $49 and $28,737 was not properly recorded in operating activities for the three months ended March 31, 2005 and 2004, respectively. This reclassification reduced the effect of exchange rate changes on cash and cash equivalents by $816 and $2,269 for the three months ended March 31, 2005 and 2004, respectively.

The following table sets forth the consolidated statement of operations for the company, showing previously reported and restated amounts, for the three months ended March 31, 2005 (unaudited, in thousands, except per share data):

	As previously reported	As restated
Net sales	$257,854	$250,939
Cost of goods sold	164,577	169,664

Gross margin	93,277	81,275
Operating expenses:
Marketing and administration	18,153	18,076
Research and development	11,397	9,114

Operating income	63,727	54,085
Nonoperating (income) expense:
Interest expense	1,911	1,911
Interest income	(711)	(711)
Currency losses (gains)	731	(77)
Other, net	(647)	(320)

Total nonoperating expense	1,284	803

Income before income taxes, equity in loss of joint venture and minority interests	62,443	53,282
Income tax (benefit) provision	(16,479)	(3,838)

Income before equity in loss of joint venture and minority interests	78,922	57,120
Equity in loss of joint venture	—	—
Minority interests	(1,764)	(82)

Net income	$77,158	$57,038

Basic income per share	$0.37	$0.27

Diluted income per share	$0.34	$0.25

Weighted average shares used in computing basic income per share	208,826,451	208,826,451

Weighted average shares used in computing diluted income per share	223,934,369	223,934,369

The following table sets forth the consolidated balance sheet for the company, showing previously reported and restated amounts, as of March 31, 2005 (unaudited, in thousands):

	As previously reported	As restated
ASSETS
Current assets:
Cash and cash equivalents	$116,319	$71,684
Short term investments	—	44,635
Accounts receivable, net	130,534	139,699
Inventories	135,266	132,614
Prepaid and other current assets	28,220	27,606

Total current assets	410,339	416,238
Property, plant and equipment, net	476,338	468,736
Deferred tax assets, net	126,766	117,688
Other assets	54,527	54,527

Total assets	$1,067,970	$1,057,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$23,056	$35,348
Accounts payable	133,380	134,152
Accrued liabilities	21,393	40,490
Accrued wages and salaries	24,080	28,364
Deferred revenue	—	4,863
Income taxes payable	21,855	22,485

Total current liabilities	223,764	265,702
Long-term debt, less current portion	113,345	113,344
Pension and post-employment liabilities	116,219	94,901
Other liabilities	46,693	35,069

Total liabilities	500,021	509,016

Minority interests	48,242	48,444
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—

Common stock	2,098	2,098
Additional paid-in capital	158,448	158,448
Retained earnings	385,509	365,389
Accumulated other comprehensive loss	(21,992)	(21,850)
Deferred compensation	(728)	(728)
Treasury stock	(3,628)	(3,628)

Total stockholders’ equity	519,707	499,729

Total liabilities and stockholders’ equity	$1,067,970	$1,057,189

The following table presents the impact of the restatement on condensed consolidated statements of cash flows for the company, showing previously reported and restated amounts, for the three months ended of March 31, 2005 and 2004 (unaudited, in thousands):

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	As previously reported	As restated	As previously reported	As restated
Cash flows from operating activities:
Net income	$77,158	$57,038	$35,906	$35,906
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,339	12,040	9,921	9,921
Interest accretion	221	—	1,081	1,081
Minority interests	1,764	82	2,677	2,677
Equity in income (loss) of joint venture	—	—	1,717	1,717
Stock compensation	386	386	718	718
Working capital and other	(19,523)	1,752	(4,506)	(20,940)

Net cash provided by operating activities	73,345	71,298	47,514	31,080

Cash flows from investing activities:
Proceeds from sale of time deposits	—	—	—	1,696
Purchases of time deposits	—	(977)	—	(1,696)
Capital expenditures	(54,432)	(45,404)	(26,089)	(38,392)
Proceeds from sale of property, plant and equipment	—	2	—	—
Purchase of business, net of cash acquired	—	—	(57,226)	(57,226)

Net cash used in investing activities	(54,432)	(46,379)	(83,315)	(95,618)

Cash flows from financing activities:
Net short-term borrowings	(171)	(7,201)	(1,221)	(1,221)
Proceeds from issuance of long-term debt	—	—	60,014	60,014
Principal payments on long-term debt	(883)	(883)	(962)	(962)
Proceeds from issuance of common stock	3,867	3,867	1,856	1,856

Net cash provided by (used in) financing activities	2,813	(4,217)	59,687	59,687

Effect of exchange rate changes on cash and cash equivalents	2,279	1,463	1,934	(335)

Net increase (decrease) in cash and cash equivalents	24,005	22,165	25,820	(5,186)
Cash and cash equivalents at beginning of period	92,314	49,519	96,859	54,894

Cash and cash equivalents at end of period	$116,319	$71,684	$122,679	$49,708

Supplemental schedule of non-cash investing and financing activities:
Accounts payable incurred (relieved) for acquisition of fixed assets	$—	$8,647	$—	$(12,303)

Certain amounts were recorded in 2005 which related to previous periods. The amount of such adjustments was not material to the company’s consolidated results of operations for 2004 and prior periods, nor is the inclusion of the net expense in the results of operations for the three months ended March 31, 2005 considered material. The effect of these adjustments on gross margin and net income for the three months ended March 31, 2005 is as follows:

Prior Period Adjustments – increase (decrease)	Impact on Gross Margin	Impact on Net Income
Dollars in thousands
Income Taxes, net	$2,358	$(3,251)
Revenue Recognition	(1,098)	(696)
Other	(3,561)	(2,225)

Total	$(2,301)	$(6,172)

Included in the Income Taxes, net impact on net income were prior period adjustments, including a benefit of $6,478 related to the portion of the interest on senior subordinated notes deductible for tax purposes for which a liability had been recorded, additional expense of $2,768 (tax expense of $7,418 offset by less depreciation expense and other adjustments) related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law, additional expense of $6,024 associated with non-qualified stock option deductions which had been recorded as a reduction to income tax expense in prior periods, and additional expense of $937 related to amended tax filings and reassessment of tax basis limitations.

The Revenue Recognition adjustment consisted of the deferral of shipments to one customer in 2004 for which the contract pricing was not fixed and determinable at the time of delivery and resulted in decreases of $1,098 and $696 to gross margin and net income, respectively, for the three month period.

Included in Other are primarily adjustments to cost of goods sold and inventory of approximately $2,400 for profit not previously eliminated from inventory for product shipped between operations and other adjustments that are not individually significant.

(3) Reclassifications

Certain December 31, 2004 balance sheet amounts have been reclassified to conform with the current period presentation including 1) $42,795 from cash and cash equivalents to short-term investments, 2) increase in accounts receivable and short-term borrowings of $18,247 and 3) $19,682 from pension and post-employment liabilities to accrued liabilities.

(4) Significant Accounting Policies

Revenue Recognition

We record revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment for non-consignment orders. In the case of consignment orders, we recognize revenue based upon customer usage, defined as when the customer pulls the product from consignment inventory. Our wafers are generally made to customer specifications and we conduct rigorous quality control and testing procedures to ensure that the finished wafers meet the customer’s specifications before the product is shipped. We consider international shipping term definitions in our determination of when title passes. We defer revenue for multiple element arrangements based on a fair value per unit for the total arrangement when we receive cash in excess of fair value. We also defer revenue when pricing is not fixed and determinable or other revenue recognition criteria is not met.

Stock-Based Compensation

We account for our stock-based compensation under Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”, and related interpretations. We record compensation expense related to restricted stock units over the vesting periods of the awards and reflect the unearned portion of deferred compensation as a separate component of stockholders’ equity.

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

	Three Months Ended March 31,
	2005	2004
	(As restated, see Note 2)
Net income, as reported	$57,038	$35,906
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	240	445

Deduct:
Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,122)	(2,567)

Pro forma net income	$55,156	$33,784

Income per share:
Basic-as reported	$0.27	$0.17
Diluted-as reported	$0.25	$0.16

Basic-pro forma	$0.26	$0.16
Diluted-pro forma	$0.25	$0.15

During 2005, MEMC discovered errors in its volatility calculations in 2004 due to incorrect market values used in the calculation. In addition, MEMC had improperly excluded certain prior periods in its volatility calculations in 2005. The correction for these revisions decreased the total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects, by approximately $303 and $2,517 for the three months ended March 31, 2005 and 2004, respectively.

(5) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly MEMC’s financial position and results of operations and cash flows for the periods presented. We have presented the consolidated financial statements in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2004, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(6) Earnings per share

For the three month periods ended March 31, 2005 and 2004, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended March 31, 2005		Three Months Ended March 31, 2004
	(As restated, see Note 2)
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$57,038	$57,038	$35,906	$35,906

EPS denominator:
Weighted average shares outstanding	208,806,451	208,806,451	207,192,291	207,192,291
Warrants	—	12,703,163	—	11,534,830
Stock options	—	2,377,593	—	3,404,715
Restricted stock units	20,000	47,162	—	—

Total shares	208,826,451	223,934,369	207,192,291	222,131,836

Earnings per share	$0.27	$0.25	$0.17	$0.16

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

(7) Inventories

Inventories consist of the following:

	March 31, 2005	December 31, 2004
	(As restated, see Note 2)
Raw materials and supplies	$19,076	$20,307
Goods in process	51,140	54,160
Finished goods	62,398	53,097

	$132,614	$127,564

(8) Comprehensive Income

Comprehensive income for the three months ended March 31, 2005 and 2004 was $52,577 and $33,147, respectively. MEMC’s only adjustment from net income to comprehensive income was foreign currency translation adjustments in each period presented.

(9) Debt

Short-term borrowings totaled approximately $13,875 (includes factored receivables, as discussed below) at March 31, 2005, under approximately $58,414 of short-term loan agreements. Of the $58,414 committed short-term loan agreements, $1,469 is unavailable as it relates to the issuance of third party letters of credit.

The company and certain of its foreign subsidiaries have entered into agreements with various financial institutions whereby we sell on a continuous basis eligible trade accounts receivable. Each of the agreements has clauses covering recourse and non-recourse. All of the receivables are sold on a recourse basis. These agreements have different terms, including options for renewal, none of which extend beyond one year. Such factoring is generally limited to $90,000 by our revolving credit agreement. The company accounts for its transfers of receivables as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) if the criteria for sale treatment in SFAS 140 are met.

At March 31, 2005 and December 31, 2004, we had factored $41,951 and $51,584 of receivables, respectively, of which $11,216 and $18,247 have been recorded as short-term borrowings as of March 31, 2005 and December 31, 2004, respectively, as the sale criteria under SFAS 140 were not met for certain factored transactions.

Long-term borrowings outstanding were $134,817 at March 31, 2005, under $314,166 of long-term committed loan facilities. Of the $314,166 committed long-term loan agreements, $4,317 is unavailable as it relates to the issuance of third party letters of credit.

(10) Income Taxes

For the three months ended March 31, 2005, the company recognized income tax benefit of $3,838 as compared to $13,434 expense for the three months ended March 31, 2004. The benefit for the quarter is reflective of a forecasted effective tax rate of 29% for 2005, coupled with significant discrete tax adjustments impacting the tax provision. These discrete adjustments included a tax benefit of $29,618 due to a change in estimate of allowable depreciation deductions, and the company’s election to credit foreign taxes. Prior period adjustments included a decrease in tax reserves related to the deductibility of TPG interest expense in the amount of $6,478, a tax expense of $6,024 related to tax deductions for stock options exercised in prior years, additional tax expense of $7,418 related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law, additional tax expense of $937 for other adjustments related to amended return filings and reassessment of tax basis limited by the change in control provisions under IRC Sec. 382. The forecasted rate of 29% is exclusive of any discrete tax adjustments and without regard to future reversals of valuation allowances based on changes in judgment of projected future taxable income in the U.S. The rate is lower than the statutory rate primarily due to benefits derived from the company’s election to claim foreign tax credits, and the benefit associated with capturing other domestic tax credits.

(11) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended March 31, 2005 (As restated, see Note 2)		Three Months Ended March 31, 2004
	Pension Plans	Health Care Plans	Pension Plans	Health Care Plans
Service cost	$936	$89	$982	$60
Interest cost	2,321	621	2,269	743
Expected return on plan assets	(1,881)	—	(1,440)	—
Amortization of service costs	3	—	1	—
Net actuarial loss/(gain)	413	(139)	274	—
Transition obligation recognized	5	—	—	—

Net periodic postretirement benefit cost	$1,797	$571	$2,086	$803

In May 2004, the FASB issued FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act was enacted December 8, 2003. FSP 106-2 supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides authoritative guidance on accounting for the federal subsidy specified in the Medicare Act. The Medicare Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. We have determined that our plan will qualify for a subsidy in 2006. As a result of the subsidy, net periodic postretirement benefit cost was reduced by $141 for the three months ended March 31, 2005 and the accumulated post-employment benefit obligation decreased by $3,487.

(12) Commitments and Contingencies

Indemnification

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims.

(13) Insurance Recovery

In December 2004, our Novara, Italy plant experienced a minor fire. In March 2005, we recorded an insurance recovery receivable of $2,014 that was recorded as a reduction of cost of goods sold.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As discussed in Note 2 to our consolidated financial statements included herein, we have restated our unaudited consolidated financial statements as of and for the three month period ended March 31, 2005. All amounts included in this discussion and analysis reflect the effects of the restatement.

Overview.

The company showed continued improvement in operating results in the 2005 first quarter compared to the 2004 first quarter. Sales and operating income were down, however, from the 2004 fourth quarter. Prevailing market conditions and the slower than expected customer ramps in March 2005 impacted sales in the first quarter of 2005. We have addressed two specific customer issues causing the temporary slowdown and implemented appropriate actions to increase volumes. Overall, despite the softness in our markets, we continued to maintain approximately flat margins sequentially, primarily through continued cost reductions.

Additionally, in February 2005 we completed a 65 million share stock offering on behalf of the investor group led by Texas Pacific Group. In association with this reduced ownership stake, TPG agreed during March 2005 to terminate its management advisory agreement and the associated $2 million annual fee. We also signed an engagement letter to establish a new line of credit for $150 million. This new line of credit will have more favorable terms and financial covenants than the company’s existing facilities.

On October 26, 2005, the Audit Committee of the Board of Directors determined that the first two quarters of 2005 should be restated. In addition, on August 7, 2006, the Audit Committee of the Board of Directors of the Company determined that the consolidated statements of cash flows for the first three quarters of 2004 and the year ended December 31, 2004 should be restated to properly reflect transactions that were incorrectly classified as operating cash flows. This report on Form 10-Q/A reflects the restatements, which are more fully discussed in Note 2 of Notes to Consolidated Financial Statements herein.

Certain amounts were recorded in the first quarter of 2005 which related to previous periods. The amount of such adjustments was not material to the our consolidated results of operations for 2004 and prior periods, nor is the inclusion of the net expense in the results of operations for the three months ended March 31, 2005 considered material. The effect of these adjustments on gross margin and net income for the three months ended March 31, 2005 is as follows:

Prior Period Adjustments – increase (decrease)	Impact on Gross Margin	Impact on Net Income
Dollars in millions
Income Taxes, net	$2.4	$(3.3)
Revenue Recognition	(1.1)	(0.7)
Other	(3.6)	(2.2)

Total	$(2.3)	$(6.2)

Included in the Income Taxes, net impact on net income were prior period adjustments, including a benefit of $6.5 million related to the portion of the interest on senior subordinated notes deductible for tax purposes for which a liability had been recorded, additional expense of $2.8 million (tax expense of $7.4 million offset by less depreciation expense and other adjustments)

related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law, additional expense of $6.0 million associated with non-qualified stock option deductions which had been recorded as a reduction to income tax expense in prior periods, and additional expense of $1.0 million related to amended tax filings and reassessment of tax basis limitations.

The Revenue Recognition adjustment consisted of the deferral of shipments to one customer in 2004 for which the contract pricing was not fixed and determinable at the time of delivery and resulted in decreases of $1.1 million and $0.7 million to gross margin and net income, respectively, for the three month period.

Included in Other are primarily adjustments to cost of goods sold and inventory of approximately $2.4 million for profit not previously eliminated from inventory for product shipped between operations and other adjustments that are not individually significant.

Net Sales.

Our net sales increased by 9.7% to $250.9 million in the first quarter of 2005 from $228.8 million in the first quarter of 2004. This increase was primarily due to a 4.5% increase in wafer product volumes, increased sales of polysilicon and a 3.4% increase in overall wafer average selling prices.

We had deferred revenue totaling $4.9 million related to polysilicon sales as of March 31, 2005 with a corresponding deferred cost of $1.1 million. This revenue related to multiple element arrangements for polysilicon sales for which we received cash in the first quarter of 2005. We will not recognize the deferred revenue until all elements of the arrangement are satisfied. See “Critical Accounting Estimates – Revenue Recognition,” below.

Gross Margin.

In the 2005 first quarter, our gross margin was $81.3 million compared to $73.3 million in the 2004 first quarter. As a percentage of net sales, gross margin improved to 32.4% in the 2005 first quarter from 32.1% in the first quarter of 2004. The $8.0 million gross margin improvement was primarily a result of the higher product volumes, continued cost savings and productivity improvements which lowered unit costs, increased sales and pricing on polysilicon, and a correction to the benefit obligation of a pension plan.

Gross margin of $3.8 million, associated with the deferred revenue discussed above, was deferred as of March 31, 2005.

Additionally, in 2005 we changed our technology transfer process that isolated research and development (R&D) costs within manufacturing and reclassified them to R&D. See “Research and Development,” below. The change resulted in an increase in cost of goods sold with a corresponding decrease in R&D expense. The 2004 first quarter comparable costs recorded were $1.3 million.

Marketing and Administration.

Marketing and administration expenses increased to $18.1 million for the three months ended March 31, 2005 compared to $17.2 million for the three months ended March 31, 2004. The increase was primarily a result of the increased freight on customer shipments related to the increase in large diameter product sales. As a percentage of net sales, marketing and administration expenses decreased to 7.2% in the 2005 first quarter from 7.5% in the 2004 period.

Research and Development.

Our R&D expenses increased in the three months ended March 31, 2005 to $9.1 million compared to $8.9 million in the year ago period. The increased expense was due to the development of next-generation products and efforts to increase our capability in the areas of flatness, particles and crystal defectivity. As a percentage of net sales, R&D expenses decreased to 3.6% for the 2005 first quarter from 3.9% in the 2004 first quarter. We changed our technology transfer process that isolated R&D costs within manufacturing and reclassified them to R&D. We determined that the difficulty of precisely measuring the impact of these actual costs warranted no longer classifying such costs as R&D. The 2004 first quarter comparable costs recorded were $1.3 million.

Operating Income.

Operating income increased to $54.1 million, or 21.6% of sales, in the first quarter of 2005 compared to $47.2 million, or 20.7% of sales, in the 2004 first quarter. The improved operating results were primarily a result of the increase in gross margin in the three month period ending March 31, 2005 as compared to the 2004 period.

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

Currency Gains.

Currency gains in the three months ended March 31, 2005 were $0.1 million compared to $6.4 million in the same 2004 period. The large currency gain in 2004 resulted from the revaluation of the Yen-based intercompany loan. The currency gain resulted primarily from the significant strengthening of the Japanese Yen against the US Dollar in the three months ended March 31, 2004. On July 1, 2004, we designated the Yen-based intercompany loan as a long-term investment with settlement not planned or anticipated in the foreseeable future. Since we no longer expect settlement of the intercompany loan, foreign currency gains and losses from this loan are no longer being recorded in the Consolidated Statement of Operations.

Other, Net.

In the three months ended March 31, 2005, our other nonoperating income decreased to $0.3 million compared to $1.9 million in the three months ended March 31, 2004. This decrease was primarily a result of the recording of a $1.5 million gain in the first quarter of 2004 from a business interruption insurance recovery relating to a minor fire at Taisil in December 2003.

Income Taxes.

For the three months ended March 31, 2005, the company recognized income tax benefit of $3.8 million as compared to $13.4 million expense for the three months ended March 31, 2004. The benefit for the quarter is reflective of a forecasted effective tax rate of 29% for 2005, coupled with significant discrete tax adjustments impacting the tax provision. These discrete adjustments included a tax benefit of $29.6 million due to a change in estimate of allowable depreciation deductions, and the company’s election to credit foreign taxes. Prior period adjustments included a decrease in tax reserves related to the deductibility of TPG interest expense in the amount of $6.5 million, a tax expense of $6.0 million related to tax deductions for stock options exercised in prior years, additional tax expense of $7.4 million related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law, additional tax expense of $0.9 million for other adjustments related to amended return filings and reassessment of tax basis limited by the change in control provisions under IRC Sec. 382. The forecasted rate of 29% is exclusive of any discrete tax adjustments and without regard to future reversals of valuation allowances based on changes in judgment of projected future taxable income in the U.S. The rate is lower than the statutory rate primarily due to benefits derived from the company’s election to claim foreign tax credits, and the benefit associated with capturing other domestic tax credits.

Liquidity and Capital Resources.

In the three months ended March 31, 2005, we generated $71.3 million of cash from operating activities, compared to $31.1 million in the three months ended March 31, 2004. This increase was a result of our improved operating results discussed above and the decrease in working capital discussed below.

Accounts receivable of $139.7 million at March 31, 2005 decreased $19.3 million from $159.0 million at December 31, 2004. The decrease was primarily attributable to the decrease in sales of $17.5 million in the quarter ended March 31, 2005 compared to the quarter ended December 31, 2004. Days’ sales outstanding was 51 days at March 31, 2005 compared to 54 days at December 31, 2004 based upon annualized sales for the respective immediately preceding quarter. This decrease in days sales outstanding was primarily attributable to the mix of customers. As discussed below, at March 31, 2005 and December 31, 2004, we had factored $42.0 million and $51.6 million of receivables, respectively, of which $11.2 million and $18.2 million have been recorded as short-term borrowings as of March 31, 2005 and December 31, 2004, respectively.

Our inventories increased $5.0 million to $132.6 million at March 31, 2005 from $127.6 million at December 31, 2004. Inventories primarily increased as a result of the customer issues noted in the Overview section above which decreased forecasted shipments in the first quarter of 2005. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, remained constant at five for the three month periods ended March 31, 2005 and December 31, 2004. At March 31, 2005, we had approximately $26.8 million of inventory held on consignment, compared to $22.2 million at December 31, 2004. Related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $4.3 million at March 31, 2005 compared to $5.0 million at December 31, 2004.

Our prepaid and current assets decreased to $27.6 million at March 31, 2005 compared to $29.7 million at December 31, 2004, primarily as a result of the collection of consumption tax refunds in Japan.

Our net deferred tax assets totaled $125.5 million as of March 31, 2005 versus $127.6 million as of December 31, 2004 (of which $7.8 million was included in prepaids and other assets at March 31, 2005 and December 31, 2004). We provide for quarterly income taxes based on an estimated annual effective tax rate. We believe that it is more likely than not that, with our projections of future taxable income and after consideration of the valuation allowance, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2005. As of March 31, 2005, we have approximately $69.0 million in valuation allowance reducing our gross deferred tax assets.

Our accounts payable increased $10.1 million to $134.2 million at March 31, 2005, compared to $124.1 million at the end of 2004. The increase was a result of increased payables at March 31, 2005 related to capital expenditures and increased days payable outstanding.

Accrued liabilities decreased $16.9 million to $40.5 million at March 31, 2005, compared to $57.4 million at the end of 2004. The decrease was a result of a variety of items, including the payment of U.S. property taxes, payment of 2004 year end bonuses, payment of insurance premiums and the adjustment of certain benefits reserves.

We had deferred revenue totaling $4.9 million related to polysilicon sales as of March 31, 2005 with a corresponding deferred cost of $1.1 million. See “Net Sales,” above. We defer product revenue for multiple element arrangements based on a fair value per unit for the total arrangement when we receive cash in excess of fair value. We also defer revenue when pricing is not fixed and determinable or other revenue recognition criteria is not met. See “Critical Accounting Estimates – Revenue Recognition,” below.

Other noncurrent liabilities decreased $37.3 million to $35.1 million at March 31, 2005, compared to $72.4 million at the end of 2004. As discussed in Note 2 to the consolidated financial statements, in the three months ended March 31, 2005, the company reversed a portion of a contingent tax liability established in 2004 for the potential non-deductibility of a portion of a $67.7 million payment to an investor group led by TPG in connection with the redemption of the company’s senior subordinated secured notes. After its review and based on its analysis, the company concluded that the interest portion, or $17.7 million, of the redemption of the company’s senior subordinated secured notes should be deductible. Based upon the company’s analysis, $6.5 million of the liability associated with this redemption was reversed in the quarter. In addition, $29.6 million of the contingent tax liability was reversed based upon a change in estimate and the company’s election to credit foreign taxes. Additional tax contingent liability of $1.9 million was recorded related to other strategies for which the company feels have been reported properly but are likely to be challenged by taxing authorities.

In the three months ended March 31, 2005, we generated $71.3 million of cash from operating activities, compared to $31.1 million in the three months ended March 31, 2004. This improvement was primarily due to our improved operating results.

Our cash used in investing activities decreased to $46.4 million in the three months ended March 31, 2005 compared to $95.6 million in the three months ended March 31, 2004, primarily as a result of the acquisition of the remaining interest in Taisil in the 2004 first quarter, partially offset by increased capital expenditures in the 2005 first quarter compared to the 2004 first quarter. Capital expenditures in 2005 primarily relate to increasing our capacity and capability for our next generation products, including 300 millimeter and silicon-on-insulator, by making incremental changes to our existing manufacturing facilities and manufacturing lines. The existing facilities may be modified to permit the manufacture of greater quantities of current products, and, with incremental improvements, can become capable of manufacturing next generation products.

Cash used in financing activities was $4.2 million in the three months ended March 31, 2005 compared provided by financing activities decreased to $59.7 million in the three months ended March 31, 2004. The decrease in cash provided by financing activities was primarily related to borrowing of $60.0 million on our Citibank/UBS credit facility to fund the acquisition of the remaining interest in Taisil in the 2004 first quarter.

Our short-term borrowings were approximately $13.9 million at March 31, 2005, under approximately $58.4 million of short-term loan agreements. Of the $58.4 million committed short-term loan agreements, $1.5 million is unavailable as it relates to the issuance of third party letters of credit. Long-term borrowings outstanding were $134.8 million at March 31, 2005, under $314.2 million of committed long-term loan agreements. Of the $314.2 million committed long-term loan agreements, $4.3 million is unavailable as it relates to the issuance of third party letters of credit. Our weighted average cost of borrowing was 3.3% at March 31, 2005 and 2.9% at December 31, 2004. Our total debt to capital ratio at March 31, 2005 was 21%, compared to 25% at December 31, 2004.

We and certain of our foreign subsidiaries have entered into agreements with various financial institutions whereby we sell on a continuous basis eligible trade accounts receivables. Each of the agreements has clauses covering sales of receivables with recourse and non-recourse. All of the receivables are sold on a recourse basis. These agreements have different terms, including options for renewal, none of which extend beyond one year. Such factoring is generally limited to $90 million by our revolving credit agreement. At March 31, 2005 and December 31, 2004, we had factored $42.0 million and $51.6 million of receivables, respectively, of which $11.2 million and $18.2 million have been recorded as short-term borrowings as of March 31, 2005 and December 31, 2004, respectively, as the sale criteria under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” were not met for certain factored transactions.

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

TPG also provided us with a five-year $35 million revolving credit facility (the TPG Facility) bearing interest at a rate of LIBOR plus 10% or an alternate base rate plus 9%. As a condition to any borrowings under the TPG Facility, we must have borrowed all amounts available under the Citibank/UBS Facility. The commitments under the TPG

Facility terminate and any outstanding loans under the facility, together with any accrued interest thereon, will become due and payable upon the closing and funding of a debt or equity financing in which the net proceeds to MEMC equal or exceed $100 million. At March 31, 2005, we had no outstanding balance against the TPG Facility.

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

After the close of the first quarter, we executed an engagement letter to establish a new line of credit for $150 million to replace the Citibank/UBS Facility and TPG Facility.

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures and working capital requirements.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. MEMC’s significant accounting policies are more fully discussed in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2004.

Revenue Recognition

We record revenue for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment for non-consignment orders. In the case of consignment orders, we recognize revenue based upon customer usage, defined as when the customer pulls the product from consignment inventory. Our wafers are generally made to customer specifications and we conduct rigorous quality control and testing procedures to ensure that the finished wafers meet the customer’s specifications before the product is shipped. We consider international shipping term definitions in our determination of when title passes. We defer revenue for multiple element arrangements based on an average fair value per unit for the total arrangement when we receive cash in excess of fair value. We also defer revenue when pricing is not fixed and determinable or other revenue recognition criteria is not met.

Inventory

Inventories, which consist of materials, labor and manufacturing overhead, are valued at the lower of cost or market. Inventory costs are based on a weighted average actual cost.

Property, Plant and Equipment

We depreciate our land improvements, building, and building improvements, and machinery and equipment evenly over the assets’ estimated useful lives. Changes in circumstances such as technological advances, changes in our business model, or changes in our capital strategy could result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of property, plant and equipment should be shortened or lengthened, we depreciate the net book value over its revised remaining useful life.

Income Taxes

In determining taxable income for financial statement reporting purposes, we must make certain estimates and judgments. These estimates and judgments are applied in the calculation of certain tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. We regularly review our deferred tax assets for realizability and adjust the valuation allowance based upon our judgment as to whether it is more likely than not that some items recorded as deferred tax assets will be realized, taking into consideration all available evidence, both positive and negative, including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses) and the expected timing of the reversals of existing temporary differences. In arriving at these judgments, the weight given to the potential effect of all positive and negative evidence is commensurate with the extent to which it can be objectively verified.

We repatriate all or substantially all of our portion of the current year earnings of the Company’s South Korean subsidiary to the United States. We do not provide for U.S. income taxes on the remaining undistributed earnings of our foreign subsidiaries which would be payable if the undistributed earnings were distributed to the U.S., as we expect to reinvest these earnings overseas permanently.

The company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. The company is subject to tax audits in these jurisdictions from time to time. While it is often difficult to predict the final outcome or the timing of resolution of any particular tax matter, the company believes that its tax liabilities reflect the probable outcome of known contingencies.

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

Recently Issued Accounting Pronouncements

In May 2004, the FASB issued FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. See discussion in Note 11 of Notes to Consolidated Financial Statements herein.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs—An Amendment of ARB No. 43, Chapter 4” (“SFAS 151”). SFAS 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Among other provisions, the new rule requires that items such as idle facility expense, excessive spoilage, double freight, and rehandling costs be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal” as stated in ARB No. 43. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005 and is required to be adopted by us in the first quarter of 2006, beginning on January 1, 2006. We do not expect SFAS 151 will have a material impact on our consolidated results of operations and financial condition.

In December 2004, FASB issued FASB Staff Position (“FSP”) No. 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004” (“FSP 109-2”), provides guidance under FASB Statement No. 109, “Accounting for Income Taxes,” with respect to recording the potential impact of the repatriation provisions of the American Jobs Creation Act of 2004 (the “Jobs Act”) on enterprises’ income tax expense and deferred tax liability. The Jobs Act was enacted on October 22, 2004. FSP 109-2 states that an enterprise is allowed time beyond the financial reporting period of enactment to evaluate the effect of the Jobs Act on its plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. MEMC did not repatriate funds under the provisions of the Jobs Act. Accordingly, we have not adjusted our tax expense or deferred tax liability to reflect a deduction related to the Jobs Act.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation”

(SFAS 123) and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning in our fiscal year ending December 31, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. We will use the modified prospective method of adoption which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123R. MEMC expects that the adoption of SFAS 123R will have an estimated negative $0.04 to $0.05 impact on diluted earnings per share for the year ending December 31, 2006.

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing as of March 31, 2005; our belief that we have the financial resources needed to meet business requirements for the next twelve months including capital expenditure and working capital requirements; our expectation that the adoption of SFAS 123R will not have a material impact on our consolidated results of operations and earnings per share (expected impact on diluted earnings per share of 4 cents to 5 cents for the year ended December 31, 2006); and our belief that the implementation of SFAS 151, 154 and FIN 47 will not have a material effect on our financial condition or results of operations. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for wafers and semiconductors; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment; general economic conditions; the accuracy of our assumptions regarding future taxable income; actions by our competitors, customers and suppliers; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in interest and currency exchange rates; changes in the composition of worldwide taxable income; our ability to obtain commitments from lenders and close the new line of credit on the terms set forth in the engagement letter; the accuracy of our assumptions regarding the impact of the adoption of SFAS 123R on our consolidated results of operations and earnings per share; and other risks described in MEMC’s filing with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In the preparation and filing of this Form 10-Q/A, we carried out an evaluation as of March 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

In the company’s 2004 Annual Report on Form 10-K, the company identified a material weakness related to not employing resources with adequate expertise in matters related to the accounting for income taxes. As a result, management did not detect errors in the accounting for income tax amounts and disclosures in a timely manner.

During the quarter ended March 31, 2005, the company addressed the material weakness in its internal control over financial reporting by taking the following actions:

•	The company hired a new tax director on a contract basis with the expectation of hiring the individual on a permanent basis.

•	The company engaged outside tax and accounting professionals, as needed, to ensure the company had appropriate resources to conduct timely reviews and evaluations of the company’s current and deferred tax provisions and related complex tax issues.

Except as discussed above, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2005 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits.

Exhibit Number	Description
2-a	Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)
2-b	Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3-(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3-(ii) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10	Letter Agreement with TPG GenPar III, L.P. terminating the Management Advisory Agreement between the parties dated as of November 13, 2001*

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

/s/ Kenneth H. Hannah
August 10, 2006	Name:	Kenneth H. Hannah
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601of Regulation S-K.

Number

Exhibit	Description
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.