Form 10-Q/A
period 2005-06-30
MEMC ELECTRONIC MATERIALS INC
filed 2006-08-10
CIK 945436

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

This Form 10-Q/A is being filed for the purpose of amending and restating Item 1 Financial Statements of Part I, containing our unaudited consolidated financial statements and related notes as of and for the three and six month periods ended June 30, 2005. See Note 2 to the unaudited consolidated financial statements for further discussion of the restatement and related disclosures. We also have amended Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations of Part I to give effect to the restatement. In addition, we have amended Item 4 Controls and Procedures of Part I and Item 6 Exhibits of Part II to reflect the filing of current certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and current certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. This Form 10-Q/A does not attempt to modify or update any other disclosures set forth in the original filing, except as required to reflect the effects of the restatement. Additionally, this Form 10-Q/A does not purport to provide a general update or discussion of any other developments at the company subsequent to the original filing.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(As restated, see Note 2)		(As restated, see Note 2)
Net sales	$272,256	$255,539	$523,195	$484,299
Cost of goods sold	182,952	168,380	352,616	323,797

Gross margin	89,304	87,159	170,579	160,502
Operating expenses:
Marketing and administration	18,794	17,842	36,870	35,030
Research and development	8,529	9,268	17,643	18,181

Operating income	61,981	60,049	116,066	107,291
Nonoperating expense:
Interest expense	1,937	3,557	3,848	6,876
Interest income	(991)	(1,464)	(1,702)	(3,013)
Currency losses	836	7,470	759	1,106
Other, net	(515)	(489)	(835)	(2,387)

Total nonoperating (income) expense	1,267	9,074	2,070	2,582

Income before income taxes, equity in loss of joint venture and minority interests	60,714	50,975	113,996	104,709
Income tax provision (benefit)	18,350	(12,581)	14,512	853

Income before equity in loss of joint venture and minority interests	42,364	63,556	99,484	103,856
Equity in loss of joint venture	—	—	—	(1,717)
Minority interests	(1,887)	(2,955)	(1,969)	(5,632)

Net income	$40,477	$60,601	$97,515	$96,507

Basic income per share	$0.19	$0.29	$0.47	$0.47

Diluted income per share	$0.18	$0.27	$0.43	$0.44

Weighted average shares used in computing basic income per share	209,206,270	207,728,191	209,017,410	207,460,241

Weighted average shares used in computing diluted income per share	224,681,998	220,953,006	224,321,328	221,061,904

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2005	December 31, 2004
	(Unaudited) (As restated, see Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$64,993	$49,519
Short term investments	36,004	42,795
Accounts receivable, less allowance for doubtful accounts of $1,457 and $1,633 in 2005 and 2004, respectively	146,616	158,975
Inventories	129,680	127,564
Prepaid and other current assets	26,860	29,724

Total current assets	404,153	408,577
Property, plant and equipment, net of accumulated depreciation of $211,843 and $198,595 in 2005 and 2004, respectively	495,522	444,670
Deferred tax assets, net	112,689	119,835
Other assets	53,338	55,107

Total assets	$1,065,702	$1,028,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$41,346	$42,646
Accounts payable	104,987	124,083
Accrued liabilities	43,766	57,425
Deferred revenue	7,606	—
Accrued wages and salaries	27,137	19,117
Income taxes payable	30,200	10,282

Total current liabilities	255,042	253,553
Long-term debt, less current portion	108,229	116,082
Pension and post-employment liabilities	92,572	96,745
Other liabilities	34,213	72,432

Total liabilities	490,056	538,812

Minority interests	40,785	46,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued and outstanding at 2005 and 2004	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 210,037,271 and 209,108,105 issued at 2005 and 2004, respectively	2,101	2,091
Additional paid-in capital	159,576	154,736
Retained earnings	405,866	308,351
Accumulated other comprehensive loss	(28,562)	(17,389)
Deferred compensation	(492)	(1,263)
Treasury stock, 714,205 shares in 2005 and 2004	(3,628)	(3,628)

Total stockholders’ equity	534,861	442,898

Total liabilities and stockholders’ equity	$1,065,702	$1,028,189

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2005	2004
	(As restated, see Note 2)	(As restated, see Note 2)
Cash flows from operating activities:
Net income	$97,515	$96,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,639	20,165
Interest accretion	—	2,326
Minority interests	1,969	5,632
Equity in income (loss) of joint venture	—	1,717
Stock compensation	499	1,260
Working capital and other	7,072	(22,763)

Net cash provided by operating activities	133,694	104,844

Cash flows from investing activities:
Proceeds from sale of time deposits	19,088	23,911
Purchases of time deposits	(20,108)	(8,529)
Capital expenditures	(110,577)	(71,770)
Purchase of business, net of cash acquired	—	(57,226)
Proceeds from sale of property, plant and equipment	4	18

Net cash used in investing activities	(111,593)	(113,596)

Cash flows from financing activities:
Net short-term borrowings	(1,148)	(26,858)
Proceeds from issuance of long-term debt	—	60,014
Principal payments on long-term debt	(4,444)	(4,823)
Proceeds from issuance of common stock	5,121	2,383
Dividend to minority interest	(9,546)	(4,765)

Net cash provided by (used in ) financing activities	(10,017)	25,951

Effect of exchange rate changes on cash and cash equivalents	3,390	(239)

Net increase in cash and cash equivalents	15,474	16,960
Cash and cash equivalents at beginning of period	49,519	54,894

Cash and cash equivalents at end of period	$64,993	$71,854

Supplemental schedule of non-cash investing and financing activities:
Accounts payable incurred (relieved) for acquisition of fixed assets	$(5,877)	$755

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

(2) Restatement of Consolidated Financial Statements and Prior Period Adjustments

On October 26, 2005, the Audit Committee of the Board of Directors determined that the first two quarters of 2005 should be restated. Accordingly, all notes to the consolidated financial statements except notes 1, 5 and 12 have been restated, and notes 2 and 3 have been added. The company has identified several errors and as a result of correcting these errors, the company’s consolidated net income decreased by $18,436 and $38,556, for the three and six months ended June 30, 2005, respectively. The adjustments are grouped into the following categories:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
A. Tax Adjustments	$(7,085)	$(17,547)
B. Sales Bill and Hold	(1,209)	(1,919)
C. Sales with Current and Longer Term Deliveries	(2,261)	(5,990)
D. Supplemental Executive Pension Plan	—	1,327
E. Property, Plant and Equipment	(425)	(1,670)
F. Insurance Recovery	—	(1,386)
G. Intercompany Profit Elimination	(516)	(4,699)
H. Government Grant	(2,212)	(2,512)
I. Retiree Welfare Benefit Plan	(687)	(1,374)
L. Other Accounting Corrections	(1,428)	2,006
M. Tax Impact Related to Adjusting Entries	(2,613)	(4,792)

Total	$(18,436)	$(38,556)

A. Tax Adjustments. Corrections to the income tax provision included a change in the effective rate for the six months ended June 30, 2005 of $10,464 and changes in discrete items of $7,083, as discussed below, for a total of $17,457.

•	A tax benefit of $29,618 due to a change in estimate of allowable depreciation deductions and the election to credit foreign taxes instead of deducting foreign taxes. Previously, a tax benefit of $6,165 was included in the company’s annual effective rate. In 2005, third-party valuations were received that supported revised estimates of the fair value of certain assets which in turn supported additional depreciation deductions.

•	Tax expense of $20,105 related to the deductibility of certain interest payments. As originally reported in the Form 10-Q for the first quarter of 2005, the company previously recognized a benefit of $26,583 in its provision related to a deduction for which it had previously established a reserve in the fourth quarter of 2004. The reserve was established for the potential non-deductiblity of a $67,700 payment to an investor group led by TPG in connection with the redemption of the company’s senior subordinated secured notes. In the first quarter of 2005, the company obtained opinions from outside tax advisors indicating that the redemption payment should be deductible and in the 2005 first quarter report on Form 10-Q reversed the tax reserve that had been established. Upon further review and analysis, the company has now determined that $20,105 of the total amount should not have been reversed in the first quarter, thereby reducing the benefit reported for the quarter. There was no additional impact in the second quarter related to this item.

•	Tax expense of $6,024 related to tax benefits for deductions for stock options that should have been recorded to equity in prior years. There was no additional impact in the second quarter.

•	Tax expense of $7,418 for prior periods and $661 for each of the first and second quarters of 2005 related to the U.S. generally accepted accounting principles (US GAAP) treatment of fixed asset basis under the Korea Asset Revaluation Law. In 2000, the company took advantage of the Korea Revaluation Law allowing it to increase the tax basis in fixed assets in exchange for a one-time payment. Since 2000, the company has reflected a permanent deduction for the increased depreciation for tax purposes. Upon further review, the company determined that a deferred tax asset should have been recorded related to the increase in tax basis.

•	Other tax expense of $1,832 ($937 for prior period adjustments related to amended tax return filings and reassessment of tax basis limited by the change in control provisions under IRC Sec. 382 and $895 for other items.) There was no additional impact in the second quarter.

B. Sales Bill and Hold. Corrections to net sales and cost of goods sold included deliveries that did not meet the revenue recognition criteria for bill and hold transactions. The corrections for these transactions are decreases of $385 and $1,209 to net sales and gross margin, respectively, and an increase to cost of goods sold of $823 for the three months ended June 30, 2005. For the six months ended June 30, 2005, the adjustments for these transactions are decreases to net sales, cost of goods sold and gross margin of $3,590, $1,671 and $1,919, respectively.

C. Sales with Current and Longer Term Deliveries. Corrections related to the revenue recognized on deliveries were made for sales agreements entered into for current and longer term deliveries of polysilicon at multiple prices based on the delivery date and where prices at the contract date were not fixed and determinable. For both types of arrangements, the revenue for the deliveries in the current quarter was originally recognized at the stated price per the agreement. Revenue recognized on deliveries associated with multiple prices should have been recorded at fair value, which has been determined to be the average price per unit for the total arrangement. For agreements where contract prices were not fixed and determinable at the time of delivery, the revenue for the deliveries should have been deferred until terms of the contract were finalized. Cash received in excess of fair value or prior to contract finalization of $7,606 has been deferred. The correction for these transactions to net sales, cost of goods sold and gross margin are decreases of $2,743, $482 and $2,261, respectively for the three months ended June 30, 2005. For the six months ended June 30, 2006, the adjustments for these transactions are decreases to net sales, cost of goods sold and gross margin of $7,606, $1,616 and $5,990, respectively.

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

E. Property, Plant and Equipment. A correction was made to depreciation expense related to certain assets for which a salvage value had been estimated, but not properly supported. For the three months ended June 30, 2005, this adjustment resulted in a increase to cost of goods sold and a decrease to gross margin of $421 and marketing and administrative expenses of $4, with the offset to accumulated depreciation. For the six months ended June 30, 2005, this adjustment resulted in a decrease to cost of goods sold and an increase to gross margin of $1,649 and marketing and administrative expenses of $21, with the offset to accumulated depreciation.

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

G. Intercompany Profit Elimination. A correction was made of amounts improperly included in inventory related to intercompany profit on raw materials and goods in process. This correction resulted in an increase to cost of goods sold of $516 and $4,699, with a corresponding reduction to inventory, for the three and six months ended June 30, 2005, respectively.

H. Government Grant. In anticipation of a Department of Defense contract the company received in the second quarter of 2005 related to the development of thin film silicon on insulator (SOI) wafers utilizing silicon layer transfer technology, the company recognized a grant receivable of $300 as an offset to research and development expenses during the three months ended March 31, 2005. The subsequent contract provides for the government to reimburse the company $3,514 of the total costs to be incurred of $12,069. The total contract value of $12,069 represents the proposed development costs expected to be incurred by the company during the nine month period from April 1 through December 31, 2005. The company has now determined that the grant should be recorded on a proportionate cost basis. This correction increased research and development expenses $2,212 and $2,512, with the offset to prepaid and other current assets, for the three and six months ended June 30, 2005, respectively.

I. Retiree Welfare Benefit Plan. MEMC changed its administration and actuarial valuation of its retiree benefit plans in 2005 relating to the basis of calculation of defined dollar limits. Based on further review, it was determined that the accounting was not appropriate and MEMC adjusted its accounting in 2005 to reflect a revised FAS 106 net periodic cost. This correction resulted in an increase to cost of goods sold and marketing and administrative expenses of $488 and $199, respectively, for the three months ended June 30, 2005. For the six months ended June 30, 2005, the correction resulted in an increase to cost of goods sold and marketing and administrative expenses of $975 and $398, respectively.

J. Research and Development – Cost of Goods Sold Reclassification. MEMC had reclassified research and development (R&D) costs for the purpose of identifying R&D costs within manufacturing. MEMC determined that the difficulty of precisely measuring the impact of these actual costs warranted a change of the classification. The correction for this reversal was a decrease to R&D expense and an increase to cost of goods sold of $4,691 and $7,274 for the three and six months ended June 30, 2005, respectively.

K. Factoring of Accounts Receivable. As discussed further in Note 9, in December 2004, the company entered into an agreement to factor accounts receivable for which the agreement did not meet all of the criteria under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to qualify as a sale of receivables. As such, the proceeds received from these factored receivables are now considered debt. Both accounts receivable and short term borrowings were increased by $17,271 at June 30, 2005.

L. Other Accounting Corrections. As part of the restatement, other corrections were made, none of which was individually significant. The impact of these adjustments for the three months ended June 30, 2005 was to increase cost of goods sold $1,541, marketing and administrative expenses $247, accrued liabilities $247 and other comprehensive loss $91, and to decrease sales $3, other expense $231, minority interest $132, accounts receivable $322, inventory $1,182, property, plant and equipment $550 and accounts payable $322. For the six months ended June 30, 2005, the impact of these adjustments was to increase sales $1,150, cost of goods sold $1,320, marketing and administrative expenses $346, other expense $97, accounts payable $423, accrued liabilities $709 and accumulated other comprehensive loss $227, and to decrease currency loss $808, minority interest $1,811, accounts receivable $322, inventory $974, property, plant and equipment $931 and prepaid and other current assets $195. At March 31, 2005, the company reclassified $19,682 from pension and post-employment liabilities to accrued liabilities for estimated contributions to be paid within twelve months of the balance sheet date.

M. Tax Impact Related to Adjusting Entries. As a result of the corrections above, the company recorded a reduction in the income tax benefit of $2,613 and $4,792 for the three and six months ended June 30, 2005, respectively.

The company determined that the consolidated statements of cash flows for the six months ended June 30, 2005 and 2004 should be restated to properly reflect transactions that were incorrectly classified as operating cash flows by the company. These transactions included the following:

•	The company incorrectly recorded non-cash activities related to the financing and payment of fixed asset purchases in operating activities of $5,877 and $755 in the six months ended June 30, 2005 and 2004, respectively.

•	For the six months ended June 30, 2005 and 2004, the company incorrectly excluded proceeds from the sale of time deposits with original maturities exceeding three months of $19,088 and $23,911, respectively, from investing activities. For the six months ended June 30, 2005 and 2004, the company incorrectly excluded purchases of time deposits with original maturities exceeding three months of $20,108 and $8,529, respectively, from investing activities.

•	The company incorrectly classified trading securities as cash and cash equivalents and as a result, the change in short-term investments of $8,651 and $24,257 was not properly recorded in operating activities for the six months ended June 30, 2005 and 2004, respectively. This reclassification reduced the effect of exchange rate changes on cash and cash equivalents by $839 and $1,592 for the six months ended June 30, 2005 and 2004, respectively.

The following table sets forth the consolidated statement of operations for the company, showing previously reported and restated amounts, for the three and six months ended June 30, 2005 (unaudited, in thousands, except per share data):

	Three Months Ended June 30, 2005		Six Months Ended June 30, 2005
	As previously reported	As restated	As previously reported	As restated
Net sales	$275,388	$272,256	$533,242	$523,195
Cost of goods sold	174,956	182,952	339,533	352,616

Gross margin	100,432	89,304	193,709	170,579
Operating expenses:
Marketing and administration	18,344	18,794	36,497	36,870
Research and development	11,008	8,529	22,405	17,643

Operating income	71,080	61,981	134,807	116,066
Nonoperating (income) expense:
Interest expense	1,937	1,937	3,848	3,848
Interest income	(991)	(991)	(1,702)	(1,702)
Currency losses	835	836	1,566	759
Other, net	(285)	(515)	(932)	(835)

Total nonoperating expense	1,496	1,267	2,780	2,070

Income before income taxes, equity in loss of joint venture and minority interests	69,584	60,714	132,027	113,996
Income tax (benefit) provision	8,652	18,350	(7,827)	14,512

Income before equity in loss of joint venture and minority interests	60,932	42,364	139,854	99,484
Equity in loss of joint venture	—	—	—	—
Minority interests	(2,019)	(1,887)	(3,783)	(1,969)

Net income	$58,913	$40,477	$136,071	$97,515

Basic income per share	$0.28	$0.19	$0.65	$0.47

Diluted income per share	$0.26	$0.18	$0.61	$0.43

Weighted average shares used in computing basic income per share	209,206,270	209,206,270	209,017,410	209,017,410

Weighted average shares used in computing diluted income per share	224,681,998	224,681,998	224,321,328	224,321,328

The following table sets forth the consolidated balance sheet for the company, showing previously reported and restated amounts, as of June 30, 2005 (unaudited, in thousands):

	As previously reported	As restated
ASSETS
Current assets:
Cash and cash equivalents	$100,997	$64,993
Short term investments	—	36,004
Accounts receivable, net	132,107	146,616
Inventories	134,851	129,680
Prepaid and other current assets	27,257	26,860

Total current assets	395,212	404,153
Property, plant and equipment, net	503,861	495,522
Deferred tax assets, net	127,134	112,689
Other assets	53,338	53,338

Total assets	$1,079,545	$1,065,702

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$21,709	41,346
Accounts payable	104,578	104,987
Accrued liabilities	23,875	43,766
Deferred revenue	—	7,606
Accrued wages and salaries	23,122	27,137
Income taxes payable	25,629	30,200

Total current liabilities	198,913	255,042
Long-term debt, less current portion	108,229	108,229
Pension and post-employment liabilities	113,204	92,572
Other liabilities	45,348	34,213

Total liabilities	465,694	490,056

Minority interests	50,262	40,785
Commitments and contingencies
Stockholders’ equity:
Preferred stock
Common stock	2,101	2,101
Additional paid-in capital	159,576	159,576
Retained earnings	434,876	405,866
Accumulated other comprehensive loss	(28,844)	(28,562)
Deferred compensation	(492)	(492)
Treasury stock	(3,628)	(3,628)

Total stockholders’ equity	563,589	534,861

Total liabilities and stockholders’ equity	$1,079,545	$1,065,702

The following presents the impact of the restatement on the condensed consolidated statements of cash flows for the company, showing previously reported and restated amounts, for the six months ended June 30, 2005 and 2004 (unaudited, in thousands):

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	As previously reported	As restated	As previously reported	As restated
Cash flows from operating activities:
Net income	$136,071	$97,515	$96,507	$96,507
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,702	26,639	20,165	20,165
Interest accretion	—	—	2,326	2,326
Minority interests	3,783	1,969	5,632	5,632
Equity in income (loss) of joint venture	—	—	1,717	1,717
Stock compensation	603	499	1,260	1,260
Working capital and other	(48,948)	7,072	2,249	(22,763)

Net cash provided by operating activities	119,211	133,694	129,856	104,844

Cash flows from investing activities:
Proceeds from sale of time deposits	—	19,088	—	23,911
Purchases of time deposits	—	(20,108)	—	(8,529)
Capital expenditures	(105,630)	(110,577)	(72,525)	(71,770)
Purchase of business, net of cash acquired	—	—	(57,226)	(57,226)
Proceeds from sale of property, plant and equipment	—	4	18	18

Net cash used in investing activities	(105,630)	(111,593)	(129,733)	(113,596)

Cash flows from financing activities:
Net short-term borrowings	(172)	(1,148)	(26,858)	(26,858)
Proceeds from issuance of long-term debt	—	—	60,014	60,014
Principal payments on long-term debt	(4,444)	(4,444)	(4,823)	(4,823)
Proceeds from issuance of common stock	5,121	5,121	2,383	2,383
Dividend to minority interest	(9,546)	(9,546)	(4,765)	(4,765)

Net cash provided by (used in) financing activities	(9,041)	(10,017)	25,951	25,951

Effect of exchange rate changes on cash and cash equivalents	4,143	3,390	1,353	(239)

Net increase in cash and cash equivalents	8,683	15,474	27,427	16,960
Cash and cash equivalents at beginning of period	92,314	49,519	96,859	54,894

Cash and cash equivalents at end of period	$100,997	$64,993	$124,286	$71,854

Supplemental schedule of non-cash investing and financing activities:
Accounts payable incurred (relieved) for acquisition of fixed assets	$—	$(5,877)	$—	$755

Certain amounts were recorded in the first six months of 2005 which related to previous periods. The amount of such adjustments was not material to the company’s consolidated results of operations for 2004 and prior periods, nor is the inclusion of the net expense in the results of operations for the six months ended June 30, 2005 considered material. The effect of these adjustments on gross margin and net income is as follows:

Prior Period Adjustments – increase (decrease)	Impact on Gross Margin	Impact on Net Income
Dollars in thousands
Income Taxes, net	$2,358	$(3,251)
Revenue Recognition	(1,098)	(696)
Other	(3,561)	(2,225)

Total	$(2,301)	$(6,172)

Included in the Income Taxes, net impact on net income were prior period adjustments, including a benefit of $6,478 related to the portion of the interest on senior subordinated notes deductible for tax purposes for which a liability had been recorded, additional expense of $2,768 (tax expense of $7,418 offset by less depreciation expense and other adjustments) related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law, and additional expense of $6,024 associated with non-qualified stock option deductions which had been recorded as a reduction to income tax expense in prior periods, and additional expense of $937 related to amended tax filings and reassessment of tax basis limitations.

The Revenue Recognition adjustment consisted of the deferral of shipments to one customer in 2004 for which the contract pricing was not fixed and determinable at the time of delivery and resulted in decreases of $1,098 and $696 to gross margin and net income, respectively, for the six month period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(As restated, see Note 2)		(As restated, see Note 2
Net income as reported	$40,477	$60,601	$97,515	$96,507
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	144	336	384	781
Deduct:
Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,249)	(2,538)	(4,371)	(5,105)

Pro forma net income	$38,372	$58,399	$93,528	$92,183
Income per share:
Basic—as reported	$0.19	$0.29	$0.47	$0.47
Diluted—as reported	$0.18	$0.27	$0.43	$0.44
Basic—pro forma	$0.18	$0.28	$0.45	$0.44
Diluted—pro forma	$0.17	$0.26	$0.42	$0.42

During 2005, MEMC discovered errors in its volatility calculations in 2004 due to incorrect market values used in the calculation. In addition, MEMC had improperly excluded certain prior periods in its volatility calculations in 2005. The correction for these revisions increased the total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects, by approximately $235 and $73 for the three and six months ended June 30, 2005, respectively. For the three and six months ended June 30, 2004, the correction for these revisions decreased the total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects, by approximately $883 and $1,913, respectively.

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

(6) Earnings per share

For the three month periods ended June 30, 2005 and 2004, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004
	(As restated, see Note 2)
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$40,477	$40,477	$60,601	$60,601

EPS denominator:
Weighted average shares outstanding	209,186,270	209,186,270	207,728,191	207,728,191
Warrants	—	12,956,257	—	11,124,720
Stock options	—	2,486,807	—	2,100,095
Restricted stock units	20,000	52,664	—	—

Total shares	209,206,270	224,681,998	207,728,191	220,953,006

Earnings per share	$0.19	$0.18	$0.29	$0.27

For the six month periods ended June 30, 2005 and 2004, basic and diluted earnings per share (EPS) were calculated as follows:

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	(As restated, see Note 2)
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$97,515	$97,515	$96,507	$96,507

EPS denominator:
Weighted average shares outstanding	208,997,410	208,997,410	207,460,241	207,460,241
Warrants	—	12,836,922	—	11,342,477
Stock options	—	2,434,209	—	2,259,186
Restricted stock units	20,000	52,787	—	—

Total shares	209,017,410	224,321,328	207,460,241	221,061,904

Earnings per share	$0.47	$0.43	$0.47	$0.44

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

(7) Inventories

Inventories consist of the following:

	June 30, 2005	December 31, 2004
	(As restated, see Note 2)
Raw materials and supplies	$15,936	$20,307
Goods in process	52,904	54,160
Finished goods	60,840	53,097

	$129,680	$127,564

(8) Comprehensive Income

Comprehensive income for the three months ended June 30, 2005 and 2004 was $33,765 and $65,319, respectively. Comprehensive income for the six months ended June 30, 2005 and 2004 was $86,342 and $98,466, respectively. MEMC’s only adjustment from net income to comprehensive income was foreign currency translation adjustments in each period presented.

(9) Debt

Our short-term borrowings totaled approximately $21,220 (includes factored receivables, as discussed below) at June 30, 2005, under approximately $100,571 of short-term loan agreements. Of the $100,571 committed short-term loan agreements, $3,260 is unavailable as it relates to the issuance of third party letters of credit.

The company and certain of its foreign subsidiaries have entered into agreements with various financial institutions whereby we sell on a continuous basis eligible trade accounts receivable. Each of the agreements has clauses covering recourse and non recourse. All of the receivables are sold on a recourse basis. These agreements have different terms, including options for renewal, none of which extend beyond one year. Such factoring is generally limited to $90,000 by our revolving credit agreement. The company accounts for its transfers of receivables as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140) if the criteria for sale treatment in SFAS 140 are met.

At June 30, 2005 and December 31, 2004, we had factored $52,108 and $51,584 of receivables, respectively, of which $17,271 and $18,247 have been recorded as short-term borrowings as of June 30, 2005 and December 31, 2004, respectively, as the sale criteria under SFAS 140 were not met for certain factored transactions.

Long-term borrowings outstanding were $128,355 at June 30, 2005, under $307,375 of long-term committed loan facilities. Of the $307,375 committed long-term loan agreements at June 30, 2005, $4,317 was unavailable as it related to the issuance of third party letters of credit.

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

(10) Income Taxes

For the three months ended June 30, 2005, the company recorded a tax expense of $18,350 as compared to a benefit of $12,581 for the three months ended June 30, 2004. The expense recorded for the current quarter is reflective of a forecasted effective tax rate of 29% for 2005. The forecasted rate of 29% is exclusive of any discrete tax adjustments and without regard to future reversals of valuation allowances based on changes in judgment of projected future taxable income in the U.S. The rate is lower than the statutory rate primarily due to benefits derived from the company’s election to claim foreign tax credits, and the benefit associated with capturing other domestic tax credits.

For the six months ended June 30, 2005, the company recorded income tax expense of $14,512 as compared to $853 expense for the six months ended June 30, 2004. The expense is reflective of a forecasted rate of 29% for 2005, coupled with significant discrete tax adjustments impacting the tax provision in the first quarter. These included a tax benefit of $29,618 due to a change in estimate of allowable depreciation deductions and the company’s election to credit foreign taxes. Prior period adjustments included a decrease in tax reserves related to the deductibility of TPG interest expense in the amount of $6,478, a tax expense of $6,024 related to tax deductions for stock options exercised in prior years, a tax expense of $7,418 related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law, and a tax expense of $937 for other adjustments related to amended return filings and a reassessment of the tax basis limited by the change in control provisions under IRC Section 382.

(11) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended June 30, 2005		Three Months Ended June 30, 2004		Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
	(As restated, see Note 2)				(As restated, see Note 2)
	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service Cost	$936	$89	$973	$60	$1,872	$178	$1,955	$120
Interest Cost	2,321	621	2,265	743	4,642	1,242	4,534	1,486
Expected return on plan assets	(1,881)	—	(1,493)	—	(3,762)	—	(2,933)	—
Amortization of service costs	3	—	1	—	6	—	2	—
Net actuarial loss/(gain)	413	(139)	239	—	826	(278)	513	—
Transition obligation recognized	5	—	—	—	10	—	—	—

Net periodic postretirement benefit cost	$1,797	$571	$1,985	$803	$3,594	$1,142	$4,071	$1,606

In May 2004, the FASB issued FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act was enacted December 8, 2003. FSP 106-2 supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides authoritative guidance on accounting for the federal subsidy specified in the Medicare Act. The Medicare Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. We have determined that our plan will qualify for a subsidy in 2006. As a result of the subsidy, net periodic postretirement benefit cost was reduced by $141 and $282 in the three and six months ended June 30, 2005, respectively, and the accumulated post-employment benefit obligation was decreased by $3,487 as of March 31, 2005.

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

(14) Government Grant

We received a contract with the Department of Defense in the second quarter of 2005 related to the development of thin film silicon on insulator (SOI) wafers utilizing silicon layer transfer technology. The total contract value was $12,069, representing the proposed development costs expected to be incurred by the company during the nine month period from April 1 through December 31, 2005. The contract provides for the government to reimburse the company $3,514 of the total costs to be incurred of $12,069 and is recognized on a proportionate cost basis. For the three and six months ended June 30, 2005, the company recognized $988 as an offset of actual SOI costs incurred within research and development expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As discussed in Note 2 to our consolidated financial statements included herein, we have restated our unaudited consolidated financial statements as of and for the three and six month periods ended June 30, 2005. All amounts included in this discussion and analysis reflect the effects of the restatement.

Overview.

The company showed improvement in operating results in the first six months of 2005 compared to the first six months of 2004, although we continued to experience pricing pressure from the lingering effects of the industry slowdown/inventory correction period.

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

Certain amounts were recorded in the first six months of 2005 which related to previous periods. The amount of such adjustments was not material to the company’s consolidated results of operations for 2004 and prior periods, nor is the inclusion of the net expense in the results of operations for the six months ended June 30, 2005 considered material. The effect of these adjustments on gross margin and net income for the six months ended June 30, 2005 is as follows:

Prior Period Adjustments – increase (decrease)	Impact on Gross Margin	Impact on Net Income
Dollars in millions
Income Taxes, net	$2.4	$(3.3)
Revenue Recognition	(1.1)	(0.7)
Other	(3.6)	(2.2)

Total	$(2.3)	$(6.2)

Included in the Income Taxes, net impact on net income were prior period adjustments, including a benefit of $6.5 million related to the portion of the interest on senior subordinated notes deductible for tax purposes for which a liability had been recorded, additional expense of $2.8 million (tax expense of $7.4 million offset by less depreciation expense and other adjustments) related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law, and additional expense of $6.0 million associated with non-qualified stock option deductions which had been recorded as a reduction to income tax expense in prior periods, and additional expense of $1.0 million related to amended tax filings and reassessment of tax basis limitations.

The Revenue Recognition adjustment consisted of the deferral of shipments to one customer in 2004 for which the contract pricing was not fixed and determinable at the time of delivery and resulted in decreases of $1.1 million and $0.7 million to gross margin and net income, respectively, for the six month period.

Included in Other are primarily adjustments to cost of goods sold and inventory of approximately $2.4 million for profit not previously eliminated from inventory for product shipped between operations and other adjustments that are not individually significant.

Net Sales.

Our net sales increased by 6.5% to $272.3 million in the second quarter of 2005 from $255.5 million in the second quarter of 2004. For the six months ended June 30, 2005, net sales increased by 8.0% to $523.2 million from $484.3 million for the six months ended June 30, 2004. In both periods, the sales increase was primarily due to higher sales volumes in polysilicon and wafer products. Year to year overall wafer average selling prices decreased 1.2% for the quarter and increased 1.0% for the six months.

We had deferred revenue totaling $7.6 million related to polysilicon sales as of June 30, 2005 with a corresponding deferred cost of $1.6 million. This revenue related to multiple element arrangements for polysilicon sales for which we received cash in the first half of 2005. We will not recognize the deferred revenue until all elements of the arrangement are satisfied. See “Critical Accounting Estimates – Revenue Recognition,” below.

Gross Margin.

In the 2005 second quarter, our gross margin was $89.3 million compared to $87.2 million in the 2004 second quarter. As a percentage of net sales, gross margin declined to 32.8% in the 2005 second quarter from 34.1% in the second quarter of 2004.

For the six months ended June 30, 2005, our gross margin was $170.6 million compared to $160.5 million for the six months ended June 30, 2004. As a percentage of net sales, gross margin declined to 32.6% in 2005 from 33.1% in 2004.

The improvement in gross margin dollars was primarily a result of the higher product volumes, especially 300 millimeter products, productivity improvements which lowered unit costs and increased sales and pricing on polysilicon.

Gross margin of $6.0 million, associated with the deferred revenue discussed above, was deferred as of June 30, 2005.

Additionally, in 2005 we changed our technology transfer process that isolated research and development (R&D) costs within manufacturing and reclassified them to R&D. See “Research and Development,” below. The change resulted in an increase in cost of goods sold with a corresponding decrease in R&D expense. The comparable costs recorded in the three and six months ended June 30, 2004 were $1.3 million and $2.6 million, respectively.

Marketing and Administration.

Marketing and administration expenses increased by $1.0 million to $18.8 million for the three months ended June 30, 2005 compared to $17.8 million for the three months ended June 30, 2004. As a percentage of net sales, marketing and administration expenses decreased to 6.9% in the 2005 second quarter from 7.0% in the 2004 period.

For the six months ended June 30, 2005, marketing and administration expenses increased $1.9 million to $36.9 million from $35.0 million for the six months ended June 30, 2004. As a percentage of net sales, marketing and administration decreased to 7.0% in the 2005 period from 7.2% for the 2004 period.

The increases were primarily a result of the increased freight on customer shipments related to the increase in large diameter product sales, higher tax-related professional fees and the increased cost of providing sample wafers to customers, partially offset by a one-time gain from a correction to the benefit obligation of a pension plan.

Research and Development.

Our R&D expenses decreased in the three months ended June 30, 2005 to $8.5 million compared to $9.3 million in the year ago period. As a percentage of net sales, R&D expenses decreased to 3.1% for the 2005 second quarter from 3.6% in the 2004 second quarter.

For the six months ended June 30, 2005, research and development expenses decreased to $17.6 million from $18.2 million for the six months ended June 30, 2004. As a percentage of net sales, R&D decreased to 3.4% for the 2005 period from 3.8% for the 2004 period. We changed our technology transfer process that isolated R&D costs within manufacturing and reclassified them to R&D. We determined that the difficulty of precisely measuring the impact of these actual costs warranted no longer classifying such costs as R&D. The comparable costs recorded in the three and six months ended June 30, 2004 were $1.3 million and $2.6 million, respectively.

We received a contract with the Department of Defense in the second quarter of 2005 related to the development of thin film silicon on insulator wafers utilizing silicon layer transfer technology (SOI). The total contract value was $12.1 million, representing the proposed development costs expected to be incurred by the company during the nine month period from April 1 through December 31, 2005. The contract provides for the government to reimburse the company $3.5 million of the total costs to be incurred of $12.1 million and is recognized on a percentage completion basis. For the three and six months ended June 30, 2005, the company recognized $1.0 million as an offset of actual SOI costs incurred within research and development expenses. Other increased expenses were due to the efforts to increase our capability in the areas of flatness, particles and crystal defectivity.

Operating Income.

Operating income increased to $62.0 million, or 22.8% of sales, in the second quarter of 2005 compared to $60.0 million, or 23.5% of sales, in the 2004 second quarter.

For the six months ended June 30, 2005, operating income increased to $116.1 million, or 22.2% of sales, from $107.3 million, or 22.2% of sales, for the six months ended June 30, 2004.

The improved operating results were primarily a result of the increases in sales discussed above.

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

Currency Losses.

Currency losses in the three months ended June 30, 2005 were $0.8 million, compared to $7.5 million in the comparable 2004 period. For the six months ended June 30, 2005, currency losses were $0.8 million, compared to $1.1 million for the year ago period.

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

Other, Net.

Our other nonoperating income remained consistent at $0.5 million in the three months ended June 30, 2005 and 2004. For the six months ended June 30, 2005, other nonoperating income decreased to $0.8 million from $2.4 million for the year ago period. This decrease was primarily a result of the recording of a $1.5 million gain in the first quarter of 2004 from a business interruption insurance recovery relating to a minor fire at Taisil in December 2003.

Income Taxes.

For the three months ended June 30, 2005, the company recorded a tax expense of $18.4 million as compared to a benefit of $12.6 million for the three months ended June 30, 2004. The expense recorded for the current quarter is reflective of a forecasted effective tax rate of 29% for 2005. The forecasted rate of 29% is exclusive of any discrete tax adjustments and without regard to future reversals of valuation allowances based on changes in judgment of projected future taxable income in the U.S. The rate is lower than the statutory rate primarily due to benefits derived from the company’s election to claim foreign tax credits, and the benefit associated with capturing other domestic tax credits.

For the six months ended June 30, 2005, the company recorded income tax expense of $14.5 million as compared to $0.9 million expense for the six months ended June 30, 2004. The expense is reflective of a forecasted rate of 29% for 2005, coupled with significant discrete tax adjustments impacting the tax provision in the first quarter. These included a tax benefit of $29.6 million due to a change in estimate of allowable depreciation deductions and the company’s election to credit foreign taxes. Prior period adjustments included a decrease in tax reserves related to the deductibility of TPG interest expense in the amount of $6.5 million, a tax expense of $6.0 million related to tax deductions for stock options exercised in prior years, a tax expense of $7.4 million related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law, and a tax expense of $1.0 million for other adjustments related to amended return filings and a reassessment of the tax basis limited by the change in control provisions under IRC Section 382.

During the three months ended June 30, 2004, the company reversed $25.3 million in valuation allowances against deferred tax assets based on our belief that it was more likely than not that certain deferred tax assets would be realized based on management’s estimate of future earnings.

Liquidity and Capital Resources.

In the six months ended June 30, 2005, we generated $133.7 million of cash from operating activities, compared to $104.8 million in the six months ended June 30, 2004. This decrease despite improved operating results was a result of the increase in working capital discussed below.

Accounts receivable of $146.6 million at June 30, 2005 decreased $12.4 million from $159.0 million at December 31, 2004. The decrease was primarily attributable to the mix of customers. Days’ sales outstanding decreased to 49 days at June 30, 2005 compared to 54 days at December 31, 2004 based upon annualized sales for the respective immediately preceding quarter. This decrease in days sales outstanding was primarily attributable to the mix of customers. As discussed below, at June 30, 2005 and December 31, 2004, we had factored $52.1 million and $51.6 million of receivables, respectively, of which $17.3 million and $18.2 million have been recorded as short-term borrowings as of June 30, 2005 and December 31, 2004, respectively.

Our inventories increased $2.1 million to $129.7 million at June 30, 2005 from $127.6 million at December 31, 2004. Finished goods inventories increased primarily as a result of lower than forecasted shipments in the first half of 2005. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, increased to six for the three month period ended June 30, 2005 compared to five at December 31, 2004. At June 30, 2005, we had approximately $21.2 million of inventory held on consignment, compared to $22.2 million at December 31, 2004. Related inventory reserves for obsolescence, lower of cost or market issues or other impairments were $4.0 million at June 30, 2005 compared to $5.0 million at December 31, 2004.

Our net deferred tax assets totaled $120.2 million as of June 30, 2005 versus $127.6 million as of December 31, 2004 (of which $7.5 million and $7.8 million was included in prepaids and other assets at June 30, 2005 and December 31, 2004, respectively). We provide for quarterly income taxes based on an estimated annual effective tax rate. We believe that it is more likely than not that, with our projections of future taxable income and after consideration of the valuation allowance, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at June 30, 2005. As of June 30, 2005, we have approximately $68.9 million in valuation allowance reducing our gross deferred tax assets.

Our accounts payable decreased $19.1 million to $105.0 million at June 30, 2005, compared to $124.1 million at the end of 2004. The decrease was partially a result of the decrease in capital expenditure-related payables following the end of the 300 millimeter expansion in Japan and the purchase of SOI related equipment domestically.

Accrued liabilities decreased $13.6 million to $43.8 million at June 30, 2005, compared to $57.4 million at the end of 2004. The decrease was a result of a variety of items, including the payment of U.S. property taxes, the payment of insurance premiums and the adjustment of certain benefits liabilities.

We had deferred revenue totaling $7.6 million related to polysilicon sales as of June 30, 2005 with a corresponding deferred cost of $1.6 million. See “Net Sales,” above. We defer product revenue for multiple element arrangements based on a fair value per unit for the total arrangement when we receive cash in excess of fair value. We also defer revenue when pricing is not fixed and determinable or other revenue recognition criteria is not met. See “Critical Accounting Estimates – Revenue Recognition,” below.

Other noncurrent liabilities decreased $38.2 million to $34.2 million at June 30, 2005, compared to $72.4 million at the end of 2004. As discussed in Note 2 to the consolidated financial statements, in the three months ended March 31, 2005, the company reversed a portion of a contingent tax liability established in 2004 for the potential non-deductibility of a portion of a $67.7 million payment to an investor group led TPG in connection with the redemption of the company’s senior subordinated secured notes. After its review and based on its analysis, the company concluded that the interest portion, or $17.7 million, of the redemption payment should be deductible and we reversed a portion, or $6.5 million, of the contingent tax liability. In addition, $29.6 million of the contingent tax liability was reversed based upon a change in estimate and the company’s election to credit foreign taxes. Additional tax contingent liability of $0.3 million was recorded related to other strategies for which the company believes have been reported properly but are likely to be challenged by taxing authorities.

Our cash used in investing activities was $111.6 million for the six months ended June 30, 2005 compared to $113.6 million for the six months ended June 30, 2004. The 2004 period included the acquisition of the remaining interest in Taisil in the 2004 first quarter for $57.2 million, net of cash acquired. Capital expenditures increased $38.8 million to $110.6 million for the six months ended June 30, 2005 primarily related to increasing our capacity and capability for our next generation products, including 300 millimeter and silicon-on-insulator (SOI), by making incremental changes to our existing manufacturing facilities and manufacturing lines. The existing facilities may be modified to permit the manufacture of greater quantities of current products. Alternatively, with incremental improvements, the existing facilities may be modified to become capable of manufacturing next generation products.

Cash used in financing activities was $10.0 million in the six months ended June 30, 2005 versus cash provided by financing activities of $26.0 million in the six months ended June 30, 2004. The change in cash from financing activities was primarily related to borrowing in 2004 of $60.0 million on our Citibank/UBS credit facility to fund the acquisition of the remaining interest in Taisil in the 2004 first quarter and the net payments on short-term borrowings and long-term debt of $5.6 million in 2005 compared to $31.7 million in 2004.

Our short-term borrowings were approximately $21.2 million at June 30, 2005, under approximately $100.6 million of short-term loan agreements. Of the $100.6 million committed short-term loan agreements, $3.3 million is unavailable as it relates to the issuance of third party letters of credit. Long-term borrowings outstanding were $128.4 million at June 30, 2005, under $307.4 million of committed long-term loan agreements. Of the $307.4 million committed long-term loan agreements at June 30, 2005, $4.3 million was unavailable as it related to the issuance of third party letters of credit. Our weighted average cost of borrowing was 3.4% at June 30, 2005 and 2.7% at December 31, 2004. Our total debt to capital ratio was 21% at June 30, 2005 compared to 25% at December 31, 2004.

We and certain of our foreign subsidiaries have entered into agreements with various financial institutions whereby we sell on a continuous basis eligible trade accounts receivable. Each of the agreements has clauses covering sales of receivables with recourse and non-recourse. All of the receivables are sold on a recourse basis. These agreements have different terms, including options for renewal, none of which extend beyond one year. Such factoring is generally limited to $90 million by our revolving credit agreement. At June 30, 2005 and December 31, 2004, we had factored $52.1 million and $51.6 million of receivables, respectively, of which $17.3 million and $18.2 million have been recorded as short-term borrowings as of June 30, 2005 and December 31, 2004, respectively, as the sale criteria under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” were not met for certain factored transactions.

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures and working capital requirements.

Subsequent Developments.

On July 21, 2005, after the close of the second quarter, the company entered into a Revolving Credit Agreement with National City Bank of the Midwest (“National City Bank”), US Bank National Association, and such other lending institutions as may from time to time become lenders (the “National City Agreement”). The National City Agreement provides for a $200 million secured revolving credit facility and replaces the $150 million revolving credit facility from Citibank/UBS (the “Citibank Facility”) and the $35 million revolving credit facility from TPG and certain of its affiliates (the “TPG Facility”).

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

Recently Issued Accounting Pronouncements

In May 2004, the FASB issued FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. See discussion in 11 of Notes to Consolidated Financial Statements herein.

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

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective in 2005 for MEMC. MEMC has determined that the adoption of FIN 47 did not have a material impact on its consolidated results of operations and financial condition.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by MEMC in the first quarter of 2006. MEMC has determined that the adoption of SFAS 154 will not have a material impact on its consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our expectation that we may need to adjust our valuation allowances during the remaining six months of 2005 if financial results continue to improve; our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing as of June 30, 2005 our belief that we have the financial resources needed to meet business requirements for the next twelve months including capital expenditure and working capital requirements; our expectation that the adoption of SFAS 123R will have an estimated negative impact on diluted earnings per share of $0.04 to $0.05 for the year ending December 31, 2006; and our belief that the implementation of SFAS 151, 154 and FIN 47 will not have a material effect on our financial condition or results of operations. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for wafers and semiconductors; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment; general economic conditions; the accuracy of our assumptions regarding future book and taxable income; actions by our competitors, customers and suppliers; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in interest and currency exchange rates; changes in the composition of worldwide taxable income; our ability to obtain commitments from lenders and close the new line of credit on the terms set forth in the engagement letter; the accuracy of our assumptions regarding the impact of the adoption of SFAS 123R on our consolidated results of operations and earnings per share; and other risks described in MEMC’s filing with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In the preparation and filing of this Form 10-Q/A, we carried out an evaluation as of June 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the three months ended June 30, 2005, the company implemented the following actions to improve internal control over financial reporting:

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

PART II -- OTHER INFORMATION

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