Form 10-Q
period 2005-09-30
MEMC ELECTRONIC MATERIALS INC
filed 2006-08-10
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The number of shares of the registrant’s common stock outstanding at October 31, 2005 was 220,946,423.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$280,743	$275,283	$803,938	$759,582
Cost of goods sold	195,497	164,537	548,113	488,334

Gross margin	85,246	110,746	255,825	271,248
Operating expenses:
Marketing and administration	18,634	17,768	55,504	52,798
Research and development	7,166	9,413	24,809	27,594

Operating income	59,446	83,565	175,512	190,856
Nonoperating (income) expense:
Interest expense	1,703	3,408	5,551	10,284
Interest income	(882)	(975)	(2,584)	(3,988)
Currency (gains) losses	(1,083)	441	(324)	1,547
Other, net	1,778	(2,474)	943	(4,861)

Total nonoperating expense	1,516	400	3,586	2,982

Income before income taxes, equity in loss of joint venture and minority interests	57,930	83,165	171,926	187,874
Income tax provision (benefit)	(45,107)	20,791	(30,595)	21,644

Income before equity in loss of joint venture and minority interests	103,037	62,374	202,521	166,230
Equity in loss of joint venture	—	—	—	(1,717)
Minority interests	(1,412)	(2,654)	(3,381)	(8,286)

Net income	$101,625	$59,720	$199,140	$156,227

Basic income per share	$0.47	$0.29	$0.94	$0.75

Diluted income per share	$0.45	$0.27	$0.88	$0.71

Weighted average shares used in computing basic income per share	214,706,291	207,829,540	210,934,542	207,584,240

Weighted average shares used in computing diluted income per share	227,148,309	220,369,530	225,538,733	220,678,058

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$107,632	$49,519
Short term investments	35,615	42,795
Accounts receivable, less allowance for doubtful accounts of $1,479 and $1,633 in 2005 and 2004, respectively	134,791	158,975
Inventories	128,103	127,564
Prepaid and other current assets	38,070	29,724

Total current assets	444,211	408,577
Property, plant and equipment, net of accumulated depreciation of $224,352 and $198,595 in 2005 and 2004, respectively	500,644	444,670
Deferred tax assets, net	164,460	119,835
Other assets	51,552	55,107

Total assets	$1,160,867	$1,028,189

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$28,100	$42,646
Accounts payable	104,147	124,083
Accrued liabilities	33,511	57,425
Deferred revenue	17,113	—
Accrued wages and salaries	32,008	19,117
Income taxes payable	16,098	10,282

Total current liabilities	230,977	253,553
Long-term debt, less current portion	106,706	116,082
Pension and post-employment liabilities	88,612	96,745
Other liabilities	35,773	72,432

Total liabilities	462,068	538,812

Minority interests	42,197	46,479
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued and outstanding at 2005 and 2004	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 220,927,718 and 209,108,105 issued at 2005 and 2004, respectively	2,216	2,091
Additional paid-in capital	184,456	154,736
Retained earnings	507,491	308,351
Accumulated other comprehensive loss	(33,614)	(17,389)
Deferred compensation	(319)	(1,263)
Treasury stock, 714,205 shares in 2005 and 2004	(3,628)	(3,628)

Total stockholders’ equity	656,602	442,898

Total liabilities and stockholders’ equity	$1,160,867	$1,028,189

See accompanying notes to consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2005	2004
		(As restated, see Note 2)
Cash flows from operating activities:
Net income	$199,140	$156,227
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,628	31,607
Interest accretion	—	3,705
Minority interests	3,381	8,286
Equity in income of joint venture	—	1,717
Stock compensation	673	1,808
Benefit from deferred taxes	(48,105)	(23,310)
Working capital and other	17,282	(5,897)

Net cash provided by operating activities	213,999	174,143

Cash flows from investing activities:
Proceeds from sale of time deposits	19,045	27,439
Purchases of time deposits	(20,060)	(8,540)
Capital expenditures	(141,567)	(99,408)
Purchase of business, net of cash acquired	—	(57,226)
Proceeds from sale of property, plant and equipment	6	72

Net cash used in investing activities	(142,576)	(137,663)

Cash flows from financing activities:
Net short-term borrowings	(7,752)	(30,552)
Proceeds from issuance of long-term debt	60,000	60,014
Principal payments on long-term debt	(70,967)	(41,922)
Debt financing fees	(1,184)	—
Proceeds from issuance of common stock	12,873	2,445
Dividend to minority interest	(9,546)	(4,765)

Net cash used in financing activities	(16,576)	(14,780)

Effect of exchange rate changes on cash and cash equivalents	3,266	(1,096)

Net increase in cash and cash equivalents	58,113	20,604
Cash and cash equivalents at beginning of period	49,519	54,894

Cash and cash equivalents at end of period	$107,632	$75,498

Supplemental schedule of non-cash investing and financing activities:
Accounts payable incurred (relieved) for acquisition of fixed assets	$(11,964)	$(1,335)

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

(2) Restatement of Consolidated Cash Flow Statements and Prior Period Adjustments

The company determined that the consolidated statements of cash flows for the nine months ended September 30, 2004 should be restated to properly reflect transactions that were incorrectly classified as operating cash flows by the company. These transactions included the following:

•	The company incorrectly recorded non-cash activities related to the financing and payment of fixed asset purchases in operating activities of $1,335 in the nine months ended September 30, 2004.

•	For the nine months ended September 30, 2004, the company incorrectly excluded proceeds from the sale of time deposits with original maturities exceeding three months of $27,439 from investing activities. For the nine months ended September 30, 2004, the company incorrectly excluded purchases of time deposits with original maturities exceeding three months of $8,540 from investing activities. These amounts were previously included in operating cash flows.

•	The company incorrectly classified trading securities as cash and cash equivalents and as a result, the change in short-term investments of $3,048 was not properly recorded in operating activities for the nine months ended September 30, 2004. This reclassification reduced the effect of exchange rate changes on cash and cash equivalents by $1,696 for the nine months ended September 30, 2004.

	Nine Months Ended September 30, 2004
	As previously reported	As restated
Cash flows from operating activities:
Benefit from deferred taxes	[1]	$(23,310)
Working capital and other	$(27,494)	(5,897)
Net cash provided by operating activities	175,856	174,143
Cash flows from investing activities:
Proceeds from sale of time deposits	—	27,439
Purchases of time deposits	—	(8,540)
Capital expenditures	(98,073)	(99,408)
Net cash used in investing activities	(155,227)	(137,663)
Effect of exchange rate changes on cash and cash equivalents	600	(1,096)
Net increase in cash and cash equivalents	$6,449	$20,604
Cash and cash equivalents at beginning of period	96,859	54,894
Cash and cash equivalents at end of period	$103,308	$75,498
Supplemental schedule of non-cash investing and financing activities:
Accounts payable incurred (relieved) for acquisition of fixed assets	$—	$(1,335)

[1]	The benefit from deferred taxes of $23,310 was included in working capital and other in the previously reported nine month period ended September 30, 2004.

Certain amounts were recorded in the first nine months of 2005 which related to previous periods. The amount of such adjustments was not material to the company’s consolidated results of operations for 2004 and prior periods, nor is the inclusion of the net expense in the results of operations for the nine months ended September 30, 2005 considered material. The effect of these adjustments on gross margin and net income for the nine months ended September 30, 2005 is as follows:

Prior Period Adjustments – increase (decrease)	Impact on Gross Margin	Impact on Net Income
Dollars in thousands
Income Taxes, net	$2,358	$(3,251)
Other	(3,712)	(2,321)

Total	$(1,354)	$(5,572)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income as reported	$101,625	$59,720	$199,140	$156,227
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	108	339	482	1,120
Deduct:
Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,499)	(2,688)	(7,870)	(7,792)

Pro forma net income	$98,234	$57,371	$191,752	$149,555

Income per share:
Basic—as reported	$0.47	$0.29	$0.94	$0.75
Diluted—as reported	$0.45	$0.27	$0.88	$0.71
Basic—pro forma	$0.46	$0.28	$0.91	$0.72
Diluted—pro forma	$0.43	$0.26	$0.85	$0.68

During 2005, MEMC discovered errors in its volatility calculations in 2004 due to incorrect market values used in the calculation. The correction for these revisions increased the total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects, by approximately $863 and $2,630 for the three and nine months ended September 30, 2004, respectively.

(5) Basis of Presentation

The accompanying unaudited consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly MEMC’s financial position and results of operations and cash flows for the periods presented. We have presented the consolidated financial statements in accordance with the requirements of Regulation S-X and consequently do not include all disclosures required by U.S. generally accepted accounting principles. These unaudited consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2004, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005.

(6) Earnings per share

For the three month periods ended September 30, 2005 and 2004, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$101,625	$101,625	$59,720	$59,720

EPS denominator:
Weighted average shares outstanding	214,664,671	214,664,671	207,814,757	207,814,757
Warrants	—	9,225,366	—	10,766,823
Stock options	—	3,200,139	—	1,760,642
Restricted stock units	41,620	58,133	14,783	27,308

Total shares	214,706,291	227,148,309	207,829,540	220,369,530

Earnings per share	$0.47	$0.45	$0.29	$0.27

For the nine month periods ended September 30, 2005 and 2004, basic and diluted earnings per share (EPS) were calculated as follows:

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$199,140	$199,140	$156,227	$156,227

EPS denominator:
Weighted average shares outstanding	210,907,256	210,907,256	207,579,276	207,579,276
Warrants	—	11,772,629	—	11,162,544
Stock options	—	2,804,096	—	1,924,841
Restricted stock units	27,286	54,752	4,964	11,397

Total shares	210,934,542	225,538,733	207,584,240	220,678,058

Earnings per share	$0.94	$0.88	$0.75	$0.71

During the three months ended September 30, 2005, Texas Pacific Group (TPG) exercised 10,000,000 warrants issued in 2001. The warrants were exercised on a cashless basis, resulting in the retirement of 1,989,391 additional warrants held by TPG which were used as payment for the exercise price.

At September 30, 2005, MEMC had outstanding 9,126,867 options and 4,677,276 warrants. For the three months ended September 30, 2005 and 2004, options to purchase 88,332 and 3,706,483 shares, respectively, of MEMC stock were excluded from the calculation of diluted EPS because the effect was antidilutive. For the nine months ended September 30, 2005 and 2004, options to purchase 510,239 and 3,572,254 shares, respectively, of MEMC stock were excluded from the calculation of diluted EPS because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

(7) Inventories

Inventories consist of the following:

	September 30, 2005	December 31, 2004
Raw materials and supplies	$14,545	$20,307
Goods in process	55,433	54,160
Finished goods	58,125	53,097

	$128,103	$127,564

(8) Comprehensive Income

Comprehensive income for the three months ended September 30, 2005 and 2004 was $96,573 and $57,721, respectively. Comprehensive income for the nine months ended September 30, 2005 and 2004 was $182,915 and $156,187, respectively. MEMC’s only adjustment from net income to comprehensive income was foreign currency translation adjustments in each period presented.

(9) Debt

Our short-term borrowings totaled approximately $14,158 (includes factored receivables, as discussed below) at September 30, 2005, under approximately $89,665 of short-term loan agreements. Of the $89,665 committed short-term loan agreements, $2,534 is unavailable as it relates to the issuance of third party letters of credit.

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

At September 30, 2005 and December 31, 2004, we had factored $43,002 and $51,584 of receivables, respectively, of which $10,727 and $18,247 have been recorded as short-term borrowings as of September 30, 2005 and December 31, 2004, respectively, as the sale criteria under SFAS 140 were not met for certain factored transactions.

Long-term borrowings outstanding were $120,647 at September 30, 2005, under $287,189 of long-term committed loan facilities. Of the $287,189 committed long-term loan agreements at September 30, 2005, $7,050 was unavailable as it related to the issuance of third party letters of credit.

On July 21, 2005, the company entered into a Revolving Credit Agreement with National City Bank of the Midwest, US Bank National Association, and such other lending institutions as may from time to time become lenders (the “National City Agreement”). The National City Agreement provides for a $200,000 secured revolving credit facility and replaced the $150,000 revolving credit facility from Citibank/UBS and the $35,000 revolving credit facility from TPG and certain of its affiliates.

The extinguishment of the Citibank/UBS and the TPG credit facilities resulted in the write-off of $1,929 of deferred financing fees. This loss was recorded in nonoperating expenses for the three months ended September 30, 2005.

(10) Income Taxes

For the three months ended September 30, 2005, the company recorded a tax benefit of $45,107 as compared to a provision of $20,791 for the three months ended September 30, 2004. The benefit recorded for the current quarter is reflective of a forecasted effective tax rate of 29% for 2005. In addition, the company reversed $67,069 in valuation allowances against deferred tax assets as we believe that it is more likely than not that certain deferred tax assets will be realized taking into consideration all available evidence including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses) and the expected timing of the reversals of existing temporary differences by taxable jurisdiction. The company recorded a tax expense of $6,168 based upon a change in estimate of the company’s state effective tax rate. The forecasted rate of 29% is exclusive of any discrete tax adjustments and without regard to future reversals of valuation allowances based on changes in judgment of projected future taxable income in the U.S. The rate is lower than the statutory rate primarily due to benefits derived from the company’s election to claim foreign tax credits, and the benefit associated with capturing other domestic tax credits.

For the nine months ended September 30, 2005, the company recorded income tax benefit of $30,595 as compared to $21,644 expense for the nine months ended September 30, 2004. The benefit is reflective of a forecasted rate of 29% for 2005, coupled with significant discrete tax adjustments impacting the tax provision in 2005. In the first quarter, the company recorded a tax benefit due to a change in estimate of allowable depreciation deductions of $29,618, and the company’s election to credit foreign taxes. The company also recorded a decrease in tax reserves related to the deductibility of TPG interest expense in the amount of $6,478. The company recorded tax expense of $6,024 related to tax deductions for stock options exercised in prior years. The company recorded additional tax expense of $7,670 related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law. As discussed above, the company recorded a benefit of $67,069 in the third quarter for reversal of valuation allowances against deferred tax assets and a tax expense of $6,168 due to a change in estimate of our state effective tax rate.

(11) Benefit Plans

Net periodic benefit cost consists of the following:

	Three Months Ended September 30, 2005		Three Months Ended September 30, 2004		Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service Cost	$936	$89	$973	$60	$2,808	$267	$2,929	$180
Interest Cost	2,321	621	2,265	743	6,963	1,863	6,799	2,228
Expected return on plan assets	(1,881)	—	(1,493)	—	(5,643)	—	(4,427)	—
Amortization of service costs	3	—	1	—	9	—	3	—
Net actuarial loss/(gain)	413	(139)	239	—	1,239	(417)	752	—
Transition obligation recognized	4	—	—	—	14	—	—	—
Curtailment charge	259	—	—	—	259	—	—	—

Net periodic benefit cost	$2,055	$571	$1,985	$803	$5,649	$1,713	$6,056	$2,408

In May 2004, the FASB issued FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the “Medicare Act”). The Medicare Act was enacted December 8, 2003. FSP 106-2 supersedes FSP 106-1, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003,” and provides authoritative guidance on accounting for the federal subsidy specified in the Medicare Act. The Medicare Act provides for a federal subsidy equal to 28% of certain prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. We have determined that our plan will qualify for a subsidy in 2006. As a result of the subsidy, net periodic postretirement benefit cost was reduced by $141 and $423 for the three and nine months ended September 30, 2005, respectively, and the accumulated post-employment benefit obligation decreased by $3,487 as of March 31, 2005.

(12) Commitments and Contingencies

Indemnification

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims.

Litigation

Albemarle Corporation et al. vs. MEMC Electronic Materials, Inc., et al.

In a case entitled Damewood vs. Ethyl Corporation, et al. (Cause No. 96-38521), filed on August 1, 1996, three employees of the former operator of MEMC Pasadena’s plant, Albemarle Corporation, filed suit against us and others in the 189th Judicial District Court, Harris County, Texas. The employees alleged that they sustained injuries during an explosion at that plant on January 27, 1996. We settled this matter with the plaintiffs and were dismissed as a party. One of the other defendants, Ethyl Corporation, was the only defendant in this case at the time of trial in October 1998. A jury awarded a verdict in favor of the plaintiffs that resulted in a judgment against Ethyl Corporation in the amount of approximately $6,800. Ethyl Corporation appealed this judgment. Ethyl Corporation and the plaintiffs subsequently settled this matter for approximately $5,200.

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

In a case entitled Albemarle Corporation et al. vs. MEMC Electronic Materials, Inc., et al. (Cause No. 2002-59930), filed on November 20, 2002 in the 55th Judicial District Court, Harris County, Texas, Albemarle and its insurers filed suit against us and MEMC Pasadena seeking indemnification and costs of defense in the above matter. On February 14, 2003, we filed an answer denying the allegations by Albemarle Corporation and its insurers. On March 17, 2003, we filed a counterclaim against Albemarle Corporation seeking indemnification, costs of defense and payment of certain funds recovered by Albemarle Corporation’s workers’ compensation carrier in connection with the above matter. On October 22, 2004, the court entered an order granting Albemarle’s motion for summary judgment and denying our motion for summary judgment. The court did not consider the issue of damages. We appealed the summary judgment decision on April 15, 2005. Both parties have briefed the issue with the appellate court and are awaiting a decision.

We do not believe that this matter will have a material adverse affect on our consolidated results of operations and financial condition. Due to uncertainty regarding the litigation process, however, the scope and interpretation of contractual indemnity provisions and the status of any insurance coverage, the outcome of this matter could be unfavorable, in which event we might be required to pay damages and other expenses.

Sumitomo Mitsubishi Silicon Corporation et al. vs. MEMC Electronic Materials, Inc.

On December 14, 2001, MEMC filed a lawsuit against Sumitomo Mitsubishi Silicon Corporation (“SUMCO”) and several of its affiliates in the Northern District of California (the “First SUMCO Case”) alleging infringement of one of MEMC’s U.S. patents. On March 16, 2004, the court entered summary judgment against MEMC. MEMC appealed this decision to the U.S. Federal Circuit Court of Appeals, and on August 22, 2005, the U.S. Federal Circuit Court of Appeals reversed the grant of summary judgment with respect to inducement of infringement by SUMCO, and the case was remanded to the U.S. District Court for further proceedings. On February 24, 2006, the U.S District Court granted certain summary judgment motions of each of SUMCO and MEMC. In light of the summary judgment rulings in favor of SUMCO, on February 27, 2006 the U.S District Court issued a final judgment against MEMC in the First SUMCO Case. On February 28, 2006, MEMC filed its Notice of Appeal of the grant of certain of the summary judgment rulings in favor of SUMCO in the First SUMCO Case with the U.S. Federal Circuit Court of Appeals.

On July 13, 2004, SUMCO and certain of its affiliates filed a lawsuit against MEMC in the U.S. District Court for the District of Delaware (the “Second SUMCO Case”) in a case captioned Sumitomo Mitsubishi Silicon Corporation, aka SUMCO, a corporation of Japan and SUMCO USA Corporation, a Delaware corporation, v. MEMC Electronic Materials, Inc., a Delaware corporation, Civil Action No. 04-852-SLR. In May 2005, MEMC successfully had this case removed to the Northern District of California, although the Second SUMCO Case and the First SUMCO Case will not be consolidated. In the Second SUMCO Case, plaintiffs allege that MEMC violated the antitrust laws by attempting to control sales of low defect silicon wafers in the United States, including through its patent policies and enforcement of its patents related to low defect silicon wafers. Plaintiffs also seek a declaratory judgment that plaintiffs’ wafers do not infringe the claims of two MEMC patents and that these two MEMC patents are invalid and unenforceable. Finally, plaintiffs allege that these two MEMC patents are void and unenforceable because of MEMC’s alleged patent misuse. Plaintiffs seek treble damages in an unspecified amount, and attorneys’ fees and costs incurred by plaintiffs in the Second SUMCO Case and in the First SUMCO Case. MEMC had asserted defenses against these claims, including a counterclaim for infringement of one of the two patents. In June 2006, in light of the pending appeal with the U.S. Federal Circuit Court of Appeals on certain matters from the First SUMCO Case, certain of the counts related to the two MEMC patents were dismissed from the Second SUMCO Case without prejudice. MEMC believes that SUMCO’s position in the Second SUMCO Case has no merit and is asserting a vigorous defense. We do not believe that this matter will have a material adverse affect on our consolidated results of operations and financial condition. Due to uncertainty regarding the litigation process, however, the outcome of this matter could be unfavorable, in which event we might be required to pay damages and other expenses.

(13) Insurance Recovery

In December 2004, our Novara, Italy plant experienced a minor fire. In March 2005, we recorded an insurance recovery receivable of $2,014 that was recorded as a reduction of cost of goods sold.

(14) Government Grant

We received a contract with the Department of Defense in the second quarter of 2005 related to the development of thin film silicon on insulator (SOI) wafers utilizing silicon layer transfer technology. The total contract value was $12,069, representing the proposed development costs expected to be incurred by the company during the nine month period from April 1 through December 31, 2005. The contract provides for the government to reimburse the company $3,514 of the total costs to be incurred of $12,069 and is recognized on a proportionate cost basis. For the three and nine months ended September 30, 2005, the company recognized $1,250 and $2,238, respectively, as an offset of actual SOI costs incurred within research and development expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview.

The company showed solid improvements in sales, net income and cash flow in the first nine months of 2005 compared to the first nine months of 2004, despite supply disruptions caused by two major hurricanes. Wafer unit volumes continued to improve as the semiconductor industry finished up its first full quarter following the inventory adjustment period. Additionally, a secondary offering by the investor group led by Texas Pacific Group (TPG) of 18.3 million shares was completed in August 2005. The shares offered included all of the remaining shares on the resale shelf registration statement filed in February 2004, including 10.0 million shares acquired by TPG upon the exercise of warrants issued in 2001.

On August 7, 2006, the Audit Committee of the Board of Directors of the Company determined that the consolidated statements of cash flows for the first three quarters of 2004 and the year ended December 31, 2004 should be restated to properly reflect transactions that were incorrectly classified as operating cash flows. This report on Form 10-Q reflects the restatement, which is more fully discussed in Note 2 of Notes to Consolidated Financial Statements herein.

Certain amounts were recorded in the first nine months of 2005 which related to previous periods. The amount of such adjustments was not material to the our consolidated results of operations for 2004 and prior periods, nor is the inclusion of the net expense in the results of operations for the nine months ended September 30, 2005 considered material. The effect of these adjustments on gross margin and net income for the nine months ended September 30, 2005 is as follows:

Prior Period Adjustments – increase (decrease)	Impact on Gross Margin	Impact on Net Income
Dollars in millions
Income Taxes, net	$2.4	$(3.3)
Other	(3.7)	(2.3)

Total	$(1.3)	$(5.6)

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

Net Sales.

Our net sales increased by 2.0% to $280.7 million in the third quarter of 2005 from $275.3 million in the third quarter of 2004. For the nine months ended September 30, 2005, net sales increased by 5.8% to $803.9 million from $759.6 million for the nine months ended September 30, 2004. In both the 2005 third quarter and the 2005 nine month period, the sales increase was primarily due to higher product volumes and a favorable change in the mix of wafer products. These increases were partially offset by lower wafer average selling prices. Year to year overall wafer average selling prices decreased 6.8% compared to the third quarter of 2004 and 1.8% for the nine month period.

We had deferred revenue totaling $17.1 million related to polysilicon sales as of September 30, 2005 with a corresponding deferred cost of $0.6 million. This revenue related to multiple element arrangements for polysilicon sales for which we received cash in the first nine months of 2005. We will not recognize the deferred revenue until all elements of the arrangements are satisfied. See “Critical Accounting Estimates – Revenue Recognition,” below.

Gross Margin.

In the 2005 third quarter, our gross margin was $85.2 million compared to $110.7 million in the 2004 third quarter. As a percentage of net sales, gross margin declined to 30.4% in the 2005 third quarter from 40.2% in the third quarter of 2004. The gross margin decline was primarily a result of lower wafer average selling prices as discussed above.

For the nine months ended September 30, 2005, our gross margin was $255.8 million compared to $271.2 million for the nine months ended September 30, 2004. As a percentage of net sales, gross margin for the nine month period decreased to 31.8% in 2005 from 35.7% in 2004.

Gross margin of $16.5 million, associated with the deferred revenue discussed above, was deferred as of September 30, 2005.

Additionally, in 2005 we changed our technology transfer process that isolated research and development (R&D) costs within manufacturing and reclassified them to R&D. See “Research and Development,” below. The change resulted in an increase in cost of goods sold with a corresponding decrease in R&D expense. The comparable costs recorded in the 2004 third quarter and for the nine months ended September 30, 2004 were $2.1 million and $4.7 million, respectively.

Marketing and Administration.

Marketing and administration expenses for the three months ended September 30, 2005 increased to $18.6 million compared to $17.8 million for the three months ended September 30, 2004. As a percentage of net sales, marketing and administration expenses increased to 6.6% in the 2005 third quarter from 6.5% in the 2004 third quarter.

For the nine months ended September 30, 2005, marketing and administration expenses increased to $55.5 million from $52.8 million for the nine months ended September 30, 2004. As a percentage of net sales, marketing and administration decreased to 6.9% in the 2005 period from 7.0% for the 2004 period.

The increases in aggregate dollar amount of marketing and administrative expenses were primarily a result of the increased freight on customer shipments related to the increase in large diameter product sales, higher tax-related professional fees and the increased cost of providing sample wafers to customers. These increases were partially offset by the termination of a management advisory agreement with TPG in March 2005.

Research and Development.

Our R&D expenses decreased in the three months ended September 30, 2005 to $7.2 million compared to $9.4 million in the year ago period. As a percentage of net sales, R&D expenses decreased to 2.6% for the 2005 third quarter from 3.4% in the 2004 third quarter.

For the nine months ended September 30, 2005, research and development expenses decreased to $24.8 million from $27.6 million for the nine months ended September 30, 2004. As a percentage of net sales, R&D expenses decreased to 3.1% for the 2005 period from 3.6% for the 2004 period. We changed our technology transfer process that isolated R&D costs within manufacturing and reclassified them to R&D. We determined that the difficulty of precisely measuring the impact of these actual costs warranted no longer classifying such costs as R&D. The comparable costs recorded in the three and nine months ended September 30, 2004 were $2.1 million and $4.7 million, respectively.

We received a contract with the Department of Defense in the second quarter of 2005 related to the development of thin film silicon on insulator (SOI) wafers. The total contract value was $12.1 million, representing the proposed development costs expected to be incurred by the company during the nine month period from April 1 through December 31, 2005. The contract provides for the government to reimburse the company $3.5 million of the total costs to be incurred of $12.1 million and is recognized on a percentage completion basis. For the three and nine months ended September 30, 2005, the company recognized $1.3 million and $2.2 million, respectively, as an offset of actual SOI costs incurred within research and development expenses.

Operating Income.

Operating income decreased to $59.4 million, or 21.2% of sales, in the third quarter of 2005 compared to $83.6 million, or 30.4% of sales, in the 2004 third quarter. This decrease is primarily a result of the changes in gross margin discussed above.

For the nine months ended September 30, 2005, operating income decreased to $175.5 million, or 21.8% of sales, from $190.9 million, or 25.1% of sales, for the nine months ended September 30, 2004. The decrease is primarily a result of the changes in gross margin discussed above.

Nonoperating (Income) Expense.

Interest Expense.

In the three months ended September 30, 2005, interest expense decreased to $1.7 million, compared to $3.4 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, interest expense decreased to $5.6 million from $10.3 million for the nine months ended September 30, 2004. The decrease in interest expense was primarily the result of the redemption in December 2004 of the senior subordinated secured notes as well as the reduction of our South Korean debt throughout 2004.

Interest Income.

In the three months ended September 30, 2005, interest income decreased to $0.9 million, compared to $1.0 million for the three months ended September 30, 2004. For the nine months ended September 30, 2005, interest income decreased to $2.6 million from $4.0 million for the nine months ended September 30, 2004. The decrease in interest income was primarily the result of the liquidations of short-term investments in South Korea to fund the reduction of our South Korean debt throughout 2004.

Currency (Gains) Losses.

Currency gains in the three months ended September 30, 2005 were $1.1 million, compared to losses of $0.4 million in the three months ended September 30, 2004. For the nine months ended September 30, 2005, currency gains were $0.3 million, compared to losses of $1.5 million for the year ago period.

On July 1, 2004, we designated a Yen-based intercompany loan as a long-term investment with settlement not planned or anticipated in the foreseeable future. Since we no longer expect settlement of this intercompany loan, foreign currency gains and losses from this loan are no longer being recorded in the consolidated statement of operations. The current year gains and losses are primarily related to Yen-based third party debt and working capital.

Other, Net.

In the three months ended September 30, 2005, other nonoperating expense was $1.8 million compared to income of $2.5 million in the three months ended September 30, 2004. For the nine months ended September 30, 2005, other nonoperating expense was $0.9 million compared to income of $4.9 million for the year ago period. This decrease was primarily a result of the writing-off of $1.9 million of deferred financing fees in conjunction with the extinguishment of the Citibank/UBS and the TPG credit facilities. Nonrecurring gains in 2004 included a $1.5 million gain in the first quarter of 2004 from a business interruption insurance recovery relating to a minor fire at Taisil in December 2003 and a $1.7 million gain recorded from the termination of a customer supply arrangement in August 2004.

Income Taxes.

For the three months ended September 30, 2005, we recorded a tax benefit of $45.1 million as compared to a provision of $20.8 million for the three months ended September 30, 2004. The benefit recorded for the current quarter is reflective of a forecasted effective tax rate of 29% for 2005. In addition, we reversed $67.1 million in valuation allowances against deferred tax assets as we believe that it is more likely than not that certain deferred tax assets will be realized taking into consideration all available evidence including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses) and the expected timing of the reversals of existing temporary differences by taxable jurisdiction. We recorded a tax expense of $6.2 million due to a change in estimate of our state effective tax rate.

For the nine months ended September 30, 2005, we recorded income tax benefit of $30.6 million as compared to $21.6 million expense for the nine months ended September 30, 2004. The expense is reflective of a forecasted rate of 29% for 2005, coupled with significant discrete tax adjustments impacting the tax provision in 2005. In the first quarter, we recorded prior period adjustments of $7.9 million additional expense and reassessment of reserves resulting in a benefit of $29.6 million. We recorded a tax benefit of $29.6 million due to a change in estimate of allowable depreciation deductions, and the company’s election to credit foreign taxes. We also recorded a decrease in tax reserves related to the deductibility of TPG interest expense in the amount of $6.5 million. We recorded expense of $6.0 million related to tax deductions for stock options exercised in prior years. We recorded additional tax expense of $7.4 million related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law. We recorded additional expense of $0.9 million relating to amended return filings and a reassessment of tax basis limitations. As discussed above, we recorded a benefit of $67.1 million in the third quarter for reversal of valuation allowances against deferred tax assets and a tax expense of $6.2 due to a change in estimate of our state effective tax rate.

Liquidity and Capital Resources.

In the nine months ended September 30, 2005, we generated $214.0 million of cash from operating activities, compared to $174.1 million in the nine months ended September 30, 2004. This increase was a result of the improved operating results discussed above.

Accounts receivable of $134.8 million at September 30, 2005 decreased $24.2 million from $159.0 million at December 31, 2004. This decrease was primarily attributable to the mix of customers and collection from the end customer of certain previously factored receivables. Our overall days sales outstanding improved to 44 days at September 30, 2005 compared to 54 days at December 31, 2004 based upon annualized sales for the respective immediately preceding quarter. This decrease in days sales outstanding was primarily attributable to the mix of customers. As discussed below, at September 30, 2005 and December 31, 2004, we had factored $43.0 million and $51.6 million of receivables, respectively, of which $10.7 million and $18.2 million have been recorded as short-term borrowings as of September 30, 2005 and December 31, 2004, respectively.

Our inventories increased $0.5 million to $128.1 million at September 30, 2005 from $127.6 million at December 31, 2004. Finished goods inventories increased primarily as a result of lower than forecasted shipments in the first nine months of 2005. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, increased to six for the three month period ended September 30, 2005 compared to five at the three month period December 31, 2004. At September 30, 2005, we had approximately $25.8 million of inventory held on consignment, compared to $22.2 million at December 31, 2004. Related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $3.5 million at September 30, 2005 compared to $5.0 million at December 31, 2004.

Our net deferred tax assets totaled $179.5 million as of September 30, 2005 versus $127.6 million as of December 31, 2004 (of which $15.0 million and $7.8 million was included in prepaids and other assets at September 30, 2005 and December 31, 2004, respectively). We provide for quarterly income taxes based on an estimated annual effective tax rate. We believe that it is more likely than not that, with our projections of future taxable income and after consideration of the valuation allowance, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at September 30, 2005. Based on this, we reversed $67.1 million of valuation allowance in the three months ended September 30, 2005 that had been recorded against domestic deferred tax assets.

Our accounts payable decreased $20.0 million to $104.1 million at September 30, 2005, compared to $124.1 million at the end of 2004. The decrease was partially a result of the decrease in capital expenditure-related payables following the end of the 300 millimeter expansion in Japan and the purchase of SOI-related equipment domestically.

Accrued liabilities decreased $23.9 million to $33.5 million at September 30, 2005, compared to $57.4 million at the end of 2004. The decrease was a result of a variety of items including the payment of U.S. property taxes, the payment of insurance premiums, the payment of withholding taxes on dividends and the adjustment of certain benefits liabilities.

We had deferred revenue totaling $17.1 million related to polysilicon sales as of September 30, 2005 with a corresponding deferred cost of $0.6 million. See “Net Sales,” above. We defer product revenue for multiple element arrangements based on a fair value per unit for the total arrangement when we receive cash in excess of fair value. We also defer revenue when pricing is not fixed and determinable or other revenue recognition criteria is not met. See “Critical Accounting Estimates – Revenue Recognition,” below.

Other noncurrent liabilities decreased $36.6 million to $35.8 million at September 30, 2005, compared to $72.4 million at the end of 2004. In the three months ended March 31, 2005, the company reversed a portion of a contingent tax liability established in 2004 for the potential non-deductibility of a portion of a $67.7 million payment to an investor group led by TPG in connection with the redemption of the company’s senior subordinated secured notes. After our review and analysis, we concluded that the interest portion, or $17.7 million, of the redemption of the company’s senior subordinated secured notes should be deductible. Based upon the company’s analysis, $6.5 million of the liability associated with this redemption was reversed in the quarter ended March 31, 2005. In addition, $29.6 million of the contingent tax liability was reversed based upon a change in estimate and the company’s election to credit foreign taxes. Additional tax contingent liability of $0.3 million was recorded related to other strategies for which the company feels have been reported properly but are likely to be challenged by taxing authorities.

In the nine months ended September 30, 2005, we generated $214.0 million of cash from operating activities, compared to $174.1 million in the nine months ended September 30, 2004. This improvement was primarily due to our improved operating results.

Our cash used in investing activities was $142.6 million for the nine months ended September 30, 2005 compared to $137.7 million for the nine months ended September 30, 2004. The 2004 period included the acquisition of the remaining interest in Taisil in the 2004 first quarter for $57.2 million, net of cash acquired. Cash used for capital expenditures increased $42.2 million to $141.6 million for the nine months ended September 30, 2005, with incremental changes to our existing manufacturing facilities and manufacturing lines primarily related to increasing our capacity and capability for our next generation products, including 300 millimeter and SOI. Our existing facilities may be modified to permit the manufacture of greater quantities of current products. Alternatively, with incremental improvements, the existing facilities may be modified to become capable of manufacturing next generation products.

Cash used in financing activities was $16.6 million in the nine months ended September 30, 2005 versus $14.8 million in the nine months ended September 30, 2004. The change in cash from financing activities was primarily related to the change in factored receivables slightly offset by the proceeds from issuance of common stock upon exercise of stock options of $12.9 million in 2005 compared to $2.4 million in 2004.

Our short-term borrowings were approximately $14.2 million at September 30, 2005, under approximately $89.7 million of short-term loan agreements. Of the $89.7 million committed short-term loan agreements, $2.5 million is unavailable as it relates to the issuance of third party letters of credit. Long-term borrowings outstanding were $120.6 million at September 30, 2005, under $287.2 million of committed long-term loan agreements. Of the $287.2 million committed long-term loan agreements at September 30, 2005, $7.1 million was unavailable as it related to the issuance of third party letters of credit. Our weighted average cost of borrowing was 3.5% at September 30, 2005 and 2.7% at December 31, 2004. Our total debt to capital ratio at September 30, 2005 was 16%, compared to 25% at December 31, 2004.

We and certain of our foreign subsidiaries have entered into agreements with various financial institutions whereby we sell on a continuous basis eligible trade accounts receivable. Each of the agreements has clauses covering sales of receivables with recourse and non-recourse. All of the receivables are sold on a recourse basis. These agreements have different terms, including options for renewal, none of which extend beyond one year. Such factoring is generally limited to $90 million by our revolving credit agreement. At September 30, 2005 and December 31, 2004, we had factored $43.0 million and $51.6 million of receivables, respectively, of which $10.7 million and $18.2 million have been recorded as short-term borrowings as of September 30, 2005 and December 31, 2004, respectively, as the sale criteria under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” were not met for certain factored transactions.

On July 21, 2005, the company entered into a Revolving Credit Agreement with National City Bank of the Midwest (“National City Bank”), US Bank National Association, and such other lending institutions as may from time to time become lenders (the “National City Agreement”). The National City Agreement provides for a $200 million secured revolving credit facility and replaced the $150 million revolving credit facility from Citibank/UBS (the “Citibank Facility”) and the $35 million revolving credit facility from TPG and certain of its affiliates (the “TPG Facility”).

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

The extinguishment of the Citibank Facility and the TPG Facility resulted in the write-off of approximately $1.9 million of deferred financing fees. This loss was recorded in nonoperating expenses for the three months ended September 30, 2005.

We believe that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures and working capital requirements.

Critical Accounting Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. Application of these accounting policies, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. MEMC’s significant accounting policies are more fully discussed in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2004.

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

Property, Plant and Equipment

We depreciate our building, improvements, and machinery and equipment evenly over the assets’ estimated useful lives. Changes in circumstances such as technological advances, changes in our business model, or changes in our capital strategy could result in the actual useful lives differing from our estimates. In those cases where we determine that the useful life of property, plant and equipment should be shortened or lengthened, we depreciate the net book value over its remaining useful life.

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

The company is subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes. We are subject to tax audits in these jurisdictions from time to time. While it is often difficult to predict the final outcome or the timing of the resolution of any particular tax matter, we believe that our tax liabilities reflect the probable outcome of known contingencies.

Employee-related Liabilities

We have a long-term liability for our defined benefit pension and other post-retirement benefit plans. Detailed information related to this liability is included in Note 9 of Notes to Consolidated Financial Statements herein. Our pension obligation is funded in accordance with provisions of federal law.

Our pension and other post retirement liabilities are actuarially determined, and we use various actuarial assumptions, including the discount rate, rate of salary increase, and expected return on assets, to estimate our costs and obligations. If our assumptions do not materialize as expected, expenditures and costs that we incur could differ from our current estimates.

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

Recently Issued Accounting Pronouncements

In May 2004, the FASB issued FSP No. 106-2 (“FSP 106-2”), “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003”. See discussion in Note 10 of Notes to Consolidated Financial Statements herein.

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

In March 2005, the FASB issued FIN 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47), which requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 is effective in 2005 for MEMC. MEMC has determined that the adoption of FIN 47 did not have a material impact on its consolidated results of operations and financial condition.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, “Accounting Changes and Error Corrections” (SFAS 154) which replaces Accounting Principles Board Opinions No. 20 “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements—An Amendment of APB Opinion No. 28.” SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes retrospective application, or the latest practicable date, as the required method for reporting a change in accounting principle and the reporting of a correction of an error. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 and is required to be adopted by MEMC in the first quarter of 2006. MEMC has determined that the adoption of SFAS 154 will not have a material impact on its consolidated results of operations and financial condition.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. The company has not yet determined the impact FIN 48 will have on its consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including our forecasted effective tax rate of 29% for 2005, our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing as of September 30, 2005; our belief that we have the financial resources needed to meet business requirements for the next twelve months, including capital expenditure and working capital requirements; our expectation that the adoption of SFAS 123R will have an estimated negative impact on diluted earnings per share of $0.04 to $0.05 for the year ending December 31, 2006; and our belief that the implementation of FIN 47 and SFAS 154 will not have a material effect on our financial condition or results of operations. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for wafers and semiconductors; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment; general economic conditions; the accuracy of our assumptions regarding future book and taxable income; actions by our competitors, customers and suppliers; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in interest and currency exchange rates; changes in the composition of worldwide taxable income; our ability to obtain commitments from lenders; the accuracy of our assumptions regarding the impact of the adoption of SFAS 123R on our consolidated results of operations and earnings per share; and other risks described in MEMC’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2004.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2005 that have materially affected or are reasonably likely to materially affect the company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Sumitomo Mitsubishi Silicon Corporation et al. vs. MEMC Electronic Materials, Inc.

On December 14, 2001, MEMC filed a lawsuit against Sumitomo Mitsubishi Silicon Corporation (“SUMCO”) and several of its affiliates in the Northern District of California alleging infringement of one of MEMC’s U.S. patents. On March 16, 2004, the court entered summary judgment against MEMC. MEMC appealed this decision to the U.S. Federal Circuit Court of Appeals, and on August 22, 2005, the U.S. Federal Circuit Court of Appeals reversed the grant of summary judgment with respect to inducement of infringement by SUMCO, and the case was remanded to the U.S. District Court for further proceedings. On February 24, 2006, the U.S District Court granted certain summary judgment motions of each of SUMCO and MEMC. In light of the summary judgment rulings in favor of SUMCO, on February 27, 2006 the U.S District Court issued a final judgment against MEMC. On February 28, 2006, MEMC filed its Notice of Appeal of the grant of certain of the summary judgment rulings in favor of SUMCO with the U.S. Federal Circuit Court of Appeals.

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

August 10, 2006

/s/ Kenneth H. Hannah
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