Form 10-K
period 2005-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2006-08-10
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code:

(636) 474-5000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
$.01 Par Value Common Stock	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes    ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes    ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.    Large accelerated filer    ☒    Accelerated filer    ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes    ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant, based upon the closing price of such stock on June 30, 2005 of $15.77, as reported by the New York Stock Exchange, and 209,323,066 shares outstanding on such date, was approximately $2,096,304,097. The number of shares outstanding of the registrant’s Common Stock as of June 30, 2006, was 222,023,958 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s 2005 Annual Report to Stockholders (Part I and Part II)

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

On November 13, 2001, an investor group led by Texas Pacific Group and including TPG Wafer Holdings LLC and funds managed by Leonard Green & Partners, L.P. and TCW/Crescent Mezzanine Management LLC (collectively, TPG) acquired beneficial ownership of approximately 72% of our outstanding common stock and approximately $910 million of our debt from E.ON AG. All of the debt acquired by TPG from E.ON has been restructured or repaid. As part of the restructuring, TPG received shares of our Series A Cumulative Convertible Preferred Stock. On July 10, 2002, TPG converted all of the outstanding shares of Series A Cumulative Convertible Preferred Stock and the related accumulated but unpaid dividends into 125,010,556 shares of MEMC common stock. TPG sold approximately 15 million, 34 million, 66 million and 18 million shares of our common stock in public offerings in May 2003, February 2004, February 2005 and August 2005, respectively. TPG currently beneficially owns approximately 25% of our outstanding common stock.

In 2005, we were engaged in one reportable industry segment—the design, manufacture and sale of silicon wafers. Financial information regarding this industry segment is contained in our 2005 Annual Report, which information is incorporated herein by reference.

Industry Background

Almost all semiconductors are manufactured from wafers, and thus the performance of the wafer industry is highly correlated to the unit shipments of the semiconductor device industry. The worldwide semiconductor device industry grew at a compound annual growth rate of 10% from 73 billion units in 1985 to 456 billion units in 2005, according to SIA & WSTS. In 2005, semiconductor device units increased 5% from 2004, according to SIA & WSTS.

The silicon wafer industry grew at a compound annual growth rate of 9% from 1,118 million square inches in 1985 to 6,645 million square inches in 2005, according to SIA/SEMI. In 2005, silicon wafer volumes grew 6.1%, according to SEMI.

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

Semiconductor device manufacturers continue to move towards devices with shrinking device geometries (i.e., the distance between the electrical contacts on the device) and more stringent technical specifications. The wafers required to produce these next-generation devices are being developed in larger diameters. Thus, semiconductor device manufacturers continue to move to larger diameter wafers, with the 200 millimeter wafer being the primary wafer used today.

Over the past decade, we believe the wafer industry has consolidated, with only four suppliers now having more than a 10% share of the overall market. We believe this change in the competitive landscape is causing segmentation between larger and smaller producers with larger manufacturers gaining an increasing share of the overall wafer market. Semiconductor device manufacturers seek suppliers with whom they can better align wafer technology development with their own product development efforts. We believe these manufacturers will continue to select wafer suppliers that offer advanced technological capabilities, a broad product portfolio and superior service to satisfy their exacting device requirements.

Products

We offer wafers with a wide variety of features satisfying numerous product specifications to meet our customers’ exacting requirements. Our wafers vary in diameter, surface features, composition, purity levels, crystal properties and electrical properties. We provide our customers with a reliable supply of high quality wafers with consistent characteristics. These wafers range from 100 millimeter to 300 millimeter in diameter. Our wafers are used as a starting material for the manufacture of various types of semiconductor devices, including microprocessor, memory, logic and power devices. In turn, these semiconductor devices are used in computers, cellular phones and other mobile electronic devices, automobiles and other consumer and industrial products.

We continue to advance our products’ capabilities. In addition to other new product offerings, we offer wafers with the Magic Denuded Zone®, or MDZ®, product feature. As compared to traditional techniques, this patented product feature can increase our customers’ yields in both prime polished and epitaxial wafers by drawing impurities away from the surface of the wafer in a manner that is efficient and reliable, with results that are reproducible.

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

Epitaxial Wafers

Our epitaxial, or EPI, wafers consist of a thin silicon layer grown on the polished surface of the wafer. Typically, the epitaxial layer has different electrical properties from the underlying wafer. This provides our customers with better isolation between circuit elements than a polished wafer, and the ability to tailor the wafer to the specific demands of the device. Without sufficient isolation of the various circuit elements, the elements could communicate electrically with each other, which could render the device useless. Epitaxial wafers provide improved isolation, thereby allowing for increased reliability of the finished semiconductor device and greater efficiencies during the semiconductor manufacturing process, which ultimately allows for more complex semiconductor devices.

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

Test/Monitor Wafers

We supply test/monitor wafers to our customers for their use in testing semiconductor fabrication lines and processes. Although test/monitor wafers are substantially the same as prime polished wafers with respect to cleanliness, and in some cases flatness, other specifications are generally less rigorous. This allows us to produce some of the test/monitor wafers from the portion of the silicon ingot that does not meet customer specifications for wafers to be used in the manufacture of semiconductors.

Sales, Marketing and Customers

We market our products primarily through a global direct sales force. We have customer service and support centers globally, including in China, France, Germany, Italy, Japan, Malaysia, South Korea, Taiwan and the United States. A key element of our marketing strategy is establishing and maintaining close relationships with our customers. We accomplish this through multi-functional teams of technical, sales and marketing, and manufacturing personnel. These teams work closely with our customers to continually optimize our products for their production processes in their current and future facilities. We monitor changing customer needs and target our research and development and manufacturing to produce wafers adapted to each customer’s process and requirements. We complete sales principally through agreements of one year or less (such agreements often are of three months or six months duration), which agreements specify price and typically indicate only expected volumes or market share.

We sell our products to virtually all major semiconductor device manufacturers, including the major memory, microprocessor and ASIC manufacturers, as well as the world’s largest foundries. Samsung accounted for more than 10% of our sales in 2005. No other customer represented 10% or more of our 2005 sales.

We sell our products to certain customers under consignment arrangements. Generally, these consignment arrangements require us to maintain a certain quantity of product in inventory at the customer’s facility or at a storage facility designated by the customer. Under these arrangements, we ship the wafers to the storage facility, but do not charge the customer or recognize revenue for those wafers until title passes to the customer. Title passes when the customer pulls the product from the assigned MEMC storage facility or storage area or, if the customer does not pull the product within a stated period of time (generally 60–90 days), at the end of that period, or when the customer otherwise agrees to take title to the product. Until that time, the wafers are considered part of MEMC’s inventory and are reflected on MEMC’s books and records as inventory. As such, these consignment arrangements are essentially inventory transfer arrangements. At December 31, 2005, we had approximately $18 million of inventory held on consignment.

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

Raw Materials

We obtain our requirements for several raw materials, equipment, parts and supplies from sole suppliers. The main raw material in our production process is polysilicon. We use two types of polysilicon: granular polysilicon and chunk polysilicon. We produce all of our requirements for granular polysilicon at our facility in Pasadena, Texas. We do not believe there are other sources of semiconductor grade granular polysilicon. We produce chunk polysilicon in our Merano, Italy facility. Chunk polysilicon can be substituted for granular polysilicon, although our manufacturing throughput and yields could be adversely affected. We believe our ability to meet the majority of our polysilicon requirements through our in-house capabilities provides us with a key cost advantage to compete more effectively in the wafer industry. We have previously announced our plans to expand our polysilicon production capacity over the next few years. We sell some polysilicon to third parties and we also buy some polysilicon on the open market.

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

In addition, in order to strengthen our customer relationships and interaction and to better target our research and development efforts, we assign research and development engineers to key customers worldwide. We do this through our Applications Engineering Group, in our laboratories located in the United States, Italy, Japan and South Korea, as well as field and resident engineers located at strategic locations throughout the world. The primary purpose of the Applications Engineering Group is to establish a close, technical working relationship with our customers to obtain a better knowledge of our customers’ material requirements.

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

In addition to our focus on advancements in wafer material properties, we also continue to invest in research and development associated with larger wafer diameters. We produced our first 300 millimeter diameter wafer in 1991 and continue to enhance our 300 millimeter technology program using our staff of research and development scientists, engineers and technicians located primarily in our St. Peters, Missouri and Utsunomiya, Japan facilities. In addition, we continue to focus on process design advancements to drive cost reductions and productivity improvements.

We have also entered into a license agreement for certain layer-transfer wafer technology and we are in the process of establishing production capability for 200 millimeter and 300 millimeter silicon-on-insulator (SOI) wafers using a dedicated group of engineers and scientists located in our St. Peters, Missouri facility.

Competition

The market for wafers is highly competitive. We compete in all the major semiconductor-producing regions of the world and face intense competition from established manufacturers. We estimate there are six major competitors in our industry; however, our major competitors are Shin-Etsu Handotai, SUMCO and Siltronic. Some of our competitors have substantial financial, technical, engineering and manufacturing resources. Our wafers compete with wafers manufactured by others on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We believe we are competitive on the basis of these factors.

Proprietary Information and Intellectual Property

We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We try to protect our intellectual property rights based on patents and trade secrets as part of our ongoing research, development and manufacturing activities. As of December 31, 2005, we owned of record or beneficially approximately 232 U.S. patents, of which approximately 19 will expire by 2010, approximately 44 will expire between 2011 and 2015 and approximately 169 will expire after 2015. As of December 31, 2005, we owned of record or beneficially approximately 365 foreign patents, of which approximately 53 will expire by 2010, approximately 33 will expire between 2011 and 2015 and approximately 279 will expire after 2015. These foreign patents are generally counterparts of our U.S. patents. As of December 31, 2005, we had approximately 50 pending U.S. patent applications and approximately 317 pending foreign patent applications. The patents we beneficially own relate to polysilicon technology. We exclusively licensed these patents from Albemarle Corporation in connection with our purchase of Albemarle’s granular polysilicon business. We may request that these patents be assigned to us at any time in exchange for a nominal purchase price.

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims.

Employees

At December 31, 2005, we had approximately 5,000 full time employees and 500 temporary workers worldwide. We have approximately 1,500 unionized employees in our St. Peters, Missouri, Pasadena, Texas,

South Korea and Italy facilities. We have not experienced any material work stoppages at any of our facilities due to labor union activities during the last several years.

Geographic Information

Information regarding our foreign and domestic operations is contained in Note 20, “Geographic Segments”, of Notes to Consolidated Financial Statements included in our 2005 Annual Report, which information is incorporated herein by reference.

Available Information

We make available free of charge through our website (http://www.memc.com) reports we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practical after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including those set forth under “Item 1. Business” and “Item 3. Legal Proceedings” and those incorporated herein by reference from our 2005 Annual Report. In addition to the business risks and uncertainties discussed elsewhere in this Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statement made by us.

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

From time to time, the semiconductor device industry has experienced significant downturns. These downturns often occur in connection with declines in general economic conditions. Some of these downturns have lasted for more than a year and have resulted in a substantial decrease in demand for our products. For example, in 2001, the semiconductor industry experienced a significant downturn as a result of weakened demand and a broad-based inventory correction. The 2001 downturn continued into early 2003. In the second half of 2004, much of the semiconductor industry experienced a downturn related to product oversupply and a resulting inventory correction. These industry conditions continued into 2005, before improving in the second half of 2005. If the semiconductor device industry experiences future downturns, we will face pressure to reduce prices and we may need to further rationalize capacity and reduce fixed costs. At the same time, our ability to reduce expenditures for capital, research and development and global infrastructure during an industry downturn is limited because of the need to maintain our competitive position. If we are unable to reduce our expenses sufficiently to offset reductions in price and volume, our operating results and financial condition could be materially adversely affected.

Our dependence on single and limited source suppliers could require us to obtain new qualifications from customers and adversely affect our manufacturing throughput and yield.

We obtain several raw materials, equipment, parts and supplies from sole suppliers. Likewise, we obtain all of our requirements for granular polysilicon from our facility in Pasadena, Texas. In the case of granular polysilicon, we believe that we could substitute chunk polysilicon for granular polysilicon. In either case, however, it may take us several months to transition to a new supplier and we may be required to obtain new qualifications from our customers in order to change or substitute materials or sources of supply. We cannot predict whether we would be successful or how long the qualification process would take. In addition, our manufacturing process could be interrupted and our manufacturing throughput and yields could be adversely affected. A failure to obtain a new qualification or a decrease in our manufacturing throughput or yields could have a material adverse effect on our operating results.

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

The success of our currently planned expansion of polysilicon capacity and penetration of the solar market presents business risks which could materially adversely affect our results of operations.

We are investing significantly in expanding our polysilicon production capacity. We are also making progress in our plan to make and sell wafers to the solar market. Historically, our expertise has been in the production and sale of wafers to semiconductor customers. In order to succeed at our planned expansion activities, we will need to devote capital expenditures as well as the investment of management time and related resources to penetrate this additional market. This could disrupt our existing business, affect our operating results and distract our management team. Expansion of our polysilicon production capacity is subject to risks such as availability of capital equipment; delays in construction of new production capacity; and availability of additional precursor raw materials. Our plan to sell wafers into the solar market is subject to similar risks and, because it involves sales into a new application, it is also subject to additional risks, including refining and adapting our manufacturing technologies for solar applications; creating and developing demand for and market acceptance of our technologies in the solar wafer market; marketing, promoting and distributing wafers to solar customers; competing with other, better established, wafer manufacturers; and establishing and maintaining sufficient internal research and development, marketing, sales, production and customer service infrastructures to support these efforts. There can be no assurance that we will be able to successfully penetrate the solar market. Use of resources that otherwise would have been made available to our semiconductor wafer customers could have material adverse consequences on our results of operations if we fail to penetrate the solar market successfully.

Our expansion of our 300 millimeter production capacity in Taiwan presents business risks which could materially adversely affect our results of operations if we fail to manage this expansion successfully.

In July 2005, we embarked upon a significant expansion of our 300 millimeter production capacity by establishing such production capacity at our Taisil facility in Taiwan, in addition to continuing our improvements to our Japan 300 millimeter operation. The establishment of this capacity at a new facility involves significant risks, including availability and timing of capital equipment installation, distraction of worldwide and local management; costs and spending in excess of budgeted amounts; timing of production ramp; and qualification of a new facility at new and existing customers. We believe that establishment of 300 millimeter capacity in Taiwan is important for strategic reasons, including market share and profitability. There can be no assurance that we will be able to successfully reach our production, timing and cost goals for this expansion or maintain them for our Japan facility as customer specifications evolve. Use of capital and management resources that otherwise would have been made available to expand other parts of our business could have material adverse consequences on our results of operations if we fail to manage this expansion successfully or do not improve our Japan 300 millimeter operations to keep pace with market requirements.

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

It typically takes three to six months for our customers to qualify a manufacturing facility to produce a specific product, but it can take longer depending upon a customer’s requirements and market conditions. Interruption of operations at any of our primary wafer manufacturing facilities could result in delays or cancellations of shipments of wafers and a loss of product volume. Likewise, interruption of operations at our granular polysilicon manufacturing facility could adversely affect our wafer manufacturing throughput and yields and could result in our inability to produce certain qualified wafer products, delays or cancellations of shipments of wafers and a loss of product volume. A number of factors could cause interruptions, including labor disputes, equipment failures, or shortages of raw materials or supplies. Unions represent some of the employees at our wafer facilities in St. Peters, Missouri, Italy and South Korea and our granular polysilicon facility in Pasadena, Texas. A strike at any of these facilities could cause interruptions in manufacturing. We cannot be certain that alternate qualified capacity would be available on a timely basis or at all.

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

Approximately 69% of our sales in 2005 were made outside North America. We expect that international sales will continue to represent a significant percentage of our total sales. In addition, a significant portion of our manufacturing operations is located outside of the United States. Sales outside of the United States expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily related to Euro, Japanese Yen and Korean Won. Our risk exposure from expenses at international manufacturing facilities is concentrated in Euro, Japanese Yen, Korean Won, Malaysian Ringgit and New Taiwanese Dollar. To the extent that our sales in foreign currencies occur at foreign sites which incur expenses in those currencies, our net exposure is reduced. We generally hedge receivables denominated in foreign currencies at the time of sale.

Our foreign subsidiaries have debt denominated in Euro, Japanese Yen, New Taiwanese Dollars and U.S. Dollars. We generally do not hedge these net foreign currency exposures.

We recognized net currency losses totaling approximately $1 million in 2005, net current losses totaling approximately $2 million in 2004 and net currency gains totaling approximately $14 million in 2003. We cannot predict whether these foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

We may acquire other businesses, products or technologies; if we do, we may be unable to integrate them with our business effectively or at all, which may impair our financial performance.

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

We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We try to protect our intellectual property rights based on trade secrets and patents as part of our ongoing research, development and manufacturing activities. We cannot be certain, however, that we have adequately protected or will be able to adequately protect our technology, that our competitors will not be able to utilize our existing technology or develop similar technology independently, that the claims allowed with respect to any patents held by us will be broad enough to protect our technology or that foreign intellectual property laws will adequately protect our intellectual property rights. Moreover, we cannot be certain that our patents do or will provide us with a competitive advantage.

The protection of our intellectual property rights and the defense of claims of infringement against us by third parties may subject us to costly patent litigation.

Any litigation in the future to enforce patents issued to us, to protect trade secrets or know how possessed by us or to defend us or indemnify others against claimed infringement of the rights of others could have a material adverse effect on our financial condition and operating results. From time to time, we receive notices from other companies that we may be infringing certain of their patents or other rights. If we are unable to resolve these matters satisfactorily, or to obtain licenses on acceptable terms, we may face litigation, which could have a material adverse effect on us. In fact, we are presently involved in multiple cases involving allegations of patent infringement. Regardless of the validity or successful outcome of any such intellectual property claims, we may need to expend significant time and expense to protect our intellectual property rights or to defend against claims of infringement by third parties, which could have a material adverse effect on us. If we lose any such litigation, we may be required to:

•	pay substantial damages;

•	seek licenses from others; or

•	change, or stop manufacturing or selling, some of our products.

Any of these outcomes could have a material adverse effect on our business, results of operations or financial condition.

We have a limited number of principal customers and a loss of one or several of those customers would hurt our business.

Our operating results could materially suffer if we experience a significant reduction in, or loss of, purchases by one or more of our top customers. We made approximately 57% of our sales to our ten biggest customers in 2005. Only Samsung accounted for more than 10% of our sales in 2005.

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

We are required to evaluate our internal control under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls. Public Company Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

Each year we must perform the system and process documentation and evaluation needed to comply with Section 404. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. For both fiscal 2004 and fiscal 2005, we reported at least one material weakness in our internal control over financial reporting. Although we have taken actions to address these material weaknesses, there can be no assurance that these actions will fully address such material weaknesses, or that we will not have one or more material weaknesses in the future. If we are unable to assert that our internal control over financial reporting is effective presently or in the future (or if our auditors are unable to attest that our management’s report is fairly stated or if they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

The market price of our common stock has fluctuated significantly and may continue to do so.

The market price of our common stock may be affected by various factors, including:

•	quarterly fluctuations in our operating results resulting from factors such as timing of orders from and shipments to major customers, product mix and competitive pricing pressures;

•	announcements of technological innovations, new products or upgrades to existing products by us or our competitors;

•	market conditions in the semiconductor device and wafer industries;

•	developments in patent or other proprietary rights by us or by our competitors;

•	changes in our relationships with our customers;

•	interruption of operations at our manufacturing facilities;

•	actual or perceived changes in our relationship with our largest stockholder, TPG;

•	the size of the public float of our common stock;

•	announcements of operating results that are not aligned with the expectations of investors; and

•	general stock market trends.

Technology company stocks in general have experienced extreme price and trading volume fluctuations that often have been unrelated to the operating performance of these companies. This market volatility may adversely affect the market price of our common stock.

If we fail to comply with covenants under our credit facility, the lenders could cause outstanding amounts to become immediately due and payable, and we might not have sufficient funds and assets to pay such loans.

We are party to a $200 million revolving credit facility with National City Bank of the Midwest, US Bank National Association and other lenders named therein. This facility contains certain restrictive covenants, including covenants to maintain minimum consolidated EBITDA and interest coverage ratio, as those terms are defined in such agreement. A continuing violation of any of these covenants, which in our industry could occur in a sudden or sustained downturn, would be deemed an event of default under the facility. In such event, upon election of the lenders, the loan commitments under the credit facility would terminate and the loans and accrued interest then outstanding would be due and payable immediately. We may not have sufficient funds and assets to cover any such required payments and may not be able to obtain replacement financing on a timely basis or at all. In addition, because all of the capital stock of most of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries is pledged as collateral under the facility, the lenders could foreclose on that stock upon an event of default. These events would have a material adverse effect on us. As of December 31, 2005, we had no outstanding borrowings under this facility, although we had approximately $8 million of outstanding third party letters of credit backed by this facility at such date.

Future sales of shares of our common stock may depress the price of our common stock.

If we or our stockholders sell a substantial number of shares of our common stock in the public market, or investors become concerned that substantial sales might occur, the market price of our common stock could decrease. We have granted TPG registration rights with respect to all of the shares of our common stock and warrants to purchase common stock owned by TPG. Future sales of our common stock or warrants to purchase our common stock by TPG in the public market, or the perception that such sales might occur, could cause such a decrease in the price of our common stock.

TPG has significant voting power to influence our direction and policies, which could prevent a favorable acquisition of us and create other conflicts of interest between us and TPG.

TPG, through its approximate 25% beneficial ownership interest of our common stock, has significant voting power to influence our direction and policies, including any merger, consolidation or sale of all or substantially all of our assets. For example, under our restructuring agreement with TPG, we must either obtain the consent of TPG or give TPG a right of first refusal over any issuances of our equity securities to any person or group to the extent that the equity securities would have 10% or more of the voting power of all of our then outstanding voting securities. As a practical matter, as a result of its share ownership, TPG has the ability to influence the election and composition of our Board of Directors. Two of the seven members of our current Board of Directors are partners of certain TPG entities.

Certain provisions of our Restated Certificate of Incorporation and Restated By-Laws could delay or make more difficult a change of control or change in management that would benefit our stockholders.

Certain provisions of our Restated Certificate of Incorporation and Restated By-Laws may delay, defer or make more difficult:

•	a merger, tender offer or proxy contest;

•	the assumption of control by a holder of a large block of our securities; and

•	the replacement or removal of current management by our stockholders.

For example, our Restated Certificate of Incorporation divides the Board of Directors into three classes, with members of each class to be elected for staggered three-year terms. This provision may make it more difficult for stockholders to change the majority of directors and may frustrate accumulations of large blocks of common stock by limiting the voting power of such blocks. This may further discourage a change of control or change in current management.

These provisions may limit participation by our stockholders in any merger or other change of control transaction, whether or not the transaction is favored by current management or would be favorable to our stockholders. These provisions may also make removal of current management by our stockholders more difficult, even if such removal would be beneficial to the stockholders generally.

In addition, our Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock without the vote of our holders of common stock, subject to certain restrictions on the issuance of preferred stock contained in our restructuring agreement with TPG. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of our common stock and could have the effect of delaying, deferring or impeding a change in control of us.

Cautionary Statement Regarding Forward-Looking Statements

The following statements are or may constitute forward-looking statements:

•	statements set forth in this Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission, including possible or assumed future results of our operations, including but not limited to any statements contained herein or therein concerning:

•	Our belief that we have the financial resources needed to meet business requirements for the next 12 months, including capital expenditures and working capital requirements;

•	Our belief that our tax reserves reflect the probable outcome of known contingencies;

•	Our expectation that the adoption of SFAS 123R will have an estimated negative $0.03 to $0.04 impact on diluted earnings per share for the year ended December 31, 2006;

•	Our belief that as markets for semiconductor devices continue to evolve and become more specialized, device manufacturers will recognize the enhanced role that wafers and other materials play in improving device performance and reducing their production costs;

•	Our belief that wafer industry consolidation is causing segmentation between larger and smaller wafer producers, with larger manufacturers gaining an increasing share of the overall wafer market;

•	Our belief that semiconductor device manufacturers seek suppliers with whom they can better align wafer technology development with their own product development efforts, and the belief that these manufacturers will continue to select wafer suppliers that offer advanced technology capabilities, a broad product portfolio and superior service to satisfy their exacting device requirements;

•	Our belief that the OPTIA™ wafer is the most technically advanced polished wafer available today;

•	Our belief that there are not other sources of semiconductor grade granular polysilicon;

•	Our belief that our ability to meet the majority of our polysilicon requirements through our in-house capabilities provides us with a key cost advantage;

•	Our belief that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position;

•	Our expectation that our competitors will continue to improve the design and performance of their products to introduce new products with competitive price and performance characteristics;

•	Our belief that our wafers are competitive with competitors’ on the basis of product quality, consistency, price, technical innovation, customer service and product availability;

•	Our belief that the success of our business depends in part on our proprietary technology, information, processes and know how;

•	Our expectation that international sales will continue to represent a significant percentage of our total sales;

•	Our belief that that we could substitute chunk polysilicon for granular polysilicon;

•	Our belief that establishment of 300 millimeter capacity in Taiwan is important for strategic reasons, including market share and profitability;

•	Our expectation that we will continue to make significant investments in research and development and equipment;

•	Our belief that the success of our business depends in part on our proprietary technology, information, processes and know how;

•	Our belief that we are taking all necessary environmental remediation steps at our facilities, and our expectation that these known conditions will not have a material impact on our business;

•	Our belief that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements;

•	The impact of pending litigation on us;

•	Our expectation that contributions to our pension plans will be approximately $16 million in 2006;

•	Our determination that the adoption of SFAS 154 will not have a material impact on our consolidated results of operations and financial condition;

•	Other statements contained or incorporated by reference in this Form 10-K regarding matters that are not historical facts; and

•	Any statements preceded by, followed by or that include the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions.

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. You should not place undue reliance on such statements, which speak only as of the date that they were made. Factors that could cause actual results to differ materially are set forth under this “Item 1A. Risk Factors.”

These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our principal executive offices are located at 501 Pearl Drive (City of O’Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our principal manufacturing and administrative facilities comprised approximately 3.9 million square feet as of December 31, 2005 and were situated in the following locations:

Location	Square Footage
St. Peters, MO, USA	744,000
Sherman, TX, USA	693,000
Pasadena, TX, USA	436,000
Hsinchu, Taiwan	522,000
Chonan, South Korea	453,000
Utsunomiya, Japan	327,000
Merano, Italy	327,000
Novara, Italy	322,000
Kuala Lumpur, Malaysia	86,000

In December 2005, we purchased from the City of O’Fallon, Missouri the portion of our St. Peters facility that had been leased from the City of O’Fallon in connection with an industrial revenue bond financing. We lease the land on which our Pasadena, Texas facility is located. The term of the Pasadena lease expires in 2030 and is extendable for four (4) additional renewal terms of five (5) years each. We lease the land on which our Hsinchu, Taiwan facility is located. This lease expires in 2014. We also lease our facility in Kuala Lumpur, Malaysia. This lease expires in March 2009.

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

Lemelson Medical, Education and Research Foundation, Limited Partnership vs. ESCO Electronics Corporation, et al.

In a case entitled Lemelson Medical, Education and Research Partnership vs. ESCO Electronics Corporation, et al. (Civil Action No. 00-0660-PHX-ROS) filed on April 14, 2000, the Lemelson Medical,

Education and Research Foundation, Limited Partnership filed suit against us and approximately 90 other companies in the United States District Court for the District of Arizona. The Lemelson Foundation alleges that we infringe on certain patents owned by the Lemelson Foundation related to bar coding and machine vision reading systems. The Lemelson Foundation seeks damages against us in an unstated amount, attorneys’ fees and an order enjoining us from further infringement of the unexpired patents. On March 29, 2001, the court issued an order to stay this litigation pending the entry of a final non-appealable judgment in earlier-filed actions involving the same patents. In January 2004, the court in these earlier-filed actions ruled that the patents at issue were invalid, unenforceable and not infringed by bar code scanners and machine vision reading systems very similar to the bar code scanners and machine vision reading systems used by us. On February 1, 2006, the U.S. District Court for the District of Arizona granted plaintiff Lemelson Medical, Education and Research Foundation, Limited Partnership’ motion, and dismissed with prejudice all claims against us and the other defendants and accordingly, this litigation against us has been terminated.

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

S.O.I.TEC Silicon on Insulator Technologies S.A. and Soitec USA, Inc. vs. MEMC Electronic Materials, Inc.

On November 21, 2005, S.O.I.TEC Silicon on Insulator Technologies S.A. and Soitec USA, Inc. (“Soitec”) filed a Complaint for Declaratory Judgment against MEMC in the U.S. District Court for the District of Delaware (Civil Action No. 05-806) alleging invalidity and/or non-infringement of seven MEMC U.S. patents. In January 2006, MEMC filed a motion to dismiss with respect to six of the seven patents in the case, and also brought a counterclaim against Soitec for infringement in the United States by Soitec of the remaining U.S. patent. The parties subsequently agreed to the dismissal of six of the seven patents from the case. Soitec filed an amended complaint in April 2006, and MEMC filed its amended answer and counterclaim in May 2006. Although the case is in the early stages, we believe that Soitec’s declaratory judgment action against us has no merit, and we are asserting a vigorous defense against that claim, as well as pursuing our counterclaim for infringement. Also, on December 28, 2005, MEMC filed suit against Soitec in France for infringement by Soitec of three of MEMC’s foreign patents. This case remains in the early stages. We do not believe that either Soitec case, should they be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, however, the outcome of both matters are unpredictable and the result of either case could be unfavorable for MEMC.

ASi Industries GmbH vs. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

On June 19, 2006, ASi Industries GmbH (“ASi”) filed a Complaint for Breach of Contract and Declaratory Judgment against MEMC in the U.S. District Court for the Eastern District of Missouri (Civil Action No. 4:06-CV-00951-CDP) alleging breach of contract by MEMC, unjust enrichment, tortious interference with ASi’s contracts, antitrust violations and seeking a declaratory judgment of non-infringement, all related to a purchase order agreement related to polysilicon. MEMC has not yet filed its answer and any related counterclaims. Although the case is in the very early stages, we believe our actions under the purchase order at issue were permitted, and are asserting a vigorous defense, as well as intending to pursue our counterclaims for infringement related to certain intellectual property related to polysilicon technology.

We do not believe that the ASi case, should it be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, however, the outcome of this matter is unpredictable and the result of the case could be unfavorable for MEMC.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under Note 21, “Unaudited Quarterly Financial Information”, of Notes to Consolidated Financial Statements, included in our 2005 Annual Report and under “Stockholders’ Information” in our 2005 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last three fiscal years. Under the terms of our $200 million National City Bank revolving credit facility, we are prohibited from paying cash dividends on our common stock. Likewise, under the restructuring agreement between us and TPG, we cannot pay cash dividends on our common stock without the consent of TPG.

The information required under this Item concerning equity compensation plan information is set out below under Item 12 and is incorporated herein by this reference.

Item 6.	Selected Financial Data

The tabular information (including the footnotes thereto) required by this item is set forth under “Five Year Selected Financial Highlights” in our 2005 Annual Report, which information is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report, which information is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is set forth under “Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2005 Annual Report, which information is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is set forth under “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Cash Flows”, “Consolidated Statements of Stockholders’ Equity (Deficiency)”, “Notes to Consolidated Financial Statements” and “Reports of the Independent Registered Public Accounting Firm” in our 2005 Annual Report, all of which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of December 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005, based on the material weaknesses discussed in Management’s Report on Internal Control Over Financial Reporting set out below.

(b)	Management’s Report on Internal Control Over Financial Reporting

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

As of December 31, 2005, management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based upon the framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based upon this assessment, management concluded that, as of December 31, 2005, the Company did not maintain effective internal control over financial reporting. Management has identified the following material weaknesses:

1.	Ineffective Company-Level Controls. We did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These deficiencies related to four of the five components of internal control as defined by COSO (control environment, risk assessment, information and communication, and monitoring). Specifically,

a.	Our control environment did not sufficiently promote an appropriate level of control awareness throughout the organization, and this material weakness was a contributing factor in the development of other material weaknesses described below;

b.	We did not maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting;

c.	There was inadequate emphasis to employees regarding the importance of controls and employees’ duties and control responsibilities; and

d.	We had inadequate monitoring controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are remediated timely.

These deficiencies resulted in more than a remote likelihood that a material misstatement of our interim or annual consolidated financial statements would not be prevented or detected.

2.	Inadequate Expertise in U.S. Generally Accepted Accounting Principles. We lacked adequately trained finance and accounting personnel with appropriate U.S. generally accepted accounting principles (US GAAP) expertise. As a result, an effective internal secondary review of technical accounting matters could not be performed in certain circumstances. Specifically, this material weakness encompasses specific deficiencies in, and resulted in errors in accounting for certain transactions related to, the following areas:

a.

Accounting for income taxes. Our finance and accounting personnel did not have adequate expertise in accounting for income taxes to ensure the timely identification of discrete events that should not have been included in the annual effective tax rate calculation used to record income taxes in our interim consolidated financial statements. This deficiency also resulted in the failure to ensure the proper identification and recording of deferred tax assets and liabilities. This deficiency resulted in a restatement of our consolidated financial statements for the first and second quarters of 2005 and resulted in material errors in our consolidated financial statements for the third quarter of 2005 and as of and for the year ended December 31, 2005, that were corrected prior to issuance.

b.	Accounting for the factoring of receivables. Our finance and accounting personnel did not have adequate expertise in accounting for factored receivables to ensure the sale criteria in SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, were met for factored receivables. As a result, we failed to record certain short-term borrowings in our consolidated balance sheet and reflect the borrowings as a financing activity in the statement of cash flows, which resulted in a restatement of the consolidated statement of cash flows for the year ended December 31, 2004, contributed to the restatement of our consolidated financial statements for the first and second quarters of 2005; and resulted in errors in our consolidated financial statements for the third quarter of 2005 and as of and for the year ended December 31, 2005, that were corrected prior to issuance.

c.	Accounting for employee benefit plans. Our finance and accounting personnel did not have adequate expertise in accounting for employee benefit plans to ensure the timely identification of business events impacting the assumptions used to calculate benefit obligations. As a result, we incorrectly reduced the projected benefit obligation by a material amount that would have reduced expense in future periods. This deficiency contributed to the restatement of our consolidated financial statements for the first and second quarters of 2005 and resulted in errors in our consolidated financial statements for the third quarter of 2005 and as of and for the year ended December 31, 2005, that were corrected prior to issuance.

d.	Other accounting matters. Our finance and accounting personnel lacked sufficient US GAAP expertise to ensure that nonroutine transactions and other accounting matters were properly reflected in our consolidated financial statements. As a result, we failed to properly account for business interruption insurance recoveries, the deferral of certain labor costs, the receipt of a government grant, the elimination of intercompany profits in inventory, the classification of short-term investments, and certain stock option compensation costs. This deficiency contributed to the restatement of our consolidated financial statements for the first and second quarters of 2005 and the consolidated statements of cash flows for the years ended December 31, 2004 and 2003, and resulted in errors in our consolidated financial statements for the third quarter of 2005 and as of and for the year ended December 31, 2005, that were corrected prior to issuance.

3.	Inadequate Revenue Recognition Policies and Procedures. We did not have adequate policies and procedures in place related to revenue recognition, and we lacked personnel with adequate expertise in revenue recognition criteria under US GAAP. Specifically, we had inadequate policies and procedures to:

a.	Ensure that appropriate evidence of sales agreements with customers exists and that all aspects of sales agreements are considered in the determination of the appropriate accounting,

b.	Effectively identify and analyze the terms of multiple element arrangements,

c.	Assess international shipping terms and identify bill and hold arrangements, and

d.	Identify terms in sales arrangements with customers that indicate such arrangements are consignments.

This deficiency resulted in a restatement of our consolidated financial statements for the first and second quarters of 2005 and resulted in material errors in our consolidated financial statements for the third quarter of 2005 and as of and for the year ended December 31, 2005, that were corrected prior to issuance.

KPMG LLP, an independent registered public accounting firm, has issued an audit report on management’s assessment of the company’s internal control over financial reporting. Their report appears below.

(c)	Report of Independent Registered Public Accounting Firm

The Board of Directors

MEMC Electronic Materials, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Item 9A(b)), that MEMC Electronic Materials, Inc. (the Company or MEMC) did not maintain effective internal control over financial reporting as of December 31, 2005 because of the effect of material weaknesses identified in management’s assessment, based on criteria established in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment as of December 31, 2005:

1.	Ineffective Company-Level Controls. MEMC did not maintain effective company-level controls as defined in the Internal Control—Integrated Framework, published by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). These deficiencies related to four of the five components of internal control as defined by COSO (control environment, risk assessment, information and communication, and monitoring). Specifically,

a.	MEMC’s control environment did not sufficiently promote an appropriate level of control awareness throughout the organization, and this material weakness was a contributing factor in the development of other material weaknesses described below;

b.	MEMC did not maintain a sufficient number of adequately trained personnel necessary to anticipate and identify risks critical to financial reporting;

c.	There was inadequate emphasis to employees regarding the importance of controls and employees’ duties and control responsibilities; and

d.	MEMC had inadequate monitoring controls to ensure that appropriate personnel regularly obtain evidence that controls are functioning effectively and that identified control deficiencies are remediated timely.

These deficiencies resulted in more than a remote likelihood that a material misstatement of MEMC’s interim or annual consolidated financial statements would not be prevented or detected.

2.	Inadequate Expertise in U.S. Generally Accepted Accounting Principles. MEMC lacked adequately trained finance and accounting personnel with appropriate U.S. generally accepted accounting principles (US GAAP) expertise. As a result, an effective internal secondary review of technical accounting matters could not be performed in certain circumstances. Specifically, this material weakness encompasses specific deficiencies in, and resulted in errors in accounting for certain transactions related to, the following areas:

a.	Accounting for income taxes. MEMC’s finance and accounting personnel did not have adequate expertise in accounting for income taxes to ensure the timely identification of discrete events that should not have been included in the annual effective tax rate calculation used to record income taxes in MEMC’s interim consolidated financial statements. This deficiency also resulted in the failure to ensure the proper identification and recording of deferred tax assets and liabilities. This deficiency resulted in a restatement of MEMC’s consolidated financial statements for the first and second quarters of 2005 and resulted in material errors in MEMC’s consolidated financial statements for the third quarter of 2005 and as of and for the year ended December 31, 2005.

b.	Accounting for the factoring of receivables. MEMC’s finance and accounting personnel did not have adequate expertise in accounting for factored receivables to ensure the sale criteria in SFAS No. 140, Accounting for the Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, were met for factored receivables. As a result, MEMC failed to record certain short-term borrowings in MEMC’s consolidated balance sheet and reflect the borrowings as a financing activity in the statement of cash flows, which resulted in a restatement of the consolidated statement of cash flows for the year ended December 31, 2004, contributed to the restatement of MEMC’s consolidated financial statements for the first and second quarters of 2005; and resulted in errors in MEMC’s consolidated financial statements for the third quarter of 2005 and as of and for the year ended December 31, 2005.

c.	Accounting for employee benefit plans. MEMC’s finance and accounting personnel did not have adequate expertise in accounting for employee benefit plans to ensure the timely identification of business events impacting the assumptions used to calculate benefit obligations. As a result, MEMC incorrectly reduced the projected benefit obligation by a material amount that would have reduced expense in future periods. This deficiency contributed to the restatement of MEMC’s consolidated financial statements for the first and second quarters of 2005 and resulted in errors in MEMC’s consolidated financial statements for the third quarter of 2005 and as of and for the year ended December 31, 2005.

d.

Other accounting matters. MEMC’s finance and accounting personnel lacked sufficient US GAAP expertise to ensure that nonroutine transactions and other accounting matters were properly reflected in MEMC’s consolidated financial statements. As a result, MEMC failed to properly account for business interruption insurance recoveries, the deferral of certain labor costs, the receipt of a government grant, the elimination of intercompany profits in inventory, the classification of short-term investments, and certain stock option compensation costs. This deficiency contributed to the restatement of MEMC’s consolidated financial statements for the first and second quarters of 2005 and the consolidated statements of cash flows for the years ended December 31, 2004 and 2003, and resulted in errors in MEMC’s consolidated financial statements for the third quarter of 2005 and as of and for the year ended December 31, 2005.

3.	Inadequate Revenue Recognition Policies and Procedures. MEMC did not have adequate policies and procedures in place related to revenue recognition, and MEMC lacked personnel with adequate expertise in revenue recognition criteria under US GAAP. Specifically, MEMC had inadequate policies and procedures to:

a.	Ensure that appropriate evidence of sales agreements with customers exists and that all aspects of sales agreements are considered in the determination of the appropriate accounting,

b.	Effectively identify and analyze the terms of multiple element arrangements,

c.	Assess international shipping terms and identify bill and hold arrangements, and

d.	Identify terms in sales arrangements with customers that indicate such arrangements are consignments.

This deficiency resulted in a restatement of MEMC’s consolidated financial statements for the first and second quarters of 2005 and resulted in material errors in MEMC’s consolidated financial statements for the third quarter of 2005 and as of and for the year ended December 31, 2005.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2005. The aforementioned material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated August 10, 2006, which expressed an unqualified opinion on those consolidated financial statements.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control – Integrated Framework, issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework, issued by COSO.

/s/ KPMG LLP

St. Louis, Missouri

August 10, 2006

(d)	Remediation Activities

We have adopted and are in the process of implementing various measures in connection with our remediation of the material weaknesses noted above and our ongoing efforts to improve our internal control processes and corporate governance. In the fall of 2005, our Audit Committee undertook a review of revenue recognition issues related to our polysilicon sales. This review is now complete and the resolution of issues related to our accounting for revenue recognition is reflected in our interim and annual financial statements for fiscal 2005. The Audit Committee’s review yielded information beneficial to our efforts to improve our internal control over financial reporting, including our control environment, as well as our disclosure controls and procedures. As a result of the Audit Committee’s review, we instituted improvements and some measures are planned for the third and fourth quarter of 2006. Some of the now completed measures include:

•	Appointment of senior finance and accounting personnel with substantial accounting and public company financial expertise;

•	Enhancement of the accounting, corporate tax and internal audit functions by increasing the number of adequately trained personnel capable of anticipating and identifying risks critical to financial reporting;

•	Establishment of Sales and Marketing finance roles within the accounting and finance organization for the purpose of reviewing sales arrangements; and

•	Adoption of policies and procedures and the implementation of controls designed to ensure that we account for revenue recognition, income taxes and other complex accounting matters in accordance with US GAAP.

(e)	Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During 2006, the Company’s management has initiated the steps outlined above under “Remediation Activities.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors of the Registrant

Peter Blackmore, Director since 2006 (current term expiring 2008), Age 59

Mr. Blackmore has served as Executive Vice President of Unisys Corporation since February 2005. From 1991 through August 2004, Mr. Blackmore served in various roles at Compaq Computer Corporation, or Compaq, and Hewlett-Packard Company, or HP, most recently as Executive Vice President of the Customer Solutions Group at HP from May 2004 through August 2004, and as Executive Vice President of the Enterprise Systems Group at HP from 2002 through May 2004. Prior to the merger of Compaq and HP, Mr. Blackmore served as Senior Vice President of Worldwide Sales and Service of Compaq from 2000 through 2002 and Senior Vice President of Worldwide Sales and Marketing of Compaq from 1998 through 2000.

Robert J. Boehlke, Director since 2001 (current term expiring 2006), Age 65

Mr. Boehlke was most recently Executive Vice President and Chief Financial Officer of KLA-Tencor, a position he held from 1990 until his retirement in 2000. Between 1983 and 1990, he held a variety of management positions with that company. KLA-Tencor is a supplier of process control and yield management solutions for the semiconductor manufacturing industry. Mr. Boehlke is a member of the Board of Directors of Tessera Technologies, Inc.

Nabeel Gareeb, Director since 2002 (current term expiring 2008), Age 41

Mr. Gareeb joined MEMC as President and Chief Executive Officer in April 2002. Prior to joining MEMC, Mr. Gareeb was the Chief Operating Officer of International Rectifier Corporation, a leading supplier of power semiconductors, where he was responsible for worldwide operations, research and development and marketing of the core products of the company. He joined International Rectifier in 1992 as Vice President of Manufacturing and subsequently held other senior management positions. Mr. Gareeb’s employment agreement with MEMC, which expired by its terms on April 8, 2006, provided that MEMC would cause the Board of Directors to nominate him for election to our Board of Directors. The Company intends to negotiate a new employment agreement with Mr. Gareeb.

John Marren, Director since 2001 (current term expiring 2007), Age 43

Mr. Marren has been Chairman of the Board of Directors of MEMC since November 2001. Mr. Marren has been a Partner of Texas Pacific Group, a privately held investment firm, since April 2000. Mr. Marren serves on the Board of Directors of Conexant Systems, Inc. and ON Semiconductor Corporation.

C. Douglas Marsh, Director since 2001 (current term expiring 2006), Age 61

Mr. Marsh was most recently Vice President Business Integration & U.S. Institutional Investor Relations of ASML US, Inc., a supplier of photolithography equipment to the semiconductor industry, a position he held from 2000 until his retirement in April 2004. From 1991 to 2000, Mr. Marsh held a variety of executive management positions with ASML. Mr. Marsh serves on the Board of Directors of ATMI, Inc.

William E. Stevens, Director since 2001 (current term expiring 2007), Age 63

Mr. Stevens has served as Chairman of BBI Group, Inc., a private equity investment firm, since November 2000. Mr. Stevens served as Chairman and Chief Executive Officer of the Wesmark Group from 1999 to 2001. Mr. Stevens serves on the Board of Directors of McCormick & Company, Incorporated.

James B. Williams, Director since 2003 (current term expiring 2007), Age 50

Mr. Williams is a Partner of Texas Pacific Group, a privately held investment firm. Mr. Williams joined Texas Pacific Group in February 1999. Mr. Williams also is a member of the board of directors of several private companies.

Executive Officers of the Registrant

The following is information concerning our executive officers as of June 30, 2006.

Name	Age	All Positions and Offices Held
Nabeel Gareeb	41	President, Chief Executive Officer and Director
Kenneth H. Hannah	37	Senior Vice President and Chief Financial Officer
Sean Hunkler	44	Senior Vice President, Manufacturing
John A. Kauffmann	50	Senior Vice President, Sales and Marketing
Shaker Sadasivam	46	Senior Vice President, Research and Development
Thomas J. Higgins	49	Senior Vice President, Human Resources
Bradley D. Kohn	37	Vice President, General Counsel and Corporate Secretary

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

Mr. Hannah joined us as Senior Vice President and Chief Financial Officer in April 2006. Prior to joining MEMC, Mr. Hannah was employed by The Home Depot, Inc. from 2003 to 2006. Mr. Hannah most recently served as the Senior Vice President, Operations, covering all aspects of The Home Depot’s operations in the United States, Mexico, and Canada. Prior to that, he served as Senior Vice President, Finance, supporting all Home Depot stores in the United States and Mexico, as well as store operations and the global supply chain. Before Home Depot, from 2001 to 2003 Mr. Hannah worked as Vice President for The Boeing Company where he led the audit and financial planning functions. He also held senior finance positions at several GE divisions from 1997 to 2001.

Mr. Hunkler joined us in August 2005 as Senior Vice President, Manufacturing. Prior to MEMC, from June 1984 to July 2005, Mr. Hunkler worked for Freescale Semiconductor (previously Motorola (Semiconductor Products Sector)), where he was in charge of Final Manufacturing and, before that, Worldwide Wafer Fab Operations.

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

Mr. Higgins joined MEMC in January 2006 as Senior Vice President, Human Resources. From 2000 to 2004, Mr. Higgins was Corporate Vice President, Human Resources, of Thyssen Krupp Elevator Corporation, North America. In 2005, Mr. Higgins ran his own human resources consulting company.

Mr. Kohn joined MEMC in September 2005 as Vice President, General Counsel and Corporate Secretary. Prior to joining MEMC, from March 2000 until September 2005, Mr. Kohn was with Pillsbury Winthrop Shaw Pittman LLP (formerly Pillsbury Madison & Sutro LLP) in its Palo Alto office, most recently as a partner in the Corporate Securities Group.

There are no family relationships between or among any of the named officers and the directors.

Audit Committee Financial Experts

Our Board of Directors has a standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Mr. Stevens, Mr. Boehlke and Mr. Marsh, each of whom is independent, are the members of our Audit Committee. The Board of Directors has determined that each of Mr. Boehlke and Mr. Stevens is an “audit committee financial expert” within the meaning of the rules and regulations adopted by the Securities and Exchange Commission and the New York Stock Exchange.

Section 16(a) Beneficial Ownership Reporting Compliance

Based solely on our review of filed Forms 3, 4 and 5, all of the filings for our executive officers and directors and greater than 10% stockholders required under Section 16(a) of the Securities Exchange Act of 1934 were made on a timely basis in 2005, except that two officers filed late, reporting one purchase transaction (but not sale transaction) each.

Code of Business Conduct

Our Board of Directors has adopted corporate governance guidelines. The Board has also adopted a code of business conduct applicable to all of our directors, officers and employees. The corporate governance guidelines and the code of business conduct are posted on our website at www.memc.com. Copies of the corporate governance guidelines and code of business conduct are also available in print at no charge to any stockholder who requests them by writing to the Director of Investor Relations at MEMC Electronic Materials, Inc., 501 Pearl Drive (City of O’Fallon), St. Peters, Missouri 63376.

Item 11.     Executive Compensation

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Other Annual Compensation ($)		Long-Term Compensation Awards Securities Underlying Options (#)	All Other Compensation ($)(3)
Nabeel Gareeb Chief Executive Officer and President	2005 2004 2003	610,000 593,337 568,756	0 635,000 555,000	16,054 —	(4)	1,150,000 150,000 150,000	13,020 12,710 12,400

Thomas E. Linnen (5) Senior Vice President and Chief Financial Officer	2005 2004 2003	322,115 296,538 19,423	87,300 156,038 —	30,034 153,432	(4) (6)	90,000 13,400 300,000	4,200 4,100 388

Shaker Sadasivam Senior Vice President, Research and Development	2005 2004 2003	296,077 237,231 210,000	64,700 127,169 40,600			65,000 52,100 66,000	13,020 9,707 10,248

John A. Kauffmann (7) Senior Vice President, Sales and Marketing	2005 2004 2003	300,000 248,769 208,333	120,300 138,368 52,400			30,000 186,200 130,000	12,600 10,250 10,000

Sean Hunkler (8) Senior Vice President, Manufacturing	2005	127,885	63,942	25,573	(4)	300,000	177,558	(9)

(1)	Amounts shown include cash compensation earned and received as well as cash compensation earned but deferred at the election of the executive officer under the MEMC Retirement Savings Plan.
(2)	Amounts shown consist of cash incentive bonuses under a cash incentive bonus plan.
(3)	Amounts shown represent contributions by MEMC to the MEMC Retirement Savings Plan.
(4)	Amounts shown represent relocation payments.
(5)	Mr. Linnen became Senior Vice President on December 8, 2003 and Chief Financial Officer on January 1, 2004. He stepped aside as Senior Vice President and Chief Financial Officer on April 27, 2006.
(6)	Amounts shown represents a signing bonus.
(7)	Mr. Kauffmann became Vice President, Marketing, on September 1, 2003 and Senior Vice President, Sales and Marketing on October 27, 2004.
(8)	Mr. Hunkler joined MEMC on August 15, 2005 as Senior Vice President, Manufacturing.
(9)	Amount shown represents a $175,000 signing bonus and $2,558 of contributions by MEMC to the MEMC Retirement Savings Plan.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
Name	Number of Securities Underlying Options Granted (#) (2)		% of Total Options Granted To Employees in Fiscal Year	Exercise Price (S/Sh)	Expiration Date	5%($)	10%($)
Nabeel Gareeb	150,000 500,000 500,000	(3) (4) (5)	4.08 13.6 13.6	11.93 11.93 11.93	05/02/2015 05/02/2015 05/02/2015	1,125,407 3,751,356 3,751,356	2,852,002 9,506,674 9,506,674

Thomas E. Linnen	50,000 40,000	(6) (7)	1.36 1.09	11.63 17.65	02/16/2015 07/26/2015	365,702 444,000	926,761 1,125,182

Shaker Sadasivam	25,000 40,000	(6) (7)	0.68 1.09	11.63 17.65	02/16/2015 07/26/2015	182,851 444,000	463,381 1,125,182

John A. Kauffmann	10,000 20,000	(6) (7)	0.27 0.54	11.63 17.65	02/16/2015 07/26/2015	73,140 222,000	185,352 562,591

Sean Hunkler	200,000 100,000	(8) (9)	5.44 2.72	18.05 18.05	08/15/2015 08/15/2015	2,270,310 1,135,155	5,753,410 2,876,705

(1)	The dollar amounts under these columns are the result of calculations at the 5% and 10% rates set by the SEC and are not intended to forecast possible future appreciation, if any, of MEMC’s common stock price. If MEMC’s common stock does not increase in value, then the option grants described in the table will be valueless.
(2)	Options expire ten years from the date of grant. Upon termination of employment due to death or permanent disability, all stock options become immediately exercisable. In addition, upon termination of employment by MEMC without cause or by the employee for good reason within two years following a change of control, except as the Compensation Committee may otherwise determine, all stock options will vest and become immediately exercisable.
(3)	Options vest and become exercisable at the rate of 25% per year on May 2, 2006, May 2, 2007, May 2, 2008 and May 2, 2009, respectively.
(4)	Options vest and become exercisable on May 2, 2008. This grant was made by the Compensation Committee on May 2, 2005 as a retention incentive for Mr. Gareeb beyond the term of his 2002 employment agreement.
(5)	Options vest and become exercisable on May 2, 2010. This grant was made by the Compensation Committee on May 2, 2005 as a retention incentive for Mr. Gareeb beyond the term of his 2002 employment agreement.
(6)	Options vest and become exercisable at the rate of 25% per year on February 16, 2006, February 16, 2007, February 16, 2008 and February 16, 2009, respectively.
(7)	Options vest and become exercisable at the rate of 25% per year on July 26, 2006, July 26, 2007, July 26, 2008 and July 26, 2009, respectively.
(8)	Options vest and become exercisable at the rate of 25% per year on August 15, 2006, August 15, 2007, August 15, 2008 and August 15, 2009, respectively.
(9)	Options vest and become exercisable on August 15, 2009.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired On Exercise	Value Realized	Number of Securities Underlying Unexercised Options at FY-End(#)		Value of Unexercised In-the-Money Options At FY-End ($)(1)
Name	(#)	($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Nabeel Gareeb	1,137,500	18,287,894	112,500	2,500,000	1,258,500	34,602,375
Thomas E. Linnen	0	0	103,350	300,050	1,244,168	3,243,304
Shaker Sadasivam	17,500	387,450	137,275	178,325	2,344,145	2,157,704
John A. Kauffmann	10,000	221,400	76,550	269,650	954,974	2,963,022
Sean Hunkler	0	0	0	300,000	0	1,236,000

(1)	Based on a closing price at December 30, 2005 of $22.17.

Pension Plan

MEMC sponsors the MEMC Pension Plan, a defined benefit pension plan which covered most U.S. employees of MEMC and its subsidiaries through the end of 2001. Effective January 2, 2002, the plan was amended to freeze the accrued benefit for employees who did not meet certain age and service criteria. In order to receive benefit accruals after January 2, 2002, a participant must have met one of two criteria: 1) as of December 31, 2001, the participant was at least age 50 with 5 years of service; or, 2) the participant had at least 25 years of service as of December 31, 2001. Employees who joined MEMC after December 31, 2001 are not eligible for coverage under the MEMC Pension Plan.

The basic benefit payable under the MEMC Pension Plan is determined based on a lump sum equal to 8% of a participant’s “average total earnings” (as defined below) up to one-half of the Social Security wage base plus 12% of the participant’s average total earnings over one-half of the Social Security wage base, multiplied by the participant’s years of benefit service, less 2% of such amount for every year by which the current age of the participant is less than age 65 (the “Basic Formula”). In addition to the normal annuity options, for some participants the benefit is also available in an immediate lump-sum distribution at termination of employment. None of our named executive officers are covered by the Basic Formula.

Employees who were participants in our former Pension Plan for Salaried Employees (the “Salaried Plan”), a prior plan merged into the MEMC Pension Plan as of December 31, 1996, are entitled to a benefit calculated under the formula in effect as of such date under the Salaried Plan, if such benefit is greater than the benefit calculated under the Basic Formula. The basic benefit payable under the Salaried Plan formula is a single life annuity equal to 1.2% of the participant’s average total earnings multiplied by the participant’s years of benefit service. However, if the participant was hired in the U.S. by Monsanto Company (“Monsanto”), a prior owner of a substantial part of our business, before April 1, 1986 and was employed by us at any time during the period April 1, 1989 through May 31, 1989, or if the participant was employed by MEMC at any time during the period January 1, 1989 through March 31, 1989, the factor is 1.4% of the participant’s “average total earnings” instead of 1.2%. If a participant with either the 1.2% or 1.4% formula retires on or after age 55 but prior to age 65, his benefit will be reduced 1/4% for each month that his retirement date precedes his 65th birthday. However, if the participant is under age 65 but at least age 55 at the time of his retirement, and the participant’s age and years of vesting service add up to at least 80, then the benefit is not subject to any reduction. The basic benefit under either the 1.2% or 1.4% formula is reduced by the amount the participant is entitled to receive under any other designated Monsanto defined benefit pension plan. For purposes of the MEMC Pension Plan, “average total earnings” means twelve times the greater of (a) the monthly average earnings received in the 36 full calendar months immediately prior to the date of employment termination or (b) the monthly average of earnings received during the highest three of the ten calendar years immediately prior to the year in which employment terminates. “Earnings” means amounts paid to participants that are subject to federal income tax withholding (including salary and bonus payments), subject to certain adjustments. Generally, “earnings” utilized for pension formula purposes includes salary and bonus reported in the salary and bonus columns of the Summary Compensation

Table. However, since all or portions of the cash incentive bonuses are paid in the year following the year earned, all or a portion of such bonuses are included in earnings utilized for pension formula purposes in the year following the year such bonuses are reported in the bonus column of the Summary Compensation Table.

Retirement benefits payable under qualified defined benefit plans are subject to the annual pension limitations imposed under Section 415 of the Internal Revenue Code, for which limitations vary annually. The Section 415 limitation for 2004 is $165,000. In addition, Section 401(a)(17) of the Internal Revenue Code specifies a maximum amount of annual compensation, also adjusted annually, that may be taken into account in computing benefits under a qualified defined benefit plan. The Section 401(a)(17) limitation for 2004 was $205,000. Our Supplemental Executive Pension Plan (the “MEMC SEPP”), a non-qualified and unfunded plan, provided benefits over the applicable Internal Revenue Code limitations. Benefits under the MEMC SEPP are payable in the form of a lump-sum distribution, in the form of an annuity with monthly payments for life beginning at the participant’s retirement age, or in annual installments not to exceed fifteen years. The MEMC SEPP was amended at the end of 2001 to cease future accruals. In addition, all accrued benefits under the MEMC SEPP for employees who entered into new employment contracts with MEMC in 2001 were waived. None of our named executive officers participate in the MEMC SEPP.

The following table shows the estimated annual pension benefits under the MEMC Pension Plan in the remuneration and years of service classifications indicated using the 1.4% Salaried Plan formula described above. As discussed above, the 1.4% formula is an alternative to the Basic Formula. The amounts shown in the table assume that a participant met the criteria for continued benefit accrual. In addition, the amounts shown in the table are calculated on a single life annuity basis and assume retirement at age 65 (without regard to the offsets described above). No amounts are shown for more than twenty-five years of service or at remuneration levels above $200,000 because none our named executive officers can reach these years of service categories or remuneration levels for purposes of determining benefits under the MEMC Pension Plan.

Pension Plan Table(1)

	Years of Service
Remuneration	15	20	25
$125,000	$26,250	$35,000	$43,750
150,000	31,500	42,000	52,500
175,000	36,750	49,000	61,250
200,000	42,000	56,000	70,000

Mr. Kauffmann is covered by the 1.4% formula. Mr. Kauffmann did not meet the criteria for continued benefit accrual effective December 31, 2001. As of December 31, 2001, Mr. Kauffmann had 22.0 years of benefit service and annualized average total earnings of $108,414.

The following table shows the estimated annual pension benefits under the MEMC Pension Plan in the remuneration and years of service classifications indicated using the 1.2% Salaried Plan formula described above. As discussed above, the 1.2% formula is an alternative to the Basic Formula. The amounts shown in this table assume that a participant met the criteria for continued benefit accrual. In addition, the amounts shown in the table are calculated on a single life annuity basis and assume retirement at age 65 (without regard to the offsets described above). No amounts are shown for more than fifteen years of service or at remuneration levels above $200,000 because none of our named executive officers can reach these years of service categories or remuneration levels for purposes of determining benefits under the MEMC Pension Plan.

Pension Plan Table(2)

	Years of Service
Remuneration	5	10	15
$125,000	$7,500	$15,000	$22,500
150,000	9,000	18,000	27,500
175,000	10,500	21,000	31,500
200,000	12,000	24,000	36,000

Dr. Sadasivam is eligible for the 1.2% formula. Dr. Sadasivam did not meet the criteria for continued benefit accrual effective December 31, 2001. As of December 31, 2001, Dr. Sadasivam had 8.3 years of benefit service and annualized average total earnings of $113,496.

Messrs. Gareeb, Linnen and Hunkler commenced employment after December 31, 2001. As a result, they do not participate in the MEMC Pension Plan or MEMC SEPP.

REPORT OF THE COMPENSATION COMMITTEE

The Compensation Committee of the Board of Directors is responsible for the Company’s executive compensation programs. This report is provided by the Committee to assist stockholders in understanding the philosophy and objectives underlying the compensation of MEMC’s senior executives.

Philosophy

MEMC’s executive compensation programs are designed to attract and retain the highest quality talent possible and also to provide incentives for them to enhance stockholder value. The Committee reviews the executive compensation programs at least annually to ensure that these goals and objectives are being met.

Guidelines

Compensation levels are established annually using guidelines developed by internationally recognized compensation consultants. These guidelines are based upon survey data of comparable U.S. and international companies.

In 2005, the Committee primarily utilized the Radford U.S. Benchmark and U.S. Executive Compensation Surveys as our guideline for executive compensation, although the Committee also utilized several other compensation survey data sources. For long-term equity incentive awards, we also considered the Towers Perrin Executive Compensation Survey Database, General Industry because Towers Perrin provides data in some job categories that are not available from Radford. We believe the Radford surveys are commonly used by the semiconductor and high technology industries and more closely align our compensation structure with those of our competitors, customers and suppliers with whom we compete for executive officers and employees. For purposes of determining the compensation for Mr. Gareeb, the Company’s Chief Executive Officer, we also retained Fred Cook & Co., Inc. to prepare a survey of base salaries, cash incentives and long-term equity incentives for chief executive officers of comparable companies within the semiconductor industry. We believed this survey would supplement the CEO compensation data within the semiconductor industry that was available from Radford, Towers Perrin and the other survey data sources. To retain and attract key executives, the Committee generally utilizes a compensation guideline that targets base salaries, cash incentives and long-term equity incentives for executive officers between the 50th and 75th percentile of the surveys.

Our 2005 executive compensation program consisted of three components: (1) base salaries, (2) cash incentive awards, and (3) long-term equity incentive awards.

Base Salaries

The Committee reviews the base salary of each executive officer on an annual basis and more frequently when necessary to make adjustments based on changes in individual roles and responsibilities and personal performance levels. In making base salary decisions, the Committee reviews comparable salary data from the compensation surveys. In addition, the Committee considers other factors such as personal performance and level of contribution. For 2005, the Committee used an overall compensation guideline that targeted base salaries for executive officers between the 50th and 75th percentile of companies included in the compensation surveys.

In 2005, the Committee deferred its decision regarding any changes to the base salary for Mr. Gareeb, the Company’s Chief Executive Officer. As a result, Mr. Gareeb did not receive an increase in his annual base salary from the 2004 level.

Cash Incentive Awards

Participation in the cash incentive plan is discretionary as determined by the Committee and the plan is non-contractual. Under current practice, the Committee awards cash incentives under the plan to executive officers to recognize and reward individual and corporate performance.

In 2005, the Committee established target and maximum bonuses (as a percentage of base salary) for each designated participant. For 2005, the Committee used the compensation guidelines that targeted cash incentives for executive officers between the 50th to 75th percentile of the survey data. The 2005 cash incentive award for each executive officer other than Mr. Gareeb was based on a number of individual performance and financial objectives applicable to each executive officer’s functional area, certain financial objectives for the Company, as well as the performance objectives established for Mr. Gareeb. These objectives were separately weighted for each person and were determined and evaluated on a quarterly, semi-annual and annual basis, but the incentives were generally paid semi-annually and annually.

For 2005, consistent with Mr. Gareeb’s employment agreement, the Committee established a target bonus level for Mr. Gareeb of 80% of Mr. Gareeb’s annual base salary and a maximum bonus level of 140% of Mr. Gareeb’s annual base salary. Mr. Gareeb’s target award was based on the Company’s overall financial performance, the Company’s achievement of certain strategic objectives, Mr. Gareeb’s achievement of certain individual performance objectives, and the cumulative achievement of those executive officers and management employees reporting to Mr. Gareeb. The Committee deferred final decisions with respect to Mr. Gareeb’s 2005 bonus pending finalization of the financial statements for 2005 so that the Committee could evaluate whether the performance and strategic objectives had been achieved.

Long-Term Equity Incentive Awards

In 2005, executive officers, other than Mr. Gareeb, generally received semi-annual grants of non-qualified stock options having an exercise price equal to 100% of the market value of the Company’s stock on the date of grant, which options vest ratably over four years. These option grants to the named executive officers are reflected in the “Option Grants in Last Fiscal Year” table.

In making decisions regarding long-term equity incentive awards, the Committee first reviews the comparable stock option awards from the compensation surveys listed above. In addition, we consider certain other factors such as personal performance, level of contribution, and the need to attract and retain executive officers. For 2005, we used an overall compensation guideline that targeted long-term equity incentives for executive officers at the 50th to 75th percentile of competitor companies.

Mr. Gareeb’s employment agreement provides for annual grants of stock options to purchase up to 150,000 shares of stock. For 2005, consistent with Mr. Gareeb’s employment agreement and after review of the Company’s overall performance, and in light of the Committee’s desire to retain Mr. Gareeb, the Committee awarded Mr. Gareeb stock options to purchase an aggregate of 1,150,000 shares of stock in three separate grants on May 2, 2005. All three grants were non-qualified stock options having an exercise price equal to 100% of the market value of the Company’s stock on the date of grant. The first grant, for 150,000 shares, vests ratably over four years, and consistent with the intent of Mr. Gareeb’s employment agreement and consistent with Company practice, was intended to be the annual grant contemplated by Mr. Gareeb’s employment agreement. The second and third grants are intended to be retention and performance grants, and have a “cliff vesting” feature. The second grant, for 500,000 shares, vests and becomes exercisable on May 2, 2008. The third grant, for 500,000 shares, vests and becomes exercisable on May 2, 2010. Both the second grant and third grant were made by the Compensation Committee as a retention incentive for Mr. Gareeb beyond the term of his 2002 employment agreement, which expired by its terms on April 8, 2006. The Company intends to negotiate a new employment agreement with Mr. Gareeb. All three of these option grants to Mr. Gareeb are reflected in the “Option Grants in Last Fiscal Year” table.

Members of the Compensation Committee (2005)

James B. Williams, Chairman

Robert J. Boehlke

John Marren (through May 18, 2005)

C. Douglas Marsh

Director Compensation

Under our director compensation policy, outside directors receive the following fees for their service on the Board of Directors and its Committees:

•	$40,000 annual Board of Directors cash retainer

•	$10,000 additional cash retainer for Chairman of the Board of Directors

•	$10,000 additional cash retainer for Chairman of the Audit Committee and $5,000 additional cash retainer for each member of the Audit Committee

•	$5,000 additional cash retainer for Chairman of the Compensation Committee

•	$5,000 additional cash retainer for the Chairman of the Nominating and Corporate Governance Committee

•	$1,000 cash for each Board of Directors’ meeting and each Committee meeting attended.

In addition, the director compensation policy provides for annual equity compensation grants as follows:

•	Upon initial election to the Board of Directors, outside directors who are not affiliated with Texas Pacific Group, Leonard Green & Partners and TCW/Crescent Mezzanine Management III LLC receive a grant of non-qualified stock options to purchase 30,000 shares of MEMC common stock at an exercise price per share equal to the fair market value per share on the date of grant. These options vest ratably over three years. The grant of these stock options in the initial year of service on the Board of Directors is in lieu of the award of restricted stock units (RSUs) described below.

•	Outside directors are awarded RSUs for shares of our common stock on an annual basis. The RSUs vest ratably over two years. Each year, RSUs are to be awarded in an amount such that the number of underlying shares of MEMC common stock has a total value of $60,000 on the date the award is granted. On March 14, 2006, we awarded to each of Messrs. Boehlke, Marren, Marsh, Stevens and Williams 3,400 RSUs for 2005 compensation. Fifty percent (50%) of these RSUs will vest on July 26, 2006 and the remaining fifty percent (50%) will vest on July 26, 2007.

Employment Agreements

Nabeel Gareeb

In connection with Mr. Gareeb’s appointment as our President and Chief Executive Officer on April 30, 2002, we entered into an employment agreement with Mr. Gareeb effective as of March 26, 2002. The employment agreement provided that Mr. Gareeb would serve as our President and Chief Executive Officer for an initial four-year term ending April 8, 2006. The employment agreement also provided that MEMC would cause its Board of Directors to nominate Mr. Gareeb for election to our Board of Directors. This employment agreement expired by its terms on April 8, 2006, and has not yet been renewed or extended by the Company. The Company intends to negotiate a new employment agreement with Mr. Gareeb.

Mr. Gareeb’s employment agreement, which was effective for all of fiscal 2005, included the following provisions:

•	An initial annual base salary of $550,000, which was to be reviewed annually and could be adjusted by the Board, provided, however, such base salary could not be decreased unless such decrease was part of a base salary reduction applicable to a broad class of management employees

•	An annual bonus opportunity, the terms and conditions of which were to be determined by the Board, with a target bonus of 70% of annual base salary and a maximum bonus of 123% of base salary in 2002, which bonus was to be pro-rated for Mr. Gareeb’s actual months of service in 2002, and a target of 80% of annual base salary and a maximum bonus of 140% of base salary in 2003 (See “REPORT OF THE COMPENSATION COMMITTEE—Cash Incentive Awards”)

•	Participation in our employee benefit plans as maintained by MEMC from time to time and generally available to senior executives

•	A $100,000 payment to defray expenses incurred by Mr. Gareeb in relocating to the St. Peters, Missouri area

•	Reimbursement of reasonable moving and closing costs in accordance with MEMC’s relocation policies in the event Mr. Gareeb purchased a residence in the St. Peters, Missouri area prior to April 8, 2003

•	Reimbursement of the cost of temporary accommodations incurred by Mr. Gareeb during the first six months of his employment up to a maximum of $20,000

The employment agreement also provided for certain grants of stock options to purchase MEMC common stock. After 2002, the employment agreement provided for annual grants of options to purchase shares of MEMC common stock in accordance with MEMC’s annual stock option grant program, provided that it was anticipated that Mr. Gareeb would be eligible to receive a grant of an option to purchase up to 150,000 shares of MEMC stock for each of calendar year 2003, 2004 and 2005. Mr. Gareeb received such an option grant in 2003, 2004 and 2005.

Either party could terminate Mr. Gareeb’s employment agreement. In the event of Mr. Gareeb’s involuntary termination without cause (other than by reason of death or disability) or Mr. Gareeb’s voluntary termination for good reason during the employment term, he was entitled to:

•	His base salary through the date of termination

•	His annual bonus, if any, earned in the calendar year immediately preceding the calendar year in which the date of termination occurs, to the extent not yet paid

•	Subject to the execution by Mr. Gareeb of a general release and waiver, the continuation of Mr. Gareeb’s base salary for the two-year period beginning on the date of termination.

Other Employment Arrangements with Executive Officers

Each of our named executive officers, other than Mr. Gareeb, is an employee at will without a written employment agreement. The Compensation Committee adjusts their base salary compensation from time to time as the Compensation Committee deems appropriate, generally annually. The executive officers also receive cash incentive awards as determined by the Compensation Committee pursuant to the MEMC Cash Incentive Plan Covering Executive Officers.

Change in Control

The Company’s stock option plans and certain award agreements under such plans provide for acceleration of vesting in the event of a change in control of MEMC and/or in the event of termination of employment by MEMC without cause or by the participant for good reason within two years following a change in control of MEMC, as defined in those plans. Our named executive officers participate in these plans.

Compensation Committee Interlocks and Insider Participation

In 2005, the Compensation Committee was comprised of Messrs. Robert J. Boehlke, John Marren, C. Douglas Marsh and James B. Williams. Messrs. Marren and Williams are partners with Texas Pacific Group. An investor group led by Texas Pacific Group currently beneficially owns approximately 25% of the outstanding shares of MEMC common stock, including all of the 4,677,276 outstanding warrants to purchase MEMC common stock. For a description of certain transactions and arrangements between MEMC and the investor group led by Texas Pacific Group, see “Certain Relationships and Related Transactions” below.

None of the directors comprising the Compensation Committee during 2005 or 2006 has been an officer or employee of MEMC or any of its subsidiaries.

STOCK PRICE PERFORMANCE GRAPH

The graph below compares cumulative total stockholder return with the cumulative total return (assuming reinvestment of dividends) of the S&P 500 Index and the S&P 500 Semiconductors Index. The information on the graph covers the period from December 31, 2000 through December 31, 2005. The stock price performance shown on the graph below is not necessarily indicative of future stock price performance.

COMPARISON OF CUMULATIVE FIVE YEAR TOTAL RETURN

	December 31,	December 31,	December 31,	December 31,	December 31,	December 31,
	2000	2001	2002	2003	2004	2005
MEMC	100	36.65	78.14	99.30	136.77	228.85
S&P 500	100	88.11	68.64	88.33	97.94	102.75
S&P 500 Semiconductors	100	84.17	41.05	81.08	64.14	71.94

Item 12.	Security Ownership of Certain Beneficial Owners and Management

BENEFICIAL OWNERSHIP

BY DIRECTORS AND EXECUTIVE OFFICERS

The following table lists the beneficial ownership of MEMC common stock as of June 30, 2006, based on 222,023,958 shares outstanding, by each of our directors, our named executive officers for 2005 and all current directors and executive officers as a group. Except as indicated below, each person has the sole power to vote and transfer his or her shares or interests.

Name	Number of Shares of MEMC Common Stock Beneficially Owned		Percentage of MEMC Outstanding Common Stock
Peter Blackmore	0		*
Robert J. Boehlke	43,500	(1)	*
John Marren	13,500	(1)	*
C. Douglas Marsh	43,500	(1)	*
William E. Stevens	44,700	(1)	*
James B. Williams	13,500	(1)	*
Nabeel Gareeb	1,387,500	(1)(2)	*
Sean Hunkler	50,000	(1)	*
John A. Kauffmann	137,706	(3)	*
Thomas E. Linnen	129,200	(1)	*
Shaker Sadasivam	229,121	(4)	*
All directors and executive officers as a group (13 persons)	1,963,027	(5)	*

*Represents	less than 1% of MEMC’s outstanding common stock as of June 30, 2006.
(1)	All of these shares may be acquired by the holder within 60 days of June 30, 2006, including 8,400 shares underlying restricted stock unit awards that each director, other than Mr. Blackmore and Mr. Gareeb, could receive upon his resignation as a director.
(2)	Shares or options are all held by The Nabeel Gareeb Trust II, over which Mr. Gareeb has sole power to vote and transfer such shares or interests.
(3)	Includes 131,380 shares that may be acquired within 60 days of June 30, 2006.
(4)	Includes 218,050 shares that may be acquired within 60 days of June 30, 2006.
(5)	Includes 1,945,630 shares that may be acquired within 60 days of June 30, 2006.

OWNERSHIP OF MEMC EQUITY SECURITIES

BY CERTAIN BENEFICIAL OWNERS

The following table lists the persons known by us to beneficially own 5% or more of our common stock based on 222,023,958 shares outstanding as of June 30, 2006.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Title of Class	Percent of Class
TPG Wafer Holdings LLC 301 Commerce Street, Suite 3300 Fort Worth, TX 76102	56,153,802	(1)	Common	24.8%

TPG Wafer Partners LLC 301 Commerce Street, Suite 3300 Fort Worth, TX 76102	56,153,802	(1)	Common	24.8%

TPG Wafer Management LLC 301 Commerce Street, Suite 3300 Fort Worth, TX 76102	56,153,802	(1)	Common	24.8%

TPG Advisors III, Inc. 301 Commerce Street, Suite 3300 Fort Worth, TX 76102	56,153,802	(1)	Common	24.8%

T(3) Advisors, Inc. 301 Commerce Street, Suite 3300 Fort Worth, TX 76102	56,153,802	(1)	Common	24.8%

T(3) Advisors II, Inc. 301 Commerce Street, Suite 3300 Fort Worth, TX 76102	56,153,802	(1)	Common	24.8%

Green Equity Investors III, L.P. 11111 Santa Monica Blvd., Suite 2000 Los Angeles, CA 90025	56,153,802	(1)	Common	24.8%

Green Equity Investors Side III, L.P. 11111 Santa Monica Blvd., Suite 2000 Los Angeles, CA 90025	56,153,802	(1)	Common	24.8%

GEI Capital III, LLC 11111 Santa Monica Blvd., Suite 2000 Los Angeles, CA 90025	56,153,802	(1)	Common	24.8%

LGP Management, Inc. 11111 Santa Monica Blvd., Suite 2000 Los Angeles, CA 90025	56,153,802	(1)	Common	24.8%

Leonard Green & Partners, L.P. 11111 Santa Monica Blvd., Suite 2000 Los Angeles, CA 90025	56,153,802	(1)	Common	24.8%

TCW/Crescent Mezzanine Partners III, L.P. 11100 Santa Monica Blvd., Suite 2000 Los Angeles, CA 90025	56,153,802	(1)	Common	24.8%

TCW/Crescent Mezzanine Trust III 11100 Santa Monica Blvd., Suite 2000 Los Angeles, CA 90025	56,153,802	(1)	Common	24.8%

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Title of Class	Percent of Class

TCW/Crescent Mezzanine Partners III Netherlands, L.P. 11100 Santa Monica Blvd., Suite 2000 Los Angeles, CA 90025	56,153,802	(1)	Common	24.8%

FMR Corp. 82 Devonshire Street Boston, MA 02109	25,906,800	(2)	Common	11.7%

(1)	Based on information provided by TPG Wafer Holdings LLC (“TPG Wafer Holdings”) and contained in a Schedule 13D jointly filed with the Securities and Exchange Commission by TPG Wafer Holdings, TPG Wafer Partners LLC (“TPG Wafer Partners”), TPG Advisors III, Inc., T(3) Advisors, Inc., T(3) Advisors II, Inc., Green Equity Investors III, L.P., Green Equity Investors Side III, L.P., GEI Capital III, L.L.C., LGP Management, Inc., Leonard Green & Partners, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III, The TCW Group, Inc., TCW Asset Management Company, TCW/Crescent Mezzanine III, LLC (the “Joint Filers”) on November 23, 2001, Amendment No. 1 to such Schedule 13D filed by the Joint Filers and TCW/Crescent Mezzanine Partners III Netherlands, L.P. (“TCW Netherlands”) on January 31, 2002, Amendment No. 2 to such Schedule 13D filed by the Joint Filers and TCW Netherlands on August 9, 2002, Amendment No. 3 to such Schedule 13D filed by the Joint Filers and TCW Netherlands on September 30, 2002, Amendment No. 4 to such Schedule 13D filed by the Joint Filers and TCW Netherlands on May 22, 2003, Amendment No. 5 to such Schedule 13D filed by the Joint Filers and TCW Netherlands on June 3, 2003, Amendment No. 6 to such Schedule 13D filed by the Joint Filers and TCW Netherlands on September 19, 2003, Amendment No. 7 to such Schedule 13D filed by the Joint Filers and TCW Netherlands on February 17, 2004, Amendment No. 8 to such Schedule 13D filed by the Joint Filers and TCW Netherlands on January 5, 2005, Amendment No. 9 to such Schedule 13D filed by the Joint Filers and TCW Netherlands on February 25, 2005 and Amendment No. 10 to such Schedule 13D filed by the Joint Filers and TCW Netherlands on August 23, 2005. Assumes the exercise in full of the warrants to purchase 4,677,276 shares of our common stock. TPG Wafer Holdings is the record owner of 50,870,526 shares of our common stock collectively held by the Joint Filers and TCW Netherlands. TPG Wafer Partners is the record owner of 591,000 shares of our common stock and TPG Wafer Management LLC is the record owner of 15,000 shares of our common stock.

TPG Wafer Holdings is a Delaware limited liability company the members of which are TPG Wafer Partners, TPG Wafer Management LLC, Green Equity Investors III, L.P., Green Equity Investors Side III, L.P., TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III and TCW/Crescent Mezzanine Partners III Netherlands, L.P. (collectively, the “Members”).

The Members have entered into the Amended and Restated LLC Operating Agreement of TPG Wafer Holdings, dated as of November 13, 2001, and as amended on January 25, 2002, which provides that TPG Wafer Partners shall be the managing member of TPG Wafer Holdings and conduct the business and affairs of TPG Wafer Holdings. This includes voting of the equity securities that TPG Wafer Holdings holds except as set forth herein. The Members have also entered into a Members’ Agreement, dated as of November 13, 2001 and as amended on January 25, 2002, providing for, among other things, an agreement by TPG Wafer Partners not to cause TPG Wafer Holdings to vote its shares of common stock without the prior written consent of the other parties to the LLC Operating Agreement on certain matters. The Members’ Agreement also provides that TCW/Crescent Mezzanine Partners III, L.P., TCW/Crescent Mezzanine Trust III and TCW/Crescent Mezzanine Partners III Netherlands, L.P. may nominate one individual to our Board of Directors, Green Equity Investors III, L.P. and Green Equity Investors Side III, L.P. may nominate one individual to our Board of Directors, and TPG Wafer Partners agrees to cause TPG Wafer Holdings to vote its shares of common stock in favor of the election of such individuals as our directors.

David Bonderman, James G. Coulter and William S. Price, III are directors, officers and the sole shareholders of TPG Advisors III, Inc. (“TPG Advisors III”), which is the general partner of TPG GenPar

III, L.P., which in turn is the sole general partner of each of TPG Partners III, L.P. (“Partners III”), TPG Parallel III, L.P. (“Parallel III”), TPG Investors III, L.P. (“Investors III”), FOF Partners III, L.P. (“FOF”) and FOF Partners III-B, L.P. (“FOF B”) and the sole member of TPG GenPar Dutch, L.L.C., which is the general partner of TPG Dutch Parallel III, C.V. (“Dutch Parallel III”). Mr. Bonderman, Mr. Coulter and Mr. Price are also directors, officers and the sole shareholders of T(3) Advisors, Inc. (“T(3) Advisors”), which is the general partner of T(3) GenPar, L.P., which in turn is the sole general partner of each of T(3) Partners, L.P. (“T(3) Partners”), T(3) Parallel, L.P. (“T(3) Parallel”) and T(3) Investors, L.P. (“T(3) Investors”) and the sole member of T(3) GenPar Dutch, L.L.C., which is the general partner of T(3) Dutch Parallel, C.V. (“T(3) Dutch”). In addition, Mr. Bonderman, Mr. Coulter and Mr. Price are also directors, officers and the sole shareholders of T(3) Advisors II, Inc. (“T(3) Advisors II”), which is the general partner of T(3) GenPar II, L.P., which in turn is the sole general partner of each of T(3) Partners II, L.P. (“T(3) Partners II”) and T(3) Parallel II, L.P. (“T(3) Parallel II”). Partners III, Parallel III, Investors III, FOF, FOF B, Dutch Parallel III, T(3) Partners, T(3) Parallel, T(3) Investors, T(3) Dutch, T(3) Partners II and T(3) Parallel II (collectively, the “TPG Funds”) are members of TPG Wafer Partners, which in turn is a member of TPG Wafer Holdings, and also the managing member of TPG Wafer Management LLC (“TPG Wafer Management”). TPG Wafer Holdings directly holds the 50,870,526 shares of our common stock. TPG Wafer Partners directly holds 591,000 shares of our common stock, warrants to purchase 2,764,271 shares of our common stock and a 59.1% membership interest in TPG Wafer Holdings. TPG Wafer Management directly holds 15,000 shares of MEMC common stock and warrants to purchase 70,159 shares of our common stock. TPG Advisors III, T(3) Advisors and T(3) Advisors II may be deemed, pursuant to Rule 13d-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), to beneficially own all of the securities held by TPG Wafer Holdings and TPG Wafer Partners. Mr. Bonderman, Mr. Coulter and Mr. Price, by virtue of their positions with TPG Advisors III, T(3) Advisors, and T(3) Advisors II, may be deemed to have investment power and beneficial ownership with respect to the equity securities held by TPG Wafer Holdings and TPG Wafer Partners. Each of Mr. Bonderman, Mr. Coulter and Mr. Price disclaims beneficial ownership of such securities.

LGP Management, Inc. (“LGPM”) is the general partner of Leonard Green & Partners, L.P. (“LGP”), which is an affiliate of GEI Capital III, L.L.C. (“GEI Capital” and, together with LGPM and LGP, the “LGP Controlling Persons”), which is the general partner of Green Equity Investors III, L.P. (“GEI”) and Green Equity Investors Side III, L.P. (“GEI Side”). GEI and GEI Side, in the aggregate, own 19.7% of the membership interests in TPG Wafer Holdings. TPG Wafer Holdings directly holds 50,870,526 shares of our common stock. GEI directly holds warrants to purchase 914,559 shares of our common stock and GEI Side directly holds warrants to purchase 6,864 shares of our common stock. LGPM, LGP and GEI Capital may be deemed, pursuant to Rule 13d-3 under the Exchange Act, to share beneficial ownership of the securities held by TPG Wafer Holdings, and to beneficially own the warrants held by GEI and GEI Side. Jonathan D. Sokoloff, John G. Danhakl, Peter J. Nolan, Jonathan A. Seiffer, John M. Baumer and Timothy J. Flynn, either directly (whether through ownership interest or position) or through one or more intermediaries, may be deemed to control the LGP Controlling Persons. By virtue of their positions with the LGP Controlling Persons, Messrs. Sokoloff, Danhakl, Nolan, Seiffer, Baumer and Flynn may be deemed to share beneficial ownership of the securities held by TPG Wafer Holdings and to have investment power and beneficial ownership with respect to the warrants held by GEI and GEI Side. However, each such individual disclaims beneficial ownership of such securities.

TCW/Crescent Mezzanine III, LLC (“MEZZANINE LLC”), a Delaware limited liability company, is the General Partner of TCW/Crescent Mezzanine Partners III, L.P. (“TCW Partners”) and TCW/Crescent Mezzanine Partners III Netherlands, L.P. (“TCW Netherlands”) and the Managing Owner of TCW/Crescent Mezzanine Trust III (“TCW Trust” and, collectively, the “TCW Funds”). TCW/Crescent Mezzanine Management III, LLC (“Mezz Mgmt III”) is the Investment Advisor of the TCW Funds, and has delegated all investment and voting discretion with respect to the securities owned by the TCW Funds to TCW Asset Management Company, a California corporation and registered investment advisor (“TAMCO”), as Sub-Advisor. As a result, Mezz Mgmt III disclaims beneficial ownership of these securities. TCW (Mezzanine III), L.P. (“Mezz III LP”), a Delaware limited partnership, is a member of MEZZANINE LLC who may be deemed to control MEZZANINE LLC. TAMCO is the Sub-Advisor to the TCW Funds and the General Partner of Mezz III LP. TAMCO is wholly owned by The TCW Group, Inc., a Nevada corporation (“TCWG”). By virtue of their roles as Sub-Advisor to the TCW Funds, and as the controlling shareholder of such Sub-Advisor, respectively, TAMCO and TCWG may be deemed to have beneficial ownership with respect to the securities owned by the TCW Funds. Each of TAMCO and TCWG is controlled by its respective Board of Directors. TCWG, together with its direct and indirect subsidiaries, collectively constitute The TCW Group, Inc. business unit (the “TCW Business Unit”). The TCW Business Unit is primarily engaged in the provision of investment management services. The ultimate parent company of TCWG is Societe Generale, S.A., a company incorporated under the laws of France (“SG”). The principal business of SG is acting as a holding company for a global financial services group, which includes certain distinct specialized business units that are independently operated, including the TCW Business Unit. SG, for purposes of the federal securities laws, may be deemed ultimately to control TCWG and the TCW Business Unit. SG, its executive officers and directors, and its direct and indirect subsidiaries (including all of its business units except the TCW Business Unit), may beneficially own securities and such securities are not reported in this Table. In accordance with Exchange Act Release No. 34-39538 (January 12, 1998) and due to the separate management and independent operation of its business units, SG disclaims beneficial ownership of our securities beneficially owned by the TCW Business Unit. Each member of the TCW Business Unit disclaims beneficial ownership of our securities beneficially owned by SG and any of SG’s other business units. TCW Partners, TCW Trust and TCW Netherlands, in the aggregate, own 19.7% of the membership interests in TPG Wafer Holdings and 921,423 warrants. TPG Wafer Holdings directly holds 50,870,526 shares of MEMC common stock.

(2)

Based solely on information contained in a Schedule 13G/A jointly filed with the Securities and Exchange Commission by FMR Corp., Edward C. Johnson 3d and Fidelity Management and Research Company on March 10, 2006. According to the filing, Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR Corp. and an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, is the beneficial owner of 21,947,600 shares of MEMC common stock as a result of acting as investment adviser to various investment companies registered under the Investment Company Act of 1940. Edward C. Johnson 3d and FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 21,947,600 shares owned by the funds. Members of the family of Edward C. Johnson 3d, Chairman of FMR Corp., are the predominant owners, directly or through trusts, of Series B shares of common stock of FMR Corp., representing 49% of the voting power of FMR Corp. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B shares will be voted in accordance with the majority vote of Series B shares. Accordingly, through their ownership of voting common stock and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR Corp. Neither FMR Corp. nor Edward C. Johnson 3d, Chairman of FMR Corp., has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. Fidelity Management Trust Company, a wholly-owned subsidiary of FMR Corp. and a bank as defined in Section 3(a)(6) of the Securities Exchange Act of 1934, is the beneficial owner of 1,179,700 shares of MEMC common stock as a result of its serving as investment manager of the institutional account(s). Edward C. Johnson 3d and FMR Corp., through its control of Fidelity Management Trust Company, each has sole dispositive power over 1,179,700 shares and sole power to vote or to direct the voting of 1,179,700 shares of MEMC common stock owned by the institutional account(s) as reported above. Fidelity International Limited (“FIL”) and various foreign-based subsidiaries provide investment advisory and management services to a number of non-U.S. investment companies and certain institutional investors. FIL is the beneficial owner of 2,779,500 shares of MEMC common stock. A partnership controlled predominantly by members of the family of Edward C. Johnson 3d, Chairman of FMR Corp. and FIL, or trusts for their benefit, owns shares of FIL voting stock with the right to cast approximately 38% of the total votes which may be cast by all holders of FIL voting stock. FMR Corp. and FIL are separate and independent corporate entities, and their Boards of

Directors are generally composed of different individuals. FMR Corp. and FIL are of the view that they are not acting as a “group” for purposes of Section 13(d) under the Securities Exchange Act of 1934 (the “1934” Act) and that they are not otherwise required to attribute to each other the “beneficial ownership” of securities “beneficially owned” by the other corporation within the meaning of Rule 13d-3 promulgated under the 1934 Act. Therefore, they are of the view that the shares held by the other corporation need not be aggregated for purposes of Section 13(d). However, FMR Corp. made the Schedule 13G/A filing on a voluntary basis as if all of the shares are beneficially owned by FMR Corp. and FIL on a joint basis.

Equity Compensation Plans

The following table summarizes certain information regarding MEMC securities that have been and may be issued pursuant to our equity compensation plans as of December 31, 2005.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	8,347,911 shares of common stock	$10.82	7,115,452 shares of common stock
Equity compensation plans not approved by security holders(2)	162,500 shares of common stock	$1.50	0 shares of common stock
Total	8,510,411 shares of common stock	$10.65	7,115,452 shares of common stock

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.
(2)	Represents a stock option grant agreement for a nonqualified stock option granted in March 2002 to Nabeel Gareeb to purchase 650,000 shares of common stock at an exercise price of $1.50 per share. Of these shares, 487,500 have been issued upon exercise and 162,500 are currently vested but unexercised. These options expire on March 26, 2012.

Item 13.	Certain Relationships and Related Transactions

On September 30, 2001, an investor group led by Texas Pacific Group, including TPG Wafer Holdings LLC and funds managed by Leonard Green & Partners, L.P. and TCW/Crescent Mezzanine Management III LLC (collectively, TPG), entered into a purchase agreement with E.ON and its affiliates (E.ON). Pursuant to the purchase agreement, on November 13, 2001, TPG Wafer Holdings and its assignees purchased all of E.ON’s debt in MEMC of approximately $910 million and all of E.ON’s equity holdings in MEMC, representing approximately 72% of the outstanding shares of MEMC common stock.

In connection with and as a condition to closing the transactions contemplated by the purchase agreement between E.ON and TPG, on November 13, 2001, we entered into a restructuring agreement with TPG Wafer Holdings under which we restructured approximately $860 million of our debt that was acquired by TPG from E.ON. As part of the transactions contemplated by the purchase agreement and restructuring agreement, we also entered into certain agreements with TPG, as more fully described below.

In an effort to minimize conflicts of interest by members of our Board of Directors affiliated with TPG or other related parties, the Audit Committee, or a special committee consisting entirely of independent directors, generally approves or ratifies any material transaction with a related party. A special committee approved the transaction described under “—Restructuring Agreement,” below.

Restructuring Agreement

In connection with and as a condition of the closing of the transactions contemplated by the purchase agreement between TPG and E.ON, on November 13, 2001, we entered into a restructuring agreement with TPG Wafer Holdings. Pursuant to the restructuring agreement, TPG restructured the debt acquired by TPG from E.ON and TPG committed to provide us with a $150 million revolving credit facility. The revolving credit facility was subsequently replaced with a revolving credit facility from Citibank/UBS, guaranteed by TPG. TPG exchanged previously outstanding debt of approximately $860 million for 260,000 shares of our Series A Cumulative Convertible Preferred Stock, $50 million in principal of our senior subordinated secured notes maturing in November 2007 and warrants to purchase 16,666,667 shares of our common stock. TPG also retained a Euro 55 million note issued by our Italian subsidiary.

Ownership of MEMC by TPG

On July 10, 2002, TPG converted all of the outstanding shares of Series A Cumulative Convertible Preferred Stock into 125,010,556 shares of MEMC common stock. TPG sold 15,300,000, 34,000,000, 65,550,000 and 18,250,000 shares of MEMC common stock in public offerings in May 2003, February 2004, February 2005 and August 2005 respectively. As a result, TPG now owns or has the right to acquire, through exercise of the warrants, approximately 56 million shares of our common stock, which would represent approximately 25% of our outstanding common stock.

Board Representation

Prior to the February 2005 secondary offering, by virtue of its stock ownership, TPG Wafer Holdings possessed the power to elect all of our directors through its beneficial ownership of a majority of our voting stock. The operating agreement for TPG Wafer Holdings provides that certain affiliates of Leonard Green & Partners may collectively nominate one individual to our Board of Directors and certain affiliates of TCW/Crescent Mezzanine Management III LLC may collectively nominate one individual to our Board. Prior to the February 2005 secondary offering, Jean-Marc Chapus, John G. Danhakl, Gene J. Frantz, John Marren and James B. Williams were members of the MEMC Board of Directors. Mr. Chapus is President of TCW/Crescent Mezzanine LLC. Mr. Danhakl is a partner at Leonard Green & Partners, L.P. Messrs. Frantz, Marren and Williams are partners of Texas Pacific Group. After the February 2005 offering, Messrs. Chapus, Danhakl and Frantz resigned from our Board. Our Board currently consists of seven directors, with two TPG-designated members. As a practical matter, as a result of its share ownership, TPG has the ability to influence the election and composition of our Board of Directors.

Director Compensation

Under our director compensation policy, all directors, including directors affiliated with TPG, receive compensation for their service on our Board of Directors. In 2005, we paid $119,000 to certain entities affiliated with TPG for the Board and committee fees and retainers earned by the directors affiliated with such entities. See “Board Representation” above.

Notes and Warrants

Under the terms of the restructuring agreement, in November 2001, MEMC issued to TPG $50 million in principal amount of our senior subordinated secured notes due 2007. The notes were guaranteed by our domestic subsidiaries and bore interest at a rate of 8% (payment in kind) in the first two years following issuance, 14% (payment in kind) in the third and fourth years following issuance and 14% (payment in kind with optional payment in cash at the request of the note holders) in the fifth and sixth years following issuance. “Payment in kind” means that accumulated interest on the notes is added to the principal amount of the notes, instead of being paid in cash. As collateral under the notes, we pledged substantially all of our domestic assets, including all of the capital stock of most of our domestic subsidiaries and 65% of the capital stock of certain of our foreign subsidiaries, but excluding any assets pledged to support third party debt. The notes and the related security interest were subordinate in priority and in right of payment to the Citibank/UBS revolving credit agreement and the reimbursement agreement, which are described under “—Citibank/UBS Credit Agreement” below, and to the TPG revolving credit agreement, which is described under “—TPG Credit Agreement” below. In addition, the notes and related indenture contained substantially the same loan covenants as the Citibank/UBS revolving credit agreement and the TPG revolving credit agreement which are described under “—Citibank/UBS Credit Agreement” and “—TPG Credit Agreement” below. In 2004, the interest accrued on the notes totaled approximately $3.9 million.

On December 29, 2004, we amended the terms of the indenture for the notes to allow for the early redemption of the notes without premium. On December 30, 2004, we redeemed the notes in full for approximately $67.7 million. In connection with the issuance of the notes, MEMC issued to TPG warrants entitling the holders to purchase an aggregate of 16,666,667 shares of MEMC common stock at an exercise price of $3.00 per share, subject to certain antidilution adjustments. In connection with the August 2005 secondary offering, TPG exercised 10,000,000 warrants and surrendered 1,989,391 additional warrants as partial payment for the exercise price of the warrants. The remaining 4,677,276 warrants may be exercised, in whole or in part, at any time and from time to time until their expiration on November 13, 2011.

Registration Rights Agreement

We have entered into a registration rights agreement with TPG providing for registration rights with respect to the warrants, the shares of common stock issuable upon exercise of the warrants and any shares of common stock owned or acquired by TPG (including the shares acquired by TPG from E.ON pursuant to their purchase agreement and the shares of common stock acquired by TPG upon the conversion of the preferred stock). At such time as is requested by TPG, we have agreed to file with the Securities and Exchange Commission registration statements on Form S-3 covering resales of these registrable securities by the holders of the registrable securities. TPG currently beneficially owns 56,153,802 shares of our common stock, including the 4,677,276 warrants, all of which are covered by the registration rights agreement.

Citibank/UBS Credit Agreement

In connection with the restructuring, TPG originally established a five-year revolving credit facility pursuant to which the TPG lender parties committed to make available to us a line of credit in an aggregate amount of $150 million.

Subsequent to the original closing of the debt restructuring transactions, we made arrangements to replace the TPG revolving credit facility with a substantially similar five-year revolving credit facility with an affiliate of Citibank, N.A. On December 21, 2001, we entered into the new Citibank credit facility which replaced the TPG credit facility. In April 2002, Citibank assigned 50% of its interest in this credit facility to UBS AG. MEMC paid back the Citibank facility in full in July 2005, and terminated the Citibank facility at that time.

TPG Credit Agreement

On December 5, 2002, we entered into a $35 million five-year revolving credit facility with TPG. The interest rate under this TPG credit facility was LIBOR plus 10% or an alternative base rate plus 9%. We agreed to pay TPG a commitment fee of 0.50% per annum on the unused amount of this TPG facility. The TPG credit facility was secured by substantially the same collateral that secured the Citibank/UBS facility. As with the Citibank/UBS facility, our domestic subsidiaries guaranteed MEMC’s obligations under the TPG facility. The TPG facility contained substantially the same covenants as the Citibank/UBS facility. The commitments under the TPG credit facility were to terminate and any outstanding loans under the facility, together with any accrued interest thereon, would become due and payable upon the closing and funding of a debt or equity financing in which the net proceeds to MEMC equaled or exceeded $100 million.

Under the terms of the TPG facility, in 2005 we paid TPG commitment fees of approximately $143,000. We terminated the TPG facility in July 2005, and TPG released all its security interests in our assets.

Merger Agreement

Pursuant to an agreement and plan of merger, we have agreed to permit the merger of TPG Wafer Holdings with and into us at such time as TPG Wafer Holdings shall determine. We will continue in existence as the surviving corporation. In connection with the merger, the members of TPG Wafer Holdings will convert their limited liability company interests in TPG Wafer Holdings into equivalent equity securities of us held by TPG Wafer Holdings, plus common stock having a market value equal to the principal amount of the debt securities of MEMC held by TPG Wafer Holdings and the accrued but unpaid interest on such debt securities. The only equity securities of MEMC currently held by TPG Wafer Holdings are shares of our common stock. TPG Wafer Holdings currently does not directly hold any debt of MEMC and has indicated it has no current intention to acquire debt of MEMC. Accordingly, if the merger were consummated today, the members of TPG Wafer Holdings would convert their limited liability interests in TPG Wafer Holdings into the same number of shares of our common stock as is currently held by TPG Wafer Holdings. The merger is subject to the approval of the members of TPG Wafer Holdings. The agreement and plan of merger was approved by our stockholders at a special stockholders meeting held on July 10, 2002.

TPG requested that we enter into the merger agreement to enable it to distribute the MEMC securities held by TPG Wafer Holdings to its members in a tax efficient manner. The merger is not intended to have any material economic consequence for us or any of our stockholders (other than TPG Wafer Holdings). It is expected that the merger will occur only in connection with such a distribution. If the merger is not effected and TPG Wafer Holdings elects to be treated as a corporation for tax purposes, TPG Wafer Holdings and its members may be disadvantaged from a tax perspective on any future sale of the MEMC securities held by it because such a sale would subject TPG Wafer Holdings to tax on the gain from the sale and the members of TPG Wafer Holdings to tax on distributions made by TPG Wafer Holdings to such members.

Management Advisory Agreement

In connection with the restructuring, we entered into a management advisory agreement with TPG GenPar III, L.P., an affiliate of TPG. Pursuant to the agreement, TPG GenPar III was to provide management and financial advisory services to us as requested by our Board of Directors in exchange for a management advisory fee of $2 million per annum, plus related out-of-pocket expenses and additional compensation if TPG GenPar III acts as a financial advisor to us for future transactions such as a merger or debt or equity financing. This Management Advisory Agreement was terminated on March 24, 2005, effective as of December 31, 2004. Under the terms of the Management Advisory Agreement, we paid TPG management advisory fees of $600,000 in 2005, which fees related to 2004.

Tax Consistency Agreement

In 2001, following the closing of the transactions contemplated by the purchase agreement and restructuring agreement, we entered into a tax consistency agreement with MEMC Holdings Corporation, TPG Wafer Partners LLC and TPG Wafer Holdings. This agreement sets forth the income tax elections to be made and the anticipated U.S. federal income tax treatment of the transactions contemplated by the purchase agreement and the restructuring agreement.

Fees and Expenses

We are responsible for the payment of certain of TPG’s expenses incurred in connection with its ownership of our securities and with the Citibank/UBS credit facility and the TPG credit facility. In 2004, we reimbursed Leonard Green approximately $10,000 of expenses incurred by Leonard Green related to its ownership of our securities. There were no such fees paid to Leonard Green in 2005.

Ownership Interest in TPG Wafer Management

Certain of our current and former executive officers have purchased limited liability company membership interests in TPG Wafer Management, an investment limited liability company that owns a 1.5% participation membership interest in TPG Wafer Holdings. These membership interests are economic interests with no voting rights and represent a total of approximately 48.3% of the interests in TPG Wafer Management and, therefore, indirectly, approximately 0.72% of the membership interests in TPG Wafer Holdings.

Additional membership interests in TPG Wafer Management may be issued to directors, executive officers and other service providers of MEMC. In addition to its membership interest in TPG Wafer Holdings, TPG Wafer Management directly owns 15,000 shares of MEMC common stock and 70,159 of our warrants. In addition, TPG Wafer Management received approximately $1.0 million of the proceeds from our redemption of the outstanding senior subordinated secured notes in December 2004, and $15,416,759 of the proceeds from the two secondary offerings of our common stock by TPG in 2005. Mr. Gareeb’s share of such proceeds was approximately $203,000 in 2004 and $3,083,352 in 2005. Upon consummation of the merger described above, TPG Wafer Management would receive a proportionate amount of the shares of MEMC common stock in exchange for its 1.5% membership interest in TPG Wafer Holdings. Assuming consummation of the merger on December 31, 2005, TPG Wafer Management would have received 763,058 shares of MEMC common stock.

Ownership Interest in TPG Wafer Partners

Two of our directors, Messrs. Boehlke and Marsh, have purchased limited liability company membership interests in TPG Wafer Partners, an investment limited liability company that owns a 59.1% membership interest in TPG Wafer Holdings. These membership interests are economic interests with no voting rights. Messrs. Boehlke and Marsh each own (through family trusts) approximately 0.9% of the interests in TPG Wafer Partners and, therefore, indirectly, approximately 0.53% of the membership interests in TPG Wafer Holdings.

In addition to its membership interest in TPG Wafer Holdings, TPG Wafer Partners owns 591,000 shares of MEMC common stock and 2,764,271 of our warrants. In addition, TPG Wafer Partners received approximately $40.0 million of the proceeds from our redemption of our outstanding senior subordinated notes in December 2004, and $612,845,129 of the proceeds from the two secondary offerings of our common stock by TPG in 2005. Mr. Boehlke and Mr. Marsh each received approximately $360,000 of such proceeds in 2004, and $5,521,123 of such proceeds in 2005. Upon consummation of the merger described above, TPG Wafer Partners will receive a proportionate amount of the shares of MEMC common stock in exchange for its 59.1% membership interest in TPG Wafer Holdings. Assuming consummation of the merger on December 31, 2005, TPG Wafer Partners would have received 30,064,481 shares of MEMC common stock.

As partial consideration for their membership interests in TPG Wafer Partners, family trusts controlled by Messrs. Boehlke and Marsh have each deposited $1 million into escrow, with TPG Wafer Partners serving as escrow agent for the escrowed funds. The escrowed funds will be used to satisfy Messrs. Boehlke’s and Marsh’s respective portions of TPG’s obligations in the event that TPG is required to make a payment on its guaranty of the now-terminated Citibank/UBS credit facility or in certain other circumstances. In such event, TPG Wafer Partners, as escrow agent, will release from escrow Messrs. Boehlke’s and Marsh’s respective portions of the amounts becoming payable to the lenders under the terms of the guaranty or to MEMC as part of the loan under the replacement credit facility or otherwise, as applicable, in accordance with Messrs. Boehlke’s and Marsh’s membership interests in TPG Wafer Partners.

Item 14.	Principal Accounting Fees and Services

PRINCIPAL ACCOUNTING FIRM SERVICES AND FEES

The following table presents fees paid to KPMG LLP for services rendered during the last two fiscal years:

	2005	2004
Audit fees	$3,593,000	$1,249,000
Audit-related fees	313,000	57,000
Tax fees	48,000	62,000
All other fees	49,000	81,000

Audit fees consisted principally of the annual audits of the financial statements of MEMC and its consolidated subsidiaries, including in 2004 and 2005 audit work related to our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-related fees consisted principally of audits of financial statements of certain employee benefit plans and reviews of SEC filings.

Tax fees consisted principally of tax compliance and consultation.

All other fees consisted principally of statutory compliance requirements of our Italian subsidiary and consultation on accounting issues related to employee benefit plans.

The Audit Committee considered and determined that the provision of non-audit services by KPMG LLP in 2005 was compatible with maintaining KPMG LLP’s independence.

MEMC has adopted pre-approval policies and procedures requiring that the Audit Committee pre-approve all audit and non-audit services performed by MEMC’s independent auditors. Under the policy, some services may be pre-approved without consideration of specific case-by-case services, while others require the specific pre-approval of the Audit Committee. Annual audit services are subject to the specific pre-approval of the Audit Committee. Certain specific services, subject to maximum fees ranging from $5,000 to $125,000, were generally pre-approved by the Audit Committee in 2005 and management was authorized to engage our independent auditors to perform those services by providing detailed information to the Audit Committee.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)  The following documents are filed as part of this report:

1.  Financial Statements

The following consolidated financial statements of us and our subsidiaries and the Reports of the Independent Registered Public Accounting Firm of KPMG LLP are included in our 2005 Annual Report, and are incorporated herein by reference:

Consolidated Statements of Operations—Years Ended December 31, 2005, 2004 and 2003.

Consolidated Balance Sheets—December 31, 2005 and 2004.

Consolidated Statements of Cash Flows—Years Ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders’ Equity (Deficiency)—Years Ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

Report of the Independent Registered Public Accounting Firm.

2.  Financial Statement Schedules

Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-1
Valuation and Qualifying Accounts	F-2

3.  Exhibits

Exhibit No.	Description

2.1	Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

2.2	Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (Incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (Incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3.4	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

4.1	Form of Warrant Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10.1	Share Sale and Purchase Agreement dated January 16, 2004 by and among the Company, China Steel Corporation, China Development Industrial Bank and Chiao Tung Bank (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated January 30, 2004)

Exhibit No.	Description
10.2	Letter of Exercise of Call Option by Taisil Electronic Materials Corporation to Robina Finance & Leasing Corporation, Ltd. dated February 3, 2004 (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated January 30, 2004)

10.3	Joint Venture Agreement dated August 28, 1990 among the Company, Pohang Iron and Steel Company, Ltd. (“POSCO”) and Samsung Electronics Company, Ltd. (“Samsung”) (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.4	First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.5	Second Amendment to Joint Venture Agreement dated December 30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.6	Share Transfer Agreement dated as of August 1, 2004 by and among Texas Instruments Incorporated, the Company, and MEMC Southwest Inc. (Incorporated by reference to Exhibit 10-g of the Company Form 10-Q for the Quarter ended June 30, 2004)

10.7	Registration Rights Agreement by and among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein, dated as of November 3, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10.8	Amendment to Registration Rights Agreement dated July 15, 2002, among the Company, TPG Wafer Holdings LLC and Guarantors specified therein (Incorporated by reference to Exhibit 10-i(1) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

10.9	Amendment No. 2 to Registration Rights Agreement dated November 14, 2002, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(2) of the Company’s Form 10-K for the Year ended December 31, 2002)

10.10	Amendment No. 3 to Registration Rights Agreement dated February 17, 2003, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(3) of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

10.11	Amendment No. 4 to Registration Rights Agreement dated August 31, 2003, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(4) of the Company’s Form 10-Q for the Quarter ended September 30, 2003)

10.12	Form of Master Reserve Volume Agreement (Incorporated by reference to Exhibit 10-m of the Company’s Form 10-K for the Year ended December 31, 1995)

10.13	MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company’s Form 10-K for the Year ended December 31, 1995)

*10.14	Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

*10.15	Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10.16	Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

Exhibit No.	Description
10.17	Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation (Incorporated by reference to Exhibit 10-nn(1) of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

†10.18	Separation Agreement and General Release by and between the Company and Chandramohan Subramaniam (Incorporated herein by reference to Exhibit 10 of the Company’s Form S-3 Registration Statement No. 333-122520)

†10.19	MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on January 26, 2004 (Incorporated by reference to Exhibit 10-cc of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.20	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10-cc(1) of the Company Form 10-Q for the Quarter ended June 30, 2004)

†10.21	Form of Stock Option and Restricted Stock Agreement (Incorporated by reference to Exhibit 10-t(1) of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.22	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.23	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.24	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.25	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.26	Form of Stock Option Agreement (Non-employee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.27	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-cc(7) of the Company’s Form 10-K for the Year ended December 31, 1999)

†10.28	Form of Stock Option Agreement (4-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(9) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.29	Form of Stock Option Agreement (2-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(10) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)
†10.30	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(11) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.31	Form of Stock Option Agreement (Outside Directors) (Incorporated by reference to Exhibit 10-cc(12) of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.32	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on March 2, 2004 (Incorporated by reference to Exhibit 10-dd of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.33	Form of Stock Option Agreement (4 year vesting) (Incorporated by reference to Exhibit 10-dd(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.34	Form of Stock Option Agreement (7 year cliff vesting) (Incorporated by reference to Exhibit 10-dd(2) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.35	Form of Stock Option Agreement (end of contract vesting) (Incorporated by reference to Exhibit 10-dd(3) of the Company’s Form 10-K for the Year ended December 31, 2002)

Exhibit No.	Description
†10.36	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10.37	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10.38	Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers (Incorporated by reference to Exhibit 10-hh of the Company’s Form 10-Q for the Quarter ended September 30, 2004)

†10.39	Employment Agreement effective as of March 26, 2002 between the Company and Nabeel Gareeb (Incorporated by reference to Exhibit 10-ii of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10.40	Stock Option Grant Agreement (2002 Service Option) (Incorporated by reference to Exhibit 10-ii(1) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10.41	Stock Option Grant Agreement (Four Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10.42	Stock Option Grant Agreement (Seven Year Vesting) (Incorporated by reference to Exhibit 10-ii(3) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10.43	Amendment to Stock Option Grant Agreement (2002 Service Option) (Incorporated by reference to Exhibit 10-ii(4) of the Company Form 10-Q for the Quarter ended June 30, 2004)

†10.44	Form of Restricted Stock Unit Award Agreement under the 2001 Equity Incentive Plan

†10.45	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

†10.46	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

†10.47	Summary of Director Compensation

†10.48	Summary of Compensation Arrangements for Certain Named Executive Officers

10.49	Reimbursement Agreement, dated as of December 21, 2001 by and among the Company, TPG Partners III, L.P., TCW/Crescent Mezzanine Partners III, L.P, TCW/Crescent Mezzanine Trust III, Green Equity Investors III, L.P. and Green Equity Investors Side III, L.P, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10.50	Letter Agreement of March 24, 2005 with TPG GenPar III, L.P., terminating Management Advisory Agreement between the parties (Incorporated by reference to Exhibit 10 of the Company’s Form 10-Q for the Quarter ended March 31, 2005)

10.51	Revolving Credit Agreement, dated as of July 21, 2005, by and among the Company, National City Bank of the Midwest, US Bank National Association and the other lender signatories thereto (Incorporated by reference to Exhibit 10-eee(1) of the Company’s Quarterly report on Form 10-Q for the Quarter ended June 30, 2005)

10.52	Subsidiary Guarantee, dated as of July 21, 2005, by and among the Company, National City Bank of the Midwest, as Administrative Agent, and the guarantor signatories thereto (Incorporated by reference to Exhibit 10-eee(2) of the Company’s Quarterly report on Form 10-Q for the Quarter ended June 30, 2005)

10.53	Pledge Agreement, dated as of July 21, 2005, by and among the Company, National City Bank of the Midwest, as Collateral Agent, and the pledgor signatories thereto (Incorporated by reference to Exhibit 10-eee(3) of the Company’s Quarterly report on Form 10-Q for the Quarter ended June 30, 2005)

Exhibit No.	Description
13	Selected pages from the Company’s 2005 Annual Report

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of these documents has been granted.
†	These exhibits constitute management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC ELECTRONIC MATERIALS, INC.

By:	/S/ NABEEL GAREEB
Nabeel Gareeb President and Chief Executive Officer

Date: August 10, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ NABEEL GAREEB Nabeel Gareeb	President, Chief Executive Officer and Director (Principal executive officer)	August 10, 2006

/S/ KENNETH H. HANNAH Kenneth H. Hannah	Senior Vice President and Chief Financial Officer (Principal financial officer and accounting officer)	August 10, 2006

/S/ PETER BLACKMORE Peter Blackmore	Director	August 10, 2006

/S/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	August 10, 2006

/S/ JOHN MARREN John Marren	Chairman of the Board of Directors	August 10, 2006

/S/ C. DOUGLAS MARSH C. Douglas Marsh	Director	August 10, 2006

/S/ WILLIAM E. STEVENS William E. Stevens	Director	August 10, 2006

/S/ JAMES B. WILLIAMS James B. Williams	Director	August 10, 2006

EXHIBIT INDEX

The following exhibits are filed as part of this report.

10.44	Form of Restricted Stock Unit Award Agreement under the 2001 Equity Incentive Plan

10.47	Summary of Director Compensation

10.48	Summary of Compensation Arrangements for Certain Named Executive Officers

13	Selected pages from the Company’s 2005 Annual Report

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

MEMC Electronic Materials, Inc.:

Under date of August 10, 2006, we reported on the consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2005, as incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in Item 15 in the Annual Report on Form 10-K. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company has restated the consolidated statements of cash flows for the years ended December 31, 2004 and 2003.

/s/    KPMG LLP

St. Louis, Missouri

August 10, 2006

F-1

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts— Describe		Deductions— Describe		Balance at End of Period
	(Dollars in thousands)
Allowance for doubtful accounts:
Year ended December 31, 2003	3,294	—		322	(a)	(1,208	)(b)	2,408
Year ended December 31, 2004	2,408	—		131	(a)	(906	)(b)	1,633
Year ended December 31, 2005	1,633	32		(207	)(a)	(47	)(b)	1,411
Allowance for slow moving/lower of cost or market/other impairments:
Year ended December 31, 2003	11,161	2,554	(c)	3,025	(a)(e)	(11,354	)(d)	5,386
Year ended December 31, 2004	5,386	(2,535	)(c)	4,558	(a)(e)	(2,733	)(d)	4,676
Year ended December 31, 2005	4,676	1,019	(c)	(653	)(a)	(316	)(d)	4,726
Spare parts reserves:
Year ended December 31, 2003	10,173	—		(2,411	)(a)(e)	(2,248	)(f)	5,514
Year ended December 31, 2004	5,514	10	(c)	(5,062	)(a)(e)	(427	)(f)	35
Year ended December 31, 2005	35	—		(8	)(a)	—		27

(a)	Currency fluctuations
(b)	Write-off of uncollectible accounts
(c)	Charged to cost of goods sold
(d)	Write-off of inventory
(e)	Includes transfers between inventory and spare parts reserve
(f)	Write-off of spare parts

F-2