Form 10-Q
period 2006-03-31
MEMC ELECTRONIC MATERIALS INC
filed 2006-09-18
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of the registrant’s common stock outstanding at September 18, 2006 was 222,048,958.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollars in thousands, except share data)

	Three Months Ended March 31,
	2006	2005
Net sales	$341,549	$250,939
Cost of goods sold	208,868	169,664

Gross margin	132,681	81,275
Operating expenses:
Marketing and administration	22,564	18,076
Research and development	8,445	9,114

Operating income	101,672	54,085

Nonoperating (income) expense:
Interest expense	982	1,911
Interest income	(1,590)	(711)
Currency gains	(363)	(77)
Other, net	(497)	(320)

Total nonoperating (income) expense	(1,468)	803

Income before income taxes and minority interests	103,140	53,282
Income tax expense (benefit)	34,802	(3,838)

Income before minority interests	68,338	57,120
Minority interests	(995)	(82)

Net income	$67,343	$57,038

Basic income per share	$0.30	$0.27
Diluted income per share	$0.29	$0.25

Weighted average shares used in computing basic income per share	221,695,347	208,826,451
Weighted average shares used in computing diluted income per share	229,114,697	223,934,369

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$210,188	$126,494
Short-term investments	26,781	27,117
Accounts receivable, less allowance for doubtful accounts of $1,428 and $1,411 in 2006 and 2005, respectively	140,156	125,183
Inventories	112,516	119,956
Prepaid and other current assets	29,005	37,528

Total current assets	518,646	436,278
Property, plant and equipment, net of accumulated depreciation of $250,603 and $236,866 in 2006 and 2005, respectively	518,263	494,927
Deferred tax assets, net	157,964	165,570
Other assets	53,787	51,328

Total assets	$1,248,660	$1,148,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$5,355	$18,305
Accounts payable	117,117	105,500
Accrued liabilities	44,876	48,938
Accrued wages and salaries	30,165	25,987
Deferred revenue	13,754	14,558
Income taxes payable	31,208	11,621

Total current liabilities	242,475	224,909
Long-term debt, less current portion	34,950	34,821
Pension and post-employment liabilities	88,621	91,028
Other liabilities	44,523	41,362

Total liabilities	410,569	392,120

Minority interests	45,641	44,646
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued and outstanding at 2006 and 2005	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 222,629,672 and 222,258,808 issued at 2006 and 2005, respectively	2,226	2,223
Additional paid-in capital	198,413	191,663
Retained earnings	625,047	557,704
Accumulated other comprehensive loss	(28,965)	(35,982)
Treasury stock, 741,580 shares in 2006 and 2005	(4,271)	(4,271)

Total stockholders’ equity	792,450	711,337

Total liabilities and stockholders’ equity	$1,248,660	$1,148,103

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollars in thousands)

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net income	$67,343	$57,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,418	12,040
Minority interests	995	82
Stock compensation	3,571	386
Working capital and other	31,955	1,752

Net cash provided by operating activities	120,282	71,298

Cash flows from investing activities:
Proceeds from sale of time deposits	3,440	—
Purchases of time deposits	(2,023)	(977)
Capital expenditures	(29,749)	(45,404)
Proceeds from sale of property, plant and equipment	145	2

Net cash used in investing activities	(28,187)	(46,379)

Cash flows from financing activities:
Net short-term borrowings	(12,969)	(7,201)
Principal payments on long-term debt	—	(883)
Proceeds from issuance of common stock	3,287	3,867

Net cash used in financing activities	(9,682)	(4,217)

Effect of exchange rate changes on cash and cash equivalents	1,281	1,463

Net increase in cash and cash equivalents	83,694	22,165
Cash and cash equivalents at beginning of period	126,494	49,519

Cash and cash equivalents at end of period	$210,188	$71,684

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited; Dollars in thousands, except share data)

(1) Nature of Operations

We are a leading worldwide producer of wafers for the semiconductor industry. We operate manufacturing facilities in every major semiconductor manufacturing region throughout the world, including Europe, Japan, Malaysia, South Korea, Taiwan and the United States. Our customers include virtually all of the major semiconductor device manufacturers in the world, including the major memory, microprocessor and applications specific integrated circuit, or ASIC, manufacturers, as well as the world’s largest foundries. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch) and in three general categories: prime polished, epitaxial and test/monitor. Depending on market conditions, we also sell intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers to semiconductor device and equipment makers, solar customers, flat panel and other industries.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented. MEMC has presented the condensed consolidated financial statements in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and consequently these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (US GAAP). These unaudited consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2005, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(3) Prior Period Adjustments

As previously disclosed in our March 31, 2005 Form 10-Q, certain amounts were recorded in the three months ended March 31, 2005 which related to previous periods. The amount of such adjustments was not material to our consolidated results of operations for 2004 and prior periods, nor was the inclusion of the net expense in the results of operations for the three months ended March 31, 2005 considered material. The effect of these adjustments on gross margin and net income for the three months ended March 31, 2005 was as follows:

Prior Period Adjustments – increase (decrease)	Impact on Gross Margin	Impact on Net Income
Income Taxes, net	$2,358	$(3,251)
Revenue Recognition	(1,098)	(696)
Other	(3,561)	(2,225)

Total	$(2,301)	$(6,172)

Included in the Income Taxes, net (Impact on Net Income) were prior period adjustments including a benefit of $6,478 related to the portion of the interest on senior subordinated notes deductible for tax purposes for which a liability for the unrecognized tax benefit had been recorded, additional expense of $2,768 (tax expense of $7,418 offset by less depreciation expense and other adjustments) related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law, additional expense of $6,024 associated with non-qualified stock option deductions which had been recorded as a reduction to income tax expense in prior periods, and additional expense of $937 related to amended tax filings and reassessment of tax basis limitations.

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

(4) Earnings per share

For the three month periods ended March 31, 2006 and 2005, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$67,343	$67,343	$57,038	$57,038

EPS denominator:
Weighted average shares outstanding	221,695,347	221,695,347	208,806,451	208,806,451
Warrants	—	4,228,337	—	12,703,163
Stock options	—	3,130,277	—	2,377,593
Restricted stock units	—	60,736	20,000	47,162

Total shares	221,695,347	229,114,697	208,826,451	223,934,369

Earnings per share	$0.30	$0.29	$0.27	$0.25

At March 31, 2006, MEMC had outstanding 8,764,984 options and 4,677,276 warrants. For the three months ended March 31, 2006 and 2005, options to purchase 12,802 and 444,167 shares, respectively, of MEMC stock were excluded from the calculation of diluted EPS because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

(5) Inventories

Inventories consist of the following:

	March 31, 2006	December 31, 2005
Raw materials and supplies	$11,703	$13,169
Goods in process	49,108	50,012
Finished goods	51,705	56,775

	$112,516	$119,956

(6) Comprehensive Income

Comprehensive income for the three months ended March 31, 2006 and 2005 was $74,255 and $52,577, respectively. MEMC’s only adjustment from net income to comprehensive income was foreign currency translation adjustments in each period presented.

(7) Debt

There were no short-term borrowings at March 31, 2006, under approximately $80,103 of short-term loan agreements. Of the $80,103 committed short-term loan agreements, $20,764 is unavailable as it relates to the issuance of third party letters of credit and forward contracts.

The company and certain of its foreign subsidiaries have entered into agreements with various financial institutions whereby we sell on a continuous basis eligible trade accounts receivable. Each of the agreements permits our foreign subsidiaries to sell receivables on a recourse or non-recourse basis. All of the receivables have been sold on a recourse basis. These agreements have different terms, including options for renewal, none of which extend beyond one year. Such factoring is generally limited to $90,000 by our revolving credit agreement. The company accounts for its transfers of receivables as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140).

At March 31, 2006 and December 31, 2005, MEMC had factored $32,128 and $41,793 of receivables, respectively, of which $10,929 have been recorded as short-term borrowings as of December 31, 2005, as the sale criteria under SFAS 140 were not met for certain factored transactions. There were no factored receivables recorded as short-term borrowings as of March 31, 2006.

Long-term borrowings outstanding were $34,950 at March 31, 2006, under $267,609 of long-term committed loan facilities. Of the $267,609 committed long-term loan agreements, $8,633 is unavailable as it relates to the issuance of third party letters of credit and forward contracts.

As a result of not timely filing its 2005 Form 10-K, the company would have been in technical default under its revolving credit agreement. The lenders granted waivers on March 30, 2006, June 30, 2006 and July 31, 2006 extending the deadline to deliver the 2005 Form 10-K to August 31, 2006. After filing our 2005 Form 10-K on August 10, 2006 we were in compliance with the provisions of the revolving credit agreement.

(8) Stock-Based Compensation

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, we generally recognized expense only when we granted options with a discounted exercise price. Any resulting compensation expense was recognized over the associated service period, which was generally the option vesting term.

Prior to January 1, 2006, we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) had been applied to its stock-based compensation.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore have not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first three months of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of an estimated forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. With the adoption of SFAS 123R, we elected to recognize stock-based compensation expense for all grants on or after January 1, 2006 on a straight-line basis over the requisite service period of the entire award for ratable awards. For awards granted prior to January, 1, 2006, we will continue to calculate compensation expense by treating each vesting traunch as a separate award. We estimated the forfeiture rate for the first three months of 2006 based on our historical experience during the preceding four fiscal years.

As a result of adopting SFAS 123R, income before income taxes and minority interests for the three months ended March 31, 2006 was $3,237 lower and net income for the three months ended March 31, 2006 was $2,053 lower than if we had continued to account for stock-based compensation under Opinion 25. The impact on both basic and diluted earnings per share for the three months ended March 31, 2006 was $0.01 per share. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the tax benefit related to compensation cost recognized for those options will now be classified as financing cash flows.

The following table provides pro forma net income and income per share had MEMC applied the fair value method of SFAS123 for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
Net income, as reported	$57,038
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	240
Deduct:
Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,122)

Pro forma net income	$55,156

Income per share:
Basic-as reported	$0.27
Diluted-as reported	$0.25

Basic-pro forma	$0.26
Diluted-pro forma	$0.25

Equity Incentive Plans

MEMC has equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors, and consultants. We issue new shares to satisfy stock option exercises. At March 31, 2006, an aggregate of 6,417,526 shares were authorized for future grant under these plans.

In 2002, options were granted with two-year, four-year, and seven-year cliff vesting, in addition to four-year ratable vesting. From 2003 to 2006, options to employees were generally granted semi-annually primarily with four-year ratable vesting, although certain grants had four-year cliff vesting. The exercise price of a stock option generally is equal to the fair market value of MEMC’s common stock on the option grant date.

The following table presents information regarding outstanding stock options as of March 31, 2006 and changes during the three months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Fair Value of Options Granted	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2005	8,403,441	$10.73
Granted	879,346	25.81		$14.74
Exercised	(370,489)	9.71
Forfeited	(134,689)	12.48
Expired	(12,625)	31.77

Outstanding at March 31, 2006	8,764,984	$12.23	$216,418		8.2 Years

Options exercisable at March 31, 2006	1,427,753	$8.08	$41,176		7.1 Years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the three months ended March 31, 2006 was $8,042.

As of March 31, 2006, $27,725 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.7 years. Cash received from option exercises for the three months ended March 31, 2006 was $3,287.

MEMC used the Black-Scholes option pricing model to value its options. As part of its SFAS 123R adoption, MEMC examined its assumptions used in estimating the fair value of employee options granted. As part of this assessment, management determined that its historical stock price volatility and historical pattern of option exercises were appropriate indicators of expected volatility and expected term. The interest rate is determined based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award.

Weighted average assumptions used for stock options granted in the following periods were:

	Three Months Ended March 31, 2006	Three Months Ended March 31, 2005
Risk-free interest rate	4.40%	3.67%
Expected stock price volatility	71.0%	105.9%
Expected term until exercise (years)	4.1	4.0
Expected dividends	0.0%	0.0%

Restricted stock units represent the right to convert a stock unit to a share of MEMC common stock at a designated time in the future, provided the stock unit is vested at the time. Restricted stock units granted to non-employee directors, which generally vest over a two year period from the grant date, totaled 94,400 in 2004. Notwithstanding the foregoing, of the 40,000 restricted stock units granted to non-employee directors in April 2004, 50% vested in July 2004 and the remaining 50% vested in July 2005. There were no restricted stock units granted in 2005. At January 1, 2006, 59,000 restricted stock units were outstanding. Restricted stock units granted to non-employee directors in March 2006 totaled 17,000 and vest 50% in July 2006 and the remaining 50% vest in July 2007. At March 31, 2006, there were 76,000 restricted stock units outstanding with an aggregate intrinsic value of $2,806 and a remaining contractual life of 0.8 years, none of which were convertible. As of March 31, 2006, $648 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 0.8 years. There were no restricted stock units converted during the three months ended March 31, 2006.

For the three months ended March 31, 2006, stock-based compensation expense under SFAS 123R was allocated as follows:

Three Months Ended March 31, 2006
Cost of goods sold	$598
Marketing and administration	2,448
Research and development	295

Stock-based employee compensation before related tax effects	3,341
Income tax benefit	1,223

Total stock-based compensation expense, net of related tax effects	$2,118

The amount of stock-based compensation cost capitalized into inventory at March 31, 2006 was $230.

(9) Income Taxes

For the three months ended March 31, 2006, we recognized income tax expense of $34,802 as compared to tax benefit $3,838 for the three months ended March 31, 2005. The benefit for the quarter ended March 31, 2005 reflected an annualized effective tax rate for 2005, coupled with significant discrete tax adjustments impacting the tax provision. These discrete adjustments included a tax benefit of $29,618 due to a change in estimate of allowable depreciation deductions, and our election to credit foreign taxes. Prior period adjustments included a decrease in tax reserves related to the deductibility of interest expense paid to Texas Pacific Group in the amount of $6,478, a tax expense of $6,024 related to tax deductions for stock options exercised in prior years, additional tax expense of $7,418 related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law, additional tax expense of $937 for other adjustments related to amended return filings and reassessment of tax basis limited by the change in control provisions under Internal Revenue Code Sec. 382.

(10) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended March 31, 2006		Three Months Ended March 31, 2005
	Pension Plans	Health Care and Other Plans	Pension Plans	Health Care and Other Plans
Service cost	$884	$95	$936	$89
Interest cost	2,345	571	2,321	621
Expected return on plan assets	(2,140)	—	(1,881)	—
Amortization of service costs	1	—	3	—
Net actuarial loss/(gain)	530	(151)	413	(139)
Transition obligation recognized	1	—	5	—

Net periodic postretirement benefit cost	$1,621	$515	$1,797	$571

(11) Commitments and Contingencies

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

(12) Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. We have not yet determined the impact FIN 48 will have on our consolidated results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of MEMC Electronic Materials, Inc.

Overview.

The company showed solid improvements in sales, gross margin and operating income in the first quarter of 2006 compared to the fourth quarter of 2005, and continued to generate strong cash flows with cash balances increasing by $84 million. The pricing environment for our products continued to improve due to increased product volumes, high utilization rates, and a raw material supply chain for the industry that continued to be constrained. Selling prices were also higher in the first quarter of 2006 compared to the fourth quarter of 2005.

Compared to the first quarter of 2005, higher pricing of polysilicon and other intermediate products (silane gas, partial ingots and scrap wafers) sold to semiconductor device and equipment makers, solar customers, flat panel and other industries along with increased semiconductor wafer product volumes led to solid improvements in key financial categories including sales, gross margin, operating income, net income and operating cash flow. Wafer average selling prices were slightly lower compared to the first quarter of 2005 as price declines during the majority of 2005 were not fully offset by the strong, and improving, demand environment in early 2006.

Net Sales.

Our net sales increased by 36.1% to $341.5 million in the first quarter of 2006 from $250.9 million in the first quarter of 2005. This increase was primarily due to higher prices on sales of polysilicon and other intermediate products (silane gas, partial ingots and scrap wafers) driven by the industries’ constrained raw material supply chain and an 18.0% increase in wafer product volumes slightly offset by a 1.6% decrease in overall wafer average selling prices.

Gross Margin.

In the 2006 first quarter, our gross margin was $132.7 million compared to $81.3 million in the 2005 first quarter. As a percentage of net sales, gross margin improved to 38.9% in the 2006 first quarter from 32.4% in the first quarter of 2005. The gross margin improvement was primarily a result of the increased pricing on polysilicon and other intermediate products (silane gas, partial ingots and scrap wafers) driven by the industries’ constrained raw material supply chain along with higher wafer volume and productivity improvements, slightly offset by lower wafer average selling prices.

Marketing and Administration.

Marketing and administration expenses increased to $22.6 million for the three months ended March 31, 2006 compared to $18.1 million for the three months ended March 31, 2005. The increase was primarily a result of increased stock compensation expense and higher professional fees. Stock compensation expense recorded in marketing and administration expenses with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) in the first three months of 2006 was $2.5 million as compared to $0.4 million in the year ago period. As a percentage of net sales, marketing and administration expenses decreased to 6.6% in the 2006 first quarter from 7.2% in the 2005 period.

Research and Development.

Our R&D expenses decreased in the three months ended March 31, 2006 to $8.4 million compared to $9.1 million in the year ago period. The decreased expense was due to a reimbursement for a grant with the Department of Defense related to the development of thin film silicon on insulator (SOI) wafers recorded as a reduction to R&D, partially offset by stock compensation expense associated with the adoption of SFAS 123R of $0.3 million. The grant reimbursement substantially completes the total anticipated reimbursement of $3.5 million. As a percentage of net sales, R&D expenses decreased to 2.5% for the 2006 first quarter from 3.6% in the 2005 first quarter.

Operating Income.

Operating income increased to $101.7 million, or 29.8% of sales, in the first quarter of 2006 compared to $54.1 million, or 21.6% of sales, in the 2005 first quarter. The improved operating results were primarily a result of the increase in gross margin in the three month period ending March 31, 2006 as compared to the 2005 period, offset by the increase in marketing and administrative expenses.

Nonoperating (Income) Expense.

In the three months ended March 31, 2006, our nonoperating income was $1.5 million compared to nonoperating expense of $0.8 million in the three months ended March 31, 2005. This change was primarily due to a decrease in interest expense as a result of debt reductions throughout 2005, as well as an increase in interest income due to an increase in our investments in highly liquid time deposits.

Income Taxes.

For the three months ended March 31, 2006, we recognized income tax expense of $34.8 million as compared to income tax benefit of $3.8 million expense for the three months ended March 31, 2005. The 2006 annual effective book tax rate is expected to be 35.3%. The benefit for the three months ended March 31, 2005 reflected an annualized effective tax rate for 2005, coupled with discrete tax adjustments impacting the tax provision. These discrete adjustments included a tax benefit of $29.6 million due to a change in estimate of allowable depreciation deductions, and our election to credit foreign taxes. Prior period adjustments included a decrease in tax reserves related to the deductibility of Texas Pacific Group interest expense in the amount of $6.5 million, a tax expense of $6.0 million related to tax deductions for stock options exercised in prior years, additional tax expense of $7.4 million related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law, additional tax expense of $0.9 million for other adjustments related to amended return filings and reassessment of tax basis limited by the change in control provisions under IRC Sec. 382.

Financial Condition.

Cash and cash equivalents increased $83.7 million from $126.5 million at December 31, 2005 to $210.2 million at March 31, 2006. See additional discussion in Liquidity and Capital Resources.

Accounts receivable of $140.2 million at March 31, 2006 increased $15.0 million from $125.2 million at December 31, 2005. The increase was primarily attributable to the impact on accounts receivable of a $38.1 million increase in sales in the quarter ended March 31, 2006 compared to the quarter ended December 31, 2005. Days’ sales outstanding was 37 days at March 31, 2006 compared to 38 days at December 31, 2005 based upon annualized sales for the respective immediately preceding quarter. As discussed below, at March 31, 2006 and December 31, 2005, we had factored $32.1 million and $41.8 million of receivables, respectively, of which $0 and $10.9 million have been recorded as accounts receivable and short-term borrowings as of March 31, 2006 and December 31, 2005, respectively.

Inventories decreased $7.5 million to $112.5 million at March 31, 2006 from $120.0 million at December 31, 2005. Inventories primarily decreased as a result of the increase in sales. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, increased to seven for the three month period ended March 31, 2006 compared to six for the three month period ended December 31, 2005. At March 31, 2006, we had approximately $10.1 million of inventory held on consignment, compared to $17.9 million at December 31, 2005. Related inventory reserves for obsolescence, lower of cost or market issues, or other impairments were $4.7 million at March 31, 2006 and December 31, 2005.

Net deferred tax assets totaled $169.9 million as of March 31, 2006 versus $177.5 million as of December 31, 2005 (of which $12.0 million was included in prepaids and other assets at March 31, 2006 and December 31, 2005). We provide for quarterly income taxes based on an estimated annual effective tax rate. We believe that it is more likely than not that, with our projections of future taxable income and after consideration of the valuation allowance, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2006.

Accounts payable increased $11.6 million to $117.1 million at March 31, 2006, compared to $105.5 million at the end of 2005. The increase was a result of increased payables at March 31, 2006 related to capital acquisitions and increased days payable outstanding.

We had deferred revenue totaling $13.8 million related to polysilicon sales as of March 31, 2006. We defer product revenue for multiple element arrangements based on a fair value per unit for the total arrangement when we receive cash in excess of fair value. We also defer revenue when pricing is not fixed and determinable or other revenue recognition criteria is not met.

Income taxes payable increased $19.6 million to $31.2 million at March 31, 2006 compared to $11.6 million at the end of 2005. This increase is primarily attributable to improved profitability in the U.S. operations over and above the benefit from our decision to credit foreign taxes and is net of estimated tax payments made to date.

Liquidity and Capital Resources.

In the three months ended March 31, 2006, we generated $120.3 million of cash from operating activities, compared to $71.3 million in the three months ended March 31, 2005. This increase was a result of our improved operating results discussed above.

Cash used in investing activities decreased to $28.2 million in the three months ended March 31, 2006 compared to $46.4 million in the three months ended March 31, 2005, primarily as a result of the decrease in capital expenditures. Capital expenditures in 2006 primarily relate to increasing our capacity and capability for our next generation products, including 300 millimeter and silicon-on-insulator, by making incremental changes to our existing manufacturing facilities and manufacturing lines. The existing facilities may be modified to permit the manufacture of greater quantities of current products, and, with incremental improvements, can become capable of manufacturing next generation products.

Cash used in financing activities was $9.7 million in the three months ended March 31, 2006 compared to $4.2 million in the three months ended March 31, 2005. The increase in cash used in financing activities was primarily related to the reduction of factored receivables recorded as short-term borrowings.

We had no short-term borrowings at March 31, 2006, under approximately $80.1 million of short-term loan agreements. Of the $80.1 million committed short-term loan agreements, $20.8 million is unavailable as it relates to the issuance of third party letters of credit and forward contracts. Long-term borrowings outstanding were $35.0 million at March 31, 2006, under $267.6 million of committed long-term loan agreements. Of the $267.6 million committed long-term loan agreements, $8.6 million is unavailable as it relates to the issuance of third party letters of credit and forward contracts. Our weighted average cost of borrowing was 2.3% at March 31, 2006 and 2.6% at December 31, 2005. Our total debt to capital ratio at March 31, 2006 was 5%, compared to 7% at December 31, 2005.

We and certain of our foreign subsidiaries have entered into agreements with various financial institutions whereby we sell on a continuous basis eligible trade accounts receivables. Each of the agreements permits our foreign subsidiaries to sell receivables on a recourse or non-recourse basis. All of the receivables are sold on a recourse basis. These agreements have different terms, including options for renewal, none of which extend beyond one year. Such factoring is generally limited to $90 million by our revolving credit agreement. At March 31, 2006 and December 31, 2005, we had factored $32.1 million and $41.8 million of receivables, respectively, of which $0 million and $10.9 million have been recorded as short-term borrowings as of March 31, 2006 and December 31, 2005, respectively, as the sale criteria under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” were not met for certain factored transactions.

The Company has a Revolving Credit Agreement with National City Bank of the Midwest, US Bank National Association, and such other lending institutions as may from time to time become lenders (the “National City Agreement”). The National City Agreement provides for a $200 million secured revolving credit facility and expires in July 2010. Interest on borrowings under the National City Agreement would be payable based on the Company’s election at LIBOR plus an applicable margin (currently 1.0%) or at a defined prime rate plus an applicable margin (currently 0.00%). At March 31, 2006, there were no borrowings under this credit facility, however, credit available under the facility has been reduced by $6.3 million related to the issuance of third party letters of credit.

As a result of not timely filing our 2005 Form 10-K, we would have been in technical default under the National City Agreement. The lenders granted waivers on March 30, 2006, June 30, 2006, and July 31, 2006 extending our deadline to deliver the 2005 Form 10-K to August 31, 2006. After filing our 2005 Form 10-K on August 10, 2006 we were in compliance with the provisions of National City Agreement.

We believe that we have the financial resources needed to meet our business requirements for at least the next 12 months, including capital expenditures and working capital requirements.

Critical Accounting Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our significant accounting policies are more fully discussed in Note 3 to our Notes to Consolidated Financial Statements, included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2005. There have been no changes to our critical accounting estimates since December 31, 2005, except for stock based compensation.

Stock-Based Compensation.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore have not restated prior periods’ results. Under this transition method, stock-based compensation expense included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of an estimated forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

Prior to January 1, 2006, we accounted for our stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25 (Opinion 25), “Accounting for Stock Issued to Employees”, and related interpretations. Accordingly, we generally recognized expense only when we granted options with a discounted exercise price. Any resulting compensation expense was recognized ratably over the associated service period, which was generally the option vesting term.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We determined that our historical stock price volatility and historical pattern of option exercises were appropriate indicators of expected volatility and expected term. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 8 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

Recently Issued Accounting Pronouncements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. We have not yet determined the impact FIN 48 will have on our consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing as of March 31, 2006; our belief that we have the financial resources needed to meet business requirements for at least the next twelve months including capital expenditure and working capital requirements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for wafers and semiconductors as well as polysilicon; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment for both silicon wafers and polysilicon; assumptions underlying management’s financial statements; general economic conditions; actions by our competitors, customers and suppliers; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in interest and currency exchange rates; changes in the composition of worldwide taxable income; and other risks described in MEMC’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2005.

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

To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts to hedge transactional currency risks. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to MEMC. We do not use derivative financial instruments for speculative or trading purposes. There have been no significant changes in our holdings of interest rate sensitive or foreign currency exchange rate sensitive instruments since December 31, 2005.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In the preparation and filing of this Form 10-Q, we carried out an evaluation as of March 31, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our conclusions regarding our disclosure controls and procedures were based on the material weaknesses disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005. We have instituted remediation efforts and continue to implement others, including in some instances, instituting changes in our internal controls over financial reporting.

Remedial efforts relating to our disclosure controls and procedures and internal controls over financial reporting which have been implemented since December 31, 2005 include the following:

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

While we have implemented or continue to implement our remediation activities, we believe it will take multiple quarters of effective application of the control activities (including adequate testing of such control activities) in order for us to revise our conclusion regarding the effectiveness of our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Other Information.

On August 22, 2006, the Board of Directors set the date of the 2006 annual stockholder meeting of October 25, 2006. The annual meeting has been delayed due to the delay in the Company filing its annual report on Form 10-K. Accordingly, because this meeting was delayed by more than 30 days from the date originally anticipated, we are providing an extended opportunity for stockholder proposals for the 2006 meeting as follows:

STOCKHOLDER PROPOSALS FOR 2006 ANNUAL MEETING

Stockholder proposals intended to be presented at our 2006 Annual Stockholders’ Meeting must be received by us by September 25, 2006 for inclusion in our proxy statement and form of proxy card for that meeting.

In order for a stockholder to nominate a candidate for director for election at an annual stockholders’ meeting, under our Restated Certificate of Incorporation we must receive timely notice of the nomination in advance of the meeting. Such notice must be given not less than 90 nor more than 120 days prior to the anniversary date of the immediately preceding annual stockholders’ meeting. The stockholder filing a notice of nomination must include information about the nominee, such as name, address, occupation and shares held. We received no such nominations in 2006 relating to the 2006 annual meeting.

In order for a stockholder to bring other business before an annual stockholders’ meeting, we must receive timely notice in advance of the meeting. Such notice must be given not less than 90 nor more than 120 days prior to the anniversary date of the immediately preceding annual stockholders’ meeting. The notice must include a description of the proposed business, the reasons therefor, and other specified matters. These requirements are separate from and in addition to the requirements a stockholder must meet to have a proposal included in our proxy statement. Upon receipt of any such proposal, we will determine whether or not to include such proposal in the proxy statement, form of proxy card and/or annual stockholders’ meeting agenda under regulations governing the solicitation of proxies. The above time limits also apply in determining whether notice is timely for purposes of rules adopted by the Securities and Exchange Commission relating to the exercise of discretionary voting authority. We received no such stockholder notices in 2006 for our 2006 annual meeting.

In each case, the notice must be given to Bradley D. Kohn, MEMC’s Corporate Secretary, whose address is 501 Pearl Drive (City of O’Fallon), P. O. Box 8, St. Peters, Missouri 63376.

Any stockholder desiring a copy of our Restated Certificate of Incorporation or Restated By-Laws will be furnished a copy without charge upon written request to our Corporate Secretary.

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

MEMC Electronic Materials, Inc.

/S/ KENNETH H. HANNAH
September 18, 2006	Name:	Kenneth H. Hannah
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601of Regulation S-K.

Number Exhibit	Description
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.