Form 10-Q
period 2006-06-30
MEMC ELECTRONIC MATERIALS INC
filed 2006-09-18
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollars in thousands, except share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net sales	$370,540	$272,256	$712,089	$523,195
Cost of goods sold	210,078	182,952	418,946	352,616

Gross margin	160,462	89,304	293,143	170,579
Operating expenses:
Marketing and administration	23,622	18,794	46,186	36,870
Research and development	9,539	8,529	17,984	17,643

Operating income	127,301	61,981	228,973	116,066
Nonoperating (income) expense:
Interest expense	831	1,937	1,813	3,848
Interest income	(2,648)	(991)	(4,238)	(1,702)
Currency losses	741	836	378	759
Other, net	(600)	(515)	(1,097)	(835)

Total nonoperating (income) expense	(1,676)	1,267	(3,144)	2,070

Income before income taxes and minority interests	128,977	60,714	232,117	113,996
Income tax expense	45,651	18,350	80,453	14,512

Income before minority interests	83,326	42,364	151,664	99,484
Minority interests	(1,378)	(1,887)	(2,373)	(1,969)

Net income	$81,948	$40,477	$149,291	$97,515

Basic income per share	$0.37	$0.19	$0.67	$0.47

Diluted income per share	$0.36	$0.18	$0.65	$0.43

Weighted average shares used in computing basic income per share	222,022,288	209,206,270	221,859,721	209,017,410

Weighted average shares used in computing diluted income per share	229,776,631	224,681,998	229,537,655	224,321,328

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$286,331	$126,494
Short-term investments	27,855	27,117
Accounts receivable, less allowance for doubtful accounts of $1,511 and $1,411 in 2006 and 2005, respectively	151,984	125,183
Inventories	105,896	119,956
Prepaid and other current assets	30,602	37,528

Total current assets	602,668	436,278
Property, plant and equipment, net of accumulated depreciation of $268,993 and $236,866 in 2006 and 2005, respectively	537,643	494,927
Deferred tax assets, net	157,970	165,570
Other assets	54,878	51,328

Total assets	$1,353,159	$1,148,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term borrowings and current portion of long-term debt	$5,388	$18,305
Accounts payable	102,042	105,500
Accrued liabilities	49,444	48,938
Accrued wages and salaries	30,213	25,987
Deferred revenue	13,754	14,558
Income taxes payable	61,193	11,621

Total current liabilities	262,034	224,909
Long-term debt, less current portion	32,610	34,821
Pension and post-employment liabilities	86,582	91,028
Other liabilities	45,099	41,362

Total liabilities	426,325	392,120

Minority interests	41,384	44,646
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued and outstanding at 2006 and 2005	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 222,790,538 and 222,258,808 issued at 2006 and 2005, respectively	2,228	2,223
Additional paid-in capital	204,251	191,663
Retained earnings	706,995	557,704
Accumulated other comprehensive loss	(23,753)	(35,982)
Treasury stock, 741,580 shares in 2006 and 2005	(4,271)	(4,271)

Total stockholders’ equity	885,450	711,337

Total liabilities and stockholders’ equity	$1,353,159	$1,148,103

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollars in thousands)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net income	$149,291	$97,515
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,910	26,639
Minority interests	2,373	1,969
Stock compensation	7,406	499
Working capital and other	42,019	7,072

Net cash provided by operating activities	234,999	133,694

Cash flows from investing activities:
Proceeds from sale of time deposits	14,295	19,088
Purchases of time deposits	(13,369)	(20,108)
Capital expenditures	(62,755)	(110,577)
Proceeds from sale of property, plant and equipment	145	4

Net cash used in investing activities	(61,684)	(111,593)

Cash flows from financing activities:
Net short-term borrowings	(12,969)	(1,148)
Principal payments on long-term debt	(2,691)	(4,444)
Proceeds from issuance of common stock	5,309	5,121
Dividend to minority interest	(5,636)	(9,546)

Net cash used in financing activities	(15,987)	(10,017)

Effect of exchange rate changes on cash and cash equivalents	2,509	3,390

Net increase in cash and cash equivalents	159,837	15,474
Cash and cash equivalents at beginning of period	126,494	49,519

Cash and cash equivalents at end of period	$286,331	$64,993

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

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented. MEMC has presented the condensed consolidated financial statements in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and consequently these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (US GAAP). These unaudited consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2005, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

(3) Prior Period Adjustments

As previously disclosed in our June 30, 2005 Form 10-Q, certain amounts were recorded in the first six months of 2005 which related to previous periods. The amount of such adjustments was not material to our consolidated results of operations for 2004 and prior periods, nor was the inclusion of the net expense in the results of operations for the six months ended June 30, 2005 considered material. The effect of these adjustments on gross margin and net income was as follows:

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

(4) Earnings per share

For the three month periods ended June 30, 2006 and 2005, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$81,948	$81,948	$40,477	$40,477

EPS denominator:
Weighted average shares outstanding	222,022,288	222,022,288	209,186,270	209,186,270
Warrants	—	4,274,343	—	12,956,257
Stock options	—	3,413,744	—	2,486,807
Restricted stock units	—	66,256	20,000	52,664

Total shares	222,022,288	229,776,631	209,206,270	224,681,998

Earnings per share	$0.37	$0.36	$0.19	$0.18

For the six month periods ended June 30, 2006 and 2005, basic and diluted earnings per share (EPS) were calculated as follows:

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$149,291	$149,291	$97,515	$97,515

EPS denominator:
Weighted average shares outstanding	221,859,721	221,859,721	208,997,410	208,997,410
Warrants	—	4,311,257	—	12,836,922
Stock options	—	3,303,652	—	2,434,209
Restricted stock units	—	63,025	20,000	52,787

Total shares	221,859,721	229,537,655	209,017,410	224,321,328

Earnings per share	$0.67	$0.65	$0.47	$0.43

At June 30, 2006, MEMC had outstanding 9,017,369 options and 4,677,276 warrants. For the three months ended June 30, 2006 and 2005, options to purchase 375,208 and 298,652 shares, respectively, of MEMC stock were excluded from the calculation of diluted EPS because the effect was antidilutive. For the six months ended June 30, 2006 and 2005, options to purchase 188,641 and 336,853 shares, respectively, of MEMC stock were excluded from the calculation of diluted EPS because the effect was antidilutive. Stock options are antidilutive when the exercise price of the options is greater than the average market price of the common shares for the period.

(5) Inventories

Inventories consist of the following:

	June 30, 2006	December 31, 2005
Raw materials and supplies	$12,699	$13,169
Goods in process	47,727	50,012
Finished goods	45,470	56,775

	$105,896	$119,956

(6) Comprehensive Income

Comprehensive income for the three months ended June 30, 2006 and 2005 was $87,143 and $33,765, respectively. Comprehensive income for the six months ended June 30, 2006 and 2005 was $161,398 and $86,342, respectively. MEMC’s only adjustment from net income to comprehensive income was foreign currency translation adjustments in each period presented.

(7) Debt

There were no short-term borrowings at June 30, 2006, under approximately $69,603 of short-term loan agreements. Of the $69,603 committed short-term loan agreements, $8,347 is unavailable as it relates to the issuance of third party letters of credit and forward contracts.

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

At June 30, 2006 and December 31, 2005, MEMC had factored $14,573 and $41,793 of receivables, respectively, of which $10,929 have been recorded as short-term borrowings as of December 31, 2005, as the sale criteria under SFAS 140 were not met for certain factored transactions. There were no factored receivables recorded as short-term borrowings as of June 30, 2006.

Long-term borrowings outstanding were $32,610 at June 30, 2006, under $266,438 of long-term committed loan facilities. Of the $266,438 committed long-term loan agreements at June 30, 2006, $8,107 was unavailable as it related to the issuance of third party letters of credit and forward contracts.

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

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first six months of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of an estimated forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. With the adoption of SFAS 123R, we elected to recognize stock-based compensation expense for all grants on or after January 1, 2006 on a straight-line basis over the requisite service period of the entire award for ratable awards. For awards granted prior to January, 1, 2006, we will continue to calculate compensation expense by treating each vesting traunch as a separate award. We estimated the forfeiture rate for the first six months of 2006 based on our historical experience during the preceding four fiscal years.

As a result of adopting SFAS 123R, income before income taxes and minority interests for the three and six months ended June 30, 2006 was $3,411 and $6,649 lower, respectively, and net income for the three and six months ended June 30, 2006 was $2,163 and $4,215 lower, respectively, than if we had continued to account for stock-based compensation under Opinion 25. The impact on both basic and diluted earnings per share for the three months ended June 30, 2006 was $0.01 per share. For the six months ended June 30, 2006, the impact on both basic and diluted earnings per share was $0.02 per share. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the tax benefit related to compensation cost recognized for those options will now be classified as financing cash flows.

The following table provides pro forma net income and income per share had MEMC applied the fair value method of SFAS123 for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income as reported	$40,477	$97,515
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	144	384
Deduct:
Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(2,249)	(4,371)

Pro forma net income	$38,372	$93,528
Income per share:
Basic—as reported	$0.19	$0.47
Diluted—as reported	$0.18	$0.43
Basic—pro forma	$0.18	$0.45
Diluted—pro forma	$0.17	$0.42

Equity Incentive Plans

MEMC has equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors, and consultants. We issue new shares to satisfy stock option exercises. At June 30, 2006, an aggregate of 5,913,203 shares were authorized for future grant under these plans.

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

The following table presents information regarding outstanding stock options as of June 30, 2006 and changes during the six months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Fair Value of Options Granted	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2005	8,403,441	$10.73
Granted	1,367,676	31.15		$18.42
Exercised	(531,355)	9.97
Forfeited	(198,443)	12.51
Expired	(23,950)	20.86

Outstanding at June 30, 2006	9,017,369	$13.81	$215,255		8.1 Years

Options exercisable at June 30, 2006	2,421,162	$6.84	$74,239		6.5 Years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the three months and six months ended June 30, 2006 was $4,804 and $12,846, respectively.

As of June 30, 2006, $28,627 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.8 years. Cash received from option exercises for the three and six months ended June 30, 2006 was $2,022 and $5,309, respectively.

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

Weighted average assumptions used for stock options granted in the following periods were:

	Three Months Ended June 30, 2006	Three Months Ended June 30, 2005	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005
Risk-free interest rate	4.98%	3.85%	4.61%	3.78%
Expected stock price volatility	80.0%	103.1%	74.2%	104.2%
Expected term until exercise (years)	4.5	4.7	4.3	4.5
Expected dividends	0.0%	0.0%	0.0%	0.0%

Restricted stock units represent the right to convert a stock unit to a share of MEMC common stock at a designated time in the future, provided the stock unit is vested at the time. Restricted stock units granted to non-employee directors, which generally vest over a two year period from the grant date, totaled 94,400 in 2004. Notwithstanding the foregoing, of the 40,000 restricted stock units granted to non-employee directors in April 2004, 50% vested in July 2004 and the remaining 50% vested in July 2005. There were no restricted stock units granted in 2005. At January 1, 2006, 59,000 restricted stock units were outstanding. Restricted stock units granted to non-employee directors in March 2006 totaled 17,000 and vest 50% in July 2006 and the remaining 50% vest in July 2007. Employee restricted stock units granted in April 2006 totaled 52,500 and vest 50% on a four-year ratable basis with the remaining 50% on a four-year cliff vesting basis. At June 30, 2006, there were 128,500 restricted stock units outstanding with an aggregate intrinsic value of $4,818 and a remaining contractual life of 2.5 years, none of which were convertible. As of June 30, 2006, $863 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 2.5 years. There were no restricted stock units converted during the six months ended June 30, 2006.

For the three and six months ended June 30, 2006, stock-based compensation expense under SFAS 123R was allocated as follows:

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Cost of goods sold	$937	$1,535
Marketing and administration	2,549	4,997
Research and development	326	621

Stock-based employee compensation before related tax effects	3,812	7,153
Income tax benefit	1,395	2,618

Total stock-based compensation expense, net of related tax effects	$2,417	$4,535

The amount of stock-based compensation cost capitalized into inventory at June 30, 2006 was $253.

(9) Income Taxes

For the three months ended June 30, 2006, we recorded a tax expense of $45,651 as compared to $18,350 for the three months ended June 30, 2005.

For the six months ended June 30, 2006, we recorded income tax expense of $80,453 as compared to $14,512 for the six months ended June 30, 2005. The 2005 expense is reflective of a forecasted rate for 2005, coupled with significant discrete tax adjustments impacting the tax provision in the first quarter. These discrete adjustments included a tax benefit of $29,618 due to a change in estimate of allowable depreciation deductions and our election to credit foreign taxes. Prior period adjustments included a decrease in tax reserves related to the deductibility of interest expense paid to Texas Pacific Group in the amount of $6,478, a tax expense of $6,024 related to tax deductions for stock options exercised in prior years, a tax expense of $7,418 related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law, and a tax expense of $937 for other adjustments related to amended return filings and a reassessment of the tax basis limited by the change in control provisions under Internal Revenue Code Section 382.

(10) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended June 30, 2006		Three Months Ended June 30, 2005		Six Months Ended June 30, 2006		Six Months Ended June 30, 2005
	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service Cost	$884	$95	$936	$89	$1,768	$190	$1,872	$178
Interest Cost	2,345	571	2,321	621	4,690	1,142	4,642	1,242
Expected return on plan assets	(2,140)	—	(1,881)	—	(4,280)	—	(3,762)	—
Amortization of service costs	1	—	3	—	2	—	6	—
Net actuarial loss/(gain)	530	(151)	413	(139)	1,060	(302)	826	(278)
Transition obligation recognized	1	—	5	—	2	—	10	—

Net periodic postretirement benefit cost	$1,621	$515	$1,797	$571	$3,242	$1,030	$3,594	$1,142

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

Overview.

Strong sales growth combined with expense controls led to solid operating results in several categories during the second quarter including sales, gross margin and operating profit. Positive market trends continued during the quarter, and high wafer manufacturing utilization rates combined with the industries’ constrained raw material supply chain led to continued strength in the pricing environment. Average selling prices for wafers as well as pricing for polysilicon and other intermediate products (silane gas, partial ingots and scrap wafers) sold to semiconductor device and equipment makers, solar customers, flat panel and other industries increased compared to both the second quarter of 2005 and the first quarter of 2006. Higher wafer product volumes also led to the financial strength versus the second quarter of 2005.

Net Sales.

Our net sales increased by 36.1% to $370.5 million in the second quarter of 2006 from $272.3 million in the second quarter of 2005. For the six months ended June 30, 2006, net sales increased by 36.1% to $712.1 million from $523.2 million for the six months ended June 30, 2005. In both periods, the sales increase was primarily driven by continued polysilicon and other intermediate products (silane gas, partial ingots and scrap wafers) price increases as well as higher sales volumes in wafer products. Year to year overall wafer average selling prices increased 6.1% for the quarter and 2.2% for the six months.

Gross Margin.

In the 2006 second quarter, our gross margin was $160.5 million compared to $89.3 million in the 2005 second quarter. As a percentage of net sales, gross margin improved to 43.3% in the 2006 second quarter from 32.8% in the second quarter of 2005.

For the six months ended June 30, 2006, our gross margin was $293.1 million compared to $170.6 million for the six months ended June 30, 2005. As a percentage of net sales, gross margin improved to 41.2% in 2006 from 32.6% in 2005.

The improvement was primarily a result of the increased sales of polysilicon and other intermediate products (silane gas, partial ingots and scrap wafers) due to the favorable pricing environment driven by the industries’ constrained raw material supply chain. In addition, higher wafer volume, improved wafer average selling prices and productivity improvements also contributed to the increase in gross margins.

Marketing and Administration.

Marketing and administration expenses increased by $4.8 million to $23.6 million for the three months ended June 30, 2006 compared to $18.8 million for the three months ended June 30, 2005. As a percentage of net sales, marketing and administration expenses decreased to 6.4% in the 2006 second quarter from 6.9% in the 2005 period.

For the six months ended June 30, 2006, marketing and administration expenses increased $9.3 million to $46.2 million from $36.9 million for the six months ended June 30, 2005. As a percentage of net sales, marketing and administration decreased to 6.5% in the 2006 period from 7.0% for the 2005 period.

The increases were primarily a result of stock compensation expense associated with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) and higher professional fees. Stock compensation expense recorded in marketing and administration expenses in the three months ended June 30, 2006 was $2.5 million as compared to $0.1 million in the year ago period. For the six months ended June 30, 2006 and 2005, stock compensation expense was $5.0 million and $0.5 million, respectively.

Research and Development.

Our R&D expenses increased in the three months ended June 30, 2006 to $9.5 million compared to $8.5 million in the year ago period. As a percentage of net sales, R&D expenses decreased to 2.6% for the 2006 second quarter from 3.1% in the 2005 second quarter.

For the six months ended June 30, 2006, research and development expenses increased to $18.0 million from $17.6 million for the six months ended June 30, 2005. As a percentage of net sales, R&D decreased to 2.5% for the 2006 period from 3.4% for the 2005 period.

We received a contract with the Department of Defense in the second quarter of 2005 related to the development of thin film silicon on insulator wafers utilizing silicon layer transfer technology (SOI). The contract provided for the government to reimburse the company $3.5 million of the total costs to be incurred of $12.1 million and was recognized on a percentage completion basis. For the three and six months ended June 30, 2005, the company recognized $1.0 million as an offset of actual SOI costs incurred within research and development expenses. Additionally, stock compensation expense associated with the adoption of SFAS 123R was $0.3 million and $0.6 million for the three and six months ended June 30, 2006, respectively.

Operating Income.

Operating income increased to $127.3 million, or 34.4% of sales, in the second quarter of 2006 compared to $62.0 million, or 22.8% of sales, in the 2005 second quarter.

For the six months ended June 30, 2006, operating income increased to $229.0 million, or 32.2% of sales, from $116.1 million, or 22.2% of sales, for the six months ended June 30, 2005.

The improved operating results were primarily a result of the increases in sales and gross margin, offset by the increases in marketing and administrative expenses discussed above.

Nonoperating (Income) Expense.

In the three months ended June 30, 2006, our nonoperating income was $1.7 million, compared to nonoperating expense of $1.3 million in the three months ended June 30, 2005. In the six months ended June 30, 2006, our nonoperating income was $3.1 million, compared to nonoperating expense of $2.1 million in the six months ended June 30, 2005. This change was primarily due to an increase in interest income due to an increase in our investments in highly liquid time deposits, as well as a decrease in interest expense as a result of debt reductions throughout 2005.

Income Taxes.

For the three months ended June 30, 2006, we recorded a tax expense of $45.7 million as compared to $18.4 million for the three months ended June 30, 2005. The 2006 annual effective book tax rate is expected to be 35.3% excluding the impact from discrete items.

For the six months ended June 30, 2006, we recorded income tax expense of $80.5 million as compared to $14.5 million expense for the six months ended June 30, 2005. The 2005 expense reflected an annualized effective tax rate for 2005, coupled with significant discrete tax adjustments impacting the tax provision in the first quarter. These included a tax benefit of $29.6 million due to a change in estimate of allowable depreciation deductions and the company’s election to credit foreign taxes. Prior period adjustments included a decrease in tax reserves related to the deductibility of Texas Pacific Group interest expense in the amount of $6.5 million, a tax expense of $6.0 million related to tax deductions for stock options exercised in prior years, a tax expense of $7.4 million related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law, and a tax expense of $1.0 million for other adjustments related to amended return filings and a reassessment of the tax basis limited by the change in control provisions under IRC Section 382.

Financial Condition.

Cash and cash equivalents increased $159.8 million from $ 126.5 million at December 31, 2005 to $286.3 million at June 30, 2006. See additional discussion in Liquidity and Capital Resources.

Accounts receivable of $152.0 million at June 30, 2006 increased $26.8 million from $125.2 million at December 31, 2005. The increase was attributable to the impact on accounts receivable of a $67.1 million increase in sales in the quarter ended June 30, 2006 and a decrease in factored receivables of $20.4 million compared to the quarter ended December 31, 2005, offset by an improvement in product terms and collections in the quarter ended June 30, 2006. Days’ sales outstanding decreased to 37 days at June 30, 2006 compared to 38 days at December 31, 2005 based upon annualized sales for the respective immediately preceding quarter. As discussed below, at June 30, 2006 and December 31, 2005, we had factored $14.6 million and $41.8 million of receivables, respectively, of which $0 million and $10.9 million have been recorded as short-term borrowings as of June 30, 2006 and December 31, 2005, respectively.

Inventories decreased $14.1 million to $105.9 million at June 30, 2006 from $120.0 million at December 31, 2005. Inventories primarily decreased as a result of the increase in sales. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, increased to eight for the three month period ended June 30, 2006 compared to six at December 31, 2005. At June 30, 2006, we had approximately

$11.2 million of inventory held on consignment, compared to $17.9 million at December 31, 2005. Related inventory reserves for obsolescence, lower of cost or market issues or other impairments were $3.7 million at June 30, 2006 compared to $4.7 million at December 31, 2005.

Net deferred tax assets totaled $169.5 million as of June 30, 2006 versus $177.5 million as of December 31, 2005 (of which $11.5 million and $12.0 million was included in prepaids and other assets at June 30, 2006 and December 31, 2005, respectively). We provide for quarterly income taxes based on an estimated annual effective tax rate. We believe that it is more likely than not that, with our projections of future taxable income, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at June 30, 2006.

We had deferred revenue totaling $13.8 million related to polysilicon sales as of June 30, 2006. We defer product revenue for multiple element arrangements based on a fair value per unit for the total arrangement when we receive cash in excess of fair value. We also defer revenue when pricing is not fixed and determinable or other revenue recognition criteria is not met.

Income taxes payable increased $49.6 million to $61.2 million at June 30, 2006, compared to $11.6 million at the end of 2005. This increase is primarily attributed to improved profitability in the U.S. operations over and above the benefit derived from our decision to credit foreign taxes, net of estimated tax payments to date.

Liquidity and Capital Resources.

In the six months ended June 30, 2006, we generated $235.0 million of cash from operating activities, compared to $133.7 million in the six months ended June 30, 2005. This increase was a result of our improved operating results discussed above.

Cash used in investing activities was $61.7 million for the six months ended June 30, 2006 compared to $111.6 million for the six months ended June 30, 2005 due to a decrease in capital expenditures of $47.8 million to $62.8 million for the six months ended June 30, 2006. Capital expenditures in 2006 primarily relate to increasing our capacity and capability for our next generation products, including 300 millimeter and silicon-on-insulator, by making incremental changes to our existing manufacturing facilities and manufacturing lines and the previously announced expansion of our polysilicon capabilities. The existing facilities may be modified to permit the manufacture of greater quantities of current products. Alternatively, with incremental improvements, the existing facilities may be modified to become capable of manufacturing next generation products.

Cash used in financing activities was $16.0 million in the six months ended June 30, 2006 versus $10.0 million in the six months ended June 30, 2005. The change in cash from financing activities was primarily related to the reduction of factored receivables recorded as short-term borrowings.

We had no short-term borrowings at June 30, 2006, under approximately $69.6 million of short-term loan agreements. Of the $69.6 million committed short-term loan agreements, $8.3 million is unavailable as it relates to the issuance of third party letters of credit and forward contracts. Long-term borrowings outstanding were $32.6 million at June 30, 2006, under $266.4 million of committed long-term loan agreements. Of the $266.4 million committed long-term loan agreements at June 30, 2006, $8.1 million was unavailable as it related to the issuance of third party letters of credit and forward contracts. Our weighted average cost of borrowing was 2.3% at June 30, 2006 and 2.6% at December 31, 2005. Our total debt to capital ratio was 4% at June 30, 2006 compared to 7% at December 31, 2005.

We and certain of our foreign subsidiaries have entered into agreements with various financial institutions whereby we sell on a continuous basis eligible trade accounts receivable. Each of the agreements permits our foreign subsidiaries to sell receivables on a recourse or non-recourse basis. All of the receivables are sold on a recourse basis. These agreements have different terms, including options for renewal, none of which extend beyond one year. Such factoring is generally limited to $90 million by our revolving credit agreement. At June 30, 2006 and December 31, 2005, we had factored $14.6 million and $41.8 million of receivables, respectively, of which $0 million and $10.9 million have been recorded as short-term borrowings as of June 30, 2006 and December 31, 2005, respectively, as the sale criteria under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” were not met for certain factored transactions.

The Company has a Revolving Credit Agreement with National City Bank of the Midwest, US Bank National Association, and such other lending institutions as may from time to time become lenders (the “National City Agreement”). The National City Agreement provides for a $200 million secured revolving credit facility and expires in July 2010. Interest on borrowings under the National City Agreement would be payable based on the Company’s election at LIBOR plus an applicable margin (currently 1.0%) or at a defined prime rate plus an applicable margin (currently 0.00%). At June 30, 2006, there were no borrowings under this credit facility, however, credit available under the facility has been reduced by $6.6 million related to the issuance of third party letters of credit.

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

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing as of June 30, 2006 and our belief that we have the financial resources needed to meet business requirements for at least the next twelve months including capital expenditure and working capital requirements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for wafers and semiconductors as well as polysilicon; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment for both silicon wafers and polysilicon; assumptions underlying management’s financial estimates; general economic conditions; actions by our competitors, customers and suppliers; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in interest and currency exchange rates; changes in the composition of worldwide taxable income; and other risks described in MEMC’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2005.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In the preparation and filing of this Form 10-Q, we carried out an evaluation as of June 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our conclusions regarding our disclosure controls and procedures were based on the material weaknesses disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005. We have instituted remediation efforts and continue to implement others, including in some instances, instituting changes in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as listed below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the second quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remedial efforts relating to our disclosure controls and procedures and internal controls over financial reporting which have been implemented during the quarter ended June 30, 2006 include the following:

•	Appointment of senior finance and accounting personnel with substantial accounting and public company financial expertise;

•	Establishment of Sales and Marketing finance roles within the accounting and finance organization for the purpose of reviewing sales arrangements; and

In addition, other remedial actions have been implemented subsequent to the quarter ended June 30, 2006 including the following:

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