Form 10-Q
period 2006-09-30
MEMC ELECTRONIC MATERIALS INC
filed 2006-11-08
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of the registrant’s common stock outstanding at October 31, 2006 was 222,312,290.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; Dollars in thousands, except share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Net sales	$407,949	$280,743	$1,120,038	$803,938
Cost of goods sold	215,441	195,497	634,387	548,113

Gross margin	192,508	85,246	485,651	255,825
Operating expenses:
Marketing and administration	22,774	18,634	68,961	55,504
Research and development	9,072	7,166	27,055	24,809

Operating income	160,662	59,446	389,635	175,512
Nonoperating (income) expense:
Interest expense	199	1,703	2,011	5,551
Interest income	(4,227)	(882)	(8,465)	(2,584)
Currency (gains) losses	667	(1,083)	1,045	(324)
Other, net	2,215	1,778	1,118	943

Total nonoperating (income) expense	(1,146)	1,516	(4,291)	3,586

Income before income taxes and minority interests	161,808	57,930	393,926	171,926
Income tax expense (benefit)	68,329	(45,107)	148,782	(30,595)

Income before minority interests	93,479	103,037	245,144	202,521
Minority interests	(2,432)	(1,412)	(4,806)	(3,381)

Net income	$91,047	$101,625	$240,338	$199,140

Basic income per share	$0.41	$0.47	$1.08	$0.94

Diluted income per share	$0.40	$0.45	$1.05	$0.88

Weighted average shares used in computing basic income per share	222,058,257	214,706,291	221,926,627	210,934,542

Weighted average shares used in computing diluted income per share	229,713,394	227,148,309	229,554,783	225,538,733

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in thousands, except share data)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$418,394	$126,494
Short-term investments	33,478	27,117
Accounts receivable, less allowance for doubtful accounts of $1,532 and $1,411 in 2006 and 2005, respectively	186,955	125,183
Inventories	96,055	119,956
Prepaid and other current assets	31,344	37,528

Total current assets	766,226	436,278
Property, plant and equipment, net of accumulated depreciation of $281,505 and $236,866 in 2006 and 2005, respectively	552,748	494,927
Deferred tax assets, net	152,986	165,570
Other assets	118,194	51,328

Total assets	$1,590,154	$1,148,103

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Short-term borrowings and current portion of long-term debt	$5,100	$18,305
Accounts payable	108,250	105,500
Accrued liabilities	59,635	48,938
Accrued wages and salaries	34,549	25,987
Deferred revenue	5,069	14,558
Income taxes payable	92,813	11,621

Total current liabilities	305,416	224,909
Long-term debt, less current portion	32,299	34,821
Pension and post-employment liabilities	81,922	91,028
Deferred revenue	67,261	—
Other liabilities	71,482	41,362

Total liabilities	558,380	392,120

Minority interests	43,816	44,646
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50,000,000 shares authorized, none issued and outstanding at 2006 and 2005	—	—
Common stock, $.01 par value, 300,000,000 shares authorized, 222,876,259 and 222,258,808 issued at 2006 and 2005, respectively	2,229	2,223
Additional paid-in capital	214,017	191,663
Retained earnings	798,042	557,704
Accumulated other comprehensive loss	(22,059)	(35,982)
Treasury stock, 741,580 shares in 2006 and 2005	(4,271)	(4,271)

Total stockholders’ equity	987,958	711,337

Total liabilities and stockholders’ equity	$1,590,154	$1,148,103

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; Dollars in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$240,338	$199,140
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,547	41,628
Minority interests	4,805	3,381
Stock compensation	11,948	673
Provision for (benefit from) deferred taxes	13,856	(48,105)
Working capital and other	52,902	17,282

Net cash provided by operating activities	375,396	213,999

Cash flows from investing activities:
Proceeds from sale of time deposits	16,383	19,045
Purchases of time deposits	(17,611)	(20,060)
Capital expenditures	(96,740)	(141,567)
Proceeds from sale of property, plant and equipment	145	6
Proceeds from insurance settlement	3,750	—

Net cash used in investing activities	(94,073)	(142,576)

Cash flows from financing activities:
Net short-term borrowings	(13,209)	(7,752)
Proceeds from customer deposit	21,219	—
Proceeds from issuance of long-term debt	—	60,000
Principal payments on long-term debt	(2,691)	(70,967)
Debt financing fees	—	(1,184)
Proceeds from issuance of common stock	6,284	12,873
Excess tax benefits from share-based payment arrangements	1,052	—
Dividend to minority interest	(5,636)	(9,546)

Net cash provided by (used in) financing activities	7,019	(16,576)

Effect of exchange rate changes on cash and cash equivalents	3,558	3,266

Net increase in cash and cash equivalents	291,900	58,113
Cash and cash equivalents at beginning of period	126,494	49,519

Cash and cash equivalents at end of period	$418,394	$107,632

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

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments, consisting of normal recurring items, necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented. MEMC has presented the condensed consolidated financial statements in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and consequently these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (US GAAP). These unaudited consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2005, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006.

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in MEMC’s condensed consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates.

(3) Prior Period Adjustments

As previously disclosed in our September 30, 2005 Form 10-Q, certain amounts were recorded in the first nine months of 2005 which related to previous periods. The amount of such adjustments was not material to our consolidated results of operations for 2004 and prior periods, nor was the inclusion of the net expense in the results of operations for the nine months ended September 30, 2005 considered material. The effect of these adjustments on gross margin and net income was as follows:

For the Nine Months Ended September 30, 2005 Prior Period Adjustments – increase (decrease)	Impact on Gross Margin	Impact on Net Income
Income Taxes, net	$2,358	$(3,251)
Other	(3,712)	(2,321)

Total	$(1,354)	$(5,572)

Included in Income Taxes, net is the impact on net income from prior period adjustments, including a benefit of $6,478 related to the portion of the interest on senior subordinated notes deductible for tax purposes for which a liability had been recorded, additional expense of $2,768 (tax expense of $7,418 offset by less depreciation expense and other adjustments) related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law, and additional expense of $6,024 associated with non-qualified stock option deductions which had been recorded as a reduction to income tax expense in prior periods, and additional expense of $937 related to amended tax filings and reassessment of tax basis limitations.

Included in Other are primarily adjustments to cost of goods sold and inventory of approximately $2,400 for profit not previously eliminated from inventory for product shipped between operations and other adjustments that are not individually significant.

(4) Earnings per share

For the three month periods ended September 30, 2006 and 2005, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005
	Basic	Diluted	Basic	Diluted
EPS numerator:

Net income	$91,047	$91,047	$101,625	$101,625

EPS denominator:

Weighted average shares outstanding	222,058,257	222,058,257	214,664,671	214,664,671
Warrants	—	4,271,380	—	9,225,366
Stock options	—	3,317,140	—	3,200,139
Restricted stock units	—	66,617	41,620	58,133

Total shares	222,058,257	229,713,394	214,706,291	227,148,309

Earnings per share	$0.41	$0.40	$0.47	$0.45

For the nine month periods ended September 30, 2006 and 2005, basic and diluted EPS were calculated as follows:

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Basic	Diluted	Basic	Diluted
EPS numerator:

Net income	$240,338	$240,338	$199,140	$199,140

EPS denominator:

Weighted average shares outstanding	221,926,627	221,926,627	210,907,256	210,907,256
Warrants	—	4,273,365	—	11,772,629
Stock options	—	3,296,589	—	2,804,096
Restricted stock units	—	58,202	27,286	54,752

Total shares	221,926,627	229,554,783	210,934,542	225,538,733

Earnings per share	$1.08	$1.05	$0.94	$0.88

At September 30, 2006, MEMC had outstanding 9,684,606 options and 4,677,276 warrants. For the three months ended September 30, 2006 and 2005, options to purchase 1,793,538 and 88,332 shares, respectively, of MEMC stock were excluded from the calculation of diluted EPS because the effect was antidilutive. For the nine months ended September 30, 2006 and 2005, options to purchase 1,241,517 and 510,239 shares, respectively, of MEMC stock were excluded from the calculation of diluted EPS because the effect was antidilutive. Restricted stock units, which were excluded from the calculation of diluted earnings per share due to their antidilutive effect, amounted to 52,500 and 30,385 for the three and nine months ended September 30, 2006, respectively. There were no restricted stock units excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2005.

(5) Comprehensive Income

Comprehensive income for the three months ended September 30, 2006 and 2005 was $92,735 and $96,573, respectively. Comprehensive income for the nine months ended September 30, 2006 and 2005 was $254,133 and $182,915, respectively. MEMC’s only adjustment from net income to comprehensive income was foreign currency translation adjustments in each period presented.

(6) Significant Transaction

On July 25, 2006, MEMC executed a binding definitive agreement (the Supply Agreement) for the supply of solar grade silicon wafers to Suntech Power Holdings Co., Ltd (Suntech). Under the terms of the Supply Agreement, MEMC will supply solar wafers to Suntech over a 10-year period, with pre-determined pricing, on a take or pay basis beginning in the first quarter of 2007. As part of the Supply Agreement, Suntech advanced $21,875 to MEMC in the form of a security deposit during the third quarter of 2006, which was recorded as a long-term liability.

Also on July 25, 2006, MEMC received a fully vested, non-forfeitable warrant to purchase 7,359,636 ordinary shares of Suntech at an exercise price of $27.97 per share. The warrant becomes exercisable over a five year period (20% annually) and has a five year exercise period from the date each tranche becomes exercisable. We recorded $66,605 for the estimated fair value of the warrant as Other assets – long-term with the offset to Deferred revenue – long-term in accordance with EITF 00-8 “Accounting by a Grantee for an Equity Instrument to be received in conjunction with Providing Goods or Services”. This non-cash transaction has been excluded from the condensed consolidated statement of cash flows. Determining the appropriate fair value model and calculating the fair value of the warrant require the input of estimates and assumptions, including Suntech’s stock price volatility, interest rate, dividends, marketability and expected return requirements. We used the lattice model to determine the warrant’s fair value. The assumptions used in calculating the fair value of the warrant represent our best estimates, but these estimates involve inherent uncertainties and the application of our judgment. The warrant is considered a derivative and is therefore marked to market each reporting period. Accordingly, for the three months ended September 30, 2006, $2,385 was recorded as a reduction of Other assets – long-term with the offset to Other expense. We will recognize the deferred revenue on a pro-rata basis as product is shipped over the life of the contract.

(7) Inventories

Inventories consist of the following:

	September 30, 2006	December 31, 2005
Raw materials and supplies	$10,912	$13,169
Goods in process	42,992	50,012
Finished goods	42,151	56,775

	$96,055	$119,956

(8) Debt

There were no short-term borrowings at September 30, 2006, under approximately $59,644 of short-term loan agreements. Of the $59,644 committed short-term loan agreements, $8,242 is unavailable because it relates primarily to the issuance of third party letters of credit and forward contracts.

One of our foreign subsidiaries has an agreement with a financial institution whereby it sells, on a continuous basis, eligible trade accounts receivable. The agreement permits our foreign subsidiary to sell receivables on a recourse or non-recourse basis. All of these receivables have been sold on a recourse basis. This agreement does not extend beyond one year. Such factoring is generally limited to $90,000 by our revolving credit agreement. The company accounts for its transfers of receivables as sales under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS 140).

At September 30, 2006 and December 31, 2005, MEMC had factored $6,996 and $41,793 of receivables, respectively, of which $10,929 have been recorded as short-term borrowings as of December 31, 2005, as the sale criteria under SFAS 140 were not met for certain factored transactions. There were no factored receivables recorded as short-term borrowings as of September 30, 2006.

Long-term borrowings outstanding, including the current portion of $5,100, were $37,399 at September 30, 2006, under $271,724 of long-term committed loan facilities. Of the $271,724 committed long-term loan agreements at September 30, 2006, $8,534 was unavailable because it relates primarily to the issuance of third party letters of credit and forward contracts.

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

(9)	Stock-Based Compensation

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

Prior to January 1, 2006, we provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS 148), as if the fair value method defined by SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) had been applied to our stock-based compensation.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore have not restated prior periods’ results. Under this transition method, stock-based compensation expense for the first nine months of 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of an estimated forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. With the adoption of SFAS 123R, we elected to recognize stock-based compensation expense for all grants on or after January 1, 2006 on a straight-line basis over the requisite service period of the entire award for ratable awards. For awards granted prior to January 1, 2006, we will continue to calculate compensation expense by treating each vesting tranche as a separate award. We estimated the forfeiture rate for the first nine months of 2006 based on our historical experience during the preceding four fiscal years.

As a result of adopting SFAS 123R, income before income taxes and minority interests for the three and nine months ended September 30, 2006 was $4,400 and $11,049 lower, respectively, and net income for the three and nine months ended September 30, 2006 was $2,790 and $7,005 lower, respectively, than if we had continued to account for stock-based compensation under Opinion 25. The impact on both basic and diluted earnings per share for the three months ended September 30, 2006 was $0.01 per share. For the nine months ended September 30, 2006, the impact on both basic and diluted earnings per share was $0.03 per share. In addition, prior to the adoption of SFAS 123R, we presented the tax benefit of stock option exercises as operating cash flows. Upon the adoption of SFAS 123R, tax benefits resulting from tax deductions in excess of the tax benefit related to compensation cost recognized for those options will now be classified as financing cash flows. For the nine months ended September 30, 2006, we recognized $1,052 of excess tax benefits from share-based payment arrangements as a cash inflow in financing activities.

The following table provides pro forma net income and earnings per share had MEMC applied the fair value method of SFAS123 for the three and nine months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income as reported	$101,625	$199,140
Add:
Stock-based employee compensation included in reported net income, net of related tax effects	108	482
Deduct:
Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(3,499)	(7,870)

Pro forma net income	$98,234	$191,752
Earnings per share:
Basic—as reported	$0.47	$0.94
Diluted—as reported	$0.45	$0.88
Basic—pro forma	$0.46	$0.91
Diluted—pro forma	$0.43	$0.85

Equity Incentive Plans

MEMC has equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors, and consultants. We issue new shares to satisfy stock option exercises. At September 30, 2006, an aggregate of 5,188,981 shares were authorized for future grant under these plans.

In 2002, options were granted with two-year, four-year, and seven-year cliff vesting, in addition to four-year ratable vesting. From 2003 to 2006, options to employees were generally granted semi-annually primarily with four-year ratable vesting, although certain grants had three-year, four-year and five-year cliff vesting. The exercise price of a stock option generally is equal to the fair market value of MEMC’s common stock on the option grant date.

The following table presents information regarding outstanding stock options as of September 30, 2006 and changes during the nine months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted- Average Fair Value of Options Granted	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2005	8,403,441	$10.73
Granted	2,192,854	32.11		$18.49
Exercised	(616,276)	10.18
Forfeited	(276,658)	13.36
Expired	(18,755)	24.80

Outstanding at September 30, 2006	9,684,606	$15.55	$206,550		8.0 Years

Options exercisable at September 30, 2006	2,933,373	$7.97	$84,077		6.5 Years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the three months and nine months ended September 30, 2006 was $2,438 and $15,268, respectively.

As of September 30, 2006, $29,494 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.5 years. Cash received from option exercises for the three and nine months ended September 30, 2006 was $975 and $6,284, respectively.

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

Weighted average assumptions used for stock options granted in the following periods were:

	Three Months Ended September 30, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005
Risk-free interest rate	4.90%	4.05%	4.72%	3.89%
Expected stock price volatility	65.9%	99.9%	71.1%	102.6%
Expected term until exercise (years)	4.2	4.1	4.3	4.3
Expected dividends	0.0%	0.0%	0.0%	0.0%

Restricted stock units represent the right to convert a stock unit to a share of MEMC common stock at a designated time in the future, provided the stock unit is vested at the time. Restricted stock units granted to non-employee directors, which generally vest over a two year period from the grant date, totaled 94,400 in 2004. Notwithstanding the foregoing, of the 40,000 restricted stock units granted to non-employee directors in April 2004, 50% had a vest date of July 2004 and the remaining 50% had a vest date of July 2005. There were no restricted stock units granted in 2005. At January 1, 2006, 59,000 restricted stock units were outstanding. Restricted stock units granted to non-employee directors in March 2006 totaled 17,000 and vested 50% in July 2006 and the remaining 50% vest in July 2007. Employee restricted stock units granted in April 2006 totaled 52,500 and vest 50% on a four-year ratable basis with the remaining 50% on a four-year cliff vesting basis. At September 30, 2006, there were 128,500 restricted stock units outstanding with an aggregate intrinsic value of $4,707 and a remaining contractual life of 2.5 years, none of which were convertible. As of September 30, 2006, $813 of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 2.5 years. There were no restricted stock units converted during the nine months ended September 30, 2006.

For the three and nine months ended September 30, 2006, stock-based compensation expense under SFAS 123R was allocated as follows:

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Cost of goods sold	$1,314	$2,849
Marketing and administration	2,709	7,706
Research and development	427	1,048

Stock-based employee compensation before related tax effects	4,450	11,603
Less: Income tax benefit	1,628	4,246

Total stock-based compensation expense, net of related tax effects	$2,822	$7,357

The amount of stock-based compensation cost capitalized into inventory at September 30, 2006 was $345.

(10) Income Taxes

For the three months ended September 30, 2006, we recorded a tax expense of $68,329 as compared to a tax benefit of $45,107 for the three months ended September 30, 2005. During the third quarter of 2005, all remaining valuation allowances were reversed and resulted in an additional tax benefit of $67,069.

For the nine months ended September 30, 2006, we recorded income tax expense of $148,782 as compared to a tax benefit of $30,595 for the nine months ended September 30, 2005. The 2005 benefit was reflective of a forecasted rate for 2005, coupled with significant discrete tax adjustments impacting the tax provision in 2005. In the 2005 first quarter, we recorded a tax benefit due to a change in estimate of allowable depreciation deductions of $29,618, and our election to credit foreign taxes. We also recorded a decrease in tax reserves related to the deductibility of Texas Pacific Group interest expense in the amount of $6,478. We recorded tax expense of $6,024 related to tax deductions for stock options exercised in prior years. We recorded additional tax expense of $7,670 related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law. As discussed above, we recorded a benefit of $67,069 in the 2005 third quarter for reversal of valuation allowances against deferred tax assets and a tax expense of $6,168 due to a change in estimate of our state effective tax rate.

(11) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended September 30, 2006		Three Months Ended September 30, 2005		Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005
	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service Cost	$884	$94	$936	$89	$2,652	$284	$2,808	$267
Interest Cost	2,346	570	2,321	621	7,036	1,712	6,963	1,863
Expected return on plan assets	(2,140)	—	(1,881)	—	(6,420)	—	(5,643)	—
Amortization of prior service costs	1	—	3	—	3	—	9	—
Net actuarial loss/(gain)	531	(150)	413	(139)	1,591	(452)	1,239	(417)
Transition obligation recognized	1	—	4	—	3	—	14	—
Curtailment charge	—	—	259	—	—	—	259	—

Net periodic postretirement benefit cost	$1,623	$514	$2,055	$571	$4,865	$1,544	$5,649	$1,713

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

(13) Recently Issued Accounting Pronouncements

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. We have not yet determined the impact FIN 48 will have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact SFAS 157 will have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This requirement becomes effective as of the end of fiscal years ending after December 15, 2006. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This requirement becomes effective for fiscal years ending after December 15, 2008. We have not yet determined the impact SFAS 158 will have on our consolidated results of operations and financial condition.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB 108 in the fourth quarter of 2006 and are currently evaluating the impact it will have on our consolidated results of operations and financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of MEMC Electronic Materials, Inc.

Overview.

The company showed strong improvements in sales, gross margin and operating income compared to the second quarter of 2006, and continued to generate strong operating cash flows. Cash and cash equivalents and Short-term investment balances increased by $138 million in the third quarter alone, and now stand at over $451 million. The pricing environment continued to improve due to constraint in the polysilicon supply chain and therefore, selling prices were higher in the third quarter of 2006 compared to the 2006 second quarter. The quarter also was favorably impacted by increased product volumes and high utilization rates.

Compared to the third quarter of 2005, increased selling prices and higher volumes led to solid improvements in almost every financial category, including sales, gross margin, operating income and operating cash flow. Wafer average selling prices were higher compared to the third quarter of 2005 as prices have continuously improved due to the constraint on polysilicon in the market, coupled with a strong demand environment for our products.

On July 25, 2006, MEMC executed a binding definitive agreement (the Supply Agreement) for the supply of solar grade silicon wafers to Suntech Power Holdings Co., Ltd (Suntech). Under the terms of the Supply Agreement, MEMC will supply solar wafers to Suntech over a 10-year period, with pre-determined pricing, on a take or pay basis beginning in the first quarter of 2007.

Net Sales.

Our net sales increased by 45.3% to $407.9 million in the third quarter of 2006 from $280.7 million in the third quarter of 2005. For the nine months ended September 30, 2006, net sales increased by 39.3% to $1,120.0 million from $803.9 million for the nine months ended September 30, 2005. In both periods, the sales increase was driven by continued polysilicon and other intermediate products (silane gas, partial ingots and scrap wafers) price increases, as well as higher pricing and sales volumes in wafer products. Year to year overall wafer average selling prices increased 18.3% for the quarter and 7.5% for the nine months.

Gross Margin.

In the 2006 third quarter, our gross margin was $192.5 million compared to $85.2 million in the 2005 third quarter. As a percentage of net sales, gross margin improved to 47.2% in the 2006 third quarter from 30.4% in the third quarter of 2005.

The improvement was the result of higher wafer average selling prices and higher wafer volumes along with increased sales of polysilicon and other intermediate products (silane gas, partial ingots and scrap wafers) due to the favorable pricing environment driven by the industries’ constrained raw material supply chain.

For the nine months ended September 30, 2006, our gross margin was $485.7 million compared to $255.8 million for the nine months ended September 30, 2005. As a percentage of net sales, gross margin improved to 43.4% in 2006 from 31.8% in 2005. The improvement in the nine months compared to the prior year was a result of the increased sales of polysilicon and other intermediate products (silane gas, partial ingots and scrap wafers) due to the favorable pricing environment driven by the industries’ constrained raw material supply chains. Improved wafer average selling prices, higher wafer volume and productivity improvements also contributed to the increase in gross margins.

Marketing and Administration.

Marketing and administration expenses increased by $4.2 million to $22.8 million for the three months ended September 30, 2006 compared to $18.6 million for the three months ended September 30, 2005. As a percentage of net sales, marketing and administration expenses decreased to 5.6% in the 2006 third quarter from 6.6% in the 2005 period.

For the nine months ended September 30, 2006, marketing and administration expenses increased $13.5 million to $69.0 million from $55.5 million for the nine months ended September 30, 2005. As a percentage of net sales, marketing and administration decreased to 6.2% in the 2006 period from 6.9% for the 2005 period.

The increases were primarily a result of the recording of stock compensation expense associated with the adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R) and higher professional fees. Stock compensation expense recorded in marketing and administration expenses in the three months ended September 30, 2006 was $2.7 million as compared to $0.2 million in the year ago period. For the nine months ended September 30, 2006 and 2005, stock compensation expense was $7.7 million and $0.7 million, respectively.

Research and Development.

Our R&D expenses increased in the three months ended September 30, 2006 to $9.1 million compared to $7.2 million in the year ago period. As a percentage of net sales, R&D expenses decreased to 2.2% for the 2006 third quarter from 2.6% in the 2005 third quarter.

For the nine months ended September 30, 2006, research and development expenses increased to $27.1 million from $24.8 million for the nine months ended September 30, 2005. As a percentage of net sales, R&D decreased to 2.4% for the 2006 period from 3.1% for the 2005 period.

We received a contract with the Department of Defense in the second quarter of 2005 related to the development of thin film silicon on insulator wafers utilizing silicon layer transfer technology (SOI). This contract was modified in the third quarter of 2006 and now provides for the government to reimburse the company $5.9 million of the total costs to be incurred of $22.4 million and is recognized on a percentage completion basis. For the three months ended September 30, 2006 and 2005, the company recognized $0.4 million and $1.3 million, respectively, as an offset of actual SOI costs incurred within research and development expenses. For the nine months ended September 30, 2006, we recognized $1.4 million as an offset as compared to $2.2 million for the nine months ended September 30, 2005. Additionally, stock compensation expense associated with the adoption of SFAS 123R was $0.4 million and $1.0 million for the three and nine months ended September 30, 2006, respectively.

Operating Income.

Operating income increased to $160.7 million, or 39.4% of sales, in the third quarter of 2006 compared to $59.4 million, or 21.2% of sales, in the 2005 third quarter.

For the nine months ended September 30, 2006, operating income increased to $389.6 million, or 34.8% of sales, from $175.5 million, or 21.8% of sales, for the nine months ended September 30, 2005.

The improved operating results were primarily a result of the increases in sales and gross margin, offset by the increases in marketing and administrative expenses discussed above.

Nonoperating (Income) Expense.

In the three months ended September 30, 2006, our nonoperating income was $1.1 million, compared to nonoperating expense of $1.5 million in the three months ended September 30, 2005. In the nine months ended September 30, 2006, our nonoperating income was $4.3 million, compared to nonoperating expense of $3.6 million in the nine months ended September 30, 2005. This change was primarily due to an increase in interest income due to an increase in our investments in highly liquid time deposits, as well as a decrease in interest expense as a result of debt reductions throughout 2005. Additionally, in the third quarter of 2006 we recorded a $2.4 million loss due to the mark to market adjustment related to the Suntech warrant as discussed in Financial Condition below.

Income Taxes.

For the three months ended September 30, 2006, we recorded a tax expense of $68.3 million as compared to a tax benefit of $45.1 million for the three months ended September 30, 2005. Income tax expense for the three months ended September 30, 2006 included the impact from discrete items primarily related to the gross margin tax law change in Texas. In addition, we repatriated earnings from a foreign subsidiary to the U.S. In the third quarter of 2005, we reversed $67.1 million in valuation allowances against deferred tax assets as we believe that it is more likely than not that certain deferred tax assets will be realized taking into consideration all available evidence including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income and the expected timing of the reversals of existing temporary differences by taxable jurisdiction.

For the nine months ended September 30, 2006, we recorded income tax expense of $148.8 million compared to a tax benefit of $30.6 million for the nine months ended September 30, 2005. The 2005 benefit reflected an annualized effective tax rate for 2005, coupled with significant discrete tax adjustments impacting the tax provision in the first and third quarters. In the first quarter of 2005, we recorded prior period adjustments of $7.9 million additional expense and reassessment of reserves resulting in a benefit of $29.6 million. We recorded a tax benefit of $29.6 million due to a change in estimate of allowable depreciation deductions, and the company’s election to credit foreign taxes. We also recorded a decrease in tax reserves related to the deductibility of Texas Pacific Group interest expense in the amount of $6.5 million. We recorded expense of $6.0 million related to tax deductions for stock options exercised in prior years. We recorded additional tax expense of $7.4 million related to the US GAAP treatment of fixed asset basis under the Korea Asset Revaluation Law. We recorded additional expense of $0.9 million relating to amended return filings and a reassessment of tax basis limitations. As discussed above, we recorded a benefit of $67.1 million in the 2005 third quarter for a reversal of valuation allowances against deferred tax assets and a tax expense of $6.2 million due to a change in estimate of our state effective tax rate.

Financial Condition.

Cash and cash equivalents increased $291.9 million from $126.5 million at December 31, 2005 to $418.4 million at September 30, 2006. See additional discussion in Liquidity and Capital Resources.

Accounts receivable of $187.0 million at September 30, 2006 increased $61.8 million from $125.2 million at December 31, 2005. An increase in sales in the quarter ended September 30, 2006 compared to the quarter ended December 31, 2005 contributed to $53.7 million of the total increase. As discussed below, at September 30, 2006 and December 31, 2005, we had factored $7.0 million and $41.8 million of receivables, respectively, of which $0 million and $10.9 million have been recorded as short-term borrowings and added back to accounts receivable as of September 30, 2006 and December 31, 2005, respectively. The reduction in factored receivables of $23.9 million also contributed to the total increase in accounts receivable. Excluding the change in factored receivables, the total increase was offset by an improvement in payment terms and collections which contributed to a reduction of $15.8 million in accounts receivable as of September 30, 2006 compared to December 31, 2005. Days’ sales outstanding increased to 42 days at September 30, 2006 compared to 38 days at December 31, 2005 based upon annualized sales for the respective immediately preceding quarter, as a result of fewer factored receivables.

Inventories decreased $23.9 million to $96.1 million at September 30, 2006 from $120.0 million at December 31, 2005. Inventories primarily decreased as a result of the increase in sales. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, increased to nine for the three month period ended September 30, 2006 compared to six at December 31, 2005. At September 30, 2006, we had approximately $10.0 million of inventory held on consignment, compared to $17.9 million at December 31, 2005. Related inventory reserves for obsolescence, lower of cost or market issues or other impairments were $4.4 million at September 30, 2006 compared to $4.7 million at December 31, 2005.

Net deferred tax assets totaled $164.9 million as of September 30, 2006 versus $177.5 million as of December 31, 2005 (of which $11.9 million and $12.0 million was included in prepaids and other assets at September 30, 2006 and December 31, 2005, respectively). The decrease in net deferred tax assets was primarily due to the gross margin tax law change in Texas and a change in estimate on state net operating losses. We provide for quarterly income taxes based on an estimated annual effective tax rate. We believe that it is more likely than not that, with our projections of future taxable income, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at September 30, 2006.

Other assets increased $66.9 million from $51.3 million at December 31, 2005 to $118.2 million at September 30, 2006. This increase is related to the fair value of warrant recorded in connection with a new supply agreement. On July 25, 2006, MEMC executed a binding definitive agreement (the Supply Agreement) for the supply of solar grade silicon wafers to Suntech. Under the terms of the Supply Agreement, MEMC will supply solar wafers to Suntech over a 10-year period, with pre-determined pricing, on a take or pay basis beginning in the first quarter of 2007. As part of the Supply Agreement, Suntech advanced $21.9 million to MEMC in the form of a security deposit during the third quarter of 2006, which was recorded as a long-term liability.

Also on July 25, 2006, MEMC received a fully vested, non-forfeitable warrant to purchase 7,359,636 ordinary shares of Suntech at an exercise price of $27.97 per share. The warrant becomes exercisable over a five year period (20% annually) and has a five year exercise period from the date each tranche becomes exercisable. We recorded $66.6 million for the estimated fair value of the warrant as Other assets – long-term with the offset to Deferred revenue – long-term in accordance with EITF 00-8 “Accounting by a Grantee for an Equity Instrument to be received in conjunction with Providing Goods or Services”. The warrant is considered a derivative and is therefore marked to market each reporting period. Accordingly, for the three months ended September 30, 2006, $2.4 million was recorded as a reduction of Other assets – long-term with the offset to Other expense.

We had short term deferred revenue totaling $5.1 million as of September 30, 2006 compared to $13.8 million at June 30, 2006. During the third quarter of 2006, we had multiple transactions which included finalizing an agreement with a customer and mutually terminating a prior agreement. This resulted in a net benefit from deferred revenue of $2.0 million. This had an associated cost of goods sold of $0.6 million. We defer revenue for multiple element arrangements based on a fair value per unit for the total arrangement when we receive cash in excess of the fair value. We also defer revenue when pricing is not fixed and determinable or other revenue recognition criteria is not met.

Long-term deferred revenue of $67.3 million at September 30, 2006 relates to the Supply Agreement with Suntech described above. We will recognize the deferred revenue on a pro-rata basis as product is shipped over the life of the contract.

Income taxes payable increased $81.2 million to $92.8 million at September 30, 2006, compared to $11.6 million at the end of 2005. This increase is primarily attributed to improved profitability in the U.S. operations over and above the benefit derived from our decision to credit foreign taxes and is net of estimated tax payments to date.

Liquidity and Capital Resources.

In the nine months ended September 30, 2006, we generated $375.4 million of cash from operating activities, compared to $214.0 million in the nine months ended September 30, 2005. This increase was a result of our improved operating results discussed above.

Cash used in investing activities was $94.1 million for the nine months ended September 30, 2006 compared to $142.6 million for the nine months ended September 30, 2005 due to a decrease in capital expenditures of $44.8 million to $96.7 million for the nine months ended September 30, 2006. Capital expenditures in 2006 primarily relate to increasing our capacity and capability for our next generation products, including 300 millimeter and silicon-on-insulator, by making incremental changes to our existing manufacturing facilities and manufacturing lines and the previously announced expansion of our polysilicon capabilities. The existing facilities may be modified to permit the manufacture of greater quantities of current products. Alternatively, with incremental improvements, the existing facilities may be modified to become capable of manufacturing next generation products.

Cash provided by financing activities was $7.0 million in the nine months ended September 30, 2006 versus $16.6 million used in financing activities in the nine months ended September 30, 2005. The change in cash from financing activities was primarily related to an increase in refundable customer deposits.

We had no short-term borrowings at September 30, 2006, under approximately $59.6 million of short-term loan agreements. Of the $59.6 million committed short-term loan agreements, $8.2 million is unavailable because it relates primarily to the issuance of third party letters of credit and forward contracts. Long-term borrowings outstanding were $37.4 million at September 30, 2006, under $271.7 million of committed long-term loan agreements. Of the $271.7 million committed long-term loan agreements at September 30, 2006, $8.5 million was unavailable because it relates primarily to the issuance of third party letters of credit and forward contracts. Our weighted average cost of borrowing was 2.3% at September 30, 2006 and 2.6% at December 31, 2005. Our total debt to capital ratio was 4% at September 30, 2006 compared to 7% at December 31, 2005.

One of our foreign subsidiaries has an agreement with a financial institution whereby it sells, on a continuous basis, eligible trade accounts receivable. The agreement permits our foreign subsidiary to sell receivables on a recourse or non-recourse basis. All of the receivables have been sold on a recourse basis. This agreement does not extend beyond one year. Such factoring is generally limited to $90 million by our revolving credit agreement. At September 30, 2006 and December 31, 2005, we had factored $7.0 million and $41.8 million of receivables, respectively, of which $0 million and $10.9 million have been recorded as short-term borrowings as of September 30, 2006 and December 31, 2005, respectively, as the sale criteria under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” were not met for certain factored transactions.

The Company has a Revolving Credit Agreement with National City Bank of the Midwest, US Bank National Association, and such other lending institutions as may from time to time become lenders (the “National City Agreement”). The National City Agreement provides for a $200 million secured revolving credit facility and expires in July 2010. Interest on borrowings under the National City Agreement would be payable based on the Company’s election at LIBOR plus an applicable margin (currently 1.0%) or at a defined prime rate plus an applicable margin (currently 0.00%). At September 30, 2006, there were no borrowings under this credit facility; however, credit available under the facility has been reduced by $6.6 million related to the issuance of third party letters of credit.

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

Critical Accounting Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. However, application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our significant accounting policies are more fully discussed in Note 3 to our Notes to Consolidated Financial Statements, included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2005. There have been no changes to our critical accounting estimates since December 31, 2005, except for stock based compensation and warrant valuation.

Stock-Based Compensation.

Effective January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), using the modified prospective transition method and therefore we have not restated prior periods’ results. Under this transition method, stock-based compensation expense included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of, January 1, 2006, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123. Stock-based compensation expense for all share-based payment awards granted after December 31, 2005 is based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. We recognize these compensation costs net of an estimated forfeiture rate and recognize the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term of four years.

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

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require the input of subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We determined that our historical stock price volatility and historical pattern of option exercises were appropriate indicators of expected volatility and expected term. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our stock-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, the stock-based compensation expense could be significantly different from what we have recorded in the current period. See Note 9 to the Consolidated Condensed Financial Statements for a further discussion on stock-based compensation.

Warrant Valuation

On July 25, 2006, MEMC received a fully vested, non-forfeitable warrant to purchase 7,359,636 ordinary shares of Suntech at an exercise price of $27.97 per share. The warrant becomes exercisable over a five year period (20% annually) and has a five year exercise period from the date each tranche becomes exercisable. The warrant is considered a derivative and is therefore marked to market each reporting period. Determining the appropriate fair value model and calculating the fair value of the warrant require the input of subjective assumptions, including the stock price volatility of Suntech.

Management uses the lattice model to determine the warrant’s fair value. A combination of Suntech’s historical and implied stock price volatility was used as an indicator of expected volatility. The assumptions used in calculating the fair value of the warrant represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, the valuation of our warrant could be materially different in the future.

Recently Issued Accounting Pronouncements.

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective in fiscal years beginning after December 15, 2006. We have not yet determined the impact FIN 48 will have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact SFAS 157 will have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This requirement becomes effective as of the end of fiscal years ending after December 15, 2006. This Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This requirement becomes effective for fiscal years ending after December 15, 2008. We have not yet determined the impact SFAS 158 will have on our consolidated results of operations and financial condition.

In September 2006, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 108 (“SAB 108”). Due to diversity in practice among registrants, SAB 108 expresses SEC staff views regarding the process by which misstatements in financial statements are evaluated for purposes of determining whether financial statement restatement is necessary. SAB 108 is effective for fiscal years ending after November 15, 2006. We will adopt SAB 108 in the fourth quarter of 2006 and are currently evaluating the impact it will have on our consolidated results of operations and financial condition.

Cautionary Statement Regarding Forward-Looking Statements.

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing as of September 30, 2006 and our belief that we have the financial resources needed to meet business requirements for at least the next twelve months including capital expenditure and working capital requirements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include such factors as: market demand for wafers and semiconductors as well as polysilicon; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment for both silicon wafers and polysilicon; assumptions underlying management’s financial estimates; general economic conditions; actions by our competitors, customers and suppliers; the impact of competitive products and technologies; technological changes; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in interest and currency exchange rates; changes in the composition of worldwide taxable income; and other risks described in MEMC’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2005.

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

To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts to hedge transactional currency risks. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to MEMC. We do not use derivative financial instruments for speculative or trading purposes. There have been no significant changes in our holdings of interest rate sensitive or foreign currency exchange rate sensitive instruments since December 31, 2005. With the receipt of the Suntech warrant, we are now exposed to equity price risk. A hypothetical 10% decrease in the stock price of Suntech would result in a loss on the fair value of the warrant of $8.5 million at September 30, 2006. A hypothetical 10% increase in the stock price of Suntech would result in a gain on the fair value of the warrant of $10.7 million at September 30, 2006.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In the preparation and filing of this Form 10-Q, we carried out an evaluation as of September 30, 2006, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of that date. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Our conclusions regarding our disclosure controls and procedures were based on the material weaknesses disclosed in our annual report on Form 10-K for the fiscal year ended December 31, 2005. We have instituted remediation efforts and continue to implement others, including in some instances, instituting changes in our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

Except as listed below, there were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) during the third quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remedial efforts relating to our disclosure controls and procedures and internal controls over financial reporting which have been implemented during the quarter ended September 30, 2006 include the following:

•	Enhancement of the accounting, corporate tax and internal audit functions by increasing the number of adequately trained personnel capable of anticipating and identifying risks critical to financial reporting; and

•	Adoption and revision of policies and procedures and the implementation of controls designed to ensure that we account for revenue recognition, income taxes and other complex accounting matters in accordance with US GAAP.

We have implemented or continue to implement our remediation activities. We will continue to re-evaluate the design and effectiveness of our disclosure controls and procedures and internal controls over financial reporting as it relates to our previously disclosed material weaknesses in the fourth quarter of 2006.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

Semi-Materials Co., Ltd. vs. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

On September 28, 2006, Semi-Materials Co., Ltd. (“Semi-Materials”) filed a Complaint for Breach of Contract against MEMC in the U.S. District Court for the Eastern District of Missouri (Civil Action No. 4:06-CV-01426-FRB) alleging breach of contract by MEMC, unjust enrichment, fraud, conversion and seeking specific performance, all related to a series of purchase orders for chunk polysilicon and polysilicon solar ingot. MEMC has not yet filed its answer in the case. Although the case is in the very early stages, we believe our actions under the purchase orders at issue were permitted, and we intend to assert a vigorous defense.

We do not believe that the Semi-Materials case, should it be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of this matter is unpredictable and the result of the case could be unfavorable for MEMC.

Item 6. Exhibits.

Exhibit Number	Description
2-a	Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

2-b	Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3-(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3-(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10.1	Solar Wafer Supply Agreement, dated as of July 25, 2006, by and between the Company and Suntech Power Holdings Co., Ltd.*

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for certain portions of this agreement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

/s/ KENNETH H. HANNAH
November 8, 2006	Name:	Kenneth H. Hannah
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	Solar Wafer Supply Agreement, dated as of July 25, 2006, by and between the Company and Suntech Power Holdings Co., Ltd.*

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment has been requested for certain portions of this agreement.