Form 10-K
period 2006-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2007-03-01
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant, based upon the closing price of such stock on June 30, 2006 of $37.50, as reported by the New York Stock Exchange, and 222,048,958 shares outstanding on such date, was approximately $6,396,466,200. The number of shares outstanding of the registrant’s Common Stock as of February 16, 2007, was 224,227,557 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the registrant’s 2006 Annual Report to Stockholders (Part I and Part II)

2.	Portions of the registrant’s 2007 Proxy Statement (Part III)

PART I

Item 1.	Business

Overview

We are a leading worldwide producer of wafers for the semiconductor industry, and are one of four wafer suppliers having more than a 10% share of the overall market. We operate manufacturing facilities in every major semiconductor manufacturing region throughout the world, including Europe, Japan, Malaysia, South Korea, Taiwan and the United States. Our customers include virtually all of the major semiconductor device manufacturers in the world, including the major memory, microprocessor and applications specific integrated circuit, or ASIC, manufacturers, as well as the world’s largest foundries. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch) and in three general categories: prime polished, epitaxial and test/monitor. Depending on market conditions, we also sell intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers to semiconductor device and equipment makers, solar customers, flat panel and other industries.

In 2006 we announced our intention to provide solar wafers as an additional type of wafer by signing multiple long-term solar wafer supply contracts. We began delivery of these wafers in January 2007.

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

On November 13, 2001, an investor group led by Texas Pacific Group and including TPG Wafer Holdings LLC and funds managed by Leonard Green & Partners, L.P. and TCW/Crescent Mezzanine Management LLC (collectively, TPG) acquired beneficial ownership of approximately 72% of our outstanding common stock and approximately $910 million of our debt from E.ON AG. All of the debt acquired by TPG from E.ON has been restructured or repaid. As part of the restructuring, TPG received shares of our Series A Cumulative Convertible Preferred Stock. On July 10, 2002, TPG converted all of the outstanding shares of Series A Cumulative Convertible Preferred Stock and the related accumulated but unpaid dividends into 125,010,556 shares of MEMC common stock. TPG sold approximately 15 million, 34 million, 66 million and 18 million shares of our common stock in public offerings in May 2003, February 2004, February 2005 and August 2005, respectively. TPG also sold approximately 19.5 million shares of common stock in a privately negotiated sale in November 2006 and an additional 20 million shares of common stock in a privately negotiated sale in February 2007. As of December 31, 2006, TPG beneficially owned approximately 16% of our outstanding common stock, and after the February 2007 sale, TPG beneficially owned approximately 7% of our outstanding common stock.

In 2006, we were engaged in one reportable industry segment—the design, manufacture and sale of silicon wafers. Financial information regarding this industry segment is contained in our 2006 Annual Report, which information is incorporated herein by reference.

Industry Background

Almost all semiconductors are manufactured from wafers, and thus the square inches shipped by the wafer industry are highly correlated to the unit shipments of the semiconductor device industry. The worldwide semiconductor device industry grew at a compound annual growth rate of 10% from 73 billion units in 1985 to 519 billion units in 2006, according to SIA & WSTS. In 2006, semiconductor device units increased 14% from 2005, according to SIA & WSTS.

The silicon wafer industry grew at a compound annual growth rate of 9% from 1,118 million square inches in 1985 to 7,975 million square inches in 2006, according to SIA/SEMI. In 2006, silicon wafer volumes grew 21% (excluding non-polished wafer sales), according to SEMI.

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

Semiconductor device manufacturers continue to move towards devices with shrinking device geometries and more stringent technical specifications. The wafers required to produce these next-generation devices are being developed in larger diameters. Thus, semiconductor device manufacturers continue to move to larger diameter wafers, with the 200 millimeter wafer being the primary wafer used today (measured in square inches).

Over the past decade, we believe the semiconductor wafer industry has consolidated, with only four suppliers now each having more than a 10% share of the overall market. We believe this change in the competitive landscape is causing segmentation between larger and smaller producers with larger manufacturers gaining an increasing share of the overall wafer market. Semiconductor device manufacturers seek suppliers with whom they can better align wafer technology development with their own product development efforts. We believe these manufacturers will continue to select wafer suppliers that offer advanced technological capabilities, a broad product portfolio and superior service to satisfy their exacting device requirements.

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

Our OPTIA™ wafer is a 100% defect-free crystalline structure based on our patented technologies and processes, including MDZ®. We believe the OPTIA™ wafer is the most technologically advanced polished wafer available today.

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

Sales, Marketing and Customers

We market our products primarily through a global direct sales force. We have customer service and support centers globally, including in China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United States. A

key element of our marketing strategy is establishing and maintaining close relationships with our customers. We accomplish this through multi-functional teams of technical, sales and marketing, and manufacturing personnel. These teams work closely with our customers to continually optimize our products for their production processes in their current and future facilities. We monitor changing customer needs and target our research and development and manufacturing to produce wafers adapted to each customer’s process and requirements. We make sales principally through agreements of one year or less (such agreements often are of three months or six months duration), which agreements specify price and typically indicate only expected volumes or market share.

We sell our products to virtually all major semiconductor device manufacturers, including the major memory, microprocessor and ASIC manufacturers, as well as the world’s largest foundries. In 2006, no customer represented 10% or more of our sales.

We sell our products to certain customers under consignment arrangements. Generally, these consignment arrangements require us to maintain a certain quantity of product in inventory at the customer’s facility or at a storage facility designated by the customer. Under these arrangements, we ship the wafers to the storage facility, but do not charge the customer or recognize revenue for those wafers until title passes to the customer. Title passes when the customer pulls the product from the assigned MEMC storage facility or storage area or, if the customer does not pull the product within a stated period of time (generally 60–90 days), at the end of that period, or when the customer otherwise agrees to take title to the product. Until that time, the wafers are considered part of MEMC’s inventory and are reflected on MEMC’s books and records as inventory. As such, these consignment arrangements are essentially inventory transfer arrangements. At December 31, 2006, we had approximately $6 million of inventory held on consignment.

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

Research and Development

The wafer market is characterized by continuous technological development and product innovation. We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position. Our goal in research and development is to maintain a close working relationship with our customers to continually develop new products and refine existing products to meet the needs of the marketplace. Our research and development model combines engineering innovation with specific commercialization strategies. Our model closely aligns our technology efforts with our customers’ requirements. We accomplish this through a better understanding of our customers’ technology requirements and through targeted research and development projects aimed at developing products to meet those technology requirements. Some of these projects involve formal and informal joint development efforts with our customers.

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

We devote a portion of our research and development resources to enhance our position in the crystal technology area. We have dedicated engineers and scientists, located in our St. Peters, Missouri, Merano, Italy and Chonan, South Korea facilities, to further our understanding of defect control and cost reduction. In conjunction with these efforts, we are developing wafering technologies to meet advanced flatness and particle requirements of our customers. In addition, we continue to focus on the development of our advanced epitaxial wafer technology with a dedicated staff of scientists located primarily in our St. Peters, Missouri, Novara, Italy and Utsunomiya, Japan facilities, who focus on the development of new epitaxial wafer products and cost reduction processes.

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

Competition

The market for wafers is competitive. We compete in all the major semiconductor-producing regions of the world and face competition from established manufacturers. We estimate there are six major competitors in the semiconductor wafer industry; however, our major competitors are Shin-Etsu Handotai, SUMCO and Siltronic.

Our wafers compete with wafers manufactured by others on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We believe we are competitive on the basis of these factors.

Proprietary Information and Intellectual Property

We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We try to protect our intellectual property rights based on patents and trade secrets as part of our ongoing research, development and manufacturing activities. As of December 31, 2006, we owned of record or beneficially approximately 229 U.S. patents, of which approximately 16 will expire by 2010, approximately 43 will expire between 2011 and 2015 and approximately 170 will expire after 2015. As of December 31, 2006, we owned of record or beneficially approximately 403 foreign patents, of which approximately 49 will expire by 2010, approximately 35 will expire between 2011 and 2015 and approximately 319 will expire after 2015. These foreign patents are generally counterparts of our U.S. patents. As of December 31, 2006, we had approximately 48 pending U.S. patent applications and approximately 273 pending foreign patent applications. The patents we beneficially own relate to polysilicon technology. We exclusively licensed these patents from Albemarle Corporation in connection with our purchase of Albemarle’s granular polysilicon business. We may request that these patents be assigned to us at any time in exchange for a nominal purchase price.

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims.

Employees

At December 31, 2006, we had approximately 5,000 full time employees and 500 temporary workers worldwide. We have approximately 1,500 unionized employees in our St. Peters, Missouri, Pasadena, Texas, South Korea and Italy facilities. We have not experienced any material work stoppages at any of our facilities due to labor union activities during the last several years.

Geographic Information

Information regarding our foreign and domestic operations is contained in Note 17, “Geographic Segments”, of Notes to Consolidated Financial Statements included in our 2006 Annual Report, which information is incorporated herein by reference.

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

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including those set forth under “Item 1. Business” and “Item 3. Legal Proceedings” and those incorporated herein by reference from our 2006 Annual Report. In addition to the business risks and uncertainties discussed elsewhere in this Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statement made by us.

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

Our business depends in large part upon the market demand for our customers’ semiconductors and products utilizing semiconductors. The semiconductor device industry experiences:

•	rapid technological change;

•	product obsolescence;

•	changes in product mix;

•	price erosion; and

•	fluctuations in product supply and demand.

From time to time, the semiconductor device industry has experienced significant downturns. These downturns often occur in connection with declines in general economic conditions. Some of these downturns have lasted for more than a year and have resulted in a substantial decrease in demand for our products. For example, in 2001, the semiconductor industry experienced a significant downturn as a result of weakened demand and a broad-based inventory correction. The 2001 downturn continued into early 2003. In the second half of 2004, much of the semiconductor industry experienced a downturn related to product oversupply and a resulting inventory correction. These industry conditions continued into 2005, before improving in the second half of 2005. If the semiconductor device industry experiences future downturns, which is likely given past history, we will face pressure to reduce prices and we may need to further rationalize capacity and reduce fixed costs. If we are unable to reduce our expenses sufficiently to offset reductions in price and volume, our operating results and financial condition could be materially adversely affected.

Our dependence on single and limited source suppliers could harm our production output and adversely affect our manufacturing throughput and yield.

We obtain several raw materials, equipment, parts and supplies from sole suppliers. Likewise, we obtain all of our requirements for granular polysilicon from our facility in Pasadena, Texas. In the case of granular polysilicon, we believe that we could substitute chunk polysilicon for granular polysilicon. We cannot predict whether this substitution would be successful or how long this process would take. In addition, our manufacturing process could be interrupted and our manufacturing throughput and yields could be adversely affected. A failure to obtain a new qualification or a decrease in our manufacturing throughput or yields could have a material adverse effect on our operating results.

From time to time we have experienced limited supplies of certain raw materials, equipment, parts and supplies, particularly polysilicon. Because of the cyclical nature of our industry, we may experience shortages of our key raw materials, equipment, parts and supplies in the future. A prolonged inability to obtain raw materials, equipment, parts or supplies, or increases in prices resulting from these shortages, could have a material adverse effect on our operating results.

The success of our currently planned expansion of polysilicon capacity and ramp of solar wafer production and sales presents business risks which could materially adversely affect our results of operations.

We are investing significantly in expanding our raw material (polysilicon) production capacity. We have also announced our long term agreements to sell solar wafers, which sales commenced in January 2007. In order to succeed in our planned expansion and solar wafer deliveries, we will need to devote capital expenditures as well as the investment of management time and related resources to successfully introduce this additional wafer type. This could disrupt our existing business, affect our operating results and distract our management team. Expansion of our production capacity is subject to risks such as availability of capital equipment; delays in construction of new production capacity; and availability of additional precursor raw materials. Our plan to sell solar wafers is subject to similar risks and, because it involves sales to new customers, it is also subject to additional risks, including refining and adapting our manufacturing technologies to customer requirements; creating and developing demand for and market acceptance of our technologies; marketing, promoting and distributing these wafers; competing with other, better established, solar wafer manufacturers; and establishing and maintaining sufficient internal research and development, marketing, sales, production and customer service infrastructures to support these efforts. Use of resources that otherwise would have been made available to our existing wafer operations or customers could have material adverse consequences on our results of operations if we fail to successfully make and sell solar wafers. Moreover, there can be no assurance that we will be able to successfully produce and supply the committed and anticipated quantities of solar wafers.

Our expansion of our 300 millimeter production capacity in Taiwan presents business risks which could materially adversely affect our results of operations if we fail to manage this expansion successfully.

In July 2005, we embarked upon a significant expansion of our 300 millimeter production capacity by establishing such production capacity at our Taisil facility in Taiwan, in addition to continuing our improvements to our Japan 300 millimeter operation. The establishment of this capacity at a new facility involves significant risks, including availability and timing of capital equipment installation, distraction of worldwide and local management; costs and spending in excess of budgeted amounts; timing of production ramp; and qualification of a new facility at new and existing customers. We believe that establishment of 300 millimeter capacity in Taiwan is important for strategic reasons, including market share and profitability. There can be no assurance that we will be able to successfully reach our production, timing and cost goals for our Taiwan expansion or maintain them for our Japan facility as customer specifications evolve. Use of capital and management resources that otherwise would have been made available to expand other parts of our business could have material adverse consequences on our results of operations if we fail to manage this expansion successfully or do not improve our Japan 300 millimeter operations to keep pace with market requirements.

We experience competition in the wafer industry which could force us to reduce our prices to retain market share or face losing market share and revenues.

We face competition in the wafer industry from established manufacturers throughout the world. We estimate there are six major competitors in the semiconductor wafer industry; however, the largest suppliers of semiconductor wafers with whom we compete are Shin-Etsu Handotai, SUMCO and Siltronic. For solar wafers, we compete with a large number of companies, including BP Solar International, Evergreen Solar, Mitsubishi Electric Corporation, Q-Cells AG, Sanyo Corporation, Sharp Corporation, SolarWorld AG and SunPower Corporation. We compete on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Some of our competitors have substantial financial, technical, engineering and manufacturing resources to develop products that currently, and may in the future, compete favorably against our products. We may need to reduce our prices to retain or gain market share, which could have a material adverse effect on our operating results.

If we fail to meet changing customer demands, we may lose customers and our sales could suffer.

The wafer industry changes rapidly. Changes in our customers’ requirements, especially in the semiconductor wafer industry, result in new and more demanding technologies, product specifications and diameters, and manufacturing processes. Our ability to remain competitive will depend upon our ability to develop technologically advanced products and processes. We must continue to meet the increasingly demanding requirements of our customers on a cost-effective basis. As a result, we expect to continue to make significant investments in research and development and equipment. We cannot be certain that we will be able to successfully introduce, market and cost-effectively manufacture any new products, or that we will be able to develop new or enhanced products and processes that satisfy customer needs or achieve market acceptance.

Because we cannot easily transfer production of specific products from one of our manufacturing facilities to another, manufacturing delays or lack of capacity at a single facility could result in a loss of product volume.

It typically takes three to six months for our customers to qualify a manufacturing facility to produce a specific product, but it can take longer depending upon a customer’s requirements and market conditions. Interruption of operations or lack of available additional capacity at any of our primary wafer manufacturing facilities could result in delays or cancellations of shipments of wafers and a loss of product volume. Likewise, interruption of operations at our granular polysilicon manufacturing facility could adversely affect our wafer manufacturing throughput and yields and could result in our inability to produce certain qualified wafer products, delays or cancellations of shipments of wafers and a loss of product volume. A number of factors could cause interruptions, including labor disputes, equipment failures, or shortages of raw materials or supplies. Unions represent some of the employees at our wafer facilities in St. Peters, Missouri, Italy and South Korea and our granular polysilicon facility in Pasadena, Texas. A strike at any of these facilities could cause interruptions in manufacturing. We cannot be certain that alternate qualified capacity would be available on a timely basis or at all.

If we do not continue to reduce our manufacturing costs and operating expenses, we may not be able to compete effectively in the wafer industry.

The success of our business depends, in part, on our continuous reduction of manufacturing costs and operating expenses. The wafer industry has historically experienced price erosion and will likely continue to experience such price erosion. In addition, our long term agreements to supply solar wafers have fixed price reduction curves. If we are not able to reduce our manufacturing costs and operating expenses sufficiently to offset future price erosion, our operating results will be adversely affected. During the past few years, we have engaged in various cost-cutting and other initiatives intended to reduce costs and increase productivity. These activities have included reduction of headcount, refinement of our processes and efforts to increase yields and reduce cycle time. We cannot assure you that we will be able to continue to reduce our manufacturing costs and operating expenses. Moreover, any future closure of facilities or reduction of headcount may adversely affect our ability to manufacture wafers in required volumes to meet customer demand and may result in other production disruptions.

We are subject to periodic fluctuations in foreign currency exchange rates which can cause reported financial results to vary significantly from period to period.

Approximately 66% of our sales in 2006 were made outside North America. We expect that international sales will continue to represent a significant percentage of our total sales. In addition, a significant portion of our manufacturing operations is located outside of the United States. Sales outside of the United States expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily related to the Euro, Japanese Yen and Korean Won. Our risk exposure from expenses at international manufacturing facilities is concentrated in the Euro, Japanese Yen, Korean Won, Malaysian Ringgit and the New Taiwanese Dollar. To the extent that our sales in foreign currencies occur at foreign sites which incur expenses in those currencies, our net exposure is reduced. We generally hedge receivables denominated in foreign currencies at the time of sale.

One of our foreign subsidiaries has debt denominated in Japanese Yen. We generally do not hedge these net foreign currency exposures. We recognized net currency losses totaling approximately $1.0 million in 2006, $0.5 million in 2005 and $2.0 million in 2004. We cannot predict whether these foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

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

Any litigation in the future to enforce patents issued to us, to protect trade secrets or know how possessed by us or to defend us or indemnify others against claimed infringement of the rights of others could have a material adverse effect on our financial condition and operating results. From time to time, we receive notices from other companies that allege we may be infringing certain of their patents or other rights. If we are unable to resolve these matters satisfactorily, or to obtain licenses on acceptable terms, we may face litigation, which could have a material adverse effect on us. In fact, we are presently involved in multiple cases involving allegations of patent infringement. Regardless of the validity or successful outcome of any such intellectual property claims, we may need to expend significant time and expense to protect our intellectual property rights or to defend against claims of infringement by third parties, which could have a material adverse effect on us. If we lose any such litigation where we are alleged to infringe the rights of others, we may be required to:

•	pay substantial damages;

•	seek licenses from others; or

•	change, or stop manufacturing or selling, some of our products.

Any of these outcomes could have a material adverse effect on our business, results of operations or financial condition.

We have a limited number of principal customers and a loss of one or several of those customers would hurt our business.

Although no one customer accounted for more than 10% of our sales in 2006, our operating results could materially suffer if we experience a significant reduction in, or loss of, purchases by one or more of our top customers.

The loss of one or more of our customers with whom we have long term agreements could materially adversely affect our results of operations.

We have previously announced the execution of long term supply agreements with two wafer customers. Although these long term supply agreements are “take or pay contracts”, there can be no assurance that the customers will be able to fulfill their financial commitments to us in the agreements to pay the associated penalties if they do not fulfill their purchase obligations under the agreements. In such instance, we could have excess or idle production capacity. The loss of one or both of these wafer customers could materially adversely affect our operating results.

With the introduction of our solar wafer products, we are now also subject to the risks that affect solar energy demand, including macroeconomic factors.

Solar energy demand has experienced a high level of growth in recent years, but it has also experienced wide fluctuations in the operating results of industry participants. The demand for solar energy generation products is heavily influenced by macroeconomic factors such as the supply and price of other energy products, such as oil, coal and natural gas, as well as government regulations and policies concerning the electric utility industry, including the availability and size of government and economic incentives related to the use of solar power. A significant reduction in actual or anticipated solar energy demand could significantly reduce the demand for our solar wafers, which could materially adversely affect our operating results.

We are subject to periodic foreign economic downturns and political instability, which may adversely affect our sales and cost of doing business in those regions of the world.

Economic downturns have affected our operating results in the past, and could affect our operating results in the future. Additionally, other factors may have a material adverse effect on our operations in the future, including:

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

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The report must also contain a statement that our auditors have issued an attestation report on management’s assessment of our internal controls over financial reporting. Public Company Accounting Oversight Board Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.

Each year we must perform the system and process documentation and evaluation needed to comply with Section 404. During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. We reported one material weakness in our internal control over financial reporting in 2004 and three material weaknesses in our internal control over financial reporting in 2005. As a result of remediation efforts that we made in 2006, we will not report a material weakness for fiscal 2006, although there can be no assurance that we will not have one or more material weaknesses in the future. If we are unable to assert that our internal control over financial reporting is effective presently or in the future (or if our auditors are unable to attest that our management’s report is fairly stated or if they are unable to express an opinion on the effectiveness of our internal controls over financial reporting), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

We are subject to numerous environmental laws and regulations, which could require us to discharge environmental liabilities, increase our manufacturing and related compliance costs or otherwise adversely affect our business.

We are subject to a variety of foreign, federal, state and local laws and regulations governing the protection of the environment. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal and reporting of toxic, volatile or otherwise hazardous materials used in our manufacturing processes. These materials may have been or could be released into the environment at properties currently or previously owned or operated by us, at other locations during the transport of the materials, or at properties to which we send substances for treatment or disposal. If we were to violate or become liable under environmental laws and regulations or become non-compliant with permits required at some of our facilities, we could be held financially responsible and incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims. Groundwater and/or soil contamination has been detected at four of our facilities. We believe we are taking all necessary remedial steps at these facilities. We do not expect these known conditions to have a material impact on our business. However, environmental issues relating to presently known or unknown matters could require additional investigation, assessment or expenditures. In addition, new laws and regulations or stricter enforcement of existing laws and regulations could give rise to additional compliance costs and liabilities.

The market price of our common stock has fluctuated significantly and may continue to do so.

The market price of our common stock may be affected by various factors, including:

•	quarterly fluctuations in our operating results resulting from factors such as timing of orders from and shipments to major customers, product mix and competitive pricing pressures;

•	announcements of technological innovations, new products or upgrades to existing products by us or our competitors;

•	market conditions experienced by our customers;

•	market conditions in the wafer industry;

•	developments in patent or other proprietary rights by us or by our competitors;

•	changes in our relationships with our customers;

•	interruption of operations at our manufacturing facilities or the facilities of our suppliers;

•	actual or perceived changes in our relationship with our largest stockholder, TPG;

•	the size of the public float of our common stock;

•	announcements of operating results that are not aligned with the expectations of investors; and

•	general stock market trends.

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

We are party to a $200 million revolving credit facility with National City Bank of the Midwest, US Bank National Association and other lenders named therein. This facility contains certain restrictive covenants, including covenants to maintain minimum consolidated EBITDA and interest coverage ratios, as those terms are defined in the agreement. A continuing violation of any of these covenants, which in our industry could occur in a sudden or sustained downturn, would be deemed an event of default under the facility. In such event, upon election of the lenders, the loan commitments under the credit facility would terminate and the loans and accrued interest then outstanding would be due and payable immediately. We may not have sufficient funds and assets to cover any such required payments and may not be able to obtain replacement financing on a timely basis or at all. These events would have a material adverse effect on us. As of December 31, 2006, we had no outstanding borrowings under this facility, although we had approximately $3.3 million of outstanding third party letters of credit backed by this facility at such date.

Future sales of shares of our common stock may depress the price of our common stock.

If we or our stockholders, including our directors or executive officers, sell a substantial number of shares of our common stock in the public market, or investors become concerned that substantial sales might occur, the market price of our common stock could decrease. We have granted TPG registration rights with respect to all of the shares of our common stock and warrants to purchase common stock owned by TPG. Future sales of our common stock or warrants to purchase our common stock by TPG in the public market, or the perception that such sales might occur, could cause such a decrease in the price of our common stock.

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

Cautionary Statement Regarding Forward-Looking Statements

The following statements are or may constitute forward-looking statements:

•

statements set forth in this Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission regarding possible or assumed future results of our operations, including but not limited to any statements contained herein or therein concerning:

•

Our belief that semiconductor device manufacturers will continue to select wafer suppliers that offer advanced technological capabilities, a broad product portfolio and superior service to satisfy the manufacturers’ exacting device requirements;

•	Our belief that it is the technical evolution of the wafer that will be the enabling driver for semiconductor device improvements as the industry moves below 65 nanometer line-widths;

•	Our belief that there will be less than a handful of wafer suppliers remaining in a few years, down from about two dozen or more in the 1990 time frame;

•	Our expectation that our polysilicon sales as a percent of total sales will slowly decline over time as our wafer sales grow at a faster rate;

•

Our belief that it is more likely than not, with our projections of future taxable income, we will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at December 31, 2006;

•	Our expectation that our capital expenditures will be between 10% to 15% of net sales in 2007;

•	Our expectation that contributions to our pension plans will be approximately $10 million in 2007;

•	Our belief that we have the financial resources needed to meet business requirements for at least the next 12 months, including capital expenditures and working capital requirements;

•	Our belief that we are taking all necessary environmental remediation steps at our facilities, and our expectation that these known conditions will not have a material impact on our business;

•	Our belief that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements;

•	The impact of pending litigation on us;

•	Other statements contained or incorporated by reference in this Form 10-K regarding matters that are not historical facts; and

•	Any statements preceded by, followed by or that include the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions.

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

Our principal executive offices are located at 501 Pearl Drive (City of O’Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our principal manufacturing and administrative facilities comprised approximately 3.9 million square feet as of December 31, 2006 and were situated in the following locations:

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

In a case entitled Albemarle Corporation et al. vs. MEMC Electronic Materials, Inc., et al. (Cause No. 2002-59930), filed on November 20, 2002 in the 55th Judicial District Court, Harris County, Texas, Albemarle and its insurers filed suit against us and MEMC Pasadena seeking indemnification and costs of defense in the above matter. On February 14, 2003, we filed an answer denying the allegations by Albemarle Corporation and its insurers. On March 17, 2003, we filed a counterclaim against Albemarle Corporation seeking indemnification, costs of defense and payment of certain funds recovered by Albemarle Corporation’s workers’ compensation carrier in connection with the above matter. On October 22, 2004, the trial court entered an order granting Albemarle’s motion for summary judgment and denying our motion for summary judgment. The trial court did not consider the issue of damages. We appealed the trial court’s summary judgment decision to the Court of Appeals for the First District of Texas on April 15, 2005.

The appellate court held oral argument in this matter on January 23, 2007. On February 15, 2007, the appellate court ruled in our favor, concluding that under the contract for the sale of the MEMC Pasadena plant from Albemarle Corporation to us, we were not obligated to indemnify Albemarle. Accordingly, the appellate court reversed the summary judgment ruling of the trial court, and rendered judgment in favor of MEMC, stating that the trial court erred by granting partial summary judgment for Albemarle, and also erred by failing to grant partial summary judgment in favor of MEMC.

Sumitomo Mitsubishi Silicon Corporation et al. vs. MEMC Electronic Materials, Inc.

On December 14, 2001, MEMC filed a lawsuit against Sumitomo Mitsubishi Silicon Corporation (“SUMCO”) and several of its affiliates in the Northern District of California (the “First SUMCO Case”) alleging infringement of one of MEMC’s U.S. patents. On March 16, 2004, the court entered summary judgment against MEMC. MEMC appealed this decision to the U.S. Federal Circuit Court of Appeals, and on August 22, 2005, the U.S. Federal Circuit Court of Appeals reversed the grant of summary judgment with respect to inducement of infringement by SUMCO, and the case was remanded to the U.S. District Court for further proceedings. On February 24, 2006, the U.S District Court granted certain summary judgment motions of each of SUMCO and MEMC. In light of the summary judgment rulings in favor of SUMCO, on February 27, 2006 the U.S District Court issued a final judgment against MEMC in the First SUMCO Case. On February 28, 2006, MEMC filed its Notice of Appeal of the grant of certain of the summary judgment rulings in favor of SUMCO in the First SUMCO Case with the U.S. Federal Circuit Court of Appeals. MEMC and SUMCO filed their appellate briefs in this matter in 2006 and early 2007. Oral argument is expected in summer 2007, and a decision could come as early as fall 2007.

On July 13, 2004, SUMCO and certain of its affiliates filed a lawsuit against MEMC in the U.S. District Court for the District of Delaware (the “Second SUMCO Case”) in a case captioned Sumitomo Mitsubishi Silicon Corporation, aka SUMCO, a corporation of Japan and SUMCO USA Corporation, a Delaware corporation, v. MEMC Electronic Materials, Inc., a Delaware corporation, Civil Action No. 04-852-SLR. In May 2005, MEMC successfully had this case removed to the Northern District of California, although the Second SUMCO Case and the First SUMCO Case will not be consolidated. In the Second SUMCO Case, plaintiffs alleged that MEMC violated the antitrust laws by attempting to control sales of low defect silicon wafers in the United States, including through its patent policies and enforcement of its patents related to low defect silicon wafers. Plaintiffs also sought a declaratory judgment that plaintiffs’ wafers do not infringe the claims of two MEMC patents and that these two MEMC patents are invalid and unenforceable. Finally, plaintiffs alleged that these two MEMC patents are void and unenforceable because of MEMC’s alleged patent misuse. Plaintiffs sought treble damages in an unspecified amount, and attorneys’ fees and costs incurred by plaintiffs in the Second SUMCO Case and in the First SUMCO Case. MEMC asserted defenses against these claims, including a counterclaim for infringement of one of the two patents. In June 2006, in light of the pending appeal with the U.S. Federal Circuit Court of Appeals on certain matters from the First SUMCO Case, certain of the counts related to the two MEMC patents were dismissed from the Second SUMCO Case without prejudice. MEMC believes that SUMCO’s position in the Second SUMCO Case has no merit and is asserting a vigorous defense.

S.O.I.TEC Silicon on Insulator Technologies S.A. and Soitec USA, Inc. vs. MEMC Electronic Materials, Inc.

On November 21, 2005, S.O.I.TEC Silicon on Insulator Technologies S.A. and Soitec USA, Inc. (“Soitec”) filed a Complaint for Declaratory Judgment against MEMC in the U.S. District Court for the District of Delaware (Civil Action No. 05-806) alleging invalidity and/or non-infringement of seven MEMC U.S. patents. In January 2006, MEMC filed a motion to dismiss with respect to six of the seven patents in the case, and also brought a counterclaim against Soitec for infringement in the United States by Soitec of the remaining U.S. patent. The parties subsequently agreed to the dismissal of six of the seven patents from the case. Soitec filed an amended complaint in April 2006, and MEMC filed its amended answer and counterclaim in May 2006. Although the case is in the early stages, we believe that Soitec’s declaratory judgment action against us has no merit, and we are asserting a vigorous defense against that claim, as well as pursuing our counterclaim for infringement. Also, on December 28, 2005, MEMC filed suit against Soitec in France for infringement by Soitec of three of MEMC’s foreign patents. This case remains in the early stages. We do not believe that the Soitec cases, should they be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, however, the outcome of both matters are unpredictable and the result of either case could be unfavorable for MEMC.

ASi Industries GmbH vs. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

On June 19, 2006, ASi Industries GmbH (“ASi”) filed a Complaint for Breach of Contract and Declaratory Judgment against MEMC in the U.S. District Court for the Eastern District of Missouri (Civil Action No. 4:06-CV-00951-CDP) alleging breach of contract by MEMC, unjust enrichment, tortious interference with ASi’s contracts, antitrust violations and seeking a declaratory judgment of non-infringement, all related to a purchase order agreement related to polysilicon. MEMC filed its answer and related counterclaims in August 2006. In November 2006, the District Court granted MEMC’s motion to dismiss ASi’s antitrust claims. ASi also agreed at that time to dismiss its unjust enrichment claims. Although the case is in the very early stages, we believe our actions under the purchase order at issue were permitted, and are asserting a vigorous defense, as well as pursuing our counterclaims for infringement related to certain intellectual property related to polysilicon technology.

We do not believe that the ASi case, should it be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, however, the outcome of this matter is unpredictable and the result of the case could be unfavorable for MEMC.

Semi-Materials Co., Ltd. vs. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

On September 28, 2006, Semi-Materials Co., Ltd. (“Semi-Materials”) filed a Complaint for Breach of Contract against MEMC in the U.S. District Court for the Eastern District of Missouri (Civil Action No. 4:06-CV-01426-FRB) alleging breach of contract by MEMC, unjust enrichment, fraud, conversion and seeking specific performance, all related to a series of purchase orders for chunk polysilicon and polysilicon solar ingot. MEMC filed its answer in the case in December 2006. Although the case is in the very early stages, we believe our actions under the purchase orders at issue were permitted, and we intend to assert a vigorous defense.

We do not believe that the Semi-Materials case, should it be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of this matter is unpredictable and the result of the case could be unfavorable for MEMC.

Item 4.	Submission of Matters to a Vote of Security Holders

The following matters were voted upon at the Annual Meeting of Stockholders held on October 25, 2006 and received the votes set forth below:

1. Mr. Robert J. Boehlke was elected to serve as a Class II director for a term expiring in 2009, receiving the number of votes set forth below:

For	Withheld
194,263,098	8,318,688

2. Mr. C. Douglas Marsh was elected to serve as a Class II director for a term expiring in 2009, receiving the number of votes set forth below:

For	Withheld
194,398,994	8,182,792

Executive Officers of the Registrant

The following is information concerning our executive officers as of January 31, 2007.

Name	Age	All Positions and Offices Held
Nabeel Gareeb	42	President, Chief Executive Officer and Director
Kenneth H. Hannah	38	Senior Vice President and Chief Financial Officer
Sean Hunkler	44	Senior Vice President, Manufacturing
John A. Kauffmann	50	Senior Vice President, Sales and Marketing
Shaker Sadasivam	47	Senior Vice President, Research and Development
Mignon Cabrera	47	Senior Vice President, Human Resources
Michael Cheles	48	Vice President, Information Technology and CIO
Bradley D. Kohn	38	Vice President, General Counsel and Corporate Secretary

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

Ms. Cabrera joined MEMC in August 2006 as Senior Vice President, Human Resources. Prior to joining MEMC, Ms. Cabrera was owner and principal of Professional Consulting Services, a human resource consulting firm, from September 2005 to August 2006. Previous to her consulting experience, from January 1999 to August 2005, Ms. Cabrera served as Vice President of Human Resources and General Affairs with Samsung Telecommunications America.

Mr. Cheles joined MEMC in September 2006 as Vice President, Information Technology and Chief Information Officer. Prior to joining MEMC, Mr. Cheles was a Director of Information for the Uniprise Division of United HealthCare, from April 2005 to August 2006. Previous to his employment with Uniprise, Mr. Cheles was Vice President, Information Technology at Hussmann Corporation from July 1997 to February 2004.

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

The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under Note 18, “Unaudited Quarterly Financial Information”, of Notes to Consolidated Financial Statements, included in our 2006 Annual Report and under “Stockholders’ Information” in our 2006 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last three fiscal years. Under the terms of our $200 million National City Bank revolving credit facility, we are prohibited from paying cash dividends on our common stock. Likewise, under the restructuring agreement between us and TPG, we cannot pay cash dividends on our common stock without the consent of TPG.

The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 and is incorporated herein by this reference.

Item 6.	Selected Financial Data

The tabular information (including the footnotes thereto) required by this item is set forth under “Five Year Selected Financial Highlights” in our 2006 Annual Report, which information is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report, which information is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is set forth under “Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report, which information is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is set forth under “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Cash Flows”, “Consolidated Statements of Stockholders’ Equity”, “Notes to Consolidated Financial Statements” and “Report of the Independent Registered Public Accounting Firm” in our 2006 Annual Report, all of which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The information required by this item is set forth under “Management’s Report on Internal Control Over Financial Reporting” in our 2006 Annual Report, which information is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2007 Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The remaining information required by this item with respect to directors will be set forth in the 2007 Proxy Statement under “INFORMATION ABOUT NOMINEES AND CONTINUING DIRECTORS” and is incorporated herein by reference. Information required by this Item relating to our Code of Ethics and Audit Committee will be set forth in the 2007 Proxy Statement under “Board of Directors and Committees of the Board.” The remaining information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information required by this Item will be set forth in our 2007 Proxy Statement under the headings “Director Compensation”, “Compensation Discussion and Analysis”, “Report of the Compensation Committee”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The information required by this Item will be set forth in our 2007 Proxy Statement under the headings “Beneficial Ownership by Directors and Executive Officers” and “Ownership of MEMC Equity Securities by Certain Beneficial Owners” and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes certain information regarding MEMC securities that have been and may be issued pursuant to our equity compensation plans as of December 31, 2006.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)

Equity compensation plans approved by security holders	10,708,414 shares of common stock	$20.37	1,899,556 shares of common stock

Equity compensation plans not approved by security holders(2)	62,500 shares of common stock	$1.50	0 shares of common stock
Total	10,770,914 shares of common stock	$20.26	1,899,556 shares of common stock

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.
(2)	Represents a stock option grant agreement for a nonqualified stock option granted in March 2002 to Nabeel Gareeb to purchase 650,000 shares of common stock at an exercise price of $1.50 per share. Of these shares, as of December 31, 2006, 587,500 have been issued upon exercise and 62,500 were vested but unexercised. These options expire on March 15, 2007.

Item 13.	Certain Relationships and Related Transactions

The information required by this Item will be set forth in our 2007 Proxy Statement under the heading “Certain Transactions” and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be set forth in our 2007 Proxy Statement under the heading “Principal Accounting Firm Services and Fees” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of us and our subsidiaries and the Reports of the Independent Registered Public Accounting Firm of KPMG LLP are included in our 2006 Annual Report, and are incorporated herein by reference:

Consolidated Statements of Operations—Years Ended December 31, 2006, 2005 and 2004.

Consolidated Balance Sheets—December 31, 2006 and 2005.

Consolidated Statements of Cash Flows—Years Ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders’ Equity —Years Ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

Report of the Independent Registered Public Accounting Firm.

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit No.	Description
2.1	Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

2.2	Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (Incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (Incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3.4	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

4.1	Form of Warrant Certificate (Incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10.1	Joint Venture Agreement dated August 28, 1990 among the Company, Pohang Iron and Steel Company, Ltd. (“POSCO”) and Samsung Electronics Company, Ltd. (“Samsung”) (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.2	First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.3	Second Amendment to Joint Venture Agreement dated December 30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.4	Registration Rights Agreement by and among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein, dated as of November 3, 2001 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10.5	Amendment to Registration Rights Agreement dated July 15, 2002, among the Company, TPG Wafer Holdings LLC and Guarantors specified therein (Incorporated by reference to Exhibit 10-i(1) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

10.6	Amendment No. 2 to Registration Rights Agreement dated November 14, 2002, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(2) of the Company’s Form 10-K for the Year ended December 31, 2002)

10.7	Amendment No. 3 to Registration Rights Agreement dated February 17, 2003, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(3) of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

10.8	Amendment No. 4 to Registration Rights Agreement dated August 31, 2003, among the Company, TPG Wafer Holdings LLC and the Guarantors specified therein (Incorporated by reference to Exhibit 10-i(4) of the Company’s Form 10-Q for the Quarter ended September 30, 2003)

10.9	MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company’s Form 10-K for the Year ended December 31, 1995)

*10.10	Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

*10.11	Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10.12	Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10.13	Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation (Incorporated by reference to Exhibit 10-nn(1) of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

†10.14	MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on January 26, 2004 (Incorporated by reference to Exhibit 10-cc of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.15	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10-cc(1) of the Company Form 10-Q for the Quarter ended June 30, 2004)

†10.16	Form of Stock Option and Restricted Stock Agreement (Incorporated by reference to Exhibit 10-t(1) of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.17	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.18	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.19	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.20	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.21	Form of Stock Option Agreement (Non-employee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.22	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-cc(7) of the Company’s Form 10-K for the Year ended December 31, 1999)

†10.23	Form of Stock Option Agreement (4-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(9) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.24	Form of Stock Option Agreement (2-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(10) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.25	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(11) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.26	Form of Stock Option Agreement (Outside Directors) (Incorporated by reference to Exhibit 10-cc(12) of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.27	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on March 2, 2004 (Incorporated by reference to Exhibit 10-dd of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.28	Form of Stock Option Agreement (4 year vesting) (Incorporated by reference to Exhibit 10-dd(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.29	Form of Stock Option Agreement (7 year cliff vesting) (Incorporated by reference to Exhibit 10-dd(2) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.30	Form of Stock Option Agreement (end of contract vesting) (Incorporated by reference to Exhibit 10-dd(3) of the Company’s Form 10-K for the Year ended December 31, 2002)

†10.31	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10.32	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10.33	Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers (Incorporated by reference to Exhibit 10-hh of the Company’s Form 10-Q for the Quarter ended September 30, 2004)

†10.34	Stock Option Grant Agreement (Four Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10.35	Form of Restricted Stock Unit Award Agreement under the 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.44 of the Company’s Form 10-K for the year ended December 31, 2005)

†10.36	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

†10.37	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

10.38	Reimbursement Agreement, dated as of December 21, 2001 by and among the Company, TPG Partners III, L.P., TCW/Crescent Mezzanine Partners III, L.P, TCW/Crescent Mezzanine Trust III, Green Equity Investors III, L.P. and Green Equity Investors Side III, L.P, and Citicorp USA, Inc. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K dated January 14, 2002)

10.39	Letter Agreement of March 24, 2005 with TPG GenPar III, L.P., terminating Management Advisory Agreement between the parties (Incorporated by reference to Exhibit 10 of the Company’s Form 10-Q for the Quarter ended March 31, 2005)

10.40	Revolving Credit Agreement, dated as of July 21, 2005, by and among the Company, National City Bank of the Midwest, US Bank National Association and the other lender signatories thereto (Incorporated by reference to Exhibit 10-eee(1) of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2005)

10.41	Subsidiary Guarantee, dated as of July 21, 2005, by and among the Company, National City Bank of the Midwest, as Administrative Agent, and the guarantor signatories thereto (Incorporated by reference to Exhibit 10-eee(2) of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2005)

10.42	Amendment No. 1 to Revolving Credit Agreement, dated as of December 20, 2006, by and among the Company, National City Bank of the Midwest, US Bank National Association and the other lender signatories thereto

†10.43	Employment Agreement, effective as of October 25, 2006, between the Company and Nabeel Gareeb

†10.44	Stock Option Grant Agreement (Performance Based Vesting)

10.45	Solar Wafer Supply Agreement, dated as of July 25, 2006, by and between the Company and Suntech Power Holdings Co. Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006)*

10.46	Solar Wafer Supply Agreement, dated as of October 25, 2006, by and between the Company and Gintech Energy Corporation*

10.47	Summary of Director Compensation

10.48	Summary of Compensation Arrangements for Certain Named Executive Officers

13	Selected pages from the Company’s 2006 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of these documents has been requested or granted.
†	These exhibits constitute management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC ELECTRONIC MATERIALS, INC.

By:	/S/ NABEEL GAREEB
Nabeel Gareeb President and Chief Executive Officer

Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NABEEL GAREEB	President, Chief Executive Officer and Director (Principal executive officer)	February 28, 2007
Nabeel Gareeb

/s/ KENNETH H. HANNAH	Senior Vice President and Chief Financial Officer (Principal financial officer and accounting officer)	February 28, 2007
Kenneth H. Hannah

/s/ PETER BLACKMORE	Director	February 27, 2007
Peter Blackmore

/s/ ROBERT J. BOEHLKE	Director	February 26, 2007
Robert J. Boehlke

/s/ JOHN MARREN	Chairman of the Board of Directors	February 27, 2007
John Marren

/s/ C. DOUGLAS MARSH	Director	February 28, 2007
C. Douglas Marsh

/s/ WILLIAM E. STEVENS	Director	February 28, 2007
William E. Stevens

/s/ JAMES B. WILLIAMS	Director	February 27, 2007
James B. Williams

EXHIBIT INDEX

The following exhibits are filed as part of this report.

10.42	Amendment No. 1 to Revolving Credit Agreement, dated as of December 20, 2006, by and among the Company, National City Bank of the Midwest, US Bank National Association and the other lender signatories thereto

†10.43	Employment Agreement, effective as of October 25, 2006, between the Company and Nabeel Gareeb

†10.44	Stock Option Grant Agreement (Performance Based Vesting)

10.46	Solar Wafer Supply Agreement, dated as of October 25, 2006, by and between the Company and Gintech Energy Corporation*

10.47	Summary of Director Compensation

10.48	Summary of Compensation Arrangements for Certain Named Executive Officers

13	Selected pages from the Company’s 2006 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.