Form 10-Q
period 2007-03-31
MEMC ELECTRONIC MATERIALS INC
filed 2007-05-10
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of the registrant’s common stock outstanding at April 30, 2007 was 224,388,480.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In millions, except per share data)

	Three Months Ended March 31,
	2007	2006
Net sales	$440.4	$341.5
Cost of goods sold	217.9	208.8

Gross margin	222.5	132.7
Operating expenses:
Marketing and administration	25.3	22.6
Research and development	9.5	8.4

Operating income	187.7	101.7

Nonoperating (income) expense:
Interest expense	0.3	1.0
Interest income	(8.4)	(1.6)
Other, net	0.9	(0.8)

Total nonoperating (income) expense	(7.2)	(1.4)

Income before income tax expense and minority interests	194.9	103.1
Income tax expense	58.8	34.8

Income before minority interests	136.1	68.3
Minority interests	(1.4)	(1.0)

Net income	$134.7	$67.3

Basic income per share	$0.60	$0.30
Diluted income per share	$0.58	$0.29

Weighted-average shares used in computing basic income per share	224.0	221.7
Weighted-average shares used in computing diluted income per share	231.6	229.1

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$783.4	$527.5
Short-term investments	54.7	58.0
Accounts receivable, less allowance for doubtful accounts of $0.7 and $1.4 in 2007 and 2006, respectively	210.4	199.0
Inventories	66.7	80.2
Prepaid and other current assets	25.0	34.8

Total current assets	1,140.2	899.5
Property, plant and equipment, net of accumulated depreciation of $319.5 and $299.7 in 2007 and 2006, respectively	626.5	603.5
Deferred tax assets, net	121.0	119.5
Other assets	151.3	143.0

Total assets	$2,039.0	$1,765.5

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$5.1	$5.0
Accounts payable	121.8	125.4
Accrued liabilities	44.7	40.3
Accrued wages and salaries	33.3	32.8
Customer deposits	50.5	—
Income taxes payable	75.6	54.3

Total current liabilities	331.0	257.8
Long-term debt, less current portion	29.6	29.4
Pension and post-employment liabilities	83.0	85.2
Deferred revenue	79.9	68.1
Other liabilities	147.0	119.5

Total liabilities	670.5	560.0

Minority interests	33.7	38.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding at 2007 and 2006	—	—
Common stock, $.01 par value, 300.0 shares authorized, 225.1 and 224.0 issued at 2007 and 2006, respectively	2.3	2.2
Additional paid-in capital	273.8	242.5
Retained earnings	1,069.1	933.8
Accumulated other comprehensive loss	(6.2)	(7.4)
Treasury stock, 0.7 shares in 2007 and 2006	(4.2)	(4.2)

Total stockholders’ equity	1,334.8	1,166.9

Total liabilities and stockholders’ equity	$2,039.0	$1,765.5

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net income	$134.7	$67.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19.0	16.4
Minority interests	1.4	1.0
Stock compensation	7.4	3.6
Working capital and other	52.0	32.0

Net cash provided by operating activities	214.5	120.3

Cash flows from investing activities:
Proceeds from sale and maturities of investments	14.2	3.4
Purchases of investments	(11.7)	(2.0)
Capital expenditures	(47.9)	(29.7)
Other	—	0.1

Net cash used in investing activities	(45.4)	(28.2)

Cash flows from financing activities:
Net repayments on short-term borrowings	—	(13.0)
Proceeds from customer deposits	63.7	—
Excess tax benefits from stock-based compensation arrangements	12.1	—
Proceeds from issuance of common stock	10.2	3.3

Net cash provided by (used in) financing activities	86.0	(9.7)

Effect of exchange rate changes on cash and cash equivalents	0.8	1.3

Net increase in cash and cash equivalents	255.9	83.7
Cash and cash equivalents at beginning of period	527.5	126.5

Cash and cash equivalents at end of period	$783.4	$210.2

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Nature of Operations

We are a global leader in the manufacture and sale of wafers and have been a pioneer in the design and development of wafer technologies over the past four decades. With R&D and manufacturing facilities in the US, Europe and Asia, we enable the next generation of high performance semiconductor devices and solar cells. Our customers include virtually all of the major semiconductor device manufacturers in the world, including the major memory, microprocessor and applications specific integrated circuit, or ASIC, manufacturers, as well as the world’s largest foundries. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch). In the first quarter of 2007, we began delivering 156 millimeter wafers targeted for solar applications. Depending on market conditions, we also sell intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers to semiconductor device and equipment makers, solar customers, flat panel and other industries.

(2) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly the Company’s financial position and results of operations and cash flows for the periods presented. MEMC has presented the condensed consolidated financial statements in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and consequently these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (US GAAP). These unaudited consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2006, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

In preparing our financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, accrued liabilities, employee benefits, derivatives, stock-based compensation, investments and asset valuation allowances. Our actual results could differ from those estimates.

(3) Earnings per share

For the three month periods ended March 31, 2007 and 2006, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$134.7	$134.7	$67.3	$67.3

EPS denominator:
Weighted average shares outstanding	224.0	224.0	221.7	221.7
Warrants	—	4.4	—	4.2
Stock options and restricted stock units	—	3.2	—	3.2

Total shares	224.0	231.6	221.7	229.1

Earnings per share	$0.60	$0.58	$0.30	$0.29

At March 31, 2007, MEMC had outstanding 10.1 million options and 4.7 million warrants. For the three months ended March 31, 2007 and 2006, options to purchase 2.3 million and 0.1 million shares, respectively, of MEMC stock were excluded from the calculation of diluted EPS because the effect was antidilutive. There were no restricted stock units excluded from the calculation of diluted earnings per share for the three months ended March 31, 2007 and 2006.

(4) Inventories

Inventories consist of the following:

In millions	March 31, 2007	December 31, 2006
Raw materials and supplies	$12.0	$15.0
Goods in process	29.1	28.2
Finished goods	25.6	37.0

	$66.7	$80.2

(5) Comprehensive Income

Comprehensive income for the three months ended March 31, 2007 and 2006 was $135.9 million and $74.3 million, respectively. MEMC’s only adjustment from net income to comprehensive income was foreign currency translation adjustments in each period presented.

(6) Debt

There were no short-term borrowings at March 31, 2007, under approximately $58.0 million of short-term loan agreements. Of the $58.0 million committed short-term loan agreements, $4.3 million is unavailable as it relates to the issuance of third party letters of credit and forward contracts.

Long-term borrowings outstanding were $34.7 million at March 31, 2007, under $270.7 million of long-term committed loan facilities. Of the $270.7 million committed long-term loan agreements, $50.6 million is unavailable as it relates to the issuance of third party letters of credit and forward contracts.

(7) Stock-Based Compensation

We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares and restricted stock units to employees, non-employee directors and consultants. We issue new shares to satisfy stock option exercises. As of March 31, 2007, there were 1.2 million shares available for future grant under these plans. An additional 10.0 million shares were approved in April 2007 for future grants.

Options to employees are generally granted upon hire and semi-annually primarily with four-year ratable vesting, although certain grants have three, four and five-year cliff vesting or market conditions. The maximum term of each option is 10 years or less.

The following table presents information regarding outstanding stock options as of March 31, 2007 and changes during the three months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2006	10,629,814	$20.53
Granted	644,856	46.08
Exercised	(1,104,212)	9.24
Forfeited	(76,116)	14.60
Expired	(550)	9.86

Outstanding at March 31, 2007	10,093,792	$23.41	$375.2	8 Years

Options exercisable at March 31, 2007	1,554,799	$9.04	$80.1	6 Years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the three months ended March 31, 2007 and 2006 was $46.9 million and $8.0 million, respectively. For the three months ended March 31, 2007 and 2006, cash received from option exercises under option plans was $10.2 million and $3.3 million, respectively and the actual tax benefit realized for the tax deductions from option exercises was $14.6 million and $2.1 million, respectively.

We estimate the fair value of options using the Black-Scholes option-pricing model for our ratable and cliff vesting options. We have determined that our historical stock price volatility and historical pattern of option exercises are appropriate indicators of expected volatility and expected term. The interest rate is determined based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award. Our weighted-average assumptions are as follows:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Risk-free interest rate	4.8%	4.4%

Expected stock price volatility	50.3%	71.0%

Expected term until exercise (years)	4	4

Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value per share of options granted was $20.45 and $14.74 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, $66.9 million of total unrecognized compensation cost related to stock options granted and outstanding as of March 31, 2007 is expected to be recognized over a weighted-average period of two years.

Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future, provided the stock unit is vested at the time. Restricted stock units granted to non-employee directors generally vest over a two-year period from the grant date. Restricted stock units granted to employees generally vest ratably over a four-year period or on a four-year cliff vesting basis and certain awards have performance conditions. Recipients of restricted stock units do not pay any cash consideration for the restricted stock units or the underlying shares, and do not have the right to vote or have any other rights of a shareholder until such time as the underlying shares of stock are distributed. The following table presents information regarding outstanding restricted stock units as of March 31, 2007 and changes during the three months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Life
Outstanding at December 31, 2006	141,100
Granted	78,000

Outstanding at March 31, 2007	219,100	$13.3	2 years

At March 31, 2007, there were no restricted stock units which were convertible into shares. The weighted-average fair value of restricted stock units per share on the date of grant was $45.70 and $37.12 for the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, $1.8 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of two years.

Stock-based compensation expense for the three months ended March 31, 2007 and 2006 was $4.8 million and $2.1 million, net of income tax benefit of $2.6 million and $1.2 million, respectively. The amount of stock-based compensation cost capitalized into inventory at March 31, 2007 and 2006 was $0.3 million and $0.2 million, respectively.

(8) Income Taxes

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. Prior to the adoption of FIN 48, uncertain tax positions were accounted for under either FASB Statement No. 5, “Accounting for Contingencies,” or FASB Statement No. 109, “Accounting for Income Taxes.” As a result of the implementation of FIN 48, we recorded an increase in retained earnings and a decrease in other long-term liabilities of $0.5 million for uncertain tax positions. The total amount of unrecognized tax benefits at the date of adoption is $49.2 million, all of which would favorably affect our effective tax rate if recognized. Uncertain tax benefits are included as a component of other long-term liabilities because we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. At March 31, 2007, we have $61.9 million of unrecognized tax benefits associated with open tax years 2001 through 2006 for which we are subject to audit.

The total amount of accrued interest and penalties at the date of adoption is $0.5 million and are included in other long-term liabilities. The accrual of interest begins in the first reporting period that interest would begin to accrue under the tax law. Penalties, when applicable, are accrued in the financial reporting period in which the uncertain tax position is taken on a tax return. We recognize interest and penalties related to uncertain tax positions in income tax expense, which is consistent with our historical policy.

(9) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006
In millions	Pension Plans	Health Care and Other Plans	Pension Plans	Health Care and Other Plans
Service cost	$0.8	$0.1	$0.9	$0.1
Interest cost	2.4	0.4	2.3	0.6
Expected return on plan assets	(2.4)	—	(2.1)	—
Amortization of service costs	—	(0.4)	—	—
Net actuarial loss/(gain)	0.5	(0.1)	0.5	(0.2)
Transition obligation recognized	—	—	—	—

Net periodic postretirement benefit cost	$1.3	$—	$1.6	$0.5

(10) Commitments and Contingencies

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

Litigation

Sumitomo Mitsubishi Silicon Corporation et al. vs. MEMC Electronic Materials, Inc.

On December 14, 2001, MEMC filed a lawsuit against Sumitomo Mitsubishi Silicon Corporation (“SUMCO”) and several of its affiliates in the Northern District of California (the “First SUMCO Case”) alleging infringement of one of MEMC’s U.S. patents. On March 16, 2004, the court entered summary judgment against MEMC. MEMC appealed this decision to the U.S. Federal Circuit Court of Appeals, and on August 22, 2005, the U.S. Federal Circuit Court of Appeals reversed the grant of summary judgment with respect to inducement of infringement by SUMCO, and the case was remanded to the U.S. District Court for further proceedings. On February 24, 2006, the U.S District Court granted certain summary judgment motions of each of SUMCO and MEMC. In light of the summary judgment rulings in favor of SUMCO, on February 27, 2006 the U.S District Court issued a final judgment against MEMC in the First SUMCO Case. On February 28, 2006, MEMC filed its Notice of Appeal of the grant of certain of the summary judgment rulings in favor of SUMCO in the First SUMCO Case with the U.S. Federal Circuit Court of Appeals. MEMC and SUMCO filed their appellate briefs in this matter in 2006 and early 2007. Oral argument has been scheduled for June 6, 2007, and a decision could come as early as fall 2007.

On July 13, 2004, SUMCO and certain of its affiliates filed a lawsuit against MEMC in the U.S. District Court for the District of Delaware (the “Second SUMCO Case”) in a case captioned Sumitomo Mitsubishi Silicon Corporation, aka SUMCO, a corporation of Japan and SUMCO USA Corporation, a Delaware corporation, v. MEMC Electronic Materials, Inc., a Delaware corporation, Civil Action No. 04-852-SLR. In May 2005, MEMC successfully had this case removed to the Northern District of California, although the Second SUMCO Case and the First SUMCO Case will not be consolidated. In the Second SUMCO Case, plaintiffs alleged that MEMC violated the antitrust laws by attempting to control sales of low defect silicon wafers in the United States, including through its patent policies and enforcement of its patents related to low defect silicon wafers. Plaintiffs also sought a declaratory judgment that plaintiffs’ wafers do not infringe the claims of two MEMC patents and that these two MEMC patents are invalid and unenforceable. Finally, plaintiffs alleged that these two MEMC patents are void and unenforceable because of MEMC’s alleged patent misuse. Plaintiffs sought treble damages in an unspecified amount, and attorneys’ fees and costs incurred by plaintiffs in the Second SUMCO Case and in the First SUMCO Case. MEMC asserted defenses against these claims, including a counterclaim for infringement of one of the two patents. In June 2006, in light of the pending appeal with the U.S. Federal Circuit Court of Appeals on certain matters from the First SUMCO Case, certain of the counts related to the two MEMC patents were dismissed from the Second SUMCO Case without prejudice. MEMC believes that SUMCO’s position in the Second SUMCO Case has no merit and is asserting a vigorous defense. We do not believe that this matter will have a material adverse effect on our consolidated results of operations and financial condition. Due to uncertainty regarding the litigation process, however, the outcome of this matter could be unfavorable, in which event we might be required to pay damages and other expenses.

(11) Recently Issued Accounting Pronouncements

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This requirement was effective and adopted during our fiscal year ended December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This requirement becomes effective for fiscal years ending after December 15, 2008. We have not yet determined the impact the measurement date provision of SFAS 158 will have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact SFAS 159 will have on our consolidated results of operations and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of MEMC Electronic Materials, Inc included herein.

COMPANY OVERVIEW

We continued to show solid improvements in the first quarter, despite a mixed demand environment. Compared to the fourth quarter of 2006, sales increased by approximately 5%, gross margin by 9% and operating income by 11%. Prices on comparable products were higher in the first quarter of 2007 compared to the fourth quarter of 2006, and we commenced our first shipments of 156 millimeter wafers targeted for solar applications in the first quarter. Both of these factors contributed to the increase in sales. Compared to the first quarter of 2006, sales increased by 29%, gross margin by 68%, operating income by 85% and cash provided by operating activities by 78%. We also continued to generate strong cash flows with cash balances increasing by $256 million, or 49%, compared to the fourth quarter of 2006.

We have engaged with multiple subcontractors for the initial production of 156 millimeter wafers targeted for solar applications. We anticipate developing the capability to produce these wafers in-house over the next 24 months.

RESULTS OF OPERATIONS

Net Sales.

Our net sales increased by 29.0% to $440.4 million in the first quarter of 2007 from $341.5 million in the first quarter of 2006. This increase was driven by price increases combined with a modest increase in wafer volumes. With the commencement of new 156 millimeter wafer shipments to customers in January 2007 and the inclusion of those wafer prices in the calculation of average selling prices for the first time, our overall wafer average selling prices for the first quarter were approximately 19% lower than the average selling prices for the 2006 first quarter.

Gross Margin.

In the 2007 first quarter, our gross margin was $222.5 million compared to $132.7 million in the 2006 first quarter. As a percentage of net sales, gross margin improved to 50.5% in the 2007 first quarter from 38.9% in the first quarter of 2006 due to improved pricing, manufacturing performance and the commencement of 156 millimeter wafer shipments.

Marketing and Administration.

Marketing and administration expenses increased to $25.3 million for the three months ended March 31, 2007 compared to $22.6 million for the three months ended March 31, 2006. The increase was primarily a result of increased stock compensation expense related to new option grants. As a percentage of net sales, marketing and administration expenses decreased to 5.7% in the 2007 first quarter from 6.6% in the 2006 period.

Research and Development.

Our Research and Development (R&D) expenses increased in the three months ended March 31, 2007 to $9.5 million compared to $8.4 million in the year ago period. R&D consisted mainly of product and process development efforts to increase our capability in the areas of flatness, particles and crystal defectivity. As a percentage of net sales, R&D expenses decreased to 2.2% for the 2007 first quarter from 2.5% in the 2006 first quarter.

Operating Income.

Operating income increased to $187.7 million, or 42.6% of sales, in the first quarter of 2007 compared to $101.7 million, or 29.8% of sales, in the 2006 first quarter. The improved operating results were primarily a result of the increase in gross margin in the three month period ending March 31, 2007 as compared to the 2006 period, offset by the slight increase in marketing and administrative expenses.

Nonoperating (Income) Expense.

In the three months ended March 31, 2007, our nonoperating income was $7.2 million compared to $1.4 million in the three months ended March 31, 2006. This change was primarily due to an increase in interest income due to returns on higher cash balances and increased interest rates.

Income Tax Expense.

For the three months ended March 31, 2007, we recognized income tax expense of $58.8 million compared to $34.8 million for the three months ended March 31, 2006. This increase was primarily due to an increase in profitability in 2007, slightly offset by a lower effective tax rate driven by a favorable mix of earnings across our taxing jurisdictions.

FINANCIAL CONDITION

Cash and cash equivalents increased $255.9 million from $527.5 million at December 31, 2006 to $783.4 million at March 31, 2007. See additional discussion in Liquidity and Capital Resources below.

Accounts receivable of $210.4 million at March 31, 2007 increased $11.4 million from $199.0 million at December 31, 2006. The increase was primarily attributable to the impact on accounts receivable of a $19.9 million increase in sales in the quarter ended March 31, 2007 compared to the quarter ended December 31, 2006. Days’ sales outstanding was 44 days at March 31, 2007 compared to 43 days at December 31, 2006 based upon annualized sales.

Inventories decreased $13.5 million to $66.7 million at March 31, 2007 from $80.2 million at December 31, 2006. Inventories primarily decreased as a result of the increase in sales. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, increased to 13 for the three month period ended March 31, 2007 compared to 11 for the three month period ended December 31, 2006. At March 31, 2007, we had approximately $6.8 million of inventory held on consignment, compared to $6.0 million at December 31, 2006.

Net deferred tax assets totaled $128.3 million as of March 31, 2007 versus $131.4 million as of December 31, 2006 (of which $7.3 million and $11.9 million was included in prepaids and other assets at March 31, 2007 and December 31, 2006, respectively). We provide for quarterly income taxes based on an estimated annual effective tax rate. We believe that it is more likely than not that, with our projections of future taxable income, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at March 31, 2007.

Accounts payable decreased $3.6 million to $121.8 million at March 31, 2007, compared to $125.4 million at the end of 2006. The decrease was a result of decreased payables at March 31, 2007 related to capital expenditures.

Customer deposits of $50.5 million at March 31, 2007 consist of the current portion of the previously recorded customer deposits related to long-term supply agreements.

Income taxes payable increased $21.3 million to $75.6 million at March 31, 2007 compared to $54.3 million at the end of 2006. This increase was primarily attributable to improved profitability in our U.S. operations over and above the benefit from our decision to credit foreign taxes and is net of estimated tax payments made to date.

Other noncurrent liabilities totaled $147.0 million as of March 31, 2007 versus $119.5 million as of December 31, 2006. This increase is mainly due to the receipt of customer deposits related to long-term supply agreements and liabilities for various tax positions, offset by previously recorded customer deposits becoming current as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 2007, we generated $214.5 million of cash from operating activities compared to $120.3 million in the three months ended March 31, 2006. This increase was a result of our improved operating results discussed above. In addition, cash from operating activities includes an increase in outflows for excess tax benefits from stock-based compensation of $12.1 million in the current period versus the same period in the prior year.

Cash used in investing activities increased to $45.4 million in the three months ended March 31, 2007 compared to $28.2 million in the three months ended March 31, 2006, primarily as a result of an increase in capital expenditures. Capital expenditures in 2007 primarily relate to increasing our capacity and capability for polysilicon production and our next generation products.

Cash provided by financing activities was $86.0 million in the three months ended March 31, 2007 compared to $9.7 million of cash used in the three months ended March 31, 2006. Approximately $63.7 million was received in the quarter ended March 31, 2007 in connection with customer deposits related to long-term supply agreements. These deposits are returnable to the customer after two years, although such deposits are replaced each year with new deposits based on increased volume commitments stated in the agreements to reduce our risks associated with non-fulfillment of the agreements by the customers. Additionally, there were no repayments on borrowings in the first quarter of 2007 compared to $13.0 million in the same period of 2006. Also contributing to the increase in cash from financing activities was the excess tax benefits from stock-based compensation arrangements as discussed above and $10.2 million received in connection with stock option exercises, compared to $3.3 million in the first quarter of 2006.

We had no short-term borrowings at March 31, 2007, under approximately $58.0 million of short-term loan agreements. Of the $58.0 million committed short-term loan agreements, $4.3 million is unavailable as it relates to the issuance of third party letters of credit and forward contracts. Long-term borrowings outstanding were $34.7 million at March 31, 2007, under $270.7 million of committed long-term loan agreements. Of the $270.7 million committed long-term loan agreements, $50.6 million is unavailable as it relates to the issuance of third party letters of credit and forward contracts. Our weighted average cost of borrowing was 2.3% at March 31, 2007 and December 31, 2006. Our total debt to capital ratio was 3% at March 31, 2007 and December 31, 2006.

On July 21, 2005, we entered into a Revolving Credit Agreement with National City Bank of the Midwest, US Bank National Association, and such other lending institutions as may from time to time become lenders (the “National City Agreement”). The National City Agreement provides for a $200 million revolving credit facility and has a term of five years. Interest on borrowings under the National City Agreement would be payable based on our election at LIBOR plus an applicable margin (currently 0.34%) or at a defined prime rate plus an applicable margin (currently 0.0%). The National City Agreement also provides for us to pay various fees, including a commitment fee (currently 0.08%) on the lenders’ commitments. The National City Agreement contains covenants typical for credit arrangements of comparable size, such as minimum earnings before interest, taxes, depreciation and amortization and an interest coverage ratio. Our obligations under the National City Agreement are guaranteed by certain of our subsidiaries. At March 31, 2007, there were no borrowings under this credit facility, however, credit available under the facility has been reduced by $48.7 million related to the issuance of third party letters of credit.

We believe that we have the financial resources needed to meet our business requirements for at least the next 12 months, including capital expenditures and working capital requirements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. Application of these accounting policies, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2006. There have been no significant changes to our critical accounting estimates since December 31, 2006, except for accounting for uncertain tax positions.

Income Taxes

We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. Prior to the adoption of FIN 48, uncertain tax positions were accounted for under either FASB Statement No. 5, “Accounting for Contingencies,” or FASB Statement No. 109, “Accounting for Income Taxes.” We believe that our income tax liabilities, including related interest, are adequate in relation to the potential for additional tax assessments. There is a risk, however, that the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net income and cash flows. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits, or the expiration of statutes of limitations. Material adjustments are most likely to occur in the year during which major audits are closed.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS 158”). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This requirement was effective and adopted during our fiscal year ended December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This requirement becomes effective for fiscal years ending after December 15, 2008. We have not yet determined the impact the measurement date provision of SFAS 158 will have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact SFAS 159 will have on our consolidated results of operations and financial condition.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing as of March 31, 2007; our belief that we have the financial resources needed to meet business requirements for at least the next twelve months including capital expenditure and working capital requirements; and our belief that we will develop the capability to produce 156mm solar wafers in-house over the next 24 months. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include market demand for our products; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment for both silicon wafers and polysilicon; supply chain difficulties or problems; assumptions underlying management’s financial estimates; general economic conditions; actions by competitors, customers and suppliers; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in the composition of worldwide taxable income; the impact of competitive products and technologies; changes in interest and currency exchange rates and other risks described in the Company’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2006.

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

To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, resulting in negligible net exposure to MEMC.

On July 25, 2006, MEMC received a fully vested, non-forfeitable warrant to purchase common shares of a customer. With the receipt of the customer warrant, we are now exposed to equity price risk.

There has been no material change to the Company’s market risks since December 31, 2006. Please refer to the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2006 for further discussion about market risk.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal quarter and year ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Description
2-a	Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

2-b	Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3-(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3-(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10.49*	Form of Restricted Stock Unit Award Agreement under the 2001 Equity Incentive Plan (Performance Vesting)

10.50*	Form of Restricted Stock Unit Award Agreement under the 2001 Equity Incentive Plan (Time Vesting)

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract, compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

/s/ KENNETH H. HANNAH
May 10, 2007	Name:	Kenneth H. Hannah
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601of Regulation S-K.

Number Exhibit	Description
10.49*	Form of Restricted Stock Unit Award Agreement under the 2001 Equity Incentive Plan (Performance Vesting)

10.50*	Form of Restricted Stock Unit Award Agreement under the 2001 Equity Incentive Plan (Time Vesting)

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This Exhibit constitutes a management contract, compensatory plan or arrangement.