Form 10-Q
period 2007-06-30
MEMC ELECTRONIC MATERIALS INC
filed 2007-08-08
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at July 31, 2007 was 225,086,715.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$472.7	$370.5	$913.1	$712.0
Cost of goods sold	227.1	210.1	445.0	418.9

Gross margin	245.6	160.4	468.1	293.1
Operating expenses:
Marketing and administration	28.9	23.6	54.2	46.2
Research and development	9.4	9.5	18.9	17.9

Operating income	207.3	127.3	395.0	229.0
Nonoperating (income) expense:
Interest expense	0.3	0.8	0.6	1.8
Interest income	(10.5)	(2.6)	(18.9)	(4.2)
Other, net	(6.3)	0.1	(5.4)	(0.7)

Total nonoperating (income) expense	(16.5)	(1.7)	(23.7)	(3.1)

Income before income tax expense and minority interests	223.8	129.0	418.7	232.1
Income tax expense	58.9	45.7	117.7	80.5

Income before minority interests	164.9	83.3	301.0	151.6
Minority interests	(1.3)	(1.4)	(2.7)	(2.4)

Net income	$163.6	$81.9	$298.3	$149.2

Basic income per share	$0.73	$0.37	$1.33	$0.67

Diluted income per share	$0.70	$0.36	$1.29	$0.65

Weighted-average shares used in computing basic income per share	225.0	222.0	224.5	221.9

Weighted-average shares used in computing diluted income per share	232.5	229.8	232.1	229.5

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$836.8	$527.5
Short-term investments	158.9	58.0
Accounts receivable, less allowance for doubtful accounts of $0.5 and $1.4 in 2007 and 2006, respectively	203.6	199.0
Inventories	59.1	80.2
Prepaid and other current assets	27.1	34.8

Total current assets	1,285.5	899.5
Property, plant and equipment, net of accumulated depreciation of $334.8 and $299.7 in 2007 and 2006, respectively	663.4	603.5
Deferred tax assets, net	122.3	119.5
Other assets	158.5	143.0

Total assets	$2,229.7	$1,765.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4.9	$5.0
Accounts payable	133.6	125.4
Accrued liabilities	41.9	40.3
Accrued wages and salaries	34.7	32.8
Customer deposits	50.5	—
Income taxes payable	60.1	54.3

Total current liabilities	325.7	257.8
Long-term debt, less current portion	25.9	29.4
Pension and post-employment liabilities	80.1	85.2
Deferred revenue	79.6	68.1
Other liabilities	158.2	119.5

Total liabilities	669.5	560.0

Minority interests	35.1	38.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding at 2007 and 2006	—	—
Common stock, $.01 par value, 300.0 shares authorized, 226.2 and 224.0 issued at 2007 and 2006, respectively	2.3	2.2
Additional paid-in capital	308.0	242.5
Retained earnings	1,232.6	933.8
Accumulated other comprehensive loss	(8.6)	(7.4)
Treasury stock, 0.8 and 0.7 shares in 2007 and 2006, respectively	(9.2)	(4.2)

Total stockholders’ equity	1,525.1	1,166.9

Total liabilities and stockholders’ equity	$2,229.7	$1,765.5

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$298.3	$149.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	39.2	33.9
Minority interests	2.7	2.4
Stock compensation	15.2	7.4
Working capital and other	56.7	42.1

Net cash provided by operating activities	412.1	235.0

Cash flows from investing activities:
Proceeds from sales and maturities of investments	43.5	14.3
Purchases of investments	(144.4)	(13.3)
Capital expenditures	(101.8)	(62.8)
Other	—	0.1

Net cash used in investing activities	(202.7)	(61.7)

Cash flows from financing activities:
Net repayments on short-term borrowings	—	(13.0)
Proceeds from customer deposits	63.7	—
Principal payments on long-term debt	(2.5)	(2.7)
Excess tax benefits from stock-based compensation arrangements	28.1	—
Dividend to minority interest	(6.2)	(5.6)
Common shares repurchased	(4.8)	—
Proceeds from issuance of common stock	18.4	5.3

Net cash provided by (used in) financing activities	96.7	(16.0)

Effect of exchange rate changes on cash and cash equivalents	3.2	2.5

Net increase in cash and cash equivalents	309.3	159.8
Cash and cash equivalents at beginning of period	527.5	126.5

Cash and cash equivalents at end of period	$836.8	$286.3

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly the company’s financial position and results of operations and cash flows for the periods presented. MEMC has presented the condensed consolidated financial statements in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and consequently these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (US GAAP). These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2006, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the three and six-month periods ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

In preparing our financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, accrued liabilities, employee benefits, derivatives, stock-based compensation, investments and asset valuation allowances. Our actual results could differ from those estimates.

(2) Earnings per share

For the three month periods ended June 30, 2007 and 2006, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$163.6	$163.6	$81.9	$81.9

EPS denominator:
Weighted average shares outstanding	225.0	225.0	222.0	222.0
Warrants	—	4.4	—	4.3
Stock options and restricted stock units	—	3.1	—	3.5

Total shares	225.0	232.5	222.0	229.8

Earnings per share	$0.73	$0.70	$0.37	$0.36

For the six month periods ended June 30, 2007 and 2006, basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$298.3	$298.3	$149.2	$149.2

EPS denominator:
Weighted average shares outstanding	224.5	224.5	221.9	221.9
Warrants	—	4.4	—	4.3
Stock options and restricted stock units	—	3.2	—	3.3

Total shares	224.5	232.1	221.9	229.5

Earnings per share	$1.33	$1.29	$0.67	$0.65

At June 30, 2007, MEMC had outstanding 9.4 million options and restricted stock units and 4.7 million warrants. For the three months ended June 30, 2007 and 2006, 0.8 million and 0.4 million, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive. For the six months ended June 30, 2007 and 2006, 1.0 million and 0.2 million shares, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive.

(3) Inventories

Inventories consist of the following:

In millions	June 30, 2007	December 31, 2006
Raw materials and supplies	$11.8	$15.0
Goods in process	26.3	28.2
Finished goods	21.0	37.0

	$59.1	$80.2

(4) Comprehensive Income

Comprehensive income for the three months ended June 30, 2007 and 2006 was $161.2 million and $87.0 million, respectively. Comprehensive income for the six months ended June 30, 2007 and 2006 was $297.1 million and $161.3 million, respectively. MEMC’s only adjustment from net income to comprehensive income was foreign currency translation adjustments in each period presented.

(5) Debt

There were no short-term borrowings at June 30, 2007, under approximately $58.7 million of short-term loan agreements. Of the $58.7 million committed short-term loan agreements, $7.3 million is unavailable as it relates to the issuance of third party letters of credit and forward contracts.

Long-term borrowings outstanding were $30.8 million at June 30, 2007, under $267.3 million of long-term committed loan facilities. Of the $267.3 million committed long-term loan agreements, $113.7 million was unavailable as it relates to the issuance of third party letters of credit and forward contracts.

(6) Stockholders’ Equity

Common Stock

On May 16, 2007, our Board of Directors approved a $500 million stock repurchase program. The stock repurchase program allows MEMC to purchase common stock from time to time on the open market or through privately negotiated transactions using available cash. The specific timing and amount of repurchases will vary based on market conditions and other factors. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. From the inception of the program in mid June through June 30, 2007, we repurchased 84,740 shares of our common stock at a total cost of $4.8 million.

Stock-Based Compensation

We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares and restricted stock units to employees, non-employee directors and consultants. We issue new shares to satisfy stock option exercises. In April 2007, our stockholders approved an amendment to our 2001 Equity Incentive Plan to increase the number of shares available for future grants under the plan by 10.0 million. As of June 30, 2007, there were a total of 11.1 million shares available for future grants under the plan.

Options to employees are generally granted upon hire and semi-annually usually with four-year ratable vesting, although certain grants have three, four or five-year cliff vesting or vest upon the satisfaction of conditions imposed at the time of grant. No option has a term of more than 10 years.

The following table presents information regarding outstanding stock options as of June 30, 2007 and changes during the six months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2006	10,629,814	$20.53
Granted	883,456	50.86
Exercised	(2,171,711)	8.47
Forfeited	(181,173)	18.26
Expired	(1,794)	11.88

Outstanding at June 30, 2007	9,158,592	$26.31	$319.5	8 Years

Options exercisable at June 30, 2007	713,664	$14.31	$33.4	7 Years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the six months ended June 30, 2007 and 2006 was $100.6 million and $12.8 million, respectively. For the six months ended June 30, 2007 and 2006, cash received from option exercises under option plans was $18.4 million and $5.3 million, respectively and the actual tax benefit realized for the tax deductions from option exercises was $33.2 million and $3.4 million, respectively.

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

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006
Risk-free interest rate	4.8%	4.6%
Expected stock price volatility	50.5%	74.2%
Expected term until exercise (years)	4	4
Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value per share of options granted was $22.77 and $18.42 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, $64.8 million of total unrecognized compensation cost related to stock options granted and outstanding as of June 30, 2007 is expected to be recognized over a weighted-average period of two years.

Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future. A restricted stock unit can be converted to a share of MEMC stock only when vesting or other restrictions are satisfied. Restricted stock units granted to non-employee directors generally vest over a two-year period from the grant date. Restricted stock units granted to employees generally vest ratably over a four-year period or on a four-year cliff vesting basis and certain awards have performance conditions. Recipients of restricted stock units do not pay any cash consideration for the restricted stock units or the underlying shares, and do not have the right to vote or have any other rights of a shareholder until such time as the underlying shares of stock are distributed. The following table presents information regarding outstanding restricted stock units as of June 30, 2007 and changes during the six months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Life
Outstanding at December 31, 2006	141,100
Granted	91,500
Converted	(6,562)

Outstanding at June 30, 2007	226,038	$13.8	2 years

As of June 30, 2007, there were no restricted stock units which were convertible into shares. The weighted-average fair value of restricted stock units per share on the date of grant was $48.91 and $40.48 for the six months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, $2.4 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of two years.

Stock-based compensation expense for the three months ended June 30, 2007 and 2006 was $5.1 million and $2.4 million, net of income tax benefit of $2.8 million and $1.4 million, respectively. For the six months ended June 30, 2007 and 2006, stock-based compensation expense was $9.8 million and $4.5 million, net of income tax benefit of $5.5 million and $2.6 million, respectively. The amount of stock-based compensation cost capitalized into inventory at June 30, 2007 and 2006 was $0.2 million and $0.3 million, respectively.

(7) Income Taxes

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. Prior to the adoption of FIN 48, uncertain tax positions were accounted for under either FASB Statement No. 5, “Accounting for Contingencies,” or FASB Statement No. 109, “Accounting for Income Taxes.” As a result of the implementation of FIN 48, we recorded an increase in retained earnings and a decrease in other long-term liabilities of $0.5 million for uncertain tax positions. The total amount of unrecognized tax benefits at the date of adoption is $49.2 million, all of which would favorably affect our effective tax rate if recognized. Uncertain tax benefits are included as a component of other long-term liabilities because we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. At June 30, 2007, we have $74.8 million of unrecognized tax benefits associated with open tax years 2001 through 2006 for which we are subject to audit.

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

(8) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006		Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
In millions	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service Cost	$0.8	$—	$0.9	$0.1	$1.6	$0.1	$1.8	$0.2
Interest Cost	2.4	0.3	2.3	0.6	4.8	0.7	4.7	1.1
Expected return on plan assets	(2.4)	—	(2.1)	—	(4.8)	—	(4.3)	—
Amortization of prior service costs(a)	—	—	—	—	—	(0.4)	—	—
Net actuarial loss/(gain)	0.5	(0.2)	0.5	(0.2)	1.0	(0.3)	1.0	(0.3)

Net periodic postretirement benefit cost	$1.3	$0.1	$1.6	$0.5	$2.6	$0.1	$3.2	$1.0

(a)	Prior service costs for both pension and other postretirement benefits are amortized using the straight-line method over the average remaining service period to the full retirement eligibility date of employees expected to receive benefits, unless all or almost all of the plan participants are fully-eligible for benefits, in which case the amendment would be amortized over the life expectancy of the participants. During 2006, the postretirement plan was amended and at the time of the amendment, almost all of the plan’s participants were fully eligible for benefits under the plan and accordingly, the prior service costs related to the 2006 amendment are amortized using the straight-line method over the remaining life expectancy of those participants.

(9) Commitments and Contingencies

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

Litigation

Sumitomo Mitsubishi Silicon Corporation et al. vs. MEMC Electronic Materials, Inc.

On December 14, 2001, MEMC filed a lawsuit against Sumitomo Mitsubishi Silicon Corporation (“SUMCO”) and several of its affiliates in the Northern District of California (the “First SUMCO Case”) alleging infringement of one of MEMC’s U.S. patents. On March 16, 2004, the court entered summary judgment against MEMC. MEMC appealed this decision to the U.S. Federal Circuit Court of Appeals, and on August 22, 2005, the U.S. Federal Circuit Court of Appeals reversed the grant of summary judgment with respect to inducement of infringement by SUMCO, and the case was remanded to the U.S. District Court for further proceedings. On February 24, 2006, the U.S District Court granted certain summary judgment motions of each of SUMCO and MEMC. In light of the summary judgment rulings in favor of SUMCO, on February 27, 2006 the U.S District Court issued a final judgment against MEMC in the First SUMCO Case. On February 28, 2006, MEMC filed its Notice of Appeal of the grant of certain of the summary judgment rulings in favor of SUMCO in the First SUMCO Case with the U.S. Federal Circuit Court of Appeals. MEMC and SUMCO filed their appellate briefs in this matter in 2006 and early 2007. Oral argument was held by the Federal Circuit on June 6, 2007. The decision of the Federal Circuit could come as early as fall 2007.

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

(10) Recently Issued Accounting Pronouncements

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

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of MEMC Electronic Materials, Inc. included herein.

OVERVIEW

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

We continued to show strong growth in the second quarter, despite a mixed demand environment in certain semiconductor applications. Compared to the first quarter of 2007, sales increased by over 7%, with gross margin and operating income increasing by more than 10%. Compared to the second quarter of 2006, sales increased by 27.6%, gross margin by 53.1%, operating profit by 62.8% and cash and short-term investments by 216.9%. Sales growth in both periods was driven primarily by increases in wafer volumes. Prices on comparable products were flat compared with the first quarter. We also continued to generate strong cash flows with cash and short-term investment balances increasing by $157.6 million, or 18.8%, compared to the first quarter of 2007.

On May 16, 2007, our Board of Directors approved a $500 million stock repurchase program. The stock repurchase program allows MEMC to purchase common stock from time to time on the open market or through privately negotiated transactions using available cash.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2007	2006	2007	2006
Dollars in millions
Net Sales	$472.7	$370.5	$913.1	$712.0
Percentage Change	27.6%	36.1%	28.2%	36.1%

In both the three months and six months ended June 30, 2007, the increase in net sales was driven by increases in wafer volumes and price increases on existing wafer products and intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers. With the inclusion of prices for the recently introduced 156 millimeter wafers in the calculation of average selling prices, our overall wafer average selling prices for the second quarter and the first six months of 2007 were approximately 33% and 27% lower, respectively, than the average selling prices for the same periods in 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Margin	2007	2006	2007	2006
Dollars in millions
Cost of Goods Sold	$227.1	$210.1	$445.0	$418.9
Gross Margin	245.6	160.4	468.1	293.1
Gross Margin Percentage	52.0%	43.3%	51.3%	41.2%

These improvements in gross margin dollars and percentages were primarily due to improved pricing on wafer products and intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers and a more favorable product mix.

	Three Months Ended June 30,		Six Months Ended June 30,
Marketing and Administration	2007	2006	2007	2006
Dollars in millions
Marketing and Administration	$28.9	$23.6	$54.2	$46.2
As a Percentage of Net Sales	6.1%	6.4%	5.9%	6.5%

The increase in marketing and administration expenses for the three months ended June 30, 2007 compared to the year ago period was primarily a result of increased stock compensation expense related to new option grants, as well as increased legal and benefits expense. For the year-to-date period, the increase compared to the same period in 2006 was primarily a result of increased stock compensation expense related to new option grants.

	Three Months Ended June 30,		Six Months Ended June 30,
Research and Development	2007	2006	2007	2006
Dollars in millions
Research and Development	$9.4	$9.5	$18.9	$17.9
As a Percentage of Net Sales	2.0%	2.6%	2.1%	2.5%

R&D consisted mainly of product and process development efforts to increase our capability in the areas of flatness, particles and crystal defectivity and R&D expenditures were consistent with the same periods in the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
Nonoperating (Income) Expense	2007	2006	2007	2006
Dollars in millions
Nonoperating (Income) Expense	$(16.5)	$(1.7)	$(23.7)	$(3.1)

The increase in nonoperating income in both periods was primarily due to an increase in interest income due to returns on significantly higher cash balances and a slight increase in interest rates, as well as gains of $7.9 million and $6.8 million for the three and six months ended June 30, 2007, respectively, recorded for the mark-to-market adjustment for a warrant received from a customer. MEMC received the warrant in July 2006 and accordingly there were no mark-to-market adjustments recorded during the first half of 2006.

	Three Months Ended June 30,		Six Months Ended June 30,
Income Taxes	2007	2006	2007	2006
Dollars in millions
Income Tax Expense	$58.9	$45.7	$117.7	$80.5
Income Tax Rate as a % of Income before Income Taxes	26.3%	35.4%	28.1%	34.7%

The increase in income tax expense for the three and six months ended June 30, 2007 versus the same periods in the prior year were primarily attributable to increased profitability, partially offset by a reduction in the effective tax rate as a result of an increase in earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates.

FINANCIAL CONDITION

Cash and cash equivalents increased $309.3 million from $527.5 million at December 31, 2006 to $836.8 million at June 30, 2007. See additional discussion in Liquidity and Capital Resources below.

Our short-term investments increased $100.9 million from $58.0 million at December 31, 2006 to $158.9 million at June 30, 2007. Our improved operating results have allowed us to build our cash balance, a portion of which we continue to invest in short-term investments.

Accounts receivable of $203.6 million at June 30, 2007 increased $4.6 million from $199.0 million at December 31, 2006. The increase was primarily attributable to the impact on accounts receivable of a $52.2 million increase in sales in the quarter ended June 30, 2007 compared to the quarter ended December 31, 2006, offset by a reduction in days’ sales outstanding which was at 39 days at June 30, 2007 compared to 43 days at December 31, 2006 based upon annualized sales.

Inventories decreased $21.1 million to $59.1 million at June 30, 2007 from $80.2 million at December 31, 2006. Inventories primarily decreased as a result of the increase in sales and a reduction in cycle times. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, increased to 15 for the three month period ended June 30, 2007 compared to 11 for the three month period ended December 31, 2006. At June 30, 2007, we had approximately $7.3 million of inventory held on consignment, compared to $6.0 million at December 31, 2006.

Net deferred tax assets totaled $127.4 million as of June 30, 2007 versus $131.4 million as of December 31, 2006 (of which $5.1 million and $11.9 million was included in prepaids and other assets at June 30, 2007 and December 31, 2006, respectively). We provide for quarterly income taxes based on an estimated annual effective tax rate. We believe that it is more likely than not that, with our projections of future taxable income, MEMC will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at June 30, 2007.

Accounts payable increased $8.2 million to $133.6 million at June 30, 2007, compared to $125.4 million at the end of 2006. The increase was primarily a result of increased payables at June 30, 2007 related to capital expenditures.

Customer deposits of $50.5 million at June 30, 2007 consist of the current portion of the previously recorded customer deposits related to long-term supply agreements.

Income taxes payable increased $5.8 million to $60.1 million at June 30, 2007 compared to $54.3 million at the end of 2006. This increase was primarily attributable to improved profitability in our U.S. operations over and above the benefit from our decision to credit foreign taxes and is net of estimated tax payments made to date.

Other noncurrent liabilities totaled $158.2 million as of June 30, 2007 versus $119.5 million as of December 31, 2006. This increase is mainly due to the receipt of customer deposits related to long-term supply agreements and liabilities for various tax positions, offset by previously recorded customer deposits becoming current as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 2007, we generated $412.1 million of cash from operating activities, compared to $235.0 million in the six months ended June 30, 2006. This increase was a result of our improved operating results discussed above. In addition, cash from operating activities includes an increase in outflows for excess tax benefits from stock-based compensation of $28.1 million in the current period versus the same period in the prior year.

Cash used in investing activities was $202.7 million for the six months ended June 30, 2007 compared to $61.7 million for the six months ended June 30, 2006 due to an increase of $101.9 million of net purchases of investments as well as an increase in capital expenditures of $39.0 million to $101.8 million for the six months ended June 30, 2007. Capital expenditures in 2007 primarily relate to increasing our capacity and capability for polysilicon and 300 millimeter production and our next generation products.

Cash provided by financing activities was $96.7 million in the six months ended June 30, 2007 versus $16.0 million used in the six months ended June 30, 2006. The change in cash from financing activities was primarily related to $63.7 million received in the quarter ended March 31, 2007 in connection with customer deposits related to long-term supply agreements. These deposits are generally returnable to the customer after two years, although such deposits are replaced each year with new deposits based on increased volume commitments stated in the supply agreements to reduce our risks associated with non-fulfillment of the supply agreements by the customers. Also contributing to the increase in cash from financing activities was the excess tax benefits from stock-based compensation arrangements as discussed above and $18.4 million received in connection with stock option exercises, compared to $5.3 million in the first six months of 2006. Additionally, repayments on borrowings in the first half of 2007 were $2.5 million compared to $15.7 million in the same period of 2006.

We had no short-term borrowings at June 30, 2007 under approximately $58.7 million of short-term loan agreements. Of the $58.7 million committed short-term loan agreements, $7.3 million is unavailable as it relates to the issuance of third party letters of credit and forward contracts. Long-term borrowings outstanding were $30.8 million at June 30, 2007, under $267.3 million of committed long-term loan agreements. Of the $267.3 million committed long-term loan agreements at June 30, 2007, $113.7 million was unavailable as it related to the issuance of third party letters of credit and forward contracts. Our weighted average cost of borrowing was 2.3% at June 30, 2007 and December 31, 2006.

On July 21, 2005, we entered into a Revolving Credit Agreement with National City Bank of the Midwest, US Bank National Association, and such other lending institutions as may from time to time become lenders, as amended (the “National City Agreement”). The National City Agreement provides for a $200 million revolving credit facility and has a term of five years. Interest on borrowings under the National City Agreement would be payable based on our election at LIBOR plus an applicable margin (currently 0.34%) or at a defined prime rate plus an applicable margin (currently 0.0%). The National City Agreement also provides for us to pay various fees, including a commitment fee (currently 0.08%) on the lenders’ commitments. The National City Agreement contains covenants typical for credit arrangements of comparable size, such as minimum earnings before interest, taxes, depreciation and amortization and an interest coverage ratio. Our obligations under the National City Agreement are guaranteed by certain of our subsidiaries. At June 30, 2007, there were no borrowings under this credit facility, however, credit available under the facility has been reduced by $113.4 million related to the issuance of third party letters of credit.

On April 30, 2007, we entered into a long-term agreement with a supplier in connection with the purchase of raw materials. Our minimum annual purchases under this agreement total $8.1 million in 2007, $46.6 million in 2008 and $48.6 million in each of the years from 2009 through 2018.

As of June 30, 2007, $74.8 million of unrecognized tax benefits were included as a component of other long-term liabilities. Due to the inherent uncertainty of the underlying tax positions, we are unable to reasonably estimate in which future periods these unrecognized tax benefits will be settled.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our expectation that we will generate sufficient taxable income to realize the benefits of net deferred tax assets existing as of June 30, 2007; and our belief that we have the financial resources needed to meet business requirements for at least the next twelve months, including capital expenditure and working capital requirements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include market demand for our products; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment for both silicon wafers and polysilicon; supply chain difficulties or problems; assumptions underlying management’s financial estimates; general economic conditions; actions by competitors, customers and suppliers; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in the composition of worldwide taxable income; the impact of competitive products and technologies; changes in interest and currency exchange rates and other risks described in MEMC’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2006.

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

There has been no material change to MEMC’s market risks since December 31, 2006. Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2006 for further discussion about market risk.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in MEMC’s internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, MEMC’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 16, 2007, our Board of Directors approved a $500 million share repurchase program. The stock repurchase program will allow MEMC to purchase common stock from time to time on the open market or through privately negotiated transactions using available cash. The specific timing and amount of repurchases will vary based on market conditions and other factors. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30, 2007	—	—	—	—
May 1 to May 31, 2007	—	—	—	$500.0
June 1 to June 30, 2007	84,740	$56.96	84,740	$495.2

Total	84,740	$56.96	84,740

Item 4.	Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Stockholders held on April 25, 2007 and received the votes set forth below:

1.	The following individuals were elected to serve as Class III directors for a term expiring in 2010, receiving the number of votes set forth below:

	Votes For	Votes Withheld
Mr. John Marren	134,863,536	69,108,161
Mr. William E. Stevens	186,933,248	17,038,449
Mr. James B. Williams	195,811,153	8,160,544

2.	A proposal to amend MEMC’s 2001 Equity Incentive Plan to increase the number of shares of common stock available for issuance under the plan from 15,000,000 to 25,000,000 was approved, receiving 152,921,720 votes for and 27,496,182 votes against, with 2,301,704 abstentions and 21,785,940 broker non-votes.

Item 6.	Exhibits.

Exhibit Number	Description
2-a	Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

2-b	Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3-(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3-(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

10.1	2001 Equity Incentive Plan as amended and restated on January 24, 2007 (approved by stockholders on April 25, 2007)*

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit constitutes a management contract, compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

/s/ KENNETH H. HANNAH
August 8, 2007	Name:	Kenneth H. Hannah
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
10.1	2001 Equity Incentive Plan as amended and restated on January 24, 2007 (approved by stockholders on April 25, 2007)*

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This exhibit constitutes a management contract, compensatory plan or arrangement.