Form 10-Q
period 2007-09-30
MEMC ELECTRONIC MATERIALS INC
filed 2007-11-08
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at October 31, 2007 was 229,112,407.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$472.8	$408.0	$1,385.9	$1,120.0
Cost of goods sold	234.0	215.4	679.0	634.3

Gross margin	238.8	192.6	706.9	485.7
Operating expenses:
Marketing and administration	28.8	22.8	83.0	69.0
Research and development	9.9	9.1	28.8	27.0

Operating income	200.1	160.7	595.1	389.7
Nonoperating (income) expense:
Interest expense	0.5	0.2	1.1	2.0
Interest income	(12.1)	(4.2)	(31.0)	(8.4)
Other, net	(9.2)	2.8	(14.6)	2.1

Total nonoperating (income) expense	(20.8)	(1.2)	(44.5)	(4.3)

Income before income tax expense and minority interests	220.9	161.9	639.6	394.0
Income tax expense	69.7	68.3	187.4	148.8

Income before minority interests	151.2	93.6	452.2	245.2
Minority interests	0.3	(2.5)	(2.4)	(4.9)

Net income	$151.5	$91.1	$449.8	$240.3

Basic income per share	$0.67	$0.41	$2.00	$1.08

Diluted income per share	$0.65	$0.40	$1.94	$1.05

Weighted-average shares used in computing basic income per share	225.0	222.1	224.7	221.9

Weighted-average shares used in computing diluted income per share	232.3	229.7	232.2	229.6

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,052.3	$527.5
Short-term investments	160.2	58.0
Accounts receivable, less allowance for doubtful accounts of $0.4 and $1.4 in 2007 and 2006, respectively	188.9	199.0
Inventories	44.6	80.2
Prepaid and other current assets	26.5	34.8

Total current assets	1,472.5	899.5
Property, plant and equipment, net of accumulated depreciation of $355.9 and $299.7 in 2007 and 2006, respectively	748.7	603.5
Deferred tax assets, net	120.8	119.5
Other assets	170.8	143.0

Total assets	$2,512.8	$1,765.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.2	$5.0
Accounts payable	157.6	125.4
Accrued liabilities	36.1	31.9
Accrued wages and salaries	33.9	32.8
Customer deposits	130.1	8.4
Income taxes payable	53.0	54.3

Total current liabilities	415.9	257.8
Long-term debt, less current portion	27.7	29.4
Pension and post-employment liabilities	75.8	85.2
Deferred revenue	81.7	68.1
Other liabilities	199.2	119.5

Total liabilities	800.3	560.0

Minority interests	34.8	38.6
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding at 2007 and 2006	—	—
Common stock, $.01 par value, 300.0 shares authorized, 226.7 and 224.0 issued at 2007 and 2006, respectively	2.3	2.2
Additional paid-in capital	329.7	242.5
Retained earnings	1,384.1	933.8
Accumulated other comprehensive income (loss)	14.4	(7.4)
Treasury stock, 1.6 and 0.7 shares in 2007 and 2006, respectively, at cost	(52.8)	(4.2)

Total stockholders’ equity	1,677.7	1,166.9

Total liabilities and stockholders’ equity	$2,512.8	$1,765.5

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$449.8	$240.3
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59.9	51.5
Minority interests	2.4	4.9
Stock compensation	23.7	11.9
Working capital and other	96.1	54.0
Customer deposits	46.8	12.8

Net cash provided by operating activities	678.7	375.4

Cash flows from investing activities:
Proceeds from sales and maturities of investments	46.4	16.4
Purchases of investments	(157.6)	(17.6)
Capital expenditures	(173.1)	(96.8)
Other	0.5	3.9

Net cash used in investing activities	(283.8)	(94.1)

Cash flows from financing activities:
Net repayments on short-term borrowings	—	(13.2)
Proceeds from refundable customer deposits related to long-term supply agreements	111.8	21.2
Principal payments on long-term debt	(2.5)	(2.7)
Excess tax benefits from stock-based compensation arrangements	32.5	1.0
Dividend to minority interest	(6.2)	(5.6)
Common stock repurchased	(48.3)	—
Proceeds from issuance of common stock	26.8	6.3

Net cash provided by financing activities	114.1	7.0

Effect of exchange rate changes on cash and cash equivalents	15.8	3.6

Net increase in cash and cash equivalents	524.8	291.9
Cash and cash equivalents at beginning of period	527.5	126.5

Cash and cash equivalents at end of period	$1,052.3	$418.4

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly the company’s financial position and results of operations and cash flows for the periods presented. MEMC has presented the condensed consolidated financial statements in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and consequently these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (US GAAP). These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2006, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the three and nine-month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

In preparing our financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for depreciation, amortization, accrued liabilities, employee benefits, derivatives, stock-based compensation, investments and asset valuation allowances. Our actual results could differ from those estimates.

Prior year customer deposits have been reclassified from accrued liabilities to conform with the current year presentation.

(2) Earnings per share

For the three month periods ended September 30, 2007 and 2006, basic and diluted earnings per share (EPS) were calculated as follows:

	2007		2006
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$151.5	$151.5	$91.1	$91.1

EPS denominator:
Weighted average shares outstanding	225.0	225.0	222.1	222.1
Warrants	—	4.4	—	4.3
Stock options and restricted stock units	—	2.9	—	3.3

Total shares	225.0	232.3	222.1	229.7

Earnings per share	$0.67	$0.65	$0.41	$0.40

For the nine month periods ended September 30, 2007 and 2006, basic and diluted earnings per share were calculated as follows:

	2007		2006
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$449.8	$449.8	$240.3	$240.3

EPS denominator:
Weighted average shares outstanding	224.7	224.7	221.9	221.9
Warrants	—	4.4	—	4.3
Stock options and restricted stock units	—	3.1	—	3.4

Total shares	224.7	232.2	221.9	229.6

Earnings per share	$2.00	$1.94	$1.08	$1.05

At September 30, 2007, MEMC had outstanding 9.5 million options and restricted stock units and 4.7 million warrants. For the three months ended September 30, 2007 and 2006, 1.2 million and 1.8 million, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive. For the nine months ended September 30, 2007 and 2006, 1.1 million and 1.3 million shares, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive.

(3) Inventories

Inventories consist of the following:

In millions	September 30, 2007	December 31, 2006
Raw materials and supplies	$13.9	$15.0
Goods in process	11.8	28.2
Finished goods	18.9	37.0

	$44.6	$80.2

(4) Comprehensive Income

Comprehensive income for the three months ended September 30, 2007 and 2006 was $174.5 million and $92.8 million, respectively. Comprehensive income for the nine months ended September 30, 2007 and 2006 was $471.6 million and $254.1 million, respectively. MEMC’s only adjustment from net income to comprehensive income was foreign currency translation adjustments in each period presented.

(5) Debt

There were no short-term borrowings outstanding at September 30, 2007, under approximately $51.0 million of short-term loan agreements. Of the $51.0 million committed short-term loan agreements, $8.4 million is unavailable because it relates to the issuance of third party letters of credit and forward contracts.

Long-term borrowings outstanding were $32.9 million at September 30, 2007, under $271.2 million of long-term committed loan facilities. Of the $271.2 million committed long-term loan agreements, $113.8 million was unavailable because it relates to the issuance of third party letters of credit and forward contracts.

(6) Stockholders’ Equity

Common Stock

On May 16, 2007, our Board of Directors approved a $500 million stock repurchase program. The stock repurchase program allows MEMC to purchase common stock from time to time on the open market or through privately negotiated transactions using available cash. The specific timing and amount of repurchases will vary based on market conditions and other factors. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. From the inception of the program in mid June through September 30, 2007, we have repurchased 834,740 shares of our common stock at a total cost of $48.3 million.

In October 2007, all remaining warrants to purchase our common stock were exercised on a cashless basis, resulting in the issuance of approximately 4.5 million shares of our common stock.

Stock-Based Compensation

We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares and restricted stock units to employees, non-employee directors and consultants. We issue new shares to satisfy stock option exercises. In April 2007, our stockholders approved an amendment to our 2001 Equity Incentive Plan to increase the number of shares available for future grants under the plan by 10.0 million. As of September 30, 2007, there were a total of 10.5 million shares available for future grants under the plan.

Options to employees are generally granted upon hire and semi-annually usually with four-year ratable vesting, although certain grants have three, four or five-year cliff vesting or vest upon the satisfaction of conditions imposed at the time of grant. No option has a term of more than 10 years.

The following table presents information regarding outstanding stock options as of September 30, 2007 and changes during the nine months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2006	10,629,814	$20.53
Granted	1,495,783	54.07
Exercised	(2,674,955)	10.03
Forfeited	(224,136)	21.35
Expired	(1,706)	11.17

Outstanding at September 30, 2007	9,224,800	$28.93	$277.5	8 Years

Options exercisable at September 30, 2007	954,393	$15.93	$41.0	7 Years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the nine months ended September 30, 2007 and 2006 was $122.4 million and $15.3 million, respectively. For the nine months ended September 30, 2007 and 2006, cash received from option exercises under option plans was $26.8 million and $6.3 million, respectively and the actual tax benefit realized for the tax deductions from option exercises was $39.2 million and $4.3 million, respectively.

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

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006
Risk-free interest rate	4.7%	4.7%
Expected stock price volatility	50.6%	71.1%
Expected term until exercise (years)	4	4
Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value per share of options granted was $24.37 and $18.49 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, $66.3 million of total unrecognized compensation cost related to stock options granted and outstanding as of September 30, 2007 is expected to be recognized over a weighted-average period of two years.

Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future. A restricted stock unit can be converted to a share of MEMC stock only when vesting or other restrictions are satisfied. Restricted stock units granted to non-employee directors generally vest over a two-year period from the grant date. Restricted stock units granted to employees generally vest ratably over a four-year period or on a four-year cliff vesting basis and certain awards have performance conditions. Recipients of restricted stock units do not pay any cash consideration for the restricted stock units or the underlying shares, and do not have the right to vote or have any other rights of a shareholder until such time as the underlying shares of stock are distributed. The following table presents information regarding outstanding restricted stock units as of September 30, 2007 and changes during the nine months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Life
Outstanding at December 31, 2006	141,100
Granted	91,500
Converted	(6,562)

Outstanding at September 30, 2007	226,038	$13.3	2 years

As of September 30, 2007, there were no restricted stock units which were convertible into shares. The weighted-average fair value of restricted stock units per share on the date of grant was $48.91 and $40.48 for the nine months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, $2.2 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of two years.

Stock-based compensation expense for the three months ended September 30, 2007 and 2006 was $5.5 million and $2.8 million, net of income tax benefit of $3.1 million and $1.6 million, respectively. For the nine months ended September 30, 2007 and 2006, stock-based compensation expense was $15.3 million and $7.4 million, net of income tax benefit of $8.5 million and $4.2 million, respectively. The amount of stock-based compensation cost capitalized into inventory at September 30, 2007 and 2006 was $0.1 million and $0.3 million, respectively.

(7) Income Taxes

We adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. Prior to the adoption of FIN 48, uncertain tax positions were accounted for under either FASB Statement No. 5, “Accounting for Contingencies,” or FASB Statement No. 109, “Accounting for Income Taxes.” As a result of the implementation of FIN 48, we recorded an increase in retained earnings and a decrease in other long-term liabilities of $0.5 million for uncertain tax positions. The total amount of unrecognized tax benefits at the date of adoption is $49.2 million, all of which would favorably affect our effective tax rate if recognized. Uncertain tax benefits are included as a component of other long-term liabilities because we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. At September 30, 2007, we have $89.3 million of unrecognized tax benefits associated with open tax years 2001 through 2006 for which we are subject to audit.

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

(8) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended September 30, 2007		Three Months Ended September 30, 2006		Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
In millions	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service Cost	$0.8	$—	$0.9	$0.1	$2.4	$0.1	$2.7	$0.3
Interest Cost	2.5	0.4	2.3	0.6	7.3	1.1	7.0	1.7
Expected return on plan assets	(2.3)	—	(2.1)	—	(7.1)	—	(6.4)	—
Amortization of prior service costs(a)	—	—	—	—	—	(0.4)	—	—
Net actuarial loss/(gain)	0.4	(0.3)	0.5	(0.2)	1.4	(0.6)	1.6	(0.5)

Net periodic postretirement benefit cost	$1.4	$0.1	$1.6	$0.5	$4.0	$0.2	$4.9	$1.5

(a)	Prior service costs for both pension and other postretirement benefits are amortized using the straight-line method over the average remaining service period to the full retirement eligibility date of employees expected to receive benefits, unless all or almost all of the plan participants are fully-eligible for benefits, in which case the amendment would be amortized over the life expectancy of the participants. During 2006, the postretirement plan was amended and at the time of the amendment, almost all of the plan’s participants were fully eligible for benefits under the plan and accordingly, the prior service costs related to the 2006 amendment are amortized using the straight-line method over the remaining life expectancy of those participants.

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

(10) Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact SFAS 157 will have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This requirement was effective and adopted during our fiscal year ended December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This requirement becomes effective for fiscal years ending after December 15, 2008. We have not yet determined the impact the measurement date provision of SFAS 158 will have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact SFAS 159 will have on our consolidated results of operations and financial condition.

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

MEMC showed strong levels of sales, margins and cash flow in the third quarter of 2007, despite an incident which caused us to lose well over a week’s worth of polysilicon production due to an abrupt power outage at our Pasadena, Texas polysilicon facility. Compared to the second quarter of 2007, sales were flat with gross margin and operating income decreasing by 2.8% and 3.5%, respectively, primarily as a result of the power disruption in Pasadena. Cash flow generation continued to be strong and cash and short-term investment balances crossed the $1 billion mark to $1,212.5 million. We also completed the first full quarter of our share repurchase program. Compared to the third quarter of 2006, sales increased by 15.9%, gross margin by 24.0% and operating profit by 24.5%. Sales growth versus the third quarter of 2006 was driven primarily by increases in wafer volumes, including the addition of 156 millimeter wafers for solar applications in 2007.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2007	2006	2007	2006
Dollars in millions
Net Sales	$472.8	$408.0	$1,385.9	$1,120.0
Percentage Change from Prior Year	15.9%	45.3%	23.7%	39.3%

In both the three months and nine months ended September 30, 2007, the increase in net sales over the prior year was driven by increases in overall wafer volumes including the addition of 156 millimeter wafers for solar applications in 2007, and price increases on wafer and intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers due to constraints in the polysilicon supply chain. With the inclusion of prices for the recently introduced 156 millimeter wafers in the calculation of average selling prices, our overall wafer average selling prices for the third quarter and the first nine months of 2007 were approximately 45% and 34% lower, respectively, than the average selling prices for the same periods in 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Margin	2007	2006	2007	2006
Dollars in millions
Cost of Goods Sold	$234.0	$215.4	$679.0	$634.3
Gross Margin	238.8	192.6	706.9	485.7
Gross Margin Percentage	50.5%	47.2%	51.0%	43.4%

These improvements in gross margin dollars and percentages were primarily due to increased volume and pricing on wafer products and intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers and a more favorable product mix.

	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing and Administration	2007	2006	2007	2006
Dollars in millions
Marketing and Administration	$28.8	$22.8	$83.0	$69.0
As a Percentage of Net Sales	6.1%	5.6%	6.0%	6.2%

The increases in marketing and administration expenses for the three and nine months ended September 30, 2007 compared to the year ago periods were primarily a result of increased stock compensation expense of $4.3 million and $11.6 million, respectively, related to new option grants, as well as increased payroll expenses.

	Three Months Ended September 30,		Nine Months Ended September 30,
Research and Development	2007	2006	2007	2006
Dollars in millions
Research and Development	$9.9	$9.1	$28.8	$27.0
As a Percentage of Net Sales	2.1%	2.2%	2.1%	2.4%

R&D consisted mainly of product and process development efforts to increase our capability in the areas of flatness, particles and crystal defectivity. R&D expenditures were consistent with the same periods in the prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
Nonoperating (Income) Expense	2007	2006	2007	2006
Dollars in millions
Nonoperating (Income) Expense	$(20.8)	$(1.2)	$(44.5)	$(4.3)

The increase in nonoperating income in both periods was primarily due to an increase in interest income of $7.9 million and $22.6 million for the three and nine month periods, respectively due to returns on significantly higher cash balances and a slight increase in interest rates. Also contributing to the increase in operating income was an increase in the gains recorded for the mark-to-market adjustment for a warrant received from a customer of $9.3 million and $16.1 million for the three and nine months ended September 30, 2007, respectively, compared to a loss of $2.4 million for the three and nine months ended September 30, 2006.

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Taxes	2007	2006	2007	2006
Dollars in millions
Income Tax Expense	$69.7	$68.3	$187.4	$148.8
Income Tax Rate as a % of Income Before Income Taxes	31.6%	42.2%	29.3%	37.8%

The increase in income tax expense for the three and nine months ended September 30, 2007 versus the same periods in the prior year were primarily attributable to increased profitability, partially offset by a reduction in the effective tax rate as a result of an increase in earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates.

FINANCIAL CONDITION

Cash and cash equivalents increased $524.8 million from $527.5 million at December 31, 2006 to $1,052.3 million at September 30, 2007. See additional discussion in Liquidity and Capital Resources below.

Our short-term investments increased $102.2 million from $58.0 million at December 31, 2006 to $160.2 million at September 30, 2007. Our improved operating results have allowed us to build our cash balance, a portion of which we continue to invest in short-term investments.

Accounts receivable of $188.9 million at September 30, 2007 decreased $10.1 million from $199.0 million at December 31, 2006. The decrease was primarily attributable to increased sales with prepayment terms, slightly offset by the impact on accounts receivable of a $52.2 million increase in sales in the quarter ended September 30, 2007 compared to the quarter ended December 31, 2006. Our days’ sales outstanding decreased to 37 days at September 30, 2007 compared to 43 days at December 31, 2006 based upon annualized sales.

Inventories decreased $35.6 million to $44.6 million at September 30, 2007 from $80.2 million at December 31, 2006. Finished goods and goods in process inventories primarily decreased as a result of the increase in sales and a reduction in cycle times. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, increased to 21 for the three month period ended September 30, 2007 compared to 11 for the three month period ended December 31, 2006. At September 30, 2007, we had approximately $7.4 million of inventory held on consignment, compared to $6.0 million at December 31, 2006.

Accounts payable increased $32.2 million to $157.6 million at September 30, 2007 compared to $125.4 million at the end of 2006. The increase was primarily a result of increased payables at September 30, 2007 related to capital expenditures.

Short-term customer deposits increased $121.7 million to $130.1 million at September 30, 2007, primarily due to a reclassification from other long-term liabilities for the current portion of the refundable customer deposits related to long-term supply agreements of $74.5 million. These customer deposits are refundable to the customer within the next twelve months. The remaining increase in customer deposits of $47.2 million at September 30, 2007 relates to cash received from customers for anticipated future potential sales. In the event the future sales do not occur, these deposits would be returned to the customer.

Pension and post-employment liabilities decreased $9.4 million to $75.8 million at September 30, 2007 from $85.2 million at December 31, 2006. The decrease is mainly due to pension contributions of $10.7 million, slightly offset by pension expense recorded.

Deferred revenue increased $13.6 million to $81.7 million at September 30, 2007 compared to $68.1 million at the end of 2006. The increase was primarily a result of the valuation of common stock received from a customer as part of a long-term supply agreement initiated in 2006.

Other noncurrent liabilities totaled $199.2 million as of September 30, 2007 versus $119.5 million as of December 31, 2006. This increase is mainly due to an increase in contingent liabilities for various tax positions of approximately $40.4 million and the receipt of refundable customer deposits related to long-term supply agreements, net of previously recorded customer deposits becoming current of $37.3 million as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 2007, we generated $678.7 million of cash from operating activities, compared to $375.4 million in the nine months ended September 30, 2006. This increase was a result of our improved operating results discussed previously, collections on accounts receivable, decreases in inventory and an increase in customer deposits received. In addition, cash from operating activities includes an increase of $31.5 million in outflows for excess tax benefits from stock-based compensation in the current period versus the same period in the prior year.

Cash used in investing activities was $283.8 million for the nine months ended September 30, 2007 compared to $94.1 million for the nine months ended September 30, 2006 due to an increase of $110.0 million of net purchases of investments as well as an increase in capital expenditures of $76.3 million to $173.1 million for the nine months ended September 30, 2007. Capital expenditures in 2007 primarily relate to increasing our capacity and capability for polysilicon and 300 millimeter production and our next generation products.

Cash provided by financing activities was $114.1 million in the nine months ended September 30, 2007 versus $7.0 million in the nine months ended September 30, 2006. The change in cash from financing activities was primarily related to $111.8 million received in connection with customer deposits related to long-term supply agreements, compared to $21.2 million in the same period of 2006. These deposits are generally refundable to the customer over two years, although such deposits are replaced each year with new deposits based on increased volume commitments stated in the supply agreements to reduce our risks associated with non-fulfillment of the supply agreements by the customers. Also contributing to the increase in cash from financing activities was the excess tax benefits from stock-based compensation arrangements as discussed above and $26.8 million received in connection with stock option exercises, compared to $6.3 million in the first nine months of 2006. Additionally, repayments on borrowings in the first nine months of 2007 were $2.5 million compared to $15.9 million in the same period of 2006.

We had no short-term borrowings outstanding at September 30, 2007 under approximately $51.0 million of short-term loan agreements. Of the $51.0 million committed short-term loan agreements, $8.4 million is unavailable because it relates to the issuance of third party letters of credit and forward contracts. Long-term borrowings outstanding were $32.9 million at September 30, 2007, under $271.2 million of committed long-term loan agreements. Of the $271.2 million committed long-term loan agreements at September 30, 2007, $113.8 million was unavailable because it relates to the issuance of third party letters of credit and forward contracts. Our weighted average cost of borrowing was 2.3% both at September 30, 2007 and December 31, 2006.

On July 21, 2005, we entered into a Revolving Credit Agreement with National City Bank of the Midwest, US Bank National Association, and such other lending institutions as may from time to time become lenders, as amended (the National City Agreement). The National City Agreement provides for a $200 million revolving credit facility and has a term of five years. Interest on borrowings under the National City Agreement would be payable based on our election at LIBOR plus an applicable margin (currently 0.34%) or at a defined prime rate plus an applicable margin (currently 0.0%). The National City Agreement also provides for us to pay various fees, including a commitment fee (currently 0.08%) on the lenders’ commitments. The National City Agreement contains covenants typical for credit arrangements of comparable size, such as minimum earnings before interest, taxes, depreciation and amortization and an interest coverage ratio. Our obligations under the National City Agreement are guaranteed by certain of our subsidiaries. At September 30, 2007, there were no borrowings under this credit facility, however, credit available under the facility has been reduced by $113.4 million related to the issuance of third party letters of credit.

On April 30, 2007, we entered into a long-term agreement with a supplier in connection with the purchase of raw materials. Our minimum annual purchases under this agreement total $8.1 million in 2007, $46.6 million in 2008 and $48.6 million in each of the years from 2009 through 2018.

As of September 30, 2007, $89.3 million of unrecognized tax benefits were included as a component of other long-term liabilities. Due to the inherent uncertainty of the underlying tax positions, we are unable to reasonably estimate in which future periods these unrecognized tax benefits will be settled.

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

Income Taxes

We adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), as of January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact SFAS 157 will have on our consolidated results of operations and financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This requirement was effective and adopted during our fiscal year ended December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This requirement becomes effective for fiscal years ending after December 15, 2008. We have not yet determined the impact the measurement date provision of SFAS 158 will have on our consolidated results of operations and financial condition.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of SFAS No. 115” (SFAS 159), which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We have not yet determined the impact SFAS 159 will have on our consolidated results of operations and financial condition.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our belief that we have the financial resources needed to meet business requirements for at least the next twelve months, including capital expenditure and working capital requirements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include market demand for our products; customer acceptance of our new products; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment for both silicon wafers and polysilicon; supply chain difficulties or problems; interruption of production; delays in capacity expansion; assumptions underlying management’s financial estimates; general economic conditions; actions by competitors, customers and suppliers; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in the composition of worldwide taxable income; the impact of competitive products and technologies; changes in interest and currency exchange rates and other risks described in MEMC’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2006.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2007, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2007.

Changes in Internal Control Over Financial Reporting

There have been no changes in MEMC’s internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, MEMC’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

Sumitomo Mitsubishi Silicon Corporation et al. vs. MEMC Electronic Materials, Inc.

First SUMCO Case. On December 14, 2001, MEMC filed a lawsuit against Sumitomo Mitsubishi Silicon Corporation (“SUMCO”) and several of SUMCO’s affiliates (the “First SUMCO Case”) in the U.S. District Court for the Northern District of California alleging infringement of one of MEMC’s U.S. patents. On March 16, 2004, the U.S. District Court entered summary judgment against MEMC. MEMC appealed this decision to the U.S. Federal Circuit Court of Appeals, and on August 22, 2005, the U.S. Federal Circuit Court of Appeals reversed the grant of summary judgment with respect to inducement of infringement by SUMCO, and the case was remanded to the U.S. District Court for further proceedings. On February 24, 2006, the U.S. District Court granted certain summary judgment motions of each of SUMCO and MEMC. In light of the summary judgment rulings in favor of SUMCO, on February 27, 2006, the U.S. District Court issued a final judgment against MEMC in the First SUMCO Case.

On February 28, 2006, MEMC filed its Notice of Appeal with the U.S. Federal Circuit Court of Appeals in connection with two of the summary judgment rulings in favor of SUMCO in the First SUMCO Case related to the issue of enablement of the MEMC patent at issue in the case and the issue of exclusion of certain MEMC expert testimony and expert reports. MEMC and SUMCO filed their appellate briefs in this matter in 2006 and early 2007, and oral argument was held by the Federal Circuit on June 6, 2007. On September 20, 2007, the Federal Circuit reversed the summary judgment finding against MEMC on the issue of enablement, thereby vacating the judgment by the U.S. District Court below of the invalidity of the patent at issue in the case. The Federal Circuit did not reverse the judgment by the U.S. District Court excluding MEMC’s expert testimony and expert reports, and as a result, did not remand the case for further proceedings.

Second SUMCO Case. On July 13, 2004, SUMCO and certain of its affiliates filed a lawsuit against MEMC (the “Second SUMCO Case”) in the U.S. District Court for the District of Delaware in a case captioned Sumitomo Mitsubishi Silicon Corporation, aka SUMCO, a corporation of Japan and SUMCO USA Corporation, a Delaware corporation, v. MEMC Electronic Materials, Inc., a Delaware corporation, Civil Action No. 04-852-SLR. In May 2005, MEMC successfully had this case removed to the Northern District of California, although the Second SUMCO Case and the First SUMCO Case were not consolidated. In the Second SUMCO Case, plaintiffs alleged that MEMC violated the antitrust laws by attempting to control sales of low defect silicon wafers in the United States, including through its patent policies and enforcement of its patents related to low defect silicon wafers. Plaintiffs also sought a declaratory judgment that plaintiffs’ wafers do not infringe the claims of two MEMC patents and that these two MEMC patents are invalid and unenforceable. Finally, plaintiffs alleged that these two MEMC patents are void and unenforceable because of MEMC’s alleged patent misuse. Plaintiffs sought treble damages in an unspecified amount, and attorneys’ fees and costs incurred by plaintiffs in the Second SUMCO Case and in the First SUMCO Case. MEMC asserted defenses against these claims, including a counterclaim for infringement of one of the two patents. In June 2006, in light of the then pending appeal with the U.S. Federal Circuit Court of Appeals of the matters discussed above in the First SUMCO Case, certain of the counts related to the two MEMC patents were dismissed from the Second SUMCO Case without prejudice.

On August 13, 2007, the U.S. District Court granted summary judgment in favor of MEMC, and in light of the summary judgment ruling in favor of MEMC, the U.S. District Court issued a final judgment against SUMCO in the Second SUMCO Case. On August 23, 2007, SUMCO filed its Notice of Appeal of the grant of summary judgment in favor of MEMC in the Second SUMCO Case with the U.S. Federal Circuit Court of Appeals. MEMC believes that SUMCO’s position in the Second SUMCO Case and the resulting appeal of the U.S. District Court decision has no merit and will assert a vigorous defense in connection with that appeal. We do not believe that this matter will have a material adverse effect on our consolidated results of operations and financial condition. Due to uncertainty regarding the litigation process, however, the outcome of this matter could be unfavorable, in which event we might be required to pay damages and other expenses.

S.O.I.TEC Silicon on Insulator Technologies S.A. and Soitec USA, Inc. vs. MEMC Electronic Materials, Inc.

On November 21, 2005, S.O.I.TEC Silicon on Insulator Technologies S.A. and Soitec USA, Inc. (“Soitec”) filed a Complaint for Declaratory Judgment against MEMC in the U.S. District Court for the District of Delaware (Civil Action No. 05-806) alleging invalidity and/or non-infringement of seven MEMC U.S. patents. In January 2006, MEMC filed a motion to dismiss with respect to six of the seven patents in the case, and also brought a counterclaim against Soitec for infringement in the United States by Soitec of the remaining U.S. patent. The parties subsequently agreed to the dismissal of six of the seven patents from the case. Soitec filed an amended complaint in April 2006, and MEMC filed its amended answer and counterclaim in May 2006. Although the case is still in the discovery stage, we believe that Soitec’s declaratory judgment action against us has no merit, and we are asserting a vigorous defense against that claim, as well as pursuing our counterclaim for infringement.

Also, on December 28, 2005, MEMC filed suit against Soitec in France for infringement by Soitec of three of MEMC’s foreign patents. This case remains in the early stages. In August 2007, the Lyon Court issued a stay in the lawsuit pending the outcome of certain Opposition Proceedings before the European Patent Office related to one of the three patents. MEMC appealed this stay in October 2007.

We do not believe that the Soitec cases, should they be decided against MEMC, in whole or in part, will have a material adverse effect on MEMC. Due to uncertainty regarding the litigation process, however, the outcome of both matters are unpredictable and the result of either case could be unfavorable for MEMC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On May 16, 2007, our Board of Directors approved a $500 million share repurchase program. The stock repurchase program will allow MEMC to purchase common stock from time to time on the open market or through privately negotiated transactions using available cash. The specific timing and amount of repurchases will vary based on market conditions and other factors. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time. Repurchases made are set forth below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31, 2007	456,821	$60.25	456,821	$467.6
August 1 to August 31, 2007	293,179	$54.50	293,179	$451.7
September 1 to September 30, 2007	—	—	—	$451.7

Total	750,000	$58.00	750,000

Item 6.	Exhibits.

Exhibit Number	Description
2-a	Restructuring Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K dated November 28, 2001)

2-b	Merger Agreement between TPG Wafer Holdings LLC and the Company, dated as of November 13, 2001 (incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K dated November 28, 2001)

3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3-(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3-(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

4-b	Form of Warrant Certificate (incorporated by reference to Exhibit 4.6 of the Company’s Current Report on Form 8-K dated November 28, 2001)

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

/s/ KENNETH H. HANNAH
November 8, 2007	Name:	Kenneth H. Hannah
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.