Form 10-K
period 2007-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2008-02-29
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant, based upon the closing price of such stock on June 29, 2007 of $61.12 as reported by the New York Stock Exchange, and 225,348,362 shares outstanding on such date, was approximately $13,767,179,885.44. The number of shares outstanding of the registrant’s Common Stock as of February 15, 2008, was 228,412,220 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s 2007 Annual Report to Stockholders (Part I and Part II)

2. Portions of the registrant’s 2008 Proxy Statement (Part III)

PART I

Item 1.	Business

Overview

We are a global leader in the manufacture and sale of wafers and have been a pioneer in the design and development of wafer technologies over the past four decades. With R&D and manufacturing facilities in the US, Europe and Asia Pacific, we enable the next generation of high performance semiconductor and solar applications. Our customers include major semiconductor device and solar cell (device) manufacturers. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch). In the first quarter of 2007, we began delivering 156 millimeter wafers targeted for solar applications. Depending on market conditions, we also sell intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers to semiconductor device and equipment makers, solar customers, flat panel and other industries.

We were formed in 1984 as a Delaware corporation and completed our initial public stock offering in 1995. Our corporate structure includes, in addition to our wholly owned subsidiaries, an 80%-owned consolidated joint venture in South Korea (MEMC Korea Company or MKC).

On November 13, 2001, an investor group led by Texas Pacific Group and including TPG Wafer Holdings LLC and funds managed by Leonard Green & Partners, L.P. and TCW/Crescent Mezzanine Management LLC (collectively, TPG) acquired beneficial ownership of approximately 72% of our outstanding common stock and approximately $910 million of our debt from E.ON AG, our former parent company. All of the debt acquired by TPG from E.ON has been restructured or repaid. As part of the restructuring, TPG received shares of our Series A Cumulative Convertible Preferred Stock, all of which have been converted into shares of our common stock, and warrants to purchase our common stock. In a series of registered public offerings from 2003 to 2005 and in privately negotiated sales in 2006 and 2007, TPG divested all of its equity securities in MEMC and now owns none of our common stock or warrants.

In 2007, we were engaged in one reportable industry segment—the design, manufacture and sale of silicon wafers. Financial information regarding this industry segment is contained in our 2007 Annual Report, which information is incorporated herein by reference.

Industry Background

Almost all semiconductor devices and solar cells (devices) are manufactured from wafers. The silicon wafer industry grew shipments, measured in square inches of silicon, for semiconductor and solar applications at a compound annual growth rate of approximately 18% from approximately 2,200 million square inches in 1990 to approximately 40,000 million square inches in 2007, according to MEMC estimates based on data from SIA/SEMI, Solarbuzz and Prometheus. This growth was driven by the increase in the unit shipments of the semiconductor device industry and the megawatts (MW) of cells by the solar industry.

Wafers are becoming increasingly differentiated by specific physical and electrical characteristics such as flatness, silicon purity and uniform crystal structures. As markets for devices (semiconductor and solar) continue to evolve and become more specialized, we believe device manufacturers recognize the enhanced role that wafers and other materials play in improving device performance and reducing their production costs.

Semiconductor device manufacturers continue to move towards devices with shrinking device geometries and more stringent technical specifications. The wafers required to produce these next-generation devices are being developed in larger sizes. Thus, semiconductor device manufacturers continue to move to larger size wafers, with the 200 millimeter wafer being the primary wafer used today (measured in square inches). Solar cell makers are evolving to larger size wafers much like the semiconductor device makers did fifteen years ago.

Over the past decade, we believe the wafer industry has consolidated, with only four major suppliers of wafers targeted for semiconductor applications. We believe this change in the competitive landscape is causing segmentation between larger and smaller producers, with larger manufacturers gaining an increasing share of the overall wafer market. In parallel, there are a number of companies developing wafer manufacturing capability targeted for solar applications. Device manufacturers seek suppliers with whom they can better align wafer technology development with their own product development efforts. We believe these manufacturers will continue to select wafer suppliers that offer advanced technological capabilities, a broad product portfolio and superior service to satisfy their exacting device requirements.

Products

We offer wafers with a wide variety of features satisfying numerous product specifications to meet our customers’ exacting requirements. Our wafers vary in size, surface features, composition, purity levels, crystal properties and electrical properties. We provide our customers with a reliable supply of high quality wafers with consistent characteristics. These wafers range from 100 millimeter to 300 millimeter and are round in shape for semiconductor customers because of the nature of their processing equipment. Customers using wafers for solar applications utilize wafers that are square in nature so that they fit into solar panels. Our wafers are used as the starting material for the manufacture of various types of semiconductor devices, including microprocessor, memory, logic and power devices, as well as the starting material for solar cells. In turn, these semiconductor devices are used in computers, cellular phones and other mobile electronic devices, automobiles and other consumer and industrial products, and the solar cells are used to manufacture solar modules for converting energy from the sun into usable electrical energy.

Our wafers include three general categories of wafers:

Prime Wafers

Our prime wafer is a polished, highly refined, pure wafer with an ultraflat and ultraclean surface. The vast majority of our prime wafers are manufactured with a sophisticated chemical-mechanical polishing process that removes defects and leaves an extremely smooth surface. As devices become more complex, wafer flatness and cleanliness requirements, along with crystal perfection, become increasingly important because these properties have a significant impact on our customers’ processes and yields.

Our OPTIA™ wafer is a 100% defect-free crystalline structure based on our patented technologies and processes, including Magic Denuded Zone®, or MDZ®. Our patented MDZ® product feature can increase our customers’ yield by drawing impurities away from the surface of the wafer in a manner that is efficient and reliable, with results that are reproducible. We believe the OPTIA™ wafer is the most technologically advanced polished wafer available today. Our annealed wafer is a prime wafer with near surface crystalline defects dissolved during a high-temperature thermal treatment.

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

Test/Monitor Wafers

We supply test/monitor wafers to our customers for their use in testing semiconductor fabrication lines and processes. Although test/monitor wafers are substantially the same as prime wafers with respect to cleanliness, and in some cases flatness, other specifications are generally less rigorous. This allows us to produce some of the test/monitor wafers from the portion of the silicon ingot that does not meet customer specifications for wafers to be used in the manufacture of semiconductors.

Sales, Marketing and Customers

We market our products primarily through a global direct sales force. We have customer service and support centers globally, including in China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United States. A key element of our marketing strategy is establishing and maintaining close relationships with our customers. We accomplish this through multi-functional teams of technical, sales and marketing, and manufacturing personnel. These teams work closely with our customers to continually optimize our products for their production processes in their current and future facilities. We monitor changing customer needs and target our research and development and manufacturing to produce wafers adapted to each customer’s process, requirements and specifications. Although we have some long-term supply agreements with a ten year term that specify price and volume for the length of the agreement, we make sales of wafers principally through agreements of one year or less (such agreements often are of three months or six months duration), which specify price and typically indicate only expected volumes or market share. We sell our wafers to virtually all major semiconductor device manufacturers, including the major memory, microprocessor and ASIC manufacturers, the world’s largest foundries, and solar cell and module manufacturers.

In 2007, two customers, Samsung and Yingli Green Energy, both accounted for more than 10% of our revenue. No other customer represented 10% or more of our 2007 revenue.

We sell some of our products to certain customers under consignment arrangements. Generally, these consignment arrangements require us to maintain a certain quantity of product in inventory at the customer’s facility or at a storage facility designated by the customer. Under these arrangements, we ship the wafers to the storage facility, but do not charge the customer or recognize revenue for those wafers until title passes to the customer. Title passes when the customer pulls the product from the assigned storage facility or storage area or, if the customer does not pull the product within a stated period of time (generally 60–90 days), at the end of that period, or when the customer otherwise agrees to take title to the product. Until that time, the wafers are considered part of MEMC’s inventory and are reflected on MEMC’s books and records as inventory. As such, these consignment arrangements are essentially inventory transfer arrangements. At December 31, 2007, we had approximately $8.4 million of inventory held on consignment.

Manufacturing

To meet our customers’ needs worldwide, we have established a global manufacturing network consisting of nine manufacturing facilities. We also utilize subcontractors to manufacture wafers.

Our monocrystalline wafer manufacturing process begins with high purity polysilicon. The polysilicon is melted in a quartz crucible along with minute amounts of electrically active elements such as arsenic, boron, phosphorous or antimony. We then lower a silicon seed crystal into the melt and slowly extract it from the melt. The resultant body of silicon is called an ingot. The temperature of the melt, speed of extraction and rotation of the crucible govern the size of the ingot, while the concentration of the electrically active element in the melt governs the electrical properties of the wafers to be made from the ingot. This is a complex, proprietary process requiring many control features on the crystal-growing equipment.

We then grind the ingots to the specified size and slice the ingots into thin wafers. Next, we prepare the wafers for surface polishing with a multi-step process using precision wafer planarization machines, edge contour machines and chemical etchers. Final polishing and cleaning processes give the wafers the clean and ultraflat mirror polished surfaces required for the fabrication of semiconductor devices. We further process some of our products into epitaxial wafers by utilizing a chemical vapor deposition process to deposit a single crystal silicon layer on the polished surface.

In certain of our manufacturing facilities we have fully integrated manufacturing capabilities that encompass the full range of wafer manufacturing process steps, including ingot growth, wafer slicing, wafer polishing and epitaxial deposition. We conduct certain of our processes in state-of-the-art cleanroom environments.

Raw Materials

We obtain our requirements for several raw materials, equipment, parts and supplies from sole suppliers. The main raw material in our production process is polysilicon. We use two types of polysilicon: granular polysilicon and chunk polysilicon. We produce all of our requirements for granular polysilicon at our facility in Pasadena, Texas. We produce chunk polysilicon in our Merano, Italy facility. Chunk polysilicon can be substituted for granular polysilicon, although our manufacturing throughput and yields could be adversely affected. We believe our ability to meet all of our polysilicon requirements through our in-house capabilities provides us with a key cost advantage to compete more effectively in the wafer industry. We have previously announced our plans to expand our polysilicon production capacity over the next few years, and we continue to work toward our capacity expansion targets. We sell some polysilicon to third parties. We also buy some polysilicon on the open market from time to time.

Research and Development

The wafer market is characterized by continuous technological development and product innovation. We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position. Our goal in research and development is to maintain a close working relationship with our customers to continually develop new products and refine existing products to meet the needs of the marketplace. Our research and development model combines engineering innovation with specific commercialization strategies. Our model closely aligns our technology efforts with our customers’ requirements for new applications. We accomplish this through a better understanding of our customers’ technology requirements and through targeted research and development projects aimed at developing products to meet those technology requirements and applications. Some of these projects involve formal and informal joint development efforts with our customers.

In addition, in order to strengthen our customer relationships and interaction and to better target our research and development efforts, we assign research and development engineers to key customers worldwide. We do this through our Applications Engineering Group, in our laboratories located in the United States, Italy, Japan and South Korea, as well as field and resident engineers located at strategic locations throughout the world. The primary purpose of the Applications Engineering Group is to establish a close, technical working relationship with our customers to obtain a better knowledge of our customers’ materials requirements.

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

In addition to our focus on advancements in wafer material properties, we also continue to invest in research and development associated with larger wafer sizes. We produced our first 300 millimeter wafer in 1991 and continue to enhance our 300 millimeter technology program using our staff of research and development scientists, engineers and technicians located primarily in our St. Peters, Missouri and Utsunomiya, Japan facilities. In addition, we continue to focus on process design advancements to drive cost reductions and productivity improvements.

We have also entered into a license agreement for certain layer-transfer wafer technology and we are in the process of establishing production capability for 200 millimeter and 300 millimeter silicon-on-insulator (SOI) wafers using a dedicated group of engineers and scientists located in our St. Peters, Missouri facility.

Competition

The market for wafers is competitive. We compete globally and face competition from established manufacturers. Our major competitors are Shin-Etsu Handotai, SUMCO, Siltronic, BP Solar International, Evergreen Solar, Kyocera Corp., REC Group, Sanyo Corporation, Sharp Corporation, and SolarWorld AG.

Our wafers compete with wafers manufactured by others on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We believe we are competitive on the basis of these factors.

Proprietary Information and Intellectual Property

We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We protect our intellectual property rights based on patents and trade secrets as part of our ongoing research, development and manufacturing activities. As of December 31, 2007, we owned of record or beneficially approximately 219 U.S. patents, of which approximately four will expire by 2010, approximately 42 will expire between 2011 and 2015 and approximately 174 will expire after 2015. As of December 31, 2007, we owned of record or beneficially approximately 453 foreign patents, of which approximately 43 will expire by 2010, approximately 34 will expire between 2011 and 2015 and approximately 377 will expire after 2015. These foreign patents are generally counterparts of our U.S. patents. As of December 31, 2007, we had approximately 58 pending U.S. patent applications and approximately 275 pending foreign patent applications. The patents we beneficially own relate to polysilicon technology. We exclusively licensed these patents from Albemarle Corporation in connection with our purchase of Albemarle’s granular polysilicon business. We may request that these patents be assigned to us at any time in exchange for a nominal purchase price.

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims.

Employees

At December 31, 2007, we had approximately 4,900 full time employees and approximately 450 temporary workers worldwide. We have approximately 1,600 unionized employees in our St. Peters, Missouri, Pasadena, Texas, South Korea and Italy facilities. We have not experienced any material work stoppages at any of our facilities due to labor union activities during the last several years.

Geographic Information

Information regarding our foreign and domestic operations is contained in Note 17, “Geographic Segments”, of Notes to Consolidated Financial Statements included in our 2007 Annual Report, which information is incorporated herein by reference.

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

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including those set forth under “Item 1. Business” and “Item 3. Legal Proceedings” and those incorporated herein by reference from our 2007 Annual Report. In addition to the business risks and uncertainties discussed elsewhere in this Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statement made by us.

Our business depends primarily on the semiconductor device industry and if that industry experiences future downturns, our sales could decrease and we could be forced to reduce our prices while maintaining fixed costs, all of which could have significant negative effects on our operating results and financial condition.

Our business depends in large part upon the market demand for our customers’ semiconductor devices that are utilized in electronics applications. The semiconductor device industry experiences:

•	rapid technological change;

•	product obsolescence;

•	changes in product mix;

•	price erosion; and

•	fluctuations in product supply and demand.

From time to time, the semiconductor device industry has experienced significant downturns. These downturns often occur in connection with declines in general economic conditions. Some of these downturns have lasted for more than a year and have resulted in a substantial decrease in demand for our products. For much of the second half of 2007 and into the early months of 2008, the semiconductor device industry has had pockets of soft or weakened demand. If the semiconductor device industry experiences future downturns, we will face pressure to reduce prices and we may need to further rationalize capacity and reduce fixed costs. If we are unable to reduce our expenses sufficiently to offset reductions in price and volume, our operating results and financial condition could be materially adversely affected.

We are also subject to the risks that affect the solar industry.

The solar industry has experienced a high level of growth in recent years, but it has also experienced wide fluctuations in the operating results of industry participants, some of which has been caused by the lack of readily available supply of certain raw materials, such as polysilicon or silane gas. In the past few years, a large number of companies have announced plans to produce polysilicon. In addition, in part due to the lack of available polysilicon supply, a number of companies are supplying thin-film solar cells, which are intended to obviate the need for crystalline-based cells, which would use wafers supplied by us. Both new available polysilicon supply and the increased use of thin-film cells by our customers or other solar cell and module companies could potentially lead to an excess supply of available material to service the demand of the industry. In such event, we may need to reduce our prices on certain products to retain or gain market share, which could have a material adverse effect on our operating results.

In addition, the demand for solar electricity generation products is heavily influenced by macroeconomic factors such as the supply and price of other energy products, such as oil, coal and natural gas, as well as foreign, federal, state and local government regulations and policies concerning the electric utility industry, including the availability and size of government and economic incentives related to the use of solar power. Today, the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, federal, state and local government bodies in many countries, most notably Germany and Japan, have provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether. Some of these solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for our wafers and our customers’ products.

Our dependence on single and limited source suppliers could harm our production output and adversely affect our manufacturing throughput and yield.

We obtain several raw materials, equipment, parts and supplies from sole suppliers. Likewise, we obtain all of our requirements for granular polysilicon from our facility in Pasadena, Texas. In the case of granular polysilicon, we believe that we could substitute chunk polysilicon for granular polysilicon. We cannot predict whether this substitution would be successful or how long this qualification process would take. In addition, our manufacturing process could be interrupted and our manufacturing throughput and yields could be adversely affected. A failure to obtain a new qualification or a decrease in our manufacturing throughput or yields could have a material adverse effect on our operating results.

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

Our expansion of manufacturing volume and capacity presents business risks which could materially adversely affect our results of operations if we fail to manage these expansions successfully.

We are investing significantly in expanding our raw material (polysilicon) production capacity and our 300mm production capacity. We have also announced our intention to develop significant 156mm production capacity. Expansion of our polysilicon production capacity is subject to risks such as availability of capital equipment; delays in construction and ramp of new production capacity; and availability of additional precursor raw materials.

Because our plan to manufacture 156mm wafers involves a new size wafer for MEMC, it is also subject to additional risks, including refining and adapting our manufacturing technologies to customer requirements; creating and developing demand for and market acceptance of our technologies and products; identifying and managing qualified subcontractors to manufacture 156mm wafers; and establishing and maintaining sufficient internal research and development, marketing, sales, production and customer service infrastructure to support this effort.

In July 2005, we embarked upon a significant expansion of our 300 millimeter production capacity by establishing such production capacity at our Taisil facility in Taiwan, in addition to continuing our improvements to our Japan 300 millimeter operation. The expansion of this capacity involves significant risks, including availability and timing of capital equipment installation; distraction of worldwide and local management; costs and spending in excess of budgeted amounts; timing of production ramp; and qualification of a new facility at new and existing customers.

In order to succeed in these planned expansions and increased quantities of wafer deliveries, we will need to devote capital expenditures as well as the investment of management time and related resources to successfully execute these planned expansions. This could disrupt our existing business, affect our operating results and distract our management team. There can be no assurance that we will be able to successfully reach our production, timing and cost goals for our planned expansions as customer specifications and demand evolve. Use of capital and management resources that otherwise would have been made available to expand other parts of our business could have material adverse consequences on our results of operations if we fail to manage these expansions successfully.

We experience competition in the wafer industry which could force us to reduce our prices to retain market share or face losing market share and revenues.

We face competition in the wafer industry from established manufacturers throughout the world. The largest wafer suppliers with whom we compete are Shin-Etsu Handotai, SUMCO, Siltronic, BP Solar International, Evergreen Solar, Kyocera Corp., REC Group, Sanyo Corporation, Sharp Corporation, and SolarWorld AG. We compete on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Some of our competitors have substantial financial, technical, engineering and manufacturing resources to develop products that currently, and may in the future, compete favorably against our products. We may need to reduce our prices to retain or gain market share, which could have a material adverse effect on our operating results.

If we fail to meet changing customer demands, we may lose customers and our sales could suffer.

The wafer industry changes rapidly. Changes in our customers’ requirements result in new and more demanding technologies, product specifications and sizes, and manufacturing processes. Our ability to remain competitive will depend upon our ability to develop technologically advanced products and processes. We must continue to meet the increasingly demanding requirements of our customers on a cost-effective basis. As a result, we expect to continue to make significant investments in research and development and equipment. We cannot be certain that we will be able to successfully introduce, market and cost-effectively manufacture any new products, or that we will be able to develop new or enhanced products and processes that satisfy customer needs or achieve market acceptance.

Because we cannot easily transfer production of specific products from one of our manufacturing facilities to another, manufacturing delays or lack of capacity or output at a single facility could result in a loss of product volume.

It typically takes three to six months for our customers to qualify a manufacturing facility to produce a specific product, but it can take longer depending upon a customer’s requirements and market conditions. Interruption of operations or lack of available additional capacity at any of our primary wafer manufacturing facilities could result in delays or cancellations of shipments of wafers and a loss of product volume. Likewise, interruption of operations at our granular polysilicon manufacturing facility could adversely affect our wafer manufacturing throughput and yields and could result in our inability to produce certain qualified wafer products, delays or cancellations of shipments of wafers and a loss of product volume. An August 2007 accident at this facility caused reduced product volumes and increased costs in the 2007 third quarter. Similarly, an interruption of our chunk polysilicon manufacturing operations could adversely affect our results of operations. A number of factors could cause interruptions, including labor disputes, equipment failures, shortages of raw materials or supplies, or transportation logistic complications. Unions represent some of the employees at our wafer facilities in St. Peters, Missouri, Italy and South Korea and our granular polysilicon facility in Pasadena, Texas. A strike at any of these facilities could cause interruptions in manufacturing. We cannot be certain that alternate qualified capacity would be available on a timely basis or at all.

If we do not continue to reduce our manufacturing costs and operating expenses, we may not be able to compete effectively in the wafer industry.

The success of our business depends, in part, on our continuous reduction of manufacturing costs and operating expenses. The wafer industry has historically experienced price erosion and will likely continue to experience such price erosion. In addition, our long-term agreements to supply solar wafers have fixed price reduction curves. If we are not able to reduce our manufacturing costs and operating expenses sufficiently to offset future price erosion, our operating results will be adversely affected. During the past few years, we have engaged in various cost-cutting and other initiatives intended to reduce costs and increase productivity. These activities have included reduction of headcount, refinement of our processes and efforts to increase yields and reduce cycle time. We cannot assure you that we will be able to continue to reduce our manufacturing costs and operating expenses. Moreover, any future closure of facilities or reduction of headcount may adversely affect our ability to manufacture wafers in required volumes to meet customer demand and may result in other production disruptions.

We are subject to periodic fluctuations in foreign currency exchange rates which could cause operating results and reported financial results to vary significantly from period to period.

Approximately 76% of our sales in 2007 were made outside the United States, and we expect that international sales will continue to represent a significant percentage of our total sales. Sales outside of the United States could expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily related to the Euro, Japanese Yen and Korean Won. Because the majority of our sales are denominated in the U.S. Dollar, if one or more competitors is selling to our customers in a different currency than the U.S. Dollar, we are subject to the risk that the competitors’ products will be relatively less expensive than our products due to exchange rate effects.

In addition, a significant portion of our manufacturing operations is located outside of the United States. Our risk exposure from expenses at international manufacturing facilities is concentrated in the Euro, Japanese Yen, Korean Won, Malaysian Ringgit and the New Taiwanese Dollar. When possible, we denominate our foreign sales in the same foreign currency in which we incurred manufacturing expenses. To the extent that our sales in foreign currencies occur at foreign sites which incur expenses in those same currencies, this natural hedge reduces our net exposure to foreign currency risk. We generally hedge receivables denominated in foreign currencies at the time of sale. One of our foreign subsidiaries has debt denominated in Japanese Yen. We generally do not hedge these net foreign currency exposures.

We recognized net currency losses totaling approximately $1.7 million in 2007, $1.0 million in 2006, and $0.5 million in 2005. We cannot predict whether the foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

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

Any litigation in the future to enforce patents issued to us, to protect trade secrets or know how possessed by us or to defend us or to indemnify others against claimed infringement of the rights of others could have a material adverse effect on our financial condition and operating results. From time to time, we receive notices from other companies that allege we may be infringing certain of their patents or other rights. If we are unable to resolve these matters satisfactorily, or to obtain licenses on acceptable terms, we may face litigation, which could have a material adverse effect on us. In fact, we are presently involved in multiple cases involving allegations of patent infringement. Regardless of the validity or successful outcome of any such intellectual property claims, we may need to expend significant time and expense to protect our intellectual property rights or to defend against claims of infringement by third parties, which could have a material adverse effect on us. If we lose any such litigation where we are alleged to infringe the rights of others, we may be required to:

•	pay substantial damages;

•	seek licenses from others; or

•	change, or stop manufacturing or selling, some of our products.

Any of these outcomes could have a material adverse effect on our business, results of operations or financial condition.

We have a limited number of principal customers and a loss of one or several of those customers would hurt our business.

Two customers accounted for more than 10% of our revenue in 2007. Our operating results could materially suffer if we experience a significant reduction in, or loss of, purchases by one or more of our top customers.

The loss of one or more of our customers with whom we have long-term agreements could materially adversely affect our results of operations. We have previously announced the execution of long-term supply agreements with three customers between July 2006 and October 2007. Although these long-term supply agreements are “take or pay contracts”, there can be no assurance that the customers will be able to fulfill their financial commitments to us in the agreements to pay the associated penalties if they do not fulfill their purchase obligations under the agreements. If we had to stop shipping to a customer who failed to meet its obligations under the contract, we could have excess or idle production capacity. The loss of any of these customers could materially adversely affect our operating results.

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

If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. We reported one material weakness in our internal control over financial reporting in 2004 and three material weaknesses in our internal control over financial reporting in 2005. We did not report any material weaknesses for fiscal 2006 and we will not report any material weaknesses for fiscal 2007, although there can be no assurance that we will not have one or more material weaknesses in the future. If we are unable to assert that our internal control over financial reporting is effective presently or in the future (or if our auditors are unable to express an opinion on the effectiveness of our internal controls over financial reporting), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

The market price of our common stock has fluctuated significantly and may continue to do so.

The market price of our common stock may be affected by various factors, including:

•	quarterly fluctuations in our operating results resulting from factors such as timing of orders from and shipments to major customers, product mix and competitive pricing pressures;

•	announcements of technological innovations, new products or upgrades to existing products by us or our competitors;

•	market conditions experienced by our customers;

•	market conditions in the semiconductor industry, solar industry and wafer industry;

•	developments in patent or other proprietary rights by us or by our competitors;

•	changes in our relationships with our customers;

•	interruption of operations at our manufacturing facilities or the facilities of our suppliers;

•	announcements of operating results that are not aligned with the expectations of investors; and

•	general stock market trends.

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

We are party to a $200 million revolving credit facility with National City Bank of the Midwest, US Bank National Association and other lenders named therein. This facility contains certain restrictive covenants, including covenants to maintain minimum consolidated EBITDA and interest coverage ratios, as those terms are defined in the agreement. A continuing violation of any of these covenants, which in our industry could occur in a sudden or sustained downturn, would be deemed an event of default under the facility. In such event, upon election of the lenders, the loan commitments under the credit facility would terminate and the loans and accrued interest then outstanding would be due and payable immediately. We may not have sufficient funds and assets to cover any such required payments and may not be able to obtain replacement financing on a timely basis or at all. These events could have a material adverse effect on us depending on our outstanding balances at that time. As of December 31, 2007, we had no outstanding borrowings under this facility, although we had approximately $112.0 million of outstanding third party letters of credit backed by this facility at such date.

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

In addition, our Board of Directors is authorized to issue up to 50,000,000 shares of preferred stock without the vote of our holders of common stock. The issuance of preferred stock could adversely affect the voting power or other rights of the holders of our common stock and could have the effect of delaying, deferring or impeding a change in control of us.

Cautionary Statement Regarding Forward-Looking Statements

The following statements are or may constitute forward-looking statements:

•

Statements set forth in this Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission regarding possible or assumed future results of our operations, including but not limited to any statements contained herein or therein concerning:

•	Our belief that we will continue to be able to obtain raw materials, equipment, parts and supplies from our suppliers, including sole suppliers;

•

Our belief that we can obtain all of our requirements for granular polysilicon from our facility in Pasadena, Texas and that, if necessary, we could substitute chunk polysilicon for granular polysilicon;

•	Our belief that we will continue to be able to reduce manufacturing costs and operating expenses;

•	Our belief that we can be competitive supplying wafers for solar applications;

•	Our belief that we have the ability to liquidate our short-term investments, including $111.7 million of short-term investments related to auction rate securities;

•

Our belief that the decline in fair value of our short-term investments in a strategic investment portfolio with a major banking institution (primarily invested in corporate, asset-backed and mortgage-backed securities) was directly attributed to the current global credit conditions and will be temporary;

•

Our belief that, based on our current cash, cash equivalents and short-term investment balances of approximately $1.3 billion at December 31, 2007 and expected operating cash flows, the current liquidity concerns in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations;

•	Our belief that our capital expenditures will be approximately 15% of our net sales in 2008;

•	Our belief that our pension and other post-employment liabilities will materialize as estimated by the various actuarial assumptions we use;

•	Our expectation that contributions to our pension and post-employment plans in 2008 will be approximately $9.1 million and $3.0 million, respectively;

•	Our expectation that our polysilicon sales as a percent of total sales will slowly decline over time as our wafer sales grow at a faster rate;

•

Our belief that it is more likely than not, with our projections of future taxable income, we will generate sufficient taxable income to realize the benefits of the net deferred tax assets existing at December 31, 2007

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

Our principal executive offices are located at 501 Pearl Drive (City of O’Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our principal manufacturing and administrative facilities comprised approximately 3.9 million square feet as of December 31, 2007 and were situated in the following locations:

Location	Square Footage
St. Peters, MO, USA	744,000
Sherman, TX, USA	693,000
Pasadena, TX, USA	436,000
Hsinchu, Taiwan	522,000
Chonan, South Korea	453,000
Utsunomiya, Japan	327,000
Merano, Italy	327,000
Novara, Italy	322,000
Kuala Lumpur, Malaysia	86,000
Singapore	2,930

In December 2005, we purchased from the City of O’Fallon, Missouri the portion of our St. Peters facility that had been leased from the City of O’Fallon in connection with an industrial revenue bond financing. We lease the land on which our Pasadena, Texas facility is located. The term of the Pasadena lease expires in 2030 and is extendable for four (4) additional renewal terms of five (5) years each. We lease the land on which our Hsinchu, Taiwan facility is located. This lease expires in 2014. We also lease our facility in Kuala Lumpur, Malaysia, which lease expires in March 2009 and our facility in Singapore, which lease expires in July 2010.

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

On February 28, 2006, MEMC filed its Notice of Appeal with the U.S. Federal Circuit Court of Appeals in connection with two of the summary judgment rulings in favor of SUMCO in the First SUMCO Case related to the issue of enablement of the MEMC patent at issue in the case and the issue of exclusion of certain MEMC expert testimony and expert reports. MEMC and SUMCO filed their appellate briefs in this matter in 2006 and early 2007, and oral argument was held by the Federal Circuit on June 6, 2007. On September 20, 2007, the Federal Circuit reversed the summary judgment finding against MEMC on the issue of enablement, thereby vacating the judgment by the U.S. District Court below of the invalidity of the patent at issue in the case. The Federal Circuit did not reverse the judgment by the U.S. District Court excluding MEMC’s expert testimony and expert reports, and as a result, did not remand the case for further proceedings. On January 15, 2008, SUMCO petitioned the U.S. Supreme Court for the right to appeal the decision of the Federal Circuit below by filing a Writ of Certiorari with the U.S. Supreme Court. The U.S. Supreme Court had not made a decision to grant or deny the right to appeal as of the date hereof.

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

Also, on December 28, 2005, MEMC filed suit against Soitec in France for infringement by Soitec of three of MEMC’s foreign patents. This case remains in the early stages. In August 2007, the Lyon Court issued a stay in the lawsuit pending the outcome of certain Opposition Proceedings before the European Patent Office related to one of the three patents. MEMC requested the right to appeal this stay, which right the Lyon Court of Appeals granted in October 2007. In December 2007 and January 2008, the parties submitted briefs in connection with this appeal. A hearing is expected in April 2008 on the appeal.

We do not believe that the Soitec cases, should they be decided against MEMC, in whole or in part, will have a material adverse effect on MEMC. Due to uncertainty regarding the litigation process, however, the outcome of both matters are unpredictable and the result of either case could be unfavorable for MEMC.

ASi Industries GmbH vs. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

On June 19, 2006, ASi Industries GmbH (“ASi”) filed a Complaint for Breach of Contract and Declaratory Judgment against MEMC in the U.S. District Court for the Eastern District of Missouri (Civil Action No. 4:06-CV-00951-CDP) alleging breach of contract by MEMC, unjust enrichment, tortious interference with ASi’s contracts, antitrust violations and seeking a declaratory judgment of non-infringement, all related to a purchase order agreement related to polysilicon. MEMC filed its answer and related counterclaims in August 2006. In November 2006, the District Court granted MEMC’s motion to dismiss ASi’s antitrust claims. ASi also agreed at that time to dismiss its unjust enrichment claims. We dismissed our counterclaims related to infringement in June 2007, and ASi dismissed its declaratory judgment claims in April 2007, in each case based on lack of jurisdiction. The case is scheduled for trial in April 2008. We believe our actions under the purchase order at issue were permitted, and are asserting a vigorous defense.

We do not believe that the ASi case, should it be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, however, the outcome of this matter is unpredictable and the result of the case could be unfavorable for MEMC.

Semi-Materials Co., Ltd. vs. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

On September 28, 2006, Semi-Materials Co., Ltd. (“Semi-Materials”) filed a Complaint for Breach of Contract against MEMC in the U.S. District Court for the Eastern District of Missouri (Civil Action No. 4:06-CV-01426-FRB) alleging breach of contract by MEMC, unjust enrichment, fraud, conversion and seeking specific performance, all related to a series of purchase orders for chunk polysilicon and polysilicon solar ingot. MEMC filed its answer in the case in December 2006. The Court dismissed Semi-Materials’ conversion claim. Some discovery has been completed, and trial is scheduled to begin in August 2008. Although the case is in the very early stages, we believe our actions under the purchase orders at issue were permitted, and we intend to assert a vigorous defense.

We do not believe that the Semi-Materials case, should it be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of this matter is unpredictable and the result of the case could be unfavorable for MEMC.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter 2007.

Executive Officers of the Registrant

The following is information concerning our executive officers as of January 31, 2008.

Name	Age	All Positions and Offices Held
Nabeel Gareeb	43	President, Chief Executive Officer and Director
Kenneth H. Hannah	39	Senior Vice President and Chief Financial Officer
Sean Hunkler	45	Senior Vice President, Manufacturing
John A. Kauffmann	51	Senior Vice President, Sales and Marketing
Shaker Sadasivam	48	Senior Vice President, Research and Development
Mignon Cabrera	48	Senior Vice President, Human Resources
Michael Cheles	49	Vice President, Information Technology and CIO
Bradley D. Kohn	39	Vice President, General Counsel and Corporate Secretary

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

Mr. Hunkler joined us in August 2005 as Senior Vice President, Manufacturing. Prior to joining MEMC, from June 1984 to July 2005, Mr. Hunkler worked for Freescale Semiconductor (previously Motorola (Semiconductor Products Sector)), where he was most recently in charge of Final Manufacturing and, before that, Worldwide Wafer Fab Operations.

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

There are no family relationships between or among any of the named officers and the directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under Note 18, “Unaudited Quarterly Financial Information”, of Notes to Consolidated Financial Statements, included in our 2007 Annual Report and under “Stockholders’ Information” in our 2007 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years.

(c) Unregistered Sales of Equity Securities and Use of Proceeds

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 to October 31, 2007	750,000	$61.25	750,000	$405.8
November 1 to November 30, 2007	250,000	$67.51	250,000	$388.9
December 1 to December 31, 2007	0	$0	0	$388.9

Total	1,000,000	$62.81	1,000,000

(d) The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 and is incorporated herein by this reference.

Item 6.	Selected Financial Data

The tabular information (including the footnotes thereto) required by this item is set forth under “Five Year Selected Financial Highlights” in our 2007 Annual Report, which information is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report, which information is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is set forth under “Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report, which information is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is set forth under “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Cash Flows”, “Consolidated Statements of Stockholders’ Equity”, “Notes to Consolidated Financial Statements” and “Report of the Independent Registered Public Accounting Firm” in our 2007 Annual Report, all of which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The information required by this item is set forth under “Management’s Report on Internal Control Over Financial Reporting” in our 2007 Annual Report, which information is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2008 Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The remaining information required by this item with respect to directors will be set forth in the 2008 Proxy Statement under “Information about Nominees, and Continuing Directors” and is incorporated herein by reference. Information required by this Item relating to our Code of Ethics and Audit Committee will be set forth in the 2008 Proxy Statement under “Board of Directors and Committees of the Board of Directors.” The remaining information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information regarding beneficial ownership of our securities required by this Item will be set forth in our 2008 Proxy Statement under the headings “Director Compensation”, “Compensation Discussion and Analysis”, “Report of the Compensation Committee”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership of our securities required by this Item will be set forth in our 2008 Proxy Statement under the headings “Beneficial Ownership by Directors and Executive Officers” and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes certain information regarding MEMC securities that have been and may be issued pursuant to our equity compensation plans as of December 31, 2007.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	8,869,635 shares of common stock	$29.93712	9,755,183 shares of common stock
Equity compensation plans not approved by security holders	0 shares of common stock	$0	0 shares of common stock
Total	8,869,635 shares of common stock	$29.93712	9,755,183 shares of common stock

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information concerning related party transactions which is required by this Item will be set forth in our 2008 Proxy Statement under the heading “Certain Transactions” and is incorporated herein by reference. The information concerning director independence required by this Item will be set forth in our 2008 Proxy Statement under the heading “Board of Directors and Committees of the Board of Directors” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be set forth in our 2008 Proxy Statement under the heading “Principal Accounting Firm Services and Fees” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of us and our subsidiaries and the Reports of the Independent Registered Public Accounting Firm of KPMG LLP are included in our 2007 Annual Report, and are incorporated herein by reference:

Consolidated Statements of Operations—Years Ended December 31, 2007, 2006 and 2005.

Consolidated Balance Sheets—December 31, 2007 and 2006.

Consolidated Statements of Cash Flows—Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (Incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (Incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3.4	Restated By-laws of the Company (Incorporated by reference to Exhibit 3(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

10.1	Joint Venture Agreement dated August 28, 1990 among the Company, Pohang Iron and Steel Company, Ltd. (“POSCO”) and Samsung Electronics Company, Ltd. (“Samsung”) (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.2	First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.3	Second Amendment to Joint Venture Agreement dated December 30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

Exhibit No.	Description
10.4	MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company’s Form 10-K for the Year ended December 31, 1995)

*10.5	Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

*10.6	Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10.7	Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10.8	Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation (Incorporated by reference to Exhibit 10-nn(1) of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

†10.9	MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on January 26, 2004 (Incorporated by reference to Exhibit 10-cc of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.10	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10-cc(1) of the Company Form 10-Q for the Quarter ended June 30, 2004)

†10.11	Form of Stock Option and Restricted Stock Agreement (Incorporated by reference to Exhibit 10-t(1) of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.12	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.13	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.14	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.15	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.16	Form of Stock Option Agreement (Non-employee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.17	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-cc(7) of the Company’s Form 10-K for the Year ended December 31, 1999)

†10.18	Form of Stock Option Agreement (4-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(9) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.19	Form of Stock Option Agreement (2-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(10) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.20	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(11) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.21	Form of Stock Option Agreement (Outside Directors) (Incorporated by reference to Exhibit 10-cc(12) of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.22	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on January 24, 2007

†10.23	Form of Stock Option Agreement (4 year vesting) (Incorporated by reference to Exhibit 10-dd(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.24	Form of Stock Option Agreement (7 year cliff vesting) (Incorporated by reference to Exhibit 10-dd(2) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.25	Form of Stock Option Agreement (end of contract vesting) (Incorporated by reference to Exhibit 10-dd(3) of the Company’s Form 10-K for the Year ended December 31, 2002)

†10.26	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10.27	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10.28	Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers (Incorporated by reference to Exhibit 10-hh of the Company’s Form 10-Q for the Quarter ended September 30, 2004)

†10.29	Stock Option Grant Agreement (Four Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10.30	Form of Restricted Stock Unit Award Agreement under the 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.44 of the Company’s Form 10-K for the year ended December 31, 2005)

†10.31	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

†10.32	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

10.33	Revolving Credit Agreement, dated as of July 21, 2005, by and among the Company, National City Bank of the Midwest, US Bank National Association and the other lender signatories thereto (Incorporated by reference to Exhibit 10-eee(1) of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2005)

10.34	Subsidiary Guarantee, dated as of July 21, 2005, by and among the Company, National City Bank of the Midwest, as Administrative Agent, and the guarantor signatories thereto (Incorporated by reference to Exhibit 10-eee(2) of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2005)

10.35	Amendment No. 1 to Revolving Credit Agreement, dated as of December 20, 2006, by and among the Company, National City Bank of the Midwest, US Bank National Association and the other lender signatories thereto (Incorporated by reference to Exhibit 10.42 of the Company’s Form 10-K for the year ended December 31, 2006)

†10.36	Employment Agreement, effective as of October 25, 2006, between the Company and Nabeel Gareeb (Incorporated by reference to Exhibit 10.43 of the Company’s Form 10-K for the year ended December 31, 2006)

†10.37	Stock Option Grant Agreement (Performance Based Vesting) (Incorporated by reference to Exhibit 10.44 of the Company’s Form 10-K for the year ended December 31, 2006)

10.38	Solar Wafer Supply Agreement, dated as of July 25, 2006, by and between the Company and Suntech Power Holdings Co. Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006)*

10.39	Solar Wafer Supply Agreement, dated as of October 25, 2006, by and between the Company and Gintech Energy Corporation* (Incorporated by reference to Exhibit 10.46 of the Company’s Form 10-K for the year ended December 31, 2006)

10.40	Summary of Director Compensation

10.41	Summary of Compensation Arrangements for Certain Named Executive Officers

10.42	Solar Wafer Supply Agreement between Conergy AG and the Company dated October 25, 2007*

10.43	Amendment No. 1 to Solar Wafer Supply Agreement between Gintech Energy Corp. and the Company dated October 25, 2007*

†10.44	Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors

†10.45	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors

†10.46	Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Employees (Time Vesting)

†10.47	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Officers (Time Vesting)

†10.48	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Officers (Performance Vesting)

13	Selected pages from the Company’s 2007 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of these documents has been requested or granted.
†	These exhibits constitute management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC ELECTRONIC MATERIALS, INC.

By:	/s/ NABEEL GAREEB
Nabeel Gareeb President and Chief Executive Officer

Date: February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ NABEEL GAREEB Nabeel Gareeb	President, Chief Executive Officer and Director (Principal executive officer)	February 28, 2008

/s/ KENNETH H. HANNAH Kenneth H. Hannah	Senior Vice President and Chief Financial Officer (Principal financial officer and accounting officer)	February 28, 2008

/s/ PETER BLACKMORE Peter Blackmore	Director	February 26, 2008

/s/ ROBERT J. BOEHLKE Robert J. Boehlke	Director	February 26, 2008

/s/ JOHN MARREN John Marren	Chairman of the Board of Directors	February 26, 2008

/s/ C. DOUGLAS MARSH C. Douglas Marsh	Director	February 26, 2008

/s/ WILLIAM E. STEVENS William E. Stevens	Director	February 26, 2008

/s/ MARSHALL TURNER Marshall Turner	Director	February 26, 2008

/s/ JAMES B. WILLIAMS James B. Williams	Director	February 26, 2008

EXHIBIT INDEX

The following exhibits are filed as part of this report.

10.22	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on January 24, 2007

10.40	Summary of Director Compensation

10.41	Summary of Compensation Arrangements for Certain Named Executive Officers

10.42	Solar Wafer Supply Agreement, dated as of October 25, 2007, by and between the Company and Conergy AG*

10.43	Amendment No. 1 to Solar Wafer Supply Agreement, dated as of October 25, 2007, by and between the Company and Gintech Energy Corporation*

10.44	Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors approved by the Board of Directors on January 23, 2008

10.45	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors approved by the Board of Directors on January 23, 2008

10.46	Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Employees (Time Vesting) approved by the Board of Directors on January 23, 2008

10.47	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Officers (Time Vesting) approved by the Board of Directors on January 23, 2008

10.48	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Officers (Performance Vesting) approved by the Board of Directors on January 23, 2008

13	Selected pages from the Company’s 2007 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of these documents has been requested or granted.