Form 10-K/A
period 2007-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2008-03-04
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K /A

AMENDMENT NO. 1 TO FORM 10-K

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

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s 2007 Annual Report to Stockholders (Part I and Part II)

2. Portions of the registrant’s 2008 Proxy Statement (Part III)

PART IV

Item 15.	Exhibits, Financial Statement Schedules

3. Exhibits

The registrant is filing this Form 10-K/A to add one page to Exhibit 13 (selected pages from the Company’s 2007 Annual Report to Stockholders) to include page 58 (“Stockholders’ Information”) which was inadvertently omitted from the electronic submission with the Form 10-K exhibits filed on February 29, 2008. There are no changes to the pages of Exhibit 13 that were filed on February 29, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC ELECTRONIC MATERIALS, INC.

Date: March 3, 2008	By:	/s/ Kenneth H. Hannah
Name: Kenneth H. Hannah Title: Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this report.

13	Selected pages from the Company’s 2007 Annual Report to Stockholders (page 58 only)