Form 10-Q
period 2008-03-31
MEMC ELECTRONIC MATERIALS INC
filed 2008-05-08
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

The number of shares of the registrant’s common stock outstanding at April 30, 2008 was 227,742,861.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited; In millions, except per share data)

	Three Months Ended March 31,
	2008	2007
Net sales	$501.4	$440.4
Cost of goods sold	242.1	217.9

Gross margin	259.3	222.5
Operating expenses:
Marketing and administration	30.6	25.3
Research and development	10.3	9.5

Operating income	218.4	187.7

Nonoperating (income) expense:
Interest expense	0.3	0.3
Interest income	(12.8)	(8.4)
Decline in fair value of warrant	209.4	1.1
Other, net	1.5	(0.2)

Total nonoperating (income) expense	198.4	(7.2)

Income before income tax expense and minority interests	20.0	194.9
Income tax expense	60.7	58.8

(Loss) income before minority interests	(40.7)	136.1
Minority interests	(1.1)	(1.4)

Net (loss) income	$(41.8)	$134.7

Basic (loss) income per share	$(0.18)	$0.60
Diluted (loss) income per share	$(0.18)	$0.58

Weighted-average shares used in computing basic (loss) income per share	228.5	224.0
Weighted-average shares used in computing diluted (loss) income per share	228.5	231.6

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$979.7	$859.3
Short-term investments	305.6	457.1
Accounts receivable, net	217.3	197.9
Inventories	33.2	36.4
Prepaid and other current assets	27.7	38.8

Total current assets	1,563.5	1,589.5
Investments	131.7	12.7
Property, plant and equipment, net of accumulated depreciation of $407.5 and $377.0 in 2008 and 2007, respectively	903.5	834.0
Deferred tax assets, net	110.3	89.3
Customer warrant	96.9	306.3
Other assets	57.9	55.4

Total assets	$2,863.8	$2,887.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$6.0	$5.3
Accounts payable	159.7	168.3
Accrued liabilities	52.6	40.8
Accrued wages and salaries	31.8	31.9
Customer deposits	163.5	122.0
Income taxes payable	59.6	75.9

Total current liabilities	473.2	444.2
Long-term debt, less current portion	29.0	25.6
Pension and post-employment liabilities	60.3	60.6
Deferred revenue	85.5	81.4
Other liabilities	204.2	204.6

Total liabilities	852.2	816.4

Minority interests	33.7	35.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding at 2008 and 2007	—	—
Common stock, $.01 par value, 300.0 shares authorized, 232.4 and 231.9 issued at 2008 and 2007, respectively	2.3	2.3

	March 31, 2008	December 31, 2007
	(Unaudited)
Additional paid-in capital	386.8	358.0
Retained earnings	1,718.7	1,760.5
Accumulated other comprehensive income	64.9	29.8
Treasury stock, 3.7 and 2.6 shares in 2008 and 2007, respectively	(194.8)	(115.6)

Total stockholders’ equity	1,977.9	2,035.0

Total liabilities and stockholders’ equity	$2,863.8	$2,887.2

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(41.8)	$134.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	22.8	19.0
Minority interests	1.1	1.4
Stock compensation	12.6	7.4
Decline in fair value of warrant	209.4	1.1
Working capital and other	(6.9)	50.9

Net cash provided by operating activities	197.2	214.5

Cash flows from investing activities:
Proceeds from sale and maturities of investments	201.6	14.2
Purchases of investments	(177.6)	(11.7)
Capital expenditures	(81.9)	(47.9)

Net cash used in investing activities	(57.9)	(45.4)

Cash flows from financing activities:
Net proceeds from customer deposits related to long-term supply agreements	17.5	63.7
Excess tax benefits from stock-based compensation arrangements	6.5	12.1
Common stock repurchased	(78.6)	—
Proceeds from issuance of common stock	9.3	10.2

Net cash (used in) provided by financing activities	(45.3)	86.0

Effect of exchange rate changes on cash and cash equivalents	26.4	0.8

Net increase in cash and cash equivalents	120.4	255.9
Cash and cash equivalents at beginning of period	859.3	527.5

Cash and cash equivalents at end of period	$979.7	$783.4

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. MEMC has presented the condensed consolidated financial statements in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and consequently these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (US GAAP). These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2007, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

In preparing our financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for investments, depreciation, amortization, accrued liabilities, employee benefits, derivatives, stock based compensation, income taxes and asset valuation allowances. Our actual results could differ from those estimates.

(2) Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis which did not have a material impact on our consolidated financial position, results of operations or cash flows.

SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of MEMC. Unobservable inputs are inputs that reflect MEMC’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that MEMC has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheet at March 31, 2008:

Assets (liabilities) In millions	Level 1	Level 2	Level 3
Available for sale investments	$36.6	$249.1	$91.8
Currency forward contracts	(2.1)	—	—
Customer warrant	—	—	96.9

	$34.5	$249.1	$188.7

The following table summarizes changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Available for Sale Investments	Customer Warrant
Balance at December 31, 2007	$26.8	$306.3
Total unrealized gains or losses:
Included in earnings	—	(209.4)
Included in other comprehensive income	(2.9)	—
Settlements	(1.8)	—
Transfers into Level 3	69.7	—

Balance at March 31, 2008	$91.8	$96.9

Valuations of our available for sale investments involved making assumptions about future cash flows based on interest rate formulas. We used estimates of observable market data including yields or spreads of trading instruments that are believed to be similar or comparable, when available; and assumptions that are believed to be reasonable on nonobservable inputs such as likelihood of redemption.

Customer warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of a customer, which was received at the same time that MEMC signed a long-term supply agreement with that customer. We used a lattice model to determine the fair value of the customer warrant. Determining the appropriate fair value model and calculating the fair value of the warrant requires the making of estimates and assumptions, including the customer’s stock price volatility, interest rate, dividends, marketability and expected return requirements. The customer warrant is considered a derivative and is accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and accordingly, changes in the value of the warrant are recorded in nonoperating (income) expense.

On January 1, 2008, MEMC adopted Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115,” (SFAS 159). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. Unrealized gains and losses on items for which the fair value option is elected would be reported in earnings. We have adopted SFAS 159, however, we have elected not to designate any financial instruments to be subject to the fair value option.

(3) Comprehensive Income

Comprehensive loss for the three months ended March 31, 2008 was $6.7 million which included a net loss of $41.8 million and a net unrealized loss on available-for-sale securities of $3.1 million offset by foreign currency translation adjustments of

$38.2 million. Comprehensive income for the three months ended March 31, 2007 was $135.9 million. MEMC’s only adjustment from net income to comprehensive income in the three months ended March 31, 2007 was foreign currency translation adjustments.

(4) Earnings Per Share

For the three month periods ended March 31, 2008 and 2007, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net (loss) income	$(41.8)	$(41.8)	$134.7	$134.7

EPS denominator:
Weighted average shares outstanding	228.5	228.5	224.0	224.0
Warrants	—	—	—	4.4
Stock options and restricted stock units	—	—	—	3.2

Total shares	228.5	228.5	224.0	231.6

Earnings (loss) per share	$(0.18)	$(0.18)	$0.60	$0.58

At March 31, 2008, MEMC had outstanding 8.6 million options, 0.4 million restricted stock units and no warrants. For the three months ended March 31, 2008 all options to purchase MEMC stock and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the quarter. For the three months ended March 31, 2007, options to purchase 2.3 million shares of MEMC stock were excluded from the calculation of diluted EPS because the effect was antidilutive. There were no restricted stock units excluded from the calculation of diluted earnings per share for the three months ended March 31, 2007.

(5) Inventories

Inventories consist of the following:

In millions	March 31, 2008	December 31, 2007
Raw materials and supplies	$12.8	$16.2
Goods in process	5.4	6.1
Finished goods	15.0	14.1

	$33.2	$36.4

(6) Investments

As of March 31, 2008, we held $95.7 million of investments related to auction rate securities (ARS), net of temporary impairments of $1.6 million. The ARS are comprised of interest bearing state sponsored student loan revenue bonds and municipal bonds with varying maturity periods and typically provide short-term liquidity via an auction process that also resets the applicable interest rate at predetermined calendar intervals (typically every 7, 28 or 35 days). In the event of an auction failing to settle on its respective settlement date, these funds would remain invested at a “failed” interest rate which is typically higher than the previous market rate until the next successful auction. For those auctions that failed to settle, we will not be able to access those funds until the next successful auction, another buyer is found outside of the auction process, the issuer redeems the security or the security matures. As of March 31, 2008, MEMC reclassified $68.1 million of ARS from current assets to non-current assets due to unsuccessful auctions coupled with current conditions in the general debt markets which have created uncertainty as to when successful auctions will be reestablished. We do not anticipate having to sell these securities below par value in order to operate our business.

As of March 31, 2008, we held $272.9 million of investments, net of temporary impairments of $8.2 million, in a strategic investment portfolio with a major banking institution, primarily invested in corporate bonds and asset-backed and mortgage-backed securities. We believe the decline in fair value to be directly attributable to the current global credit conditions which we believe are temporary. However, for certain securities, we believe the time to reach the original carrying value to be greater than 12 months. Accordingly, we have reclassified $50.9 million of the portfolio from current assets to non-current assets.

(7) Debt

There were no short-term borrowings outstanding at March 31, 2008, under approximately $52.5 million of short-term loan agreements. Of the $52.5 million committed short-term loan agreements, $18.0 million is unavailable because it relates to the issuance of third party letters of credit and forward contracts.

Long-term borrowings outstanding were $35.0 million at March 31, 2008, under $277.7 million of long-term committed loan agreements. Of the $277.7 million committed long-term loan agreements, $112.4 million is unavailable because it relates to the issuance of third party letters of credit and forward contracts.

(8) Stock-Based Compensation

We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares and restricted stock units to employees, non-employee directors, and consultants. We issue new shares to satisfy stock option exercises. As of March 31, 2008, there were 9.6 million shares available for future grant under these plans.

Options to employees have generally been granted upon hire and on a semi-annual or annual timetable, usually with four-year ratable vesting, although certain grants have three, four or five-year cliff vesting or market conditions. No option has a term of more than 10 years.

The following table presents information regarding outstanding stock options as of March 31, 2008 and changes during the three months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2007	8,643,597	$30.72
Granted	714,515	73.20
Exercised	(489,837)	19.11
Forfeited	(290,296)	27.02
Expired	(75)	12.86

Outstanding at March 31, 2008	8,577,904	$35.06	$310.0	8 Years

Options exercisable at March 31, 2008	897,247	$18.23	$47.3	7 Years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the three months ended March 31, 2008 and 2007 was $29.5 million and $46.9 million, respectively. For the three months ended March 31, 2008 and 2007, cash received from option exercises under option plans was $9.3 million and $10.2 million, respectively and the actual tax benefit realized for the tax deductions from option exercises was $8.5 million and $14.6 million, respectively.

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

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
Risk-free interest rate	2.5%	4.8%
Expected stock price volatility	50.0%	50.3%
Expected term until exercise (years)	4	4
Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value per share of options granted was $30.25 and $20.45 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, $75.8 million of total unrecognized compensation cost related to stock options granted and outstanding as of March 31, 2008 is expected to be recognized over a weighted-average period of two years.

Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future, provided the stock unit is vested at the time. Restricted stock units granted to non-employee directors generally vest over a two-year period from the grant date. Restricted stock units granted to employees have ratable or cliff vesting and certain grants are subject to performance conditions established at the time of grant. Recipients of restricted stock units do not pay any cash consideration for the restricted stock units or the underlying shares, and do not have the right to vote or have any other rights of a shareholder until such time as the underlying shares of stock are distributed. The following table presents information regarding outstanding restricted stock units as of March 31, 2008 and changes during the three months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Life
Outstanding at December 31, 2007	226,038
Granted	208,245
Converted	(19,500)
Forfeited	(392)

Outstanding at March 31, 2008	414,391	$29.4	3 years

At March 31, 2007, there were no restricted stock units which were convertible into shares. The weighted-average fair value of restricted stock units per share on the date of grant was $69.84 and $45.70 for the three months ended March 31, 2008 and 2007, respectively. As of March 31, 2008, $9.3 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of three years.

Stock-based compensation expense for the three months ended March 31, 2008 and 2007 was $8.1 million and $4.8 million, net of income tax benefit of $4.5 million and $2.6 million, respectively. The amount of stock-based compensation cost capitalized into inventory at March 31, 2008 and 2007 was $0.1 million and $0.3 million, respectively.

(9) Income Taxes

During the three months ended March 31, 2008, we recorded an income tax provision of $60.7 million compared to $58.8 million for the three months ended March 31, 2007. The effective tax rate was 303.5% and 30.2% for the three months ended March 31, 2008 and 2007, respectively. The 2008 effective rate includes the effect of the non-taxable loss related to the decline in fair value of the customer warrant. Excluding the effect from the customer warrant, the effective rate would have been 26.5%. The decrease from the prior year was primarily attributable to a reduction in the effective tax rate as a result of an increase in earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates, partially offset by adjustments related to R&D credits for prior periods.

Unrecognized tax benefits increased $30.3 million during the three months ended March 31, 2008 due to adjustments related to deductions and tax credits claimed for tax purposes in prior years along with accrued interest on the total reserve for unrecognized tax benefits. The entire $30.3 million would favorably affect our effective tax rate if recognized; however we cannot reasonably estimate whether there will be a significant change to the reserve for unrecognized tax benefits related to this amount in the next 12 months.

(10) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended March 31, 2008		Three Months Ended March 31, 2007
In millions	Pension Plans	Health Care and Other Plans	Pension Plans	Health Care and Other Plans
Service cost	$0.8	$—	$0.8	$0.1
Interest cost	2.6	0.4	2.4	0.4
Expected return on plan assets	(2.7)	—	(2.4)	—
Amortization of service costs	—	(0.1)	—	(0.4)
Net actuarial loss/(gain)	0.1	(0.2)	0.5	(0.1)

Net periodic postretirement benefit cost	$0.8	$0.1	$1.3	$—

(11) Commitments and Contingencies

Indemnification

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims.

Legal Proceedings

We are involved in various legal proceedings which arise in the ordinary course of business. Although it is not possible to predict the outcome of these matters, we believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations. In April 2008, we reached net favorable settlements in multiple outstanding legal proceedings, although these settlements will not have a material effect on our financial position, cash flows or results of operations.

(12) Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This requirement was effective and adopted during our fiscal year ended December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This requirement becomes effective for fiscal years ending after December 15, 2008. We have not yet determined the impact the measurement date provision of SFAS 158 will have on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The requirements of SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We have not yet determined the impact SFAS 160 will have on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of MEMC Electronic Materials, Inc. included herein.

OVERVIEW

We are a global leader in the manufacture and sale of wafers and have been a pioneer in the design and development of wafer technologies over the past four decades. With R&D and manufacturing facilities in the US, Europe and Asia Pacific, we enable the next generation of high performance semiconductor and solar applications. Our customers include major semiconductor device and solar cell manufacturers. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch). In the first quarter of 2007, we began delivering 156 millimeter wafers targeted for solar applications. Depending on market conditions, we also sell intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers to semiconductor device and equipment makers, solar customers, flat panel and other industries.

MEMC showed strong levels of sales, margins and cash flow in the first quarter of 2008, despite lower than anticipated output at our Pasadena, Texas polysilicon facility in the first quarter. Compared to the first quarter of 2007, sales increased 13.9% with gross margin and operating income increasing by 16.5% and 16.4%, respectively. Sales growth versus the first quarter of 2007 was driven primarily by increases in wafer volumes and price increases on intermediate products. Compared to the fourth quarter of 2007, sales decreased 6.4% with gross margin and operating income decreasing by 11.7% and 14.3%, respectively, primarily as a result of the lower than anticipated output at our Pasadena, Texas polysilicon facility. Cash flow generation continued to be strong with cash, cash equivalents and investment balances reaching $1.4 billion.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
Net Sales	2008	2007
Dollars in millions
Net Sales	$501.4	$440.4
Percentage Change from Prior Year	13.9%	29.0%

The increase in net sales was driven by overall increases in volume, which was primarily attributable to 156 millimeter and 300 millimeter wafer shipments, slightly offset by decreases in all other volumes. The remaining increase in our sales was primarily attributable to intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers, offset slightly by price decreases for semiconductor wafers. Our overall wafer average selling prices for the first quarter were approximately 44% lower than the average selling prices for the 2007 first quarter due to a change in mix, which was primarily attributable to the increase in 156 millimeter wafer shipments in 2008 which have a lower average selling price per wafer.

	Three Months Ended March 31,
Gross Margin	2008	2007
Dollars in millions
Cost of Goods Sold	$242.1	$217.9
Gross Margin	259.3	222.5
Gross Margin Percentage	51.7%	50.5%

These improvements in gross margin dollars and percentages were primarily due to increased wafer volumes and improved mix of 156 millimeter wafers, 300 millimeter wafers and polysilicon sales, as well as increased pricing on intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers, partially offset by lower semiconductor wafer pricing.

	Three Months Ended March 31,
Marketing and Administration	2008	2007
Dollars in millions
Marketing and Administration	$30.6	$25.3
As a Percentage of Net Sales	6.1%	5.7%

The increase in marketing and administration expenses was primarily a result of increased stock compensation expense of $4.3 million related to adjusting estimated forfeiture rates and new option grants, as well as higher professional fees and compensation expenses, slightly offset by the recovery of a previously reserved asset.

	Three Months Ended March 31,
Research and Development	2008	2007
Dollars in millions
Research and Development	$10.3	$9.5
As a Percentage of Net Sales	2.1%	2.2%

R&D consisted mainly of product and process development efforts to increase our capability in the areas of flatness, particles and crystal defectivity. R&D expenditures were consistent with the same period in the prior year.

	Three Months Ended March 31,
Nonoperating (Income) Expense	2008	2007
Dollars in millions
Nonoperating (Income) Expense	$198.4	$(7.2)

The change in nonoperating (income) expense was primarily due to the loss recorded for the mark-to-market adjustment for a warrant received from a customer of $209.4 million for the three months ended March 31, 2008, compared to a warrant loss of $1.1 million for the same period in 2007, slightly offset by an increase in interest income of $4.4 million due to higher cash and investment balances in 2008. The decrease in the value of the warrant is mainly due to the decrease in the price of the customer’s ordinary shares underlying the warrant from the beginning of the period. The price of the customer’s ordinary shares was $40.56, $83.32, $34.61 and $34.01 at March 31, 2008, December 31, 2007, March 31, 2007 and December 2006, respectively.

	Three Months Ended March 31,
Income Taxes	2008	2007
Dollars in millions
Income Tax Expense	$60.7	$58.8
Effective Tax Rate	303.5%	30.2%

The income tax rate increased due to the non-taxable loss related to the mark-to-market adjustment to the customer warrant as discussed above. Excluding the effect from the warrant, the effective rate would have been 26.5%. The decrease to the effective rate excluding the warrant was a result of an increase in earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates offset by the effect of adjustments related to R&D credits.

FINANCIAL CONDITION

Cash and cash equivalents increased $120.4 million from $859.3 million at December 31, 2007 to $979.7 million at March 31, 2008. See additional discussion in Liquidity and Capital Resources below.

Short-term and long-term investments of $437.3 million at March 31, 2008 decreased $32.5 million from $469.8 million at December 31, 2007. This decrease was due to net sales of investments of $24.0 million during the quarter, with the remaining difference due to a net unrealized loss recorded to other comprehensive income as well as currency adjustments. As of March 31, 2008, MEMC reclassified $68.1 million of auction rate securities and an additional $50.9 million of corporate, asset-backed and mortgage-backed securities from current assets to non-current assets due to the current conditions in the general debt markets as further discussed in Note 6 to the Condensed Consolidated Financial Statements above as well as Liquidity and Capital Resources below.

Accounts receivable of $217.3 million at March 31, 2008 increased $19.4 million from $197.9 million at December 31, 2007. The increase was primarily attributable to the impact on accounts receivable of a mix of products and terms. Days’ sales outstanding was 40 days at March 31, 2008 compared to 34 days at December 31, 2007 based upon annualized sales.

Our inventories decreased $3.2 million to $33.2 million at March 31, 2008 from $36.4 million at December 31, 2007. Inventories primarily decreased as a result of the decrease in raw materials inventory. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, increased to 29 for the three month period ended March 31, 2008 compared to 27 for the three month period ended December 31, 2007. At March 31, 2008, we had approximately $10.9 million of inventory held on consignment, compared to $8.4 million at December 31, 2007.

Our net property, plant and equipment increased $69.5 million to $903.5 million over the prior year. The increase was primarily due to capital expenditures related to expansions at our plants in Pasadena, Texas, Hsinchu, Taiwan and Merano, Italy and foreign currency changes, offset by depreciation expense.

Accounts payable decreased $8.6 million to $159.7 million at March 31, 2008, compared to $168.3 million at the end of 2007. The decrease was primarily a result of decreased payables related to capital expenditures at March 31, 2008.

Short-term customer deposits increased $41.5 million to $163.5 million at March 31, 2008, primarily due to a reclassification from other long-term liabilities for the current portion of the refundable customer deposits related to long-term supply agreements, as well as additional refundable customer deposits received. These increases were slightly offset by repayments of refundable customer deposits as discussed in Liquidity and Capital Resources below.

Income taxes payable decreased $16.3 million to $59.6 million at March 31, 2008 compared to $75.9 million at the end of 2007. This decrease was primarily attributable to the utilization of foreign tax credits carried forward from prior years.

Other noncurrent liabilities totaled $204.2 million as of March 31, 2008 versus $204.6 million as of December 31, 2007. This decrease is mainly due to the previously recorded customer deposits becoming current as discussed above, offset by receipts of customer deposits related to long-term supply agreements and an increase of liabilities associated with deductions and tax credits claimed for tax purposes in prior years, along with accrued interest on the total reserve for unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 2008, we generated $197.2 million of cash from operating activities compared to $214.5 million in the three months ended March 31, 2007. This decrease was a result of changes in working capital offset by the increase in operating income. The change in working capital was primarily attributable to the timing of income tax payments as well as the utilization of additional tax attributes carried forward from prior years.

Cash used in investing activities increased to $57.9 million in the three months ended March 31, 2008 compared to $45.4 million in the three months ended March 31, 2007, primarily as a result of an increase in capital expenditures offset by an increase in net proceeds from investments. Capital expenditures in 2008 primarily relate to increasing our capacity and capability for polysilicon production and our next generation products.

Cash used in financing activities was $45.3 million in the three months ended March 31, 2008 compared to $86.0 million of cash provided in the three months ended March 31, 2007. The change in cash from financing activities was primarily related to repurchases of our common stock of $78.6 million during the first three months of 2008, partially offset by net proceeds received from refundable customer deposits related to long-term supply agreements of $17.5 million. Approximately $63.7 million was received in the quarter ended March 31, 2007 in connection with customer deposits related to long-term supply agreements. These deposits are returnable to the customer after two years, although such deposits are replaced each year with new deposits based on increased volume commitments stated in the agreements to reduce our risks associated with non-fulfillment of the agreements by the customers. In the first three months of 2008, the customers provided additional deposits of $99.1 million and $81.6 million of deposits collected in prior years were returned to the customers in accordance with the agreements. The receipt and payment of the deposits for each customer were netted into one cash transaction because the amounts receivable and payable were due at the same time.

We had no short-term borrowings outstanding at March 31, 2008, under approximately $52.5 million of short-term loan agreements. Of the $52.5 million committed short-term loan agreements, $18.0 million is unavailable because it relates to the issuance of third party letters of credit and forward contracts. Long-term borrowings outstanding were $35.0 million at March 31, 2008, under $277.7 million of committed long-term loan agreements. Of the $277.7 million committed long-term loan agreements, $112.4 million is unavailable because it relates to the issuance of third party letters of credit and forward contracts. Our weighted average cost of borrowing was 2.2% at March 31, 2008 and December 31, 2007.

On July 21, 2005, we entered into a Revolving Credit Agreement with National City Bank of the Midwest, US Bank National Association, and such other lending institutions as may from time to time become lenders (the “National City Agreement”). The National City Agreement was amended on December 20, 2006 to reduce the commitment fee and the interest spread on loans bearing interest at a rate determined by reference to the LIBOR rate, and to remove the pledge of the capital stock of certain of our domestic and foreign subsidiaries. The National City Agreement provides for a $200.0 million revolving credit facility and has a term of five years. Interest on borrowings under the National City Agreement would be payable based on our election at LIBOR plus an applicable margin (currently 0.34%) or at a defined prime rate plus an applicable margin (currently 0.0%). The National City Agreement also provides for us to pay various fees, including a commitment fee (currently 0.08%) on the lenders’ commitments. The National City Agreement contains covenants typical for credit arrangements of comparable size, such as minimum earnings before interest, taxes, depreciation and amortization and an interest coverage ratio. Our obligations under the National City Agreement are guaranteed by certain of our subsidiaries. At March 31, 2008, there were no borrowings outstanding under this credit facility, however, credit available under the facility has been reduced by $112.0 million related to the issuance of third party letters of credit.

As of March 31, 2008, we held $95.7 million of investments related to auction rate securities (ARS), net of temporary impairments of $1.6 million. The ARS are comprised of interest bearing state sponsored student loan revenue bonds and municipal bonds with varying maturity periods and typically provides short-term liquidity via an auction process that also resets the applicable interest rate at predetermined calendar intervals (typically every 7, 28 or 35 days). In the event of an auction failing to settle on its respective settlement date, these funds would remain invested at a “failed” interest rate which is typically higher than the previous market rate until the next successful auction. For those auctions that failed to settle, we will not be able to access those funds until the next successful auction, another buyer is found outside of the auction process, the issuer redeems the security or the security matures. As of March 31, 2008, MEMC reclassified $68.1 million of ARS from current assets to non-current assets due to unsuccessful auctions coupled with current conditions in the general debt markets which have created uncertainty as to when successful auctions will be reestablished. We do not anticipate having to sell these securities below par value in order to operate our business.

As of March 31, 2008, we held $272.9 million of investments, net of temporary impairments of $8.2 million, in a strategic investment portfolio with a major banking institution, primarily invested in corporate bonds and asset-backed and mortgage-backed securities. We believe the decline in fair value to be directly attributable to the current global credit conditions which we believe are temporary. However, for certain securities, we believe the time to reach the original carrying value to be greater than 12 months. Accordingly, we have reclassified $50.9 million of the portfolio from current assets to non-current assets.

See Critical Accounting Policies and Estimates related to our process of evaluating investments for impairment and balance sheet classification included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2007.

The current liquidity concerns in the credit and capital markets will not have a material impact on our liquidity and we believe that we have the financial resources needed to meet our business requirements for at least the next 12 months, including capital expenditures and working capital requirements.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, management has made its best estimates of certain amounts included in the financial statements. Application of these accounting policies, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. Our significant accounting policies are more fully described in Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2007. There have been no significant changes to our critical accounting estimates since December 31, 2007, except for fair value measurements.

Fair Value Measurements

We adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157) as of January 1, 2008. SFAS 157 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of MEMC. Unobservable inputs are inputs that reflect MEMC’s assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

•

Level 1—Valuations based on quoted prices in active markets for identical assets or liabilities that MEMC has the ability to access. Valuation adjustments and block discounts are not applied to Level 1 instruments. Because valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these instruments does not entail a significant degree of judgment.

•	Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This requirement was effective and adopted during our fiscal year ended December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This requirement becomes effective for fiscal years ending after December 15, 2008. We have not yet determined the impact the measurement date provision of SFAS 158 will have on our consolidated results of operations and financial condition.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The requirements of SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We have not yet determined the impact SFAS 160 will have on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our belief that based on our current cash, cash equivalents and investment and expected operating cash flows, the current liquidity concerns in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations; and our belief that we have the financial resources needed to meet business requirements for at least the next twelve months, including capital expenditure and working capital requirements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include market demand for wafers and semiconductors as well as polysilicon; utilization of manufacturing capacity; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment for both silicon wafers and polysilicon; supply chain difficulties or problems; interruption of production; delays in capacity expansion; customer acceptance of our new products; assumptions underlying management’s financial estimates; general economic conditions; actions by competitors, customers and suppliers; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in the composition of worldwide taxable income; the impact of competitive products and technologies; changes in interest and currency exchange rates and other risks described in MEMC’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2007.

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

We are subject to interest rate risk related to our cash equivalent and investment portfolio. To mitigate substantial risk associated with changes in interest rates, we seek to obtain fixed rate securities, actively manage our portfolio duration and diversify across different currencies. Our long-term debt is also at a fixed rate. In addition to interest rate risk on our cash equivalents and investments, we are subject to issuer credit risk because the value of our investments may change based on liquidity issues or adverse economic conditions affecting the creditworthiness of the issuers or group of issuers of the securities we may own. As of March 31, 2008, our investments were in corporate bonds and asset-backed and mortgage-backed securities and auction rate securities comprised of tax exempt municipal bonds and state sponsored student loan revenue bonds. Due to the continued liquidity conditions in the global credit markets and failed auctions for some of our auction rate securities, we reclassified certain debt securities with a fair value of $119.0 million from current assets to non-current assets.

With the receipt of the customer warrant and our investment in a customer’s stock, we are exposed to equity price risk. Our investment in a customer’s stock is carried at cost; however, the fair value of the investment fluctuates with the change in stock price. As noted in Results of Operations, we recorded a loss of $209.4 million related to the decline in fair value of a warrant for the three months ended March 31, 2008.

There has been no material change to MEMC’s market risks since December 31, 2007. Please refer to the our annual report on Form 10-K for the fiscal year ended December 31, 2007 for further discussion about market risk.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in MEMC’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, MEMC’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

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

On February 28, 2006, MEMC filed its Notice of Appeal with the U.S. Federal Circuit Court of Appeals in connection with two of the summary judgment rulings in favor of SUMCO in the First SUMCO Case related to the issue of enablement of the MEMC patent at issue in the case and the issue of exclusion of certain MEMC expert testimony and expert reports. MEMC and SUMCO filed their appellate briefs in this matter in 2006 and early 2007, and oral argument was held by the Federal Circuit on June 6, 2007. On September 20, 2007, the Federal Circuit reversed the summary judgment finding against MEMC on the issue of enablement, thereby vacating the judgment by the U.S. District Court below of the invalidity of the patent at issue in the case. The Federal Circuit did not reverse the judgment by the U.S. District Court excluding MEMC’s expert testimony and expert reports, and as a result, did not remand the case for further proceedings. On January 15, 2008, SUMCO petitioned the U.S. Supreme Court for the right to appeal the decision of the Federal Circuit below by filing a Writ of Certiorari with the U.S. Supreme Court. On March 3, 2008, the U.S. Supreme Court denied certiorari, thereby denying SUMCO the right to appeal, ending the First SUMCO Case.

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

S.O.I.TEC Silicon on Insulator Technologies S.A. and Soitec USA, Inc. vs. MEMC Electronic Materials, Inc.

On November 21, 2005, S.O.I.TEC Silicon on Insulator Technologies S.A. and Soitec USA, Inc. (“Soitec”) filed a Complaint for Declaratory Judgment against MEMC in the U.S. District Court for the District of Delaware (Civil Action No. 05-806) alleging invalidity and/or non-infringement of seven MEMC U.S. patents. In January 2006, MEMC filed a motion to dismiss with respect to six of the seven patents in the case, and also brought a counterclaim against Soitec for infringement in the United States by Soitec of the remaining U.S. patent. The parties subsequently agreed to the dismissal of six of the seven patents from the case. Soitec filed an amended complaint in April 2006, and MEMC filed its amended answer and counterclaim in May 2006. Although the case is still in the discovery stage, we believe that Soitec’s declaratory judgment action against us has no merit, and we are asserting a vigorous defense against that claim, as well as pursuing our counterclaim for infringement. In April 2008, the parties reached a confidential settlement of this U.S. case.

Also, on December 28, 2005, MEMC filed suit against Soitec in France for infringement by Soitec of three of MEMC’s foreign patents. This case remains in the early stages. In August 2007, the Lyon Court issued a stay in the lawsuit pending the outcome of certain Opposition Proceedings before the European Patent Office related to one of the three patents. MEMC requested the right to appeal this stay, which right the Lyon Court of Appeals granted in October 2007. In December 2007 and January 2008, the parties submitted briefs in connection with this appeal. A hearing on the appeal was held in April 2008, and a ruling on the appeal could occur as early as May 2008.

ASi Industries GmbH vs. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

On June 19, 2006, ASi Industries GmbH (“ASi”) filed a Complaint for Breach of Contract and Declaratory Judgment against MEMC in the U.S. District Court for the Eastern District of Missouri (Civil Action No. 4:06-CV-00951-CDP) alleging breach of contract by MEMC, unjust enrichment, tortious interference with ASi’s contracts, antitrust violations and seeking a declaratory judgment of non-infringement, all related to a purchase order agreement related to polysilicon. MEMC filed its answer and related counterclaims in August 2006. In November 2006, the District Court granted MEMC’s motion to dismiss ASi’s antitrust claims. ASi also agreed at that time to dismiss its unjust enrichment claims. We dismissed our counterclaims related to infringement in June 2007, and ASi dismissed its declaratory judgment claims in April 2007, in each case based on lack of jurisdiction. In April 2008, the parties reached a confidential settlement of this case.

Semi-Materials Co., Ltd. vs. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

On September 28, 2006, Semi-Materials Co., Ltd. (“Semi-Materials”) filed a Complaint for Breach of Contract against MEMC in the U.S. District Court for the Eastern District of Missouri (Case No. 4:06-CV-01426-FRB) alleging breach of contract by MEMC, unjust enrichment, fraud, conversion and seeking specific performance, all related to a series of purchase orders for chunk polysilicon and polysilicon solar ingot. MEMC filed its answer in the case in December 2006. The Court dismissed Semi-Materials’ conversion claim.

The parties entered into settlement discussions in November and December, 2007. Semi-Materials claims that a binding settlement was reached as a result of those discussions. MEMC denies Semi-Materials’ allegation that a binding settlement was reached. Semi-Materials moved the trial court to enforce the alleged settlement terms in January 2008. On March 17, 2008, the trial court sustained Semi-Materials’ motion and found that binding settlement terms had been reached as a result of the negotiations between Semi-Materials and MEMC. This decision has been appealed by MEMC to the United States Court of Appeals for the Eighth Circuit and the trial court’s order has been stayed pending that appeal.

On March 31, 2008, Semi-Materials and its affiliate SMC Shanghai (“SMC”) filed two additional lawsuits against MEMC, one in the United States District Court for the Southern District of Texas (Case No. 4:08-CV-00991) and another in the United States District Court for the Eastern District of Missouri (Case No. 4:08-CV-00434-FRB). In both cases, SMC alleges that MEMC Pasadena, Inc. (“MEMC Pasadena”) breached an agreement with SMC for SMC to act as MEMC’s exclusive sales agent in China; MEMC Pasadena breached an agreement with Semi-Materials for Semi-Materials to act as MEMC Pasadena’s exclusive sales agent in Korea; MEMC tortiously interfered with the purported sales agency agreements between MEMC Pasadena and SMC and Semi-Materials; and that MEMC tortiously interfered with a separate sales agency agreement Semi-Materials claims existed with an unrelated party. In the action filed in Missouri, Semi-Materials also claims that MEMC tortiously interfered with an expectancy for an on-going business relationship Semi-Materials claims existed with the unrelated party.

No discovery has been undertaken in the March 2008 actions filed in Texas or Missouri. Semi-Materials has requested consolidation of both of the later filed lawsuits into one action in the United States District Court, Eastern District of Missouri. If Semi-Materials prevails in the appeal in the first case, all causes of action related to the sales agency agreements alleged to exist between Semi-Materials and MEMC Pasadena in the later filed actions will be barred by the release from the first case.

We do not believe that the Semi-Materials cases, should they be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of these matters are unpredictable and the results of these cases could be unfavorable for MEMC.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31, 2008	1,082,823	$72.58	1,082,823	$310.3
February 1 to February 29, 2008	—	—	—	$310.3
March 1 to March 31, 2008	—	—	—	$310.3

Total	1,082,823	$72.58	1,082,823

Item 6.	Exhibits.

Exhibit Number	Description
3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3-(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3-(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

/s/ KENNETH H. HANNAH
May 8, 2008	Name:	Kenneth H. Hannah
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.