Form 10-Q
period 2008-06-30
MEMC ELECTRONIC MATERIALS INC
filed 2008-08-07
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at July 31, 2008 was 225,896,729.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$531.4	$472.7	$1,032.8	$913.1
Cost of goods sold	248.6	227.1	490.7	445.0

Gross profit	282.8	245.6	542.1	468.1
Operating expenses:
Marketing and administration	30.3	28.9	60.9	54.2
Research and development	10.0	9.4	20.3	18.9

Operating income	242.5	207.3	460.9	395.0
Non-operating (income) expense:
Interest expense	0.3	0.3	0.6	0.6
Interest income	(11.3)	(10.5)	(24.1)	(18.9)
Decline (increase) in fair value of warrant	12.3	(7.9)	221.7	(6.8)
Other, net	2.5	1.6	4.0	1.4

Total non-operating (income) expense	3.8	(16.5)	202.2	(23.7)

Income before income tax expense and minority interests	238.7	223.8	258.7	418.7
Income tax expense	61.2	58.9	121.9	117.7

Income before minority interests	177.5	164.9	136.8	301.0
Minority interests	(1.4)	(1.3)	(2.5)	(2.7)

Net income	$176.1	$163.6	$134.3	$298.3

Basic income per share	$0.77	$0.73	$0.59	$1.33

Diluted income per share	$0.76	$0.70	$0.58	$1.29

Weighted-average shares used in computing basic income per share	228.3	225.0	228.4	224.5

Weighted-average shares used in computing diluted income per share	230.7	232.5	231.1	232.1

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; In millions, except per share data)

	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,110.9	$859.3
Short-term investments	276.1	457.1
Accounts receivable, net	230.6	197.9
Inventories	33.9	36.4
Prepaid and other current assets	26.9	38.8

Total current assets	1,678.4	1,589.5
Investments	109.7	12.7
Property, plant and equipment, net of accumulated depreciation of $422.8 and $377.0 in 2008 and 2007, respectively	950.4	834.0
Deferred tax assets, net	100.6	89.3
Customer warrant	84.6	306.3
Other assets	56.7	55.4

Total assets	$2,980.4	$2,887.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$5.6	$5.3
Accounts payable	147.7	168.3
Accrued liabilities	53.8	40.8
Accrued wages and salaries	32.7	31.9
Customer deposits	168.0	122.0
Income taxes payable	42.7	75.9

Total current liabilities	450.5	444.2
Long-term debt, less current portion	24.5	25.6
Pension and post-employment liabilities	57.2	60.6
Deferred revenue	86.1	81.4
Other liabilities	238.4	204.6

Total liabilities	856.7	816.4

Minority interests	35.1	35.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding at 2008 and 2007	—	—
Common stock, $.01 par value, 300.0 shares authorized, 233.2 and 231.9 issued at 2008 and 2007, respectively	2.3	2.3
Additional paid-in capital	420.2	358.0
Retained earnings	1,894.8	1,760.5
Accumulated other comprehensive income	45.9	29.8
Treasury stock, 4.8 and 2.6 shares in 2008 and 2007, respectively	(274.6)	(115.6)

Total stockholders’ equity	2,088.6	2,035.0

Total liabilities and stockholders’ equity	$2,980.4	$2,887.2

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$134.3	$298.3
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	48.3	39.2
Minority interests	2.5	2.7
Stock-based compensation	22.2	15.2
Decline (increase) in fair value of warrant	221.7	(6.8)
Working capital and other	(26.8)	63.5

Net cash provided by operating activities	402.2	412.1

Cash flows from investing activities:
Proceeds from sale and maturities of investments	312.9	43.5
Purchases of investments	(240.2)	(144.4)
Capital expenditures	(169.2)	(101.8)

Net cash used in investing activities	(96.5)	(202.7)

Cash flows from financing activities:
Net proceeds from customer deposits related to long-term supply agreements	48.5	63.7
Principal payments on long-term debt	(2.9)	(2.5)
Excess tax benefits from stock-based compensation arrangements	18.6	28.1
Dividend to minority interest	(3.2)	(6.2)
Common stock repurchased	(154.9)	(4.8)
Proceeds from issuance of common stock	18.6	18.4

Net cash (used in) provided by financing activities	(75.3)	96.7

Effect of exchange rate changes on cash and cash equivalents	21.2	3.2

Net increase in cash and cash equivalents	251.6	309.3
Cash and cash equivalents at beginning of period	859.3	527.5

Cash and cash equivalents at end of period	$1,110.9	$836.8

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly the company’s financial position and results of operations and cash flows for the periods presented. MEMC has presented the condensed consolidated financial statements in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and consequently these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (US GAAP). These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2007, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

•

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Valuations for Level 2 assets are prepared on an individual asset basis using data obtained from recent transactions for identical securities in inactive markets or pricing data from similar assets in active and inactive markets.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheet at June 30, 2008:

Assets (liabilities) in millions	Total	Level 1	Level 2	Level 3
Available for sale investments	$330.0	$20.8	$202.3	$106.9
Currency forward contracts	(1.4)	(1.4)	—	—
Customer warrant	84.6	—	—	84.6

	$413.2	$19.4	$202.3	$191.5

The following table summarizes changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Available for Sale Investments	Customer Warrant
Balance at December 31, 2007	$26.8	$306.3
Total unrealized gains (losses):
Included in earnings	—	(221.7)
Included in other comprehensive income, net	(2.7)	—
Sales, redemptions and maturities	(7.1)	—
Transfers in and/or (out) of Level 3, net	89.9	—

Balance at June 30, 2008	$106.9	$84.6

Valuations of our Level 3 available for sale investments were performed using a discounted cash flow model which involved making assumptions about expected future cash flows based on estimates of current market interest rates. Our models include estimates of market data including yields or spreads of trading instruments that are believed to be similar or comparable, when available; and assumptions that are believed to be reasonable on nonobservable inputs. Such assumptions include the tax status (taxable vs. tax-exempt), type of security (type of issuer, collateralization, subordination, etc.), credit quality, duration, likelihood of redemption, insurance coverage and degree of liquidity in the current credit markets. Transfers in, net, since December 31, 2007, include $64.0 million of auction rate securities that have become inactive due to unsuccessful auctions and investments in debt instruments that no longer have observable market inputs and accordingly, whose fair values are now determined using a discounted cash flow model.

Customer warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of Suntech Power Holdings (Suntech), a customer, which was received at the same time that MEMC signed a long-term supply agreement with Suntech. We used a lattice model to determine the fair value of the Suntech warrant. Determining the appropriate fair value model and calculating the fair value of the warrant requires the making of estimates and assumptions, including Suntech’s stock price volatility, interest rate, dividends, marketability and expected return requirements. The Suntech warrant is considered a derivative and is accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and accordingly, changes in the value of the warrant are recorded in non-operating (income) expense.

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

(3) Comprehensive Income

Comprehensive income for the three months ended June 30, 2008 and 2007 was $157.1 million and $161.2 million, respectively. Comprehensive income for the three months ended June 30, 2008 included a loss on foreign currency translation adjustment of $19.1 million offset by a net unrealized loss on available for sale securities of $0.1 million. Comprehensive income for the six months ended June 30, 2008 was $150.4 million and included income from foreign currency translation adjustments of $19.1 million, offset by a net unrealized loss on available for sale securities of $3.0 million. Comprehensive income for the six months ended June 30, 2007 was $297.1 million. MEMC’s only adjustment from net income to comprehensive income in the three and six months ended June 30, 2007 was foreign currency translation adjustments.

(4) Earnings Per Share

For the three month periods ended June 30, 2008 and 2007, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$176.1	$176.1	$163.6	$163.6

EPS denominator:
Weighted average shares outstanding	228.3	228.3	225.0	225.0
Warrants	—	—	—	4.4
Stock options and restricted stock units	—	2.4	—	3.1

Total shares	228.3	230.7	225.0	232.5

Earnings per share	$0.77	$0.76	$0.73	$0.70

For the six month periods ended June 30, 2008 and 2007, basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$134.3	$134.3	$298.3	$298.3

EPS denominator:
Weighted average shares outstanding	228.4	228.4	224.5	224.5
Warrants	—	—	—	4.4
Stock options and restricted stock units	—	2.7	—	3.2

Total shares	228.4	231.1	224.5	232.1

Earnings per share	$0.59	$0.58	$1.33	$1.29

At June 30, 2008, MEMC had outstanding 7.8 million options, 0.4 million restricted stock units and no warrants. For the three months ended June 30, 2008 and 2007, 1.9 million and 0.8 million, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because their effect was antidilutive. For the six months ended June 30, 2008 and 2007, 1.8 million and 1.0 million shares, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because their effect was antidilutive.

(5) Inventories

Inventories consist of the following:

In millions	June 30, 2008	December 31, 2007
Raw materials and supplies	$14.2	$16.2
Goods in process	5.9	6.1
Finished goods	13.8	14.1

	$33.9	$36.4

(6) Investments

Investments consist of the following:

	As of June 30, 2008				As of December 31, 2007
Dollars in millions	Cost	Gross Unrealized Gain/(Loss) Recorded in Earnings	Gross Unrealized Loss in Other Comprehensive Income	Fair Value	Cost	Fair Value
Items measured at fair value on a recurring basis
Available for sale securities:
Corporate debt securities	$125.9	$—	$(2.0)	$123.9	$135.2	$134.2
Asset-backed securities	65.1	—	(2.4)	62.7	85.8	84.8
Mortgage-backed securities	61.7	—	(3.1)	58.6	82.8	80.5
Auction rate securities	77.7	—	(1.6)	76.1	111.7	111.7
Beneficiary certificates	8.7	—	—	8.7	9.6	9.6

	$382.2	$—	$(9.1)	$373.1	$461.4	$457.1

				Carrying Value		Carrying Value
Items measured at fair value on a recurring basis				$373.1		$457.1
Time deposits				43.1		36.3
Restricted equity investment at cost				12.7		12.7

Total investments				385.8		469.8
Less: short term investments				276.1		457.1

Non-current investments				$109.7		$12.7

As of June 30, 2008, we held $76.1 million of investments related to auction rate securities (ARS), net of temporary impairments of $1.6 million. The ARS are comprised of interest bearing state sponsored student loan revenue bonds and municipal bonds with varying maturity periods and typically provide short-term liquidity via an auction process that also resets the applicable interest rate at predetermined calendar intervals (typically every 7, 28 or 35 days). In the event of an auction failing to settle on its respective settlement date, these funds would remain invested at a “failed” interest rate which is typically higher than the previous market rate until the next successful auction. For those auctions that failed to settle, we will not be able to access those funds until the next successful auction, another buyer is found outside of the auction process, the issuer redeems the security or the security matures. As of December 31, 2007, none of our ARS had failed. Beginning in mid-February 2008, $61.8 million of our ARS did not successfully settle due to tightening credit markets and a lesser degree of liquidity in the overall marketplace. As of June 30, 2008, $64.0 million of ARS were classified as non-current assets due to unsuccessful auctions coupled with current conditions in the general debt markets which have created uncertainty as to when successful auctions will be reestablished. We do not anticipate having to sell these securities below amortized cost in order to operate our business.

As of June 30, 2008, we held $245.2 million of investments, net of temporary impairments of $7.5 million, in a strategic investment portfolio with a major banking institution, primarily invested in corporate bonds and asset-backed and mortgage-backed securities. As of December 31, 2007, we held $299.5 million of investments, net of temporary impairments of $4.3 million. We believe the decline in fair value to be directly attributable to the current global credit conditions which we believe are temporary. For certain securities, however, we believe the time to reach the original carrying value to be greater than 12 months and accordingly we have classified $33.0 million of the portfolio as non-current assets. We do not anticipate having to sell these securities below amortized cost in order to operate our business.

(7) Debt

There were no short-term borrowings outstanding at June 30, 2008, under approximately $51.7 million of short-term loan agreements. Of the $51.7 million committed short-term loan agreements, $14.6 million is unavailable because it relates to the issuance of third party letters of credit and foreign currency forward contracts.

Long-term borrowings outstanding were $30.2 million at June 30, 2008, under $272.7 million of long-term committed loan agreements. Of the $272.7 million committed long-term loan agreements, $112.6 million is unavailable because it relates to the issuance of third party letters of credit and foreign currency forward contracts.

(8) Stockholders’ Equity

For the three months ended June 30, 2008 and 2007, we repurchased 1.1 million and 0.1 million shares of our common stock at a total cost of $79.6 million and $4.8 million, respectively. For the six months ended June 30, 2008, we repurchased 2.2 million shares of our common stock at a total cost of $158.2 million. There were no share repurchases during the three months ended March 31, 2007. On July 22, 2008, our Board of Directors approved an additional $500 million increase in the size of our share repurchase program, increasing the total amount of the share repurchase program to $1 billion.

We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares and restricted stock units to employees, non-employee directors, and consultants. We issue new shares to satisfy stock option exercises. As of June 30, 2008, there were 9.6 million shares available for future grant under these plans.

Options to employees have generally been granted upon hire and on a semi-annual or annual timetable, usually with four-year ratable vesting, although certain grants have three, four or five-year cliff vesting or market conditions. No option has a term of more than 10 years.

The following table presents information regarding outstanding stock options as of June 30, 2008 and changes during the six months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2007	8,643,597	$30.72
Granted	810,185	73.05
Exercised	(1,246,580)	14.98
Forfeited	(399,006)	31.17
Expired	(715)	13.15

Outstanding at June 30, 2008	7,807,481	$37.63	$198.0	8 years

Options exercisable at June 30, 2008	869,560	$22.74	$33.9	7 years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the six months ended June 30, 2008 and 2007 was $70.1 million and $100.6 million, respectively. For the six months ended June 30, 2008 and 2007, cash received from option exercises under option plans was $18.6 million and $18.4 million, respectively and the actual tax benefit realized for the tax deductions from option exercises was $22.2 million and $33.2 million, respectively.

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

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
Risk-free interest rate	2.4%	4.8%
Expected stock price volatility	50.1%	50.5%
Expected term until exercise (years)	4	4
Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value per share of options granted was $30.28 and $22.77 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, $70.6 million of total unrecognized compensation cost related to stock options granted and outstanding as of June 30, 2008 is expected to be recognized over a weighted-average period of two years.

Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future, provided the stock unit is vested at the time. Restricted stock units granted to non-employee directors generally vest over a two-year period from the grant date. Restricted stock units granted to employees have ratable or cliff vesting and certain grants are subject to performance conditions established at the time of grant. Recipients of restricted stock units do not pay any cash consideration for the restricted stock units or the underlying shares, and do not have the right to vote or have any other rights of a shareholder until such time as the underlying shares of stock are distributed. The following table presents information regarding outstanding restricted stock units as of June 30, 2008 and changes during the six months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Life
Outstanding at December 31, 2007	226,038
Granted	248,729
Converted	(26,063)
Forfeited	(7,621)

Outstanding at June 30, 2008	441,083	$27.1	3 years

At June 30, 2008, there were no restricted stock units which were convertible into shares. The weighted-average fair value of restricted stock units per share on the date of grant was $70.25 and $48.91 for the six months ended June 30, 2008 and 2007, respectively. As of June 30, 2008, $9.7 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of three years.

Stock-based compensation expense for the three months ended June 30, 2008 and 2007 was $6.2 million and $5.1 million, net of income tax benefit of $3.4 million and $2.8 million, respectively. For the six months ended June 30, 2008 and 2007, stock-based compensation expense was $14.2 million and $9.8 million, net of income tax benefit of $7.9 million and $5.5 million, respectively. The amount of stock-based compensation cost capitalized into inventory at June 30, 2008 and 2007 was $0.1 million and $0.2 million, respectively.

(9) Income Taxes

During the three months ended June 30, 2008, we recorded an income tax provision of $61.2 million compared to $58.9 million for the three months ended June 30, 2007. The effective tax rate was 25.6% and 26.3% for the three months ended June 30, 2008 and 2007, respectively. The effective rate is lower than the statutory rate primarily due to earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates.

During the six months ended June 30, 2008, we recorded an income tax provision of $121.9 million compared to $117.7 million for the six months ended June 30, 2007. The effective tax rate was 47.1% and 28.1% for the six months ended June 30, 2008 and 2007, respectively. The 2008 effective rate included 21.7% related to the non-taxable loss for the mark-to-market adjustment associated with the Suntech warrant. The remaining decrease from the prior year was primarily attributable to a reduction in the effective tax rate as a result of an increase in earnings generated by foreign subsidiaries as noted above, partially offset by adjustments related to R&D credits for prior periods.

Unrecognized tax benefits increased $4.1 million during the three months ended June 30, 2008 due to accrued interest on the tax reserve for unrecognized tax benefits. The closure of the Internal Revenue Service examination in late July, 2008 included resolution of uncertain tax positions associated with the 2004 and 2005 audit years. In the third quarter, we anticipate recognizing a decrease to the reserve for uncertain tax positions of $78.5 million including related interest, reducing income tax expense by $38.2 million and increasing income taxes payable by $40.3 million, due to the closure of the 2004 and 2005 examination in the United States.

We operate in more than 10 countries and are subject to income taxes in the taxing jurisdictions in which we operate. We are subject to examination in various jurisdictions for the 2002 through 2007 tax years.

(10) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended June 30, 2008		Three Months Ended June 30, 2007		Six Months Ended June 30, 2008		Six Months Ended June 30, 2007
In millions	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service Cost	$0.7	$—	$0.8	$—	$1.5	$—	$1.6	$0.1
Interest Cost	2.5	0.4	2.4	0.3	5.1	0.8	4.8	0.7
Expected return on plan assets	(2.7)	—	(2.4)	—	(5.4)	—	(4.8)	—
Amortization of prior service costs	—	(0.1)	—	—	—	(0.2)	—	(0.4)
Net actuarial loss/(gain)	0.1	(0.2)	0.5	(0.2)	0.2	(0.4)	1.0	(0.3)

Net periodic postretirement benefit cost	$0.6	$0.1	$1.3	$0.1	$1.4	$0.2	$2.6	$0.1

(11) Commitments and Contingencies

Indemnification

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims.

Other

We are involved in various legal proceedings and other contingencies which arise in the ordinary course of business. Although it is not possible to predict the outcome of these matters, we believe that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations. In April 2008, we reached net favorable settlements in multiple outstanding legal proceedings resulting in an increase to operating income of approximately $4.5 million for the three months ended June 30, 2008.

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

OVERVIEW

We are a global leader in the manufacture and sale of wafers and have been a pioneer in the design and development of wafer technologies over the past four decades. With R&D and manufacturing facilities in the US, Europe and Asia Pacific, we enable the next generation of high performance semiconductor and solar applications. Our customers include major semiconductor device and solar cell manufacturers. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch) for semiconductor applications and 156 millimeter wafers for solar applications. Depending on market conditions, we also sell intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers to semiconductor device and equipment makers, solar customers, flat panel and other industries.

Despite some unanticipated manufacturing events, we demonstrated solid financial results in the second quarter of 2008, with continuing improvement in sales, gross profit and operating income both sequentially and when compared to the second quarter of 2007. Compared to the second quarter of 2007, sales increased 12.4% with gross profit and operating income increasing 15.1% and 17.0%, respectively. Compared to the first quarter of 2008, sales increased 6.0% with gross profit and operating income increasing by 9.1% and 11.0%, respectively. Cash flow generation continued to be strong with cash, cash equivalents and investment balances reaching $1.5 billion.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2008	2007	2008	2007
Dollars in millions
Net Sales	$531.4	$472.7	$1,032.8	$913.1
Percentage Change	12.4%	27.6%	13.1%	28.2%

In both the three months and six months ended June 30, 2008, the increase in net sales was driven by overall increases in volume, which was primarily attributable to 156 millimeter and 300 millimeter wafer shipments, slightly offset by decreases in all other volumes. The remaining increase in our sales was primarily attributable to pricing for intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers, offset slightly by price decreases for semiconductor wafers. Our overall wafer average selling prices for the three and six months ended June 30, 2008 were approximately 38% and 41% lower than the average selling prices for the 2007 periods due to a change in mix, which was primarily attributable to the increase in 156 millimeter wafer shipments in 2008 which have a lower average selling price per wafer.

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit	2008	2007	2008	2007
Dollars in millions
Cost of Goods Sold	$248.6	$227.1	$490.7	$445.0
Gross Profit	282.8	245.6	542.1	468.1
Gross Margin Percentage	53.2%	52.0%	52.5%	51.3%

These improvements in gross profit dollars and gross margin percentages were primarily due to increased wafer volumes and improved mix of 156 millimeter wafers and 300 millimeter wafers, as well as increased pricing on intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers, partially offset by lower semiconductor wafer pricing.

	Three Months Ended June 30,		Six Months Ended June 30,
Marketing and Administration	2008	2007	2008	2007
Dollars in millions
Marketing and Administration	$30.3	$28.9	$60.9	$54.2
As a Percentage of Net Sales	5.8%	6.1%	5.9%	5.9%

The increase in marketing and administration expenses for the three months ended June 30, 2008 compared to the prior year period was primarily a result of one-time termination benefits for headcount reductions at a foreign site of approximately $3.2 million, increased payroll costs of $1.1 million and additional stock option expense of $1.2 million, partially offset by a favorable legal settlement. The increase for the six months ended June 30, 2008 versus the prior year period was primarily due to the one-time termination benefits noted above and additional stock option expense of $5.6 million, offset by net favorable legal settlements of $4.3 million. The increase in stock option expense is due to the adjustment of estimated forfeitures rates and new option grants during the quarter ended March 31, 2008.

	Three Months Ended June 30,		Six Months Ended June 30,
Research and Development	2008	2007	2008	2007
Dollars in millions
Research and Development	$10.0	$9.4	$20.3	$18.9
As a Percentage of Net Sales	1.9%	2.0%	2.0%	2.1%

R&D consisted mainly of product and process development efforts to increase our capability in the areas of flatness, particles and crystal defectivity. R&D expenditures were consistent with the same period in the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
Non-operating (Income) Expense	2008	2007	2008	2007
Dollars in millions
Non-operating (Income) Expense	$3.8	$(16.5)	$202.2	$(23.7)

The change in non-operating (income) expense for the three months ended June 30, 2008 compared to the prior year period was primarily due to the loss recorded for the mark-to-market adjustment for the Suntech warrant of $12.3 million in the current year compared to a warrant gain of $7.9 million for the same period in 2007. The change in non-operating (income) expense for the six months ended June 30, 2008 was primarily due to the loss recorded for the mark-to-market adjustment for the warrant of $221.7 million in the current year compared to a gain of $6.8 million in the prior year period. The decrease in the value of the warrant is mainly due to the decrease in the price of Suntech’s ordinary shares underlying the warrant from the beginning of the period. The quoted market price of Suntech’s ordinary shares was $37.46, $82.32, $36.19 and $34.01 at June 30, 2008, December 31, 2007, June 30, 2007 and December 31, 2006, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Income Taxes	2008	2007	2008	2007
Dollars in millions
Income Tax Expense	$61.2	$58.9	$121.9	$117.7
Income Tax Rate as a % of Income before Income Taxes	25.6%	26.3%	47.1%	28.1%

The income tax rate of 47.1% for the six months ended June 30, 2008 included 21.7% related to the non-taxable loss for the mark-to-market adjustment associated with the Suntech warrant as discussed above. The remaining decrease to the effective rate excluding the warrant was a result of an increase in earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates offset by the effect of adjustments related to R&D credits. The closure of the Internal Revenue Service examination in late July, 2008 included resolution of uncertain tax positions associated with the 2004 and 2005 audit years. In the third quarter, we anticipate recognizing a decrease to the reserve for uncertain tax positions of $78.5 million including related interest, reducing income tax expense by $38.2 million and increasing income taxes payable by $40.3 million, due to the closure of the 2004 and 2005 examination in the United States.

FINANCIAL CONDITION

Cash and cash equivalents increased $251.6 million from $859.3 million at December 31, 2007 to $1,110.9 million at June 30, 2008. See additional discussion in Liquidity and Capital Resources below.

Short-term and long-term investments of $385.8 million at June 30, 2008 decreased $84.0 million from $469.8 million at December 31, 2007. This decrease was primarily due to net sales of investments of $72.7 million during the quarter associated with successful auctions of our ARS coupled with the redemption of debt instruments that have matured where the proceeds were held as cash and cash equivalents. The decrease in short and long-term investments was also attributable to a slight increase in unrealized temporary losses recorded to other comprehensive income and currency adjustments. As of June 30, 2008, MEMC classified $64.0 million of auction rate securities and an additional $33.0 million of corporate, asset-backed and mortgage-backed securities as non-current assets due to the current conditions in the general debt markets as further discussed in Note 6 to the Condensed Consolidated Financial Statements above as well as Liquidity and Capital Resources below.

Accounts receivable of $230.6 million at June 30, 2008 increased $32.7 million from $197.9 million at December 31, 2007. The increase was primarily attributable to the impact on accounts receivable of a mix of products and terms. Days’ sales outstanding was 40 days at June 30, 2008 compared to 34 days at December 31, 2007 based upon annualized sales.

Our inventories decreased $2.5 million to $33.9 million at June 30, 2008 from $36.4 million at December 31, 2007. Inventories primarily decreased as a result of the decrease in raw materials inventory. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, increased to 29 for the three month period ended June 30, 2008 compared to 27 for the three month period ended December 31, 2007. At June 30, 2008, we had approximately $9.9 million of inventory held on consignment, compared to $8.4 million at December 31, 2007.

Our net property, plant and equipment increased $116.4 million to $950.4 million over the prior year. The increase was primarily due to capital expenditures related to expansions at our plants in Pasadena, Texas, Hsinchu, Taiwan and Merano, Italy and foreign currency changes, offset by depreciation expense.

Customer warrant decreased to $84.6 million at June 30, 2008 from $306.3 million at December 31, 2007. The decrease was primarily due to the decline in the estimated fair value of the Suntech warrant of $221.7 million.

Accounts payable decreased $20.6 million to $147.7 million at June 30, 2008, compared to $168.3 million at the end of 2007. The decrease was primarily a result of decreased payables related to capital expenditures at June 30, 2008.

Short-term customer deposits increased $46.0 million to $168.0 million at June 30, 2008, primarily due to additional deposits received for long term supply agreements.

Income taxes payable decreased $33.2 million to $42.7 million at June 30, 2008 compared to $75.9 million at the end of 2007. This decrease was primarily attributable to tax payments during the period offset by tax expense.

Other noncurrent liabilities totaled $238.4 million as of June 30, 2008 versus $204.6 million as of December 31, 2007. This increase is mainly due to an increase of $36.0 million in reserves for uncertain tax positions due to adjustments related to deductions and tax credits claimed for tax purposes in prior years along with accrued interest on the total reserve for unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 2008, we generated $402.2 million of cash from operating activities compared to $412.1 million in the six months ended June 30, 2007. This decrease was primarily the result of increases in working capital.

Cash used in investing activities decreased to $96.5 million in the six months ended June 30, 2008 compared to $202.7 million in the six months ended June 30, 2007. Capital expenditures in 2008 primarily relate to increasing our capacity and capability for polysilicon production and our next generation products. For the six months ended June 30, 2008, approximately $169.2 million was spent on capital expenditures. This outflow was offset by proceeds from redemptions or sales of our investments of approximately $72.7 million.

Cash used in financing activities was $75.3 million in the six months ended June 30, 2008 compared to $96.7 million of cash provided in the six months ended June 30, 2007. The change in cash from financing activities was primarily related to cash used to repurchase our common stock of $154.9 million during the first six months of 2008 and lower net proceeds received from refundable customer deposits related to long-term supply agreements of $15.2 million. These deposits are returnable to the customer after two years, although such deposits are replaced each year with new deposits based on increased volume commitments stated in the agreements to reduce our risks associated with non-fulfillment of the agreements by the customers. In the first six months of 2008, the customers provided additional deposits of $130.1 million, and $81.6 million of deposits collected in prior years were returned to the customers in accordance with the agreements. The receipt and payment of the deposits for each customer were netted into one cash transaction because the amounts receivable and payable were due at the same time. On July 22, 2008, our Board of Directors approved an additional $500 million increase in the size of our share repurchase program, increasing the total amount of the share repurchase program to $1 billion.

We had no short-term borrowings outstanding at June 30, 2008, under approximately $51.7 million of short-term loan agreements. Of the $51.7 million committed short-term loan agreements, $14.6 million is unavailable because it relates to the issuance of third party letters of credit and foreign currency forward contracts. Long-term borrowings outstanding were $30.2 million at June 30, 2008, under $272.7 million of committed long-term loan agreements. Of the $272.7 million committed long-term loan agreements, $112.6 million is unavailable because it relates to the issuance of third party letters of credit and foreign currency forward contracts. Our weighted average cost of borrowing was 2.2% at June 30, 2008 and December 31, 2007.

On July 21, 2005, we entered into a Revolving Credit Agreement with National City Bank of the Midwest, US Bank National Association, and such other lending institutions as may from time to time become lenders (the “National City Agreement”). The National City Agreement was amended on December 20, 2006 to reduce the commitment fee and the interest spread on loans bearing interest at a rate determined by reference to the LIBOR rate, and to remove the pledge of the capital stock of certain of our domestic and foreign subsidiaries. The National City Agreement provides for a $200.0 million revolving credit facility and has a term of five years. Interest on borrowings under the National City Agreement would be payable based on our election at LIBOR plus an applicable margin (currently 0.34%) or at a defined prime rate plus an applicable margin (currently 0.0%). The National City Agreement also provides for us to pay various fees, including a commitment fee (currently 0.08%) on the lenders’ commitments. The National City Agreement contains covenants typical for credit arrangements of comparable size, such as minimum earnings before interest, taxes, depreciation and amortization and an interest coverage ratio. Our obligations under the National City Agreement are guaranteed by certain of our subsidiaries. At June 30, 2008, there were no borrowings outstanding under this credit facility, however, credit available under the facility has been reduced by $112.1 million related to the issuance of third party letters of credit.

As of June 30, 2008, we held $76.1 million of investments related to auction rate securities (ARS), net of temporary impairments of $1.6 million. The ARS are comprised of interest bearing state sponsored student loan revenue bonds and municipal bonds with varying maturity periods and typically provides short-term liquidity via an auction process that also resets the applicable interest rate at predetermined calendar intervals (typically every 7, 28 or 35 days). The student loan revenue bonds are collateralized and serviced by underlying student loans and the municipal bonds are serviced through revenue generated by the issuing municipal entity. In the event of an auction failing to settle on its respective settlement date, these funds would remain invested at a “failed” interest rate which is typically higher than the previous market rate until the next successful auction. For those auctions that failed to settle, we will not be able to access those funds until the next successful auction, another buyer is found outside of the auction process, the issuer redeems the security or the security matures. As of December 31, 2007, none of our ARS had failed. Beginning in mid-February 2008, $61.8 million of our ARS did not successfully settle due to tightening credit markets and a lesser degree of liquidity in the overall marketplace. As of June 30, 2008, MEMC has classified $64.0 million of ARS as non-current assets due to unsuccessful auctions coupled with current conditions in the general debt markets which have created uncertainty as to when successful auctions will be reestablished. We do not anticipate having to sell these securities below amortized cost in order to operate our business. The ARS are insured through two different monoline insurers that presently maintain a credit rating of AAA by S&P, Moody’s and/or Fitch as of June 30, 2008 or by a U.S. government backed student loan program.

As of June 30, 2008, we held $245.2 million of investments, net of temporary impairments of $7.5 million, in a strategic investment portfolio with a major banking institution, primarily invested in corporate bonds and asset-backed and mortgage-backed securities. As of December 31, 2007, we held $299.5 million of investments, net of temporary impairments of $4.3 million. A majority of these investments maintain a floating interest rate based on a range of spreads to the one and three month LIBOR rate. We believe the decline in fair value to be directly attributable to the current global credit conditions which we believe are temporary. However, for certain securities, we believe the time to reach the original carrying value to be greater than 12 months. Accordingly, we have classified $33.0 million of the portfolio as non-current assets. We do not anticipate having to sell these securities below amortized cost in order to operate our business. The asset backed securities are collateralized by various types of assets including auto, consumer, home equity, student loan and credit card loans. The collateralized mortgage obligations are collateralized primarily by residential mortgages. Many of these issuances have varying tranches and subordinations. Our investments are typically in investment grade and more senior, higher priority tranches.

The fair value of the Level 3 investments are estimated based on varying assumptions. The value of the ARS, CMO and ABS investments may fluctuate based on these assumptions, which include the tax status (taxable vs. tax-exempt), type of security (type of issuer, collateralization, subordination, etc.), credit quality, duration, likelihood of redemption, insurance coverage and degree of liquidity in the current credit markets. Due to the lack of observable inputs, active markets or transparency to the underlying assets, we may rely on qualitative factors to estimate the fair values of the investments, including general macro-economic information and other data supplied by our investment advisers and brokers.

The credit ratings for our investments in debt instruments as of June 30, 2008 are as follows:

Dollars in millions	Fair Value	Credit Ratings
		AAA	AA+ to A-	BBB+ and Below
Corporate debt securities	$123.9	$27.4	$90.3	$6.2
Asset-backed securities	62.7	49.6	11.8	1.3
Mortgage-backed securities	58.6	51.4	7.2	—
Auction rate securities	76.1	76.1	—	—

	$321.3	$204.5	$109.3	$7.5

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

•

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Valuations for Level 2 assets are prepared on an individual asset basis using data obtained from recent transactions for identical securities in inactive markets or pricing data from similar assets in active and inactive markets.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Valuations of our Level 3 available for sale investments are performed using a discounted cash flow model, which involves making assumptions about expected future cash flows based on estimates of current market interest rates. Our models include estimates of market data including yields or spreads of trading instruments that are believed to be similar or comparable, when available; and assumptions that are believed to be reasonable on nonobservable inputs. Such assumptions include the tax status (taxable vs. tax-exempt), type of security (type of issuer, collateralization, subordination, etc.), credit quality, duration, likelihood of redemption, insurance coverage and degree of liquidity in the current credit markets.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our belief that based on our current cash, cash equivalents and investment and expected operating cash flows, the current liquidity concerns in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations; our belief that we have the financial resources needed to meet business requirements for at least the next twelve months, including capital expenditure and working capital requirements and our belief that we will not have to sell securities held as non-current assets below amortized cost in order to operate our business. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include market demand for wafers and semiconductors as well as polysilicon; utilization of manufacturing capacity; good working order of our manufacturing facilities; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment for both silicon wafers and polysilicon; supply chain difficulties or problems; interruption of production; delays in capacity expansion; customer acceptance of our new products; assumptions underlying management’s financial estimates; general economic conditions; actions by competitors, customers and suppliers; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in the composition of worldwide taxable income; the impact of competitive products and technologies; changes in interest and currency exchange rates and other risks described in MEMC’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2007.

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

We are subject to interest rate risk related to our cash equivalent and investment portfolio. To mitigate substantial risk associated with changes in interest rates, we seek to obtain fixed rate securities, actively manage our portfolio duration and diversify across different currencies. Our long-term debt is also at a fixed rate. In addition to interest rate risk on our cash equivalents and investments, we are subject to issuer credit risk because the value of our investments may change based on liquidity issues or adverse economic conditions affecting the creditworthiness of the issuers or group of issuers of the securities we may own. As of June 30, 2008, our investments were in corporate bonds and asset-backed and mortgage-backed securities and auction rate securities comprised of tax exempt municipal bonds and state sponsored student loan revenue bonds. Due to the continued liquidity conditions in the global credit markets and failed auctions for some of our auction rate securities at June 30, 2008, we classified certain debt securities with a fair value of $97.0 million as non-current assets.

With the receipt of the customer warrant and our investment in a customer’s stock, we are exposed to equity price risk. Our investment in a customer’s stock is carried at cost; however, the fair value of the investment fluctuates with the change in stock price. As noted in Results of Operations, we recorded a loss of $12.3 million and $221.7 million related to the decline in fair value of a warrant for the three and six months ended June 30, 2008, respectively.

There has been no material change to MEMC’s market risks since December 31, 2007. Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2007 for further discussion about market risk.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in MEMC’s internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, MEMC’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

S.O.I.TEC Silicon on Insulator Technologies S.A. vs. MEMC Electronic Materials, Inc.

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

On December 28, 2005, MEMC filed suit against S.O.I.TEC Silicon on Insulator Technologies S.A. (“Soitec”) in France for infringement by Soitec of three of MEMC’s foreign patents. In August 2007, the Lyon Court issued a stay in the lawsuit pending the outcome of certain Opposition Proceedings before the European Patent Office related to one of the three patents. MEMC requested the right to appeal this stay, which right the Lyon Court of Appeals granted in October 2007. In May 2008, the Lyon Court of Appeals upheld the granting of the stay by the lower court. As a result, this case will remain stayed until the Opposition Proceedings before the European Patent Office related to one of the three patents are complete.

On May 19, 2008, Soitec and Commissariat A L’Energie Atomique (“CEA”) filed a complaint for patent infringement against MEMC in the U.S. District Court for the District of Delaware (Civil Action No. 08-292) alleging infringement, including willful infringement, by MEMC of three U.S. patents related to silicon-on-insulator (SOI) technology, and requested damages and an injunction preventing further infringement of the three patents listed in Soitec’s Complaint. On July 9, 2008, MEMC filed a motion to dismiss the complaint, or in the alternative, for a more definite statement. Although the case is still in the initial pleading stage (MEMC has not filed an answer), we believe that Soitec’s suit against us alleging infringement of the three patents named in the complaint has no merit, and we are asserting a vigorous defense against these claims. We do not believe that this Soitec case, should it be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of these matters are unpredictable and the results of these cases could be unfavorable for MEMC.

Semi-Materials Co., Ltd. vs. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

On September 28, 2006, Semi-Materials Co., Ltd. (“Semi-Materials”) filed a complaint against MEMC in the U.S. District Court for the Eastern District of Missouri (Case No. 4:06-CV-01426-FRB) alleging breach of contract, unjust enrichment, fraud, and conversion, and seeking specific performance, all related to a series of purchase orders for chunk polysilicon and polysilicon solar ingot. MEMC filed its answer in the case in December 2006. On MEMC’s motion, the Court dismissed Semi-Materials’ conversion claim.

The parties entered into settlement discussions in November and December, 2007. Semi-Materials claims that a binding settlement was reached as a result of those discussions. MEMC denies Semi-Materials’ allegation that a binding settlement was reached. Semi-Materials moved the trial court to enforce the alleged settlement terms in January 2008. On March 17, 2008, the trial court sustained Semi-Materials’ motion and found that binding settlement terms had been reached as a result of the negotiations between Semi-Materials and MEMC. This decision has been appealed by MEMC to the United States Court of Appeals for the Eighth Circuit and enforcement of the trial court’s order has been stayed pending that appeal. As of July 17, 2008, the appeal is fully briefed. The Eighth Circuit is expected to set a date for oral argument, but may decide the appeal on the briefs. On March 31, 2008, Semi-Materials and its affiliate SMC Shanghai (“SMC”) filed two additional lawsuits against MEMC, one in the United States District Court for the Southern District of Texas (Case No. 4:08-CV-00991) and another in the United States District Court for the Eastern District of Missouri (Case No. 4:08-CV-00434-JCH). In both cases, SMC alleges that: (i) MEMC Pasadena, Inc. (“MEMC Pasadena”) breached an agreement with SMC for SMC to act as MEMC’s exclusive sales agent in China; (ii) MEMC Pasadena breached an agreement with Semi-Materials for Semi-Materials to act as MEMC Pasadena’s exclusive sales agent in Korea; (iii) MEMC tortiously interfered with the purported sales agency agreements between MEMC Pasadena and SMC and Semi-Materials; and (iv) MEMC tortiously interfered with a separate sales agency agreement Semi-Materials claims existed with an unrelated party. In the action filed in Missouri, Semi-Materials also claims that MEMC tortiously interfered with an expectancy for an on-going business relationship Semi-Materials claims existed with the unrelated party.

No discovery has been undertaken in the March 2008 actions filed in Texas or Missouri. The Texas action has been stayed pending resolution of the appeal in the first case. Discovery is expected to begin in the Missouri action in August 2008. If Semi-Materials prevails in the appeal in the first case, all causes of action related to the sales agency agreements alleged to exist between Semi-Materials or SMC and MEMC Pasadena in the later filed actions will be barred by the release arising from the alleged settlement in the first case.

We do not believe that the Semi-Materials cases, should they ultimately be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of these matters are unpredictable and the results of these cases could be unfavorable for MEMC.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Cautionary Statements Regarding Forward Looking Statements” above and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30, 2008	1,015,686	$72.03	1,015,686	$237,107,912
May 1 to May 31, 2008	—	—	—	$237,107,912
June 1 to June 30, 2008	104,100	61.86	104,100	$230,667,923

Total	1,119,786	$71.08	1,119,786

Item 4.	Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Stockholders held on April 23, 2008 and received the votes set forth below:

1.	The following individuals were elected to serve as Class I directors for a term expiring in 2011, receiving the number of votes set forth below:

	Votes For	Votes Withheld
Peter Blackmore	194,022,143	4,458,460
Nabeel Gareeb	193,964,505	4,516,098
Marshall Turner	193,401,890	5,078,713

2.	A proposal to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm was approved, receiving 192,594,361 votes for, and 4,157,892 votes against, with 1,728,349 abstentions and 0 broker non-votes.

Item 6.	Exhibits.

Exhibit Number	Description
3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3-(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3-(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

10.49	Amended and Restated STF Supply Agreement, dated as of April 30, 2007, by and among MEMC Electronic Materials, Inc., PCS Phosphate Company, Inc. and PCS Sales (USA), Inc.*

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of this document have been requested or granted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

/s/ KENNETH H. HANNAH
August 7, 2008	Name:	Kenneth H. Hannah
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description
10.49	Amended and Restated STF Supply Agreement, dated as of April 30, 2007, by and among MEMC Electronic Materials, Inc., PCS Phosphate Company, Inc. and PCS Sales (USA), Inc.*

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of this document have been requested or granted.