Form 10-Q
period 2008-09-30
MEMC ELECTRONIC MATERIALS INC
filed 2008-11-06
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at October 31, 2008 was 224,452,137.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited; In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$546.0	$472.8	$1,578.8	$1,385.9
Cost of goods sold	276.3	234.0	767.0	679.0

Gross profit	269.7	238.8	811.8	706.9
Operating expenses:
Marketing and administration	31.9	28.8	92.8	83.0
Research and development	10.3	9.9	30.6	28.8

Operating income	227.5	200.1	688.4	595.1
Non-operating (income) expense:
Interest expense	0.8	0.5	1.4	1.1
Interest income	(11.2)	(12.1)	(35.3)	(31.0)
Decline (increase) in fair value of warrant	9.6	(9.3)	231.3	(16.1)
Other, net	6.6	0.1	10.6	1.5

Total non-operating (income) expense	5.8	(20.8)	208.0	(44.5)

Income before income tax expense and minority interests	221.7	220.9	480.4	639.6
Income tax expense	38.1	69.7	160.0	187.4

Income before minority interests	183.6	151.2	320.4	452.2
Minority interests	(0.8)	0.3	(3.3)	(2.4)

Net income	$182.8	$151.5	$317.1	$449.8

Basic income per share	$0.81	$0.67	$1.39	$2.00

Diluted income per share	$0.80	$0.65	$1.38	$1.94

Weighted-average shares used in computing basic income per share	226.3	225.0	227.7	224.7

Weighted-average shares used in computing diluted income per share	227.6	232.3	230.0	232.2

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; In millions, except per share data)

	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$932.3	$859.3
Short-term investments	187.3	457.1
Accounts receivable, net	239.6	197.9
Inventories	41.1	36.4
Prepaid and other current assets	28.4	38.8

Total current assets	1,428.7	1,589.5
Investments	317.8	12.7
Property, plant and equipment, net of accumulated depreciation of $437.2 and $377.0 in 2008 and 2007, respectively	976.4	834.0
Deferred tax assets, net	89.8	89.3
Customer warrant	75.0	306.3
Other assets	97.1	55.4

Total assets	$2,984.8	$2,887.2

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$5.7	$5.3
Accounts payable	141.2	168.3
Accrued liabilities	65.0	40.8
Accrued wages and salaries	32.1	31.9
Customer deposits	209.8	122.0
Income taxes payable	69.3	75.9

Total current liabilities	523.1	444.2
Long-term debt, less current portion	24.6	25.6
Pension and post-employment liabilities	42.0	60.6
Deferred revenue	89.7	81.4
Other liabilities	190.0	204.6

Total liabilities	869.4	816.4

Minority interests	35.9	35.8
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding at 2008 and 2007	—	—
Common stock, $.01 par value, 300.0 shares authorized, 233.2 and 231.9 issued at 2008 and 2007, respectively	2.3	2.3
Additional paid-in capital	431.6	358.0
Retained earnings	2,077.6	1,760.5
Accumulated other comprehensive (loss) income	(30.2)	29.8
Treasury stock, 7.3 and 2.6 shares in 2008 and 2007, respectively	(401.8)	(115.6)

Total stockholders’ equity	2,079.5	2,035.0

Total liabilities and stockholders’ equity	$2,984.8	$2,887.2

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$317.1	$449.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	75.6	59.9
Minority interests	3.3	2.4
Stock-based compensation	34.1	23.7
Decline (increase) in fair value of warrant	231.3	(16.1)
Pension and post-employment liabilities	(68.1)	(9.7)
Working capital and other	(75.8)	168.7

Net cash provided by operating activities	517.5	678.7

Cash flows from investing activities:
Proceeds from sale and maturities of investments	377.6	46.4
Purchases of investments	(448.9)	(157.6)
Capital expenditures	(242.3)	(173.1)
Other	—	0.5

Net cash used in investing activities	(313.6)	(283.8)

Cash flows from financing activities:
Net proceeds from customer deposits related to long-term supply agreements	138.0	111.8
Principal payments on long-term debt	(2.9)	(2.5)
Excess tax benefits from stock-based compensation arrangements	19.0	32.5
Dividend to minority interest	(3.2)	(6.2)
Common stock repurchased	(285.5)	(48.3)
Proceeds from issuance of common stock	19.8	26.8

Net cash (used in) provided by financing activities	(114.8)	114.1

Effect of exchange rate changes on cash and cash equivalents	(16.1)	15.8

Net increase in cash and cash equivalents	73.0	524.8
Cash and cash equivalents at beginning of period	859.3	527.5

Cash and cash equivalents at end of period	$932.3	$1,052.3

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly the company’s financial position and results of operations and cash flows for the periods presented. MEMC has presented the condensed consolidated financial statements in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and consequently these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (US GAAP). These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2007, which contains MEMC’s audited financial statements for such year and the related management’s discussion and analysis of financial condition and results of operations. Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

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

(2) Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (SFAS 157), which establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB FSP 157-2 which delays the effective date of SFAS 157 for certain nonfinancial assets and nonfinancial liabilities, until fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that SFAS 157 will have on our consolidated financial statements related to non-financial assets and liabilities. Effective January 1, 2008, we adopted SFAS 157 for financial assets and liabilities recognized at fair value on a recurring basis which did not have a material impact on our consolidated financial position, results of operations or cash flows. In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in cases where a market is not active. MEMC has considered the guidance provided by FSP 157-3 in our determination of estimated fair values for our investments as of September 30, 2008.

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

The following table summarizes the financial instruments measured at fair value on a recurring basis in the accompanying condensed consolidated balance sheet at September 30, 2008:

Assets (liabilities) in millions	Total	Level 1	Level 2	Level 3
Available for sale investments	$457.1	$196.6	$158.7	$101.8
Currency forward contracts	(0.4)	(0.4)	—	—
Customer warrant	75.0	—	—	75.0

	$531.7	$196.2	$158.7	$176.8

The following table summarizes changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2008:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Available for Sale Investments	Customer Warrant
Balance at December 31, 2007	$26.8	$306.3
Total unrealized gains (losses):
Included in earnings	(5.8)	(231.3)
Included in other comprehensive income, net	(1.6)	—
Sales, redemptions and maturities	(28.7)	—
Transfers in and/or (out) of Level 3, net	111.1	—

Balance at September 30, 2008	$101.8	$75.0

Valuations of our Level 3 available for sale investments were performed using a discounted cash flow model which involved making assumptions about expected future cash flows based on estimates of current market interest rates. Our models include estimates of market data including yields or spreads of trading instruments that are believed to be similar or comparable, when available; and assumptions that are believed to be reasonable on nonobservable inputs. Such assumptions include the tax status (taxable vs. tax-exempt), type of security (type of issuer, collateralization, subordination, etc.), credit quality, duration, likelihood of redemption, insurance coverage and degree of liquidity in the current credit markets. Transfers in, net, since December 31, 2007, include $52.9 million of auction rate securities that have become inactive due to unsuccessful auctions and investments in debt instruments that no longer have observable market inputs and accordingly, whose fair values are now determined using a discounted cash flow model.

Customer warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of Suntech Power Holdings (Suntech), a customer, which was received at the time that MEMC signed a long-term supply agreement with Suntech. We used a lattice model to determine the fair value of the Suntech warrant. Determining the appropriate fair value model and calculating the fair value of the warrant requires the making of estimates and assumptions, including Suntech’s stock price volatility, interest rate, dividends, marketability and expected return requirements. The Suntech warrant is considered a derivative and is accounted for under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” and, accordingly, changes in the value of the warrant are recorded in non-operating (income) expense.

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

(3) Comprehensive Income

Comprehensive income for the three months ended September 30, 2008 and 2007 was $106.7 million and $174.5 million, respectively. Comprehensive income for the three months ended September 30, 2008 included a loss on foreign currency translation adjustment of $52.0 million, a net unrealized loss on available for sale securities of $16.0 million and a net unrealized actuarial loss and prior service credit of $8.1 million (see Note 10). Comprehensive income for the nine months ended September 30, 2008 was $257.1 million and included a loss from foreign currency translation adjustments of $32.9 million, a net unrealized loss on available for sale securities of $19.0 million and a net unrealized actuarial loss and prior service credit of $8.1 million. Comprehensive income for the nine months ended September 30, 2007 was $471.6 million. MEMC’s only adjustment from net income to comprehensive income in the three and nine months ended September 30, 2007 was foreign currency translation adjustments.

(4) Earnings Per Share

For the three month periods ended September 30, 2008 and 2007, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$182.8	$182.8	$151.5	$151.5

EPS denominator:
Weighted average shares outstanding	226.3	226.3	225.0	225.0
Warrants	—	—	—	4.4
Stock options and restricted stock units	—	1.3	—	2.9

Total shares	226.3	227.6	225.0	232.3

Earnings per share	$0.81	$0.80	$0.67	$0.65

For the nine month periods ended September 30, 2008 and 2007, basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income	$317.1	$317.1	$449.8	$449.8

EPS denominator:
Weighted average shares outstanding	227.7	227.7	224.7	224.7
Warrants	—	—	—	4.4
Stock options and restricted stock units	—	2.3	—	3.1

Total shares	227.7	230.0	224.7	232.2

Earnings per share	$1.39	$1.38	$2.00	$1.94

At September 30, 2008, MEMC had outstanding 7.5 million options, 0.4 million restricted stock units and no warrants. For the three months ended September 30, 2008 and 2007, 3.9 million and 1.2 million, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because their effect was antidilutive. For the nine months ended September 30, 2008 and 2007, 1.8 million and 1.1 million shares, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because their effect was antidilutive.

(5) Inventories

Inventories consist of the following:

In millions	September 30, 2008	December 31, 2007
Raw materials and supplies	$16.7	$16.2
Goods in process	7.0	6.1
Finished goods	17.4	14.1

	$41.1	$36.4

(6) Investments

Investments consist of the following:

	As of September 30, 2008				As of December 31, 2007
Dollars in millions	Cost	Gross Unrealized Gain/(Loss) Recorded in Earnings (1)	Gross Unrealized Gain/(Loss) in Other Comprehensive Income	Fair Value	Cost	Fair Value
Items measured at fair value on a recurring basis
Available for sale securities:
Corporate debt securities	$118.1	$(5.8)	$(2.6)	$109.7	$135.2	$134.2
Asset-backed securities	53.5	—	(2.5)	51.0	85.8	84.8
Mortgage-backed securities	53.0	—	(6.1)	46.9	82.8	80.5
Auction rate securities	54.3	—	(1.4)	52.9	111.7	111.7
Fixed income funds	200.0	—	(11.1)	188.9	—	—
Beneficiary certificates	7.3	—	0.4	7.7	9.6	9.6

	$486.2	$(5.8)	$(23.3)	$457.1	$425.1	$420.8

	As of September 30, 2008	As of December 31, 2007
	Carrying Value	Carrying Value
Items measured at fair value on a recurring basis	$457.1	$420.8
Time deposits	35.3	36.3
Restricted equity investment at cost	12.7	12.7

Total investments	505.1	469.8
Less: short term investments	187.3	457.1

Non-current investments	$317.8	$12.7

(1)	Gross unrealized gains/(losses) were recorded to Other, net in the condensed consolidated statements of income.

As of September 30, 2008, we held $52.9 million of investments related to auction rate securities (ARS), net of temporary impairments of $1.4 million. The ARS are comprised of interest bearing state sponsored student loan revenue bonds and municipal bonds with varying maturity periods and typically provide short-term liquidity via an auction process that also resets the applicable interest rate at predetermined calendar intervals (typically every 7, 28 or 35 days). In the event of an auction failing to settle on its respective settlement date, these funds would remain invested at a “failed” interest rate which is typically higher than the previous market rate until the next successful auction. For those auctions that fail to settle, we will not be able to access those funds until the next successful auction, another buyer is found outside of the auction process, the issuer redeems the security or the security matures. As of December 31, 2007, none of our ARS had failed. From mid-February 2008 through September 2008, the tightening credit markets and a lesser degree of liquidity in the overall marketplace caused auctions on our ARS to fail. As of September 30, 2008, all remaining ARS were classified as non-current assets due to unsuccessful auctions coupled with current conditions in the general debt markets which have created uncertainty as to when successful auctions will be reestablished. We do not anticipate having to sell these securities below amortized cost in order to operate our business.

As of September 30, 2008, we held $396.5 million of investments, net of temporary impairments of $22.3 million, in investment portfolios with several major banking institutions, primarily invested in fixed income funds, individual corporate bonds and asset-backed and mortgage-backed securities. During the three months ended September 30, 2008, we recognized an other than temporary impairment of $5.8 million related to certain securities for which we did not expect to recover the decline in fair value. As of December 31, 2007, we held $299.5 million of investments, net of temporary impairments of $4.3 million. Other than the securities for which we recorded an other than temporary impairment, we believe the decline in fair value to be directly attributable to the current global credit conditions which we believe are temporary. For certain securities, however, we believe the time to reach the original carrying value to be greater than 12 months and accordingly we have classified $63.3 million as non-current assets. We do not anticipate having to sell these securities below amortized cost in order to operate our business. We have also classified $188.9 million of fixed income funds as non-current because the investments were purchased with the intent to hold them for a period exceeding 12 months.

(7) Debt

There were no short-term borrowings outstanding at September 30, 2008, under approximately $47.5 million of short-term loan agreements. Of the $47.5 million committed short-term loan agreements, $10.6 million is unavailable because it relates to the issuance of third party letters of credit and foreign currency forward contracts.

Long-term borrowings outstanding were $30.3 million at September 30, 2008, under $269.1 million of long-term committed loan agreements. Of the $269.1 million committed long-term loan agreements, $114.9 million is unavailable because it relates to the issuance of third party letters of credit and foreign currency forward contracts.

(8) Stockholders’ Equity

For the three months ended September 30, 2008 and 2007, we repurchased 2.5 million and 0.8 million shares of our common stock at a total cost of $127.2 million and $43.5 million, respectively. For the nine months ended September 30, 2008 and 2007, we repurchased 4.7 million and 0.9 million shares of our common stock at a total cost of $285.5 million and $48.3 million, respectively. On July 22, 2008, our Board of Directors approved an additional $500 million increase in the size of our share repurchase program, increasing the total amount of the share repurchase program to $1 billion. From inception through September 30, 2008, we have repurchased 6.5 million shares at a total cost of $396.6 million.

We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares and restricted stock units to employees, non-employee directors, and consultants. We issue new shares to satisfy stock option exercises. As of September 30, 2008, there were 9.9 million shares available for future grant under these plans.

Options to employees have generally been granted upon hire and on a semi-annual or annual timetable, usually with four-year ratable vesting, although certain grants have three, four or five-year cliff vesting or market conditions. No option has a term of more than 10 years.

The following table presents information regarding outstanding stock options as of September 30, 2008 and changes during the nine months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2007	8,643,597	$30.72
Granted	899,945	70.44
Exercised	(1,326,359)	14.93
Forfeited	(739,771)	38.82
Expired	(16,704)	31.99

Outstanding at September 30, 2008	7,460,708	$37.51	$30.9	8 years

Options exercisable at September 30, 2008	1,468,889	$24.60	$13.7	7 years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the nine months ended September 30, 2008 and 2007 was $72.6 million and $122.4 million, respectively. For the nine months ended September 30, 2008 and 2007, cash received from option exercises under option plans was $19.8 million and $26.8 million, respectively and the actual tax benefit realized for the tax deductions from option exercises was $22.7 million and $39.2 million, respectively.

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

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
Risk-free interest rate	2.5%	4.7%
Expected stock price volatility	50.2%	50.6%
Expected term until exercise (years)	4	4
Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value per share of options granted was $29.27 and $24.37 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, $64.8 million of total unrecognized compensation cost related to stock options granted and outstanding as of September 30, 2008 is expected to be recognized over a weighted-average period of two years.

Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future, provided the stock unit is vested at the time. Restricted stock units granted to non-employee directors generally vest over a two-year period from the grant date. Restricted stock units granted to employees have ratable or cliff vesting up to a five year period and certain grants are subject to performance conditions established at the time of grant. Recipients of restricted stock units do not pay any cash consideration for the restricted stock units or the underlying shares, and do not have the right to vote or have any other rights of a shareholder until such time as the underlying shares of stock are distributed. The following table presents information regarding outstanding restricted stock units as of September 30, 2008 and changes during the nine months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Life
Outstanding at December 31, 2007	226,038
Granted	288,921
Converted	(26,063)
Forfeited	(42,449)

Outstanding at September 30, 2008	446,447	$12.6	3 years

At September 30, 2008, there were no restricted stock units which were convertible into shares. The weighted-average fair value of restricted stock units per share on the date of grant was $67.04 and $48.91 for the nine months ended September 30, 2008 and 2007, respectively. As of September 30, 2008, $10.3 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of three years.

Stock-based compensation expense for the three months ended September 30, 2008 and 2007 was $7.6 million and $5.5 million, net of income tax benefit of $4.2 million and $3.1 million, respectively. For the nine months ended September 30, 2008 and 2007, stock-based compensation expense was $21.9 million and $15.3 million, net of income tax benefit of $12.1 million and $8.5 million, respectively. The amount of stock-based compensation cost capitalized into inventory at both September 30, 2008 and 2007 was $0.1 million.

(9) Income Taxes

During the three months ended September 30, 2008, we recorded an income tax provision of $38.1 million compared to $69.7 million for the three months ended September 30, 2007. The effective tax rate was 17.2% and 31.6% for the three months ended September 30, 2008 and 2007, respectively. The effective rate is lower than the statutory rate primarily due to a decrease in the reserve for uncertain tax positions of $78.5 million including related interest, reducing income tax expense by $38.2 million and increasing income taxes payable by $40.3 million, due to the closure of the Internal Revenue Service examination in the United States of the 2004 and 2005 audit years, as well as earnings generated by foreign subsidiaries whose earnings are being permanently reinvested and taxed at lower rates.

During the nine months ended September 30, 2008, we recorded an income tax provision of $160.0 million compared to $187.4 million for the nine months ended September 30, 2007. The effective tax rate was 33.3% and 29.3% for the nine months ended September 30, 2008 and 2007, respectively. The 2008 effective rate was 10.9 percentage points higher as a result of the non-taxable loss for the mark-to-market adjustment associated with the Suntech warrant. This increase was offset by the decrease to the reserve for uncertain tax positions noted above and a reduction in the effective tax rate as a result of an increase in earnings generated by foreign subsidiaries as noted above.

Unrecognized tax benefits decreased $73.8 million during the three months ended September 30, 2008 primarily due to the closure of the 2004 and 2005 examination noted above.

We operate in more than 10 countries and are subject to income taxes in the taxing jurisdictions in which we operate. We are subject to examination in various jurisdictions for the 2002 through 2007 tax years.

(10) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended September 30, 2008		Three Months Ended September 30, 2007		Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
In millions	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service Cost	$0.7	$—	$0.8	$—	$2.2	$—	$2.4	$0.1
Interest Cost	2.5	0.4	2.5	0.4	7.6	1.2	7.3	1.1
Expected return on plan assets	(3.2)	—	(2.3)	—	(8.6)	—	(7.1)	—
Amortization of prior service costs	—	(0.1)	—	—	—	(0.3)	—	(0.4)
Net actuarial loss/(gain)	0.2	(0.2)	0.4	(0.3)	0.4	(0.6)	1.4	(0.6)

Net periodic postretirement benefit cost	$0.2	$0.1	$1.4	$0.1	$1.6	$0.3	$4.0	$0.2

During August 2008, we committed to a $63.5 million contribution to our U.S. pension plan in excess of our minimum funding requirements and performed a new actuarial valuation as of August 31, 2008. The contribution was subsequently made in September 2008. As a result of the August 31, 2008 valuation, we recorded a net actuarial loss of $8.1 million to accumulated other comprehensive income, net of tax of $4.4 million, with the offset to Pension and post-employment liabilities, which resulted in an unfunded liability of $24.4 million at August 31, 2008. With the addition of contributions made during September 2008, the U.S. pension plan was in an overfunded status as of September 30, 2008. Amounts previously recorded to Pension and post employment liabilities related to the U.S. pension plan were reduced to zero and the overfunded status of $40.9 million was recorded to Other assets—long-term. Our foreign pension plans and health care and other plans continue to maintain an unfunded status as of September 30, 2008 and are recorded in Pension and post-employment liabilities.

We use various actuarial assumptions, including the discount rate, rate of salary increase, and expected return on assets to estimate our pension costs and obligations. We determined the expected return on plan assets based on our pension plans’ actual asset mix. The expected investment return assumption used for the pension plans reflects what the plans can reasonably expect to earn over a long-term period considering plan target allocations. The expected return includes an inflation assumption and adds real returns for the asset mix and a premium for active management, and subtracts expenses. The assumed expected rate of return on plan assets included in net periodic pension cost for January 1, 2008 through August 31, 2008 was 8.0%. For September 1, 2008 through December 31, 2008, the expected return on plan assets was 8.9% and was based on a new asset mix with higher expected returns. We consult with the plans’ actuaries to determine a discount rate assumption that reflects the characteristics of our plans, including expected cash outflows from our plans, and utilize an analytical tool that incorporates the concept of a hypothetical yield curve. We used a discount rate of 6.15% to determine the net periodic pension cost for January 1, 2008 through August 31, 2008. To determine the net periodic pension cost for September 1, 2008 through December 31, 2008, a discount rate of 6.86% was used which reflects the expected rates in place when the benefits are paid.

(11) Commitments and Contingencies

Indemnification

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims.

Litigation

Minneapolis Firefighters’ Relief Association v. MEMC Electronic Materials, Inc. and Nabeel Gareeb; and Donald Jameson v. MEMC Electronic Materials, Inc., Nabeel Gareeb and Kenneth Hannah

On September 16, 2008, a purported class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff Minneapolis Firefighters’ Relief Association asserting claims against MEMC and Nabeel Gareeb, MEMC’s Chief Executive Officer. On October 10, 2008, a similar purported class action lawsuit was filed by plaintiff Donald Jameson against MEMC, Mr. Gareeb and Ken Hannah, MEMC’s Chief Financial Officer. These cases purportedly are brought on behalf of all persons who acquired shares of MEMC’s common stock between June 13, 2008 and July 23, 2008, inclusive (the “Class Period”). Both complaints allege that, during the Class Period, MEMC engaged in a scheme to inflate MEMC’s stock price by failing to disclose certain material facts regarding MEMC’s operations and performance in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated by the SEC thereunder. Plaintiffs further allege that Messrs. Gareeb and Hannah are subject to liability under Section 20(a) of the Act as control persons of MEMC. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. We expect that these actions will be consolidated, and that a lead plaintiff and lead liaison counsel will be appointed by the Court, at which time a consolidated complaint will be filed. All motions for appointment of a lead plaintiff are due to be filed with the Court on or before November 17, 2008.

MEMC believes these actions are without merit and we will assert a vigorous defense. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations and financial condition. We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements, arising from actions such as the lawsuits described above (subject to certain exceptions, as described in the indemnification agreements).

Other

During the three months ended September 30, 2008 a $9.0 million charge was recorded to cost of goods sold related to the potential estimated shortfall to our annual purchase obligation associated with a take or pay agreement for raw material supply to our Pasadena facility. We are also involved in various legal proceedings and other contingencies which arise in the ordinary course of business. Although it is not possible to predict the outcome of these matters, we believe that the ultimate outcome of these matters, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations. In April 2008, we reached net favorable settlements in multiple outstanding legal proceedings resulting in an increase to operating income of approximately $4.3 million for the nine months ended September 30, 2008.

(12) Recently Issued Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This requirement was effective and adopted during our fiscal year ended December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This requirement becomes effective for fiscal years ending after December 15, 2008. We expect the impact of the measurement date provision of SFAS 158 to be a decrease to beginning retained earnings of approximately $0.7 million, with the offset to pension and post-employment liabilities.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The requirements of SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect SFAS 160 to have a material effect on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the impact that SFAS 161 will have on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of MEMC Electronic Materials, Inc. included herein.

OVERVIEW

We are a vertically integrated, global leader in the manufacture and sale of wafers and have been a pioneer in the design and development of wafer technologies for almost fifty years. With R&D and manufacturing facilities in the US, Europe and Asia Pacific, we enable the next generation of high performance semiconductor and solar applications. Our customers include major semiconductor device and solar cell manufacturers. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch) for semiconductor applications and 156 millimeter wafers for solar applications. Depending on market conditions, we also sell intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers to semiconductor device and equipment makers, solar customers, flat panel and other industries.

MEMC’s operating results are driven primarily by worldwide demand for semiconductor devices, solar cells and to a lesser extent, intermediate products such as polysilicon. Demand for our products is subject to sometimes cyclical industry conditions, which often depend on supply of and demand for semiconductor chips, LCDs and other electronic systems and devices, as well as solar cells and modules, and other factors, such as global economic and market conditions.

Late in the third quarter, the uncertainty in macroeconomic conditions weakened demand for wafers for semiconductor applications, which was exacerbated by our customers’ inventory reduction efforts, thereby causing pricing pressure on nearly all diameters of wafers for semiconductor applications. Demand for solar cells and modules, and therefore demand for our wafers and polysilicon for solar applications, continued to be healthy through the third quarter. The potential effects of the worldwide economic uncertainty, however, could potentially reduce solar application demand and pricing for wafers and intermediate products, including polysilicon.

Polysilicon is the starting raw material for wafers for both semiconductor and solar applications. Overall worldwide polysilicon production capacity is projected to increase as a result of additional competitors entering the field. It is unclear how many of these competitors will either obtain necessary financing in this environment or have the technological capability to complete projects on time. As a result, it is also unclear what the specific evolution of the supply/demand imbalance may be and its impact on polysilicon pricing. Over time, we continue to anticipate that prices for wafers will decline, as contemplated in our long term agreements, thereby potentially enabling grid parity to be achieved. This should continue to generate demand in this elastic market depending on energy price tradeoffs.

The wafer market is characterized by continuous technological development and product innovation. Our research and development model combines engineering innovation with specific commercialization strategies. To effectively compete in the semiconductor applications space, significant research and development efforts are necessary, particularly in the areas of emerging wafer technologies for semiconductor applications including areas of flatness, particles and crystal defectivity. For wafers for solar applications, our research and development efforts are focused on maximizing the efficiency of solar cells (i.e., the amount of electricity produced by each solar cell) using our wafers. Our long-term solar wafer supply contracts described above are priced in dollars per watt, which means that as our wafers provide more electricity per wafer, we benefit from a higher price per wafer.

In spite of the production impact Hurricane Ike had on our Pasadena facility in September, sales increased 15.5% compared to the third quarter of 2007 and 2.7% compared to the second quarter of 2008. Gross margins and operating margins were 49.4% and 41.7% respectively. We continue to generate solid levels of cash flows from operations and free cash flow (operating cash flow less capital expenditures) with minimal debt. As of September 30, 2008, we held over $1.4 billion of cash and investments.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2008	2007	2008	2007
Dollars in millions
Net Sales	$546.0	$472.8	$1,578.8	$1,385.9
Percentage Change	15.5%	15.9%	13.9%	23.7%

In both the three months and nine months ended September 30, 2008, the increase in net sales was driven by increases in product volumes of $62.7 million and $157.5 million, respectively, which was primarily attributable to 156 millimeter and 300 millimeter wafer shipments, offset by decreases in all other volumes including polysilicon. This increase in revenues was also offset by pricing decreases for the three and nine month periods, driven by price decreases for semiconductor wafers, offset by price increases for 156 millimeter wafers and intermediate products such as polysilicon, silane gas, partial ingots and scrap wafers. Our overall wafer average selling prices for the three and nine months ended September 30, 2008 were approximately 40% and 41% lower than the average selling prices for the 2007 periods due to a change in product mix, which was primarily attributable to the increase in 156 millimeter wafer shipments in 2008, which have a lower average selling price per wafer, as well as price decreases for semiconductor wafers. Polysilicon selling prices for the three and nine months ended September 30, 2008 were approximately 32% and 48% higher than the average selling prices for the 2007 periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit	2008	2007	2008	2007
Dollars in millions
Cost of Goods Sold	$276.3	$234.0	$767.0	$679.0
Gross Profit	269.7	238.8	811.8	706.9
Gross Margin Percentage	49.4%	50.5%	51.4%	51.0%

The improvement in gross profit dollars for the three months ended September 30, 2008 of $30.9 million was primarily due to improved volume and mix of 156 millimeter wafers and 300 millimeter wafers, slightly offset by pricing declines as noted above and a $9.0 million charge associated with the potential shortfall to our annual purchase obligation associated with a take-or-pay agreement for raw material supply to our Pasadena facility, which cumulatively decreased gross margin percentage as indicated above. The Company is having discussions with the supplier and a portion of this charge may be recoverable in the fourth quarter. The improvements in gross profit dollars and gross margin percentages for the nine months ended September 30, 2008 of $104.9 million and 40 basis points were primarily due to increased product volumes and improved mix of 156 millimeter wafers and 300 millimeter wafers partially offset by lower pricing as described above. Improved polysilicon pricing also contributed to increased gross profit margins.

	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing and Administration	2008	2007	2008	2007
Dollars in millions
Marketing and Administration	$31.9	$28.8	$92.8	$83.0
As a Percentage of Net Sales	5.8%	6.1%	5.9%	6.0%

The increase in marketing and administration expenses for the three months ended September 30, 2008 compared to the prior year period was primarily a result of one-time severance benefits of approximately $2.3 million, additional stock option expense of $1.0 million and increased payroll costs. The increase for the nine months ended September 30, 2008 versus the prior year period was primarily due to additional stock option expense of $6.5 million, one-time severance benefits of $5.5 million and increased payroll costs, offset by net favorable legal settlements of $4.3 million. The increase in stock option expense is due to the adjustment of estimated forfeitures rates and new option grants during the quarter ended March 31, 2008.

	Three Months Ended September 30,		Nine Months Ended September 30,
Research and Development	2008	2007	2008	2007
Dollars in millions
Research and Development	$10.3	$9.9	$30.6	$28.8
As a Percentage of Net Sales	1.9%	2.1%	1.9%	2.1%

R&D consisted mainly of product and process development efforts to increase our capability in the areas of flatness, particles and crystal defectivity. R&D expenditures were consistent with the same period in the prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-operating (Income) Expense	2008	2007	2008	2007
Dollars in millions
Non-operating (Income) Expense	$5.8	$(20.8)	$208.0	$(44.5)

The change in non-operating (income) expense for the three months ended September 30, 2008 compared to the prior year period was primarily due to the loss recorded for the mark-to-market adjustment for the Suntech warrant of $9.6 million in the current year compared to a warrant gain of $9.3 million for the same period in 2007, as well as an other than temporary impairment on available for sale investments of $5.8 million recorded in the 2008 period. The change in non-operating (income) expense for the nine months ended September 30, 2008 was primarily due to the loss recorded for the mark-to-market adjustment for the warrant of $231.3 million in the current year compared to a gain of $16.1 million in the prior year period. The decrease in the value of the warrant is mainly due to the decrease in the price of Suntech’s ordinary shares underlying the warrant from the beginning of the period. The quoted market price of Suntech’s ordinary shares was $35.87, $82.32, $39.90 and $34.01 at September 30, 2008, December 31, 2007, September 30, 2007 and December 31, 2006, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Taxes	2008	2007	2008	2007
Dollars in millions
Income Tax Expense	$38.1	$69.7	$160.0	$187.4
Income Tax Rate as a % of Income before Income Taxes	17.2%	31.6%	33.3%	29.3%

The effective tax rate was 17.2% and 31.6% for the three months ended September 30, 2008 and 2007, respectively. The effective rate is lower than the statutory rate primarily due to a decrease to the reserve for uncertain tax positions of $78.5 million, including related interest, reducing income tax expense by $38.2 million and increasing income taxes payable by $40.3 million, due to the closure of the Internal Revenue Service examination in the United States of the 2004 and 2005 audit years, as well as earnings generated by foreign subsidiaries whose earnings are being permanently reinvested abroad and taxed at lower rates.

The income tax rate of 33.3% for the nine months ended September 30, 2008 was 10.9 percentage points higher as a result of the non-taxable loss for the mark-to-market adjustment associated with the Suntech warrant as discussed above. This increase was offset by the decrease to the reserve for uncertain tax positions discussed above.

FINANCIAL CONDITION

Cash and cash equivalents increased $73.0 million from $859.3 million at December 31, 2007 to $932.3 million at September 30, 2008. See additional discussion in Liquidity and Capital Resources below.

Short-term and long-term investments of $505.1 million at September 30, 2008 increased $35.3 million from $469.8 million at December 31, 2007. This increase was primarily due to net purchases of investments of $71.3 million during the quarter associated with the purchase of available for sale investments, slightly offset by successful auctions of our ARS, coupled with the redemption of debt instruments that have matured and the proceeds were not reinvested in ARS but were held as cash and cash equivalents. The increase in short and long-term investments was also slightly offset by an increase in unrealized temporary losses recorded to other comprehensive income of $19.0 million, an other than temporary impairment of $5.8 million and currency adjustments. As of September 30, 2008, MEMC classified $52.9 million of auction rate securities and an additional $63.3 million of corporate, asset-backed and mortgage-backed securities as non-current assets due to the current conditions in the general debt markets as further discussed in Note 6 to the Condensed Consolidated Financial Statements above, as well as Liquidity and Capital Resources below. In addition, at September 30, 2008 MEMC held $188.9 million in fixed income funds with the intent of holding them for a period exceeding 12 months.

Accounts receivable of $239.6 million at September 30, 2008 increased $41.7 million from $197.9 million at December 31, 2007. Days’ sales outstanding was 40 days at September 30, 2008 compared to 34 days at December 31, 2007 based upon annualized sales. The increase was primarily attributable to the impact on accounts receivable of the mix of products sold and the terms of those product sales.

Our inventories increased $4.7 million to $41.1 million at September 30, 2008 from $36.4 million at December 31, 2007. Inventories primarily increased as a result of the increase in finished goods inventory. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, was 27 for the three month periods ended September 30, 2008 and December 31, 2007. At September 30, 2008, we had approximately $11.3 million of inventory held on consignment, compared to $8.4 million at December 31, 2007.

Our net property, plant and equipment increased $142.4 million to $976.4 million over the prior year. The increase was primarily due to capital expenditures related to expansions at our plants in Pasadena, Texas, Hsinchu, Taiwan and Merano, Italy and foreign currency changes, offset by depreciation expense.

Customer warrant decreased to $75.0 million at September 30, 2008 from $306.3 million at December 31, 2007. The decrease was due to the decline in the estimated fair value of the Suntech warrant of $231.3 million.

Other assets increased $41.7 million to $97.1 million at September 30, 2008 due to the over funded status of the U.S. pension plan driven by a $65.0 million contribution made during September 2008.

Accounts payable decreased $27.1 million to $141.2 million at September 30, 2008, compared to $168.3 million at the end of 2007. The decrease was primarily a result of decreased payables related to capital expenditures at September 30, 2008.

Accrued liabilities increased $24.2 million to $65.0 million at September 30, 2008. The increase is primarily attributable to a $9.0 million accrual for a potential shortfall to our annual purchase obligation associated with a take-or-pay agreement for raw material and current deferred tax temporary differences of $7.8 million that are a net liability at September 30, 2008 but were previously a net asset at December 31, 2007.

Short-term customer deposits increased $87.8 million to $209.8 million at September 30, 2008, primarily due to additional deposits received for a new long term supply agreement and additional contractually required deposits for existing long term supply agreements during the quarter that are to be returned to the customer within twelve months of September 30, 2008.

Pension and post-employment liabilities decreased from $60.6 million at December 31, 2007 to $42.0 million at September 30, 2008, mainly due to the additional contributions to the U.S. pension plan that eliminated the unfunded status. As noted above, the U.S. pension plan is overfunded as of September 30, 2008 and is recorded in other long-term assets.

Other noncurrent liabilities totaled $190.0 million as of September 30, 2008 versus $204.6 million as of December 31, 2007. This decrease is mainly due to a decrease to the reserve for uncertain tax positions of $78.5 million including related interest, as previously discussed, offset by the receipt of refundable customer deposits related to long-term supply agreements.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 2008, we generated $517.5 million of cash from operating activities compared to $678.7 million in the nine months ended September 30, 2007. This decrease was primarily the result of changes in working capital as noted above and additional pension contributions.

Cash used in investing activities increased to $313.6 million in the nine months ended September 30, 2008 compared to $283.8 million in the nine months ended September 30, 2007. Capital expenditures in 2008 primarily relate to increasing our capacity and capability for polysilicon production, 300 millimeter wafering and our next generation products. For the nine months ended September 30, 2008, approximately $242.3 million was spent on capital expenditures. Purchases of investments, net of redemptions, and sales of our investments totaled approximately $71.3 million.

Cash used in financing activities was $114.8 million in the nine months ended September 30, 2008 compared to $114.1 million of cash provided in the nine months ended September 30, 2007. Cash used to repurchase our common stock of $285.5 million during the first nine months of 2008 increased from $48.3 million in the same period last year. Net proceeds received from refundable customer deposits related to long-term supply agreements also increased from $111.8 million in the nine months ended September 30, 2007 to $138.0 million for the same period in 2008. These deposits are returnable to the customer over two years, although such deposits are generally replaced each year with new deposits based on increased volume commitments stated in the agreements to reduce our risks associated with non-fulfillment of the agreements by the customers. In the first nine months of 2008, the customers provided additional deposits of $219.4 million, and $81.4 million of deposits collected in prior years were returned to the customers in accordance with the agreements. The receipt and payment of the deposits for each customer were netted into one cash transaction because the amounts receivable and payable were due at the same time. On July 22, 2008, our Board of Directors approved an additional $500 million increase in the size of our share repurchase program, increasing the total amount of the share repurchase program to $1 billion. From inception through September 30, 2008, we have repurchased 6.5 million shares at a total cost of $396.6 million.

We had no short-term borrowings outstanding at September 30, 2008, under approximately $47.5 million of short-term loan agreements. Of the $47.5 million committed short-term loan agreements, $10.6 million is unavailable because it relates to the issuance of third party letters of credit and foreign currency forward contracts. Long-term borrowings outstanding were $30.3 million at September 30, 2008, under $269.1 million of committed long-term loan agreements. Of the $269.1 million committed long-term loan agreements, $114.9 million is unavailable because it relates to the issuance of third party letters of credit and foreign currency forward contracts. Our weighted average cost of borrowing was 2.2% at September 30, 2008 and December 31, 2007.

On July 21, 2005, we entered into a Revolving Credit Agreement with National City Bank of the Midwest, US Bank National Association, and such other lending institutions as may from time to time become lenders (the “National City Agreement”). The National City Agreement was amended on December 20, 2006 to reduce the commitment fee and the interest spread on loans bearing interest at a rate determined by reference to the LIBOR rate, and to remove the pledge of the capital stock of certain of our domestic and foreign subsidiaries. The National City Agreement provides for a $200.0 million revolving credit facility and has a term of five years. Interest on borrowings under the National City Agreement would be payable based on our election at LIBOR plus an applicable margin (currently 0.34%) or at a defined prime rate plus an applicable margin (currently 0.0%). The National City Agreement also provides for us to pay various fees, including a commitment fee (currently 0.08%) on the lenders’ commitments. The National City Agreement contains covenants typical for credit arrangements of comparable size, such as minimum earnings before interest, taxes, depreciation and amortization and an interest coverage ratio. Our obligations under the National City Agreement are guaranteed by certain of our subsidiaries. At September 30, 2008, there were no borrowings outstanding under this credit facility, however, credit available under the facility has been reduced by $114.2 million related to the issuance of third party letters of credit.

As of September 30, 2008, we held $52.9 million of investments related to auction rate securities (ARS), net of temporary impairments of $1.4 million. The ARS are comprised of interest bearing state sponsored student loan revenue bonds and municipal bonds with varying maturity periods and typically provides short-term liquidity via an auction process that also resets the applicable interest rate at predetermined calendar intervals (typically every 7, 28 or 35 days). The student loan revenue bonds are collateralized and serviced by underlying student loans and the municipal bonds are serviced through revenue generated by the issuing municipal entity. In the event of an auction failing to settle on its respective settlement date, these funds would remain invested at a “failed” interest rate which is typically higher than the previous market rate until the next successful auction. For those auctions that failed to settle, we will not be able to access those funds until the next successful auction, another buyer is found outside of the auction process, the issuer redeems the security or the security matures. As of December 31, 2007, none of our ARS had failed. From mid-February 2008 through September 2008, the tightening credit markets and a lesser degree of liquidity in the overall marketplace caused auctions on our ARS to fail. As of September 30, 2008, all remaining ARS were classified as non-current assets due to unsuccessful auctions coupled with current conditions in the general debt markets which have created uncertainty as to when successful auctions will be reestablished. We do not anticipate having to sell these securities below amortized cost in order to operate our business. The ARS are insured through two different monoline insurers that presently maintain a credit rating of AAA by S&P, Moody’s and/or Fitch as of September 30, 2008 or by a U.S. government backed student loan program. In addition, during October 2008, our investment broker has offered to issue an ARS right that would substantially ensure recovery to par of our ARS by the end of 2011.

As of September 30, 2008, we held $396.5 million of investments, net of temporary impairments of $22.3 million, in investment portfolios with several major banking institutions, primarily invested in fixed income funds, individual corporate bonds and asset-backed and mortgage-backed securities. As of December 31, 2007, we held $299.5 million of investments, net of temporary impairments of $4.3 million. A majority of these investments maintain a floating interest rate based on a range of spreads to the one and three month LIBOR rate. We believe the decline in fair value to be directly attributable to the current global credit conditions which we believe are temporary. However, for certain securities, we believe the time to reach the original carrying value to be greater than 12 months. Accordingly, we have classified $63.3 million as non-current assets. We do not anticipate having to sell these securities below amortized cost in order to operate our business. The asset backed securities are collateralized by various types of assets including auto, consumer, home equity, student loan and credit card loans. The collateralized mortgage obligations are collateralized primarily by residential mortgages. Many of these issuances have varying tranches and subordinations. Our investments are typically in investment grade and more senior, higher priority tranches.

The fair value of the ARS, CMO and ABS investments may fluctuate based on varying assumptions used in their Level 3 valuations, which include the tax status (taxable vs. tax-exempt), type of security (type of issuer, collateralization, subordination, etc.), credit quality, duration, likelihood of redemption, insurance coverage and degree of liquidity in the current credit markets. Due to the lack of observable inputs, active markets or transparency to the underlying assets, we may rely on qualitative factors to estimate the fair values of the investments, including general macro-economic information and other data supplied by our investment advisers and brokers.

The credit ratings for our investments in debt instruments as of September 30, 2008 are as follows:

		Credit Ratings
Dollars in millions	Fair Value	AAA	AA+ to A-	BBB+ and Below
Corporate debt securities	$109.7	$26.9	$73.1	$9.7
Asset-backed securities	51.0	39.8	10.1	1.1
Mortgage-backed securities	46.9	40.9	5.6	0.4
Auction rate securities	52.9	52.9	—	—

	$260.5	$160.5	$88.8	$11.2

We take into consideration the credit ratings of the individual securities when evaluating the financial condition and near term prospects of the issuer in determining whether the impairment is temporary or other than temporary. See Critical Accounting Policies and Estimates related to our process of evaluating investments for impairment and balance sheet classification included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2007.

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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in cases where a market is not active. MEMC has considered the guidance provided by FSP 157-3 in our determination of estimated fair values for our investments as of September 30, 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This requirement was effective and adopted during our fiscal year ended December 31, 2006. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position. This requirement becomes effective for fiscal years ending after December 15, 2008. We expect the impact of the measurement date provision of SFAS 158 to be a decrease to beginning retained earnings of approximately $0.7 million, with the offset to pension and post-employment liabilities.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The requirements of SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect SFAS 160 to have a material effect on our consolidated results of operations and financial condition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the impact that SFAS 161 will have on our consolidated financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our belief that based on our current cash, cash equivalents and investment and expected operating cash flows, the current liquidity concerns in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations; our belief that we have the financial resources needed to meet business requirements for at least the next twelve months, including capital expenditure and working capital requirements; our belief that we will not have to sell securities held as non-current assets below amortized cost in order to operate our business; that the potential effects of worldwide economic uncertainty could potentially reduce solar application demand and pricing for wafers and intermediate products, including polysilicon; our belief that prices for wafers for solar applications will decline, thereby potentially enabling grid parity to be achieved, which should continue to generate demand in the solar market; and that a portion of the charge associated with the potential shortfall to our annual purchase obligation associated with a take-or-pay agreement for raw material supply to our Pasadena facility may be recoverable in the fourth quarter. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include market demand for wafers and semiconductors as well as polysilicon; utilization of manufacturing capacity; good working order of our manufacturing facilities; our ability to reduce manufacturing and operating costs; inventory levels of our customers; changes in the pricing environment for both silicon wafers and polysilicon; supply chain difficulties or problems; interruption of production; delays in capacity expansion; customer acceptance of our new products; assumptions underlying management’s financial estimates; general economic conditions; actions by competitors, customers and suppliers; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in the composition of worldwide taxable income; the impact of competitive products and technologies; changes in interest and currency exchange rates and other risks described below in Part II, Item 1A and in MEMC’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2007.

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

We are subject to interest rate risk related to our cash equivalent and investment portfolio and pension plan assets. To mitigate substantial risk associated with changes in interest rates, we seek to obtain fixed rate securities, actively manage our portfolio duration and diversify across different currencies. Our long-term debt is also at a fixed rate. In addition to interest rate risk on our cash equivalents, investments and pension plan assets, we are subject to issuer credit risk because the value of our investments may change based on liquidity issues or adverse economic conditions affecting the creditworthiness of the issuers or group of issuers of the securities we may own. As of September 30, 2008, our investments were in fixed income funds, individual corporate bonds and asset-backed and mortgage-backed securities and auction rate securities comprised of tax exempt municipal bonds and state sponsored student loan revenue bonds. Our pension plan assets are invested primarily in marketable securities including common stocks, bonds and interest bearing deposits. Due to the continued liquidity conditions in the global credit markets and failed auctions for some of our auction rate securities at September 30, 2008, we classified certain debt securities with a fair value of $116.2 million as non-current assets. From October 1, 2008 through October 31, 2008, we recorded temporary losses of $30.5 million on our investments.

With the receipt of the Suntech warrant and our investment in a customer’s stock, we are exposed to equity price risk. Our investment in a customer’s stock is carried at cost; however, the fair value of the investment fluctuates with the change in stock price. As noted in Results of Operations, we recorded a loss of $9.6 million and $231.3 million related to the decline in fair value of the Suntech warrant for the three and nine months ended September 30, 2008, respectively. As of October 31, 2008 the fair value of Suntech stock had decreased below our exercise price and the fair value of our warrant had decreased to $22.7 million from $75.0 million at September 30, 2008.

There has been no material change to MEMC’s types of market risks since December 31, 2007. Please refer to our annual report on Form 10-K for the fiscal year ended December 31, 2007 for further discussion about market risk.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2008, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2008.

Changes in Internal Control Over Financial Reporting

There have been no changes in MEMC’s internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, MEMC’s internal control over financial reporting.

PART II—OTHER INFORMATION

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

The parties entered into settlement discussions for this case in November 2007 and December 2007. Semi-Materials claims that a binding settlement was reached as a result of those late 2007 discussions. MEMC denies Semi-Materials’ allegation that a binding settlement was reached. In January 2008, Semi-Materials moved the trial court to enforce the alleged settlement terms. On March 17, 2008, the trial court sustained Semi-Materials’ motion and found that binding settlement terms had been reached as a result of the late 2007 negotiations between Semi-Materials and MEMC. This decision was immediately appealed by MEMC to the United States Court of Appeals for the Eighth Circuit, and enforcement of the trial court’s order was stayed pending that appeal. The Eighth Circuit heard oral argument on September 26, 2008. Just prior to the September 26 oral argument, Semi-Materials informed MEMC and the Eighth Circuit that Semi-Materials no longer sought enforcement of the alleged settlement agreement (although Semi-Materials still claims that a binding settlement was reached in late 2007). Semi-Materials instead now requests that the Eighth Circuit vacate the trial court’s March 2008 order enforcing the alleged settlement agreement and remand the case back to the trial court for further proceedings. The Eighth Circuit is expected to issue a decision within the next several weeks.

On March 31, 2008, Semi-Materials and its affiliate SMC Shanghai (“SMC”) filed two additional lawsuits against MEMC, one in the United States District Court for the Southern District of Texas (Case No. 4:08-CV-00991) (the “Texas Action”) and another in the United States District Court for the Eastern District of Missouri (Case No. 4:08-CV-00434-JCH) (the “Missouri Action”). In both cases, SMC alleges that: (i) MEMC Pasadena, Inc. (“MEMC Pasadena”) breached an agreement with SMC for SMC to act as MEMC’s exclusive sales agent in China; (ii) MEMC Pasadena breached an agreement with Semi-Materials for Semi-Materials to act as MEMC Pasadena’s exclusive sales agent in Korea; (iii) MEMC tortiously interfered with the purported sales agency agreements between MEMC Pasadena and SMC and Semi-Materials; and (iv) MEMC tortiously interfered with a separate sales agency agreement Semi-Materials claims existed with an unrelated party. In the Missouri Action, Semi-Materials also claims that MEMC tortiously interfered with an expectancy for an on-going business relationship Semi-Materials claims existed with the unrelated party.

No discovery has been undertaken in the Texas Action, and it has been stayed pending resolution of the appeal in the first case. Discovery recently began in the Missouri Action.

We do not believe that the Semi-Materials cases, should they ultimately be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of these matters are unpredictable and the results of these cases could be unfavorable for MEMC.

Minneapolis Firefighters’ Relief Association v. MEMC Electronic Materials, Inc. and Nabeel Gareeb; and Donald Jameson v. MEMC Electronic Materials, Inc., Nabeel Gareeb and Kenneth Hannah

On September 16, 2008, a purported class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff Minneapolis Firefighters’ Relief Association asserting claims against MEMC and Nabeel Gareeb, MEMC’s Chief Executive Officer. On October 10, 2008, a similar purported class action lawsuit was filed by plaintiff Donald Jameson against MEMC, Mr. Gareeb and Ken Hannah, MEMC’s Chief Financial Officer. These cases purportedly are brought on behalf of all persons who acquired shares of MEMC’s common stock between June 13, 2008 and July 23, 2008, inclusive (the “Class Period”). Both complaints allege that, during the Class Period, MEMC engaged in a scheme to inflate MEMC’s stock price by failing to disclose certain material facts regarding MEMC’s operations and performance in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Act”) and Rule 10b-5 promulgated by the SEC thereunder. Plaintiffs further allege that Messrs. Gareeb and Hannah are subject to liability under Section 20(a) of the Act as control persons of MEMC. The plaintiffs ask for unspecified amounts in damages, interest, and costs, as well as ancillary relief. We expect that these actions will be consolidated, and that a lead plaintiff and lead liaison counsel will be appointed by the Court, at which time a consolidated complaint will be filed. All motions for appointment of a lead plaintiff are due to be filed with the Court on or before November 17, 2008.

MEMC believes these actions are without merit and we will assert a vigorous defense. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of these matters. An unfavorable outcome could have a material adverse impact on our business, results of operations and financial condition.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Cautionary Statements Regarding Forward Looking Statements” above and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2007. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business. We have also updated our risk factors as stated below to address the effect of the current credit crisis on our business and to address potential concerns regarding our investment portfolio in light of current credit market conditions.

Current credit and financial market conditions could prevent or delay our current or future customers from obtaining financing necessary to purchase our products or finance their own capacity expansions, which could adversely affect our business, our operating results and financial condition.

Due to the recent severe tightening of credit markets and concerns regarding the availability of credit around the world, our semiconductor and solar customers may delay or attempt to delay their payments to us in connection with product purchases, or may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products or their own expansion plans. In addition, the current credit and financial market conditions may adversely affect the ability of our customers that have executed long-term supply agreements to purchase wafers for solar applications from us to make additional required security deposits with us pursuant to these long-term supply agreements. Delays of this nature could adversely affect our product sales, and therefore harm our business, our operating results and financial condition.

The investment of our substantial cash balances and our investments in auction rate securities, fixed income funds, individual corporate bonds, asset-backed and mortgage-backed securities and pension plan assets are subject to risks associated with the current worldwide credit and financial market conditions which may cause losses and adversely affect the liquidity or value of these investments.

As of September 30, 2008, we held $52.9 million of investments related to auction rate securities (ARS), net of temporary impairments of $1.4 million, and $396.5 million of investments, net of temporary impairments of $22.3 million, in investment portfolios with several major banking institutions, primarily invested in fixed income funds, individual corporate bonds and asset-backed and mortgage-backed securities. During the three months ended September 30, 2008, we recognized an other than temporary impairment of $5.8 million related to certain securities that we did not expect to recover the decline in fair value. As of September 30, 2008, all of our ARS were classified as non-current assets due to unsuccessful auctions coupled with current conditions in the general debt markets which have created uncertainty as to when successful auctions will be reestablished. Other than the securities for which we recorded an other than temporary impairment, we believe the decline in fair value to be directly attributable to the current global credit conditions which we believe are temporary. For certain securities, however, we believe the time to reach the original carrying value to be greater than 12 months and accordingly we have classified $63.3 million as non-current assets. While we do not anticipate having to sell these securities below our amortized cost in order or operate our business, there may be further declines in the value of these investments, which we may determine to be other than temporary. These market risks associated with our investment portfolio may have an adverse effect on our liquidity, results of operations and financial condition.

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

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31, 2008	2,500,000	$50.89	2,500,000	$603.4
August 1 to August 31, 2008	—	—	—	$603.4
September 1 to September 30, 2008	—	—	—	$603.4

Total	2,500,000	$50.89	2,500,000

Item 6.	Exhibits.

Exhibit Number	Description
3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3-(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3-(ii) of the Company’s Form 10-Q for the Quarter ended March 31, 2004)

10.50	Solar Wafer Supply Agreement, by and between MEMC Singapore Pte. Ltd. and Tainergy Tech Co., Ltd., dated as of July 9, 2008.*

10.51	Amendment Number 1 to Solar Wafer Supply Agreement, by and between MEMC Singapore Pte. Ltd. and Conergy AG, dated as of July 10, 2008.*

10.52	Separation Agreement and General Release, by and between Sean Hunkler and MEMC Electronic Materials, Inc., dated as of August 13, 2008.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of this document have been requested or granted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

/s/ KENNETH H. HANNAH
November 6, 2008	Name:	Kenneth H. Hannah
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description
10.50	Solar Wafer Supply Agreement, by and between MEMC Singapore Pte. Ltd. and Tainergy Tech Co., Ltd., dated as of July 9, 2008.*

10.51	Amendment Number 1 to Solar Wafer Supply Agreement, by and between MEMC Singapore Pte. Ltd. and Conergy AG, dated as of July 10, 2008.*

10.52	Separation Agreement and General Release, by and between Sean Hunkler and MEMC Electronic Materials, Inc., dated as of August 13, 2008.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of this document have been requested or granted.