Form 10-K
period 2008-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2009-02-27
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant, based upon the closing price of such stock on June 30, 2008 of $61.54 as reported by the New York Stock Exchange, and 228,371,631 shares outstanding on such date, was approximately $14,053,990,172. The number of shares outstanding of the registrant’s Common Stock as of February 16, 2009, was 223,473,106 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s 2008 Annual Report to Stockholders (Part I and Part II)

2. Portions of the registrant’s 2009 Proxy Statement (Part III)

PART I

Item 1.	Business

Overview

We are a global leader in the manufacture and sale of wafers and have been a pioneer in the design and development of wafer technologies over the past fifty years. With manufacturing and research and development facilities in the U.S., Europe and Asia Pacific, we enable the next generation of high performance semiconductor and solar applications. Our customers include major semiconductor device and solar cell (device) manufacturers. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch). Since 2007 we have been selling 156 millimeter wafers targeted for solar applications. Depending on market conditions, we also sell intermediate products such as polysilicon, silane gas, ingots and scrap wafers to semiconductor device and equipment makers, solar cell and module manufacturers, flat panel and other industries.

We were formed in 1984 as a Delaware corporation and completed our initial public stock offering in 1995. Our corporate structure includes, in addition to our wholly owned subsidiaries, an 80%-owned consolidated joint venture in South Korea (MEMC Korea Company or MKC).

In 2008, we were engaged in one reportable industry segment—the design, manufacture and sale of silicon wafers. Financial information regarding this industry segment is contained in our 2008 Annual Report, which information is incorporated herein by reference.

Industry Background

Almost all semiconductor devices and the large majority of photovoltaic solar cells (devices) are manufactured from silicon wafers. The silicon wafer industry grew shipments, measured in square inches of silicon, for semiconductor and solar applications at a compound annual growth rate of approximately 18% from approximately 2,200 million square inches in 1990 to approximately 45,000 million square inches in 2008, according to MEMC estimates based on data from SIA/SEMI, Solarbuzz and Prometheus. This long term growth was driven by the increase in the unit shipments of the semiconductor device industry and the increase of megawatts (MW) of cells consumed by the solar industry.

Wafers are becoming increasingly differentiated by specific physical and electrical characteristics such as flatness and defect-free, uniform crystal structures. As markets for devices (semiconductor and solar) continue to evolve and become more specialized, we believe device manufacturers recognize the critical role that wafers and other materials play in improving device performance and reducing their production costs.

Semiconductor device manufacturers continue to move towards devices with shrinking device geometries and more stringent technical specifications. The wafers required to produce these next-generation devices are being developed in larger sizes. Thus, semiconductor device manufacturers continue to move to larger size wafers, with the 300 millimeter wafer now being the primary wafer used today (measured in square inches of silicon consumed and in units sold). Solar cell makers are evolving to larger size wafers (to 156 millimeter from 125 millimeter wafers) much like the semiconductor device makers did fifteen years ago.

Over the past decade, we believe the semiconductor wafer industry has consolidated, with only four major suppliers of wafers targeted for semiconductor applications. We believe this change in the competitive landscape is causing segmentation between larger and smaller producers, with larger manufacturers gaining an increasing share of the overall semiconductor wafer market. Semiconductor device manufacturers seek suppliers with whom they can better align wafer technology development with their own product development efforts. We believe these device manufacturers will continue to select wafer suppliers that offer advanced technological capabilities, a broad product portfolio and superior service to satisfy their exacting device requirements. In parallel, there are a number of companies developing wafer manufacturing capability targeted for solar applications. In 2006 through 2008, over 100 companies entered the solar wafer manufacturing space (or announced plans to do so). It is unclear what impact the worldwide economic downturn in late 2008 and early 2009 will have on these solar wafer manufacturing companies.

Products

We offer wafers with a wide variety of features satisfying numerous product specifications to meet our customers’ exacting requirements. Our wafers vary in size, surface features, composition, purity levels, crystal properties and electrical properties. We provide our customers with a reliable supply of high quality wafers with consistent characteristics.

Our monocrystalline wafers for use in semiconductor applications range in size from 100 millimeter to 300 millimeter and are round in shape for semiconductor customers because of the nature of their processing equipment. Our wafers are used as the starting material for the manufacture of various types of semiconductor devices, including microprocessor, memory, logic and power devices. In turn, these semiconductor devices are used in computers, cellular phones and other mobile electronic devices, automobiles and other consumer and industrial products. Our wafers are also used as the starting material for solar cells. Customers using wafers for solar applications utilize wafers that are square in nature so that they fit into solar panels. Solar cells are used to manufacture solar modules for converting energy from the sun into usable electrical energy.

Wafers for Semiconductor Applications

Our monocrystalline wafers for semiconductor applications include three general categories of wafers: prime, epitaxial and test/monitor wafers. In 2009, we intend to commence shipments of commercial quantities of silicon-on-insulator (SOI) wafers.

Prime Wafers

Our prime wafer is a polished, highly refined, pure wafer with an ultraflat and ultraclean surface. The vast majority of our prime wafers are manufactured with a sophisticated chemical-mechanical polishing process that removes defects and leaves an extremely smooth surface. As semiconductor devices become more complex, wafer flatness and cleanliness requirements, along with crystal perfection, become increasingly important because these properties have a significant impact on our customers’ processes and yields.

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

Silicon-on-Insulator (SOI) Wafers

An SOI wafer is a relatively new type of starting material for the chip making process. SOI wafers have three layers: a thin surface layer of silicon (from a few hundred Angstrom to several microns thick) where the transistors are formed, an underlying layer of insulating material, and a support or “handle” bulk silicon wafer. The insulating layer, usually made of silicon dioxide, is referred to as the “buried oxide” or “BOX” layer, and is usually a few thousand Angstroms thick. Transistors built within the top silicon layer typically switch signals faster, run at lower voltages, and are much less vulnerable to signal noise from background cosmic ray particles. Each transistor is isolated from its neighbor by a complete layer of silicon dioxide.

Wafers for Solar Applications

Our wafers for solar applications are typically multicrystalline 156 millimeter square wafers. To date, we have not produced or sold monocrystalline wafers for solar applications, although we believe we could adapt some of our existing wafer manufacturing assets (historically used to produce wafers for semiconductor applications) to produce wafers or ingots for solar applications should market conditions or our customers require it.

Sales, Marketing and Customers

We market our products primarily through a direct sales force. We have customer service and support centers globally, including in China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United States. A key element of our marketing strategy is establishing and maintaining close relationships with our customers. We accomplish this through multi-functional teams of technical, sales and marketing, and manufacturing personnel. These teams work closely with our customers to continually optimize our products for their production processes in their current and future facilities. We monitor changing customer needs and target our research and development and manufacturing to produce wafers adapted to each customer’s process, requirements and specifications. Although we have some long-term supply agreements with a ten-year term that specify price and volume for the length of the agreement, we make sales of wafers principally through agreements of one year or less (such agreements often are of three months or six months duration), which specify price and typically indicate only expected volumes or market share. We sell our wafers to virtually all major semiconductor device manufacturers, including the major memory, microprocessor and ASIC manufacturers, the world’s largest foundries, and solar cell and module manufacturers.

In 2008, each of three customers, Suntech Power Holdings, Samsung Electronics and Gintech Energy, accounted for 10% or more of our revenue. In the aggregate, these three customers accounted for 38% of our revenue.

We sell some of our products to certain customers under consignment arrangements. Generally, these consignment arrangements require us to maintain a certain quantity of product in inventory at the customer’s facility or at a storage facility designated by the customer. Under these arrangements, we ship the wafers to the storage facility, but do not charge the customer or recognize revenue for those wafers until title passes to the customer. Title passes when the customer pulls the product from the assigned storage facility or storage area or, if the customer does not pull the product within a stated period of time (generally 60–90 days), at the end of that period, or when the customer otherwise agrees to take title to the product. Until that time, the wafers are considered part of MEMC’s inventory and are reflected on MEMC’s books and records as inventory. As such, these consignment arrangements are essentially inventory transfer arrangements. At December 31, 2008, we had approximately $15.1 million of inventory held on consignment, compared with approximately $8.4 million held on consignment at December 31, 2007.

Manufacturing

To meet our customers’ needs worldwide, we have established a global manufacturing network consisting of nine manufacturing facilities. We also utilize subcontractors to manufacture wafers for solar applications.

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

Raw Materials

We obtain our requirements for several raw materials, equipment, parts and supplies from sole suppliers. The main raw material in our production process is polysilicon. We use two types of polysilicon: granular polysilicon and chunk polysilicon. We produce all of our requirements for granular polysilicon at our facility in Pasadena, Texas. We produce chunk polysilicon in our Merano, Italy facility. Chunk polysilicon can be substituted for granular polysilicon, although our manufacturing throughput and yields could be adversely affected. We believe our ability to meet all of our polysilicon requirements through our in-house capabilities provides us with a key cost advantage to compete more effectively in the wafer industry. Although we completed initial expansions in our Pasadena facility and Merano facility in 2007 and 2008, we have also previously announced our plans to further expand our polysilicon production capacity over the next few years, and we continue to work toward these polysilicon capacity expansion targets. We sell some polysilicon to third parties. We also buy some polysilicon on the open market from time to time.

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

We have also entered into a license agreement for certain layer-transfer wafer technology and we are in the process of establishing commercial production capability for 200 millimeter and 300 millimeter silicon-on-insulator (SOI) wafers using a dedicated group of engineers and scientists located in our St. Peters, Missouri facility.

Competition

The market for wafers is competitive. We compete globally and face competition from established manufacturers. Our major competitors are Shin-Etsu Handotai, SUMCO, Siltronic, LDK Solar, Kyocera Corp., REC Group, Renasola, Sanyo Corporation, Sharp Corporation and SolarWorld AG.

Our wafers compete with wafers manufactured by others on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We believe we are competitive on the basis of these factors.

Proprietary Information and Intellectual Property

We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We protect our intellectual property rights based on patents and trade secrets as part of our ongoing research, development and manufacturing activities. As of December 31, 2008, we owned of record or beneficially approximately 228 U.S. patents, of which approximately 24 will expire within the next five years, approximately 88 will expire between six and ten years, and approximately 116 will expire after ten years. As of December 31, 2008, we owned of record or beneficially approximately 513 foreign patents, of which approximately 59 will expire within the next five years, approximately 174 will expire between six and ten years, and approximately 280 will expire after ten years. These foreign patents are generally counterparts of our U.S. patents. As of December 31, 2008, we had approximately 68 pending U.S. patent applications and approximately 264 pending foreign patent applications. The patents we beneficially own relate to polysilicon technology. We exclusively licensed these patents from Albemarle Corporation in connection with our purchase of Albemarle’s granular polysilicon business. We may request that these patents be assigned to us at any time in exchange for a nominal purchase price.

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims.

Employees

At December 31, 2008, we had approximately 4,600 full time employees and approximately 300 temporary workers worldwide. We have approximately 2,200 unionized employees in our St. Peters, Missouri, Pasadena, Texas, South Korea, Italy and Japan facilities. We have not experienced any material work stoppages at any of our facilities due to labor union activities during the last several years. We believe our relations with our employees are generally good.

Geographic Information

Information regarding our foreign and domestic operations is contained in Note 15, “Geographic Segments”, of Notes to Consolidated Financial Statements included in our 2008 Annual Report, which information is incorporated herein by reference.

Available Information

We make available free of charge through our website (http://www.memc.com) reports we file with the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including those set forth under “Item 1. Business” and “Item 3. Legal Proceedings” and those incorporated herein by reference from our 2008 Annual Report. In addition to the business risks and uncertainties discussed elsewhere in this Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statement made by us.

Our business depends on the semiconductor device industry and if that industry experiences a downturn, our sales could decrease and we could be forced to reduce our prices while maintaining fixed costs, all of which could have significant negative effects on our operating results and financial condition.

Our business depends in large part upon the market demand for our customers’ semiconductor devices that are utilized in electronics applications. The semiconductor device industry experiences:

•	rapid technological change;

•	product obsolescence;

•	changes in product mix;

•	price erosion; and

•	fluctuations in product supply and demand, some of which fluctuations can be severe.

From time to time, the semiconductor device industry has experienced significant downturns. These downturns often occur in connection with declines in general economic conditions. Some of these downturns have lasted for more than a year and have resulted in a substantial decrease in demand for our products. For much of the second half of 2007 and into the first three quarters of 2008, the semiconductor device industry had pockets of soft or weakened demand. In the fourth quarter of 2008 demand for wafers for semiconductor applications dropped by 36% according to SEMI, and Gartner is forecasting a continued decline in 2009. If the semiconductor device industry experiences future downturns, or if the current downturn lingers, we will face pressure to reduce prices and we may need to further rationalize capacity and reduce fixed costs. If we are unable to reduce our expenses sufficiently to offset reductions in price and volume, our operating results and financial condition will be materially adversely affected.

Our business also depends on the solar industry, and if that industry experiences a downturn, our sales could decrease and we could be forced to reduce our prices while maintaining certain fixed costs, all of which could have significant negative effects on our operating results and financial condition.

The solar industry has experienced a high level of growth in recent years, but it has also experienced wide fluctuations in the operating results of industry participants, some of which has been caused by the lack of readily available supply of certain raw materials, such as polysilicon or silane gas. In the past few years, a large number of companies have announced plans to produce polysilicon. In addition, in part due to the lack of available polysilicon supply, a number of companies are supplying thin-film solar cells, which are intended to obviate the need for crystalline-based cells, which would use wafers supplied by us. Both new available polysilicon supply and the increased use of thin-film cells by our customers or other solar cell and module companies could potentially lead to an excess supply of available material to service the demand of the industry. In the event of such oversupply, which oversupply appears to have occurred in late 2008 and early 2009, we may need to reduce our prices on certain products to retain or gain market share. In the past we have agreed to price reductions with some of our customers, including customers with whom we have long term supply agreements, and we may need to do so again in the future, which could have a material adverse effect on our operating results.

In the fourth quarter of 2008, solar industry demand appears to have dropped by as much as 10% on a unit basis, and this softening in demand may continue for the first half or all of 2009. It is unclear whether 2009 total solar industry demand will equal or exceed 2008 demand. Today’s solar industry demand appears to be mainly driven by the availability and size of government and economic incentives related to the use of solar power, because today the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, government bodies in many countries, most notably Germany and Japan, have historically provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. These government economic incentives could be reduced or eliminated altogether, especially in light of the worldwide economic crisis that is putting a strain on governments’ abilities to fund such incentives. In addition, some of these solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for our wafers and our customers’ products. In addition to the effects of government subsidies and incentives on solar demand and supply, the demand for solar electricity generation products is also influenced by macroeconomic factors such as the worldwide credit crisis, the devaluation of the Euro, the supply and price of other energy products, such as oil, coal and natural gas, as well as foreign, federal, state and local government regulations and policies concerning the electric utility industry.

Our dependence on single and limited source suppliers could harm our production output and adversely affect our manufacturing throughput and yield, which could also have a material adverse effect on our operating results.

We obtain several raw materials, equipment, parts and supplies from sole suppliers. Likewise, we obtain all of our requirements for granular polysilicon from our facility in Pasadena, Texas, and this dependence could have a material adverse effect on our operating results. In the case of granular polysilicon, although we believe that we could substitute chunk polysilicon for granular polysilicon, we cannot predict whether this substitution would be successful or how long the related customer qualification process would take. In addition, with any change to increased use of chunk polysilicon as a substitute for granular polysilicon, our manufacturing process would be interrupted and our manufacturing throughput and yields could be adversely affected. A failure to obtain a new qualification or a decrease in our manufacturing throughput or yields could have a material adverse effect on our operating results.

From time to time we have experienced limited supplies of certain raw materials, equipment, parts and supplies, particularly polysilicon. We may experience shortages of our key raw materials, equipment, parts and supplies in the future. A prolonged inability to manufacture or obtain raw materials, equipment, parts or supplies, or increases in prices resulting from shortages of these critical materials could have a material adverse effect on our operating results.

In addition, we have long term annual take-or-pay contracts with certain suppliers of precursor raw materials, which could require us to make significant payments if we do not take the required annual amounts. For 2008, we made a payment to one such supplier of $16.3 million because we did not take the required amount of raw material in 2008 (although we are in negotiations with the supplier to recover a portion of the amount paid). These payments, if required in future years, could have a material adverse effect on our operating results.

Our expansion of manufacturing volume and capacity presents business risks which could materially adversely affect our results of operations if we fail to manage these expansions successfully.

We have invested significantly, and are continuing to invest, in expanding our raw material (polysilicon) production capacity and our 300 millimeter production capacity. We have also announced our intention to develop significant 156 millimeter production capacity in the future. Expansion of our polysilicon production capacity is subject to risks such as availability of capital equipment; delays in construction and related technical difficulties in ramping such new capacity to significant production levels; and availability of additional precursor raw materials.

Because our plan to manufacture 156 millimeter wafers involves a new size wafer for MEMC, it is also subject to additional risks, including refining and adapting our manufacturing technologies to customer requirements; creating and developing demand for and market acceptance of our technologies and products; identifying and managing qualified subcontractors to manufacture 156 millimeter wafers; and establishing and maintaining sufficient internal research and development, marketing, sales, production and customer service infrastructure to support this effort.

In July 2005, we embarked upon a significant expansion of our 300 millimeter production capacity by establishing such production capacity at our Taisil facility in Taiwan, in addition to continuing our improvements to our Japan 300 millimeter operation. Although we may determine to slow down this expansion, given the current state of semiconductor industry demand, the expansion of this capacity still involves significant risks, including availability and timing of capital equipment installation; distraction of worldwide and local management; costs and spending in excess of budgeted amounts; timing of production ramp; and qualification of a new facility at new and existing customers.

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

We face competition in the wafer industry from established manufacturers throughout the world. The largest wafer suppliers with whom we compete are Shin-Etsu Handotai, SUMCO, Siltronic, LDK Solar, Kyocera Corp., REC Group, Renasola, Sanyo Corporation, Sharp Corporation and SolarWorld AG. In addition to these larger or more established companies, there are a number of companies developing wafer manufacturing capability targeted for solar applications. In 2006 through 2008, over 100 companies entered the solar wafer manufacturing space (or announced plans to do so). It is unclear what impact the worldwide economic downturn in late 2008 and early 2009 will have on these solar wafer manufacturing companies.

We compete on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. Some of our competitors have substantial financial, technical, engineering and manufacturing resources to develop products that currently, and may in the future, compete favorably against our products. We may need to reduce our prices to respond to aggressive pricing by our competitors to retain or gain market share, which could have a material adverse effect on our operating results.

Because we cannot easily transfer production of specific products from one of our manufacturing facilities to another, manufacturing delays or lack of capacity or output at a single facility could result in a loss of product volume.

It typically takes three to nine months or more for our customers to qualify a manufacturing facility to produce a specific product, but it can take longer depending upon a customer’s requirements and market conditions. Interruption of operations or lack of available additional capacity at any of our primary wafer manufacturing facilities could result in delays or cancellations of shipments of wafers and a loss of product volume. Likewise, interruption of operations at our polysilicon manufacturing facilities in Merano, Italy and Pasadena, Texas could adversely affect our wafer manufacturing throughput and yields and could result in our inability to produce certain qualified wafer products, delays or cancellations of shipments of wafers and a loss of product volume. A number of factors could cause interruptions, including extreme weather conditions, such as hurricanes, which are not uncommon in the Pasadena, Texas area, equipment failures, shortages of raw materials or supplies, transportation logistic complications or labor disputes. We have had interruptions of our manufacturing operations for some of these reasons in the past, and could have such interruptions again in the future. Unions represent some of the employees at our wafer facilities in St. Peters, Missouri, Italy and South Korea and our granular polysilicon facility in Pasadena, Texas. A strike at any of these facilities could cause interruptions in manufacturing. We cannot be certain that alternate qualified capacity would be available on a timely basis or at all.

If we do not continue to reduce our manufacturing costs and operating expenses, we may not be able to compete effectively in the wafer industry.

The success of our business depends, in part, on our continuous reduction of manufacturing costs and leveraging of operating expenses. The wafer industry has historically experienced price erosion, especially in the last quarter of 2008, and will likely continue to experience such price erosion in the future in 2009, and likely beyond. In addition, our long-term agreements to supply solar wafers have fixed price reduction curves (on a per watt basis). If we are not able to reduce our manufacturing costs and leverage our operating expenses sufficiently to offset future price erosion, our operating results will be adversely affected. During the past few years, we have engaged in various cost-cutting and other initiatives intended to reduce costs and increase productivity. These activities have included reduction of headcount, refinement of our processes, and efforts to increase yields and reduce cycle time. We cannot assure you that we will be able to continue to reduce our manufacturing costs and leverage our operating expenses. Moreover, any future reduction of headcount or closure of one or more of our manufacturing facilities may adversely affect our ability to manufacture wafers in required volumes to meet customer demand and may result in other production disruptions, and could require us to take an excess capacity or impairment charge, which could have an adverse effect on our operating results.

Current credit and financial market conditions could prevent or delay our current or future customers from obtaining financing necessary to purchase our products or finance their own operations or capacity expansions, which could adversely affect our business, our operating results and financial condition.

Due to the recent severe tightening of credit and concerns regarding the availability of credit around the world, our semiconductor and solar customers may delay or attempt to delay their payments to us in connection with product purchases, or may be delayed in obtaining, or may not be able to obtain, necessary financing for their purchases of our products or their own operations or expansion plans. In addition, the current credit and financial market conditions may adversely affect the ability of our customers that have executed long-term supply agreements to purchase wafers for solar applications from us to make additional required security deposits with us or deliver required letters of credit to us pursuant to these long-term supply agreements or to fund their own expansion plans. Delays of this nature could materially adversely affect our solar product sales, and therefore harm our business, our operating results and financial condition.

The investment of our substantial cash balances and our investments in money market funds, auction rate securities, fixed income funds, individual corporate bonds, asset-backed and mortgage-backed securities and pension plan assets are subject to risks associated with the current worldwide credit and financial market conditions which may cause losses and adversely affect the liquidity or value of these investments.

As of December 31, 2008, we held $159.5 million of investments, net of temporary impairments of $14.5 million and other than temporary impairments of $14.5 million, in an investment portfolio with a major banking institution. These are invested primarily in individual corporate bonds and asset-backed and mortgage-backed securities. A majority of these investments maintain a floating interest rate based on a range of spreads to the one and three month LIBOR rate. Other than the securities for which we recorded an other than temporary impairment, we believe the decline in fair value to be directly attributable to the current global credit conditions which we believe are temporary. For certain securities, however, we believe the time to reach the original carrying value to be greater than 12 months and accordingly we have classified $55 million as non-current assets. Also as of December 31, 2008, we held $44.1 million of investments related to auction rate securities (ARS), net of temporary impairments of $7.3 million. As of December 31, 2008, all of our ARS were classified as non-current assets due to unsuccessful auctions coupled with current conditions in the general debt markets which have created uncertainty as to when successful auctions will be reestablished. While we do not anticipate having to sell these securities below our amortized cost in order to operate our business, there may be further declines in the value of these investments, which we may determine to be other than temporary. These market risks associated with our investment portfolio may have an adverse effect on our liquidity, results of operations and financial condition.

Because we manufacture and sell a substantial portion of our products outside of the United States, we are subject to the risks of doing business internationally, including periodic foreign economic downturns and political instability, which may adversely affect our sales and cost of doing business in those regions of the world.

Economic downturns have affected our operating results in the past, and could affect our operating results in the future. Additionally, other factors may have a material adverse effect on our operations in the future, including:

•	the imposition of governmental controls or changes in government regulations, including tax regulations;

•	export license requirements;

•	restrictions on the export of technology;

•	geo-political instability; and

•	trade restrictions and changes in tariffs.

We cannot predict whether these economic risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

We currently operate under tax holidays and/or favorable tax incentives and rates in certain foreign jurisdictions. Such tax holidays and incentives often require us to meet certain minimum employment and investment criteria or thresholds in these jurisdictions. We cannot assure you that we will be able to continue to meet these criteria or thresholds, or realize any net tax benefits from these tax holidays or incentives. If any of our tax holidays or incentives are terminated, our results of operations could be materially adversely effected.

We are subject to periodic fluctuations in foreign currency exchange rates which could cause operating results and reported financial results to vary significantly from period to period.

Approximately 76% of our sales in 2008 were made outside the United States, and we expect that international sales will continue to represent a significant percentage of our total sales. Sales outside of the United States could expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily related to the Euro, Japanese Yen and Korean Won. Because the majority of our sales are denominated in the U.S. Dollar, if one or more competitors is selling to our customers in a different currency than the U.S. Dollar, we are subject to the risk that the competitors’ products will be relatively less expensive than our products due to exchange rate effects. For 2008, approximately 83% of our sales were denominated in U.S. Dollars, compared to approximately 81% in both 2007 and 2006.

In addition, a significant portion of our manufacturing operations is located outside of the United States. Our risk exposure from expenses at international manufacturing facilities is concentrated in the Euro, Japanese Yen, Korean Won, Malaysian Ringgit and the New Taiwanese Dollar. When possible, we denominate our sales in the same currency in which we incurred manufacturing expenses. To the extent that our sales in foreign currencies occur at foreign sites which incur expenses in those same currencies, this natural hedge reduces our net exposure to foreign currency risk. We generally hedge receivables denominated in foreign currencies at the time of sale. One of our foreign subsidiaries has debt denominated in Japanese Yen. We generally do not hedge these net foreign currency exposures.

We recognized net currency losses totaling approximately $3.0 million in 2008, $1.7 million in 2007, and $1.0 million in 2006. We cannot predict whether the foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

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

Three customers each accounted for 10% or more of our revenue in 2008, and in the aggregate, these three customers accounted for 38% of our 2008 revenue, compared to 25% of our revenue in 2007 from these same three customers. Our operating results could materially suffer if we experience a significant reduction in, or loss of, purchases by one or more of these companies or by our other top customers.

The loss of one or more of our customers with whom we have long-term agreements could materially adversely affect our results of operations. We have previously announced the execution of long-term supply agreements with four customers between July 2006 and July 2008. In February 2009, we announced amendments to the long-term supply agreements with two of these customers, which amendments only addressed calendar 2009, and maintained MEMC’s potential 2009 aggregate revenue from each agreement, by effecting a 2009 volume increase and a 2009 price reduction. While we are having similar discussions with the two other customers with whom we have long-term supply agreements, as of late February 2009 we had not reached an agreement with these customers on revised calendar 2009 price and volumes. In addition, one of these customers had not made a scheduled refundable capacity reservation deposit that was due under their agreement in early January 2009. As a result, we cannot be certain that one or both of these customers will be able to purchase their required volumes of wafers under their long-term supply agreement with us.

Although the long-term supply agreements with all four of these customers are “take or pay contracts”, there can be no assurance that the customers will be able to fulfill their financial commitments to us in the agreements to pay the associated amounts if they do not fulfill their purchase obligations under the agreements. If we had to stop shipping to a customer who failed to meet its obligations under the long-term supply agreement, we could have excess or idle production capacity. The loss of any of these customers could materially adversely affect our operating results.

The market price of our common stock has fluctuated significantly, especially in recent years, and may continue to do so in the future.

The market price of our common stock may be affected by various factors, including:

•	quarterly fluctuations in our operating results resulting from factors such as timing of orders from and shipments to major customers, product mix and competitive pricing pressures;

•	market conditions experienced by our customers and in the semiconductor industry, solar industry and wafer industry;

•	interruption of operations at our manufacturing facilities or the facilities of our suppliers;

•	announcements of operating results that are not aligned with the expectations of investors;

•	general worldwide macroeconomic conditions;

•	developments in patent or other proprietary rights by us or by our competitors;

•	changes in our relationships with our customers;

•	announcements of technological innovations, new products or upgrades to existing products by us or our competitors; and

•	general stock market trends.

As a participant in both the semiconductor industry and the solar industry, two industries that have often experienced extreme price and trading volume fluctuations that often have been unrelated to the operating performance of an individual company, this market volatility may adversely affect the market price of our common stock.

If we fail to comply with covenants under our credit facility, the lenders could cause outstanding amounts to become immediately due and payable, and we might not have sufficient funds and assets to pay such loans.

We are party to a $200 million revolving credit facility with National City Bank of the Midwest (now a part of PNC Bank), US Bank and other lenders named therein. This facility contains certain restrictive covenants, including covenants to maintain minimum consolidated EBITDA and interest coverage ratios, as those terms are defined in the agreement. A continuing violation of any of these covenants, which in our industry could occur in a sudden or sustained downturn, would be deemed an event of default under the facility. In such event, upon election of the lenders, the loan commitments under the credit facility would terminate and the loans and accrued interest then outstanding would be due and payable immediately. We may not have sufficient funds and assets to cover any such required payments and may not be able to obtain replacement financing on a timely basis or at all. These events could have a material adverse effect on us depending on our outstanding balances at that time. As of December 31, 2008, we had no outstanding borrowings under this facility, although we had approximately $114.2 million of outstanding third party letters of credit backed by this facility at such date. We met all covenants under this facility at December 31, 2008.

We are subject to numerous environmental laws and regulations, which could require us to discharge environmental liabilities, increase our manufacturing and related compliance costs or otherwise adversely affect our business.

We are subject to a variety of foreign, federal, state and local laws and regulations governing the protection of the environment. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal and reporting of toxic, volatile or otherwise hazardous materials used in our manufacturing processes. These materials may have been or could be released into the environment at properties currently or previously owned or operated by us, at other locations during the transport of the materials, or at properties to which we send substances for treatment or disposal. If we were to violate or become liable under environmental laws and regulations or become non-compliant with permits required at some of our facilities, we could be held financially responsible and incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims. Groundwater and/or soil contamination has been detected at four of our facilities. We believe we are taking all necessary remedial steps at these facilities. In addition, if we should decide to close a facility in the future, we could be subject to additional costs related to cleanup and/or remediation of the facility in connection with closing the facility. We do not expect these known conditions to have a material impact on our business. Environmental issues relating to presently known or unknown matters, however, could require additional investigation, assessment or expenditures. In addition, new laws and regulations or stricter enforcement of existing laws and regulations could give rise to additional compliance costs and liabilities.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management on our internal control over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The report must also contain a statement that our auditors have issued an attestation report on management’s assessment of our internal controls over financial reporting.

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

Cautionary Statement Regarding Forward-Looking Statements

The following statements are or may constitute forward-looking statements:

•

Statements set forth in this Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission regarding possible or assumed future results of our operations, including but not limited to any statements contained herein or therein concerning:

•	Our belief that our ability to meet all of our polysilicon requirements through our in-house capabilities provides us with a key cost advantage to compete more effectively in the wafer industry;

•	Our belief that device manufacturers recognize the critical role that wafers and other materials play in improving device performance and reducing their production costs;

•

Our belief that the semiconductor wafer industry has consolidated over the past decade, and that this change in the competitive landscape is causing segmentation between larger and smaller producers, with larger manufacturers gaining an increasing share of the overall semiconductor wafer market;

•

Our belief that semiconductor device manufacturers will continue to select wafer suppliers that offer advanced technological capabilities, a broad product portfolio and superior service to satisfy exacting device requirements;

•	Our belief that the OPTIA™ wafer is the most technologically advanced polished wafer available today;

•	Our belief that we could adapt some of our existing wafer manufacturing assets to produce wafers or ingots for solar applications should market conditions or our customers require it;

•	Our belief that our wafers are competitive with wafers manufactured by others on the basis of product quality, consistency, price, technical innovation, customer service and product availability;

•	Our belief that our relations with our employees are generally good;

•	Our belief that could substitute chunk polysilicon for granular polysilicon;

•	Our belief that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets;

•	Our belief that our capital expenditures for 2009 will be less than our capital expenditures for 2008;

•	Our anticipation that we will not have to sell our auction rate securities below our cost in order to operate our business;

•

Our belief that, other than the securities for which we have recorded an other than temporary impairment, the decline in fair value of our securities is directly attributable to the current global credit conditions;

•

Our belief that, based on our current cash, cash equivalents and investment balances and expected operating cash flows, the current liquidity concerns in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations;

•	Our belief that we have the financial resources needed to meet business requirements for at least the next 12 months, including capital expenditures and working capital requirements;

•	Our belief that SFAS 157 will not have a material impact upon adoption on our consolidated financial statements related to non-financial assets and liabilities;

•	Our belief that SFAS 141R will not have a material effect on our consolidated results of operations and financial condition;

•	Our belief that SFAS 160 will not have a material effect on our consolidated results of operations and financial condition;

•	Our belief that SFAS 161 will not have a material effect on our consolidated results of operations and financial condition;

•	Our belief that FSP FAS 132(R)-1 will not have a material effect on our consolidated results of operations and financial condition;

•	Our belief that our tax positions are fully supported and that our income tax liabilities, including related interest, are adequate in relation to the potential for additional tax assessments;

•	Our expectation that contributions to our pension and post-employment plans in 2009 will be approximately $1.1 million and $2.2 million, respectively;

•	Our belief that we are taking all necessary environmental remediation steps at our facilities, and our expectation that these known conditions will not have a material impact on our business;

•	Our belief that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements;

•	The impact of pending litigation on us, including the cases described in Item 3 hereof;

•	Our belief that there will be some insurance coverage available under MEMC’s insurance policies for the class actions and derivative claims described in Item 3 hereof;

•	Our belief that, as of December 31, 2008, our internal control over financial reporting was effective;

•	Other statements contained or incorporated by reference in this Form 10-K regarding matters that are not historical facts; and

•	Any statements preceded by, followed by or that include the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions.

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

Our principal executive offices are located at 501 Pearl Drive (City of O’Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our principal manufacturing and administrative facilities comprised approximately 3.9 million square feet as of December 31, 2008 and were situated in the following locations:

Location	Square Footage
St. Peters, MO, USA	744,000
Sherman, TX, USA	693,000
Pasadena, TX, USA	436,000
Hsinchu, Taiwan	522,000
Chonan, South Korea	453,000
Utsunomiya, Japan	327,000
Merano, Italy	327,000
Novara, Italy	322,000
Kuala Lumpur, Malaysia	86,000
Singapore	2,930

We lease the land on which our Pasadena, Texas facility is located. The term of the Pasadena lease expires in 2030 and is extendable for four (4) additional renewal terms of five (5) years each. We lease the land on which our Hsinchu, Taiwan facility is located. This lease expires in 2014 and is extendable for not less than a 20 year renewal period thereafter. We also lease our facility in Kuala Lumpur, Malaysia, which lease expires in March 2009, but is in the process of renewal for a three year term, and our facility in Singapore, which lease expires in July 2010.

We believe that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements. The extent of utilization of these facilities varies from plant to plant and from time to time during the year.

Item 3.	Legal Proceedings

S.O.I.TEC Silicon on Insulator Technologies S.A. vs. MEMC Electronic Materials, Inc.

On May 19, 2008, Soitec and Commissariat A L’Energie Atomique (“CEA”) filed a complaint for patent infringement against MEMC in the U.S. District Court for the District of Delaware (Civil Action No. 08-292) alleging infringement, including willful infringement, by MEMC of three U.S. patents related to silicon-on-insulator (SOI) technology, and requested damages and an injunction preventing further infringement of the three patents listed in Soitec’s complaint. On July 9, 2008, MEMC filed a motion to dismiss the complaint, or in the alternative, for a more definite statement. On February 20, 2009, the district court denied our motion to dismiss, and as a result, our answer is due in early March 2009. Although the case is still in the initial pleading stage, we believe that Soitec’s suit against us alleging infringement of the three patents named in the complaint has no merit, and we are asserting a vigorous defense against these claims. We do not believe that this case, should it be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of these matters are unpredictable and the results of these cases could be unfavorable for MEMC.

Sumitomo Mitsubishi Silicon Corporation et al. vs. MEMC Electronic Materials, Inc.

On July 13, 2004, Sumitomo Mitsubishi Silicon Corporation (“SUMCO”) and certain of its affiliates filed a lawsuit against MEMC in the U.S. District Court for the District of Delaware in a case captioned Sumitomo Mitsubishi Silicon Corporation, aka SUMCO, a corporation of Japan and SUMCO USA Corporation, a Delaware corporation, v. MEMC Electronic Materials, Inc., a Delaware corporation, Civil Action No. 04-852-SLR. In May 2005, MEMC successfully had this case removed to the Northern District of California. Plaintiffs alleged that MEMC violated the antitrust laws by attempting to control sales of low defect silicon wafers in the United States, including through its patent policies and enforcement of its patents related to low defect silicon wafers. Plaintiffs also sought a declaratory judgment that plaintiffs’ wafers do not infringe the claims of two MEMC patents and that these two MEMC patents are invalid and unenforceable. Finally, plaintiffs alleged that these two MEMC patents are void and unenforceable because of MEMC’s alleged patent misuse. Plaintiffs sought treble damages in an unspecified amount, and attorneys’ fees and costs incurred by plaintiffs in this and a previous case between MEMC and SUMCO. MEMC asserted defenses against these claims, including a counterclaim for infringement of one of the two patents. In June 2006, certain of the counts related to the two MEMC patents were dismissed without prejudice.

On August 13, 2007, the U.S. District Court granted summary judgment in favor of MEMC, and in light of the summary judgment ruling in favor of MEMC, the U.S. District Court issued a final judgment against SUMCO. On August 23, 2007, SUMCO filed its Notice of Appeal of the grant of summary judgment in favor of MEMC with the U.S. Federal Circuit Court of Appeals. On December 5, 2008, the Federal Circuit affirmed the summary judgment in favor of MEMC, per curiam, which concludes the litigation.

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

The parties entered into settlement discussions for this case in November 2007 and December 2007. Semi-Materials claims that a binding settlement was reached as a result of those late 2007 discussions. MEMC denies Semi-Materials’ allegation that a binding settlement was reached. In January 2008, Semi-Materials moved the trial court to enforce the alleged settlement terms. On March 17, 2008, the trial court sustained Semi-Materials’ motion and found that binding settlement terms had been reached as a result of the late 2007 negotiations between Semi-Materials and MEMC. This decision was immediately appealed by MEMC to the United States Court of Appeals for the Eighth Circuit, and enforcement of the trial court’s order was stayed pending that appeal. The Eighth Circuit heard oral argument on September 26, 2008. Just prior to the September 26 oral argument, Semi-Materials informed MEMC and the Eighth Circuit that Semi-Materials no longer sought enforcement of the alleged settlement agreement (although Semi-Materials still claims that a binding settlement was reached in late 2007). Semi-Materials instead now requests that the Eighth Circuit vacate the trial court’s March 2008 order enforcing the alleged settlement agreement and remand the case back to the trial court for further proceedings. As of February 24, 2009, the Eighth Circuit had not issued a decision in the appeal.

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

No discovery has been undertaken in the Texas Action, and it has been stayed pending resolution of the appeal in the first case. Discovery is ongoing in the Missouri Action.

We do not believe that the Semi-Materials cases, should they ultimately be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of these matters are unpredictable and the results of these cases could be unfavorable for MEMC.

Minneapolis Firefighters’ Relief Association v. MEMC Electronic Materials, Inc., et al.

On September 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff Minneapolis Firefighters’ Relief Association asserting claims against MEMC and Nabeel Gareeb, MEMC’s former Chief Executive Officer. On October 10, 2008, a substantially similar putative class action lawsuit was filed by plaintiff Donald Jameson against MEMC, Mr. Gareeb and Ken Hannah, MEMC’s Chief Financial Officer. These cases purportedly are brought on behalf of all persons who acquired shares of MEMC’s common stock between June 13, 2008 and July 23, 2008, inclusive (the “Class Period”). Both complaints allege that, during the Class Period, MEMC failed to disclose certain material facts regarding MEMC’s operations and performance, which had the effect of artificially inflating MEMC’s stock price in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Plaintiffs further allege that Messrs. Gareeb and Hannah are subject to liability under Section 20(a) of the Act as control persons of MEMC. Plaintiffs seek certification of the putative class, unspecified compensatory damages, interest, and costs, as well as ancillary relief. On December 12, 2008, these actions were consolidated, and the Court appointed Mahendra A. Patel as lead plaintiff. Plaintiff filed a consolidated amended complaint on February 23, 2009. Defendants must answer or move to dismiss by April 10, 2009.

MEMC and the individual defendants believe this action has no merit and intend to vigorously defend themselves against the claims. However, due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this action.

Brian Larkowski v. John Marren, et al.

On November 4, 2008, Brian Larkowski, a purported shareholder of MEMC, filed a derivative action in the Circuit Court of St. Charles County, Missouri against defendants John Marren, Peter Blackmore, Nabeel Gareeb, Marshall Turner, Robert J. Boehlke, C. Douglas Marsh, William E. Stevens, James B. Williams, and Michael McNamara (collectively “Individual Defendants”) and MEMC as a nominal defendant. Each individual defendant is a current or former officer and/or director of MEMC. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, based on allegations of conduct similar to that alleged in the putative class action lawsuit described above. On December 19, 2008, the Court entered a stipulated order staying the derivative action pending resolution of any motions to dismiss in the putative class action.

On January 30, 2009, a second putative derivative plaintiff served a demand letter on the Company’s Board of Directors requesting that it investigate factual allegations similar to those underlying the Larkowski derivative action.

Jerry Jones v. MEMC Electronic Materials, Inc., et al.

On December 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff, Jerry Jones, purportedly on behalf of all participants in and beneficiaries of MEMC’s 401(k) Savings Plan (the “Plan”) between September 4, 2007 and December 26, 2008, inclusive (the “Class Period”). The complaint asserts claims against MEMC and certain of its directors, employees and/or other unnamed fiduciaries of the Plan. The complaint alleges that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”), generally asserting that the defendants failed to make full disclosure of the risks to the Plan’s participants of investing in MEMC’s stock, to the detriment of the Plan’s participants and beneficiaries, and that Company’s stock should not have been made available as an investment alternative for the Plan’s participants. The misstatements alleged in the complaint significantly overlap with the misstatements alleged in the federal securities class action described above. The complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in MEMC’s stock, equitable relief and an award of attorney’s fees.

MEMC currently believes that there will be some insurance coverage available under MEMC’s insurance policies for the foregoing class actions and derivative claims. Such policies are subject to self-insurance retentions, exclusions, conditions, any potential coverage defenses or gaps, policy limits and insurer solvency. MEMC is currently unable to predict or determine the outcome or resolution of the foregoing proceedings or to estimate the amounts of, or potential range of, loss with respect to these proceedings. The range of possible resolutions of these proceedings could include judgments against MEMC or settlements that could require substantial payments by MEMC. These payments could have a material adverse effect on MEMC’s results of operations and financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter 2008.

Executive Officers of the Registrant

The following is information concerning our executive officers as of January 31, 2009.

Name	Age	All Positions and Offices Held
Marshall Turner	67	Interim Chief Executive Officer and Director
Kenneth H. Hannah	40	Senior Vice President and Chief Financial Officer
John A. Kauffmann	52	Senior Vice President, Worldwide Sales, Customer Service and Marketing
Shaker Sadasivam	49	Senior Vice President, Research and Development
Mignon Cabrera	49	Senior Vice President, Human Resources
Michael Cheles	50	Vice President, Information Technology and CIO
Bradley D. Kohn	40	Vice President, General Counsel and Corporate Secretary

Mr. Turner has been our Interim Chief Executive Officer since November 2008 and has been a Director since April 2007. Mr. Turner served as Chairman and Chief Executive Officer of Toppan Photomasks, Inc. from June 2003 through April 2005, and President and Chief Executive Officer of that company through May 2006. Mr. Turner is also a member of the board of directors of Xilinx, Inc. and the AllianceBernstein Funds.

Mr. Hannah has been our Senior Vice President and Chief Financial Officer since April 2006. Prior to joining MEMC, Mr. Hannah was employed by The Home Depot, Inc. from 2003 to 2006. Mr. Hannah most recently served as the Senior Vice President, Operations, covering all aspects of The Home Depot’s operations in the United States, Mexico, and Canada. Prior to that, he served as Senior Vice President, Finance, supporting all Home Depot stores in the United States and Mexico, as well as store operations and the global supply chain. Before Home Depot, from 2001 to 2003 Mr. Hannah worked as Vice President for The Boeing Company where he led the audit and financial planning functions. He also held senior finance positions at several GE divisions from 1997 to 2001.

Mr. Kauffmann has been our Senior Vice President, Worldwide Sales, Customer Service and Marketing since October 2004. Mr. Kauffmann served as Vice President, Marketing from August 2003 to October 2004 and Acting Vice President, Sales and Marketing from March 2003 to August 2003. Mr. Kauffmann served as our Director, Segment Marketing from August 2002 to February 2003 and as the Commercial Manager for our 300 millimeter business unit from June 2000 to July 2002. From September 1994 to May 2000, Mr. Kauffmann held various positions with MEMC in Taiwan including Technical Director from September 1994 to December 1997, Director of Operations from December 1997 to April 1999, and Director, Foundry Marketing from April 1999 to May 2000. From February 1980 to August 1994, Mr. Kauffmann held manufacturing positions in one of our U.S. manufacturing plants.

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

Ms. Cabrera has been our Senior Vice President, Human Resources since August 2006. Prior to joining MEMC, Ms. Cabrera was owner and principal of Professional Consulting Services, a human resource consulting firm, from September 2005 to August 2006. Previous to her consulting experience, from January 1999 to August 2005, Ms. Cabrera served as Vice President of Human Resources and General Affairs with Samsung Telecommunications America.

Mr. Cheles has been our Vice President, Information Technology and Chief Information Officer since September 2006. Prior to joining MEMC, Mr. Cheles was a Director of Information for the Uniprise Division of United HealthCare, from April 2005 to August 2006. Previous to his employment with Uniprise, Mr. Cheles was Vice President, Information Technology at Hussmann Corporation from July 1997 to February 2004.

Mr. Kohn has been our Vice President, General Counsel and Corporate Secretary since September 2005. Prior to joining MEMC, from March 2000 until September 2005, Mr. Kohn was with Pillsbury Winthrop Shaw Pittman LLP (formerly Pillsbury Madison & Sutro LLP) in its Palo Alto office, most recently as a partner in the Corporate Securities Group.

There are no family relationships between or among any of the named officers and the directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report and under “Stockholders’ Information” in our 2008 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years.

(c) Unregistered Sales of Equity Securities and Use of Proceeds

On May 16, 2007, our Board of Directors approved a $500 million share repurchase program, and on July 22, 2008, the Board approved an additional $500 million of share repurchases, for a total of $1 billion. The stock repurchase program allows MEMC to purchase common stock from time to time on the open market or through privately negotiated transactions using available cash. The specific timing and amount of repurchases will vary based on market conditions and other factors. The stock repurchase program may be modified, extended or terminated by the Board of Directors at any time.

Repurchases made in the fourth quarter of 2008 are set forth below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 to October 31, 2008	1,500,000	$23.70	1,500,000	$567.9
November 1 to November 30, 2008	0	N/A	0	$567.9
December 1 to December 31, 2008	0	N/A	0	$567.9

Total	1,500,000	$23.70	1,500,000	$567.9

(d) The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 and is incorporated herein by this reference.

Item 6.	Selected Financial Data

The tabular information (including the footnotes thereto) required by this item is set forth under “Five Year Selected Financial Highlights” in our 2008 Annual Report, which information is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report, which information is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is set forth under “Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report, which information is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is set forth under “Consolidated Statements of Income”, “Consolidated Balance Sheets”, “Consolidated Statements of Cash Flows”, “Consolidated Statements of Stockholders’ Equity”, “Notes to Consolidated Financial Statements”, “Report of the Independent Registered Public Accounting Firm” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report, all of which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The information required by this item is set forth under “Management’s Report on Internal Control Over Financial Reporting” in our 2008 Annual Report, which information is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2009 Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The remaining information required by this item with respect to directors will be set forth in the 2009 Proxy Statement under “Information about Nominees and Continuing Directors” and is incorporated herein by reference. Information required by this Item relating to our Code of Ethics and Audit Committee will be set forth in the 2009 Proxy Statement under “Board of Directors and Committees of the Board of Directors.” The remaining information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information regarding beneficial ownership of our securities required by this Item will be set forth in our 2009 Proxy Statement under the headings “Director Compensation”, “Compensation Discussion and Analysis”, “Report of the Compensation Committee”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership of our securities required by this Item will be set forth in our 2009 Proxy Statement under the headings “Security Ownership by Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes certain information regarding MEMC securities that have been and may be issued pursuant to our equity compensation plans as of December 31, 2008.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	5,303,783 shares of common stock	$40.28512	11,462,696 shares of common stock
Equity compensation plans not approved by security holders	0 shares of common stock	$0	0 shares of common stock

Total	5,303,783 shares of common stock	$40.28512	11,462,696 shares of common stock

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information concerning related party transactions which is required by this Item will be set forth in our 2009 Proxy Statement under the heading “Certain Transactions” and is incorporated herein by reference. The information concerning director independence required by this Item will be set forth in our 2009 Proxy Statement under the heading “Board of Directors and Committees of the Board of Directors” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be set forth in our 2009 Proxy Statement under the heading “Principal Accounting Firm Services and Fees” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of us and our subsidiaries and the Report of the Independent Registered Public Accounting Firm of KPMG LLP are included in our 2008 Annual Report, and are incorporated herein by reference:

Consolidated Statements of Income—Years Ended December 31, 2008, 2007, and 2006.

Consolidated Balance Sheets—December 31, 2008 and 2007.

Consolidated Statements of Cash Flows—Years Ended December 31, 2008, 2007, and 2006.

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2008, 2007, and 2006.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of MEMC Electronic Materials, Inc. (“the Company”) (Incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (Incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (Incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3.4	Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, dated January 20, 2009)

10.1	Joint Venture Agreement dated August 28, 1990 among the Company, Pohang Iron and Steel Company, Ltd. (“POSCO”) and Samsung Electronics Company, Ltd. (“Samsung”) (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.2	First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.3	Second Amendment to Joint Venture Agreement dated December 30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

Exhibit No.	Description
10.4	MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company’s Form 10-K for the Year ended December 31, 1995)

*10.5	Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

*10.6	Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10.7	Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10.8	Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation (Incorporated by reference to Exhibit 10-nn(1) of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

†10.9	MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on January 26, 2004 (Incorporated by reference to Exhibit 10-cc of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.10	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10-cc(1) of the Company Form 10-Q for the Quarter ended June 30, 2004)

†10.11	Form of Stock Option and Restricted Stock Agreement (Incorporated by reference to Exhibit 10-t(1) of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.12	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.13	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.14	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.15	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.16	Form of Stock Option Agreement (Non-employee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.17	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-cc(7) of the Company’s Form 10-K for the Year ended December 31, 1999)

†10.18	Form of Stock Option Agreement (4-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(9) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.19	Form of Stock Option Agreement (2-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(10) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.20	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(11) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.21	Form of Stock Option Agreement (Outside Directors) (Incorporated by reference to Exhibit 10-cc(12) of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.22	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on January 24, 2007

†10.23	Form of Stock Option Agreement (4 year vesting) (Incorporated by reference to Exhibit 10-dd(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.24	Form of Stock Option Agreement (7 year cliff vesting) (Incorporated by reference to Exhibit 10-dd(2) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.25	Form of Stock Option Agreement (end of contract vesting) (Incorporated by reference to Exhibit 10-dd(3) of the Company’s Form 10-K for the Year ended December 31, 2002)

†10.26	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10.27	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10.28	Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers (Incorporated by reference to Exhibit 10-hh of the Company’s Form 10-Q for the Quarter ended September 30, 2004)

†10.29	Stock Option Grant Agreement (Four Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10.30	Form of Restricted Stock Unit Award Agreement under the 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.44 of the Company’s Form 10-K for the year ended December 31, 2005)

†10.31	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

†10.32	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

10.33	Revolving Credit Agreement, dated as of July 21, 2005, by and among the Company, National City Bank of the Midwest, US Bank National Association and the other lender signatories thereto (Incorporated by reference to Exhibit 10-eee(1) of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2005)

10.34	Subsidiary Guarantee, dated as of July 21, 2005, by and among the Company, National City Bank of the Midwest, as Administrative Agent, and the guarantor signatories thereto (Incorporated by reference to Exhibit 10-eee(2) of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2005)

10.35	Amendment No. 1 to Revolving Credit Agreement, dated as of December 20, 2006, by and among the Company, National City Bank of the Midwest, US Bank National Association and the other lender signatories thereto (Incorporated by reference to Exhibit 10.42 of the Company’s Form 10-K for the year ended December 31, 2006)

*10.36	Solar Wafer Supply Agreement, dated as of July 25, 2006, by and between the Company and Suntech Power Holdings Co. Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006)

*10.37	Solar Wafer Supply Agreement, dated as of October 25, 2006, by and between the Company and Gintech Energy Corporation (Incorporated by reference to Exhibit 10.46 of the Company’s Form 10-K for the year ended December 31, 2006)

10.38	Summary of Director Compensation

10.39	Summary of Compensation Arrangements for Certain Named Executive Officers

*10.40	Solar Wafer Supply Agreement between Conergy AG and the Company dated October 25, 2007 (Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

*10.41	Amendment No. 1 to Solar Wafer Supply Agreement between Gintech Energy Corp. and the Company dated October 25, 2007 (Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

†10.42	Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10-44 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

†10.43	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

†10.44	Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Employees (Time Vesting) (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

†10.45	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Officers (Time Vesting) (Incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

†10.46	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Officers (Performance Vesting) (Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

*10.47	Amended and Restated STF Supply Agreement dated as of April 30, 2007, by and between the Company and PCS Phosphate Company, Inc. (Incorporated by reference to Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2007)

*10.48	Solar Wafer Supply Agreement dated as of July 9, 2008, by and between MEMC Singapore Pte. Ltd. and Tainergy Tech Co., Ltd. (Incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2007)

*10.49	Amendment Number 1 to Solar Wafer Supply Agreement, by and between MEMC Singapore Pte. Ltd. and Conergy AG, dated as of July 10, 2008. (Incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2007)

†10.50	Separation Agreement and General Release, by and between Sean Hunkler and MEMC Electronic Materials, Inc., dated as of August 13, 2008. (Incorporated by reference to Exhibit 10.52 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2007)

†10.51	Offer Letter, effective as of November 7, 2008, between the Company and Marshall Turner for employment as Interim Chief Executive Officer beginning November 12, 2008.

13	Selected pages from the Company’s 2008 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of these documents has been requested or granted.
†	These exhibits constitute management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(c) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC ELECTRONIC MATERIALS, INC.

By:	/s/ MARSHALL TURNER
Marshall Turner Interim Chief Executive Officer

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARSHALL TURNER	Interim Chief Executive Officer and Director	February 27, 2009
Marshall Turner	(Principal executive officer)

/s/ KENNETH H. HANNAH	Senior Vice President and Chief Financial Officer	February 27, 2009
Kenneth H. Hannah	(Principal financial officer and accounting officer)

/s/ PETER BLACKMORE	Director	February 25, 2009
Peter Blackmore

/s/ ROBERT J. BOEHLKE	Director	February 25, 2009
Robert J. Boehlke

/s/ JOHN MARREN	Chairman of the Board of Directors	February 25, 2009
John Marren

/s/ C. DOUGLAS MARSH	Director	February 25, 2009
C. Douglas Marsh

/s/ MICHAEL MCNAMARA	Director	February 25, 2009
Michael McNamara

/s/ WILLIAM E. STEVENS	Director	February 25, 2009
William E. Stevens

/s/ JAMES B. WILLIAMS	Director	February 25, 2009
James B. Williams

EXHIBIT INDEX

The following exhibits are filed as part of this report.

10.38	Summary of Director Compensation

10.39	Summary of Compensation Arrangements for Certain Named Executive Officers

10.51	Offer Letter, effective as of November 7, 2008, between the Company and Marshall Turner for employment as Interim Chief Executive Officer beginning November 12, 2008.

13	Selected pages from the Company’s 2008 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of these documents has been requested or granted.