Form 10-Q
period 2009-03-31
MEMC ELECTRONIC MATERIALS INC
filed 2009-05-07
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at April 30, 2009 was 223,488,795.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited; In millions, except per share data)

	Three Months Ended March 31,
	2009	2008
Net sales	$214.0	$501.4
Cost of goods sold	194.3	242.1

Gross profit	19.7	259.3
Operating expenses:
Marketing and administration	29.8	30.6
Research and development	9.6	10.3
Restructuring costs	6.7	—

Operating (loss) income	(26.4)	218.4

Non-operating (income) expense:
Interest expense	0.3	0.3
Interest income	(11.7)	(12.8)
Decline in fair value of warrant	0.1	209.4
Other, net	2.6	1.5

Total nonoperating (income) expense	(8.7)	198.4

(Loss) income before income tax expense	(17.7)	20.0
Income tax (benefit) expense	(18.9)	60.7

Net income (loss)	1.2	(40.7)
Net loss (income) attributable to noncontrolling interests	0.8	(1.1)

Net income (loss) attributable to MEMC stockholders	$2.0	$(41.8)

Basic income (loss) per share	$0.01	$(0.18)
Diluted income (loss) per share	$0.01	$(0.18)

Weighted-average shares used in computing basic income (loss) per share	223.6	228.5
Weighted-average shares used in computing diluted income (loss) per share	224.0	228.5

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited; In millions, except per share data)

	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$898.4	$988.3
Short-term investments	109.4	148.4
Accounts receivable, less allowance for doubtful accounts of $8.4 and $5.9 in 2009 and 2008, respectively	169.1	197.3
Inventories	118.3	81.3
Prepaid and other current assets	37.9	38.9

Total current assets	1,333.1	1,454.2
Investments	291.5	284.7
Property, plant and equipment, net of accumulated depreciation of $485.4 and $478.4 in 2009 and 2008, respectively	1,018.2	1,041.2
Deferred tax assets, net	75.7	69.7
Customer warrant	13.7	13.8
Other assets	67.4	73.1

Total assets	$2,799.6	$2,936.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$5.8	$6.1
Accounts payable	122.4	162.4
Accrued liabilities	45.1	67.5
Accrued wages and salaries	30.6	31.7
Customer deposits	150.0	187.0
Income taxes payable	18.1	17.9

Total current liabilities	372.0	472.6
Long-term debt, less current portion	24.3	26.1
Pension and post-employment liabilities	45.0	46.3
Deferred revenue	92.0	88.8
Other liabilities	186.2	186.1

Total liabilities	719.5	819.9

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding at 2009 and 2008	—	—
Common stock, $.01 par value, 300.0 shares authorized, 233.3 issued at 2009 and 2008	2.3	2.3
Additional paid-in capital	434.7	425.6
Retained earnings	2,149.1	2,147.1
Accumulated other comprehensive loss	(86.7)	(55.6)
Treasury stock, 9.8 and 8.8 shares in 2009 and 2008, respectively	(453.3)	(437.4)

Total MEMC stockholders’ equity	2,046.1	2,082.0
Noncontrolling interests	34.0	34.8

Total stockholders’ equity	2,080.1	2,116.8

Total liabilities and stockholders’ equity	$2,799.6	$2,936.7

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited; In millions)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net income (loss) attributable to MEMC stockholders	$2.0	$(41.8)
Adjustments to reconcile net income (loss) attributable to MEMC stockholders to net cash (used in) provided by operating activities:
Depreciation and amortization	28.4	22.8
Stock-based compensation	9.2	12.6
Decline in fair value of warrant	0.1	209.4
Working capital and other	(54.3)	(5.8)

Net cash (used in) provided by operating activities	(14.6)	197.2

Cash flows from investing activities:
Proceeds from sale and maturities of investments	37.7	201.6
Purchases of investments	—	(177.6)
Capital expenditures	(53.2)	(81.9)
Other	0.1	—

Net cash used in investing activities	(15.4)	(57.9)

Cash flows from financing activities:
Net (repayments of) proceeds from customer deposits related to long-term supply agreements	(36.0)	17.5
Excess tax benefits from stock-based compensation arrangements	—	6.5
Common stock repurchased	(15.8)	(78.6)
Proceeds from issuance of common stock	0.1	9.3

Net cash used in financing activities	(51.7)	(45.3)

Effect of exchange rate changes on cash and cash equivalents	(8.2)	26.4

Net (decrease) increase in cash and cash equivalents	(89.9)	120.4
Cash and cash equivalents at beginning of period	988.3	859.3

Cash and cash equivalents at end of period	$898.4	$979.7

See accompanying notes to condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. MEMC has presented the condensed consolidated financial statements in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (US GAAP). These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2008, which contains MEMC’s audited financial statements for such year. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In preparing our financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for investments, depreciation, amortization, accrued liabilities, employee benefits, derivatives, stock based compensation, income taxes, restructuring costs, inventory valuation and asset valuation allowances, among others. To the extent there are material differences between the estimates and actual results, our future results of operations would be affected.

Certain prior year amounts have been reclassified to conform to the current year presentation (see Note 2).

(2) Adoption of New Accounting Pronouncements

Noncontrolling Interests

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (SFAS 160). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this statement requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest. The requirements of SFAS 160 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.

MEMC adopted SFAS 160 on January 1, 2009, and as a result, now includes noncontrolling interests in consolidated net income for current and prior periods. Earnings per share, however, continue to be based on the net income attributable to MEMC stockholders. Additionally, comprehensive income attributable to the noncontrolling interests is deducted from consolidated comprehensive income to arrive at the comprehensive income attributable to MEMC stockholders. Noncontrolling interests have also been reclassified to equity for current and prior periods on the consolidated condensed balance sheet and stockholders’ equity (see Note 10).

Derivative Instruments

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133), as well as related hedged items, bifurcated derivatives and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted SFAS 161 effective January 1, 2009.

MEMC’s hedging activities consist of:

In millions	As of March 31, 2009		Three Months Ended March 31, 2009
Asset derivatives not designated as hedging under Statement 133	Balance Sheet Location	Fair Value	Statement of Income (Loss) Location	Gains (Losses)
Suntech warrant	Customer warrant	$13.7	Decline in fair value of warrant	$(0.1)
Currency forward contracts	Accounts receivable, net	$2.0	Other, net	$2.0

Suntech warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of Suntech, a customer, which was received at the time that MEMC signed a long-term supply agreement with Suntech. The Suntech warrant exposes MEMC to equity price risk.

To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. As of March 31, 2009, the notional amount of our currency forward contracts was $25.8 million. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to MEMC. A substantial majority of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into these transactions in other currencies, primarily the Euro, the Japanese Yen, and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time we may have outstanding contracts with several major financial institutions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. The Company adopted SFAS 141R effective January 1, 2009 and it did not impact our financial position and results of operations.

(3) Restructuring Costs

In order to better align manufacturing capabilities to projected manufacturing needs, MEMC committed to workforce reductions in the first quarter of 2009. As a result, we recorded expenses of $6.7 million related to one-time termination benefits, including $0.5 million of outplacement costs and a $0.3 million expense for one of our defined benefit pension plans (see Note 12). The restructuring costs were included in accrued liabilities or pension and post-employment liabilities, in the case of the pension charge, as of March 31, 2009. We incurred no such restructuring costs during the first three months of 2008 and there were no restructuring costs accrued as of December 31, 2008.

MEMC also committed to further reductions in force through a voluntary plan in April 2009 consisting of approximately an additional $6.0 million for one-time termination benefits. These one-time termination benefits will be expensed in the quarter ended June 30, 2009 when the employees accept the offer.

Due to the changes in projected manufacturing needs, we performed an asset impairment analysis of certain long-lived asset groups as of March 31, 2009. Our analysis indicated that our estimated projected net undiscounted cash flows exceeded the net book values of the asset groups analyzed and accordingly, there are no material asset impairments as of March 31, 2009.

(4) Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

	As of March 31, 2009
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total
Available for sale investments	$181.4	$125.4	$21.7	$328.5
Trading investments	—	—	45.9	45.9
Auction rate securities right	—	—	1.2	1.2
Suntech warrant	—	—	13.7	13.7
Currency forward contracts	2.0	—	—	2.0

	$183.4	$125.4	$82.5	$391.3

During November 2008, we accepted an offer by our investment broker to receive an auction rate securities right (ARS Right) that would substantially ensure recovery to par of our auction rate securities (ARS) between June 2010 and July 2012. We have elected the fair value option for the ARS Right because its value is highly correlated to the value of the ARS, which are also marked to market. We have recorded the ARS Right to other assets and non-operating income, other. The ARS Right is the only item eligible for the fair value option treatment in other assets.

We used a lattice model to determine the fair value of the Suntech warrant. Determining the appropriate fair value model and calculating the fair value of the warrant requires the making of estimates and assumptions, including Suntech’s stock price volatility, interest rate, dividends, marketability and expected return requirements.

The following table summarizes changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Available for Sale Investments	Trading Investments	Auction Rate Securities Right	Suntech Warrant	Total
Balance at December 31, 2008	$22.8	$44.1	$6.2	$13.8	$86.9
Total unrealized gains (losses):
Included in earnings(1)	(2.3)	5.8	(5.0)	(0.1)	(1.6)
Included in other comprehensive income, net	(2.2)	—	—	—	(2.2)
Sales, redemptions and maturities	(2.2)	(4.0)	—	—	(6.2)
Transfers in to Level 3, net	5.6	—	—	—	5.6

Balance at March 31, 2009	$21.7	$45.9	$1.2	$13.7	$82.5

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(2.3)	$5.8	$(5.0)	$(0.1)	$(1.6)

(1)	Amounts included in earnings are recorded to non-operating (income) expense in the consolidated statements of income(loss).

Valuations of our Level 3 available for sale investments were performed using a discounted cash flow model, which involved making assumptions about expected future cash flows based on estimates of current market interest rates. Our models include estimates of market data, including yields or spreads of trading instruments that are believed to be similar or comparable, when available and assumptions that are believed to be reasonable based on nonobservable inputs. Such assumptions include the tax status (taxable vs. tax-exempt), type of security (type of issuer, collateralization, subordination, etc.), credit quality, duration, likelihood of redemption, insurance coverage and degree of liquidity in the current credit markets.

(5) Comprehensive Loss

Comprehensive loss consists of the following:

In millions	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Net income (loss)	$1.2	$(40.7)
Other comprehensive (loss) income, net of tax
Net translation adjustment	(32.9)	38.2
Net unrealized gain (loss) on available-for-sale securities	1.8	(3.1)

Other comprehensive (loss) income, net of tax	(31.1)	35.1

Total comprehensive (loss) income	(29.9)	(5.6)
Less: Net loss (income) attributable to noncontrolling interests	0.8	(1.1)

Comprehensive loss attributable to MEMC stockholders	$(29.1)	$(6.7)

(6) Earnings (Loss) Per Share

For the three month periods ended March 31, 2009 and 2008, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income (loss) attributable to MEMC stockholders	$2.0	$2.0	$(41.8)	$(41.8)

EPS denominator:
Weighted average shares outstanding	223.6	223.6	228.5	228.5
Effect of dilutive stock options and restricted stock units	—	0.4	—	—

Total shares	223.6	224.0	228.5	228.5

Earnings (loss) per share	$0.01	$0.01	$(0.18)	$(0.18)

For the three months ended March 31, 2009, restricted stock units and options to purchase 9.1 million shares of MEMC stock were excluded from the calculation of diluted EPS because the effect was antidilutive. For the three months ended March 31, 2008 all options to purchase MEMC stock and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the quarter.

(7) Inventories

Inventories consist of the following:

In millions	As of March 31, 2009	As of December 31, 2008
Raw materials and supplies	$21.7	$18.8
Goods in process	15.5	6.4
Finished goods	81.1	56.1

	$118.3	$81.3

During the first three months of 2009, we recorded a lower of cost or market adjustment on our inventory of $11.4 million, unallocated fixed overhead costs of $36.2 million and a $5.8 million charge related to the estimated shortfall to an annual purchase obligation associated with a take or pay agreement to cost of goods sold. We had no similar material adjustments during the first three months of 2008.

(8) Investments

Short- and long-term investments measured and recorded at fair value consist of the following:

	As of March 31, 2009				As of December 31, 2008
	Cost	Unrealized Gain/(Loss) Recorded in Earnings(1)	Unrealized Gain/(Loss) in Other Comprehensive Loss	Fair Value	Cost	Unrealized Gain/(Loss) Recorded in Earnings(1)	Unrealized Gain/(Loss) in Other Comprehensive Loss	Fair Value
In millions
Items measured at fair value on a recurring basis:
Trading securities:
Auction rate securities	$47.4	$(1.5)	$—	$45.9	$51.4	$(7.3)	$—	$44.1
Available for sale securities:
Fixed Income Funds	200.0	9.4	(34.8)	174.6	200.0	2.0	(33.2)	168.8
Corporate debt securities	73.5	(8.5)	(2.7)	62.3	94.6	(8.3)	(2.3)	84.0
Asset-backed securities	40.4	(2.1)	(3.4)	34.9	46.4	(1.2)	(4.6)	40.6
Mortgage-backed securities	44.1	(6.2)	(5.2)	32.7	47.5	(5.0)	(7.6)	34.9
Beneficiary certificates bond fund	6.9	—	(0.1)	6.8	7.1	—	0.3	7.4
Equity investment	12.4	—	4.8	17.2	12.4	—	4.2	16.6

	377.3	(7.4)	(41.4)	328.5	408.0	(12.5)	(43.2)	352.3

Total	$424.7	$(8.9)	$(41.4)	$374.4	$459.4	$(19.8)	$(43.2)	$396.4

(1)	Unrealized gains/(losses) were recorded to non-operating (income) expense in the consolidated statements of income (loss).

The carrying value of short and long-term investments consists of the following:

In millions	As of March 31, 2009	As of December 31, 2008
Items measured at fair value on a recurring basis	$374.4	$396.4
Time deposits	26.2	36.4
Equity investments at cost	0.3	0.3

Total investments	400.9	433.1
Less: short-term investments	109.4	148.4

Non-current investments	$291.5	$284.7

During the three months ended March 31, 2009, we recorded other than temporary impairments of $2.3 million on our available for sale investments. There were no such impairments recorded during the three months ended March 31, 2008.

As of March 31, 2009, we held $174.6 million in fixed income funds, net of temporary impairments of $34.8 million, with the intent of holding these funds for a period exceeding 12 months. As of December 31, 2008, these funds had a value of $168.8 million, net of temporary impairments of $33.2 million.

As of March 31, 2009, we held $129.9 million in a portfolio comprised of corporate bonds and asset-backed and mortgage-backed securities, net of temporary impairments of $11.3 million and other than temporary impairments of $16.8 million. As of December 31, 2008, we held $159.5 million of these investments, net of temporary impairments of $14.5 million and other than temporary impairments of $14.5 million. A majority of these investments maintain a floating interest rate based on a range of spreads to the one and three month LIBOR rate. While we believe the decline in fair value related to the temporary impairments to be directly attributable to the current global credit conditions, we believe the time to reach the original carrying value for certain of these investments to be greater than 12 months. Accordingly, we have classified $53.5 million of those investments as non-current assets. We do not anticipate having to sell these securities in order to operate our business.

As of March 31, 2009, we held $45.9 million of investments related to auction rate securities, net of unrealized losses of $1.5 million. As of December 31, 2008, we held $44.1 million of investments related to ARS, net of unrealized losses of $7.3 million. These securities are classified as trading securities and all changes in fair value are recorded to non-operating (income) expense, other. The ARS are comprised of interest bearing state sponsored student loan revenue bonds and municipal bonds with varying maturity periods and typically provide short-term liquidity via an auction process that also resets the applicable interest rate at predetermined calendar intervals (typically every 7, 28 or 35 days). The student loan revenue bonds are collateralized and serviced by underlying student loans and the municipal bonds are serviced through revenue generated by the issuing municipal entity. In the event of an auction failing to settle on its respective settlement date, these funds remain invested at a “failed” interest rate which is typically higher than the previous market rate until the next successful auction. For those auctions that fail to settle, we will not be able to access those funds until the next successful auction, another buyer is found outside of the auction process, the issuer redeems the security or the security matures. As of March 31, 2009, all ARS were classified as non-current assets due to unsuccessful auctions coupled with current conditions in the general debt markets which have created uncertainty as to when successful auctions will be reestablished. We do not anticipate having to sell these securities below our cost in order to operate our business. The ARS are insured through two different monoline insurers that presently maintain a credit rating of AAA or similar designation by S&P, Moody’s and/or Fitch as of March 31, 2009 or by a U.S. government backed student loan program. During November 2008, we accepted an offer by our investment broker to receive an ARS Right that would substantially ensure recovery to par of our ARS between June 2010 and July 2012.

Contractual maturities of our available for sale debt securities were as follows:

	As of March 31, 2009
In millions	Cost	Fair Value
Due in one year or less	$29.5	$29.4

Due after one year through five years	44.0	32.9

No single maturity date(1)	84.5	67.6

	$158.0	$129.9

(1)

Securities with no single maturity date include mortgage- and asset-backed securities which have been classified as current or non-current based on estimated timing of receipt of the forecasted cash flows.

(9) Debt

We have short-term committed loan agreements renewable annually of approximately $17.2 million at March 31, 2009, of which there were no short-term borrowings outstanding. Of the $17.2 million committed short-term loan agreements, $8.9 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

We have long-term committed loan agreements of approximately $263.4 million at March 31, 2009, of which $30.1 million is outstanding. Of the $263.4 million committed long-term loan agreements, $114.9 million is unavailable because it relates to the issuance of third party letters of credit. We are currently in compliance with all debt covenants.

(10) Stockholders’ Equity

The following table presents the change in total stockholders’ equity for the three months ended March 31, 2009.

In millions	MEMC Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 1, 2009	$2,082.0	$34.8	$2,116.8
Net income (loss)	2.0	(0.8)	1.2
Other comprehensive loss, net of tax	(31.1)	—	(31.1)
Stock plans, net	9.0	—	9.0
Common stock repurchases	(15.8)	—	(15.8)

Balance, March 31, 2009	$2,046.1	$34.0	$2,080.1

Stock-Based Compensation

We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors, and consultants. As of March 31, 2009, there were 7.5 million shares authorized for future grant under these plans.

The following table presents information regarding outstanding stock options as of March 31, 2009 and changes during the three months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2008	5,303,783	$40.29
Granted	4,175,850	13.44
Exercised	(14,737)	7.61
Forfeited	(23,953)	30.39
Expired	(257,823)	36.65

Outstanding at March 31, 2009	9,183,120	$28.26	$18.1	9 Years

Options exercisable at March 31, 2009	2,033,975	$29.02	$5.1	7 Years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the three months ended March 31, 2009 and 2008 was $0.1 million and $29.5 million, respectively. For the three months ended March 31, 2009 and 2008, cash received from option exercises under option plans was $0.1 million and $9.3 million, respectively and the actual tax benefit realized for the tax deductions from option exercises was $0.1 million and $8.5 million, respectively.

We estimate the fair value of options using the Black-Scholes option-pricing model for our ratable and cliff vesting options. We have determined that our historical stock price volatility and historical pattern of option exercises are appropriate indicators of expected volatility and expected term. During the three months ended March 31, 2009, we issued options to our new Chief Executive Officer and because we do not have a historical pattern of option exercises for our new Chief Executive Officer and because past exercise patterns for the same level of executive is not expected to be indicative of future exercise patterns, the simplified method described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 was used to estimate the expected term of these stock option grants. The interest rate is determined based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award. Our weighted-average assumptions are as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
Risk-free interest rate	1.7%	2.5%
Expected stock price volatility	65.4%	50.0%
Expected term until exercise (years)	5	4
Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value per share of options granted was $7.43 and $30.25 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, $67.8 million of total unrecognized compensation cost related to stock options granted and outstanding as of March 31, 2009 is expected to be recognized over a weighted-average period of 3.2 years.

Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future, provided the stock unit is vested at the time. The following table presents information regarding outstanding restricted stock units as of March 31, 2009 and changes during the three months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Life
Outstanding at December 31, 2008	467,889
Granted	77,250
Converted	(19,500)
Forfeited	(23,920)

Outstanding at March 31, 2009	501,719	$8.7	3 years

At March 31, 2009, there were no restricted stock units which were convertible into shares. The weighted-average fair value of restricted stock units per share on the date of grant was $13.49 and $69.84 for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, $10.7 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 3.5 years.

Stock-based compensation expense for the three months ended March 31, 2009 and 2008 was $6.1 million and $8.1 million, net of income tax benefit of $3.4 million and $4.5 million, respectively.

(11) Income Taxes

During the three months ended March 31, 2009, we recorded an income tax benefit of $18.9 million and an effective tax rate of 106.8%. The income tax benefit for the 2009 first quarter primarily resulted from tax losses in higher rate jurisdictions offset by taxable income in lower rate jurisdictions. We recorded a tax benefit on all available tax losses that can be carried back under local law because there is sufficient taxable income in the allowable carry back period to absorb those losses. There was no valuation allowance of deferred tax assets attributable to subsidiaries with tax loss carryforwards due to anticipated taxable income within the tax loss carryforward period allowable under law in the respective countries of five to seven years. We are currently under a tax examination by the Internal Revenue Service for the 2006 and 2007 tax years in which it is reasonably possible that some portions of the examination could be completed within the next twelve months; however, the results of the examination and any potential settlement are not reasonably estimable at this time. There is a risk, however, that the amounts ultimately settled upon resolution of the audit could be materially different from the amounts previously included in our income tax liabilities and, therefore, could have a material impact on our tax provision, net income, tax liabilities and cash flows. During the quarter ended March 31, 2009, we recorded additional tax expense of approximately $2.4 million primarily related to interest and penalties assessed by taxing authorities related to exams for the 2006 and 2007 tax years.

During the three months ended March 31, 2008, we recorded an income tax provision of $60.7 million and an effective tax rate of 303.5%. The 2008 effective rate was significantly higher than the federal statutory rate of 35% primarily due to the effect of the non-taxable loss of $209.4 million related to the decline in the estimated fair value of the Suntech warrant.

(12) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended March 31, 2009		Three Months Ended March 31, 2008
In millions	Pension Plans	Health Care and Other Plans	Pension Plans	Health Care and Other Plans
Service cost	$0.8	$—	$0.8	$—
Interest cost	2.5	0.4	2.6	0.4
Expected return on plan assets	(3.3)	—	(2.7)	—
Amortization of prior service costs	—	(0.1)	—	(0.1)
Net actuarial loss/(gain)	1.3	(0.5)	0.1	(0.2)
Settlement and curtailment loss, net	0.3	—	—	—

Net periodic postretirement benefit cost	$1.6	$(0.2)	$0.8	$0.1

The settlement and curtailment loss, net is related to the restructuring charges discussed in Note 3 above.

(13) Long-term Customer Contracts

During February 2009, we amended two of our long-term solar wafer supply agreements. The potential aggregate revenues to MEMC under the agreements for sales in 2009 and aggregate revenues for sales over the remaining term of the contracts remain unchanged, but volume increases and price reductions for 2009 have been effectuated. There were no changes to the requirements for security deposits or letters of credit other than to extend the time to comply fully with the 2009 letter of credit requirement for one of the agreements. Another long-term solar wafer customer has not made a scheduled refundable capacity reservation deposit that was due under their agreement in early January 2009, nor have they made any purchases under the agreement in 2009. On April 27, 2009, Conergy filed a complaint regarding its long-term wafer supply agreement with us, seeking to void all or parts of the agreement. As of the date hereof, MEMC has not yet filed its answer. The loss of any one of these customers could potentially adversely affect our future operating results.

(14) Commitments and Contingencies

Indemnification

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims as of March 31, 2009.

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

S.O.I.TEC Silicon on Insulator Technologies S.A. vs. MEMC Electronic Materials, Inc.

On May 19, 2008, Soitec and Commissariat A L’Energie Atomique (“CEA”) filed a complaint for patent infringement against MEMC in the U.S. District Court for the District of Delaware (Civil Action No. 08-292) alleging infringement, including willful infringement, by MEMC of three U.S. patents related to silicon-on-insulator (SOI) technology, and requested damages and an injunction preventing further infringement of the three patents listed in Soitec’s complaint. On July 9, 2008, MEMC filed a motion to dismiss the complaint, or in the alternative, for a more definite statement. On February 20, 2009, the district court denied our motion to dismiss. MEMC filed an answer and counterclaim against Soitec for infringement of one of MEMC’s U.S. patents in early March 2009. Although the case is still in the initial stages, we believe that Soitec’s suit against us alleging infringement of the three patents named in the complaint has no merit, and we are asserting a vigorous defense against these claims, including our infringement counterclaim. We do not believe that this case, should it be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of these matters are unpredictable and the results of these cases could be unfavorable for MEMC.

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

The parties entered into settlement discussions for this case in November 2007 and December 2007. Semi-Materials claims that a binding settlement was reached as a result of those late 2007 discussions. MEMC denies Semi-Materials’ allegation that a binding settlement was reached. In January 2008, Semi-Materials moved the trial court to enforce the alleged settlement terms. On March 17, 2008, the trial court sustained Semi-Materials’ motion and found that binding settlement terms had been reached as a result of the late 2007 negotiations between Semi-Materials and MEMC. This decision was immediately appealed by MEMC to the United States Court of Appeals for the Eighth Circuit, and enforcement of the trial court’s order was stayed pending that appeal. The Eighth Circuit heard oral argument on September 26, 2008. Just prior to the September 26 oral argument, Semi-Materials informed MEMC and the Eighth Circuit that Semi-Materials no longer sought enforcement of the alleged settlement agreement (although Semi-Materials still claims that a binding settlement was reached in late 2007). Semi-Materials instead now requests that the Eighth Circuit vacate the trial court’s March 2008 order enforcing the alleged settlement agreement and remand the case back to the trial court for further proceedings. On May 4, 2009, the Eighth Circuit requested a rehearing of the appeal, currently scheduled for June 10, 2009.

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

Minneapolis Firefighters’ Relief Association v. MEMC Electronic Materials, Inc., et al.

On September 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff Minneapolis Firefighters’ Relief Association asserting claims against MEMC and Nabeel Gareeb, MEMC’s former Chief Executive Officer. On October 10, 2008, a substantially similar putative class action lawsuit was filed by plaintiff Donald Jameson against MEMC, Mr. Gareeb and Ken Hannah, MEMC’s Chief Financial Officer. These cases purportedly are brought on behalf of all persons who acquired shares of MEMC’s common stock between June 13, 2008 and July 23, 2008, inclusive (the “Class Period”). Both complaints allege that, during the Class Period, MEMC failed to disclose certain material facts regarding MEMC’s operations and performance, which had the effect of artificially inflating MEMC’s stock price in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Plaintiffs further allege that Messrs. Gareeb and Hannah are subject to liability under Section 20(a) of the Act as control persons of MEMC. Plaintiffs seek certification of the putative class, unspecified compensatory damages, interest, and costs, as well as ancillary relief. On December 12, 2008, these actions were consolidated, and the Court appointed Mahendra A. Patel as lead plaintiff. Plaintiff filed a consolidated amended complaint on February 23, 2009. MEMC filed its motion to dismiss on April 10, 2009.

Brian Larkowski v. John Marren, et al.

On November 4, 2008, Brian Larkowski, a purported shareholder of MEMC, filed a derivative action in the Circuit Court of St. Charles County, Missouri against defendants John Marren, Peter Blackmore, Nabeel Gareeb, Marshall Turner, Robert J. Boehlke, C. Douglas Marsh, William E. Stevens, James B. Williams, and Michael McNamara (collectively “Individual Defendants”) and MEMC as a nominal defendant. Each individual defendant is a current or former officer and/or director of MEMC. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets, and unjust enrichment, based on allegations of conduct similar to that alleged in the putative class action lawsuit described above. On December 19, 2008, the Court entered a stipulated order staying the derivative action pending resolution of any motions to dismiss in the putative class action described above.

On January 30, 2009, a second putative derivative plaintiff served a demand letter on the Company’s Board of Directors requesting that it investigate factual allegations similar to those underlying the Larkowski derivative action. In response, the Board of Directors has appointed a Special Committee to investigate these allegations.

Jerry Jones v. MEMC Electronic Materials, Inc., et al.

On December 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff, Jerry Jones, purportedly on behalf of all participants in and beneficiaries of MEMC’s 401(k) Savings Plan (the “Plan”) between September 4, 2007 and December 26, 2008, inclusive (the “Class Period”). The complaint asserts claims against MEMC and certain of its directors, employees and/or other unnamed fiduciaries of the Plan. The complaint alleges that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”), generally asserting that the defendants failed to make full disclosure to the Plan’s participants of the risks of investing in MEMC’s stock and that the Company’s stock should not have been made available as an investment alternative in the Plan. The misstatements alleged in the complaint significantly overlap with the misstatements alleged in the federal securities class action described above. The complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in MEMC’s stock, equitable relief and an award of attorney’s fees. No class has been certified and discovery has not begun. Plaintiff has until May 22, 2009 to file an amendment to the complaint, if he so chooses. The Company and the named directors and employees intend to vigorously defend themselves against these claims, including filing a motion to dismiss the complaint, which currently is due on July 17, 2009.

MEMC believes the above class actions and derivative suit are without merit and we will assert a vigorous defense. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome or resolution of the foregoing proceedings or estimate the amounts of, or potential range of, loss with respect to these proceedings. An unfavorable outcome could have a material adverse impact on our business, results of operations and financial condition. We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements, arising from actions such as the lawsuits described above (subject to certain exceptions, as described in the indemnification agreements).

(15) Recently Issued Accounting Pronouncements

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. We are currently evaluating the disclosure requirements of this new FSP, but we believe its adoption will not have an impact on our consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have not yet adopted this FSP and are currently evaluating its disclosure requirements. We believe its adoption will not have an impact on our consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have not yet determined the impact this FSP will have on our consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have not yet determined the impact this FSP will have on our consolidated results of operations and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes thereto of MEMC Electronic Materials, Inc. included herein.

OVERVIEW

We are a vertically integrated, global leader in the manufacture and sale of wafers. Our customers include semiconductor device and solar cell manufacturers. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch) for semiconductor applications and 156 millimeter wafers for solar applications. Depending on market conditions, we also sell intermediate products such as polysilicon, silane gas, ingots and scrap wafers to semiconductor device and equipment makers, solar cell and module manufacturers, flat panel and other industries.

Beginning in the third quarter of 2008, the uncertainty in macroeconomic conditions weakened demand for electronics and subsequently wafers for semiconductor applications. This uncertainty continued though the 2008 fourth quarter and further accelerated in the 2009 first quarter and was exacerbated by our customers’ continued inventory reduction efforts. This resulted in continued reductions in our volumes and pricing pressure on all semiconductor application wafer diameters. While we have recently seen increases in semiconductor demand from the first quarter of 2009 to the second quarter, the demand is still below normal levels experienced prior to the fourth quarter of 2008. We have also seen continued price declines in semiconductor wafers from the first quarter of 2009 into the second quarter. The reduction in semiconductor demand led to additional polysilicon and ingots making their way to the solar industry and this, combined with the negative effect of the difficult macro credit environment on solar installations, resulted in continued downward pricing pressure for solar applications in the first quarter. Overall, polysilicon revenues continued to decline as a percent of total revenue in the first quarter of 2009 due to lower volumes and pricing compared to the fourth quarter of 2008. Short-term demand and pricing for solar applications, including intermediate products, is expected to decline in the 2009 second quarter.

Our sales in the first quarter of 2009 decreased 57% compared to the same period in 2008. Gross margins and operating margins also declined to 9% and (12%) during the first three months of 2009 compared to 52% and 44% in the first three months of 2008, respectively, driven primarily by overall price declines on all products and reductions in volumes on nearly all products and increased costs due to factory underutilization and lower of cost or market inventory adjustments of approximately $47.6 million. As a result of these declines in sales and margins, as well as increases in working capital, primarily inventory, we consumed $14.6 million of cash in operations. As of March 31, 2009, we held over $1.3 billion of cash, cash equivalents and investments.

Current oversupply of polysilicon continues to contribute to pricing pressure on solar products. In February 2009, we amended two of our long-term solar wafer supply agreements. The potential aggregate revenues to MEMC under the agreements in 2009 and over the remaining term of the contracts remain unchanged, but volume increases and price reductions for 2009 have been effectuated. There were no changes to the requirements for security deposits or letters of credit other than to extend the time to comply fully with the 2009 letter of credit requirement for one of the customers which still remains unfulfilled. Another long-term solar wafer customer has not made a scheduled refundable capacity reservation deposit that was due under their agreement in early January 2009, nor have they made any purchases under the agreement in 2009. On April 27, 2009, Conergy filed a complaint regarding its long-term wafer supply agreement with us, seeking to void all or parts of the agreement. As of the date hereof, MEMC has not yet filed its answer. The loss of any one of these customers could potentially adversely affect our future operating results.

We incurred some underutilization of our semiconductor-related property, plant and equipment in the 2009 first quarter, which will likely continue at least through the second quarter of 2009. The lower than normal capacity utilization levels negatively impacted our gross margin percentage because of the need to period expense a portion of our fixed costs at these levels. During this economic downturn, we continue to evaluate our manufacturing capabilities to identify opportunities that could allow us to reduce our overall manufacturing costs. Since the beginning of 2009, we have announced the termination of approximately 500 manufacturing employees at our St. Peters, Missouri and Sherman, Texas facilities and our Japanese subsidiary in the first quarter and at our Korean subsidiary in the second quarter. The purpose of these workforce reductions is to better align our costs with short-term demand.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
Net Sales	2009	2008
Dollars in millions
Net Sales	$214.0	$501.4
Percentage Change from Prior Year	(57.3)%	13.9%

The decrease in sales was driven by decreases in volume of $193.6 million, with the remaining decrease due to pricing, with volume and pricing declines in nearly all products. Our overall wafer average selling prices for the first three months of 2009 were approximately 57% lower than the average selling prices for the same period in 2008. This was due to price decreases for all wafers, and to a lesser extent, increases in volumes for 156 millimeter wafers, which have a lower average selling price per wafer. The decrease in sales also resulted from a decrease in polysilicon selling prices which were lower in the current period by approximately 75% compared to the average polysilicon selling prices for the first quarter of 2008. While we have recently seen increases in short-term semiconductor demand, demand is still below normal levels. Short-term demand and pricing for solar applications, including intermediate products, is expected to decline in the 2009 second quarter.

	Three Months Ended March 31,
Gross Profit	2009	2008
Dollars in millions
Cost of Goods Sold	$194.3	$242.1
Gross Profit	19.7	259.3
Gross Margin Percentage	9.2%	51.7%

The decline in gross profit dollars and gross margin percentage was primarily due to decreased wafer volumes and pricing discussed above, as well as increased costs, including unallocated fixed overhead costs of $36.2 million recorded as period expenses, lower of cost or market adjustments on our inventory of $11.4 million and a $5.8 million charge for an adverse annual long-term purchase obligation.

	Three Months Ended March 31,
Marketing and Administration	2009	2008
Dollars in millions
Marketing and Administration	$29.8	$30.6
As a Percentage of Net Sales	13.9%	6.1%

The decrease in marketing and administration expenses was primarily a result of decreased stock option expense of $3.1 million including a lower forfeiture rate adjustment in the first quarter of 2009 compared to the same period in 2008. Marketing and administration expenses were also lower as a result of a $2.7 million decrease in shipping and logistics charges consistent with the decline in sales. These decreases were mostly offset by an increase in bad debt expense of approximately $2.5 million in the first quarter of 2009 and the recovery of a previously reserved asset in the first quarter of 2008.

	Three Months Ended March 31,
Research and Development	2009	2008
Dollars in millions
Research and Development	$9.6	$10.3
As a Percentage of Net Sales	4.5%	2.1%

R&D consisted mainly of product and process development efforts to increase our capability in the areas of flatness, particles and crystal defectivity. R&D expenditures were consistent with the same period in the prior year.

	Three Months Ended March 31,
Restructuring Costs	2009	2008
Dollars in millions
Restructuring Costs	$6.7	$—
As a Percentage of Net Sales	3.1%	—

In order to better align manufacturing capabilities to projected manufacturing needs, MEMC committed to workforce reductions in the first quarter of 2009. As a result, we incurred $6.7 million of one-time termination benefits, including $0.5 million of outplacement costs and a $0.3 million expense for one of our defined benefit pension plans. We incurred no such restructuring costs during the first three months of 2008 and there were no restructuring costs accrued as of December 31, 2008.

As a continuation of this manufacturing alignment, MEMC committed to further reductions in force through a voluntary termination plan in April 2009 at our Korean subsidiary which will result in approximately an additional $6.0 million for one-time termination benefits which will be expensed in the quarter ended June 30, 2009 when the employees accept the offer.

We expect that these reductions in force will result in annualized cost savings of approximately $30 million, primarily in cost of goods sold because a majority of those affected are manufacturing facility employees. We should begin to realize some of these savings in the second quarter of 2009.

Due to the changes in projected manufacturing needs, we performed an asset impairment analysis of certain long-lived asset groups as of March 31, 2009. Our analysis indicated that our estimated projected net undiscounted cash flows exceeded the net book values of the asset groups analyzed and accordingly, there are no material asset impairments as of March 31, 2009.

	Three Months Ended March 31,
Nonoperating (Income) Expense	2009	2008
Dollars in millions
Nonoperating (Income) Expense	$(8.7)	$198.4

The change in nonoperating (income) expense was primarily due to the loss recorded for the mark-to-market adjustment for a warrant received from a customer (Suntech) of $0.1 million for the three months ended March 31, 2009, compared to a loss of $209.4 million for the Suntech warrant for the same period in 2008. Changes in the value of the warrant is mainly a result of changes in the price of Suntech’s ordinary shares underlying the warrant. The price of Suntech’s ordinary shares was $11.69, $11.70, $40.56 and $82.32 at March 31, 2009, December 31, 2008, March 31, 2008 and December 31, 2007, respectively.

	Three Months Ended March 31,
Income Taxes	2009	2008
Dollars in millions
Income Tax (Benefit) Expense	$(18.9)	$60.7
Effective Tax Rate	106.8%	303.5%

During the three months ended March 31, 2009, we recorded an income tax benefit of $18.9 million and an effective tax rate of 106.8%, compared to income tax expense of $60.7 million and an effective tax rate of 303.5% during the same period in the prior year. The income tax benefit for the 2009 first quarter primarily resulted from tax losses in higher rate jurisdictions offset by taxable income in lower rate jurisdictions. The 2008 effective tax rate was higher than the same period in 2009 primarily due to the effect of the non-taxable loss of $209.4 million related to the decline in the estimated fair value of the Suntech warrant. We are currently under a tax examination by the Internal Revenue Service for the 2006 and 2007 tax years in which it is reasonably possible that some portions of the examination could be completed within the next twelve months; however, the results of the examination and any potential settlement are not reasonably estimable at this time. There is a risk, however, that the amounts ultimately settled upon resolution of the audit could be materially different from the amounts previously included in our income tax liabilities and, therefore, could have a material impact on our tax provision, net income, tax liabilities and cash flows. During the quarter ended March 31, 2009, we recorded additional tax expense of approximately $2.4 million primarily related to interest and penalties assessed by taxing authorities related to exams for the 2006 and 2007 tax years.

FINANCIAL CONDITION

Cash and cash equivalents decreased $89.9 million from $988.3 million at December 31, 2008 to $898.4 million at March 31, 2009. See additional discussion in Liquidity and Capital Resources below.

Short-term and long-term investments of $400.9 million at March 31, 2009 decreased $32.2 million from $433.1 million at December 31, 2008. This decrease was due to net sales and maturities of investments of $37.7 million during the quarter, with the remaining difference due to a net unrealized loss recorded to other comprehensive income, as well as other than temporary impairments of $2.3 million, slightly offset by unrealized gains on our trading investments.

Accounts receivable of $169.1 million at March 31, 2009 decreased $28.2 million from $197.3 million at December 31, 2008. The decrease was primarily attributable to the decrease in sales of $211.7 million, offset by an increase in past due amounts, an increase in the portion of sales occurring later in the period and a decrease of sales with cash in advance terms. Days’ sales outstanding was 72 days at March 31, 2009 compared to 42 days at December 31, 2008 based upon annualized sales. This increase was also due to the increase in past due amounts, timing of sales and change in cash in advance terms discussed above.

Our inventories increased $37.0 million to $118.3 million at March 31, 2009 from $81.3 million at December 31, 2008. Inventories primarily increased as a result of the decline in sales and the increase in goods in process and finished goods inventories because of our decision to build inventories. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, decreased to seven for the three month period ended March 31, 2009 compared to 11 for the three month period ended December 31, 2008. At March 31, 2009, we had approximately $7.6 million of inventory held on consignment, compared to $15.1 million at December 31, 2008.

Our net property, plant and equipment decreased $23.0 million to $1,018.2 million over the prior year. The decrease was primarily due to favorable foreign currency exchange rates and depreciation expense, offset by capital expenditures related to expansions at our plants in Hsinchu, Taiwan, Pasadena, Texas and Merano, Italy.

Accounts payable decreased $40.0 million to $122.4 million at March 31, 2009, compared to $162.4 million at the end of 2008. The decrease was primarily a result of decreased payables related to capital expenditures at March 31, 2009 as well as a decrease in payables related to lower operating costs due to decreases in production compared to the year ago period.

Accrued liabilities decreased from $67.5 million at December 31, 2008 to $45.1 million at March 31, 2009. This amount decreased $13.7 million related to a payment for an adverse annual long-term purchase obligation and a $12.8 million payment for accrued withholding taxes.

Short-term customer deposits decreased $37.0 million to $150.0 million at March 31, 2009, primarily due to repayments of refundable customer deposits related to long-term supply agreements, slightly offset by a reclassification from other long-term liabilities for the current portion of the refundable customer deposits that are due in January 2010.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 2009, cash used in operating activities was $14.6 million compared to $197.2 million provided by operating activities in the three months ended March 31, 2008. This decrease was a result of a decrease in operating income and changes in working capital. The change in working capital was primarily attributable to a buildup of inventories and payments for accrued liabilities and accounts payable.

Cash used in investing activities decreased to $15.4 million in the three months ended March 31, 2009 compared to $57.9 million in the three months ended March 31, 2008, primarily as a result of a decrease in capital expenditures. Capital expenditures in 2009 primarily relate to increasing our polysilicon capacity and expanding capability for our next generation products.

Cash used in financing activities was $51.7 million in the three months ended March 31, 2009 compared to $45.3 million in the three months ended March 31, 2008. The increase in cash used in financing activities was mainly due to approximately $36.0 million of repayments of customer deposits related to supply agreements in the first quarter of 2009 compared to $17.5 million received in the first quarter of 2008. Additionally, $0.1 million was received in connection with stock option exercises, compared to $9.3 million in the three months ended March 31, 2008 and there were no excess tax benefits from share-based payment arrangements during the first three months of 2009, compared to $6.5 million for the same period in 2008. The decreases were offset by repurchases of our common stock of $15.8 million for the first three months of 2009 compared to $78.6 million for the same period in 2008.

We have short-term committed loan agreements renewable annually of approximately $17.2 million at March 31, 2009, of which there were no short-term borrowings outstanding. Of the $17.2 million committed short-term loan agreements, $8.9 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings. We have long-term committed loan agreements of approximately $263.4 million at March 31, 2009, of which $30.1 million is outstanding. Of the $263.4 million committed long-term loan agreements, $114.9 million is unavailable because it relates to the issuance of third party letters of credit.

On July 21, 2005, we entered into a Revolving Credit Agreement with National City Bank of the Midwest (now a part of PNC Bank) (“National City Bank”), US Bank National Association, and such other lending institutions as may from time to time become lenders (the “National City Agreement”). The National City Agreement was amended on December 20, 2006 to reduce the commitment fee and the interest spread on loans bearing interest at a rate determined by reference to the applicable LIBOR rate, as set forth in the agreement. Additionally, our obligations and the guaranty obligations of our subsidiaries are no longer secured by a pledge of the capital stock of certain of our domestic and foreign subsidiaries. The National City Agreement provides for a $200.0 million revolving credit facility and has a term of five years. Interest on borrowings under the National City Agreement would be payable based on our election at LIBOR plus an applicable margin (currently 0.34%) or at a defined prime rate plus an applicable margin (currently 0.0%). The National City Agreement also provides for us to pay various fees, including a commitment fee (currently 0.08%) on the lenders’ commitments. The National City Agreement contains covenants typical for credit arrangements of comparable size, such as minimum earnings before interest, taxes, depreciation and amortization and an interest coverage ratio. Our obligations under the National City Agreement are guaranteed by certain of our subsidiaries. At March 31, 2009, there were no borrowings under this credit facility, however, credit available under the facility has been reduced by $114.2 million related to the issuance of third party letters of credit. We are currently in compliance with all debt covenants.

As of March 31, 2009, we held $174.6 million in fixed income funds, net of temporary impairments of $34.8 million, with the intent of holding these funds for a period exceeding 12 months. As of December 31, 2008, these funds had a value of $168.8 million, net of temporary impairments of $33.2 million.

As of March 31, 2009, we held $129.9 million in a portfolio comprised of corporate bonds and asset-backed and mortgage-backed securities, net of temporary impairments of $11.3 million and other than temporary impairments of $16.8 million. As of December 31, 2008, we held $159.5 million of these investments, net of temporary impairments of $14.5 million and other than temporary impairments of $14.5 million. A majority of these investments maintain a floating interest rate based on a range of spreads to the one and three month LIBOR rate. While we believe the decline in fair value related to the temporary impairments to be directly attributable to the current global credit conditions, we believe the time to reach the original carrying value for certain of these investments to be greater than 12 months. Accordingly, we have classified $53.5 million of those investments as non-current assets. We do not anticipate having to sell these securities in order to operate our business.

As of March 31, 2009, we held $45.9 million of investments related to auction rate securities (ARS), net of unrealized losses of $1.5 million. As of December 31, 2008, we held $44.1 million of investments related to auction rate securities (ARS), net of unrealized losses of $7.3 million. These securities are classified as trading securities and all changes in fair value are recorded to non-operating (income) expense, other. The ARS are comprised of interest bearing state sponsored student loan revenue bonds and municipal bonds with varying maturity periods and typically provide short-term liquidity via an auction process that also resets the applicable interest rate at predetermined calendar intervals (typically every 7, 28 or 35 days). The student loan revenue bonds are collateralized and serviced by underlying student loans and the municipal bonds are serviced through revenue generated by the issuing municipal entity. In the event of an auction failing to settle on its respective settlement date, these funds remain invested at a “failed” interest rate which is typically higher than the previous market rate until the next successful auction. For those auctions that fail to settle, we will not be able to access those funds until the next successful auction, another buyer is found outside of the auction process, the issuer redeems the security or the security matures. As of March 31, 2009, all ARS were classified as non-current assets due to unsuccessful auctions coupled with current conditions in the general debt markets which have created uncertainty as to when successful auctions will be reestablished. We do not anticipate having to sell these securities below our cost in order to operate our business. The ARS are insured through two different monoline insurers that presently maintain a credit rating of AAA or similar designation by S&P, Moody’s and/or Fitch as of March 31, 2009 or by a U.S. government backed student loan program. During November 2008, we accepted an offer by our investment broker to receive an ARS Right that would substantially ensure recovery to par of our ARS between June 2010 and July 2012.

The credit ratings for our investments in debt securities as of March 31, 2009 are as follows:

		Credit Ratings
Dollars in millions	Fair Value	AAA	AA+ to A-	BBB+ and Below
Corporate debt securities	$62.3	$5.6	$48.3	$8.4

Asset-backed securities	34.9	28.9	5.5	0.5

Mortgage-backed securities	32.7	25.9	3.6	3.2

Auction rate securities	45.9	45.9	—	—

	$175.8	$106.3	$57.4	$12.1

We take into consideration the credit ratings of the individual securities when evaluating the financial condition and near term prospects of the issuer in determining whether the impairment is temporary or other than temporary. See Critical Accounting Policies and Estimates related to our process of evaluating investments for impairment and balance sheet classification included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2008.

We believe that, based on our current cash, cash equivalents and investment balances of approximately $1.3 billion at March 31, 2009 and expected operating cash flows, the current liquidity concerns in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations. We believe that we have the financial resources needed to meet business requirements for at least the next 12 months, including capital expenditures and working capital requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2008. There have been no significant changes to our critical accounting policies and estimates since December 31, 2008.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2008, the Financial Accounting Standards Board (FASB) issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets.” This FSP amends SFAS No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. This FSP is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this FSP are not required for earlier periods that are presented for comparative purposes. We are currently evaluating the disclosure requirements of this new FSP, but we believe its adoption will not have an impact on our consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have not yet adopted this FSP and are currently evaluating its disclosure requirements. We believe its adoption will not have an impact on our consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have not yet determined the impact this FSP will have on our consolidated results of operations and financial condition.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We have not yet determined the impact this FSP will have on our consolidated results of operations and financial condition.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our belief that the decline in fair value related to the temporary impairments of our investments to be directly attributable to the current global conditions; our belief that the time to reach the original carrying value for certain of our investments to be greater than twelve months; our belief that we do not anticipate having to sell our securities in order to operate our business; our belief that the reductions in force will result in annualized cost savings of approximately $30 million, primarily in cost of goods sold; our belief that we should begin to realize some of these savings in the second quarter of 2009; our belief that the adoption of FSP FAS 132(R)-1 will not have an impact on our consolidated results of operations and financial condition; our belief that the adoption of FSP FAS 107-1 and APB 28-1 will not have an impact on our consolidated results of operations and financial condition; our belief that based on our current cash, cash equivalents and investment balances of approximately $1.3 billion at March 31, 2009 and expected operating cash flows, the current liquidity concerns in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations; and our belief that we have the financial resources needed to meet business requirements for at least the next twelve months, including capital expenditures and working capital requirements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include market demand for semiconductors and silicon wafers, as well as polysilicon; changes in the pricing environment for both silicon wafers and polysilicon; utilization of our manufacturing capacity and any charges we might incur to reduce manufacturing capacity or headcount; assumptions underlying management’s financial estimates; general economic conditions, including the ability of our customers to pay their debts as they become due; inventory levels of our customers; supply chain difficulties or problems; interruption of production; good working order of our manufacturing facilities; our ability to reduce manufacturing and operating costs; delays in capacity expansion; customer acceptance of our new products; actions by competitors, customers and suppliers; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in the composition of worldwide taxable income; the impact of competitive products and technologies; changes in interest and currency exchange rates and other risks described in MEMC’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2008.

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

To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to MEMC. A substantial majority of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into these transactions in other currencies, primarily, the Euro, the Japanese Yen, and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.

We are subject to interest rate risk related to our cash equivalents, investments and pension plan assets. To mitigate substantial risk associated with changes in interest rates, we seek to obtain fixed rate securities, actively manage our portfolio duration and diversify across different currencies. Our long-term debt is also at a fixed rate. In addition to interest rate risk on our cash equivalents, investments and pension plan assets, we are subject to issuer credit risk because the value of our investments may change based on liquidity issues or adverse economic conditions affecting the creditworthiness of the issuers or group of issuers of the securities we may own. As of March 31, 2009, our investments were in fixed income funds, individual corporate bonds, asset-backed securities, mortgage-backed securities and auction rate securities, comprised of tax exempt municipal bonds and state sponsored student loan revenue bonds. Our pension plan assets are invested primarily in marketable securities including common stocks, bonds and interest bearing deposits. See additional discussion in “Liquidity and Capital Resources.”

With the receipt of the Suntech warrant and our investment in a customer’s stock, we are exposed to equity price risk.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in MEMC’s internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, MEMC’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 14 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Cautionary Statements Regarding Forward Looking Statements” above and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

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

Repurchases made in the first quarter of 2009 are set forth below.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31, 2009	1,000,000	$15.82	1,000,000	$552.1
February 1 to February 28, 2009	—	—	—	$552.1
March 1 to March 31, 2009	—	—	—	$552.1

Total	1,000,000	$15.82	1,000,000

Item 6.	Exhibits.

Exhibit Number	Description
3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995).

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000).

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002).

3-(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, dated January 20, 2009.

*10.53	Amendment Number 1 to Solar Wafer Supply Agreement, dated February 5, 2009, by and between MEMC Singapore Pte. Ltd. and Suntech Power Holdings Co., Ltd.

*10.54	Amendment Number 3 to Solar Wafer Supply Agreement, dated February 16, 2009, by and between MEMC Singapore Pte. Ltd. and Gintech Energy Corporation.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of these documents has been requested.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

/s/ KENNETH H. HANNAH
May 7, 2009	Name:	Kenneth H. Hannah
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description
*10.53	Amendment Number 1 to Solar Wafer Supply Agreement, dated February 5, 2009, by and between MEMC Singapore Pte. Ltd. and Suntech Power Holdings Co., Ltd.

*10.54	Amendment Number 3 to Solar Wafer Supply Agreement, dated February 16, 2009, by and between MEMC Singapore Pte. Ltd. and Gintech Energy Corporation.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment of certain portions of these documents has been requested.