Form 10-Q
period 2009-06-30
MEMC ELECTRONIC MATERIALS INC
filed 2009-08-05
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer   ☐            Smaller reporting company   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at July 21, 2009 was 223,551,037.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$282.9	$531.4	$496.9	$1,032.8
Cost of goods sold	248.0	248.6	442.3	490.7

Gross profit	34.9	282.8	54.6	542.1
Operating expenses:
Marketing and administration	42.5	27.1	72.3	57.7
Research and development	9.9	10.0	19.5	20.3
Restructuring costs	5.6	3.2	12.3	3.2

Operating (loss) income	(23.1)	242.5	(49.5)	460.9

Non-operating (income) expense:
Interest expense	0.2	0.3	0.5	0.6
Interest income	(5.8)	(11.3)	(17.5)	(24.1)
(Increase) decrease in fair value of warrant	(10.1)	12.3	(10.0)	221.7
Other, net	(0.6)	2.5	2.0	4.0

Total non-operating (income) expense	(16.3)	3.8	(25.0)	202.2

(Loss) income before income tax (benefit) expense and equity in earnings of joint venture	(6.8)	238.7	(24.5)	258.7
Income tax (benefit) expense	(9.7)	61.2	(28.6)	121.9

Income before equity in earnings of joint venture	2.9	177.5	4.1	136.8
Equity in earnings of joint venture, net of tax	(3.3)	—	(3.3)	—

Net (loss) income	(0.4)	177.5	0.8	136.8
Net loss (income) attributable to noncontrolling interests	1.8	(1.4)	2.6	(2.5)

Net income attributable to MEMC stockholders	$1.4	$176.1	$3.4	$134.3

Basic income per share	$0.01	$0.77	$0.02	$0.59
Diluted income per share	$0.01	$0.76	$0.02	$0.58
Weighted-average shares used in computing basic income per share	223.5	228.3	223.5	228.4
Weighted-average shares used in computing diluted income per share	224.0	230.7	224.1	231.1

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$889.9	$988.3
Short-term investments	134.9	148.4
Accounts receivable, less allowance for doubtful accounts of $9.7 and $5.9 in 2009 and 2008, respectively	172.5	197.3
Inventories	108.6	81.3
Prepaid and other current assets	97.4	38.9

Total current assets	1,403.3	1,454.2
Investments	232.5	284.7
Property, plant and equipment, net of accumulated depreciation of $516.9 and $478.4 in 2009 and 2008, respectively	1,046.3	1,041.2
Deferred tax assets, net	70.3	69.7
Customer warrant	23.8	13.8
Other assets	68.1	73.1

Total assets	$2,844.3	$2,936.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5.2	$6.1
Accounts payable	141.1	162.4
Accrued liabilities	63.6	67.5
Accrued wages and salaries	30.5	31.7
Customer deposits	105.9	187.0
Income taxes payable	23.0	17.9

Total current liabilities	369.3	472.6
Long-term debt, less current portion	22.1	26.1
Pension and post-employment liabilities	44.3	46.3
Deferred revenue	91.5	88.8
Other liabilities	185.2	186.1

Total liabilities	712.4	819.9

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding at 2009 and 2008	—	—
Common stock, $.01 par value, 300.0 shares authorized, 223.5 and 233.3 issued at 2009 and 2008, respectively	2.3	2.3
Additional paid-in capital	443.2	425.6
Retained earnings	2,150.8	2,147.1
Accumulated other comprehensive loss	(39.9)	(55.6)
Treasury stock, 9.8 and 8.8 shares in 2009 and 2008, respectively	(453.3)	(437.4)

Total MEMC stockholders’ equity	2,103.1	2,082.0
Noncontrolling interests	28.8	34.8

Total stockholders’ equity	2,131.9	2,116.8

Total liabilities and stockholders’ equity	$2,844.3	$2,936.7

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$0.8	$136.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57.3	48.3
Stock-based compensation	18.2	22.2
(Increase) decrease in fair value of warrant	(10.0)	221.7
Working capital and other	(64.5)	(26.8)

Net cash provided by operating activities	1.8	402.2

Cash flows from investing activities:
Proceeds from sale and maturities of investments	114.3	312.9
Purchases of investments	(10.9)	(240.2)
Capital expenditures	(98.7)	(169.2)
Other	0.1	—

Net cash provided by (used in) investing activities	4.8	(96.5)

Cash flows from financing activities:
Net (repayments of) proceeds from customer deposits related to long-term supply agreements	(80.1)	48.5
Principal payments on long-term debt	(3.2)	(2.9)
Excess tax benefits from stock-based compensation arrangements	0.2	18.6
Dividend to noncontrolling interest	—	(3.2)
Common stock repurchased	(15.8)	(154.9)
Proceeds from issuance of common stock	0.5	18.6

Net cash used in financing activities	(98.4)	(75.3)

Effect of exchange rate changes on cash and cash equivalents	(6.6)	21.2

Net (decrease) increase in cash and cash equivalents	(98.4)	251.6
Cash and cash equivalents at beginning of period	988.3	859.3

Cash and cash equivalents at end of period	$889.9	$1,110.9

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (MEMC), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. MEMC has presented the condensed consolidated financial statements in accordance with the requirements of Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (US GAAP). These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2008, which contains MEMC’s audited financial statements for such year. Operating results for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

Certain prior year amounts relating to noncontrolling interests have been reclassified to conform to the current year presentation (see Note 2).

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

MEMC adopted SFAS 160 on January 1, 2009, and as a result, now includes noncontrolling interests in consolidated net income for current and prior periods. Earnings per share, however, continue to be based on the net income attributable to MEMC stockholders. Additionally, comprehensive income attributable to the noncontrolling interests is deducted from consolidated comprehensive income to arrive at the comprehensive income attributable to MEMC stockholders. Noncontrolling interests have also been reclassified to equity for current and prior periods on the condensed consolidated balance sheet and stockholders’ equity (see Note 10). The adoption of SFAS 160 did not have a material impact on our financial statements.

Fair Value Measurements and Investments

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. MEMC adopted this FSP effective April 1, 2009.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP amends the other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP is effective for interim and annual reporting periods ending after June 15, 2009. MEMC adopted this FSP effective April 1, 2009 and applied this FSP in the valuations for our asset-backed securities, mortgage-backed securities and corporate debt securities. As a result of the adoption, we recorded an adjustment of $0.3 million to increase our beginning retained earnings at that date with the offset to accumulated other comprehensive loss.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. MEMC adopted this FSP effective April 1, 2009 and applied this FSP in our evaluation of our asset-backed securities, mortgage-backed securities and corporate debt securities and it did not impact our financial position or results of operations.

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

MEMC’s hedging activities consist of:

		Fair Value (in millions)
Derivatives not designated as hedging under Statement 133	Balance Sheet Location	As of June 30, 2009
Suntech warrant	Customer warrant	$23.8
Currency forward contracts - gains	Prepaid and other current assets	$0.4
Currency forward contracts - losses	Accrued liabilities	$(4.2)

		Gains (Losses) (in millions)
Derivatives not designated as hedging under Statement 133	Statement of Income Location	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Suntech warrant	(Increase) decrease in fair value of warrant	$10.1	$10.0
Currency forward contracts	Other, net	$(4.3)	$(2.3)

Suntech warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of Suntech, a customer, which was received at the time that MEMC signed a long-term supply agreement with Suntech. The Suntech warrant exposes MEMC to equity price risk.

To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. As of June 30, 2009, the notional amount of our currency forward contracts was $42.6 million. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to MEMC. A substantial portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen, and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts.

Other

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (SFAS 141R), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. The requirements of SFAS 141R are effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. SFAS 141R amends SFAS No. 109, “Accounting for Income Taxes” (SFAS 109) such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of SFAS 141R would also apply the provisions of SFAS 141R. MEMC adopted SFAS 141R effective January 1, 2009 and it did not impact our financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS 165). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. SFAS 165 was adopted by MEMC effective April 1, 2009. We have evaluated subsequent events or transactions that occurred after the balance sheet date of June 30, 2009 up through August 5, 2009, which is the date the accompanying unaudited condensed consolidated financial statements were issued. On July 31, 2009, we received an unfavorable legal verdict and recognized expense of $5.1 million, net of tax of $3.7 million, during the quarter ended June 30, 2009 for damages accrued in connection with a lawsuit (see Note 14). We also had a nonrecognizable subsequent event related to a long-term customer contract (see Note 13).

(3) Restructuring Costs

In order to better align manufacturing capabilities to projected manufacturing needs, MEMC committed to workforce reductions during the first six months of 2008 and again in 2009. As a result, we recorded expenses of $12.3 million and $3.2 million related to one-time termination benefits during the six months ended June 30, 2009 and 2008, respectively, including $5.6 million and $3.2 million during the three months ended June 30, 2009 and 2008, respectively. The 2009 amount includes $0.4 million of outplacement costs and a $0.3 million expense related to one of our defined benefit pension plans (see Note 12).

The following table summarizes the balances recorded in accrued liabilities associated with these costs:

	Six Months Ended June 30,
In millions	2009	2008
Balance at January 1	$—	$—
Accrued restructuring charges	12.8	3.2
Cash payments	(12.6)	—
Adjustments	(0.2)	—

Balance at June 30	$—	$3.2

Due to the changes in projected manufacturing needs, we performed an asset impairment analysis of certain long-lived asset groups as of March 31, 2009. That analysis indicated that our estimated projected net undiscounted cash flows exceeded the net book values of the asset groups analyzed and accordingly, there were no material asset impairments as of March 31, 2009.

(4) Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

	As of June 30, 2009
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total
Available for sale investments	$198.9	$88.4	$17.3	$304.6
Trading investments	—	—	45.0	45.0
Auction rate securities right	—	—	2.0	2.0
Suntech warrant	—	—	23.8	23.8
Currency forward contracts	(3.8)	—	—	(3.8)

	$195.1	$88.4	$88.1	$371.6

During November 2008, we accepted an offer by our investment broker to receive an auction rate securities right (ARS Right) that would substantially ensure recovery to par of our auction rate securities (ARS) between June 2010 and July 2012. We have elected the fair value option for the ARS Right because its value is highly correlated to the value of the ARS, which are also marked to market. We have recorded the ARS Right to prepaid and other current assets and non-operating (income) expense, other. During the three and six months ended June 30, 2009, we recorded a gain of $0.8 million and a loss of $4.2 million, respectively, related to the ARS Right. The ARS Right is the only item eligible for the fair value option treatment in prepaid and other current assets.

We used a lattice model to determine the fair value of the Suntech warrant. Determining the appropriate fair value model and calculating the fair value of the warrant requires making estimates and assumptions relating to Suntech’s stock price volatility, interest rate, dividends, marketability and expected return requirements.

The carrying amount of our outstanding long-term debt at June 30, 2009 and December 31, 2008 was $27.3 million and $32.2 million, respectively. The estimated fair value of that debt was $26.3 million and $31.2 million, respectively, at June 30, 2009 and December 31, 2008.

The fair value of our currency forward contracts is measured by the amount that would have been paid to liquidate and repurchase all open contracts and was a loss of $3.8 million at June 30, 2009 and a gain of $1.6 million at December 31, 2008. The notional amount of our currency forward contracts was $42.6 million and $60.9 million as of June 30, 2009 and December 31, 2008, respectively.

The following table summarizes changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Available for Sale Investments	Trading Investments	Auction Rate Securities Right	Suntech Warrant	Total
Balance at December 31, 2008	$22.8	$44.1	$6.2	$13.8	$86.9
Total unrealized gains (losses):
Included in earnings(1)	(2.3)	4.9	(4.2)	10.0	8.4
Included in other comprehensive income, net	(2.8)	—	—	—	(2.8)
Sales, redemptions and maturities	(9.3)	(4.0)	—	—	(13.3)
Transfers in to Level 3, net	8.9	—	—	—	8.9

Balance at June 30, 2009	$17.3	$45.0	$2.0	$23.8	$88.1

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(2.3)	$4.9	$(4.2)	$10.0	$8.4

(1)	Amounts included in earnings are recorded to non-operating (income) expense in the consolidated statements of income.

Valuations of our Level 3 available for sale investments were performed using a discounted cash flow model, which involved making assumptions about expected future cash flows based on estimates of current market interest rates. Our models include estimates of market data, including yields or spreads of trading instruments that are believed to be similar or comparable, when available, and assumptions that are believed to be reasonable based on nonobservable inputs. Such assumptions include the tax status (taxable vs. tax-exempt), type of security (type of issuer, collateralization, subordination, etc.), credit quality, duration, likelihood of redemption, insurance coverage and degree of liquidity in the current credit markets. Amounts transferred in to Level 3, net above relate to investments previously valued using Level 2 inputs. The markets for these investments or similar investments no longer have observable data available and therefore, a Level 3 valuation was performed using a discounted cash flow model described above.

(5) Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2009	2008	2009	2008
Net (loss) income	$(0.4)	$177.5	$0.8	$136.8
Other comprehensive income (loss), net of tax:
Net translation adjustment	18.5	(19.1)	(14.4)	19.1
Net unrealized gain (loss) on available-for-sale securities	25.2	0.1	27.0	(3.0)

Other comprehensive income (loss), net of tax	43.7	(19.0)	12.6	16.1

Total comprehensive income	43.3	158.5	13.4	152.9
Net loss (income) attributable to noncontrolling interests	1.8	(1.4)	2.6	(2.5)
Net translation adjustment attributable to noncontrolling interests	3.4	—	3.4	—

Comprehensive income attributable to MEMC stockholders	$48.5	$157.1	$19.4	$150.4

(6) Earnings Per Share

For the three month periods ended June 30, 2009 and 2008, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income attributable to MEMC stockholders	$1.4	$1.4	$176.1	$176.1
EPS denominator:
Weighted average shares outstanding	223.5	223.5	228.3	228.3
Stock options and restricted stock units	—	0.5	—	2.4

Total shares	223.5	224.0	228.3	230.7

Earnings per share	$0.01	$0.01	$0.77	$0.76

For the six month periods ended June 30, 2009 and 2008, basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income attributable to MEMC stockholders	$3.4	$3.4	$134.3	$134.3
EPS denominator:
Weighted average shares outstanding	223.5	223.5	228.4	228.4
Stock options and restricted stock units	—	0.6	—	2.7

Total shares	223.5	224.1	228.4	231.1

Earnings per share	$0.02	$0.02	$0.59	$0.58

For the three months ended June 30, 2009 and 2008, 8.8 million and 1.9 million, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because their effect was antidilutive. For the six months ended June 30, 2009 and 2008, 7.4 million and 1.8 million shares, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because their effect was antidilutive.

(7) Inventories

Inventories consist of the following:

In millions	As of June 30, 2009	As of December 31, 2008
Raw materials and supplies	$29.2	$18.8
Goods in process	29.8	6.4
Finished goods	49.6	56.1

	$108.6	$81.3

During the first six months of 2009, we recorded $10.4 million related to a lower of cost or market adjustment on our inventory and $8.4 million related to the estimated shortfall to an annual purchase obligation associated with a take or pay agreement to cost of goods sold. We also recorded period expenses to cost of goods sold for unallocated fixed overhead costs of $36.2 million for the three months ended March 31, 2009. There were no unallocated fixed overhead costs recorded as period expenses for the three months ended June 30, 2009. We also had no similar material lower of cost or market adjustments, take or pay agreement shortfall charges or unallocated fixed overhead costs recorded as period expenses during the first six months of 2008.

(8) Investments

Short- and long-term investments measured and recorded at fair value consist of the following:

	As of June 30, 2009
In millions	Cost	Unrealized Gains/ (Losses) and Other-than- temporary Impairments Recorded in Earnings(1)	Other-than- temporary Impairments in Accumulated Other Comprehensive Loss	Unrealized Gains/(Losses) in Other Comprehensive Income	Fair Value	Fair Value of Investments in Unrealized Loss Positions with no Recognized Losses	Unrealized Losses on Investments in Unrealized Loss Positions with no Recognized Losses
							Greater than twelve months	Less than twelve months
Items measured at fair value on a recurring basis:
Trading securities:
Auction rate securities	$47.4	$(2.4)	$—	$—	$45.0	$—	$—	$—
Available for sale securities:
Fixed income funds	200.0	13.0	—	(14.1)	198.9	198.9	—	(14.1)
Corporate debt securities	48.5	(9.7)	1.2	(1.9)	38.1	28.9	(1.9)	—
Asset-backed securities	24.9	(2.2)	0.1	(0.8)	22.0	21.6	(0.8)	—
Mortgage-backed securities	39.1	(4.6)	(1.6)	(4.6)	28.3	24.6	(4.6)	—
Equity investment	12.4	—	—	4.9	17.3	—	—	—

	324.9	(3.5)	(0.3)	(16.5)	304.6	274.0	(7.3)	(14.1)

Total	$372.3	$(5.9)	$(0.3)	$(16.5)	$349.6	$274.0	$(7.3)	$(14.1)

	As of December 31, 2008
In millions	Cost	Unrealized Gain/(Loss) Recorded in Earnings(1)	Unrealized Gain/(Loss) in Other Comprehensive Income	Fair Value
Items measured at fair value on a recurring basis:
Trading securities:
Auction rate securities	$51.4	$(7.3)	$—	$44.1
Available for sale securities:
Fixed Income Funds	200.0	2.0	(33.2)	168.8
Corporate debt securities	94.6	(8.3)	(2.3)	84.0
Asset-backed securities	46.4	(1.2)	(4.6)	40.6
Mortgage-backed securities	47.5	(5.0)	(7.6)	34.9
Beneficiary certificates bond fund	7.1	—	0.3	7.4
Equity investment	12.4	—	4.2	16.6

	408.0	(12.5)	(43.2)	352.3

Total	$459.4	$(19.8)	$(43.2)	$396.4

(1)	Unrealized gains/(losses) were recorded to non-operating (income) expense in the consolidated statements of income.

The carrying value of short- and long-term investments consists of the following:

In millions	As of June 30, 2009	As of December 31, 2008
Items measured at fair value on a recurring basis	$349.6	$396.4
Time deposits	17.5	36.4
Equity investments at cost	0.3	0.3

Total investments	367.4	433.1
Less: short-term investments	134.9	148.4

Non-current investments	$232.5	$284.7

As of June 30, 2009, we held $198.9 million in fixed income funds, net of temporary impairments of $14.1 million, with the intent of holding these funds for a period exceeding 12 months. As of December 31, 2008, these funds had a value of $168.8 million, net of temporary impairments of $33.2 million.

As of June 30, 2009, we held $88.4 million in a portfolio comprised of corporate bonds and asset-backed and mortgage-backed securities, net of temporary impairments of $7.3 million and other than temporary impairments of $16.8 million, of which $0.3 million related to non-credit losses and is recorded in accumulated other comprehensive loss. As of December 31, 2008, we held $159.5 million of these investments, net of temporary impairments of $14.5 million and other than temporary impairments of $14.5 million. A majority of these investments maintain a floating interest rate based on a range of spreads to the one and three month LIBOR rate. While we believe the decline in fair value related to the temporary impairments to be directly attributable to the current global credit conditions, we believe the time to reach the original carrying value for certain of these investments to be greater than 12 months. Accordingly, we have classified $16.0 million of those investments as non-current assets.

As of June 30, 2009, we held $45.0 million of short-term investments related to auction rate securities, net of unrealized losses of $2.4 million. As of December 31, 2008, we held $44.1 million of investments related to ARS, net of unrealized losses of $7.3 million. These securities are classified as trading securities and all changes in fair value are recorded to non-operating (income) expense, other. The ARS are comprised of interest bearing state sponsored student loan revenue bonds and municipal bonds with varying maturity periods and typically provide short-term liquidity via an auction process that also resets the applicable interest rate at predetermined calendar intervals (typically every 7, 28 or 35 days). The student loan revenue bonds are collateralized and serviced by underlying student loans and the municipal bonds are serviced through revenue generated by the issuing municipal entity. In the event of an auction failing to settle on its respective settlement date, these funds remain invested at a “failed” interest rate which is typically higher than the previous market rate until the next successful auction. For those auctions that fail to settle, we will not be able to access those funds until the next successful auction, another buyer is found outside of the auction process, the issuer redeems the security or the security matures. We do not anticipate having to sell these securities below our cost in order to operate our business. The ARS are insured through two different monoline insurers that presently maintain a credit rating of AAA or similar designation by S&P, Moody’s and/or Fitch as of June 30, 2009 or by a U.S. government backed student loan program. During November 2008, we accepted an offer by our investment broker to receive an ARS Right that would substantially ensure recovery to par of our ARS between June 2010 and July 2012. As of June 30, 2009, all ARS and the ARS Right were classified as current since we intend to exercise the ARS Right in June 2010.

Our investments include asset-backed securities, mortgage-backed securities and corporate debt securities that have a market value below amortized cost and are not included in other than temporary impairments. The unrealized loss on these investments are considered temporary based on an evaluation of factors including the current credit rating and any changes in the rating since issuance, the current repayment schedule rate as compared to the expected amortization schedule, the fair value of the investment as compared to the amortized cost basis, the subordination level of the security, and any collateral associated with the security. Based on an evaluation of these qualitative factors and the intent to hold these investments for a period of time sufficient to recover all principal associated with the investments, MEMC does not consider the impairments to be other-than-temporary at June 30, 2009.

When the fair value of an investment is less than our cost basis, we evaluate the nature of the investment based on current and expected future market conditions, the duration of impairments, the extent to which fair value is less than cost, the financial condition and near term prospects of the issuer, and our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2009, we have recorded other-than temporary impairments for asset-backed securities, mortgage-backed securities and corporate debt securities. A discounted cash flow analysis was used to calculate the credit loss associated with the impairment considering current repayment of principal and interest as compared to the stated amortization schedule, default rates (if any), subordination level of the security within the structure (e.g. A notes as compared to B notes) and collateral ratios. For floating rate securities, the current coupon rate is used as the discount rate and for fixed rate securities, the original coupon rate is used as the discount rate.

During the three months ended March 31, 2009, we recorded other than temporary impairments of $2.3 million on our available for sale investments. There were no such impairments recorded during the three months ended June 30, 2009 and the six months ended June 30, 2008. The following table presents the changes in other-than-temporary impairments recognized in earnings during the six months ended June 30, 2009:

In millions	Total
Amount of other-than-temporary impairments on debt securities held at December 31, 2008	$14.5
Other-than-temporary impairment recognized during the three months ended March 31, 2009	2.3
Non-credit component of other-than-temporary impairment reclassified to accumulated other comprehensive loss on April 1, 2009 in conjunction with cumulative effect transition adjustment	(0.3)

Amount of other-than-temporary impairments recognized in retained earnings on debt securities held at June 30, 2009	$16.5

Our unrealized other-than-temporary impairment losses on our debt securities held at June 30, 2009 were as follows:

In millions	Total
Unrealized other-than-temporary impairment losses	$16.8
Unrealized other-than-temporary impairment losses reclassified to accumulated other comprehensive loss on April 1, 2009 in conjunction with cumulative effect transition adjustment	(0.3)

Net impairment losses recognized in retained earnings	$16.5

Contractual maturities of our available for sale debt securities were as follows:

	As of June 30, 2009
In millions	Cost	Fair Value
Due in one year or less	$34.9	$34.5
Due after one year through five years	13.6	3.6
No single maturity date(1)	64.0	50.3

	$112.5	$88.4

(1)

Securities with no single maturity date include mortgage- and asset-backed securities which have been classified as current or non-current based on estimated timing of receipt of the forecasted cash flows.

(9) Debt

We have short-term committed loan agreements renewable annually of approximately $17.6 million at June 30, 2009, of which there were no short-term borrowings outstanding. Of the $17.6 million committed short-term loan agreements, $6.9 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

We have long-term committed loan agreements of approximately $262.8 million at June 30, 2009, of which $27.3 million is outstanding. Of the $262.8 million committed long-term loan agreements, $85.6 million is unavailable because it relates to the issuance of third party letters of credit. We are currently in compliance with all debt covenants.

(10) Stockholders’ Equity

The following table presents the change in total stockholders’ equity for the six months ended June 30, 2009.

In millions	MEMC Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 1, 2009	$2,082.0	$34.8	$2,116.8
Net income (loss)	3.4	(2.6)	0.8
Other comprehensive income (loss), net of tax	16.0	(3.4)	12.6
Stock plans, net	17.5	—	17.5
Common stock repurchases	(15.8)	—	(15.8)

Balance, June 30, 2009	$2,103.1	$28.8	$2,131.9

Stock-Based Compensation

We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors, and consultants. As of June 30, 2009, there were 7.7 million shares authorized for future grant under these plans.

The following table presents information regarding outstanding stock options as of June 30, 2009 and changes during the six months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2008	5,303,783	$40.29
Granted	4,478,100	13.67
Exercised	(70,756)	6.69
Forfeited	(290,047)	31.76
Expired	(262,774)	36.68

Outstanding at June 30, 2009	9,158,306	$27.90	$24.1	8 years

Options exercisable at June 30, 2009	2,132,810	$30.69	$5.8	7 years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the six months ended June 30, 2009 and 2008 was $0.8 million and $70.1 million, respectively. For the six months ended June 30, 2009 and 2008, cash received from option exercises under option plans was $0.5 million and $18.6 million, respectively and the actual tax benefit realized for the tax deductions from option exercises was $0.4 million and $22.2 million, respectively.

We estimate the fair value of options using the Black-Scholes option-pricing model for our ratable and cliff vesting options. We have determined that our historical stock price volatility and historical pattern of option exercises are appropriate indicators of expected volatility and expected term. During March 2009, we issued options to our new Chief Executive Officer. Because we do not have a historical pattern of option exercises for our new Chief Executive Officer, and because past exercise patterns for the same level of executive is not expected to be indicative of future exercise patterns, the simplified method described in the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 was used to estimate the expected term of these stock option grants. The interest rate is determined based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award. Our weighted-average assumptions are as follows:

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Risk-free interest rate	1.71%	2.4%
Expected stock price volatility	65.4%	50.1%
Expected term until exercise (years)	5	4
Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value per share of options granted was $7.51 and $30.28 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, $61.9 million of total unrecognized compensation cost related to stock options granted and outstanding as of June 30, 2009 is expected to be recognized over a weighted-average period of 3.1 years.

Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future, provided the stock unit is vested at the time. The following table presents information regarding outstanding restricted stock units as of June 30, 2009 and changes during the six months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Life
Outstanding at December 31, 2008	467,889
Granted	118,450
Converted	(26,762)
Forfeited	(32,445)

Outstanding at June 30, 2009	527,132	$10.3	3.2 years

At June 30, 2009, there were no restricted stock units which were convertible into shares. The weighted-average fair value of restricted stock units per share on the date of grant was $13.80 and $70.25 for the six months ended June 30, 2009 and 2008, respectively. As of June 30, 2009, $10.0 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 3.2 years.

Stock-based compensation expense for the three months ended June 30, 2009 and 2008 was $5.7 million and $6.2 million, net of income tax benefit of $3.1 million and $3.4 million, respectively. For the six months ended June 30, 2009 and 2008, stock-based compensation expense was $11.8 million and $14.2 million, net of income tax benefit of $6.5 million and $7.9 million, respectively.

(11) Income Taxes

During the three months ended June 30, 2009, we recorded an income tax benefit of $9.7 million and an effective tax rate of 142.6%, compared to an income tax expense of $61.2 million and an effective tax rate of 25.6% for the three months ended June 30, 2008. The income tax benefit for the 2009 second quarter primarily resulted from tax losses in higher rate jurisdictions offset by taxable income in lower rate jurisdictions and a tax benefit associated with a newly planned remittance of foreign earnings. During the three months ended June 30, 2009, management determined that the undistributed earnings of one of our foreign wholly owned subsidiaries would be remitted to the U.S. in the foreseeable future. These earnings were previously considered permanently reinvested in the business and the unrecognized deferred tax asset related to these earnings was not recognized. The deferred tax effect of this newly planned remittance was recorded as a discrete net income tax benefit in the amount of $3.4 million. As of June 30, 2009, federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $805.3 million because such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to our undistributed earnings is not practicable.

During the six months ended June 30, 2009, we recorded an income tax benefit of $28.6 million compared to an income tax expense of $121.9 million for the six months ended June 30, 2008. The effective tax rate was 116.7% and 47.1% for the six months ended June 30, 2009 and 2008, respectively.

We recorded a tax benefit on all available tax losses that can be carried back under local law because there is sufficient taxable income in the allowable carry back period to absorb those losses. There was no valuation allowance of deferred tax assets attributable to subsidiaries with tax loss carryforwards due to anticipated taxable income within the tax loss carryforward period allowable under the law in the respective countries of five to seven years. We are currently under a tax examination by the Internal Revenue Service for the 2006 and 2007 tax years in which it is reasonably possible that some portions of the examination could be completed within the next twelve months; however, the results of the examination and any potential settlement are not reasonably estimable at this time. There is a risk, however, that the amounts ultimately settled upon resolution of the audit could be materially different from the amounts previously included in our income tax liabilities and, therefore, could have a material impact on our tax provision, net income, tax liabilities and cash flows. During the six months ended June 30, 2009, we recorded additional tax expense of approximately $1.7 million primarily related to interest and penalties assessed by taxing authorities related to exams for the 2006 and 2007 tax years.

(12) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended June 30, 2009		Three Months Ended June 30, 2008		Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
In millions	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service cost	$0.8	$—	$0.7	$—	$1.6	$—	$1.5	$—
Interest cost	2.5	0.4	2.5	0.4	5.0	0.8	5.1	0.8
Expected return on plan assets	(3.3)	—	(2.7)	—	(6.6)	—	(5.4)	—
Amortization of prior service costs and net actuarial loss/(gain)	1.3	(0.6)	0.1	(0.3)	2.6	(1.2)	0.2	(0.6)
Settlement and curtailment loss, net	—	—	—	—	0.3	—	—	—

Net periodic postretirement benefit cost	$1.3	$(0.2)	$0.6	$0.1	$2.9	$(0.4)	$1.4	$0.2

The settlement and curtailment loss, net is related to the restructuring charges discussed in Note 3 above.

(13) Long-term Customer Contracts

During February 2009, we amended two of our long-term solar wafer supply agreements and in July 2009, we further amended one of these agreements. Under the February 2009 amendments, the potential aggregate revenues to MEMC under the agreements for sales in 2009 and aggregate revenues for sales over the remaining term of the contracts remain unchanged, but volume increases and price reductions for 2009 were effectuated. The July 2009 amendment with one of our customers provides for an additional price reduction and volume increase for the second half of 2009. The July 2009 amendment with this customer also provides a deferral mechanism for a potential 2009 purchase shortfall by the customer (from the increased volume commitment), by allowing the customer to make up the purchase shortfall in equal increments over the next five years. Such deferred volume amounts will be added to the customer’s minimum purchase requirements for future contract years. There were no changes to the requirements for security deposits or letters of credit under any of the 2009 amendments, other than to extend the time to comply fully with the 2009 letter of credit requirement for one of the agreements.

A third solar wafer customer has not made a scheduled refundable capacity reservation deposit that was due under their agreement in early January 2009, nor have they made any purchases under the agreement in 2009.

On April 27, 2009, a fourth solar wafer supply agreement customer, Conergy AG, filed suit against us seeking to void all or parts of its long-term supply agreement with us. On July 10, 2009, MEMC filed a formal answer to the complaint denying the allegations and filed a motion to dismiss certain counts of the complaint.

During the quarter ended June 30, 2009, MEMC applied approximately $44.1 million of security deposits against outstanding accounts receivable balances for two customers in accordance with the terms of the long-term customer contracts and instructed the customers to replenish the deposits. The loss of any one of these customers could potentially adversely affect our future operating results.

(14) Commitments and Contingencies

On June 26, 2009, we entered into a binding term sheet (the “Term Sheet”) with Q-Cells SE (“Q-Cells”) reflecting our agreement to form a joint venture for the purpose of building large scale solar power plants. MEMC has agreed to invest up to approximately $100 million in the venture in three separate payments during the third and fourth quarters of 2009 upon formation of the joint venture entity. The joint venture company will contract with Q-Cells International to develop, acquire and build the plants. Q-Cells International will order the cells for the plants from Q-Cells. Q-Cells will purchase the necessary solar wafers from MEMC at set prices. Once the first project is fully constructed, the parties intend to sell it to a third party. The parties can then return the proceeds of that sale to the joint venture partners or leave the investment in the entity for one or more future solar power plant projects through mutual agreement by the parties. MEMC and Q-Cells will each have two seats on the board of the joint venture company. The parties are currently negotiating final documents for the joint venture consistent with the terms of the Term Sheet.

The joint venture will be accounted for under the equity method of accounting. As MEMC sells wafers to Q-Cells, the revenue from those sales will be recognized consistent with MEMC’s revenue recognition policy, and the costs associated with those wafers will be included in cost of goods sold. MEMC will defer its pro rata share (50%) of the net profit associated with the sale of the wafers, consistent with its ownership in the joint venture, until the project is sold to a third party, at which point all previously deferred amounts will be recognized as income, as well as any gain or loss on the sale of the project. The joint venture income elimination is recorded in MEMC’s consolidated statements of income as equity in earnings of joint venture, net of tax.

Indemnification

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims as of June 30, 2009.

Legal Proceedings

We are involved in various legal proceedings which arise in the ordinary course of business. Although it is not possible to predict the outcome of these matters, we believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations.

BP Solar International v. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

In April 2007, BP Solar International, Inc. filed suit against MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc. in the Circuit Court for Frederick County, Maryland (Civil Number 10-C-07-001240) alleging non-delivery of polysilicon powder for 2006. Plaintiff BP Solar subsequently amended the complaint on four separate occasions, most recently on May 21, 2009. The final complaint filed by Plaintiff alleged that MEMC Pasadena failed to supply polysilicon powder to the Plaintiff in 2006 and 2007 under an alleged three year supply agreement. MEMC has always maintained that no such long term supply agreement ever existed. The trial in this matter was held the last two weeks of July 2009.

The case was tried before a jury and on July 31, 2009, the jury returned a verdict in favor of BP Solar, awarding damages of $8.8 million. MEMC intends to appeal the decision, which it must do within 30 days.

MEMC and MEMC Pasadena continue to believe that the lawsuit is without merit and the Company remains committed to a vigorous defense of the case at the appellate level. Due to the inherent uncertainties of litigation, MEMC cannot predict the outcome of this appeal. An unfavorable outcome on appeal would result in MEMC having to pay BP Solar the damages originally found by the jury. MEMC has recorded these compensatory damages of the verdict of $8.8 million in marketing and administration expense and accrued expenses and $3.7 million of income tax benefit, resulting in a net expense of $5.1 million, during the quarter ended June 30, 2009.

S.O.I.TEC Silicon on Insulator Technologies S.A. vs. MEMC Electronic Materials, Inc.

On May 19, 2008, Soitec and Commissariat A L’Energie Atomique (“CEA”) filed a complaint for patent infringement against MEMC in the U.S. District Court for the District of Delaware (Civil Action No. 08-292) alleging infringement, including willful infringement, by MEMC of three U.S. patents related to silicon-on-insulator (SOI) technology, and requested damages and an injunction preventing further infringement of the three patents listed in Soitec’s complaint. On July 9, 2008, MEMC filed a motion to dismiss the complaint, or in the alternative, for a more definite statement. On February 20, 2009, the district court denied our motion to dismiss. MEMC filed an answer and counterclaim against Soitec for infringement of one of MEMC’s U.S. patents in early March 2009. Although the case is still in the initial stages, we believe that Soitec’s suit against us alleging infringement of the three patents named in the complaint has no merit, and we are asserting a vigorous defense against these claims, including our infringement counterclaim. We do not believe that this case, should it be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of these matters are unpredictable and the results of these cases could be unfavorable for MEMC. The parties have recently agreed to a case management schedule, with trial scheduled for late October 2010.

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

The parties entered into settlement discussions for this case in November 2007 and December 2007. In early 2008, Semi-Materials claimed that a binding settlement was reached as a result of those late 2007 discussions. MEMC denied Semi-Materials’ allegation that a binding settlement was reached. In January 2008, Semi-Materials moved the trial court to enforce the alleged settlement terms. On March 17, 2008, the trial court sustained Semi-Materials’ motion and found that binding settlement terms had been reached as a result of the late 2007 negotiations between Semi-Materials and MEMC. This decision was immediately appealed by MEMC to the United States Court of Appeals for the Eighth Circuit, and enforcement of the trial court’s order was stayed pending that appeal. The Eighth Circuit heard oral argument on September 26, 2008. Just prior to the September 26 oral argument, Semi-Materials informed MEMC and the Eighth Circuit that Semi-Materials no longer sought enforcement of the alleged settlement agreement (although Semi-Materials still claimed that a binding settlement was reached in late 2007). Semi-Materials instead requested that the Eighth Circuit vacate the trial court’s March 2008 order enforcing the alleged settlement agreement and remand the case back to the trial court for further proceedings. On May 4, 2009, the Eighth Circuit requested a rehearing of the appeal, which rehearing was held on June 10, 2009. On July 10, 2009, the Eighth Circuit vacated the trial court’s order, and returned the case to the trial court for further proceedings.

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

Minneapolis Firefighters’ Relief Association v. MEMC Electronic Materials, Inc., et al.

On September 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff Minneapolis Firefighters’ Relief Association asserting claims against MEMC and Nabeel Gareeb, MEMC’s former Chief Executive Officer. On October 10, 2008, a substantially similar putative class action lawsuit was filed by plaintiff Donald Jameson against MEMC, Mr. Gareeb and Ken Hannah, MEMC’s Chief Financial Officer. These cases purportedly are brought on behalf of all persons who acquired shares of MEMC’s common stock between June 13, 2008 and July 23, 2008, inclusive (the “Class Period”). Both complaints allege that, during the Class Period, MEMC failed to disclose certain material facts regarding MEMC’s operations and performance, which had the effect of artificially inflating MEMC’s stock price in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Plaintiffs further allege that Messrs. Gareeb and Hannah are subject to liability under Section 20(a) of the Act as control persons of MEMC. Plaintiffs seek certification of the putative class, unspecified compensatory damages, interest, and costs, as well as ancillary relief. On December 12, 2008, these actions were consolidated, and the Court appointed Mahendra A. Patel as lead plaintiff. Plaintiff filed a consolidated amended complaint on February 23, 2009. Defendants filed a motion to dismiss on April 10, 2009, plaintiff filed his opposition to the motion on May 29, 2009 and defendants filed their reply in support of their motion on June 24, 2009. The parties have fully briefed defendants’ motion to dismiss the consolidated amended complaint, and await the setting of oral argument in the matter.

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

On January 30, 2009, a second putative derivative plaintiff served a demand letter on the Company’s board of directors requesting that it investigate factual allegations similar to those underlying the Larkowski derivative action. In response, the board of directors has appointed a special committee to investigate these allegations. The special committee has not yet completed its investigation of the allegations.

Jerry Jones v. MEMC Electronic Materials, Inc., et al.

On December 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff, Jerry Jones, purportedly on behalf of all participants in and beneficiaries of MEMC’s 401(k) Savings Plan (the “Plan”) between September 4, 2007 and December 26, 2008, inclusive. The complaint asserted claims against MEMC and certain of its directors, employees and/or other unnamed fiduciaries of the Plan. The complaint alleges that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act (“ERISA”), generally asserting that the defendants failed to make full disclosure to the Plan’s participants of the risks of investing in MEMC’s stock and that the Company’s stock should not have been made available as an investment alternative in the Plan. The misstatements alleged in the complaint significantly overlap with the misstatements alleged in the federal securities class action described above.

On June 1, 2009, an amended class action complaint was filed by Mr. Jones and another purported participant of the Plan, Manuel Acosta, which raises substantially the same claims and is based on substantially the same allegations as the original complaint. However, the amended complaint changes the period of time covered by the action, purporting to be brought on behalf of beneficiaries of and/or participants in the Plan from June 13, 2008 through the present, inclusive (the “Class Period”). The amended complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in MEMC’s stock, equitable relief and an award of attorney’s fees. No class has been certified and discovery has not begun. The Company and the named directors and employees intend to vigorously defend themselves against these claims, including filing a motion to dismiss the complaint, which motion was filed on July 27, 2009.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adopting this standard on our consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS 167). SFAS 167 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment of financial responsibility, including interests in entities formed prior to the effective date of SFAS 167, and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adopting this standard on our consolidated results of operations and financial condition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of MEMC Electronic Materials, Inc. included herein.

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

While we have recently seen increases in semiconductor demand from the first quarter of 2009 to the second quarter, the demand is still below normal levels experienced prior to the fourth quarter of 2008. We have also seen continued price declines in semiconductor applications from the first quarter of 2009; however, volumes in semiconductor applications have increased on a sequential basis from the first quarter to the second quarter of 2009. This increase in demand is expected to continue into the third quarter. The overall reduction in semiconductor demand compared to historical levels has led to additional polysilicon and ingots making their way to the solar industry and this, combined with the negative effect of the difficult macro credit environment on solar installations, resulted in continued downward pricing pressure for solar applications in the second quarter. This pricing trend is expected to continue in solar applications into the third quarter; but demand for solar applications is expected to improve slightly. The revenue declines under our long-term solar wafer supply agreements in the second quarter versus the first quarter of 2009 were nearly offset by sales to new solar wafer customers. Polysilicon revenues continued to decline as a percent of total revenue in the first half of 2009 due to lower volumes and pricing compared to the fourth quarter of 2008.

While we experienced some underutilization of our semiconductor-related property, plant and equipment in the 2009 first quarter resulting in additional unabsorbed period expenses, our operating levels increased during the second quarter such that all fixed costs were allocated to inventoriable costs. While the higher product volumes helped increase our factory utilization rates, our factories were still running at less than optimal manufacturing rates, resulting in higher per unit costs. During this economic downturn, we continue to evaluate our manufacturing capabilities to identify opportunities that could allow us to reduce our overall manufacturing costs. We are also continuing to focus on increasing our sales in the solar wafer market and decreasing our sales of polysilicon. Since the beginning of 2009, we have announced the termination of approximately 500 manufacturing employees at our St. Peters, Missouri and Sherman, Texas facilities, our Japanese subsidiary and our Korean subsidiary. The purpose of these workforce reductions was to better align our costs with short-term demand.

During February 2009, we amended two of our long-term solar wafer supply agreements and in July 2009, we further amended one of these agreements. Under the February 2009 amendments, the potential aggregate revenues to MEMC under the agreements in 2009 and over the remaining term of the contracts remain unchanged, but volume increases and price reductions for 2009 were effectuated. The July 2009 amendment with one of our customers provides for an additional price reduction and volume increase for the second half of 2009. The July 2009 amendment with this customer also provides a deferral mechanism for a potential 2009 purchase shortfall by the customer (from the increased volume commitment), by allowing the customer to make up the purchase shortfall in equal increments over the next five years. Such deferred volume amounts will be added to the customer’s minimum purchase requirements for future contract years.

On April 27, 2009, one of our solar wafer supply agreement customers, Conergy AG, filed suit against us seeking to void all or parts of its long-term supply agreement with us. On July 10, 2009, MEMC filed a formal answer to the complaint denying the allegations and filed a motion to dismiss certain counts of the complaint.

During the second quarter, we signed a binding term sheet with a large solar cell manufacturer, Q-Cells SE, to form a joint venture for the purpose of constructing and selling solar power plants. Under the terms of the agreement, MEMC will invest up to $100 million of capital in the joint venture during the third and fourth quarters. The joint venture company will contract with Q-Cells International to develop, acquire and build the plants using modules that utilize cells that are built with MEMC wafers. When completed, we expect that the facilities will be sold to a third party.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2009	2008	2009	2008
Dollars in millions
Net Sales	$282.9	$531.4	$496.9	$1,032.8
Percentage Change	(46.8)%	12.4%	(51.9)%	13.1%

In the three months ended June 30, 2009, compared to the same period in the prior year, the decrease in sales was the result of pricing decreases of $185.9 million and volume decreases of $64.7 million. The six month year-to-date change was also due to similar price and volume decreases. Price and volume declines occurred in nearly all products, except for 156mm wafers where we experienced increases of approximately 45% in volumes for the three and six month periods compared to the prior year periods. Our overall wafer average selling prices for the three and six months ended June 30, 2009 were approximately 46% and 51% lower than the overall wafer average selling prices for the same periods in 2008. This was due to price decreases for all wafers, and to a lesser extent, increases in volumes for 156 millimeter wafers, which have a lower average selling price per wafer. The decrease in sales also resulted from a decrease in polysilicon selling prices which were lower in the current period by approximately 83% compared to the average polysilicon selling prices for the second quarter of 2008. While we have recently seen increases in short-term semiconductor demand, demand is still below normal levels. Short-term pricing for solar applications is expected to continue to decline sequentially in the 2009 third quarter.

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit	2009	2008	2009	2008
Dollars in millions
Cost of Goods Sold	$248.0	$248.6	$442.3	$490.7
Gross Profit	34.9	282.8	54.6	542.1
Gross Margin Percentage	12.3%	53.2%	11.0%	52.5%

The decline in gross profit dollars and gross margin percentage for the three and six month periods ended June 30, 2009 were primarily due to decreased wafer and polysilicon volumes and pricing discussed above. In addition, decreases during the three months ended June 30, 2009 versus the same period in the prior year were the result of increased costs of $0.6 million related to a charge for an adverse annual long-term purchase obligation, slightly offset by an inventory reserve. During the six months ended June 30, 2009, decreases in gross profit were due to increased costs compared to the same period in the prior year totaling $54.0 million related to unallocated fixed overheads recorded as period expenses, a lower of cost or market adjustment on our inventory and a charge for an adverse annual long-term purchase obligation. We had no similar material adjustments during the first six months of 2008. Additionally, higher product volumes in the second quarter of 2009 compared to the first quarter of 2009 helped increase our factory utilization rates, although our factories were still running at less than optimal manufacturing rates, resulting in higher per unit costs compared to the prior year periods.

	Three Months Ended June 30,		Six Months Ended June 30,
Marketing and Administration	2009	2008	2009	2008
Dollars in millions
Marketing and Administration	$42.5	$27.1	$72.3	$57.7
As a Percentage of Net Sales	15.0%	5.1%	14.6%	5.6%

The increase in marketing and administration expenses for the three and six month periods ended June 30, 2009 resulted from an $8.8 million accrual for a lawsuit in the second quarter of 2009 compared to net favorable legal settlements in the prior year same period of $4.5 million. Additionally, we recorded start up costs related to a new manufacturing facility during the three and six months ended June 30, 2009 of $3.0 million and $4.2 million, respectively, and bad debt expenses increased $0.3 million and $2.8 million in the three and six month periods, respectively. These increases were slightly offset by decreases in stock compensation expense, including a lower forfeiture rate adjustment in the first quarter of 2009 compared to 2008, and a decrease in shipping and logistics expenses consistent with the decline in sales.

	Three Months Ended June 30,		Six Months Ended June 30,
Research and Development	2009	2008	2009	2008
Dollars in millions
Research and Development	$9.9	$10.0	$19.5	$20.3
As a Percentage of Net Sales	3.5%	1.9%	3.9%	2.0%

R&D consisted mainly of product and process development efforts to increase our capability in the areas of flatness, particles, crystal defectivity and directional solidification for the manufacture of solar wafers. R&D expenditures were consistent with the same period in the prior year.

	Three Months Ended June 30,		Six Months Ended June 30,
Restructuring Costs	2009	2008	2009	2008
Dollars in millions
Restructuring Costs	$5.6	$3.2	$12.3	$3.2
As a Percentage of Net Sales	2.0%	0.6%	2.5%	0.3%

In order to better align manufacturing capabilities to projected manufacturing needs, MEMC committed to workforce reductions in the first and second quarters of 2009. As a result, we incurred $6.7 million and $5.6 million of one-time termination expense during the quarters ended March 31 and June 30, 2009, respectively. We incurred $3.2 million of restructuring costs during the three and six month periods ended June 30, 2008. There were no restructuring costs accrued as of December 31, 2008.

The 2009 actions reduced our workforce by 500 employees, from 4,800, prior to the reductions. We expect that these reductions in force will result in annualized cost savings of approximately $30 million, primarily in cost of goods sold, because a majority of those affected are manufacturing facility employees. We began realizing some of these savings in the second quarter of 2009.

	Three Months Ended June 30,		Six Months Ended June 30,
Non-operating (Income) Expense	2009	2008	2009	2008
Dollars in millions
Non-operating (Income) Expense	$(16.3)	$3.8	$(25.0)	$202.2

The change in nonoperating (income) expense was primarily due to a gain recorded for the mark-to-market adjustment for a warrant received from a customer (Suntech) of $10.1 million for the three months ended June 30, 2009, compared to a loss of $12.3 million for the Suntech warrant for the same period in 2008. For the six months ended June 30, 2009, the gain on the Suntech warrant was $10.0 million compared to a loss of $221.7 million for the same period in the prior year. Changes in the value of the warrant are mainly a result of changes in the price of Suntech’s ordinary shares underlying the warrant. The price of Suntech’s ordinary shares was $17.86, $11.70, $37.46 and $82.32 at June 30, 2009, December 31, 2008, June 30, 2008 and December 31, 2007, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Income Taxes	2009	2008	2009	2008
Dollars in millions
Income Tax (Benefit) Expense	$(9.7)	$61.2	$(28.6)	$121.9
Income Tax Rate as a % of Income (Loss) before Income Taxes	142.6%	25.6%	116.7%	47.1%

During the three months ended June 30, 2009, we recorded an income tax benefit of $9.7 million and an effective tax rate of 142.6%, compared to income tax expense of $61.2 million and an effective tax rate of 25.6% during the same period in the prior year. The income tax benefit for the 2009 second quarter primarily resulted from tax losses in higher rate jurisdictions offset by taxable income in lower rate jurisdictions and a discrete tax benefit of $3.4 million associated with the newly planned remittance of foreign earnings of one of our foreign wholly owned subsidiaries.

During the six months ended June 30, 2009, we recorded an income tax benefit of $28.6 million compared to an income tax expense of $121.9 million for the six months ended June 30, 2008. The effective tax rate was 116.7% and 47.1% for the six months ended June 30, 2009 and 2008, respectively.

We recorded a tax benefit on all available tax losses that can be carried back under local law because there is sufficient taxable income in the allowable carry back period to absorb those losses. There was no valuation allowance of deferred tax assets attributable to subsidiaries with tax loss carryforwards due to anticipated taxable income within the tax loss carryforward period allowable under the law in the respective countries of five to seven years. We are currently under a tax examination by the Internal Revenue Service for the 2006 and 2007 tax years in which it is reasonably possible that some portions of the examination could be completed within the next twelve months; however, the results of the examination and any potential settlement are not reasonably estimable at this time. There is a risk, however, that the amounts ultimately settled upon resolution of the audit could be materially different from the amounts previously included in our income tax liabilities and, therefore, could have a material impact on our tax provision, net income, tax liabilities and cash flows. During the six months ended June 30, 2009, we recorded additional tax expense of approximately $1.7 million primarily related to interest and penalties assessed by taxing authorities related to exams for the 2006 and 2007 tax years.

	Three Months Ended June 30,		Six Months Ended June 30,
Equity in Earnings of Joint Venture, Net of Tax	2009	2008	2009	2008
Dollars in millions
Equity in earnings of joint venture, net of tax	$(3.3)	$—	$(3.3)	$—

As more fully described in Liquidity and Capital Resources below, in June 2009, we entered into a binding term sheet with a major solar cell producer to form a joint venture for the purpose of constructing and selling solar power plants. We sold solar wafers to the solar cell producer during the second quarter and have eliminated our pro rata share of the profit on these sales, which has been recorded to equity in earnings of joint venture, net of tax in the income statement.

FINANCIAL CONDITION

Cash and cash equivalents decreased $98.4 million from $988.3 million at December 31, 2008 to $889.9 million at June 30, 2009. See additional discussion in Liquidity and Capital Resources below.

Short-term and long-term investments of $367.4 million at June 30, 2009 decreased $65.7 million from $433.1 million at December 31, 2008. This decrease was due to net sales and maturities of investments of $114.3 million during the first half of the year, with the remaining difference due to other than temporary impairments of $2.3 million, offset by unrealized gains on our available for sale investments of $27.0 million and purchases of investments of $10.9 million.

Accounts receivable of $172.5 million at June 30, 2009 decreased $24.8 million from $197.3 million at December 31, 2008. The decrease was primarily attributable to the decrease in sales of $142.8 million, offset by an increase in past due amounts, an increase in the portion of sales occurring later in the period and a decrease of sales with cash in advance terms. Days’ sales outstanding was 56 days at June 30, 2009 compared to 42 days at December 31, 2008 based upon annualized sales. This increase was also due to the increase in past due amounts, timing of sales and change in cash in advance terms discussed above.

Our inventories increased $27.3 million to $108.6 million at June 30, 2009 from $81.3 million at December 31, 2008. Inventories primarily increased due to higher production volumes, more continuous production cycles and our decision to build inventories to enhance product availability for our customers. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, decreased to nine for the three month period ended June 30, 2009 compared to 11 for the three month period ended December 31, 2008. At June 30, 2009, we had approximately $11.8 million of inventory held on consignment, compared to $15.1 million at December 31, 2008.

Prepaid and other current assets increased $58.5 million to $97.4 million over the prior year. The increase was primarily due to net operating losses that can be carried back, resulting in refunds for amounts previously paid.

Our net property, plant and equipment increased $5.1 million to $1,046.3 million over the prior year. The increase was primarily due to capital expenditures of approximately $98.7 million related to expansions at our plants in Hsinchu, Taiwan, Pasadena, Texas and Merano, Italy, offset by decreases due to unfavorable foreign currency exchange rates and depreciation expense.

Accounts payable decreased $21.3 million to $141.1 million at June 30, 2009, compared to $162.4 million at the end of 2008. The decrease was primarily a result of decreased payables related to capital expenditures at June 30, 2009, as well as a decrease in payables related to lower operating costs resulting from decreases in production compared to the year ago period.

Accrued liabilities decreased from $67.5 million at December 31, 2008 to $63.6 million at June 30, 2009. This amount decreased $13.7 million related to a payment for an adverse annual long-term purchase obligation and a $12.8 million payment for accrued withholding taxes, slightly offset by an $8.8 million accrual for a lawsuit.

Short-term customer deposits decreased $81.1 million to $105.9 million at June 30, 2009, primarily due to repayments of refundable customer deposits related to long-term supply agreements of $36.0 million and the application of $44.1 million of deposits against outstanding accounts receivable balances, slightly offset by a reclassification from other long-term liabilities for the current portion of the refundable customer deposits that are scheduled to be repaid in January 2010.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 2009, cash provided by operating activities was $1.8 million compared to $402.2 million in the six months ended June 30, 2008. This decrease was a result of a decrease in operating income and changes in working capital. The change in working capital was primarily attributable to a buildup of inventories and payments for accrued liabilities and accounts payable.

Cash provided by investing activities was $4.8 million in the six months ended June 30, 2009 compared to $96.5 million of cash used in investing activities in the six months ended June 30, 2008, primarily as a result of a decrease in capital expenditures of $70.5 million and redemptions and maturities of investments, net of purchases, of approximately $30.7 million. Capital expenditures in 2009 primarily relate to increasing our polysilicon capacity and expanding capability for our next generation products.

Cash used in financing activities was $98.4 million in the six months ended June 30, 2009 compared to $75.3 million in the six months ended June 30, 2008. The increase in cash used in financing activities was mainly due to approximately $80.1 million of repayments of customer deposits or application against outstanding receivables related to supply agreements in the first half of 2009 compared to $48.5 million of customer deposits received in the first half of 2008. Additionally, $0.5 million was received in connection with stock option exercises, compared to $18.6 million in the six months ended June 30, 2008. Excess tax benefits from share-based payment arrangements during the first six months of 2009 were $0.2 million, compared to $18.6 million for the same period in 2008. The decreases were offset by a reduction in repurchases of our common stock to $15.8 million for the six months ended June 30, 2009 compared to $154.9 million for the same period in 2008.

We have short-term committed loan agreements renewable annually of approximately $17.6 million at June 30, 2009, of which there were no short-term borrowings outstanding. Of the $17.6 million committed short-term loan agreements, $6.9 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings. We have long-term committed loan agreements of approximately $262.8 million at June 30, 2009, of which $27.3 million is outstanding. Of the $262.8 million committed long-term loan agreements, $85.6 million is unavailable because it relates to the issuance of third party letters of credit.

On July 21, 2005, we entered into a Revolving Credit Agreement with National City Bank of the Midwest (now a part of PNC Bank) (“National City Bank”), US Bank National Association, and such other lending institutions as may from time to time become lenders (the “National City Agreement”). The National City Agreement was amended on December 20, 2006 to reduce the commitment fee and the interest spread on loans bearing interest at a rate determined by reference to the applicable LIBOR rate, as set forth in the agreement. Additionally, our obligations and the guaranty obligations of our subsidiaries are no longer secured by a pledge of the capital stock of certain of our domestic and foreign subsidiaries. The National City Agreement provides for a $200.0 million revolving credit facility and has a term of five years. Interest on borrowings under the National City Agreement would be payable based on our election at LIBOR plus an applicable margin (currently 0.34%) or at a defined prime rate plus an applicable margin (currently 0.00%). The National City Agreement also provides for us to pay various fees, including a commitment fee (currently 0.08%) on the lenders’ commitments. The National City Agreement contains covenants typical for credit arrangements of comparable size, such as minimum earnings before interest, taxes, depreciation and amortization and an interest coverage ratio. Our obligations under the National City Agreement are guaranteed by certain of our subsidiaries. At June 30, 2009, there were no borrowings under this credit facility, however, credit available under the facility has been reduced by $84.9 million related to the issuance of third party letters of credit. We are currently in compliance with all debt covenants.

As of June 30, 2009, we held $198.9 million in fixed income funds, net of temporary impairments of $14.1 million, with the intent of holding these funds for a period exceeding 12 months. As of December 31, 2008, these funds had a value of $168.8 million, net of temporary impairments of $33.2 million.

As of June 30, 2009, we held $88.4 million in a portfolio comprised of corporate bonds and asset-backed and mortgage-backed securities, net of temporary impairments of $7.3 million and other than temporary impairments of $16.8 million, of which $0.3 million related to non-credit losses and is recorded in accumulated other comprehensive loss. As of December 31, 2008, we held $159.5 million of these investments, net of temporary impairments of $14.5 million and other than temporary impairments of $14.5 million. A majority of these investments maintain a floating interest rate based on a range of spreads to the one and three month LIBOR rate. While we believe the decline in fair value related to the temporary impairments to be directly attributable to the current global credit conditions, we believe the time to reach the original carrying value for certain of these investments to be greater than 12 months. Accordingly, we have classified $16.0 million of those investments as non-current assets. We do not anticipate having to sell these securities in order to operate our business.

As of June 30, 2009, we held $45.0 million of short-term investments related to auction rate securities (ARS), net of unrealized losses of $2.4 million. As of December 31, 2008, we held $44.1 million of investments related to auction rate securities, net of unrealized losses of $7.3 million. These securities are classified as trading securities and all changes in fair value are recorded to non-operating (income) expense, other. The ARS are comprised of interest bearing state sponsored student loan revenue bonds and municipal bonds with varying maturity periods and typically provide short-term liquidity via an auction process that also resets the applicable interest rate at predetermined calendar intervals (typically every 7, 28 or 35 days). The student loan revenue bonds are collateralized and serviced by underlying student loans and the municipal bonds are serviced through revenue generated by the issuing municipal entity. In the event of an auction failing to settle on its respective settlement date, these funds remain invested at a “failed” interest rate which is typically higher than the previous market rate until the next successful auction. For those auctions that fail to settle, we will not be able to access those funds until the next successful auction, another buyer is found outside of the auction process, the issuer redeems the security or the security matures. We do not anticipate having to sell these securities below our cost in order to operate our business. The ARS are insured through two different monoline insurers that presently maintain a credit rating of AAA or similar designation by S&P, Moody’s and/or Fitch as of June 30, 2009 or by a U.S. government backed student loan program. During November 2008, we accepted an offer by our investment broker to receive an ARS Right that would substantially ensure recovery to par of our ARS between June 2010 and July 2012. As of June 30, 2009, all ARS and the ARS Right were classified as current since we intend to exercise the ARS Right in June 2010.

The credit ratings for our investments in debt securities as of June 30, 2009 are as follows:

		Credit Ratings
Dollars in millions	Fair Value	AAA	AA+ to A-	BBB+ and Below
Corporate debt securities	$38.1	$5.6	$28.9	$3.6
Asset-backed securities	22.0	18.8	2.9	0.3
Mortgage-backed securities	28.3	23.3	2.2	2.8
Auction rate securities	45.0	45.0	—	—

	$133.4	$92.7	$34.0	$6.7

We take into consideration the credit ratings of the individual securities when evaluating the financial condition and near term prospects of the issuer in determining whether the impairment is temporary or other than temporary. See Critical Accounting Policies and Estimates related to our process of evaluating investments for impairment and balance sheet classification below and those included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2008.

On June 26, 2009, we entered into a binding term sheet with Q-Cells SE (“Q-Cells”) reflecting our agreement to form a joint venture for the purpose of building large scale solar power plants. We have agreed to invest up to approximately $100 million in the venture in three separate payments during the third and fourth quarters of 2009 upon formation of the joint venture entity. We are currently negotiating final documents for the joint venture consistent with the terms of the binding term sheet, including making the initial equity contributions.

If we find appropriate opportunities, we may acquire or seek to gain access to businesses, products or technologies that we believe are strategic, through outright acquisitions, joint ventures, equity or debt investments (including minority equity investments) in start-up or existing entities and other means. Pursuing such opportunities, which could occur within the next 12 months, may entail the use of existing cash, cash equivalents and investments, raising additional capital through equity or debt offerings, issuing shares in exchange or some combination thereof.

We believe that, based on our current cash, cash equivalents and investment balances of approximately $1.3 billion at June 30, 2009 and expected operating cash flows, the current liquidity concerns in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations. We believe that we have the financial resources needed to meet business requirements for at least the next 12 months, including capital expenditures and working capital requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2008. There have been no significant changes to our critical accounting policies and estimates since December 31, 2008 except those related to the adoption of FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” during the quarter ended June 30, 2009 and the equity method of accounting for certain investments in stock.

Our investments include asset-backed securities, mortgage-backed securities and corporate debt securities that have a market value below amortized cost and are not included in other than temporary impairments. The unrealized loss on these investments are considered temporary based on an evaluation of factors including the current credit rating and any changes in the rating since issuance, the current repayment schedule rate as compared to the expected amortization schedule, the fair value of the investment as compared to the amortized cost basis, the subordination level of the security, and any collateral associated with the security. Based on an evaluation of these qualitative factors and the intent to hold these investments for a period of time sufficient to recover all principal associated with the investments, MEMC does not consider the impairments to be other-than-temporary at June 30, 2009.

When the fair value of an investment is less than our cost basis, we evaluate the nature of the investment based on current and expected future market conditions, the duration of impairments, the extent to which fair value is less than cost, the financial condition and near term prospects of the issuer, and our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of June 30, 2009, we have recorded other-than temporary impairments for asset-backed securities, mortgage-backed securities and corporate debt securities. A discounted cash flow analysis was used to calculate the credit loss associated with the impairment considering current repayment of principal and interest as compared to the stated amortization schedule, default rates (if any), subordination level of the security within the structure (e.g. A notes as compared to B notes) and collateral ratios. For floating rate securities, the current coupon rate is used as the discount rate and for fixed rate securities, the original coupon rate is used as the discount rate.

The joint venture with Q-Cells will be accounted for under the equity method of accounting. As MEMC sells wafers to Q-Cells, the revenue from those sales will be recognized consistent with MEMC’s revenue recognition policy, and the costs associated with those wafers will be included in cost of goods sold. MEMC will defer its pro rata share (50%) of the net profit associated with the sale of the wafers, consistent with its ownership in the joint venture, until the project is sold to a third party, at which point all previously deferred amounts will be recognized as income, as well as any gain or loss on the sale of the project. The joint venture income elimination is recorded in the income statement as equity in earnings of joint venture, net of tax.

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

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166). SFAS 166 removes the concept of a qualifying special-purpose entity from SFAS No. 140, “ Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”. This statement also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. This statement is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adopting this standard on our consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS 167). SFAS 167 amends FIN 46R to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. This statement requires an ongoing reassessment of financial responsibility, including interests in entities formed prior to the effective date of SFAS 167, and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. This statement is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adopting this standard on our consolidated results of operations and financial condition.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our belief that the increase in semiconductor demand is expected to continue into the third quarter; our belief that continued downward pricing pressure for solar applications will continue into the third quarter; our belief that short-term pricing for solar applications will decline sequentially in the 2009 third quarter; our belief that the decline in fair value related to the temporary impairments of our investments is directly attributable to the current global credit conditions, and that the time to reach the original carrying value for certain of our investments is greater than twelve months; our belief that we do not anticipate having to sell our securities below cost in order to operate our business; our belief that the reductions in force will result in annualized cost savings of approximately $30 million; our belief that the ultimate outcome of legal proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations; our belief that the adoption of FSP FAS 132(R)-1 will not have an impact on our consolidated results of operations and financial condition; our belief that based on our current cash, cash equivalents and investment balances of approximately $1.3 billion at June 30, 2009 and expected operating cash flows, the current liquidity concerns in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations; and our belief that we have the financial resources needed to meet business requirements for at least the next twelve months, including capital expenditures and working capital requirements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include market demand for semiconductors and silicon wafers, as well as polysilicon; changes in the pricing environment for both silicon wafers and polysilicon; the terms of any potential future amendments to our long-term agreements with our solar wafer customers; completion and funding of our new solar joint venture; our joint venture’s ability to sell the solar project; utilization of our manufacturing capacity and any charges we might incur to reduce manufacturing capacity or headcount; general economic conditions, including the ability of our customers to pay their debts as they become due; inventory levels of our customers; supply chain difficulties or problems; interruption of production; outcome of pending and future litigation matters or pending or future tax examinations or audits; good working order of our manufacturing facilities; our ability to reduce manufacturing and operating costs; assumptions underlying management’s financial estimates; delays in capacity expansion; customer acceptance of our new products; actions by competitors, customers and suppliers; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in the composition of worldwide taxable income; the impact of competitive products and technologies; changes in interest and currency exchange rates and other risks described in MEMC’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2008.

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

To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to MEMC. A substantial portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into transactions in other currencies, primarily, the Euro, the Japanese Yen, and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. In addition to the direct effects of changes in exchange rates, such changes typically affect the volume of sales or the foreign currency sales price as competitors’ products become more or less attractive.

We are subject to interest rate risk related to our cash equivalents, investments and pension plan assets. To mitigate substantial risk associated with changes in interest rates, we seek to obtain fixed rate securities, actively manage our portfolio duration and diversify across different currencies. Our long-term debt is also at a fixed rate. In addition to interest rate risk on our cash equivalents, investments and pension plan assets, we are subject to issuer credit risk because the value of our investments may change based on liquidity issues or adverse economic conditions affecting the creditworthiness of the issuers or group of issuers of the securities we may own. As of June 30, 2009, our investments were in fixed income funds, individual corporate bonds, asset-backed securities, mortgage-backed securities and auction rate securities, comprised of tax exempt municipal bonds and state sponsored student loan revenue bonds. Our pension plan assets are invested primarily in marketable securities including common stocks, bonds and interest bearing deposits. See additional discussion in “Liquidity and Capital Resources.”

With the receipt of the Suntech warrant and our investment in a customer’s stock, we are exposed to equity price risk.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in MEMC’s internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, MEMC’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 14 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our other legal proceedings, which disclosures are incorporated herein by reference.

BP Solar International v. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

In April 2007, BP Solar International, Inc. filed suit against MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc. in the Circuit Court for Frederick County, Maryland (Civil Number 10-C-07-001240) alleging non-delivery of polysilicon powder for 2006. Plaintiff BP Solar subsequently amended the complaint on four separate occasions, most recently on May 21, 2009. The final complaint filed by Plaintiff alleged that MEMC Pasadena failed to supply polysilicon powder to the Plaintiff in 2006 and 2007 under an alleged three year supply agreement. MEMC has always maintained that no such long term supply agreement ever existed. The trial in this matter was held the last two weeks of July 2009.

The case was tried before a jury and on July 31, 2009, the jury returned a verdict in favor of BP Solar, awarding damages of $8.8 million. MEMC intends to appeal the decision, which it must do within 30 days.

MEMC and MEMC Pasadena continue to believe that the lawsuit is without merit and the Company remains committed to a vigorous defense of the case at the appellate level. Due to the inherent uncertainties of litigation, MEMC cannot predict the outcome of this appeal. An unfavorable outcome on appeal would result in MEMC having to pay BP Solar the damages originally found by the jury.

Item 1A.	Risk Factors

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors discussed under “Cautionary Statements Regarding Forward Looking Statements” above and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 and those risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

We may acquire other businesses, products or technologies; if we do, we may be unable to integrate them with our business effectively or at all, which may impair our financial performance.

If we find appropriate opportunities, we may acquire or seek to gain access to businesses, products or technologies that we believe are strategic, through outright acquisitions, joint ventures, equity or debt investments (including minority equity investments) in start-up or existing entities and other means. If we decide to pursue an investment, we may fail to complete it due to an inability to invest on acceptable terms, the failure to obtain regulatory or other third-party approvals, or for other reasons. As a result of existing or potential problems which we do not identify prior to completing an investment or an acquisition, we may assume unanticipated liabilities or adverse operating conditions, or such investment or acquisition may not perform as well as expected. Additionally, we could lose some or all of our investment if we invest in an entity or joint venture which is unable to secure adequate funding. If we acquire a business, product or technology, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business. We may subsequently seek to dispose of any of these investments, and may only be able to do so on unfavorable terms, or not at all. Any of these consequences could result in write-downs of these investments as well as restructuring and other charges, which could impact our business and financial position.

In addition, at any time, the process of evaluating a potential investment or acquisition opportunity or addressing an unforeseen development in a potential or existing investment may require substantial management attention, which could divert management attention from our existing business. If we make future investments or acquisitions, we may issue shares of stock that dilute other stockholders, expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing other intangible assets with estimated useful lives, any of which might harm our business, financial condition or results of operations.

From time to time, we may become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management.

In addition to litigation related to our intellectual property rights, we are a defendant from time to time in other lawsuits and regulatory actions relating to our business, some of which may claim significant damages. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations or cash flows or limit our ability to engage in certain of our business activities. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are often expensive, lengthy, disruptive to normal business operations and require significant attention from our management. For example, we are currently and may be subject in the future to claims in tort or under contracts, lawsuits relating to employment matters, antitrust allegations, securities class action lawsuits, IRS examinations or other lawsuits, regulatory actions or government inquiries and investigations. Any such claims or inquiries could harm our business and financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Since 2007, our Board of Directors had in place a share repurchase program. There were no repurchases during the second quarter of 2009 and because of the current market conditions, the Board suspended the program in April 2009.

Item 4.	Submission of Matters to a Vote of Security Holders.

The following matters were voted upon at the Annual Meeting of Stockholders held on April 21, 2009 and received the votes set forth below:

1.	The following individuals were elected to serve as Class II directors for a term expiring in 2012, receiving the number of votes set forth below:

	Votes For	Votes Withheld
Robert J. Boehlke	180,844,365	5,849,272
C. Douglas Marsh	180,960,859	5,732,778
Michael McNamara	180,970,921	5,722,716

2.	A proposal to ratify the selection of KPMG LLP as the Company’s independent registered public accounting firm was approved, receiving 183,962,620 votes for, and 2,373,634 votes against, with 357,382 abstentions and 0 broker non-votes.

Item 6.	Exhibits.

Exhibit Number	Description

3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995).

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000).

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002).

3-(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, dated January 20, 2009.

†10.55	Separation Agreement and General Release, dated May 29, 2009, between the Company and Mignon Cabrera.

*10.56	Binding Term Sheet, Solar Plant Company between MEMC Electronic Materials, Inc. and Q-Cells SE, dated as of June 26, 2009.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment of certain portions of this document has been requested.

†	This exhibit constitutes a management contract, compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

August 5, 2009	/s/ KENNETH H. HANNAH
	Name:	Kenneth H. Hannah
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Exhibit Number	Description

†10.55	Separation Agreement and General Release, dated May 29, 2009, between the Company and Mignon Cabrera.

*10.56	Binding Term Sheet, Solar Plant Company between MEMC Electronic Materials, Inc. and Q-Cells SE, dated as of June 26, 2009.

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment of certain portions of this document has been requested.

†	This exhibit constitutes a management contract, compensatory plan or arrangement.