Form 10-Q
period 2009-09-30
MEMC ELECTRONIC MATERIALS INC
filed 2009-11-05
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at October 30, 2009 was 223,561,522.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$310.0	$546.0	$806.9	$1,578.8
Cost of goods sold	289.5	276.3	731.8	767.0

Gross profit	20.5	269.7	75.1	811.8
Operating expenses:
Marketing and administration	37.2	31.5	109.5	89.2
Research and development	10.3	10.3	29.8	30.6
Restructuring and impairment costs	39.7	0.4	52.0	3.6

Operating (loss) income	(66.7)	227.5	(116.2)	688.4

Non-operating (income) expense:
Interest expense	0.4	0.8	0.9	1.4
Interest income	(4.9)	(11.2)	(22.4)	(35.3)
Decrease (increase) in fair value of warrant	6.3	9.6	(3.7)	231.3
Other, net	0.2	6.6	2.2	10.6

Total non-operating (income) expense	2.0	5.8	(23.0)	208.0

(Loss) income before income tax (benefit) expense and equity in earnings of joint venture	(68.7)	221.7	(93.2)	480.4
Income tax (benefit) expense	(6.3)	38.1	(34.9)	160.0

(Loss) income before equity in earnings of joint venture	(62.4)	183.6	(58.3)	320.4
Equity in earnings of joint venture, net of tax	(2.5)	—	(5.8)	—

Net (loss) income	(64.9)	183.6	(64.1)	320.4
Net loss (income) attributable to noncontrolling interests	0.3	(0.8)	2.9	(3.3)

Net (loss) income attributable to MEMC stockholders	$(64.6)	$182.8	$(61.2)	$317.1

Basic (loss) income per share	$(0.29)	$0.81	$(0.27)	$1.39
Diluted (loss) income per share	$(0.29)	$0.80	$(0.27)	$1.38
Weighted-average shares used in computing basic (loss) income per share	223.6	226.3	223.6	227.7
Weighted-average shares used in computing diluted (loss) income per share	223.6	227.6	223.6	230.0

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$792.2	$988.3
Short-term investments	114.3	148.4
Accounts receivable, less allowance for doubtful accounts of $9.7 and $5.9 in 2009 and 2008, respectively	188.3	197.3
Inventories	110.0	81.3
Prepaid and other current assets	99.1	38.9

Total current assets	1,303.9	1,454.2
Investments	329.5	284.7
Property, plant and equipment, net of accumulated depreciation of $547.7 and $478.4 in 2009 and 2008, respectively	1,065.4	1,041.2
Deferred tax assets, net	82.4	69.7
Customer warrant	17.5	13.8
Other assets	81.1	73.1

Total assets	$2,879.8	$2,936.7

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current portion of long-term debt	$5.5	$6.1
Accounts payable	151.2	162.4
Accrued liabilities	87.6	67.5
Accrued wages and salaries	33.9	31.7
Customer deposits	83.6	187.0
Income taxes payable	6.3	17.9

Total current liabilities	368.1	472.6
Long-term debt, less current portion	23.4	26.1
Pension and post-employment liabilities	44.8	46.3
Deferred revenue	101.7	88.8
Other liabilities	217.9	186.1

Total liabilities	755.9	819.9

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.1 par value, 50.0 shares authorized, none issued and outstanding at 2009 and 2008	—	—
Common stock, $0.1 par value, 300.0 shares authorized, 223.4 and 233.3 issued at 2009 and 2008, respectively	2.3	2.3
Additional paid-in capital	451.5	425.6
Retained earnings	2,086.2	2,147.1
Accumulated other comprehensive income (loss)	7.2	(55.6)
Treasury stock, 9.8 and 8.8 shares in 2009 and 2008, respectively	(453.3)	(437.4)

Total MEMC stockholders’ equity	2,093.9	2,082.0
Noncontrolling interests	30.0	34.8

Total stockholders’ equity	2,123.9	2,116.8

Total liabilities and stockholders’ equity	$2,879.8	$2,936.7

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(64.1)	$320.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89.6	75.6
Stock-based compensation	26.6	34.1
Impairment charges	24.6	0.4
(Increase) decrease in fair value of warrant	(3.7)	231.3
Working capital and other	(59.4)	(144.3)

Net cash provided by operating activities	13.6	517.5

Cash flows from investing activities:
Proceeds from sale and maturities of available for sale investments	131.8	377.6
Purchases of available for sale investments	(10.9)	(448.9)
Purchases of cost and equity method investments	(71.0)	—
Capital expenditures	(151.8)	(242.3)
Other	0.1	—

Net cash used in investing activities	(101.8)	(313.6)

Cash flows from financing activities:
Net (repayments of) proceeds from customer deposits related to long-term supply agreements	(90.2)	138.0
Principal payments on long-term debt	(3.2)	(2.9)
Excess tax benefits from stock-based compensation arrangements	0.3	19.0
Dividend to noncontrolling interest	—	(3.2)
Common stock repurchased	(15.8)	(285.5)
Proceeds from issuance of common stock	0.6	19.8

Net cash used in financing activities	(108.3)	(114.8)

Effect of exchange rate changes on cash and cash equivalents	0.4	(16.1)

Net (decrease) increase in cash and cash equivalents	(196.1)	73.0
Cash and cash equivalents at beginning of period	988.3	859.3

Cash and cash equivalents at end of period	$792.2	$932.3

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (“MEMC”), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. MEMC has presented the condensed consolidated financial statements in accordance with the Securities and Exchange Commission’s (“SEC’s”) requirements of Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“US GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2008, which contains MEMC’s audited financial statements for such year. Operating results for the three and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

In preparing our financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for investments, depreciation, amortization, accrued liabilities, employee benefits, derivatives, stock based compensation, income taxes, restructuring and impairment costs, inventory valuation and asset valuation allowances, among others. To the extent there are material differences between the estimates and actual results, our future results of operations would be affected.

Certain prior year amounts relating to noncontrolling interests have been reclassified to conform to the current year presentation (see Note 2).

(2) Adoption of New Accounting Standards

On July 1, 2009, MEMC adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10 (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with US GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants under the Codification. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The adoption of this accounting standard did not have a material impact on our financial statements.

Noncontrolling Interests

Effective January 1, 2009, MEMC adopted additional guidance included in ASC 810, “Consolidation”, which amends prior guidance to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as minority interest, is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Among other requirements, this guidance requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated income statement, of the amounts of consolidated net income attributable to the parent and to the noncontrolling interest.

MEMC now includes noncontrolling interests in consolidated net income for current and prior periods. Earnings per share, however, continue to be based on the net income attributable to MEMC stockholders. Additionally, comprehensive income attributable to the noncontrolling interests is deducted from consolidated comprehensive income to arrive at the comprehensive income attributable to MEMC stockholders. Noncontrolling interests have also been reclassified to equity for current and prior periods on the condensed consolidated balance sheet and stockholders’ equity (see Note 10). The adoption of this guidance did not have a material impact on our financial statements.

Fair Value Measurements and Investments

Effective April 1, 2009, MEMC adopted additional guidance included in ASC 825, “Financial Instruments”, which amends prior guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This guidance also requires those disclosures in summarized financial information at interim reporting periods.

Effective April 1, 2009, MEMC adopted additional guidance included in ASC 320, “Investments—Debt and Equity Securities”, which amends the previous other-than-temporary impairment guidance in US GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. MEMC applied this guidance to our valuations for our asset-backed securities, mortgage-backed securities and corporate debt securities beginning in the second quarter of 2009. As a result of the adoption, we recorded an adjustment of $0.3 million to increase our beginning retained earnings at that date with the offset to accumulated other comprehensive loss.

Effective April 1, 2009, MEMC adopted additional guidance included in ASC 820, “Fair Value Measurements and Disclosures”, which provides further guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. MEMC applied this guidance in our evaluation of our asset-backed securities, mortgage-backed securities and corporate debt securities beginning in the second quarter of 2009 and it did not impact our financial position or results of operations.

Derivative Instruments

Effective January 1, 2009, MEMC adopted additional guidance included in ASC 815, “Derivatives and Hedging”, which is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance and cash flows. As of September 30, 2009, MEMC did not apply hedge accounting for any of its outstanding hedges.

MEMC’s hedging activities consist of:

		Fair Value (in millions)
Derivatives not designated for hedge accounting under ASC 815	Balance Sheet Location	As of September 30, 2009
Suntech warrant	Customer warrant	$17.5
Currency forward contracts - gains	Prepaid and other current assets	$0.7
Currency forward contracts - losses	Accrued liabilities	$(3.2)

		(Gains) Losses (in millions)
Derivatives not designated for hedge accounting under ASC 815	Statement of Income (Loss) Location	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Suntech warrant	Decrease (increase) in fair value of warrant	$6.3	$(3.7)
Currency forward contracts	Other, net	$4.6	$6.9

Suntech warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of Suntech, a customer, which was received at the time that MEMC signed a long-term supply agreement with Suntech. The Suntech warrant exposes MEMC to equity price risk.

To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. As of September 30, 2009, the notional amount of our currency forward contracts was $107.5 million. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to MEMC. A substantial portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen, and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts.

Other

Effective January 1, 2009, MEMC adopted additional guidance included in ASC 805, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. This guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. The adoption of this guidance did not impact our financial position or results of operations.

Effective April 1, 2009, MEMC adopted additional guidance included in ASC 855, “Subsequent Events”. This guidance is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for selecting that date; that is, whether that date represents the date the financial statements were issued or were available to be issued. We have evaluated subsequent events or transactions that occurred after the balance sheet date of September 30, 2009 up through November 5, 2009, which is the date the accompanying unaudited condensed consolidated financial statements were issued. MEMC had a nonrecognizable event on October 22, 2009, as discussed more fully in Note 16, when it entered into a definitive merger agreement to acquire Sun Edison LLC.

(3) Restructuring and Impairment Costs

In order to better align manufacturing capabilities to projected demand, MEMC committed to workforce reductions during the second quarter of 2008 (the “2008 Plan”) and again in the first and second quarters of 2009 (the “2009 Global Plan”). In September 2009, MEMC committed to actions to reduce manufacturing costs by shifting manufacturing from our St. Peters, Missouri and Sherman, Texas facilities to other locations which are closer to a number of MEMC’s customers (the “2009 US Plan”). MEMC has provided and paid severance benefits to those terminated under the 2008 Plan and the 2009 Global Plan and will provide severance benefits to those employees who will be terminated under the 2009 US Plan. The 2008 Plan and the 2009 Global Plan were completed by September 30, 2008 and June 30, 2009, respectively.

During the nine months ended September 30, 2008, we recorded and paid severance and other employee benefits totaling $3.2 million under the 2008 Plan.

2009 Restructuring Plans

						As of September 30, 2009
In millions	Accrued, January 1, 2009	Year-to-Date Restructuring Charges	Cash Payments	Adjustments (1)	Accrued, September 30, 2009	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2009 Global Plan
Restructuring and impairment costs:
Severance and other employee benefits	$—	$12.1	$(11.9)	$(0.2)	$—	$11.6	$11.6
Outplacement costs	—	0.4	(0.4)	—	—	0.4	0.4
Settlement and curtailment loss, net (Note 12)	—	0.3	(0.3)	—	—	0.3	0.3

2009 US Plan
Restructuring and impairment costs:
Severance and other employee benefits	—	15.1	—	—	15.1	15.1	18.0
Asset move costs	—	—	—	—	—	—	31.9
Contract termination	—	—	—	—	—	—	5.8
Infrastructure costs	—	—	—	—	—	—	3.7
Outplacement costs	—	—	—	—	—	—	1.0

Total	$—	$27.9	$(12.6)	$(0.2)	$15.1	$27.4	$72.7

(1)	Includes foreign currency related adjustments.

Long-lived Asset Impairment

Due to the significance of the actions announced as part of the 2009 US Plan discussed above, we performed an asset impairment analysis of our St. Peters, Missouri and Sherman, Texas long-lived manufacturing asset groups during the third quarter of 2009. In order to determine the amount of impairment, we estimated the fair value of our asset groups using discounted expected cash flows. Accordingly, we recorded asset impairment charges of $24.6 million in the third quarter of 2009 related to these asset groups. These charges were recorded in restructuring and impairment costs in our condensed consolidated statements of income (loss).

(4) Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

	As of September 30, 2009
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total
Available for sale investments	$220.2	$79.7	$12.0	$311.9
Trading investments	—	—	41.7	41.7
Auction rate securities right	—	—	2.1	2.1
Suntech warrant	—	—	17.5	17.5
Currency forward contracts - gains	0.7	—	—	0.7
Currency forward contracts - losses	(3.2)	—	—	(3.2)

	$217.7	$79.7	$73.3	$370.7

During November 2008, we accepted an offer from our investment broker to receive an auction rate securities right (“ARS Right”) that would substantially ensure recovery to par of our auction rate securities (“ARS”) between June 2010 and July 2012. We have elected the fair value option for the ARS Right because its value is highly correlated to the value of the ARS, which are also marked to market. We have recorded the ARS Right to prepaid and other current assets and non-operating (income) expense, other. During the nine months ended September 30, 2009 we incurred a loss of $4.1 million related to the ARS Right and there was no gain or loss recorded during the three months ended September 30, 2009. The ARS Right is the only item eligible for the fair value option treatment in prepaid and other current assets.

We used a lattice model to estimate the fair value of the Suntech warrant. Determining the appropriate fair value model and calculating the fair value of the warrant requires making estimates and assumptions relating to Suntech’s stock price volatility, interest rate, dividends, marketability and expected return requirements.

The carrying amount of our outstanding long-term debt at September 30, 2009 and December 31, 2008 was $28.9 million and $32.2 million, respectively. The estimated fair value of that debt was $27.8 million and $31.2 million, respectively, at September 30, 2009 and December 31, 2008.

The fair value of our currency forward contracts is measured by the amount that would have been paid to liquidate and repurchase all open contracts and was a net loss of $2.5 million at September 30, 2009 and a gain of $1.6 million at December 31, 2008. The notional amount of our currency forward contracts was $107.5 million and $60.9 million as of September 30, 2009 and December 31, 2008, respectively.

The following table summarizes changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Available for Sale Investments	Trading Investments	Auction Rate Securities Right	Suntech Warrant	Total
Balance at December 31, 2008	$22.8	$44.1	$6.2	$13.8	$86.9
Total unrealized gains (losses):
Included in earnings(1)	(2.3)	5.0	(4.1)	3.7	2.3
Included in other comprehensive income, net	(7.9)	—	—	—	(7.9)
Sales, redemptions and maturities	(9.6)	(7.4)	—	—	(17.0)
Transfers in to Level 3, net	9.0	—	—	—	9.0

Balance at September 30, 2009	$12.0	$41.7	$2.1	$17.5	$73.3

The amount of total gains (losses) for the period included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$(2.3)	$5.0	$(4.1)	$3.7	$2.3

(1)	Amounts included in earnings are recorded to non-operating (income) expense in the condensed consolidated statements of income (loss).

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

(5) Comprehensive Income

Comprehensive income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2009	2008	2009	2008
Net (loss) income	$(64.9)	$183.6	$(64.1)	$320.4
Other comprehensive income (loss), net of tax:
Net translation adjustment	25.2	(52.0)	10.8	(32.9)
Net unrealized gain (loss) on available-for-sale securities	23.4	(16.0)	50.4	(19.0)
Net unrealized actuarial loss and prior service credit	—	(8.1)	—	(8.1)

Other comprehensive income (loss), net of tax	48.6	(76.1)	61.2	(60.0)

Total comprehensive (loss) income	(16.3)	107.5	(2.9)	260.4
Net loss (income) attributable to noncontrolling interests	0.3	(0.8)	2.9	(3.3)
Net translation adjustment attributable to noncontrolling interests	(1.5)	—	1.9	—

Comprehensive (loss) income attributable to MEMC stockholders	$(17.5)	$106.7	$1.9	$257.1

(6) Earnings (Loss) Per Share

For the three month periods ended September 30, 2009 and 2008, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net (loss) income attributable to MEMC stockholders	$(64.6)	$(64.6)	$182.8	$182.8

EPS denominator:
Weighted average shares outstanding	223.6	223.6	226.3	226.3
Stock options and restricted stock units	—	—	—	1.3

Total shares	223.6	223.6	226.3	227.6

(Loss) income per share	$(0.29)	$(0.29)	$0.81	$0.80

For the nine month periods ended September 30, 2009 and 2008, basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net (loss) income attributable to MEMC stockholders	$(61.2)	$(61.2)	$317.1	$317.1

EPS denominator:
Weighted average shares outstanding	223.6	223.6	227.7	227.7
Stock options and restricted stock units	—	—	—	2.3

Total shares	223.6	223.6	227.7	230.0

(Loss) income per share	$(0.27)	$(0.27)	$1.39	$1.38

For the three and nine months ended September 30, 2009, all options to purchase MEMC stock and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the periods. For the three and nine months ended September 30, 2008, 3.9 million and 1.8 million shares, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because their effect was antidilutive.

(7) Inventories

Inventories consist of the following:

In millions	As of September 30, 2009	As of December 31, 2008
Raw materials and supplies	$24.3	$18.8
Goods in process	32.8	6.4
Finished goods	52.9	56.1

	$110.0	$81.3

The above inventory balances include reserves of $8.4 million and $0.7 million as of September 30, 2009 and December 31, 2008, respectively related to adjustments for lower of cost or market or obsolescence. We also recorded $7.6 million and $16.0 million related to the estimated shortfall to an annual purchase obligation associated with a take or pay agreement to cost of goods sold for the three and nine months ended September 30, 2009, respectively. We recorded period expenses to cost of goods sold for unallocated fixed overhead costs of $36.2 million for the three months ended March 31, 2009. There were no unallocated fixed overhead costs recorded as period expenses for the three months ended June 30 and September 30, 2009. We recorded take or pay agreement shortfall charges of $9.0 million and $10.0 million for the three and nine months ended September 30, 2008, but had no similar material lower of cost or market adjustments or unallocated fixed overhead costs recorded as period expenses during those periods.

(8) Investments

Equity Method Investments

On June 26, 2009, we entered into a binding term sheet, which was finalized into a formal joint venture agreement on August 26, 2009, with Q-Cells SE (“Q-Cells”) for the purpose of building large scale solar power plants. Both MEMC and Q-Cells have agreed to invest up to approximately $100 million each in the venture in 2009. The joint venture company contracted with Q-Cells International during the third quarter of 2009 to develop, acquire and build the plants. Once the first solar project is fully constructed, the parties intend to sell it to a third party. The parties can then return the proceeds of that sale to the joint venture partners or leave the investment in the entity for one or more future solar power plant projects. During the third quarter, we made the first two required funding payments totaling $69.0 million and expect to make the final payment in the fourth quarter of 2009.

The joint venture is accounted for under the equity method of accounting. As MEMC sells wafers to Q-Cells, the revenue from those sales is recognized consistent with MEMC’s revenue recognition policy, and the costs associated with those wafers is included in cost of goods sold. MEMC defers its pro rata share (50%) of the net profit associated with the sale of the wafers, consistent with its ownership in the joint venture, until the project is sold to a third party, at which point all previously deferred amounts will be recognized as income, as well as any gain or loss on the sale of the project. The joint venture income elimination is recorded in the statement of income (loss) as equity in earnings of joint venture, net of tax.

Investments Recorded at FairValue

Short- and long-term investments measured and recorded at fair value consist of the following:

	As of September 30, 2009
	Cost	Unrealized Gains/(Losses) and Other- than- temporary Impairments Recorded in Earnings(1)	Other-than- temporary Impairments in Accumulated Other Comprehensive Loss	Unrealized Gains/(Losses) in Other Comprehensive Income	Fair Value	Fair Value of Investments in Unrealized Loss Positions with no Recognized Losses	Unrealized Losses on Investments in Unrealized Loss Positions with no Recognized Losses
							Greater than twelve months	Less than twelve months
In millions
Items measured at fair value on a recurring basis:
Trading securities:
Auction rate securities	$43.9	$(2.2)	$—	$—	$41.7	$—	$—	$—
Available for sale securities:
Fixed income funds	200.0	16.5	—	3.7	220.2	—	—	—
Corporate debt securities	37.6	(9.7)	1.2	(1.4)	27.7	11.5	(1.4)	—
Asset-backed securities	19.7	(2.2)	0.1	(0.2)	17.4	17.1	(0.2)	—
Mortgage-backed securities	35.3	(4.6)	(1.6)	(2.7)	26.4	22.8	(2.7)	—
Equity investment	12.4	—	—	7.8	20.2	—	—	—

	305.0	—	(0.3)	7.2	311.9	51.4	(4.3)	—

Total	$348.9	$(2.2)	$(0.3)	$7.2	$353.6	$51.4	$(4.3)	$—

	As of December 31, 2008
	Cost	Unrealized Gain/(Loss) Recorded in Earnings(1)	Unrealized Gain/(Loss) in Other Comprehensive Income	Fair Value
In millions
Items measured at fair value on a recurring basis:
Trading securities:
Auction rate securities	$51.4	$(7.3)	$—	$44.1
Available for sale securities:
Fixed Income Funds	200.0	2.0	(33.2)	168.8
Corporate debt securities	94.6	(8.3)	(2.3)	84.0
Asset-backed securities	46.4	(1.2)	(4.6)	40.6
Mortgage-backed securities	47.5	(5.0)	(7.6)	34.9
Beneficiary certificates bond fund	7.1	—	0.3	7.4
Equity investment	12.4	—	4.2	16.6

	408.0	(12.5)	(43.2)	352.3

Total	$459.4	$(19.8)	$(43.2)	$396.4

(1)	Unrealized gains/(losses) were recorded to non-operating (income) expense in the condensed consolidated statements of income (loss).

The carrying value of short- and long-term investments consists of the following:

In millions	As of September 30, 2009	As of December 31, 2008
Items measured at fair value on a recurring basis	$353.6	$396.4
Equity method investments	69.0	—
Time deposits	18.9	36.4
Equity investments at cost	2.3	0.3

Total investments	443.8	433.1
Less: short-term investments	114.3	148.4

Non-current investments	$329.5	$284.7

As of September 30, 2009, we held $220.2 million in fixed income funds, net of unrealized gains of $3.7 million, with the intent of holding these funds for a period exceeding 12 months. As of December 31, 2008, these funds had a value of $168.8 million, net of temporary impairments of $33.2 million.

As of September 30, 2009, we held $71.5 million in a portfolio comprised of corporate bonds and asset-backed and mortgage-backed securities, net of temporary impairments of $4.3 million and other than temporary impairments of $16.8 million, of which $0.3 million related to non-credit losses and is recorded in accumulated other comprehensive loss. As of December 31, 2008, we held $159.5 million of these investments, net of temporary impairments of $14.5 million and other than temporary impairments of $14.5 million. A majority of these investments maintain a floating interest rate based on a range of spreads to the one and three month LIBOR rate. While we believe the decline in fair value related to the temporary impairments to be directly attributable to the current global credit conditions, we believe the time to reach the original carrying value for certain of these investments to be greater than 12 months. Accordingly, we have classified $17.8 million of those investments as non-current assets.

As of September 30, 2009, we held $41.7 million of short-term investments related to auction rate securities, net of unrealized losses of $2.2 million. We recorded gains due to changes in the fair value of our ARS of $0.1 million and $5.0 million for the three and nine months ended September 30, 2009, respectively, for securities still held at September 30, 2009. As of December 31, 2008, we held $44.1 million of investments related to ARS, net of unrealized losses of $7.3 million. These securities are classified as trading securities and all changes in fair value are recorded to non-operating (income) expense, other. The ARS are comprised of interest bearing state sponsored student loan revenue bonds and municipal bonds with varying maturity periods and typically provide short-term liquidity via an auction process that also resets the applicable interest rate at predetermined calendar intervals (typically every 7, 28 or 35 days). The student loan revenue bonds are collateralized and serviced by underlying student loans and the municipal bonds are serviced through revenue generated by the issuing municipal entity. In the event of an auction failing to settle on its respective settlement date, these funds remain invested at a “failed” interest rate which is typically higher than the previous market rate until the next successful auction. For those auctions that fail to settle, we will not be able to access those funds until the next successful auction, another buyer is found outside of the auction process, the issuer redeems the security or the security matures. Due to the aggregate amount of cash, cash equivalents and investments at September 30, 2009, we do not anticipate having to sell these securities below our cost in order to operate our business. The ARS are insured through two different monoline insurers that presently maintain a credit rating of AAA or similar designation by S&P, Moody’s and/or Fitch as of September 30, 2009 or by a U.S. government backed student loan program. During November 2008, we accepted an offer from our investment broker to receive an ARS Right that would substantially ensure recovery to par of our ARS between June 2010 and July 2012. As of September 30, 2009, all ARS and the ARS Right were classified as current since we intend to exercise the ARS Right in June 2010.

Our investments include asset-backed securities, mortgage-backed securities and corporate debt securities that have a market value below amortized cost and are not included in other than temporary impairments. The unrealized loss on these investments are considered temporary based on an evaluation of factors including the current credit rating and any changes in the rating since issuance, the current repayment schedule rate as compared to the expected amortization schedule, the fair value of the investment as compared to the amortized cost basis, the subordination level of the security, and any collateral associated with the security. Based on an evaluation of these qualitative factors and the intent to hold these investments for a period of time sufficient to recover all principal associated with the investments, MEMC does not consider the impairments to be other-than-temporary at September 30, 2009.

When the fair value of an investment is less than our cost basis, we evaluate the nature of the investment based on current and expected future market conditions, the duration of impairments, the extent to which fair value is less than cost, the financial condition and near term prospects of the issuer, and our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2009, we have recorded other-than-temporary impairments for asset-backed securities, mortgage-backed securities and corporate debt securities. A discounted cash flow analysis was used to calculate the credit loss associated with the impairment considering current repayment of principal and interest as compared to the stated amortization schedule, default rates (if any), subordination level of the security within the structure (e.g. A notes as compared to B notes) and collateral ratios. For floating rate securities, the current coupon rate is used as the discount rate and for fixed rate securities, the original coupon rate is used as the discount rate.

During the three months ended March 31, 2009, we recorded other than temporary impairments of $2.3 million on our available for sale investments. There were no such impairments recorded during the three months ended June 30 or September 30, 2009. During the three and the nine months ended September 30, 2008, we recorded other than temporary impairments of $5.8 million on our available for sale investments. The following table presents the changes in other-than-temporary impairments recognized in earnings during the nine months ended September 30, 2009:

In millions	Total
Amount of other-than-temporary impairments on debt securities held at December 31, 2008	$14.5

Other-than-temporary impairment recognized during the three months ended March 31, 2009	2.3
Non-credit component of other-than-temporary impairment reclassified to accumulated other comprehensive loss on April 1, 2009 in conjunction with cumulative effect transition adjustment	(0.3)

Amount of other-than-temporary impairments recognized in retained earnings on debt securities held at September 30, 2009	$16.5

Our unrealized other-than-temporary impairment losses on our debt securities held at September 30, 2009 were as follows:

In millions	Total
Unrealized other-than-temporary impairment losses	$16.8
Unrealized other-than-temporary impairment losses reclassified to accumulated other comprehensive loss on April 1, 2009 in conjunction with cumulative effect transition adjustment	(0.3)

Net impairment losses recognized in retained earnings	$16.5

Contractual maturities of our available for sale debt securities were as follows:

	As of September 30, 2009
In millions	Cost	Fair Value
Due in one year or less	$24.2	$24.0

Due after one year through five years	13.4	3.7

No single maturity date(1)	55.0	43.8

	$92.6	$71.5

(1)

Securities with no single maturity date include mortgage- and asset-backed securities which have been classified as current or non-current based on estimated timing of receipt of the forecasted cash flows.

(9) Debt

We have short-term loan agreements renewable annually of approximately $18.1 million at September 30, 2009, of which there were no short-term borrowings outstanding. Of the $18.1 million committed short-term loan agreements, $6.0 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

We have long-term committed loan agreements of approximately $265.2 million at September 30, 2009, of which $28.9 million is outstanding. Of the $265.2 million committed long-term loan agreements, $83.8 million is unavailable because it relates to the issuance of third party letters of credit. We are currently in compliance with all financial debt covenants. We have also received a waiver of compliance certificate under our Revolving Credit Agreement with National City Bank of the Midwest (now a part of PNC Bank) that allows us to purchase equity interests in a joint venture, which purchase previously required consent under the agreement.

(10) Stockholders’ Equity

The following table presents the change in total stockholders’ equity for the nine months ended September 30, 2009.

In millions	MEMC Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 1, 2009	$2,082.0	$34.8	$2,116.8
Net loss	(61.2)	(2.9)	(64.1)
Other comprehensive income (loss), net of tax	63.1	(1.9)	61.2
Stock plans, net	25.8	—	25.8
Common stock repurchased	(15.8)	—	(15.8)

Balance, September 30, 2009	$2,093.9	$30.0	$2,123.9

Stock-Based Compensation

We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors, and consultants. As of September 30, 2009, there were 7.5 million shares authorized for future grant under these plans.

The following table presents information regarding outstanding stock options as of September 30, 2009 and changes during the nine months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at January 1, 2009	5,303,783	$40.29
Granted	4,817,750	13.99
Exercised	(80,146)	7.21
Forfeited	(346,043)	32.23
Expired	(309,247)	36.97

Outstanding at September 30, 2009	9,386,097	27.48	$18.0	8 years

Options exercisable at September 30, 2009	2,556,424	30.58	$4.8	6 years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on the fair market value of our stock. Total intrinsic value of options exercised for the nine months ended September 30, 2009 and 2008 was $0.8 million and $72.6 million, respectively. For the nine months ended September 30, 2009 and 2008, cash received from option exercises under option plans was $0.6 million and $19.8 million, respectively and the actual tax benefit realized for the tax deductions from option exercises was $0.4 million and $22.7 million, respectively.

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

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Risk-free interest rate	1.7%	2.5%
Expected stock price volatility	65.5%	50.2%
Expected term until exercise (years)	5	4
Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value per share of options granted was $7.66 and $29.27 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, $55.1 million of total unrecognized compensation cost related to stock options granted and outstanding as of September 30, 2009 is expected to be recognized over a weighted-average period of 3.0 years.

Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future, provided the stock unit is vested at the time. The following table presents information regarding outstanding restricted stock units as of September 30, 2009 and changes during the nine months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Life
Outstanding at January 1, 2009	467,889
Granted	145,150
Converted	(26,062)
Forfeited	(41,241)

Outstanding at September 30, 2009	545,736	$10.2	2.9 years

At September 30, 2009, there were no restricted stock units which were convertible into shares. The weighted-average fair value per share of restricted stock units on the date of grant was $14.31 and $67.04 for the nine months ended September 30, 2009 and 2008, respectively. As of September 30, 2009, $9.2 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 2.9 years.

Total stock-based compensation expense for the three months ended September 30, 2009 and 2008 was $5.6 million and $7.6 million, net of income tax benefit of $3.1 million and $4.2 million, respectively. For the nine months ended September 30, 2009 and 2008, stock-based compensation expense was $17.4 million and $21.9 million, net of income tax benefit of $9.6 million and $12.1 million, respectively.

(11) Income Taxes

During the three months ended September 30, 2009, we recorded an income tax benefit of $6.3 million and an effective tax rate of 9.2%, compared to an income tax expense of $38.1 million and an effective tax rate of 17.2% for the three months ended September 30, 2008. The income tax benefit for the 2009 third quarter primarily resulted from tax losses in higher rate jurisdictions offset by taxable income in lower rate jurisdictions.

During the three months ended June 30, 2009, we determined that the undistributed earnings of one of our foreign wholly-owned subsidiaries would be remitted to the United States in the foreseeable future. These earnings were previously considered permanently reinvested in the business and the unrecognized deferred tax asset related to these earnings was not recognized. The deferred tax effect of this newly planned remittance was recorded as a discrete net income tax benefit in the amount of $2.2 million in the nine months ended September, 30 2009. As of September 30, 2009, federal and state income taxes that have not been provided on accumulated but undistributed earnings of foreign subsidiaries were approximately $851.7 million because such earnings have been permanently reinvested in the business.

We recorded a tax benefit on all available tax losses that can be carried back under local law because there is sufficient taxable income in the allowable carry-back period to absorb those losses. There was no valuation allowance of deferred tax assets attributable to subsidiaries with tax loss carryforwards due to anticipated taxable income within the tax loss carryforward period allowable under the law in the respective countries of five to seven years.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2006 and 2007 tax years. During the quarter ended September 30, 2009, we received proposed adjustments from the IRS related to various cost allocations and taxable income adjustments attributable to our foreign operations during the periods under audit. We disagree with these adjustments and intend to vigorously contest them. We believe it is reasonably possible that the examination could be completed within the next twelve months. The amount of adjustment, if any, and the timing of such adjustment, however, are not reasonably estimable at this time.

We believe our tax positions are in compliance with applicable tax laws and regulations. We routinely review our estimate for our uncertain tax positions and during the quarter ended September 30, 2009 increased the unrecognized benefit by $19.2 million, including amounts related to interest and penalties for previously identified issues. There is a risk that the amounts ultimately resolved could be materially different from the amounts previously included or reserved for in our income tax liabilities and could therefore have a material impact on our tax provision, net income, tax liabilities and cash flows in future periods.

During the nine months ended September 30, 2009, we recorded additional tax expense of approximately $3.4 million primarily related to interest and penalties assessed by taxing authorities related to exams for the 2006 and 2007 tax years.

(12) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended September 30, 2009		Three Months Ended September 30, 2008		Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008
In millions	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service Cost	$0.8	$—	$0.7	$—	$2.4	$—	$2.2	$—
Interest Cost	2.5	0.3	2.5	0.4	7.5	1.1	7.6	1.2
Expected return on plan assets	(3.3)	—	(3.2)	—	(9.9)	—	(8.6)	—
Amortization of prior service costs and net actuarial loss/(gain)	1.2	(0.5)	0.2	(0.3)	3.8	(1.7)	0.4	(0.9)
Settlement and curtailment loss, net	—	—	—	—	0.3	—	—	—

Net periodic postretirement benefit cost	$1.2	$(0.2)	$0.2	$0.1	$4.1	$(0.6)	$1.6	$0.3

The settlement and curtailment loss, net is related to the restructuring charges discussed in Note 3 above.

(13) Long-term Customer Contracts

During February 2009, we amended two of our long-term solar wafer supply agreements. Under those amendments, the potential aggregate revenues to MEMC under the agreements for sales in 2009 and aggregate revenues for sales over the remaining term of the contracts remain unchanged, but volume increases and price reductions for 2009 were effectuated.

We further amended these agreements in the third quarter of 2009 providing for an additional price reduction and volume increase for the second half of 2009. The subsequent amendments also provide a deferral mechanism for a potential 2009 purchase shortfall by the customers (from the increased volume commitment), by allowing the customers to make up the purchase shortfall in subsequent years. Such deferred volume amounts will be added to the customers’ minimum purchase requirements for future contract years. There was no change in the amount of collateral currently required in the form of deposits. Due to the amendment with one of these customers, approximately $11.6 million of previously refundable deposits are no longer refundable and have been reclassified from other long-term liabilities to deferred revenue and will be amortized over the remaining term of the contract as an operating income item. The constructive receipt of the non-refundable deposit and corresponding reduction in refundable deposits has been reflected as working capital and other operating cash inflows and a decrease in customer deposits in financing cash flows in the condensed consolidated statement of cash flows for the nine months ended September 30, 2009. Also in connection with one of the amendments, as additional consideration to MEMC, the customer agreed to sell to us an equity investment in shares of an unrelated entity at its cost of approximately $5 million, subject to obtaining required regulatory approvals for such transfer. It is expected that the shares will be purchased in the fourth quarter of 2009.

A third solar wafer customer has not made a scheduled refundable capacity reservation deposit that was due under their agreement in early January 2009. This customer has made limited purchases under the agreement in 2009 and did not meet the minimum annual purchase requirements as of August 31, 2009. The Company is in discussions with this customer regarding the agreement.

On April 27, 2009, a fourth solar wafer supply agreement customer, Conergy AG, filed suit against us seeking to void all or parts of its long-term supply agreement with us. On July 10, 2009, MEMC filed a formal answer to the complaint denying the allegations and filed a motion to dismiss certain counts of the complaint. Discovery in this suit has commenced.

During the quarter ended June 30, 2009, MEMC applied approximately $44.1 million of refundable security deposits against outstanding accounts receivable balances in accordance with the terms of the long-term customer contracts and instructed the customers to replenish the deposits. The application of the deposits against accounts receivable has been reflected as working capital and other operating cash inflows and a decrease in customer deposits in financing cash flows in the condensed consolidated statement of cash flows for the nine months ended September 30, 2009. The loss of any one of these long-term supply customers could potentially adversely affect our future operating results.

(14) Commitments and Contingencies

On June 26, 2009, we entered into a binding term sheet, which was finalized into a formal joint venture agreement on August 26, 2009, with Q-Cells, for the purpose of building large scale solar power plants. See further information regarding the Q-Cells investment and related commitments in Note 8 above.

Indemnification

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims as of September 30, 2009.

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

BP Solar International v. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

In April 2007, BP Solar International, Inc. filed suit against MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc. in the Circuit Court for Frederick County, Maryland (Civil Number 10-C-07-001240) alleging non-delivery of polysilicon powder for 2006. Plaintiff BP Solar subsequently amended the complaint on four separate occasions. The final complaint filed by Plaintiff alleged that MEMC Pasadena failed to supply polysilicon powder to the Plaintiff in 2006 and 2007 under an alleged three-year supply agreement. MEMC has always maintained that no such long term supply agreement ever existed. The case was tried before a jury and on July 31, 2009, the jury returned a verdict in favor of BP Solar, awarding damages of $8.8 million. Both MEMC and BP Solar have appealed.

MEMC and MEMC Pasadena continue to believe that the lawsuit is without merit and the Company remains committed to a vigorous defense of the case at the appellate level. Due to the inherent uncertainties of litigation, MEMC cannot predict the outcome of this appeal. An unfavorable outcome on appeal would result in MEMC having to pay BP Solar the damages originally found by the jury, plus interest. MEMC accrued the full amount of damages of the verdict of $8.8 million in marketing and administration expense and accrued expenses and $3.7 million of income tax benefit, resulting in a net expense of $5.1 million, during the quarter ended June 30, 2009.

S.O.I.TEC Silicon on Insulator Technologies S.A. vs. MEMC Electronic Materials, Inc.

On May 19, 2008, Soitec and Commissariat A L’Energie Atomique (“CEA”) filed a complaint against MEMC in the U.S. District Court for the District of Delaware (Civil Action No. 08-292) alleging infringement, including willful infringement, by MEMC of three U.S. patents related to silicon-on-insulator (SOI) technology, and requested damages and an injunction preventing further infringement of the three patents listed in Soitec’s complaint. Soitec and CEA filed an amended complaint on July 21, 2009, adding a fourth, related patent to the lawsuit. MEMC has filed a counterclaim against Soitec for infringement of one of MEMC’s U.S. patents. Although the case is still in the early stages, we believe that Soitec and CEA’s suit against us has no merit, and we are asserting a vigorous defense against these claims, as well as our infringement counterclaim. We do not believe that this case, should it be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of this lawsuit is unpredictable and the results of this case could be unfavorable for MEMC. Trial is scheduled for late October 2010.

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

The parties entered into settlement discussions for this case in November 2007 and December 2007. In early 2008, Semi-Materials claimed that a binding settlement was reached as a result of those late 2007 discussions. MEMC denied Semi-Materials’ allegation that a binding settlement was reached. In January 2008, Semi-Materials moved the trial court to enforce the alleged settlement terms. On March 17, 2008, the trial court sustained Semi-Materials’ motion and found that binding settlement terms had been reached as a result of the late 2007 negotiations between Semi-Materials and MEMC. This decision was immediately appealed by MEMC to the United States Court of Appeals for the Eighth Circuit, and enforcement of the trial court’s order was stayed pending that appeal. The Eighth Circuit heard oral argument on September 26, 2008. Just prior to the September 26 oral argument, Semi-Materials informed MEMC and the Eighth Circuit that Semi-Materials no longer sought enforcement of the alleged settlement agreement (although Semi-Materials still claimed that a binding settlement was reached in late 2007). Semi-Materials instead requested that the Eighth Circuit vacate the trial court’s March 2008 order enforcing the alleged settlement agreement and remand the case back to the trial court for further proceedings. On May 4, 2009, the Eighth Circuit requested a rehearing of the appeal, which rehearing was held on June 10, 2009. On July 10, 2009, the Eighth Circuit vacated the trial court’s order, and returned the case to the trial court for further proceedings. This case has been set for trial beginning November 15, 2010.

On March 31, 2008, Semi-Materials and its affiliate SMC Shanghai (“SMC”) filed two additional lawsuits against MEMC, one in the United States District Court for the Southern District of Texas (Case No. 4:08-CV-00991) (the “Texas Action”) and another in the United States District Court for the Eastern District of Missouri (Case No. 4:08-CV-00434-JCH) (the “Missouri Action”). In both cases, SMC alleges that: (i) MEMC Pasadena, Inc. (“MEMC Pasadena”) breached an agreement with SMC for SMC to act as MEMC’s exclusive sales agent in China; (ii) MEMC Pasadena breached an agreement with Semi-Materials for Semi-Materials to act as MEMC Pasadena’s exclusive sales agent in Korea; (iii) MEMC tortiously interfered with the purported sales agency agreements among MEMC Pasadena and SMC and Semi-Materials; and (iv) MEMC tortiously interfered with a separate sales agency agreement Semi-Materials claims existed with an unrelated party. In the Missouri Action, Semi-Materials also claims that MEMC tortiously interfered with an expectancy for an on-going business relationship Semi-Materials claims existed with the unrelated party. MEMC and MEMC Pasadena have moved for summary judgment on all aspects of this case. Semi-Materials and SMC have moved for partial summary judgment on issues related to the purported sales agency agreements. This case is set for trial beginning on January 4, 2010.

No discovery has been undertaken in the Texas Action, and it has been stayed pending resolution of the appeal in the first case. Discovery recently concluded in the Missouri Action.

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

Minneapolis Firefighters’ Relief Association v. MEMC Electronic Materials, Inc., et al.

On September 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff Minneapolis Firefighters’ Relief Association asserting claims against MEMC and Nabeel Gareeb, MEMC’s former Chief Executive Officer. On October 10, 2008, a substantially similar putative class action lawsuit was filed by plaintiff Donald Jameson against MEMC, Mr. Gareeb and Ken Hannah, MEMC’s Chief Financial Officer. These cases purportedly are brought on behalf of all persons who acquired shares of MEMC’s common stock between June 13, 2008 and July 23, 2008, inclusive (the “Class Period”). Both complaints allege that, during the Class Period, MEMC failed to disclose certain material facts regarding MEMC’s operations and performance, which had the effect of artificially inflating MEMC’s stock price in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Plaintiffs further allege that Messrs. Gareeb and Hannah are subject to liability under Section 20(a) of the Act as control persons of MEMC. Plaintiffs seek certification of the putative class, unspecified compensatory damages, interest and costs, as well as ancillary relief. On December 12, 2008, these actions were consolidated, and the Court appointed Mahendra A. Patel as lead plaintiff. Plaintiff filed a consolidated amended complaint on February 23, 2009. Defendants filed a motion to dismiss on April 10, 2009, plaintiff filed his opposition to the motion on May 29, 2009 and defendants filed their reply in support of their motion on June 24, 2009. The parties have fully briefed defendants’ motion to dismiss the consolidated amended complaint, and await the setting of oral argument in the matter.

Brian Larkowski v. John Marren, et al.

On November 4, 2008, Brian Larkowski, a purported shareholder of MEMC, filed a derivative action in the Circuit Court of St. Charles County, Missouri against defendants John Marren, Peter Blackmore, Nabeel Gareeb, Marshall Turner, Robert J. Boehlke, C. Douglas Marsh, William E. Stevens, James B. Williams and Michael McNamara (collectively “individual defendants”) and MEMC as a nominal defendant. Each individual defendant is a current or former officer and/or director of MEMC. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, based on allegations of conduct similar to that alleged in the putative class action lawsuit described above. On December 19, 2008, the court entered a stipulated order staying the derivative action pending resolution of any motions to dismiss in the putative class action described above.

On January 30, 2009, a second putative derivative plaintiff served a demand letter on the Company’s board of directors requesting that it investigate factual allegations similar to those underlying the Larkowski derivative action. In response, the board of directors appointed a special committee to investigate these allegations. On October 8, 2009, the special committee submitted a final report of its findings to our Board of Directors. In its report, the special committee concluded that there is no substantiation for the claims of wrongful conduct referenced in the demand letter. After its review and consideration, our Board of Directors determined to accept the report of the special committee in its entirety, including the findings and recommendations set forth therein.

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

On June 1, 2009, an amended class action complaint was filed by Mr. Jones and another purported participant of the Plan, Manuel Acosta, which raises substantially the same claims and is based on substantially the same allegations as the original complaint. However, the amended complaint changes the period of time covered by the action, purporting to be brought on behalf of beneficiaries of and/or participants in the Plan from June 13, 2008 through the present, inclusive (the “Class Period”). The amended complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in MEMC’s stock, equitable relief and an award of attorney’s fees. No class has been certified and discovery has not begun. The Company and the named directors and employees intend to vigorously defend themselves against these claims, including filing a motion to dismiss the complaint, which motion was filed on July 27, 2009. The motion is fully briefed as of October 9, 2009 and is pending ruling by the court.

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

(15) Accounting Standards Updates Not Yet Effective

In December 2008, the FASB issued additional guidance included in ASC 715, “Compensation—Retirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. It is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this guidance are not required for earlier periods that are presented for comparative purposes. We are currently evaluating the disclosure requirements of this new guidance, but we believe its adoption will not have an impact on our consolidated results of operations and financial condition.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166), which has not yet been incorporated into the Codification., SFAS 166 removes the concept of a qualifying special-purpose entity from previous guidance. This guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adopting this guidance on our consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS 167), which has not yet been incorporated in the Codification. SFAS 167 amends previous guidance to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. An ongoing reassessment of financial responsibility is required, including interests in entities formed prior to the effective date of this guidance, and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. It is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adopting this guidance on our consolidated results of operations and financial condition.

On September 23, 2009, the FASB ratified Emerging Issues Task Force Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (EITF 08-1). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled “Revenue Arrangements with Multiple Deliverables.” EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011 for calendar-year entities. We are currently evaluating the impact of EITF 08-1 on our consolidated results of operations and financial condition.

(16) Subsequent Event

On October 22, 2009, MEMC reached a definitive merger agreement to acquire privately held Sun Edison LLC (“Sun Edison”), a developer of solar power projects. The agreement calls for $200 million to be paid at closing to SunEdison security holders, which will be paid 70% in cash and 30% in MEMC stock. The agreement also includes an earn-out provision, should SunEdison meet certain performance targets in 2010, of up to an additional $89 million, consisting of cash and stock. In addition, the agreement calls for employee retention payments of $17 million in cash at closing, the payment of certain transaction expenses and the assumption of a bridge note and revolvers estimated to be approximately $70 million at the time of closing. The acquisition is expected to close by the end of 2009, subject to customary closing conditions and receipt of regulatory approvals.

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

We have continued to see increases in semiconductor demand from the 2009 second quarter to the third quarter and expect to see that trend continue into the fourth quarter as well. We have also seen a moderation of price declines in semiconductor applications from the 2009 second quarter. While the overall demand for wafers for solar applications continued to improve in the third quarter, the downward pricing pressure experienced in recent quarters for solar applications persisted. Pricing over the course of the fourth quarter is uncertain, but demand for solar applications is expected to improve slightly over the third quarter. We continue to diversify our customer base by serving additional solar wafer customers beyond our long-term solar wafer supply agreements. Polysilicon revenues continued to decline as a percent of total revenue in the first nine months of 2009 due to lower volumes and pricing compared to 2008. Polysilicon sales were approximately 4% and 21% of revenue for the nine months ended September 30, 2009 and 2008, respectively.

The company experienced a disruption in production at its polysilicon facility in Pasadena, Texas due to an equipment failure in early August 2009, requiring a large portion of the facility to be shut down. Although the failed equipment has been replaced, subsequent rebuild and restart difficulties delayed the resumption of normal operations at this facility until late in the quarter.

While the higher product volumes helped increase our factory utilization rates in the quarter, our factories were still running at less than optimal manufacturing rates. Since the beginning of 2009, we have announced the termination or eventual termination of just over 1,000 manufacturing employees at our St. Peters, Missouri and Sherman, Texas facilities and our Japanese and Korean subsidiaries. The purpose of the workforce reductions was to better align our costs with short and long-term demand, as well as strategically position our manufacturing facilities geographically closer to a number of our customers.

During the third quarter, we further amended two of our long-term solar wafer supply agreements. Under the amendments, the potential aggregate revenues to MEMC under the agreements in 2009 and over the remaining term of the contracts remain unchanged, but volume increases and price reductions for 2009 were effectuated. The subsequent amendments also provide a deferral mechanism for a potential 2009 purchase shortfall by the customers (from the increased volume commitment), by allowing the customers to make up the purchase shortfall in subsequent years. Such deferred volume amounts will be added to the customers’ minimum purchase requirements for future contract years.

On October 22, 2009, MEMC reached a definitive merger agreement to acquire privately held Sun Edison LLC (“Sun Edison”), a developer of solar power projects. The acquisition is expected to close by the end of 2009, subject to customary closing conditions and receipt of regulatory approvals.

RESULTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2009	2008	2009	2008
Dollars in millions
Net Sales	$310.0	$546.0	$806.9	$1,578.8
Percentage Change	(43.2)%	15.5%	(48.9)%	13.9%

The decrease in sales in the three months ended September 30, 2009, compared to the same period in the prior year, was the result of pricing decreases of $234.5 million and volume decreases of $3.4 million. The nine month year-to-date change was also due to price and volume decreases of $505.2 million and $268.0 million, respectively. Price and volume declines occurred in nearly all products, except for 156mm wafers where we experienced increases of approximately 45% in volumes for both the three and nine month periods compared to the prior year periods. Our overall wafer average selling prices for the three and nine months ended September 30, 2009 were approximately 50% and 51% lower than the overall wafer average selling prices for the same periods in 2008. This was due to price decreases for all wafers, and to a lesser extent, increases in volumes for 156 millimeter wafers, which have a lower average selling price per wafer. The decrease in sales also resulted from a decrease in polysilicon selling prices which were lower in the current period by approximately 85% compared to the average polysilicon selling prices for the third quarter of 2008. While we have recently seen increases in short-term semiconductor demand, demand is still below historically normal levels. Short-term pricing for solar applications is expected to continue to decline sequentially in the 2009 fourth quarter.

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit	2009	2008	2009	2008
Dollars in millions
Cost of Goods Sold	$289.5	$276.3	$731.8	$767.0
Gross Profit	20.5	269.7	75.1	811.8
Gross Margin Percentage	6.6%	49.4%	9.3%	51.4%

The decline in gross profit dollars and gross margin percentage for the three and nine month periods ended September 30, 2009 were primarily due to decreased wafer and polysilicon volumes and pricing discussed above. During the nine months ended September 30, 2009, decreases in gross profit were due to increased costs compared to the same period in the prior year totaling $43.1 million related to unallocated fixed overheads recorded as period expenses and a lower of cost or market adjustment on our inventory. We also incurred increased charges for an adverse annual long-term purchase obligation of $16.0 million in the nine months ended September 30, 2009 compared to $10.0 million in the prior year same period. Additionally, higher product volumes in the second and third quarters of 2009 compared to the first quarter of 2009 helped increase our factory utilization rates, although our factories were still running at less than optimal manufacturing rates, resulting in higher per unit costs compared to the prior year periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing and Administration	2009	2008	2009	2008
Dollars in millions
Marketing and Administration	$37.2	$31.5	$109.5	$89.2
As a Percentage of Net Sales	12.0%	5.8%	13.6%	5.6%

The increase in marketing and administration expenses for the three and nine months ended September 30, 2009 resulted from pre-operating start-up costs related to a new manufacturing facility in Ipoh, Malaysia of $4.5 million and $8.7 million, respectively, and increased legal professional services costs of $2.3 million and $3.7 million, respectively. Additional year-to-date increases include an $8.8 million accrual for a lawsuit we recorded in the second quarter of 2009 compared to net favorable legal settlements in the prior year same period of $4.5 million. Bad debt expenses also increased $2.8 million in the nine month period compared to the prior year. These increases were slightly offset by decreases in stock compensation expense, including a lower forfeiture rate adjustment in the first quarter of 2009 compared to 2008, and a decrease in shipping and logistics expenses consistent with the decline in sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
Research and Development	2009	2008	2009	2008
Dollars in millions
Research and Development	$10.3	$10.3	$29.8	$30.6
As a Percentage of Net Sales	3.3%	1.9%	3.7%	1.9%

R&D consisted mainly of product and process development efforts to increase our capability in the areas of flatness, particles, crystal defectivity and directional solidification for the manufacture of solar wafers. R&D expenditures were consistent with the same period in the prior year.

	Three Months Ended September 30,		Nine Months Ended September 30,
Restructuring and Impairment Costs	2009	2008	2009	2008
Dollars in millions
Restructuring and Impairment Costs	$39.7	$0.4	$52.0	$3.6
As a Percentage of Net Sales	12.8%	0.1%	6.4%	0.2%

In order to better align manufacturing capabilities to projected manufacturing needs, MEMC committed to workforce reductions during the second quarter of 2008 (the “2008 Plan”) and again in the first and second quarters of 2009 (the “2009 Global Plan”). In September 2009, MEMC committed to actions to reduce manufacturing costs by shifting manufacturing from our St. Peters, Missouri and Sherman, Texas facilities to other locations which are closer to a number of MEMC’s customers (the “2009 US Plan”).

The 2009 Global Plan actions reduced our workforce by 500 employees, from 4,800, prior to the reductions. We expect that these reductions in force will result in annualized cost savings of approximately $30 million, primarily in cost of goods sold, because a majority of those affected are manufacturing facility employees. We began realizing some of these savings in the second quarter of 2009. The 2009 US Plan actions are expected to affect approximately 540 employees in the United States. MEMC will provide severance benefits to those employees who will be terminated and expects to incur total severance charges related to the terminations of approximately $19 million. We recorded $15 million of these charges in the third quarter of 2009 and expect to make the related severance payments at the time of the final production dates for the facilities through the second quarter of 2011. We also anticipate charges of approximately $41 million for contract terminations and other related move costs associated with the closings will be expensed as incurred starting in the fourth quarter of 2009 until the final production date. In total, we estimate we will incur approximately $73 million in cash costs associated with these announcements. We estimate that the facility closings will result in an annualized savings beginning in the third quarter of 2010 of approximately $10 million, rising to approximately $55 million of annualized savings beginning in the second quarter of 2011.

Due to the significance of the actions announced as part of the 2009 US Plan discussed above, we performed an asset impairment analysis of our St. Peters, Missouri and Sherman, Texas long-lived manufacturing asset groups during the third quarter of 2009. Accordingly, we recorded asset impairment charges of $24.6 million in the third quarter of 2009 related to these long-lived manufacturing asset groups. These charges were recorded in restructuring and impairment costs in our condensed consolidated statements of income (loss).

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-operating (Income) Expense	2009	2008	2009	2008
Dollars in millions
Non-operating (Income) Expense	$2.0	$5.8	$(23.0)	$208.0

The change in nonoperating (income) expense for the three months ended September 30, 2009 compared to the prior year quarter was primarily due to a decrease in interest rates and the amount of outstanding balances of our cash and investment balances. For the nine months ended September 30, 2009 we recorded a gain for the mark-to-market adjustment for a warrant received from a customer (Suntech) of $3.7 million compared to a loss of $231.3 million for the same period in 2008. Changes in the value of the warrant are mainly a result of changes in the price of Suntech’s ordinary shares underlying the warrant. The price of Suntech’s ordinary shares was $15.20, $11.70, $35.87 and $82.32 at September 30, 2009, December 31, 2008, September 30, 2008 and December 31, 2007, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Taxes	2009	2008	2009	2008
Dollars in millions
Income Tax (Benefit) Expense	$(6.3)	$38.1	$(34.9)	$160.0
Income Tax Rate as a % of Income (Loss) before Income Taxes	9.2%	17.2%	37.4%	33.3%

During the three months ended September 30, 2009, we recorded an income tax benefit of $6.3 million and an effective tax rate of 9.2%, compared to income tax expense of $38.1 million and an effective tax rate of 17.2% during the same period in the prior year. The income tax benefit for the 2009 third quarter primarily resulted from tax losses in higher rate jurisdictions offset by taxable income in lower rate jurisdictions. Our income tax benefit was reduced in the three months ended September 30, 2009 by the unrecognized benefit recognized as discussed below. During the nine months ended September 30, 2009, we recorded an income tax benefit of $34.9 million compared to an income tax expense of $160.0 million for the nine months ended September 30, 2008. The effective tax rate was 37.4% and 33.3% for the nine months ended September 30, 2009 and 2008, respectively.

We recorded a tax benefit on all available tax losses that can be carried back under local law because there is sufficient taxable income in the allowable carry-back period to absorb those losses. There was no valuation allowance of deferred tax assets attributable to subsidiaries with tax loss carryforwards due to anticipated taxable income within the tax loss carryforward period allowable under the law in the respective countries of five to seven years.

We are currently under examination by the Internal Revenue Service (“IRS”) for the 2006 and 2007 tax years. During the quarter ended September 30, 2009, we received proposed adjustments from the IRS related to various cost allocations and taxable income adjustments attributable to our foreign operations during the periods under audit. We disagree with these adjustments and intend to vigorously contest them. We believe it is reasonably possible that the examination could be completed within the next twelve months. The amount of adjustment, if any, and the timing of such adjustment, however, are not reasonably estimable at this time.

We believe our tax positions are in compliance with applicable tax laws and regulations. We routinely review our estimate for our uncertain tax positions and during the quarter ended September 30, 2009 increased the unrecognized benefit by $19.2 million, including amounts related to interest and penalties for previously identified issues. There is a risk that the amounts ultimately resolved could be materially different from the amounts previously included or reserved for in our income tax liabilities and could therefore have a material impact on our tax provision, net income, tax liabilities and cash flows in future periods.

During the nine months ended September 30, 2009, we recorded additional tax expense of approximately $3.4 million primarily related to interest and penalties assessed by taxing authorities related to exams for the 2006 and 2007 tax years.

	Three Months Ended September 30,		Nine Months Ended September 30,
Equity in Earnings of Joint Venture, Net of Tax	2009	2008	2009	2008
Dollars in millions
Equity in earnings of joint venture, net of tax	$(2.5)	$—	$(5.8)	$—

As more fully described in Liquidity and Capital Resources below, in August 2009, we entered into a formal joint venture agreement with Q-Cells SE, a major solar cell producer, to form a joint venture for the purpose of constructing and selling solar power plants. We sold solar wafers to the solar cell producer during the second and third quarters and have eliminated our pro rata share of the profit on these sales, which has been recorded to equity in earnings of joint venture, net of tax in the income statement. We expect to recognize the profit on these sales once the solar project is sold to a third party.

FINANCIAL CONDITION

Cash and cash equivalents decreased $196.1 million from $988.3 million at December 31, 2008 to $792.2 million at September 30, 2009. See additional discussion in Liquidity and Capital Resources below.

Short-term and long-term investments of $443.8 million at September 30, 2009 increased $10.7 million from $433.1 million at December 31, 2008. This increase was due to the funding of the joint venture of $69.0 million, unrealized gains on our available for sale and trading investments of $66.2 million and purchases of investments of $12.9 million, offset by sales and maturities of investments of $139.3 million during the first nine months of 2009.

Accounts receivable of $188.3 million at September 30, 2009 decreased $9.0 million from $197.3 million at December 31, 2008. The decrease was primarily attributable to the decrease in sales of $115.7 million, offset by an increase in past due amounts and a decrease of sales with cash in advance terms. Days’ sales outstanding was 55 days at September 30, 2009 compared to 42 days at December 31, 2008 based upon annualized sales. This increase was also due to the increase in past due amounts and change in cash in advance terms discussed above.

Our inventories increased $28.7 million to $110.0 million at September 30, 2009 from $81.3 million at December 31, 2008. Inventories increased primarily due to higher production volumes, more continuous production cycles and our decision to build inventories to enhance product availability for our customers. Annualized inventory turns, calculated as the ratio of annualized respective quarterly cost of goods sold divided by the period-end inventory balance, was 11 for the three month periods ended September 30, 2009 and December 31, 2008. At September 30, 2009, we had approximately $19.0 million of inventory held on consignment, compared to $15.1 million at December 31, 2008.

Prepaid and other current assets increased $60.2 million to $99.1 million over the prior year. The increase was primarily due to net operating losses that can be carried back, resulting in expected future refunds for tax amounts previously paid.

Our net property, plant and equipment increased $24.2 million to $1,065.4 million over the prior year. The increase was primarily due to capital expenditures of approximately $151.8 million for the nine months ended September 30, 2009 related to expansions at our plants in Hsinchu, Taiwan, Pasadena, Texas and Merano, Italy, offset by decreases due to depreciation expense and unfavorable foreign currency exchange rates.

Accounts payable decreased $11.2 million to $151.2 million at September 30, 2009, compared to $162.4 million at the end of 2008. The decrease was a result of decreased payables related to capital expenditures at September 30, 2009, slightly offset by an increase in payables related to timing of payments.

Accrued liabilities increased from $67.5 million at December 31, 2008 to $87.6 million at September 30, 2009. This amount increased $15.1 million due to the restructuring accrual for the plant closures announced in the third quarter of 2009, $8.8 million due to the accrual for a lawsuit and $6.1 million for the deferral of profit related to a joint venture. These increases were partially offset by a $12.8 million payment for accrued withholding taxes.

Short-term customer deposits decreased $103.4 million to $83.6 million at September 30, 2009, primarily due to repayments of refundable customer deposits related to long-term supply agreements of $36.0 million, the application of $44.1 million of deposits against outstanding accounts receivable balances and a reclassification to long-term liabilities based on the amendment of one of our long-term customer contracts. Under the amendment, we will now retain an additional $11.6 million of previously refundable deposits as deferred revenue. In addition, deposits of $12.3 million previously due on January 1, 2010 are no longer due within twelve months of September 30, 2009. These decreases were all slightly offset by a reclassification from other long-term liabilities for the current portion of the refundable customer deposits that are scheduled to be repaid in January 2010.

Income taxes payable decreased $11.6 million to $6.3 million over the prior year. The decrease was primarily due to net operating losses that can be carried back, resulting in refunds for tax amounts previously paid that are recorded in prepaid and other current assets.

Other long-term liabilities increased $31.8 million to $217.9 million over the prior year end. The increase was primarily due to an increase of $12.3 million due to a reclassification of customer deposits discussed above and an increase of $19.2 million in unrecognized tax benefits related to revised estimates and interest.

Accumulated other comprehensive income increased to $7.2 million at September 30, 2009 from a loss of $55.6 million at December 31, 2008. This increase was mainly due to unrealized appreciation on available-for-sale securities of $50.4 million with the remaining difference resulting from changes in exchange rates, mainly the Korean Won and the Euro.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 2009, cash provided by operating activities was $13.6 million compared to $517.5 million in the nine months ended September 30, 2008. This decrease was a result of a decrease in operating income and changes in working capital. The change in working capital was primarily attributable to a buildup of inventories and payments for accrued liabilities and accounts payable. The decrease was offset by the application of $44.1 million of refundable deposits against outstanding receivables related to supply agreements in the first nine months of 2009 and $11.6 million of previously refundable deposits that are no longer refundable due to a solar wafer supply agreement amended in the third quarter of 2009.

Cash used in investing activities was $101.8 million in the nine months ended September 30, 2009 compared to $313.6 million in the nine months ended September 30, 2008, primarily as a result of a decrease in purchases of available for sale investments, net of redemptions and maturities of approximately $192.2 million and in capital expenditures of $90.5 million, slightly offset by purchases of cost and equity method investments of $71.0. Capital expenditures in 2009 primarily relate to increasing our polysilicon capacity and expanding capability for our next generation products.

Cash used in financing activities was $108.3 million in the nine months ended September 30, 2009 compared to $114.8 million in the nine months ended September 30, 2008. The decrease in cash used in financing activities was mainly due to a reduction in repurchases of our common stock to $15.8 million for the nine months ended September 30, 2009 compared to $285.5 million for the same period in 2008. This decrease was partially offset by approximately $90.2 million of net repayments of customer deposits which includes $11.6 million of previously refundable deposits that are no longer refundable due to a solar wafer supply agreement amended in the third quarter of 2009.

Decreases in refundable deposits were also due to application of $44.1 million against outstanding receivables related to supply agreements in the first nine months of 2009 compared to $138.0 million of net customer deposits received in the first nine months of 2008. Additionally, $0.6 million was received in connection with stock option exercises, compared to $19.8 million in the nine months ended September 30, 2008. Excess tax benefits from share-based payment arrangements during the first nine months of 2009 were $0.3 million, compared to $19.0 million for the same period in 2008.

We have short-term loan agreements renewable annually of approximately $18.1 million at September 30, 2009, of which there were no short-term borrowings outstanding. Of the $18.1 million committed short-term loan agreements, $6.0 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings. We have long-term committed loan agreements of approximately $265.2 million at September 30, 2009, of which $28.9 million is outstanding. Of the $265.2 million committed long-term loan agreements, $83.8 million is unavailable because it relates to the issuance of third party letters of credit.

On July 21, 2005, we entered into a Revolving Credit Agreement with National City Bank of the Midwest (now a part of PNC Bank) (“National City Bank”), US Bank National Association, and such other lending institutions as may from time to time become lenders (the “National City Agreement”). The National City Agreement was amended on December 20, 2006 to reduce the commitment fee and the interest spread on loans bearing interest at a rate determined by reference to the applicable LIBOR rate, as set forth in the agreement. Additionally, our obligations and the guaranty obligations of our subsidiaries are no longer secured by a pledge of the capital stock of certain of our domestic and foreign subsidiaries. The National City Agreement provides for a $200.0 million revolving credit facility and has a term of five years. Interest on borrowings under the National City Agreement would be payable based on our election at LIBOR plus an applicable margin (currently 0.34%) or at a defined prime rate plus an applicable margin (currently 0.00%). The National City Agreement also provides for us to pay various fees, including a commitment fee (currently 0.08%) on the lenders’ commitments. The National City Agreement contains covenants typical for credit arrangements of comparable size, such as minimum earnings before interest, taxes, depreciation and amortization and an interest coverage ratio. Our obligations under the National City Agreement are guaranteed by certain of our subsidiaries. At September 30, 2009, there were no borrowings under this credit facility, however, credit available under the facility has been reduced by $82.9 million related to the issuance of third party letters of credit. We are currently in compliance with all financial debt covenants. We have also received a waiver of compliance certificate that allows us to purchase equity interests in a joint venture, which purchase previously required consent under the agreement.

As of September 30, 2009, we held $220.2 million in fixed income funds, net of unrealized gains of $3.7 million, with the intent of holding these funds for a period exceeding 12 months. As of December 31, 2008, these funds had a value of $168.8 million, net of temporary impairments of $33.2 million.

As of September 30, 2009, we held $71.5 million in a portfolio comprised of corporate bonds and asset-backed and mortgage-backed securities, net of temporary impairments of $4.3 million and other than temporary impairments of $16.8 million, of which $0.3 million related to non-credit losses and is recorded in accumulated other comprehensive loss. As of December 31, 2008, we held $159.5 million of these investments, net of temporary impairments of $14.5 million and other than temporary impairments of $14.5 million. A majority of these investments maintain a floating interest rate based on a range of spreads to the one- and three-month LIBOR rate. While we believe the decline in fair value related to the temporary impairments to be directly attributable to the current global credit conditions, we believe the time to reach the original carrying value for certain of these investments to be greater than 12 months. Accordingly, we have classified $17.8 million of those investments as non-current assets. We do not anticipate having to sell these securities in order to operate our business.

As of September 30, 2009, we held $41.7 million of short-term investments related to auction rate securities (“ARS”), net of unrealized losses of $2.2 million. As of December 31, 2008, we held $44.1 million of investments related to auction rate securities, net of unrealized losses of $7.3 million. These securities are classified as trading securities and all changes in fair value are recorded to non-operating (income) expense, other. The ARS are comprised of interest bearing state sponsored student loan revenue bonds and municipal bonds with varying maturity periods and typically provide short-term liquidity via an auction process that also resets the applicable interest rate at predetermined calendar intervals (typically every 7, 28 or 35 days). The student loan revenue bonds are collateralized and serviced by underlying student loans and the municipal bonds are serviced through revenue generated by the issuing municipal entity. In the event of an auction failing to settle on its respective settlement date, these funds remain invested at a “failed” interest rate which is typically higher than the previous market rate until the next successful auction. For those auctions that fail to settle, we will not be able to access those funds until the next successful auction, another buyer is found outside of the auction process, the issuer redeems the security or the security matures. We do not anticipate having to sell these securities below our cost in order to operate our business. The ARS are insured through two different monoline insurers that presently maintain a credit rating of AAA or similar designation by S&P, Moody’s and/or Fitch as of September 30, 2009 or by a U.S. government backed student loan program. During November 2008, we accepted an offer from our investment broker to receive an ARS Right that would substantially ensure recovery to par of our ARS between June 2010 and July 2012. As of September 30, 2009, all ARS and the ARS Right were classified as current since we intend to exercise the ARS Right in June 2010.

The credit ratings for our investments in debt securities as of September 30, 2009 are as follows:

		Credit Ratings
Dollars in millions	Fair Value	AAA	AA+ to A-	BBB+ and Below
Corporate debt securities	$27.7	$—	$24.0	$3.7

Asset-backed securities	17.4	16.5	0.6	0.3

Mortgage-backed securities	26.4	19.8	3.5	3.1

Auction rate securities	41.7	41.7	—	—

	$113.2	$78.0	$28.1	$7.1

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

On June 26, 2009, we entered into a binding term sheet, which was finalized into a formal joint venture agreement on August 26, 2009, with Q-Cells for the purpose of building large scale solar power plants. Both MEMC and Q-Cells have agreed to invest up to approximately $100 million each in the venture in 2009. During the third quarter, we made the first two of three required funding payments totaling $69.0 million.

As mentioned previously, we reached a definitive merger agreement to acquire Sun Edison. The agreement calls for $200 million to be paid at closing to SunEdison security holders, which will be paid 70% in cash and 30% in MEMC stock. The agreement also includes an earn-out provision, should SunEdison meet certain performance targets in 2010, of up to an additional $89 million, consisting of cash and stock. In addition, the agreement calls for employee retention payments of $17 million in cash at closing, the payment of certain transaction expenses and the assumption of a bridge note and revolvers estimated to be approximately $70 million at the time of closing. The acquisition is expected to close by the end of 2009, subject to customary closing conditions and receipt of regulatory approvals.

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

We believe that, based on our current cash, cash equivalents and investment balances of approximately $1.2 billion at September 30, 2009 and expected operating cash flows, the current liquidity concerns in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations. We believe that we have the financial resources needed to meet business requirements for at least the next 12 months, including capital expenditures and working capital requirements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2008. There have been no significant changes to our critical accounting policies and estimates since December 31, 2008 except those related to the adoption of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC or the Codification”) 320, “Investments—Debt and Equity Securities” and ASC 820, “Fair Value Measurements and Disclosures” during the quarter ended June 30, 2009 and the equity method of accounting for certain investments in stock.

Our investments include asset-backed securities, mortgage-backed securities and corporate debt securities that have a market value below amortized cost and are not included in other than temporary impairments. The unrealized loss on these investments are considered temporary based on an evaluation of factors including the current credit rating and any changes in the rating since issuance, the current repayment schedule rate as compared to the expected amortization schedule, the fair value of the investment as compared to the amortized cost basis, the subordination level of the security, and any collateral associated with the security. Based on an evaluation of these qualitative factors and the intent to hold these investments for a period of time sufficient to recover all principal associated with the investments, MEMC does not consider the impairments to be other-than-temporary at September 30, 2009.

When the fair value of an investment is less than our cost basis, we evaluate the nature of the investment based on current and expected future market conditions, the duration of impairments, the extent to which fair value is less than cost, the financial condition and near term prospects of the issuer, and our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of September 30, 2009, we have recorded other-than temporary impairments for asset-backed securities, mortgage-backed securities and corporate debt securities. A discounted cash flow analysis was used to calculate the credit loss associated with the impairment considering current repayment of principal and interest as compared to the stated amortization schedule, default rates (if any), subordination level of the security within the structure (e.g. A notes as compared to B notes) and collateral ratios. For floating rate securities, the current coupon rate is used as the discount rate and for fixed rate securities, the original coupon rate is used as the discount rate.

The joint venture with Q-Cells is accounted for under the equity method of accounting. As MEMC sells wafers to Q-Cells, the revenue from those sales is recognized consistent with MEMC’s revenue recognition policy, and the costs associated with those wafers is included in cost of goods sold. MEMC defers its pro rata share (50%) of the net profit associated with the sale of the wafers, consistent with its ownership in the joint venture, until the solar project is sold to a third party, at which point all previously deferred amounts will be recognized as income, as well as any gain or loss on the sale of the project. The joint venture income elimination is recorded in the statement of income (loss) as equity in earnings of joint venture, net of tax.

ACCOUNTING STANDARDS UPDATES NOT YET EFFECTIVE

In December 2008, the FASB issued additional guidance included in ASC 715, “Compensation—Retirement Benefits” to provide guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan, including investment policies and strategies, major categories of plan assets, inputs and valuation techniques used to measure the fair value of plan assets and significant concentrations of risk within plan assets. It is effective for fiscal years ending after December 15, 2009, with earlier application permitted. Upon initial application, the provisions of this guidance are not required for earlier periods that are presented for comparative purposes. We are currently evaluating the disclosure requirements of this new guidance, but we believe its adoption will not have an impact on our consolidated results of operations and financial condition.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets” (SFAS 166), which has not yet been incorporated into the Codification. SFAS 166 removes the concept of a qualifying special-purpose entity from previous guidance. This guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adopting this guidance on our consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS 167), which has not yet been incorporated in the Codification. SFAS 167 amends previous guidance to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. An ongoing reassessment of financial responsibility is required, including interests in entities formed prior to the effective date of this guidance, and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. It is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of adopting this guidance on our consolidated results of operations and financial condition.

On September 23, 2009, the FASB ratified Emerging Issues Task Force Issue No. 08-1, “Revenue Arrangements with Multiple Deliverables” (EITF 08-1). EITF 08-1 updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, which originated primarily from EITF 00-21, also titled “Revenue Arrangements with Multiple Deliverables.” EITF 08-1 will be effective for annual reporting periods beginning January 1, 2011 for calendar-year entities. We are currently evaluating the impact of EITF 08-1 on our consolidated results of operations and financial condition.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our belief that the increase in semiconductor demand is expected to continue into the fourth quarter; our belief that pricing for solar applications over the course of the fourth quarter is uncertain; our belief that demand for solar applications is expected to improve slightly over the third quarter; our expectation that the acquisition of Sun Edison will close by the end of 2009; our belief that the decline in fair value related to the temporary impairments of our investments is directly attributable to the current global credit conditions, and that the time to reach the original carrying value for certain of our investments is greater than twelve months; our belief that we do not anticipate having to sell our securities below cost in order to operate our business; our belief that the 2009 Global Plan reductions in force will result in annualized cost savings of approximately $30 million; our belief that we will incur charges related to the employees who will be terminated under the 2009 US Plan of approximately $19 million; our belief that we expect to make the related severance payments under the 2009 US Plan at the time of the final production dates for the facilities through the second quarter of 2011; our belief that we will incur charges of approximately $41 million for contract terminations and other related move costs associated with the closings; our belief that we will expense contract termination and other related move costs associated with the 2009 US Plan as incurred starting in the fourth quarter of 2009 until the final production date; our belief that in total, we expect to incur approximately $73 million in cash costs associated with these announcements; our belief that the 2009 US Plan facility closings will result in an annualized savings beginning in the third quarter of 2010 of approximately $10 million, rising to approximately $55 million of annualized savings beginning in the second quarter of 2011; our belief that the ultimate outcome of legal proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations; our belief that the adoption of ASC 715, “Compensation—Retirement Benefits” will not have an impact on our consolidated results of operations and financial condition; our belief that based on our current cash, cash equivalents and investment balances of approximately $1.2 billion at September 30, 2009 and expected operating cash flows, the current liquidity concerns in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations; and our belief that we have the financial resources needed to meet business requirements for at least the next twelve months, including capital expenditures and working capital requirements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include market demand for semiconductors and silicon wafers, as well as polysilicon; changes in the pricing environment for both silicon wafers and polysilicon; the terms of any potential future amendments to our long-term agreements with our solar wafer customers; completion and funding of our new solar joint venture; our joint venture’s ability to sell the solar project; utilization of our manufacturing capacity and any charges we might incur to reduce manufacturing capacity or headcount; general economic conditions, including the ability of our customers to pay their debts as they become due; inventory levels of our customers; supply chain difficulties or problems; interruption of production; outcome of pending and future litigation matters or pending or future tax examinations or audits; good working order of our manufacturing facilities; our ability to reduce manufacturing and operating costs; assumptions underlying management’s financial estimates; delays in capacity expansion; customer acceptance of our new products; actions by competitors, customers and suppliers; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in the composition of worldwide taxable income; the impact of competitive products and technologies; changes in interest and currency exchange rates and other risks described in MEMC’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2008.

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

We are subject to interest rate risk related to our cash equivalents, investments and pension plan assets. To mitigate substantial risk associated with changes in interest rates, we seek to obtain fixed rate securities, actively manage our portfolio duration and diversify across different currencies. Our long-term debt is also at a fixed rate. In addition to interest rate risk on our cash equivalents, investments and pension plan assets, we are subject to issuer credit risk because the value of our investments may change based on liquidity issues or adverse economic conditions affecting the creditworthiness of the issuers or group of issuers of the securities we may own. As of September 30, 2009, our investments were in fixed income funds, individual corporate bonds, asset-backed securities, mortgage-backed securities and auction rate securities, comprised of tax exempt municipal bonds and state sponsored student loan revenue bonds. Our pension plan assets are invested primarily in marketable securities including common stocks, bonds and interest bearing deposits. See additional discussion in “Liquidity and Capital Resources.”

With the receipt of the Suntech warrant and our investment in a customer’s stock, we are exposed to equity price risk.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2009, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

Changes in Internal Control Over Financial Reporting

There have been no changes in MEMC’s internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, MEMC’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 14 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by reference.

Item 1A.	Risk Factors

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors discussed under “Cautionary Statements Regarding Forward Looking Statements” above and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2008 and in our Form 10-Q for the period ended June 30, 2009. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

We may not be able to complete our acquisition of Sun Edison.

On October 22, 2009, we entered into a definitive merger agreement to acquire Sun Edison LLC, a developer of solar power projects and a solar energy services provider. The acquisition of Sun Edison is a key part of our overall business strategy. With the acquisition, we will move into the actual development of solar power plants and the commercialization of clean energy. The merger agreement provides that either we or Sun Edison can terminate the purchase agreement if the transaction does not close on or before December 31, 2009. It is possible that either party could terminate the merger agreement prior to closing, regulatory approvals will not be obtained, or the other conditions to closing could not be satisfied. As a result, there can be no assurance that the acquisition will be completed as planned or at all. Failure to complete the acquisition of Sun Edison in a timely manner or at all could have a material adverse effect on our business, results of operation and financial condition.

We are entering into a new business area with the proposed acquisition of Sun Edison, which may not be successful.

We may encounter financial and operational difficulties in integrating the Sun Edison business with our current lines of business. We anticipate the Sun Edison business will require significant amounts of working capital and other capital. We cannot be certain of the degree and scope of operational and integration problems that may arise. There can be no assurance that the Sun Edison business will produce sufficient margins to support the capital required.

There are significant barriers to entry and other risks related to the development of solar power plants, including high initial capital expenditure costs to develop and construct functional power plant facilities, the availability of favorable government tax and other incentives, the high cost and potential regulatory and technical difficulties in integrating into new markets, an often limited or unstable marketplace, competition from other sources of electric power, regulatory difficulties including obtaining necessary permits, difficulties in negotiating power contracts with potential customers, educating the market regarding the reliability and benefits of solar energy products and services, costs associated with environmental regulatory compliance, and competing with larger, more established solar energy companies. There can be no assurance that we will be able to overcome these barriers to entry and other risks as we develop our solar power projects and energy services business.

Any strategic acquisition we make, such as the Sun Edison acquisition, could have a dilutive effect on our current stockholders’ investment.

Our planned acquisition of Sun Edison includes the initial issuance of approximately 3.8 million shares of our common stock to the equity holders of Sun Edison, and future acquisitions could involve issuances of equity securities that could have a dilutive effect on our current stockholders’ investment.

Our proposed acquisition of Sun Edison could cause current or potential customers for our solar wafers to reduce or discontinue their purchases from us.

As a supplier of solar wafers, we sell our products to solar cell and solar module manufacturers, pursuant to our long term solar wafer supply agreements, as well as to a number of other cell and solar module manufacturers through short term supply agreements or on a purchase order basis. We have previously announced that MEMC has no intention of entering the solar cell and module manufacturing space, and we have also agreed with our long term customers, pursuant to our long term solar wafer supply agreements with them, that we will not compete with them in the manufacturing and sale of solar cells and modules. With the acquisition of Sun Edison, a developer of solar power projects (and a purchaser of solar modules from certain of our customers), some of the customers for our solar wafers that also develop solar power projects could decide that they will reduce or discontinue their purchase of wafers from MEMC. Such a reduction or cessation of purchases could decrease some of the anticipated synergies we hope to achieve from the Sun Edison acquisition, and could have a material adverse effect on our business, results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Since 2007, our Board of Directors had in place a share repurchase program. There were no repurchases during the third quarter of 2009 and because of the current market conditions, the Board suspended the program in April 2009.

Item 6.	Exhibits.

Exhibit Number	Description
3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995).

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000).

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002).

3-(ii)	Restated By-laws of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K, dated January 20, 2009.

*10.57	Amendment Number 2 to Solar Wafer Supply Agreement, by and between the Company and Suntech Power Holdings Co., Ltd., dated as of July 23, 2009.*

*10.58	Amendment No. 4 to Solar Wafer Supply Agreement, dated as of September 22, 2009, by and between the Company and Gintech Energy Corporation*

*10.59	Agreement and Plan of Merger by and among the Company, Sierra Acquisition Sub, LLC, Sun Edison LLC, and the Unitholder Representatives, dated as of October 22, 2009.*

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Principal Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment of certain portions of this document has been requested.
†	This exhibit constitutes a management contract, compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

/s/ KENNETH H. HANNAH
November 5, 2009	Name:	Kenneth H. Hannah
	Title:	Executive Vice President (on behalf of the registrant and as principal financial and accounting officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description
*10.57	Amendment Number 2 to Solar Wafer Supply Agreement, by and between the Company and Suntech Power Holdings Co., Ltd., dated as of July 23, 2009.*

*10.58	Amendment No. 4 to Solar Wafer Supply Agreement, dated as of September 22, 2009, by and between the Company and Gintech Energy Corporation*

*10.59	Agreement and Plan of Merger by and among the Company, Sierra Acquisition Sub, LLC, Sun Edison LLC, and the Unitholder Representatives, dated as of October 22, 2009.*

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by the Principal Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by the Chief Executive Officer and the Principal Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment of certain portions of this document has been requested.
†	This exhibit constitutes a management contract, compensatory plan or arrangement.