Form 10-K
period 2009-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2010-03-01
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT

PURSUANT TO SECTIONS 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was require to submit and post such files.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant, based upon the closing price of such stock on June 30, 2009 of $17.81 as reported by the New York Stock Exchange, and 223,547,607 shares outstanding on such date, was approximately $3,979,897,064. The number of shares outstanding of the registrant’s Common Stock as of February 25, 2010, was 227,369,614 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s 2009 Annual Report to Stockholders (Part I and Part II)

2. Portions of the registrant’s 2010 Proxy Statement (Part III)

PART I

Item 1.	Business

Overview

We are a global leader in the manufacture and sale of wafers and have been a pioneer in the design and development of wafer technologies over the past fifty years. With manufacturing and research and development facilities in the U.S., Europe and Asia Pacific, we enable high performance semiconductor and solar applications. Our customers include major semiconductor device and solar cell (device) manufacturers. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch). Since 2007 we have been selling 156 millimeter wafers targeted for solar applications. Depending on market conditions, we also sell intermediate products such as polysilicon, silane gas, ingots and scrap wafers to semiconductor device and equipment makers, solar cell and module manufacturers, flat panel and other industries.

We were formed in 1984 as a Delaware corporation and completed our initial public stock offering in 1995. Our corporate structure includes, in addition to our wholly owned subsidiaries, an 80%-owned consolidated joint venture in South Korea (MEMC Korea Company or MKC).

On November 20, 2009, we consummated the acquisition of Sun Edison LLC (“SunEdison”). As a result of this acquisition, we now engage in the development of solar power plants and commercialization of solar energy. SunEdison was formed in 2003 as a Delaware limited liability company.

Until our acquisition of SunEdison, we were engaged in one reportable industry segment—the design, manufacture and sale of silicon wafers—which was conducted as our Materials Business. From the time of the SunEdison acquisition until the end of fiscal 2009, we were engaged in two reportable segments, Materials Business and Solar Energy Business (d/b/a SunEdison). The financial statements contained in this Form 10-K describe our 2009 results for these two segments. Effective January 1, 2010, we reorganized our historical operations into two separate businesses, and we are now engaged in three reportable industry segments:

•	Semiconductor Materials;

•	Solar Materials; and

•	Solar Energy (d/b/a SunEdison).

Financial segment information for our two reportable segments for 2009 is contained in our 2009 Annual Report, which information is incorporated herein by reference. See Note 20, Notes to Consolidated Financial Statements.

Our principal executive offices are located at 501 Pearl Drive (City of O’Fallon), St. Peters, Missouri 63376, and our telephone number is (636) 474-5000. Our website address is www.memc.com.

Semiconductor Materials Segment

Wafers for Semiconductor Applications. Almost all semiconductor devices are manufactured from silicon wafers. Wafers are becoming increasingly differentiated by specific physical and electrical characteristics such as flatness and defect free, uniform crystal structures. Semiconductor device manufacturers continue to evolve to devices with shrinking geometries with more stringent technical specifications. Wafers required to produce these next generation devices are being developed in larger sizes, with the 300 millimeter wafer now being the primary wafer used today.

We offer wafers with a wide variety of features satisfying numerous product specifications to meet our customers’ exacting requirements. Our wafers vary in size, surface features, composition, purity levels, crystal properties and electrical properties. We provide our customers with a reliable supply of high quality wafers with consistent characteristics.

Our monocrystalline wafers for use in semiconductor applications range in size from 100 millimeter to 300 millimeter and are round in shape for semiconductor customers because of the nature of their processing equipment. Our wafers are used as the starting material for the manufacture of various types of semiconductor devices, including microprocessor, memory, logic and power devices. In turn, these semiconductor devices are used in computers, cellular phones and other mobile electronic devices, automobiles and other consumer and industrial products. Our monocrystalline wafers for semiconductor applications include four general categories of wafers: prime, epitaxial, test/monitor wafers and silicon-on-insulator (SOI) wafers. In 2009, we commenced shipments of commercial quantities of SOI wafers.

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

Test/Monitor Wafers

We supply test/monitor wafers to our customers for their use in testing semiconductor fabrication lines and processes. Although test/monitor wafers are substantially the same as prime wafers with respect to cleanliness, and in some cases flatness, other specifications are generally less rigorous. This allows us to produce some of the test/monitor wafers from the portion of the silicon ingot that does not meet customer specifications for wafers.

Silicon-on-Insulator Wafers

An SOI wafer is a different starting material for the chip making process. SOI wafers have three layers: a thin surface layer of silicon (from a few hundred Angstrom to several microns thick) where the transistors are formed, an underlying layer of insulating material, and a support or “handle” bulk silicon wafer. The insulating layer, usually made of silicon dioxide, is referred to as the “buried oxide” or “BOX” layer, and is usually a few thousand Angstroms thick. Transistors built within the top silicon layer typically switch signals faster, run at lower voltages, and are much less vulnerable to signal noise from background cosmic ray particles. Each transistor is isolated from its neighbor by a complete layer of silicon dioxide.

Sales and Marketing. We market our semiconductor wafer products primarily through a direct sales force. We have customer service and support centers through a global network in various countries, including in China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United States. A key element of our sales and marketing strategy is establishing and maintaining close relationships with our customers. We accomplish this through multi-functional teams of technical, sales and marketing, and manufacturing personnel. These teams work closely with our customers to optimize our products for their current and future production processes, requirements and specifications. We monitor changing customer needs and target our research and development and manufacturing to produce wafers adapted to each customer’s processes, requirements and specifications. We make sales of semiconductor wafers principally through agreements of one year or less (such agreements often are of three months or six months duration), which specify price and typically indicate only estimated volumes or market share.

We sell some of our semiconductor wafers to certain customers under consignment arrangements. Generally, these consignment arrangements require us to maintain a certain quantity of wafers in inventory at the customer’s facility or at a storage facility designated by the customer. Under these arrangements, we ship the wafers to the storage facility, but do not charge the customer or recognize revenue for those wafers until title passes to the customer. Title passes when the customer pulls the product from the assigned storage facility or storage area or, if the customer does not pull the product within a stated period of time (generally 60-90 days), at the end of that period, or when the customer otherwise agrees to take title to the product. Until that time, the wafers are considered part of MEMC’s inventory and are reflected on MEMC’s books and records as inventory. As such, these consignment arrangements are essentially inventory transfer arrangements. At December 31, 2009, we had approximately $18.9 million of inventory held on consignment, compared with approximately $15.1 million held on consignment at December 31, 2008.

Manufacturing. To meet our semiconductor wafer customers’ needs worldwide, we have established a global manufacturing network consisting of nine manufacturing facilities as of December 31, 2009. In an effort to reduce manufacturing costs and to shift manufacturing to locations closer to our customers, in 2009 we committed to terminate certain manufacturing in St. Peters, Missouri and Sherman, Texas. We intend to stop all wafer production at the St. Peters plant by the end of 2010 and all crystal and epi production at that plant by the end of the first half of 2011. We intend to cease production of silicon crystal ingots and wafers at our Sherman, Texas plant and phase out all production at that plant by the first quarter of 2011. After this phasing out, we intend to sell the Sherman, Texas facility. We plan to transfer these operations to our new semiconductor wafer manufacturing facility in Ipoh, Malaysia. We intend to complete construction on this facility and commence shipments from this facility in late 2010. MEMC corporate headquarters, research and development and advanced SOI manufacturing operations are expected to continue at the St. Peters facility.

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

After the crystal ingot is grown, we grind the ingots to the specified size and slice them into thin wafers. Next, we prepare the wafers for surface polishing with a multi-step process using precision wafer planarization machines, edge contour machines and chemical etchers. Final polishing and cleaning processes give the wafers the clean and ultraflat mirror polished surfaces required for the fabrication of semiconductor devices. We further process some of our products into epitaxial wafers by utilizing a chemical vapor deposition process to deposit a single crystal silicon layer on the polished surface.

Our semiconductor wafer manufacturing facilities vary as to their capabilities and functions. In certain of our manufacturing facilities we have fully integrated manufacturing capabilities that encompass the full range of wafer manufacturing process steps, including ingot growth, wafer slicing, wafer polishing and epitaxial deposition. We conduct certain of our processes in state-of-the-art clean room environments.

Raw Materials. We obtain our requirements for several raw materials, equipment, parts and supplies from some sole suppliers, in addition to other sources. The main raw material in our semiconductor wafer manufacturing process is polysilicon. See the description of our polysilicon production below under “Solar Materials Segment—Raw Materials.”

Customers. Our semiconductor wafer customers include virtually all of the world’s major semiconductor device manufacturers, including the major memory, microprocessor and ASIC manufacturers and the world’s largest foundries.

Competition. The market for semiconductor wafers is competitive. We compete globally and face competition from established manufacturers. Our major worldwide competitors are Shin-Etsu Handotai, SUMCO, Wacker Siltronic and Covalent. Our wafers compete on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We believe we are competitive on the basis of these factors.

Solar Materials Segment

Wafers for Solar Applications. Our solar wafers are used as the starting material for crystalline solar cells. Customers using crystalline wafers for solar applications utilize wafers that are square or pseudo-square in nature so that they fit optimally into solar modules (panels) and convert energy from the sun into usable electrical energy.

Historically, the vast majority of our wafers for solar applications have been multicrystalline 156 millimeter square wafers. We believe the market for both multicrystalline wafers as well as monocrystalline wafers for solar applications will grow rapidly in the future. We intend to increase our ability to manufacture and sell monocrystalline wafers. To date, we have sold relatively small quantities of monocrystalline wafers for solar applications.

Manufacturing. We primarily utilize subcontractors to convert our polysilicon into wafers for solar applications. We also manufacture some monocrystalline wafers for solar applications internally. We have recently announced our plans to construct a solar wafer manufacturing facility, which we intend to bring online in 2010. We intend to continue to use subcontractors for part of our solar wafer manufacturing needs.

Raw Materials. The main raw material in our wafer production process is polysilicon. We use two types of polysilicon: granular polysilicon and chunk polysilicon. We produce all of our requirements for granular polysilicon at our facility in Pasadena, Texas. We produce chunk polysilicon in our Merano, Italy facility. From time to time, we also buy some chunk polysilicon on the open market. Chunk polysilicon can be substituted for granular polysilicon, although our manufacturing throughput and yields could be adversely affected. We believe our ability to meet virtually all of our polysilicon requirements through our in-house capabilities provides us with a potential advantage to compete more effectively. Although we completed initial expansions in our Pasadena facility and Merano facility in 2007 and 2008, we have also previously announced our plans to further expand our polysilicon production capacity over the next few years, and we continue to work toward these polysilicon capacity expansion targets, with an additional expansion of our Merano, Italy facility scheduled to come online in 2010. We sell limited amounts of polysilicon to third parties from time to time. We obtain our requirements for several raw materials, equipment, parts and supplies for solar wafer manufacturing from some sole suppliers.

Sales, Marketing and Customers. We previously announced the execution of long-term supply agreements with four major solar wafer customers between July 2006 and July 2008 with ten year terms that specify price and volume for the length of the agreements. In 2009, we amended the agreements with two of these customers to reduce the wafer prices and, in exchange, received an increase in minimum volumes to be purchased under the agreements. In January 2010, we amended our long-term supply agreement with a third customer to reduce wafer prices and significantly reduce minimum quantities. In addition to our four long-term supply agreement customers, we took steps in 2009 to expand and diversify our solar wafer customer base, adding over 20 additional customers.

Competition. The market for solar materials is competitive. We compete globally and face competition from established manufacturers. Our major solar wafer competitors are LDK Solar, Renesola, Jiangsu Shunda, M. Setek and SAS (Sino American Silicon Products), and in polysilicon, our competitors include Hemlock Semiconductor Corporation and Wacker Polysilicon. In addition, vertically integrated solar companies such as REC Group, SolarWorld AG, Yingli and Trina Solar, also compete in the solar materials market. Our wafers compete on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We believe we are competitive on the basis of these factors.

Solar Energy Segment (d/b/a SunEdison)

SunEdison Overview. Through our SunEdison subsidiary, we are a leading North American solar energy services provider with over 330 solar energy systems, representing approximately 108 megawatts, or MW, of solar energy generating capacity under management as of December 31, 2009, including over 250 systems installed, financed and operating pursuant to power purchase agreements, over 40 systems which have been sold to end-use customers which SunEdison continues to monitor and over 30 systems which SunEdison did not install but provides monitoring services to system owners. SunEdison has also sold more than 5 MW of solar energy systems through direct sales to end-use customers where no operation and maintenance services are provided. In the future, we will likely increase the mix of direct sales versus those solar energy systems that are financed or sold and then leased back from the financial buyer or lessor.

We provide our customers with a simplified and economical way to purchase renewable energy, by delivering solar power to them under long-term power purchase arrangements and feed-in tariff arrangements. Our SunEdison business is heavily dependent upon government subsidies, including U.S. federal incentive tax credits, state-sponsored energy credits and foreign feed-in tariffs. Our current SunEdison business would not be profitable without these incentives. Our customers pay us only for the electricity output generated by the solar energy systems we install on their rooftops, or other property, thereby avoiding the significant capital outlays otherwise usually associated with power plant projects, including typical solar power plants. Once installed, our solar energy systems provide energy savings to customers and enable them to hedge a portion of their energy costs against volatile electricity prices by generating electricity during daylight hours when electricity prices are typically highest.

Our SunEdison business provides solar energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market to provide a more comprehensive and cost effective service to our customers. We purchase a variety of solar modules and other system components from multiple suppliers (primarily crystalline silicon but also thin-film), allowing us to optimize system performance, reduce system costs and ultimately benefit from the long term innovation and cost reduction trends of the solar industry.

Our objective is to develop and operate a portfolio of solar power generation assets that serve as a cost-effective clean energy alternative to central-generated power in select markets throughout North America, Europe, the Middle East and, in the future, India and China. Our long-term objective is for our costs to generate electricity to reach grid parity with traditional energy alternatives without government incentives or subsidies. We also intend to leverage our customer relationships and on-site customer presence to obtain long-term contracts for operations and maintenance services.

Our portfolio of solar power generation assets generates revenue from the sale of electricity pursuant to long-term, typically 20-year, solar power services agreements and feed-in tariffs and the receipt and sale of renewable energy incentives, including renewable energy credits (“RECs”), pursuant to agreements of varying lengths depending upon the market in which they are sold. We also generate cash flow from operations and maintenance agreements related to these solar energy systems.

Our SunEdison business is focused on the installation of solar energy systems that are connected to the electricity grid. A wide variety of international and U.S. federal, state and local government and utility commission rules, regulations and policies affect our ability to conduct our business as well our customers’ demand for solar energy systems. See “—Regulation,” below.

Sales, Marketing and Customers. SunEdison markets its solar energy generation, monitoring and maintenance services primarily through a direct sales force, and also through local or regional solar channel partners both domestically and internationally. A key element of our sales and marketing strategy is establishing and maintaining close relationships with our customers. We accomplish this through multi-functional teams of marketing, sales, technical and legal personnel. Our largest five customers by megawatts installed in our SunEdison business for 2009 were The Ontario Power Authority, Duke Energy, Kohl’s, Walgreens, and Staples, Inc.

Domestic Marketing and U.S. Customers. Our U.S. customers fall into three categories: (i) commercial customers, which principally include large, national retail chains and real estate property management firms; (ii) federal, state and municipal governments; and (iii) utilities.

For our commercial customers, our business model centers on entering into long-term power purchase agreements where our customers purchase electricity at a pre-determined price for an extended period of time, which may be up to twenty years. Under these arrangements, we generally agree to sell, and the customer agrees to buy, all of the electricity produced by a solar energy system which is installed on the rooftops of their stores or on their other property. We structure these contracts so that the customer pays us a price per kilowatt hour that is competitive with the price charged by the customer’s local electric utility. Our commercial customers are primarily large companies that operate on a national or regional basis. These customers have certain attributes that make them good candidates for our services, such as multiple locations with large rooftops or unused land, strong credit quality, large electricity consumption requirements and appropriate load usage.

Our approach to government customers is similar to that with commercial customers. Government customers also purchase power under long-term power purchase agreements; however, our government customers generally tend to be interested in single large solar energy systems rather than focusing on installing systems at multiple locations. Our solar energy services provide several benefits tailored to government customers, including helping them to achieve renewable energy mandates and allowing them to capture tax incentives for which they would not otherwise qualify.

We typically enter into two kinds of agreements with utility customers—long-term power purchase agreements and agreements to sell RECs. Our power purchase agreements, similar to our agreements with commercial and government customers, provide for the sale of electricity to the utility at a contracted price, typically over a twenty-year term. The benefits to our utility customers of entering into a power purchase agreement with us include: (i) our solar energy systems allow utilities to satisfy increasing interest by their customers and regulators in purchasing electricity generated by solar and other renewable energy sources; (ii) our distributed generation system can help utilities balance grid electricity demands and meet their ongoing generation, transmission and distribution requirements in order to supply electricity to their end-customers, while avoiding expensive and potentially difficult new generation, transmission and distribution investment and construction; and (iii) because the pricing of the electricity generated by our solar energy systems takes into account all available federal and state tax incentives, which certain not-for-profit utilities are not entitled to benefit from directly, our solar energy systems offer utilities a mechanism through which to indirectly benefit from these tax incentives. We sell RECs that are generated by our solar energy systems to utilities to assist them in complying with their renewable energy regulatory requirements that require them to produce a specified percentage of their electricity from renewable energy sources. We also sell RECs to non-utility customers, including hedge funds and other investors.

International Marketing and Foreign Customers. To date, our international business operations have focused on Canada, Spain, Italy, Israel and the United Arab Emirates. In the future, we expect to expand our marketing and sales to additional countries in Europe, the Middle East and North Africa, as well as India and China. We are developing solar energy systems in Canada, Spain and Italy where the governments have established feed-in tariff arrangements. Pursuant to these feed-in tariff arrangements, the local utility buys all of the electricity that a solar energy system generates and feeds that electricity into the electricity grid. We have entered into a joint venture and license agreement to facilitate developing solar energy systems in Israel and entered into an engineering, procurement and construction agreement for a system in Abu Dhabi.

In our international operations, we either develop projects ourselves or enter into strategic alliances or partnership arrangements with project developers with extensive knowledge of the local licensing, permitting, land siting and other legal aspects of developing a solar energy system in each given country or region. Under these arrangements, our local partners generally obtain the necessary permits, authorizations, licenses and land rights for the development of solar energy system, and we manage the engineering, construction, procurement, installation and financing of the solar energy system. We may also retain an operations and maintenance agreement to service the system for an extended period of time.

Project Finance

Our SunEdison business typically generates cash upon deployment of a completed solar energy system and during the term of the related power purchase agreement or feed-in tariff arrangement. While we begin to arrange for project financing before and during construction of our solar energy systems, this financing is generally not finalized until construction is at or near completion.

        We utilize a variety of project- and debt-financing structures to arrange long-term financing for our systems, including construction finance. In the United States, our long-term financing primarily consists of selling the solar energy system to a third-party and leasing it back for an extended period of time. These leases are typically accounted for as capital leases on our balance sheet. See Note 2 to Notes to Consolidated Financial Statements. In Canada and Europe, we typically obtain term debt financing with a maturity date tied to the date the applicable feed-in tariff expires. Alternatively, in lieu of financing solar energy systems, we may choose to sell a portion of our systems portfolio to third parties.

Operations and Maintenance

Our service personnel are responsible for the operation and maintenance of our portfolio of solar energy systems. We may also provide operations and maintenance services to solar energy systems that are neither owned nor installed by us. The services provided by our service team include the following:

•

Solar Monitoring. Our renewable operations center (ROC) provides monitoring of solar energy systems and measures output in 15-minute increments. This enables us to dispatch repair crews as needed based on system performance and conditions. Our customers are also able to access the data for their system remotely through our online customer portal.

•	Solar Production Assurance. Our service contracts cover preventative maintenance to ensure the optimal level of performance and electrical generation for the solar energy system.

Suppliers

Our solar module suppliers generally warrant that the power output of the modules will be at least 90% of the manufacturer’s minimum power rating for 10 years and at least 80% for 25 years. Inverter suppliers generally provide a performance guarantee in the form of a product workmanship warranty for between five and fifteen years. In the event that a module or inverter fails in the future, we will repair or replace the failed module or inverter and then look to the supplier for compensation.

Competition

The solar power market in general competes with conventional fossil fuels supplied by utilities and other sources of renewable energy such as wind, hydro, biomass, concentrated solar power and emerging distributed generation technologies such as micro-turbines and fuel cells. Furthermore, the market for solar electric power technologies is competitive and continually evolving. We believe our major competitors in the solar energy services provider market include SunPower Corporation, First Solar, Inc., Recurrent Energy, Inc., T-Solar Global, S.A. and Fotowatio Renewable Ventures. We may also face competition from some of our solar wafer customers (solar cell and module suppliers), who may develop solar energy system projects internally that compete with our product and service offerings, or who may enter into strategic relationships with or acquire other existing solar power system providers. We also compete to obtain limited government funding, subsidies or credits. In the large-scale on-grid solar power systems market, we face direct competition from a number of companies, including those that manufacture, distribute, or install solar power systems, as well as construction companies that have expanded into the renewable sector. In addition, we will occasionally compete with distributed generation equipment suppliers.

We generally compete on the basis of the price of electricity we can offer to our customers; the ability to install high quality solar energy systems that are generally free from system interruption and that preserve the integrity of our customers’ properties; our continuing long-term solar services (operations and maintenance services); quality and reliability; the ability to serve customers in multiple jurisdictions; and the scope of our system monitoring and control services.

Regulation

Our SunEdison business is not a “regulated utility” under applicable national, state or other local regulatory regimes where SunEdison conducts business. In the United States, SunEdison obtains federal and state regulatory exemptions by establishing “Qualifying Facility” status with the Federal Energy Regulatory Commission (“FERC”) for all of its solar energy projects. These exemptions apply to the regulation of rates of electricity sales, and otherwise to federal and state laws regarding the financial and organizational regulation of electric utilities. For some of SunEdison’s large utility-scale projects, the utility that is purchasing the energy must seek state regulatory approval of its power purchase agreements entered into with SunEdison. Additionally, as SunEdison’s utility-scale business grows to entail sales of electricity from solar energy systems greater than 20 MW, SunEdison will need to seek and obtain standardized “Power Marketer Licenses” from FERC in order to undertake sales of power from such large facilities. In Europe and in Canada, SunEdison and its subsidiaries are also generally subject to the regulations of the relevant energy regulatory agencies applicable to all producers of electricity under the relevant feed-in tariff regulations (including the feed-in tariff rates).

Additionally, interconnection agreements are required for virtually all of the SunEdison’s projects. Depending on the size of the system and local law requirements, interconnection agreements are between the local utility and either SunEdison or its customer in the United States. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection agreements. As such, no additional regulatory approvals are required once interconnection agreements are signed.

Research and Development

Semiconductor Materials. The semiconductor wafer market is characterized by continuous technological development and product innovation. We believe that continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position. Our goal in research and development is to maintain a close working relationship with our customers to continually develop new products and refine existing products to meet the needs of the marketplace. Our research and development model combines engineering innovation with specific commercialization strategies. Our model closely aligns our technology efforts with our customers’ requirements for new applications. We accomplish this through a better understanding of our customers’ technology requirements and through targeted research and development projects aimed at developing products to meet those technology requirements and applications. Some of these projects involve formal and informal joint development efforts with our customers.

In addition, in order to strengthen our customer relationships and interaction and to better target our research and development efforts, we assign research and development engineers to key customers worldwide. We do this through our Applications Engineering Group, in our R&D laboratories located in the United States, Italy, Japan, South Korea and Taiwan, as well as field and resident engineers located at strategic locations throughout the world. The primary purpose of the Applications Engineering Group is to establish a close, technical working relationship with our customers to obtain a better knowledge of our customers’ materials requirements.

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

In addition to our focus on advancements in wafer material properties, we also continue to invest in research and development associated with larger wafer sizes. We produced our first 300 millimeter wafer in 1991 and continue to enhance our 300 millimeter technology program using our staff of research and development scientists, engineers and technicians located primarily in our St. Peters, Missouri and Utsunomiya, Japan facilities. In addition, we continue to focus on process design advancements to drive cost reductions and productivity improvements. We produced our first 450 millimeter wafer in 2008, but to date we have only produced minimal quantities of wafers at this size.

We have also entered into a license agreement for certain layer-transfer wafer technology use in our SOI operations. We recently reached commercial production capability for 200 millimeter and 300 millimeter SOI wafers using a dedicated group of engineers and scientists located in our St. Peters, Missouri facility.

Solar Materials. The solar wafer market is characterized by intense cost pressures and competition from thin film technologies. We believe that the timely development of high productivity / low cost processes, enhancements to existing products, and development of new wafer products is essential to maintain our competitive position. Our goal in solar materials research and development is to maintain a close working relationship with both our customers and research facilities to continually evaluate the wafer contribution to solar cell product performance and to develop products capable of enhancing solar cell performance while meeting the cost goals necessary to grow the solar market. We accomplish this by closely linking our research and development project and goals to the current and future technology requirements of our solar cell/module customers. Some of these projects involve formal and informal joint development efforts with our customers.

We devote solar materials research and development resources in the areas of polysilicon production, crystallization, and wafering. The research and development efforts in these areas are directed towards overall cost reduction while improving the electrical conversion efficiency potential of the silicon wafer and reducing silicon wafer thickness. We have dedicated engineers and scientists, located primarily in our St. Peters, Missouri, Pasadena, Texas and Merano, Italy facilities, to develop high productivity, low cost, and ultrapure polysilicon fabrication processes. In conjunction with these efforts, we are developing high productivity, high recombination lifetime, low defect density multicrystalline and monocrystalline silicon crystallization processes using a team of engineers and scientists located primarily in our St. Peters, Missouri, Chonan, South Korea, and Merano, Italy facilities. Finally, we are developing wafering technologies that enable scaling to smaller wafer thickness while increasing the productivity of the wafering process, with both of these factors contributing to less silicon cost to our customer’s solar product.

In addition, in order to strengthen our customer relationships and interactions and to better target our research and development efforts, we assign research and development engineers to key customers worldwide. We do this through our Applications Engineering Group, in our R&D laboratories located in the United States, Italy, Japan, South Korea and Taiwan, as well as field and resident engineers located at strategic locations throughout the world. The primary purpose of the Applications Engineering Group is to establish a close, technical working relationship with our customers to obtain a better knowledge of our customers’ materials requirements.

Solar Energy. The Applied Engineering and Development Group for our SunEdison business is focused on reducing the levelized cost of electricity in SunEdison photovoltaic installations. As a solar energy services provider, new technology evaluation is a critical part of this effort. The Applied Engineering and Development Group evaluates emerging industry solutions in the areas of module, inverter and balance of systems components. Technology evaluation is pursued through analysis, test, demonstration and development. SunEdison became a founding member of the Solar Technology Acceleration Center, an 80 acre facility in Aurora, Colorado, in 2008 in order to further this effort. The other founding partners include Xcel Energy and Abengoa Solar. Sponsoring partners include the National Renewable Energy Lab (NREL) and the Electric Power Research Institute. In addition to external technology evaluation, the Applied Engineering and Development Group leads efforts to reduce the levelized cost of electricity through internal product development of system components, with particular emphasis on module mounting components.

The SunEdison R&D team also leads a cross functional continuous improvement process within the company to analyze and improve the performance of SunEdison’s operational systems. This effort focuses on propagating best practices, increasing energy production and minimizing the frequency and impact of system outages. Through these combined efforts, SunEdison strives to reduce the cost of electricity delivered to our customers while improving the quality and reliability of our systems throughout their operational life.

Proprietary Information and Intellectual Property

We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We protect our intellectual property rights based on patents and trade secrets. As of December 31, 2009, we owned of record or beneficially approximately 233 U.S. patents, of which approximately 31 will expire within the next five years, approximately 117 will expire between six and ten years, and approximately 85 will expire after ten years. As of December 31, 2009, we owned of record or beneficially approximately 486 foreign patents, of which approximately 26 will expire within the next five years, approximately 269 will expire between six and ten years, and approximately 191 will expire after ten years. These foreign patents are generally counterparts of our U.S. patents. As of December 31, 2009, we had approximately 87 pending U.S. patent applications and approximately 278 pending foreign patent applications. The patents we beneficially own relate to polysilicon technology. We exclusively licensed these beneficially owned patents from Albemarle Corporation in connection with our purchase of Albemarle’s granular polysilicon business in 1995. We may request that these patents be assigned to us at any time in exchange for a nominal purchase price.

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims against us.

Customer Concentration

In 2009, one customer, Suntech Power Holdings, accounted for 23% of our 2009 consolidated revenue. No other single customer accounted for more than 10% of our 2009 consolidated revenue.

Employees

At December 31, 2009, we had approximately 4,568 full time employees and approximately 575 temporary workers worldwide. We have approximately 2,097 unionized employees in our facilities located in St. Peters, Missouri, Pasadena, Texas, South Korea, Italy and Japan. We have not experienced any material work stoppages at any of our facilities due to labor union activities during the last several years. We believe our relations with our employees are generally good.

Geographic Information

Information regarding our foreign and domestic operations is contained in Note 20, “Reportable Segments,” of Notes to Consolidated Financial Statements included in our 2009 Annual Report, which information is incorporated herein by reference.

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

This Annual Report on Form 10-K contains “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995, including those set forth under “Item 1. Business” and “Item 3. Legal Proceedings” and those incorporated herein by reference from our 2009 Annual Report. In addition to the business risks and uncertainties discussed elsewhere in this Form 10-K, the following are important risk factors which could cause actual results and events to differ materially from those contained in any forward-looking statement made by us.

Risks Related to Demand for Our Products and Services

Our Semiconductor Materials business segment depends on the semiconductor device industry, and if that industry experiences a downturn, our sales could decrease and we could be forced to reduce our prices while maintaining fixed costs, all of which could have significant negative effects on our operating results and financial condition.

Our Semiconductor Materials business depends in large part upon the market demand for our customers’ semiconductor devices that are utilized in electronics applications. The semiconductor device industry experiences:

•	rapid technological change;

•	product obsolescence;

•	changes in product mix;

•	price erosion; and

•	fluctuations in product supply and demand, some of which fluctuations can be severe.

From time to time, the semiconductor device industry has experienced significant downturns. These downturns often occur in connection with declines in general economic conditions. Some of these downturns have lasted for more than a year and have resulted in a substantial decrease in demand for our products. In the fourth quarter of 2008 demand for wafers for semiconductor applications dropped by 36% on a quarter-to-quarter basis according to SEMI (the industry association serving the manufacturing supply chains for the microelectronic, display and photovoltaic industries), and this reduced demand continued in the first quarter of 2009. Accordingly, demand for our materials products was down during this period. Although demand increased in the last three quarters of 2009, it was still less than the demand prior to the fourth quarter of 2008. If the semiconductor device industry experiences future downturns, or if the current downturn lingers, we will face pressure to reduce prices and we may need to further rationalize capacity and reduce fixed costs. If we are unable to reduce our expenses sufficiently to offset reductions in price and volume, our operating results and financial condition will be materially adversely affected.

Our Solar Materials and SunEdison businesses depend on the solar industry, which is driven largely by availability and size of government and economic incentives which could be reduced or eliminated, resulting in decreased demand for our solar wafers and SunEdison’s services, which could have significant negative effects on our operating results and financial condition.

In the fourth quarter of 2008, solar industry demand dropped by as much as 50% on a unit basis, and this softening in demand continued for the first quarter of 2009, experiencing some recovery for the rest of 2009. Today’s solar industry demand appears to be mainly driven by the availability and size of government and economic incentives related to the use of solar power, because today the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, government bodies in many countries, most notably Germany, Italy, Spain and Japan, have historically provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. Recently, some countries have reduced the rates paid to solar power system owners for generating electricity under their respective feed-in-tariff programs. These government economic incentives could be reduced or eliminated altogether, especially in light of the ongoing worldwide economic crisis. In addition, some of these solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for our wafers and our customers’ products.

An excess of polysilicon supply and increased use of thin-film cells could adversely affect sales of our solar wafers, forcing us to reduce prices in order to maintain or gain market share, which could have a material adverse effect on our operating results and financial condition.

In the past few years, a large number of companies have announced plans to produce polysilicon. In addition, in part due to the lack of available polysilicon supply occurring in 2005 through 2007, a number of companies began manufacturing thin-film solar cells, which are intended to obviate the need for crystalline-based solar wafers of the type sold by us. Both new available polysilicon supply and the increased use of thin-film cells by our customers or other solar cell and module companies could lead to an excess supply of available material. In the event of oversupply, such as that which occurred in late 2008, throughout 2009, and likely continuing in 2010, we may need to reduce our prices on solar wafers to retain or gain market share. In the past we have agreed to price reductions with some of our customers, including customers with whom we have long term supply agreements, and we may need to do so again in the future, which could have a material adverse effect on our operating results.

Existing regulations and policies governing the electric utility industry, as well as changes to these regulations and policies, may adversely affect demand for our Solar Materials and SunEdison products and services and materially adversely affect our business, financial condition and results of operations.

The market for electricity generation is heavily influenced by federal, state and local government regulations and policies concerning the electric utility industry, as well as policies promulgated by public utility commissions and electric utilities. These regulations and policies govern, among other matters, electricity pricing and the technical interconnection of distributed electricity generation to the grid. The regulations and policies also regulate net metering, which relates to the ability to offset utility-generated electricity consumption by feeding electricity produced by renewable energy sources, such as solar energy, back into the grid. Utility customer purchases of alternative energy, including solar energy, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our solar energy systems and solar wafers. Changes in consumer electricity tariffs or peak hour pricing policies of utilities, including the introduction of fixed price policies, could also reduce or eliminate the cost savings derived from solar energy systems and, as a result, reduce our customer demand for our systems.

If we are unable to enter into new financing agreements when needed, or upon desirable terms, for the construction and installation of our solar energy systems, or if any of our current financing partners discontinue or materially change the financing of our systems, we may be unable to finance our projects or our borrowing costs could increase, which would have a material adverse effect on our business, financial condition and results of operations.

We typically rely on credit facilities to fund the up-front costs associated with the design, construction and installation of our solar energy systems and the purchase of components, such as solar modules and inverters, for our systems. In addition, we secure long-term financing upon completion of our solar energy systems and use the proceeds to refinance the debt incurred for the design, construction and installation of the solar energy systems, as well as to generate profits and cash-flow for our business. Without access to sufficient and appropriate financing, or if that financing is not available at desirable rates or on terms we deem appropriate, we would be unable to grow our SunEdison business by increasing the number of solar energy systems we are simultaneously developing. Our ability to obtain additional financing in the future depends on banks’ and other financing sources’ continued confidence in our business model and the renewable energy industry as a whole. Solar energy has yet to reach widespread market penetration and is highly dependent on continued support in the form of performance-based incentives, rebates, tax credits, feed-in tariffs and other incentives from federal, state and foreign governments. If this support were to dissipate, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. As of December 31, 2009, we do not have any dedicated solar financing to support SunEdison’s current backlog, and our current cash and financing sources may be inadequate to support our business plans. Our failure to obtain necessary financing to fund our operations would materially adversely affect our business, financial condition and results of operations.

In addition, to date we have obtained financing for our SunEdison business from a limited number of financial institutions. If any of these financial institutions decided not to continue financing our solar energy systems, or materially changed the terms under which they are willing to provide financing, we could be required to identify a new financial institution and negotiate new financing documentation. The process of identifying a new financing partner and agreeing on all relevant business and legal terms could be lengthy and could require us to reduce the rate of the growth of our business until such new financing arrangements were in place. In addition, there can be no assurance that the terms of the financing provided by a new financial institution would compare favorably with the terms available from our current financing partners. Our inability to secure financing could lead to cancelled projects, reduced deal flow or we could be forced to finance the construction and installation of solar energy systems ourselves. In any such case, our borrowing costs could increase, which would have a material adverse effect on our business, financial condition and results of operations.

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

Risks Related to our Supply Chain and Supply Channels

Our dependence on single and limited source suppliers in our Semiconductor and Solar Materials businesses could harm our production output and adversely affect our manufacturing throughput and yield, which could also have a material adverse effect on our operating results.

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

Significant payments required from us under take-or-pay contracts could have a material adverse effect on our financial results.

We have long term annual take-or-pay contracts with certain suppliers of precursor raw materials. If we fail to take the required annual amounts under those contracts, we are required to make payments to the supplier and those payments could be significant. For 2009, we made a payment to one such supplier of $13.7 million because we did not take the required amount of raw material in 2008. We also had a purchase shortfall from this supplier for 2009, and we made a payment of approximately $15.9 for 2009 related to this shortfall in January 2010. These payments, both in 2010 and if required in future years, could have a material adverse effect on our operating results.

We are currently dependent on a limited number of third-party suppliers for certain components for our solar energy systems, which could result in sales and installation delays, cancellations, liquidated damages and loss of market share for our SunEdison business.

We rely on a limited number of third-party suppliers for certain components for our solar power systems, such as modules and inverters. If we fail to develop or maintain our relationships with these suppliers, we may be unable to install our solar power systems on time, or only at a higher cost or after a long delay, which could prevent us from delivering our solar power systems to our customers within required timeframes. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. In addition, the current economic environment and credit markets could limit our suppliers’ ability to raise capital if required to expand their production or satisfy their operating capital requirements. The failure of a supplier to supply components in a timely manner, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to install solar power systems or may increase our costs.

Risks Related to Our Operations

If we do not continue to reduce our manufacturing costs and operating expenses, we may not be able to compete effectively in the semiconductor and solar wafer industries.

The success of our Semiconductor Materials and Solar Materials businesses depends, in part, on our continuous reduction of manufacturing costs and leveraging of operating expenses. These businesses have experienced price erosion throughout 2009. If we are not able to reduce our manufacturing costs and leverage our operating expenses sufficiently to offset future price erosion, our operating results will be adversely affected. We cannot assure you that we will be able to continue to reduce our manufacturing costs and leverage our operating expenses. Moreover, any future reduction of headcount or closure of one or more of our manufacturing facilities may adversely affect our ability to manufacture wafers in required volumes to meet customer demand and may result in other production disruptions, and could require us to take an excess capacity or impairment charge, which could have an adverse effect on our operating results.

Our expansion of manufacturing volume and capacity at other locations, and relocation of certain U.S. manufacturing operations to our new Ipoh, Malaysia facility, present business risks which could materially adversely affect our results of operations.

We have invested significantly, and are continuing to invest, in expanding our raw material (polysilicon) production capacity and our 300 millimeter production capacity; bringing our own solar wafer (156 millimeter) manufacturing facility online in late 2010; and relocating certain Semiconductor Materials manufacturing capacity to Ipoh, Malaysia. Expansion of 300 millimeter and 156 millimeter wafer manufacturing production capacity, startup of our Ipoh, Malaysia semiconductor manufacturing facility, and expansion of our Merano, Italy polysilicon facility are subject to risks such as availability of capital equipment; delays in construction or installation and related technical difficulties in ramping such new capacity to significant production levels; availability of additional precursor raw materials; timing of production ramp; and qualification of new facilities for new and existing customers. The expansion of our 156 millimeter solar wafer manufacturing is also subject to additional risks, including refining and adapting our manufacturing technologies to customer requirements; identifying and managing qualified subcontractors to manufacture 156 millimeter wafers while we build and ramp our own solar wafer manufacturing facility; and establishing and maintaining sufficient internal research and development, marketing, sales, production and customer service infrastructure to support this effort.

In order to succeed in these planned expansions and relocations, and increased quantities of wafer deliveries, we will need to devote capital expenditures as well as the investment of management time and related resources to successfully execute these planned expansions and relocations. This could disrupt our existing business, affect our operating results and distract our management team. There can be no assurance that we will be able to successfully reach our production, timing and cost goals for our planned expansions and relocations as customer specifications and demand evolve. Use of capital and management resources that otherwise would have been made available to expand other parts of our business could have material adverse consequences on our results of operations if we fail to manage these expansions and relocations successfully.

Because we cannot easily transfer production of specific products from one of our manufacturing facilities to another, manufacturing delays or lack of capacity or output at a single facility could result in a loss of product volume in our Semiconductor Materials and Solar Materials businesses.

It typically takes three to nine months or more for our customers to qualify a manufacturing facility to produce a specific product, but it can take longer depending upon a customer’s requirements and market conditions. Interruption of operations or lack of available additional capacity at any of our primary wafer manufacturing facilities could result in delays or cancellations of shipments of wafers and a loss of product volume. Likewise, interruption of operations at our polysilicon manufacturing facilities in Merano, Italy and Pasadena, Texas could adversely affect our wafer manufacturing throughput and yields and could result in our inability to produce certain qualified wafer products, delays or cancellations of shipments of wafers and a loss of product volume. A number of factors could cause interruptions, including extreme weather conditions, such as hurricanes, which are not uncommon in the Pasadena, Texas area, equipment failures, shortages of raw materials or supplies, transportation logistic complications or labor disputes. We have had interruptions of our manufacturing operations for some of these reasons in the past, and could have such interruptions again in the future. Unions represent some of the employees at our wafer facilities in St. Peters, Missouri, Italy and South Korea, and our granular polysilicon facility in Pasadena, Texas. A strike at any of these facilities could cause interruptions in manufacturing. We cannot be certain that alternate qualified capacity would be available on a timely basis or at all.

We may fail to realize the benefits of our announced closing and restructurings.

In March and April 2009, we announced the termination of certain employees in the U.S., Korea and Japan with an expected annualized cost savings of approximately $30 million. In September 2009, we announced that we have committed to termination of all crystal and wafering production at our St. Peters, Missouri and Sherman, Texas plants with an expected additional $55 million in annualized cost savings and productivity improvements. We may be unable to achieve the total annualized cost savings and productivity improvements we currently anticipate as part of the termination of these employees and operations. Failure to achieve those savings, or delays in realizing the cost savings, could have an adverse effect on our financial results.

We may not be able to increase or sustain the recent growth rate of our SunEdison business, and we may not be able to manage its future growth effectively.

SunEdison’s solar energy systems business has grown significantly in the past several years, and we may be unable to increase or sustain this growth in the future. The rapid growth of our solar energy systems business has placed, and will continue to place, a significant strain on our management, personnel, systems and resources. There can be no assurance that we will be able to accomplish these growth objectives successfully, and our failure to do so may restrict our ability to grow our solar energy services business.

SunEdison’s business presents significant new challenges for us and we cannot be certain that we can meet those challenges to successfully develop our solar power projects and energy services business. Future acquisitions may present other integration challenges.

There are significant risks related to the development of solar power plants, including high initial capital expenditure costs to develop and construct functional power plant facilities, the availability of favorable government tax and other incentives, the high cost and potential regulatory and technical difficulties in integrating into new markets, an often limited or unstable marketplace, competition from other sources of electric power, regulatory difficulties including obtaining necessary permits, difficulties in negotiating power purchase agreements with potential customers, educating the market regarding the reliability and benefits of solar energy products and services, costs associated with environmental regulatory compliance, and competing with larger, more established solar energy companies and utilities. There can be no assurance that we will be able to overcome these risks as we develop our solar power projects and energy services business.

We may encounter financial and operational difficulties in integrating the SunEdison business with our current lines of business or in operating the SunEdison business successfully. With the acquisition of SunEdison, although SunEdison is a purchaser of solar modules from certain of our customers, some of the customers for our solar wafers that also develop solar power projects could decide that they will reduce or discontinue their purchase of wafers from MEMC. Such a reduction or cessation of purchases could decrease some of the anticipated synergies we hope to achieve from the SunEdison acquisition, and could have a material adverse effect on our business, results of operations or financial condition.

We cannot be certain of the degree and scope of operational and integration problems that may arise. We anticipate that the SunEdison business will require significant amounts of working capital and other capital. There can be no assurance that the SunEdison business will produce sufficient margins to support the capital required. Historically, the SunEdison business has generated losses as SunEdison has ramped up its operations.

If we find other appropriate opportunities in the future, we may acquire businesses, products or technologies that we believe are strategic. If we acquire a business, product or technology, the process of integration may produce unforeseen operating difficulties and expenditures and may absorb significant attention of our management that would otherwise be available for the ongoing development of our business.

Failure of our third-party subcontractors we use to construct and install our solar energy systems could have a material adverse effect on our reputation and our ability to develop the SunEdison business.

We utilize and rely on third party subcontractors to construct and install our solar energy systems throughout the world. If our subcontractors do not satisfy their obligations or do not perform work that meets our quality standards or if there is a shortage of third-party subcontractors or labor strikes that interfere with our subcontractors’ ability to complete their work on time and/or on budget, we could experience significant delays in our construction operations, which could have a material adverse effect on our reputation and/or our ability to grow our SunEdison business.

The loss of one or more of our customers, or failure of any of those customers to meet their obligations under these agreements could materially adversely affect our results of operations.

One customer in our historical Materials Business accounted for 23% of our consolidated revenue in 2009, compared to 15% of our revenue in 2008 from this same customer. In the aggregate, our top three customers accounted for 39% of our 2009 revenue, compared to 38% of our revenue in 2008 from these same three customers. Our operating results could materially suffer if we experience a significant reduction in, or loss of, purchases by one or more of these companies or by our other top customers.

We have long-term supply agreements with four customers. We had to amend three of these four agreements to reduce the wafer prices and expect to do the same with the fourth customer. There can be no assurance that we will not need to further amend our long-term agreements with these four customers to reduce prices dictated by such agreements, or make changes to other provisions of the agreements. In addition, one of these customers has still not made a scheduled refundable capacity reservation deposit that was due under its agreement in early January 2009. As a result, we cannot be certain that this customer will be able to purchase its required volumes of wafers under its long-term supply agreement with us.

In addition, although the long-term supply agreements with all four of these customers are “take or pay contracts”, there can be no assurance that the customers will be able to fulfill their financial commitments to us in the agreements to pay the associated amounts if they do not fulfill their purchase obligations under the agreements. If we had to stop shipping to a customer who failed to meet its obligations under the long-term supply agreement, we could have excess or idle production capacity which could adversely affect our results of operations.

We face competition in the industries in which we operate, which could force us to reduce our prices to retain market share or face losing market share and revenues.

We face competition in the semiconductor wafer industry from established manufacturers throughout the world, including Shin-Etsu Handotai, SUMCO, Wacker Siltronic and Covalent. We also face competition in the solar wafer industry from established manufacturers throughout the world, including LDK Solar, Renesola, Jiangsu Shunda, M. Setek and SAS (Sino American Silicon Products), and in polysilicon, our competitors include Hemlock Semiconductor Corporation and Wacker Polysilicon. In addition, vertically integrated solar companies such as REC Group, SolarWorld AG, Yingli and Trina Solar, also compete in the solar materials market. We face competition in the solar energy services provider market from SunPower Corporation, First Solar, Inc., Recurrent Energy, Inc., T-Solar Global, S.A. and Fotowatio Renewable Ventures. Some of our competitors have substantial financial, technical, engineering and manufacturing resources to develop products that currently, and may, in the future, compete favorably against our products, and some of our competitors in the solar industry may have substantial government-backed financial resources. We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics. We may need to reduce our prices to respond to aggressive pricing by our competitors to retain or gain market share, which could have a material adverse effect on our operating results.

Our business may be harmed if we fail to properly protect our intellectual property.

We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We try to protect our intellectual property rights based on trade secrets and patents as part of our ongoing research, development and manufacturing activities. We cannot be certain, however, that we have adequately protected or will be able to adequately protect our technology, that our competitors will not be able to utilize our existing technology or develop similar technology independently, that the claims allowed with respect to any patents held by us will be broad enough to protect our technology or that foreign intellectual property laws will adequately protect our intellectual property rights. Moreover, we cannot be certain that our patents provide us with a competitive advantage.

Any litigation in the future to enforce patents issued to us, to protect trade secrets or know how possessed by us or to defend us or to indemnify others against claimed infringement of the rights of others could have a material adverse effect on our financial condition and operating results. From time to time, we receive notices from other companies that allege we may be infringing certain of their patents or other rights. If we are unable to resolve these matters satisfactorily, or to obtain licenses on acceptable terms, we may face litigation, which could have a material adverse effect on us. We are presently involved in multiple cases involving allegations of patent infringement. Regardless of the validity or successful outcome of any such intellectual property claims, we may need to expend significant time and expense to protect our intellectual property rights or to defend against claims of infringement by third parties, which could have a material adverse effect on us. If we lose any such litigation where we are alleged to infringe the rights of others, we may be required to pay substantial damages, seek licenses from others, or change, or stop manufacturing or selling, some of our products. Any of these outcomes could have a material adverse effect on our business, results of operations or financial condition.

Our inability to respond to rapid market changes in the solar energy industry, including identification of new technologies and their inclusion in the services that we offer, will adversely affect our profitability.

The solar energy industry is characterized by rapid increases in the diversity and complexity of technologies, products and services. In particular, the ongoing evolution of technological standards requires products with lower costs and improved features, such as more efficiency and higher electricity output. If we fail to identify or obtain access to advances in technologies, we may become less competitive and less profitable. In addition, we generally enter into long-term supply contracts and may hold a substantial inventory of solar modules and other related equipment that we utilize to provide our solar energy services. Rapid technological changes could result in components that we are contractually committed to purchase or our inventory becoming partially or entirely obsolete or not cost-effective, which could have a material adverse effect on our business, financial condition and results of operations.

A significant deterioration in the financial performance of the United States retail industry could materially adversely affect our Sun Edison business, financial condition and results of operations.

The financial performance of our SunEdison business depends upon the continued viability and financial stability of its retail customers. If the retail industry is materially and adversely affected by an economic downturn, increase in inflation or other factors, one or more of our largest customers could encounter financial difficulty, and possibly, bankruptcy. If one or more of our largest customers were to encounter financial difficulty or declare bankruptcy, they may reduce their power purchase agreement payments to us or stop them altogether. Any interruption or termination in payments by our customers would result in less cash being paid to the special purpose legal entities we establish to finance our projects, which could adversely affect the entities’ ability to make lease payments to the financing parties which are the legal owners of many of our solar energy systems or to pay our lenders in the case of the solar energy systems that we own. In such a case the amount of distributable cash held by the entities would decrease, adversely affecting the cash flows we receive from such entities. In addition, our ability to finance additional new projects with power purchase agreements from such customers would be adversely affected, undermining our ability to grow our business. Any reduction or termination of payments by one or more of our principal customers would have a material adverse effect on our business, financial condition and results of operations.

We are subject to numerous environmental laws and regulations, which could require us to incur environmental liabilities, increase our manufacturing and related compliance costs or otherwise adversely affect our business.

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

Although we are not currently regulated as a utility under U.S. federal or state law or the laws and regulations of our foreign markets, we could become regulated as a utility company in the future.

As a solar energy provider, we currently are not regulated under federal law and most state laws as a utility company because we develop solar systems below a certain size threshold, and therefore are not subject to the various federal and state standards, restrictions and regulatory requirements applicable to U.S. utility companies. In the United States, SunEdison obtains federal and state regulatory exemptions by establishing “Qualifying Facility” status with the FERC for all of its solar energy projects. Additionally, as SunEdison’s utility-scale business grows to entail sales of electricity from solar energy systems greater than 20 MW, SunEdison will need to seek and obtain standardized “Power Marketer Licenses” from FERC in order to undertake sales of power from such large facilities. In Europe and in Canada, SunEdison and its subsidiaries are also generally subject to the regulations of the relevant energy regulatory agencies applicable to all producers of electricity under the relevant feed-in tariff regulations (including the feed-in tariff rates). We are not currently subject to regulation as a utility in the foreign markets in which we provide our solar energy services. However, our business strategy includes the development of larger solar energy systems in the future, which could change our regulatory position. Any local, state, federal or international regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting the sale of electricity by us. If we were deemed to be subject to the same state, federal or foreign regulatory authorities as utility companies, such as the Federal Energy Regulatory Commission, or FERC, in the United States or if new regulatory bodies were established to oversee the solar energy industry in the United States or in our foreign markets, then our operating costs would materially increase.

Our brand and reputation are key assets of our business and if our brand or reputation is damaged, our business and results of operations could be materially adversely affected.

We depend significantly on our reputation for high quality semiconductor materials, solar wafers, solar energy systems and the brand name “SunEdison” to retain our current customers and attract new customers and joint venture partners in order to grow our business. If we fail to deliver our products or solar energy systems within the planned timelines, our products and services do not perform as anticipated or if we materially damage any of our clients’ properties, or cancel projects, our brand name and reputation could be significantly impaired, which could materially adversely affect our business and results of operations.

Capital and Financial Market Risks

The investment of our cash balances and our investments in money market funds, auction rate securities, fixed income funds, individual corporate bonds, asset-backed and mortgage-backed securities and pension plan assets are subject to risks associated with the current worldwide credit and financial market conditions which may cause losses and adversely affect the liquidity or value of these investments.

As of December 31, 2009, we held $64 million of investments in an investment portfolio with a major banking institution. These are invested primarily in individual corporate bonds and asset-backed and mortgage-backed securities. A majority of these investments maintain a floating interest rate based on a range of spreads to the one and three month LIBOR rate. In addition, as of

December 31, 2009, we held $38.4 million of investments related to auction rate securities (ARS). If the credit markets worsen, as they did in 2008, for example, we could suffer additional losses in the value of these investments, which may also lose liquidity.

During November 2008, we accepted an offer from our investment broker to receive an ARS Right that would substantially ensure recovery to par of our ARS between June 2010 and July 2012. We intend to exercise the ARS Right in June 2010; however, in the event that we are unable to recover on this ARS Right, the ARS could result in additional losses.

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

Sales outside of the United States, approximately 87% of all our sales in 2009, expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily related to the Euro, Japanese Yen and Korean Won. Because the majority of our sales are denominated in the U.S. Dollar, if one or more competitors sells to our customers in a different currency than the U.S. Dollar, we are subject to the risk that the competitors’ products will be relatively less expensive than our products due to exchange rate effects. For 2009, approximately 84% of our sales were denominated in U.S. Dollars, compared to approximately 83% in 2008.

We recognized net currency losses totaling approximately $0.8 million in 2009, $3.0 million in 2008, and $1.7 million in 2007. We cannot predict whether the foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our operations and financial results in the future.

If we fail to comply with covenants under our credit facility, the lenders could cause outstanding amounts to become immediately due and payable, and we might not have sufficient funds and assets to pay such loans.

We are party to a $250 million revolving credit facility with Bank of America, N.A. and other lenders named therein. This facility contains certain restrictive covenants. A continuing violation of any of these covenants, which in our industry could occur in a sudden or sustained downturn, would be deemed an event of default under the facility. In such event, upon election of the lenders, the loan commitments under the credit facility would terminate and the loans and accrued interest then outstanding would be due and payable immediately. We may not have sufficient funds and assets to cover any such required payments and may not be able to obtain replacement financing on a timely basis or at all. These events could have a material adverse effect on our business depending on our outstanding balances at that time. As of December 31, 2009, we had no outstanding borrowings under this facility, although we had approximately $83.5 million of outstanding third party letters of credit backed by this facility at such date.

Risks Related to an Investment in Our Common Stock

The market price of our common stock has fluctuated significantly, especially in recent years, and may continue to do so in the future.

The market price of our common stock may be affected by various factors, including:

•

quarterly fluctuations in our operating results resulting from factors such as timing of orders from and shipments to major customers, product mix, competitive pricing pressures and sales of solar energy systems;

•	market conditions experienced by our customers and in the semiconductor industry and solar industry;

•	interruption of operations at our manufacturing facilities or the facilities of our suppliers;

•	announcements of operating results that are not aligned with the expectations of investors;

•	general worldwide macroeconomic conditions;

•	changes in our relationships with our customers;

•	announcements of technological innovations, new products or upgrades to existing products by us or our competitors;

•	developments in patent or other proprietary rights by us or by our competitors; and

•	general stock market trends.

As a participant in both the semiconductor industry and the solar industry, two industries that have often experienced extreme price and trading volume fluctuations that often have been unrelated to the operating performance of an individual company, this market volatility may adversely affect the market price of our common stock.

Strategic acquisitions, such as the SunEdison acquisition, could have a dilutive effect on our current stockholders’ investment.

The acquisition of SunEdison included the initial issuance of approximately 3.8 million shares of our common stock to the equity holders of SunEdison. This and future acquisitions involving issuances of equity securities could have a dilutive effect on our current stockholders’ investment. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing other intangible assets with estimated useful lives, any of which might harm our business, financial condition or results of operations.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act and any adverse results from such evaluation, or the failure to develop internal controls necessary for our SunEdison business to achieve compliance with Section 404, could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act, we are required to furnish a report by our management assessing the effectiveness of our internal control over financial reporting as of the end of our fiscal year. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. The report must also contain a statement that our auditors have issued an attestation report on management’s assessment of our internal controls over financial reporting.

We recently acquired SunEdison, which was not previously subject to the requirements of Section 404 of the Sarbanes-Oxley Act and will be subject to compliance in 2010. The development of the internal controls necessary for our SunEdison business to achieve compliance with the Sarbanes-Oxley Act may result in increased costs and expenses. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations.

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

The accounting treatment for many aspects of our SunEdison business is complex and any changes to the accounting interpretations or accounting rules governing our SunEdison business could have a material adverse affect on our GAAP reported results of operations and financial results.

The accounting treatment for many aspects of our SunEdison business is complex and our future results could be adversely affected by changes in the accounting treatment applicable to our SunEdison business. In particular, any changes to the accounting rules regarding the following matters may require us to restate our financial statements and/or change the manner in which we operate and finance our SunEdison business:

•	the classification of our sale-leaseback transactions as capital or real estate leases;

•	intracompany contracts;

•	operation and maintenance contracts;

•	joint venture accounting, including the consolidation of joint venture entities and the inclusion or exclusion of their assets and liabilities on our balance sheet;

•	long-term vendor agreements; and

•	foreign holding company tax treatment.

Cautionary Statement Regarding Forward-Looking Statements

The following statements are or may constitute forward-looking statements:

•

Statements set forth in this Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission regarding possible or assumed future results of our operations, including but not limited to any statements contained herein or therein concerning:

•

Our belief that our ability to meet virtually all of our polysilicon requirements through our in-house capabilities provides us with a potential advantage to compete more effectively in the wafer industry;

•	Our belief that the OPTIA™ wafer is the most technologically advanced polished wafer available today;

•	Our belief that our wafers are competitive with wafers manufactured by others on the basis of product quality, consistency, price, technical innovation, customer service and product availability;

•	Our belief that our relations with our employees are generally good;

•	Our belief that we could substitute chunk polysilicon for granular polysilicon;

•	Our belief that our continued and timely development of new products and enhancements to existing products is necessary to maintain our competitive position;

•	Our expectation that we will expand our marketing and sales efforts in our SunEdison business to additional countries in the future;

•	Our intention to sell our Sherman, Texas facility after production has been phased out;

•	Our intent to complete construction on our Ipoh, Malaysia facility and commence shipments from this facility in late 2010;

•	Our belief that prices in the semiconductor materials industry will stabilize and potentially increase through 2010;

•	Our belief that the market for both multicrystalline wafers as well as monocrystalline wafers for solar applications will grow rapidly in the future;

•	Our expectation to continue to make significant investments in research and development and equipment;

•	Our belief that our known environmental conditions will not have a material impact on our business;

•	Our belief that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements;

•	The impact of pending litigation on us, including the cases described in Item 3 hereof;

•	Our belief that there will be some insurance coverage available under MEMC’s insurance policies for the class actions and derivative claims described in Item 3 hereof;

•	Our belief that, as of December 31, 2009, our internal control over financial reporting was effective;

•	Our belief that it is reasonably possible that our IRS examination could be completed within the next twelve months;

•	Our belief that our tax positions are in compliance with applicable tax laws and regulations, and that our tax return positions are fully supported;

•

Our belief that it is more likely than not, with our projections of future taxable income, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets (which have not been offset by a valuation allowance) at December 31, 2009;

•	Our belief that it will take longer than 12 months to reach the original carrying value of our investments;

•

Our belief that the current liquidity concerns in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations;

•	Our belief that we have the financial resources needed to meet business requirements for at least the next 12 months, including capital expenditures and working capital requirements;

•	Our belief that our income tax liabilities, including related interest, are adequate in relation to the potential for additional tax assessments;

•	Our expectations regarding our cost savings of our restructurings and the timing related to those cost savings;

•	Our current expectation that our 2010 capital expenditures in our Solar Materials Business will be approximately 20% of our consolidated revenue in the aggregate;

•	Our expectation that contributions to our pension plans in 2010 will be approximately $0.9 million;

•	Our expectation that our Euro currency forward contract will be effective as an economic hedge of foreign exchange risk;

•	Our expectation that approximately $229.1 million of goodwill will be deductible for tax purposes;

•	Our expectation that the undistributed earnings of certain foreign subsidiaries are expected to be remitted to the Company in the foreseeable future;

•	Our expectation that the adoption of ASC 860 and 810 will not have a material impact on our consolidated financial statements;

•	Our expectation that we will sustain at least an annual level of solar energy system expenditures at the 2010 level or higher for 2011 and for the foreseeable future;

•

Our expectation that existing cash and short term investments, available lines of credit, and master lease arrangements are adequate to fund the solar energy system construction expenditures planned for 2010 and possibly beyond;

•

Our belief that our aggressive cost reductions and production efficiencies, which are aimed at helping our customers achieve grid parity without government subsidies, will be successful within the next five years;

•	Our belief that our ability to produce wafers internally will advance our goal of reaching grid parity for solar energy while improving our margins;

•	Our belief that we will continue to drive efficiencies of production through manufacturing innovations and best-cost manufacturing locations;

•

Our belief that we will profitably increase our market share in the semiconductor industry, continue to broaden our customer base in the solar wafer industry and leverage SunEdison’s business model to significantly grow our project development pipeline;

•	Our expectation that we will ramp SOI wafer production to commercial volumes in 2010;

•	Other statements contained or incorporated by reference in this Form 10-K regarding matters that are not historical facts; and

•	Any statements preceded by, followed by or that include the words “believes,” “expects,” “predicts,” “anticipates,” “intends,” “estimates,” “should,” “may” or similar expressions.

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

Our principal executive offices are located at 501 Pearl Drive (City of O’Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our principal manufacturing and administrative facilities comprised approximately 4.3 million square feet as of December 31, 2009 and were situated in the following locations:

Location	Segment(s)	Square Footage
St. Peters, MO, USA	Corporate; Solar Materials; Semiconductor Materials	744,000
Sherman, TX, USA	Semiconductor Materials	693,000
Pasadena, TX, USA	Solar Materials	436,000
Hsinchu, Taiwan	Semiconductor Materials	522,000
Chonan, South Korea	Semiconductor Materials	453,000
Ipoh, Malaysia	Semiconductor Materials	367,291
Utsunomiya, Japan	Semiconductor Materials	327,000
Merano, Italy	Solar Materials; Semiconductor Materials	327,000
Novara, Italy	Semiconductor Materials	322,000
Kuala Lumpur, Malaysia	Semiconductor Materials	86,000
Beltsville, MD, USA	SunEdison	30,203
Singapore	Corporate; Semiconductor Materials; Solar Materials	2,930

•	We lease the land on which our Pasadena, Texas facility is located. The term of the Pasadena lease expires in 2030 and is extendable for four (4) additional renewal terms of five (5) years each.

•	We lease the land on which our Hsinchu, Taiwan facility is located. This lease expires in 2014 and is extendable for not less than a 20 year renewal period thereafter.

•	We lease our facility in Kuala Lumpur, Malaysia. The lease came up for renewal in April 2009, and we are in the process of renewing the lease for a three year term.

•	We also lease our facility in Singapore through two separate leases, one of which expires in July 2010. At that time, we plan to consolidate the two leases into one master lease.

•	We also lease the property located in Beltsville, Maryland through our SunEdison business. The lease expires in December 2011, subject to a renewal option for one additional five year term.

We believe that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements. The extent of utilization of these facilities varies from plant to plant and from time to time during the year.

Item 3.	Legal Proceedings

BP Solar International v. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

In April 2007, BP Solar International, Inc. filed suit against MEMC and MEMC Pasadena, Inc. in the Circuit Court for Frederick County, Maryland (Civil Number 10-C-07-001240) alleging non-delivery of polysilicon powder for 2006. Plaintiff BP Solar subsequently amended the complaint on four separate occasions. The final complaint filed by Plaintiff alleged that MEMC Pasadena failed to supply polysilicon powder to the Plaintiff in 2006 and 2007 under an alleged three-year supply agreement. MEMC has always maintained that no such long term supply agreement ever existed. The case was tried before a jury and on July 31, 2009, the jury returned a verdict in favor of BP Solar, awarding damages of $8.8 million. Both MEMC and BP Solar have appealed.

MEMC and MEMC Pasadena continue to believe that the lawsuit is without merit and the Company remains committed to a vigorous defense of the case at the appellate level. The appellate court has not yet issued a briefing or argument schedule and a decision in the appeal is not expected for many months. Due to the inherent uncertainties of litigation, MEMC cannot predict the outcome of this appeal. An unfavorable outcome on appeal would result in MEMC having to pay BP Solar the damages originally found by the jury, plus interest. MEMC accrued the full amount of damages of the verdict of $8.8 million in marketing and administration expense and accrued expenses and $3.7 million of income tax benefit, resulting in a net expense of $5.1 million, during the quarter ended June 30, 2009.

S.O.I.TEC Silicon on Insulator Technologies S.A. vs. MEMC Electronic Materials, Inc.

On May 19, 2008, Soitec and Commissariat A L’Energie Atomique (“CEA”) filed a complaint against MEMC in the U.S. District Court for the District of Delaware (Civil Action No. 08-292) alleging infringement, including willful infringement, by MEMC of three U.S. patents related to silicon-on-insulator (SOI) technology, and requested damages and an injunction. Soitec and CEA filed an amended complaint on July 21, 2009, adding a fourth, related patent to the lawsuit. MEMC has filed a counterclaim against Soitec for infringement of one of MEMC’s U.S. patents. Discovery is ongoing. The Court recently bifurcated the case into two phases, a first liability phase which, to the extent liability is found, will be followed by a second damages phase. Trial of the liability phase is scheduled for late October 2010. We believe that Soitec and CEA’s suit against us has no merit, and we are asserting a vigorous defense against these claims, as well as our infringement counterclaim. We do not believe that this case, should it be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of this lawsuit is unpredictable and the results of this case could be unfavorable for MEMC.

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

On March 31, 2008, Semi-Materials and its affiliate SMC Shanghai (“SMC”) filed two additional lawsuits against MEMC, one in the United States District Court for the Southern District of Texas (Case No. 4:08-CV-00991) (the “Texas Action”) and another in the United States District Court for the Eastern District of Missouri (Case No. 4:08-CV-00434-JCH) (the “Missouri Action”). In both cases, SMC alleges that: (i) MEMC Pasadena, Inc. (“MEMC Pasadena”) breached an agreement with SMC for SMC to act as MEMC’s exclusive sales agent in China; (ii) MEMC Pasadena breached an agreement with Semi-Materials for Semi-Materials to act as MEMC Pasadena’s exclusive sales agent in Korea; (iii) MEMC tortiously interfered with the purported sales agency agreements among MEMC Pasadena and SMC and Semi-Materials; and (iv) MEMC tortiously interfered with a separate sales agency agreement Semi-Materials claims existed with an unrelated party. In the Missouri Action, Semi-Materials also claims that MEMC tortiously interfered with an expectancy for an on-going business relationship Semi-Materials claims existed with the unrelated party. Upon MEMC’s motions for summary judgment in the Missouri Action, the Court dismissed the claim that MEMC tortiously interfered with the purported sales agency agreements, and the claim that MEMC tortiously interfered with the alleged sales agency agreement between Semi-Materials and the unrelated party. The remaining claims were tried before a jury between January 4 and January 12, 2010. At trial, the jury found in favor of Semi-Materials and SMC on their respective claims for breach of contract against MEMC Pasadena, awarding a verdict of $209,000, and found in favor of MEMC on Semi-Materials’ claim for tortious interference with an expectancy of an ongoing business relationship with the unrelated party. Post-trial motions are due to be filed in February 2010.

No discovery has been undertaken in the Texas Action, and it has been stayed.

We do not believe that the Semi-Materials cases, should the jury’s verdict in the Missouri action be maintained or should the case set for trial in November 2010 ultimately be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of these matters are unpredictable and the results of these cases could be unfavorable for MEMC.

Minneapolis Firefighters’ Relief Association v. MEMC Electronic Materials, Inc., et al.

On September 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff Minneapolis Firefighters’ Relief Association asserting claims against MEMC and Nabeel Gareeb, MEMC’s former Chief Executive Officer. On October 10, 2008, a substantially similar putative class action lawsuit was filed by plaintiff Donald Jameson against MEMC, Mr. Gareeb and Ken Hannah, MEMC’s former Chief Financial Officer and currently MEMC’s Executive Vice President and President—Solar Materials. These cases purportedly are brought on behalf of all persons who acquired shares of MEMC’s common stock between June 13, 2008 and July 23, 2008, inclusive (the “Class Period”). Both complaints allege that, during the Class Period, MEMC failed to disclose certain material facts regarding MEMC’s operations and performance, which had the effect of artificially inflating MEMC’s stock price in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Plaintiffs further allege that Messrs. Gareeb and Hannah are subject to liability under Section 20(a) of the Act as control persons of MEMC. Plaintiffs seek certification of the putative class, unspecified compensatory damages, interest and costs, as well as ancillary relief. On December 12, 2008, these actions were consolidated, and the Court appointed Mahendra A. Patel as lead plaintiff. Plaintiff filed a consolidated amended complaint on February 23, 2009. Defendants filed a motion to dismiss on April 10, 2009, plaintiff filed his opposition to the motion on May 29, 2009 and defendants filed their reply in support of their motion on June 24, 2009. The parties have fully briefed defendants’ motion to dismiss the consolidated amended complaint, and await the setting of oral argument in the matter.

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

        On June 1, 2009, an amended class action complaint was filed by Mr. Jones and another purported participant of the Plan, Manuel Acosta, which raises substantially the same claims and is based on substantially the same allegations as the original complaint. However, the amended complaint changes the period of time covered by the action, purporting to be brought on behalf of beneficiaries of and/or participants in the Plan from June 13, 2008 through the present, inclusive (the “Class Period”). The amended complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in MEMC’s stock, equitable relief and an award of attorney’s fees. No class has been certified and discovery has not begun. The Company and the named directors and employees intend to vigorously defend themselves against these claims, including filing a motion to dismiss the complaint, which motion was filed on July 27, 2009. The motion is fully briefed as of October 9, 2009 and is pending ruling by the court. On January 5, 2010, the plaintiffs filed a notice of supplemental authority pertinent to defendants’ motion to dismiss. On January 14, 2010, the defendants filed a response to plaintiffs’ notice of supplemental authority.

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

Item 4.	[Reserved]

Executive Officers of the Registrant

The following is information concerning our executive officers as of January 31, 2010.

Name	Age	All Positions and Offices Held
Ahmad R. Chatila	43	President, Chief Executive Officer and Director
Kenneth H. Hannah Shaker Sadasivam Carlos Domenech	41 50 41	Executive Vice President; President—Solar Materials Executive Vice President—Semiconductors and Senior Vice President, Research and Development Executive Vice President; President—SunEdison
Timothy C. Oliver	41	Senior Vice President and Chief Financial Officer
John A. Kauffmann	53	Senior Vice President, Worldwide Sales
Sean Hunkler	47	Senior Vice President, Customer Advocacy
Bradley D. Kohn	41	Senior Vice President—Legal and Business Development

Mr. Chatila joined MEMC as President and Chief Executive Officer and as a Class II director on March 2, 2009. Prior to joining MEMC, Mr. Chatila served as Executive Vice President, Memory and Imaging Division of Cypress Semiconductor Corporation from July 2005 to February 2009. From September 2004 to June 2005, Mr. Chatila was the Vice President of Operations of the Cypress Memory and Imaging Division, and before that he served as Managing Director of the low power memory business unit in the Memory and Imaging Division from January 2003 to September 2004. Mr. Chatila initially joined Cypress in 1991 and held a number of management roles in wafer technology development, manufacturing and sales since that time, including the positions described above. From November 1997 to December 1999, Mr. Chatila worked for Taiwan Semiconductor Manufacturing Company (TSMC) as Senior Account Manager, before rejoining Cypress in January 2000.

Mr. Hannah served as Senior Vice President and Chief Financial Officer beginning in April 2006. In October 2009, he was named Executive Vice President and President—Solar Materials, and he stepped down as our Chief Financial Officer in November 2009. Prior to joining MEMC, Mr. Hannah was employed by The Home Depot, Inc. from 2003 to 2006. Mr. Hannah most recently served as the Senior Vice President, Operations, covering all aspects of The Home Depot’s operations in the United States, Mexico, and Canada. Prior to that, he served as Senior Vice President, Finance, supporting all Home Depot stores in the United States and Mexico, as well as store operations and the global supply chain. Before Home Depot, from 2001 to 2003 Mr. Hannah worked as Vice President for The Boeing Company where he led the audit and financial planning functions. He also held senior finance positions at several General Electric Company divisions from 1997 to 2001.

Dr. Sadasivam has been our Senior Vice President, Research and Development since July 2002. In October 2009, he was also named our Executive Vice President of Semiconductors. Dr. Sadasivam was President of MEMC Japan Ltd., our Japanese subsidiary, from April 2002 to June 2002. From July 2000 to March 2002, Dr. Sadasivam served as our Director, Worldwide Operations Technology. Dr. Sadasivam was Director, Technology for MEMC Korea Company, our South Korean subsidiary, from July 1999 to June 2000. From September 1997 to June 1999, Dr. Sadasivam held positions in the manufacturing technology group for our St. Peters facility.

Mr. Domenech joined MEMC in connection with the SunEdison acquisition, which was completed in November 2009. As President of SunEdison and Executive Vice President of MEMC, Mr. Domenech oversees all global operations including finance, sales, marketing and human resources for SunEdison. Prior to joining SunEdison, Mr. Domenech served as Chief Financial Officer at Universal Pictures’ International Entertainment, where he led its integration with NBC, from 2004 to 2007. Prior to joining Universal, Mr. Domenech spent 14 years with General Electric Company, where he served in a variety of global executive roles, including as Chief Financial Officer of GE Healthcare’s EMEA Service.

Mr. Oliver became our Senior Vice President and Chief Financial Officer effective November 2009. Mr. Oliver served as Senior Executive Vice President and Chief Financial Officer of Metavante Technologies, Inc., a provider of banking and payments technologies to financial services firms and businesses worldwide, from the time of its separation from Marshall & Ilsley Corporation in November 2007 until the company was acquired by Fidelity National Information Services, Inc. in early October 2009. Prior to that time, Mr. Oliver served as Senior Executive Vice President and Chief Financial Officer of Metavante Corporation (predecessor to Metavante Technologies) from July 2007. Prior to joining Metavante Corporation, Mr. Oliver was Vice President and Treasurer of Rockwell Automation, Inc., a global provider of industrial automation power, control and information systems, since May 2004 and Vice President, Investor Relations and Financial Planning of Raytheon Company, a provider of defense and government electronics, space, information technology and technical services, from March 2001.

Mr. Kauffmann has been our Senior Vice President, Worldwide Sales, since October 2004. Mr. Kauffmann served as Vice President, Marketing from August 2003 to October 2004 and Acting Vice President, Sales and Marketing from March 2003 to August

2003. Mr. Kauffmann served as our Director, Segment Marketing from August 2002 to February 2003 and as the Commercial Manager for our 300 millimeter business unit from June 2000 to July 2002. From September 1994 to May 2000, Mr. Kauffmann held various positions with MEMC in Taiwan including Technical Director from September 1994 to December 1997, Director of Operations from December 1997 to April 1999, and Director, Foundry Marketing from April 1999 to May 2000. From February 1980 to August 1994, Mr. Kauffmann held manufacturing positions in one of our U.S. manufacturing plants.

Mr. Hunkler was appointed Senior Vice President of Customer Advocacy in April 2009. Mr. Hunkler served as our Senior Vice President of Manufacturing from August 2005 to July 2008. Prior to joining MEMC, from June 1984 to July 2005, Mr. Hunkler worked for Freescale Semiconductor (previously Motorola (Semiconductor Products Sector)), where he was most recently in charge of Final Manufacturing and, before that, Worldwide Wafer Fab Operations. Mr. Hunkler served as a Non-Executive Director of Semiconductor Manufacturing International Corp. from April 2004 to December 2004.

Mr. Kohn served as Vice President, General Counsel and Corporate Secretary from September 2005 until October 2009 when he was promoted to Senior Vice President—Legal and Business Development. Prior to joining MEMC, from March 2000 until September 2005, Mr. Kohn was with Pillsbury Winthrop Shaw Pittman LLP (formerly Pillsbury Madison & Sutro LLP) in its Palo Alto office, most recently as a partner in the Corporate Securities Group.

There are no family relationships between or among any of the named officers and the directors.

PART II

Item 4.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report and under “Stockholders’ Information” in our 2009 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years.

(b) Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the closing of our acquisition of SunEdison, on November 20, 2009, MEMC issued 3,795,066 shares of the Company’s common stock, based on a value of $15.81 per share pursuant to the terms of the acquisition agreement for that transaction. MEMC’s common stock had a fair value of $12.08 per share on November 20, 2009 which was used to value the consideration exchanged for GAAP reporting purposes. The Company filed a Form S-3ASR to register the resale of 3,225,792 of these shares by the selling stockholders. The issuance of stock as merger consideration was made in reliance on the exemption afforded by the provision of Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. MEMC did not and will not receive any proceeds from the shares of common stock which may be sold by the selling stockholders.

(c) The information required under this Item 4 concerning equity compensation plan information is set out below under Item 11 and is incorporated herein by this reference.

Item 5.	Selected Financial Data

The tabular information (including the footnotes thereto) required by this item is set forth under “Five Year Selected Financial Highlights” in our 2009 Annual Report, which information is incorporated herein by reference.

Item 6.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report, which information is incorporated herein by reference.

Item 6A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is set forth under “Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report, which information is incorporated herein by reference.

Item 7.	Financial Statements and Supplementary Data

The information required by this item is set forth under “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Cash Flows”, “Consolidated Statements of Stockholders’ Equity”, “Notes to Consolidated Financial Statements”, “Report of the Independent Registered Public Accounting Firm” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report, all of which are incorporated herein by reference.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A.	Controls and Procedures

The information required by this item is set forth under “Management’s Report on Internal Control Over Financial Reporting” in our 2009 Annual Report, which information is incorporated herein by reference.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors and Executive Officers of the Registrant

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2010 Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The remaining information required by this item with respect to directors will be set forth in the 2010 Proxy Statement under “Director Qualifications” and “Information about Nominees and Continuing Directors” and is incorporated herein by reference. Information required by this Item relating to our Code of Ethics and Audit Committee will be set forth in the 2010 Proxy Statement under “Board of Directors and Committees of the Board of Directors.” The remaining information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under “Executive Officers of the Registrant.”

Item 10.	Executive Compensation

The information regarding executive compensation required by this Item will be set forth in our 2010 Proxy Statement under the headings “Risk Compensation in Our Compensation Program”, “Director Compensation”, “Compensation Discussion and Analysis”, “Report of the Compensation Committee”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership of our securities required by this Item will be set forth in our 2010 Proxy Statement under the headings “Security Ownership by Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

Equity Compensation Plans

The following table summarizes certain information regarding MEMC securities that have been and may be issued pursuant to our equity compensation plans as of December 31, 2009.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights (2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(1)
Equity compensation plans approved by security holders	10,379,775 shares of common stock	$25.75	6,388,661 shares of common stock
Equity compensation plans not approved by security holders (3)	2,228,901 shares of common stock	—	771,099 shares of common stock

Total	12,608,676 shares of common stock	$25.75	7,159,760 shares of common stock

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.
(2)	Weighted average exercise price of outstanding options; excludes restricted stock units and performance-based restricted stock units.
(3)	Reflects the MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan which provided for the issuance of 2,228,901 restricted stock units to eligible SunEdison employees upon effectiveness of the acquisition of SunEdison in November 2009. The plan was exempt from shareholder approval requirements as an employment inducement grant plan under applicable NYSE listing standards. No future awards will be made under this plan.

Item 12.	Certain Relationships and Related Transactions and Director Independence

The information concerning related party transactions which is required by this Item will be set forth in our 2010 Proxy Statement under the heading “Certain Transactions” and is incorporated herein by reference. The information concerning director independence required by this Item will be set forth in our 2010 Proxy Statement under the heading “Board of Directors and Committees of the Board of Directors” and is incorporated herein by this reference.

Item 13.	Principal Accounting Fees and Services

The information required by this Item will be set forth in our 2010 Proxy Statement under the heading “Principal Accounting Firm Services and Fees” and is incorporated herein by reference.

PART IV

Item 14.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of us and our subsidiaries and the Report of the Independent Registered Public Accounting Firm of KPMG LLP are included in our 2009 Annual Report, and are incorporated herein by reference:

Consolidated Statements of Operations—Years Ended December 31, 2009, 2008, and 2007.

Consolidated Balance Sheets—December 31, 2009 and 2008.

Consolidated Statements of Cash Flows—Years Ended December 31, 2009, 2008, and 2007.

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2009, 2008, and 2007.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of MEMC Electronic Materials, Inc. (“the Company”) (Incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (Incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (Incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3.4	Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on February 25, 2010)

10.1	Joint Venture Agreement dated August 28, 1990 among the Company, Pohang Iron and Steel Company, Ltd. (“POSCO”) and Samsung Electronics Company, Ltd. (“Samsung”) (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.2	First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.3	Second Amendment to Joint Venture Agreement dated December 30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

Exhibit No.	Description
10.4	MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company’s Form 10-K for the Year ended December 31, 1995)

*10.5	Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

*10.6	Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10.7	Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10.8	Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation (Incorporated by reference to Exhibit 10-nn(1) of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

†10.9	MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on January 26, 2004 (Incorporated by reference to Exhibit 10-cc of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.10	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10-cc(1) of the Company Form 10-Q for the Quarter ended June 30, 2004)

†10.11	Form of Stock Option and Restricted Stock Agreement (Incorporated by reference to Exhibit 10-t(1) of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.12	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.13	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.14	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.15	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.16	Form of Stock Option Agreement (Non-employee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.17	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-cc(7) of the Company’s Form 10-K for the Year ended December 31, 1999)

†10.18	Form of Stock Option Agreement (4-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(9) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.19	Form of Stock Option Agreement (2-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(10) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.20	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(11) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.21	Form of Stock Option Agreement (Outside Directors) (Incorporated by reference to Exhibit 10-cc(12) of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.22	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on January 24, 2007 (Incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K for the Year ended December 31, 2007)

†10.23	Form of Stock Option Agreement (4 year vesting) (Incorporated by reference to Exhibit 10-dd(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

Exhibit No.	Description
†10.24	Form of Stock Option Agreement (7 year cliff vesting) (Incorporated by reference to Exhibit 10-dd(2) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.25	Form of Stock Option Agreement (end of contract vesting) (Incorporated by reference to Exhibit 10-dd(3) of the Company’s Form 10-K for the Year ended December 31, 2002)

†10.26	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10.27	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10.28	Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers (Incorporated by reference to Exhibit 10-hh of the Company’s Form 10-Q for the Quarter ended September 30, 2004)

†10.29	Stock Option Grant Agreement (Four Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10.30	Form of Restricted Stock Unit Award Agreement under the 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.44 of the Company’s Form 10-K for the year ended December 31, 2005)

†10.31	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

†10.32	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

*10.33	Solar Wafer Supply Agreement, dated as of July 25, 2006, by and between the Company and Suntech Power Holdings Co. Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006)

*10.34	Solar Wafer Supply Agreement, dated as of October 25, 2006, by and between the Company and Gintech Energy Corporation (Incorporated by reference to Exhibit 10.46 of the Company’s Form 10-K for the year ended December 31, 2006)

10.35	Summary of Director Compensation

10.36	Summary of Compensation Arrangements for Certain Named Executive Officers

*10.37	Solar Wafer Supply Agreement between Conergy AG and the Company dated October 25, 2007 (Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

*10.38	Amendment No. 1 to Solar Wafer Supply Agreement between Gintech Energy Corp. and the Company dated October 25, 2007 (Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

†10.39	Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10-44 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

†10.40	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

†10.41	Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Employees (Time Vesting) (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

†10.42	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Officers (Time Vesting) (Incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

†10.43	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Officers (Performance Vesting) (Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

*10.44	Amended and Restated STF Supply Agreement dated as of April 30, 2007, by and between the Company and PCS Phosphate Company, Inc. (Incorporated by reference to Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008)

Exhibit No.	Description
*10.45	Solar Wafer Supply Agreement dated as of July 9, 2008, by and between MEMC Singapore Pte. Ltd. and Tainergy Tech Co., Ltd. (Incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2007)

*10.46	Amendment Number 1 to Solar Wafer Supply Agreement, by and between MEMC Singapore Pte. Ltd. and Conergy AG, dated as of July 10, 2008. (Incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2007)

†10.47	Separation Agreement and General Release, by and between Sean Hunkler and MEMC Electronic Materials, Inc., dated as of August 13, 2008. (Incorporated by reference to Exhibit 10.52 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2007)

†10.48	Offer Letter, effective as of November 7, 2008, between the Company and Marshall Turner for employment as Interim Chief Executive Officer beginning November 12, 2008

†10.49	Employment Agreement between the Company and Ahmad R. Chatila dated February 4, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2009)

*10.50	Amendment Number 1 to Solar Wafer Supply Agreement, dated February 5, 2009, by and between MEMC Singapore Pte. Ltd. and Suntech Power Holdings Co., Ltd. (Incorporated by reference to Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009)

*10.51	Amendment Number 3 to Solar Wafer Supply Agreement, dated February 16, 2009, by and between MEMC Singapore Pte. Ltd. and Gintech Energy Corporation (Incorporated by reference to Exhibit 10.54 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009)

†10.52	Separation Agreement and General Release, dated May 29, 2009, between the Company and Mignon Cabrera (Incorporated by reference to Exhibit 10.55 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009)

*10.53	Binding Term Sheet, Solar Plant Company between MEMC Electronic Materials, Inc. and Q-Cells SE, dated as of June 26, 2009 (Incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009)

*10.54	Amendment Number 2 to Solar Wafer Supply Agreement, by and between the Company and Suntech Power Holdings Co., Ltd., dated as of July 23, 2009 (Incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009)

*10.55	Amendment No. 4 to Solar Wafer Supply Agreement, dated as of September 22, 2009, by and between the Company and Gintech Energy Corporation (Incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009)

*10.56	Agreement and Plan of Merger, by and among the Company, Sierra Acquisition Sub, LLC, Sun Edison LLC, and the Unitholder Representatives, dated as of October 22, 2009 (Incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009)

*10.57	Amendment to Agreement and Plan of Merger, dated as of November 11, 2009 by and among the Company, Sierra Acquisition Sub, LLC, Sun Edison LLC and the Representatives listed therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2009)

*10.58	Form of Blocker Purchase Agreement entered into with each of MissionPoint SE Parallel Fund Corp. and the stockholders listed therein; Greylock XII Corp. and the stockholders listed therein; Black River CEI Subsidiary 6 LLC and the equityholder listed therein; and NEA 12 SE, LLC and the equityholder listed therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 17, 2009)

10.59	Registration Rights Agreement, by and among the Company, Carlos Domenech, Peter J. Lee, Thomas Melone, and the Preferred Unitholders of Sun Edison dated November 20, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2009)

†10.60	MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 23, 2009)

†10.61	Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (performance-based vesting, employees without an employment agreement) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 23, 2009)

Exhibit No.	Description
†10.62	Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (performance-based vesting, employees with an employment agreement) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 23, 2009)

†10.63	Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (time-based vesting, employees with an employment agreement) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 23, 2009)

†10.64	Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (time-based vesting, employees without an employment agreement) (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 23, 2009)

10.65	Credit Agreement, dated as of December 23, 2009, by and among the Company, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the various lenders signatory thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2009)

13	Selected pages from the Company’s 2009 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment of certain portions of these documents has been requested or granted.
†	These exhibits constitute management contracts, compensatory plans and arrangements required to be filed as an exhibit to this form pursuant to Item 14(b) of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC ELECTRONIC MATERIALS, INC.

By:	/s/ Ahmad R. Chatila
Ahmad R. Chatila President and Chief Executive Officer

Date: February 25, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ahmad R. Chatila	President, Chief Executive Officer and Director	February 25, 2010
Ahmad R. Chatila	(Principal executive officer)

/s/ Timothy C. Oliver	Senior Vice President and Chief Financial Officer	February 26, 2010
Timothy C. Oliver	(Principal financial and accounting officer)

/s/ Peter Blackmore	Director	February 25, 2010
Peter Blackmore

/s/ Robert J. Boehlke	Director	February 26, 2010
Robert J. Boehlke

/s/ Emmanuel T. Hernandez	Director	February 26, 2010
Emmanuel T. Hernandez

/s/ John Marren	Chairman of the Board	February 26, 2010
John Marren

/s/ C. Douglas Marsh	Director	February 24, 2010
C. Douglas Marsh

/s/ Michael McNamara	Director	February 25, 2010
Michael McNamara

/s/ William E. Stevens	Director	February 26, 2010
William E. Stevens

/s/ Marshall Turner	Director	February 26, 2010
Marshall Turner

/s/ James B. Williams	Director	February 25, 2010
James B. Williams

EXHIBIT INDEX

The following exhibits are filed as part of this report:

10.35	Summary of Director Compensation

10.36	Summary of Compensation Arrangements for Certain Named Executive Officers

13	Selected pages from the Company’s 2009 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document