Form 10-Q
period 2010-03-31
MEMC ELECTRONIC MATERIALS INC
filed 2010-05-10
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of the registrant’s common stock outstanding at May 3, 2010 was 227,415,836.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended March 31,
	2010	2009
Net sales	$437.7	$214.0
Cost of goods sold	378.4	194.3

Gross profit	59.3	19.7
Operating expenses:
Marketing and administration	62.2	29.8
Research and development	11.1	9.6
Restructuring costs	1.3	6.7

Operating loss	(15.3)	(26.4)

Non-operating (income) expense:
Interest expense	12.1	0.3
Interest income	(2.3)	(11.7)
Decline in fair value of warrant	5.3	0.1
Other, net	0.6	2.6

Total non-operating (income) expense	15.7	(8.7)

Loss before income tax benefit and equity in earnings of joint venture	(31.0)	(17.7)
Income tax benefit	(14.6)	(18.9)

(Loss) income before equity in earnings of joint venture	(16.4)	1.2

Equity in earnings of joint venture, net of tax	7.3	—
Net (loss) income	(9.1)	1.2
Net (income) loss attributable to noncontrolling interests	(0.5)	0.8

Net (loss) income attributable to MEMC stockholders	$(9.6)	$2.0

Basic (loss) income per share	$(0.04)	$0.01
Diluted (loss) income per share	$(0.04)	$0.01

Weighted-average shares used in computing basic (loss) income per share	226.8	223.6
Weighted-average shares used in computing diluted (loss) income per share	226.8	224.0

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITEDCONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$477.9	$632.7
Restricted cash	42.8	37.4
Short-term investments	171.7	85.9
Accounts receivable, less allowance for doubtful accounts of $10.0 in 2010 and 2009	265.8	173.3
Inventories	188.3	160.8
Income taxes receivable	72.6	72.5
Prepaid and other current assets	91.7	87.0

Total current assets	1,310.8	1,249.6
Investments	209.6	297.6
Property, plant and equipment, net of accumulated depreciation of $577.5 and $551.7 in 2010 and 2009, respectively	1,487.3	1,460.7
Deferred tax assets, net	103.1	95.3
Customer warrant	13.9	19.2
Restricted cash	21.8	21.0
Other assets	88.8	91.1
Goodwill	285.3	285.3
Intangible assets, net	45.1	46.7

Total assets	$3,565.7	$3,566.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital leases	$42.7	$32.2
Accounts payable	230.0	219.3
Accrued liabilities	86.0	106.8
Contingent consideration related to acquisition	78.5	—
Accrued wages and salaries	35.8	39.2
Customer deposits	59.7	83.6
Income taxes payable	21.3	28.0

Total current liabilities	554.0	509.1
Long-term debt and capital leases, less current portion	401.2	384.4
Pension and post-employment liabilities	46.7	46.6
Deferred revenue	116.9	106.3
Other liabilities	233.8	313.3

Total liabilities	1,352.6	1,359.7

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding at 2010 and 2009	—	—
Common stock, $.01 par value, 300.0 shares authorized, 237.2 shares issued at 2010 and 2009	2.4	2.4
Additional paid-in capital	517.8	507.4
Retained earnings	2,069.5	2,079.1
Accumulated other comprehensive income	31.6	33.0
Treasury stock, 9.8 shares in 2010 and 2009, respectively	(453.4)	(453.3)

Total MEMC stockholders’ equity	2,167.9	2,168.6
Noncontrolling interests	45.2	38.2

Total stockholders’ equity	2,213.1	2,206.8

Total liabilities and stockholders’ equity	$3,565.7	$3,566.5

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(9.1)	$1.2
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	37.5	28.4
Stock-based compensation	10.9	9.2
Decline in fair value of warrant	5.3	0.1
Change in accounts receivable	(94.1)	23.5
Working capital and other	(60.6)	(77.0)

Net cash used in operating activities	(110.1)	(14.6)

Cash flows from investing activities:
Proceeds from sale and maturities of investments	8.0	37.7
Capital expenditures	(46.2)	(53.2)
Construction of solar energy systems	(44.9)	—
Restricted cash	(4.4)	—
Other	6.1	0.1

Net cash used in investing activities	(81.4)	(15.4)

Cash flows from financing activities:
Net repayments of customer deposits related to long-term supply agreements	(27.6)	(36.0)
Principal payments on long-term debt	(0.3)	—
Proceeds from financing obligations	72.8	—
Repayments of financing and capital lease obligations	(3.6)	—
Common stock repurchased	—	(15.8)
Proceeds from issuance of common stock	—	0.1
Cash contributions from noncontrolling interests	5.4	—
Debt financing fees	(6.6)	—

Net cash provided by (used in) financing activities	40.1	(51.7)

Effect of exchange rate changes on cash and cash equivalents	(3.4)	(8.2)

Net decrease in cash and cash equivalents	(154.8)	(89.9)
Cash and cash equivalents at beginning of period	632.7	988.3

Cash and cash equivalents at end of period	$477.9	$898.4

Supplemental schedule of non-cash financing activity:
Debt transferred to and assumed by buyer upon sale of solar energy systems	$(43.3)	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (“MEMC”), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. MEMC has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission’s (“SEC”) requirements of Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“US GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2009, which contains MEMC’s audited financial statements for such year. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

In preparing our financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for investments, depreciation, amortization, leases, accrued liabilities, employee benefits, derivatives, stock based compensation, income taxes, the fair value of assets acquired and liabilities assumed in connection with business combinations, goodwill and asset valuation allowances, among others. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, our future results of operations would be affected.

On November 20, 2009, we completed the acquisition of Sun Edison LLC (“SunEdison”), a solar energy services provider that integrates the design, installation, monitoring and financing of solar energy systems in order to provide a comprehensive solar energy services solution. Until the acquisition of SunEdison, MEMC was engaged in one reportable industry segment—the design, manufacture and sale of silicon wafers—which was conducted as our Materials Business. From the time of the SunEdison acquisition until the end of 2009, MEMC was engaged in two reportable segments, Materials Business and Solar Energy Business (d/b/a SunEdison). Effective January 1, 2010, we are now engaged in three reportable segments: Semiconductor Materials, Solar Materials (both include the historical operations of MEMC) and Solar Energy (consists solely of SunEdison).

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update included in Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” which removes the concept of a qualifying special-purpose entity from previous guidance. This guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on MEMC’s financial position or results of operations.

In June 2009, the FASB issued an accounting standards update included in ASC 810, “Consolidation,” which amends previous guidance to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. An ongoing reassessment of financial responsibility is required, including interests in entities formed prior to the effective date of this guidance, and eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. It is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material impact on MEMC’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update 2009-13 (“ASU 2009-13”), which updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25. ASU 2009-13 will be effective for our annual reporting period beginning January 1, 2011. We are currently evaluating the impact of ASU 2009-13 on our consolidated results of operations and financial condition.

(2) Restructuring Costs

In order to better align manufacturing capabilities to projected demand, MEMC committed to workforce reductions during the first and second quarters of 2009 (the “2009 Global Plan”). In September 2009, MEMC committed to actions to reduce manufacturing costs by shifting manufacturing from our St. Peters, Missouri and Sherman, Texas facilities to other locations which are closer to a number of MEMC’s customers in the Asia Pacific region (the “2009 U.S. Plan”). MEMC has provided and paid severance benefits to those terminated under the 2009 Global Plan and will provide severance benefits to those employees who will be terminated under the 2009 U.S. Plan. The 2009 Global Plan was completed by June 30, 2009. We expect the 2009 U.S. Plan to be completed in 2011.

In the three months ended March 31, 2010, we recorded restructuring expenses of $1.3 million primarily for employee benefits and equipment moving costs related to the 2009 U.S. Plan. In the three months ended March 31, 2009, we recorded restructuring expenses for the 2009 Global Plan of $6.7 million related to one-time termination benefits, including $0.5 million of outplacement costs and a $0.3 million expense for one of our defined benefit pension plans. All restructuring costs were recorded to the Semiconductor Materials segment.

Details of expenses related to the 2009 U.S. Plan are set out in the following table:

	Accrued, December 31, 2009	Year-to-Date Restructuring Charges	Cash Payments	Accrued, March 31, 2010	As of March 31, 2010
					Cumulative Costs Incurred	Total Costs Expected to be Incurred
In millions

2009 U.S. Plan

Severance and other employee benefits	$15.2	$0.7	$—	$15.9	$16.8	$18.0
Asset move costs	—	0.6	(0.6)	—	0.6	20.3
Contract termination	—	—	—	—	—	5.8
Infrastructure costs	—	—	—	—	—	4.0
Outplacement costs	—	—	—	—	—	1.0

Total	$15.2	$1.3	$(0.6)	$15.9	$17.4	$49.1

(3) Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of March 31, 2010				As of December 31, 2009
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$115.7	$96.7	$6.9	$219.3	$110.8	$93.3	$11.6	$215.7
Trading investments	—	—	34.5	34.5	—	—	38.4	38.4
Auction rate securities right	—	—	1.8	1.8	—	—	2.0	2.0
Suntech warrant	—	—	13.9	13.9	—	—	19.2	19.2
Interest rate swaps	—	1.4	—	1.4	—	0.8	—	0.8
Currency forward contracts	3.7	—	—	3.7	3.3	—	—	3.3

	$119.4	$98.1	$57.1	$274.6	$114.1	$94.1	$71.2	$279.4

The carrying amount of our outstanding long-term debt at March 31, 2010 and December 31, 2009 was $300.9 million and $273.5 million, respectively. The estimated fair value of that debt was $299.8 million and $272.3 million, respectively, at March 31, 2010 and December 31, 2009.

The fair value of our currency forward contracts is measured by the amount that would have been paid to liquidate and repurchase all open contracts and was $3.7 million and $3.3 million at March 31, 2010 and December 31, 2009, respectively. The notional amount of our currency forward contracts was $82.2 million and $113.9 million as of March 31, 2010 and December 31, 2009, respectively. Refer to Note 4 for additional information pertaining to our derivative instruments.

There were no significant transfers in to or out of Level 1 and Level 2 assets during the three months ended March 31, 2010. The following table summarizes changes in Level 3 assets measured at fair value on a recurring basis for the three months ended March 31, 2009 and 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Available–for- Sale Investments	Trading Investments	Auction Rate Securities Right	Suntech Warrant	Total
Balance at December 31, 2008	$22.8	$44.1	$6.2	$13.8	$86.9
Total unrealized gains (losses):
Included in earnings(1)	(2.3)	5.8	(5.0)	(0.1)	(1.6)
Included in other comprehensive income, net	(2.2)	—	—	—	(2.2)
Sales, redemptions and maturities	(2.2)	(4.0)	—	—	(6.2)
Transfers in to Level 3, net	5.6	—	—	—	5.6

Balance at March 31, 2009	$21.7	$45.9	$1.2	$13.7	$82.5

Balance at December 31, 2009	$11.6	$38.4	$2.0	$19.2	$71.2
Total unrealized gains (losses):
Included in earnings(1)	—	0.3	(0.2)	(5.3)	(5.2)
Included in other comprehensive income, net	0.2	—	—	—	0.2
Sales, redemptions and maturities	(2.3)	(4.2)	—	—	(6.5)
Transfers out of Level 3, net	(2.6)	—	—	—	(2.6)

Balance at March 31, 2010	$6.9	$34.5	$1.8	$13.9	$57.1

The amount of total gains (losses) for the three months ended March 31, 2010 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at the reporting date	$—	$0.3	$(0.2)	$(5.3)	$(5.2)

(1)	Amounts included in earnings are recorded to non-operating (income) expense in the consolidated statements of operations

Valuations of our Level 3 available-for-sale investments were performed using a discounted cash flow model, which involved making assumptions about expected future cash flows based on estimates of current market interest rates. Our models include estimates of market data, including yields or spreads of trading instruments that are believed to be similar or comparable, when available, and assumptions that are believed to be reasonable based on nonobservable inputs. Such assumptions include the tax status (taxable vs. tax-exempt), type of security (type of issuer, collateralization, subordination, etc.), credit quality, duration, likelihood of redemption, insurance coverage and degree of liquidity in the current credit markets.

(4) Derivatives and Hedging Instruments

MEMC’s derivatives and hedging activities consist of:

		Assets (Liabilities) Fair Value
In millions	Balance Sheet Location	As of March 31, 2010	As of December 31, 2009
Derivatives designated as hedging:
Interest rate swaps	Accrued liabilities	$—	$(1.2)
Interest rate swaps	Prepaid and other current assets	$1.4	$2.0
Interest rate swaps	Accumulated other comprehensive income	$(2.5)	$(1.8)

Net investment hedge	Prepaid and other current assets	$3.5	$3.6
Net investment hedge	Accumulated other comprehensive income	$(3.5)	$(3.6)

Derivatives not designated as hedging:

Suntech warrant	Customer warrant	$13.9	$19.2
Currency forward contracts	Prepaid and other current assets	$0.7	$0.8
Currency forward contracts	Accrued liabilities	$(0.5)	$(4.1)

		(Gains) Losses
In millions	Statement of Operations Location	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Derivatives not designated as hedging:

Suntech warrant	Decline in fair value of warrant	$5.3	$0.1
Currency forward contracts	Other, net	$(1.0)	$(2.0)

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

We are party to three interest rate swap instruments with a notional amount of approximately $45.7 million at March 31, 2010 that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the swap agreements, MEMC pays the fixed rate and the counterparties to the agreements pay MEMC a floating interest rate. The counterparties to these agreements are financial institutions. The estimated fair value recorded to the balance sheet as provided in the table above is an estimate of the net amount that MEMC would pay on March 31, 2010, if the agreements were transferred to other third parties or cancelled by MEMC. The effective portion of these hedges during the three months ended March 31, 2010 was a gain of $0.7 million and was recorded to accumulated other comprehensive income. No ineffectiveness was recognized in 2010.

Our unconsolidated joint venture with Q-Cells SE is a Euro functional currency entity accounted for under the equity method, in which we invested 72.5 million Euros (approximately $100 million). In order to manage the changes in foreign currency and any resulting gain or loss associated with this investment, MEMC entered into a Euro currency forward contract for 70.0 million Euros. The fair value of the effective portion of this hedge at March 31, 2010 was a gain of $3.5 million and was recorded to net translation adjustment in accumulated other comprehensive income. No ineffectiveness was recognized in 2010.

Suntech warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of Suntech, a customer, which was received at the time that MEMC signed a long-term supply agreement with Suntech. The Suntech warrant exposes MEMC to equity price risk.

Refer to Note 3 for additional information pertaining to our derivative instruments.

(5) Comprehensive Loss

Comprehensive loss consists of the following:

In millions	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Net (loss) income	$(9.1)	$1.2
Other comprehensive (loss) income, net of tax:
Net translation adjustment	(10.5)	(32.9)
Net unrealized gain on available-for-sale securities	9.5	1.8
Gain on mark-to-market for cash flow hedges	0.7	—

Other comprehensive (loss) income, net of tax	(0.3)	(31.1)

Total comprehensive loss	(9.4)	(29.9)
Net (income) loss attributable to noncontrolling interests	(0.5)	0.8
Net translation adjustment attributable to noncontrolling interests	(1.1)	—

Comprehensive loss attributable to MEMC stockholders	$(11.0)	$(29.1)

6) Earnings (Loss) Per Share

For the three month periods ended March 31, 2010 and 2009, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net (loss) income attributable to MEMC stockholders	$(9.6)	$(9.6)	$2.0	$2.0

EPS denominator:
Weighted average shares outstanding	226.8	226.8	223.6	223.6
Effect of dilutive stock options and restricted stock units	—	—	—	0.4

Total shares	226.8	226.8	223.6	224.0

Earnings (loss) per share	$(0.04)	$(0.04)	$0.01	$0.01

Contingent consideration will be paid to the former SunEdison unit holders if certain operational criteria are met from January 1, 2010 through December 31, 2010. In order for the full consideration to be paid, the surviving SunEdison entity would have to install 150 megawatts of solar photovoltaic projects in 2010 and achieve certain profitability thresholds. This would entitle the former SunEdison unit holders to an additional $89.0 million of consideration in a combination of cash and MEMC common stock. If SunEdison completes less than 80 megawatts of solar photovoltaic projects, no contingent consideration will be paid. If 80 megawatts or more are completed, the SunEdison unit holders will receive between $25.0 million and $89.0 million of cash and MEMC common stock, based on the terms of the acquisition agreement. As of March 31, 2010, we have accrued approximately $78.5 million based on the estimated fair value of this contingency.

Approximately $6.9 million of the share consideration due to SunEdison’s former unit holders is currently held in escrow pursuant to the terms of the acquisition agreement.

For the three months ended March 31, 2010, all options to purchase MEMC stock and all restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the period. For the three months ended March 31, 2009, restricted stock units and options to purchase 9.1 million shares of MEMC stock were excluded from the calculation of diluted EPS because the effect was antidilutive.

(7) Inventories

Inventories consist of the following:

In millions	As of March 31, 2010	As of December 31, 2009
Raw materials and supplies	$27.5	$47.2
Goods and work in process	112.0	55.4

Finished goods	48.8	58.2

	$188.3	$160.8

SunEdison inventories of $65.7 and $20.3 million at March 31, 2010 and December 31, 2009, respectively, consist of raw materials and supplies and work in process related to the construction of solar energy systems intended for sale. In the event the solar energy system is not sold and will be held and used in the foreseeable future, it will be capitalized to property, plant and equipment.

(8) Investments

Equity Method Investments

In the fourth quarter of 2009, our equity method joint venture with Q-Cells SE (“Q-Cells”) completed the construction of a solar power plant and executed a contract to sell it to a third party. This contract resulted in the joint venture recognizing an impairment on the plant assets. MEMC’s share of the impairment was approximately $3.0 million in the fourth quarter of 2009 with an additional $1.5 million recognized in the first quarter of 2010 when concessions were made to the pre-negotiated sales price. Also in the first quarter of 2010, MEMC recognized its pro rata share of the net profit previously deferred for solar wafers sold to Q-Cells International of $8.8 million, which is recorded in the statement of operations as equity in earnings of joint venture, net of tax. MEMC has classified this joint venture as current because MEMC expects the proceeds from the sale of the solar power plant to be returned to the joint venture parties within the next twelve months.

Investments Recorded at Fair Value

Short- and long-term investments measured and recorded at fair value on a recurring basis consist of the following:

In millions	Cost	Gross Unrealized Gains/(Losses) and Other-than- temporary Impairments Recorded in Earnings(1)	Other-than- temporary Impairments in Accumulated Other Comprehensive Income (Loss)(2)	Unrealized Gains/(Losses) in Other Comprehensive Income	Fair Value	Fair Value of Investments in Unrealized Loss Positions with no Recognized Losses	Unrealized Losses on Investments in Unrealized Loss Positions with no Recognized Losses
							Greater than twelve months	Less than twelve months

As of March 31, 2010:
Trading securities:
Auction rate securities	$36.3	$(1.8)	$—	$—	$34.5	$—	$—	$—
Available-for-sale securities:
Fixed income funds	97.5	9.5	—	8.7	115.7	—	—	—
Corporate debt securities	27.7	(9.7)	1.2	(0.5)	18.7	5.0	(0.5)	—
Asset-backed securities	16.8	(2.2)	0.1	(0.1)	14.6	14.4	(0.1)	—
Mortgage-backed securities	30.7	(4.6)	(1.6)	(0.5)	24.0	20.3	(0.5)	—
Equity investment securities	12.4	—	—	33.9	46.3	—	—	—

	185.1	(7.0)	(0.3)	41.5	219.3	39.7	(1.1)	—

Total	$221.4	$(8.8)	$(0.3)	$41.5	$253.8	$39.7	$(1.1)	$—

As of December 31, 2009:
Trading securities:
Auction rate securities	$40.5	$(2.1)	$—	$—	$38.4	$—	$—	$—
Available-for-sale securities:
Fixed income funds	97.5	7.7	—	5.6	110.8	—	—	—
Corporate debt securities	33.1	(9.7)	1.2	(1.6)	23.0	9.4	(1.6)	—
Asset-backed securities	19.2	(2.2)	0.1	(0.2)	16.9	16.7	(0.2)	—
Mortgage-backed securities	30.8	(4.6)	(1.6)	(0.5)	24.1	20.9	(0.5)	—
Equity investment securities	12.4	—	—	28.6	41.0	—	—	—

	193.0	(8.8)	(0.3)	31.9	215.8	47.0	(2.3)	—

Total	$233.5	$(10.9)	$(0.3)	$31.9	$254.2	$47.0	$(2.3)	$—

(1)	Gross unrealized gains/(losses) were recorded to non-operating (income) expense in the consolidated statements of operations. The gains on fixed income funds relate to dividends earned and reinvested.
(2)

Represents the cumulative effect of adoption of accounting principle related to other-than-temporary impairments on investments. This required a reclassification of the non-credit related portion of changes in fair value of our investments to other comprehensive income previously recorded in our statement of operations.

The carrying value of short- and long-term investments consists of the following:

In millions	As of March 31, 2010	As of December 31, 2009
Items measured at fair value on a recurring basis	$253.8	$254.2
Equity method investments	100.1	101.6
Time deposits	4.3	4.6
Equity investments at cost	23.1	23.1

Total investments	381.3	383.5
Less: short-term investments	171.7	85.9

Non-current investments	$209.6	$297.6

As of March 31, 2010, we held $115.7 million in fixed income funds, net of temporary gains of $8.7 million, with the intent of holding them for a period exceeding 12 months. As of December 31, 2009, we held $110.8 million in fixed income funds, net of temporary gains of $5.6 million.

As of March 31, 2010, we held $57.3 million in a portfolio comprised of corporate bonds and asset-backed and mortgage-backed securities, net of temporary losses of $1.1 million and other-than-temporary impairments of $16.8 million, of which $0.3 million is related to non-credit losses and is recorded in accumulated other comprehensive income. As of December 31, 2009, we held $64.0 million of these investments, net of temporary impairments of $2.3 million and other-than-temporary impairments of $16.8 million, of which $0.3 million is related to non-credit losses. A majority of these investments maintain a floating interest rate based on a range of spreads to the one and three month LIBOR rate. While we believe the decline in fair value related to the temporary impairments to be directly attributable to the current global credit conditions, we believe the time to reach the original carrying value for certain of these investments to be greater than 12 months. Accordingly, we have classified $32.6 million of those investments as non-current assets.

Our investments include asset-backed securities, mortgage-backed securities and corporate debt securities that have a market value below amortized cost and are not included in other-than-temporary impairments. The unrealized loss on these investments are considered temporary based on an evaluation of factors including the current credit rating and any changes in the rating since issuance, the current repayment schedule rate as compared to the expected amortization schedule, the fair value of the investment as compared to the amortized cost basis, the subordination level of the security, and any collateral associated with the security. Based on an evaluation of these qualitative factors and the intent to hold these investments for a period of time sufficient to recover all principal associated with the investments, MEMC does not consider the impairments to be other-than-temporary at March 31, 2010.

When the fair value of an investment is less than our cost basis, we evaluate the nature of the investment based on current and expected future market conditions, the duration of impairments, the extent to which fair value is less than cost, historical volatility of the security, the financial condition and near term prospects of the issuer, and our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. As of March 31, 2010, we have recorded other-than temporary impairments for asset-backed securities, mortgage-backed securities and corporate debt securities. A discounted cash flow analysis was used to calculate the credit loss associated with the impairment considering current repayment of principal and interest as compared to the stated amortization schedule, default rates (if any), subordination level of the security within the structure (e.g. A notes as compared to B notes) and collateral ratios. For floating-rate securities, the current coupon rate is used as the discount rate and for fixed rate securities, the original coupon rate is used as the discount rate.

During the three months ended March 31, 2009, we recorded other-than-temporary impairments of $2.3 million on our available-for-sale investments. MEMC did not have any similar other-than-temporary impairments for the three months ended March 31, 2010.

Our unrealized other-than-temporary impairment losses on our debt securities held at March 31, 2010 were as follows:

In millions	Total
Unrealized other-than-temporary impairment losses	$16.8
Unrealized other-than-temporary impairment losses reclassified to accumulated other comprehensive loss on April 1, 2009 in conjunction with cumulative effect transition adjustment	(0.3)

Net impairment losses recognized in retained earnings	$16.5

Contractual maturities of our available-for-sale debt securities were as follows:

	As of March 31, 2010
In millions	Cost	Fair Value
Due in one year or less	$15.8	$15.8
Due after one year through five years	11.9	2.9
No single maturity date(1)	47.5	38.6

	$75.2	$57.3

(1)

Securities with no single maturity date include mortgage- and asset-backed securities which have been classified as current or non-current based on estimated timing of receipt of the forecasted cash flows.

(9) Intangible Assets

Intangible assets at March 31, 2010 and December 31, 2009 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Dollars in millions		March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Amortizable intangible assets:
Favorable energy credits	7	$14.2	$14.2	$(1.0)	$(0.3)	$13.2	$13.9
Customer relationships	7	4.7	4.7	(0.2)	—	4.5	4.7
Trade name	15	4.0	4.0	(0.1)	—	3.9	4.0
Internally developed software	3	1.3	1.3	(0.2)	(0.1)	1.1	1.2
Purchased software	6	27.2	27.4	(22.8)	(22.5)	4.4	4.9
Other intangible assets:
Power plant development arrangements		18.0	18.0	—	—	18.0	18.0

Total intangible assets		$69.4	$69.6	$(24.3)	$(22.9)	$45.1	$46.7

(10) Debt and Capital Lease Obligations

Long-term debt and capital leases outstanding consist of the following:

	As of March 31, 2010	As of December 31, 2009
In millions
Solar energy systems:
Capital leases, bearing interest at 3.00%	$140.8	$140.9
Finance obligations, bearing interest from 3.00% to 11.11%	272.9	245.1
Long-term notes	25.4	25.4
Capital leases for equipment and other debt	4.8	5.2

Total	443.9	416.6
Less current portion	42.7	32.2

Long-term debt	$401.2	$384.4

We have non-solar energy system short-term committed financing arrangements renewable annually of approximately $20.7 million at March 31, 2010, of which there were no short-term borrowings outstanding at March 31, 2010. Of the $20.7 million committed short-term financing arrangements, $9.8 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

We have non-solar energy system long-term committed financing arrangements of approximately $320.8 million at March 31, 2010, of which $42.1 million is outstanding. Of the $320.8 million committed long-term financing arrangements, $66.7 million is unavailable because it relates to the issuance of third party letters of credit.

Our solar energy systems for which we have capital lease and finance obligations are included in separate legal entities. The capital lease and finance obligations have recourse to those separate legal entities but limited or no recourse to the MEMC parent or SunEdison parent under the terms of the applicable agreements.

The schedule of principal payments on long term debt is as follows:

In millions	As of March 31, 2010
April 1, 2010 through December 31,
2010	$26.1
2011	14.2
2012	13.3
2013	13.1
2014	11.8
Thereafter	222.4

Total	$300.9

(11) Stockholders’ Equity

The following table presents the change in total stockholders’ equity for the three months ended March 31, 2010.

In millions	MEMC Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 1, 2010	$2,168.6	$38.2	$2,206.8
Net (loss) income	(9.6)	0.5	(9.1)
Other comprehensive (loss) income, net of tax	(1.4)	1.1	(0.3)
Stock plans, net	10.3	—	10.3
Contributions from noncontrolling interest	—	5.4	5.4

Balance, March 31, 2010	$2,167.9	$45.2	$2,213.1

In the first quarter of 2010 Banco Santander (“Santander”) acquired a 50% ownership in certain SunEdison project entities which SunEdison will consolidate. Santander contributed $5.4 million of equity and $12.0 million in the form of a note payable. Santander’s interest is expected to be eliminated within the next twelve months upon the eventual sale of the project.

Stock-Based Compensation

We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors, and consultants. As of March 31, 2010, there were 5.8 million shares authorized for future grant under these plans. On April 20, 2010, MEMC’s stockholders approved a new 2010 Equity Incentive Plan, which has 15.0 million shares authorized and available for future grants.

The following table presents information regarding outstanding stock options as of March 31, 2010 and changes during the three months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2009	10,382,235	$25.75
Granted	560,997	13.45
Exercised	(3,625)	10.67
Forfeited	(57,165)	21.84
Expired	(70,509)	41.95

Outstanding at March 31, 2010	10,811,933	$25.01	$14.2	8 Years

Options exercisable at March 31, 2010	3,696,715	$29.11	$5.2	7 Years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2010. This amount changes based on the fair market value of our stock. For the three months ended March 31, 2010, the total intrinsic value of options exercised, the cash received from option exercises under our option plans and the actual tax benefit realized for the tax deductions from option exercises were all less than $0.1 million. The total intrinsic value of options exercised for the three months ended March 31, 2009 was $0.1 million. For the three months ended March 31, 2009, cash received from option exercises under our option plans was $0.1 million and the actual tax benefit realized for the tax deductions from option exercises was $0.1 million.

Our weighted-average assumptions are as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Risk-free interest rate	2.2%	1.7%
Expected stock price volatility	68.5%	65.4%
Expected term until exercise (years)	4	5
Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value per share of options granted was $7.08 and $7.43 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, $50.4 million of total unrecognized compensation cost related to stock options granted and outstanding as of March 31, 2010 is expected to be recognized over a weighted-average period of 2.9 years.

Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future, provided the stock unit is vested at the time. The following table presents information regarding outstanding restricted stock units as of March 31, 2010 and changes during the three months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Life
Outstanding at December 31, 2009	2,859,431
Granted	141,500
Converted	(33,000)
Forfeited	858

Outstanding at March 31, 2010	2,968,789	$43.9	2.4 years

At March 31, 2010, there were no restricted stock units which were convertible into shares. The weighted-average fair value of restricted stock units per share on the date of grant was $12.41 and $13.49 for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, $23.5 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 2.4 years.

Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was $6.8 million and $6.1 million, net of income tax benefit of $3.8 million and $3.4 million, respectively.

(12) Income Taxes

We are currently under a tax examination by the Internal Revenue Service for the 2006 and 2007 tax years. It is reasonably possible that the examination could be completed within the next twelve months; however, the results of the examination and any potential settlement are not able to be determined as of March 31, 2010. There is risk, however, that the amounts ultimately settled upon resolution of the audit could be materially different from the amounts previously included in our income tax liabilities and, therefore, could have a material impact on our tax provision, net income, tax liabilities and cash flows.

During the three months ended March 31, 2010, we recorded an income tax benefit of $14.6 million and an effective tax rate of 47.1%. The income tax benefit for the first quarter of 2010 is primarily related to a discrete tax benefit of $5.4 million associated with a planned remittance of the undistributed earnings of one of our foreign wholly owned subsidiaries to the U.S. in the foreseeable future and a discrete benefit of $3.1 million associated with the reversal of a deferred tax asset valuation allowance for foreign net operating losses of SunEdison that can be used to offset current earnings. The remaining income tax benefit for the first quarter of 2010 is primarily attributed to a taxable loss in the U.S. offset by taxable income in lower rate jurisdictions. We recorded a tax benefit on the U.S. tax loss because there is sufficient taxable income in the allowable carry back period to absorb the loss.

(13) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended March 31, 2010		Three Months Ended March 31, 2009
In millions	Pension Plans	Health Care and Other Plans	Pension Plans	Health Care and Other Plans
Service cost	$0.6	$—	$0.8	$—
Interest cost	2.4	0.4	2.5	0.4
Expected return on plan assets	(3.6)	—	(3.3)	—
Net actuarial loss/(gain) and amortization of prior service costs	2.2	(0.6)	1.3	(0.6)
Settlement and curtailment loss, net	—	—	0.3	—

Net periodic postretirement benefit cost	$1.6	$(0.2)	$1.6	$(0.2)

The settlement and curtailment loss, net is related to the restructuring charges discussed in Note 2 above.

(14) Long-term Customer Contracts

In January 2010, we reached an out of court settlement of a lawsuit filed in April 2009 related to our long-term solar wafer supply agreement with Conergy AG (“Conergy”). At the same time, we amended this agreement with Conergy, which amendment included a significant reduction in the minimum quantity of wafers that Conergy must purchase over the remaining eight years of the agreement, as well as a minimum market share commitment should Conergy’s demand exceed the reduced quantities. The amendment also modifies the pricing terms to be based on market rates similar to other MEMC long-term solar wafer supply agreements. The amendment includes MEMC permanently retaining $21.1 million of previously refundable deposits currently held by us which have been reclassified from customer deposits to deferred revenue. The deferred revenue will be amortized over the remaining term of the contract and recorded as revenue, $2.0 million of which was recorded in the first quarter of 2010. Another $7.0 million in short-term deposits are no longer required to be paid in the next twelve months and have therefore been classified as long-term. In addition, we applied $8.1 million of refundable security deposits against outstanding accounts receivable balances. The constructive receipt of the non-refundable deposit and corresponding reduction in refundable deposits of $19.1 million, as well as the application of the deposits against accounts receivables, have been reflected as cash provided by operating activities and cash used in financing activities in the unaudited condensed consolidated statement of cash flows.

(15) Commitments and Contingencies

Contingent Consideration

We issued contingent consideration to be paid to the former SunEdison unit holders if certain operational criteria are met from January 1, 2010 through December 31, 2010. This consideration is to be paid in the form of cash and MEMC common stock and ranges from zero up to $89.0 million. As of March 31, 2010, we have accrued approximately $78.5 million based on the estimated fair value of this contingency.

Indemnification

We have agreed to indemnify some of our Semiconductor Materials and Solar Materials customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims as of March 31, 2010.

We generally warrant the operation of our solar energy systems. Due to the absence of historical material warranty claims and expected future claims, we have not recorded a warranty accrual related to solar energy systems as of March 31, 2010.

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

MEMC and MEMC Pasadena continue to believe that the lawsuit is without merit and the Company remains committed to a vigorous defense of the case at the appellate level. The appellate court has docketed the case and has directed that the parties file their briefs over the course of the next several months, after which, in November 2010, the appellate court has scheduled oral argument on the matter. A decision from the appellate court could be expected some time in 2011. An unfavorable outcome on appeal would result in MEMC having to pay BP Solar the damages originally found by the jury, plus interest. MEMC accrued the full amount of damages of the verdict of $8.8 million in marketing and administration expense and accrued expenses and $3.7 million of income tax benefit, resulting in a net expense of $5.1 million, during the quarter ended June 30, 2009.

S.O.I.TEC Silicon on Insulator Technologies S.A. v. MEMC Electronic Materials, Inc.

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

Semi-Materials Co., Ltd. v. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

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

The parties entered into settlement discussions for this case in November 2007 and December 2007. In early 2008, Semi-Materials claimed that a binding settlement was reached as a result of those late 2007 discussions. MEMC denied Semi-Materials’ allegation that a binding settlement was reached. In January 2008, Semi-Materials moved the trial court to enforce the alleged settlement terms. On March 17, 2008, the trial court sustained Semi-Materials’ motion and found that binding settlement terms had been reached as a result of the late 2007 negotiations between Semi-Materials and MEMC. This decision was immediately appealed by MEMC to the United States Court of Appeals for the Eighth Circuit, and enforcement of the trial court’s order was stayed pending that appeal. The Eighth Circuit heard oral argument on September 26, 2008. Just prior to the September 26 oral argument, Semi-Materials informed MEMC and the Eighth Circuit that Semi-Materials no longer sought enforcement of the alleged settlement agreement (although Semi-Materials still claimed that a binding settlement was reached in late 2007). Semi-Materials instead requested that the Eighth Circuit vacate the trial court’s March 2008 order enforcing the alleged settlement agreement and remand the case back to the trial court for further proceedings. On May 4, 2009, the Eighth Circuit requested a rehearing of the appeal, which rehearing was held on June 10, 2009. On July 10, 2009, the Eighth Circuit vacated the trial court’s order, and returned the case to the trial court for further proceedings. The parties are currently engaged in discovery for this case. This case has been set for trial beginning November 15, 2010.

On March 31, 2008, Semi-Materials and its affiliate SMC Shanghai (“SMC”) filed two additional lawsuits against MEMC, one in the United States District Court for the Southern District of Texas (Case No. 4:08-CV-00991) (the “Texas Action”) and another in the United States District Court for the Eastern District of Missouri (Case No. 4:08-CV-00434-JCH) (the “Missouri Action”). In both cases, Semi-Materials and SMC alleged that: (i) MEMC Pasadena, Inc. (“MEMC Pasadena”) breached an agreement with SMC for SMC to act as MEMC’s exclusive sales agent in China; (ii) MEMC Pasadena breached an agreement with Semi-Materials for Semi-Materials to act as MEMC Pasadena’s exclusive sales agent in Korea; (iii) MEMC tortiously interfered with the purported sales agency agreements among MEMC Pasadena and SMC and Semi-Materials; and (iv) MEMC tortiously interfered with a separate sales agency agreement Semi-Materials claimed existed with an unrelated party. In the Missouri Action, Semi-Materials also claimed that MEMC tortiously interfered with an expectancy for an on-going business relationship Semi-Materials claimed existed with the unrelated party. Upon MEMC’s motions for summary judgment in the Missouri Action, the Court dismissed the claim that MEMC tortiously interfered with the purported sales agency agreements, and the claim that MEMC tortiously interfered with the alleged sales agency agreement between Semi-Materials and the unrelated party. The remaining claims were tried before a jury between January 4 and January 12, 2010. At trial, the jury found in favor of Semi-Materials and SMC on their respective claims for breach of contract against MEMC Pasadena, awarding a verdict of $0.2 million, and found in favor of MEMC on Semi-Materials’ claim for tortious interference with an expectancy of an ongoing business relationship with the unrelated party. MEMC Pasadena filed a post-trial motion for judgment as a matter of law as to the breach of contract claims on which the jury found in favor of Semi-Materials and SMC. The Court has not yet ruled upon the motion. Semi-Materials and SMC filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit concerning rulings the Court made at summary judgment concerning Plaintiffs’ alleged damages on their breach of contract claims. MEMC Pasadena filed a Notice of Cross-Appeal concerning the Court’s entry of judgment based upon the jury verdict and the Court’s denial of MEMC’s motion for judgment as a matter of law. The appellate matters have been docketed as Appeal Nos. 10-1324 and 10-1626 in the United States Court of Appeals for the Eighth Circuit. The opening appellate brief of Semi-Materials and SMC is due to be filed on April 28, 2010. No discovery has been undertaken in the Texas Action, and it has been stayed.

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

Minneapolis Firefighters’ Relief Association v. MEMC Electronic Materials, Inc., et al.

On September 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff Minneapolis Firefighters’ Relief Association asserting claims against MEMC and Nabeel Gareeb, MEMC’s former Chief Executive Officer. On October 10, 2008, a substantially similar putative class action lawsuit was filed by plaintiff Donald Jameson against MEMC, Mr. Gareeb and Ken Hannah, MEMC’s former Chief Financial Officer and currently MEMC’s Executive Vice President and President—Solar Materials. These cases purportedly are brought on behalf of all persons who acquired shares of MEMC’s common stock between June 13, 2008 and July 23, 2008, inclusive (the “Class Period”). Both complaints allege that, during the Class Period, MEMC failed to disclose certain material facts regarding MEMC’s operations and performance, which had the effect of artificially inflating MEMC’s stock price in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Plaintiffs further allege that Messrs. Gareeb and Hannah are subject to liability under Section 20(a) of the Act as control persons of MEMC. Plaintiffs seek certification of the putative class, unspecified compensatory damages, interest and costs, as well as ancillary relief. On December 12, 2008, these actions were consolidated, and the Court appointed Mahendra A. Patel as lead plaintiff. Plaintiff filed a consolidated amended complaint on February 23, 2009. Defendants filed a motion to dismiss the Consolidated Amended Complaint, which was fully briefed by the parties by June 24, 2009. On March 8, 2010, the Court dismissed the consolidated class action with prejudice. On March 31, 2010, Plaintiff filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit.

MEMC and the individual defendants believe this action has no merit and intend to vigorously defend themselves against the appeal of the order granting the motion to dismiss. However, due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this action.

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

On June 1, 2009, an amended class action complaint was filed by Mr. Jones and another purported participant of the Plan, Manuel Acosta, which raises substantially the same claims and is based on substantially the same allegations as the original complaint. However, the amended complaint changes the period of time covered by the action, purporting to be brought on behalf of beneficiaries of and/or participants in the Plan from June 13, 2008 through the present, inclusive (the “Class Period”). The amended complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in MEMC’s stock, equitable relief and an award of attorney’s fees. No class has been certified and discovery has not begun. The Company and the named directors and employees filed a motion to dismiss the complaint, which was fully briefed by the parties as of October 9, 2009. The parties each subsequently filed notices of supplemental authority and corresponding responses. On March 17, 2010, the court denied the motion to dismiss. On April 14, 2010, Defendants filed a motion for reconsideration or, in the alternative, certification for interlocutory appeal. On April 22, 2010, the court ordered that plaintiff’s response to the motion for reconsideration be filed on or before May 26, 2010 and that defendants’ reply be filed on or before June 16, 2010. The Company and the named directors and employees intend to vigorously defend themselves against these claims.

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

(16) Reportable Segments

Our reportable segments are determined based on the management of the businesses and the types of products sold and services provided. On November 20, 2009, we completed the acquisition of SunEdison. Until the acquisition of SunEdison, MEMC was engaged in one reportable industry segment—the design, manufacture and sale of silicon wafers—which was conducted as our Materials Business. From the time of the SunEdison acquisition until the end of 2009, MEMC was engaged in two reportable segments, Materials Business and Solar Energy Business (d/b/a SunEdison). Effective January 1, 2010, MEMC reorganized its historical Materials Business operations into two separate businesses and is now engaged in three reportable segments: Semiconductor Materials, Solar Materials (both include the historical operations of MEMC) and Solar Energy (consists solely of SunEdison). This reorganization reflects how we are currently operating our business and analyzing our operating results.

The Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The CODM evaluates segment performance based on segment operating profit plus interest expense. In order to determine segment operating profit, standard costs are used as the basis for raw material costs allocated between segments and any related variances are allocated based on usage of those raw materials. MEMC incurs expenses for research and development costs and marketing activities that are not specific to any one segment or allocated to any segments. These costs, as well as general corporate marketing and administration costs, stock compensation expense, research and development administration costs, legal professional services and related costs, and other items are not evaluated by segment and are included in Corporate and other below. Because certain sites include operations, facilities and/or back office functions that are utilized to support our Semiconductor Materials and Solar Materials businesses, we do not have discrete financial information for total assets. Accordingly, the CODM does not consider total assets when analyzing segment performance.

MEMC’s Semiconductor Materials segment includes the development, production and marketing of wafers with a wide variety of features satisfying numerous product specifications to meet our customers’ exacting requirements, which wafers are utilized in the manufacture of semiconductor devices.

MEMC’s Solar Materials segment includes the development, production and marketing of square and pseudo-square crystalline solar wafers, which wafers are utilized by customers in the manufacture of solar cells, and then solar modules (panels), which convert energy from the sun into usable electrical energy. Our Solar Materials segment also includes our polysilicon production.

MEMC’s Solar Energy segment consists solely of SunEdison and includes the development and construction of solar power plants, which are then either sold or held to produce power. The results of the segment include the sale of solar plants and services for customers to purchase renewable energy by delivering solar power to them under long-term power purchase arrangements and feed-in tariff arrangements.

We have provided 2009 financial information on a comparative basis to conform to the 2010 segment presentation:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
In millions

Net sales:
Semiconductor Materials	$219.3	$58.7
Solar Materials	157.7	155.3
Solar Energy	60.7	—

Consolidated net sales	$437.7	$214.0

Operating (loss) income:
Semiconductor Materials	$(7.9)	$(73.4)
Solar Materials	12.2	67.8
Solar Energy	6.8	—
Corporate and other	(26.4)	(20.8)

Consolidated operating loss	$(15.3)	$(26.4)

Interest expense:
Semiconductor Materials	$1.0	$0.3
Solar Materials	0.1	—
Solar Energy	11.0	—

Consolidated net interest expense	$12.1	$0.3

Depreciation and amortization:
Semiconductor Materials	$26.2	$23.0
Solar Materials	6.9	5.4
Solar Energy	4.4	—

Consolidated depreciation and amortization	$37.5	$28.4

Capital expenditures:
Semiconductor Materials	$18.8	$32.8
Solar Materials	27.4	20.4
Solar Energy(1)	44.9	—

Consolidated capital expenditures	$91.1	$53.2

(1)	Consists of construction of solar energy systems of $44.9 million in the three months ended March 31, 2010.

Equity in earnings of joint venture, net of tax of $7.3 million in the first quarter of 2010 and equity in joint venture of $100.1 million at March 31, 2010 and $101.6 million at December 31, 2009 is part of our Solar Materials segment.

The Solar Energy segment includes $285.3 million of goodwill and we have recorded no impairment on this goodwill.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of MEMC Electronic Materials, Inc. included herein.

OVERVIEW

Business

We are a global leader in the manufacture and sale of silicon wafers and have been a pioneer in the design and development of wafer technologies over the past fifty years. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch). Since 2007, we have been selling 156 millimeter wafers targeted for solar applications. Depending on market conditions, we also sell intermediate products such as polysilicon, silane gas, ingots and scrap wafers to semiconductor device and equipment makers, solar cell and module manufacturers, flat panel and other industries. On November 20, 2009, we completed the acquisition of Sun Edison LLC (“SunEdison”), a solar energy services provider that integrates the design, installation, monitoring and financing of solar energy systems in order to provide a comprehensive solar energy services solution. Prior to the acquisition, we were engaged in one reportable segment—the design, manufacture and sale of silicon wafers. With the acquisition of SunEdison, we now also participate in the development and maintenance of solar energy systems and the sale of solar energy. Effective January 1, 2010, we reorganized our historical operations into two separate businesses, and we are now engaged in three reportable segments: Semiconductor Materials, Solar Materials (both of which include the historical operations of MEMC) and Solar Energy (consists solely of SunEdison).

Business Segments Overview

Semiconductor Materials Segment

We offer wafers for semiconductor devices with a wide variety of features. Our wafers vary in size, surface features, composition, purity levels, crystal properties and electrical properties. Our monocrystalline wafers for use in semiconductor applications range in size from 100 millimeter to 300 millimeter and include four general categories: prime, epitaxial, test/monitor wafers and silicon-on-insulator (SOI) wafers.

Increases in global consumer spending have driven increases in volumes in our Semiconductor Materials segment over the prior year quarter and sequentially. We also continue to see modest sequential pricing improvements.

Solar Materials Segment

Our solar wafers are used as the starting material for crystalline solar cells which fit into solar modules (panels) and convert energy from the sun into usable electrical energy. Our solar materials segment also includes our polysilicon production.

While the overall demand for wafers for solar applications continued to improve in the first quarter, pricing pressures offset any gains realized from volume increases. Our sales of polysilicon continued to decline as a percent of total revenue in the first quarter of 2010 compared to the same period in 2009 due to lower volumes and pricing. Polysilicon sales were approximately 1% and 7% of consolidated revenue for the quarter ended March 31, 2010 and 2009, respectively.

In January 2010, we reached an out of court settlement of a lawsuit related to our long-term solar wafer supply agreement with Conergy AG (“Conergy”). At the same time, we amended this agreement with Conergy, which amendment included a significant reduction in the minimum quantity of wafers that Conergy must purchase over the remaining eight years of the agreement, as well as a minimum market share commitment should Conergy’s demand exceed the reduced quantities. The amendment also modifies the pricing terms to be based on market rates similar to other MEMC long-term solar wafer supply agreements. The amendment includes MEMC permanently retaining a portion of the refundable deposits currently held by us.

Solar Energy Segment

Our SunEdison business provides our customers with a simplified and economical way to purchase renewable energy, by delivering solar power to them under long-term power purchase arrangements and feed-in tariff arrangements. Our SunEdison business provides solar energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market to provide a more comprehensive and cost effective service to our customers.

In 2009, Sun Edison began development of 10 projects in the Puglia region of Italy all below 1 megawatt each. Seven of the ten were completed during the first quarter of 2010 and we expect to complete the remaining three in the second and third quarter of 2010. We also broke ground on two systems in Canada totaling eighteen megawatts in the first quarter of 2010, which are expected to be completed in stages within the next twelve months.

In March 2010, SunEdison, along with our joint venture partner Banco Santander (“Santander”), received approval from the Italian government to develop and construct a 72 megawatt photovoltaic solar power plant in Northeastern Italy, near the town of Rovigo. SunEdison will share equally in the earnings on this project with Santander. Power generation is expected to begin in the second half of 2010 with final completion of the project expected by year end. Santander’s interest is expected to be eliminated within the next twelve months upon the eventual sale of the project.

Corporate and other

MEMC incurs expenses for research and development costs and marketing activities that are not specific to any one segment or allocated to any segments. These costs, as well as general corporate marketing and administration costs, stock compensation expense, research and development administration costs, legal professional services and related costs, and other items are not evaluated by segment and are included in Corporate and other.

RESULTS OF OPERATIONS

	Three Months Ended March 31,
Net Sales	2010	2009
Dollars in millions
Semiconductor Materials	$219.3	$58.7
Solar Materials	157.7	155.3
Solar Energy	60.7	—

Total Net Sales	$437.7	$214.0

The consolidated increase in net sales of $223.7 million, or 105% compared to the prior year period, is mainly attributed to increases in consumer spending and other positive macroeconomic effects. In addition, the acquisition of SunEdison on November 20, 2009 increased our sales by $60.7 million during the three months ended March 31, 2010. While we continue to experience pricing pressure in our Solar Materials segment, volumes in both the Solar Materials and Semiconductor Materials segments are trending upward.

Semiconductor Materials Segment Net Sales

The increase of $160.6 in Semiconductor Materials sales in the first quarter of 2010 compared to the prior year was primarily the result of volume increases of $198.0 million, which was partially offset by pricing decreases of $33.5 million. These price and volume changes were consistent among all diameters. Our overall wafer average selling prices were approximately 10% lower than the overall wafer average selling prices for the same period in 2009, although they are slightly higher than the fourth quarter of 2009.

Solar Materials Segment Net Sales

Solar Materials net sales for the period ended March 31, 2010 were $157.7 million compared to $155.3 million in the first three months of 2009. While volumes for solar wafers increased in the first quarter of 2010 due to increased volumes with customers under long-term agreements and new customers, decreases in pricing almost completely offset the increases in volumes. In order to reduce our concentration of solar wafer customers, we continue to diversify our customer base by serving additional solar wafer customers beyond our long-term solar wafer supply agreements. The decrease in sales also resulted from a decrease in polysilicon sales of $13.0 million attributable to decreased volumes and selling prices. Raw polysilicon sales are expected to remain low as our wafer sales grow. Polysilicon sales amounted to only 1% of total sales in the quarter, down from 7% in the same period of 2009.

Solar Energy Segment Net Sales

As noted previously, we acquired SunEdison in November 2009. Solar Energy net sales for the period ended March 31, 2010 were $60.7 million and consisted mainly of the completion and sale of seven solar energy systems totaling 11 megawatts and, to a lesser extent, revenues from energy production. Upon construction of a solar energy system, we may sell the system outright with no continuing involvement (“direct sales”), sell and then lease the system back (“sale-leaseback”) or retain and finance the system (“financing”). Direct sales are recorded in the statement of operations as sales with related cost of sales based on the cost to construct the system. Sale-leasebacks and financing results in the retention of assets on our balance sheet along with the related capital lease obligation or debt. Any changes in the mix of these three alternatives could result in different accounting effects on our financial statements. The amount and timing of revenues associated with the sale of solar energy systems could vary from quarter to quarter depending on when those sales are finalized.

	Three Months Ended March 31,
Gross Profit	2010	2009
Dollars in millions
Cost of goods sold	$378.4	$194.3
Gross profit	59.3	19.7
Gross margin percentage	13.5%	9.2%

The increase in our gross profit dollars and gross margin percentage for the period ended March 31, 2010 was primarily the result of Semiconductor Materials volume increases and productivity improvements of $146.0 million. This included charges in 2009 which did not recur in the 2010 current period consisting of unallocated fixed overhead costs of $36.2 million recorded as period expenses and lower of cost or market adjustments on our inventory of $11.4 million. The increase was also due to the acquisition of SunEdison on November 20, 2009, which contributed $22.8 million of gross profit in the three months ended March 31, 2010. We also had a decrease in charges for an adverse annual long-term purchase obligation of $4.8 million. These improvements were offset by pricing declines impacting Semiconductor Materials and Solar Materials segment income by $133.4 million.

	Three Months Ended March 31,
Marketing and Administration	2010	2009
Dollars in millions
Marketing and administration	$62.2	$29.8
As a percentage of net sales	14.2%	13.9%

The increase in marketing and administration expenses for the period ended March 31, 2010 resulted from the inclusion of SunEdison costs of $18.7 million, as well as an increase in pre-operating start-up costs for our new manufacturing facility in Ipoh, Malaysia of $5.4 million and increased logistics costs of $4.9 million, with the remaining difference mainly due to increased benefits expense.

	Three Months Ended March 31,
Research and Development	2010	2009
Dollars in millions
Research and development	$11.1	$9.6
As a percentage of net sales	2.5%	4.5%

R&D expenses consisted mainly of product and process development efforts to increase our capability in the areas of flatness, particles and crystal defectivity. The increase in R&D expenses in the first quarter of 2010 compared to the same period in the prior year is due to new efforts for emerging technologies included in the Solar Materials and Solar Energy segments.

	Three Months Ended March 31,
Restructuring Costs	2010	2009
Dollars in millions
Restructuring costs	$1.3	$6.7
As a percentage of net sales	0.3%	3.1%

In order to better align manufacturing capabilities to projected manufacturing needs for Semiconductor Materials, MEMC committed to workforce reductions in the first and second quarters of 2009 (the “2009 Global Plan”). In September 2009, MEMC also committed to actions to reduce manufacturing costs by shifting Semiconductor Materials manufacturing from our St. Peters, Missouri and Sherman, Texas facilities to other locations which are closer to a number of MEMC’s customers in the Asia Pacific region (the “2009 U.S. Plan”).

The 2009 Global Plan actions reduced our workforce by approximately 500 employees, from 4,800 prior to the reductions. Severance and other costs associated with this plan totaled $6.7 million in the three months ended March 31, 2009 and $12.3 million in the year ended December 31, 2009 when the plan was completed. We expect that the 2009 Global Plan reductions in force will result in annualized cost savings of approximately $30 million, primarily in cost of goods sold, because a majority of those affected were manufacturing facility employees. We began realizing some of these savings in the second quarter of 2009.

The 2009 U.S. Plan actions are expected to affect approximately 540 employees in the United States. MEMC will provide severance benefits to those employees who will be terminated, and expects to incur total severance charges related to the terminations of approximately $19 million. We recorded $1.3 million and in the first three months of 2010 and expect to make the related severance payments at the time of the final production dates for the facilities through the second quarter of 2011. We also anticipate charges of approximately $30.1 million for other related move costs and contract terminations associated with the closings which will be expensed as incurred until the final production date in the respective U.S. facilities. In total, we have recorded charges of $17.4 million associated with these actions since inception and estimate we will incur approximately $49.1 million in cash costs classified as restructuring expenses. We estimate that the facility closings will result in an annualized savings beginning in the third quarter of 2010 of approximately $10 million, rising to approximately $55 million of annualized savings beginning in the second quarter of 2011.

	Three Months Ended March 31,
Operating Loss	2010	2009
Dollars in millions
Semiconductor Materials	$(7.9)	$(73.4)
Solar Materials	12.2	67.8
Solar Energy	6.8	—
Corporate and other	(26.4)	(20.8)

Total Operating Loss	$(15.3)	$(26.4)

During the three months ended March 31, 2010, our consolidated operating loss of approximately $15.3 million represented an improvement of $11.1 million from the comparable period in 2009. This improvement was the net result of the changes in gross profit dollars and operating costs discussed above.

Semiconductor Materials Segment

The decrease in our Semiconductor Materials segment loss for the period ended March 31, 2010 was primarily the result of volume increases and productivity improvements, including charges in 2009 which did not recur in the current period. These charges consisted of unallocated fixed overhead costs of $36.2 million recorded as period expenses and lower of cost or market adjustments on our inventory of $11.4 million. These improvements were partially offset by pricing declines and pre-operating start-up costs for our new manufacturing facility in Ipoh, Malaysia of $5.4 million.

Solar Materials Segment

The decrease in our Solar Materials segment income for the period ended March 31, 2010 was primarily the result of pricing declines for solar wafers of $102.8 million, a reduction in polysilicon volumes of $7.9 million and higher wafering costs of $5.3 million. These decreases were slightly offset by increases in solar wafer volumes of $54.7 million.

Solar Energy Segment

As noted above, we acquired SunEdison in November 2009. Solar Energy segment income for the period ended March 31, 2010 was $6.8 million and consisted mainly of the completion and sale of seven solar energy systems totaling 11 megawatts noted above plus income from energy production.

Corporate and other

Corporate and other loss was $26.4 million in the 2010 first quarter, compared to $20.8 million in the first quarter of 2009. The increase was a result of the inclusion of SunEdison costs of $3.2 million and general corporate overhead to support the segments.

	Three Months Ended March 31,
Non-operating (Income) Expense	2010	2009
Dollars in millions
Interest expense	$12.1	$0.3
Interest income	(2.3)	(11.7)
Decline in fair value of warrant	5.3	0.1
Other, net	0.6	2.6

Total	$15.7	$(8.7)

Interest expense primarily relates to debt and capital leases for solar energy systems. We incurred $11.0 million of interest expense in the Solar Energy segment and $1.0 million in the Semiconductor Materials segment with the remaining recorded to the Solar Materials segment. Of the $11.0 million recorded in the Solar Energy segment, $6.6 million relates to deferred financing fees that were charged to interest expense when previously incurred solar energy system debt was transferred to the buyer upon sale of the system.

Interest income relates to returns on cash equivalents, restricted cash and investments. Interest income was lower in 2010 compared to 2009 due to lower average cash equivalent and investment balances throughout the year as we adjusted our portfolio of investments to fund current and future operations and acquisitions.

Decline in fair value of warrant represents the mark-to-market adjustment for a warrant received from Suntech Power Holdings (“Suntech”). We recorded a decrease in the estimated fair value of the warrant of $5.3 million in the first quarter of 2010 compared to $0.1 million in the same period of 2009. The change in the estimated fair value of the warrant is driven by the change in the price of Suntech’s ordinary shares, which had a price per share of $14.02 and $16.63 at March 31, 2010 and December 31, 2009, respectively.

	Three Months Ended March 31,
Income Taxes	2010	2009
Dollars in millions
Income tax benefit	$(14.6)	$(18.9)
Effective tax rate	47.1%	106.8%

During the three months ended March 31, 2010, we recorded an income tax benefit of $14.6 million and an effective tax rate of 47.1% compared to an income tax benefit of $18.9 million and an effective tax rate of 106.8% in the three months ended March 31, 2009. The income tax benefit for the first quarter 2010 is primarily related to a discrete tax benefit of $5.4 million associated with a planned remittance of the undistributed earnings of one of our foreign wholly owned subsidiaries to the United States in the foreseeable future and a discrete benefit of $3.1 million associated with the reversal of a deferred tax asset valuation allowance for foreign net operating losses of SunEdison that can be used to offset current earnings. The remaining income tax benefit for the first quarter of 2010 is primarily attributed to a taxable loss in the U.S. offset by taxable income in lower rate jurisdictions. The effective rate was lower in 2010 compared to 2009 primarily due to larger tax losses in higher rate jurisdictions offset by taxable income in lower rate jurisdictions.

We are currently under a tax examination by the Internal Revenue Service for the 2006 and 2007 tax years. It is reasonably possible that portions of the examination could be completed within the next 12 months; however, the results of the examination and any potential settlement are not able to be determined as of March 31, 2010. There is a risk that the amounts ultimately settled upon resolution of the audit could be materially different from the amounts previously included in our income tax liabilities and, therefore, could have a material impact on our tax provision, net income, tax liabilities and cash flows.

	Three Months Ended March 31,
Equity in Earnings of Joint Venture, Net of Tax	2010	2009
Dollars in millions
Equity in Earnings of Joint Venture, Net of Tax	$7.3	$—

In the fourth quarter of 2009, our equity method joint venture with Q-Cells SE (“Q-Cells”) completed the construction of a solar power plant and executed a contract to sell it to a third party. This contract resulted in the joint venture recognizing an impairment on the plant assets. MEMC’s share of the impairment was approximately $3.0 million in the fourth quarter of 2009 with an additional $1.5 million recognized in the first quarter of 2010 when concessions were made to the pre-negotiated sales price. Also in the first quarter of 2010, MEMC recognized its pro rata share of the net profit previously deferred for solar wafers sold to Q-Cells International of $8.8 million, which is recorded in the statement of operations as equity in earnings of joint venture, net of tax.

FINANCIAL CONDITION

Cash and cash equivalents decreased $154.8 million from $632.7 million at December 31, 2009 to $477.9 million at March 31, 2010. See additional discussion in Liquidity and Capital Resources below.

Short-term and long-term investments of $381.3 million at March 31, 2010 decreased from $383.5 million at December 31, 2009. This decrease was primarily due to sales and maturities of available for sale investments of $8.0 million, offset by increases in the fair value of our investments compared to the prior year. The investment in our joint venture with Q-Cells of $100.1 million is now classified as current because MEMC expects the proceeds from the sale of the solar power plant to be returned to the joint venture parties within the next twelve months. At December 31, 2009, the joint venture investment was classified as long-term.

Accounts receivable of $265.8 million at March 31, 2010 increased $92.5 million from $173.3 million at December 31, 2009. The increase was primarily attributable to the increase in sales of $81.0 million, as well as a larger volume of sales taking place late in the first quarter of 2010 compared to the fourth quarter of 2009.

Our inventories increased $27.5 million to $188.3 million at March 31, 2010 from $160.8 million at December 31, 2009. Inventories primarily increased as a result of the increase in goods in process inventories related to SunEdison for several large projects. At March 31, 2010, we had approximately $20.8 million of Semiconductor Materials inventory held on consignment, compared to $18.9 million at December 31, 2009.

Our net property, plant and equipment increased $26.6 million to $1,487.3 million from December 31, 2009. This increase was primarily due to capital expenditures of $91.1 million, $44.9 million of which is related to the construction of solar energy systems. The remaining capital expenditures related to expansions at our plants in Merano, Italy, Pasadena, Texas and Hsinchu, Taiwan, offset by depreciation expense. Included in property, plant and equipment is $107.2 million in capital leases related to the Solar Energy segment at March 31, 2010.

Our net deferred tax assets totaled $135.0 million at March 31, 2010 (of which $31.9 million of current deferred tax assets was included in prepaid and other assets) compared to $127.1 million at December 31, 2009 (of which $31.8 million of current deferred tax assets was included in prepaid and other assets). The increase of $7.9 million in net deferred tax assets is primarily attributed to a discrete tax benefit of $5.4 million associated with a planned remittance of the undistributed earnings of one of our foreign wholly-owned subsidiaries to the United States in the foreseeable future. At March 31, 2010, we have valuation allowances of $15.2 million, primarily related to net operating losses acquired through the purchase of SunEdison, reducing our net deferred tax assets to $135.0 million. We believe that it is more likely than not, with our projections of future taxable income, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets (which have not been offset by a valuation allowance) at March 31, 2010.

Long-term debt and capital leases increased to $443.9 million at March 31, 2010 from $416.6 million at December 31, 2009. This increase was mainly due to solar energy system financing incurred during the quarter in connection with the completion and financing of 7 systems totaling 2.5 megawatts. The current portion of long-term debt and capital leases of $42.7 million at March 31, 2010 relates primarily to solar energy systems.

Accrued liabilities decreased $20.8 million to $86.0 million at March 31, 2010 from $106.8 million at December 31, 2009 mainly due to a payment for an adverse long-term purchase obligation and recognition of our pro rata share of the net profit previously deferred for solar wafers sold to QCells International of $8.8 million.

Contingent consideration related to acquisition of $78.5 million at March 31, 2010 is our current estimate of the amount to be paid to the former SunEdison unit holders if certain operational criteria are met from January 1, 2010 through December 31, 2010. This consideration is to be paid in the form of cash and MEMC common stock and ranges from zero up to $89.0 million. As of December 31, 2009, this amount was not a current liability and was therefore included in other liabilities—long-term.

Short-term customer deposits decreased $23.9 million to $59.7 million at March 31, 2010 from $83.6 million at December 31, 2009. The amendment of our long-term agreement with Conergy discussed above includes MEMC permanently retaining $17.1 million of previously refundable deposits currently held by us which have been reclassified from short-term customer deposits to deferred revenue. In addition, $7.0 million of short-term deposits were no longer required to be repaid in the next twelve months and have therefore been classified as long-term.

Other long-term liabilities decreased $79.5 million to $233.8 million at March 31, 2010 from $313.3 million at December 31, 2009 mainly due to the contingent consideration related to the acquisition of SunEdison now classified as current discussed above.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 2010, cash used in operating activities was $110.1 million compared to $14.6 million in the three months ended March 31, 2009. This increase was primarily a result of the increase in accounts receivable. The increase in cash used for accounts receivable was due to the overall increase in sales, as well as a larger volume of sales taking place late in the first quarter of 2010 compared to the same period in 2009.

Cash used in investing activities increased to $81.4 million in the three months ended March 31, 2010 compared to $15.4 million in the three months ended March 31, 2009, primarily as a result of the construction of solar energy systems and a decrease in proceeds from sales and maturities of investments, slightly offset by a decrease in capital expenditures. Capital expenditures in 2010 primarily relate to increasing our polysilicon capacity and expanding capability for our next generation products in the Semiconductor Materials segment.

Cash provided by financing activities was $40.1 million in the three months ended March 31, 2010 compared to $51.7 million used in the three months ended March 31, 2009. The change in cash provided by financing activities was mainly due to proceeds from financing obligations of $72.8 million which relates to solar energy system financing. Approximately $43.3 million of this was transferred to and assumed by the buyer upon the sale of certain systems during the quarter in a non-cash transaction. We also used $15.8 million in the first quarter of 2009 for our share repurchase program which was suspended in April 2009. In addition, we recorded $36.0 million of repayments on customer deposits related to long-term supply agreements in the first quarter of 2009 compared to $27.6 million in 2010. The current period repayments of customer deposit consist of the constructive receipt of non-refundable deposits due to the amendment with Conergy discussed above and the corresponding reduction in refundable deposits of $19.1 million, as well as the application of the deposits against accounts receivable of $8.1 million.

We have short-term committed loan agreements renewable annually of approximately $20.7 million at March 31, 2010, of which there were no short-term borrowings outstanding. Of the $20.7 million committed short-term loan agreements, $9.8 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings. We have long-term committed loan agreements of approximately $320.8 million at March 31, 2010, of which $42.1 million is outstanding. Of the $320.8 million committed long-term loan agreements, $66.7 million is unavailable because it relates to the issuance of third party letters of credit.

On December 23, 2009, we entered into a corporate revolving credit agreement with Bank of America, N.A., PNC Bank, National Association, US Bank National Association and other lenders named therein and such other lending institutions as may from time to time become lenders (the “Corporate Credit Facility”). The Corporate Credit Facility provides for a $250.0 million revolving credit facility and has a term of three years. The facility contains an accordion feature, allowing us to request an increase in the size of the facility, up to an aggregate of $400.0 million, upon terms to be agreed upon by the parties at the time of such request.

Interest on borrowings under the Corporate Credit Facility will be based on our election at LIBOR plus an applicable margin (currently 2.50%) or at a defined prime rate plus an applicable margin (currently 1.50%). The Corporate Credit Facility also provides for us to pay various fees, including a commitment fee (currently 0.50%) on the lenders’ commitments. The Corporate Credit Facility contains certain covenants typical for credit arrangements of this size, including covenants relating to a consolidated interest charge ratio, consolidated leverage ratio and a minimum liquidity ratio. Repayment of any amounts borrowed under the facility is guaranteed by certain of our subsidiaries. The obligations of MEMC and the guaranty obligations of the subsidiaries are secured by a pledge of the capital stock of certain domestic and foreign subsidiaries of MEMC. The other assets of MEMC are not pledged as security for the facility. As of March 31, 2010, we had no outstanding borrowings under this facility, although we had approximately $63.1 million of outstanding third party letters of credit backed by this facility at such date. We met all covenants under this facility at March 31, 2010.

We have approximately $413.7 million of capital lease and finance obligations for solar energy systems which are included in separate legal entities. The individual capital lease and finance obligations have recourse to those separate legal entities but limited or no recourse to the MEMC parent or SunEdison parent legal entities.

These solar energy system obligations generally were provided under master lease agreements, which issued financing for solar energy systems that met pre-established master lease criteria. MEMC has approximately $96 million of potential financing available for future solar energy systems under three such master lease agreements, subject to acceptance of specific systems by the master trustee.

The construction of solar projects will require working capital during the construction phase, and we expect this working capital funding will be sourced from corporate cash and investments or current or future project financing arrangements. However, there can be no guarantees that additional sources of financing will be obtained with terms acceptable to us. Upon completion of a project, it is our expectation the solar energy system will either be sold or will be financed by system specific nonrecourse debt or sale-leaseback thus replenishing the working capital used during the construction.

The credit ratings for our investments in debt securities as of March 31, 2010 are as follows:

		Credit Ratings
Dollars in millions	Fair Value	AAA	AA+ to A-	BBB+ and Below
Corporate debt securities	$18.7	$—	$16.8	$1.9

Asset-backed securities	14.6	8.3	6.1	0.2

Mortgage-backed securities	24.0	18.2	3.1	2.7

Auction rate securities	34.5	34.5	—	—

	$91.8	$61.0	$26.0	$4.8

We take into consideration the credit ratings of the individual securities when evaluating the financial condition and near term prospects of the issuer in determining whether an impairment is temporary or other-than-temporary. See Critical Accounting Policies and Estimates related to our process of evaluating investments for impairment and balance sheet classification included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2009.

We believe that, based on our current cash, cash equivalents, restricted cash and investment balances of approximately $923.8 million at March 31, 2010, our expected operating cash flows and our $250 million Corporate Credit Facility, the current liquidity concerns in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations. We believe that we have the financial resources needed to meet business requirements for at least the next 12 months, including capital expenditures and working capital requirements. With the addition of SunEdison and our expansion into the development of solar power plants, we expect to have increased liquidity requirements in 2010 and beyond. We may need to make investments in working capital to fund solar projects and expect the funding of this working capital will be sourced from both corporate cash and investments, and project finance. If our financial performance, the growth in SunEdison, or the capital expenditures required to fund our Semiconductor Materials or Solar Materials segments change from our current assumptions, we may choose to access the capital markets in order to execute our operating plan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes to our critical accounting policies and estimates since December 31, 2009.

ACCOUNTING STANDARDS NOT YET EFFECTIVE

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”), which updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25. ASU 2009-13 will be effective for our annual reporting period beginning January 1, 2011. We are currently evaluating the impact of ASU 2009-13 on our consolidated results of operations and financial condition.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our belief that the decline in fair value related to the temporary impairments of our investments to be directly attributable to the current global credit conditions; our belief that the time to reach the original carrying value for certain of our investments to be greater than twelve months; our belief that our Internal Revenue Service audit could be completed within the next twelve months; our expectation that the proceeds from the sale of the Q-Cells power plant will be returned to the parties within the next twelve months; our belief that we do not anticipate having to sell our securities in order to operate our business; our expectation that we will complete the three remaining projects in Puglia in the second and third quarter of 2010; our expectation that power generation for our Rovigo project will begin in the second half of 2010 with final completion expected by year end, when Santander’s interest is expected to be eliminated; our expectation that we will complete our 18 megawatt system in Canada in the next twelve months; our expectation that polysilicon sales will remain low as our wafer sales grow; our intention to bring a solar wafer manufacturing facility online in 2010; our intention to continue to use subcontractors for part of our solar wafer manufacturing needs; our belief that the 2009 Global Plan reductions in force will result in annualized cost savings of approximately $30 million, primarily in cost of goods sold because a majority of those affected are manufacturing facility employees; our expectation that the 2009 U.S. Plan will be completed in 2011; our expectation that approximately 540 employees will be affected by the 2009 U.S. Plan and severance charges related to employee termination for the 2009 U.S. Plan will amount to approximately $19 million; our estimation that the facility closings will result in annualized savings beginning in the third quarter of 2010 of approximately $10 million, rising to approximately $55 million beginning in the second quarter of 2009; our belief that it is more likely than not, with our projections of future taxable income, that we will generate sufficient taxable income to realize the benefits of the net deferred assets (which have not been offset by a valuation allowance) at March 31, 2010; our belief that based on our current cash, cash equivalents, restricted cash and investment balances of approximately $923.8 million at March 31, 2010, our expected operating cash flows and our $250 million Corporate Credit Facility, the current liquidity concerns in the credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations; and our belief that we have the financial resources needed to meet business requirements for at least the next twelve months, including capital expenditures and working capital requirements. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include market demand for our products and services; changes in the pricing environment for silicon wafers and polysilicon, as well as solar power systems; concentrated project development risks related to large scale solar projects; changes to accounting interpretations or accounting rules; the terms of any potential future amendments to our long-term agreements with our solar wafer customers; the availability and size of government and economic incentives to adopt solar power, including tax policy and credits and renewable portfolio standards; the availability of attractive project finance and other capital for SunEdison projects; existing or new regulations and policies governing the electric utility industry; dependence on single and limited source suppliers; availability of solar wafer subcontracting capacity at reasonable prices;utilization of our manufacturing volume and capacity; general economic conditions, including the ability of our customers to pay their debts as they become due; our ability to realize the benefits of announced closing and restructurings; our ability to maintain future growth; failure of third-party subcontractors to construct and install our solar energy systems; customer acceptance of our new products; the impact of competitive products and technologies; inventory levels of our customers; supply chain difficulties or problems; interruption of production; outcome of pending and future litigation matters; good working order of our manufacturing facilities; our ability to reduce manufacturing and operating costs; assumptions underlying management’s financial estimates; delays in capacity expansion and the restructuring of our manufacturing operations across different plants; customer acceptance of our new products; actions by competitors, customers and suppliers; changes in the retail industry; changes in federal or state laws governing utilities; damage to our brand; the integration of the SunEdison acquisition and future acquisitions; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in foreign economic and political conditions; changes in the composition of worldwide taxable income; changes in technology; the impact of competitive products and technologies; changes in interest and currency exchange rates and other risks described in MEMC’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change to MEMC’s market risks since December 31, 2009. Please refer to “Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2009. Also see Note 4 to our unaudited condensed consolidated financial statements included herein.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in MEMC’s internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, MEMC’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors discussed under “Cautionary Statements Regarding Forward Looking Statements” above and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 and those risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Large scale solar projects in our SunEdison segment involve concentrated project development risks that may cause significant changes in our financial results.

SunEdison has recently focused on developing large solar projects involving significantly greater megawatt production than previous projects. These larger projects may create new operating and financial risks, as well as concentrate project development risks otherwise described in these risk factors. The effect of recognizing revenue on the sale of a larger project, including through percentage of completion accounting for certain projects, or the failure to recognize revenue as anticipated in a given reporting period because a project is not yet completed or sold under applicable accounting rules by period end, may materially impact our quarterly or annual financial results. These projects may give rise to significant capital commitments which could materially affect cash flow. In addition, if construction, module delivery, financing, warranty or operational issues arise on a larger project, such issues could have a material impact on our financial results. Finally, SunEdison has not historically built such large scale projects, including multiple large scale projects in different markets, and the management of such projects represents a new test of SunEdison’s internal processes, external construction management, capital commitment process, project finance infrastructure and financing ability. The inability to successfully manage these large scale projects could materially adversely affect our results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Since 2007, our Board of Directors had in place a share repurchase program. There were no repurchases during the first quarter of 2010.

Item 6.	Exhibits.

Exhibit Number	Description
3-(i)	Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

Exhibit Number	Description
3(ii)	Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on February 25, 2010)

10.66*	Amendment No. 2 to Solar Wafer Supply Agreement, by and between MEMC Singapore Ptd. Ltd. and Conergy AG dated January 24, 2010

10.67†	Amendment dated January 29, 2010 to Employment Agreement by and between the Company and Ahmad Chatila

10.68†	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on February 26, 2010 (Incorporated by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on April 22, 2010)

10.69†	MEMC Electronic Materials, Inc. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 22, 2010)

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Confidential treatment of certain portions of this document has been requested.
†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

/s/ TIMOTHY C. OLIVER
May 10, 2010	Name:	Timothy C. Oliver
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description
10.66*	Amendment No. 2 to Solar Wafer Supply Agreement, by and between MEMC Singapore Ptd. Ltd. and Conergy AG dated January 24, 2010

10.67†	Amendment dated January 29, 2010 to Employment Agreement by and between the Company and Ahmad Chatila

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Confidential treatment of certain portions of this document has been requested.
†	This exhibit constitutes management contracts, compensatory plans and arrangements.