Form 10-Q
period 2010-06-30
MEMC ELECTRONIC MATERIALS INC
filed 2010-08-09
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at July 29, 2010 was 227,416,352.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net sales	$448.3	$282.9	$886.0	$496.9
Cost of goods sold	371.4	248.0	749.8	442.3

Gross profit	76.9	34.9	136.2	54.6
Operating expenses:
Marketing and administration	72.6	42.5	134.8	72.3
Research and development	11.5	9.9	22.6	19.5
Restructuring costs	1.4	5.6	2.7	12.3
Insurance recovery	(11.9)	—	(11.9)	—

Operating income (loss)	3.3	(23.1)	(12.0)	(49.5)

Non-operating (income) expense:
Interest expense	6.0	0.2	18.1	0.5
Interest income	(1.8)	(5.8)	(4.1)	(17.5)
Decline (increase) in fair value of warrant	6.8	(10.1)	12.1	(10.0)
Other, net	(7.0)	(0.6)	(6.4)	2.0

Total non-operating (income) expense	4.0	(16.3)	19.7	(25.0)

Loss before income tax benefit and equity in earnings of joint venture	(0.7)	(6.8)	(31.7)	(24.5)
Income tax benefit	(16.1)	(9.7)	(30.7)	(28.6)

Income (loss) before equity in earnings of joint venture	15.4	2.9	(1.0)	4.1
Equity in earnings of joint venture, net of tax	—	(3.3)	7.3	(3.3)

Net income (loss)	15.4	(0.4)	6.3	0.8
Net (income) loss attributable to noncontrolling interests	(1.6)	1.8	(2.1)	2.6

Net income attributable to MEMC stockholders	$13.8	$1.4	$4.2	$3.4

Basic income per share	$0.06	$0.01	$0.02	$0.02
Diluted income per share	$0.06	$0.01	$0.02	$0.02
Weighted-average shares used in computing basic income per share	226.8	223.5	226.8	223.5
Weighted-average shares used in computing diluted income per share	228.0	224.0	227.9	224.1

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$653.0	$632.7
Restricted cash	32.7	37.4
Short-term investments	50.9	85.9
Accounts receivable, less allowance for doubtful accounts of $11.0 and $10.0 in 2010 and 2009, respectively	276.7	173.3
Inventories	207.5	160.8
Income taxes receivable	18.3	72.5
Prepaid and other current assets	130.7	87.0

Total current assets	1,369.8	1,249.6
Investments	70.7	297.6
Property, plant and equipment, net of accumulated depreciation of $601.1 and $551.7 in 2010 and 2009, respectively	1,579.4	1,460.7
Deferred tax assets, net	108.4	95.3
Customer warrant	7.1	19.2
Restricted cash	21.5	21.0
Other assets	106.2	91.1
Goodwill	285.8	285.3
Intangible assets, net	43.4	46.7

Total assets	$3,592.3	$3,566.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt and capital leases	$45.9	$32.2
Accounts payable	280.0	219.3
Accrued liabilities	87.6	106.8
Contingent consideration related to acquisition of SunEdison	82.1	—
Accrued wages and salaries	38.1	39.2
Customer deposits	61.1	83.6
Income taxes payable	46.1	28.0

Total current liabilities	640.9	509.1
Long-term debt and capital leases, less current portion	413.4	384.4
Pension and post-employment liabilities	46.8	46.6
Deferred revenue	119.2	106.3
Other liabilities	182.4	313.3

Total liabilities	1,402.7	1,359.7

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding at 2010 and 2009	—	—
Common stock, $.01 par value, 300.0 shares authorized, 237.2 shares issued at 2010 and 2009	2.4	2.4
Additional paid-in capital	535.6	507.4
Retained earnings	2,083.3	2,079.1
Accumulated other comprehensive (loss) income	(25.8)	33.0
Treasury stock, 9.8 shares in 2010 and 2009, respectively	(453.6)	(453.3)

Total MEMC stockholders’ equity	2,141.9	2,168.6
Noncontrolling interests	47.7	38.2

Total stockholders’ equity	2,189.6	2,206.8

Total liabilities and stockholders’ equity	$3,592.3	$3,566.5

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$6.3	$0.8
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	76.1	57.3
Stock-based compensation	29.0	18.2
Decline (increase) in fair value of warrant	12.1	(10.0)
Changes in income taxes receivable and payable	41.6	4.1
Change in accounts receivable	(108.4)	20.2
Working capital and other	(48.0)	(88.8)

Net cash provided by operating activities	8.7	1.8

Cash flows from investing activities:
Proceeds from sale and maturities of investments	146.8	114.3
Purchases of equity method investments	(10.0)	(10.9)
Proceeds from return of equity method investment	77.6	—
Capital expenditures	(141.1)	(98.7)
Construction of solar energy systems	(111.7)	—
Restricted cash	6.0	—
Payments to vendors for refundable deposits on long-term agreements	(28.0)	—
Cash received from net investment hedges	18.5	—
Other	2.7	0.1

Net cash (used in) provided by investing activities	(39.2)	4.8

Cash flows from financing activities:
Net repayments of customer deposits related to long-term supply agreements	(27.7)	(80.1)
Principal payments on long-term debt	(3.0)	(3.2)
Proceeds from financing obligations	106.6	—
Repayments of financing and capital lease obligations	(15.8)	—
Excess tax benefits from stock-based compensation arrangements	—	0.2
Common stock repurchased	(0.3)	(15.8)
Proceeds from issuance of common stock	—	0.5
Proceeds from noncontrolling interests	9.7	—
Debt financing fees	(9.0)	—

Net cash provided by (used in) financing activities	60.5	(98.4)

Effect of exchange rate changes on cash and cash equivalents	(9.7)	(6.6)

Net increase (decrease) in cash and cash equivalents	20.3	(98.4)
Cash and cash equivalents at beginning of period	632.7	988.3

Cash and cash equivalents at end of period	$653.0	$889.9

Supplemental schedule of non-cash financing activity:
Debt transferred to and assumed by buyer upon sale of solar energy systems	$43.3	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (“MEMC”), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. MEMC has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission’s (“SEC”) requirements of Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2009, which contains MEMC’s audited financial statements for such year. Operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

In preparing our financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for investments, depreciation, amortization, leases, accrued liabilities, employee benefits, derivatives, stock based compensation, income taxes, solar energy system installation and related costs, percentage-of-completion on long-term construction contracts, the fair value of assets acquired and liabilities assumed in connection with business combinations, goodwill and asset valuation allowances, among others. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, our future results of operations would be affected.

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

New Significant Accounting Policies

Energy Credits and Incentives

For SunEdison-owned or capitalized solar energy systems in the U.S., we may receive incentives or subsidies from various state governmental jurisdictions in the form of renewable energy credits (“RECs”). In the State of California, we may also receive performance-based incentives (“PBIs”) from public utilities in connection with a program sponsored by the State of California. The Solar Energy segment recorded total PBI and REC revenue of $7.2 million and $11.4 million, respectively, in the three and six months ended June 30, 2010. Both the RECs and PBIs are based on the actual level of output generated from the system. RECs are generated as our solar electric systems generate electricity. Typically, SunEdison enters into five to ten year binding contractual arrangements with utility companies or other investors who purchase RECs at fixed rates. REC revenue is recognized at the time SunEdison has transferred a REC pursuant to an executed contract relating to the sale of the RECs to a third party. For PBIs, production from SunEdison-operated systems is verified by an independent third party and, once verified, revenue is recognized based on the terms of the contract and the fulfillment of all revenue recognition criteria. There are no penalties in the event electricity is not produced for PBIs. However, if production does not occur on the systems with which we have sale contracts for our RECs, we may have to purchase RECs on the spot market or pay specified contractual damages. Historically, we have not had to purchase material amounts of RECs to fulfill our REC sales contracts.

Recording of a sale of RECs and receipt of PBIs under U.S. GAAP is accounted for under the Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” There are no differences in the process and related revenue recognition between REC sales to utilities and non-utility customers. Revenue is recorded when all revenue recognition criteria are met, including: there is persuasive evidence an arrangement exists (typically through a contract), services have been rendered through the production of electricity, pricing is fixed and determinable under the contract and collectability is reasonably assured. For RECs, the revenue recognition criteria are met when the energy is produced and a REC is generated and transferred to a third party pursuant to a contract with that party fixing the price for the REC. For PBIs, revenue is recognized upon validation of the kilowatt hours produced from a third party metering company because the quantities to be billed to the utility are determined and agreed to at that time.

Percentage-of-Completion

For our Solar Energy segment, we anticipate that certain of our contracts to sell solar photovoltaic energy systems may qualify for the percentage-of-completion method to recognize revenue and costs in the future. Accounting for the contracts pursuant to percentage of completion involves satisfying certain criteria, as well as, management’s judgment in estimating total contract revenue and costs. We have not recognized revenue or costs on a percentage of completion basis through June 30, 2010.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update included in ASC 860, “Transfers and Servicing,” which removes the concept of a qualifying special-purpose entity from previous guidance. This guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It is effective for fiscal years beginning after November 15, 2009. This guidance was adopted on January 1, 2010 and did not have a material impact on MEMC’s financial position or results of operations.

In June 2009, the FASB issued an accounting standards update included in ASC 810, “Consolidation,” which amends previous guidance to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. An ongoing reassessment of financial responsibility is required, including interests in entities formed prior to the effective date of this guidance. This guidance also eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. It is effective for fiscal years beginning after November 15, 2009. This guidance was adopted on January 1, 2010 and did not have a material impact on MEMC’s financial position or results of operations.

In October 2009, the FASB issued Accounting Standards Update 2009-13 (“ASU 2009-13”), which updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25. Under the new guidance, when vendor specific objective evidence or third party evidence of the selling price for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate the deliverables and allocate the arrangement consideration using the relative selling price method. ASU 2009-13 will be effective for our annual reporting period beginning January 1, 2011. We are currently evaluating the impact of ASU 2009-13 on our consolidated results of operations and financial condition.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (“ASU 2010-17”), which updates the current guidance pertaining to milestone method revenue recognition included in ASC Topic 605. We are currently evaluating the impact of ASU 2010-17 on our consolidated results of operations and financial condition.

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

In the three and six-months ended June 30, 2010, we recorded restructuring expenses of $1.4 million and $2.7 million, respectively, primarily for employee benefits and equipment moving costs related to the 2009 U.S. Plan. In the three and six- months ended June 30, 2009, we recorded restructuring expenses for the 2009 Global Plan of $5.6 million and $12.3 million, respectively, related to one-time termination benefits, including $0.4 million of outplacement costs and a $0.3 million expense for one of our defined benefit pension plans. All restructuring costs were recorded in the Semiconductor Materials segment.

Details of expenses related to the 2009 U.S. Plan are set out in the following table:

	Accrued, December 31, 2009	Year-to-Date Restructuring Charges	Cash Payments	Accrued, June 30, 2010	As of June 30, 2010
					Cumulative Costs Incurred	Total Costs Expected to be Incurred
In millions

2009 U.S. Plan

Severance and other employee benefits	$15.2	$1.6	$(1.0)	$15.8	$17.7	$20.0
Asset move costs	—	1.1	(1.1)	—	1.1	20.3
Contract termination	—	—	—	—	—	5.8
Infrastructure costs	—	—	—	—	—	4.0
Outplacement costs	—	—	—	—	—	1.0

Total	$15.2	$2.7	$(2.1)	$15.8	$18.8	$51.1

(3) Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of June 30, 2010				As of December 31, 2009
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$32.4	$43.0	$—	$75.4	$110.8	$93.3	$11.6	$215.7
Trading investments	—	—	5.8	5.8	—	—	38.4	38.4
Auction rate securities right	—	—	0.2	0.2	—	—	2.0	2.0
Suntech warrant	—	—	7.1	7.1	—	—	19.2	19.2
Interest rate swaps	—	2.9	—	2.9	—	0.8	—	0.8
Currency forward contracts	2.5	—	—	2.5	3.3	—	—	3.3

	$34.9	$45.9	$13.1	$93.9	$114.1	$94.1	$71.2	$279.4

The carrying amount of our outstanding long-term debt at June 30, 2010 and December 31, 2009 was $324.0 million and $273.5 million, respectively. The estimated fair value of that debt was $322.4 million and $272.3 million, respectively, at June 30, 2010 and December 31, 2009.

The fair value of our currency forward contracts is measured by the amount that would have been paid to liquidate and repurchase all open contracts and was a receivable of $2.5 million and a payable of $3.3 million at June 30, 2010 and December 31, 2009, respectively. The net notional amount of our currency forward contracts was $3.1 million and $113.9 million as of June 30, 2010 and December 31, 2009, respectively. See Note 4 for additional information pertaining to our derivative and hedging instruments.

There were no transfers into or out of Level 1 and Level 2 assets during the six months ended June 30, 2010 other than sales of $83.3 million and $58.4 million, respectively. The following table summarizes changes in Level 3 assets measured at fair value on a recurring basis for the six months ended June 30, 2009 and 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Available–for- Sale Investments	Trading Investments	Auction Rate Securities Right	Suntech Warrant	Total
Balance at December 31, 2008	$22.8	$44.1	$6.2	$13.8	$86.9
Total unrealized gains (losses):
Included in earnings(1)	(2.3)	4.9	(4.2)	10.0	8.4
Included in other comprehensive income, net	(2.8)	—	—	—	(2.8)
Sales, redemptions and maturities	(9.3)	(4.0)	—	—	(13.3)
Transfers in to Level 3, net	8.9	—	—	—	8.9

Balance at June 30, 2009	$17.3	$45.0	$2.0	$23.8	$88.1

Balance at December 31, 2009	$11.6	$38.4	$2.0	$19.2	$71.2
Total unrealized gains (losses):
Included in earnings(1)	—	0.3	(1.8)	(12.1)	(13.6)
Included in other comprehensive income, net	0.2	—	—	—	0.2
Sales, redemptions and maturities	(9.2)	(32.9)	—	—	(42.1)
Transfers out of Level 3, net	(2.6)	—	—	—	(2.6)

Balance at June 30, 2010	$—	$5.8	$0.2	$7.1	$13.1

The amount of total gains (losses) for the six months ended June 30, 2010 included in earnings attributable to the change in unrealized gains (losses) relating to assets still held at June 30, 2010	$—	$0.3	$(1.8)	$(12.1)	$(13.6)

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

(4) Derivatives and Hedging Instruments

MEMC’s derivatives and hedging activities consist of:

		Assets (Liabilities) Fair Value
In millions	Balance Sheet Location	As of June 30, 2010	As of December 31, 2009
Derivatives designated as hedging:
Interest rate swaps	Accrued liabilities	$(3.7)	$(1.2)
Interest rate swaps	Prepaid and other current assets	$0.8	$2.0
Interest rate swaps	Accumulated other comprehensive income	$(2.4)	$(1.8)

Net investment hedge	Prepaid and other current assets	$1.7	$3.6

Net investment hedge	Accumulated other comprehensive income	$(1.7)	$(3.6)

Derivatives not designated as hedging:

Suntech warrant	Customer warrant	$7.1	$19.2
Currency forward contracts	Prepaid and other current assets	$3.1	$0.8
Currency forward contracts	Accrued liabilities	$(0.6)	$(4.1)

		(Gains) Losses
		Three Months Ended June 30,		Six Months Ended June 30,
In millions	Statement of Operations Location	2010	2009	2010	2009
Derivatives designated as hedging:

Net investment hedge	Other, net	$(16.9)	$—	$(16.9)	$—

Derivatives not designated as hedging:

Suntech warrant	Increase in fair value of warrant	$6.8	$(10.1)	$12.1	$(10.0)
Currency forward contracts	Other, net	$(2.7)	$4.3	$(3.8)	$2.3

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

We are party to five interest rate swap instruments with notional amounts totaling approximately $102.1 million at June 30, 2010 that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the swap agreements, MEMC pays the fixed rate and the financial institution counterparties to the agreements pay MEMC a floating interest rate. The estimated fair value recorded to the balance sheet as provided in the table above is an estimate of the net amount that MEMC would pay on June 30, 2010, if the agreements were transferred to other third parties or cancelled by MEMC. The effective portion of these hedges during the three and six-months ended June 30, 2010 was recorded to accumulated other comprehensive income. No ineffectiveness was recognized in 2010.

Our unconsolidated joint venture with Q-Cells SE (“Q-Cells”) is a Euro functional currency entity accounted for under the equity method, in which we invested 72.5 million Euros (approximately $100 million) in 2009. In order to manage the changes in foreign currency and any resulting gain or loss associated with this investment, MEMC entered into a Euro currency forward contract for 70.0 million Euros. We received 63.5 million Euros of our investment in the second quarter of 2010 and at the same time reduced our net investment hedge to the remaining equity investment balance. The fair value of the effective portion of this hedge as of June 30, 2010 was recorded to net translation adjustment in accumulated other comprehensive income. During the second quarter of 2010, we recognized a gain of $16.9 million on this hedge and at the same time recognized a foreign currency loss on our investment of $14.0 million. Both amounts were recorded in Other, net on our statement of operations. No ineffectiveness was recognized in 2010.

The Suntech warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of Suntech, a customer, which was received at the time that MEMC signed a long-term supply agreement with Suntech. The Suntech warrant exposes MEMC to equity price risk.

See Note 3 for additional information pertaining to our derivative instruments.

(5) Comprehensive (Loss) Income

Comprehensive loss consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009
Net income (loss)	$15.4	$(0.4)	$6.3	$0.8
Other comprehensive (loss) income, net of tax:
Net translation adjustment	(40.1)	18.5	(50.6)	(14.4)
Net unrealized loss on available-for-sale securities	(15.3)	25.2	(5.8)	27.0
Interest rate swaps	(4.9)	—	(4.2)	—

Other comprehensive (loss) income, net of tax	(60.3)	43.7	(60.6)	12.6

Total comprehensive (loss) income	(44.9)	43.3	(54.3)	13.4
Net (income) loss attributable to noncontrolling interests	(1.6)	1.8	(2.1)	2.6
Net translation adjustment attributable to noncontrolling interests	2.9	3.4	1.8	3.4

Comprehensive (loss) income attributable to MEMC stockholders	$(43.6)	$48.5	$(54.6)	$19.4

(6) Earnings Per Share

For the three month periods ended June 30, 2010 and 2009, basic and diluted earnings per share (EPS) were calculated as follows:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income attributable to MEMC stockholders	$13.8	$13.8	$1.4	$1.4

EPS denominator:
Weighted average shares outstanding	226.8	226.8	223.5	223.5
Stock options and restricted stock units	—	1.2	—	0.5

Total shares	226.8	228.0	223.5	224.0

Earnings per share	$0.06	$0.06	$0.01	$0.01

For the six month periods ended June 30, 2010 and 2009, basic and diluted earnings per share were calculated as follows:

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income attributable to MEMC stockholders	$4.2	$4.2	$3.4	$3.4

EPS denominator:
Weighted average shares outstanding	226.8	226.8	223.5	223.5
Stock options and restricted stock units	—	1.1	—	0.6

Total shares	226.8	227.9	223.5	224.1

Earnings per share	$0.02	$0.02	$0.02	$0.02

In connection with the acquisition of SunEdison in November 2009, MEMC agreed to pay additional consideration to the former SunEdison unit holders if certain operational criteria are met from January 1, 2010 through December 31, 2010. In order for the full contingent consideration to be paid, the surviving SunEdison entity would have to install 150 megawatts of solar photovoltaic projects in 2010 and achieve certain profitability thresholds. This would entitle the former SunEdison unit holders to an additional $89.0 million of consideration in a combination of cash and MEMC common stock. If SunEdison completes less than 80 megawatts of solar photovoltaic projects, no contingent consideration will be paid. If 80 megawatts or more are completed and certain profitability thresholds are achieved, the SunEdison unit holders will receive between $25.0 million and $89.0 million of cash and MEMC common stock, based on the terms of the acquisition agreement. As of June 30, 2010, we have accrued approximately $82.1 million based on the estimated fair value of this contingency.

Approximately $6.9 million of the initial stock consideration due to SunEdison’s former unit holders is currently held in escrow pursuant to the terms of the acquisition agreement.

For the three months ended June 30, 2010 and 2009, 13.1 million and 8.8 million, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because their effect was antidilutive. For the six months ended June 30, 2010 and 2009, 11.8 million and 7.4 million shares, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because their effect was antidilutive.

(7) Inventories

Inventories consist of the following:

In millions	As of June 30, 2010	As of December 31, 2009
Raw materials and supplies	$45.9	$47.2
Goods and work in process	118.2	55.4

Finished goods	43.4	58.2

	$207.5	$160.8

SunEdison inventories of $75.3 million and $20.3 million at June 30, 2010 and December 31, 2009, respectively, consist of raw materials and supplies and work in process related to the construction of solar energy systems intended for sale. In the event a solar energy system is not sold and will be held and used in the foreseeable future, it will be capitalized to property, plant and equipment.

(8) Investments

Equity Method Investments

Joint Venture with Q-Cells

Our unconsolidated joint venture with Q-Cells is a Euro functional currency entity accounted for under the equity method, in which we invested 72.5 million Euros (approximately $100 million) in 2009. In the fourth quarter of 2009, the joint venture completed the construction of a solar power plant and executed a contract to sell it to a third party. This contract resulted in the joint venture recognizing an impairment on the plant assets. MEMC’s share of the impairment was approximately $3.0 million in the fourth quarter of 2009, with an additional $1.5 million recognized in the first quarter of 2010, when concessions were made to the pre-negotiated sales price. Also in the first quarter of 2010, MEMC recognized its pro rata share of the net profit previously deferred for solar wafers sold to Q-Cells International of $8.8 million, which was recorded in the statement of operations as equity in earnings of joint venture, net of tax. In the second quarter of 2010, MEMC received approximately $77.6 million in cash from the joint venture related to the sale of the power plant and the return of our capital. We now have a balance of $7.0 million which is expected to be returned during 2010 and is net of cash received and foreign currency translation adjustments. MEMC has classified this joint venture as current because MEMC expects the remaining proceeds from the sale of the solar power plant to be returned to the joint venture parties within the next twelve months.

First Reserve Agreement

In May 2010, SunEdison entered into an agreement with First Reserve Corporation (“First Reserve”) to establish an entity to provide for the purchase of solar photovoltaic energy projects (the “First Reserve Partnership”). The initial equity commitment of up to $167 million for the entity will be contributed by First Reserve and SunEdison over time in proportion to each party’s ownership interest of 90.1% and 9.9%, respectively.

Solar photovoltaic energy projects are planned to be sold to the First Reserve Partnership based on acceptance by the entity. In addition, SunEdison may enter into separate operations and maintenance agreements with the entity related to the projects. SunEdison has invested $0.3 million in the entity as of June 30, 2010.

Jiangsu Huantai Joint Venture

In May 2010, we entered into an equity method joint venture with Jiangsu Huantai Group Co. Ltd for the manufacture of multicrystalline ingots and wafers in Yangzhong City, Jiangsu Province, China (the “Jiangsu Huantai JV”). The Jiangsu Huantai JV will manufacture and supply silicon solar wafers to MEMC Singapore and other customers in the Chinese and international markets. MEMC’s ownership of the joint venture is 49.82% and Jiangsu Huantai Group Co. Ltd Co. will own 50.18%. MEMC contributed $10.0 million to the venture in the second quarter of 2010. The agreement requires each party to contribute a total of approximately $40.0 million within two years following the contract date, the timing of which is to be decided by the board of directors of the joint venture at a later date.

Investments Recorded at Fair Value

Short- and long-term investments measured and recorded at fair value on a recurring basis consist of the following:

In millions	Cost	Gross Unrealized Gains/(Losses) and Other-than- temporary Impairments Recorded in Earnings(1)	Other-than- temporary Impairments in Accumulated Other Comprehensive Income (Loss)(2)	Unrealized Gains/(Losses) in Other Comprehensive Income	Fair Value	Fair Value of Investments in Unrealized Loss Positions with no Recognized Losses	Unrealized Losses on Investments in Unrealized Loss Positions with no Recognized Losses
							Greater than twelve months	Less than twelve months

As of June 30, 2010:
Trading securities:
Auction rate securities	$6.0	$(0.2)	$—	$—	$5.8	$—	$—	$—
Available-for-sale securities:
Fixed income funds	28.3	3.3	—	0.8	32.4	—	—	—
Asset-backed securities	5.6	—	—	—	5.6			—
Equity investment securities	12.4	—	—	25.0	37.4	—	—	—

	46.3	3.3	—	25.8	75.4	—	—	—

Total	$52.3	$3.1	$—	$25.8	$81.2	$—	$—	$—

As of December 31, 2009:
Trading securities:
Auction rate securities	$40.5	$(2.1)	$—	$—	$38.4	$—	$—	$—
Available-for-sale securities:
Fixed income funds	97.5	7.7	—	5.6	110.8	—	—	—
Corporate debt securities	33.1	(9.7)	1.2	(1.6)	23.0	9.4	(1.6)	—
Asset-backed securities	19.2	(2.2)	0.1	(0.2)	16.9	16.7	(0.2)	—
Mortgage-backed securities	30.8	(4.6)	(1.6)	(0.5)	24.1	20.9	(0.5)	—
Equity investment securities	12.4	—	—	28.6	41.0	—	—	—

	193.0	(8.8)	(0.3)	31.9	215.8	47.0	(2.3)	—

Total	$233.5	$(10.9)	$(0.3)	$31.9	$254.2	$47.0	$(2.3)	$—

(1)	Gross unrealized gains/(losses) were recorded to non-operating (income) expense in the consolidated statements of operations. The gains on fixed income funds relate to dividends earned and reinvested.
(2)

Represents the cumulative effect of adoption of accounting principle related to other-than-temporary impairments on investments. This required a reclassification of the non-credit related portion of changes in fair value of our investments to other comprehensive income previously recorded in our statement of operations.

The carrying value of short- and long-term investments consists of the following:

In millions	As of June 30, 2010	As of December 31, 2009
Items measured at fair value on a recurring basis	$81.2	$254.2
Equity method investments	17.3	101.6
Time deposits	—	4.6
Equity investments at cost	23.1	23.1

Total investments	121.6	383.5
Less: short-term investments	50.9	85.9

Non-current investments	$70.7	$297.6

As of June 30, 2010, we held $5.8 million of short-term investments related to auction rate securities (“ARS”), net of unrealized losses of $0.2 million. As of December 31, 2009, we held $38.4 million of these investments, net of unrealized losses of $2.1 million. During November 2008, we accepted an offer from our investment broker to receive an ARS right (the “ARS Right”) that would substantially ensure recovery to par of our ARS. At the same time, we reclassified the ARS from the available-for-sale category to trading. Accordingly, all changes in fair value are recorded to non-operating (income) expense, other and cash receipts are recorded as cash provided by operating activities. On June 30, 2010, we exercised the ARS Right and have subsequently received the remaining par balance of our ARS.

As of June 30, 2010, we held $32.4 million in fixed income funds, net of temporary gains of $0.8 million. As of December 31, 2009, we held $110.8 million in fixed income funds, net of temporary gains of $5.6 million. During the second quarter of 2010, we sold $83.3 million of these funds and recognized a gain of $6.2 million, which was recorded in other comprehensive income.

As of June 30, 2010, we held $5.6 million in asset-backed securities. As of December 31, 2009, we held $64.0 million of these investments in a portfolio of asset-backed, mortgage-backed and corporate debt securities, net of temporary impairments of $2.3 million and other-than-temporary impairments of $16.8 million, of which $0.3 million was related to non-credit losses. During the first six months of 2010, we sold $58.4 million at a net loss of $2.0 million, of which $1.2 million was recorded in other comprehensive income. These investments maintain a floating interest rate based on a spread to the one month LIBOR rate.

During the three months ended March 31, 2009, we recorded other-than-temporary impairments of $2.3 million on our available-for-sale investments. MEMC did not have any similar other-than-temporary impairments for the three months ended June 30, 2009 or six months ended June 30, 2010.

Contractual maturities of our available-for-sale debt securities were as follows:

	As of June 30, 2010
In millions	Cost	Fair Value
Due in one year or less	$5.6	$5.6

(9) Intangible Assets

Intangible assets at June 30, 2010 and December 31, 2009 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Dollars in millions		June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Amortizable intangible assets:
Favorable energy credits	7	$14.2	$14.2	$(1.8)	$(0.3)	$12.4	$13.9
Customer relationships	7	4.7	4.7	(0.4)	—	4.3	4.7
Trade name	15	4.0	4.0	(0.2)	—	3.8	4.0
Internally developed software	3	1.3	1.3	(0.3)	(0.1)	1.0	1.2
Purchased software	6	27.3	27.4	(23.0)	(22.5)	4.3	4.9

Total amortizable intangible assets		$51.5	$51.6	$(25.7)	$(22.9)	$25.8	$28.7

	Gross Carrying Amount		Allocated to Fixed Assets		Net Carrying Amount
Dollars in millions	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009
Other intangible assets:
Power plant development arrangements	$18.0	$18.0	$(0.4)	$—	$17.6	$18.0

Power plant development arrangements are allocated to fixed assets upon completion of the related solar energy systems stemming from the backlog at the date of acquisition.

(10) Debt and Capital Lease Obligations

Debt and capital leases outstanding consist of the following:

	As of June 30, 2010	As of December 31, 2009
In millions
Solar energy systems - short-term debt	$15.6	$—

Solar energy systems:
Capital leases, bearing interest at 3.00%	$133.9	$140.9
Finance obligations, bearing interest from 3.00% to 11.11%, weighted average interest rate of 3.59% and 3.15%, respectively	282.1	245.1
Long-term notes	23.7	25.4
Capital leases for equipment and other debt	4.0	5.2

Total long-term debt and capital leases	443.7	416.6
Less current portion	30.3	32.2

Long-term portion	$413.4	$384.4

We have non-solar energy system short-term committed financing arrangements renewable annually of approximately $17.5 million at June 30, 2010, of which there were no short-term borrowings outstanding at June 30, 2010. Of the $17.5 million committed short-term financing arrangements, $11.0 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

We have non-solar energy system long-term committed financing arrangements of approximately $304.9 million at June 30, 2010, of which $26.3 million is outstanding. Of the $304.9 million committed long-term financing arrangements, $77.4 million is unavailable because it relates to the issuance of third party letters of credit.

Our solar energy systems for which we have capital lease and finance obligations are included in separate legal entities. The capital lease and finance obligations have recourse to those separate legal entities but no recourse to the MEMC parent or SunEdison parent under the terms of the applicable agreements. These obligations may also include limited guarantees by the MEMC parent or SunEdison parent legal entities related to operations, maintenance and certain indemnities.

The schedule of principal payments on long term debt is as follows:

In millions	As of June 30, 2010
July 1, 2010 through December 31, 2010	$8.6
2011	16.3
2012	15.5
2013	15.5
2014	14.2
Thereafter	238.4

Total	$308.5

(11) Stockholders’ Equity

The following table presents the change in total stockholders’ equity for the six months ended June 30, 2010.

In millions	MEMC Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 1, 2010	$2,168.6	$38.2	$2,206.8
Net income	4.2	2.1	6.3
Other comprehensive loss, net of tax	(58.8)	(1.8)	(60.6)
Stock plans, net	27.9	—	27.9
Proceeds from noncontrolling interest	—	9.2	9.2

Balance, June 30, 2010	$2,141.9	$47.7	$2,189.6

In the first quarter of 2010, Banco Santander (“Santander”) acquired a 50% ownership in certain SunEdison project entities which SunEdison consolidates. Santander contributed $5.4 million of cash and separately provided $12.0 million in the form of a note payable in the first six months of 2010. Santander’s interest is expected to be eliminated within the next twelve months upon the eventual sale of the project entities, although no assurances can be made that such a sale will occur.

Stock-Based Compensation

We have equity incentive plans that provide for the award of incentive stock options, non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors, and consultants. As of June 30, 2010, there were 18.4 million shares authorized for future grant under these plans, which includes 15.0 million shares authorized on April 20, 2010, when MEMC’s stockholders approved a new 2010 Equity Incentive Plan.

The following table presents information regarding outstanding stock options as of June 30, 2010 and changes during the six months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2009	10,382,235	$25.75
Granted	1,947,087	14.55
Exercised	(11,424)	11.68
Forfeited	(121,544)	20.97
Expired	(83,505)	39.54

Outstanding at June 30, 2010	12,112,849	$23.91	$0.54	8 Years

Options exercisable at June 30, 2010	4,077,564	$30.39	$0.54	6 Years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2010. This amount changes based on the fair market value of our stock. For the six months ended June 30, 2010, the total intrinsic value of options exercised, the cash received from option exercises under our option plans and the actual tax benefit realized for the tax deductions from option exercises were all less than $0.1 million. Total intrinsic value of options exercised for the six months ended June 30, 2009 was $0.8 million. For the six months ended June 30, 2009, cash received from option exercises under option plans was $0.5 million and the actual tax benefit realized for the tax deductions from option exercises was $0.4 million.

Our weighted-average assumptions are as follows:

	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Risk-free interest rate	2.2%	1.71%
Expected stock price volatility	67.5%	65.4%
Expected term until exercise (years)	4	5
Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value per share of options granted was $7.71 and $7.51 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, $50.9 million of total unrecognized compensation cost related to stock options granted and outstanding as of June 30, 2010 is expected to be recognized over a weighted-average period of 2.9 years.

Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future, provided the stock unit is vested at the time. The following table presents information regarding outstanding restricted stock units as of June 30, 2010 and changes during the six months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Life
Outstanding at December 31, 2009	2,859,431
Granted	1,567,818
Converted	(67,260)
Forfeited	(22,416)

Outstanding at June 30, 2010	4,337,573	$45.2	2.7 Years

At June 30, 2010, there were no restricted stock units which were convertible into shares. The weighted-average fair value of restricted stock units per share on the date of grant was $15.65 and $13.80 for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, $32.6 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 2.7 years.

Stock-based compensation expense for the three months ended June 30, 2010 and 2009 was $11.6 million and $5.7 million, net of income tax benefit of $6.4 million and $3.1 million, respectively. For the six months ended June 30, 2010 and 2009, stock-based compensation expense was $18.4 million and $11.8 million, net of income tax benefit of $10.2 million and $6.5 million, respectively.

(12) Income Taxes

During the quarter ended June 30, 2010 we concluded the Internal Revenue Service (“IRS”) examination for the 2006 and 2007 years and, as a result, we recorded favorable and unfavorable adjustments to our accrual for uncertain tax positions. We received proposed taxable income adjustments from the IRS related to various cost allocations and taxable income adjustments attributable to our foreign operations. The settlement of those positions resulted in an increase to the accrual of $29.9 million. The resolution of these matters resulted in an assessment of $31.6 million, which included penalties and interest of $5.0 million, net of $2.3 million of federal benefit. Additionally, MEMC had uncertain tax positions for deductions and tax credits that were effectively settled during the exam which reduced the accrual by $51.0 million. The net effect to our tax provision for the closure of the exam was a $15.5 million tax benefit.

During the three months ended June 30, 2010, we recorded an income tax benefit of $16.1 million and an effective tax rate of 2,300.0%, compared to an income tax benefit of $9.7 million and an effective tax rate of 142.6% for the three months ended June 30, 2009. The income tax benefit for the 2010 second quarter is primarily related to discrete tax benefits of $15.5 million associated with the closure of the 2006 and 2007 IRS exam described above and $6.2 million associated with a planned remittance of the undistributed earnings of one of our foreign wholly owned subsidiaries to the U.S. in the foreseeable future. We do not plan to have any other remittances from any other foreign subsidiaries at this time. These benefits were slightly offset by a discrete tax expense of $4.2 million associated with income received for a business interruption claim related to a disruption in production at our Pasadena, Texas facility in 2008. The remaining income tax benefit for the second quarter of 2010 is primarily attributed to a taxable loss in the U.S., offset by taxable income in lower rate jurisdictions. We recorded a tax benefit on the U.S. tax loss because there is sufficient taxable income in the allowable carry back period to absorb the loss.

During the six months ended June 30, 2010, we recorded an income tax benefit of $30.7 million compared to an income tax benefit of $28.6 million for the six months ended June 30, 2009. The effective tax rate was 96.8% and 116.7% for the six months ended June 30, 2010 and 2009, respectively.

(13) Benefit Plans

Net periodic postretirement benefit cost consists of the following:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009		Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
In millions	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service cost	$0.6	$—	$0.8	$—	$1.2	$—	$1.6	$—
Interest cost	2.4	0.4	2.5	0.4	4.8	0.8	5.0	0.8
Expected return on plan assets	(3.6)	—	(3.3)	—	(7.2)	—	(6.6)	—
Amortization of prior service costs and net actuarial loss/(gain)	2.2	(0.6)	1.3	(0.6)	4.4	(1.2)	2.6	(1.2)
Settlement and curtailment loss, net	—	—	—	—	—	—	0.3	—

Net periodic postretirement benefit cost (recovery)	$1.6	$(0.2)	$1.3	$(0.2)	$3.2	$(0.4)	$2.9	$(0.4)

The settlement and curtailment loss, net is related to the restructuring charges discussed in Note 2 above.

(14) Long-term Customer Contracts

In January 2010, we reached an out of court settlement of a lawsuit filed in April 2009 related to our long-term solar wafer supply agreement with Conergy AG (“Conergy”). At the same time, we amended this agreement with Conergy, which amendment included a significant reduction in the minimum quantity of wafers that Conergy must purchase over the remaining eight years of the agreement, as well as a minimum market share commitment should Conergy’s demand exceed the reduced quantities. The amendment also modifies the pricing terms to be based on market rates similar to other MEMC long-term solar wafer supply agreements. The amendment includes MEMC permanently retaining $21.1 million of previously refundable deposits currently held by us which have been reclassified from customer deposits to deferred revenue. The deferred revenue will be amortized over the remaining term of the contract and recorded as revenue, $3.0 million of which was recorded in the first six months of 2010. Another $7.0 million in short-term deposits are no longer required to be paid in the next twelve months and have therefore been classified as long-term. In addition, we applied $8.1 million of refundable security deposits against outstanding accounts receivable balances. The constructive receipt of the non-refundable deposit and corresponding reduction in refundable deposits of $19.1 million, as well as the application of the deposits against accounts receivables, have been reflected as cash provided by operating activities and cash used in financing activities in the unaudited condensed consolidated statement of cash flows.

(15) Commitments and Contingencies.

Contingent Consideration

We agreed to pay contingent consideration to the former SunEdison unit holders if certain operational criteria are met from January 1, 2010 through December 31, 2010. This consideration is to be paid in the form of cash and MEMC common stock and ranges from zero up to $89.0 million. As of June 30, 2010, we have accrued approximately $82.1 million based on the estimated fair value of this contingency.

Commitments

During the second quarter of 2010, we entered into two long term take-or-pay agreements to purchase solar wafers. In accordance with the agreements, MEMC will provide refundable deposits to these vendors over the next seven months totaling $62.5 million, of which $18.0 million was provided during the three months ended June 30, 2010. These deposits are refundable to the extent we fulfill our minimum annual take or pay requirements. The vendors are also required to reserve certain levels of wafer capacity for our benefit. In one agreement, we have committed to minimum purchase costs of $3.3 million in 2010 and then $119.2 million in 2011. The commitment schedule for the years thereafter will be negotiated in 2011. In the other agreement, we have committed to minimum purchase costs of $35.3 million, $87.1 million, $83.4 million, $80.9 million and $78.9 million in 2010, 2011, 2012, 2013 and 2014, respectively.

Indemnification

We have agreed to indemnify some of our Semiconductor Materials and Solar Materials customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims as of June 30, 2010.

We generally warrant the operation of our solar energy systems. Due to the absence of historical material warranty claims and expected future claims, we have not recorded a warranty accrual related to solar energy systems as of June 30, 2010.

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

MEMC and MEMC Pasadena continue to believe that the lawsuit is without merit and we remain committed to a vigorous defense of the case at the appellate level. The appellate court has docketed the case and MEMC has filed its initial brief with the appellate court. The parties will file further briefs over the course of the next several months, after which, in November 2010, the appellate court has scheduled oral argument on the matter. A decision from the appellate court could be expected some time in 2011. An unfavorable outcome on appeal would result in MEMC having to pay BP Solar the damages originally found by the jury, plus interest. MEMC accrued the full amount of damages of the verdict of $8.8 million in marketing and administration expense and accrued expenses and $3.7 million of income tax benefit, resulting in a net expense of $5.1 million, during the quarter ended June 30, 2009.

S.O.I.TEC Silicon on Insulator Technologies S.A. v. MEMC Electronic Materials, Inc.

On May 19, 2008, Soitec and Commissariat A L’Energie Atomique (“CEA”) filed a complaint against MEMC in the U.S. District Court for the District of Delaware (Civil Action No. 08-292) alleging infringement, including willful infringement, by MEMC of three U.S. patents related to silicon-on-insulator (SOI) technology, and requested damages and an injunction. Soitec and CEA filed an amended complaint on July 21, 2009, adding a fourth, related patent to the lawsuit. MEMC has filed a counterclaim against Soitec for infringement of one of MEMC’s U.S. patents. The Court bifurcated the case into two phases, a first liability phase, which, to the extent liability is found, will be followed by a second damages phase. Trial of the liability phase is currently scheduled for late October 2010. We believe that Soitec and CEA’s suit against us has no merit, and we are asserting a vigorous defense against these claims, as well as our infringement counterclaim. We do not believe that this case, should it be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of this lawsuit is unpredictable and the results of this case could be unfavorable for MEMC.

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

On March 31, 2008, Semi-Materials and its affiliate SMC Shanghai (“SMC”) filed two additional lawsuits against MEMC, one in the United States District Court for the Southern District of Texas (Case No. 4:08-CV-00991) (the “Texas Action”) and another in the United States District Court for the Eastern District of Missouri (Case No. 4:08-CV-00434-JCH) (the “Missouri Action”). In both cases, Semi-Materials and SMC alleged that: (i) MEMC Pasadena, Inc. (“MEMC Pasadena”) breached an agreement with SMC for SMC to act as MEMC’s exclusive sales agent in China; (ii) MEMC Pasadena breached an agreement with Semi-Materials for Semi-Materials to act as MEMC Pasadena’s exclusive sales agent in Korea; (iii) MEMC tortiously interfered with the purported sales agency agreements among MEMC Pasadena and SMC and Semi-Materials; and (iv) MEMC tortiously interfered with a separate sales agency agreement Semi-Materials claimed existed with an unrelated party. In the Missouri Action, Semi-Materials also claimed that MEMC tortiously interfered with an expectancy for an on-going business relationship Semi-Materials claimed existed with the unrelated party. Upon MEMC’s motions for summary judgment in the Missouri Action, the Court dismissed the claim that MEMC tortiously interfered with the purported sales agency agreements, and the claim that MEMC tortiously interfered with the alleged sales agency agreement between Semi-Materials and the unrelated party. The remaining claims were tried before a jury between January 4 and January 12, 2010. At trial, the jury found in favor of Semi-Materials and SMC on their respective claims for breach of contract against MEMC Pasadena, awarding a verdict of $0.2 million, and found in favor of MEMC on Semi-Materials’ claim for tortious interference with an expectancy of an ongoing business relationship with the unrelated party. MEMC Pasadena filed a post-trial motion for judgment as a matter of law as to the breach of contract claims on which the jury found in favor of Semi-Materials and SMC. The Court has not yet ruled upon the motion. Semi-Materials and SMC filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit concerning rulings the Court made at summary judgment concerning Plaintiffs’ alleged damages on their breach of contract claims. MEMC Pasadena filed a Notice of Cross-Appeal concerning the Court’s entry of judgment based upon the jury verdict and the Court’s denial of MEMC’s motion for judgment as a matter of law. The appellate matters have been docketed as Appeal Nos. 10-1324 and 10-1626 in the United States Court of Appeals for the Eighth Circuit. The opening appellate brief of Semi-Materials and SMC was filed on April 28, 2010. On June 1, 2010, the Court of Appeals entered an order staying the appeal pending a decision on MEMC Pasadena’s post-trial motion for judgment as a matter of law. No discovery has been undertaken in the Texas Action, and it has been stayed.

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

Minneapolis Firefighters’ Relief Association v. MEMC Electronic Materials, Inc., et al.

On September 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff Minneapolis Firefighters’ Relief Association asserting claims against MEMC and Nabeel Gareeb, MEMC’s former Chief Executive Officer. On October 10, 2008, a substantially similar putative class action lawsuit was filed by plaintiff Donald Jameson against MEMC, Mr. Gareeb and Ken Hannah, MEMC’s former Chief Financial Officer and currently MEMC’s Executive Vice President and President—Solar Materials. These cases purportedly are brought on behalf of all persons who acquired shares of MEMC’s common stock between June 13, 2008 and July 23, 2008, inclusive (the “Class Period”). Both complaints allege that, during the Class Period, MEMC failed to disclose certain material facts regarding MEMC’s operations and performance, which had the effect of artificially inflating MEMC’s stock price in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Plaintiffs further allege that Messrs. Gareeb and Hannah are subject to liability under Section 20(a) of the Act as control persons of MEMC. Plaintiffs seek certification of the putative class, unspecified compensatory damages, interest and costs, as well as ancillary relief. On December 12, 2008, these actions were consolidated, and the Court appointed Mahendra A. Patel as lead plaintiff. Plaintiff filed a consolidated amended complaint on February 23, 2009. Defendants filed a motion to dismiss the consolidated amended complaint, which was fully briefed by the parties by June 24, 2009. On March 8, 2010, the Court dismissed the consolidated class action complaint with prejudice. On March 31, 2010, plaintiff filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. On June 15, 2010, plaintiff filed his appellant brief. On July 15, 2010, defendants filed their appellee brief. Plaintiff filed a reply brief on July 29, 2010.

MEMC and the individual defendants believe this action has no merit and intend to vigorously defend themselves against the appeal of the order granting the motion to dismiss. However, due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome of this action.

Brian Larkowski v. John Marren, et al.

On November 4, 2008, Brian Larkowski, a purported shareholder of MEMC, filed a derivative action in the Circuit Court of St. Charles County, Missouri against defendants John Marren, Peter Blackmore, Nabeel Gareeb, Marshall Turner, Robert J. Boehlke, C. Douglas Marsh, William E. Stevens, James B. Williams and Michael McNamara (collectively “individual defendants”) and MEMC as a nominal defendant. Each individual defendant is a current or former officer and/or director of MEMC. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, based on allegations of conduct similar to that alleged in the putative class action lawsuit described above. On December 19, 2008, the court entered a stipulated order staying the derivative action pending resolution of any motions to dismiss in the putative class action described above. On July 23, 2010, the Court continued the stay.

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

On June 1, 2009, an amended class action complaint was filed by Mr. Jones and another purported participant of the Plan, Manuel Acosta, which raises substantially the same claims and is based on substantially the same allegations as the original complaint. However, the amended complaint changes the period of time covered by the action, purporting to be brought on behalf of beneficiaries of and/or participants in the Plan from June 13, 2008 through the present, inclusive (the “Class Period”). The amended complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in MEMC’s stock, equitable relief and an award of attorney’s fees. No class has been certified and discovery has not begun. The Company and the named directors and employees filed a motion to dismiss the complaint, which was fully briefed by the parties as of October 9, 2009. The parties each subsequently filed notices of supplemental authority and corresponding responses. On March 17, 2010, the court denied the motion to dismiss. On April 14, 2010, defendants filed a motion for reconsideration or, in the alternative, certification for interlocutory appeal. On May 26, 2010, plaintiffs filed their response to defendants’ motion, and on June 16, 2010, defendants filed their reply. On July 14, 2010, plaintiffs filed a notice of supplemental authority and on July 23, 2010, defendants filed a response to the notice. The Company and the named directors and employees intend to vigorously defend themselves against these claims.

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

MEMC’s Solar Energy segment consists solely of SunEdison and includes the development and construction of solar power plants, which are then either sold or held to produce power. The results of the segment include the sale of solar plants and services to customers who purchase renewable energy by delivering solar power to them under long-term power purchase arrangements and feed-in tariff arrangements.

We have provided 2009 financial information on a comparative basis to conform to the 2010 segment presentation:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2010	2009	2010	2009

Net sales:
Semiconductor Materials	$249.6	$145.6	$468.9	$204.3
Solar Materials	168.0	137.3	325.7	292.6
Solar Energy	30.7	—	91.4	—

Consolidated net sales	$448.3	$282.9	$886.0	$496.9

Operating income (loss):
Semiconductor Materials	$24.3	$(47.2)	$16.4	$(120.6)
Solar Materials	19.1	53.2	31.3	121.0
Solar Energy	(4.4)	—	2.4	—
Corporate and other	(35.7)	(29.1)	(62.1)	(49.9)

Consolidated operating income (loss)	$3.3	$(23.1)	$(12.0)	$(49.5)

Interest expense:
Semiconductor Materials	$1.1	$0.2	$2.0	$0.5
Solar Materials	—	—	0.1	—
Solar Energy	4.9	—	16.0	—

Consolidated interest expense	$6.0	$0.2	$18.1	$0.5

Depreciation and amortization:
Semiconductor Materials	$26.2	$23.0	$52.5	$46.0
Solar Materials	7.3	5.9	14.2	11.3
Solar Energy	5.1	—	9.4	—

Consolidated depreciation and amortization	$38.6	$28.9	$76.1	$57.3

Capital expenditures:
Semiconductor Materials	$31.6	$17.0	$50.5	$49.8
Solar Materials	62.9	28.5	90.2	48.9
Solar Energy(1)	67.1	—	112.0	—
Corporate and other	0.1	—	0.1	—

Consolidated capital expenditures	$161.7	$45.5	$252.8	$98.7

(1)	Consists primarily of construction of solar energy systems of $66.8 million and $111.7 million in the three and six-months ended June 30, 2010, respectively.

Equity in earnings of joint venture, net of tax of $7.3 million in the six months ended June 30, 2010 and equity in joint venture of $7.0 million at June 30, 2010 and $101.6 million at December 31, 2009 relates to the joint venture with Q-Cells and is part of our Solar Materials segment.

The Solar Energy segment includes $285.8 million of goodwill and we have recorded no impairment on this goodwill.

During the second quarter of 2010, we received $11.9 million in net insurance proceeds from our business interruption lost profits claim related to the disruption in production at our Pasadena, Texas facility as a result of Hurricane Ike in 2008. Of this amount, $8.0 million was recorded to our Semiconductor Materials segment and $3.9 million was recorded to our Solar Materials segment.

(17) Subsequent Events

Acquisition of Solaicx

On July 1, 2010, we acquired all outstanding shares of Solaicx, a privately held developer of a proprietary system to produce continuous Czochralski (“CCZ”), single-crystal silicon ingots.

At closing, MEMC paid the existing securityholders of Solaicx cash of approximately $76 million. The agreement also includes an earn-out provision, should Solaicx meet certain performance targets through December 31, 2011, of up to an additional $27.6 million, consisting of cash and stock in proportion to elections made by Solaicx securityholders.

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

OVERVIEW

Semiconductor Materials Segment

The Semiconductor Materials segment continued to benefit from significantly improved end market demand and from efforts over the last several quarters to regain market position. The segment returned to profitability, benefiting from continued volume growth, higher selling prices, better fixed cost absorption and improved productivity.

Solar Materials Segment

Solar Materials sales grew sequentially in the 2010 second quarter over the first quarter of 2010 and over the second quarter of 2009. The sequential increase was the result of higher pricing on relatively flat volumes. The year-over-year increase was primarily driven by significantly higher wafer volumes, partially offset by a decline in pricing. Our sales of polysilicon continued to decline as a percent of total revenue in the second quarter of 2010 compared to the same period in 2009 due to lower volumes and pricing. Polysilicon sales were approximately 1% and 5% of consolidated revenue for the quarter ended June 30, 2010 and 2009, respectively.

On July 1, 2010, we completed the acquisition of privately held Solaicx, a developer of a proprietary system to produce continuous Czochralski (“CCZ”), single-crystal silicon ingots. At closing, we paid the existing securityholders of Solaicx cash of approximately $76 million. The merger agreement also includes an earn-out provision. Should Solaicx meet certain performance targets through December 31, 2011, we will pay up to an additional $27.6 million in cash and shares of common stock. This acquisition enables us to participate in the development and production of monocrystalline solar wafers for the photovoltaic industry. Solaicx will be included in our Solar Materials segment.

During the second quarter of 2010, we entered into two long-term strategic agreements to purchase solar wafers. These agreements will enable us to secure the purchase of wafers at fixed prices. In one agreement, we have committed to purchases totaling $122.5 million through 2011. The commitment schedule for the years thereafter will be negotiated in 2011. In the other agreement, we have committed to minimum purchases of $365.6 million through 2014. These agreements also require deposits to be provided to our vendors over the terms of the contracts.

Solar Energy Segment

In 2009, SunEdison began development of nine solar energy systems in the Puglia region of Italy, each below one megawatt. Seven of the nine were completed during the 2010 first quarter and two were completed during the second quarter of 2010.

In March 2010, SunEdison, along with its 50% joint venture partner Banco Santander (“Santander”), received approval from the Italian government to develop and construct a 72 megawatt photovoltaic solar power plant in Northeastern Italy, near the town of Rovigo. The joint venture is consolidated for financial reporting purposes. At the end of the second quarter of 2010, the project remains on schedule to begin power generation in the second half of 2010 with final completion of the project expected by year end. Santander’s interest is expected to be eliminated within the next six months upon the eventual sale of the project.

In May 2010, SunEdison entered into an agreement with First Reserve Corporation (“First Reserve”) to establish an entity to provide for the purchase of current and future qualifying SunEdison solar photovoltaic energy projects (the “First Reserve Partnership”). SunEdison will hold a minority interest in the entity which will be accounted for under the equity method of investment for financial reporting purposes. The initial equity commitment of up to $167 million will be contributed by First Reserve and SunEdison over time in proportion to their percentage interests of 90.1% and 9.9%, respectively. When combined with contemplated additional debt financing, these equity commitments are expected to fund the acquisition of up to $825 million of solar power systems developed by SunEdison. First Reserve may raise up to $150 million in additional equity which, when coupled with a corresponding increase in solar project debt financing, could scale the entity up to an aggregate of $1.5 billion of solar projects developed by SunEdison. In addition, SunEdison may enter into separate operations and maintenance agreements with the entity related to the projects. SunEdison has invested $0.3 million in the entity as of June 30, 2010. During the second quarter of 2010, we executed three contracts to sell three projects to the entity which we expect will be completed in the third quarter of 2010.

RESULTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2010	2009	2010	2009
Dollars in millions
Semiconductor Materials	$249.6	$145.6	$468.9	$204.3
Solar Materials	168.0	137.3	325.7	292.6
Solar Energy	30.7	—	91.4	—

Total Net Sales	$448.3	$282.9	$886.0	$496.9

The second quarter increase in net sales of $165.4 million, or 58.5%, and the increase in the six month period of $389.1 million, or 78.3% compared to the prior year period, is mainly attributed to continued increases in consumer spending and other positive macroeconomic effects. In addition, the acquisition of SunEdison on November 20, 2009 increased our sales by $30.7 million and $91.4 million during the three and six-months ended June 30, 2010, respectively. Sequentially, we saw pricing improvement in both our Solar Materials and Semiconductor Materials segments. While volumes in the Semiconductor Materials segment continued to trend upward, Solar Materials volumes were flat.

Semiconductor Materials Segment Net Sales

The increase of $104.0 million in Semiconductor Materials sales in the second quarter of 2010 compared to the prior year was primarily the result of volume and pricing increases of $88.4 million and $12.8 million, respectively. We experienced higher price and volume changes across all diameters. The increase in sales during the year to date period was principally due to volume increases of $267.0 million. Our semiconductor wafer average selling prices in the three and six months ended June 30, 2010 were approximately 9% and 2% higher, respectively, than the semiconductor wafer average selling prices for the same period in 2009, and 7% higher than the first quarter of 2010.

Solar Materials Segment Net Sales

Solar Materials net sales for the three months ended June 30, 2010 were $168.0 million compared to $137.3 million in the three months in 2009. Solar Materials net sales for the six months ended June 30, 2010 were $325.7 million compared to $292.6 million in the six months in 2009. While volumes for solar wafers increased in the second quarter and year-to-date periods of 2010 due to increased volumes with customers under long-term agreements and new customers, decreases in pricing partially offset the increases in volumes. In order to reduce our concentration of solar wafer customers, we continue to diversify our customer base by serving additional solar wafer customers beyond our long-term solar wafer supply agreements. The increase in sales compared to 2009 was also slightly offset by a decrease in polysilicon sales of $9.4 million in the quarter and $16.9 in the year to date periods. These decreases were attributable to decreased volumes and selling prices. Raw polysilicon sales are expected to remain low as our wafer sales grow and we continue to allocate the polysilicon for internal use. Polysilicon sales amounted to only 1% of total sales year to date, down from 5% in the same period of 2009. Our solar wafer average selling prices in the three and six months ended June 30, 2010 were approximately 27% and 35% lower, respectively, than the solar wafer average selling prices for the same period in 2009, and 9% higher than the first quarter of 2010.

Solar Energy Segment Net Sales

As noted previously, we acquired SunEdison in November 2009. Solar Energy net sales for the three and six months ended June 30, 2010 were $30.7 million and $91.4 million, respectively, and consisted mainly of the completion and sale of three and ten solar energy systems, respectively, totaling ten megawatts for the six month period and, to a lesser extent, revenues from energy production. Upon construction of a solar energy system, SunEdison may sell the system outright (“direct sales”), sell and then lease the system back (“sale-leaseback”) or retain and finance the system (“financing”). Direct sales are recorded in the statement of operations as sales with related cost of sales based on the cost to construct the system. Sale-leasebacks and financing results in the retention of assets on our balance sheet along with the related capital lease obligation or debt. Any changes in the mix of these three alternatives could result in different accounting effects on our financial statements. The amount and timing of revenues associated with the sale of solar energy systems could vary from quarter to quarter depending on when those sales are finalized.

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit	2010	2009	2010	2009
Dollars in millions
Cost of Goods Sold	$371.4	$248.0	$749.8	$442.3
Gross Profit	76.9	34.9	136.2	54.6
Gross Margin Percentage	17.2%	12.3%	15.4%	11.0%

The increase in our gross profit dollars and gross margin percentage for the quarter and year–to-date periods ended June 30, 2010 was primarily the result of Semiconductor Materials volume increases and productivity improvements. This increase included charges in the first quarter of 2009 which did not recur in the six months ended June 30, 2010 consisting of unallocated fixed overhead costs of $36.2 million recorded as period expenses and lower of cost or market adjustments on our inventory of $11.4 million. The gross profit increase was also due to the inclusion of SunEdison, which contributed $12.2 million and $35.0 million of gross profit in the three and six-months ended June 30, 2010. We also had a decrease in charges for an adverse annual long-term purchase obligation of $1.3 million in the quarter and $6.1 million in the year to date period.

	Three Months Ended June 30,		Six Months Ended June 30,
Marketing and Administration	2010	2009	2010	2009
Dollars in millions
Marketing and Administration	$72.6	$42.5	$134.8	$72.3
As a Percentage of Net Sales	16.2%	15.0%	15.2%	14.6%

The increase in marketing and administration expenses for the three and six months ended June 30, 2010 resulted from the inclusion of SunEdison costs of $18.8 million and $37.5 million, respectively, as well as an increase in pre-operating start-up costs for our new manufacturing facility in Ipoh, Malaysia of $3.0 million and $8.2 million, respectively, with the remaining difference mainly due to increased employee benefits expense and logistics costs. The increase in employee benefits expense included increased stock compensation expense of $5.6 million and $4.3 million in the three and six months ended June 30, 2010 over the prior year periods due to the timing of estimated forfeiture rate adjustments and new awards. Other increases in benefits were a result of higher general corporate overhead to support the business units. The six months ended June 30, 2009 included an accrual for a lawsuit in the second quarter of 2009 of $8.8 million which did not recur in 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
Research and Development	2010	2009	2010	2009
Dollars in millions
Research and Development	$11.5	$9.9	$22.6	$19.5
As a Percentage of Net Sales	2.6%	3.5%	2.6%	3.9%

R&D expenses consisted mainly of product and process development efforts to increase our capability in the areas of flatness, particles and crystal defectivity. The increases in R&D expenses in the second quarter and year to date periods of 2010 compared to the same periods in the prior year are due to new efforts for emerging technologies included primarily in the Solar Materials segment.

	Three Months Ended June 30,		Six Months Ended June 30,
Restructuring Costs	2010	2009	2010	2009
Dollars in millions
Restructuring Costs	$1.4	$5.6	$2.7	$12.3
As a Percentage of Net Sales	0.3%	2.0%	0.3%	2.5%

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

The 2009 Global Plan actions reduced our workforce by approximately 500 employees, from 4,800 prior to the reductions. Severance and other costs associated with this plan totaled $5.6 million and $12.3 million in the three and six months ended June 30, 2009, respectively, and $12.3 million in the year ended December 31, 2009 when the plan was completed. We expect that the 2009 Global Plan reductions in force will result in annualized cost savings of approximately $30 million, primarily in cost of goods sold, because a majority of those affected were manufacturing facility employees. We began realizing some of these savings in the second quarter of 2009.

The 2009 U.S. Plan actions are expected to affect approximately 540 employees in the United States. MEMC will provide severance benefits to those employees who will be terminated, and expects to incur total severance charges related to the terminations of approximately $21.0 million. We recorded $1.4 million and $2.7 million in the first three and six months of 2010, respectively, and expect to make the related severance payments at the time of the final production dates for the facilities through the second quarter of 2011. We also anticipate charges of approximately $30.1 million for other related move costs and contract terminations associated with the closings which will be expensed as incurred until the final production date in the respective U.S. facilities. In total, we have recorded charges of $18.8 million associated with these actions since inception and estimate we will incur approximately $51.1 million in cash costs classified as restructuring expenses. We estimate that the facility closings will result in an annualized savings beginning in the third quarter of 2010 of approximately $10 million, rising to approximately $55 million of annualized savings beginning in the second quarter of 2011. The timing of these facility closings and related cost savings may be delayed due to the current and anticipated strong demand in the semiconductor industry.

	Three Months Ended June 30,		Six Months Ended June 30,
Insurance Recovery	2010	2009	2010	2009
Dollars in millions
Insurance Recovery	$(11.9)	$—	$(11.9)	$—
As a Percentage of Net Sales	2.7%		1.3%

During the second quarter of 2010, we received $11.9 million in net insurance proceeds from our business interruption lost profits claim related to the disruption in production at our Pasadena, Texas facility as a result of Hurricane Ike in 2008. Of this amount, $8.0 million was recorded to our Semiconductor Materials segment and $3.9 million was recorded to our Solar Materials segment based on the amount of polysilicon used in each of the segments.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income (Loss)	2010	2009	2010	2009
Dollars in millions
Semiconductor Materials	$24.3	$(47.2)	$16.4	$(120.6)
Solar Materials	19.1	53.2	31.3	121.0
Solar Energy	(4.4)	—	2.4	—
Corporate and other	(35.7)	(29.1)	(62.1)	(49.9)

Total Operating Income (Loss)	$3.3	$(23.1)	$(12.0)	$(49.5)

During the three and six months ended June 30, 2010, our consolidated operating income of approximately $3.3 million represented an improvement of $26.4 million from the comparable period in 2009. Our operating loss of $12.0 million for the six months ended June 30, 2010 was $37.5 million lower than the same period in the prior year. These improvements were the net results of the changes in gross profit dollars and operating costs discussed above.

Semiconductor Materials Segment

The improvement in our Semiconductor Materials segment income for the three and six month periods ended June 30, 2010 was primarily the result of volume increases and productivity improvements, including charges in the first quarter of 2009 which did not recur in the current period. These charges consisted of unallocated fixed overhead costs of $36.2 million recorded as period expenses and lower of cost or market adjustments on our inventory of $11.4 million. These improvements were partially offset by pre-operating start-up costs for our new manufacturing facility in Ipoh, Malaysia of $3.0 million and $8.2 million for the three and six months ended June 30, 2010, respectively.

Solar Materials Segment

The decrease in our Solar Materials segment income for the three months ended June 30, 2010 was primarily the result of pricing declines for solar wafers of $89.4 million, a reduction in polysilicon volumes of $7.8 million and higher wafering costs of $15.3 million. These decreases were slightly offset by increases in solar wafer volumes of $93.9 million. The decrease for the six months ended June 30, 2010 was primarily the result of pricing declines for solar wafers of $195.7 million, a reduction in polysilicon volumes of $12.5 million and higher wafering costs of $20.6 million. These were slightly offset by increases in solar wafer volumes of $211.7 million.

Solar Energy Segment

Our Solar Energy segment had operating income of $2.4 million for the six month period ended June 30, 2010, which consisted mainly of the completion and sale of ten solar energy systems totaling ten megawatts discussed above plus income from energy production. Operating income of $6.8 million in the three month period ended March 31, 2010 was driven by the completion and sale of seven solar energy systems totaling seven megawatts and income from energy production. The decrease in segment income to an operating loss of $4.4 million in the three month period ended June 30, 2010 was driven by a decrease in the sale of solar energy systems due to timing, slightly offset by additional income from energy production due to more sunlight hours. Operating expenses were flat compared to the first quarter. The Solar Energy segment’s revenues and operating income is highly dependent upon the timing of system sales and revenue recognition requirements related to the small number of large projects. Revenue and income in any given period may differ from the timing of installation and related expenditures.

Corporate and other

Corporate and other loss increased $6.6 million and $12.2 million for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009. The increase was mainly the result of the addition of expenses associated with the acquisition of SunEdison of $3.3 million and $6.5 million, respectively, in the three and six months ended June 30, 2010, as well as increased stock compensation expenses and increased general corporate overhead to support the segments.

	Three Months Ended June 30,		Six Months Ended June 30,
Non-operating (Income) Expense	2010	2009	2010	2009
Dollars in millions
Interest expense	$6.0	$0.2	$18.1	$0.5
Interest income	(1.8)	(5.8)	(4.1)	(17.5)
Decline (increase) in fair value of warrant	6.8	(10.1)	12.1	(10.0)
Other, net	(7.0)	(0.6)	(6.4)	2.0

Total Non-operating (Income) Expense	$4.0	$(16.3)	$19.7	$(25.0)

Interest expense primarily relates to debt and capital leases for solar energy systems. During the three months ended June 30, 2010, we incurred $4.9 million of interest expense in the Solar Energy segment and $1.1 million in the Semiconductor Materials segment. For the six months ended June 30, 2010, we recorded $16.0 million of interest expense in the Solar Energy segment and $2.0 million in the Semiconductor Materials segment, with the remaining $0.1 million recorded in our Solar Materials segment. Of the $16.0 million recorded in the Solar Energy segment, $6.6 million relates to deferred financing fees that were charged to interest expense during the quarter ended March 31, 2010, when previously incurred solar energy system debt was transferred to the buyer upon sale of the system. There were no similar transactions in the second quarter of 2010 where debt was transferred.

Interest income relates to returns on cash equivalents, restricted cash and investments. Interest income was lower in 2010 compared to 2009 due to lower average cash equivalent and investment balances throughout the year as we adjusted our portfolio of investments to fund current and future operations and acquisitions. Changes in rates had a nominal impact on the change in our interest income during the periods presented.

Decline (increase) in fair value of warrant represents the mark-to-market adjustment for a warrant received from a customer, Suntech Power Holdings (“Suntech”). We recorded a decrease in the estimated fair value of the warrant of $6.8 million in the second quarter of 2010 compared to an increase in fair value of $10.1 million in the same period of 2009. The change in the estimated fair value of the warrant is primarily driven by the change in the price of Suntech’s ordinary shares, which had a price per share of $9.17 and $16.63 at June 30, 2010 and December 31, 2009, respectively.

The increases in Other, net in the three and six months ended June 30, 2010 compared to the prior year periods was mainly due to gains recognized as we sold our fixed income fund investments and the gain on our net investment hedge.

	Three Months Ended June 30,		Six Months Ended June 30,
Income Taxes	2010	2009	2010	2009
Dollars in millions
Income Tax Benefit	$(16.1)	$(9.7)	$(30.7)	$(28.6)
Income Tax Rate as a % of Income (Loss) before Income Taxes	2,300.0%	142.6%	96.8%	116.7%

During the three months ended June 30, 2010, we recorded an income tax benefit of $16.1 million and an effective tax rate of 2,300.0%, compared to an income tax benefit of $9.7 million and an effective tax rate of 142.6% for the three months ended June 30, 2009. The income tax benefit for the 2010 second quarter is primarily related to discrete tax benefits of $15.5 million associated with the closure of the 2006 and 2007 Internal Revenue Service (“IRS”) examination and $6.2 million associated with a planned remittance of the undistributed earnings of one of our foreign wholly owned subsidiaries to the U.S. in the foreseeable future, offset by a discrete tax expense of $4.2 million associated with income received for the Pasadena business interruption claim. The remaining income tax benefit for the second quarter of 2010 is primarily attributed to a taxable loss in the U.S. offset by taxable income in lower rate jurisdictions. We recorded a tax benefit on the U.S. tax loss because there is sufficient taxable income in the allowable carry back period to absorb the loss.

During the six months ended June 30, 2010, we recorded an income tax benefit of $30.7 million compared to an income tax benefit of $28.6 million for the six months ended June 30, 2009. The effective tax rate was 96.8% and 116.7% for the six months ended June 30, 2010 and 2009, respectively.

During the quarter ended June 30, 2010 we concluded the IRS examination for the 2006 and 2007 years and, as a result, we recorded favorable and unfavorable adjustments to our accrual for uncertain tax positions. We received proposed taxable income adjustments from the IRS related to various cost allocations and taxable income adjustments attributable to our foreign operations. The settlement of those positions resulted in an increase to the accrual of $29.9 million. The resolution of these matters resulted in an assessment of $31.6 million, which included penalties and interest of $5.0 million, net of $2.3 million of federal benefit. Additionally, we had uncertain tax positions for deductions and tax credits that were effectively settled during the exam which reduced the accrual by $51.0 million. The net effect to our tax provision for the closure of the exam was a $15.5 million tax benefit.

	Three Months Ended June 30,		Six Months Ended June 30,
Equity in Earnings of Joint Venture, Net of Tax	2010	2009	2010	2009
Dollars in millions
Equity in earnings of joint venture, net of tax	$—	$(3.3)	$7.3	$(3.3)

In the fourth quarter of 2009, our joint venture with Q-Cells SE (“Q-Cells”) completed the construction of a solar power plant and executed a contract to sell it to a third party. The joint venture did not recognize revenue related to the sales contract as of December 31, 2009 because there were certain conditions or administrative prerequisites that had not yet occurred to permit revenue recognition. Specifically, these prerequisites included transfer of title and legal change in ownership upon the registration of the buyer in the German commercial registry as the new owner; acceptance by the financing banks of changes proposed by the buyer to the loan financing put in place by the joint venture; and the need of the project entities to acquire all assets and permits necessary to operate their respective business. This contract resulted in the joint venture recognizing an impairment on the plant assets for the three months ended December 31, 2009. MEMC’s share of the impairment was approximately $3.0 million in the fourth quarter of 2009, with an additional $1.5 million impairment recognized in the first quarter of 2010 when concessions were made to the pre-negotiated sales price. The impairment of MEMC’s investment in the joint venture was recorded in the statement of operations as equity in earnings of joint venture, net of tax.

The administrative prerequisites of the sale outstanding as of December 31, 2009 were met in the first quarter of 2010. On March 30, 2010, the buyer confirmed that the conditions were met as of that date and the joint venture recorded the revenue related to the sale as of that date. At the same time, consistent with its accounting policy for the sale of the solar wafers to Q-Cells SE, MEMC recognized its pro rata share of the net profit previously deferred for those solar wafer sales of $8.8 million. This amount was recorded in the statement of operations as equity in earnings of joint venture, net of tax.

FINANCIAL CONDITION

Cash and cash equivalents increased $20.3 million from $632.7 million at December 31, 2009 to $653.0 million at June 30, 2010. See additional discussion in Liquidity and Capital Resources below.

Short-term and long-term investments of $121.6 million at June 30, 2010 decreased $261.9 million from $383.5 million at December 31, 2009. This decrease was primarily due to sales and maturities of available for sale and trading investments of $146.8 million and $30.3 million, respectively. We also received cash related to our joint venture with Q-Cells of $77.6 million. These decreases were slightly offset by the investment of $10.0 million in a joint venture with Jiangsu Huantai Group Co. Ltd, as well as changes in the fair value of our remaining investments.

Accounts receivable of $276.7 million at June 30, 2010 increased $103.4 million from $173.3 million at December 31, 2009. The increase was primarily attributable to the larger volume of sales taking place in the second quarter of 2010 compared to the fourth quarter of 2009 as well as timing of collections.

Our inventories increased $46.7 million to $207.5 million at June 30, 2010 from $160.8 million at December 31, 2009. Inventories primarily increased as a result of the increase in work in process construction related to SunEdison for several large solar energy systems expected to be sold as direct sales. At June 30, 2010, we had approximately $17.4 million of Semiconductor Materials inventory held on consignment, compared to $18.9 million at December 31, 2009.

Income taxes receivable decreased from $72.5 million at December 31, 2009 to $18.3 million at June 30, 2010 due to income tax refunds received.

Prepaid and other current assets increased from $87.0 million at December 31, 2009 to $130.7 million at June 30, 2010. This increase was mainly due to an increase in product due from vendors of $14.3 million, an increase in value added tax receivable of $12.9 million and an increase in refundable deposits of $14.3 million.

Our net property, plant and equipment increased $118.7 million to $1,579.4 million at June 30, 2010 from $1,460.7 million at December 31, 2009. This increase was primarily due to capital expenditures of $141.1 million and the construction of solar energy systems of $111.7 million that we expect will be capitalized sale-leasebacks or held systems which will remain as property, plant and equipment that will generate electricity revenues in the future. The remaining capital expenditures related to expansions at our plants in Merano, Italy, Pasadena, Texas, and Hsinchu, Taiwan, as well as the construction of our plant in Kuching, Malaysia. These increases were partially offset by depreciation expense of $73.3 million with the remaining difference mainly due to foreign currency changes. Included in property, plant and equipment is $104.4 million in net capital leases related to the Solar Energy segment at June 30, 2010.

Our net deferred tax assets totaled $140.2 million at June 30, 2010 (of which $31.8 million of current deferred tax assets was included in prepaid and other assets) compared to $127.1 million at December 31, 2009 (of which $31.8 million of current deferred tax assets was included in prepaid and other assets). The increase of $13.1 million in net deferred tax assets is primarily attributed to a discrete tax benefit of $11.6 million associated with a planned remittance of the undistributed earnings of one of our foreign wholly-owned subsidiaries to the United States in the foreseeable future. At June 30, 2010, we have valuation allowances of $15.2 million, primarily related to net operating losses acquired through the purchase of SunEdison, reducing our net deferred tax assets to $140.2 million. We believe that it is more likely than not, with our projections of future taxable income, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets (which have not been offset by a valuation allowance) at June 30, 2010.

Long-term debt, short-term debt and capital leases increased to $459.3 million at June 30, 2010 from $416.6 million at December 31, 2009. This increase of $42.7 million was mainly due to solar energy system financing incurred during the first six months of 2010 of $23.0 million in connection with the completion and financing of 11 systems totaling 3.7 megawatts and system construction financing of approximately $36.2 million, partially offset by payments made on outstanding debt and capital leases. The short-term debt and current portion of long-term debt and capital leases of $45.9 million at June 30, 2010 relates primarily to solar energy systems.

Accrued liabilities decreased $19.2 million to $87.6 million at June 30, 2010 from $106.8 million at December 31, 2009 mainly due to a payment for an adverse long-term purchase obligation and recognition of our pro rata share of the net profit previously deferred for solar wafers sold to Q-Cells International of $8.8 million.

Contingent consideration related to acquisition of $82.1 million at June 30, 2010 is our current estimate of the amount to be paid to the former SunEdison unit holders if certain operational criteria are met from January 1, 2010 through December 31, 2010. This consideration is to be paid in the form of cash and MEMC common stock and ranges from zero up to $89.0 million. As of December 31, 2009, this amount was not a current liability and was therefore included in other liabilities—long-term.

Short-term customer deposits decreased $22.5 million to $61.1 million at June 30, 2010 from $83.6 million at December 31, 2009. The amendment of our long-term agreement with Conergy discussed above includes MEMC permanently retaining $17.1 million of previously refundable deposits currently held by us which have been reclassified from short-term customer deposits to deferred revenue. In addition, $7.0 million of short-term deposits were no longer required to be repaid in the next twelve months and have therefore been classified as long-term.

Other long-term liabilities decreased $130.9 million to $182.4 million at June 30, 2010 from $313.3 million at December 31, 2009, mainly due to the contingent consideration related to the acquisition of SunEdison now classified as current discussed above, as well as the conclusion of the Internal Revenue Service (“IRS”) examination for the 2006 and 2007 years during the period. As a result, we recorded favorable and unfavorable adjustments to the accrual for uncertain tax positions. We received proposed taxable income adjustments from the IRS related to various cost allocations and taxable income adjustments attributable to our foreign operations. The settlement of those positions resulted in an increase to the accrual of $29.9 million and an assessment of $24.3 million. Additionally, we had uncertain tax positions for deductions and tax credits that were effectively settled during the exam and reduced the accrual by $51.0 million.

The change in accumulated other comprehensive (loss) income from income of $33.0 million at December 31, 2009 to a loss of $25.8 million at June 30, 2010 is mainly due to the net translation adjustments recorded as a result of translating to U.S. Dollars the financial statements of our foreign subsidiaries with functional currencies other than the U.S. Dollar including the Euro, Japanese Yen and Korean Won.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 2010, cash provided by operating activities was $8.7 million compared to $1.8 million in the six months ended June 30, 2009. This increase can be attributed to cash flows from overall increases in profitability offset by increases in working capital. The increase in cash used for accounts receivable was due to the overall increase in sales, as well as a larger volume of sales taking place late in the second quarter of 2010 compared to the same period in 2009.

Cash used in investing activities increased to $39.2 million in the six months ended June 30, 2010 compared to $4.8 million provided in the six months ended June 30, 2009, primarily as a result of the construction of solar energy systems and other capital expenditures, offset by proceeds from sale and maturities of investments and a cash distribution from an equity method investment. Capital expenditures in 2010 primarily relate to increasing our polysilicon and 300 millimeter capacity, expanding capability for our next generation products in the Semiconductor Materials segment and the construction of our solar wafer manufacturing facility in Kuching, Malaysia.

Cash provided by financing activities was $60.5 million in the six months ended June 30, 2010 compared to $98.4 million used in the six months ended June 30, 2009. The change in cash provided by financing activities was mainly due to proceeds from financing obligations of $106.6 million which relates to solar energy system financing. Approximately $43.3 million of this was transferred to and assumed by the buyer upon the sale of certain systems during the quarter in a non-cash transaction. We also used $15.8 million in the first quarter of 2009 for our share repurchase program. In addition, we used $27.7 million of cash in repayments on customer deposits related to long-term supply agreements in the first two quarters of 2010 compared to $80.1 million in the same period of 2009. The current period repayments of customer deposit consist of the constructive receipt of non-refundable deposits due to the amendment with Conergy discussed above and the corresponding reduction in refundable deposits of $19.1 million, as well as the application of the deposits against accounts receivable of $8.1 million.

We have non-solar energy system short-term committed financing arrangements renewable annually of approximately $17.5 million at June 30, 2010, of which there were no short-term borrowings outstanding at June 30, 2010. Of the $17.5 million committed short-term financing arrangements, $11.0 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings. We have non-solar energy system long-term committed financing arrangements of approximately $304.9 million at June 30, 2010, of which $26.3 million is outstanding. Of the $304.9 million committed long-term financing arrangements, $77.4 million is unavailable because it relates to the issuance of third party letters of credit.

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

Interest on borrowings under the Corporate Credit Facility will be based on our election at LIBOR plus an applicable margin (currently 2.50%) or at a defined prime rate plus an applicable margin (currently 1.50%). The Corporate Credit Facility also provides for us to pay various fees, including a commitment fee (currently 0.50%) on the lenders’ commitments. The Corporate Credit Facility contains certain covenants typical for credit arrangements of this size, including covenants relating to a consolidated interest charge ratio, consolidated leverage ratio and a minimum liquidity ratio. Repayment of any amounts borrowed under the facility is guaranteed by certain of our subsidiaries. The obligations of MEMC and the guaranty obligations of the subsidiaries are secured by a pledge of the capital stock of certain domestic and foreign subsidiaries of MEMC. The other assets of MEMC are not pledged as security for the facility. As of June 30, 2010, we had no outstanding borrowings under this facility, although we had approximately $67.0 million of outstanding third party letters of credit backed by this facility at such date. We met all covenants under this facility at June 30, 2010.

In May 2010, we entered into an agreement with First Reserve Corporation (“First Reserve”) to establish an entity to provide for the purchase of solar photovoltaic energy projects (the “First Reserve Partnership”). The initial equity commitment of $167 million for the entity will be contributed by First Reserve and SunEdison over time in proportion to each party’s ownership interest of 90.1% and 9.9%, respectively. Solar photovoltaic energy projects are planned to be sold to the First Reserve Partnership based on acceptance by the entity. SunEdison has invested $0.3 million in the First Reserve Partnership as of June 30, 2010.

We have entered into two long-term agreements to purchase solar wafers. In the agreements, MEMC will provide polysilicon and related materials to be used in the production of the solar wafers. To guarantee the product commitment, MEMC will provide refundable deposits totaling $62.5 million to be used to the extent any contractual volume is cancelled or postponed, of which $18.0 million was provided during the three months ended June 30, 2010. In one agreement, we have committed to minimum purchase costs of $3.3 million in 2010 and then $119.2 million in 2011. The commitment schedule for the years thereafter will be negotiated in 2011. In the other agreement, we have committed to minimum purchase costs of $35.3 million, $87.1 million, $83.4 million, $80.9 million and $78.9 million in 2010, 2011, 2012, 2013 and 2014, respectively.

We have approximately $431.6 million of capital lease and finance obligations for solar energy systems which are included in separate legal entities. The individual capital lease and finance obligations have recourse to those separate legal entities but no recourse to the MEMC parent or SunEdison parent legal entities. These obligations may also include limited guarantees by the MEMC parent or SunEdison parent legal entities related to operations, maintenance and certain indemnities.

These solar energy system obligations generally were provided under master lease agreements, which issued financing for solar energy systems that met pre-established master lease criteria. MEMC has approximately $86.7 million of potential financing available for future solar energy systems under three such master lease agreements, subject to acceptance of specific systems by the master trustee.

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

The credit ratings for our investments in debt securities as of June 30, 2010 are as follows:

		Credit Ratings
Dollars in millions	Fair Value	AAA
Asset-backed securities	$5.6	$5.6

Auction rate securities	5.8	5.8

	$11.4	$11.4

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

We believe that, based on our current cash, cash equivalents and investment balances of approximately $774.6 million at June 30, 2010, our expected operating cash flows and our $250 million Corporate Credit Facility, we have the financial resources needed to meet business requirements for at least the next 12 months, including capital expenditures and working capital requirements. With the addition of SunEdison and our expansion into the development of solar power plants, we expect to have increased liquidity requirements in 2010 and beyond. As a result, we have strategically reduced our longer-term financial investments to shorter duration investments. We may need to make investments in working capital to fund solar projects and expect the funding of this working capital will be sourced from both corporate cash and investments, and project finance. If our financial performance, the growth in SunEdison, or the capital expenditures required to fund our Semiconductor Materials or Solar Materials segments change from our current assumptions, we may choose to access the capital markets in order to execute our operating plan.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2009. There have been no significant changes to our critical accounting policies and estimates since December 31, 2009 except for energy credits and incentives and percentage-of-completion described below.

Energy Credits and Incentives

For SunEdison-owned or capitalized solar energy systems in the U.S., we may receive incentives or subsidies from various state governmental jurisdictions in the form of renewable energy credits (“RECs”). In the State of California, we may also receive performance-based incentives (“PBIs”) from public utilities in connection with a program sponsored by the State of California. Both the RECs and PBIs are based on the actual level of output generated from the system. RECs are generated as our solar electric systems generate electricity. Typically, SunEdison enters into five to ten year binding contractual arrangements with utility companies or other investors who purchase RECs at fixed rates. REC revenue is recognized at the time SunEdison has transferred a REC pursuant to an executed contract relating to the sale of the RECs to a third party. For PBIs, production from SunEdison-operated systems is verified by an independent third party and, once verified, revenue is recognized based on the terms of the contract and the fulfillment of all revenue recognition criteria. There are no penalties in the event electricity is not produced for PBIs. However, if production does not occur on the systems with which we have sale contracts for our RECs, we may have to purchase RECs on the spot market or pay specified contractual damages. Historically, we have not had to purchase material amounts of RECs to fulfill our REC sales contracts.

Recording of a sale of RECs and receipt of PBIs under U.S. GAAP is accounted for under the Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.” There are no differences in the process and related revenue recognition between REC sales to utilities and non-utility customers. Revenue is recorded when all revenue recognition criteria are met, including: there is persuasive evidence an arrangement exists (typically through a contract), services have been rendered through the production of electricity, pricing is fixed and determinable under the contract and collectability is reasonably assured. For RECs, the revenue recognition criteria are met when the energy is produced and a REC is generated and transferred to a third party pursuant to a contract with that party fixing the price for the REC. For PBIs, revenue is recognized upon validation of the kilowatt hours produced from a third party metering company because the quantities to be billed to the utility are determined and agreed to at that time.

Percentage-of-Completion

For our Solar Energy segment, we anticipate that certain of our contracts to sell solar photovoltaic energy systems may qualify for the percentage-of-completion method to recognize revenue and costs in the future. Accounting for the contracts pursuant to percentage of completion involves satisfying certain criteria, as well as, management’s judgment in estimating total contract revenue and costs. We have not recognized revenue or costs on a percentage of completion basis through June 30, 2010.

ACCOUNTING STANDARDS NOT YET EFFECTIVE

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”), which updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25. Under the new guidance, when vendor specific objective evidence or third party evidence of the selling price for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate the deliverables and allocate the arrangement consideration using the relative selling price method. ASU 2009-13 will be effective for our annual reporting period beginning January 1, 2011. We are currently evaluating the impact of ASU 2009-13 on our consolidated results of operations and financial condition.

In April 2010, the FASB issued Accounting Standards Update 2010-17 (“ASU 2010-17”), which updates the current guidance pertaining to milestone method revenue recognition included in ASC Topic 605. We are currently evaluating the impact of ASU 2010-17 on our consolidated results of operations and financial condition.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our expectation that the proceeds from the sale of the Q-Cells power plant will be returned to the parties within the next twelve months; our expectation that Santander’s interest in certain SunEdison project entities will be eliminated within the next twelve months upon the eventual sale of the project entities; our expectation that power generation for our Rovigo project will begin in the second half of 2010 with final completion expected by year end, with Santander’s interest expected to be eliminated within the next six months upon the eventual sale of the project; our expectation that we will have increased liquidity requirements in 2010 and beyond; our belief that the 2009 Global Plan reductions in force will result in annualized cost savings of approximately $30 million, primarily in cost of goods sold because a majority of those affected are manufacturing facility employees; our expectation that the 2009 U.S. Plan will be completed in 2011; our expectation that approximately 540 employees will be affected by the 2009 U.S. Plan and severance charges related to employee termination for the 2009 U.S. Plan will amount to approximately $21.0 million; our anticipation of charges of approximately $30.1 million for other related move costs and contract terminations associated with the closings which will be expensed as incurred until the final production date in the respective U.S. facilities; our estimation that the facility closings will result in annualized savings beginning in the third quarter of 2010 of approximately $10 million, rising to approximately $55 million beginning in the second quarter of 2011; our expectation that other than one planned remittance of undistributed earnings, we will not have any other remittances from any other foreign subsidiaries; our belief that it is more likely than not, with our projections of future taxable income, that we will generate sufficient taxable income to realize the benefits of the net deferred assets (which have not been offset by a valuation allowance) at June 30, 2010; our belief that that, based on our current cash, cash equivalents and investment balances of approximately $774.6 million at June 30, 2010, our expected operating cash flows and our $250 million Corporate Credit Facility, we have the financial resources needed to meet business requirements for at least the next 12 months, including capital expenditures and working capital requirements; our expectation that working capital for solar projects will be sourced from corporate cash and investments or current or future financing arrangements; our expectation that completed solar energy systems will either be sold or financed by system specific non-recourse debt or sale-leaseback, thus replenishing the working capital used during construction; our belief that the First Reserve entity could provide for the development and acquisition of up to $1.5 billion in current and future SunEdison solar photovoltaic energy projects; that the First Reserve parties’ equity commitments, when combined with contemplated additional debt financing, are expected to fund the acquisition of solar assets developed by SunEdison with an enterprise value of $825 million; our belief that the First Reserve parties intend to arrange for project debt financing for the selected projects; our expectation that there is a potential to scale up to $1.5 billion in solar power projects with the inclusion of up to an additional $150 million in equity and related project debt financing; our belief that solar photovoltaic energy projects are planned to be sold to the First Reserve Partnership will be accepted by the entity; and our expectation that the three contracts executed to sell projects to the First Reserve Partnership will be completed in the third quarter of 2010. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include concentrated project development risks related to large scale solar projects; market demand for our products and services; changes in the pricing environment for silicon wafers and polysilicon, as well as solar power systems; changes to accounting interpretations or accounting rules; the availability and size of government and economic incentives to adopt solar power, including tax policy and credits and renewable portfolio standards; the availability of attractive project finance and other capital for SunEdison projects; existing or new regulations and policies governing the electric utility industry; the availability of acceptable additional equity investors for our First Reserve entity; the timely availability of required permits and authorizations for projects from governmental entities and third parties; dependence on single and limited source suppliers; utilization of our manufacturing volume and capacity; the terms of any potential future amendments to our long-term agreements with our solar wafer customers; general economic conditions, including the ability of our customers to pay their debts as they become due; our ability to realize the benefits of announced closing and restructurings; our ability to maintain future growth; failure of third-party subcontractors to construct and install our solar energy systems; customer acceptance of our new products; the impact of competitive products and technologies; inventory levels of our customers; supply chain difficulties or problems; interruption of production; outcome of pending and future litigation matters; good working order of our manufacturing facilities; our ability to reduce manufacturing and operating costs; assumptions underlying management’s financial estimates; delays in capacity expansion and the restructuring of our manufacturing operations across different plants; actions by competitors, customers and suppliers; changes in the retail industry; changes in federal or state laws governing utilities; damage to our brand; the integration of the SunEdison acquisition, the Solaicx acquisition and future acquisitions; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in foreign economic and political conditions; changes in the composition of worldwide taxable income; changes in technology; the impact of competitive products and technologies; changes in interest and currency exchange rates and other risks described in the company’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2009 and quarterly report on Form 10-Q for the quarter ended March 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in MEMC’s internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, MEMC’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors discussed under “Cautionary Statements Regarding Forward Looking Statements” above and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009 and our quarterly report on Form 10-Q for the period ended March 31, 2010. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Since 2007, our Board of Directors had in place a share repurchase program. There were no repurchases during the second quarter of 2010.

Item 6.	Exhibits.

Exhibit Number	Description
3-(i)	Restated Certificate of Incorporation of MEMC (incorporated by reference to Exhibit 3-a of MEMC’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of MEMC as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of MEMC’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of MEMC as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of MEMC’s Form 10-Q for the Quarter ended September 30, 2002)

3(ii)	Restated By-laws of MEMC (Incorporated by reference to Exhibit 3.1 of MEMC’s Form 8-K filed on February 25, 2010)

10.68*†	Agreement and Plan of Merger, by and among MEMC, Solaicx, Shareholder Representative Services LLC, as the representative of the securityholders of Solaicx, and Oscar Acquisition Sub, Inc. dated as of May 21, 2010

10.69*†	Framework Agreement, by and among Sun Edison LLC, FREI Sun Holdings (Cayman) Ltd., FREI Sun Holdings (US) LLC, and the two entities created by the Agreement, SunEdison Reserve US, L.P., and SunEdison Reserve International, L.P. dated as of May 21, 2010

10.70	First Amendment to Credit Agreement dated as of June 29, 2010, among MEMC, Bank of America, N.A., as administrative agent, and the various lenders signatory thereto

31.1	Certification by the Chief Executive Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of MEMC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Certain appendices, exhibits and/or similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted appendix, exhibit or similar attachment to the SEC upon request.
†	Confidential treatment of certain portions of these documents have been requested.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

/S/ TIMOTHY C. OLIVER
August 9, 2010	Name:	Timothy C. Oliver
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description
10.68*†	Agreement and Plan of Merger, by and among MEMC, Solaicx, Shareholder Representative Services LLC, as the representative of the securityholders of Solaicx, and Oscar Acquisition Sub, Inc. dated as of May 21, 2010

10.69*†	Framework Agreement, by and among Sun Edison LLC, FREI Sun Holdings (Cayman) Ltd., FREI Sun Holdings (US) LLC, and the two entities created by the Agreement, SunEdison Reserve US, L.P., and SunEdison Reserve International, L.P. dated as of May 21, 2010

10.70	First Amendment to Credit Agreement dated as of June 29, 2010, among MEMC, Bank of America, N.A., as administrative agent, and the various lenders signatory thereto

31.1	Certification by the Chief Executive Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of MEMC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Certain appendices, exhibits and/or similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted appendix, exhibit or similar attachment to the SEC upon request.
†	Confidential treatment of certain portions of these documents have been requested.