Form 10-Q
period 2010-09-30
MEMC ELECTRONIC MATERIALS INC
filed 2010-11-09
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at October 28, 2010 was 227,428,482.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net sales	$503.1	$310.0	$1,389.1	$806.9
Cost of goods sold	418.2	289.5	1,168.0	731.8

Gross profit	84.9	20.5	221.1	75.1
Operating expenses:
Marketing and administration	59.4	37.2	194.2	109.5
Research and development	14.0	10.3	36.6	29.8
Restructuring and impairment charges	1.6	39.7	4.3	52.0
Insurance recovery	—	—	(11.9)	—

Operating income (loss)	9.9	(66.7)	(2.1)	(116.2)

Non-operating expense (income):
Interest expense	5.1	0.4	23.2	0.9
Interest income	(0.7)	(4.9)	(4.8)	(22.4)
(Increase) decline in fair value of warrant	(0.2)	6.3	11.9	(3.7)
Other, net	0.8	0.2	(5.6)	2.2

Total non-operating expense (income)	5.0	2.0	24.7	(23.0)

Income (loss) before income tax benefit and equity in earnings of joint venture	4.9	(68.7)	(26.8)	(93.2)
Income tax benefit	(13.6)	(6.3)	(44.3)	(34.9)

Income (loss) before equity in earnings of joint venture	18.5	(62.4)	17.5	(58.3)
Equity in earnings of joint venture, net of tax	(0.1)	(2.5)	7.2	(5.8)

Net income (loss)	18.4	(64.9)	24.7	(64.1)
Net (income) loss attributable to noncontrolling interests	(0.8)	0.3	(2.9)	2.9

Net income (loss) attributable to MEMC stockholders	$17.6	$(64.6)	$21.8	$(61.2)

Basic income (loss) per share	$0.08	$(0.29)	$0.10	$(0.27)
Diluted income (loss) per share	$0.08	$(0.29)	$0.10	$(0.27)
Weighted-average shares used in computing basic income per share	226.8	223.6	226.8	223.6
Weighted-average shares used in computing diluted income per share	227.6	223.6	227.8	223.6

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$588.1	$632.7
Restricted cash	47.6	37.4
Short-term investments	8.0	85.9
Accounts receivable, less allowance for doubtful accounts of $10.8 and $10.0 in 2010 and 2009, respectively	251.9	173.3
Semiconductor and Solar Materials inventories	145.9	140.5
Solar energy system inventories	121.6	20.3
Solar energy system inventories – consolidated variable interest entities	158.9	—
Income taxes receivable	14.6	72.5
Prepaid, deposits and other current assets	214.4	87.0

Total current assets	1,551.0	1,249.6
Investments	80.8	297.6
Property, plant and equipment, net:
Semiconductor and Solar Materials, net of accumulated depreciation of $641.3 and $550.6 in 2010 and 2009, respectively	1,356.1	1,115.9
Solar energy systems, net of accumulated depreciation of $8.4 and $0.8 in 2010 and 2009, respectively	399.0	299.0
Solar energy systems, net of accumulated depreciation of $1.4 and $0.3 in 2010 and 2009, respectively – consolidated variable interest entities	115.3	45.8
Deferred tax assets, net	135.2	95.3
Customer warrant	7.3	19.2
Restricted cash	21.7	21.0
Other assets	133.5	91.1
Goodwill	342.2	285.3
Intangible assets, net	61.3	46.7

Total assets	$4,203.4	$3,566.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Short-term debt and current portion of long-term debt and capital lease obligations	$55.5	$5.4
Current portion of solar energy system financing and capital lease obligations	23.7	24.6
Current portion of solar energy system financing and capital lease obligations – consolidated variable interest entities	32.8	2.2
Accounts payable	543.0	219.3
Accrued liabilities	105.1	106.8
Contingent consideration related to acquisitions of SunEdison and Solaicx	109.2	—
Accrued wages and salaries	43.0	39.2
Customer deposits	67.3	83.6
Income taxes payable	19.1	28.0

Total current liabilities	998.7	509.1
Long-term debt and capital lease obligations, less current portion	25.8	25.2
Long-term solar energy system financing and capital lease obligations, less current portion	365.5	302.5
Long-term solar energy system financing and capital lease obligations, less current portion – consolidated variable interest entities	100.8	56.7
Pension and post-employment liabilities	48.0	46.6
Deferred revenue for solar energy systems	81.5	3.3
Semiconductor and Solar Materials deferred revenue	117.5	106.3
Other liabilities	180.7	310.0

Total liabilities	1,918.5	1,359.7

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding at 2010 and 2009	—	—
Common stock, $.01 par value, 300.0 shares authorized, 237.2 shares issued at 2010 and 2009	2.4	2.4
Additional paid-in capital	545.3	507.4
Retained earnings	2,101.0	2,079.1
Accumulated other comprehensive income	38.6	33.0
Treasury stock, 9.8 shares in 2010 and 2009, respectively	(453.7)	(453.3)

Total MEMC stockholders’ equity	2,233.6	2,168.6
Noncontrolling interests	51.3	38.2

Total stockholders’ equity	2,284.9	2,206.8

Total liabilities and stockholders’ equity	$4,203.4	$3,566.5

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income (loss)	$24.7	$(64.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	119.6	89.6
Stock-based compensation	39.1	26.6
Impairment charges	—	24.6
Decline (increase) in fair value of warrant	11.9	(3.7)
Change in accounts receivable	(76.4)	6.2
Changes in income taxes receivable and payable	13.9	(11.7)
Change in solar energy system inventories	(262.4)	—
Change in accounts payable	208.5	9.9
Deferred revenue for solar energy systems	74.5	—
Working capital and other	(92.4)	(63.8)

Net cash provided by operating activities	61.0	13.6

Cash flows from investing activities:
Proceeds from sale and maturities of investments	185.0	131.8
Purchases of available for sale investments	—	(10.9)
Cash paid for acquisition, net of cash acquired	(73.5)	—
Purchases of cost and equity method investments	(16.8)	(71.0)
Proceeds from return of equity method investment	77.6	—
Capital expenditures	(236.9)	(151.8)
Construction of solar energy systems	(178.6)	—
Restricted cash	(8.7)	—
Payments to vendors for refundable deposits on long-term agreements	(68.0)	—
Cash received from net investment hedges	17.7	—
Other	2.8	0.1

Net cash used in investing activities	(299.4)	(101.8)

Cash flows from financing activities:
Repayments of customer deposits related to long-term supply agreements	(28.8)	(90.2)
Principal payments on long-term debt	(3.0)	(3.2)
Proceeds from financing obligations	50.0	—
Proceeds from solar energy system financing and capital lease obligations	191.8	—
Repayments of solar energy system financing and capital lease obligations	(18.7)	—
Excess tax benefits from stock-based compensation arrangements	—	0.3
Common stock repurchased	(0.3)	(15.8)
Proceeds from issuance of common stock	—	0.6
Proceeds from noncontrolling interests	10.0	—
Debt financing fees	(9.1)	—

Net cash provided by (used in) financing activities	191.9	(108.3)

Effect of exchange rate changes on cash and cash equivalents	1.9	0.4

Net decrease in cash and cash equivalents	(44.6)	(196.1)
Cash and cash equivalents at beginning of period	632.7	988.3

Cash and cash equivalents at end of period	$588.1	$792.2

Supplemental schedule of non-cash financing activity:
Debt transferred to and assumed by buyer upon sale of solar energy systems	$43.3	$—

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (“MEMC”), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. MEMC has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission’s (“SEC”) requirements of Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the fiscal year ended December 31, 2009, which contains MEMC’s audited financial statements for such year. Operating results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

In preparing our financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for investments, depreciation, amortization, leases, accrued liabilities including warranties, employee benefits, derivatives, stock based compensation, income taxes, solar energy system installation and related costs, percentage-of-completion on long-term construction contracts, the fair value of assets and liabilities recorded in connection with business combinations, goodwill and asset valuation allowances among others. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, our future results of operations would be affected.

On November 20, 2009, we completed the acquisition of Sun Edison LLC (“SunEdison”), a solar energy services provider that integrates the design, installation, monitoring and financing of solar energy systems in order to provide a comprehensive solar energy services solution. As of September 30, 2010, we completed the accounting for this acquisition and consider the measurement period closed. Until the acquisition of SunEdison, MEMC was engaged in one reportable industry segment—the design, manufacture and sale of silicon wafers—which was conducted as our Materials Business. From the time of the SunEdison acquisition until the end of 2009, MEMC was engaged in two reportable segments, Materials Business and Solar Energy Business (d/b/a SunEdison). Effective January 1, 2010, we are now engaged in three reportable segments: Semiconductor Materials, Solar Materials (both include the historical operations of MEMC) and Solar Energy (consists solely of SunEdison).

On July 1, 2010, we completed the acquisition of Solaicx, a developer of a proprietary crystal growth manufacturing technology which yields low-cost, high-efficiency monocrystaline silicon wafers for the photovoltaic solar industry. Operating results of Solaicx since the date of acquisition are included in the Solar Materials segment. See Note 2 below for further discussion.

We have separately presented and reclassified for comparison purposes the corresponding prior year amounts for inventories, property, plant and equipment, current portion and long term portion of debt, and deferred revenue. In accordance with the presentation requirements for consolidated variable interest entities (“VIEs”), which we adopted on January 1, 2010, we have separately presented the material assets and liabilities of these VIEs on our Consolidated Balance Sheets. We discuss our adoption of the reporting requirements for consolidated VIEs in the new significant accounting policies below.

New Significant Accounting Policies

Revenue Recognition

Materials Businesses

Revenue is recognized in our Semiconductor Materials and Solar Materials business segments for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment for non-consignment orders. In the case of consignment orders, title passes when the customer pulls the product from the assigned storage facility or storage area or, if the customer does not pull the product within a contractually stated period of time (generally 60–90 days), at the end of that period, or when the customer otherwise agrees to take title to the product. Our wafers are generally made to customer specifications and we conduct rigorous quality control and testing procedures to ensure that the finished wafers meet the customer’s specifications before the product is shipped. We consider international shipping term definitions in our determination of when title passes. We defer revenue for multiple element arrangements based on an average fair value per unit for the total arrangement when we receive cash in excess of fair value. We also defer revenue when pricing is not fixed or determinable or other revenue recognition criteria is not met.

In connection with our long-term solar wafer supply agreements and subsequent amendments for our Solar Materials segment, we have received various equity instruments and other forms of additional consideration. In each case, we have recorded the estimated fair value of the additional consideration to long-term deferred revenue and will recognize the deferred revenue on a pro-rata basis as product is shipped over the life of the agreements.

Solar Energy Business (SunEdison)

Solar energy system sales involving real estate

We recognize revenue for solar energy system sales with the concurrent sale or the concurrent lease of the underlying land, whether explicit or implicit in the transaction in accordance with Accounting Standards Codification (“ASC”) 360-20, Real Estate Sales. For these transactions we evaluate the solar energy system to determine whether the equipment is integral equipment to the real estate; therefore, the entire transaction is in substance the sale of real estate and subject to revenue recognition under ASC 360-20. A solar energy system is determined to be integral equipment when the cost to remove the equipment from its existing location, ship, and reinstall at a new site, including any diminution in fair value, exceeds 10 percent of the fair value of the equipment at the time of original installation. For those transactions subject to ASC 360-20, we recognize revenue and profit using the full accrual method once the sale is consummated, the buyer’s initial and continuing investments are adequate to demonstrate its commitment to pay, our receivable is not subject to any future subordination, and we have transferred the usual risk and rewards of ownership to the buyer. If these criteria are met and we execute a sales agreement prior to the delivery of the solar energy system and have an original construction period of three months or longer, we recognize revenue and profit under the percentage of completion method of accounting applicable to real estate sales. For the three and nine months ended September 30, 2010, there were no revenue or profit recorded under this method. If the criteria for recognition under the full accrual method are met except that the buyer’s initial and continuing investment is less than the level determined to be adequate, then we will recognize revenue using the installment method. Under the installment method, we record revenue up to our costs incurred and apportion each cash receipt from the buyer between cost recovered and profit in the same ratio as total cost and total profit bear to the sales value.

If we retain some continuing involvement with the solar energy system and do not transfer substantially all of the risks and rewards of ownership, profit shall be recognized by a method determined by the nature and extent of our continuing involvement, provided the other criteria for the full accrual method are met. In certain cases, we may provide our customers guarantees of system performance or uptime for a limited period of time and our exposure to loss is contractually limited based on the terms of the applicable agreement. In accordance with real estate sales accounting guidance, the profit recognized is reduced by our maximum exposure to loss (and not necessarily our most probable exposure), until such time that the exposure no longer exists.

Other forms of continuing involvement that do not transfer substantially all of the risks and rewards of ownership preclude revenue recognition under real estate accounting and require us to account for any cash payments using the deposit method. Such forms of continuing involvement may include default remedies that provide SunEdison with the option or obligation to repurchase the solar energy system. Continuing involvement described above would include, but not be limited to, operation and maintenance agreements, power warranties and up-time guarantees. Under this method, deposits received from customers are reported as deferred revenue for solar energy systems on the consolidated balance sheets.

Solar energy system sales not involving real estate

We recognize revenue for solar energy system sales without the concurrent sale or the concurrent lease of the underlying land at the time a sale arrangement with a third party is executed, delivery has occurred and we have determined that the sales price is fixed or determinable and collectible. For transactions that involve a construction period of three months or longer, we recognize the revenue in accordance with ASC 605-35, Construction-Type and Production-Type Contracts, using the percentage of completion method, measured by expended labor hours to total estimated labor hours at completion for each transaction. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and travel costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recognized in full during the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenue, and are recognized in the period in which the revisions are determined. We have recognized revenue of $5.4 million and costs of $5.1 million on a percentage of completion basis year-to-date through September 30, 2010.

We often construct solar energy systems for which we do not have a fixed-price construction contract and, in certain instances, we may construct a system and retain ownership of the system. For these projects, we earn revenues associated with the energy generated by the solar energy system, capitalize the cost of construction to solar energy system property plant and equipment and depreciate the system over its estimated useful life. For solar energy systems under construction for which we intend to retain ownership and finance the system, we recognize all costs incurred as solar system construction-in-progress.

Sale with a leaseback

We are a party to master lease agreements that provide for the sale and simultaneous leaseback of certain solar energy systems constructed by us. We must determine the appropriate classification of the sale/leaseback on a project-by-project basis because the terms of the solar energy systems lease schedule may differ from the terms applicable to other solar energy systems. In addition, we must determine if the solar energy system is considered integral equipment to the real estate upon which it resides. We do not recognize revenue on the sales transactions for any sales with a leaseback. Instead, revenue is recognized through the sale of electricity and energy credits which are generated as energy is produced. The terms of the lease and whether the system is considered integral to the real estate upon which it resides may result in either one of the following sale/leaseback classifications:

Capital Lease Arrangements

Sale/capital leaseback classification occurs when the terms of the lease schedule for a solar energy system result in a capital lease classification. Generally, this classification occurs when the term of the lease is greater than 75% of the estimated economic life of the solar energy system. Under a capital lease, a capitalized leased asset and obligation is recorded at the present value of the minimum lease payments. Any gain on the sale is recorded as a reduction of the capitalized leased asset which is then recognized to cost of goods sold through reduced depreciation expense over the life of the asset. For the nine months ended September 30, 2010, there were no sales which resulted in this accounting.

Financing Arrangements

The financing method is applicable when we have determined that the assets under the lease are real estate. Generally, this occurs due to either a transfer of land or the transfer of a lease involving real estate and the leased equipment is integral equipment to the real estate. A sale/leaseback is classified as a financing sale/leaseback if we have concluded the leased assets are real estate, and we have an option to repurchase the assets under our master lease agreements, which would constitute continuing involvement.

Under a financing sale/leaseback we do not recognize any upfront profit because a sale is not recognized. The full amount of the financing proceeds is recorded as a liability and a portion of the lease payments are classified as interest expense. The payments to the lessor under the financing transaction for the minimum lease payments are considered interest expense and we expect to recognize a gain on the final payment of debt at the end of the lease term.

Operations and maintenance

Operations and maintenance revenue is billed and recognized as services are performed. Energy services revenue, generated by energy system rentals, is paid by the customer for the electricity generated. We also provide maintenance and monitoring services. Costs of these revenues are expensed in the period they are incurred.

Energy Credits and Incentives

For SunEdison-owned or capitalized solar energy systems in the U.S., we may receive incentives or subsidies from various state governmental jurisdictions in the form of renewable energy credits (“RECs”). In the State of California, we may also receive performance-based incentives (“PBIs”) from public utilities in connection with a program sponsored by the State of California. The Solar Energy segment recorded total PBI and REC revenue of $9.4 million and $20.8 million, respectively, in the three and nine months ended September 30, 2010. Both the RECs and PBIs are based on the actual level of output generated from the system. RECs are generated as our solar energy systems generate electricity. Typically, SunEdison enters into five to ten year binding contractual arrangements with utility companies or other investors who purchase RECs at fixed rates. REC revenue is recognized at the time SunEdison has transferred a REC pursuant to an executed contract relating to the sale of the RECs to a third party. For PBIs, production from SunEdison-operated systems is verified by an independent third party and, once verified, revenue is recognized based on the terms of the contract and the fulfillment of all revenue recognition criteria. There are no penalties in the event electricity is not produced for PBIs. However, if production does not occur on the systems for which we have sale contracts for our RECs, we may have to purchase RECs on the spot market or pay specified contractual damages. Historically, we have not had to purchase material amounts of RECs to fulfill our REC sales contracts.

Recording of a sale of RECs and receipt of PBIs under U.S. GAAP are accounted for under ASC 605, Revenue Recognition. There are no differences in the process and related revenue recognition between REC sales to utilities and non-utility customers. Revenue is recorded when all revenue recognition criteria are met, including: there is persuasive evidence an arrangement exists (typically through a contract), services have been rendered through the production of electricity, pricing is fixed and determinable under the contract and collectability is reasonably assured. For RECs, the revenue recognition criteria are met when the energy is produced and a REC is generated and transferred to a third party pursuant to a contract with that party fixing the price for the REC. For PBIs, revenue is recognized upon validation of the kilowatt hours produced from a third party metering company because the quantities to be billed to the utility are determined and agreed to at that time.

Variable Interest Entities

SunEdison’s business generally involves the formation of special purpose vehicles (referred to as “project companies”) to own the project assets, and execute agreements for the construction and maintenance of the assets, as well as power purchase agreements or feed in tariff agreements with a buyer who will purchase the electricity generated from the plant once it is operating. SunEdison may establish joint ventures with non-related parties to share in the risks and rewards associated with solar energy system development, which are facilitated through equity ownership of a project company. The project companies engage SunEdison to engineer, procure, and construct the solar power plant and may separately contract with SunEdison to perform predefined operational and maintenance services post construction. The Company evaluates the terms of those contracts as well as the joint venture agreements to determine if the entity is a variable interest entity, as well as if SunEdison is the primary beneficiary.

Effective January 1, 2010, we adopted new accounting, presentation, and disclosure requirements related to VIEs which did not impact our conclusion of the consolidation of our VIEs that were consolidated under the previous guidance. Accordingly, there was no impact to our financial position on the date of adoption. During 2010, we became investors in several new VIEs.

VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders, as a group, lack one or more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses, or (c) right to receive expected residual returns. VIEs must be evaluated quantitatively and qualitatively to determine the primary beneficiary, which is the reporting entity that has (1) the power to direct activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. A VIE should have only one primary beneficiary, but may not have a primary beneficiary if no party meets the criteria described above.

To determine a VIE’s primary beneficiary, an enterprise must perform a qualitative assessment to determine which party, if any, has the power and benefits. Therefore, an enterprise must identify which activities most significantly impact the VIE’s economic performance and determine whether it, or another party, has the power to direct those activities. When evaluating whether we are the primary beneficiary of a VIE, and must therefore consolidate the entity, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. If that evaluation is inconclusive as to which party absorbs a majority of the entity’s expected losses or residual returns, a quantitative analysis is performed to determine who the primary beneficiary is.

For our consolidated VIEs, we have presented separately on our Consolidated Balance Sheets, to the extent material, the assets of our consolidated VIEs that can only be used to settle specific obligations of the consolidated VIE, and the liabilities of our consolidated VIEs for which creditors do not have recourse to our general credit.

We are the primary beneficiary of nine VIEs that we consolidate, five of which existed as of December 31, 2009 and were consolidated by the Company under the previous guidance. The Company did not recognize any gain or loss on the initial consolidation of each VIE. See Note 15.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update included in ASC 860, Transfers and Servicing, which removes the concept of a qualifying special-purpose entity from previous guidance. This guidance also clarifies the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. It is effective for fiscal years beginning after November 15, 2009. This guidance was adopted on January 1, 2010 and did not have a material impact on MEMC’s financial position or results of operations.

In June 2009, the FASB issued an accounting standards update included in ASC 810, Consolidation, which amends previous guidance to require an analysis to determine whether a variable interest gives a company a controlling financial interest in a variable interest entity. An ongoing reassessment of financial responsibility is required, including interests in entities formed prior to the effective date of this guidance. This guidance also eliminates the quantitative approach previously required for determining whether a company is the primary beneficiary. It is effective for fiscal years beginning after November 15, 2009. This guidance was adopted on January 1, 2010 and did not have a material impact on MEMC’s financial position or results of operations.

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

In April 2010, the FASB issued Accounting Standards Update 2010-17 (“ASU 2010-17”), which updates the current guidance pertaining to the milestone method of revenue recognition included in ASC Topic 605. ASU 2010-17 will be effective for our annual reporting period beginning January 1, 2011. We do not expect the adoption of ASU 2010-17 to have a material impact on our consolidated results of operations and financial condition.

(2) Acquisition of Solaicx

On July 1, 2010, we completed the acquisition of 100% of the voting equity of Solaicx, which became a wholly owned subsidiary of MEMC. The preliminary purchase price for Solaicx was $101.7 million, including cash and additional contingent consideration. The contingent consideration consists of cash and MEMC common stock, as elected by certain Solaicx shareholders.

The preliminary purchase price is calculated as follows:

In Millions
Cash and payables	$75.7
Contingent consideration	26.0

Total preliminary purchase price including estimated contingent consideration	$101.7

Approximately $10.9 million of the cash consideration is currently held in escrow pursuant to the terms of the merger agreement and is reflected in goodwill. The contingent consideration is to be paid to the former Solaicx shareholders if certain operational criteria are met from July 1, 2010 through December 31, 2011. The amount payable is based on Solaicx achieving revenues of at least $60.0 million during such time period, up to a maximum revenue target of $71.8 million, with the payout on a linear basis between those two amounts. This would entitle the former Solaicx shareholders to up to an additional $27.6 million of a combination of cash and MEMC common stock. MEMC has estimated the acquisition date fair value of the contingent consideration at $26.0 million, which reflects a discount at a credit adjusted interest rate for the period of the contingency. That measure is based on significant inputs that are not observable in the market, which U.S. GAAP refers to as Level 3 inputs. Key assumptions include (i) a discount percentage and (ii) a probability adjusted level of revenue achieved by Solaicx during the period between July 1, 2010 and December 31, 2011. The fair value of the contingent consideration is classified as a short term liability because we expect to make the payout within the next 12 months. As of September 30, 2010, the amount recognized for the contingent consideration, the range of outcomes, and the assumptions used to develop the estimates have not changed since the date of the acquisition. Future revisions to the estimated fair value of the contingent consideration could be material and will be recorded to the statement of operations.

The primary factor which resulted in recognition of goodwill, as well as our primary reason for the acquisition of Solaicx, was that the acquisition would allow us to produce high efficiency solar wafers at competitive costs. All of the goodwill was assigned to the Solar Materials segment and no goodwill will be deductible for U.S. income tax purposes.

The table below represents a preliminary allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from Solaicx based on an estimate of the fair value at the acquisition date.

In Millions
Preliminary allocation of the purchase price:
Cash and cash equivalents	$2.2
Other current assets	11.6
Property, plant and equipment, net	30.0
Goodwill	56.4
Intangible assets	21.0
Other noncurrent assets	0.4
Current liabilities	(12.2)
Long-term debt and capital leases (excluding current portion)	(1.3)
Other long-term liabilities	(6.4)

Total preliminary purchase price	$101.7

Acquisition related costs of $1.8 million was included in marketing and administration expense for the three and nine month periods ended September 30, 2010, respectively. The amount of Solaicx’s loss included in the consolidated statement of operations for the three and nine month periods ended September 30, 2010 was $4.5 million. The amount of Solaicx’s revenue included in the consolidated statement of operations for the same periods was not material. See a description of intangible assets in Note 10.

Upon acquisition, Solaicx had net operating losses that will be realizable on MEMC’s consolidated U.S. tax return, subject to annual Internal Revenue Code Section 382 limitations. These net operating loss carry forwards will only be partially utilized within the 20 year carry over period if sufficient taxable income exists to realize the deferred tax asset. At September 30, 2010, we have deferred tax assets attributable to these Solaicx net operating loss carry forwards of $23.8 million and a corresponding valuation allowance of $19.4 million, reducing the net deferred tax asset for net operating losses to $4.4 million.

As of September 30, 2010, management has not completed the purchase accounting valuation for this transaction due to the ongoing review of the assumptions, methodologies and calculations of the fair value of certain assets and liabilities including, but not limited to, inventory, fixed assets, intangible assets, deferred taxes and resulting goodwill.

The following table reflects the pro forma operating results of MEMC for the three and nine month periods ended September 30, 2010 and 2009, respectively, as if the Solaicx acquisition had been completed as of the beginning of each respective period.

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
In Millions, except per share amounts
Net sales	$503.1	$310.6	$1,393.4	$810.6
Net income (loss) attributable to MEMC stockholders	$17.6	$(70.7)	$14.8	$(75.5)
Basic income (loss) per share	$0.08	$(0.32)	$0.07	$(0.34)
Diluted income (loss) per share	$0.08	$(0.32)	$0.06	$(0.34)

(3) Restructuring Charges

In order to better align manufacturing capabilities to projected demand, MEMC committed to workforce reductions during the first and second quarters of 2009 (the “2009 Global Plan”). In September 2009, MEMC committed to actions to reduce manufacturing costs by shifting manufacturing from our St. Peters, Missouri and Sherman, Texas facilities to other locations which are closer to a number of MEMC’s customers in the Asia Pacific region (the “2009 U.S. Plan”). MEMC has paid severance benefits to those terminated under the 2009 Global Plan and will provide severance benefits to those employees who will be terminated under the 2009 U.S. Plan. The 2009 Global Plan was completed by June 30, 2009. We expect the 2009 U.S. Plan to be completed in the first quarter of 2012.

In the three and nine months ended September 30, 2010, we recorded restructuring expenses of $1.6 million and $4.3 million, respectively, primarily for employee benefits and equipment moving costs related to the 2009 U.S. Plan. In the three and nine months ended September 30, 2009, we recorded restructuring expenses of $15.1 million and $27.4 million, respectively, related to termination benefits under both plans, including $0.4 million of outplacement costs and a $0.3 million expense for one of our defined benefit pension plans. The majority of our restructuring costs were recorded in the Semiconductor Materials segment.

Details of expenses related to the 2009 U.S. Plan are set out in the following table:

	Accrued, December 31, 2009	Year-to-Date Restructuring Charges	Cash Payments	Accrued, September 30, 2010	As of September 30, 2010
					Cumulative Costs Incurred	Total Costs Expected to be Incurred
In millions

2009 U.S. Plan

Severance and other employee benefits	$15.2	$1.6	$(1.0)	$15.8	$17.7	$20.0
Asset move costs	—	2.2	(2.2)	—	2.2	20.3
Contract termination	—	—	—	—	—	5.8
Infrastructure costs	—	—	—	—	—	4.0
Outplacement costs	—	0.5	—	0.5	0.5	1.0

Total	$15.2	$4.3	$(3.2)	$16.3	$20.4	$51.1

(4) Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of September 30, 2010				As of December 31, 2009
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$—	$40.8	$—	$40.8	$110.8	$93.3	$11.6	$215.7
Trading investments	—	—	—	—	—	—	38.4	38.4
Auction rate securities right	—	—	—	—	—	—	2.0	2.0
Suntech warrant	—	—	7.3	7.3	—	—	19.2	19.2
Interest rate swaps and options thereon	—	(4.4)	—	(4.4)	—	0.8	—	0.8
Currency forward contracts	6.4	—	—	6.4	(3.3)	—	—	(3.3)
Contingent consideration related to acquisitions of SunEdison and Solaicx	—	—	(109.2)	(109.2)	—	—	(77.4)	(77.4)

	$6.4	$36.4	$(101.9)	$(59.1)	$107.5	$94.1	$(6.2)	$195.4

The carrying amount of our outstanding long-term debt at September 30, 2010 and December 31, 2009 was $392.5 million and $273.5 million, respectively. The estimated fair value of that debt was $390.6 million and $272.3 million, respectively, at September 30, 2010 and December 31, 2009.

The fair value of our currency forward contracts is measured by the amount that would have been received or paid to liquidate and repurchase all open contracts and was a receivable of $6.4 million and a payable of $3.3 million at September 30, 2010 and December 31, 2009, respectively. See Note 5 for additional information pertaining to our derivative and hedging instruments.

There were no transfers into or out of Level 1 and Level 2 available-for-sale assets during the nine months ended September 30, 2010 other than sales of $110.8 million and $52.5 million, respectively. The following table summarizes changes in Level 3 assets measured at fair value on a recurring basis for the nine months ended September 30, 2009 and 2010:

		Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Available–for- Sale Investments	Trading Investments	Auction Rate Securities Right	Suntech Warrant	Contingent consideration related to acquisitions of SunEdison and Solaicx	Total
Balance at December 31, 2008	$22.8	$44.1	$6.2	$13.8	$—	$86.9
Total unrealized gains (losses):
Included in earnings(1)	(2.3)	5.0	(4.1)	3.7	—	2.3
Included in other comprehensive income, net	(7.9)	—	—	—	—	(7.9)
Sales, redemptions and maturities	(9.6)	(7.4)	—	—	—	(17.0)
Transfers in to Level 3, net	9.0	—	—	—	—	9.0

Balance at September 30, 2009	$12.0	$41.7	$2.1	$17.5	$—	$73.3

Balance at December 31, 2009	$11.6	$38.4	$2.0	$19.2	$(77.4)	$(6.2)
Total unrealized gains (losses):
Included in earnings(1)	—	0.5	(1.8)	(11.9)	(5.8)	(19.0)
Included in other comprehensive income, net	0.2	—	—	—	—	0.2
Purchases, sales, redemptions and maturities	(9.2)	(38.9)	(0.2)	—	(26.0)	(74.3)
Transfers out of Level 3, net	(2.6)	—	—	—	—	(2.6)

Balance at September 30, 2010	$—	$—	$—	$7.3	$(109.2)	$(101.9)

The amount of total losses for the nine months ended September 30, 2010 included in earnings attributable to the change in unrealized gains losses relating to assets still held at September 30, 2010	$—	$—	$—	$(11.9)	$(5.8)	$(17.7)

(1)

Amounts included in earnings are recorded to non-operating expense (income) in the consolidated statements of operations, except for the amount included in earnings for the contingent consideration related to the acquisition of SunEdison, which changes to the fair value was recorded to operating income (loss) in the consolidated statement of operations.

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

(5) Derivatives and Hedging Instruments

MEMC’s derivatives and hedging activities consist of:

		Assets (Liabilities or Equity) Fair Value
In millions	Balance Sheet Location	As of September 30, 2010	As of December 31, 2009
Derivatives designated as hedging:
Interest rate swaps	Accrued liabilities	$(8.6)	$(1.2)
Interest rate swaps	Prepaid and other current assets	$—	$2.0
Interest rate swaps	Accumulated other comprehensive income	$(6.6)	$(1.8)
Net investment hedge	Prepaid and other current assets	$—	$3.6
Net investment hedge	Accumulated other comprehensive income	$—	$(3.6)
Currency forward contracts	Prepaid and other current assets	$6.4	$—
Currency forward contracts	Accumulated other comprehensive income	$(6.4)	$—

Derivatives not designated as hedging:
Suntech warrant	Customer warrant	$7.3	$19.2
Swaption (1)	Prepaid and other current assets	$4.2	$—
Currency forward contracts	Prepaid and other current assets	$1.8	$0.8
Currency forward contracts	Accrued liabilities	$(1.8)	$(4.1)

(1) Represents an option to enter into an interest rate swap agreement in the future.

		(Gains) Losses
		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	Statement of Operations Location	2010	2009	2010	2009
Derivatives designated as hedging:

Net investment hedge	Other, net	$—	$—	$(16.9)	$—

Derivatives not designated as hedging:

Suntech warrant	(Increase) decrease in fair value of warrant	$(0.2)	$6.3	$11.9	$(3.7)
Currency forward contracts	Other, net	$1.4	$4.6	$(2.4)	$6.9

To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. As of September 30, 2010 and December 31, 2009, these currency forward contracts had net notional amounts of $82.9 million and $113.9 million respectively. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to MEMC. A substantial portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen, and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts.

In addition to the currency forward contracts purchased to hedge transactional currency risks, we have entered into currency forward contracts to hedge cash flow risks associated with future purchases of raw materials denominated in Euros. Our cash flow hedges are designed to protect against the variability in foreign currency rates between the Euro and U.S. Dollars. We will hedge the foreign currency exposure through the second quarter of 2012 when the final payment is expected be made. The cash flow hedges are accounted for using hedge accounting. The notional amount of the currency forward contracts designated and accounted for as cash flow hedges as of September 30, 2010 was $87.5 million. At September 30, 2010, we had $6.4 million in accumulated other comprehensive income, which represents the fair value of the effective portion of our cash flow hedges for currency forward contracts. After the raw materials have been moved to finished goods and sold to external customers the gain or loss on the hedge will be recognized into cost of goods sold. Based on the fair value of $6.4 million at September 30, 2010, we expect $3.6 million to be reclassified into cost of goods sold within the next twelve months for our currency forward contracts designated as effective cash flow hedges. No ineffectiveness was recognized in 2010.

We are party to five interest rate swap instruments with notional amounts totaling approximately $105.2 million at September 30, 2010 that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the swap agreements, MEMC pays the fixed rate and the financial institution counterparties to the agreements pay MEMC a floating interest rate. The estimated fair value recorded to the balance sheet as provided in the table above is an estimate of the net amount that MEMC would pay on September 30, 2010, if the agreements were transferred to other third parties or cancelled by MEMC. The effective portion of these hedges during the three and nine months ended September 30, 2010 was recorded to accumulated other comprehensive income. No ineffectiveness was recognized in 2010.

On September 30, 2010, one of our consolidated project company VIEs became a party to a swaption contract to lock in the interest rate of future debt of 239.2 million Euros (notional amount) as part of the Rovigo Plant transaction, further discussed in Note 16, and MEMC agreed to reimburse the project company for the cost of such swaption. The swaption, with a notional amount equal to the future debt, had a fair value of $4.2 million at September 30, 2010. The swaption was purchased by the project company to reduce exposure to interest rate fluctuations through December 31, 2010 when the swaption expires. Subsequent to the initial investment, the swaption contract will be marked to market and any changes in the fair value will be recorded to our statement of operations.

Our unconsolidated joint venture with Q-Cells SE (“Q-Cells”) is a Euro functional currency entity accounted for under the equity method, in which we invested 72.5 million Euros (approximately $100 million) in 2009. In order to manage the changes in foreign currency and any resulting gain or loss associated with this investment, MEMC entered into a Euro currency forward contract for 70.0 million Euros. We received 63.5 million Euros (approximately $77 million) of our investment in the second quarter of 2010 and at the same time reduced our net investment hedge to the remaining equity investment balance. During the second quarter of 2010, we recognized a gain of $16.9 million on this hedge and at the same time recognized a foreign currency loss on our investment of $14.0 million. Both amounts were recorded in Other, net on our statement of operations. The remaining fair value of the effective portion of this hedge as of September 30, 2010 was recorded to net translation adjustment in accumulated other comprehensive income. No ineffectiveness was recognized in 2010.

The Suntech warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of Suntech, a customer, which warrant was received at the time that MEMC signed a long-term supply agreement with Suntech. The Suntech warrant exposes MEMC to equity price risk.

(6) Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended September 30,			Nine Months Ended September 30,
In millions	2010	2009		2010	2009
Net income (loss)	$18.4	$(64.9)		$24.7	$(64.1)
Other comprehensive income, net of tax:
Net translation adjustment	60.4	25.2		9.8	10.8
Net unrealized gain (loss) on available-for-sale securities	2.6	23.4		(3.2)	50.4
Hedging instruments	4.0	—		(0.2)	—

Other comprehensive income, net of tax	67.0	48.6		6.4	61.2

Total comprehensive income (loss)	85.4	(16.3)		31.1	(2.9)
Net (income) loss attributable to noncontrolling interests	(0.8)	0.3		(2.9)	2.9
Net translation adjustment attributable to noncontrolling interests	(2.6)	(1.5	) )	(0.8)	1.9

Comprehensive income (loss) attributable to MEMC stockholders	$82.0	$(17.5)		$27.4	$1.9

(7) Earnings Per Share

For the three month periods ended September 30, 2010 and 2009, basic and diluted earnings per share (“EPS”) were calculated as follows:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income (loss) attributable to MEMC stockholders	$17.6	$17.6	$(64.6)	$(64.6)

EPS denominator:
Weighted average shares outstanding	226.8	226.8	223.6	223.6
Stock options and restricted stock units	—	0.8	—	—

Total shares	226.8	227.6	223.6	223.6

Earnings (loss) per share	$0.08	$0.08	$(0.29)	$(0.29)

For the nine month periods ended September 30, 2010 and 2009, basic and diluted earnings per share were calculated as follows:

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
In millions, except per share data	Basic	Diluted	Basic	Diluted
EPS numerator:
Net income (loss) attributable to MEMC stockholders	$21.8	$21.8	$(61.2)	$(61.2)

EPS denominator:
Weighted average shares outstanding	226.8	226.8	223.6	223.6
Stock options and restricted stock units	—	1.0	—	—

Total shares	226.8	227.8	223.6	223.6

Earnings (loss) per share	$0.10	$0.10	$(0.27)	$(0.27)

In connection with the acquisition of SunEdison in November 2009, MEMC agreed to pay additional consideration to the former SunEdison unit holders if certain operational criteria are met from January 1, 2010 through December 31, 2010. In order for the full contingent consideration to be paid, the surviving SunEdison entity would have to install 150 megawatts of solar photovoltaic projects in 2010 and achieve certain profitability thresholds. This would entitle the former SunEdison unit holders to an additional $89.0 million of consideration in a combination of cash and MEMC common stock. If SunEdison completes less than 80 megawatts of solar photovoltaic projects, no contingent consideration will be paid. If 80 megawatts or more are completed and certain profitability thresholds are achieved, the SunEdison unit holders will receive between $25.0 million and $89.0 million of cash and MEMC common stock, based on the terms of the acquisition agreement. As of September 30, 2010, we have accrued approximately $83.2 million based on the estimated fair value of this contingency. Future revisions to the estimated fair value of the contingent consideration could be material and will be recorded to the statement of operations.

Approximately $6.9 million of the initial stock consideration due to SunEdison’s former unit holders is currently held in escrow pursuant to the terms of the acquisition agreement.

In connection with the acquisition of Solaicx in July 2010, MEMC agreed to pay additional consideration to the former Solaicx share holders if certain operational criteria are met from July 1, 2010 through December 31, 2011. The amount payable is based on Solaicx achieving revenues of at least $60.0 million during such time period, up to a maximum target of $71.8 million, with the payout on a linear basis between those two amounts. This would entitle the former Solaicx shareholders to up to an additional $27.6 million of a combination of cash and MEMC common stock as elected by certain Solaicx shareholders. As of September 30, 2010, we have accrued $26.0 million based on the estimated fair value of this contingency. See Note 2 for a further discussion of this acquisition.

For the three and nine months ended September 30, 2010, 13.9 million and 12.5 million, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because their effect was antidilutive. For the three and nine months ended September 30, 2009, all options to purchase MEMC stock and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the periods.

(8) Semiconductor and Solar Materials Inventories and Solar Energy System Inventories (including consolidated VIEs)

Inventories and solar energy system inventories consist of the following:

In millions	As of September 30, 2010	As of December 31, 2009
Raw materials and supplies	$51.4	$47.2
Goods and work in process	326.1	55.4

Finished goods	48.9	58.2

	$426.4	$160.8

SunEdison inventories, including consolidated VIEs, of $280.5 million and $20.3 million at September 30, 2010 and December 31, 2009, respectively, consist of raw materials and supplies, work in process and finished goods related to the construction of solar energy systems intended for sale. In the event a solar energy system is not sold and will be held and used in the foreseeable future, it will be capitalized to property, plant and equipment.

(9) Investments

Equity Method Investments

Joint Venture with Q-Cells

Our unconsolidated joint venture with Q-Cells is a Euro functional currency entity accounted for under the equity method, in which we invested 72.5 million Euros (approximately $100 million) in 2009. In the fourth quarter of 2009, the joint venture completed the construction of a solar power plant and executed a contract to sell it to a third party. This contract resulted in the joint venture recognizing an impairment on the plant assets. MEMC’s share of the impairment was approximately $3.0 million in the fourth quarter of 2009, with an additional $1.5 million recognized in the first quarter of 2010, when concessions were made to the pre-negotiated sales price. Also in the first quarter of 2010, MEMC recognized its pro rata share of the net profit previously deferred for solar wafers sold to Q-Cells International of $8.8 million, which was recorded in the statement of operations as equity in earnings of joint venture, net of tax. In the second quarter of 2010, MEMC received approximately $77 million in cash from the joint venture related to the sale of the power plant and the return of our capital. As of September 30, 2010 we have a balance of $7.9 million, net of cash received and foreign currency translation adjustments. MEMC has classified this joint venture as current because MEMC expects the remaining proceeds from the sale of the solar power plant to be returned to the joint venture parties within the next twelve months.

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

Solar photovoltaic energy projects are planned to be sold to the First Reserve Partnership based on acceptance by the entity. In addition, SunEdison may enter into separate operations and maintenance agreements with the entity related to the projects. SunEdison has invested $7.1 million in the entity as of September 30, 2010.

SunEdison has executed four photovoltaic solar energy system project sales agreements with the First Reserve Partnership, including the executed agreement to sell the Rovigo project, as discussed further in Note 16, for a total contract value of approximately 289 million Euros (approximately $393 million at the September 30, 2010 exchange rates). As of September 30, 2010, we have received milestone payments of approximately 52.1 million Euros (approximately $71 million at the September 30, 2010 exchange rates), with the remaining balance due at interconnection. SunEdison has determined that these four projects for which we have executed agreements to sell to the First Reserve Partnership are in substance the sale of real estate and subject to ASC 360-20. SunEdison has not yet met all criteria necessary to recognize revenue for these projects and accounts for the transactions using the deposit method, such that milestone payments received are recorded to deferred revenue for solar energy systems. At the point that revenue is recognized the Company will eliminate profit on these sales for our 9.9% ownership interest in the First Reserve Partnership through charging cost of goods sold and reducing our equity method investment.

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

MEMC’s ownership of the joint venture is 49.82% and Jiangsu Huantai Group Co. Ltd Co. will own 50.18%. MEMC contributed $10.0 million to the venture in the second quarter of 2010. The agreement requires each party to contribute a total of approximately $40.0 million within two years following the contract date, the timing of which is to be decided by the board of directors of the joint venture at a later date. During the third quarter of 2010, MEMC provided $20.0 million cash in the form of a note payable to the joint venture.

Investments Recorded at Fair Value

Short- and long-term investments measured and recorded at fair value on a recurring basis consist of the following:

In millions	Cost	Gross Unrealized Gains/(Losses) and Other-than- temporary Impairments Recorded in Earnings(1)	Other-than- temporary Impairments in Accumulated Other Comprehensive Income (Loss)(2)	Unrealized Gains/(Losses) in Other Comprehensive Income	Fair Value	Fair Value of Investments in Unrealized Loss Positions with no Recognized Losses	Unrealized Losses on Investments in Unrealized Loss Positions with no Recognized Losses
							Greater than twelve months	Less than twelve months

As of December 31, 2009:
Trading securities:
Auction rate securities	$40.5	$(2.1)	$—	$—	$38.4	$—	$—	$—
Available-for-sale securities:
Fixed income funds	97.5	7.7	—	5.6	110.8	—	—	—
Corporate debt securities	33.1	(9.7)	1.2	(1.6)	23.0	9.4	(1.6)	—
Asset-backed securities	19.2	(2.2)	0.1	(0.2)	16.9	16.7	(0.2)	—
Mortgage-backed securities	30.8	(4.6)	(1.6)	(0.5)	24.1	20.9	(0.5)	—
Equity investment securities	12.4	—	—	28.6	41.0	—	—	—

	193.0	(8.8)	(0.3)	31.9	215.8	47.0	(2.3)	—

Total	$233.5	$(10.9)	$(0.3)	$31.9	$254.2	$47.0	$(2.3)	$—

As of September 30, 2010:
Available-for-sale securities:
Equity investment securities	$12.4	$—	$—	$28.4	$40.8	$—	$—	$—

(1)	Gross unrealized gains/(losses) were recorded to non-operating (income) expense in the consolidated statements of operations. The gains on fixed income funds relate to dividends earned and reinvested.
(2)

Represents the cumulative effect of adoption of accounting principle related to other-than-temporary impairments on investments. This required a reclassification of the non-credit related portion of changes in fair value of our investments to other comprehensive income previously recorded in our statement of operations.

The carrying value of short- and long-term investments consists of the following:

In millions	As of September 30, 2010	As of December 31, 2009
Items measured at fair value on a recurring basis	$40.8	$254.2
Equity method investments	24.9	101.6
Time deposits	—	4.6
Equity investments at cost	23.1	23.1

Total investments	88.8	383.5
Less: short-term investments	8.0	85.9

Non-current investments	$80.8	$297.6

As of December 31, 2009, we held $38.4 million of short-term investments related to auction rate securities (“ARS”), net of unrealized losses of $2.1 million. During November 2008, we accepted an offer from our investment broker to receive an ARS right (the “ARS Right”) that would substantially ensure recovery to par of our ARS. At the same time, we reclassified the ARS from the available-for-sale category to trading. Accordingly, all changes in fair value were recorded to non-operating (income) expense, other and cash receipts were recorded as cash provided by operating activities. As of September 30, 2010, we sold the remaining short-term investments related to ARS under this right.

As of December 31, 2009, we held $110.8 million in fixed income funds, net of temporary gains of $5.6 million. During the nine months ended September 30, 2010, we sold the remaining investments related to fixed income funds. We recorded gains of $0.8 million and $7.0 million during the three and nine months ended September 30, 2010, respectively.

As of December 31, 2009, we held $64.0 million of investments in a portfolio of asset-backed, mortgage-backed and corporate debt securities, net of temporary impairments of $2.3 million and other-than-temporary impairments of $16.8 million, of which $0.3 million was related to non-credit losses. During the first nine months of 2010, we sold the remaining investments. As a result we recorded a net loss of $2.0 million in the second quarter of 2010.

During the nine months ended September 30, 2009, we recorded other-than-temporary impairments of $2.3 million on our available-for-sale investments. MEMC did not have any similar other-than-temporary impairments for the three months ended September 30, 2009 or three and nine months ended September 30, 2010.

The fair value of our cost-method investments is not estimated as there have been no identified events or circumstances that would have an adverse effect on the investments as of September 30, 2010.

(10) Intangible Assets

Intangible assets at September 30, 2010 and December 31, 2009 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount		Accumulated Amortization		Net Carrying Amount
Dollars in millions		September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Amortizable intangible assets:
Favorable energy credits	7	$14.2	$14.2	$(2.5)	$(0.3)	$11.7	$13.9
Customer relationships(1)	6	5.0	4.7	(0.6)	—	4.4	4.7
Trade name	15	4.0	4.0	(0.2)	—	3.8	4.0
Internally developed software	3	1.3	1.3	(0.4)	(0.1)	0.9	1.2
Purchased software	6	28.6	27.4	(24.4)	(22.5)	4.2	4.9
Developed technology(1)	5	20.0	—	(0.7)	—	19.3	—
Customer sales backlog(1)	1	0.4	—	(0.1)	—	0.3	—
Total amortizable intangible assets		$73.5	$51.6	$(28.9)	$(22.9)	$44.6	$28.7

Indefinite lived assets: In-process technology(1)	Indefinite	$0.3	—	—	—	$0.3	—

(1)

Developed technology and customer sales backlog represent the intangibles acquired in the Solaicx acquisition described in Note 2. Included within the customer relationships amount are $0.3 million for Solaicx and $4.7 million for the SunEdison acquisition. The useful life for in-process technology will be determined once the research and development process is complete and at that time amortization of the asset will begin.

	Gross Carrying Amount		Allocated to Fixed Assets		Net Carrying Amount
In millions	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009	September 30, 2010	December 31, 2009
Other intangible assets:
Power plant development arrangements	$18.0	$18.0	$(1.6)	$—	$16.4	$18.0

Power plant development arrangements are allocated to fixed assets upon completion of the related solar energy systems stemming from the backlog at the date of acquisition.

(11) Debt and Capital Lease Obligations

Debt (including consolidated VIEs) and capital leases outstanding consist of the following:

	As of September 30, 2010	As of December 31, 2009
In millions
Short-term debt:
Corporate credit facility	$50.0	$—
Solar energy systems	24.7	—

Total short-term debt	$74.7	$—
Long-term debt and capital leases:
Solar energy systems:
Capital leases, bearing interest at 3.00%	$133.5	$140.9
Finance obligations, bearing interest from 3.00% to 11.11%, weighted average interest rate of 2.68 and 3.15%, respectively	364.4	245.1
Long-term notes	25.1	25.4
Capital leases for equipment and other debt	6.4	5.2

Total long-term debt and capital leases	529.4	416.6
Less current portion	37.3	32.2

Long-term portion	$492.1	$384.4

We have non-solar energy system short-term committed financing arrangements renewable annually of approximately $24.5 million at September 30, 2010, of which there were no short-term borrowings outstanding at September 30, 2010. Of the $24.5 million committed short-term financing arrangements, $15.3 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

We have non-solar energy system long-term committed financing arrangements of approximately $306.7 million at September 30, 2010, of which $77.7 million is outstanding. Of the $306.7 million committed long-term financing arrangements, $149.0 million is unavailable because it relates to the issuance of third party letters of credit. On December 23, 2009, we entered into a corporate revolving credit agreement with several U.S. banks (the “Corporate Credit Facility”). The Corporate Credit Facility provides for a $250.0 million revolving credit facility and has a term of three years. At September 30, 2010, we had $50.0 million outstanding under our Corporate Credit Facility. During the third quarter of 2010, we amended the agreement to add more favorable liquidity terms, as well as increased surety and letter of credit capacity.

Our solar energy systems for which we have capital lease and finance obligations are included in separate legal entities. The capital lease and finance obligations of $133.5 million and $389.1 million, respectively, have recourse to those separate legal entities but no recourse to the MEMC parent or SunEdison parent under the terms of the applicable agreements. These obligations may also include limited guarantees by the MEMC parent or SunEdison parent legal entities related to operations, maintenance and certain indemnities.

The schedule of principal payments on long-term debt (including consolidated VIEs) is as follows:

In millions	As of September 30, 2010
October 1, 2010 through December 31, 2010	$5.9
2011	19.1
2012	15.6
2013	15.6
2014	14.3
Thereafter	322.0

Total	$392.5

(12) Stockholders’ Equity

The following table presents the change in total stockholders’ equity for the nine months ended September 30, 2010.

In millions	MEMC Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 1, 2010	$2,168.6	$38.2	$2,206.8
Net income	21.8	2.9	24.7
Other comprehensive income, net of tax	5.6	0.8	6.4
Stock plans, net	37.6	—	37.6
Proceeds from noncontrolling interest	—	9.4	9.4

Balance, September 30, 2010	$2,233.6	$51.3	$2,284.9

In the first nine months of 2010, Banco Santander (“Santander”) acquired a 50% ownership in certain SunEdison project entities which SunEdison consolidates. Santander contributed $5.4 million of cash as equity and separately provided $24.7 million of debt financing. Santander’s interest is expected to be eliminated within the next twelve months upon the eventual sale of the project entities, although no assurances can be made that such sales will occur.

Stock-Based Compensation

We have equity incentive plans that provide for the award of incentive stock options, non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors, and consultants. As of September 30, 2010, there were 17.9 million shares authorized for future grant under these plans, which includes 15.0 million shares authorized on April 20, 2010, when MEMC’s stockholders approved a new 2010 Equity Incentive Plan.

The following table presents information regarding outstanding stock options as of September 30, 2010 and changes during the nine months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2009	10,382,235	$25.75
Granted	2,473,510	13.82
Exercised	(13,589)	11.35
Forfeited	(406,529)	32.19
Expired	(165,252)	38.13

Outstanding at September 30, 2010	12,270,375	$23.00	$2.01	8 Years

Options exercisable at September 30, 2010	4,206,985	$30.86	$1.33	6 Years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of 2010 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2010. The intrinsic value will change based on the fair market value of our stock. For the nine months ended September 30, 2010, the total intrinsic value of options exercised and the cash received from option exercises under our option plans were less than $0.1 million. The actual tax benefit realized for the tax deductions from option exercises for the nine months ended September 30, 2010 was $0.4 million. Total intrinsic value of options exercised for the nine months ended September 30, 2009 was $0.8 million. For the nine months ended September 30, 2009, cash received from option exercises under option plans was $0.6 million and the actual tax benefit realized for the tax deductions from option exercises was $0.4 million.

Our weighted-average assumptions are as follows:

	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009
Risk-free interest rate	2.1%	1.7%
Expected stock price volatility	67.5%	65.5%
Expected term until exercise (years)	4	5
Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value per share of options granted was $7.34 and $7.66 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, $45.8 million of total unrecognized compensation cost related to stock options granted and outstanding as of September 30, 2010 is expected to be recognized over a weighted-average period of 2.8 years.

Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future, provided the stock unit is vested at the time. The following table presents information regarding outstanding restricted stock units as of September 30, 2010 and changes during the nine months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Average Remaining Contractual Life
Outstanding at December 31, 2009	2,859,431
Granted	1,871,789
Converted	(69,716)
Forfeited	(130,828)

Outstanding at September 30, 2010	4,530,676	$56.2	2 Years

At September 30, 2010, there were no restricted stock units which were convertible into shares. The weighted-average fair value of restricted stock units per share on the date of grant was $14.79 and $14.31 for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, $29.1 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 2.4 years.

Stock-based compensation expense for the three months ended September 30, 2010 and 2009 was $6.4 million and $5.6 million, net of income tax benefit of $3.6 million and $3.1 million, respectively. For the nine months ended September 30, 2010 and 2009, stock-based compensation expense was $24.8 million and $17.4 million, net of income tax benefit of $13.7 million and $9.6 million, respectively.

(13) Income Taxes

During the three months ended September 30, 2010, we recorded an income tax benefit of $13.6 million and an effective tax rate of negative 277.6% compared to an income tax benefit of $6.3 million and an effective tax rate of 9.2% for the three months ended September 30, 2009. The income tax benefit for the third quarter of 2010 is primarily attributed to a taxable loss in the U.S., offset by taxable income in lower rate jurisdictions, resulting in break-even income with tax benefits from the tax rate differentials. We recorded a tax benefit on the U.S. tax loss because there is sufficient taxable income in the allowable carry back period to utilize the loss.

During the nine months ended September 30, 2010, we recorded an income tax benefit of $44.3 million compared to an income tax benefit of $34.9 million for the nine months ended September 30, 2009. The effective tax rate was 165.3% and 37.4% for the nine months ended September 30, 2010 and 2009, respectively.

Our net deferred tax assets totaled $167.1 million at September 30, 2010, of which $31.9 million of current deferred tax assets was included in prepaid and other assets. We have valuation allowances of $37.5 million, primarily related to net operating losses acquired through the purchases of SunEdison and Solaicx, reducing our net deferred tax assets to $167.1 million. We believe that it is more likely than not, with our projections of future taxable income, that we will generate sufficient taxable income to realize the benefits of the deferred tax assets, net of the allowance at September 30, 2010. If the Company does not execute tax planning strategies or generate sufficient U.S. taxable income by the end of fiscal year 2011, approximately $37.3 million of deferred tax assets may not be utilized and would require a valuation allowance to offset their tax benefits.

During the quarter ended June 30, 2010, we concluded the Internal Revenue Service (“IRS”) examination for the 2006 and 2007 years and, as a result, we recorded favorable and unfavorable adjustments to our accrual for uncertain tax positions. We received proposed taxable income adjustments from the IRS related to various cost allocations and taxable income adjustments attributable to our foreign operations. The settlement of those positions resulted in an increase to the accrual of $29.9 million. The resolution of these matters resulted in an assessment of $31.6 million, which included penalties and interest of $5.0 million, net of $2.3 million of federal benefit. Additionally, MEMC had uncertain tax positions for deductions and tax credits that were effectively settled during the exam which reduced the accrual by $51.0 million. The net effect to our tax provision for the closure of the exam was a $15.5 million tax benefit.

We are currently under examination by the IRS for the 2008 and 2009 tax years. Additionally, due to the carryback of our 2009 net operating loss for utilization against the 2007 tax liability, the IRS has re-opened the 2007 tax year for additional review. We believe it is reasonably possible that some portions of the examination could be completed within the next twelve months; however, the results of the examination and any potential settlement are not reasonably estimable at this time.

We believe our tax positions are in compliance with applicable tax laws and regulations. We routinely review our estimate for our uncertain tax positions, and during the quarter ended September 30, 2010 increased the liability related to unrecognized benefits by $2.7 million. There is risk, however, that the amounts ultimately settled upon resolution of the audit could be materially different from the amounts previously included in our tax liabilities and, therefore, could have a material impact on our tax provision, net income, tax liabilities and cash flows.

(14) Benefit Plans

Net periodic postretirement benefit cost (recovery) consists of the following:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009		Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
In millions	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan	Pension Plans	Health Care Plan
Service cost	$0.6	$—	$0.8	$—	$1.8	$—	$2.4	$—
Interest cost	2.4	0.3	2.5	0.3	7.2	1.1	7.5	1.1
Expected return on plan assets	(3.6)	—	(3.3)	—	(10.8)	—	(9.9)	—
Amortization of prior service costs and net actuarial loss/(gain)	2.2	(0.4)	1.2	(0.5)	6.6	(1.6)	3.8	(1.7)
Settlement and curtailment loss, net	—	—	—	—	—	—	0.3	—

Net periodic postretirement benefit cost (recovery)	$1.6	$(0.1)	$1.2	$(0.2)	$4.8	$(0.5)	$4.1	$(0.6)

The settlement and curtailment loss, net is related to the restructuring charges discussed in Note 3 above.

(15)	Variable Interest Entities

We are the primary beneficiary of nine VIEs that we consolidate as of September 30, 2010, five of which existed and were consolidated by the Company as of December 31, 2009. The carrying amounts and classification of our nine consolidated VIEs’ assets and liabilities included in our consolidated financial statements are as follows:

	As of September 30, 2010	As of December 31, 2009
In millions
Current assets	$177.6	$8.4
Noncurrent assets	143.3	69.6

Total assets	$320.9	$78.0

Current liabilities	$43.1	$2.1
Noncurrent liabilities	101.4	57.4

Total liabilities	$144.5	$59.5

The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidations. All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources.

(16) Revenue and Profit Deferrals

In connection with our long-term solar wafer supply agreements executed during 2006 and subsequent amendments, we have received various equity instruments and other forms of additional consideration. In each case, we have recorded the estimated fair value of the additional consideration to long-term deferred revenue and will recognize the deferred revenue on a pro-rata basis as product is shipped over the life of the agreements. As of September 30, 2010 and December 31, 2009 we had deferred revenue related to these agreements of $117.5 million and $106.3 million, respectively.

Sale of solar energy systems to First Reserve Partnership

During the third quarter 2010, SunEdison executed a sales agreement to sell a 70 megawatt photovoltaic solar energy system located in Italy (the “Rovigo Plant”) to the First Reserve Partnership (discussed in Note 9 above) .The total sales price of the Rovigo Plant to the First Reserve Partnership is approximately 276 million Euros (approximately $375 million). During the quarter ended June 30, 2010, SunEdison executed three additional sales agreements to sell three one megawatt solar energy systems to the First Reserve Partnership, for a total contract value of approximately 13 million Euros (approximately $18 milion). SunEdison holds a 9.9% non-controlling interest in the First Reserve Partnership, which is accounted for under the equity method as discussed in Note 9.

We determined that the executed sale agreements for all four projects transacted with the First Reserve Partnership are in substance the sale of real estate and we account for these transactions in accordance with our revenue recognition policy for solar energy system sales involving real estate. See Note 1 for our revenue recognition policies. While the First Reserve Partnership contracted to purchase the Rovigo Plant from SunEdison, pursuant to the sales agreement its payment is contingent upon the First Reserve Partnership obtaining debt financing and construction milestones having been met. In addition, the executed agreements for the sale of the four projects to the First Reserve Partnership contain a termination provision allowing the First Reserve Partnership the right to reject the solar energy system if SunEdison is in breach of the contract. Consequently, each of the four transactions is being accounted for under the deposit method until the right to reject the systems has expired and such sales have been consummated. On October 27, 2010, SunEdison and the First Reserve Partnership executed an amendment to the original sale agreement for the Rovigo Plant whereby such rejection provision expires upon completion of the solar energy system. The primary conditions that need to be satisfied to recognize revenue for the sale of the Rovigo Plant include completion of the system including interconnection to the power grid, receipt of payment or an unconditional note payable for the remaining balance outstanding and submission of a regulatory application for the feed in-tariff. At the time the sale is consummated, we expect that a significant portion of the profit will be deferred due to a power warranty, up-time guarantee and commercial warranties, and will be recognized to earnings once these warranties and guarantees expire.

As of September 30, 2010, we have received milestone payments totaling approximately 52.1 million Euros (approximately $71 million) relating to all four projects, which are reported as deferred revenue for solar energy systems.

(17) Long-term Customer Contracts

In January 2010, we reached an out of court settlement of a lawsuit filed in April 2009 related to our long-term solar wafer supply agreement with Conergy AG (“Conergy”). At the same time, we amended this agreement with Conergy. The amendment included a significant reduction in the minimum quantity of wafers that Conergy must purchase over the remaining eight years of the agreement, as well as a minimum market share commitment should Conergy’s demand exceed the reduced quantities. The amendment also modifies the pricing terms to be based on market rates similar to other MEMC long-term solar wafer supply agreements. The amendment includes MEMC permanently retaining $21.1 million of previously refundable deposits currently held by us which have been reclassified from customer deposits to deferred revenue. The deferred revenue will be amortized over the remaining term of the contract and recorded as revenue, $4.0 million of which was recorded in the first nine months of 2010. Another $7.0 million in short-term deposits are no longer required to be paid in the next twelve months and have therefore been classified as long-term. In addition, we applied $8.1 million of refundable security deposits against outstanding accounts receivable balances. The constructive receipt of the non-refundable deposit and corresponding reduction in refundable deposits of $19.1 million, as well as the application of the deposits against accounts receivables, have been reflected as cash provided by operating activities and cash used in financing activities in the unaudited condensed consolidated statement of cash flows.

(18) Commitments and Contingencies

Contingent Consideration

We agreed to pay contingent consideration to the former SunEdison unit holders and Solaicx shareholders if certain operational criteria are met. See Note 7 for further discussion.

Commitments

During the second quarter of 2010, we entered into two long term take-or-pay agreements with our subcontractors to manufacture solar wafers for us. In accordance with the agreements, MEMC will provide refundable deposits to these vendors totaling $62.5 million by January 2011 of which $43.0 million was provided during the nine months ended September 30, 2010. These deposits are refundable to the extent we fulfill our minimum annual take-or-pay requirements. The vendors are also required to reserve certain levels of wafer capacity for our benefit. In one agreement, we have committed to minimum purchase costs of $3.3 million in 2010 and then $119.2 million in 2011. The commitment schedule for the years thereafter will be negotiated in 2011. In the other agreement, we have committed to minimum purchase costs of $35.3 million, $87.1 million, $83.4 million, $80.9 million and $78.9 million in 2010, 2011, 2012, 2013 and 2014, respectively.

Beginning in the second quarter of 2010, we entered into agreements to purchase certain raw materials in order to meet our future production requirements. These agreements require us to purchase approximately $412.0 million of raw materials over the next three years, with approximately $80.6 million to be purchased during the next twelve months.

Indemnification

We have agreed to indemnify some of our Semiconductor Materials and Solar Materials customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims as of September 30, 2010.

We generally warrant the operation of our solar energy systems. Due to the absence of historical material warranty claims and expected future claims, we have not recorded a warranty accrual related to solar energy systems as of September 30, 2010.

In connection with several contracts to outright sell solar energy systems, SunEdison has guaranteed the systems’ performance for two years following the date of interconnection. Also, under a separate operations and maintenance services agreement, SunEdison guaranteed the uptime availability of the system over the term of the arrangement, which may last 20 years. To the extent there are shortfalls in either of the guarantees, SunEdison is required to indemnify the purchaser up to the guaranteed amount through a cash payment. The maximum losses that SunEdison may be subject to for non-performance are contractually limited by the terms of each executed agreement.

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

BP Solar International v. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

In April 2007, BP Solar International, Inc. filed suit against MEMC and MEMC Pasadena, Inc. in the Circuit Court for Frederick County, Maryland (Civil Number 10-C-07-001240) alleging non-delivery of polysilicon powder for 2006 under an alleged two-year supply agreement. Plaintiff BP Solar subsequently amended the complaint on four separate occasions. The final complaint filed by Plaintiff alleged that MEMC Pasadena failed to supply polysilicon powder to the Plaintiff in 2006 and 2007 under an alleged three-year supply agreement. MEMC has always maintained that no such long term supply agreement ever existed. The case was tried before a jury and on July 31, 2009, the jury returned a verdict in favor of BP Solar, awarding damages of $8.8 million. Both MEMC and BP Solar have appealed.

MEMC and MEMC Pasadena continue to believe that the lawsuit is without merit and we remain committed to a vigorous defense of the case at the appellate level. The appellate court has docketed the case, the parties have filed their briefs, and the appellate court heard the parties’ arguments on November 1, 2010. A decision from the appellate court could be expected sometime in 2011. An unfavorable outcome on appeal would result in MEMC having to pay BP Solar the damages originally found by the jury, plus interest. MEMC accrued the full amount of the verdict of $8.8 million in marketing and administration expense and accrued expenses and $3.7 million of income tax benefit, resulting in a net expense of $5.1 million, during the quarter ended September 30, 2009.

S.O.I.TEC Silicon on Insulator Technologies S.A. v. MEMC Electronic Materials, Inc.

On May 19, 2008, Soitec and Commissariat A L’Energie Atomique (“CEA”) filed a complaint against MEMC in the U.S. District Court for the District of Delaware (Civil Action No. 08-292) alleging infringement, including willful infringement, by MEMC of three U.S. patents related to silicon-on-insulator (SOI) technology, and requested damages and an injunction. Soitec and CEA filed an amended complaint on July 21, 2009, adding a fourth, related patent to the lawsuit. MEMC filed a counterclaim against Soitec for infringement of one of MEMC’s U.S. patents. The Court bifurcated the case into two phases, a first liability phase, which, to the extent liability is found, will be followed by a second damages phase. We believe that Soitec and CEA’s suit against us has no merit, and we are asserting a vigorous defense against these claims, as well as our infringement counterclaim. In a memorandum opinion dated October 13, 2010, the Court found that all of MEMC’s current products and processes do not infringe any valid claim of the four asserted Soitec patents.

The Court held a jury trial from October 25 to November 2. After the Court’s October 13 ruling in favor of MEMC, the only remaining claim that Soitec continued to assert at trial was a single patent claim directed against some mono-implant research and development efforts conducted by MEMC approximately four to six years ago, none of which have occurred since 2006, and none of which are material or relevant to the current operations at MEMC. MEMC continued to assert at trial its counterclaim for infringement of MEMC’s patent. On November 2, 2010, the jury found that certain of Soitec’s wafers infringed the patent asserted by MEMC at trial. The jury also found that one of the Soitec patent claims was valid. This single patent claim covers MEMC’s mono-implant research and development effects that ended in 2006. Post trial motions will be filed by the parties in the coming weeks. MEMC expects to appeal certain of the Court’s rulings in this matter. The damages phase of this trial will likely occur after any appeals by MEMC or Soitec in the case. Although it is not possible to predict the outcome of such matters, we believe that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position, cash flows or results of operations.

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

The parties entered into settlement discussions for this case in November 2007 and December 2007. In early 2008, Semi-Materials claimed that a binding settlement was reached as a result of those late 2007 discussions. MEMC denied Semi-Materials’ allegation that a binding settlement was reached. In January 2008, Semi-Materials moved the trial court to enforce the alleged settlement terms. On March 17, 2008, the trial court sustained Semi-Materials’ motion and found that binding settlement terms had been reached as a result of the late 2007 negotiations between Semi-Materials and MEMC. This decision was immediately appealed by MEMC to the United States Court of Appeals for the Eighth Circuit, and enforcement of the trial court’s order was stayed pending that appeal. The Eighth Circuit heard oral argument on September 26, 2008. Just prior to the September 26 oral argument, Semi-Materials informed MEMC and the Eighth Circuit that Semi-Materials no longer sought enforcement of the alleged settlement agreement (although Semi-Materials still claimed that a binding settlement was reached in late 2007). Semi-Materials instead requested that the Eighth Circuit vacate the trial court’s March 2008 order enforcing the alleged settlement agreement and remand the case back to the trial court for further proceedings. On May 4, 2009, the Eighth Circuit requested a rehearing of the appeal, which rehearing was held on June 10, 2009. On July 10, 2009, the Eighth Circuit vacated the trial court’s order, and returned the case to the trial court for further proceedings. The parties are currently engaged in discovery for this case. This case has been set for trial beginning February 22, 2011.

On March 31, 2008, Semi-Materials and its affiliate SMC Shanghai (“SMC”) filed two additional lawsuits against MEMC, one in the United States District Court for the Southern District of Texas (Case No. 4:08-CV-00991) (the “Texas Action”) and another in the United States District Court for the Eastern District of Missouri (Case No. 4:08-CV-00434-JCH) (the “Missouri Action”). In both cases, Semi-Materials and SMC alleged that: (i) MEMC Pasadena, Inc. (“MEMC Pasadena”) breached an agreement with SMC for SMC to act as MEMC’s exclusive sales agent in China; (ii) MEMC Pasadena breached an agreement with Semi-Materials for Semi-Materials to act as MEMC Pasadena’s exclusive sales agent in Korea; (iii) MEMC tortiously interfered with the purported sales agency agreements among MEMC Pasadena and SMC and Semi-Materials; and (iv) MEMC tortiously interfered with a separate sales agency agreement Semi-Materials claimed existed with an unrelated party. In the Missouri Action, Semi-Materials also claimed that

MEMC tortiously interfered with an expectancy for an on-going business relationship Semi-Materials claimed existed with the unrelated party. Upon MEMC’s motions for summary judgment in the Missouri Action, the Court dismissed the claim that MEMC tortiously interfered with the purported sales agency agreements, and the claim that MEMC tortiously interfered with the alleged sales agency agreement between Semi-Materials and the unrelated party. The remaining claims were tried before a jury between January 4 and January 12, 2010. At trial, the jury found in favor of Semi-Materials and SMC on their respective claims for breach of contract against MEMC Pasadena, awarding a verdict of $0.2 million, and found in favor of MEMC on Semi-Materials’ claim for tortious interference with an expectancy of an ongoing business relationship with the unrelated party. MEMC Pasadena filed a post-trial motion for judgment as a matter of law as to the breach of contract claims on which the jury found in favor of Semi-Materials and SMC. The Court denied that motion on August 30, 2010. Semi-Materials and SMC filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit concerning rulings the Court made at summary judgment concerning Plaintiffs’ alleged damages on their breach of contract claims. MEMC Pasadena filed a Notice of Cross-Appeal concerning the Court’s entry of judgment based upon the jury verdict and the Court’s denial of MEMC’s motion for judgment as a matter of law. The appellate matters have been docketed as Appeal Nos. 10-1324 and 10-1626 in the United States Court of Appeals for the Eighth Circuit. The opening appellate brief of Semi-Materials and SMC was filed on April 28, 2010. MEMC Pasadena’s brief was filed on October 22, 2010. No discovery has been undertaken in the Texas Action, and it has been stayed.

We do not believe that the Semi-Materials cases, should the jury’s verdict in the Missouri action be maintained or should the case set for trial in February 2011 ultimately be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of these matters are unpredictable and the results of these cases could be unfavorable for MEMC.

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

Brian Larkowski v. John Marren, et al.

On November 4, 2008, Brian Larkowski, a purported shareholder of MEMC, filed a derivative action in the Circuit Court of St. Charles County, Missouri against defendants John Marren, Peter Blackmore, Nabeel Gareeb, Marshall Turner, Robert J. Boehlke, C. Douglas Marsh, William E. Stevens, James B. Williams and Michael McNamara (collectively “individual defendants”) and MEMC as a nominal defendant. Each individual defendant is a current or former officer and/or director of MEMC. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, based on allegations of conduct similar to that alleged in the putative class action lawsuit described above. On December 19, 2008, the court entered a stipulated order staying the derivative action pending resolution of any motions to dismiss in the putative class action described above. On October 22, 2010, the Court continued the stay.

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

On June 1, 2009, an amended class action complaint was filed by Mr. Jones and another purported participant of the Plan, Manuel Acosta, which raises substantially the same claims and is based on substantially the same allegations as the original complaint. However, the amended complaint changes the period of time covered by the action, purporting to be brought on behalf of beneficiaries of and/or participants in the Plan from June 13, 2008 through the present, inclusive (the “Class Period”). The amended complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in MEMC’s stock, equitable relief and an award of attorney’s fees. No class has been certified and discovery has not begun. The Company and the named directors and employees filed a motion to dismiss the complaint, which was fully briefed by the parties as of October 9, 2009. The parties each subsequently filed notices of supplemental authority and corresponding responses. On March 17, 2010, the court denied the motion to dismiss. The MEMC defendants filed a motion for reconsideration or, in the alternative, certification for interlocutory appeal, which was fully briefed by the parties as of June 16, 2010. The parties each subsequently filed notices of supplemental authority and corresponding responses. On October 18, 2010, the court granted the MEMC defendants’ motion for reconsideration, vacated its order denying the MEMC defendants’ motion to dismiss, and stated that it will revisit the issues raised in the motion to dismiss after the parties supplement their arguments relating thereto. Both parties filed briefs supplementing their arguments on November 1, 2010. The Company and the named directors and employees intend to vigorously defend themselves against these claims.

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

(19) Reportable Segments

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

The Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The CODM evaluates segment performance based on segment operating profit plus interest expense. In order to determine segment operating profit, standard costs are used as the basis for raw material costs allocated between segments and any related variances are allocated based on usage of those raw materials. MEMC incurs expenses for research and development costs and marketing activities that are not specific to any one segment or allocated to any segments. These costs, as well as general corporate marketing and administration costs, substantially all of our stock compensation expense, research and development administration costs, legal professional services and related costs, and other items are not evaluated by segment and are included in Corporate and other below. Because certain sites include operations, facilities and/or back office functions that are utilized to support our Semiconductor Materials and Solar Materials businesses, we do not have discrete financial information for total assets. Accordingly, the CODM does not consider total assets when analyzing segment performance.

MEMC’s Semiconductor Materials segment includes the development, production and marketing of wafers with a wide variety of features satisfying numerous product specifications to meet our customers’ exacting requirements, which wafers are utilized in the manufacture of semiconductor devices.

MEMC’s Solar Materials segment includes the development, production and marketing of square and pseudo-square crystalline solar wafers, which wafers are utilized by customers in the manufacture of solar cells, and then solar modules (panels) which convert energy from the sun into usable electrical energy. Our Solar Materials segment also includes our polysilicon production and the newly acquired operations of Solaicx (see Note 2).

MEMC’s Solar Energy segment consists solely of SunEdison and includes the development and construction of solar power plants, which are then either sold or held to produce power. The results of the segment include operating of, leasing of and sale of solar photovoltaic energy systems and services to customers who purchase renewable energy by delivering solar power to them under long-term power purchase arrangements and feed-in tariff arrangements.

We have provided 2009 financial information on a comparative basis to conform to the 2010 segment presentation:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2010	2009	2010	2009

Net sales:
Semiconductor Materials	$261.1	$174.3	$730.0	$378.6
Solar Materials	220.5	135.7	546.2	428.3
Solar Energy	21.5	—	112.9	—

Consolidated net sales	$503.1	$310.0	$1,389.1	$806.9

Operating income (loss):
Semiconductor Materials	$26.2	$(75.4)	$42.6	$(196.0)
Solar Materials	17.6	31.0	48.8	152.0
Solar Energy	(7.2)	—	(4.8)	—
Corporate and other	(26.7)	(22.3)	(88.7)	(72.2)

Consolidated operating income (loss)	$9.9	$(66.7)	$(2.1)	$(116.2)

Interest expense:
Semiconductor Materials	$0.1	$0.4	$2.1	$0.9
Solar Materials	—	—	0.1	—
Solar Energy	5.0	—	21.0	—

Consolidated interest expense	$5.1	$0.4	$23.2	$0.9

Depreciation and amortization:
Semiconductor Materials	$27.5	$25.4	$79.9	$71.4
Solar Materials	9.5	6.9	23.7	18.2
Solar Energy	6.5	—	16.0	—

Consolidated depreciation and amortization	$43.5	$32.3	$119.6	$89.6

Capital expenditures:
Semiconductor Materials	$36.6	$11.7	$87.1	$61.5
Solar Materials	58.2	41.4	148.4	90.3
Solar Energy(1)	67.4	—	179.4	—
Corporate and other	0.5	—	0.6	—

Consolidated capital expenditures	$162.7	$53.1	$415.5	$151.8

(1)	Consists primarily of construction of solar energy systems of $66.9 million and $178.6 million in the three and nine months ended September 30, 2010, respectively.

Equity in earnings of joint venture, net of tax of $7.2 million in the nine months ended September 30, 2010 and equity in joint venture of $7.9 million at September 30, 2010 and $101.6 million at December 31, 2009 relates to the joint venture with Q-Cells and is part of our Solar Materials segment.

The Solar Energy and Solar Materials segments include $285.8 million and $56.4 of goodwill, respectively, and we have recorded no impairment on such goodwill.

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

Business

We are a global leader in the manufacture and sale of silicon wafers and have been a pioneer in the design and development of wafer technologies over the past fifty years. We provide wafers in sizes ranging from 100 millimeters (4 inch) to 300 millimeters (12 inch). Since 2007, we have been selling 156 millimeter wafers targeted for solar applications. Depending on market conditions, we also sell intermediate products such as polysilicon, silane gas, ingots and scrap wafers to semiconductor device and equipment makers, solar cell and module manufacturers, flat panel and other industries. On July 1, 2010, we completed the acquisition of Solaicx, which will allow us to produce high efficiency solar wafers at competitive costs. On November 20, 2009, we completed the acquisition of Sun Edison LLC (“SunEdison”), a solar energy services provider that integrates the design, installation, monitoring and financing of solar energy systems in order to provide a comprehensive solar energy services solution. Prior to the acquisition of SunEdison, we were engaged in one reportable segment—the design, manufacture and sale of silicon wafers. With the acquisition of SunEdison, we now also participate in the development and maintenance of solar energy systems and the sale of solar energy.

Effective January 1, 2010, we reorganized our historical operations into two separate businesses, and we are now engaged in three reportable segments: Semiconductor Materials, Solar Materials (both of which include the historical operations of MEMC) and Solar Energy (consists solely of SunEdison).

OVERVIEW

Semiconductor Materials Segment

Semiconductor Materials sales grew during the three and nine month periods ended September 30, 2010 compared with the same periods in 2009. The growth was the result of significantly improved end market demand and from efforts over the last several quarters to regain market position. The segment’s progression continues to benefit from solid volume growth, higher selling prices, better fixed cost absorption and improved productivity.

Solar Materials Segment

Solar Materials sales grew during the three and nine month periods ended September 30, 2010 compared with the same periods in 2009. The growth was the result of higher volumes of wafer sales as well as the acquisition of Solaicx which generated approximately 2.8% of solar materials segment sales in the 2010 third quarter. The year over year increase was primarily driven by significantly higher wafer volumes, partially offset by a decline in pricing.

During the second quarter of 2010, we entered into two long-term strategic take-or-pay agreements with subcontractors to manufacture solar wafers for us. These agreements will enable us to secure the manufacture of these wafers at fixed prices. In one agreement, we have committed to purchases totaling $122.5 million through 2011. The commitment schedule for the years thereafter will be negotiated in 2011. In the other agreement, we have committed to minimum purchases of $365.6 million through 2014. These agreements also require deposits to be provided to our subcontractors over the terms of the contracts.

On July 1, 2010, we completed the acquisition of privately held Solaicx, a developer of a proprietary system to produce continuous Czochralski (“CCZ”), single-crystal silicon ingots (see Note 2). This acquisition enables us to participate in the development and production of monocrystalline solar wafers for the photovoltaic industry. In addition, we continue to invest in and are in the process of ramping up our production in Europe as well as developing internal wafering capability.

Solar Energy Segment

In May 2010, SunEdison entered into an agreement with First Reserve Corporation (“First Reserve”) to establish an entity to provide for the purchase of solar photovoltaic energy projects (the “First Reserve Partnership”). On September 30, 2010, SunEdison, along with its 50% joint venture partner, Banco Santander (“Santander”), executed an agreement to sell a 70 megawatt photovoltaic solar energy system located near Rovigo, Italy (the “Rovigo Plant”) for approximately 276 million Euros (approximately $375 million) to the First Reserve Partnership. SunEdison holds a 9.9% non-controlling interest in the partnership, which is accounted for under the equity method.

Construction on the Rovigo Plant began during the first quarter of 2010. The plant remains on schedule to begin power generation and reach final completion during the fourth quarter of 2010. The First Reserve Partnership also contracted with SunEdison to perform operational and maintenance services for the Rovigo plant post construction. The executed sale agreement for the Rovigo Plant contains a termination provision allowing the First Reserve Partnership the right to reject the solar energy system if SunEdison is in breach of the contract. Consequently, the transaction is being accounted for under the deposit method in accordance with ASC 360-20, Real Estate Sales, until the right to reject the systems has expired and such sales have been consummated. On October 27, 2010,

SunEdison and the First Reserve Partnership executed an amendment to the original sale agreement for the Rovigo Plant whereby such rejection provision expires upon completion of the solar energy system. The primary conditions precedent to recognizing revenue for the sale of the Rovigo Plant include completion of the system including interconnection to the power grid, receipt of payment or an unconditional note payable for the remaining balance outstanding and submission of a regulatory application for the feed in-tariff. At the time the sale is consummated, we expect that a significant portion of the profit will be deferred due to a power warranty, up-time guarantee and commercial warranties, and will be recognized to earnings once these warranties and guarantees expire.

On September 30, 2010, SunEdison received a milestone payment of 46 million Euro (approximately $62 million) from the First Reserve Partnership. The balance of the 276 million Euro (approximately $375 million) purchase price will be paid after interconnection, subject to the First Reserve Partnership obtaining debt financing and receiving funding pursuant to such financing. On October 27, 2010, the Rovigo project company executed a definitive debt agreement with a syndicate of European banks for funding to occur at completion of the system. Conditions precedent for funding includes construction completion and interconnection, testing, filing of applications for certificates and other regulatory matters.

Also, as of September 30, 2010, SunEdison was paid in full by the First Reserve Partnership for the sale of a one megawatt project located in Italy. This project was sold to the First Reserve Partnership in June 2010 along with two other one megawatt projects located in Italy. These two projects are expected to receive the second and final payment during the fourth quarter of 2010 upon interconnection.

As of September 30, 2010, SunEdison has not recognized revenue associated with the four projects under agreement with the First Reserve Partnership and accounts for these transactions using the deposit method in accordance with ASC 360-20, Real Estate Sales. The cash received from the First Reserve Partnership associated with these contracts is reported as deferred revenue for solar energy systems at September 30, 2010.

During the three months ended September 30, 2010, SunEdison secured financing from a U.S. banking institution for the final two phases of a 17.3 megawatt project with Duke Energy in North Carolina. These projects are expected to be completed during the fourth quarter of 2010. In addition, financing from JP Morgan Capital Corporation was secured for up to $60 million for solar projects within the U.S. The first financings under this arrangement were completed during the third quarter of 2010.

As of September 30, 2010, SunEdison has a project pipeline of 1,023 megawatts and 155 megawatts under construction, including the 70 megawatt Rovigo project, which was 66% complete at third quarter end. SunEdison uses the term “pipeline” to identify solar energy systems for which SunEdison has a signed PPA contract or a secured grid connection site and completed permitting or document of customer intent/letter of intent identifying the terms and conditions to develop the proposed transaction. “Under construction” refers to projects within pipeline, in various stages of completion, which are not yet operational. There can be no assurance that projects in pipeline will be converted to completed projects.

RESULTS OF OPERATIONS

Net sales by segment in the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2010	2009	2010	2009
Dollars in millions
Semiconductor Materials	$261.1	$174.3	$730.0	$378.6
Solar Materials	220.5	135.7	546.2	428.3
Solar Energy	21.5	—	112.9	—

Total Net Sales	$503.1	$310.0	$1,389.1	$806.9

The third quarter increase in net sales of $193.1 million, or 62.3%, and the increase in the nine month period of $582.2 million, or 72.2% compared to the prior year period, is mainly attributed to higher demand for semiconductor and solar wafers. In addition, the acquisition of SunEdison on November 20, 2009 increased our sales by $21.5 million and $112.9 million during the three and nine-months ended September 30, 2010, respectively. The acquisition of Solaicx on July 1, 2010 increased our sales by $6.1 million in the three and nine months ended September 30, 2010. Sequentially, we saw pricing improvement in both our Solar Materials and Semiconductor Materials segments. Volumes in the Semiconductor Materials and Solar Materials segments continued to trend upward.

Semiconductor Materials Segment Net Sales

The increase of $86.8 million in Semiconductor Materials sales in the third quarter of 2010 compared to the prior year was primarily the result of volume and pricing increases of $61.2 million and $26.2 million, respectively. We experienced higher price and volume increases across all diameters. The increase in sales during the year to date period was principally due to volume increases of $325.6 million. Our semiconductor wafer average selling prices in the three and nine months ended September 30, 2010 were approximately 13% and 6% higher, respectively, than the semiconductor wafer average selling prices for the same periods in 2009.

Solar Materials Segment Net Sales

Solar Materials net sales for the three months ended September 30, 2010 were $220.5 million compared to $135.7 million in the same period in 2009. Solar Materials net sales for the nine months ended September 30, 2010 were $546.2 million compared to $428.3 million in the nine months in 2009. Included in net sales for the three month period ended September 30, 2010 are $6.1 million of ingot revenue by Solaicx. The sale of solar wafers increased in the third quarter and year-to-date periods of 2010 compared to the same periods in 2009 due to increased volumes with customers under long-term agreements as well as new customers. The increase was partially offset by decreases in pricing. Our solar wafer average selling prices in the three and nine months ended September 30, 2010 were approximately 0.4% higher and 23.2% lower, respectively, than the solar wafer average selling prices for the same periods in 2009. In order to reduce our concentration of solar wafer customers, we continue to diversify our customer base by serving additional solar wafer customers beyond our long-term solar wafer supply agreements. Raw polysilicon sales are expected to remain low as our wafer sales grow and we continue to allocate the polysilicon for internal use. Polysilicon sales amounted to only 2.0% and 1.2% of total consolidated sales for the three and nine month periods ended September 30, 2010, respectively, compared with 0.7% and 3.1%, respectively, in the same periods of 2009.

Solar Energy Segment Net Sales

Solar Energy net sales for the three and nine months ended September 30, 2010 were $21.5 million and $112.9 million, respectively, and consisted mainly of the completion and sale of one and eleven solar energy systems, respectively, totaling ten megawatts for the nine month period. Net sales also included revenues from energy production. Upon construction of a solar energy system, SunEdison may sell the system outright (“direct sales”), sell and then lease the system back (“sale-leaseback”) or retain and finance the system (“financing”). Direct sales are recorded in the statement of operations as sales with related cost of sales based on the cost to construct the system.

Solar Energy segment net sales do not include financing sale-leasebacks which resulted in the retention of assets on our balance sheet along with the related debt. Sale-leasebacks resulted in $40.3 million of proceeds and $5.5 million of deferred profit for the three month period ended September 30, 2010, and $59.8 million and $10.4 million, respectively, for the nine month period ended September 30, 2010.

Any changes in the mix of these three alternatives could result in different accounting effects on our financial statements. The amount and timing of revenues associated with the sale of solar energy systems could vary from quarter to quarter depending on when those sales are finalized.

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit	2010	2009	2010	2009
Dollars in millions
Cost of Goods Sold	$418.2	$289.5	$1,168.0	$731.8
Gross Profit	84.9	20.5	221.1	75.1
Gross Margin Percentage	16.9%	6.6%	15.9%	9.3%

The increase in our gross profit dollars and gross margin percentage for the quarter and year-to-date periods ended September 30, 2010 was primarily the result of Semiconductor Materials volume increases and productivity improvements. This increase included charges in the first quarter of 2009, which did not recur in the nine months ended September 30, 2010, consisting of unallocated fixed overhead costs of $36.2 million recorded as period expenses and lower of cost or market adjustments on our inventory of $11.4 million. The gross profit increase was also due to the inclusion of SunEdison, which contributed $10.0 million and $45.0 million of gross profit in the three and nine months ended September 30, 2010. We also had a decrease in charges for an adverse annual long-term purchase obligation of $5.0 million in the quarter ended September 30, 2010 and $11.1 million in the year to date period.

	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing and Administration	2010	2009	2010	2009
Dollars in millions
Marketing and Administration	$59.4	$37.2	$194.2	$109.5
As a Percentage of Net Sales	11.8%	12.0%	14.0%	13.6%

The increase in marketing and administration expenses for the three and nine months ended September 30, 2010 resulted from the inclusion of SunEdison and Solaicx costs of $21.9 million and $59.3 million, respectively, as well as an increase in logistics costs of $3.1 million and $12.2 million, respectively, due to the increase in sales. The remaining difference is mainly due to increased employee benefits expense as a result of higher general corporate overhead to support the business units. The nine months ended September 30, 2009 included an accrual for a lawsuit in the second quarter of 2009 of $8.8 million which did not recur in 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
Research and Development	2010	2009	2010	2009
Dollars in millions
Research and Development	$14.0	$10.3	$36.6	$29.8
As a Percentage of Net Sales	2.8%	3.3%	2.6%	3.7%

R&D expenses consisted mainly of product and process development efforts to increase our capability in the areas of flatness, particles and crystal defectivity. The increases in R&D expenses in the third quarter and year to date periods of 2010 compared to the same periods in the prior year are due to new efforts for emerging technologies included primarily in the Solar Materials segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Restructuring and Impairment Costs	2010	2009	2010	2009
Dollars in millions
Restructuring Costs	$1.6	$39.7	$4.3	$52.0
As a Percentage of Net Sales	0.3%	12.8%	0.3%	6.4%

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

The 2009 Global Plan actions reduced our workforce by approximately 500 employees, from 4,800 prior to the reductions. Severance and other costs associated with this plan totaled $5.6 million and $12.3 million in the three and nine months ended September 30, 2009, respectively, and $12.3 million in the year ended December 31, 2009 when the plan was completed.

The 2009 U.S. Plan actions are expected to affect approximately 540 employees in the United States. MEMC will provide severance benefits to those employees who will be terminated, and expects to incur total severance charges related to the terminations of approximately $20.0 million. We recorded severance charges of $1.6 million in the first nine months of 2010, and expect to make the related severance payments at the time of the final production dates for the facilities through the first quarter of 2012. We also anticipate charges of approximately $31.1 million for other related move costs and contract terminations associated with the closings which will be expensed as incurred until the final production date in the respective U.S. facilities. In total, we have recorded charges of $20.4 million associated with these actions since inception and estimate we will incur approximately $51.1 million in cash costs classified as restructuring expenses. We estimate that the facility closings will result in an annualized savings beginning in the second quarter of 2011 of approximately $8 million, rising to approximately $55 million of annualized savings beginning in the first quarter of 2012. The timing of these facility closings and related cost savings may be delayed due to the demand requirements and customer commitments in the semiconductor industry.

	Three Months Ended September 30,		Nine Months Ended September 30,
Insurance Recovery	2010	2009	2010	2009
Dollars in millions
Insurance Recovery	$—	$—	$(11.9)	$—
As a Percentage of Net Sales	—	—	0.9%	—

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Income (Loss)	2010	2009	2010	2009
Dollars in millions
Semiconductor Materials	$26.2	$(75.4)	$42.6	$(196.0)
Solar Materials	17.6	31.0	48.8	152.0
Solar Energy	(7.2)	—	(4.8)	—
Corporate and other	(26.7)	(22.3)	(88.7)	(72.2)

Total Operating Income (Loss)	$9.9	$(66.7)	$(2.1)	$(116.2)

During the three months ended September 30, 2010, our consolidated operating income of approximately $9.9 million represented an improvement of $76.6 million from the comparable period in 2009. Our operating loss of $2.1million for the nine months ended September 30, 2010 was an improvement of $114.1 million compared with the same period in the prior year. These improvements were the net results of the changes in gross profit dollars and operating costs discussed above.

Semiconductor Materials Segment

The improvement in our Semiconductor Materials segment income for the three and nine month periods ended September 30, 2010 was primarily the result of revenue growth and productivity improvements, including charges in the first quarter of 2009 which did not recur in the current period. These charges consisted of unallocated fixed overhead costs of $36.2 million recorded as period expenses. The improvement for the three and nine month periods ended September 30, 2010 also included lower impairment and restructuring charges of $37.6 million and $34.8 million, respectively. These improvements for the nine month periods ended September 30, 2010 were partially offset by higher pre-operating start-up costs for our new manufacturing facility in Ipoh, Malaysia of $16.2 million; versus $7.4 million for the nine months ended September 30, 2009.

Solar Materials Segment

The decrease in our Solar Materials segment income for the three and nine months ended September 30, 2010 compared to the three and nine months ended September 30, 2009, respectively, was primarily the result of higher tolling costs. In addition, the decrease was a result of pricing declines for solar wafers and reduced volume of polysilicon sales. Our operating income for the three and nine months ended September 30, 2010 was also impacted by $0.8 million of amortization of intangible assets related to the acquisition of Solaicx.

Solar Energy Segment

Our Solar Energy segment had operating losses of $7.2 million and $4.8 million for the three and nine month periods ended September 30, 2010, respectively. The Solar Energy segment’s revenues and operating income is highly dependent upon the timing of system sales and revenue recognition requirements related to uncompleted large projects. Revenue and income in any given period may differ due to the timing of installation and related expenditures. Operating loss of $7.2 million for the three month period ended September 30, 2010 was attributable to the timing of revenue recognition on projects under construction subject to real estate sales accounting. During the third quarter of 2010, the segment recognized revenue on the sale of a one megawatt solar energy system and experienced a slight increase in revenues from energy production due to more summer sunlight hours. The segment’s operating expenses increased $0.6 million compared to the second quarter due to expanding pipeline and global operations. Operating loss of $4.8 million for the nine month period ended September 30, 2010, was also attributable to the timing of revenue recognition on projects under construction subject to real estate sales accounting. The segment recognized revenue from the completion and sale of 11 solar energy systems totaling 11 megawatts and income from energy production offset by operating expenses, which increased slightly each quarter of 2010.

Corporate and other

Corporate and other loss increased $4.4 million and $16.5 million for the three and nine months ended September 30, 2010, respectively, compared to the same periods in 2009. The increase was mainly the result of the addition of expenses associated with the acquisition of SunEdison of $3.6 million and $10.1 million, respectively, in the three and nine months ended September 30, 2010, as well as increased stock compensation expenses and increased general corporate overhead to support the segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-operating Expense (Income)	2010	2009	2010	2009
Dollars in millions
Interest expense	$5.1	$0.4	$23.2	$0.9
Interest income	(0.7)	(4.9)	(4.8)	(22.4)
(Increase) decline in fair value of warrant	(0.2)	6.3	11.9	(3.7)
Other, net	0.8	0.2	(5.6)	2.2

Total Non-operating Expense (Income)	$5.0	$2.0	$24.7	$(23.0)

Interest expense primarily relates to debt and capital leases for solar energy systems. For the three months ended September 30, 2010, we recorded $5.0 million of interest expense, net of capitalized interest of $1.5 million in the Solar Energy segment. For the nine months ended September 30, 2010, we recorded $21.0 million of interest expense, net of capitalized interest of $1.5 million in the Solar Energy segment and $2.1 million, net of $1.4 million in capitalized interest in the Semiconductor Materials segment. Of the $21.0 million recorded in the Solar Energy segment, $6.6 million relates to deferred financing fees that were charged to interest expense during the quarter ended March 31, 2010, when previously incurred solar energy system debt was transferred to the buyer upon sale of the system. There were no similar transactions in the third quarter of 2010 where debt was transferred.

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

The change in fair value of warrant represents the mark-to-market adjustment for a warrant received from a customer, Suntech Power Holdings (“Suntech”). We recorded an increase in the estimated fair value of the warrant of $0.2 million in the third quarter of 2010 compared to a decrease in fair value of $6.3 million in the same period of 2009. The change in the estimated fair value of the warrant is primarily driven by the change in the price of Suntech’s ordinary shares, which had a price per share of $9.64 and $16.63 at September 30, 2010 and December 31, 2009, respectively.

The increases in Other, net in the nine months ended September 30, 2010 compared to the prior year periods was mainly due to gains recognized as we sold our fixed income fund investments and the gain on our net investment hedge.

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Taxes	2010	2009	2010	2009
Dollars in millions
Income Tax Benefit	$(13.6)	$(6.3)	$(44.3)	$(34.9)
Income Tax Rate as a % of Income (Loss) before Income Taxes	(227.6)%	9.2%	165.3%	37.4%

During the three months ended September 30, 2010, we recorded an income tax benefit of $13.6 million and an effective tax rate of negative 277.6% compared to an income tax benefit of $6.3 million and an effective tax rate of 9.2% for the three months ended September 30, 2009. The income tax benefit for the third quarter of 2010 is primarily attributed to a taxable loss in the U.S. offset by taxable income in lower rate jurisdictions. We recorded a tax benefit on the U.S. tax loss because there is sufficient taxable income in the allowable carry-back period to absorb the loss.

During the nine months ended September 30, 2010, we recorded an income tax benefit of $44.3 million compared to an income tax benefit of $34.9 million for the nine months ended September 30, 2009. The effective tax rate was 165.3% and 37.4% for the nine months ended September 30, 2010 and 2009, respectively.

During the quarter ended June 30, 2010, we concluded the Internal Revenue Service (“IRS”) examination for the 2006 and 2007 years and, as a result, we recorded favorable and unfavorable adjustments to our accrual for uncertain tax positions. We received proposed taxable income adjustments from the IRS related to various cost allocations and taxable income adjustments attributable to our foreign operations. The settlement of those positions resulted in an increase to the accrual of $29.9 million. The resolution of these matters resulted in an assessment of $31.6 million, which included penalties and interest of $5.0 million, net of $2.3 million of federal benefit. Additionally, MEMC had uncertain tax positions for deductions and tax credits that were effectively settled during the exam which reduced the accrual by $51.0 million. The net effect to our tax provision for the closure of the exam was a $15.5 million tax benefit.

We are currently under examination by the IRS for the 2008 and 2009 tax years. Additionally, due to the carryback of our 2009 net operating loss for utilization against the 2007 tax liability, the IRS has re-opened the 2007 tax year for additional review. We believe it is reasonably possible that some portions of the examination could be completed within the next twelve months; however, the results of the examination and any potential settlement are not reasonably estimable at this time.

We believe our tax positions are in compliance with applicable tax laws and regulations. We routinely review our estimate for our uncertain tax positions and during the quarter ended September 30, 2010 increased the unrecognized benefit by $2.7 million. There is risk, however, that the amounts ultimately settled upon resolution of the audit could be materially different from the amounts previously included in our tax liabilities and, therefore, could have a material impact on our tax provision, net income, tax liabilities and cash flows.

	Three Months Ended September 30,		Nine Months Ended September 30,
Equity in Earnings of Joint Venture, Net of Tax	2010	2009	2010	2009
Dollars in millions
Equity in earnings of joint venture, net of tax	$(0.1)	$(2.5)	$7.2	$(5.8)

In the fourth quarter of 2009, our joint venture with Q-Cells SE (“Q-Cells”) completed the construction of a solar power plant and executed a contract to sell it to a third party. The joint venture did not recognize revenue related to the sales contract as of December 31, 2009 because there were certain conditions or administrative prerequisites that had not yet occurred to permit revenue recognition. Specifically, these prerequisites included transfer of title and legal change in ownership upon the registration of the buyer in the German commercial registry as the new owner; acceptance by the financing banks of changes proposed by the buyer to the loan financing put in place by the joint venture and the need of the project entities to acquire all assets and permits necessary to operate their respective business. This contract resulted in the joint venture recognizing an impairment on the plant assets for the three months ended December 31, 2009. MEMC’s share of the impairment was approximately $3.0 million in the fourth quarter of 2009, with an additional $1.5 million impairment recognized in the first quarter of 2010 when concessions were made to the pre-negotiated sales price. The impairment of MEMC’s investment in the joint venture was recorded in the statement of operations as equity in earnings of joint venture, net of tax.

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

In the three months ended September 30, 2010 the equity in earnings of joint venture, net of tax of $0.1 million for the three months ended September 30, 2010 relates to our Jiangsu Huantai JV.

FINANCIAL CONDITION

Cash and cash equivalents decreased $44.6 million from $632.7 million at December 31, 2009 to $588.1 million at September 30, 2010. See additional discussion in Liquidity and Capital Resources below.

Short-term and long-term investments of $88.8 million at September 30, 2010 decreased $294.7 million from $383.5 million at December 31, 2009. This decrease was primarily due to sales and maturities of available for sale and trading investments of $174.8 million and $38.4 million, respectively. We also received cash related to our joint venture with Q-Cells of $77.6 million. These decreases were slightly offset by the investment of $10.0 million in a joint venture with Jiangsu Huantai Group Co. Ltd and the $7.1 million investment in the First Reserve Partnership, as well as changes in the fair value of our remaining investments.

Net accounts receivable of $251.9 million at September 30, 2010 increased $78.6 million from $173.3 million at December 31, 2009. The increase was primarily attributable to the larger volume of sales taking place in the third quarter of 2010 compared to the fourth quarter of 2009 and is also related to the timing of collections.

Our solar energy systems inventories, including our consolidated VIEs, increased $260.2 million to $280.5 million at September 30, 2010 from $20.3 million at December 31, 2009. Inventories primarily increased as a result of the increase in work in process construction related to SunEdison for several large solar energy systems expected to be sold as direct sales. Solar Materials and Semiconductor Materials inventories remained flat from December 31, 2009.

Income taxes receivable decreased from $72.5 million at December 31, 2009 to $14.6 million at September 30, 2010 due to income tax refunds received.

Prepaid, deposits and other current assets increased from $87.0 million at December 31, 2009 to $214.4 million at September 30, 2010. This increase was mainly due to an increase in value added tax receivable of $49.8 million, an increase in product due from vendors of $28.0 million, an increase in refundable deposits of $30.1 million and an increase in prepaid interest of $9.1 million.

Our net property, plant and equipment, including our consolidated VIEs, increased $409.7 million to $1,870.4 million at September 30, 2010 from $1,460.7 million at December 31, 2009. This increase was primarily due to capital expenditures of $236.9 million and the construction of solar energy systems of $178.6 million that we expect will be financing sale-leasebacks or held systems which will remain as property, plant and equipment that will generate electricity revenues in the future. The remaining capital expenditures related to expansions at our plants in Merano, Italy; Pasadena, Texas; and Hsinchu, Taiwan, as well as the construction of our plant in Kuching, Malaysia. The increase also resulted from $41.5 million of property, plant and equipment related to Solaicx, which we acquired in the third quarter of 2010. These increases were partially offset by depreciation expense of $112.0 million with the remaining difference mainly due to foreign currency changes. Included in property, plant and equipment is $103.2 million in net capital leases related to the Solar Energy segment at September 30, 2010.

Our net deferred tax assets totaled $167.1 million at September 30, 2010 (of which $31.9 million of current deferred tax assets was included in prepaid and other assets) compared to $127.1 million at December 31, 2009 (of which $31.8 million of current deferred tax assets was included in prepaid and other assets). The increase of $40.0 million in net deferred tax assets is primarily attributed to a future tax benefit of $32.6 million associated with deferred revenues of a certain subsidiary and a discrete tax benefit of $8.9 million associated with a planned remittance of the undistributed earnings of one of our foreign wholly owned subsidiaries to the United States in the foreseeable future. At September 30, 2010, we have valuation allowances of 37.5 million, primarily related to net operating losses acquired through the purchases of SunEdison and Solaicx, reducing our net deferred tax assets to $167.1 million. We believe that it is more likely than not, with our projections of future taxable income, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets (which have not been offset by a valuation allowance) at September 30, 2010.

Other assets increased $42.4 million to $133.5 million at September 30, 2010 from $91.1 million at December 31, 2009. The increase mainly related to an increase in refundable deposits of $32.9 million related to the solar wafer supply agreements.

Goodwill increased from $285.3 million at December 31, 2009 to $342.2 million at September 30, 2010. This increase was mainly due to our acquisition of Solaicx, which increased goodwill by $56.4 million.

Intangible assets, net increased $14.6 million to $61.3 million at September 30, 2010 from $46.7 million at December 31, 2009. Of this increase, $21.0 million related to the intangible assets acquired as part of the Solaicx acquisition. The increase was offset by amortization of $7.6 million.

Long-term debt, short-term debt and capital leases, including our consolidated VIEs, increased to $604.1 million at September 30, 2010 from $416.6 million at December 31, 2009. This increase of $187.5 million was mainly due to solar energy system financing incurred during the first nine months of 2010 of $72.3 million in connection with the completion and financing of 23 systems totaling 11.2 megawatts and system construction financing of approximately $70.0 million. On December 23, 2009, we entered into a corporate revolving credit with several U.S. banks (the “Corporate Credit Facility”). The Corporate Credit Facility provides for a $250.0 million revolving credit facility and has a term of three years. We borrowed $50.0 million on our Corporate Credit Facility. These increases were partially offset by payments made on outstanding debt and capital leases.

Accounts payable of $219.3 million at December 31, 2009 increased $323.7 million to $543.0 million at September 30, 2010. Accounts payable increased $208.9 million due to the construction of solar energy systems inventories including the Rovigo plant noted above. In addition, accounts payable related to capital expenditures increased $66.2 million. The increase also related to accounts payable at Solaicx of $12.4 million.

Short-term customer deposits decreased $16.3 million to $67.3 million at September 30, 2010 from $83.6 million at December 31, 2009. The amendment of our long-term agreement with Conergy discussed above includes MEMC permanently retaining $21.1 million of previously refundable deposits currently held by us which have been reclassified from short-term customer deposits to deferred revenue. In addition, $7.0 million of short-term deposits were no longer required to be repaid in the next twelve months and have therefore been classified as long-term. These decreases were offset by additional deposits provided of $9.3 million.

Deferred revenue for solar energy systems increased $78.2 million to $81.5 million at September 30, 2010 from $3.3 million at December 31, 2009. The increase was comprised mainly of the customer deposits obtained for the Rovigo plant noted above.

Other long-term liabilities decreased $129.3 million to $180.7 million at September 30, 2010 from $310.0 million at December 31, 2009, mainly due to the contingent consideration related to the acquisition of SunEdison now classified as current, as well as the conclusion of the IRS examination for the 2006 and 2007 years during the period. As a result, we recorded favorable and unfavorable adjustments to the accrual for uncertain tax positions. We received proposed taxable income adjustments from the IRS related to various cost allocations and taxable income adjustments attributable to our foreign operations. The settlement of those positions resulted in an increase to the accrual of $29.9 million and an assessment of $24.3 million. Additionally, we had uncertain tax positions for deductions and tax credits that were effectively settled during the exam and reduced the accrual by $51.0 million.

The change in accumulated other comprehensive income from $33.0 million at December 31, 2009 to $38.6 million at September 30, 2010 is mainly due to the net translation adjustments recorded as a result of translating to U.S. Dollars the financial statements of our foreign subsidiaries with functional currencies other than the U.S. Dollar including the Euro, Japanese Yen and Korean Won.

LIQUIDITY AND CAPITAL RESOURCES

In the nine months ended September 30, 2010, cash provided by operating activities was $61.0 million compared to $13.6 million in the nine months ended September 30, 2009. This increase can be attributed to cash flows from overall increases in profitability and increased accounts payable due to increased solar energy system construction related costs, offset by increases in inventories related to solar energy systems, as well as increased working capital.

Cash used in investing activities increased to $299.4 million in the nine months ended September 30, 2010 compared to $101.8 million used in the nine months ended September 30, 2009, primarily as a result of the construction of solar energy systems, other capital expenditures and cash paid for the acquisition of Solaicx, offset by proceeds from the sale and maturities of investments and a cash distribution from an equity method investment. Capital expenditures in 2010 primarily relate to increasing our polysilicon and 300 millimeter capacity, expanding capability for our next generation products in the Semiconductor Materials segment and the construction of our solar wafer manufacturing facility in Kuching, Malaysia.

Cash provided by financing activities was $191.9 million in the nine months ended September 30, 2010 compared to $108.3 million used in the nine months ended September 30, 2009. The change in cash provided by financing activities was mainly due to proceeds from solar energy systems financing of $191.8 million and proceeds from other financing obligations of $50.0 million. Approximately $43.3 million of the financing related to solar energy systems was transferred to and assumed by the buyer upon the sale of certain systems during the quarter ended March 31, 2010 in a non-cash transaction. In addition, we used $28.8 million of cash in repayments on customer deposits related to long-term supply agreements in the first nine months of 2010 compared to $90.2 million in the same period of 2009. The current period repayments of customer deposit consist of the constructive receipt of non-refundable deposits due to the amendment with Conergy discussed above and the corresponding reduction in refundable deposits of $19.1 million, as well as the application of the deposits against accounts receivable of $8.1 million.

We have non-solar energy system short-term committed financing arrangements renewable annually of approximately $24.5 million at September 30, 2010, of which there were no short-term borrowings outstanding at September 30, 2010. Of the $24.5 million committed short-term financing arrangements, $15.3 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings. We have non-solar energy system long-term committed financing arrangements of approximately $306.7 million at September 30, 2010, of which $77.7 million is outstanding. Of the $306.7 million committed long-term financing arrangements, $149.0 million is unavailable because it relates to the issuance of third party letters of credit.

On December 23, 2009, we entered into a corporate revolving credit with several U.S. banks (the “Corporate Credit Facility”). The Corporate Credit Facility provides for a $250.0 million revolving credit facility and has a term of three years. The facility contains an accordion feature, allowing us to request an increase in the size of the facility, up to an aggregate of $400.0 million, upon terms to be agreed upon by the parties at the time of such request. During the third quarter of 2010, we amended the agreement to add more favorable liquidity terms, as well as increased surety and letter of credit capacity.

Interest on borrowings under the Corporate Credit Facility, as amended, will be based on our election at LIBOR plus an applicable margin (currently 2.50%) or at a defined prime rate plus an applicable margin (currently 1.50%). The Corporate Credit Facility also provides for us to pay various fees, including a commitment fee (currently 0.50%) on the lenders’ commitments. The Corporate Credit Facility contains certain covenants typical for credit arrangements of this size, including covenants relating to a consolidated interest charge ratio, consolidated leverage ratio and a minimum liquidity ratio. Repayment of any amounts borrowed under the facility is guaranteed by certain of our subsidiaries. The obligations of MEMC and the guaranty obligations of the subsidiaries are secured by a pledge of the capital stock of certain domestic and foreign subsidiaries of MEMC. The other assets of MEMC are not pledged as security for the facility. As of September 30, 2010, we had $50.0 million outstanding borrowings under this facility. We also had approximately $143.0 million of outstanding third party letters of credit backed by this facility at such date. We met all covenants under this facility at September 30, 2010.

In May 2010, SunEdison entered into an agreement with First Reserve to establish an entity to provide for the purchase of solar photovoltaic energy projects, the First Reserve Partnership, identified by SunEdison. The initial equity commitment of $167 million for the entity will be contributed by First Reserve and SunEdison over time in proportion to each party’s ownership interest of 90.1% and 9.9%, respectively. Solar photovoltaic energy projects are planned to be sold to the First Reserve Partnership based on acceptance by the entity. SunEdison has invested $7.1 million in the First Reserve Partnership as of September 30, 2010.

We have entered into two long-term agreements with subcontractors to manufacture solar wafers for us. In the agreements, MEMC will provide polysilicon and related materials to be used in the production of the solar wafers. To guarantee the product commitment, MEMC will provide refundable deposits totaling $62.5 million to be used to the extent any contractual volume is cancelled or postponed, of which $43.0 million was provided during the nine months ended September 30, 2010. In one agreement, we have committed to minimum purchase costs of $3.3 million in 2010 and then $119.2 million in 2011. The commitment schedule for the years thereafter will be negotiated in 2011. In the other agreement, we have committed to minimum purchase costs of $35.3 million, $87.1 million, $83.4 million, $80.9 million and $78.9 million in 2010, 2011, 2012, 2013 and 2014, respectively.

Beginning in the second quarter of 2010, we entered into agreements to purchase certain raw materials in order to meet our future production requirements. These agreements require us to purchase approximately $412.0 million of raw materials over the next three years, with approximately $80.6 million to be purchased during the next twelve months.

We have approximately $522.6 million of capital lease and finance obligations for solar energy systems which are included in separate legal entities. The individual capital lease and finance obligations have recourse to those separate legal entities but no recourse to the MEMC parent or SunEdison parent legal entities. These obligations may also include limited guarantees by the MEMC parent or SunEdison parent legal entities related to operations, maintenance and certain indemnities.

These solar energy system obligations generally were provided under master lease agreements, which issued financing for solar energy systems that met pre-established master lease criteria. MEMC has approximately $125.5 million of potential financing available for future solar energy systems under four such master lease agreements, subject to acceptance of specific systems by the master trustee.

The construction of solar projects will require working capital during the construction phase, and we expect this working capital funding will be sourced from corporate cash and investments or current or future project financing arrangements. However, there can be no guarantees that additional sources of financing will be obtained with terms acceptable to us. Upon completion of a project, it is our expectation the solar energy system will either be sold or will be financed by system specific nonrecourse debt or sale-leaseback, thus replenishing the working capital used during the construction.

We believe that, based on our current cash, cash equivalents and investment balances of approximately $676.9 million at September 30, 2010, our expected operating cash flows and our $250 million Corporate Credit Facility, we have the financial resources needed to meet business requirements for at least the next 12 months, including capital expenditures and working capital requirements. With the addition of SunEdison and our expansion into the development of solar power plants, we expect to have increased liquidity requirements in 2010 and beyond. As a result, we have strategically reduced our longer-term financial investments to better align with our short-term needs. We may need to make investments in working capital to fund solar projects and expect the funding of this working capital will be sourced from both corporate cash and investments, and project finance. If our financial performance, the growth in SunEdison, or the capital expenditures required to fund our Semiconductor Materials or Solar Materials segments change from our current assumptions, we may choose to access the capital markets in order to execute our operating plan. There can be no assurance that capital will be available to the Company on favorable terms or at all.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. We have separately presented and reclassified for comparison purposes the corresponding prior year amounts for inventories, property, plant and equipment, current portion and long term portion of debt, and deferred revenue. In accordance with the presentation requirements for consolidated variable interest entities (“VIEs”), which we adopted on January 1, 2010, we have separately presented the material assets and liabilities of these VIEs on our Consolidated Balance Sheets. We discuss our adoption of the reporting requirements for consolidated VIEs in the new significant accounting policies below. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2009. The significant changes to our critical accounting policies and estimates since December 31, 2009 relate to revenue recognition, energy credits and incentives and variable interest entities, all described below.

Revenue Recognition

Materials Businesses

Revenue is recognized in our Semiconductor Materials and Solar Materials business segments for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed and determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment for non-consignment orders. In the case of consignment orders, title passes when the customer pulls the product from the assigned storage facility or storage area or, if the customer does not pull the product within a contractually stated period of time (generally 60–90 days), at the end of that period, or when the customer otherwise agrees to take title to the product. Our wafers are generally made to customer specifications and we conduct rigorous quality control and testing procedures to ensure that the finished wafers meet the customer’s specifications before the product is shipped. We consider international shipping term definitions in our determination of when title passes. We defer revenue for multiple element arrangements based on an average fair value per unit for the total arrangement when we receive cash in excess of fair value. We also defer revenue when pricing is not fixed or determinable or other revenue recognition criteria is not met.

In connection with our long-term solar wafer supply agreements and subsequent amendments for our Solar Materials segment, we have received various equity instruments and other forms of additional consideration. In each case, we have recorded the estimated fair value of the additional consideration to long-term deferred revenue and will recognize the deferred revenue on a pro-rata basis as product is shipped over the life of the agreements.

Solar Energy Business (SunEdison)

Solar energy system sales involving real estate

We recognize revenue for solar energy system sales with the concurrent sale or the concurrent lease of the underlying land, whether explicit or implicit in the transaction in accordance with Accounting Standards Codification (“ASC”) 360-20, Real Estate Sales. For these transactions we evaluate the solar energy system to determine whether the equipment is integral equipment at the time of original installation to the real estate; therefore, the entire transaction is in substance the sale of real estate and subject to revenue recognition under ASC 360-20. A solar energy system is determined to be integral equipment when the cost to remove the equipment from its existing location, ship, and reinstall at a new site, including any diminution in fair value, exceeds 10 percent of the fair value of the equipment at the time of original installation. For those transactions subject to ASC 360-20, we recognize revenue and profit using the full accrual method once the sale is consummated, the buyer’s initial and continuing investments are adequate to demonstrate its commitment to pay, our receivable is not subject to any future subordination, and we have transferred the usual risk and rewards of ownership to the buyer. If these criteria are met and we execute a sales agreement prior to the delivery of the solar energy system and have an original construction period of three months or longer, we recognize revenue and profit under the percentage of completion method of accounting applicable to real estate sales. For the three and nine months ended September 30, 2010, there were no revenue or profit recorded under this method. If the criteria for recognition under the full accrual method are met except that the buyer’s initial and continuing investment is less than the level determined to be adequate, then we will recognize revenue using the installment method. Under the installment method, we record revenue up to our costs incurred and apportion each cash receipt from the buyer between cost recovered and profit in the same ratio as total cost and total profit bear to the sales value.

If we retain some continuing involvement with the solar energy system and do not transfer substantially all of the risks and rewards of ownership, profit shall be recognized by a method determined by the nature and extent of our continuing involvement, provided the other criteria for the full accrual method are met. In certain cases, we may provide our customers guarantees of system performance or uptime for a limited period of time and our exposure to loss is contractually limited based on the terms of the applicable agreement. In accordance with real estate sales accounting guidance, the profit recognized is reduced by our maximum exposure to loss (and not necessarily our most probable exposure), until such time that the exposure no longer exists.

Other forms of continuing involvement that do not transfer substantially all of the risks and rewards of ownership preclude revenue recognition under real estate accounting and require us to account for any cash payments using the deposit method. Such forms of continuing involvement may include default remedies that provide SunEdison with the option or obligation to repurchase the solar energy system. Continuing involvement described above would include, but not be limited to, operation and maintenance agreements, power warranties and up-time guarantees. Under this method, deposits received from customers are reported as deferred revenue for solar energy systems on the consolidated balance sheets.

Solar energy system sales not involving real estate

We recognize revenue for solar energy system sales without the concurrent sale or the concurrent lease of the underlying land at the time a sale arrangement with a third party is executed, delivery has occurred and we have determined that the sales price is fixed or determinable and collectible. For transactions that involve a construction period of three months or longer, we recognize the revenue in accordance with ASC 605-35, Construction-Type and Production-Type Contracts, using the percentage of completion method, measured by expended labor hours to total estimated labor hours at completion for each transaction. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs, and travel costs. Selling, general, and administrative costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recognized in full during the period in which such losses are determined. Changes in job performance, job conditions, and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenue, and are recognized in the period in which the revisions are determined. We have recognized revenue of $5.4 million and costs of $5.1 million on a percentage of completion basis year-to-date through September 30, 2010.

We often construct solar energy systems for which we do not have a fixed-price construction contract and, in certain instances, we may construct a system and retain ownership of the system. For these projects, we earn revenues associated with the energy generated by the solar energy system, capitalize the cost of construction to solar energy system property plant and equipment and depreciate the system over its estimated useful life. For solar energy systems under construction for which we intend to retain ownership and finance the system, we recognize all costs incurred as solar system construction-in-progress.

Sale with a leaseback

We are a party to master lease agreements that provide for the sale and simultaneous leaseback of certain solar energy systems constructed by us. We must determine the appropriate classification of the sale/leaseback on a project-by-project basis because the terms of the solar energy systems lease schedule may differ from the terms applicable to other solar energy systems. In addition, we must determine if the solar energy system is considered integral equipment to the real estate upon which it resides. We do not recognize revenue on the sales transactions for any sales with a leaseback. Instead, revenue is recognized through the sale of electricity and energy credits which are generated as energy is produced. The terms of the lease and whether the system is considered integral to the real estate upon which it resides may result in either one of the following sale/leaseback classifications:

Sale/capital leaseback

Sale/capital leaseback classification occurs when the terms of the lease schedule for a solar energy system result in a capital lease classification. Generally, this classification occurs when the term of the lease is greater than 75% of the estimated economic life of the solar energy system. Under a capital lease, a capitalized leased asset and obligation is recorded at the present value of the minimum lease payments. Any gain on the sale is recorded as a reduction of the capitalized leased asset which is then recognized to cost of goods sold through reduced depreciation expense over the life of the asset. For the nine months ended September 30, 2010, there were no sales which resulted in this accounting.

Financing sale/leaseback

The financing method is applicable when we have determined that the assets under the lease are real estate. Generally, this occurs due to either a transfer of land or the transfer of a lease involving real estate and the leased equipment is integral equipment to the real estate. A sale/leaseback is classified as a financing sale/leaseback if we have concluded the leased assets are real estate, and we have an option to repurchase the assets under our master lease agreements, which would constitute continuing involvement.

Under a financing sale/leaseback we do not recognize any upfront profit because a sale is not recognized. The full amount of the financing proceeds is recorded as a liability and a portion of the lease payments are classified as interest expense. The payments to the lessor under the financing transaction for the minimum lease payments are considered interest expense and we expect to recognize a gain on the final payment of debt at the end of the lease term.

Operations and maintenance

Operations and maintenance revenue is billed and recognized as services are performed. Energy services revenue, generated by energy system rentals, is paid by the customer for the electricity generated. We also provide maintenance and monitoring services. Costs of these revenues are expensed in the period they are incurred.

Energy Credits and Incentives

For SunEdison-owned or capitalized solar energy systems in the U.S., we may receive incentives or subsidies from various state governmental jurisdictions in the form of renewable energy credits (“RECs”). In the State of California, we may also receive performance-based incentives (“PBIs”) from public utilities in connection with a program sponsored by the State of California. The

Solar Energy segment recorded total PBI and REC revenue of $9.4 million and $20.8 million, respectively, in the three and nine months ended September 30, 2010. Both the RECs and PBIs are based on the actual level of output generated from the system. RECs are generated as our solar energy systems generate electricity. Typically, SunEdison enters into five to ten year binding contractual arrangements with utility companies or other investors who purchase RECs at fixed rates. REC revenue is recognized at the time SunEdison has transferred a REC pursuant to an executed contract relating to the sale of the RECs to a third party. For PBIs, production from SunEdison-operated systems is verified by an independent third party and, once verified, revenue is recognized based on the terms of the contract and the fulfillment of all revenue recognition criteria. There are no penalties in the event electricity is not produced for PBIs. However, if production does not occur on the systems for which we have sale contracts for our RECs, we may have to purchase RECs on the spot market or pay specified contractual damages. Historically, we have not had to purchase material amounts of RECs to fulfill our REC sales contracts.

Recording of a sale of RECs and receipt of PBIs under U.S. GAAP are accounted for under ASC 605, “Revenue Recognition.” There are no differences in the process and related revenue recognition between REC sales to utilities and non-utility customers. Revenue is recorded when all revenue recognition criteria are met, including: there is persuasive evidence an arrangement exists (typically through a contract), services have been rendered through the production of electricity, pricing is fixed and determinable under the contract and collectability is reasonably assured. For RECs, the revenue recognition criteria are met when the energy is produced and a REC is generated and transferred to a third party pursuant to a contract with that party fixing the price for the REC. For PBIs, revenue is recognized upon validation of the kilowatt hours produced from a third party metering company because the quantities to be billed to the utility are determined and agreed to at that time.

Variable Interest Entities

SunEdison’s business generally involves the formation of special purpose vehicles (referred to as “project companies”) to own the project assets, and execute agreements for the construction and maintenance of the assets, as well as power purchase agreements or feed in tariff agreements with a buyer who will purchase the electricity generated from the plant once it is operating. SunEdison may establish joint ventures with non-related parties to share in the risks and rewards associated with solar energy system development, which are facilitated through equity ownership of a project company. The project companies engage SunEdison to engineer, procure, and construct the solar power plant and may separately contract with SunEdison to perform predefined operational and maintenance services post construction. The Company evaluates the terms of those contracts as well as the joint venture agreements to determine if the entity is a variable interest entity, as well as if SunEdison is the primary beneficiary.

Effective January 1, 2010, we adopted new accounting, presentation, and disclosure requirements related to VIEs which did not impact our conclusion of the consolidation of our VIEs that were consolidated under the previous guidance. Accordingly, there was no impact to our financial position on the date of adoption. During 2010, we became investors in several new VIEs.

VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders, as a group, lack one or more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses, or (c) right to receive expected residual returns. VIEs must be evaluated quantitatively and qualitatively to determine the primary beneficiary, which is the reporting entity that has (1) the power to direct activities of a VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. A VIE should have only one primary beneficiary, but may not have a primary beneficiary if no party meets the criteria described above.

To determine a VIE’s primary beneficiary, an enterprise must perform a qualitative assessment to determine which party, if any, has the power and benefits. Therefore, an enterprise must identify which activities most significantly impact the VIE’s economic performance and determine whether it, or another party, has the power to direct those activities. When evaluating whether we are the primary beneficiary of a VIE, and must therefore consolidate the entity, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. If that evaluation is inconclusive as to which party absorbs a majority of the entity’s expected losses or residual returns, a quantitative analysis is performed to determine who the primary beneficiary is.

For our consolidated VIEs, we have presented separately on our Consolidated Balance Sheets, to the extent material, the assets of our consolidated VIEs that can only be used to settle specific obligations of the consolidated VIE, and the liabilities of our consolidated VIEs for which creditors do not have recourse to our general credit.

We are the primary beneficiary of nine VIEs that we consolidate, five of which existed as of December 31, 2009 and were consolidated by the Company under the previous guidance. The Company did not recognize any gain or loss on the initial consolidation of each VIE.

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

In April 2010, the FASB issued Accounting Standards Update 2010-17 (“ASU 2010-17”), which updates the current guidance pertaining to milestone method revenue recognition included in ASC Topic 605. We do not expect the adoption of ASU 2010-17 to have a material impact on our consolidated results of operations and financial condition.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Form 10-Q contains “forward-looking” statements within the meaning of the Securities Litigation Reform Act of 1995, including those concerning our expectation that we will recognize a gain on the extinguishment of debt at the end of the lease term in our financing sale/leaseback transactions; our statement that we do not expect the adoption of ASU 2010-17 to have a material impact on our consolidated results of operations and financial condition; our expectation that $3.6 million will be reclassified into cost of goods sold within the next twelve months for our currency forward contracts designated as effective cash flow hedges; our expectation that we will make the earnout payout to SunEdison unit holders within the next 12 months; our expectation that the remaining proceeds from the sale of the Q-Cells solar power plant will be returned to the joint venture parties within the next twelve months; our expectation that Santander’s interest will be eliminated within the next twelve months upon the eventual sale of the project entities; our belief that it is more likely than not, with our projections of future taxable income, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets at September 30, 2010; our belief that it is reasonably possible that some portions of our IRS tax audit could be completed within the next twelve months; our belief that our tax positions are in compliance with applicable tax laws and regulations; our expectations regarding the timing of recognition of compensation cost related to stock options and restricted stock units; our expectation that at the time the sale of Rovigo is consummated, a significant portion of the profit will be deferred due to a power warranty and up-time guarantee and commercial warranties, and will be recognized to earnings once these warranties and guarantees expire; our expectation that our two one megawatt projects in Italy will receive the second and final payment during the fourth quarter of 2010 upon interconnection; our expectation that the 17.3 megawatt project with Duke Energy in North Carolina will be completed during the fourth quarter of 2010; our expectation that raw polysilicon sales will remain low as our wafer sales grow and we continue to allocate the polysilicon for internal use; primarily in cost of goods sold, because a majority of those employees affected were manufacturing facility employees; expect the 2009 U.S. Plan to be completed in the first quarter of 2012; our expectation that the 2009 U.S. Plan actions will affect approximately 540 employees in the United States; our expectation that we will incur total severance charges related to the terminations of approximately $20.0 million; our expectation that we will make the related severance payments at the time of the final production dates for the facilities through the first quarter of 2012; our statement that we anticipate charges of approximately $31.1 million for other related move costs and contract terminations associated with the closings which will be expensed as incurred until the final production date in the respective U.S. facilities; our estimation that we will incur approximately $51.1 million in cash costs classified as restructuring expenses; our estimation that the facility closings will result in an annualized savings beginning in the second quarter of 2011 of approximately $8 million, rising to approximately $55 million of annualized savings beginning in the first quarter of 2012; our expectation that several large solar energy systems are expected to be sold as direct sales; our expectation that solar energy systems of $178.6 million will be capitalized sale-leasebacks or held systems which will remain as property, plant and equipment that will generate electricity revenues in the future; our expectation that the working capital funding required during construction of solar systems will be sourced from corporate cash and investments or current or future project financing arrangements; our expectation that upon completion of a project, the solar energy system will either be sold or will be financed by system specific nonrecourse debt or sale-leaseback, thus replenishing the working capital used during the construction; our belief that, based on our current cash, cash equivalents and investment balances of approximately $676.9 million at September 30, 2010, our expected operating cash flows and our $250 million Corporate Credit Facility, we have the financial resources needed to meet business requirements for at least the next 12 months, including capital expenditures and working capital requirements; our statement that we may need to make investments in working capital to fund solar projects and expect the funding of this working capital will be sourced from both corporate cash and investments, and project finance; and our statement that we may choose to access the capital markets in order to execute our operating plan. Such statements involve certain risks and uncertainties that could cause actual results to differ materially from those in the forward-looking statements. Potential risks and uncertainties include concentrated project development risks related to large scale solar projects; changes to accounting interpretations or accounting rules; market demand for our products and services; changes in the pricing environment for silicon wafers and polysilicon, as well as solar power systems; the availability and size of government and economic incentives to adopt solar power, including tax policy and credits and renewable portfolio standards; the availability of attractive project finance and other capital for SunEdison projects; existing or new regulations and policies governing the electric utility industry; historical conversion rates for SunEdison of pipeline into completed projects will not be achieved; dependence on single and limited source suppliers; utilization of our manufacturing volume and capacity; the terms of any potential future amendments to our long-term agreements with our solar wafer customers; general economic conditions, including the ability of our customers to pay their debts as they become due; our ability to realize the benefits of announced closing and restructurings; our ability to maintain future growth; failure of third-party subcontractors to construct and install our solar energy systems; customer acceptance of our new products; the impact of competitive products and technologies; inventory levels of our customers; supply chain difficulties or problems; interruption of production; outcome of pending and future litigation matters; good working order of our manufacturing facilities; our ability to reduce manufacturing and operating costs; assumptions underlying management’s financial estimates; delays in capacity expansion and the restructuring of our manufacturing operations across different plants; actions by competitors, customers and suppliers; changes in the retail industry; changes in federal or state laws governing utilities; damage to our brand; the integration of the SunEdison acquisition, the Solaicx acquisition and future acquisitions; changes in product specifications and manufacturing processes; changes in financial market conditions; changes in foreign economic and political conditions; changes in the composition of worldwide taxable income; changes in technology; the impact of competitive products and technologies; changes in interest and currency exchange rates and other risks described in the company’s filings with the Securities and Exchange Commission, including MEMC’s annual report on Form 10-K for the year ended December 31, 2009, quarterly report on Form 10-Q for the quarter ended March 31, 2010 and quarterly report on Form 10-Q for the quarter ended June 30, 2010. These forward-looking statements represent the company’s judgment as of the date of this document. The company disclaims, however, any intent or obligation to update these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change to MEMC’s market risks since December 31, 2009. Please refer to “Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the fiscal year ended December 31, 2009. Also see Note 5 to our unaudited condensed consolidated financial statements included herein.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2010, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting

There have been no changes in MEMC’s internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, MEMC’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors discussed under “Cautionary Statements Regarding Forward Looking Statements” above and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2009, our quarterly report on Form 10-Q for the period ended March 31, 2010 and our quarterly report on Form 10-Q for the period ended June 30, 2010. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Since 2007, our Board of Directors had in place a share repurchase program. There were no repurchases during the third quarter of 2010.

Item 6.	Exhibits.

Exhibit Number	Description
3-(i)	Restated Certificate of Incorporation of MEMC (incorporated by reference to Exhibit 3-a of MEMC’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of MEMC as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of MEMC’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of MEMC as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of MEMC’s Form 10-Q for the Quarter ended September 30, 2002)

3(ii)	Restated By-laws of MEMC (Incorporated by reference to Exhibit 3.1 of MEMC’s Form 8-K filed on February 25, 2010)

10.71	Second Amendment to Credit Agreement dated as of September 30, 2010, among MEMC, Bank of America, N.A., as administrative agent, and the various lenders signatory thereto

31.1	Certification by the Chief Executive Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of MEMC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

/s/ Timothy C. Oliver
November 9, 2010	Name:	Timothy C. Oliver
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description
10.71	Second Amendment to Credit Agreement dated as of September 30, 2010, among MEMC, Bank of America, N.A., as administrative agent, and the various lenders signatory thereto

31.1	Certification by the Chief Executive Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of MEMC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document