Form 10-K
period 2010-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2011-02-22
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s Common Stock held by nonaffiliates of the registrant, based upon the closing price of such stock on June 30, 2010 of $9.88 as reported by the New York Stock Exchange, and 227,416,482 shares outstanding on such date, was approximately $2,246,874,842. The number of shares outstanding of the registrant’s Common Stock as of February 18, 2011, was 230,310,008 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the registrant’s 2010 Annual Report to Stockholders (Part I and Part II)

2. Portions of the registrant’s 2011 Proxy Statement (Part III)

PART I

Item 1.	Business

Overview

MEMC is a global leader in the development, manufacture, and sale of silicon wafers, and with the acquisition of SunEdison in 2009, a major developer and seller of photovoltaic energy solutions. MEMC is organized by end market, with three business segments: Semiconductor Materials, Solar Materials, and Solar Energy. Semiconductor Materials provides silicon wafers ranging from 100 millimeter (4 inch) to 300 millimeter (12 inch) as the base material for the production of semiconductor devices. Solar Materials sells silicon wafers, primarily 156 millimeter, for solar applications. Depending on market conditions, MEMC may also sell intermediate silicon products such as polysilicon and silane to solar cell manufacturers, flat panel display producers, or other markets. MEMC’s Solar Energy segment (SunEdison) designs, develops, installs, finances and monitors solar energy systems and facilitates the sale of solar generated electricity. Through SunEdison, MEMC is one of the world’s leading developers of solar energy projects and, we believe, one of the most geographically diverse. MEMC’s technology leadership in silicon and downstream solar are enabling the company to expand its customer base and lower costs throughout the silicon supply chain.

Until our acquisition of SunEdison, we were engaged in one reportable industry segment—the design, manufacture and sale of silicon wafers—which was conducted as our Materials Business. From the time of the SunEdison acquisition until the end of fiscal 2009, we were engaged in two reportable segments, Materials Business and Solar Energy (SunEdison). Effective January 1, 2010, we reorganized our historical materials business operations into two separate businesses, and since that time have been engaged in three reportable industry segments:

•	Semiconductor Materials;

•	Solar Materials; and

•	Solar Energy (SunEdison).

Financial segment information for our three reportable segments for 2010 is contained in our 2010 Annual Report, which information is incorporated herein by reference. See Note 23, Notes to Consolidated Financial Statements.

We were formed in 1984 as a Delaware corporation and completed our initial public stock offering in 1995. Our corporate structure includes, in addition to our wholly owned subsidiaries, an 80%-owned consolidated joint venture in South Korea (MEMC Korea Company or MKC). We also have eight 50% owned consolidated joint ventures related to the construction and operation of solar energy systems.

Our principal executive offices are located at 501 Pearl Drive (City of O’Fallon), St. Peters, Missouri 63376, and our telephone number is (636) 474-5000. Our website address is www.memc.com.

Semiconductor Materials Segment

Wafers for Semiconductor Applications. Almost all semiconductor devices are manufactured using silicon wafers. Wafers are becoming increasingly differentiated by specific physical and electrical characteristics such as flatness and defect free, uniform crystal structures. Semiconductor device manufacturers continue to evolve to devices with shrinking geometries with more stringent technical specifications. Wafers required to produce these next generation devices are being developed in larger sizes, with the 300 millimeter wafer now being the primary wafer diameter used today.

We offer wafers with a wide variety of features satisfying numerous product specifications to meet our customers’ exacting requirements. Our wafers vary in size, surface features, composition, purity levels, crystal properties and electrical properties. We provide our customers with a reliable supply of high quality wafers with consistent characteristics.

Our monocrystalline wafers for use in semiconductor applications range in size from 100 millimeter to 300 millimeter and are round in shape for semiconductor customers because of the nature of their processing equipment. Our wafers are used as the starting material for the manufacture of various types of semiconductor devices, including microprocessor, memory, logic and power devices. In turn, these semiconductor devices are used in computers, cellular phones and other mobile electronic devices, automobiles and other consumer and industrial products. Our monocrystalline wafers for semiconductor applications include four general categories of wafers: prime, epitaxial, test/monitor wafers and silicon-on-insulator (SOI) wafers. We commenced shipments of commercial quantities of SOI wafers in 2009.

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

We sell some of our semiconductor wafers to certain customers under consignment arrangements. Generally, these consignment arrangements require us to maintain a certain quantity of wafers in inventory at the customer’s facility or at a storage facility designated by the customer. Under these arrangements, we ship the wafers to the storage facility, but do not charge the customer or recognize revenue for those wafers until title passes to the customer. Title passes when the customer pulls the product from the assigned storage facility or storage area or, if the customer does not pull the product within a stated period of time (generally 60-90 days), at the end of that period, or when the customer otherwise agrees to take title to the product. Until that time, the wafers are considered part of MEMC’s inventory and are reflected on MEMC’s books and records as inventory. As such, these consignment arrangements are essentially inventory transfer arrangements. At December 31, 2010, we had approximately $25.0 million of inventory held on consignment, compared with approximately $18.9 million held on consignment at December 31, 2009.

Manufacturing. To meet our semiconductor wafer customers’ needs worldwide, we have established a global manufacturing network consisting of nine manufacturing facilities as of December 31, 2010. In an effort to reduce manufacturing costs and to shift manufacturing to locations closer to our customers, in 2009 we committed to terminate certain manufacturing in St. Peters, Missouri and Sherman, Texas. We intend to cease production of silicon crystal ingots and wafers at our Sherman, Texas plant and phase out all production at that plant by the third quarter of 2011. After this phasing out, we intend to sell the Sherman, Texas facility. We are in the process of transferring operations to our new semiconductor wafer manufacturing facility in Ipoh, Malaysia. We completed construction and commenced commercial shipments from this facility in the third quarter of 2010. MEMC corporate headquarters, research and development and advanced SOI manufacturing operations are expected to continue at the St. Peters facility. We have also invested significantly, and are continuing to invest to expand our 300 millimeter production capacity in South Korea.

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

Customers. Our semiconductor wafer customers include virtually all of the world’s major semiconductor device manufacturers, including the major memory, microprocessor and ASIC manufacturers, as well as the world’s largest foundries.

Competition. The market for semiconductor wafers is competitive. We compete globally and face competition from established manufacturers. Our major worldwide competitors are Shin-Etsu Handotai, SUMCO, Siltronic, LG Siltron and Covalent. Our wafers compete on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We believe we are competitive on these factors.

Solar Materials Segment

Wafers for Solar Applications. Our solar wafers are used as the starting material for crystalline solar cells. Customers using crystalline wafers for solar applications utilize wafers that are square or pseudo-square in nature so that they fit optimally into solar modules (panels) and convert energy from the sun into usable electrical energy.

Historically, the vast majority of our wafers for solar applications have been multicrystalline 156 millimeter square wafers. We believe the market for both multicrystalline wafers as well as monocrystalline wafers for solar applications will grow rapidly in the future. We have increased our ability to manufacture and sell monocrystalline wafers through the acquisition of Solaicx.

Manufacturing. We primarily utilize subcontractors to convert our polysilicon into wafers for solar applications. We also manufacture some monocrystalline wafers for solar applications internally. We are in the process of bringing our own solar wafer manufacturing facility in Kuching, Malaysia online, which we expect to ramp to commercial production in 2011. We intend to continue to use subcontractors for part of our solar wafer manufacturing needs.

During the second quarter of 2010, we entered into two long-term strategic take-or-pay agreements with subcontractors to manufacture solar wafers. These agreements will enable us to secure the manufacture of these wafers at predetermined prices over the contract terms. In the fourth quarter of 2010, we entered into a module production arrangement to strengthen our supply chain and provide lower cost modules for use in our SunEdison business. Going forward, we plan to procure modules through our Solar Materials segment to support our SunEdison business. In February 2011, we announced the formation of a joint venture with Samsung Fine Chemicals to produce high purity polysilicon to meet some of our internal polysilicon needs.

In May 2010, we entered into an equity method joint venture with Zhenjiang Huantai Silicon Science Ltd. Co. (formerly Jiangsu Huantai Group Co. Ltd) for the manufacture of multicrystalline ingots and wafers in Yangzhong City, Jiangsu Province, China (the “Zhenjiang Huantai JV”). The Zhenjiang Huantai JV will manufacture and supply silicon solar wafers to MEMC Singapore and other customers in the Chinese and international markets.

Raw Materials. The main raw material in our solar wafer production process is polysilicon. We use two types of polysilicon: granular polysilicon and chunk polysilicon. We produce all of our requirements for granular polysilicon at our facility in Pasadena, Texas. We produce chunk polysilicon in our Merano, Italy facility. We also buy a portion of our needs for chunk polysilicon pursuant to short- to medium-term agreements with other polysilicon manufacturers. Chunk polysilicon can be substituted for granular polysilicon, although our manufacturing throughput and yields could be adversely affected. We believe our ability to meet most of our polysilicon requirements through our in-house capabilities provides us with a potential advantage to compete more effectively. Although we completed initial expansions in our Pasadena facility and Merano facility in 2007 and 2008, we have also previously announced our plans to further expand our polysilicon production capacity over the next few years, and we continue to work toward these polysilicon capacity expansion targets. We completed Phase II of our expansion of our Merano, Italy facility in the third quarter of 2010, and we expect an additional expansion of this facility to come online in the second half of 2011. We sell limited amounts of polysilicon to third parties from time to time. We obtain our requirements for several raw materials, equipment, parts and supplies for solar wafer manufacturing from some sole suppliers.

Sales, Marketing and Customers. We executed long-term supply agreements with four major solar wafer customers between July 2006 and July 2008 with ten year terms that specify price and volume for the length of the agreements. In 2009, we amended the agreements with two of these customers to reduce the wafer prices and, in exchange, received an increase in minimum volumes to be purchased under the agreements. In January 2010, we amended our long-term supply agreement with a third customer to reduce wafer prices and significantly reduce minimum quantities. In addition to our four long-term supply agreement customers, we took steps in 2009 to expand and diversify our solar wafer customer base, adding over 20 additional customers. In 2010, we also entered into five solar wafer supply agreements with other customers. These agreements range in size and length, with one to three-year terms.

Competition. The market for solar materials is competitive. We compete globally and face competition from established manufacturers. Our major solar wafer competitors are LDK Solar, Renesola, M. Setek and SAS (Sino American Silicon Products). In addition, other vertically integrated solar companies such as GCL Poly, REC Group and LDK Solar, also compete in the solar materials market. Our wafers compete on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We believe we are competitive on these factors.

Solar Energy Segment (SunEdison)

SunEdison Overview. Our SunEdison business provides solar energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market to provide a more comprehensive service to our customers. Through our SunEdison subsidiary, we are a leading global solar energy services provider. As of December 31, 2010, SunEdison has interconnected over 393 solar power system systems representing 267MW of solar energy generating capacity. As of December 31, 2010, SunEdison had 78MW of projects under construction and 1.4 gigawatts (“GW”) in pipeline. We use the term “pipeline” to refer to solar energy systems for which SunEdison has a signed power purchase agreement (“PPA”) or a secured grid connection site and completed permitting, or a document of customer intent identifying the terms and conditions for development of the proposed project. There can be no assurance that pipeline will be converted into completed projects or generate revenues.

We provide our customers with a simplified and economical way to purchase renewable energy, by delivering solar power to them under long-term power purchase arrangements with customers or feed-in tariff arrangements with government entities and utilities. Our SunEdison business is heavily dependent upon government subsidies, including U.S. federal incentive tax credits, state-sponsored energy credits and foreign feed-in tariffs. Our current SunEdison business would not be profitable without these incentives. Our customers pay us only for the electricity output generated by the solar energy systems we install on their rooftops, or other property, thereby avoiding the significant capital outlays otherwise usually associated with power plant projects, including typical solar power plants. Once installed, our solar energy systems provide energy savings to customers and enable them to hedge a portion of their energy costs against volatile electricity prices by generating electricity during daylight hours when electricity prices are typically highest.

We purchase a variety of solar modules and other system components from multiple suppliers (primarily crystalline silicon but also thin-film). We believe this allows us to optimize system performance, reduce system costs and benefit from the long-term innovation and cost reduction trends of the solar industry.

Our objective is to develop solar power generation assets that serve as a cost-effective clean energy alternative to central-generated power in select markets throughout North America, Europe, the Middle East, Korea, Thailand, India, China and, in the future, other countries in Asia and South America. In the United States, we generally operate solar energy systems after construction pursuant to predefined operations and maintenance agreements. In Europe, we generally directly sell projects to customers after they are constructed. Our long-term objective is for our costs to generate electricity to decline in order to reach grid parity with traditional energy alternatives without government incentives or subsidies. We also intend to leverage our customer relationships and on-site customer presence to obtain long-term contracts for operations and maintenance services.

Our portfolio of solar power generation assets generates revenue in the U.S. from the sale of electricity pursuant to long-term, typically 20-year, solar power services agreements and feed-in tariffs and the receipt and sale of renewable energy incentives, including renewable energy credits (“RECs”), which we sell to third parties. In the State of California, we may also receive performance based incentives (“PBIs”) from public utilities, pursuant to agreements of varying lengths depending upon the market in which they are sold.

Through electricity generation by solar electric systems that SunEdison operates in Maryland, New Jersey and Colorado, SunEdison is credited with one REC for each 1,000 kilowatt-hour (or megawatt-hour) of electricity we produce. RECs represent the right to claim the environmental, social and other non-power qualities of the renewable electricity generation. At the time SunEdison commences construction of a solar power plant, SunEdison submits an application to the relevant state energy regulatory body. The solar power plant is inspected and if approved, SunEdison is qualified to receive RECs based on actual production in the future. A REC, and its associated attributes and benefits, can be sold with or separately from the underlying physical electricity associated with a renewable-based generation source. Buyers of these certificates are typically the utilities that can use the credits to offset state or public utility commission mandated environmental obligations that specify that a portion of their electricity must be generated by solar energy. Typically, SunEdison enters into five- to ten-year binding contractual arrangements with utility companies or other investors who purchase RECs at fixed rates. Sales directly to utilities are generally recorded at the time the required level of energy is generated, which in turn gives SunEdison the right to the REC. SunEdison has the legal and contractual right to transfer ownership of the REC to a third party under the terms of an agreement between SunEdison and the utility. Investors also purchase these certificates, typically under similar contracts. These investors then resell the certificates to end-user utilities.

In the event of under production of energy versus the contracted volume or inability to secure state validation, SunEdison may be required to purchase RECs on the spot market and transfer them to the contracted counterparty. Based on our operating experience, we believe that it is unlikely that SunEdison would be required to purchase a material amount of RECs to satisfy potential future contractual shortfalls.

SunEdison also receives renewable energy incentives from public utilities in the State of California in the form of PBIs under the California Solar Initiative (“CSI”) program for the production of renewable energy. A fixed rate per kilowatt hour of actual solar energy production is paid in cash by the utilities over a 60 month period, and the incentive is not based or calculated on the cost to construct the solar power plant. The PBIs are not earned by SunEdison unless production actually occurs. There is no penalty under the PBI program if there is no electricity production. Production from SunEdison-operated systems is verified by an independent third party before billing to the utilities. Unlike RECs discussed above, PBIs are merely a cash incentive and are not tradable.

Our SunEdison business is focused on the installation of solar energy systems that are connected to the electricity grid. A wide variety of international and U.S. federal, state and local government and utility commission rules, regulations and policies affect our ability to conduct our business. See “SunEdison—Regulation,” below.

During the third quarter of 2010, SunEdison executed a sales agreement to sell a 70MW photovoltaic solar energy system located in Italy (the “Rovigo Plant”) to an entity established jointly by First Reserve and SunEdison (the “First Reserve Partnership”). The total sales price of the Rovigo Plant to the First Reserve Partnership was approximately 276 million Euros (approximately $366 million). SunEdison also executed three additional sales agreements to sell three one megawatt solar energy systems to the First Reserve Partnership, for a total contract value of approximately 13 million Euros (approximately $18 million). SunEdison holds a 9.9% non-controlling interest in the First Reserve Partnership.

Sales, Marketing and Customers. SunEdison markets its solar energy generation, monitoring and maintenance services primarily through a direct sales force, and also through local or regional solar channel partners both domestically and internationally. A key element of our sales and marketing strategy is establishing and maintaining close relationships with our customers. We accomplish this through multi-functional teams of marketing, sales, technical, project finance and legal personnel.

Domestic Marketing and U.S. Customers. Our U.S. customers fall into three categories: (i) commercial customers, which principally include large, national retail chains and real estate property management firms; (ii) federal, state and municipal governments; and (iii) utilities.

For our commercial customers, our business model centers on entering into long-term power purchase agreements where our customers purchase electricity at a pre-determined price for an extended period of time, which may be up to 20 years. Under these arrangements, we generally agree to sell, and the customer agrees to buy, all of the electricity produced by a solar energy system which is installed on the rooftops of their stores or on their other property. We structure these contracts so that the customer pays us a price per kilowatt hour that is competitive with the price charged by the customer’s local electric utility. Our commercial customers are primarily large companies that operate on a national or regional basis. These customers have certain attributes that make them good candidates for our services, such as multiple locations with large rooftops or unused land, strong credit quality, large electricity consumption requirements and appropriate load usage.

Our approach to government customers is similar to that with commercial customers. Government customers also purchase power under long-term power purchase agreements; however, our government customers generally tend to be interested in single large solar energy systems rather than systems at multiple locations. Our solar energy services provide several benefits tailored to government customers, including helping them to achieve renewable energy mandates and allowing them to capture tax incentives for which they would not otherwise qualify.

We typically enter into two kinds of agreements with utility customers—long-term power purchase agreements and agreements to sell RECs. Our power purchase agreements, similar to our agreements with commercial and government customers, provide for the sale of electricity to the utility at a contracted price, typically over a 20-year term. The benefits to our utility customers of entering into a power purchase agreement with us include: (i) our solar energy systems allow utilities to satisfy increasing interest by their customers and regulators in purchasing electricity generated by solar and other renewable energy sources; (ii) our distributed generation system can help utilities balance grid electricity demands and meet their ongoing generation, transmission and distribution requirements in order to supply electricity to their end-customers, while avoiding expensive and potentially difficult new generation, transmission and distribution investment and construction; and (iii) because the pricing of the electricity generated by our solar energy systems takes into account all available federal and state tax incentives, which certain not-for-profit utilities are not entitled to benefit from directly, our solar energy systems offer utilities a mechanism through which to indirectly benefit from these tax incentives. We sell RECs that are generated by our solar energy systems to utilities to assist them in complying with their renewable energy regulatory requirements that require them to produce a specified percentage of their electricity from renewable energy sources.

International Marketing and Foreign Customers. Until recently SunEdison’s international business operations have focused only in certain areas in Europe and North America. Our growth in 2010 primarily reflects an increase in ground mount projects in Italy. The growth in our pipeline reflects continued activity in our historic markets as well as expanding and developing our business in various parts of Asia. We believe this regional and market diversification will reduce country concentration risk and improve overall project returns. In the future, we expect to expand our marketing and sales to additional countries in Europe, Asia, South America, the Middle East and Africa.

In our international operations, we either develop projects ourselves or enter into strategic alliances or partnership arrangements with local project developers with extensive knowledge of the local licensing, permitting, land siting and other legal aspects of developing a solar energy system in each given country or region. Under these arrangements, our local partners generally obtain the necessary permits, authorizations, licenses and land rights for the development of the solar energy system, and we manage the engineering, construction, procurement, installation and financing of the solar energy system. We also may obtain an operations and maintenance agreement to service the system for an extended period of time after construction.

Project Finance and Project Working Capital

Our SunEdison business typically generates cash upon deployment of a completed solar energy system and during the term of the related power purchase agreement or feed-in tariff arrangement. While we begin to arrange for project financing before and during construction of our solar energy systems, this financing is generally not finalized until construction is at or near completion.

We utilize a variety of project- and debt-financing structures to arrange long-term financing for our systems, including construction finance. In the United States, our long-term financing primarily consists of selling the solar energy system to a third-party and leasing it back for an extended period of time. These leases are typically accounted for as capital leases or financings on our balance sheet. See Note 2 to Notes to Consolidated Financial Statements. In Canada, we typically obtain term debt financing with a maturity date tied to the date the applicable feed-in tariff expires. Alternatively, in lieu of financing solar energy systems, we may choose to sell a portion of our systems portfolio to third parties. In Europe, we generally sell projects outright to third parties.

In 2010, SunEdison secured a three-year, $50 million construction revolver with Rabobank International for the deployment of solar photovoltaic power plants. This facility will be used to fund solar projects in the United States. Also in 2010, SunEdison signed an agreement with JPMorgan Capital Corporation to fund an estimated $60 million in project financing for SunEdison deployments across key markets in the United States. In May 2010, SunEdison entered into an agreement with First Reserve to establish an entity to provide for the purchase of solar photovoltaic energy projects developed by SunEdison. Each of SunEdison and First Reserve have agreed to make capital commitments to the partnership. The initial equity commitment of up to $167 million for the entity will be contributed by First Reserve and SunEdison over time in proportion to each party’s ownership interest of 90.1% and 9.9%, respectively. Solar photovoltaic energy projects are planned to be sold to the First Reserve Partnership based on acceptance by the entity. In addition, SunEdison may enter into separate operations and maintenance agreements with the First Reserve Partnership related to the projects. SunEdison has invested $8.0 million in the entity as of December 31, 2010.

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

Suppliers

We have a limited number of suppliers for modules and inverters and we generally enter into purchase agreements with one year terms with these suppliers. We also have a limited number of engineering, procurement and construction (EPC) providers. Our solar module suppliers generally warrant that the power output of the modules will be at least 90% of the manufacturer’s minimum power rating for 10 years and at least 80% for 25 years. Inverter suppliers generally provide a performance guarantee in the form of a product workmanship warranty for between five and fifteen years. In the event that a module or inverter fails in the future, we will repair or replace the failed module or inverter and then look to the supplier for compensation.

Competition

The solar power market in general competes with conventional fossil fuels supplied by utilities and other sources of renewable energy such as wind, hydro, biomass, concentrated solar power and emerging distributed generation technologies such as micro-turbines and fuel cells. Furthermore, the market for solar electric power technologies is competitive and continually evolving. We believe our major competitors in the solar energy services provider market include SunPower Corporation, First Solar, Inc., Sharp Corporation (Recurrent Energy), Phoenix Solar, Iberdrola Renewable Inc., JUWI Solar Gmbh and Fotowatio Renewable Ventures. We may also face competition from some of our solar wafer customers (solar cell and module suppliers), who may develop solar energy system projects internally that compete with our product and service offerings, or who may enter into strategic relationships with or acquire other existing solar power system providers. We also compete to obtain limited government funding, subsidies or credits. In the large-scale on-grid solar power systems market, we face direct competition from a number of companies, including those that manufacture, distribute, or install solar power systems, as well as construction companies that have expanded into the renewable sector. In addition, we will occasionally compete with distributed generation equipment suppliers.

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

Seasonality

Our quarterly revenue and operating results for solar energy system installations are difficult to predict and have in the past and may in the future fluctuate from quarter to quarter due to changes in subsidies, as well as weather, economic trends and other factors. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March, which impacts the extent (or amount) of construction that occurs. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons.

Regulation

Our SunEdison business is not a “regulated utility” under applicable national, state or other local regulatory regimes where SunEdison conducts business. In the United States, SunEdison obtains federal and state regulatory exemptions by establishing “Qualifying Facility” status with the Federal Energy Regulatory Commission (“FERC”) for all of its solar energy projects. These exemptions apply to the regulation of rates of electricity sales, and otherwise to federal and state laws regarding the financial and organizational regulation of electric utilities. For some of SunEdison’s large utility-scale projects, the utility that is purchasing the energy must seek state regulatory approval of its power purchase agreements entered into with SunEdison. Additionally, as SunEdison’s utility-scale business grows to entail sales of electricity from solar energy systems greater than 20MW, SunEdison will need to seek and obtain standardized “Power Marketer Licenses” from FERC in order to undertake sales of power from such large facilities. In Europe and in Canada, SunEdison and its subsidiaries are also generally subject to the regulations of the relevant energy regulatory agencies applicable to all producers of electricity under the relevant feed-in tariff regulations (including the feed-in tariff rates).

Additionally, interconnection agreements are required for virtually all of SunEdison’s projects. Depending on the size of the system and local law requirements, interconnection agreements are between the local utility and either SunEdison or its customer in the United States. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission or other regulatory body with jurisdiction over interconnection agreements. As such, no additional regulatory approvals are required once interconnection agreements are signed.

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

In addition, in order to strengthen our customer relationships and interaction and to better target our research and development efforts, we assign research and development engineers to key customers worldwide. We do this through our Applications Engineering Group, in our research and development laboratories located in the United States, Italy, Japan, South Korea and Taiwan, as well as field and resident engineers located at strategic locations throughout the world. The primary purpose of the Applications Engineering Group is to establish a close, technical working relationship with our customers to obtain a better knowledge of our customers’ materials requirements.

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

Solar Materials. The solar wafer market is characterized by intense cost pressures and competition from thin film technologies and other crystalline solar wafer suppliers. We believe that the timely development of high productivity, low cost processes, enhancements to existing products and development of new wafer products are essential to maintain our competitive position. Our goal in solar materials research and development is to maintain a close working relationship with both our customers and research facilities to continually evaluate the wafer contribution to solar cell product performance and to develop products capable of enhancing solar cell performance while meeting the cost goals necessary to grow the solar market. We accomplish this by closely linking our research and development project and goals to the current and future technology requirements of our solar cell and module customers. Some of these projects involve formal and informal joint development efforts with our customers.

We devote solar materials research and development resources in the areas of polysilicon production, crystallization, wafering and solar cells and modules. The research and development efforts in these areas are directed to overall cost reduction while improving the electrical conversion efficiency potential of the silicon wafer, reducing silicon wafer thickness, technology differentiation and innovation. We have dedicated engineers and scientists, located primarily in our St. Peters, Missouri, Portland, Oregon, Pasadena, Texas and Merano, Italy facilities, to develop high productivity, low cost, and ultrapure polysilicon fabrication processes. We also have research and development resources in India (design) and Singapore (quality). In conjunction with these efforts, we are developing high productivity, high recombination lifetime, low defect density multicrystalline and monocrystalline silicon crystallization processes using a team of engineers and scientists located primarily in our St. Peters, Missouri, Chonan, South Korea and Merano, Italy facilities. We are also bringing our own solar wafer (156 millimeter) manufacturing facility in Kuching, Malaysia online in early 2011. To assist with this effort, at our St. Peters facility, we have put a 30MW pilot line in place which mirrors the technology at our new Kuching facility. With our acquisition of Solaicx, we are have a proprietary continuous crystal growth manufacturing technology which yields low-cost, high-efficiency monocrystalline silicon wafers for the photovoltaic solar industry. This facility in Portland, Oregon will have both monocrystalline and multicrystalline capabilities. Finally, we are developing wafering technologies that enable scaling to smaller wafer thickness while increasing the productivity of the wafering process, with both of these factors contributing to less silicon cost to our customer’s solar product.

In addition, as in our Semiconductor Materials business, we assign research and development engineers to key customers worldwide through our Applications Engineering Group, in our research and development laboratories located in the United States, Italy, Japan, South Korea and Taiwan, as well as field and resident engineers located at strategic locations throughout the world. This enables us to establish a close, technical working relationships with our customers to obtain a better knowledge of our customers’ solar materials requirements.

Solar Energy. The Applied Engineering and Development Group for our SunEdison business is focused on reducing the levelized cost of electricity in SunEdison photovoltaic installations. As a solar energy services provider, new technology evaluation is a critical part of this effort. The Applied Engineering and Development Group evaluates emerging industry solutions in the areas of module, inverter and balance of systems components. Technology evaluation is pursued through analysis, test, demonstration and development. SunEdison became a founding member of the Solar Technology Acceleration Center in Aurora, Colorado, in 2008 in order to further this effort. The other founding partners include Xcel Energy and Abengoa Solar. Sponsoring partners include the National Renewable Energy Lab (NREL) and the Electric Power Research Institute. In addition to external technology evaluation, the Applied Engineering and Development Group leads efforts to reduce the levelized cost of electricity through internal product development of system components, with particular emphasis on module mounting components.

The SunEdison research and development team also leads a cross functional continuous improvement process within the company to analyze and improve the performance of SunEdison’s operational systems. This effort focuses on propagating best practices, increasing energy production and minimizing the frequency and impact of system outages. Through these combined efforts, SunEdison strives to reduce the cost of electricity delivered to our customers while improving the quality and reliability of our systems throughout their operational life.

Proprietary Information and Intellectual Property

We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We protect our intellectual property rights based on patents and trade secrets. As of December 31, 2010, we had approximately 237 U.S. patents, of which approximately 43 will expire within the next five years, approximately 132 will expire between six and ten years, and approximately 62 will expire after ten years. As of December 31, 2010, we had approximately 531 foreign patents, of which approximately 35 will expire within the next five years, approximately 326 will expire between six and ten years, and approximately 170 will expire after ten years. These foreign patents are generally counterparts of our U.S. patents. As of December 31, 2010, we had approximately 104 pending U.S. patent applications and approximately 324 pending foreign patent applications. The patents we beneficially own relate to polysilicon technology. We exclusively licensed these beneficially owned patents from Albemarle Corporation in connection with our purchase of Albemarle’s granular polysilicon business in 1995. We may request that these patents be assigned to us at any time in exchange for a nominal purchase price.

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims against us.

Customer Concentration

In 2010, two customers, Suntech Power Holdings and the First Reserve Partnership, accounted for 12% and 13%, respectively, of our 2010 consolidated revenue. No other single customer accounted for more than 10% of our 2010 consolidated revenue.

Employees

At December 31, 2010, we had approximately 5,600 full time employees and approximately 880 contract or temporary workers worldwide. We have approximately 2,100 unionized employees in our facilities located in St. Peters, Missouri, Pasadena, Texas, South Korea, Italy and Japan. We have not experienced any material work stoppages at any of our facilities due to labor union activities during the last several years. We believe our relations with our employees are generally good.

Geographic Information

Information regarding our foreign and domestic operations is contained in Note 23, “Reportable Segments,” of Notes to Consolidated Financial Statements included in our 2010 Annual Report, which information is incorporated herein by reference.

Available Information

We make available free of charge through our website (http://www.memc.com) reports we file with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

Item 1A.	Risk Factors

Risks Related to Demand for Our Products and Services

Our Solar Materials and SunEdison businesses depend on the solar industry, which is driven largely by availability and size of government and economic incentives which could be reduced or eliminated, resulting in decreased demand for our solar wafers and SunEdison’s services, which could have significant negative effects on our business, financial condition or results of operations.

Today’s solar industry demand continues to be mainly driven by the availability and size of government and economic incentives related to the use of solar power, because today the cost of solar power exceeds the cost of power furnished by the electric utility grid in many locations. As a result, government bodies in many countries, most notably Germany, Italy, Spain and Japan, have historically provided incentives in the form of rebates, tax credits and other incentives to end users, distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. In addition, we rely upon income tax credits and upfront grants in the United States for solar energy systems. Most countries have continued to regularly reduce the rates paid to solar power system owners for generating electricity under their respective feed-in-tariff programs, and these regular, scheduled reductions in feed-in tariff rates are expected to continue. These government economic incentives could be further reduced or eliminated altogether, especially in light of ongoing worldwide economic troubles and slow recovery. In addition, some of these solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Finally, some countries could alter their programs retroactively which would impact our systems currently in place. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for our wafers, our customers’ products and our solar energy systems, which could have a material adverse effect on our business, financial condition or results of operations.

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

An excess of polysilicon supply and increased use of thin-film technologies could adversely affect sales of our solar wafers, forcing us to reduce prices in order to maintain or gain market share, which could have a material adverse effect on our business, financial condition or results of operations.

In the past few years, a large number of companies have announced plans to produce polysilicon. In addition, in part due to the lack of available polysilicon supply occurring in 2005 through 2007, a number of companies began manufacturing thin-film solar modules, which are intended to obviate the need for crystalline-based solar wafers of the type sold by us. Both new available polysilicon supply and the increased use of thin-film technologies by our customers or other solar cell and module companies could lead to an excess supply of available material. In the event of polysilicon oversupply, we may need to reduce our prices on solar wafers to retain or gain market share. In the past we have agreed to price reductions with some of our customers, including customers with whom we have long term supply agreements, and we may need to do so again in the future, which could have a material adverse effect on our business, financial condition or results of operations.

Our SunEdison business is seasonal, which could have a material adverse effect on our business, financial condition or results of operations or the market price of our common stock.

Our quarterly results of operations fluctuate significantly based on the timing of SunEdison projects. Our SunEdison business is seasonal, with a significant portion of revenues recognized during the fourth quarter of each year. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to the annual reduction of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons.

In 2010, our SunEdison net sales for the fourth quarter accounted for approximately 73% of the total SunEdison segment net sales during 2010. In the future, if SunEdison’s net sales in the second half of the year are lower than expected, our operating results would be adversely affected, and it could have a disproportionately large impact on our annual operating results and the market price for our common stock.

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

We typically rely on credit facilities and working capital to fund the up-front costs associated with the design, construction and installation of our solar energy systems and the purchase of components, such as solar modules and inverters, for our systems. In addition, we secure long-term financing upon completion of our solar energy systems for those systems we retain and use the proceeds to refinance the debt incurred for the design, construction and installation of the solar energy systems, as well as to generate profits and cash-flow for our business. Without access to sufficient and appropriate financing, or if that financing is not available at desirable rates or on terms we deem appropriate, we would be unable to grow our SunEdison business by increasing the number of solar energy systems we are simultaneously developing. Our ability to obtain additional financing in the future depends on banks’ and other financing sources’ continued confidence in our business model and the renewable energy industry as a whole. Solar energy has yet to reach widespread market penetration and is highly dependent on continued support in the form of performance-based incentives, rebates, tax credits, feed-in tariffs and other incentives from federal, state and foreign governments. If this support were to dissipate, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. While we have substantial solar financing available to us through the First Reserve Partnership and through a $50 million facility with Rabobank, our current cash and financing sources may be inadequate to support the anticipated growth in our business plans. In addition, we do not have any dedicated financing in some of our emerging and international markets, and obtaining financing in these new markets could present unforeseen challenges. Our failure to obtain necessary financing to fund our operations would materially adversely affect our business, financial condition and results of operations.

To date we have obtained financing for our SunEdison business from a limited number of financial institutions. If any of these financial institutions decided not to continue financing our solar energy systems, or materially changed the terms under which they are willing to provide financing, we could be required to identify a new financial institution and negotiate new financing documentation. The process of identifying a new financing partner and agreeing on all relevant business and legal terms could be lengthy and could require us to reduce the rate of the growth of our business until such new financing arrangements were in place. In addition, there can be no assurance that the terms of the financing provided by a new financial institution would compare favorably with the terms available from our current financing partners. Our inability to secure financing could lead to cancelled projects, or reduced deal flow or we could be forced to finance the construction and installation of solar energy systems ourselves. In any such case, our borrowing costs could increase, which would have a material adverse effect on our business, financial condition and results of operations.

If we fail to meet changing customer demands, we may lose customers and our sales could suffer.

The industries in which we operate change rapidly. Changes in our customers’ requirements result in new and more demanding technologies, product specifications and sizes, and manufacturing processes. Our ability to remain competitive will depend upon our ability to develop technologically advanced products and processes. We must continue to meet the increasingly demanding requirements of our customers on a cost-effective basis. As a result, we expect to continue to make significant investments in research and development and equipment. We cannot be certain that we will be able to successfully introduce, market and cost-effectively manufacture any new products, or that we will be able to develop new or enhanced products and processes that satisfy customer needs or achieve market acceptance.

Risks Related to our Supply Chain and Supply Channels

Our dependence on single and limited source suppliers and subcontractors in our Semiconductor and Solar Materials businesses could harm our production output and adversely affect our manufacturing throughput and yield, which could also have a material adverse effect on our business, financial condition or results of operations.

We obtain several raw materials, equipment, parts and supplies from sole suppliers. Likewise, we obtain all of our requirements for granular polysilicon from our facility in Pasadena, Texas. This dependence could have a material adverse effect on our business, financial condition or results of operations. In the case of granular polysilicon, although we believe that we could substitute chunk polysilicon for granular polysilicon, we cannot predict whether this substitution would be successful or how long the related customer qualification process would take. In addition, with any material, unplanned change to increased use of chunk polysilicon as a substitute for granular polysilicon, our manufacturing process would be interrupted and our manufacturing throughput and yields would be adversely affected. A failure to obtain a new qualification or a decrease in our manufacturing throughput or yields could have a material adverse effect on our business, financial condition or results of operations.

From time to time we have experienced limited supplies of certain raw materials, equipment, parts and supplies, particularly polysilicon. We may experience shortages of our key raw materials, equipment, parts and supplies in the future. A prolonged inability to manufacture or obtain raw materials, equipment, parts or supplies, or increases in prices resulting from shortages of these critical materials could have a material adverse effect on our business, financial condition or results of operations.

In addition, we often contract with subcontractors that convert our polysilicon into solar wafers which we, in turn, sell to our customers. When wafer pricing increases and/or when capacity tightens, as it did in the first half of 2010, we are forced to accept higher prices and higher payment terms than we would accept in a more normalized supply-demand environment. These factors, which are often outside our control, could also have a material adverse effect on our business, financial condition or results of operations.

We are currently dependent on a limited number of third-party suppliers for certain components for our solar energy systems. We also rely on third-party subcontractors to construct and install our solar energy systems, which could result in sales and installation delays, cancellations, liquidated damages and loss of market share for our SunEdison business.

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

Significant payments required from us under take-or-pay contracts could have a material adverse effect on our business, financial condition or results of operations.

We have long term annual take-or-pay contracts with certain suppliers of precursor raw materials and solar wafers. If we fail to take the required annual amounts under those contracts, we are required to make payments to the supplier and those payments could be significant. In January 2010, we made a payment of $15.9 million for a 2009 purchase shortfall. We made another payment to this supplier in January 2011 of $5.8 million related to a 2010 purchase shortfall of precursor raw materials. These payments, if required in future years, could have a material adverse effect on our business, financial condition or results of operations.

Risks Related to Our Operations

If we do not continue to reduce our manufacturing costs and operating expenses, we may not be able to compete effectively in the semiconductor and solar wafer industries.

The success of our Semiconductor Materials and Solar Materials businesses depends, in part, on our continuous reduction of manufacturing costs and leveraging of operating expenses. If we are not able to reduce our manufacturing costs and leverage our operating expenses sufficiently to offset future price erosion, our operating results will be adversely affected. We cannot assure you that we will be able to continue to reduce our manufacturing costs and leverage our operating expenses. Moreover, any future reduction of headcount or closure of one or more of our manufacturing facilities may adversely affect our ability to manufacture wafers in required volumes to meet customer demand and may result in other production disruptions, or could require us to take an excess capacity or impairment charge, which could have an adverse effect on our operating results. In our Solar Energy business, cost reductions on balance-of-system costs are critical to our success in the downstream solar market.

Our expansion of manufacturing volume and capacity at other locations, and relocation of certain U.S. manufacturing operations to our new Ipoh, Malaysia facility, present business risks which could materially adversely affect our results of operations.

We have invested significantly, and are continuing to invest, in expanding our polysilicon production capacity and our 300 millimeter production capacity; bringing our own solar wafer (156 millimeter) manufacturing facility in Kuching, Malaysia online in early 2011; investing in our joint venture with Samsung Fine Chemicals to produce high purity polysilicon; and relocating certain Semiconductor Materials manufacturing capacity to Ipoh, Malaysia. Expansion of 300 millimeter and 156 millimeter wafer manufacturing production capacity, startup of our Ipoh, Malaysia semiconductor manufacturing facility, starting our own solar wafering facility, ramping production of our monocrystalline wafering facility in Portland, Oregon, startup of our joint venture with Samsung Fine Chemicals and expansion of our Merano, Italy polysilicon facility are all subject to risks such as availability of capital equipment; delays in construction or installation and related technical difficulties in ramping such new capacity to significant production levels; availability of additional precursor raw materials; timing of production ramp; and qualification of new facilities for new and existing customers. The expansion of our 156 millimeter solar wafer manufacturing is also subject to additional risks, including refining and adapting our manufacturing technologies to customer requirements; identifying and managing our qualified subcontractors to manufacture 156 millimeter wafers while we build and ramp our own solar wafer manufacturing facility; and establishing and maintaining sufficient internal research and development, marketing, sales, production and customer service infrastructure to support this effort.

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

If we fail to adequately manage our planned growth, our business, financial condition, and results of operations could be materially adversely affected.

We expect our business, operations and number of employees to grow significantly over the next year. We expect that our growth will place significant stress on our operations, management, employee base and ability to meet capital requirements sufficient to support our growth over the next 12 months. Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success.

Large scale solar projects in our SunEdison segment involve concentrated project development risks that may cause significant changes in our financial results.

SunEdison has recently focused on developing large solar projects involving significantly greater megawatt production than previous projects. These larger projects may create new operating and financial risks, as well as concentrate project development risks otherwise described in these risk factors. The effect of recognizing GAAP revenue on the sale of a larger project, including through percentage of completion accounting for certain projects, or the failure to recognize GAAP revenue as anticipated in a given reporting period because a project is not yet completed or sold under applicable accounting rules by period end, may materially impact our quarterly or annual financial results. These projects may give rise to significant capital commitments which could materially affect cash flow. In addition, if construction, module delivery, financing, warranty or operational issues arise on a larger project, such issues could have a material impact on our GAAP financial results. Finally, SunEdison has not historically built a large number of such large scale projects, including multiple large scale projects in different markets, and the management of such projects represents a new test of SunEdison’s internal processes, external construction management, capital commitment process, project finance infrastructure and financing ability. The inability to successfully manage these large scale projects could materially adversely affect our results of operations.

SunEdison’s business presents significant new challenges for us and we cannot be certain that we can meet those challenges to successfully develop our solar power projects and energy services business.

There are significant risks related to the development of solar power plants, including high initial capital expenditure costs to develop and construct functional power plant facilities and the related need for related construction capital, the availability of favorable government tax and other incentives, the high cost and potential regulatory and technical difficulties in integrating into new markets, an often limited or unstable marketplace, competition from other sources of electric power, regulatory difficulties including obtaining necessary permits, difficulties in negotiating power purchase agreements with potential customers, educating the market regarding the reliability and benefits of solar energy products and services, costs associated with environmental regulatory compliance, and competing with larger, more established solar energy companies and utilities. There can be no assurance that we will be able to overcome these risks as we develop our solar power projects and energy services business.

With the acquisition of SunEdison, although SunEdison is a purchaser of solar modules from certain of our customers, some of the customers for our solar wafers that also develop solar power projects could decide that they will reduce or discontinue their purchase of wafers from us. Such a reduction or cessation of purchases could have a material adverse effect on our business, results of operations or financial condition.

We anticipate that the SunEdison business will continue to require significant amounts of working capital and other capital. There can be no assurance that the SunEdison business will produce sufficient margins to support the capital required. Historically, and in 2010, the SunEdison business has generated losses as SunEdison has ramped up its operations.

Future acquisitions may present other integration challenges.

If we find other appropriate opportunities in the future, we may acquire businesses, products or technologies that we believe are strategic. If we acquire a business, product or technology, the process of integration may produce unforeseen operating difficulties and expenditures, fail to result in expected synergies or other benefits and absorb significant attention of our management that would otherwise be available for the ongoing development of our business.

The loss of one or more of our customers, or failure of any of those customers to meet their obligations under these agreements could materially adversely affect our results of operations.

One customer in our Solar Materials Business accounted for 12% of our consolidated revenue in 2010, compared to 23% of our revenue in 2009 from this same customer. One customer in our SunEdison Business also accounted for 13% of our consolidated revenue in 2010. Our operating results could materially suffer if we experience a significant reduction in, or loss of, purchases by one or more of these companies or by our other top customers.

We have long-term supply agreements with four customers. We have had to amend three of these four agreements to reduce the wafer prices and expect to do the same with the fourth customer. There can be no assurance that we will not need to further amend our long-term agreements with these four customers to reduce prices dictated by such agreements, or make changes to other provisions of the agreements. In addition, one of these customers has still not made a scheduled refundable capacity reservation deposit that was due under its agreement in early January 2009. As a result, we cannot be certain that this customer will be able to purchase its required volumes of wafers under its long-term supply agreement with us. Furthermore, from time to time one or more of these customers will cease placing orders with us as they attempt to renegotiate price or other terms under the agreement. For example, in January 2011, one long-term solar wafer customer did not make a scheduled increased payment in connection with the 2011 refundable capacity reservation deposit or renew a required 2011 letter of credit under the agreement in an attempt to renegotiate price and other terms under the agreement. We have ceased shipments to this customer pending resolution of these issues.

In addition, although the long-term supply agreements with all four of these customers are “take or pay contracts”, there can be no assurance that the customers will be able to fulfill their financial commitments to us in the agreements to pay the associated amounts if they do not fulfill their purchase obligations under the agreements. If we had to stop shipping to a customer who failed to meet its obligations under the long-term supply agreement, we could have excess or idle production capacity which could adversely affect our results of operations if we were unable to sell the products elsewhere or on similar terms.

We face competition in the industries in which we operate, which could force us to reduce our prices to retain market share or face losing market share and revenues.

We face competition in the semiconductor wafer industry from established manufacturers throughout the world, including Shin-Etsu Handotai, SUMCO, Siltronic, LG Siltron and Covalent. We also face competition in the solar wafer industry from established manufacturers throughout the world, including LDK Solar, Renesola, M. Setek and SAS (Sino American Silicon Products). In addition, vertically integrated solar companies such as GCL Poly, REC Group and LDK Solar, also compete in the solar materials market. We face competition in the solar energy services provider market from SunPower Corporation, First Solar, Inc., Sharp Corporation (Recurrent Energy), Phoenix Solar, Iberdrola Renewable Inc., JUWI Solar Gmbh and Fotowatio Renewable Ventures. Some of our competitors have substantial financial, technical, engineering and manufacturing resources to develop products that currently, and may, in the future, compete favorably against our products, and some of our competitors in the solar industry may have substantial government-backed financial resources. We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics, and our failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations. We may need to reduce our prices to respond to aggressive pricing by our competitors to retain or gain market share, which could have a material adverse effect on our business, financial condition or results of operations.

Because we cannot easily transfer production of specific products from one of our manufacturing facilities to another, manufacturing delays or lack of capacity or output at a single facility could result in a loss of product volume in our Semiconductor Materials and Solar Materials businesses.

It typically takes three to nine months for our customers to qualify a manufacturing facility to produce a specific product, but it can take longer depending upon a customer’s requirements and market conditions. Interruption of operations or lack of available additional capacity at any of our primary wafer manufacturing facilities could result in delays or cancellations of shipments of wafers and a loss of product volume. Likewise, interruption of operations at our polysilicon manufacturing facilities in Merano, Italy and Pasadena, Texas could adversely affect our wafer manufacturing throughput and yields and could result in our inability to produce certain qualified wafer products, delays or cancellations of shipments of wafers and a loss of product volume. A number of factors could cause interruptions, including extreme weather conditions, such as hurricanes, which occur in the Pasadena, Texas area, equipment failures, shortages of raw materials or supplies, transportation logistic complications or labor disputes. We have had interruptions of our manufacturing operations for some of these reasons in the past, and could have such interruptions again in the future. Unions represent some of the employees at our wafer facilities in St. Peters, Missouri, Italy and South Korea, and our granular polysilicon facility in Pasadena, Texas. A work shortage or slowdown at any of these facilities could cause interruptions in manufacturing. We cannot be certain that alternate qualified capacity would be available on a timely basis or at all.

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

Any litigation in the future to enforce patents issued to us, to protect trade secrets or know how possessed by us or to defend us or to indemnify others against claimed infringement of the rights of others could have a material adverse effect on our business, financial condition and results of operations. From time to time, we receive notices from other companies that allege we may be infringing certain of their patents or other rights. If we are unable to resolve these matters satisfactorily, or to obtain licenses on acceptable terms, we may face litigation, which could have a material adverse effect on us. We are presently involved in a few cases involving allegations of patent infringement by us or by others. Regardless of the validity or successful outcome of any such intellectual property claims, we may need to expend significant time and expense to protect our intellectual property rights or to defend against claims of infringement by third parties, which could have a material adverse effect on us. If we lose any such litigation where we are alleged to infringe the rights of others, we may be required to pay substantial damages, seek licenses from others, or change, or stop manufacturing or selling, some of our products. Any of these outcomes could have a material adverse effect on our business, financial condition or results of operations.

From time to time, we may become involved in costly and time-consuming litigation and other regulatory proceedings, which require significant attention from our management.

In addition to litigation related to our intellectual property rights, we are a defendant from time to time in other lawsuits and regulatory actions relating to our business, some of which may claim significant damages. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations or cash flows or limit our ability to engage in certain of our business activities. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are often expensive, lengthy, disruptive to normal business operations and require significant attention from our management. We are currently and may be subject in the future to claims in tort or under contracts, lawsuits relating to employment matters, antitrust allegations, securities class action lawsuits, IRS examinations or other lawsuits, regulatory actions or government inquiries and investigations. For example, a jury trial in the Semi-Materials Co., Ltd. case commenced in the Eastern District of Missouri on February 22, 2011. See “Item 3. Legal Proceedings,” below.

Our inability to respond to rapid market changes in the solar energy industry, including identification of new technologies and their inclusion in the services that we offer, will adversely affect our business, financial condition or results of operations.

The solar energy industry is characterized by rapid increases in the diversity and complexity of technologies, products and services. In particular, the ongoing evolution of technological standards requires products with lower costs and improved features, such as more efficiency and higher electricity output. If we fail to identify or obtain access to advances in technologies, we may become less competitive and our business, financial condition or results of operations may be materially adversely affected. In addition, we generally enter into long-term supply contracts and may hold a substantial inventory of solar modules and other related equipment that we utilize to provide our solar energy services. Rapid technological changes could result in components that we are contractually committed to purchase or our inventory becoming partially or entirely obsolete or not cost-effective, which could have a material adverse effect on our business, financial condition and results of operations.

A significant deterioration in the financial performance of the U.S. retail industry could materially adversely affect our Sun Edison business, financial condition and results of operations.

The financial performance of our SunEdison business in the United States depends upon the continued viability and financial stability of its retail customers. If the retail industry is materially and adversely affected by an economic downturn, increase in inflation or other factors, one or more of our largest customers could encounter financial difficulty, and possibly, bankruptcy. If one or more of our largest customers were to encounter financial difficulty or declare bankruptcy, they may reduce their power purchase agreement payments to us or stop them altogether. Any interruption or termination in payments by our customers would result in less cash being paid to the special purpose legal entities we establish to finance our projects, which could adversely affect the entities’ ability to make lease payments to the financing parties which are the legal owners of many of our solar energy systems or to pay our lenders in the case of the solar energy systems that we own. In such a case the amount of distributable cash held by the entities would decrease, adversely affecting the cash flows we receive from such entities. In addition, our ability to finance additional new projects with power purchase agreements from such customers would be adversely affected, undermining our ability to grow our business. Any reduction or termination of payments by one or more of our principal customers would have a material adverse effect on our business, financial condition and results of operations.

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

As a solar energy provider, we currently are not regulated under federal law and most state laws as a utility company because we develop solar systems below a certain size threshold, and therefore are not subject to the various federal and state standards, restrictions and regulatory requirements applicable to U.S. utility companies. In the United States, SunEdison obtains federal and state regulatory exemptions by establishing “Qualifying Facility” status with the Federal Energy Regulatory Commission, or FERC, for all of its solar energy projects. Additionally, as SunEdison’s utility-scale business grows to entail sales of electricity from solar energy systems greater than 20 MW, SunEdison will need to seek and obtain standardized “Power Marketer Licenses” from FERC in order to undertake sales of power from such large facilities. In Europe and in Canada, SunEdison and its subsidiaries are also generally subject to the regulations of the relevant energy regulatory agencies applicable to all producers of electricity under the relevant feed-in tariff regulations (including the feed-in tariff rates). We are not currently subject to regulation as a utility in the foreign markets in which we provide our solar energy services. However, our business strategy includes the development of larger solar energy systems in the future, which could change our regulatory position. Any local, state, federal or international regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting the sale of electricity by us. If we were deemed to be subject to the same state, federal or foreign regulatory authorities as utility companies, such as FERC, in the United States or if new regulatory bodies were established to oversee the solar energy industry in the United States or in our foreign markets, then our operating costs would materially increase.

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

In September 2009, we announced that we have committed to the termination of all crystalline and wafering production at our St. Peters, Missouri and Sherman, Texas plants to transfer certain activities to other locations which are closer to a number of MEMC’s customers in the Asia Pacific region. We may be unable to achieve the total annualized cost savings and productivity improvements we currently anticipate as part of the termination of employees and operations in these locations. The timing of these facility closings and related cost savings may be delayed due to the demand requirements and customer commitments in the semiconductor industry. Failure to achieve those savings, or delays in realizing the cost savings, could have an adverse effect on our financial results.

Capital and Financial Market Risks

We likely need to obtain additional financing to implement our current business plan. The failure to obtain such financing may restrict our ability to grow.

Our current capital and revolving credit facilities are not sufficient to enable us to execute our current business plans, which include significant growth. We may not have funds sufficient for additional investments in our business that we might want to undertake. We will require additional capital in the near term and we continue to look for opportunities to optimize our capital structure. We plan to pursue sources of such capital through various financing transactions and arrangements, including debt financing, equity financing, joint venturing of projects, or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, or on terms we find attractive, and we may not obtain the capital we require by other means. If we do succeed in raising additional capital, the capital received may not be sufficient to fund our operations going forward without obtaining further, additional capital financing. In addition, debt and possible mezzanine financing may involve a pledge of assets and may be senior to equity holders.

Our ability to obtain needed financing may be impaired by conditions in the capital markets (both generally and in our industries in particular). Some of the contractual arrangements governing our operations may require us to maintain minimum capital, and we may lose our contract rights if we do not have the required minimum capital. If the amount of capital we are able to raise from financing activities is insufficient, we may be required to curtail our business plans. However, in the event we are unable to find additional financing opportunities, we believe we will be able to adjust our operating plans to execute our business plans for at least the next twelve months.

Because we manufacture and sell a substantial portion of our products outside of the United States, we are subject to the risks of doing business internationally, including periodic foreign economic downturns and political instability, which may adversely affect our sales and cost of doing business in those regions of the world.

Economic downturns have affected our operating results in the past, and could affect our operating results in the future. Additionally, other factors may have a material adverse effect on our business, financial condition or results of operations in the future, including:

•	the imposition of governmental controls or changes in government regulations, including tax regulations;

•	export license requirements;

•	restrictions on the export of technology;

•	expropriation;

•	compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act and export control laws;

•	difficulties in enforcing our intellectual property;

•	difficulties in achieving headcount reductions;

•	restrictions on transfers of funds and assets between jurisdictions;

•	geo-political instability; and

•	trade restrictions and changes in tariffs.

We cannot predict whether these economic risks inherent in doing business in foreign countries will have a material adverse effect on our business, financial condition and results of operations in the future.

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

Sales outside of the United States, approximately 89% of all our sales in 2010, expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily related to the Euro, Japanese Yen and Korean Won. Because the majority of our sales are denominated in the U.S. Dollar, if one or more competitors sells to our customers in a different currency than the U.S. Dollar, we are subject to the risk that the competitors’ products will be relatively less expensive than our products due to exchange rate effects. For 2010, approximately 88% of our sales were denominated in U.S. Dollars, compared to approximately 84% in 2009.

We recognized net currency losses totaling approximately $0.5 million in 2010, $0.8 million in 2009, and $3.0 million in 2008. We cannot predict whether the foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our business, financial condition or results of operations in the future.

If we fail to comply with covenants under our credit facilities, the lenders could cause outstanding amounts to become immediately due and payable, and we might not have sufficient funds and assets to pay such loans.

We are party to a $250 million revolving credit facility with Bank of America, N.A. and other lenders named therein. We also are a party to a $50 million credit facility with Rabobank which provides specific funding for our solar energy projects. We may enter into additional facilities in the future to support our growth plan. These facilities contain certain restrictive covenants and we expect future facilities will have similiar restrictive covenants, including cross-default provisions affecting other instruments of indebtedness. A continuing violation of any of these covenants, which in our industries could occur in a sudden or sustained downturn, would be deemed an event of default under the facilities. In such event, upon election of the lenders, the loan commitments under the credit facilities would terminate and the loans and accrued interest then outstanding would be due and payable immediately. We may not have sufficient funds and assets to cover any such required payments and may not be able to obtain replacement financing on a timely basis or at all. These events could have a material adverse effect on our business depending on our outstanding balances at that time. As of December 31, 2010, we had no outstanding borrowings under our $250 million Corporate Credit Facility, although we had approximately $111.6 million of outstanding third party letters of credit backed by this facility at such date. As of December 31, 2010, we had $12.6 million outstanding under the Rabobank revolving credit agreement with a maturity of less than six months.

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

•	our ability to convert our SunEdison pipeline and backlog into completed solar energy systems at historical rates;

•	market conditions experienced by our customers and in the semiconductor industry and solar industry;

•	interruption of operations at our manufacturing facilities or the facilities of our suppliers;

•	announcements of operating results that are not aligned with the expectations of investors;

•	general worldwide macroeconomic conditions, including availability of project financing and related interest rates;

•	changes in our relationships with our customers;

•	seasonality of our SunEdison business;

•	announcements of technological innovations, new products or upgrades to existing products by us or our competitors;

•	developments in patent or other proprietary rights by us or by our competitors; and

•	general stock market trends.

We are a participant in both the semiconductor industry and the solar industry, two industries that have often experienced extreme price and trading volume fluctuations that often have been unrelated to the operating performance of an individual company. This market volatility may adversely affect the market price of our common stock.

The accounting treatment for many aspects of our SunEdison business is complex and any changes to the accounting interpretations or accounting rules governing our SunEdison business could have a material adverse affect on our GAAP reported results of operations and financial results.

The accounting treatment for many aspects of our SunEdison business is complex and our future results could be adversely affected by changes in the accounting treatment applicable to our SunEdison business. In particular, any changes to the accounting rules regarding the following matters may require us to change the manner in which we operate and finance our SunEdison business:

•	the classification of our sale-leaseback transactions as operating, capital or real estate financing transactions;

•	revenue recognition and related timing;

•	intracompany contracts;

•	operation and maintenance contracts;

•	joint venture accounting, including the consolidation of joint venture entities and the inclusion or exclusion of their assets and liabilities on our balance sheet;

•	long-term vendor agreements; and

•	foreign holding company tax treatment.

Any future strategic acquisition we make could have a dilutive effect on our current stockholders’ investment.

The acquisition of SunEdison included the initial issuance of approximately 3.8 million shares of our common stock and then a subsequent issuance of an additional approximately 2.1 million shares to the former equity holders of SunEdison. The acquisition of Solaicx in July of 2010 includes contingent consideration, a portion of which may be paid with our common stock. This and future acquisitions involving issuances of equity securities could have a dilutive effect on our current stockholders’ investment. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, expend cash, incur debt, assume contingent liabilities or create additional expenses related to amortizing other intangible assets with estimated useful lives, any of which might harm our business, financial condition or results of operations.

We are required to evaluate our internal controls over financial reporting under Section 404 of the Sarbanes-Oxley Act and any adverse results from such evaluation, or the failure to develop internal controls necessary for our newly acquired businesses to achieve compliance with Section 404, could result in a loss of investor confidence in our financial reports and could have an adverse effect on our stock price.

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

Before our acquisition of SunEdison, it was not subject to the requirements of Section 404 of the Sarbanes-Oxley Act. While we have implemented the requirements of Section 404 at SunEdison, we could have additional costs and expenses which could have a material adverse effect on our results of operations. If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective presently or in the future (or if our auditors are unable to express an opinion that our internal controls over financial reporting are effective), we could lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

For example, our Restated Certificate of Incorporation divides the Board of Directors into three classes, with members of each class to be elected for staggered three-year terms. This provision may make it more difficult for stockholders to change the majority of directors and may frustrate accumulations of large blocks of common stock by limiting the voting power of such blocks. This may further discourage a change of control or change in current management. In November 2010, we received a stockholder proposal to de-classify our board. If this proposal passes, it would become easier for a potential acquiror to replace our entire Board of Directors in one year.

These provisions may limit participation by our stockholders in any merger or other change of control transaction, whether or not the transaction is favored by current management or would be favorable to our stockholders. These provisions may also make removal of current management by our stockholders more difficult, even if such removal would be beneficial to the stockholders generally.

The issuance of preferred stock could adversely affect holders of common stock.

Our board of directors is authorized to issue series of preferred stock without any action on the part of our holders of common stock. Our board of directors also has the power, without stockholder approval, to set the terms of any such series of preferred stock that may be issued, including voting rights, dividend rights, preferences over our common stock with respect to dividends or if we liquidate, dissolve or wind up our business and other terms. If we issue preferred stock in the future that has preference over our common stock with respect to the payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of holders of our common stock or the price of our common stock could be adversely affected.

Cautionary Statement Regarding Forward-Looking Statements

Statements set forth in this Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products in the future; our expectation that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets; the causes for the decline in the fair value of our securities and the expected timing to reach carrying value on certain of our investments; the appropriateness of our tax positions and the timing of our IRS tax audits; the timing of recognition of compensation cost related to stock options and restricted stock units; the timing of our various manufacturing ramps; the anticipated growth of our business in 2011; the resolution of disputes with our long-term solar wafer customers; the nature and extent of tax rebate programs or feed-in-tariffs in the future; the ultimate impact our legal proceedings may have on us; the charges we expect to incur, the savings we expect to realize, and the number of employees who will be affected by our announced restructurings; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems; the sources of funding for our SunEdison business; and our statements regarding our working capital and other capital requirements for the next 12 months.

These statements generally can be identified by the use of forward-looking words or phrases such as “believe,” “expect,” “anticipate,” “may,” “could,” “intend,” “belief,” “estimate,” “plan,” “likely,” “will,” “should” or other similar words or phrases. These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.

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

Our principal executive offices are located at 501 Pearl Drive (City of O’Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our principal manufacturing and administrative facilities comprised approximately 4.5 million square feet as of December 31, 2010 and were situated in the following locations:

Location	Segment(s)	Square Footage
St. Peters, MO, USA	Corporate; Solar Materials; Semiconductor Materials	743,900
Sherman, TX, USA	Semiconductor Materials	693,000
Portland, OR, USA	Solar Materials	135,400
Pasadena, TX, USA	Solar Materials	436,000
Hsinchu, Taiwan	Semiconductor Materials	649,000
Chonan, South Korea	Semiconductor Materials	462,400
Ipoh, Malaysia	Semiconductor Materials	431,300
Utsunomiya, Japan	Semiconductor Materials	306,000
Merano, Italy	Solar Materials; Semiconductor Materials	327,000
Novara, Italy	Semiconductor Materials	330,700
Kuala Lumpur, Malaysia	Semiconductor Materials	55,000
Kuching, Malaysia	Solar Materials	296,900
Beltsville, MD, USA	SunEdison	30,203
Singapore	Corporate; Solar Materials	5,705

•	We lease the land on which our Pasadena, Texas facility is located. The term of the Pasadena lease expires in 2030 and is extendable for four additional renewal terms of five years each.

•	We lease the land on which our Hsinchu, Taiwan facility is located. This lease expires in 2014 and is extendable for not less than a 20 year renewal period thereafter.

•	We lease our facility in Kuala Lumpur, Malaysia. This lease expires in April 2012 and is extendable for one two-year period thereafter.

•	We also lease our facility in Singapore through two separate leases, one of which expires in July 2013, subject to two renewal terms of five years each.

•	We also lease the property located in Beltsville, Maryland through our SunEdison business. The lease expires in December 2011, subject to a renewal option for one additional five year term.

•	We also lease our facility in Portland, Oregon. The lease expires in August 2018.

We believe that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements. The extent of utilization of these facilities varies from plant to plant and from time to time during the year.

Item 3.	Legal Proceedings

BP Solar International v. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

In April 2007, BP Solar International, Inc. filed suit against MEMC and MEMC Pasadena, Inc. in the Circuit Court for Frederick County, Maryland (Civil Number 10-C-07-001240) alleging non-delivery of polysilicon powder for 2006 under an alleged two-year supply agreement. Plaintiff BP Solar subsequently amended the complaint on four separate occasions. The final complaint filed by Plaintiff alleged that MEMC Pasadena failed to supply polysilicon powder to the Plaintiff in 2006 and 2007 under an alleged three-year supply agreement. MEMC has always maintained that no such long term supply agreement ever existed. The case was tried before a jury and on July 31, 2009, the jury returned a verdict in favor of BP Solar, awarding damages of $8.8 million. The parties reached a confidential settlement of this matter in January 2011.

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

The Court held a jury trial from October 25 to November 2. After the Court’s October 13 ruling in favor of MEMC, the only remaining claim that Soitec continued to assert at trial was a single patent claim directed against some mono-implant research and development efforts conducted by MEMC approximately four to six years ago, none of which have occurred since 2006, and none of which are material or relevant to the current operations at MEMC. MEMC continued to assert at trial its counterclaim for infringement of MEMC’s patent. On November 2, 2010, the jury found that certain of Soitec’s wafers infringed the patent asserted by MEMC at trial. The jury also found that one of the Soitec patent claims was valid. This single patent claim covers MEMC’s mono-implant research and development effects that ended in 2006. Post trial motions have been briefed and are awaiting resolution by the Court. MEMC expects to appeal certain of the Court’s rulings in this matter. The damages phase of this trial will likely occur after any appeals by MEMC or Soitec in the case. We believe that Soitec and CEA’s suit against us has no merit, and we are asserting a vigorous defense against these claims, as well as our infringement counterclaim. Although it is not possible to predict the outcome of such matters, we believe that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position, cash flows or results of operations.

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

The parties entered into settlement discussions for this case in November 2007 and December 2007. In early 2008, Semi-Materials claimed that a binding settlement was reached as a result of those late 2007 discussions. MEMC denied Semi-Materials’ allegation that a binding settlement was reached. In January 2008, Semi-Materials moved the trial court to enforce the alleged settlement terms. On March 17, 2008, the trial court sustained Semi-Materials’ motion and found that binding settlement terms had been reached as a result of the late 2007 negotiations between Semi-Materials and MEMC. This decision was immediately appealed by MEMC to the United States Court of Appeals for the Eighth Circuit, and enforcement of the trial court’s order was stayed pending that appeal. The Eighth Circuit heard oral argument on September 26, 2008. Just prior to the September 26 oral argument, Semi-Materials informed MEMC and the Eighth Circuit that Semi-Materials no longer sought enforcement of the alleged settlement agreement (although Semi-Materials still claimed that a binding settlement was reached in late 2007). Semi-Materials instead requested that the Eighth Circuit vacate the trial court’s March 2008 order enforcing the alleged settlement agreement and remand the case back to the trial court for further proceedings. On May 4, 2009, the Eighth Circuit requested a rehearing of the appeal, which rehearing was held on June 10, 2009. On July 10, 2009, the Eighth Circuit vacated the trial court’s order, and returned the case to the trial court for further proceedings. The parties completed discovery and the case was set for trial beginning February 22, 2011.

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

We do not believe that the Semi-Materials cases, should the jury’s verdict in the Missouri action not be maintained on appeal, or should the case for which trial began on February 22, 2011 ultimately be decided against MEMC, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of these matters are unpredictable, damages could be substantial, and the results of these cases could be unfavorable for MEMC.

Minneapolis Firefighters’ Relief Association v. MEMC Electronic Materials, Inc., et al.

On September 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff Minneapolis Firefighters’ Relief Association asserting claims against MEMC and Nabeel Gareeb, MEMC’s former Chief Executive Officer. On October 10, 2008, a substantially similar putative class action lawsuit was filed by plaintiff Donald Jameson against MEMC, Mr. Gareeb and Ken Hannah, MEMC’s former Chief Financial Officer and currently MEMC’s Executive Vice President and President—Solar Materials. These cases purportedly are brought on behalf of all persons who acquired shares of MEMC’s common stock between June 13, 2008 and July 23, 2008, inclusive (the “Class Period”). Both complaints allege that, during the Class Period, MEMC failed to disclose certain material facts regarding MEMC’s operations and performance, which had the effect of artificially inflating MEMC’s stock price in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Plaintiffs further allege that Messrs. Gareeb and Hannah are subject to liability under Section 20(a) of the Act as control persons of MEMC. Plaintiffs seek certification of the putative class, unspecified compensatory damages, interest and costs, as well as ancillary relief. On December 12, 2008, these actions were consolidated, and the Court appointed Mahendra A. Patel as lead plaintiff. Plaintiff filed a consolidated amended complaint on February 23, 2009. Defendants filed a motion to dismiss the consolidated amended complaint, which was fully briefed by the parties by June 24, 2009. On March 8, 2010, the Court dismissed the consolidated class action complaint with prejudice. On March 31, 2010, plaintiff filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. On June 15, 2010, plaintiff filed his appellant brief. On July 15, 2010, defendants filed their appellee brief. Plaintiff filed a reply brief on July 29, 2010. A date for oral argument has not been set.

Brian Larkowski v. John Marren, et al.

On November 4, 2008, Brian Larkowski, a purported shareholder of MEMC, filed a derivative action in the Circuit Court of St. Charles County, Missouri against defendants John Marren, Peter Blackmore, Nabeel Gareeb, Marshall Turner, Robert J. Boehlke, C. Douglas Marsh, William E. Stevens, James B. Williams and Michael McNamara (collectively “individual defendants”) and MEMC as a nominal defendant. Each individual defendant is a current or former officer and/or director of MEMC. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, based on allegations of conduct similar to that alleged in the putative class action lawsuit described above. On December 19, 2008, the court entered a stipulated order staying the derivative action pending resolution of any motions to dismiss in the putative class action described above. On January 14, 2011, the Court continued the stay.

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

On June 1, 2009, an amended class action complaint was filed by Mr. Jones and another purported participant of the Plan, Manuel Acosta, which raises substantially the same claims and is based on substantially the same allegations as the original complaint. However, the amended complaint changes the period of time covered by the action, purporting to be brought on behalf of beneficiaries of and/or participants in the Plan from June 13, 2008 through the present, inclusive (the “Class Period”). The amended complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in MEMC’s stock, equitable relief and an award of attorney’s fees. No class has been certified and discovery has not begun. The Company and the named directors and employees filed a motion to dismiss the complaint, which was fully briefed by the parties as of October 9, 2009. The parties each subsequently filed notices of supplemental authority and corresponding responses. On March 17, 2010, the court denied the motion to dismiss. The MEMC defendants filed a motion for reconsideration or, in the alternative, certification for interlocutory appeal, which was fully briefed by the parties as of June 16, 2010. The parties each subsequently filed notices of supplemental authority and corresponding responses. On October 18, 2010, the court granted the MEMC defendants’ motion for reconsideration, vacated its order denying the MEMC defendants’ motion to dismiss, and stated that it will revisit the issues raised in the motion to dismiss after the parties supplement their arguments relating thereto. Both parties filed briefs supplementing their arguments on November 1, 2010, and the parties each subsequently filed additional notices of supplemental authority.

MEMC believes the above class actions and derivative suit are without merit and we will assert a vigorous defense. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome or resolution of the foregoing class action or derivative suit proceedings or estimate the amounts of, or potential range of, loss with respect to these proceedings. An unfavorable outcome could have a material adverse impact on our business, results of operations and financial condition. We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements, arising from actions such as the lawsuits described above (subject to certain exceptions, as described in the indemnification agreements).

From time to time we may conclude it is in the best interests of our stockholders, employees, vendors and customers to settle one or more litigation matters, and any such settlement could include substantial payments; however, other than as may be noted above, we have not reached this conclusion with respect to any particular matter at this time. There are a variety of factors that influence our decision to settle any particular individual matter, and the amount we may choose to pay or accept as payment to settle such matters, including the strength of our case, developments in the litigation (both expected and unexpected), the behavior of other interested parties, including non-parties to the matter, the demand on management time and the possible distraction of our employees associated with the case and/or the possibility that we may be subject to an injunction or other equitable remedy. It is difficult to predict whether a settlement is possible, the amount of an appropriate settlement or when is the opportune time to settle a matter in light of the numerous factors that go into the settlement decision.

Executive Officers of the Registrant

The following is information concerning our executive officers as of January 31, 2011.

Name	Age	All Positions and Offices Held
Ahmad R. Chatila	44	President, Chief Executive Officer and Director
Kenneth H. Hannah	42	Executive Vice President; President—Solar Materials
Shaker Sadasivam	51	Executive Vice President—Semiconductors and Senior Vice President, Research and Development
Carlos Domenech	42	Executive Vice President; President—SunEdison
Mark J. Murphy	43	Senior Vice President and Chief Financial Officer
Sean Hunkler	48	Senior Vice President, Customer Advocacy
Bradley D. Kohn	42	Senior Vice President, General Counsel and Corporate Secretary
Stephen O’Rourke	46	Senior Vice President and Chief Strategy Officer
Scott A. Weisberg	46	Senior Vice President and Chief Human Resources Officer
David A. Ranhoff	55	Senior Vice President, Sales & Marketing
Denis McCarthy	51	Vice President, Controller, and Principal Accounting Officer

Mr. Chatila joined MEMC as President and Chief Executive Officer and as a director on March 2, 2009. Prior to joining MEMC, Mr. Chatila served as Executive Vice President, Memory and Imaging Division of Cypress Semiconductor Corporation from July 2005 to February 2009. From September 2004 to June 2005, Mr. Chatila was the Vice President of Operations of the Cypress Memory and Imaging Division, and before that he served as Managing Director of the low power memory business unit in the Memory and Imaging Division from January 2003 to September 2004. Mr. Chatila initially joined Cypress in 1991 and held a number of management roles in wafer technology development, manufacturing and sales since that time, including the positions described above. From November 1997 to December 1999, Mr. Chatila worked for Taiwan Semiconductor Manufacturing Company (TSMC) as Senior Account Manager, before rejoining Cypress in January 2000.

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

Mr. Murphy became MEMC’s Senior Vice President and Chief Financial Officer effective January 10, 2011. Prior to MEMC, Mr. Murphy served as Vice President & Controller for Praxair, Inc. (NYSE: PX), one of the world’s largest industrial gas suppliers. From June 2008 to July 2010, Murphy was President, Praxair Electronics, Praxair’s global business unit serving the semiconductor, flat panel display, LED and photovoltaic markets. From March 2006 to May 2008, Murphy was Vice President of Finance, Praxair Asia, based in Shanghai and responsible for finance, information technology, and human resources. From February 2000 to February 2006, Murphy held roles of increasing responsibility including Corporate Treasury Finance Manager, Finance Director Praxair Electronics, and Managing Director Components Services. Prior to Praxair, Murphy was a senior financial analyst with ExxonMobil.

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

Mr. Kohn served as Vice President, General Counsel and Corporate Secretary from September 2005 until October 2009 when he was promoted to Senior Vice President. Prior to joining MEMC, from March 2000 until September 2005, Mr. Kohn was with Pillsbury Winthrop Shaw Pittman LLP (formerly Pillsbury Madison & Sutro LLP) in its Palo Alto office, most recently as a partner in the Corporate Securities Group.

Stephen O’Rourke joined MEMC as Senior Vice President and Chief Strategy Officer in October 2010. Prior to joining MEMC, Mr. O’Rourke served as Managing Director, Senior Analyst at Deutsche Bank Securities since 2004. Mr. O’Rourke also served in the U.S. Navy as a nuclear submarine officer and graduated from the U.S. Naval Academy, Annapolis, Maryland with a BS degree in Electrical Engineering, and did graduate work in Nuclear Engineering at the Naval Nuclear Power School in Orlando, Florida.

Scott Weisberg joined MEMC as Senior Vice President and Chief Human Resource Officer in October 2010. Prior to joining MEMC, Mr. Weisberg worked for fifteen years in positions of increasing levels of responsibility and authority with General Mills, Inc. Most recently, Mr. Weisberg led the Human Resources function for the U.S. Retail Organization. Prior to this position, Mr. Weisberg held the position of VP Compensation, Benefits and Staffing. In addition, Mr. Weisberg held the positions as VP Human Resources for General Mills’ Supply Chain and Technology organizations and Director, Employee and Organizational Development.

David Ranhoff joined MEMC as a result of the acquisition of Solaicx in July 2010, where he was the former President and CEO. Mr. Ranhoff worked at Solaicx from May 2009 to July 2010. Prior to Solaicx, Mr. Ranhoff served as an Advisor and member of the Board of Directors of Spirox Corporation, a publicly-traded semiconductor capital equipment, solar and services provider based in Taiwan from January 2007 to April 2009. Prior to that role, Mr. Ranhoff worked for 20 years at Credence Systems, a leading provider of automatic test equipment for the semiconductor industry, including as Chief Operating Officer and most recently as Chief Executive Officer.

Mr. McCarthy has been with the company since April of 2006 when he joined as Vice President and Corporate Controller. Since April 20, 2010, Mr. McCarthy has also served as the Company’s principal accounting officer. Prior to joining the Company, Mr. McCarthy was employed in various roles and capacities with Motorola, Inc., including most recently with Freescale Semiconductor, Inc., most recently as Director of Finance and, previously, as a Chief Financial Officer for one of its business segments.

There are no family relationships between or among any of the named officers and the directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report and under “Stockholders’ Information” in our 2010 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years. Our Revolving Credit Facility prevents the payment of dividends on our common stock without prior consent.

(b) Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2011, we issued 2,108,102 shares of our common stock as earnout merger consideration to certain of the selling stockholders of SunEdison, all of whom are “accredited investors.” The issuance of the additional shares was based on a value of $15.81 per share pursuant to the terms of the acquisition agreement for that transaction. MEMC’s common stock had a fair value of $11.63 per share on February 1, 2011 which was used to value the consideration exchanged for GAAP reporting purposes. The Company will file a Form S-3ASR to register the resale of these shares by the selling stockholders in accordance with the terms of the registration rights agreement. The issuance of stock as additional merger consideration was made in reliance on the exemption afforded by the provision of Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. MEMC did not and will not receive any proceeds from the shares of common stock which may be sold by the selling stockholders.

(c) The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 and is incorporated herein by this reference.

Item 6.	Selected Financial Data

The tabular information (including the footnotes thereto) required by this item is set forth under “Five Year Selected Financial Highlights” in our 2010 Annual Report, which information is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information required by this item is set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report, which information is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information required by this item is set forth under “Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report, which information is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data

The information required by this item is set forth under “Consolidated Statements of Operations”, “Consolidated Balance Sheets”, “Consolidated Statements of Cash Flows”, “Consolidated Statements of Stockholders’ Equity”, “Notes to Consolidated Financial Statements”, “Report of the Independent Registered Public Accounting Firm” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2010 Annual Report, all of which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

The information required by this item is set forth under “Management’s Report on Internal Control Over Financial Reporting” in our 2010 Annual Report, which information is incorporated herein by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2011 Proxy Statement under “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference. The remaining information required by this item with respect to directors will be set forth in the 2011 Proxy Statement under “Director Qualifications” and “Information about Nominees and Continuing Directors” and is incorporated herein by reference. Information required by this Item relating to our Code of Ethics and Audit Committee will be set forth in the 2011 Proxy Statement under “Board of Directors and Committees of the Board of Directors.” The remaining information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under “Executive Officers of the Registrant.”

Item 11.	Executive Compensation

The information regarding executive compensation required by this Item will be set forth in our 2011 Proxy Statement under the headings “Risk Compensation in Our Compensation Program”, “Director Compensation”, “Compensation Discussion and Analysis”, “Report of the Compensation Committee”, “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation” and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information regarding beneficial ownership of our securities required by this Item will be set forth in our 2011 Proxy Statement under the headings “Security Ownership by Certain Beneficial Owners, Directors and Executive Officers” and is incorporated herein by reference.

Equity Compensation Plans

The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under the Company’s equity compensation plans as of December 31, 2010.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(1)
Equity compensation plans approved by security holders	15,581,807 shares of common stock (3)	$20.20	16,564,304 shares of common stock
Equity compensation plans not approved by security holders(4)	1,577,185 shares of common stock	—	—

Total	17,158,992 shares of common stock	$20.20	16,564,304 shares of common stock

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.
(2)	Weighted average exercise price of outstanding options; excludes restricted stock units and performance-based restricted stock units.
(3)	Includes 2,439,920 shares of MEMC common stock that may be issued upon vesting of restricted stock units.
(4)	Reflects the MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan which provided for the issuance of 2,228,901 restricted stock units to eligible SunEdison employees upon effectiveness of the acquisition of SunEdison in November 2009. The plan was exempt from shareholder approval requirements as an employment inducement grant plan under applicable NYSE listing standards. No future awards will be made under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information concerning related party transactions which is required by this Item will be set forth in our 2011 Proxy Statement under the heading “Certain Transactions” and is incorporated herein by reference. The information concerning director independence required by this Item will be set forth in our 2011 Proxy Statement under the heading “Board of Directors and Committees of the Board of Directors” and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services

The information required by this Item will be set forth in our 2011 Proxy Statement under the heading “Principal Accounting Firm Services and Fees” and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this report:

1. Financial Statements

The following consolidated financial statements of us and our subsidiaries and the Report of the Independent Registered Public Accounting Firm of KPMG LLP are included in our 2010 Annual Report, and are incorporated herein by reference:

Consolidated Statements of Operations—Years Ended December 31, 2010, 2009, and 2008.

Consolidated Balance Sheets—December 31, 2010 and 2009.

Consolidated Statements of Cash Flows—Years Ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Stockholders’ Equity—Years Ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules

None.

3. Exhibits

Exhibit No.	Description
3.1	Restated Certificate of Incorporation of MEMC Electronic Materials, Inc. (“the Company”) (Incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q for the Quarter ended June 30, 1995)

3.2	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (Incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q for the Quarter ended June 30, 2000)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (Incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

3.4	Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on February 25, 2010)

10.1	Joint Venture Agreement dated August 28, 1990 among the Company, Pohang Iron and Steel Company, Ltd. (“POSCO”) and Samsung Electronics Company, Ltd. (“Samsung”) (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.2	First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.3	Second Amendment to Joint Venture Agreement dated December 30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

Exhibit No.	Description
10.4	MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company’s Form 10-K for the Year ended December 31, 1995)

*10.5	Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

*10.6	Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10.7	Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10.8	Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation (Incorporated by reference to Exhibit 10-nn(1) of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

†10.9	MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on January 26, 2004 (Incorporated by reference to Exhibit 10-cc of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.10	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10-cc(1) of the Company Form 10-Q for the Quarter ended June 30, 2004)

†10.11	Form of Stock Option and Restricted Stock Agreement (Incorporated by reference to Exhibit 10-t(1) of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.12	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.13	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.14	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.15	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.16	Form of Stock Option Agreement (Non-employee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.17	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-cc(7) of the Company’s Form 10-K for the Year ended December 31, 1999)

†10.18	Form of Stock Option Agreement (4-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(9) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.19	Form of Stock Option Agreement (2-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(10) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.20	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(11) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.21	Form of Stock Option Agreement (Outside Directors) (Incorporated by reference to Exhibit 10-cc(12) of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.22	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on January 24, 2007 (Incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K for the Year ended December 31, 2007)

†10.23	Form of Stock Option Agreement (4 year vesting) (Incorporated by reference to Exhibit 10-dd(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

Exhibit No.	Description

†10.24	Form of Stock Option Agreement (7 year cliff vesting) (Incorporated by reference to Exhibit 10-dd(2) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.25	Form of Stock Option Agreement (end of contract vesting) (Incorporated by reference to Exhibit 10-dd(3) of the Company’s Form 10-K for the Year ended December 31, 2002)

†10.26	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10.27	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10.28	Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers

†10.29	Stock Option Grant Agreement (Four Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10.30	Form of Restricted Stock Unit Award Agreement under the 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.44 of the Company’s Form 10-K for the year ended December 31, 2005)

†10.31	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

†10.32	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

*10.33	Solar Wafer Supply Agreement, dated as of July 25, 2006, by and between the Company and Suntech Power Holdings Co. Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2006)

*10.34	Solar Wafer Supply Agreement, dated as of October 25, 2006, by and between the Company and Gintech Energy Corporation (Incorporated by reference to Exhibit 10.46 of the Company’s Form 10-K for the year ended December 31, 2006)

†10.35	Summary of Director Compensation

†10.36	Summary of Compensation Arrangements for Certain Named Executive Officers

*10.37	Solar Wafer Supply Agreement between Conergy AG and the Company dated October 25, 2007 (Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

*10.38	Amendment No. 1 to Solar Wafer Supply Agreement between Gintech Energy Corp. and the Company dated October 25, 2007 (Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

†10.39	Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10-44 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

†10.40	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

†10.41	Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Employees (Time Vesting) (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

†10.42	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Officers (Time Vesting) (Incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

†10.43	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Officers (Performance Vesting) (Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2007)

*10.44	Amended and Restated STF Supply Agreement dated as of April 30, 2007, by and between the Company and PCS Phosphate Company, Inc. (Incorporated by reference to Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2008)

Exhibit No.	Description
*10.45	Solar Wafer Supply Agreement dated as of July 9, 2008, by and between MEMC Singapore Pte. Ltd. and Tainergy Tech Co., Ltd. (Incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2007)

*10.46	Amendment Number 1 to Solar Wafer Supply Agreement, by and between MEMC Singapore Pte. Ltd. and Conergy AG, dated as of July 10, 2008. (Incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2007)

†10.47	Separation Agreement and General Release, by and between Sean Hunkler and MEMC Electronic Materials, Inc., dated as of August 13, 2008. (Incorporated by reference to Exhibit 10.52 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2007)

†10.48	Offer Letter, effective as of November 7, 2008, between the Company and Marshall Turner for employment as Interim Chief Executive Officer beginning November 12, 2008 (Incorporated by reference to Exhibit 10.51 of the Company’s Annual Report on Form 10-K for the Year ended December 31, 2008)

†10.49	Employment Agreement between the Company and Ahmad R. Chatila dated February 4, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2009)

*10.50	Amendment Number 1 to Solar Wafer Supply Agreement, dated February 5, 2009, by and between MEMC Singapore Pte. Ltd. and Suntech Power Holdings Co., Ltd. (Incorporated by reference to Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009)

*10.51	Amendment Number 3 to Solar Wafer Supply Agreement, dated February 16, 2009, by and between MEMC Singapore Pte. Ltd. and Gintech Energy Corporation (Incorporated by reference to Exhibit 10.54 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2009)

†10.52	Separation Agreement and General Release, dated May 29, 2009, between the Company and Mignon Cabrera (Incorporated by reference to Exhibit 10.55 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009)

*10.53	Binding Term Sheet, Solar Plant Company between MEMC Electronic Materials, Inc. and Q-Cells SE, dated as of June 26, 2009 (Incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2009)

*10.54	Amendment Number 2 to Solar Wafer Supply Agreement, by and between the Company and Suntech Power Holdings Co., Ltd., dated as of July 23, 2009 (Incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009)

*10.55	Amendment No. 4 to Solar Wafer Supply Agreement, dated as of September 22, 2009, by and between the Company and Gintech Energy Corporation (Incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009)

*10.56	Agreement and Plan of Merger, by and among the Company, Sierra Acquisition Sub, LLC, Sun Edison LLC, and the Unitholder Representatives, dated as of October 22, 2009 (Incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2009)

*10.57	Amendment to Agreement and Plan of Merger, dated as of November 11, 2009 by and among the Company, Sierra Acquisition Sub, LLC, Sun Edison LLC and the Representatives listed therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2009)

*10.58	Form of Blocker Purchase Agreement entered into with each of MissionPoint SE Parallel Fund Corp. and the stockholders listed therein; Greylock XII Corp. and the stockholders listed therein; Black River CEI Subsidiary 6 LLC and the equityholder listed therein; and NEA 12 SE, LLC and the equityholder listed therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 17, 2009)

10.59	Registration Rights Agreement, by and among the Company, Carlos Domenech, Peter J. Lee, Thomas Melone, and the Preferred Unitholders of Sun Edison dated November 20, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2009)

†10.60	MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 23, 2009)

†10.61	Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (performance-based vesting, employees without an employment agreement) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 23, 2009)

Exhibit No.	Description
†10.62	Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (performance-based vesting, employees with an employment agreement) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 23, 2009)

†10.63	Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (time-based vesting, employees with an employment agreement) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 23, 2009)

†10.64	Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (time-based vesting, employees without an employment agreement) (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 23, 2009)

10.65	Credit Agreement, dated as of December 23, 2009, by and among the Company, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the various lenders signatory thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on December 29, 2009)

†10.66	MEMC Electronic Materials, Inc. 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K filed on April 22, 2010)

†10.67	Form of Stock Option Award Agreement (four-year vesting) under the 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K filed on April 22, 2010)

†10.68	Form of Restricted Stock Award Agreement (outside directors) under the 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K filed on April 22, 2010)

†10.69	Form of Restricted Stock Award Agreement (time-based vesting) under the 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K filed on April 22, 2010)

†10.70	Form of Restricted Stock Award Agreement (performance-based vesting) under the 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K filed on April 22, 2010)

†10.71	Form of Performance Unit Award under the 2010 Equity Incentive Plan. (Incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K filed on April 22, 2010)

†10.72	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan, as amended and restated on February 26, 2010. (Incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed on April 22, 2010)

*10.73	Amendment Number 2 to Solar Wafer Supply Agreement by and between MEMC Singapore Pte. Ltd and Conergy AG, dated as of January 24, 2010. (Incorporated by reference to Exhibit 10.66 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010)

†10.74	Amendment to Employment Agreement between the Company and Ahmad Chatila dated January 29, 2010. (Incorporated by reference to Exhibit 10.67 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010)

*10.75	Agreement and Plan of Merger by and among the Company, Oscar Acquisition Sub, Inc., Solaicx, and Shareholder Representative Services, LLC, as the Representative, dated May 21, 2010. (Incorporated by reference to Exhibit 10.68 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010)

*10.76	Framework Agreement by and among SunEdison LLC, FREI Sun Holdings (Cayman) Ltd., FREI Sun Holdings (US) LLC, SunEdison Reserve US, L.P. and SunEdison Reserve International, L.P., dated as of May 21, 2010. (Incorporated by reference to Exhibit 10.69 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010)

10.77	First Amendment to Credit Agreement by and among the Company, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the various lenders signatory thereto, dated June 29, 2010. (Incorporated by reference to Exhibit 10.70 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010)

10.78	Second Amendment to Credit Agreement by and among the Company, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the various lenders signatory thereto, dated September 30, 2010. (Incorporated by reference to Exhibit 10.71 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010)

Exhibit No.	Description
13	Selected pages from the Company’s 2010 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment of certain portions of these documents has been requested or granted.
†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC ELECTRONIC MATERIALS, INC.

By:	/s/ Ahmad R. Chatila
Ahmad R. Chatila President and Chief Executive Officer

Date: February 22, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ahmad R. Chatila	President, Chief Executive Officer and Director (Principal executive officer)	February 22, 2011
Ahmad R. Chatila

/s/ Mark J. Murphy	Senior Vice President and Chief Financial Officer (Principal financial officer)	February 22, 2011
Mark J. Murphy

/s/ Denis McCarthy	Vice President, Controller and Principal Accounting Officer (Principal accounting officer)	February 22, 2011
Denis McCarthy

/s/ Peter Blackmore	Director	February 22, 2011
Peter Blackmore

/s/ Robert J. Boehlke	Director	February 22, 2011
Robert J. Boehlke

/s/ Emmanuel T. Hernandez	Director	February 22, 2011
Emmanuel T. Hernandez

/s/ C. Douglas Marsh	Director	February 22, 2011
C. Douglas Marsh

/s/ Michael McNamara	Director	February 22, 2011
Michael McNamara

/s/ William E. Stevens	Director	February 22, 2011
William E. Stevens

/s/ Marshall Turner	Director	February 22, 2011
Marshall Turner

/s/ James B. Williams	Director	February 22, 2011
James B. Williams

/s/ John Marren	Chairman of the Board	February 22, 2011
John Marren

EXHIBIT INDEX

The following exhibits are filed as part of this report:

10.28	Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers

10.35	Summary of Director Compensation

10.36	Summary of Compensation Arrangements for Certain Named Executive Officers

13	Selected pages from the Company’s 2010 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document