Form 10-Q
period 2011-03-31
MEMC ELECTRONIC MATERIALS INC
filed 2011-05-05
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of the registrant’s common stock outstanding at May 2, 2011 was 230,412,965.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended March 31,
	2011	2010
Net sales	$735.9	$437.7
Cost of goods sold	621.9	378.4

Gross profit	114.0	59.3
Operating expenses:
Marketing and administration	93.0	62.2
Research and development	21.0	11.1
Restructuring charges	0.2	1.3

Operating loss	(0.2)	(15.3)

Non-operating expense (income):
Interest expense	9.0	12.1
Interest income	(0.9)	(2.3)
(Increase) decrease in fair value of warrant	(1.6)	5.3
Other, net	(0.4)	0.6

Total non-operating expense	6.1	15.7

Loss before income tax benefit and equity in earnings of joint ventures	(6.3)	(31.0)
Income tax benefit	(14.3)	(14.6)

Income (loss) before equity in earnings of joint ventures	8.0	(16.4)
Equity in earnings of joint ventures, net of tax	1.3	7.3

Net income (loss)	9.3	(9.1)
Net income attributable to noncontrolling interests	(13.8)	(0.5)

Net loss attributable to MEMC stockholders	$(4.5)	$(9.6)

Basic loss per share	$(0.02)	$(0.04)
Diluted loss per share	$(0.02)	$(0.04)
Weighted-average shares used in computing basic loss per share	228.9	226.8
Weighted-average shares used in computing diluted loss per share	228.9	226.8

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	March 31, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$ 684.1	$707.3
Restricted cash	39.1	43.8
Accounts receivable, less allowance for doubtful accounts of $8.2 and $7.8 in 2011 and 2010, respectively	401.3	296.0
Inventories	275.7	214.6
Solar energy systems held for development and sale, including consolidated variable interest entities of $16.4 and $151.8 in 2011 and 2010, respectively	195.8	237.5
Income taxes receivable	8.3	35.6
Prepaid and other current assets	255.0	202.5

Total current assets	1,859.3	1,737.3
Investments	136.0	110.3
Property, plant and equipment, net:
Semiconductor and Solar Materials, net of accumulated depreciation of $734.9 and $694.6 in 2011 and 2010, respectively	1,568.7	1,465.9
Solar energy systems, including consolidated variable interest entities of $58.5 and $56.2 in 2011 and 2010, respectively, net of accumulated depreciation of $18.4 and $14.3 in 2011 and 2010, respectively	575.4	567.6
Deferred tax assets, net	176.3	139.3
Restricted cash	21.9	18.7
Other assets	219.6	177.6
Goodwill	349.8	342.7
Intangible assets, net	52.3	52.5

Total assets	$ 4,959.3	$4,611.9

See accompanying notes to unaudited condensed consolidated financial statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$6.0	$6.4
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations, including consolidated variable interest entities of $5.2 and $28.8 in 2011 and 2010, respectively	50.7	65.7
Accounts payable	516.5	745.5
Accrued liabilities	139.2	165.4
Contingent consideration related to acquisitions	31.6	106.4
Accrued wages and salaries	45.6	50.4
Deferred revenue for solar energy systems	4.7	8.8
Customer deposits	106.0	92.9
Income taxes payable	65.0	42.6

Total current liabilities	965.3	1,284.1
Long-term debt and capital lease obligations, less current portion	570.3	20.5
Long-term solar energy system financing and capital lease obligations, less current portion, including consolidated variable interest entities of $70.2 and $107.2 in 2011 and 2010, respectively	602.1	590.1
Pension and post-employment liabilities	53.3	54.1
Deferred revenue for solar energy systems	98.6	75.0
Semiconductor and Solar Materials deferred revenue	114.1	115.2
Other liabilities	180.9	177.3

Total liabilities	2,584.6	2,316.3

Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding at 2011 and 2010	—	—
Common stock, $.01 par value, 300.0 shares authorized, 240.6 and 237.9 shares issued at 2011 and 2010, respectively	2.4	2.4
Additional paid-in capital	592.2	557.9
Retained earnings	2,109.0	2,113.5
Accumulated other comprehensive income	83.4	34.1
Treasury stock, 10.3 and 10.0 shares in 2011 and 2010, respectively	(458.8)	(456.2)

Total MEMC stockholders’ equity	2,328.2	2,251.7
Noncontrolling interests	46.5	43.9

Total stockholders’ equity	2,374.7	2,295.6

Total liabilities and stockholders’ equity	$4,959.3	$4,611.9

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income (loss)	$ 9.3	$(9.1)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	49.0	37.5
Stock-based compensation	9.7	10.9
(Increase) decrease in fair value of warrant	(1.6)	5.3
Change in accounts receivable	(103.3)	(94.1)
Change in accounts payable	(127.6)	5.1
Changes in income taxes receivable and payable	47.6	(7.4)
Deferred revenue for solar energy systems	13.3	2.6
Working capital and other	(121.5)	(60.9)

Net cash used in operating activities	(225.1)	(110.1)

Cash flows from investing activities:
Capital expenditures	(205.4)	(46.2)
Construction of solar energy systems	(52.6)	(44.9)
Purchases of equity method investments	(20.7)	—
Payments to vendors for deposits and loans	(24.0)	—
Proceeds from sale and maturities of investments	—	8.0
Restricted cash	(19.1)	(4.4)
Other	(0.6)	6.1

Net cash used in investing activities	(322.4)	(81.4)

Cash flows from financing activities:
Senior notes issuance	550.0	—
Cash paid for SunEdison acquisition contingent consideration	(50.2)	—
Net repayments of customer deposits related to long-term supply agreements	(1.6)	(27.6)
Principal payments on long-term debt	—	(0.3)
Proceeds from financing obligations	109.2	72.8
Repayments of financing and capital lease obligations	(54.6)	(3.6)
Common stock repurchased	(2.6)	—
Return of investment and dividends to noncontrolling interest	(14.1)	—
Cash contributions from noncontrolling interests	—	5.4
Payment of debt financing fees	(20.0)	(6.6)

Net cash provided by financing activities	516.1	40.1

Effect of exchange rate changes on cash and cash equivalents	8.2	(3.4)

Net decrease in cash and cash equivalents	(23.2)	(154.8)
Cash and cash equivalents at beginning of period	707.3	632.7

Cash and cash equivalents at end of period	$ 684.1	$477.9

Supplemental schedule of non-cash financing activity:
Debt transferred to and assumed by buyer upon sale of solar energy systems	$ 66.1	$43.3

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (“MEMC”), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. MEMC has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission’s (“SEC”) requirements of Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010, which contains MEMC’s audited financial statements for such year. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

New Significant Accounting Policies

Revenue Arrangements with Multiple Deliverables

In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”), which updates the current guidance pertaining to multiple-element revenue arrangements included in Accounting Standards Codification (“ASC”) Subtopic 605-25. The Company adopted this guidance on January 1, 2011.

SunEdison solar energy system sales and post-system-sale operation and maintenance service contracts are usually negotiated and executed contemporaneously, which we evaluate together as a single arrangement with multiple deliverables in accordance with ASC 605-25, Multiple-Element-Arrangements, as updated by the FASB issued Accounting Standards Update 2009-13. Under ASC 605-25, we allocate revenue for transactions involving multiple elements to each unit of accounting based on its relative selling price, and recognize revenue for each unit of accounting when the revenue recognition criteria have been met.

New Accounting Standards

In April 2010, the FASB issued Accounting Standards Update 2010-17 (“ASU 2010-17”), which updates the current guidance pertaining to the milestone method of revenue recognition included in ASC Topic 605. This guidance was adopted on January 1, 2011 and did not have a material impact on MEMC’s financial position or results of operations.

In December, 2010, the FASB issued Accounting Standards Update 2010-28 (“ASU 2010-28”) which affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. This guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for annual reporting periods beginning after December 15, 2010 on a prospective basis. This update was adopted as of January 1, 2011 and did not have a material impact on MEMC’s financial position.

(2) Restructuring Charges

In September 2009, MEMC committed to actions to reduce manufacturing costs by shifting manufacturing from our St. Peters, Missouri and Sherman, Texas facilities to other locations which are closer to a number of MEMC’s customers in the Asia Pacific region (the “2009 U.S. Plan”). MEMC will provide severance benefits to those employees who will be terminated under the 2009 U.S. Plan. We expect the 2009 U.S. Plan to be completed in the second quarter of 2013, which was extended from 2012.

Details of expenses related to the 2009 U.S. Plan are set out in the following table:

In millions	Accrued, December 31, 2010	Year-to-Date Restructuring Charges	Cash Payments	Accrued, March 31, 2011	As of March 31, 2011
					Cumulative Costs Incurred	Total Costs Expected to be Incurred
2009 U.S. Plan

Severance and other employee benefits	$16.2	$—	$(0.8)	$15.4	$18.2	$19.2
Asset move costs	—	0.2	(0.2)	—	3.4	20.3
Contract termination	—	—	—	—	—	3.0
Infrastructure costs	—	—	—	—	—	4.0

Total	$16.2	$0.2	$(1.0)	$15.4	$21.6	$46.5

(3) Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of March 31, 2011				As of December 31, 2010
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available for sale investments	$—	$45.7	$—	$45.7	$—	$41.1	$—	$41.1
Suntech warrant	—	—	6.8	6.8	—	—	5.2	5.2
Interest rate swaps and option thereon	—	0.7	—	0.7	—	(4.3)	—	(4.3)
Currency forward contracts	8.2	—	—	8.2	(7.0)	—	—	(7.0)
Other derivatives	—	—	1.7	1.7	—	—	1.6	1.6
Contingent consideration related to acquisitions	—	—	(31.6)	(31.6)	(80.2)	—	(26.2)	(106.4)

Total	$8.2	$46.4	$(23.1)	$31.5	$(87.2)	$36.8	$(19.4)	$(69.8)

The carrying amount of our outstanding short-term debt, long-term debt and capital lease obligations at March 31, 2011 and December 31, 2010 was $1,229.1 million and $682.7 million, respectively. The estimated fair value of that debt and capital lease obligations was $1,060.7 million and $510.4 million at March 31, 2011 and December 31, 2010, respectively. Fair value of our debt, excluding the senior notes, is calculated using a discounted cash flow model with consideration for our non performance risk. The estimated fair value of our senior notes was based upon a broker quotation. A large portion of our debt relates to solar energy system financing at SunEdison and our senior notes as described in Note 11.

As of December 31, 2010, we recorded $80.2 million of contingent consideration for the SunEdison acquisition. This liability was paid on February 1, 2011 for a combination of $55.7 million in cash and the issuance of 2.1 million shares in MEMC common stock. That measure was based on the cash amount and the stock price at the date of issuance, which U.S. GAAP refers to as Level 1 inputs.

There were no transfers into or out of Level 1 and Level 2 financial instruments during the three months ended March 31, 2011 other than the SunEdison contingent consideration payment of $80.2 million and the extinguishment of derivative liabilities of $2.1 million.

The following table summarizes changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2010 and March 31, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available for Sale Investments	Trading Investments	Auction Rate Securities Right	Suntech Warrant	Contingent consideration related to acquisitions	Other Derivatives	Total
Balance at December 31, 2009	$11.6	$38.4	$2.0	$19.2	$(77.4)	$—	$(6.2)
Total unrealized gains (losses) included in earnings(1)	—	0.3	(0.2)	(5.3)	(1.1)	—	(6.3)
Total unrealized gains included in other comprehensive income, net	0.2	—	—	—	—	—	0.2
Sales, redemptions and maturities	(2.3)	(4.2)	—	—	—	—	(6.5)
Transfers out of Level 3, net	(2.6)	—	—	—	—	—	(2.6)

Balance at March 31, 2010	$6.9	$34.5	$1.8	$13.9	$(78.5)	$—	$(21.4)

Balance at December 31, 2010	$—	$—	$—	$5.2	$(26.2)	$1.6	$(19.4)
Total unrealized gains (losses) included in earnings(1)	—	—	—	1.6	(0.4)	0.1	1.3
Acquisitions	—	—	—	—	(5.0)	—	(5.0)

Balance at March 31, 2011	$—	$—	$—	$6.8	$(31.6)	$1.7	$(23.1)

The amount of total gains (losses) for the three months ended March 31, 2011 included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date	$—	$—	$—	$1.6	$(0.4)	$0.1	$1.3

(1)

Amounts included in earnings are recorded to non-operating expense (income) in the consolidated statements of operations, except for the amount included in earnings for the contingent consideration related to acquisitions, for which changes to the fair value were recorded to operating income (loss) in the consolidated statement of operations.

(4) Derivatives and Hedging Instruments

MEMC’s derivatives and hedging activities consist of:

		Assets (Liabilities or Equity) Fair Value
In millions	Balance Sheet Location	As of March 31, 2011	As of December 31, 2010
Derivatives designated as hedging:
Interest rate swaps	Accrued liabilities	$(0.5)	$(6.2)
Interest rate swaps	Prepaid and other current assets	$1.2	$0.7
Interest rate swaps	Accumulated other comprehensive income	$(2.3)	$2.4
Currency forward contracts	Prepaid and other current assets (accrued liabilities)	$9.3	$(8.6)
Currency forward contracts	Accumulated other comprehensive income	$(9.6)	$8.6

Derivatives not designated as hedging:
Suntech warrant	Other assets	$6.8	$5.2
Currency forward contracts	Prepaid and other current assets	$1.0	$2.1
Currency forward contracts	Accrued liabilities	$(2.1)	$(0.5)
Other derivatives	Prepaid and other current assets	$—	$1.2
Other derivatives	Other assets	$1.7	$1.6

		(Gains) Losses
		Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
In millions	Statement of Operations Location
Derivatives not designated as hedging:
Suntech warrant	(Increase) decrease in fair value of warrant	$(1.6)	$5.3
Currency forward contracts	Other, net	$1.8	$(1.0)

To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. As of March 31, 2011 and December 31, 2010, these currency forward contracts had net notional amounts of $205.2 million and $78.7 million, respectively. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to MEMC. A substantial portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen, and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts.

In addition to the currency forward contracts purchased to hedge transactional currency risks, we have entered into currency forward contracts to hedge cash flow risks associated with future purchases of raw materials denominated in Euros. Our cash flow hedges are designed to protect against the variability in foreign currency rates between the Euro and U.S. Dollars. We will hedge the foreign currency exposure through the fourth quarter of 2013 when the final payment on the purchase in Euros is expected to be made. The cash flow hedges are accounted for using hedge accounting. The notional amount of the currency forward contracts designated and accounted for as cash flow hedges as of March 31, 2011 and December 31, 2010 was $342.8 million and $377.3 million, respectively. At March 31, 2011, we had a $9.6 million gain in accumulated other comprehensive income, which represents the fair value of the effective portion of our cash flow hedges for currency forward contracts. After the raw materials have been moved to finished goods and sold to external customers the gain or loss on the hedge will be recognized into cost of goods sold. Based on the fair value at March 31, 2011, we expect $6.2 million of the gain to be reclassified into cost of goods sold within the next twelve months for our currency forward contracts designated as effective cash flow hedges. No ineffectiveness was recognized in 2011.

We are party to interest rate swap instruments with notional amounts totaling approximately $86.1 million and $146.2 million at March 31, 2011 and December 31, 2010, respectively, that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the swap agreements, MEMC pays the fixed rate and the financial institution counterparties to the agreements pay MEMC a floating interest rate. The estimated fair value recorded to the balance sheet as provided in the table above is an estimate of the net amount that MEMC would settle on March 31, 2011, if the agreements were transferred to other third parties or cancelled by MEMC. The effective portion of these hedges during the three months ended March 31, 2011 was recorded to accumulated other comprehensive income. Ineffectiveness of $0.2 million was recognized in the first quarter of 2011 and no such amount was recognized in the three months ended March 31, 2010.

The Suntech warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of Suntech, a customer, which warrant was received at the time that MEMC signed a long-term supply agreement with Suntech. The Suntech warrant exposes MEMC to equity price risk.

(5) Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended March 31,
In millions	2011	2010
Net income (loss)	$9.3	$(9.1)
Other comprehensive income (loss), net of tax:
Net translation adjustment	23.2	(10.5)
Net unrealized gain on available-for-sale securities	4.6	9.5
Hedging instruments	22.9	0.7
Net actuarial loss, prior service credit, and transition obligation	(0.2)	—

Other comprehensive income (loss), net of tax	50.5	(0.3)

Total comprehensive income (loss)	59.8	(9.4)
Net income attributable to noncontrolling interests	(13.8)	(0.5)
Net translation adjustment attributable to noncontrolling interests	(1.2)	(1.1)

Comprehensive income (loss) attributable to MEMC stockholders	$44.8	$(11.0)

(6) Loss Per Share

For the three month periods ended March 31, 2011 and March 31, 2010, basic and diluted loss per share (“EPS”) were calculated as follows:

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss allocable to common stockholders	$(4.5)	$(4.5)	$(9.6)	$(9.6)

EPS Denominator:
Weighted-average shares outstanding	228.9	228.9	226.8	226.8

Loss per share	$(0.02)	$(0.02)	$(0.04)	$(0.04)

On February 1, 2011, we issued 2.1 million shares to SunEdison’s former unit holders as part of the contingent consideration pursuant to the terms of the acquisition agreement. Approximately $7.4 million of the initial stock consideration due to SunEdison’s former unit holders is currently held in escrow pursuant to the terms of the acquisition agreement as of March 31, 2011. The shares held in escrow are pending resolution of indemnification claims.

For the three months ended March 31, 2011 and March 31, 2010, all options to purchase MEMC stock and all restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss attributable to MEMC common stockholders for the period.

(7) Inventories

Inventories consist of the following:

In millions	As of March 31, 2011	As of December 31, 2010
Raw materials and supplies	$137.7	$104.8
Goods and work in process	78.5	58.0
Finished goods	59.5	51.8

	$275.7	$214.6

Due to the earthquake in Japan on March 11, 2011, wafer production in our semiconductor wafer plant in Japan was suspended from that time through April 12, 2011. Because of the unplanned downtime, we recorded $7.7 million as period charges to cost of goods sold for unabsorbed unfavorable variances and inventory adjustments. We had no similar adjustments during the first three months of 2010.

(8) Solar Energy Systems Held for Development and Sale

Solar energy systems held for development and sale consist of the following:

In millions	As of March 31, 2011	As of December 31, 2010
Under development	$153.7	$68.8
Systems held for sale	42.1	168.7

	$195.8	$237.5

(9) Investments

Joint Venture Investments

Zhenjiang Huantai (formerly Jiangsu Huantai) Joint Venture

In May 2010, we entered into an equity method joint venture with Zhenjiang Huantai Silicon Science Ltd. Co. (formerly Jiangsu Huantai Group Co. Ltd) for the manufacture of multicrystalline ingots and wafers in Yangzhong City, Jiangsu Province, China (the “Zhenjiang Huantai JV”). During the quarter ended March 31, 2011, MEMC made an equity contribution of $17.8 million and provided a short-term loan of $3.1 million to the joint venture for working capital requirements. MEMC’s total equity investment balance was $56.0 million at March 31, 2011.

Samsung Fine Chemicals Joint Venture

In February 2011, we entered into a joint venture with Samsung Fine Chemicals Co. Ltd. for the construction and operation of a new facility to produce high purity polysilicon in Ulsan, South Korea. The joint venture will manufacture and supply polysilicon to the international markets. MEMC Singapore Pte. Ltd’s. ownership of the joint venture will be 50% and Samsung Fine Chemicals Co. Ltd will own the other 50%. MEMC’s total debt and equity commitments are expected to be $175.0 million through 2012. As of March 31, 2011, the Company had not invested capital in this joint venture. On April 1, 2011, the Company invested $13.8 million in the joint venture.

Investments Recorded at Fair Value

As of March 31, 2011 and December 31, 2010, the only investment recorded at fair value was an equity security investment in the common stock of a customer (“Gintech”), which investment is classified as a long-term available for sale investment. As of March 31, 2011 and December 31, 2010, the fair value of the investment was $45.7 million and $41.1 million, respectively. The cost basis in the investment is $12.4 million.

The carrying value of short-term and long-term investments consists of the following:

In millions	As of March 31, 2011	As of December 31, 2010
Items measured at fair value on a recurring basis	$45.7	$41.1
Equity method investments	67.2	46.1
Time deposits	0.1	0.1
Equity investments at cost	23.1	23.1

Total investments	136.1	110.4
Less: short-term investments	0.1	0.1

Non-current investments	$136.0	$110.3

There have been no other-than-temporary impairments on our cost method investments, as there have been no identified events or circumstances that would have an adverse effect on the investments as of March 31, 2011.

(10) Goodwill and Intangible Assets

Intangible assets at March 31, 2011 and December 31, 2010 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount		Accumulated Amortization or Allocated to Solar Energy System		Net Carrying Amount
		March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010	March 31, 2011	December 31, 2010
Dollars in millions
Amortizable intangible assets:
Favorable energy credits	7	$14.2	$14.2	$(3.9)	$(3.2)	$10.3	$11.0
Customer relationships(1)	6	7.4	5.4	(1.0)	(0.8)	6.4	4.6
Trade name	15	4.1	4.1	(0.4)	(0.3)	3.7	3.8
Internally developed software	3	1.3	1.3	(0.6)	(0.5)	0.7	0.8
Developed technology(1)	5	20.0	20.0	(1.7)	(1.3)	18.3	18.7
Customer sales backlog(1)	1	0.4	0.4	(0.3)	(0.2)	0.1	0.2

Total amortizable intangible assets		$47.4	$45.4	$(7.9)	$(6.3)	$39.5	$39.1

Indefinite lived assets:
In-process technology(1)	Indefinite	$0.3	$0.3	$—	$—	$0.3	$0.3
Power plant development arrangements(2)	Indefinite	18.0	18.0	(5.5)	(4.9)	12.5	13.1

Total indefinite lived assets		$18.3	$18.3	$(5.5)	$(4.9)	$12.8	$13.4

(1)

These intangibles represent the amounts acquired in the Solaicx acquisition, except within the customer relationships intangible which includes $7.1 million for SunEdison. The useful life for in-process technology will be determined once the research and development process is complete and at that time amortization of the asset will begin.

(2)

Power plant development arrangements are allocated to the solar energy system (fixed assets or inventory) upon completion of the related solar energy systems stemming from the backlog at the date of acquisition.

During the first quarter of 2011, SunEdison completed the acquisition of 100% of the voting equity of a company for a preliminary purchase price of $9.1 million, of which $5.0 million relates to contingent consideration. We preliminarily recorded $7.1 million and $2.0 million to goodwill and intangibles, respectively. These are preliminary estimates and are subject to change upon completion of our valuation procedures.

(11) Debt and Capital Lease Obligations

Debt (including consolidated variable interest entities (“VIEs”) and capital leases outstanding consist of the following:

In millions	As of March 31, 2011	As of December 31, 2010
Short-term debt:
Solar energy systems, weighted average interest rate of 6.36% and 6.13%, respectively	$6.8	$33.6

Long-term debt and capital leases:
Senior notes	$550.0	$—
Solar energy systems:
Capital lease obligations	125.5	125.7
Finance obligations	520.5	495.9
Long-term notes	23.5	24.0
Capital leases for equipment and other debt	2.8	3.5

Total long-term debt and capital leases	1,222.3	649.1
Less current portion - Long-term notes, capital leases for equipment and other debt	6.0	6.4
Less current portion - Solar energy systems	43.9	32.1

Long-term portion	$1,172.4	$610.6

Senior Notes

On March 10, 2011, we issued $550.0 million of 7.75 % Senior Notes due April 1, 2019 (the “2019 Notes”). We incurred $13.3 million in debt issuance costs, which will be amortized into the statement of operations over the eight year term. The 2019 Notes were sold at a price equal to 100% of the principal amount thereof. The interest on the 2019 Notes is payable semi-annually, in cash in arrears, on April 1 and October 1, commencing October 1, 2011. We may redeem the 2019 Notes at our option, in whole or in part, at any time on or after April 1, 2014, upon not less than 30 nor more than 60 days’ notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below.

Year	Price
2014	105.813%
2015	103.875%
2016	101.938%
2017 and thereafter	100.000%

If a change of control of MEMC occurs, each holder of the 2019 Notes will have the right to require us to repurchase all or any part of that holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of the repurchase.

The 2019 Notes were guaranteed by certain of MEMC’s domestic subsidiaries (the “guarantors”). The 2019 Notes are senior unsecured obligations and will be subordinated to all of our and the guarantors’ existing and future secured debt.

The indenture governing the 2019 Notes contains covenants that limit our and our subsidiaries’ ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make other restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to make dividend and other payment restrictions affecting restricted subsidiaries, (v) to make certain transactions with affiliates, and (vi) to merge, consolidate or sell substantially all of our assets and in certain situations, a cross default provision. These covenants are subject to a number of qualifications and limitations. As of March 31, 2011, we were in compliance with all covenants contained within the indenture governing the 2019 Notes.

In addition, the indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the 2019 Notes when due, failure to comply with covenants under the indenture, failure to pay other indebtedness or acceleration of maturity of other indebtedness, failure to satisfy or discharge final judgments and occurrence of bankruptcy events.

Corporate Credit Facility

On March 23, 2011, the Company amended and restated its existing Corporate Credit Facility. The amended facility provides for total borrowings of up to $400 million, has an accordion feature to provide for borrowings of up to $550 million in the aggregate (upon terms to be agreed upon by the parties at the time of such request), and has a three year term. While the original Corporate Credit Facility was secured by a pledge of 65% of the capital stock of certain of our domestic and foreign subsidiaries, the amended and restated Corporate Credit Facility is also secured by substantially all the assets of MEMC and its domestic subsidiaries.

Interest on borrowings under the Corporate Credit Facility will be based on either, at our election, LIBOR plus an initial applicable margin of 2.75% or at a defined prime rate plus an initial applicable margin of 1.75%. The amended facility also provides for the Company to pay various fees, including a commitment fee of 0.50% on the lenders’ unused commitments. The amended facility contains covenants which are typical for credit arrangements of this size, including covenants relating to a consolidated interest charge ratio, consolidated leverage ratio, a minimum liquidity ratio and in certain situations, a cross default provision.

As part of the amended and restated Corporate Credit Facility, we incurred debt issuance costs of $4.5 million, which will be amortized into the statement of operations over the three year term of the facility. As of March 31, 2011, we had no outstanding borrowings under this facility. Outstanding third party letters of credit backed by this facility at such date were $96.1 million. We met all covenants under this facility at March 31, 2011.

Finance and Capital Lease Obligations

We have short-term committed financing arrangements renewable annually of approximately $58.8 million at March 31, 2011, of which there were no short-term borrowings outstanding at March 31, 2011. Of the $58.8 million committed short-term financing arrangements, $38.2 million is unavailable because of the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

We have additional long-term committed financing arrangements of approximately $1,003.5 million at March 31, 2011, of which $573.5 million is outstanding, including the $550.0 million for the 2019 Notes. Of the $1,003.5 million committed long-term financing arrangements, $110.7 million is unavailable because it relates to the issuance of third party letters of credit. We pay commitment fees of up to 1.0% on the committed loan agreements.

Our solar energy systems for which we have short-term debt, capital lease and finance obligations are included in separate legal entities. The short-term debt, capital lease and finance obligations of $6.8 million, $125.5 million and $520.5 million, respectively, except for $36.6 million of finance obligations, have recourse to those separate legal entities but no recourse to MEMC or the SunEdison parent under the terms of the applicable agreements. The recourse finance obligations above are collateralized by the related solar energy system assets. These obligations may also include limited guarantees by MEMC or the SunEdison parent related to operations, maintenance and certain indemnities.

On March 31, 2011, one of SunEdison’s project subsidiaries signed and executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $120 million, of which $116.9 million is available as of March 31, 2011. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.

The schedule of principal payments on long-term debt (including consolidated VIEs and excluding solar energy system financing obligations) is as follows:

In millions	As of March 31, 2011
April 1, 2011 through December 31, 2011	$14.5
2012	28.2
2013	9.0
2014	9.2
2015	9.4
Thereafter	624.2

Total	$694.5

The aggregate amounts of minimum lease payments on our financing sale leaseback transactions are $410.3 million. Future payments from 2011 through 2015 are as follows:

In millions	As of March 31, 2011
April 1, 2011 through December 31, 2011	$32.5
2012	$25.9
2013	$25.2
2014	$23.3
2015	$21.6

(12) Stockholders’ Equity

The following table presents the change in total stockholders’ equity for the three months ended March 31, 2011:

In millions	MEMC Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 1, 2011	$2,251.7	$43.9	$2,295.6
Net (loss) income	(4.5)	13.8	9.3
Other comprehensive income, net of tax	49.3	1.2	50.5
Stock issued for SunEdison contingent consideration	24.5	—	24.5
Stock plans, net	7.2	—	7.2
Distributions to noncontrolling interest	—	(12.4)	(12.4)

Balance, March 31, 2011	$2,328.2	$46.5	$2,374.7

On February 1, 2011 we issued 2.1 million shares to SunEdison’s former unit holders as part of the contingent consideration pursuant to the terms of the acquisition agreement.

Stock-Based Compensation

We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors, and consultants. We issue new shares to satisfy stock option exercises. As of March 31, 2011, there were 15.3 million shares authorized for future grant under these plans. Options to employees are generally granted upon hire and annually or semi-annually, usually with four-year vesting, although certain grants have three, four or five-year cliff vesting. No option has a term of more than 10 years. Under our current equity plans, the exercise price of stock options granted equals the market price on the date of the grant.

The following table presents information regarding outstanding stock options as of March 31, 2011 and changes during the three months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2010	13,259,245	$21.88
Granted	1,239,485	12.62
Exercised	(9,783)	8.75
Forfeited	(11,891)	14.32
Expired	(15,092)	31.79

Outstanding at March 31, 2011	14,461,964	$21.09	$5.88	8

Options exercisable at March 31, 2011	5,497,172	$28.66	$2.03	6

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the first quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changes based on the fair market value of our stock. For the three months ended March 31, 2011, the total intrinsic value of options exercised and the cash received from option exercises under our option plans was less than $0.1 million. The actual tax benefit realized for the tax deductions from option exercises for the three months ended March 31, 2011 and March 31, 2010 was less than $0.1 million.

Our weighted-average assumptions are as follows:

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Risk-free interest rate	1.5%	2.2%
Expected stock price volatility	66.1%	68.5%
Expected term until exercise (years)	5	4
Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value per share of options granted was $6.71 and $7.08 for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, $43.3 million of total unrecognized compensation cost related to stock options granted and outstanding as of March 31, 2011 is expected to be recognized over a weighted-average period of 2.8 years.

Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future, provided the stock unit is vested at the time. The following table presents information regarding outstanding restricted stock units as of March 31, 2011 and changes during the three months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2010	4,017,290
Granted	61,640
Converted	(658,604)
Forfeited	(29,796)

Outstanding at March 31, 2011	3,390,530	$45.8	2

At March 31, 2011, there were no restricted stock units which were currently convertible into shares. The weighted-average fair value of restricted stock units per share on the date of grant was $11.54 and $12.41 for the three months ended March 31, 2011 and March 31, 2010, respectively. As of March 31, 2011, $21.6 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 2.4 years.

Stock-based compensation expense for the three months ended March 31, 2011 and March 31, 2010 was $6.1 million and $6.8 million, net of income tax benefit of $3.6 million and $3.8 million, respectively.

(13) Income Taxes

In general, we record income tax expense each quarter based on our best estimate as to the full year’s effective tax rate. This estimated tax expense is reported based on a pro-ration of the actual income earned in the period divided by the full year forecasted income. There are certain items, however, which are given discrete period treatment and the tax effects of those items are reported in the quarter that such event arises. Items that give rise to discrete recognition include (but are not limited to) finalizing tax authority examinations, changes in statutory tax rates and expiration of a statute of limitations.

The process for calculating income tax expense includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and tax planning strategies. We presently have a three year cumulative loss in the U.S. for income tax accounting purposes and are relying upon tax planning strategies, which include altering the timing and amount of payments from non-U.S. subsidiaries to our U.S. operations in determining the realizability of the deferred tax assets. Reliance on these strategies was the primary reason for not recognizing a valuation allowance on the U.S. deferred tax assets. In arriving at these judgments, the weight given to the potential effect of all positive and negative evidence is commensurate with the extent to which it can be objectively verified. The total deferred tax assets as of March 31, 2011 and December 31, 2010 were $209.6 million and $172.7 million, respectively.

We are subject to income taxes in the United States and numerous foreign jurisdictions. From time to time, we are subject to income tax audits in these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits, or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total reserve for uncertain tax positions as of March 31, 2011 was $32.5 million, which has not materially changed from December 31, 2010.

We are currently under examination by the IRS for the 2008 and 2009 tax years. Additionally, due to the carryback of our 2009 net operating loss for utilization against the 2007 tax liability, the IRS has re-opened the 2007 tax year for further review. We believe it is reasonably possible that some portions of the examination could be completed within the next twelve months; however, the results of the examination and any potential settlement are not estimable at this time.

(14) Variable Interest Entities

We are the primary beneficiary of four variable interest entities (“VIEs”) that we consolidate as of March 31, 2011, all of which existed and were consolidated by the Company as of December 31, 2010. During the first quarter of 2011, four solar energy system project companies that were consolidated as of December 31, 2010 were sold and therefore derecognized. The carrying amounts and classification of our consolidated VIEs’ assets and liabilities included in our consolidated financial statements are as follows:

In millions	As of March 31, 2011	As of December 31, 2010
Current assets	$20.6	$173.0
Noncurrent assets	63.1	63.1

Total assets	$83.7	$236.1

Current liabilities	$6.8	$38.5
Noncurrent liabilities	70.2	107.8

Total liabilities	$77.0	$146.3

The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources.

15) Deferred Revenue and Profit

Deferred revenue and profit consists of the following:

In millions	As of March, 2011	As of December 31, 2010
Deferred revenue and profit for solar energy systems:
Short-term deposits on solar energy systems	$4.7	$8.8
Profit deferrals on solar energy system sales	86.1	63.2
Deferred subsidy revenue	12.5	11.8

Total solar energy system deferred revenue	$103.3	$83.8
Semiconductor and Solar Materials deferred revenue	114.1	115.2

Total deferred revenue	$217.4	$199.0

(16) Commitments and Contingencies

Contingent Consideration

Contingent consideration was due to the former SunEdison unit holders if certain operational criteria were met from January 1, 2010 through December 31, 2010. As of December 31, 2010, we recorded $80.2 million of contingent consideration, which was the maximum payout under the acquisition agreement. This liability was paid on February 1, 2011 through a combination of $55.7 million in cash and the issuance of 2.1 million shares of MEMC common stock.

Contingent consideration may also be due to the former Solaicx shareholders if certain operational criteria are met from July 1, 2010 through December 31, 2011. The amount payable is based on Solaicx achieving revenues of at least $60.0 million during such time period, up to a maximum revenue target of $71.8 million, with the payout on a linear basis between those two amounts. This would entitle the former Solaicx shareholders to up to an additional $27.6 million of a combination of cash and MEMC common stock. As of March 31, 2011, the range of outcomes and the assumptions used to develop the estimates have not changed since the date of the acquisition. Future revisions to the estimated fair value of the contingent consideration could be material.

Commitments

Indemnification

We have agreed to indemnify some of our Semiconductor Materials and Solar Materials customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims as of March 31, 2011.

We generally warrant the operation of our solar energy systems for a period of time. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of historical material warranty claims and expected future claims, we have not recorded a warranty accrual related to solar energy systems as of March 31, 2011. We may also indemnify our customers for tax credits associated with the systems we construct and sell and then leaseback. During the quarter ending March 31, 2011, we made additional payments under the terms of the lease agreements to indemnify our sale leaseback customers for approximately $6.0 million for shortfalls in amounts approved by the U.S. Treasury Department related to the Grant in Lieu program tax credits. We are working with our sale leaseback customers and the U.S. Treasury Department to recover these shortfalls. We believe additional exposure to such payments would not be material.

In connection with certain contracts to sell outright solar energy systems or as sale leasebacks, SunEdison has guaranteed the systems’ performance for various time periods following the date of interconnection. Also, under a separate operations and maintenance services agreement, SunEdison guaranteed the uptime availability of the system over the term of the arrangement, which may last 20 years. To the extent there are shortfalls in either of the guarantees, SunEdison is required to indemnify the purchaser up to the guaranteed amount through a cash payment. The maximum losses that SunEdison may be subject to for non-performance are contractually limited by the terms of each executed agreement.

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

The Court held a jury trial from October 25, 2010 to November 2, 2010. After the Court’s October 13, 2010 ruling in favor of MEMC, the only remaining claim that Soitec continued to assert at trial was a single patent claim directed against some mono-implant research and development efforts conducted by MEMC approximately four to six years ago, none of which have occurred since 2006, and none of which are material or relevant to the current operations at MEMC. MEMC continued to assert at trial its counterclaim for infringement of MEMC’s patent. On November 2, 2010, the jury found that certain of Soitec’s wafers infringed the patent asserted by MEMC at trial. The jury also found that one of the Soitec patent claims was valid. This single patent claim covers MEMC’s mono-implant research and development effects that ended in 2006. Post trial motions have been briefed and are awaiting resolution by the Court. MEMC expects to appeal certain of the Court’s rulings in this matter. The damages phase of this trial will likely occur after any appeals by MEMC or Soitec in the case. We believe that Soitec and CEA’s suit against us has no merit, and we are asserting a vigorous defense against these claims, as well as our infringement counterclaim. Although it is not possible to predict the outcome of such matters, we believe that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position, cash flows or results of operations.

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

This litigation resulted in a trial which commenced on February 22, 2011. On March 2, 2011, the jury found for MEMC on the fraud and unjust enrichment claims made by Semi-Materials against the Company. The jury found for Semi-Materials on the breach of contract claim, awarding damages to Semi-Materials of $19.0 million. Approximately $5.1 million of this amount relates to an amount previously recorded by MEMC. MEMC believes that the jury award was calculated not based on the actual harm suffered by Semi-Materials for the alleged failed deliveries, but based on the difference between the price under the alleged 2005 purchase orders and the price of polysilicon in November 2006 (after polysilicon prices had risen substantially throughout 2006). MEMC believes that this verdict results in a windfall to Semi-Materials and intends to appeal the verdict. During the first quarter of 2011, MEMC recorded an additional $13.9 million to marketing and administration expenses as a result of the jury verdict pending the appeal.

On March 31, 2008, Semi-Materials and its affiliate SMC Shanghai (“SMC”) filed two additional lawsuits against MEMC, one in the United States District Court for the Southern District of Texas (Case No. 4:08-CV-00991) (the “Texas Action”) and another in the United States District Court for the Eastern District of Missouri (Case No. 4:08-CV-00434-JCH) (the “Missouri Action”). In both cases, Semi-Materials and SMC alleged that: (i) MEMC Pasadena, Inc. (“MEMC Pasadena”) breached an agreement with SMC for SMC to act as MEMC’s exclusive sales agent in China; (ii) MEMC Pasadena breached an agreement with Semi-Materials for Semi-Materials to act as MEMC Pasadena’s exclusive sales agent in Korea; (iii) MEMC tortiously interfered with the purported sales agency agreements among MEMC Pasadena and SMC and Semi-Materials; and (iv) MEMC tortiously interfered with a separate sales agency agreement Semi-Materials claimed existed with an unrelated party. In the Missouri Action, Semi-Materials also claimed that MEMC tortiously interfered with an expectancy for an on-going business relationship Semi-Materials claimed existed with the unrelated party. Upon MEMC’s motions for summary judgment in the Missouri Action, the Court dismissed the claim that MEMC tortiously interfered with the purported sales agency agreements, and the claim that MEMC tortiously interfered with the alleged sales agency agreement between Semi-Materials and the unrelated party. The remaining claims were tried before a jury between January 4 and January 12, 2010. At trial, the jury found in favor of Semi-Materials and SMC on their respective claims for breach of contract against MEMC Pasadena, awarding a verdict of $0.2 million, and found in favor of MEMC on Semi-Materials’ claim for tortious interference with an expectancy of an ongoing business relationship with the unrelated party. MEMC Pasadena filed a post-trial motion for judgment as a matter of law as to the breach of contract claims on which the jury found in favor of Semi-Materials and SMC. The Court denied that motion on August 30, 2010. Semi-Materials and SMC filed a Notice of Appeal to the United States Court of Appeals for the Eighth Circuit concerning rulings the Court made at summary judgment concerning Plaintiffs’ alleged damages on their breach of contract claims. MEMC Pasadena filed a Notice of Cross-Appeal concerning the Court’s entry of judgment based upon the jury verdict and the Court’s denial of MEMC’s motion for judgment as a matter of law. The appellate matters have been docketed as Appeal Nos. 10-1324 and 10-1626 in the United States Court of Appeals for the Eighth Circuit. The oral argument in this appeal occurred on April 11, 2011. No discovery has been undertaken in the Texas Action, and it has been stayed.

We do not believe that the Semi-Materials cases, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of these matters are unpredictable, damages could be substantial, and the results of these cases could be unfavorable for MEMC.

Minneapolis Firefighters’ Relief Association v. MEMC Electronic Materials, Inc., et al.

On September 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff Minneapolis Firefighters’ Relief Association asserting claims against MEMC and Nabeel Gareeb, MEMC’s former Chief Executive Officer. On October 10, 2008, a substantially similar putative class action lawsuit was filed by plaintiff Donald Jameson against MEMC, Mr. Gareeb and Ken Hannah, MEMC’s former Chief Financial Officer and currently MEMC’s Executive Vice President and President—Solar Materials. These cases purportedly are brought on behalf of all persons who acquired shares of MEMC’s common stock between June 13, 2008 and July 23, 2008, inclusive (the “Class Period”). Both complaints allege that, during the Class Period, MEMC failed to disclose certain material facts regarding MEMC’s operations and performance, which had the effect of artificially inflating MEMC’s stock price in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Plaintiffs further allege that Messrs. Gareeb and Hannah are subject to liability under Section 20(a) of the Act as control persons of MEMC. Plaintiffs seek certification of the putative class, unspecified compensatory damages, interest and costs, as well as ancillary relief. On December 12, 2008, these actions were consolidated, and the Court appointed Mahendra A. Patel as lead plaintiff. Plaintiff filed a consolidated amended complaint on February 23, 2009. Defendants filed a motion to dismiss the consolidated amended complaint, which was fully briefed by the parties by June 24, 2009. On March 8, 2010, the Court dismissed the consolidated class action complaint with prejudice. On March 31, 2010, plaintiff filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. Oral argument for this appeal occurred on April 12, 2011.

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

Each individual defendant is a current or former officer and/or director of MEMC. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, based on allegations of conduct similar to that alleged in the putative class action lawsuit described above. On December 19, 2008, the court entered a stipulated order staying the derivative action pending resolution of any motions to dismiss in the putative class action described above. On April 19, 2011, the Court continued the stay.

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

During the quarter ended March 31, 2011, we accrued $3.6 million in expense from an unfavorable verdict in one of our pending cases.

(17) Reportable Segments

In millions	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Net sales:
Semiconductor Materials	$251.5	$219.3
Solar Materials	326.3	157.7
Solar Energy	158.1	60.7

Consolidated net sales	$735.9	$437.7

Operating income (loss):
Semiconductor Materials	$8.4	$(7.9)
Solar Materials	39.4	12.2
Solar Energy	(6.6)	6.8
Corporate and other	(41.4)	(26.4)

Consolidated operating loss	$(0.2)	$(15.3)

Interest expense (income):
Semiconductor Materials	$(0.2)	$0.2
Solar Materials	(0.7)	0.1
Solar Energy	5.1	11.0
Corporate and other	4.8	0.8

Consolidated net interest expense	$9.0	$12.1

Depreciation and amortization:
Semiconductor Materials	$30.6	$26.2
Solar Materials	12.4	6.9
Solar Energy	6.0	4.4

Consolidated depreciation and amortization	$49.0	$37.5

Capital expenditures:
Semiconductor Materials	$50.7	$18.8
Solar Materials	154.3	27.4
Solar Energy(1)	53.0	44.9

Consolidated capital expenditures	$258.0	$91.1

(1)	Consists primarily of construction of solar energy systems of $52.6 million and $44.9 million in the three months ended March 31, 2011 and March 31, 2010, respectively.

The Solar Energy and Solar Materials segments include $293.4 million and $56.4 million of goodwill, respectively, and we have recorded no impairment on such goodwill.

Due to the earthquake in Japan on March 11, 2011, our semiconductor wafer production in Japan was suspended from that time through April 12, 2011. Because of the unplanned downtime, we recorded $8.6 million as period charges to cost of goods sold for unabsorbed unfavorable variances, inventory adjustments and asset impairment charges. We had no similar adjustments during the first three months of 2010.

Approximately $13.1 million and $3.6 million of expense was recorded in the Corporate and Solar Materials segments, respectively, related to legal cases during the quarter ended March 31, 2011. The legal expense recorded to Corporate related to activities and business decisions of the corporate operations. The remaining portion of expenses recorded to Corporate included substantially all of our stock compensation expense, general corporate marketing and administration costs, research and development administration costs, legal and tax professional services and related costs, and other personnel costs not reflected in the segments.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of MEMC Electronic Materials, Inc. included herein.

Business

MEMC is a global leader in the development, manufacture, and sale of silicon wafers, and with the acquisition of SunEdison in 2009, a major developer and seller of photovoltaic energy solutions. MEMC is organized by end market, with three business segments: Semiconductor Materials, Solar Materials, and Solar Energy. Semiconductor Materials provides silicon wafers ranging from 100 millimeter (4 inch) to 300 millimeter (12 inch) as the base material for semiconductor devices. Solar Materials sells silicon wafers, primarily 156 millimeter, for solar applications. Depending on market conditions, MEMC may also sell intermediate silicon products such as polysilicon and silane to solar cell manufacturers, flat panel display producers, or other markets. During the first quarter of 2011, MEMC engaged a contract manufacturer to begin production of solar modules to be used in our Solar Energy segment. MEMC’s Solar Energy segment (SunEdison) designs, develops, installs, finances and monitors solar energy systems and facilitates the sale of solar generated electricity. Through SunEdison, MEMC is one of the world’s leading developers of solar energy projects and, we believe, one of the most geographically diverse. MEMC’s technology leadership in silicon and downstream solar are enabling the company to expand its customer base and lower costs throughout the silicon supply chain.

OVERVIEW

Due to the expansion of our business, in March 2011, we issued $550.0 million of 7.75% senior notes due April 1, 2019. We plan to use the net proceeds for general corporate purposes, including working capital, capital expenditures, the construction of solar power projects, acquisitions, investments, strategic transactions and joint ventures. In addition, we amended and extended our Corporate Credit Facility in March 2011. The amended and extended facility provides for total borrowings up to $400 million, with the ability to increase the capacity up to $550 million. See Note 11 for further discussion.

Semiconductor Materials Segment

Revenue in the Semiconductor Materials segment grew by 15% over the same period a year ago while decreasing 4% compared to the prior quarter. The increase in revenue from the same period a year ago is attributable to increased average selling prices which is partially offset by lower volume. The decrease from the prior quarter is attributable to the loss of sales from the Utsunomiya facility in Japan due to the earthquake. We anticipate semiconductor demand to continue to increase in 2011 but at a lower rate than in 2010.

The segment’s Utsunomiya, Japan facility was affected by the 9.0 magnitude earthquake that occurred on March 11, 2011. Wafer production was suspended through early April 2011. In April 2011, the facility resumed limited shipments of its 300mm products and resumed production on qualified process tools, while continuing to inspect, qualify, and ramp additional equipment. Production yield on operating tools has been comparable to pre-earthquake levels, raw material availability has been good, and power availability has improved. Pre-earthquake 300mm production levels in the facility were achieved by May 2, 2011. The facility’s small volume of 200mm wafer capacity, previously scheduled to be moved to our Ipoh, Malaysia site during the third quarter of 2011, is now in the process of being moved ahead of the original schedule. A majority of the customers of the facility are not in Japan and did not have their operations directly affected. However, we do not have good visibility into the downstream impact on others and the impact that may have on our customers’ demand for our products.

Solar Materials Segment

Revenue in the Solar Materials segment grew by 107% over the same period a year ago, and 17% over the prior quarter. The increase in revenue from the same period a year ago is attributable to an increase in both volume and average selling price. The increase from the prior quarter was driven by increased wafer volumes, offset partially by a decrease in average selling price for wafers. Increased volumes were met with higher internal polysilicon production volumes and the use of third party wafer manufacturers.

During the first quarter of 2011, we initiated solar wafer manufacturing at our facility in Kuching, Malaysia. Production at the Kuching facility will continue to ramp during 2011, which will lessen our dependence on third party wafer manufacturers.

MEMC Singapore Pte. Ltd. entered into a joint venture agreement with Samsung Fine Chemicals during the first quarter of 2011 to produce high purity polysilicon. The joint venture facility in Ulsan, Korea will have an initial annual capacity of 10,000 metric tons. Production is expected to begin in 2013. MEMC’s total debt and equity commitments are expected to be $175.0 million through 2012. As of March 31, 2011, the Company had not invested capital in this joint venture. MEMC also entered into a joint venture agreement with JA Solar to build and operate a solar cell production facility in Yangzhou, China with production expected to begin in the second half of 2011. These partnerships are expected to improve our cost position in the solar industry and allow us to strengthen our supply chain.

Solar Energy Segment (SunEdison)

During the first quarter of 2011, our SunEdison business recognized direct sales of four projects totaling 30.1 megawatts (“MW”), including a 20.4MW system in Campania, Italy that SunEdison sold along with its 50% joint venture partner, a European commercial bank. SunEdison also entered into a new master lease agreement and completed sale leaseback transactions under the new and existing agreements totaling 10.9MW in the United States during the current quarter.

As of March 31, 2011, SunEdison had a project pipeline of approximately 1,870MW, which includes projects under construction totaling 105MW. SunEdison uses the term “pipeline” to identify solar energy systems for which SunEdison has a signed power purchase agreement or a secured grid connection site and completed permitting, or a letter of intent identifying the terms and conditions to develop the proposed transaction. “Under construction” refers to projects within pipeline, in various stages of completion, which are not yet operational. There can be no assurance that projects in pipeline will be converted to completed projects.

RESULTS OF OPERATIONS

Net sales by segment in the three months ended March 31, 2011 and March 31, 2010 were as follows:

	Three Months Ended March 31,
Net Sales	2011	2010
Dollars in millions
Semiconductor Materials	$251.5	$219.3
Solar Materials	326.3	157.7
Solar Energy	158.1	60.7

Total Net Sales	$735.9	$437.7

Semiconductor Materials Segment Net Sales

The increase in Semiconductor Materials sales in the first quarter of 2011 was primarily the result of price increases of $28.2 million and improved product mix of $5.7 million, partially offset by lower overall volume of $1.8 million. Price increases occurred across all wafer diameters while the volume decrease was primarily in 150mm wafers. Overall wafer average selling price in the first quarter of 2011 was approximately 15.6% higher than our overall wafer average selling price in the first quarter of 2010. We anticipate semiconductor demand to continue to increase in 2011 but at a lower rate than in 2010. Sales were also negatively impacted in the quarter ended March 31, 2011 due to the earthquake in Japan.

Solar Materials Segment Net Sales

The increase in Solar Materials sales in the first quarter of 2011 was primarily the result of wafer volume increases of $120.5 million as well as wafer pricing increase of $30.0 million over the same period in the prior year. Although the average wafer selling price increased from the first quarter of 2010 to the first quarter of 2011, we expect to see steady pressure on wafer pricing sequentially throughout 2011.

In January 2011, one long-term solar wafer customer did not make a scheduled increased 2011 refundable capacity reservation deposit required under the agreement or renew a required 2011 letter of credit in an attempt to renegotiate the price and other terms under the agreement. Although the customer has continued to make payments on prior balances, we have ceased shipments to this customer pending resolution of these issues and payment in full for all prior balances.

Solar Energy Segment (SunEdison) Net Sales

The increase in Solar Energy net sales in the first quarter of 2011 was primarily the result of the sale of four solar energy systems totaling 30.1MW during the first quarter of 2011, compared to sales totaling only 11MW during the first quarter of 2010. Net sales for the first quarter of 2011 also included revenues of $5.6 million from energy production as compared to $3.8 million in the first quarter of 2010.

Solar Energy segment net sales do not include financing sale leasebacks with contract sales values of $67.6 million in the first quarter of 2011 and $15.0 million in the first quarter of 2010, which transactions result in the retention of assets on our balance sheet along with the related non-recourse debt. See “Critical Accounting Policies” within our 2010 annual report on Form 10-K.

	Three Months Ended March 31,
Gross Profit	2011	2010
Dollars in millions
Cost of Goods Sold	$621.9	$378.4
Gross Profit	114.0	59.3
Gross Margin Percentage	15.5%	13.5%

The increase in our gross profit dollars and gross margin percentage for the quarter ended March 31, 2011 compared to the quarter ended March 31, 2010 was primarily the result of Solar Materials and Semiconductor Materials pricing increases and productivity improvements, partially offset by estimated charges related to the Japan earthquake of approximately $8.6 million in our Semiconductor Materials segment. We expect additional expenses over the remanining periods in 2011, related to potential repair and maintenance costs that will be expensed as incurred, as well as unfavorable variances due to the facility operating at less than normal capacity.

	Three Months Ended March 31,
Marketing and Administration	2011	2010
Dollars in millions
Marketing and Administration	$93.0	$62.2
As a Percentage of Net Sales	12.6%	14.2%

The increase in marketing and administration expenses for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 was due to charges of $13.1 million in the first quarter of 2011 related to net legal verdicts and settlements. The remaining increase relates to increased employee costs and professional services as a result of the increase in the size of the sales and marketing overhead to support growth in our SunEdison business unit.

	Three Months Ended March 31,
Research and Development	2011	2010
Dollars in millions
Research and Development	$21.0	$11.1
As a Percentage of Net Sales	2.9%	2.5%

R&D expenses consisted mainly of product and process development efforts to increase our capabilities in each of our business units. The increases in R&D expenses in the first quarter of 2011 compared to the same period in the prior year are due to new efforts for emerging technologies included primarily in the Solar Materials segment.

	Three Months Ended March 31,
Operating (Loss) Income	2011	2010
Dollars in millions
Semiconductor Materials	$8.4	$(7.9)
Solar Materials	39.4	12.2
Solar Energy	(6.6)	6.8
Corporate and other	(41.4)	(26.4)

Total Operating Loss	$(0.2)	$(15.3)

During the first quarter of 2011, our consolidated operating income represented an improvement of $15.1 million over the same period in 2010. These improvements were the net results of the changes in gross profit dollars and operating costs discussed above.

Semiconductor Materials Segment

The change in our Semiconductor Materials operating income from a loss of $7.9 million in the first quarter of 2010 to income of $8.4 million in the first quarter of 2011 was the result of price increases and productivity improvements. This was partially offset by the effects of the Japan earthquake, which impacted operating margin negatively by $9.3 million due to asset impairments, inventory adjustments and other costs. Operating margin was also unfavorably impacted due to lost sales during the period the plant was not operational.

Solar Materials Segment

The increase in our Solar Materials operating income from $12.2 million in the first quarter of 2010 to $39.4 million in the first quarter of 2011 was the result of increased wafer volumes, increased wafer pricing and improvements in wafer costs. The wafer cost improvements were driven by productivity initiatives realized in our polysilicon plants and lower wafer conversion costs. Offsetting the increase was a charge of $3.6 million related to a legal verdict and approximately $6 million of start-up costs for our new manufacturing facility in Kuching, Malaysia.

Solar Energy Segment (SunEdison)

Our Solar Energy segment had an operating loss of $6.6 million in the first quarter of 2011 compared to income of $6.8 million for the first quarter of 2010. The Solar Energy segment’s operating results are highly dependent upon the timing of system sales and revenue recognition requirements related to the contractual terms of the expected sales agreements, type of project finance method utilized, as well as completed and uncompleted projects. Revenue and income recognition in any given period may differ due to the timing of installation, related expenditures and system warranty and indemnity provisions, as well as the type of financing obtained. Operating loss for the first quarter of 2011 was attributable, in part, to the timing of revenue and profit recognition on direct sale projects that were sold in which the full contract price was received but for which we were unable to book the full contract price as revenue and margin recognition under real estate sales accounting. Because of certain production and uptime guarantees, $16.6 million of the total cash proceeds from these sales was deferred and will be recognized as revenue and margin at a later date, net of actual costs for the guarantees.

Corporate and other

Corporate and other expenses are mainly comprised of substantially all of our stock compensation expense, general corporate marketing and administration costs, research and development administration costs, legal and tax professional services and related costs, salary and other personnel costs, and other items not reflected in the segments. Corporate and other expenses increased $15.0 million from $26.4 million in the first quarter of 2010 compared to $41.4 million in the first quarter of 2011, primarily due to a charge of $13.1 million related to net legal verdicts and settlements within the 2011 first quarter. The legal expense recorded to Corporate related to activities and business decisions of the corporate operations. The remaining increase was related to marketing and administration costs, including payroll costs and professional fees.

	Three Months Ended March 31,
Non-operating Expense	2011	2010
Dollars in millions
Interest expense	$9.0	$12.1
Interest income	(0.9)	(2.3)
(Increase) decline in fair value of warrant	(1.6)	5.3
Other, net	(0.4)	0.6

Total Non-operating Expense	$6.1	$15.7

Interest expense primarily relates to debt and capital leases for solar energy systems. For the three months ended March 31, 2011 and March 31, 2010, we recorded $5.1 million, net of capitalized interest of $1.0 million, and $11.0 million of interest expense, respectively, to the Solar Energy Segment. Of the $11.0 million recorded in the Solar Energy segment in the first quarter of 2010, $6.6 million relates to deferred financing fees that were charged to interest expense when previously incurred solar energy system debt was transferred to the buyer upon sale of the system. Offsetting the decrease in interest expense from the first quarter of 2010 to the first quarter of 2011 is an increase of $2.5 million expense related to the issuance of our 2019 Notes during the first quarter of 2011 as discussed in Liquidity and Capital Resources below.

The change in fair value of warrant represents the mark-to-market adjustment for a warrant received from a customer, Suntech Power Holdings (“Suntech”). We recorded an increase in the estimated fair value of the warrant of $1.6 million in the three months ended March 31, 2011 compared to a decrease in fair value of $5.3 million in the same period of 2010. The change in the estimated fair value of the warrant is primarily driven by the change in the price of Suntech’s ordinary shares, which had a price per share of $9.86 and $8.01 at March 31, 2011 and December 31, 2010, respectively.

	Three Months Ended March 31,
Income Taxes	2011	2010
Dollars in millions
Income Tax Benefit	$(14.3)	$(14.6)
Income Tax Rate as a % of Income (Loss) before Income Taxes	(227.0)%	(47.1)%

During the three months ended March 31, 2011, we recorded an income tax benefit of $14.3 million and an effective tax rate of 227.0% compared to an income tax benefit of $14.6 million and an effective tax rate of 47.1% for the three months ended March 31, 2010. The income tax benefit for the first quarter of 2011 is primarily attributed to a deferred taxable loss in the U.S. offset by taxable income in lower rate jurisdictions. We recorded a tax benefit on the U.S. tax loss because there is sufficient taxable income in foreseeable future periods to absorb the loss.

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

We believe our tax positions are in compliance with applicable tax laws and regulations. We routinely review our estimate for our uncertain tax positions. There is risk, however, that the amounts ultimately settled upon resolution of the audit could be materially different from the amounts previously included in our tax liabilities and, therefore, could have a material impact on our tax provision, net income, tax liabilities and cash flows.

	Three Months Ended March 31,
Equity in Earnings of Joint Ventures Net of Tax	2011	2010
Dollars in millions
Equity in earnings of joint ventures, net of tax	$1.3	$7.3

For the three months ended March 31, 2011, the equity in earnings of joint venture, net of tax of $1.3 million relates to our Zhenjiang Huantai (formerly Jiangsu Huantai) joint venture. The decrease in equity in earnings of joint venture, net of tax for the three months ended March 31, 2011 compared to the same period in the prior year was due to the winddown of our joint venture with Q-Cells SE (“Q-Cells”) in late 2010. For the quarter ended March 31, 2010, MEMC recognized its pro rata share of the net profit previously deferred for those solar wafer sales of $8.8 million offset by a $1.5 million charge for a writedown of the investment.

	Three Months Ended March 31,
Net income attributable to noncontrolling interests	2011	2010
Dollars in millions
Net income attributable to noncontrolling interests	$(13.8)	$(0.5)

For the three months ended March 31, 2011, the net income attributable to noncontrolling interests of $13.8 million relates to the profits paid to the partners of certain solar energy systems. The increase in net income attributable to noncontrolling interest of $13.3 million from first quarter 2010 mainly relates to the sale of a large solar energy system during the first quarter of 2011. No similar transactions occurred during the first quarter of 2010.

FINANCIAL CONDITION

Cash and cash equivalents decreased $23.2 million from $707.3 million at December 31, 2010 to $684.1 million at March 31, 2011. See additional discussion in Liquidity and Capital Resources below.

Long-term investments of $136.0 million at March 31, 2011 increased $25.7 million from $110.3 million at December 31, 2010. The increase was due to our additional investment of $17.8 million in the Zhenjiang Huantai joint venture.

Net accounts receivable of $401.3 million at March 31, 2011 increased $105.3 million from $296.0 million at December 31, 2010. The increase was primarily attributable to the significant amount of prepayments received from our customers in 2010 that did not occur in the first quarter of 2011.

Our inventories increased $61.1 million to $275.7 million at March 31, 2011 from $214.6 million at December 31, 2010. Inventories primarily increased as a result of module inventory in transit for solar energy system projects. The remaining increases are a result of the continued ramp of Solaicx and our solar wafer plant in Kuching, Malaysia.

Solar energy systems held for development and sale, including consolidated VIEs, decreased $41.7 million to $195.8 million at March 31, 2011 from $237.5 million at December 31, 2010. The decrease related to the sale of four held for sale projects in the first quarter of 2011, offset by the increase in held for development projects.

Income taxes receivable decreased from $35.6 million at December 31, 2010 to $8.3 million at March 31, 2011 due to income tax refunds received in the quarter.

Prepaid, deposits and other current assets increased from $202.5 million at December 31, 2010 to $255.0 million at March 31, 2011. This increase was due to an increase in product due from vendors of $20.4 million, an increase in receivable from a joint venture partner of $6.7 million, an increase in the receivable from counterparties on our forward contracts of $4.7 million and an increase in prepaid interest of $2.5 million.

Our net property, plant and equipment, including our consolidated VIEs, increased $110.6 million to $2,144.1 million at March 31, 2011 from $2,033.5 million at December 31, 2010. This increase was primarily due to capital expenditures of $205.4 million and the construction of solar energy systems of $52.6 million that we expect will be financing sale-leasebacks or held systems which will remain as property, plant and equipment that will generate electricity revenues in the future. Of the total capital expenditures, $111.7 million relates to payments made for prior year expenditures that were in accounts payable as of December 31, 2010. The remaining capital expenditures related to expansions at our plants in Merano, Italy; Pasadena, Texas; and Hsinchu, Taiwan, as well as the construction of our plant in Kuching, Malaysia. These increases were partially offset by depreciation expense of $46.8 million, with the remaining difference mainly due to foreign currency changes. Included in property, plant and equipment is $97.8 million in net capital leases related to the Solar Energy segment at March 31, 2011.

Our net deferred tax assets totaled $209.6 million at March 31, 2011 compared to $172.7 million at December 31, 2010. The increase of $36.9 million in net deferred tax assets is primarily attributed to a future tax benefit of $21.6 million associated with deferred revenues of a certain subsidiary and other worldwide future tax benefits of $19.6 million, offset by a discrete tax expense of $4.5 million associated with a planned remittance of the undistributed earnings of one of our foreign wholly owned subsidiaries to the United States in the foreseeable future.

Other assets increased $42.0 million to $219.6 million at March 31, 2011 from $177.6 million at December 31, 2010. The increase was related to an increase in debt issuance costs that were deferred as part of the 2019 Notes offering and the amended and restated Corporate Credit Facility totaling $17.7 million. In addition, the increase related to a long-term note receivable of $13.3 million provided to a third party.

Goodwill increased from $342.7 million at December 31, 2010 to $349.8 million at March 31, 2011. This increase was attributable to an acquisition made by SunEdison in the first quarter of 2011, which increased goodwill by $7.1 million.

Long-term debt, short-term debt and capital leases, including our consolidated VIEs, increased to $1,229.1 million at March 31, 2011 from $682.7 million at December 31, 2010. This increase of $546.4 million was mainly due to the 2019 Notes issued on March 10, 2011 for $550.0 million.

Accounts payable of $745.5 million at December 31, 2010 decreased $229.0 million to $516.5 million at March 31, 2011. Accounts payable decreased primarily due to the payments made on the construction of a large Italian solar energy system that was sold in the fourth quarter of 2010.

Contingent consideration related to acquisitions decreased $74.8 million to $31.6 million at March 31, 2011, from $106.4 million at December 31, 2010. The decrease was mainly the result of the settlement of the SunEdison contingent consideration through a combination of cash and the issuance of MEMC shares of $80.2 million, which was partially offset by the contingent consideration accrued as part of the acquisition made by SunEdison during the first quarter of 2011.

Deferred revenue for solar energy systems increased $19.5 million to $103.3 million at March 31, 2011, from $83.8 million at December 31, 2010. The increase was caused by the direct sale of a 20.4MW solar energy system in Italy in the first quarter of 2011, which had $14.3 million of certain production and uptime guarantees that were deferred and will be recognized as revenue at a later date.

The change in accumulated other comprehensive income from $34.1 million at December 31, 2010 to $83.4 million at March 31, 2011 is due to the net translation adjustments recorded as a result of translating to U.S. Dollars the financial statements of our foreign subsidiaries with functional currencies other than the U.S. Dollar including the Euro, Japanese Yen and Korean Won. In addition, the increase relates to increases in the fair value of our cash flow hedges.

LIQUIDITY AND CAPITAL RESOURCES

In the three months ended March 31, 2011, cash used by operating activities was $225.1 million compared to $110.1 million used in operating activities in the three months ended March 31, 2010. This increase in cash used by operating activities can be attributed to cash outflows from a decline in accounts payable and overall increase in working capital. These outflows were partially offset by inflows from income taxes receivable and payables for refunds received during the first quarter 2011.

Cash used in investing activities increased to $322.4 million in the three months ended March 31, 2011 compared to $81.4 million used in the three months ended March 31, 2010, primarily as a result of the construction of solar energy systems and other capital expenditures. Capital expenditures in the first quarter of 2011 primarily relate to increasing our polysilicon and 300 millimeter capacity, expanding capability for our next generation products in the Semiconductor Materials segment and the construction of our solar wafer manufacturing facility in Kuching, Malaysia.

Cash provided by financing activities was $516.1 million in the three months ended March 31, 2011 compared to $40.1 million in the three months ended March 31, 2010. The change in cash provided by financing activities was mainly due to the 2019 Notes described below. There were also net proceeds from solar energy systems financing of $54.6 million. These increases were offset by payments made to noncontrolling interest, as well as debt issuance costs on the 2019 Notes and cash paid for the SunEdison acquisition contingent consideration. Approximately $66.1 million and $43.3 million, during the quarter ended March 31, 2011 and March 31, 2010, respectively, of the financing related to solar energy systems was transferred to and assumed by the buyer upon the sale of certain systems during the quarter ended March 31, 2011 in a non-cash transaction.

MEMC’s solar energy business will require continued access to capital to fund projected growth. During the construction phase of solar energy systems, MEMC provides short-term financial support to a project company to fund engineering, procurement and installation cost. Once complete, MEMC either directly sells the project to a third party or obtains more permanent capital on behalf of the project company through debt, sale leaseback, or other financing structures that will typically be secured by the energy producing assets and projected cash flows from energy sale.

The total capital necessary will be driven primarily by the amount of megawatts of energy producing assets installed and interconnected. Our development and construction of solar energy systems are funded primarily through operating cash flows, non-recourse project finance, and our revolving credit facilities. MEMC expects ongoing efforts to secure more capital, including sources of non-recourse project capital, to generate sufficient resources to support growth. The rate of growth of the Solar Energy segment may be limited by capital access. We anticipate incremental cash needs associated with project finance markets for 2011 to range from $600 million to $1.4 billion depending on the amount of megawatts ultimately installed and interconnected in 2011.

We believe that, based on our current cash and cash equivalents of approximately $684.1 million at March 31, 2011, expected operating cash flows, and the likelihood we will have access to project finance markets, that we have the financial resources needed to meet business requirements for at least the next 12 months, including capital expenditures and working capital requirements. In the event we are unable to access project finance markets, we believe we will be able to adjust our operating plans to execute our business plans for at least the next 12 months.

We have significant discretion in how we use our cash to pay for capital expenditures, develop solar energy systems, and for other expenses of our business. We evaluate capital expenditure projects and the development of solar energy systems based on their expected strategic impacts and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term or are unable to access project finance, we may use this discretion to decrease our capital expenditures and development of solar energy systems, which may impact our operating results and cash flows for the current and future years. For example, we may defer construction of solar energy systems, look for opportunities to partner with outside investors to finance the development of projects, and scale back our planned investments in solar wafer manufacturing. If we delay the construction of solar energy systems, our operating results will be adversely impacted in the short term.

We continue to look for opportunities to optimize our capital structure, and may also attempt to access the debt or other capital markets at any time we deem conditions favorable; however, unforeseen circumstances may impair or limit our ability to do so on terms that are acceptable to us.

Senior Notes

On March 10, 2011, we issued $550.0 million of 7.75 % Senior Notes due April 1, 2019 (the “2019 Notes”). We incurred $13.3 million in debt issuance costs, which will be amortized into the statement of operations over the eight year term. The 2019 Notes were sold at a price equal to 100% of the principal amount thereof. The interest on the 2019 Notes is payable semi-annually, in cash in arrears, on April 1 and October 1, commencing October 1, 2011. We may redeem the 2019 Notes at our option, in whole or in part, at any time on or after April 1, 2014, upon not less than 30 nor more than 60 days’ notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below.

Year	Price
2014	105.813%
2015	103.875%
2016	101.938%
2017 and thereafter	100.000%

If a change of control of MEMC occurs, each holder of the 2019 Notes will have the right to require us to repurchase all or any part of that holder’s notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of the repurchase.

The 2019 Notes were guaranteed by certain of MEMC’s domestic subsidiaries (the “guarantors”). The 2019 Notes are senior unsecured obligations and will be subordinated to all of our and the guarantors’ existing and future secured debt.

The indenture governing the 2019 Notes contains covenants that limit our and certain subsidiaries’ ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make other restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to make dividend and other payment restrictions affecting restricted subsidiaries, (v) to make certain transactions with affiliates, and (vi) to merge, consolidate or sell substantially all of our assets and in certain situations, a cross default provision. These covenants are subject to a number of qualifications and limitations. As of March 31, 2011, we were in compliance with all covenants contained within the indenture governing the 2019 Notes.

In addition, the indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the 2019 Notes when due, failure to comply with covenants under the indenture, failure to pay other indebtedness or acceleration of maturity of other indebtedness, failure to satisfy or discharge final judgments and occurrence of bankruptcy events.

Finance and Capital Lease Obligations

We have short-term committed financing arrangements renewable annually of approximately $58.8 million at March 31, 2011, of which there were no short-term borrowings outstanding at March 31, 2011. Of the $58.8 million committed short-term financing arrangements, $38.2 million is unavailable because of the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

We have additional long-term committed financing arrangements of approximately $1,003.5 million at March 31, 2011, of which $573.5 million is outstanding. Of the $1,003.5 million committed long-term financing arrangements, $110.7 million is unavailable because it relates to the issuance of third party letters of credit. We pay commitment fees of up to 1.0% on the committed loan agreements. Our weighted average cost of borrowing was 4.1% at March 31, 2011 and 3.6% at December 31, 2010.

Our solar energy systems for which we have short-term debt, capital lease and finance obligations are included in separate legal entities. The short-term debt, capital lease and finance obligations of $6.8 million, $125.5 million and $520.5 million, respectively, except for $36.6 million of finance obligations, have recourse to those separate legal entities but no recourse to MEMC or the SunEdison parent under the terms of the applicable agreements. The recourse finance obligations above are collateralized by the related solar energy system assets. These obligations may also include limited guarantees by MEMC or the SunEdison parent related to operations, maintenance and certain indemnities.

These solar energy system obligations generally were provided under master lease agreements, which agreements provided financing for solar energy systems that met pre-established master lease criteria. On March 31, 2011, one of SunEdison’s project subsidiaries signed and executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $120 million, of which $116.9 million is available as of March 31, 2011. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.

As of March 31, 2011, MEMC has approximately $135.8 million of potential financing available for future solar energy systems under three such master lease agreements, subject to acceptance of specific systems by the master lease trustee.

Corporate Credit Facility

On March 23, 2011, the Company amended and restated its existing Corporate Credit Facility. The amended facility provides for total borrowings of up to $400 million, with the ability to provide for borrowings of up to $550 million in the aggregate (upon terms to be agreed upon by the parties at the time of such request), and has a three year term. While the original Corporate Credit Facility was secured by a pledge of 65% of the capital stock of certain of our domestic and foreign subsidiaries, the amended and restated Corporate Credit Facility is also secured by substantially all the assets of MEMC and its domestic subsidiaries.

Interest on borrowings under the Corporate Credit Facility will be based on either, at our election, LIBOR plus an initial applicable margin of 2.75% or at a defined prime rate plus an initial applicable margin of 1.75%. The amended facility also provides for the Company to pay various fees, including a commitment fee of 0.50% on the lenders’ unused commitments. The amended facility contains covenants which are typical for credit arrangements of this size, including covenants relating to a consolidated interest charge ratio, consolidated leverage ratio, a minimum liquidity ratio and in certain situations, a cross default provision.

As part of the amended and restated Corporate Credit Facility, we incurred debt issuance costs of $4.5 million, which will be amortized into the statement of operations over the three year term of the facility. As of March 31, 2011, we had no outstanding borrowings under this facility. Outstanding third party letters of credit backed by this facility at such date were $96.1 million. We met all covenants under this facility at March 31, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our annual report on Form 10-K for the year ended December 31, 2010. The significant changes to our critical accounting policies and estimates since December 31, 2010 relate to revenue arrangements with multiple deliverables described below.

Revenue Arrangements with Multiple Deliverables

SunEdison solar energy system sales and post-system-sale operation and maintenance service contracts are usually negotiated and executed contemporaneously, which we evaluate together as a single arrangement with multiple deliverables in accordance with ASC 605-25, Multiple-Element-Arrangements, as updated by the FASB issued Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”). Under ASC 605-25, we allocate revenue for transactions involving multiple elements to each unit of accounting based on its relative selling price, and recognize revenue for each unit of accounting when the revenue recognition criteria have been met. Our critical accounting policies and estimates, including our revenue recognition policies are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2010.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements set forth in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products in the future; our statements regarding realization of the benefits of our tax assets; the timing of reclassification of our currency forward contracts; the appropriateness of our tax positions and the timing of our IRS tax audits; the timing of recognition of compensation cost related to stock options and restricted stock units; the timing of our various manufacturing ramps; the anticipated growth of our business in 2011; the resolution of disputes with our long-term solar wafer customers; the nature and extent of tax rebate programs or feed-in-tariffs in the future; the ultimate impact our legal proceedings may have on us; the charges we expect to incur, the savings we expect to realize, and the number of employees who will be affected by our announced restructurings; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems; the requirements of and our compliance with the terms governing our indebtedness, including the indenture governing the 2019 Notes; the impact of the Japan earthquake, the timing to repair our facility and the expected costs; and our statements regarding our working capital and other capital requirements for the next 12 months.

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

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. You should not place undue reliance on such statements, which speak only as of the date that they were made. Factors that could cause actual results to differ materially are set forth under “Item 1A. Risk Factors.”

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

There has been no material change to MEMC’s market risks since December 31, 2010. Please refer to “Market Risk” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010. Also see Note 5 to our unaudited condensed consolidated financial statements included herein.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in MEMC’s internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, MEMC’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors discussed under “Cautionary Statements Regarding Forward Looking Statements” above and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010 and those risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Risks Related to Our Indebtedness

Our long-term indebtedness could adversely affect our operations and financial condition.

We may incur a significant amount of indebtedness. As of March 31, 2011, we had no outstanding borrowings under our revolving credit facility, although we had $96.1 million of outstanding third-party letters of credit backed by this facility at such date. We also had approximately $616.2 million of non-recourse long-term debt related to our SunEdison solar energy systems. On March 10, 2011, we issued $550 million of 7.75% Senior Notes due 2019. In addition, in March 2011 we amended and restated our revolving credit agreement to allow us to borrow up to $400 million in senior secured indebtedness. Our indebtedness could have important consequences, including but not limited to:

•	limiting our ability to invest operating cash flow in our operations due to debt service requirements;

•	limiting our ability to obtain additional debt or equity financing for working capital expenditures, product development or other general corporate purposes;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	requiring us to dispose of significant assets in order to satisfy our debt service obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business or industry, thereby limiting our ability to compete with companies that are not as highly leveraged; and

•	increasing our vulnerability to economic downturns and changing market conditions.

Our ability to meet our expenses and debt service obligations will depend on the factors described above, as well as our future performance, which will be affected by financial, business, economic and other factors, including potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. We cannot assure you that we will be able to, at any given time, refinance our debt, sell our assets, borrow more money or raise equity on acceptable terms or at all.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to fund our day-to-day operations or to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our amended Corporate Credit Facility and the indenture to the 2019 Notes restrict our ability to dispose of assets and use the proceeds from any such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our debt obligations. If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of 2019 Notes could declare all outstanding principal and interest to be due and payable, the lenders under our amended Corporate Credit Facility could terminate their commitments to loan money, or foreclose against the assets securing such borrowings and we could be forced into bankruptcy or liquidation, in each case, which could have a material adverse effect on our business, financial condition and results of operations.

Restrictive covenants in the indenture and our credit agreement may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

The terms of certain of our indebtedness, including our credit facility and the indenture relating to the 2019 Notes, contain a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. In addition, the indenture related to the 2019 Notes and our Corporate Credit Facility limits our ability to, among other things:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments;

•	enter into certain agreements that restrict distributions from restricted subsidiaries;

•	sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;

•	enter into transactions with affiliates;

•	create or incur liens;

•	merge, consolidate or sell substantially all of our assets;

•	make investments; and

•	make certain payments on indebtedness.

A breach of the covenants or restrictions under the indenture or our amended and restated Corporate Credit Facility could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross acceleration or cross-default provision applies. In the event our lenders and noteholders accelerate the repayment of our borrowings, we cannot assure you that we and our subsidiaries would have sufficient assets to repay such indebtedness.

The restrictions contained in the indenture governing the 2019 Notes and the agreements governing our other indebtedness could adversely affect our ability to:

•	finance our operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

Our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.

We and our subsidiaries may be able to incur substantially more debt, including secured debt, in the future.

We and our subsidiaries may incur significant additional debt, including secured debt, in the future. Although the indenture governing the 2019 Notes contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of important exceptions, and debt incurred in compliance with these restrictions could be substantial. The additional debt that we and our subsidiaries expect to obtain in the future could intensify the risk that we may not be able to fulfill our obligations under the 2019 Notes.

A lowering or withdrawal of the ratings assigned to the 2019 Notes by rating agencies may increase our future borrowing costs and reduce our access to capital.

The 2019 Notes currently have a non-investment grade rating, and we cannot assure you that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes in our financial condition or results of operation, so warrant. A lowering or withdrawal of the ratings assigned to the 2019 Notes by rating agencies may increase our future borrowing costs and reduce our access to capital, which could have a material adverse impact on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Since 2007, our Board of Directors has had in place a share repurchase program. There were no repurchases during the first quarter of 2011.

On February 1, 2011, we issued 2,108,102 shares of our common stock as earnout merger consideration to certain of the selling stockholders of SunEdison, all of whom are “accredited investors.” The issuance of the additional shares was based on a value of $15.81 per share pursuant to the terms of the acquisition agreement for that transaction. MEMC’s common stock had a fair value of $11.63 per share on February 1, 2011 which was used to value the consideration exchanged for GAAP reporting purposes. The Company filed a Form S-3ASR to register the resale of these shares by the selling stockholders on March 29, 2011. The issuance of stock as additional merger consideration was made in reliance on the exemption afforded by the provision of Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. MEMC did not and will not receive any proceeds from the shares of common stock which may be sold by the selling stockholders.

Dividend Restrictions

In connection with our March 10, 2011 issuance of the 2019 Notes, we entered in an indenture which restricts us and our subsidiaries from making “restricted payments,” as defined in the indenture. These restricted payments include the declaration or payment of any dividend or any distribution on account of our or our subsidiaries’ equity interests and may not be made unless criteria, as set forth in the indenture, has been met.

Item 6.	Exhibits.

Exhibit Number	Description
3-(i)	Restated Certificate of Incorporation of MEMC (incorporated by reference to Exhibit 3-a of MEMC’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of MEMC as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of MEMC’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of MEMC as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of MEMC’s Form 10-Q for the Quarter ended September 30, 2002)

3(ii)	Restated By-laws of MEMC (incorporated by reference to Exhibit 3.1 of MEMC’s Form 8-K filed on February 25, 2010)

4.1	Indenture (including the forms of notes), dated March 10, 2011, by and among MEMC, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of MEMC’s Form 8-K dated March 10, 2011)

4.2	Registration Rights Agreement, dated March 10, 2011, by and among MEMC Electronic Materials, Inc., the subsidiary guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Goldman, Sachs & Co., as representatives of the several initial purchasers of the Notes (incorporated by reference to Exhibit 10.2 of MEMC’s Form 8-K dated March 10, 2011)

†10.79	Separation Agreement and General Release dated as of January 19, 2011 by and between the Company and Timothy C. Oliver

10.80	Third Amendment to Credit Agreement dated as of February 4, 2011, among MEMC, Bank of America, N.A., as administrative agent, and the various lenders signatory thereto

10.81	Fourth Amendment to Credit Agreement dated as of March 2, 2011 among MEMC, Bank of America, N.A., as administrative agent, and the various lenders signatory thereto

*10.82	Joint Venture Agreement dated as of February 15, 2011 by and among MEMC Singapore Pte. Ltd. and Samsung Fine Chemicals Ltd.

10.83	Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto

31.1	Certification by the Chief Executive Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of MEMC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment of certain portions of this document has been requested or granted.
†	This exhibit constitutes a management contract, compensatory plan and arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

/s/ Mark J. Murphy
May 5, 2011	Name:	Mark J. Murphy
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description
†10.79	Separation Agreement and General Release dated as of January 19, 2011 by and between the Company and Timothy C. Oliver

10.80	Third Amendment to Credit Agreement dated as of February 4, 2011, among MEMC, Bank of America, N.A., as administrative agent, and the various lenders signatory thereto

10.81	Fourth Amendment to Credit Agreement dated as of March 2, 2011 among MEMC, Bank of America, N.A., as administrative agent, and the various lenders signatory thereto

*10.82	Joint Venture Agreement dated as of February 15, 2011 by and among MEMC Singapore Pte. Ltd. and Samsung Fine Chemicals Ltd.

10.83	Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto

31.1	Certification by the Chief Executive Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of MEMC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment of certain portions of this document has been requested or granted.

† This exhibit constitutes a management contract, compensatory plan and arrangement.