Form 10-Q
period 2011-06-30
MEMC ELECTRONIC MATERIALS INC
filed 2011-08-09
CIK 945436

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the registrant’s common stock outstanding at August 5, 2011 was 230,433,037.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net sales (includes income from Suntech agreement of $149.4 for the three and six months ended June 30, 2011 - see Note 15)	$745.6	$448.3	$1,481.5	$886.0
Cost of goods sold (includes take or pay charges of $52.4 for the three and six months ended June 30, 2011 - see Note 16)	564.5	371.4	1,186.4	749.8

Gross profit	181.1	76.9	295.1	136.2
Operating expenses:
Marketing and administration	94.0	72.6	187.0	134.8
Research and development	21.8	11.5	42.8	22.6
Restructuring and impairment charges	13.6	1.4	13.8	2.7
Insurance recovery	—	(11.9)	—	(11.9)

Operating income (loss)	51.7	3.3	51.5	(12.0)

Non-operating expense (income):
Interest expense	21.2	6.0	30.2	18.1
Interest income	(0.9)	(1.8)	(1.8)	(4.1)
Decline in fair value of warrant	1.9	6.8	0.3	12.1
Other, net	(17.2)	(7.0)	(17.6)	(6.4)

Total non-operating expense	5.0	4.0	11.1	19.7

Income (loss) before income taxes and equity in earnings of joint venture	46.7	(0.7)	40.4	(31.7)
Income tax expense (benefit)	0.9	(16.1)	(13.4)	(30.7)

Income (loss) before equity in earnings of joint venture	45.8	15.4	53.8	(1.0)
Equity in earnings of joint venture, net of tax	2.0	—	3.3	7.3

Net income	47.8	15.4	57.1	6.3
Net income attributable to noncontrolling interests	(0.5)	(1.6)	(14.3)	(2.1)

Net income attributable to MEMC stockholders	$47.3	$13.8	$42.8	$4.2

Basic income per share	$0.21	$0.06	$0.19	$0.02
Diluted income per share	$0.21	$0.06	$0.19	$0.02
Weighted-average shares used in computing basic income per share	229.8	226.8	229.4	226.8
Weighted-average shares used in computing diluted income per share	230.9	228.0	231.0	227.9

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except per share data)

	June 30, 2011	December 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$651.9	$707.3
Restricted cash	38.1	43.8
Accounts receivable, less allowance for doubtful accounts of $7.8 in 2011 and 2010	272.9	296.0
Inventories	335.4	214.6
Solar energy systems held for development and sale, including consolidated variable interest entities of $39.5 and $151.8 in 2011 and 2010, respectively	226.5	237.5
Income taxes receivable	25.6	35.6
Prepaid and other current assets	269.2	202.5

Total current assets	1,819.6	1,737.3
Investments	145.2	110.3
Property, plant and equipment, net:
Semiconductor and Solar Materials, net of accumulated depreciation of $764.5 and $694.6 in 2011 and 2010, respectively	1,677.5	1,465.9
Solar energy systems, including consolidated variable interest entities of $58.6 and $56.2 in 2011 and 2010, respectively, net of accumulated depreciation of $23.2 and $14.3 in 2011 and 2010, respectively	740.0	567.6
Deferred tax assets, net	211.3	139.3
Restricted cash	20.0	18.7
Other assets	228.8	177.6
Goodwill	404.9	342.7
Intangible assets, net	50.1	52.5

Total assets	$5,297.4	$4,611.9

See accompanying notes to unaudited condensed consolidated financial statements.

	June 30, 2011	December 31, 2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$10.7	$6.4
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations, including consolidated variable interest entities of $5.9 and $28.8 in 2011 and 2010, respectively	59.0	65.7
Accounts payable	608.4	745.5
Accrued liabilities	180.6	165.4
Contingent consideration related to acquisitions	51.0	106.4
Accrued wages and salaries	57.5	50.4
Deferred revenue for solar energy systems	27.8	8.8
Customer deposits	60.2	92.9
Income taxes payable	80.2	42.6

Total current liabilities	1,135.4	1,284.1
Long-term debt and capital lease obligations, less current portion	641.5	20.5
Long-term solar energy system financing and capital lease obligations, less current portion, including consolidated variable interest entities of $86.8 and $107.2 in 2011 and 2010, respectively	693.2	590.1
Pension and post-employment liabilities	56.1	54.1
Deferred revenue for solar energy systems	112.7	75.0
Semiconductor and Solar Materials deferred revenue	52.7	115.2
Other liabilities	179.4	177.3

Total liabilities	2,871.0	2,316.3

Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding at 2011 and 2010	—	—
Common stock, $.01 par value, 300.0 shares authorized, 240.6 and 237.9 shares issued at 2011 and 2010, respectively	2.4	2.4
Additional paid-in capital	603.2	557.9
Retained earnings	2,156.3	2,113.5
Accumulated other comprehensive income	74.8	34.1
Treasury stock, 10.3 and 10.0 shares in 2011 and 2010, respectively	(458.9)	(456.2)

Total MEMC stockholders’ equity	2,377.8	2,251.7
Noncontrolling interests	48.6	43.9

Total stockholders’ equity	2,426.4	2,295.6

Total liabilities and stockholders’ equity	$5,297.4	$4,611.9

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$57.1	$6.3
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	104.6	76.1
Stock-based compensation	21.0	29.0
Benefit for deferred taxes	(69.1)	(13.9)
Deferred revenue recognized	(40.9)	(0.7)
Impairment on deposits for take-or-pay agreements	50.2	—
Decline in fair value of warrant	0.3	12.1
Change in accounts receivable	8.5	(108.4)
Change in accounts payable	(38.6)	62.8
Change in inventories	(115.2)	6.3
Change in income taxes receivable and payable	44.5	41.6
Deferred revenue for solar energy systems	49.9	6.1
Working capital and other	(98.7)	(108.6)

Net cash (used in) provided by operating activities	(26.4)	8.7

Cash flows from investing activities:
Capital expenditures	(308.1)	(141.1)
Construction of solar energy systems	(226.7)	(111.7)
Proceeds from sale and maturities of investments	—	146.8
Purchases of equity method investments	(49.3)	(10.0)
Proceeds from return of equity method investment	13.7	77.6
Restricted cash	(15.9)	6.0
Payments to vendors for refundable deposits on long-term agreements	(18.8)	(28.0)
Proceeds from sale of property, plant and equipment	37.1	—
Cash paid for acquistion, net of cash acquired	(28.7)	—
Cash received from net investment hedges	—	18.5
Other	(0.6)	2.7

Net cash used in investing activities	(597.3)	(39.2)

Cash flows from financing activities:
Proceeds from senior notes issuance	550.0	—
Cash paid for SunEdison acquisition contingent consideration	(50.2)	—
Proceeds from financing obligations	217.6	106.6
Repayments of financing and capital lease obligations	(66.9)	(15.8)
Net repayments of customer deposits related to long-term supply agreements	(51.2)	(27.7)
Principal payments on long-term debt	(1.8)	(3.0)
Common stock issued and repurchased	(2.7)	(0.3)
Proceeds from noncontrolling interests	—	9.7
Return of investment and dividends to noncontrolling interests	(15.2)	—
Debt financing fees	(23.4)	(9.0)

Net cash provided by financing activities	556.2	60.5

Effect of exchange rate changes on cash and cash equivalents	12.1	(9.7)

Net (decrease) increase in cash and cash equivalents	(55.4)	20.3
Cash and cash equivalents at beginning of period	707.3	632.7

Cash and cash equivalents at end of period	$651.9	$653.0

Supplemental schedule of non-cash financing activity:
Debt transferred to and assumed by buyer upon sale of solar energy systems	$66.1	$43.3

A capital lease obligation of $78.9 was incurred when the Company entered into a lease for new property, plant and equipment during the six months ended June 30, 2011

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (“MEMC”), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. MEMC has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission’s (“SEC”) requirements of Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010, which contains MEMC’s audited financial statements for such year. Operating results for the three and six month periods ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

New Accounting Standards Adopted

In April 2010, the FASB issued Accounting Standards Update 2010-17 (“ASU 2010-17”), which updates the current guidance pertaining to the milestone method of revenue recognition included in ASC Topic 605. This guidance was adopted on January 1, 2011 and did not have a material impact on MEMC’s financial position or results of operations.

In December 2010, the FASB issued Accounting Standards Update 2010-28 (“ASU 2010-28”) which affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. This guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This guidance is effective for annual reporting periods beginning after December 15, 2010 on a prospective basis. This update was adopted as of January 1, 2011 and did not have a material impact on MEMC’s financial position.

(2) Restructuring and Impairment Charges

During the three and six months ended June 30, 2011, we recorded restructuring and impairment charges of $13.6 million and $13.8 million, respectively. Of these amounts, $3.6 million and $3.8 million, respectively, relate to the prior 2009 U.S. Plan as discussed below.

During June 2011, MEMC committed to actions to reduce overall manufacturing costs across its global sites as well as to realign certain general and administrative expenses due to industry and customer specific developments (the “2011 Global Plan”). These actions included relocation of certain operations and reductions in headcount. During the quarter ended June 30, 2011, we recorded restructuring charges of $6.8 million for severance and other related employee benefits. In connection with these activities, we also recorded impairment of certain assets totaling $3.2 million. We expect these activities to be completed by December 31, 2012.

In September 2009, MEMC committed to actions to reduce manufacturing costs by shifting manufacturing from our St. Peters, Missouri and Sherman, Texas facilities to other locations which are closer to a number of MEMC’s customers in the Asia Pacific region (the “2009 U.S. Plan”). MEMC will provide severance benefits to those employees who will be terminated under the 2009 U.S. Plan. We expect the 2009 U.S. Plan to be completed in the second quarter of 2013, which was extended from 2012. Restructuring expenses for the 2009 Plan recorded in 2011 relate primarily to a third-party supply contract for one of the restructured facilities, which was terminated in the second quarter of 2011. In the three and six-months ended June 30, 2010, we recorded restructuring expenses of $1.4 million and $2.7 million, respectively, primarily for employee benefits and equipment moving costs related to the 2009 U.S. Plan.

Details of expenses related to the 2009 U.S. Plan are set forth in the following table:

					As of June 30, 2011
In millions	Accrued, December 31, 2010	Year-to-Date Restructuring Charges	Cash Payments	Accrued, June 30, 2011	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2009 U.S. Plan

Severance and other employee benefits	$16.2	$0.1	$(1.1)	$15.2	$18.3	$19.2
Asset move costs	—	0.8	(0.8)	—	4.0	20.3
Contract termination	—	2.9	—	2.9	2.9	2.9
Infrastructure costs	—	—	—	—	—	4.0

Total	$16.2	$3.8	$(1.9)	$18.1	$25.2	$46.4

(3) Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying unaudited condensed consolidated balance sheets:

	As of June 30, 2011				As of December 31, 2010
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available for sale investments	$—	$35.4	$—	$35.4	$—	$41.1	$—	$41.1
Suntech warrant	—	—	4.9	4.9	—	—	5.2	5.2
Interest rate swaps and option thereon	—	(2.8)	—	(2.8)	—	(4.3)	—	(4.3)
Currency forward contracts	12.8	—	—	12.8	(7.0)	—	—	(7.0)
Other derivatives	—	—	1.8	1.8	—	—	1.6	1.6
Contingent consideration related to acquisitions	—	—	(51.0)	(51.0)	(80.2)	—	(26.2)	(106.4)

Total	$12.8	$32.6	$(44.3)	$1.1	$(87.2)	$36.8	$(19.4)	$(69.8)

The Suntech warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of Suntech, a customer, which was received at the time that MEMC signed a long-term supply agreement with Suntech. We used a lattice model to determine the fair value of the Suntech warrant. Determining the appropriate fair value model and calculating the fair value of the warrant requires the making of estimates and assumptions, including Suntech’s stock price volatility, interest rate, dividends, marketability and expected return requirements. The Suntech warrant is considered a derivative and, accordingly, changes in the value of the warrant are recorded in non-operating (income) expense.

We have estimated the fair value of the contingent consideration related to acquisitions at $51.0 million as of June 30, 2011, which reflects a discount at a credit adjusted interest rate for the period of the contingency. That measure is based on significant inputs that are not observable in the market, which U.S. GAAP refers to as Level 3 inputs. Key assumptions include (i) a discount percentage and (ii) a probability adjustment related to the entities ability to meet operational metrics.

The carrying amount of our outstanding short-term debt, long-term debt and capital lease obligations at June 30, 2011 and December 31, 2010 was $1,404.4 million and $682.7 million, respectively. The estimated fair value of that debt and capital lease obligations was $1,153.6 million and $510.4 million at June 30, 2011 and December 31, 2010, respectively. Fair value of our debt, excluding the 2019 Notes, is calculated using a discounted cash flow model with consideration for our non-performance risk. The estimated fair value of our 2019 Notes was based upon a broker quotation. Our debt primarily consists of non-recourse solar energy system financing at SunEdison and our 2019 Notes as described in Note 11.

As of December 31, 2010, we recorded $80.2 million of contingent consideration for the SunEdison acquisition. This liability was paid on February 1, 2011 based on achievement of the earnout performance objectives for a combination of $55.7 million in cash and the issuance of 2.1 million shares in MEMC common stock. That measure was based on the cash amount and the stock price at the date of issuance, which U.S. GAAP refers to as Level 1 inputs.

There were no transfers into or out of Level 1 and Level 2 financial instruments during the six months ended June 30, 2011 other than the SunEdison contingent consideration payment of $80.2 million and the extinguishment of derivative liabilities of $2.1 million.

The following table summarizes changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2010 and June 30, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Available for Sale Investments	Trading Investments	Auction Rate Securities Right	Suntech Warrant	Contingent consideration related to acquisitions	Other Derivatives	Total
Balance at December 31, 2009	$11.6	$38.4	$2.0	$19.2	$(77.4)	$—	$(6.2)
Total unrealized gains (losses) included inearnings(1)	—	0.3	(1.8)	(12.1)	(4.7)	—	(18.3)
Total unrealized gains included in other comprehensive income, net	0.2	—	—	—	—	—	0.2
Sales, redemptions and maturities	(9.2)	(32.9)	—	—	—	—	(42.1)
Transfers out of Level 3, net	(2.6)	—	—	—	—	—	(2.6)

Balance at June 30, 2010	$—	$5.8	$0.2	$7.1	$(82.1)	$—	$(69.0)

Balance at December 31, 2010	$—	$—	$—	$5.2	$(26.2)	$1.6	$(19.4)
Total unrealized (losses) gains included in earnings(1)	—	—	—	(0.3)	6.2	0.2	6.1
Acquisitions	—	—	—	—	(31.0)	—	(31.0)

Balance at June 30, 2011	$—	$—	$—	$4.9	$(51.0)	$1.8	$(44.3)

The amount of total (losses) gains for the six months ended June 30, 2011 included in earnings attributable to the change in unrealized (losses) gains relating to assets and liabilities still held at the reporting date	$—	$—	$—	$(0.3)	$6.2	$0.2	$6.1

(1)

Amounts included in earnings are recorded to non-operating expense (income) in the consolidated statements of operations, except for the amount included in marketing and administration for the contingent consideration related to acquisitions, for which changes to the fair value were recorded to operating income (loss) in the consolidated statement of operations.

(4) Derivatives and Hedging Instruments

MEMC’s derivatives and hedging activities consist of:

		Assets (Liabilities or Equity) Fair Value
In millions	Balance Sheet Location	As of June 30, 2011	As of December 31, 2010
Derivatives designated as hedging:
Interest rate swaps	Accrued liabilities	$(3.4)	$(6.2)
Interest rate swaps	Prepaid and other current assets	$0.6	$0.7
Interest rate swaps	Accumulated other comprehensive income	$0.8	$2.4
Currency forward contracts	Accrued liabilities	$—	$(8.6)
Currency forward contracts	Accumulated other comprehensive income	$—	$8.6

Derivatives not designated as hedging:
Suntech warrant	Other assets	$4.9	$5.2
Currency forward contracts	Prepaid and other current assets	$14.3	$2.1
Currency forward contracts	Accrued liabilities	$(1.5)	$(0.5)
Other derivatives	Prepaid and other current assets	$—	$1.2
Other derivatives	Other assets	$1.8	$1.6

		(Gains) Losses
		Three Months Ended June 30,		Six Months Ended June 30,
In millions	Statement of Operations Location	2011	2010	2011	2010
Derivatives designated as hedging:
Net investment hedge	Other, net	$—	$(16.9)	$—	$(16.9)

Derivatives not designated as hedging:
Suntech warrant	Decline in fair value of warrant	$1.9	$6.8	$0.3	$12.1
Currency forward contracts	Other, net	$(12.0)	$(2.7)	$(10.2)	$(3.8)

To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. As of June 30, 2011 and December 31, 2010, these currency forward contracts had net notional amounts of $166.0 million and $78.7 million, respectively. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to MEMC. A substantial portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen, and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts.

In addition to the currency forward contracts purchased to hedge transactional currency risks, we have entered into currency forward contracts to hedge cash flow risks associated with future purchases of raw materials denominated in Euros. These forward contracts were established as cash flow hedges designed to protect against the variability in foreign currency rates between the Euro and U.S. Dollars. The cash flow hedges were accounted for using hedge accounting. The notional amount of the currency forward contracts designated and accounted for as cash flow hedges as of June 30, 2011 and December 31, 2010 was $317.4 million and $377.3 million, respectively. As of June 30, 2011, the future purchases of raw materials associated with these cash flow hedges were no longer deemed probable and accordingly, the related gains of $14.2 million on the forward contracts were reclassified from accumulated other comprehensive income into earnings. During the 2011 third quarter, these forward contracts were liquidated.

We are party to interest rate swap instruments with notional amounts totaling approximately $85.1 million and $146.2 million at June 30, 2011 and December 31, 2010, respectively, that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the swap agreements, MEMC pays the fixed rate and the financial institution counterparties to the agreements pay MEMC a floating interest rate. The estimated fair value recorded to the balance sheet as provided in the table above is an estimate of the net amount that MEMC would settle on June 30, 2011 if the agreements were transferred to other third parties or cancelled by MEMC. The effective portion of these hedges during the three and six-months ended June 30, 2011 was recorded to accumulated other comprehensive income. Ineffectiveness of $0.5 million and $0.7 million was recognized in the three and six-months ended June 30, 2011, respectively, and no such amount was recognized in the respective periods in 2010.

The Suntech warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of Suntech, a customer. The warrant was received in 2006 at the time that MEMC signed a long-term supply agreement with Suntech. The long-term supply agreement was terminated in the second quarter of 2011, but the termination had no impact on the warrant. The Suntech warrant exposes MEMC to equity price risk.

(5) Comprehensive Income (Loss)

Comprehensive income (loss) consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Net income	$47.8	$15.4	$57.1	$6.3
Other comprehensive (loss) income, net of tax:
Net translation adjustment	17.4	(40.1)	40.6	(50.6)
Net unrealized loss on available-for-sale securities	(10.2)	(15.3)	(5.6)	(5.8)
Hedging instruments	(12.7)	(4.9)	10.2	(4.2)
Net actuarial loss, prior service credit, and transition obligation	—	—	(0.2)	—

Other comprehensive (loss) income, net of tax	(5.5)	(60.3)	45.0	(60.6)

Total comprehensive income (loss)	42.3	(44.9)	102.1	(54.3)
Net income attributable to noncontrolling interests	(0.5)	(1.6)	(14.3)	(2.1)
Net translation adjustment attributable to noncontrolling interests	(3.1)	2.9	(4.3)	1.8

Comprehensive income (loss) attributable to MEMC stockholders	$38.7	$(43.6)	$83.5	$(54.6)

(6) Earnings Per Share

For the three month periods ended June 30, 2011 and June 30, 2010, basic and diluted earnings per share (“EPS”) were calculated as follows:

	Three Months Ended		Three Months Ended
	June 30, 2011		June 30, 2010
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net income allocable to common stockholders	$47.3	$47.3	$13.8	$13.8

EPS Denominator:
Weighted-average shares outstanding	229.8	229.8	226.8	226.8
Stock options and restricted stock units	—	1.1	—	1.2

Total shares	229.8	230.9	226.8	228.0

Earnings per share	$0.21	$0.21	$0.06	$0.06

For the six month periods ended June 30, 2011 and June 30, 2010, basic and diluted earnings per share were calculated as follows:

	Six Months Ended		Six Months Ended
	June 30, 2011		June 30, 2010
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net income allocable to common stockholders	$42.8	$42.8	$4.2	$4.2

EPS Denominator:
Weighted-average shares outstanding	229.4	229.4	226.8	226.8
Stock options and restricted stock units	—	1.6	—	1.1

Total shares	229.4	231.0	226.8	227.9

Earnings per share	$0.19	$0.19	$0.02	$0.02

On February 1, 2011, we issued 2.1 million shares to SunEdison’s former unit holders as part of the contingent consideration pursuant to the terms of the acquisition agreement. Approximately $4.9 million of the initial stock consideration due to SunEdison’s former unit holders was held in escrow pursuant to the terms of the acquisition agreement as of June 30, 2011. A portion of the shares held in escrow at June 30, 2011 were released during the third quarter of 2011.

For the three months ended June 30, 2011 and June 30, 2010, 20.0 million and 13.1 million shares, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive. For the six months ended June 30, 2011 and June 30, 2010, 20.4 million and 11.8 million shares, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive.

(7) Inventories

Inventories consist of the following:

	As of	As of
In millions	June 30, 2011	December 31, 2010
Raw materials and supplies	$144.8	$104.8
Goods and work in process	103.2	58.0
Finished goods	87.4	51.8

	$335.4	$214.6

Due to the earthquake in Japan on March 11, 2011, wafer production in our semiconductor wafer plant in Japan was suspended from that time through April 12, 2011. Because of the unplanned downtime, we recorded $7.2 million and $14.9 million in the three and six months ended June 30, 2011, respectively, as period charges to cost of goods sold for the under absorption of production costs resulting in variances and inventory adjustments. We had no similar adjustments during the first six months of 2010.

We recorded charges of approximately $14.2 million in the quarter ended June 30, 2011 primarily related to our Kuching solar wafering plant as it ramps to full capacity.

(8) Solar Energy Systems Held for Development and Sale

Solar energy systems held for development and sale consist of the following:

	As of	As of
In millions	June 30, 2011	December 31, 2010
Under development	$183.0	$68.8
Systems held for sale	43.5	168.7

	$226.5	$237.5

(9) Investments

Joint Venture Investments

We have made investments in our joint ventures totaling $86.2 million as of June 30, 2011. Generally, the joint ventures are for capacity in our Solar Materials segment. The total amount of our remaining contractual investment commitment to our joint ventures as of June 30, 2011 is up to an additional $179.4 million. There is no contractually specified time period for a significant portion of these commitments.

Zhenjiang Huantai (formerly Jiangsu Huantai) Joint Venture

In May 2010, we entered into an equity method joint venture with Zhenjiang Huantai Silicon Science Ltd. Co. (formerly Jiangsu Huantai Group Co. Ltd) for the manufacture of multicrystalline ingots and wafers in Yangzhong City, Jiangsu Province, China (the “Zhenjiang Huantai JV”). During the quarter ended March 31, 2011, MEMC made an equity contribution of $17.8 million and provided a short-term loan of $3.1 million to the joint venture for working capital requirements. No such contributions were made during the quarter ended June 30, 2011. MEMC’s total equity investment balance was $58.1 million at June 30, 2011 and $10.0 million at June 30, 2010.

Samsung Fine Chemicals Joint Venture

In February 2011, we entered into a joint venture with Samsung Fine Chemicals Co. Ltd. for the construction and operation of a new facility to produce high purity polysilicon in Ulsan, South Korea. The joint venture will manufacture and supply polysilicon to MEMC and to the international markets. MEMC Singapore Pte. Ltd’s. ownership of the joint venture will be 50% and Samsung Fine Chemicals Co. Ltd will own the other 50%. MEMC’s total commitments are expected to be $175.0 million through 2012. During the second quarter of 2011, the Company invested $13.8 million in the joint venture, which represents our investment at June 30, 2011.

Investments Recorded at Fair Value

As of June 30, 2011 and December 31, 2010, the only investment recorded at fair value was an equity security investment in the common stock of a customer (Gintech), which investment is classified as a long-term available for sale investment. As of June 30, 2011 and December 31, 2010, the fair value of the investment was $35.4 million and $41.1 million, respectively. The cost basis in the investment is $12.4 million.

The carrying value of short-term and long-term investments consists of the following:

	As of	As of
In millions	June 30, 2011	December 31, 2010
Items measured at fair value on a recurring basis	$35.4	$41.1
Equity method investments	86.2	46.1
Time deposits	0.2	0.1
Equity investments at cost	23.6	23.1

Total investments	145.4	110.4
Less: short-term investments	0.2	0.1

Non-current investments	$145.2	$110.3

There have been no other-than-temporary impairments on our cost method investments during the six months ended June 30, 2011. We have assessed and determined that there have been no events or circumstances that had a material adverse effect on the investments during this period.

(10) Goodwill and Intangible Assets

Intangible assets at June 30, 2011 and December 31, 2010 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount		Accumulated Amortization or Allocated to Solar Energy System		Net Carrying Amount
		June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
Dollars in millions		2011	2010	2011	2010	2011	2010
Amortizable intangible assets:
Favorable energy credits	7	$14.2	$14.2	$(4.7)	$(3.2)	$9.5	$11.0
Customer relationships(1)	6	6.5	5.4	(1.4)	(0.8)	5.1	4.6
Trade name	15	4.1	4.1	(0.4)	(0.3)	3.7	3.8
Internally developed software	3	1.8	1.3	(0.8)	(0.5)	1.0	0.8
Developed technology(1)	5	20.0	20.0	(2.7)	(1.3)	17.3	18.7
Customer sales backlog(1)	1	0.4	0.4	(0.4)	(0.2)	—	0.2

Total amortizable intangible assets		$47.0	$45.4	$(10.4)	$(6.3)	$36.6	$39.1

Indefinite lived assets:
In-process technology(1)	Indefinite	$0.3	$0.3	$—	$—	$0.3	$0.3
Power plant development arrangements(2)	Indefinite	19.8	18.0	(6.6)	(4.9)	13.2	13.1

Total indefinite lived assets		$20.1	$18.3	$(6.6)	$(4.9)	$13.5	$13.4

(1)	These intangibles represent the amounts acquired in the Solaicx acquisition, except there is a carrying amount of $7.1 million for SunEdison included within the customer relationships intangible. The useful life for in-process technology will be determined once the research and development process is complete and at that time amortization of the asset will begin.
(2)	Power plant development arrangements are allocated to the solar energy system (fixed assets or inventory) upon completion of the related solar energy systems stemming from the backlog at the date of acquisition.

During the first quarter of 2011, SunEdison completed the acquisition of 100% of the voting equity of a company for a purchase price of $9.1 million, of which $5.0 million relates to contingent consideration. We recorded $7.1 million and $2.0 million to goodwill and acquired intangible assets, respectively.

During the three months ended June 30, 2011, SunEdison completed the acquisition of 100% of the voting equity of another company for a preliminary GAAP purchase price of $71.6 million, of which an estimated $26.0 million relates to contingent consideration payable in cash and a fixed number of shares of MEMC stock. This acquisition, which included project pipeline, is intended to further develop our solar energy systems’ business, leveraging the synergies between our Solar Energy and Solar Materials segments. We preliminarily recorded $55.9 million to goodwill. As of June 30, 2011, management has not completed the purchase accounting valuation for these transactions due to the ongoing review of the assumptions, methodologies and calculations of the fair value of the contingent consideration and acquired intangible assets. The total excess purchase price has been recorded to goodwill because we have not completed valuations of the expected intangible assets, primarily comprised of backlog. We anticipate allocating a portion of the recorded amount of goodwill to intangible assets upon completion of the valuations of the intangible assets. We have not provided proforma financial information because the acquisition is not considered significant.

As of June 30, 2011, MEMC had consolidated goodwill of $404.9 million of which $348.5 and $56.4 million is recorded in the Solar Energy reporting unit and Solar Materials reporting unit, respectively. We evaluate goodwill for impairment on an annual basis on the first day of December each fiscal year, as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the interim period ended June 30, 2011, we evaluated whether events or changes in circumstances occurred which would require a detailed test of goodwill for impairment as of an interim date. As of June 30, 2011, MEMC had a net book value of approximately $2.4 billion and a market capitalization on our common stock of approximately $2.0 billion. During the last month of June 2011 and continuing through early August 2011, we have observed a strong correlation between the decline in our market capitalization and the decline in pricing in the solar wafer market. We evaluated the following items, among others, in determining whether there was sufficient evidence of material events or changes in circumstances requiring a detailed test of goodwill impairment as of an interim date: the impact of solar wafer price declines on our raw material costs for our Solar Energy reporting unit; advanced materials technologies at our Solar Materials reporting unit; the financial performance of each reporting unit in fiscal year 2011 to date; and our internal forecast data. Based on the above, we did not believe a detailed test of goodwill impairment was required as of June 30, 2011.

(11) Debt and Capital Lease Obligations

Debt (including consolidated variable interest entities (“VIEs”)) and capital leases outstanding consist of the following:

	As of June 30,	As of December 31,
In millions	2011	2010
Short-term debt:
Solar energy systems, weighted average interest rate of 6.15% and 6.13%, respectively	$29.0	$33.6

Long-term debt and capital leases:
Senior notes	$550.0	$—
Solar energy systems:
Capital lease obligations	118.2	125.7
Finance obligations	605.0	496.5
Long-term notes	22.3	24.0
Capital leases for equipment and other debt	79.9	2.9

Total long-term debt and capital leases	1,375.4	649.1
Less current portion - Long-term notes, capital leases for equipment and other debt	10.7	6.4
Less current portion - Solar energy systems	30.0	32.1

Long-term portion	$1,334.7	$610.6

Senior Notes

On March 10, 2011, we issued $550.0 million of 7.75 % Senior Notes due April 1, 2019 (the “2019 Notes”). We incurred $13.8 million in debt issuance costs, which is amortized into the statement of operations over the eight year term. The 2019 Notes were sold at a price equal to 100% of the principal amount thereof. The interest on the 2019 Notes is payable semi-annually, in cash in arrears, on April 1 and October 1, commencing October 1, 2011. We may redeem the 2019 Notes at our option, in whole or in part, at any time on or after April 1, 2014, upon not less than 30 nor more than 60 days’ notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below.

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

The indenture governing the 2019 Notes contains covenants that limit our and our subsidiaries’ ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make other restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to issue dividends, (v) to make other payments affecting restricted subsidiaries, (vi) to enter into certain transactions with affiliates, and (vii) to merge, consolidate or sell substantially all of our assets. These covenants are subject to a number of qualifications and limitations, and in certain situations, a cross default provision. As of June 30, 2011, we were in compliance with all covenants in the indenture governing the 2019 Notes.

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

Interest on borrowings under the Corporate Credit Facility will be based on either, at our election, LIBOR plus an initial applicable margin of 2.75% or at a defined prime rate plus an initial applicable margin of 1.75%. The amended facility also provides for the Company to pay various fees, including a commitment fee of 0.50% on the lenders’ unused commitments. The amended facility contains covenants which are typical for credit arrangements of this size, including covenants relating to a consolidated interest charge ratio, consolidated leverage ratio and a minimum liquidity ratio. There is also a cross default provision which may be triggered in certain situations.

As part of the amended and restated Corporate Credit Facility, we incurred debt issuance costs of $4.6 million, which is amortized into the statement of operations over the three year term of the facility. As of June 30, 2011, we had no outstanding borrowings under this facility. Outstanding third party letters of credit backed by this facility at such date were $109.8 million. As of June 30, 2011, we were in compliance with all covenants contained in the agreement governing this facility.

Finance and Capital Lease Obligations

We have short-term committed financing arrangements renewable annually of approximately $59.0 million at June 30, 2011, of which there were no short-term borrowings outstanding at June 30, 2011. Of the $59.0 million committed short-term financing arrangements, $37.8 million is unavailable because of the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

We have additional long-term committed financing arrangements of approximately $1,003.0 million at June 30, 2011, of which $572.3 million is outstanding, including the $550.0 million for the 2019 Notes. Of the $1,003.0 million committed long-term financing arrangements, $125.1 million is unavailable because it relates to the issuance of third party letters of credit. We pay commitment fees of up to 1.0% on the committed loan agreements.

Our solar energy systems for which we have short-term debt, capital lease and finance obligations are included in separate legal entities. The short-term debt, capital lease and finance obligations of $29.0 million, $118.2 million and $605.0 million, respectively, except for $36.6 million of finance obligations, have recourse to those separate legal entities but no recourse to MEMC or the SunEdison parent under the terms of the applicable agreements. These obligations may also include limited guarantees by MEMC or the SunEdison parent related to operations, maintenance and certain indemnities. The recourse finance obligations above are collateralized by the related solar energy system assets.

The capital leases for equipment and other debt of $79.9 million contains $77.6 million that relates to a long-term supply agreement executed in 2008 that conveys to MEMC the right to use specific property, plant and equipment and is therefore considered a lease arrangement. The underlying leased property, plant and equipment was placed into service during the second quarter of 2011, at which time the related assets and corresponding capital lease obligation was capitalized.

On March 31, 2011, one of SunEdison’s project subsidiaries signed and executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $120 million, of which $112.6 million is available as of June 30, 2011. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.

The schedule of principal payments on long-term debt (including consolidated VIEs and excluding solar energy system financing obligations) is as follows:

In millions	As of June 30, 2011
July 1, 2011 through December 31, 2011	$6.0
2012	46.4
2013	9.2
2014	9.4
2015	9.6
Thereafter	652.9

Total	$733.5

As of June 30, 2011, the aggregate amounts of minimum lease payments on our financing sale leaseback transactions are $365.0 million. Future payments from 2011 through 2015 are as follows:

In millions	As of June 30, 2011
July 1, 2011 through December 31, 2011	$21.9
2012	$28.8
2013	$27.5
2014	$25.7
2015	$23.9

(12) Stockholders’ Equity

The following table presents the change in total stockholders’ equity for the six months ended June 30, 2011:

In millions	MEMC Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 1, 2011	$2,251.7	$43.9	$2,295.6
Net income	42.8	14.3	57.1
Other comprehensive income, net of tax	40.7	4.3	45.0
Stock issued for SunEdison contingent consideration	24.5	—	24.5
Stock plans, net	18.1	—	18.1
Distributions to noncontrolling interest	—	(13.9)	(13.9)

Balance, June 30, 2011	$2,377.8	$48.6	$2,426.4

On February 1, 2011 we issued 2.1 million shares to SunEdison’s former unit holders as part of the contingent consideration pursuant to the terms of the acquisition agreement.

Stock-Based Compensation

We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors, and consultants. We issue new shares to satisfy stock option exercises. As of June 30, 2011, there were 10.2 million shares authorized for future grant under these plans. Options to employees are generally granted upon hire and annually or semi-annually, usually with four-year vesting, although certain grants have three, four or five-year cliff vesting. No option has a term of more than 10 years. Under our current equity plans, the exercise price of stock options granted equals the market price on the date of the grant.

The following table presents information regarding outstanding stock options as of June 30, 2011 and changes during the six months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2010	13,259,245	$21.88
Granted	4,233,683	11.83
Exercised	(10,033)	8.73
Forfeited	(84,142)	12.53
Expired	(31,359)	27.78

Outstanding at June 30, 2011	17,367,394	$19.48	$0.25	8

Options exercisable at June 30, 2011	5,831,677	$28.61	$0.22	6

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the second quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2011. This amount can change based on the fair market value of our stock. For the six months ended June 30, 2011 and June 30, 2010, the total intrinsic value of options exercised, the cash received from option exercises under our option plans, and the actual tax benefit realized for the tax deductions from option exercises were all less than $0.1 million.

Our weighted-average assumptions are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2011	June 30, 2010
Risk-free interest rate	1.7%	2.2%
Expected stock price volatility	65.7%	67.5%
Expected term until exercise (years)	5	4
Expected dividends	0.0%	0.0%

The weighted-average grant-date fair value per share of options granted was $6.30 and $7.71 for the six months ended June 30, 2011 and 2010, respectively. As of June 30, 2011, $48.8 million of total unrecognized compensation cost related to stock options granted and outstanding as of June 30, 2011 is expected to be recognized over a weighted-average period of 2.9 years.

Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future, provided the stock unit is vested at the time. The following table presents information regarding outstanding restricted stock units as of June 30, 2011 and changes during the six months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2010	4,017,290
Granted	2,168,198
Converted	(683,417)
Forfeited	(114,926)

Outstanding at June 30, 2011	5,387,145	$49.1	3

At June 30, 2011, there were no restricted stock units that were currently convertible into shares. The weighted-average fair value of restricted stock units per share on the date of grant was $11.41 and $15.65 for the six months ended June 30, 2011 and June 30, 2010, respectively. As of June 30, 2011, $31.9 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 2.8 years.

Stock-based compensation expense for the three months ended June 30, 2011 and June 30, 2010 was $7.1 million and $11.6 million, net of income tax benefit of $4.1 million and $6.4 million, respectively. For the six months ended June 30, 2011 and June 30, 2010, stock-based compensation expense was $13.2 million and $18.4 million, net of income tax benefit of $7.6 million and $10.2 million, respectively.

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

The process for calculating income tax expense includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and tax planning strategies. We presently have a three year cumulative loss in the U.S. for income tax accounting purposes and are relying upon projected future pre-tax and taxable income of our restructured U.S. operations and tax planning strategies in determining the realization of the deferred tax assets. The tax planning strategies include altering the timing and amount of payments from non-U.S. subsidiaries to our U.S. operations. Of the cash, cash equivalents, and short-term investments at June 30, 2011, approximately $297.4 million was held by our foreign subsidiaries and are subject to repatriation tax effects. Reliance on these strategies resulted in the determination that an additional $7.2 million of deferred tax assets would be realized with a corresponding reduction of a valuation allowance on the U.S. deferred tax assets. In arriving at these judgments, the weight given to the potential effect of all positive and negative evidence is commensurate with the extent to which it can be objectively verified. The total deferred tax assets as of June 30, 2011 and December 31, 2010 were $245.4 million and $172.7 million, respectively.

We are subject to income taxes in the United States and numerous foreign jurisdictions. From time to time, we are subject to income tax audits in these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities are likely to challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits, or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total reserve for uncertain tax positions increased $13.1 million during the six months ended June 30, 2011 due to tax benefits claimed by certain foreign subsidiaries. A majority of these exposures relate to timing differences and accordingly, the offset was primarily recorded to deferred taxes. The total reserve for uncertain tax positions as of June 30, 2011 and December 31, 2010 were $45.2 million and $32.1 million, respectively.

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

(14) Variable Interest Entities

We are the primary beneficiary of four variable interest entities (“VIEs”) in solar energy projects that we consolidate as of June 30, 2011, all of which existed and were consolidated by the Company as of December 31, 2010. During the six months ended June 30, 2011, four solar energy system project companies that were consolidated as of December 31, 2010 were sold and deconsolidated. The carrying amounts and classification of our consolidated VIEs’ assets and liabilities included in our consolidated financial statements are as follows:

In millions	As of June 30, 2011	As of December 31, 2010
Current assets	$43.9	$173.0
Noncurrent assets	62.9	63.1

Total assets	$106.8	$236.1

Current liabilities	$9.8	$38.5
Noncurrent liabilities	87.3	107.8

Total liabilities	$97.1	$146.3

The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources.

(15) Deferred Revenue and Profit

Deferred revenue and profit consists of the following:

In millions	As of June 30, 2011	As of December 31, 2010
Deferred revenue and profit for solar energy systems:
Short-term deposits on solar energy systems	$27.8	$8.8
Profit deferrals on solar energy system sales	99.4	63.2
Deferred subsidy revenue	13.3	11.8

Total solar energy system deferred revenue	$140.5	$83.8
Semiconductor and Solar Materials deferred revenue:
Short-term deferred revenue	27.0	—
Long-term deferred revenue	52.7	115.2

Total Semiconductor and Solar Materials deferred revenue	$79.7	$115.2

Total deferred revenue	$220.2	$199.0

On June 30, 2011, we resolved our long-term solar wafer supply agreement with Suntech Power Holdings Co., Ltd. (“Suntech”). Under the terms of the supply agreement, which was originally signed in July 2006, MEMC was to supply solar wafers to Suntech over a 10-year period, with pre-determined pricing, on a take-or-pay basis beginning in January 2007. As part of the original supply agreement, Suntech advanced funds to MEMC in the form of a security deposit. As part of a separate agreement, MEMC also received a warrant to purchase up to a 4.99% equity stake in Suntech. Suntech has agreed to fulfill its contractual take-or-pay commitment to MEMC for $120.0 million for product delivered and to be delivered by MEMC. The consideration was comprised of the retention by MEMC of $53.0 million of cash previously deposited by Suntech under the supply agreement and currently held by MEMC, and a commitment to pay $67.0 million in four equal installments in July 2011, October 2011, January 2012, and April 2012. MEMC received the first payment in July 2011 and the collectability on the remaining balance is considered reasonably assured. Suntech has also committed to establish an irrevocable letter of credit for the benefit of MEMC for the remaining three payments. The letter of credit is to have no drawing conditions other than the passage of time. MEMC has retained the Suntech warrant originally issued to MEMC in July 2006, which had a related unamortized balance recorded in deferred revenues of $56.4 million prior to the resolution of the long-term solar wafer supply agreement. These three components totaled $176.4 million, of which $149.4 million was recorded to revenue during the second quarter of 2011 and $27.0 million was deferred. The deferred revenue will be recognized as revenue as we complete our remaining performance commitments scheduled to be completed by December 31, 2011. The retention of the deposit in satisfaction of the take or pay requirement has been classified as an operating cash inflow in the statement of cash flows.

(16) Commitments and Contingencies

Purchase Obligations

We maintain long-term agreements with multiple suppliers in connection with the purchase of certain raw materials and long-term agreements with multiple subcontractors to manufacture solar wafers for us. We have provided refundable deposits to these suppliers of $55.8 million and $88.7 million as of June 30, 2011 and December 31, 2010, respectively. These deposits are refundable to the extent we fulfill our minimum take-or-pay requirements.

During the quarter ended June 30, 2011, a $52.4 million charge was recorded to cost of goods sold related to the estimated probable shortfall to our purchase obligations associated with certain take-or-pay agreements we have with suppliers for raw materials. It is possible that there may be additional losses in the future which could be material; however, such amounts are not reasonably estimable at this time. In addition, we have also entered into foreign currency forwards to hedge against the fluctuation of foreign currencies related to these future purchases. Because it is no longer probable that we will execute these foreign currency denominated transactions, the contracts are no longer considered cash flow hedges for accounting purposes. Accordingly, we have recorded a gain on hedges of $14.2 million to other income during the quarter ended June 30, 2011.

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

Contingent consideration may also be due to the former Solaicx shareholders if certain operational criteria are met from July 1, 2010 through December 31, 2011. The amount payable is based on Solaicx achieving revenues of at least $60.0 million during such time period, up to a maximum revenue target of $71.8 million, with the payout on a linear basis between those two amounts. This would entitle the former Solaicx shareholders to up to an additional $27.6 million of a combination of cash and MEMC common stock, with the number of shares fixed at the date of the acquisition agreement. As of June 30, 2011, the range of outcomes and the assumptions used to develop the estimates has changed since the date of the acquisition. During the three months ended June 30, 2011, due to a decline in MEMC’s stock price, the liability was reduced by $7.0 million to the current balance of $19.9 million based on the estimated fair value of the contingent consideration as of June 30, 2011. Future revisions to the estimated fair value of the contingent consideration could be material to the statement of operations.

Contingent consideration was recorded in connection with two entities acquired by SunEdison during 2011. The amount payable in cash is based on the entity achieving specific milestones in the development, installation, and interconnection of solar energy systems. As of June 30, 2011, the amount payable was $31.1 million. Future revisions to the estimated fair value of the contingent consideration could be material.

Commitments

Indemnification

We have agreed to indemnify some of our Semiconductor Materials and Solar Materials customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims as of June 30, 2011.

We generally warrant the operation of our solar energy systems for a period of time. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of historical material warranty claims and expected future claims, we have not recorded a warranty accrual related to solar energy systems as of June 30, 2011. We may also indemnify our customers for tax credits associated with the systems we construct and sell and then leaseback. During the six months ended June 30, 2011, we made additional payments under the terms of the lease agreements to indemnify our sale leaseback customers for approximately $6.7 million for shortfalls in amounts approved by the U.S. Treasury Department related to the Grant in Lieu program tax credits. We are working with our sale leaseback customers and the U.S. Treasury Department to recover these shortfalls. We believe additional exposures to such payments are not probable and/or estimable as of June 30, 2011.

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

The Court held a jury trial from October 25, 2010 to November 2, 2010. After the Court’s October 13, 2010 ruling in favor of MEMC, the only remaining claim that Soitec continued to assert at trial was a single patent claim directed against some mono-implant research and development efforts conducted by MEMC approximately four to six years ago, none of which have occurred since 2006, and none of which are material or relevant to the current operations at MEMC. MEMC continued to assert at trial its counterclaim for infringement of MEMC’s patent. On November 2, 2010, the jury found that certain of Soitec’s wafers infringed the patent asserted by MEMC at trial. The jury also found that one of the Soitec patent claims was valid. This single patent claim covers MEMC’s mono-implant research and development efforts that ended in 2006. On July 13, 2011, the court denied all post trial motions. MEMC expects to appeal certain of the Court’s rulings in this matter. The damages phase of this trial will likely occur after any appeals by MEMC or Soitec in the case. We believe that Soitec and CEA’s suit against us has no merit, and we are asserting a vigorous defense against these claims, as well as our infringement counterclaim. Although it is not possible to predict the outcome of such matters, we believe that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position, cash flows or results of operations.

Semi-Materials Co., Ltd. v. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.

On September 28, 2006, Semi-Materials Co., Ltd. (“Semi-Materials”) filed a complaint against MEMC in the U.S. District Court for the Eastern District of Missouri (Case No. 4:06-CV-01426-FRB) alleging breach of contract, unjust enrichment, fraud, and conversion, and seeking specific performance, all related to a series of purchase orders for chunk polysilicon and polysilicon solar ingot. This litigation resulted in a trial which commenced on February 22, 2011. On March 2, 2011, the jury found for MEMC on the fraud and unjust enrichment claims made by Semi-Materials against the Company. The jury found for Semi-Materials on the breach of contract claim, awarding damages to Semi-Materials of $19.0 million. Approximately $5.1 million of this amount relates to an amount previously recorded by MEMC. MEMC believes that the jury award was calculated not based on the actual harm suffered by Semi-Materials for the alleged failed deliveries, but based on the difference between the price under the alleged 2005 purchase orders and the price of polysilicon in November 2006 (after polysilicon prices had risen substantially throughout 2006). MEMC has filed a post-trial motion for judgment as a matter of law attacking the verdict on various bases including the damage amount awarded (as MEMC believes the damages do not accurately measure any damages suffered by Semi-Materials and results in a windfall to Semi-Materials). Semi-Materials has filed a post-trial motion seeking prejudgment interest. Both post-trial motions are fully briefed and the Court is expected to rule on the motions in the coming weeks. MEMC intends to appeal the case to the Eighth Circuit. The appellate deadlines will be determined based upon the Court’s disposition of the parties’ post-trial motions. During the first quarter of 2011, MEMC recorded $13.9 million to marketing and administration expenses as a result of the jury verdict pending the appeal.

On March 31, 2008, Semi-Materials and its affiliate SMC Shanghai (“SMC”) filed two additional lawsuits against MEMC, one in the United States District Court for the Southern District of Texas (Case No. 4:08-CV-00991) (the “Texas Action”) and another in the United States District Court for the Eastern District of Missouri (Case No. 4:08-CV-00434-JCH) (the “Missouri Action”). In both cases, Semi-Materials and SMC alleged that: (i) MEMC Pasadena, Inc. (“MEMC Pasadena”) breached an agreement with SMC for SMC to act as MEMC’s exclusive sales agent in China; (ii) MEMC Pasadena breached an agreement with Semi-Materials for Semi-Materials to act as MEMC Pasadena’s exclusive sales agent in Korea; (iii) MEMC tortiously interfered with the purported sales agency agreements among MEMC Pasadena and SMC and Semi-Materials; and (iv) MEMC tortiously interfered with a separate sales agency agreement Semi-Materials claimed existed with an unrelated party. In the Missouri Action, Semi-Materials also claimed that MEMC tortiously interfered with an expectancy for an on-going business relationship Semi-Materials claimed existed with the un-related party. Upon MEMC’s motions for summary judgment in the Missouri Action, the Court dismissed the claim that MEMC tortiously interfered with the purported sales agency agreements, and a claim that MEMC tortiously interfered with an alleged sales agency agreement between Semi-Materials and the unrelated party. The remaining claims were tried before a jury between January 4 and January 12, 2010. At trial, the jury found in favor of Semi-Materials and SMC on their respective claims for breach of contract against MEMC Pasadena, awarding a verdict of $0.2 million, and found in favor of MEMC on Semi-Materials’ claim for tortious interference with an expectancy of an ongoing business relationship with the unrelated party. MEMC Pasadena filed a post-trial motion for judgment as a matter of law as to the breach of contract claims on which the jury found in favor of Semi-Materials and SMC, which the Court denied. Semi-Materials and SMC filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit concerning rulings the Court made at summary judgment concerning the plaintiffs’ alleged damages on their breach of contract claims. MEMC Pasadena filed a notice of cross-appeal concerning the Court’s entry of judgment based upon the jury verdict and the Court’s denial of MEMC’s motion for judgment as a matter of law. The oral argument in this appeal occurred on April 11, 2011. No discovery has been undertaken in the Texas Action, and it has been stayed.

We do not believe that the Semi-Materials cases, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of these matters are unpredictable, damages could be substantial, and the results of these cases could be unfavorable for MEMC.

Minneapolis Firefighters’ Relief Association v. MEMC Electronic Materials, Inc., et al.

On September 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff Minneapolis Firefighters’ Relief Association asserting claims against MEMC and Nabeel Gareeb, MEMC’s former Chief Executive Officer. On October 10, 2008, a substantially similar putative class action lawsuit was filed by plaintiff Donald Jameson against MEMC, Mr. Gareeb and Ken Hannah, MEMC’s former Chief Financial Officer and currently MEMC’s Executive Vice President and President—Solar Materials. These cases purportedly were brought on behalf of all persons who acquired shares of MEMC’s common stock between June 13, 2008 and July 23, 2008, inclusive (the “Class Period”). Both complaints alleged that, during the Class Period, MEMC failed to disclose certain material facts regarding MEMC’s operations and performance, which had the effect of artificially inflating MEMC’s stock price in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Plaintiffs further alleged that Messrs. Gareeb and Hannah are subject to liability under Section 20(a) of the Act as control persons of MEMC. Plaintiffs sought certification of the putative class, unspecified compensatory damages, interest and costs, as well as ancillary relief. On December 12, 2008, these actions were consolidated, and the Court appointed Mahendra A. Patel as lead plaintiff. Plaintiff filed a consolidated amended complaint on February 23, 2009. Defendants filed a motion to dismiss the consolidated amended complaint, which was fully briefed by the parties by June 24, 2009. On March 8, 2010, the Court dismissed the consolidated class action complaint with prejudice. On March 31, 2010, plaintiff filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. Oral argument for this appeal occurred on April 12, 2011. On June 17, 2011, the United States Court of Appeals for the Eighth Circuit affirmed the dismissal with prejudice.

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

Each individual defendant is a current or former officer and/or director of MEMC. The lawsuit alleges breach of fiduciary duty, abuse of control, gross mismanagement, waste of corporate assets and unjust enrichment, based on allegations of conduct similar to that alleged in the putative class action lawsuit described above. On December 19, 2008, the court entered a stipulated order staying the derivative action pending resolution of any motions to dismiss in the putative class action described above. On June 16, 2011, the Court continued the stay. On July 22, 2011, the plaintiff voluntarily dismissed the action without prejudice.

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

On June 1, 2009, an amended class action complaint was filed by Mr. Jones and another purported participant of the Plan, Manuel Acosta, which raises substantially the same claims and is based on substantially the same allegations as the original complaint. However, the amended complaint changes the period of time covered by the action, purporting to be brought on behalf of beneficiaries of and/or participants in the Plan from June 13, 2008 through the present, inclusive (the “Class Period”). The amended complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in MEMC’s stock, equitable relief and an award of attorney’s fees. No class has been certified and discovery has not begun. The Company and the named directors and employees filed a motion to dismiss the complaint, which was fully briefed by the parties as of October 9, 2009. The parties each subsequently filed notices of supplemental authority and corresponding responses. On March 17, 2010, the court denied the motion to dismiss. The MEMC defendants filed a motion for reconsideration or, in the alternative, certification for interlocutory appeal, which was fully briefed by the parties as of June 16, 2010. The parties each subsequently filed notices of supplemental authority and corresponding responses. On October 18, 2010, the court granted the MEMC defendants’ motion for reconsideration, vacated its order denying the MEMC defendants’ motion to dismiss, and stated that it will revisit the issues raised in the motion to dismiss after the parties supplement their arguments relating thereto. Both parties filed briefs supplementing their arguments on November 1, 2010, and the parties each subsequently filed additional notices of supplemental authority. On June 28, 2011, plaintiff Jerry Jones filed a notice of voluntary withdrawal from the action. On June 29, 2011, the Court entered an order withdrawing Jones as one of the plaintiffs in this action.

MEMC believes the above remaining ERISA class action is without merit and we will assert a vigorous defense. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome or resolution of the foregoing class action proceedings or estimate the amounts of, or potential range of, loss with respect to these proceedings. An unfavorable outcome could have a material adverse impact on our business, results of operations and financial condition. We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorney’s fees, judgments, fines and settlements, arising from actions such as the lawsuits described above (subject to certain exceptions, as described in the indemnification agreements).

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

(17) Reportable Segments

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2011	2010	2011	2010
Net sales:
Semiconductor Materials	$275.3	$249.6	$526.8	$468.9
Solar Materials	323.1	168.0	649.4	325.7
Solar Energy	147.2	30.7	305.3	91.4

Consolidated net sales	$745.6	$448.3	$1,481.5	$886.0

Operating income (loss):
Semiconductor Materials	$3.4	$24.3	$11.8	$16.4
Solar Materials	89.2	19.1	128.6	31.3
Solar Energy	(8.4)	(4.4)	(15.0)	2.4
Corporate and other	(32.5)	(35.7)	(73.9)	(62.1)

Consolidated operating income (loss)	$51.7	$3.3	$51.5	$(12.0)

Interest expense (income):
Semiconductor Materials	$(0.5)	$0.2	$(0.7)	$0.3
Solar Materials	1.8	—	1.1	0.1
Solar Energy	7.1	4.9	12.2	16.0
Corporate and other	12.8	0.9	17.6	1.7

Consolidated net interest expense	$21.2	$6.0	$30.2	$18.1

Depreciation and amortization:
Semiconductor Materials	$31.0	$26.2	$61.6	$52.5
Solar Materials	17.3	7.3	29.7	14.2
Solar Energy	7.3	5.1	13.3	9.4

Consolidated depreciation and amortization	$55.6	$38.6	$104.6	$76.1

Capital expenditures:
Semiconductor Materials	$34.0	$31.6	$84.7	$50.5
Solar Materials	65.2	62.9	219.5	90.2
Solar Energy(1)	175.3	67.1	228.3	112.0
Corporate and other	2.3	0.1	2.3	0.1

Consolidated capital expenditures	$276.8	$161.7	$534.8	$252.8

(1)

Consists primarily of construction of solar energy systems of $174.1 million and $226.7 million in the three and six-months ended June 30, 2011, respectively, and $66.8 million and $111.7 million in the three and six-months ended June 30, 2010, respectively.

During the three months ended June 30, 2011, there was $149.4 million of revenue recognized in the Solar Materials segment as part of the Suntech wafer supply contract resolution (see Note 15). Additionally, the Solar Materials segment charged $52.4 million to cost of goods sold related to the estimated probable shortfall to our purchase obligations associated with take-or-pay agreements we have with suppliers for raw materials. No similar amounts were recorded in prior periods.

Restructuring and impairment costs for the three and six months ended June 30, 2011 were $13.6 million and $13.8 million, respectively. Of these restructuring and impairment costs, $8.1 million was recorded to the Semiconductor Materials segment, $4.2 million was recorded to the Solar Energy segment, and $1.3 million was recorded to the Solar Materials segment in the three months ended June 30, 2011. The additional $0.2 million for the six months ended June 30, 2011 was recorded to the Semiconductor Materials segment. All 2010 restructuring expenses were recorded to the Semiconductor Materials segment.

Equity in earnings of joint venture, net of tax of $3.3 million in the six months ended June 30, 2011 relates to the joint venture with Zhenjiang Huantai JV and is part of our Solar Materials segment. Equity in earnings of joint venture, net of tax of $7.3 million in the six months ended June 30, 2010 relates to the joint venture with Q-Cells and is part of our Solar Materials segment.

Due to the earthquake in Japan on March 11, 2011, our semiconductor wafer production in Japan was suspended from that time through April 12, 2011. Because of the unplanned downtime and damages to the plant, we recorded $23.5 million as period charges to the Semiconductor Materials segment operating margin, with $15.8 million recorded to cost of goods sold due to the under absorption of costs, inventory adjustments, and asset impairment charges. We had no similar adjustments during the first six months of 2010.

Approximately $13.1 million of expenses were recorded in the Corporate segment, related to legal cases during the quarter ended March 31, 2011. Because the business decision resulting in this litigation affected multiple segments, these expenses were recorded to Corporate and other. The remaining portion of expenses recorded to Corporate included stock compensation expense, general corporate marketing and administration costs, research and development administration costs, legal and tax professional services and related costs, and other personnel costs not reflected in the operating segments.

The Solar Energy and Solar Materials segments include $348.5 million and $56.4 million of goodwill, respectively. We have recorded no impairment on the goodwill.

During the second quarter of 2010, we received $11.9 million in net insurance proceeds from our business interruption lost profits claim related to the disruption in production at our Pasadena, Texas facility as a result of Hurricane Ike in 2008. Of this amount, $8.0 million was recorded to our Semiconductor Materials segment and $3.9 million was recorded to our Solar Materials segment. No similar transactions occurred during the first six months of 2011.

(18) Unaudited Condensed Consolidating Financial Information

On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019 (the “Original Notes”). The Original Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). In connection with the sale of the Original Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the Original Notes party thereto, pursuant to which the Company and the Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the Original Notes for a new issue of substantially identical notes registered under the Securities Act (the “Exchange Notes” and together with the Original Notes, the “Notes”). The Original Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain wholly-owned domestic subsidiaries of the Company (the “Subsidiary Guarantors”).

The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the unaudited condensed consolidating financial information separately for:

i.	The Company, as the issuer of the 2019 Notes;

ii.	The Subsidiary Guarantors, on a combined basis;

iii.	The Company’s other subsidiaries, on a combined basis, which are not guarantors of the 2019 Notes (the “Subsidiary Non-Guarantors”);

iv.	Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors, (b) eliminate the investments in the Company’s subsidiaries and (c) record consolidating entries; and

v.	The Company and its subsidiaries on a consolidated basis.

Unaudited Condensed Consolidating Statement of Operations

For the three months ended June 30, 2011

(In millions, except per share data)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$232.1	$111.4	$1,057.5	$(655.4)	$745.6
Cost of goods sold	236.2	99.2	876.9	(647.8)	564.5

Gross margin	(4.1)	12.2	180.6	(7.6)	181.1
Operating expenses:
Marketing and administration	37.1	20.5	36.4	—	94.0
Research and development	15.6	2.1	4.1	—	21.8
Restructuring and impairment charges	6.5	0.4	6.7	—	13.6

Operating (loss) income	(63.3)	(10.8)	133.4	(7.6)	51.7

Non-operating (income) expense:
Interest expense	11.1	0.2	9.5	0.4	21.2
Interest income	(0.1)	(0.2)	(0.2)	(0.4)	(0.9)
Decline in fair value of warrant	—	—	1.9	—	1.9
Other, net	(12.3)	(2.1)	(7.3)	4.5	(17.2)

Total non-operating (income) expense	(1.3)	(2.1)	3.9	4.5	5.0

(Loss) income before income tax (benefit) expense, equity in (loss) earnings of joint venture and investment in subsidiary earnings	(62.0)	(8.7)	129.5	(12.1)	46.7
Income tax (benefit) expense	(30.5)	13.2	19.5	(1.3)	0.9

(Loss) income before equity in (loss) earnings of joint venture and investment in subsidiary earnings	(31.5)	(21.9)	110.0	(10.8)	45.8
Investment in subsidiary earnings	78.9	95.2	—	(174.1)	—
Equity in (loss) earnings of joint venture, net of tax	(0.1)	—	2.1	—	2.0

Net income	47.3	73.3	112.1	(184.9)	47.8
Net loss (income) attributable to noncontrolling interests	—	0.1	(0.6)	—	(0.5)

Net income attributable to MEMC stockholders	$47.3	$73.4	$111.5	$(184.9)	$47.3

Unaudited Condensed Consolidating Statement of Operations

For the three months ended June 30, 2010

(In millions, except per share data)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$209.7	$87.7	$508.3	$(357.4)	$448.3
Cost of goods sold	207.5	73.0	438.0	(347.1)	371.4

Gross profit	2.2	14.7	70.3	(10.3)	76.9
Operating expenses:
Marketing and administration	34.6	13.8	24.2	—	72.6
Research and development	8.1	1.1	2.3	—	11.5
Restructuring charges	1.4	—	—	—	1.4
Insurance recovery	—	(11.9)	—	—	(11.9)

Operating (loss) income	(41.9)	11.7	43.8	(10.3)	3.3

Non-operating (income) expense:
Interest expense	(0.5)	1.1	6.2	(0.8)	6.0
Interest income	—	(0.9)	(1.7)	0.8	(1.8)
Decline in fair value of warrant	—	—	6.8	—	6.8
Other, net	(24.3)	0.4	8.3	8.6	(7.0)

Total non-operating (income) expense	(24.8)	0.6	19.6	8.6	4.0

(Loss) income before income tax (benefit) expense and investment in subsidiary earnings (loss)	(17.1)	11.1	24.2	(18.9)	(0.7)
Income tax (benefit) expense	(13.7)	(4.6)	4.6	(2.4)	(16.1)

(Loss) income before investment in subsidiary earnings (loss)	(3.4)	15.7	19.6	(16.5)	15.4
Investment in subsidiary earnings (loss)	17.2	(5.4)	—	(11.8)	—

Net income	13.8	10.3	19.6	(28.3)	15.4
Net income attributable to noncontrolling interests	—	(0.3)	(1.3)	—	(1.6)

Net income attributable to MEMC stockholders	$13.8	$10.0	$18.3	$(28.3)	$13.8

Unaudited Condensed Consolidating Statement of Operations

For the six months ended June 30, 2011

(In millions, except per share data)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$440.4	$252.2	$1,947.6	$(1,158.7)	$1,481.5
Cost of goods sold	452.3	244.6	1,627.0	(1,137.5)	1,186.4

Gross margin	(11.9)	7.6	320.6	(21.2)	295.1
Operating expenses:
Marketing and administration	81.8	43.0	62.2	—	187.0
Research and development	30.8	4.2	7.8	—	42.8
Restructuring and impairment charges	6.7	0.4	6.7	—	13.8

Operating (loss) income	(131.2)	(40.0)	243.9	(21.2)	51.5

Non-operating (income) expense:
Interest expense	14.3	0.6	16.0	(0.7)	30.2
Interest income	(0.2)	(0.4)	(1.9)	0.7	(1.8)
Decline in fair value of warrant	—	—	0.3	—	0.3
Other, net	(22.7)	(1.3)	(0.2)	6.6	(17.6)

Total non-operating (income) expense	(8.6)	(1.1)	14.2	6.6	11.1

(Loss) income before income tax (benefit) expense, equity in earnings of joint venture and investment in subsidiary earnings	(122.6)	(38.9)	229.7	(27.8)	40.4
Income tax (benefit) expense	(44.7)	0.9	31.3	(0.9)	(13.4)

(Loss) income before equity in (loss) earnings of joint venture and investment in subsidiary earnings	(77.9)	(39.8)	198.4	(26.9)	53.8
Investment in subsidiary earnings	120.8	112.4	—	(233.2)	—
Equity in (loss) earnings of joint venture, net of tax	(0.1)	—	3.4	—	3.3

Net income	42.8	72.6	201.8	(260.1)	57.1
Net loss (income) attributable to noncontrolling interests	—	0.1	(14.4)	—	(14.3)

Net income attributable to MEMC stockholders	$42.8	$72.7	$187.4	$(260.1)	$42.8

Unaudited Condensed Consolidating Statement of Operations

For the six months ended June 30, 2010

(In millions, except per share data)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$408.3	$168.2	$1,010.5	$(701.0)	$886.0
Cost of goods sold	405.5	150.7	882.1	(688.5)	749.8

Gross profit	2.8	17.5	128.4	(12.5)	136.2
Operating expenses:
Marketing and administration	63.4	28.4	43.0	—	134.8
Research and development	16.3	1.9	4.4	—	22.6
Restructuring charges	2.7	—	—	—	2.7
Insurance recovery	—	(11.9)	—	—	(11.9)

Operating (loss) income	(79.6)	(0.9)	81.0	(12.5)	(12.0)

Non-operating (income) expense:
Interest expense	(1.1)	2.3	19.4	(2.5)	18.1
Interest income	(0.1)	(2.4)	(4.1)	2.5	(4.1)
Decline in fair value of warrant	—	—	12.1	—	12.1
Other, net	(28.8)	0.3	13.1	9.0	(6.4)

Total non-operating (income) expense	(30.0)	0.2	40.5	9.0	19.7

(Loss) income before income tax benefit, equity in (loss) earnings of joint venture and investment in subsidiary earnings (loss)	(49.6)	(1.1)	40.5	(21.5)	(31.7)
Income tax (benefit) expense	(31.2)	(4.1)	8.0	(3.4)	(30.7)

(Loss) income before equity in (loss) earnings of joint venture and investment in subsidiary earnings (loss)	(18.4)	3.0	32.5	(18.1)	(1.0)
Investment in subsidiary earnings (loss)	24.1	(8.5)	—	(15.6)	—
Equity in (loss) earnings of joint venture, net of tax	(1.5)	—	8.8	—	7.3

Net income (loss)	4.2	(5.5)	41.3	(33.7)	6.3
Net income attributable to noncontrolling interests	—	(0.3)	(1.8)	—	(2.1)

Net income (loss) attributable to MEMC stockholders	$4.2	$(5.8)	$39.5	$(33.7)	$4.2

Unaudited Condensed Consolidating Balance Sheet

June 30, 2011

(In millions, except per share data)

	MEMC, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$209.8	$17.3	$424.8	$—	$651.9
Restricted cash	—	0.5	37.6	—	38.1
Accounts receivable, net	72.3	15.2	185.4		272.9
Inventories	44.5	107.7	274.5	(91.3)	335.4
Solar energy systems held for development and sale	—	43.3	197.5	(14.3)	226.5
Income taxes receivable	19.2	—	6.4	—	25.6
Prepaid and other current assets	22.5	6.0	240.7	—	269.2

Total current assets	368.3	190.0	1,366.9	(105.6)	1,819.6
Investments	2.8	5.0	137.4		145.2
Investments in subsidiaries	1,878.5	1,018.1	—	(2,896.6)	—
Property, plant and equipment, net:
Semiconductor and Solar Materials, net	83.2	325.3	1,298.6	(29.6)	1,677.5
Solar energy systems, net	—	49.2	590.0	100.8	740.0
Deferred tax assets, net	138.2	(27.7)	100.8	—	211.3
Restricted cash	—	0.2	19.8	—	20.0
Other assets	41.6	25.3	161.9	—	228.8
Goodwill	—	342.7	62.2	—	404.9
Intangible assets, net	—	46.9	3.2	—	50.1

Total assets	$2,512.6	$1,975.0	$3,740.8	$(2,931.0)	$5,297.4

Unaudited Condensed Consolidating Balance Sheet

June 30, 2011

(In millions, except per share data)

	MEMC, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$2.0	$8.7	$—	$10.7
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations	—	0.2	58.8	—	59.0
Accounts payable	19.8	81.2	507.4	—	608.4
Accrued liabilities	67.5	28.3	84.8	—	180.6
Contingent consideration related to acquisitions	—	46.0	5.0	—	51.0
Accrued wages and salaries	15.7	11.9	29.9	—	57.5
Deferred revenue for solar energy systems	—	5.8	22.0	—	27.8
Customer deposits	4.2	0.6	55.4	—	60.2
Intercompany (receivable) payable and short term notes	(411.9)	414.6	(2.7)	—	—
Income taxes payable	(16.1)	(4.5)	100.8	—	80.2

Total current liabilities	(320.8)	586.1	870.1	—	1,135.4
Long-term debt and capital lease obligations, less current portion	550.0	—	91.5	—	641.5
Long-term solar energy system financing and capital lease obligations, less current portion	—	1.9	691.3	—	693.2
Pension and post-employment liabilities	24.2	—	31.9	—	56.1
Deferred revenue for solar energy systems	—	1.0	111.7	—	112.7
Semiconductor and Solar Materials deferred revenue	—	—	52.7	—	52.7
Long-term intercompany note (receivable) payable	(163.1)	(24.6)	187.7	—	—
Other liabilities	44.5	5.5	129.4	—	179.4

Total liabilities	134.8	569.9	2,166.3	—	2,871.0

Total MEMC stockholders’ equity	2,377.8	1,405.1	1,525.9	(2,931.0)	2,377.8
Noncontrolling interests	—	—	48.6	—	48.6

Total stockholders’ equity	2,377.8	1,405.1	1,574.5	(2,931.0)	2,426.4

Total liabilities and stockholders’ equity	$2,512.6	$1,975.0	$3,740.8	$(2,931.0)	$5,297.4

Unaudited Condensed Consolidating Balance Sheet

December 31, 2010

(In millions, except per share data)

	MEMC, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$15.5	$7.2	$684.6	$—	$707.3
Restricted cash	10.7	0.5	32.6	—	43.8
Accounts receivable, net	87.5	8.0	200.5	—	296.0
Inventories	33.3	59.0	163.2	(40.9)	214.6
Solar energy systems held for development and sale	—	8.6	235.8	(6.9)	237.5
Income taxes receivable	16.7	17.4	1.5	—	35.6
Prepaid and other current assets	19.0	9.2	174.3	—	202.5

Total current assets	182.7	109.9	1,492.5	(47.8)	1,737.3
Investments	2.3	15.4	95.0	(2.4)	110.3
Investments in subsidiaries	1,758.8	911.5	—	(2,670.3)	—
Property, plant and equipment, net:
Semiconductor and Solar Materials, net	78.5	328.7	1,083.4	(24.7)	1,465.9
Solar energy systems, net	—	4.2	511.9	51.5	567.6
Deferred tax assets, net	138.1	(27.7)	28.9	—	139.3
Restricted cash	—	0.2	18.5	—	18.7
Other assets	25.2	19.9	132.5	—	177.6
Goodwill	—	342.7	—	—	342.7
Intangible assets, net	—	52.5	—	—	52.5

Total assets	$2,185.6	$1,757.3	$3,362.7	$(2.693.7)	$4,611.9

Unaudited Condensed Consolidating Balance Sheet

December 31, 2010

(In millions, except per share data)

	MEMC, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$2.8	$3.6	$—	$6.4
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations	—	0.3	65.4	—	65.7
Accounts payable	20.9	115.9	608.7	—	745.5
Accrued liabilities	44.9	39.3	81.2	—	165.4
Contingent consideration related to acquisitions	—	106.4	—	—	106.4
Accrued wages and salaries	15.6	9.3	25.5	—	50.4
Deferred revenue for solar energy systems	—	—	8.8	—	8.8
Customer deposits	0.1	0.6	92.2	—	92.9
Intercompany (receivable) payable and short-term notes	(93.9)	131.9	(38.0)	—	—
Income taxes payable	11.0	(14.0)	45.6	—	42.6

Total current liabilities	(1.4)	392.5	893.0	—	1,284.1
Long-term debt and capital lease obligations, less current portion	—	—	20.5	—	20.5
Long-term solar energy system financing and capital lease obligations, less current portion	—	3.9	586.2	—	590.1
Pension and post-employment liabilities	28.6	—	25.5	—	54.1
Deferred revenue for solar energy systems	—	0.7	74.3	—	75.0
Semiconductor and Solar Materials deferred revenue	—	—	115.2	—	115.2
Long-term intercompany note (receivable) payable	(125.2)	(23.6)	148.8	—	—
Other liabilities	31.9	2.8	142.6	—	177.3

Total liabilities	(66.1)	376.3	2,006.1	—	2,316.3

Total MEMC stockholders’ equity	2,251.7	1,381.0	1,312.7	(2,693.7)	2,251.7
Noncontrolling interests	—	—	43.9	—	43.9

Total stockholders’ equity	2,251.7	1,381.0	1,356.6	(2,693.7)	2,295.6

Total liabilities and stockholders’ equity	$2,185.6	$1,757.3	$3,362.7	$(2,693.7)	$4,611.9

Unaudited Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2011

(In millions, except per share data)

	MEMC, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(332.3)	24.2	183.5	98.2	$(26.4)

Cash flows from investing activities:
Purchases of cost and equity method investments	(0.5)	(5.0)	(43.8)	—	(49.3)
Capital expenditures	(14.4)	(16.0)	(277.7)	—	(308.1)
Construction of solar energy systems	—	—	(122.5)	(104.2)	(226.7)
Restricted cash	—	—	(15.9)	—	(15.9)
Proceeds from sale of property, plant and equipment	—	—	37.1	—	37.1
Cash paid for acquisition, net of cash acquired	—	(28.7)		—	(28.7)
Payments to vendors for deposits and loans	—	(14.4)	(4.4)	—	(18.8)
Equity infusions or investments in subsidiaries	—	—	—	—	—
Proceeds from return of equity method investments	—	13.7	—	—	13.7
Other	1.0	0.4	(8.0)	6.0	(0.6)

Net cash used in investing activities	(13.9)	(50.0)	(435.2)	(98.2)	(597.3)

Cash flows from financing activities:
Senior notes issuance	550.0	—	—	—	550.0
Net repayments of customer deposits related to long-term supply agreements	—	(0.9)	(50.3)	—	(51.2)
Cash paid for SunEdison acquisition contingent consideration	—	(50.2)	—	—	(50.2)
Collection on (repayments of) intercompany debt	11.2	88.9	(100.1)	—	—
Principal payments on long term debt	—	—	(1.8)	—	(1.8)
Proceeds from financing obligations	—	—	217.6	—	217.6
Repayments of financing and capital lease obligations	—	(1.8)	(65.1)	—	(66.9)
Common stock repurchased	(2.7)	—	—	—	(2.7)
Return of investment and dividends to noncontrolling interest	—	—	(15.2)	—	(15.2)
Debt financing fees	(18.0)	—	(5.4)	—	(23.4)

Net cash provided by (used in) financing activities	540.5	36.0	(20.3)	—	556.2

Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	12.2	—	12.1

Net increase (decrease) in cash and cash equivalents	194.3	10.1	(259.8)	—	(55.4)
Cash and cash equivalents at beginning of period	15.5	7.2	684.6	—	707.3

Cash and cash equivalents at end of period	$209.8	$17.3	$424.8	$—	$651.9

Unaudited Condensed Consolidating Statement of Cash Flows

For the six months ended June 30, 2010

(In millions, except per share data)

	MEMC, Inc	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$15.4	$(2.0)	$(83.7)	$79.0	$8.7

Cash flows from investing activities:
Proceeds from sale and maturities of investments	—	—	146.8	—	146.8
Capital expenditures	(11.0)	(13.2)	(116.9)	—	(141.1)
Construction of solar energy systems	—	(1.3)	(24.1)	(86.3)	(111.7)
Purchases of cost and equity method investments	—	—	(10.0)	—	(10.0)
Payments to vendors for deposits and loans	—	—	(28.0)	—	(28.0)
Proceeds from return of equity method investments	77.6	—	—	—	77.6
Cash received from net investment hedge	18.5	—	—	—	18.5
Equity infusions or investments in subsidiaries	1.1	0.9	(2.0)	—	—
Restricted cash	—	(0.3)	6.3	—	6.0
Other	8.6	0.7	(13.9)	7.3	2.7

Net cash provided by (used in) investing activities	94.8	(13.2)	(41.8)	(79.0)	(39.2)

Cash flows from financing activities:
Net repayments of customer deposits related to long-term supply agreements	—	—	(27.7)	—	(27.7)
(Repayments of) collections on intercompany debt	(15.4)	(16.6)	32.0	—	(0.0)
Principal payments on long-term debt	—	—	(3.0)	—	(3.0)
Proceeds from financing obligations	—	—	106.6	—	106.6
Repayments of financing and capital lease obligations	—	(1.1)	(14.7)	—	(15.8)
Proceeds from noncontrolling interests	—	—	9.7	—	9.7
Common stock repurchased	(0.3)	—	—	—	(0.3)
Debt financing fees	(0.1)	—	(8.9)	—	(9.0)

Net cash (used in) provided by financing activities	(15.8)	(17.7)	94.0	—	60.5

Effect of exchange rate changes on cash and cash equivalents	(0.1)	—	(9.6)	—	(9.7)

Net increase (decrease) in cash and cash equivalents	94.3	(32.9)	(41.1)	—	20.3
Cash and cash equivalents at beginning of period	105.9	49.7	477.1	—	632.7

Cash and cash equivalents at end of period	$200.2	$16.8	$436.0	$—	$653.0

(19) Subsequent Events

On August 3, 2011, MEMC reached a definitive agreement to acquire privately held Fotowatio Renewable Ventures, Inc. (“FRV U.S.”), a developer of solar power projects. MEMC will pay at closing approximately $112.0 million, plus the assumption and repayment of approximately $1.9 million in intercompany loans and approximately $21.0 million in intercompany capital contributions. The final purchase price is subject to adjustment based on the actual amount of intercompany loans and capital contributions at closing. The agreement also includes an earn-out provision of up to $103.6 million should FRV U.S. achieve certain performance targets which may affect the GAAP purchase price. The acquisition is expected to close in the third or fourth quarter of 2011, subject to customary closing conditions, including the receipt of regulatory approvals.

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

OVERVIEW

Semiconductor Materials Segment

In our Semiconductor Materials segment, the Utsunomiya, Japan facility resumed limited shipments of its 300mm products and resumed production on qualified process tools in early April 2011, while continuing to inspect, qualify and ramp additional equipment. This facility had been affected by the 9.0 magnitude earthquake that occurred on March 11, 2011. Production yield on operating tools is now comparable to pre-earthquake levels, raw material availability has been good, and power availability is stable. Pre-earthquake 300mm production levels in the facility were achieved by May 2, 2011. The facility’s small volume of 200mm wafer capacity, previously scheduled to be moved to our Ipoh, Malaysia site during the third quarter of 2011, is now in the process of being moved ahead of the original schedule. A majority of the customers of the facility are not in Japan and did not have their operations directly affected.

Solar Materials Segment

During the second quarter of 2011, the Solar Materials segment saw significant declines in the average selling price per wafer. We also experienced reduced volumes in the three month period ending June 30, 2011 as compared to the three month period ending March 31, 2011. This has caused considerable pressure on our revenue and gross profit during the three month period ending June 30, 2011 as well as our year to date performance in this segment. In response to these adverse changes in the operating environment for this segment, we have been assessing our current long-term wafer supply and take-or-pay agreements with our customers and suppliers and taking actions where appropriate. While we believe prices have stabilized in the third quarter, we do not expect prices to return to previous levels.

As part of our response to the changes in the operating environment, we terminated our wafer supply agreement with Suntech Power Holdings, Co., Ltd. (“Suntech”) on June 30, 2011. Under the terms of the Suntech supply agreement, which was originally signed in July 2006, MEMC was to supply solar wafers to Suntech over a 10-year period, with pre-determined pricing, on a take-or-pay basis. Suntech has agreed to fulfill its contractual take-or-pay commitment to MEMC for $120.0 million for product delivered and to be delivered by MEMC. The consideration was comprised of the retention by MEMC of $53.0 million of cash previously deposited by Suntech under the supply agreement and currently held by MEMC, and a commitment to pay $67.0 million in four equal installments in July 2011, October 2011, January 2012, and April 2012. MEMC received the first payment in July 2011. Suntech has also committed to establish an irrevocable letter of credit for the benefit of MEMC for the remaining three payments. The letter of credit is to have no drawing conditions other than the passage of time. MEMC has retained the Suntech warrant originally issued to MEMC in July 2006, which had a related unamortized balance recorded in deferred revenues of $56.4 million prior to the resolution of the long-term solar wafer supply agreement. These actions resulted in the recognition of $149.4 million in revenue during the second quarter. We expect that we will continue to sell solar wafers to Suntech through the remainder of 2011; however, there are no contractual requirements thereafter. We continue to diversify and expand our portfolio of solar wafer customers as well as our internal consumption of solar wafers for our SunEdison business.

In addition, based on our future forecasted needs from our suppliers of certain raw materials, we have determined we will no longer purchase to the full extent under the contracts for certain of our take-or-pay supply agreements. During the second quarter of 2011, we recorded a $52.4 million charge to cost of goods sold related to the estimated probable shortfall to our purchase obligations associated with these take-or-pay agreements. We have estimated these losses based on our forecast needs for these raw materials given information currently available. The extent of these losses could materially change based on actual requirements in the future. It is possible that there may be additional losses in the future which could be material; however, such amounts are not reasonably estimable at this time. We had entered into foreign currency forwards to hedge against the fluctuation of foreign currencies related to these future purchases. These currency forwards have been liquidated in third quarter. Because it is no longer probable that we will execute these foreign currency denominated transactions, we have also recorded a gain on hedges of $14.2 million to other income during the second quarter.

During the first quarter of 2011, we initiated solar wafer manufacturing at our facility in Kuching, Malaysia. Production at the Kuching facility will continue to ramp during 2011, which we expect will lessen our dependence on third party wafer manufacturers. We continue to experience unfavorable production variances due to the plant’s continued ramp and recorded charges of approximately $14.2 million in the quarter ended June 30, 2011 primarily related to these low volumes.

Solar Energy Segment (SunEdison)

Our SunEdison segment recognized direct sales of seven projects totaling 23.4 megawatts (“MW”), of which five projects totaling 22.6MW were sold in Europe. SunEdison also entered into new master lease agreements and completed sale-leaseback transactions under new and existing agreements totaling 3.9MW in the United States during the second quarter. SunEdison continues to see softening in demand in Europe primarily due to recent feed-in-tariff reductions in several European countries.

As of June 30, 2011, the Solar Energy segment had a project pipeline of approximately 2.5 gigawatts, which includes projects under construction totaling 160MW. The increase in pipeline from the first quarter of 2011, which partly came from acquisitions, is largely driven by utility scale projects in the United States and emerging Asian markets. Given shifts in governmental policies and economic conditions, we have continued to diversify our pipeline with a majority of new pipeline in developed North America markets and an increased proportion in promising emerging markets. A solar energy system project will be classified as “pipeline” where SunEdison has a signed or awarded power purchase agreement (PPA) or other energy off-take agreement or has achieved each of the following three items: site control, an identified interconnection point with an estimate of the interconnection costs, and an executed energy off-take agreement or the determination that there is a reasonable likelihood that an energy off-take agreement will be signed. “Under construction” refers to projects within pipeline, in various stages of completion, which are not yet operational.

RESULTS OF OPERATIONS

Net sales by segment in the three and six months ended June 30, 2011 and June 30, 2010 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2011	2010	2011	2010
Dollars in millions
Semiconductor Materials	$275.3	$249.6	$526.8	$468.9
Solar Materials	323.1	168.0	649.4	325.7
Solar Energy	147.2	30.7	305.3	91.4

Total Net Sales	$745.6	$448.3	$1,481.5	$886.0

Semiconductor Materials Segment Net Sales

The increase in Semiconductor Materials net sales in the second quarter of 2011 compared to the prior year was the result of price increases of $15.5 million, volume increases of $7.6 million and improved product mix of $2.4 million. Price increases occurred across all wafer diameters while the volume increase was primarily in 200mm and 300mm wafers. The increase in net sales during the year to date period was principally due to price increases of $44.2 million. Sales volumes were negatively impacted in the six months ended June 30, 2011 due to the earthquake in Japan. Our semiconductor wafer average selling prices in the three and six months ended June 30, 2011 were approximately 7% and 11% higher, respectively, than the semiconductor wafer average selling prices for the same periods in 2010.

Solar Materials Segment Net Sales

The increase in Solar Materials net sales in the second quarter of 2011 of $155.1 million compared to the prior year was primarily due to the recognition of $149.4 million of revenue from the Suntech supply contract resolution. Excluding this item, revenues year over year were relatively flat as increased volumes were offset by price declines. For the year to date period, the increase in net sales was attributable to the Suntech contract resolution and increases in wafer volumes of $141.5 million of which $120.5 million occurred in the first quarter of 2011 prior to the downturn in the market. Our solar wafer average selling prices in the three and six months ended

June 30, 2011 were approximately 13.9% lower and 1.2% higher, respectively, than the solar wafer average selling prices for the same periods in 2010.

Solar Energy Segment (SunEdison) Net Sales

The increase in Solar Energy net sales in the second quarter of 2011 was primarily the result of the sale of seven solar energy systems totaling 23.4 megawatts during the second quarter of 2011, compared to three sales totaling three megawatts during the second quarter of 2010. Net sales for the second quarter of 2011 also included revenues of $21.7 million from energy production as compared to $14.1 million in the second quarter of 2010.

Solar Energy segment net sales do not include financing sale leasebacks with contract sales values of $23.0 million in the second quarter of 2011 and $8.0 million in the second quarter of 2010, which transactions result in the retention of assets on our balance sheet along with the related non-recourse debt. See “Critical Accounting Policies” within our 2010 annual report on Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit	2011	2010	2011	2010
Dollars in millions
Cost of Goods Sold	$564.5	$371.4	$1,186.4	$749.8
Gross Profit	181.1	76.9	295.1	136.2
Gross Margin Percentage	24.3%	17.2%	19.9%	15.4%

The increase in our gross profit dollars and gross margin percentage for the quarter and year-to-date periods ended June 30, 2011 was primarily the result of the $149.4 million in revenue recognized from the Suntech agreement to fulfill their obligation to the long-term supply agreement. This was partially offset by the $52.4 million charge recorded to cost of goods sold related to the estimated probable shortfall to our purchase obligations associated with take-or-pay agreements in the Solar Materials segment. The additional increases in the gross profit dollars and gross margin percentage for the year-to-date periods ended June 30, 2011 were the result of Solar Materials volume increases and Semiconductor Materials volume and price increases, which were partially offset by the $15.8 million in charges taken in first and second quarter related to the Japan earthquake as well as the previously mentioned solar wafer charges due to lower production volumes in our Solar Materials segment. We expect gross profit in the near term to improve due to the curtailment of unfavorable earthquake related charges. However, gross profit in the near term will be unfavorably impacted due to recent declines in selling prices.

	Three Months Ended June 30,		Six Months Ended June 30,
Marketing and Administration	2011	2010	2011	2010
Dollars in millions
Marketing and Administration	$94.0	$72.6	$187.0	$134.8
As a Percentage of Net Sales	12.6%	16.2%	12.6%	15.2%

The increase in marketing and administration expenses for the three and six months ended June 30, 2011 resulted from the increase in SunEdison costs of $19.0 million and $29.3 million, respectively, related to the continued investment in staffing, infrastructure and project development to support continued investment in the growth of that business. The increase in the six month period was also due to charges of $13.1 million in the first quarter of 2011 related to net legal verdicts and settlements. The increase in the three months ended June 30, 2011 also relates to $7.0 million of incremental costs incurred as a consequence of the Japan earthquake that were expensed as incurred, which was offset by the favorable fair value adjustment on the Solaicx contingent consideration of $7.0 million. The remaining increase in the six months ended June 30, 2011 relates to employee costs and professional services as a result of the increase in Corporate and Solar Materials segments’ overhead.

	Three Months Ended June 30,		Six Months Ended June 30,
Research and Development	2011	2010	2011	2010
Dollars in millions
Research and Development	$21.8	$11.5	$42.8	$22.6
As a Percentage of Net Sales	2.9%	2.6%	2.9%	2.6%

R&D expenses consist mainly of product and process development efforts to increase our capabilities in each of our business units. The increases in R&D expenses for the quarter and year-to-date periods ended June 30, 2011 compared to the same period in the prior year are due to new efforts for emerging technologies included primarily in the Solar Materials segment. Overall R&D expenses have increased slightly as a percentage of net sales.

	Three Months Ended June 30,		Six Months Ended June 30,
Restructuring Costs	2011	2010	2011	2010
Dollars in millions
Restructuring and Impairment Charges	$13.6	$1.4	$13.8	$2.7
As a Percentage of Net Sales	1.8%	0.3%	0.9%	0.3%

During June 2011, MEMC committed to actions to reduce overall manufacturing costs across its global sites as well as realign certain general and administrative expenses due to various industry and customer specific developments (“2011 Global Plan”). These actions include relocating certain operations as well as reductions in headcount. During the quarter ended June 30, 2011, we recorded $6.8 million and $3.2 million in restructuring and impairment charges, respectively, for our 2011 Global Plan, which did not occur in the prior year. The remaining charges relate to the 2009 Global Plan (see Note 2, Restructuring and Impairment Charges, above), including $2.9 million of contract termination costs in the second quarter of 2011, which did not occur in the same 2010 period.

	Three Months Ended June 30,		Six Months Ended June 30,
Insurance Recovery	2011	2010	2011	2010
Dollars in millions
Insurance Recovery	$—	$(11.9)	$—	$(11.9)
As a Percentage of Net Sales	—	2.7%	—	1.3%

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

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income (Loss)	2011	2010	2011	2010
Dollars in millions
Semiconductor Materials	$3.4	$24.3	$11.8	$16.4
Solar Materials	89.2	19.1	128.6	31.3
Solar Energy	(8.4)	(4.4)	(15.0)	2.4
Corporate and other	(32.5)	(35.7)	(73.9)	(62.1)

Total Operating Income (Loss)	$51.7	$3.3	$51.5	$(12.0)

During the three months ended June 30, 2011, our consolidated operating income of approximately $51.7 million represented an improvement of $48.4 million from the comparable period in 2010. Our operating income of $51.5 million for the six months ended June 30, 2011 was an improvement of $63.5 million compared with the same period in the prior year. These improvements were the net results of the changes in gross profit dollars and operating costs discussed above.

Semiconductor Materials Segment

The decrease in our Semiconductor Materials operating income from $24.3 million in the second quarter of 2010 to $3.4 million in the second quarter of 2011 was the result of $14.2 million of unabsorbed production costs and incremental costs incurred as a consequence of the Japan earthquake and increased restructuring expenses of $6.7 million, primarily under the 2011 Global Plan. Operating margin was also unfavorably impacted due to lost sales during the period the Japan plant was not operational. The decrease in operating income for the six months ended June 30, 2011, when compared to the same period in 2010, was the result of Japan earthquake charges of $23.5 million and increased restructuring expenses of $5.6 million. These operating income decreases were offset by price and volume increases.

Solar Materials Segment

The increase in our Solar Materials operating income from $19.1 million in the second quarter of 2010 to $89.2 million in the second quarter of 2011 was the result of the Suntech contract resolution revenue of $149.4 million, offset by the recognized take-or-pay obligations for our long-term raw material purchase agreements of $52.4 million. Without the net effects of the Suntech contract resolution and the recognized take-or-pay obligations, this segment would have experienced an operating loss primarily due to recent decreases in average selling price per wafer, slightly offset by volume increases. The year-to-date increases were caused solely by the Suntech contract resolution revenues and the offsetting take-or-pay obligations related to our long-term supply agreements.

Solar Energy Segment (SunEdison)

Our Solar Energy segment had an operating loss of $8.4 million in the second quarter of 2011 compared to a loss of $4.4 million for the second quarter of 2010. The Solar Energy segment’s operating results are highly dependent upon the timing of system sales and revenue recognition requirements related to the terms of sales agreements and type of project finance method utilized, as well as completed and uncompleted projects. Revenue and income recognition in any given period may differ due to the timing of installation, related expenditures, system warranty and indemnity provisions and the type of financing obtained. The operating loss for the second quarter of 2011 was attributable in part to the timing of revenue and profit recognition on direct sale projects for which we received the full contract price, but were unable to record that amount as revenue and margin recognition pursuant to applicable real estate sales accounting requirements. Because of certain production and uptime guarantees, $13.3 million of the total cash proceeds from these sales was deferred and will be recognized as revenue and margin at a later date, net of actual costs, if any, for the guarantees.

Corporate and other

Corporate and other expenses are mainly comprised of substantially all of our stock compensation expense, general corporate marketing and administration costs, research and development administration costs, legal and tax professional services and related costs, salary and other personnel costs, and other items not reflected in the segments. Corporate and other expenses remained consistent in the second quarter of 2011 compared to the second quarter of 2010. The increase of $11.8 million for the year-to-date period ending June 30, 2011, when compared to the same period as the prior year, was primarily due to a charge of $13.1 million related to net legal proceeding verdicts and settlements within the 2011 first quarter. The legal expense recorded to Corporate related to activities and business decisions of the corporate operations.

	Three Months Ended June 30,		Six Months Ended June 30,
Non-operating Expense (Income)	2011	2010	2011	2010
Dollars in millions
Interest expense	$21.2	$6.0	$30.2	$18.1
Interest income	(0.9)	(1.8)	(1.8)	(4.1)
Decline in fair value of warrant	1.9	6.8	0.3	12.1
Other, net	(17.2)	(7.0)	(17.6)	(6.4)

Total Non-operating Expense	$5.0	$4.0	$11.1	$19.7

During the three months ended June 30, 2011, we incurred interest expense of $10.7 million related to the issuance of our 2019 Notes during the first quarter of 2011, as discussed in Liquidity and Capital Resources below. The remaining interest expense relates primarily to debt and capital leases for solar energy systems. For the three months ended June 30, 2011 and June 30, 2010, we recorded $7.1 million, net of capitalized interest of $1.4 million, and $5.0 million of interest expense, respectively, to the Solar Energy Segment. For the six months ended June 30, 2011 and June 30, 2010, we recorded $12.2 million, net of capitalized interest of $2.4 million, and $16.0 million of interest expense, respectively, to the Solar Energy Segment. Of the $16.0 million recorded in the Solar Energy segment in 2010, $6.6 million relates to deferred financing fees that were charged to interest expense when previously incurred solar energy system debt was transferred to the buyer upon sale of the system.

The change in fair value of warrant represents the mark-to-market adjustment for a warrant received from a customer, Suntech. We recorded a decrease in the estimated fair value of the warrant of $1.9 million in the second quarter of 2011 compared to a decrease in fair value of $6.8 million in the same period of 2010. The change in the estimated fair value of the warrant is primarily driven by the change in the price of Suntech’s ordinary shares, which had a price per share of $7.87 and $8.01 at June 30, 2011 and December 31, 2010, respectively.

The increase in other, net for the quarter and year-to-date periods ended June 30, 2011, was primarily the result of a gain on Euro based forward contracts of $14.2 million. The increase also related to a gain of $2.9 million from the sale of SunEdison’s 9.9% interest in our partnership with First Reserve.

	Three Months Ended June 30,		Six Months Ended June 30,
Income Taxes	2011	2010	2011	2010
Dollars in millions
Income Tax Expense (Benefit)	$0.9	$(16.1)	$(13.4)	$(30.7)
Income Tax Rate as a % of Income before Income Taxes	1.9%	2,300.0%	(33.2%)	96.8%

During the three months ended June 30, 2011, we recorded an income tax expense of $0.9 million and an effective tax rate of 1.9% compared to an income tax benefit of $16.1 million and an effective tax rate of 2,300.0% for the three months ended June 30, 2010. The income tax expense for the second quarter of 2011 is primarily attributed to a deferred taxable loss in the U.S. and reduction of our valuation allowance offset by taxable income in lower rate jurisdictions. We recorded a tax benefit on the U.S. tax loss because there is sufficient taxable income in foreseeable future periods to absorb the loss.

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

We believe our tax positions are in compliance with applicable tax laws and regulations. We routinely review our estimates for uncertain tax positions. There is risk, however, that the amounts ultimately settled upon resolution of the audit could be materially different from the amounts previously included in our tax liabilities and, therefore, could have a material impact on our tax provision, net income, tax liabilities and cash flows.

	Three Months Ended June 30,		Six Months Ended June 30,
Equity in Earnings of Joint Venture, Net of Tax	2011	2010	2011	2010
Dollars in millions
Equity in earnings of joint venture, net of tax	$2.0	$—	$3.3	$7.3

For the three months ended June 30, 2011, the equity in earnings of joint venture, net of tax of $2.0 million, relates to our Zhenjiang Huantai joint venture. The decrease in equity in earnings of joint venture, net of tax for the six months ended June, 2011 compared to the same period in the prior year was due to the winddown of our joint venture with Q-Cells SE (“Q-Cells”) in late 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
Net income attributable to noncontrolling interests	2011	2010	2011	2010
Dollars in millions
Net income attributable to noncontrolling interests	$(0.5)	$(1.6)	$(14.3)	$(2.1)

For the six months ended June 30, 2011, the net income attributable to noncontrolling interests of $14.3 million primarily related to the profits paid to the partners of certain solar energy systems of $13.8 million in the first quarter of 2011, which did not occur in the same period in the prior year.

FINANCIAL CONDITION

Cash and cash equivalents decreased $55.4 million from $707.3 million at December 31, 2010 to $651.9 million at June 30, 2011. See additional discussion in Liquidity and Capital Resources below.

Our inventories increased $120.8 million to $335.4 million at June 30, 2011 from $214.6 million at December 31, 2010. Inventories primarily increased as a result of building solar wafer inventories and to a lesser extent, an increase in module inventory for solar energy system projects which are expected to be constructed over the next three to nine months. The remaining increases are a result of the continued ramp of Solaicx and our solar wafer plant in Kuching, Malaysia.

Prepaid, deposits and other current assets increased from $202.5 million at December 31, 2010 to $269.2 million at June 30, 2011. This increase was mainly attributed to the receivable of $67.0 million due from Suntech as part of the contract resolution.

Long-term investments of $145.2 million at June 30, 2011 increased $34.9 million from $110.3 million at December 31, 2010. The increase was largely due to our additional investment of $17.8 million in the Zhenjiang Huantai joint venture and our investment in the Samsung Fine Chemicals joint venture of $13.8 million.

Our net property, plant and equipment, including our consolidated VIEs, increased $384.0 million to $2,417.5 million at June 30, 2011 from $2,033.5 million at December 31, 2010. This increase was primarily due to capital expenditures of $308.1 million and the construction of solar energy systems of $226.7 million that we expect will be financing sale-leasebacks or held systems which will remain as property, plant and equipment and will generate electricity revenues in the future. Of the total capital expenditures, $102.1 million relates to payments made for prior year expenditures that were in accounts payable as of December 31, 2010. The remaining capital expenditures related to expansions at our plants in Merano, Italy; Pasadena, Texas; and Hsinchu, Taiwan, as well as the construction of our plant in Kuching, Malaysia. These increases were partially offset by depreciation expense of $104.6 million, with the remaining difference due to the capitalization of leased assets of $76.9 million in the second quarter of 2011 and foreign currency changes. Included in property, plant and equipment is $99.9 million in net capital leases related to the Solar Energy segment at June 30, 2011.

Our net deferred tax assets totaled $245.4 million at June 30, 2011 compared to $172.7 million at December 31, 2010. The increase of $72.7 million in net deferred tax assets is primarily attributed to a future tax benefit of $53.0 million associated with deferred revenues of a certain subsidiary, a reduction of a valuation allowance of $7.2 million and other worldwide future tax benefits of $23.5 million, offset by a tax expense of $11.0 million associated with a planned remittance of the undistributed earnings of one of our foreign wholly owned subsidiaries to the United States in the foreseeable future.

Other assets increased $51.2 million to $228.8 million at June 30, 2011 from $177.6 million at December 31, 2010. The increase was related to an increase in debt issuance costs that were deferred as part of the 2019 Notes offering and the amended and restated Corporate Credit Facility totaling $16.5 million. In addition, the increase related to a long-term note receivable of $23.6 million provided to a third party.

Goodwill increased from $342.7 million at December 31, 2010 to $404.9 million at June 30, 2011. This increase was attributable to the acquisitions made by SunEdison in the first and second quarters of 2011, which increased goodwill by $62.2 million. We anticipate reclassifying a portion of the recorded amount of goodwill to intangible assets upon completion of intangible asset valuations.

As of June 30, 2011, MEMC had consolidated goodwill of $404.9 million of which $348.5 and $56.4 million is recorded in the Solar Energy reporting unit and Solar Materials reporting unit, respectively. We evaluate goodwill for impairment on an annual basis on the first day of December each fiscal year, as well as whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. During the interim period ended June 30, 2011, we evaluated whether events or changes in circumstances occurred which would require a detailed test of goodwill for impairment as of an interim date. As of June 30, 2011, MEMC had a net book value of approximately $2.4 billion and a market capitalization on our common stock of approximately $2.0 billion. During the last month of June 2011 and continuing through July 2011, we have observed a strong correlation between the decline in our market capitalization and the decline in pricing in the solar wafer market. We evaluated the following items, among others, in determining whether there was sufficient evidence of material events or changes in circumstances requiring a detailed test of goodwill impairment as of an interim date: the impact of solar wafer price declines on our raw material costs for our Solar Energy reporting unit; advanced materials technologies at our Solar Materials reporting unit; the financial performance of each reporting unit in fiscal year 2011 to date; and our internal forecast data. Based on the above, we did not believe a detailed test of goodwill impairment was required as of June 30, 2011.

If the current economic conditions or market capitalization of MEMC common stock further declines, impairments to one or more reporting units could occur in future periods and could have a material adverse effect on our financial results. The Company will continue to monitor the recoverability of the carrying value of its goodwill and other long-lived assets.

Long-term debt, short-term debt and capital leases, including our consolidated VIEs, increased to $1,404.4million at June 30, 2011 from $682.7 million at December 31, 2010. This increase of $721.7 million was primarily related to the issuance of $550 million of 2019 Notes on March 10, 2011. The remaining increase was related to solar energy system financing on our financing sale-leaseback transactions that occurred in 2011 and a lease executed in 2008 which was capitalized during the second quarter of 2011 for $77.6 million.

Accounts payable of $745.5 million at December 31, 2010 decreased $137.1 million to $608.4 million at June 30, 2011. Accounts payable decreased primarily due to the payments made on the construction of a large Italian solar energy system that was sold in the fourth quarter of 2010.

Contingent consideration related to acquisitions decreased $55.4 million to $51.0 million at June 30, 2011, from $106.4 million at December 31, 2010. The decrease was mainly the result of the settlement of the SunEdison contingent consideration through a combination of cash and the issuance of MEMC shares of $80.2 million, which was partially offset by the contingent consideration of $31.0 million accrued as part of the acquisitions made by SunEdison during the first and second quarter of 2011.

Short-term customer deposits of $92.9 million as of December 31, 2010 decreased $32.7 million to $60.2 million at June 30, 2011. The decrease in short-term customer deposits relates to the release of $30.3 million of short-term deposit as part of the Suntech long term agreement resolution.

Semiconductor and Solar Materials deferred revenue decreased $62.5 million to $52.7 million as of June 30, 2011, from $115.2 million at December 31, 2010. The decrease was the result of the recognition of revenue under the Suntech long term agreement resolution.

Short-term and long-term deferred revenue for solar energy systems increased $56.7 million to $140.5 million at June 30, 2011, from $83.8 million at December 31, 2010. The increase was caused by direct sales of solar energy systems in 2011, which defer profits for certain production and uptime guarantees and will be recognized at a later date. In particular, the direct sale of a 20.4MW solar energy system in Italy in the first quarter of 2011, contributed to $14.3 million of the increase.

The change in accumulated other comprehensive income from $34.1 million at December 31, 2010 to $74.8 million at June 30, 2011 is due primarily to the net translation adjustments recorded as a result of translating to U.S. Dollars the financial statements of our foreign subsidiaries with functional currencies in Euro. In addition, the increase relates to the cash flow hedges that were at a loss position at December 31, 2010 of $8.6 million and were no longer being accounted for under hedge accounting. These hedges were reclassified from accumulated other comprehensive income into earnings during the second quarter of 2011.

LIQUIDITY AND CAPITAL RESOURCES

In the six months ended June 30, 2011, cash used in operating activities was $26.4 million compared to $8.7 million provided by operating activities in the six months ended June 30, 2010. This increase in cash used by operating activities can be attributed to cash outflows from a decline in accounts payable and overall increase in working capital. These outflows were partially offset by inflows from sales of solar energy systems as well as receipts on accounts receivable.

Cash used in investing activities increased to $597.3 million in the six months ended June 30, 2011 compared to $39.2 million used in the six months ended June 30, 2010, primarily as a result of the construction of solar energy systems held on our balance sheet and other capital expenditures. Capital expenditures in the second quarter of 2011 primarily relate to increasing our polysilicon and 300 millimeter capacity, expanding capability for our next generation products in the Semiconductor Materials segment and the construction of our solar wafer manufacturing facility in Kuching, Malaysia. Capital expenditures are expected to continue trending down through the remainder of 2011.

Cash provided by financing activities was $556.2 million in the six months ended June 30, 2011 compared to $60.5 million in the six months ended June 30, 2010. The change in cash provided by financing activities was mainly due to the 2019 Notes described below. There were also net proceeds from solar energy systems financing of $150.7 million. These increases were offset by payments made to noncontrolling interest, as well as debt issuance costs on the 2019 Notes and cash paid in connection with the SunEdison acquisition contingent consideration.

MEMC’s Solar Energy business will require continued access to capital to fund projected growth. During the construction phase of solar energy systems, MEMC typically provides short-term financial support to a project company to fund engineering, procurement and installation cost. Once complete, MEMC either directly sells the project to a third party or obtains more permanent capital on behalf of the project company through debt, sale leaseback, or other financing structures that will typically be secured by the energy producing assets of the project and projected cash flows from energy sale.

The total capital necessary will be driven primarily by the amount of megawatts of energy producing assets installed and interconnected. Our development and construction of solar energy systems are funded primarily through operating cash flows, non-recourse project finance, and our revolving credit facilities. MEMC expects ongoing efforts to secure more capital, including sources of non-recourse construction financing and non-recourse project capital, to generate sufficient resources to support growth. The rate of growth of the Solar Energy segment may be limited by capital access. In the first half of 2011, we raised approximately $218 million of project finance related to our solar energy projects. We anticipate incremental cash needs associated with project finance markets for the second half of 2011 to range from $800 million to $1.1 billion. This range depends on the amount of megawatts ultimately installed and interconnected in 2011.

On August 3, 2011, MEMC reached a definitive agreement to acquire privately held Fotowatio Renewable Ventures, Inc. (“FRV U.S.”), a developer of solar power projects. MEMC will pay at closing approximately $112.0 million, plus the assumption and repayment of approximately $1.9 million in intercompany loans and approximately $21.0 million in intercompany capital contributions. The final purchase price is subject to adjustment based on the actual amount of intercompany loans and capital contributions at closing. The agreement also includes an earn-out provision of up to $103.6 million should FRV U.S. achieve certain performance targets which may affect the GAAP purchase price. The acquisition is expected to close in the third or fourth quarter of 2011, subject to customary closing conditions, including the receipt of regulatory approvals. This acquisition will be funded from our general working capital.

We believe that, based on our current cash and cash equivalents of approximately $651.9 million at June 30, 2011, expected operating cash flows, and the likelihood we will have access to project finance markets, we have the financial resources needed to meet business requirements for at least the next 12 months, including capital expenditures and working capital requirements. In the event we are unable to access project finance markets, we believe we will be able to adjust our operating plans to execute our business plans for at least the next 12 months.

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

Senior Notes

On March 10, 2011, we issued $550.0 million of 7.75 % Senior Notes due April 1, 2019 (the “2019 Notes”). We incurred $13.8 million in debt issuance costs, which is amortized into the statement of operations over the eight year term. The 2019 Notes were sold at a price equal to 100% of the principal amount thereof. The interest on the 2019 Notes is payable semi-annually, in cash in arrears, on April 1 and October 1, commencing October 1, 2011. We may redeem the 2019 Notes at our option, in whole or in part, at any time on or after April 1, 2014, upon not less than 30 nor more than 60 days’ notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below.

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

The indenture governing the 2019 Notes contains covenants that limit our and certain subsidiaries’ ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make certain restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to issue dividends, (v) to make other payments affecting restricted subsidiaries, (vi) to engage in certain transactions with affiliates, and (vii) to merge, consolidate or sell substantially all of our assets. These covenants are subject to a number of qualifications and limitations, and in certain situations, a cross default provision. As of June 30, 2011, we were in compliance with all covenants contained within the indenture governing the 2019 Notes.

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

Finance and Capital Lease Obligations

We have short-term committed financing arrangements renewable annually of approximately $59.0 million at June 30, 2011, of which there were no short-term borrowings outstanding at June 30, 2011. Of the $59.0 million committed short-term financing arrangements, $37.8 million is unavailable because of the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

We have additional long-term committed financing arrangements of approximately $1,003.0 million at June 30, 2011, of which $572.3 million is outstanding. Of the $1,003.0 million committed long-term financing arrangements, $125.1 million is unavailable because it relates to the issuance of third party letters of credit. We pay commitment fees of up to 1.0% on the committed loan agreements. Our weighted average cost of borrowing was 6.0% at June 30, 2011 and 3.6% at December 31, 2010.

Our solar energy systems for which we have short-term debt, capital lease and finance obligations are included in separate legal entities. The short-term debt, capital lease and finance obligations of $29.0 million, $118.2 million and $605.0 million, respectively, except for $36.6 million of finance obligations, have recourse to those separate legal entities but no recourse to MEMC or the SunEdison parent under the terms of the applicable agreements. The recourse finance obligations above are collateralized by the related solar energy system assets. These obligations may also include limited guarantees by MEMC or the SunEdison parent related to operations, maintenance and certain indemnities.

These solar energy system obligations generally were provided under master lease agreements, which agreements provided financing for solar energy systems that met pre-established master lease criteria. On March 31, 2011, one of SunEdison’s project subsidiaries signed and executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $120.0 million, of which $112.6 million is available as of June 30, 2011. The specified rental payments will be based on projected cash flows that the solar energy systems will generate. As of June 30, 2011, MEMC has approximately $124.4 million of potential financing available for future solar energy systems under three such master lease agreements, subject to acceptance of specific systems by the master lease trustee.

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

Interest on borrowings under the Corporate Credit Facility will be based on either, at our election, LIBOR plus an initial applicable margin of 2.75% or at a defined prime rate plus an initial applicable margin of 1.75%. The amended facility also provides for the Company to pay various fees, including a commitment fee of 0.50% on the lenders’ unused commitments. The amended facility contains covenants which are typical for credit arrangements of this size, including covenants relating to a consolidated interest charge ratio, consolidated leverage ratio and a minimum liquidity ratio. There is also a cross default provision which may be triggered in certain situations.

As part of the amended and restated Corporate Credit Facility, we incurred debt issuance costs of $4.6 million, which is amortized into the statement of operations over the three year term of the facility. As of June 30, 2011, we had no outstanding borrowings under this facility. Outstanding third party letters of credit backed by this facility at such date were $109.8 million. We met all covenants under this facility at June 30, 2011.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the FASB issued Accounting Standards update 2011-04 (“ASU 2011-04”), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to provide guidance about fair value measurement and disclosure requirements. This new standard does not extend to the use of the fair value but, rather, provides guidance as to how fair value should be applied where it is already required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS 13. This standard will become effective for the Company for our annual reporting period beginning January 1, 2012 and will be applied prospectively. We do not expect adoption to have a material impact on our consolidated results of operation or financial condition.

In June 2011, the FASB issued Accounting Standards Update 2011-05 (“ASU 2011-05”), Presentation of Comprehensive Income, which will increase the prominence of other comprehensive income in financial statements. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option to present other comprehensive income in the statement of changes in equity. This standard becomes effective for the Company for our annual reporting period beginning January 1, 2012 and will be applied retrospectively.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements set forth in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our statements regarding realization of the benefits of our tax assets; our statements regarding our exposure to indemnification of our solar energy system customers; the timing of reclassification of our currency forward contracts; the appropriateness of our tax positions and the timing of our IRS tax audits; the timing of our various manufacturing ramps; the accounting treatment of our acquisitions; the anticipated growth of our business in 2011; future amendments or termination of our agreements with our long-term solar wafer customers; the nature and extent of tax rebate programs or feed-in-tariffs in the future; the ultimate impact our legal proceedings may have on us; the charges we expect to incur and the savings we expect to realize by our announced restructurings; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems; our expectation that gross profit in the near term should improve based on the curtailment of earthquake related charges; the requirements of and our compliance with the terms governing our indebtedness, including the indenture governing the 2019 Notes; and our statements regarding our working capital and other capital requirements for the next 12 months.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control Over Financial Reporting

There have been no changes in MEMC’s internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, MEMC’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

See Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by reference.

Item 1A.	Risk Factors.

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors discussed under “Cautionary Statements Regarding Forward Looking Statements” above and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, our quarterly report on Form 10-Q for the quarter ended March 31, 2011, and those risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

Our Solar Materials business has experienced a decline in prices which could have a material adverse effect on our business, financial condition or results in operations.

According to independent sources, industry-wide wafer pricing fell approximately 40% during the second quarter of 2011. When selling prices decline, our net sales and gross profit also decline unless we are able to sell more products or reduce the cost to manufacture our products. These declining prices could negatively impact our revenues, gross profit and financial results, and if the selling prices for our products continue to decline, our operating results could be materially adversely affected.

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

We typically rely on credit facilities and working capital to fund the up-front costs associated with the design, construction and installation of our solar energy systems and the purchase of components, such as solar modules and inverters, for our systems. In addition, we secure long-term financing upon completion of our solar energy systems for those systems we retain and use the proceeds to refinance the debt incurred for the design, construction and installation of the solar energy systems, as well as to generate profits and cash-flow for our business. Without access to sufficient and appropriate financing, or if that financing is not available at desirable rates or on terms we deem appropriate, we would be unable to grow our SunEdison business by increasing the number of solar energy systems we are simultaneously developing. Additionally, we are exposed to interest rate risk, and an increase in interest rates could make it difficult to obtain the financing necessary for completion of our solar energy systems and could lower our return on investment on our solar energy systems. Our ability to obtain additional financing in the future depends on banks’ and other financing sources’ continued confidence in our business model and the renewable energy industry as a whole. Solar energy has yet to reach widespread market penetration and is highly dependent on continued support in the form of performance-based incentives, rebates, tax credits, feed-in tariffs and other incentives from federal, state and foreign governments. If this support were to dissipate, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. While we have substantial solar financing available to us, our current cash and financing sources may be inadequate to support the anticipated growth in our business plans. In addition, we do not have any dedicated financing in some of our emerging and international markets, and obtaining financing in these new markets could present unforeseen challenges. Our failure to obtain necessary financing to fund our operations would materially adversely affect our business, financial condition and results of operations.

To date we have obtained financing for our SunEdison business from a limited number of financial institutions. If any of these financial institutions decided not to continue financing our solar energy systems, or materially changed the terms under which they are willing to provide financing, we could be required to identify a new financial institution and negotiate new financing documentation. The process of identifying a new financing partner and agreeing on all relevant business and legal terms could be lengthy and could require us to reduce the rate of the growth of our business until such new financing arrangements were in place. In addition, we cannot assure you that the terms of the financing provided by a new financial institution would compare favorably with the terms available from our current financing partners. Our inability to secure financing could lead to cancelled projects, or reduced deal flow or we could be forced to finance the construction and installation of solar energy systems ourselves. In any such case, our borrowing costs could increase, which would have a material adverse effect on our business, financial condition and results of operations.

Our customers may fail to meet their obligation under long-term supply agreements we have with them, causing us to amend or terminate these agreements, which could negatively impact our financial condition and results of operation.

From time to time, one or more customers with which we have a long-term supply agreement may cease placing orders with us in order to attempt to renegotiate price or other terms under the agreement. For example, in January 2011, Suntech did not make a scheduled increased payment or renew a letter of credit required under our prior agreement with them. In June 2011, we terminated our supply agreement with Suntech which included a partial payment to resolve the contract.

After terminating the agreement with Suntech, we still have long-term supply agreements with several other customers. We have had to amend two of these agreements to reduce the wafer prices and expect to do the same with other customers. Although the long-term supply agreements with several of these customers are “take-or-pay contracts,” we cannot assure you that these customers will fulfill their purchase obligations under the agreements. Accordingly, we may need to further amend these or other long-term agreements with our customers in order to reduce prices, make changes to other provisions of the agreements, or terminate the agreements altogether, any of which could negatively impact our financial condition or results of operation.

Additionally, we may be required to stop shipping to customers who fail to meet their obligations under long-term supply agreements. The cessation of shipments to these customers could lead to excess or idle production capacity which, if we were unable to sell the products elsewhere or on similar terms, could adversely affect our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Since 2007, our Board of Directors has had in place a share repurchase program. There were no repurchases during the second quarter of 2011.

Dividend Restrictions

In connection with our March 10, 2011 issuance of the 2019 Notes, we entered into an indenture which restricts us and our subsidiaries from making “restricted payments,” as defined in the indenture. Our corporate credit facility also contains similar restrictions on restricted payments. These restricted payments include the declaration or payment of any dividend or any distribution on account of our or our subsidiaries’ equity interests and may not be made unless criteria, as set forth in the indenture, has been met. The indenture and our corporate credit facility also restricts the usage of our working capital in certain situations.

Item 6.	Exhibits.

Exhibit Number	Description
3-(i)	Restated Certificate of Incorporation of MEMC (incorporated by reference to Exhibit 3-a of MEMC’s Form 10-Q for the Quarter ended June 30, 1995)

3-(i)(a)	Certificate of Amendment of Restated Certificate of Incorporation of MEMC as filed with the Secretary of State of the State of Delaware on June 2, 2000 (incorporated by reference to Exhibit 3-(i)(a) of MEMC’s Form 10-Q for the Quarter ended June 30, 2000)

3-(i)(b)	Certificate of Amendment of Restated Certificate of Incorporation of MEMC as filed with the Secretary of State of the State of Delaware on July 10, 2002 (incorporated by reference to Exhibit 3-(i)(b) of MEMC’s Form 10-Q for the Quarter ended September 30, 2002)

3(ii)	Restated By-laws of MEMC (incorporated by reference to Exhibit 3.1 of MEMC’s Form 8-K filed on February 25, 2010)

4.1	Indenture (including the forms of notes), dated March 10, 2011, by and among MEMC, the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.1 of MEMC’s Form 8-K dated March 10, 2011)

4.2	Registration Rights Agreement, dated March 10, 2011, by and among MEMC Electronic Materials, Inc., the subsidiary guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Goldman, Sachs & Co., as representatives of the several initial purchasers of the Notes (incorporated by reference to Exhibit 10.2 of MEMC’s Form 8-K dated March 10, 2011)

10.84	Purchase Agreement dated as of June 23, 2011 by and among Sun Edison LLC, FREI Sun Holdings (Cayman) Ltd., and FREI Sun Holdings (US) LLC

10.85	Termination Agreement dated as of June 30, 2011 by and between MEMC Singapore Pte. Ltd. and Suntech Power Holdings Co., LTD.

31.1	Certification by the Chief Executive Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of MEMC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.

/s/ Mark J. Murphy
August 9, 2011	Name:	Mark J. Murphy
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX

The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description
10.84	Purchase Agreement dated as of June 23, 2011 by and among Sun Edison LLC, FREI Sun Holdings (Cayman) Ltd., and FREI Sun Holdings (US) LLC

10.85	Termination Agreement dated as of June 30, 2011 by and between MEMC Singapore Pte. Ltd. and Suntech Power Holdings Co., LTD.

31.1	Certification by the Chief Executive Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of MEMC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document