Form 10-Q
period 2011-09-30
MEMC ELECTRONIC MATERIALS INC
filed 2011-11-07
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-13828
 ______________________________________________________________
MEMC ELECTRONIC MATERIALS, INC.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________

Delaware	56-1505767
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

501 Pearl Drive (City of O’Fallon) St. Peters, Missouri	63376
(Address of principal executive offices)	(Zip Code)
(636) 474-5000
(Registrant’s telephone number, including area code)
 ______________________________________________________________
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
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s common stock outstanding at November 4, 2011 was 230,465,641.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net sales (includes income from Suntech agreement of $19.4 and $168.8 for the three and nine months ended September 30, 2011, respectively - see Note 15)	$516.2	$503.1	$1,997.7	$1,389.1
Cost of goods sold (see Note 16)	457.6	418.2	1,644.0	1,168.0
Gross profit	58.6	84.9	353.7	221.1
Operating expenses:
Marketing and administration	83.8	59.4	270.8	194.2
Research and development	22.3	14.0	65.1	36.6
Goodwill impairment charge (see Note 10)	56.4	—	56.4	—
Restructuring and impairment charges	(0.1)	1.6	13.7	4.3
Insurance recovery	—	—	—	(11.9)
Operating (loss) income	(103.8)	9.9	(52.3)	(2.1)
Non-operating expense (income):
Interest expense	20.7	5.1	50.9	23.2
Interest income	(1.3)	(0.7)	(3.1)	(4.8)
Decline (increase) in fair value of warrant	4.3	(0.2)	4.6	11.9
Other, net	9.1	0.8	(8.5)	(5.6)
Total non-operating expense	32.8	5.0	43.9	24.7
(Loss) income before income taxes and equity in earnings (loss) of joint venture	(136.6)	4.9	(96.2)	(26.8)
Income tax benefit	(43.2)	(13.6)	(56.6)	(44.3)
(Loss) income before equity in earnings (loss) of joint venture	(93.4)	18.5	(39.6)	17.5
Equity in earnings (loss) of joint venture, net of tax	1.2	(0.1)	4.5	7.2
Net (loss) income	(92.2)	18.4	(35.1)	24.7
Net income attributable to noncontrolling interests	(2.2)	(0.8)	(16.5)	(2.9)
Net (loss) income attributable to MEMC stockholders	$(94.4)	$17.6	$(51.6)	$21.8
Basic (loss) income per share	(0.41)	0.08	(0.22)	0.10
Diluted (loss) income per share	(0.41)	0.08	(0.22)	0.10
Weighted-average shares used in computing basic (loss) income per share	230.3	226.8	229.7	226.8
Weighted-average shares used in computing diluted (loss) income per share	230.3	227.6	229.7	227.8
See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30, 2011	December 31, 2010
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$786.1	$707.3
Restricted cash	114.3	43.8
Accounts receivable, less allowance for doubtful accounts of $8.0 and $7.8 in 2011 and 2010, respectively	254.0	296.0
Inventories	375.4	214.6
Solar energy systems held for development and sale, including consolidated variable interest entities of $37.7 and $151.8 in 2011 and 2010, respectively	398.4	237.5
Prepaid and other current assets	263.5	238.1
Total current assets	2,191.7	1,737.3
Investments	116.8	110.3
Property, plant and equipment, net:
Semiconductor and Solar Materials, net of accumulated depreciation of $795.6 and $694.6 in 2011 and 2010, respectively	1,686.0	1,465.9
Solar energy systems, including consolidated variable interest entities of $411.2 and $56.2 in 2011 and 2010, respectively, net of accumulated depreciation of $28.3 and $14.3 in 2011 and 2010, respectively	1,200.8	567.6
Deferred tax assets, net	242.4	139.3
Restricted cash	19.0	18.7
Other assets	244.0	177.6
Goodwill	406.8	342.7
Intangible assets, net	178.1	52.5
Total assets	$6,285.6	$4,611.9

See accompanying notes to unaudited condensed consolidated financial statements.

	September 30, 2011	December 31, 2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$10.2	$6.4
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations, including consolidated variable interest entities of $64.6 and $28.8 in 2011 and 2010, respectively	194.4	65.7
Accounts payable	801.6	745.5
Accrued liabilities	269.6	258.4
Deferred revenue for solar energy systems	170.8	8.8
Contingent consideration related to acquisitions	118.8	106.4
Customer deposits	53.7	92.9
Total current liabilities	1,619.1	1,284.1
Long-term debt and capital lease obligations, less current portion	637.1	20.5
Long-term solar energy system financing and capital lease obligations, less current portion, including consolidated variable interest entities of $180.8 and $107.2 in 2011 and 2010, respectively	1,091.8	590.1
Pension and post-employment liabilities	55.4	54.1
Deferred revenue for solar energy systems	114.8	75.0
Semiconductor and Solar Materials deferred revenue	51.9	115.2
Other liabilities	362.2	177.3
Total liabilities	3,932.3	2,316.3
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding at 2011 and 2010	—	—
Common stock, $.01 par value, 300.0 shares authorized, 240.8 and 237.9 shares issued at 2011 and 2010, respectively	2.4	2.4
Additional paid-in capital	612.1	557.9
Retained earnings	2,061.9	2,113.5
Accumulated other comprehensive income	30.5	34.1
Treasury stock, 10.3 and 10.0 shares in 2011 and 2010, respectively	(459.0)	(456.2)
Total MEMC stockholders’ equity	2,247.9	2,251.7
Noncontrolling interests	105.4	43.9
Total stockholders’ equity	2,353.3	2,295.6
Total liabilities and stockholders’ equity	$6,285.6	$4,611.9

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net (loss) income	$(35.1)	$24.7
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	161.7	119.6
Stock-based compensation	31.7	39.1
Goodwill impairment charge	56.4	—
Benefit for deferred taxes	(103.5)	(39.5)
Deferred revenue recognized	(61.3)	(9.6)
Loss on supplier take-or-pay agreements	36.6	—
Decline in fair value of warrant	4.6	11.9
Changes in operating assets and liabilities (net of effects from acquisitions)
Accounts receivable	24.0	(76.4)
Accounts payable	133.0	208.5
Inventories	(160.7)	(11.3)
Solar energy systems held for sale and development	(205.5)	(250.7)
Deferred revenue for solar energy systems	203.0	74.5
Customer deposits	102.5	22.2
Other	(26.1)	(52.0)
Net cash provided by operating activities	161.3	61.0
Cash flows from investing activities:
Capital expenditures	(390.4)	(236.9)
Construction of solar energy systems	(470.2)	(178.6)
Proceeds from sale and maturities of investments	—	185.0
Purchases of cost and equity method investments	(50.4)	(16.8)
Proceeds from return of equity method investments	83.7	77.6
Change in restricted cash	(83.0)	(8.7)
Payments to vendors for refundable deposits on long-term agreements	(14.5)	(68.0)
Proceeds from sale of property, plant and equipment	37.1	—
Cash paid for acquisitions, net of cash acquired	(162.6)	(73.5)
Other	(0.6)	20.5
Net cash used in investing activities	(1,050.9)	(299.4)
Cash flows from financing activities:
Proceeds from senior notes issuance	550.0	—
Cash paid for SunEdison acquisition contingent consideration	(50.2)	—
Proceeds from financing obligations	—	50.0
Proceeds from solar energy system financing and capital lease obligations	694.8	191.8
Repayments of solar energy system financing and capital lease obligations	(122.1)	(18.7)
Net repayments of customer deposits related to long-term supply agreements	(57.3)	(28.8)
Principal payments on long-term debt	(1.8)	(3.0)
Common stock issued and repurchased	(2.8)	(0.3)
(Dividends to) proceeds from noncontrolling interests, net	(15.2)	10.0
Debt financing fees	(34.8)	(9.1)
Net cash provided by financing activities	960.6	191.9
Effect of exchange rate changes on cash and cash equivalents	7.8	1.9
Net increase (decrease) in cash and cash equivalents	78.8	(44.6)
Cash and cash equivalents at beginning of period	707.3	632.7
Cash and cash equivalents at end of period	$786.1	$588.1
Supplemental schedule of non-cash financing activities:
Debt transferred to and assumed by buyer upon sale of solar energy systems	$66.1	$43.3
Capital lease obligation for property, plant and equipment	$78.9	$—
See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (“MEMC”), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. MEMC has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the year ended December 31, 2010, which contains MEMC's audited financial statements for such year. Operating results for the three and nine month periods ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
In preparing our financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for investments, depreciation, amortization, leases, accrued liabilities including warranties, employee benefits, derivatives, stock-based compensation, income taxes, solar energy system installation and related costs, percentage-of-completion on long-term construction contracts, the fair value of assets and liabilities recorded in connection with business combinations, goodwill and asset valuations, including allowances, among others. These estimates and assumptions are based on current facts, historical experience and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, our future results of operations would be affected.
New Significant Accounting Policies
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”), which updates the current guidance pertaining to multiple-element revenue arrangements included in Accounting Standards Codification (“ASC”) Subtopic 605-25, Multiple-Element-Arrangements. The Company adopted this guidance on January 1, 2011.
SunEdison solar energy system sales and post-system-sale operation and maintenance service contracts are usually negotiated and executed contemporaneously, which we evaluate together as a single arrangement with multiple deliverables in accordance with ASC 605-25 as updated by ASU 2009-13. Under ASC 605-25, we allocate revenue for transactions involving multiple elements to each unit of accounting based on its relative selling price, and recognize revenue for each unit of accounting when the revenue recognition criteria have been met.
New Accounting Standards Adopted
In April 2010, the FASB issued Accounting Standards Update 2010-17, Milestone Method of Revenue Method, which updates the current guidance pertaining to the milestone method of revenue recognition included in ASC Topic 605. This guidance was adopted on January 1, 2011 and did not have a material impact on our financial position or results of operations.

In December 2010, the FASB issued Accounting Standards Update 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts, which affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. This guidance modifies Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. This update was adopted as of January 1, 2011 and did not have a material impact on our consolidated financial statements.
New Accounting Standards to be Adopted
In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to provide guidance about fair value measurement and disclosure requirements. This standard does not extend the use of fair value but, rather, provides guidance as to how fair value should be applied where it is already required or permitted under International Financial Reporting Standards ("IFRS") or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. This standard will become effective for our annual reporting period beginning January 1, 2012 and will be applied prospectively. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update 2011-05 ("ASU 2011-05"), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. We do not expect that the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08 ("ASU 2011-08"), Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for MEMC commencing fiscal 2012, although earlier adoption is permitted. We do not expect that the adoption of ASU 2011-08 will have a material impact on our consolidated financial statements.

(2)	Restructuring and Impairment Charges
During the three months ended September 30, 2011, we recorded a net adjustment of $0.1 million, which was due to favorable changes to previous accrual estimates, offset by charges related to our 2009 U.S. Plan as defined and discussed below. During the nine months ended September 30, 2011, we recorded restructuring and impairment charges of $13.7 million. Of these amounts, $0.6 million and $4.4 million of charges, respectively, relate to the 2009 U.S. Plan as discussed below.
During June 2011, MEMC committed to actions to reduce overall manufacturing costs across its global sites as well as to realign certain general and administrative expenses due to industry and customer specific developments (the “2011 Global Plan”). These actions included relocation of certain operations and reductions in headcount. During the nine months ended September 30, 2011, we recorded restructuring charges of $6.8 million for severance and other related employee benefits. Cash payments of $1.4 million were made during the third quarter of 2011. We also recorded impairment of certain assets totaling $2.5 million during the nine months ended September 30, 2011.
In September 2009, MEMC committed to actions to reduce manufacturing costs by shifting manufacturing from our St. Peters, Missouri and Sherman, Texas facilities to other locations which are closer to a number of MEMC's customers in the Asia Pacific region (the “2009 U.S. Plan”). MEMC will provide severance benefits to those employees who will be terminated under the 2009 U.S. Plan. We expect the 2009 U.S. Plan to be substantially completed in 2012. Restructuring expenses for the 2009 U.S. Plan recorded in 2011 relate primarily to a third-party supply contract for one of the restructured facilities, which was terminated in the second quarter of 2011. In the three and nine months ended September 30, 2010, we recorded restructuring expenses of $1.6 million and $4.3 million, respectively, primarily for employee benefits and equipment moving costs related to the 2009 U.S. Plan.
Details of expenses related to the 2009 U.S. Plan are set forth in the following table:

					As of September 30, 2011
In millions	Accrued, December 31, 2010	Year-to-Date Restructuring Charges	Cash Payments	Accrued, September 30, 2011	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2009 U.S. Plan
Severance and other employee benefits	$16.2	$(0.2)	$(1.6)	$14.4	$18.0	$18.8
Asset move costs	—	1.7	(1.7)	—	4.9	20.3
Contract termination	—	2.9	—	2.9	2.9	2.9
Infrastructure costs	—	—	—	—	—	4.0
Total	$16.2	$4.4	$(3.3)	$17.3	$25.8	$46.0

In accordance with ASC 360-10, Impairment or Disposal of Long-Lived Assets, an entity records impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While we do not believe that any assets are impaired under ASC 360-10 as of September 30, 2011, other than as disclosed above, our estimates of future cash flows are sensitive to changes in market pricing, production volumes, management decisions which impact our capacity, and asset efficiency. To the extent that any or all of these factors are unfavorable in the near term, it is reasonably possible that our estimate of undiscounted cash flows may change resulting in the need to write down certain assets to fair value, which could have a material impact on the consolidated financial statements.

(3)	Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

	As of September 30, 2011				As of December 31, 2010
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$—	$18.6	$—	$18.6	$—	$41.1	$—	$41.1
Suntech warrant	—	—	0.6	0.6	—	—	5.2	5.2
Interest rate swaps and option thereon	—	(9.9)	—	(9.9)	—	(4.3)	—	(4.3)
Currency forward contracts	(1.2)	—	—	(1.2)	(7.0)	—	—	(7.0)
Contingent consideration related to acquisitions	—	—	(118.8)	(118.8)	(80.2)	—	(26.2)	(106.4)
Other derivatives	—	—	1.7	1.7	—	—	1.6	1.6
Total	$(1.2)	$8.7	$(116.5)	$(109.0)	$(87.2)	$36.8	$(19.4)	$(69.8)

The Suntech warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of Suntech Power Holdings Co., Ltd. ("Suntech"), a customer, which was received at the time that MEMC signed a long-term supply agreement with Suntech. We use a lattice model to determine the fair value of the Suntech warrant. Determining the appropriate fair value model and calculating the fair value of the warrant requires the making of estimates and assumptions, including Suntech's stock price volatility, interest rates, expected dividends and the marketability of this investment. The Suntech warrant is considered a derivative and, accordingly, changes in the value of the Suntech warrant are recorded in non-operating expense (income).
As of December 31, 2010, we recorded $80.2 million of contingent consideration for the SunEdison acquisition. This liability was paid on February 1, 2011 based on achievement of the earnout performance objectives for a combination of $55.7 million in cash and the issuance of 2.1 million shares in MEMC common stock. That measure was based on the cash amount and the stock price at the date of issuance, which U.S. GAAP considers as Level 1 inputs.
We have estimated the fair value of the contingent consideration outstanding as of September 30, 2011 related to acquisitions at $118.8 million, which reflects a discount at a credit adjusted interest rate for the period of the contingency. The estimated fair values are based on significant inputs that are not observable in the market, which U.S. GAAP refers to as Level 3 inputs. Key assumptions include (i) a discount rate and (ii) a probability adjustment related to the entities' ability to meet operational metrics.
There were no transfers into or out of Level 1 and Level 2 financial instruments during the nine months ended September 30, 2011.

The following table summarizes changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2010 and September 30, 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Available-for- Sale Investments	Trading Investments	Auction Rate Securities Right	Suntech Warrant	Contingent Consideration Related to Acquisitions	Other Derivatives	Total
Balance at December 31, 2009	$11.6	$38.4	$2.0	$19.2	$(77.4)	$—	$(6.2)
Total unrealized gains (losses) included in earnings (1)	—	0.5	(1.8)	(11.9)	(5.8)	—	(19.0)
Total unrealized gains included in other comprehensive income, net	0.2	—	—	—	—	—	0.2
Acquisitions, sales, redemptions and maturities	(9.2)	(38.9)	(0.2)	—	(26.0)	—	(74.3)
Transfers out of Level 3, net	(2.6)	—	—	—	—	—	(2.6)
Balance at September 30, 2010	$—	$—	$—	$7.3	$(109.2)	$—	$(101.9)
Balance at December 31, 2010	$—	$—	$—	$5.2	$(26.2)	$1.6	$(19.4)
Total unrealized (losses) gains included in earnings (1)	—	—	—	(4.6)	12.0	0.1	7.5
Acquisitions, sales, redemptions and maturities	—	—	—	—	(104.6)	—	(104.6)
Balance at September 30, 2011	$—	$—	$—	$0.6	$(118.8)	$1.7	$(116.5)
The amount of total (losses) gains for the nine months ended September 30, 2011 included in earnings attributable to the change in unrealized (losses) gains relating to assets and liabilities still held at the reporting date	$—	$—	$—	$(4.6)	$12.0	$0.1	$7.5
__________________________

(1)
Amounts included in earnings are recorded to non-operating expense (income) in the condensed consolidated statements of operations, except for the amount included in marketing and administration for the contingent consideration related to acquisitions, for which changes to the fair value were recorded to operating (loss) income in the condensed consolidated statements of operations.

 The carrying amount of our outstanding short-term debt, long-term debt and capital lease obligations at September 30, 2011 and December 31, 2010 was $1,933.5 million and $682.7 million, respectively. The estimated fair value of that debt and capital lease obligations was $1,606.9 million and $510.4 million at September 30, 2011 and December 31, 2010, respectively. Fair value of our debt, excluding our $550 million 7.75% Senior Notes due April 1, 2019 (“2019 Notes”), is calculated using a discounted cash flow model with consideration for our non-performance risk. The estimated fair value of our 2019 Notes was based upon a broker quotation. The estimated fair value of our solar energy system debt related to sale-leasebacks is significantly lower than the carrying value of such debt because the fair value estimate is based on the fair value of our fixed lease payments over the term of the leases. Under real estate accounting, this debt is recorded as a financing obligation and substantially all of our lease payments are recorded as interest expense with little to no reduction in our debt balance over the term of the lease. As a result, our outstanding sale-leaseback debt obligations will generally result in a one-time gain recognition at the end of the leases for the full amount of the debt. The timing difference between expense and gain recognition will result in increased expense during the term of the leases with a significant book gain at the end of the lease.

(4)	Derivatives and Hedging Instruments
MEMC’s derivatives and hedging activities consist of:

		Assets (Liabilities or Equity) Fair Value
In millions	Balance Sheet Location	As of September 30, 2011	As of December 31, 2010
Derivatives designated as hedging:
Interest rate swaps	Accrued liabilities	$(9.9)	$(6.2)
Interest rate swaps	Prepaid and other current assets	$—	$0.7
Interest rate swaps	Accumulated other comprehensive income	$8.2	$2.4
Currency forward contracts	Accrued liabilities	$—	$(8.6)
Currency forward contracts	Accumulated other comprehensive income	$—	$8.6
Derivatives not designated as hedging:
Suntech warrant	Other assets	$0.6	$5.2
Currency forward contracts	Prepaid and other current assets	$0.9	$2.1
Currency forward contracts	Accrued liabilities	$(2.1)	$(0.5)
Other derivatives	Prepaid and other current assets	$—	$1.2
Other derivatives	Other assets	$1.7	$1.6

		(Gains) Losses
		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	Statement of Operations Location	2011	2010	2011	2010
Derivatives designated as hedging:
Net investment hedge	Other, net	$—	$—	$—	$(16.9)
Derivatives not designated as hedging:
Suntech warrant	Decline (increase) in fair value of warrant	$4.3	$(0.2)	$4.6	$11.9
Currency forward contracts	Other, net	$6.8	$1.4	$(3.4)	$(2.4)
To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to MEMC. A substantial portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen, and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts. As of September 30, 2011 and December 31, 2010, these currency forward contracts had net notional amounts of $189.6 million and $78.7 million, respectively.
In addition to the currency forward contracts purchased to hedge transactional currency risks, we entered into currency forward contracts to hedge cash flow risks associated with future purchases of raw materials denominated in Euros. These forward contracts were established as cash flow hedges designed to protect against the variability in foreign currency rates between the Euro and U.S. Dollars. The cash flow hedges were accounted for using hedge accounting. As of June 30, 2011, the future purchases of raw materials associated with these cash flow hedges were no longer deemed probable and accordingly, the related gains of $14.2 million on the forward contracts were reclassified from accumulated other comprehensive income into earnings. During the 2011 third quarter, these forward contracts were liquidated, resulting in a loss of $6.6 million.
We are party to interest rate swap instruments with notional amounts totaling approximately $80.2 million and $146.2 million at September 30, 2011 and December 31, 2010, respectively, that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the interest rate swap agreements, MEMC pays the fixed rate and the financial institution counterparties to the agreements pay MEMC a floating interest rate. The amount recorded to the balance sheet as provided in the table above represents the fair value of the net amount that MEMC would settle on September 30, 2011 if the agreements were transferred to other third parties or cancelled by MEMC. The effective portion of these hedges during the three and nine months ended September 30, 2011 was recorded to accumulated other comprehensive income. Ineffectiveness of $0.7 million was recognized during the nine month period ended September 30, 2011. No ineffectiveness was recognized in the three months ended September 30, 2011 or the three and nine months ended September 30, 2010.
The Suntech warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of Suntech. The warrant was received in 2006 at the time that MEMC signed a long-term supply agreement with Suntech. The long-term supply agreement was terminated in the second quarter of 2011, but the termination had no impact on the warrant. The Suntech warrant exposes MEMC to equity price risk.

(5)	Comprehensive (Loss) Income
Comprehensive (loss) income consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Net (loss) income	$(92.2)	$18.4	$(35.1)	$24.7
Other comprehensive (loss) income, net of tax:
Net translation adjustment	(23.2)	60.4	17.4	9.8
Net unrealized (loss) gain on available-for-sale securities	(16.9)	2.6	(22.5)	(3.2)
Hedging instruments	(7.4)	4.0	2.8	(0.2)
Net actuarial loss, prior service credit and transition obligation	—	—	(0.2)	—
Other comprehensive (loss) income, net of tax	(47.5)	67.0	(2.5)	6.4
Total comprehensive (loss) income	(139.7)	85.4	(37.6)	31.1
Net income attributable to noncontrolling interests	(2.2)	(0.8)	(16.5)	(2.9)
Net translation adjustment attributable to noncontrolling interests	3.2	(2.6)	(1.1)	(0.8)
Comprehensive (loss) income attributable to MEMC stockholders	$(138.7)	$82.0	$(55.2)	$27.4

(6)	(Loss) Earnings Per Share
For the three month periods ended September 30, 2011 and September 30, 2010, basic and diluted (loss) earnings per share (“EPS”) were calculated as follows:

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net (loss) income attributable to common stockholders	$(94.4)	$(94.4)	$17.6	$17.6
EPS Denominator:
Weighted-average shares outstanding	230.3	230.3	226.8	226.8
Stock options and restricted stock units	—	—	—	0.8
Total shares	230.3	230.3	226.8	227.6
(Loss) earnings per share	$(0.41)	$(0.41)	$0.08	$0.08

For the nine month periods ended September 30, 2011 and September 30, 2010, basic and diluted (loss) earnings per share were calculated as follows:

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net (loss) income attributable to common stockholders	$(51.6)	$(51.6)	$21.8	$21.8
EPS Denominator:
Weighted-average shares outstanding	229.7	229.7	226.8	226.8
Stock options and restricted stock units	—	—	—	1.0
Total shares	229.7	229.7	226.8	227.8
(Loss) earnings per share	$(0.22)	$(0.22)	$0.10	$0.10
On February 1, 2011, we issued 2.1 million shares of common stock to SunEdison's former unit holders as part of the contingent consideration pursuant to the terms of the acquisition agreement.
As part of the original acquisition agreement for SunEdison, a portion of the shares issued in conjunction with the purchase were held in escrow. During the three months ended September 30, 2011, the majority of those shares and cash held in escrow were released. The remaining shares and cash are scheduled to be released from escrow by December 31, 2012.
For the three and nine months ended September 30, 2011, all options to purchase MEMC stock and all restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the respective periods. For the three and nine months ended September 30, 2010, 13.9 million and 12.5 million shares, respectively, of options and restricted stock units were excluded from the calculation of diluted EPS because their effect was antidilutive.

(7)	Inventories
Inventories consist of the following:

	As of	As of
In millions	September 30, 2011	December 31, 2010
Raw materials and supplies	$138.0	$104.8
Goods and work in process	113.8	58.0
Finished goods	123.6	51.8
	$375.4	$214.6
Due to the earthquake in Japan on March 11, 2011, wafer production in our semiconductor wafer plant in Japan was suspended from that time through April 12, 2011. Due to the unplanned downtime, we recorded $14.9 million in the six months ended June 30, 2011 as period charges to cost of goods sold for the under absorption of production costs. We had no similar adjustments during the three months ended September 30, 2011 or the nine months ended September 30, 2010.
We recorded inventory charges of approximately $20.1 million in the three months ended September 30, 2011, primarily related to the underutilization of our Kuching solar wafering plant as we implement new technologies.

(8)	Solar Energy Systems Held for Development and Sale
Solar energy systems held for development and sale consist of the following:

	As of	As of
In millions	September 30, 2011	December 31, 2010
Under development	$204.6	$68.8
Systems held for sale	193.8	168.7
	$398.4	$237.5

(9)	Investments
The carrying value of short-term and long-term investments consists of the following:

	As of	As of
In millions	September 30, 2011	December 31, 2010
Items measured at fair value on a recurring basis	$18.6	$41.1
Equity method investments	74.1	46.1
Time deposits	0.2	0.1
Equity investments at cost	24.1	23.1
Total investments	117.0	110.4
Less: short-term investments	0.2	0.1
Non-current investments	$116.8	$110.3

There have been no other-than-temporary impairments on our cost method investments during the nine months ended September 30, 2011. We have assessed and determined that there have been no events or circumstances that had a material adverse effect on the investments during this period.
Joint Venture Investments
We have made investments in our joint ventures totaling $46.4 million for the nine months ending September 30, 2011. Generally, the joint ventures are designed to create additional capacity in our Solar Materials segment. Our aggregate remaining contractual investment commitments to our joint ventures as of September 30, 2011 is up to an additional $178.9 million. The contracts governing these joint ventures generally do not have any specific time frames for these future investments.
Zhenjiang Huantai (formerly Jiangsu Huantai) Joint Venture
In May 2010, we entered into an equity method joint venture with Zhenjiang Huantai Silicon Science Ltd. Co. (formerly Jiangsu Huantai Group Co. Ltd.) for the manufacture of multicrystalline ingots and wafers in Yangzhong City, Jiangsu Province, China (the “Zhenjiang Huantai JV”). During the quarter ended March 31, 2011, MEMC made an equity contribution of $17.8 million and provided a short-term loan of $3.1 million to the Zhenjiang Huantai JV for working capital requirements. No contributions have been made to the Zhenjiang Huantai JV subsequent to the quarter ended March 31, 2011. MEMC's total equity investment balance in the Zhenjiang Huantai JV was $59.3 million and $36.9 million at September 30, 2011 and December 31, 2010, respectively.
Samsung Fine Chemicals Joint Venture
In February 2011, we entered into a joint venture with Samsung Fine Chemicals Co. Ltd. for the construction and operation of a new facility to produce high purity polysilicon in Ulsan, South Korea (the “SMP JV”). The SMP JV will manufacture and supply polysilicon to MEMC and to international markets. MEMC Singapore Pte. Ltd.'s. ownership interest in the joint venture is 50% and Samsung Fine Chemicals Co. Ltd owns the other 50%. During the second quarter of 2011, MEMC invested $13.8 million in the joint venture. MEMC's total cash commitments, inclusive of the $13.8 million invested thus far, are expected to be approximately $175.0 million through 2013.

In September 2011, the Company executed a Supply and License Agreement with the SMP JV under which MEMC will license and sell to the joint venture fluid-bed reactor (FBR) technology and related equipment used for producing polysilicon. The Company will receive proceeds under the Supply and License Agreement based on certain milestones being achieved throughout the construction, installation, and testing of the equipment, which is expected to occur primarily over the next 24 months. Proceeds received from the SMP JV under the Supply and License Agreement will be recorded as a reduction in our basis in the SMP JV investment and to the extent that our basis in the investment is zero, the remaining proceeds received will be recorded as a liability. To the extent the total cash proceeds received exceed the sum of our cost basis in the equipment plus our capital contributions to the SMP JV, and when we have no remaining performance obligations, a net gain would be recognized on the transaction. We received a cash deposit under the Supply and License Agreement during the three months ended September 30, 2011. This deposit exceeded our investment and we recorded this as a reduction in our equity investment balance with the excess of $56.2 million recorded as a long-term liability. The cash received is recorded as an investing inflow within the condensed consolidated statement of cash flows. As of September 30, 2011, our investment balance in the SMP JV was $0.

 Investments Recorded at Fair Value
As of September 30, 2011 and December 31, 2010, the only investment recorded at fair value was an equity security investment in the common stock of a customer, Gintech Energy Corporation, which investment is classified as a long-term available-for-sale investment. As of September 30, 2011 and December 31, 2010, the fair value of the investment was $18.6 million and $41.1 million, respectively. The cost basis in the investment is $12.4 million.

(10)	Goodwill and Intangible Assets
Intangible assets at September 30, 2011 and December 31, 2010 are as follows:

	Weighted Average Amortization Period	Gross Carrying Amount		Accumulated Amortization or Allocated to Solar Energy System		Net Carrying Amount
		September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Dollars in millions		2011	2010	2011	2010	2011	2010
Amortizable intangible assets:
Favorable energy credits	7	$14.2	$14.2	$(5.4)	$(3.2)	$8.8	$11.0
Customer relationships	6	6.2	5.4	(1.5)	(0.8)	4.7	4.6
Trade name	15	4.1	4.1	(0.5)	(0.3)	3.6	3.8
Internally developed software	4	1.7	1.3	(0.9)	(0.5)	0.8	0.8
Developed technology (1)	5	20.3	20.0	(4.2)	(1.3)	16.1	18.7
Customer sales backlog (1)	1	—	0.4	—	(0.2)	—	0.2
Total amortizable intangible assets	7	$46.5	$45.4	$(12.5)	$(6.3)	$34.0	$39.1
Indefinite lived assets:
In-process technology (1)	Indefinite	$—	$0.3	$—	$—	$—	$0.3
Power plant development arrangements (2)	Indefinite	154.9	18.0	(10.8)	(4.9)	144.1	13.1
Total indefinite lived assets		$154.9	$18.3	$(10.8)	$(4.9)	$144.1	$13.4
__________________________

(1)
These intangibles represent the amounts acquired in the Solaicx acquisition. The useful life for in-process technology will be determined once the research and development process is complete and, at that time, amortization of the asset will begin. A reclassification is made to developed technology at the time amortization begins.

(2)
Power plant development arrangements are allocated to the solar energy system (property, plant and equipment or inventory) upon completion of the related solar energy systems stemming from the backlog at the date of acquisition.

Acquisitions
On September 2, 2011, MEMC Holdings Corporation, a wholly-owned subsidiary of MEMC, completed the acquisition of 100% of the voting shares of Fotowatio Renewable Ventures, Inc. (“FRV U.S.”), a developer of solar power projects in North America. The FRV U.S. acquisition expanded our pipeline of solar power projects and supports our expansion in the U.S. utility-scale power market. The preliminary GAAP purchase price was $204.6 million, including estimated contingent consideration of $71.0 million payable in cash if certain project milestones are met. Management has not finalized the determination of the fair values of the assets acquired and liabilities assumed in the acquisition due to the ongoing review of the assumptions, methodologies and calculations of the fair value of the contingent consideration and acquired solar assets and intangible assets. Notably, the valuation of power plant development arrangements (backlog and pipeline) and the contingent consideration requires estimating the amount, timing and probability associated with each project.

In allocating the purchase price based on our estimated fair values at the acquisition date, we preliminary recorded $65.5 million of goodwill which is not deductible for tax purposes, $16.9 million of net tangible assets and liabilities, and approximately $122.2 million of intangible assets, including power plant development arrangements. Of the total estimated GAAP purchase price of $204.6 million, $417.9 million has preliminarily been allocated to assets and $213.3 million to liabilities and noncontrolling interests, of which $159.3 million is non-recourse debt. The preliminary amount of goodwill recorded is allocated to the Solar Energy segment. Goodwill represents the excess of the purchase price of an acquired business over the fair value of the underlying tangible and other intangible assets. While the purchase price allocation is still preliminary, we believe the factors which will contribute to a purchase price in excess of the fair value of the net tangible and other intangible assets include the assembled workforce and synergies in technologies, skill sets and operations. Upon finalization of the purchase accounting valuation, which is expected to occur in the fourth quarter of 2011, the allocation of the purchase price could differ substantially from the estimated amounts described herein. We have included the financial results of FRV U.S. in our financial statements beginning on the acquisition date. We have not provided proforma financial information because the acquisition is not considered significant.
During the second quarter of 2011, SunEdison completed the acquisition of 100% of the voting equity of another company for a GAAP purchase price of $72.6 million, of which an estimated $27.0 million relates to contingent consideration payable in cash and a fixed number of shares of MEMC stock. This acquisition, which included project pipeline, is intended to further develop our solar energy systems' business and leverage the synergies between our Solar Energy and Solar Materials segments. We recorded $43.8 million to goodwill, approximately $24.3 million of which is not deductible for tax purposes and $13.0 million to intangible assets. As of September 30, 2011, management has completed the purchase accounting valuation for this transaction. All $43.8 million of goodwill has been preliminary allocated to the Solar Energy segment, and we will complete the allocation within the fourth quarter of 2011. We have not provided proforma financial information because the acquisition is not considered significant.
During the first quarter of 2011, SunEdison completed the acquisition of 100% of the voting equity of a company for a purchase price of $8.7 million, of which $4.7 million relates to contingent consideration. We recorded $6.1 million and $3.3 million to goodwill and acquired intangible assets, respectively.

Goodwill

During the interim period ended September 30, 2011, we evaluated whether impairment indicators existed which would require a detailed test of goodwill for impairment as of an interim date. As of September 30, 2011, our net book value was approximately $2.4 billion and the market capitalization of our common stock was approximately $1.2 billion. During June 2011 and continuing through September 2011, management observed a strong correlation between the decline in our market capitalization and the decline in pricing in the solar wafer market, caused by an overall softening of demand in the solar materials supply chain. We evaluated the following items, among others, in determining whether there were impairment indicators requiring an evaluation of goodwill impairment as of an interim date: the impact of solar wafer price declines on our Solar Materials reporting unit and on our raw material costs for our Solar Energy reporting unit; advanced materials technologies at our Solar Materials reporting unit; the financial performance of each reporting unit in fiscal year 2011 to date; and our internal forecast data. We determined that there were indicators of potential impairment due to the items previously mentioned and the sustained decline in our common stock price resulting in a market capitalization below book value. Based on the above, we determined that there was a triggering event, which required us to perform a Step 1 goodwill impairment analysis for the interim period ending September 30, 2011 on both the Solar Materials and Solar Energy reporting units' goodwill.

We prepared a discounted cash flow (“DCF”) model for each of the reporting units to assess the recoverability of the goodwill using significant unobservable inputs (Level 3), which we then reconciled to our average market capitalization over a reasonable period of time, which included a control premium supported by recent transactions, as of September 30, 2011. For our DCF models, we used inputs we believed a market participant would use including earnings projections and other cash flow assumptions over future periods plus a terminal value assuming a long-term growth rate. We believe the DCF model represents the most reliable valuation method for this purpose because it reflects the information a market participant would use to value each of the reporting units.

Solar Materials
In performing this test for our Solar Materials reporting unit, we made a downward revision in the forecasted cash flows as a result of a decrease in the market price for silicon products and weaker demand for solar products. Our analysis also included considerations of our market capitalization. Based on the results of our analysis in which we estimated the fair value of the goodwill as of September 30, 2011, we concluded that the carrying value of goodwill exceeded its fair value and, as a result, recorded an impairment charge totaling $56.4 million. This impairment charge is entirely associated with our Solaicx acquisition which was acquired in July 2010 and represents the full carrying value of the goodwill related to the Solar Materials reporting unit.

Solar Energy
Based on the impairment test performed during the interim period, it was determined that there is no impairment of goodwill of the Solar Energy reporting unit as of September 30, 2011 given that the estimated fair value of the Solar Energy reporting unit based on our forecast was in excess of its carrying value. Management's assumptions were based on an analysis of current and expected future economic conditions and the updated strategic plan for this reporting unit. Key assumptions in the calculation of fair value were the discount rate, growth rates in sales and profit margins and long-term cash forecasts, as well as our reconciliation to our market capitalization. The assumptions used in our valuation model include projected growth of our business including pipeline and new business, expected cost reductions and future price declines. We utilized a discount rate which we believe is commensurate with the current volatility in earnings and cash flows in the solar industry. The estimated fair value of the Solar Energy reporting unit based on our forecast, after analyzing various data points, including our market capitalization, was in excess of the carrying value. However, our market capitalization has declined since September 30, 2011. Based on the results of our most recent impairment test, should our stock price not improve by our next reporting date, there is a reasonable possibility of impairment charges in the Solar Energy reporting unit.
Significant unfavorable changes in demand or pricing from current industry expectations, failure to achieve our expected internal productivity targets, or a prolonged decline in our stock price could have a direct negative impact on our fair value determination and impairments of goodwill, other intangible assets, and long-lived assets could occur and have a material adverse effect on our financial results. We will continue to monitor the recoverability of the carrying value of these assets.
Changes in goodwill for the nine months ended September 30, 2011 are as follows:

In millions	January 1, 2011	Acquisitions	Impairments	September 30, 2011
Solar Energy	$286.3	$120.5	$—	$406.8
Solar Materials	56.4	—	(56.4)	—
Total	$342.7	$120.5	$(56.4)	$406.8

(11)	Debt and Capital Lease Obligations
Debt (including consolidated variable interest entities) and capital leases outstanding consist of the following:

	As of September 30, 2011	As of December 31, 2010
In millions
Short-term debt:
Solar energy systems, weighted average interest rate of 7.17% and 6.13%, respectively	$155.0	$33.6
Long-term debt and capital leases:
Senior notes	$550.0	$—
Solar energy systems:
Capital lease obligations	114.8	125.7
Finance obligations	1,016.4	496.5
Long-term notes	23.6	24.0
Capital leases for equipment and other debt	73.7	2.9
Total long-term debt and capital leases	1,778.5	649.1
Less current portion - Long-term notes, capital leases for equipment and other debt	10.2	6.4
Less current portion - Solar energy systems	39.4	32.1
Long-term portion	$1,728.9	$610.6

Senior Notes

On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019. We incurred $13.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of operations over the eight year term. The 2019 Notes were sold at a price equal to 100% of the principal amount thereof. The interest on the 2019 Notes is payable semi-annually, in cash in arrears, on April 1 and October 1, commencing October 1, 2011. We may redeem the 2019 Notes at our option, in whole or in part, at any time on or after April 1, 2014, upon not less than 30 nor more than 60 days notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below.

Year	Price
2014	105.813%
2015	103.875%
2016	101.938%
2017 and thereafter	100.000%
If a change of control of MEMC occurs, each holder of the 2019 Notes will have the right to require us to repurchase all or any part of that holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of the repurchase.
The 2019 Notes are guaranteed by certain of MEMC's domestic subsidiaries (the “guarantors”). The 2019 Notes are senior unsecured obligations and are subordinated to all of our and the guarantors' existing and future secured debt.
The indenture governing the 2019 Notes contains covenants that limit our and our subsidiaries' ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make other restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to declare dividends, (v) to make other payments affecting restricted subsidiaries, (vi) to enter into certain transactions with affiliates, and (vii) to merge, consolidate or sell substantially all of our assets. These covenants are subject to a number of qualifications and limitations, and in certain situations, a cross default provision. As of September 30, 2011, we were in compliance with all covenants in the indenture governing the 2019 Notes.
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
Credit Facilities
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
Interest on borrowings under the Corporate Credit Facility will be based on either, at our election, LIBOR plus an initial applicable margin of 2.75% or at a defined prime rate plus an initial applicable margin of 1.75%. The amended facility also provides for MEMC to pay various fees, including a commitment fee of 0.50% on the lenders' unused commitments. The amended facility contains covenants which are typical for credit arrangements of this size, including covenants relating to a consolidated interest charge ratio, consolidated leverage ratio and a minimum liquidity ratio. There is also a cross default provision which may be triggered in certain situations.

As part of the amended and restated Corporate Credit Facility, we incurred debt issuance costs of $4.6 million, which is amortized into the condensed consolidated statement of operations over the three-year term of the facility. As of September 30, 2011, we had no outstanding borrowings under this facility. Outstanding third party letters of credit backed by this facility at such date were $117.4 million. As of September 30, 2011, we were in compliance with all covenants contained in the agreement governing this facility.

On September 30, 2011, SunEdison amended and restated its non-recourse project construction financing revolver, which has a term of three years, from $50.0 million to $300.0 million. Interest on borrowings under the agreement will be based on our election at LIBOR plus an applicable margin (currently 3.50%) or at a defined prime rate plus an applicable margin (currently 2.50%). The construction financing revolver also requires SunEdison to pay various fees, including a commitment fee

(currently 1.10%). The construction financing revolver will be used to support the construction costs of utility and rooftop solar projects throughout the United States and Canada. The capital is immediately available. The construction loans are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and will be secured by a pledge of the collateral including the project contracts and equipment. Because this is non-recourse financing, the covenants relate specifically to the collateral amounts and transfer of right restrictions. As of September 30, 2011, there was $97.4 million outstanding on this construction revolver.
Finance and Capital Lease Obligations
We have short-term committed financing arrangements, renewable annually, of approximately $55.4 million at September 30, 2011, of which there were no short-term borrowings outstanding at September 30, 2011. Of the $55.4 million committed short-term financing arrangements, $37.6 million is unavailable because of the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.
We have long-term committed financing arrangements of approximately $1,002.5 million at September 30, 2011, of which $573.6 million is outstanding, including the $550.0 million for the 2019 Notes. Of the $1,002.5 million committed long-term financing arrangements, $135.2 million is unavailable because it relates to the issuance of third party letters of credit. We pay commitment fees of up to 1.0% on the committed loan agreements.
Our solar energy systems for which we have short-term debt, capital lease and finance obligations are included in separate legal entities. The short-term debt, capital lease and finance obligations of $155.0 million, $114.8 million and $1,016.4 million, respectively, except for $36.1 million of finance obligations, have recourse to those separate legal entities but no recourse to MEMC or the SunEdison parent under the terms of the applicable agreements. These obligations may also include limited guarantees by MEMC or the SunEdison parent related to operations, maintenance and certain indemnities. The recourse finance obligations above are collateralized by the related solar energy system assets.
The capital leases for equipment and other debt of $73.7 million contains $72.0 million that relates to a long-term supply agreement executed in 2008 that conveys to MEMC the right to use specific property, plant and equipment and is therefore considered a lease arrangement. The underlying leased property, plant and equipment was placed into service during the second quarter of 2011, at which time the related assets and corresponding capital lease obligation was capitalized.
On March 31, 2011, one of SunEdison's project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $120.0 million, of which $102.9 million is available as of September 30, 2011. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.
On September 27, 2011, one of SunEdison's subsidiaries executed an amended and restated master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $295.0 million, of which $122.0 million is available as of September 30, 2011. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.
As of September 30, 2011, MEMC has approximately $224.9 million of potential financing available for future solar energy systems under three such master lease agreements, subject to acceptance of specific systems by the master lease trustee.

In the September 2011 acquisition of FRV U.S., MEMC assumed solar energy system debt with a carrying value of $148.3 million, all of which is non-recourse and collateralized by the assets of the specific projects. Of this amount, $49.3 million is a short-term construction loan which terminates upon the construction of a specific project and the remaining $99.0 million is project related finance obligations which require varying principal and interest payments through their maturity dates, ranging from 2017 through 2033. The maturity dates on the finance obligations are the same date as the termination of the underlying projects to which they relate. In conjunction with our preliminary purchase accounting for the FRV U.S., the project related finance obligations were increased $11.0 million to $110.0 million to reflect fair value.

The schedule of principal payments on long-term debt (including consolidated VIEs and excluding non-recourse financing sale leaseback finance obligations) is as follows:

In millions	As of September 30, 2011
October 1, 2011 through December 31, 2011	$55.6
2012	38.2
2013	19.6
2014	19.4
2015	20.7
Thereafter	864.6
Total	$1,018.1
As of September 30, 2011, the aggregate amounts of minimum lease payments on our financing sale leaseback transactions are $548.7 million. Future payments from 2011 through 2015 are as follows:

In millions	As of September 30, 2011
October 1, 2011 through December 31, 2011	$42.2
2012	$38.4
2013	$33.3
2014	$31.8
2015	$30.0

(12)	Stockholders’ Equity
The following table presents the change in total stockholders' equity for the nine months ended September 30, 2011:

In millions	MEMC Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 1, 2011	$2,251.7	$43.9	$2,295.6
Net (loss) income	(51.6)	16.5	(35.1)
Other comprehensive (loss) income, net of tax	(3.6)	1.1	(2.5)
Stock issued for SunEdison contingent consideration	24.5	—	24.5
Stock plans, net	26.9	—	26.9
Acquired noncontrolling interests	—	57.7	57.7
Distributions to noncontrolling interests and other	—	(13.8)	(13.8)
Balance, September 30, 2011	$2,247.9	$105.4	$2,353.3
On February 1, 2011, we issued 2.1 million shares to SunEdison's former unit holders as part of the contingent consideration pursuant to the terms of the acquisition agreement. See Note 3 for further discussion.
Stock-Based Compensation
We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors and consultants. We issue new shares to satisfy stock option exercises. As of September 30, 2011, there were 9.6 million shares authorized for future grant under these plans. Options to employees are generally granted upon hire and annually or semi-annually, usually with four-year vesting, although certain grants have three, four or five-year cliff vesting. No option has a term of more than 10 years. Under our current equity plans, the exercise price of stock options granted equals the market price on the date of the grant.

 The following table presents information regarding outstanding stock options as of September 30, 2011 and changes during the nine months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2010	13,259,245	$21.88
Granted	4,757,894	11.64
Exercised	(10,033)	8.73
Forfeited	(242,520)	16.08
Expired	(114,941)	25.80
Outstanding at September 30, 2011	17,649,645	$19.19	$0.07	8 years
Options exercisable at September 30, 2011	6,000,457	$29.06	$0.07	6 years
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of the third quarter of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2011. This amount can change based on the fair market value of our stock. For the nine months ended September 30, 2011 and September 30, 2010, the total intrinsic value of options exercised and the cash received from option exercises under our option plans were all less than $0.1 million. The actual tax benefit realized for the tax deductions from option exercises for the nine months ended September 30, 2011 and September 30, 2010 was less than $0.1 million.
Our weighted-average assumptions are as follows:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Risk-free interest rate	1.7%	2.1%
Expected stock price volatility	65.7%	67.5%
Expected term until exercise (years)	4	4
Expected dividends	—%	—%

The weighted-average grant-date fair value per share of options granted was $6.16 and $7.34 for the nine months ended September 30, 2011 and 2010, respectively. As of September 30, 2011, $43.8 million of total unrecognized compensation cost related to stock options granted and outstanding as of September 30, 2011 is expected to be recognized over a weighted-average period of 2.7 years.
Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future, provided the stock unit is vested at the time. The following table presents information regarding outstanding restricted stock units as of September 30, 2011 and changes during the nine months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2010	4,017,290
Granted	2,263,303
Converted	(886,220)
Forfeited	(182,914)
Outstanding at September 30, 2011	5,211,459	$30.7	3 years

The weighted-average fair value of restricted stock units per share on the date of grant was $11.29 and $14.79 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

As of September 30, 2011, $30.4 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of 2.6 years.
Stock-based compensation expense for the three months ended September 30, 2011 and September 30, 2010 was $6.7 million and $6.4 million, net of income tax benefit of $3.9 million and $3.6 million, respectively. For the nine months ended September 30, 2011 and September 30, 2010, stock-based compensation expense was $19.8 million and $24.8 million, net of income tax benefit of $11.5 million and $13.7 million, respectively.

(13)	Income Taxes
In general, we record income tax expense (benefit) each quarter based on our best estimate as to the full year's effective tax rate. This estimated tax expense (benefit) is reported based on a pro-ration of the actual income earned in the period divided by the full year forecasted income (loss). There are certain items, however, which are given discrete period treatment and the tax effects of those items are reported in the quarter that such event arises. Items that give rise to discrete recognition include (but are not limited to) finalizing tax authority examinations, changes in statutory tax rates and expiration of a statute of limitations.
The process for calculating income tax expense (benefit) includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and tax planning strategies. The tax planning strategies include altering the timing and amount of payments from non-U.S. subsidiaries to our U.S. operations. Of the cash, cash equivalents, and short-term investments at September 30, 2011, approximately $557.5 million was held by our foreign subsidiaries and are subject to repatriation tax effects. We presently have a three year cumulative loss in the U.S. for income tax accounting purposes and are relying upon projected future pre-tax and taxable income of our restructured U.S. operations and tax planning strategies in determining the realization of the deferred tax assets. Reportable U.S. GAAP income from SunEdison's financing sale-leaseback transactions in the U.S. is deferred until the end of the lease term through the non-cash extinguishment of the debt, generally 20-25 years. However, sale-leaseback transactions generate current U.S. taxable income at the time of the sale, with the timing differences increasing deferred tax assets. We have experienced a U.S. GAAP loss in the U.S. over the past three years partially as the result of these U.S. GAAP profit deferrals. While our projections of U.S. GAAP income would more likely than not allow utilization of the U.S. deferred tax assets, in the event income projections fall short of expectations, the inability to utilize these deferred tax assets could result in a material non-cash valuation allowance against the deferred tax assets.
Use of tax planning strategies and anticipated taxable income from third quarter transactions resulted in the determination that an additional $8.6 million and $15.8 million of deferred tax assets in the three and nine months ended September 30, 2011, respectively, would be realized with a corresponding reduction of a valuation allowance on the U.S. deferred tax assets. In arriving at these judgments, the weight given to the potential effect of all positive and negative evidence is commensurate with the extent to which it can be objectively verified. The total deferred tax assets as of September 30, 2011 and December 31, 2010 were $275.8 million and $172.7 million, respectively.
We are subject to income taxes in the United States and numerous foreign jurisdictions. From time to time, we are subject to income tax audits in these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits, or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total reserve for uncertain tax positions increased $13.1 million during the nine months ended September 30, 2011 due to tax benefits claimed by certain foreign subsidiaries. A majority of these exposures relate to timing differences and accordingly, the offset was primarily recorded to deferred taxes. The total reserves for uncertain tax positions as of September 30, 2011 and December 31, 2010 were $45.2 million and $32.1 million, respectively.
We are currently under examination by the Internal Revenue Service ("IRS") for the 2008, 2009 and 2010 tax years. Additionally, due to the carryback of our 2009 net operating loss for utilization against the 2007 tax liability, the IRS has re-opened the 2007 tax year for further review. We are also under examination by certain foreign tax jurisdictions. We believe it is reasonably possible that some portions of these examinations could be completed within the next twelve months; however, the results of these examinations and any potential settlements are not estimable at this time.

(14)	Variable Interest Entities
Variable interest entities ("VIEs") are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders, as a group, lack one of more of the following characteristics: (a) ability to make decisions, (b) obligation to absorb expected losses, or (c) right to receive expected residual returns. SunEdison may establish joint ventures with non-related parties to share in the risks and rewards associated with solar energy system development, which are facilitated through equity ownership of a project company. We consolidate these project companies if we maintain the power to direct the activities which most significantly impact the project company's performance and share significantly in the risks and rewards of the project company.
We are the primary beneficiary of eight VIEs in solar energy projects that we consolidated as of September 30, 2011, four of which existed and were consolidated as of December 31, 2010. The remaining four entities were acquired as part of the FRV U.S. acquisition and were reflected as VIEs at September 30, 2011. This classification is pending the finalization of our accounting for the acquisition in the fourth quarter of 2011. As discussed in Note 10, we have only preliminarily estimated the fair value of the assets and liabilities acquired in the acquisition of FRV U.S., which includes the assets and liabilities of the acquired consolidated VIEs. Given the preliminary nature of our estimates, no fair value adjustments have been pushed down to the carrying values of the VIEs acquired in the FRV U.S. acquisition for the quarter ended September 30, 2011. During the nine months ended September 30, 2011, four solar energy system project companies that were consolidated as of December 31, 2010 were sold and deconsolidated.
The carrying amounts and classification of our consolidated VIEs' assets and liabilities included in our consolidated financial statements, exclusive of any purchase accounting adjustments as discussed above, are as follows:

In millions	As of September 30, 2011	As of December 31, 2010
Current assets	$77.7	$173.0
Noncurrent assets	426.1	63.1
Total assets	$503.8	$236.1
Current liabilities	$85.9	$38.5
Noncurrent liabilities	184.9	107.8
Total liabilities	$270.8	$146.3

The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources. The Company has not identified any material VIEs during the nine months ended September 30, 2011, for which we determined that we were not the primary beneficiary and thus did not consolidate.

(15)	Deferred Revenue and Profit
Deferred revenue and profit consists of the following:

In millions	As of September 30, 2011	As of December 31, 2010
Deferred revenue and profit for solar energy systems:
Short-term deposits on solar energy systems	$170.8	$8.8
Profit deferrals on solar energy system sales	95.3	63.2
Deferred subsidy revenue	19.5	11.8
Total solar energy system deferred revenue and profit	$285.6	$83.8
Semiconductor and Solar Materials deferred revenue:
Short-term deferred revenue	$7.6	$—
Long-term deferred revenue	51.9	115.2
Total Semiconductor and Solar Materials deferred revenue	$59.5	$115.2
Total deferred revenue and profit	$345.1	$199.0

On June 30, 2011, we resolved our long-term solar wafer supply agreement with Suntech. Under the terms of the supply agreement, which was originally signed in July 2006, MEMC was to supply solar wafers to Suntech over a 10-year period, with pre-determined pricing, on a take-or-pay basis beginning in January 2007. As part of the original supply agreement, Suntech advanced funds to MEMC in the form of a security deposit. As part of a separate agreement, MEMC also received a warrant to purchase up to a 4.99% equity stake in Suntech. Suntech has agreed to fulfill its contractual take-or-pay commitment to MEMC for $120.0 million for product delivered and to be delivered by MEMC. The consideration was comprised of the retention by MEMC of $53.0 million of cash previously deposited by Suntech under the supply agreement and currently held by MEMC, and a commitment to pay a total of $67.0 million in four equal installments in July 2011, October 2011, January 2012, and April 2012. MEMC received the first two payments and the collectability on the remaining balance is considered reasonably assured because Suntech has established an irrevocable letter of credit which has no drawing conditions other than the passage of time. MEMC has retained the Suntech warrant originally issued to MEMC in July 2006, which had a related unamortized balance recorded in deferred revenues of $56.4 million prior to the resolution of the long-term solar wafer supply agreement. These three components totaled $176.4 million, of which $149.4 million was recorded to revenue during the second quarter of 2011, $19.4 million was recorded during the third quarter of 2011, and $7.6 million remains deferred as of September 30, 2011. The deferred revenue will be recognized as revenue as we complete our remaining performance commitments scheduled to be completed by March 31, 2012. The retention of the deposit in satisfaction of the take or pay requirement has been classified as an operating cash inflow in the condensed consolidated statement of cash flows.

(16)	Commitments and Contingencies
Purchase Obligations
We maintain long-term agreements with multiple suppliers in connection with the purchase of certain raw materials and long-term agreements with multiple subcontractors to manufacture solar wafers for us. We have provided refundable deposits to these suppliers of $103.7 million and $88.7 million as of September 30, 2011 and December 31, 2010, respectively. These deposits are refundable to the extent we fulfill our minimum take-or-pay requirements.
Charges of $37.4 million during the nine months ended September 30, 2011 and $2.6 million and $4.9 million during the three and nine months ended September 30, 2010, respectively, were recorded to cost of goods sold related to the estimated probable shortfall to purchase obligations associated with certain take-or-pay agreements we have with suppliers. During the quarter ended September 30, 2011, we revised our estimate of probable loss based on changes in the expected performance under the agreements which occurred in the quarter ended September 30, 2011, resulting in a reduction of cost of goods sold of approximately $15.0 million. It is possible that there may be additional losses in the future which could be material; however, such amounts are not reasonably estimable at this time. In addition, we also entered into foreign currency forwards to hedge against the fluctuation of foreign currencies related to future purchases under certain of these take-or-pay arrangements. Because it was no longer probable that we would execute these foreign currency denominated transactions, those contracts were no longer considered cash flow hedges for accounting purposes, and we recorded a gain on hedges of $14.2 million to other income during the quarter ended June 30, 2011 and a subsequent loss upon liquidation of the hedges of $6.6 million during the three months ended September 30, 2011.
Contingent Consideration
Contingent consideration was recorded in connection with the September 2, 2011 acquisition of FRV U.S. The amount payable is based on FRV U.S. achieving certain milestones in the development of specific solar energy systems over a defined time period. The maximum payout under this arrangement is $103.6 million, with up to $4.0 million being payable on or about December 31, 2011 and up to $99.6 million being payable in the first half of 2012, depending on when the milestones are achieved. Certain amounts of the contingent consideration will be allocated to employees and be recorded as compensation expense as employees render their services. In conjunction with the opening balance sheet purchase accounting for the FRV U.S. acquisition, we recorded the contingent consideration at its preliminary estimated fair value of $71.0 million, which is also the balance as of September 30, 2011. Any future revisions to the fair value of the contingent consideration after the valuation is finalized, which could be material, will be recorded to the condensed consolidated statement of operations.
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
Contingent consideration may also be due to the former Solaicx shareholders if certain operational criteria are met from July 1,

2010 through December 31, 2011. The amount payable is based on Solaicx achieving revenues of at least $60.0 million during such time period, up to a maximum revenue target of $71.8 million, with the payout on a linear basis between those two amounts. This would entitle the former Solaicx shareholders to up to an additional $27.6 million of a combination of cash and MEMC common stock, with the number of shares fixed at the date of the acquisition agreement. As of September 30, 2011, the market value of the MEMC common stock has decreased since the date of the acquisition, and therefore reduced the fair value of this liability. During the three and nine months ended September 30, 2011 the liability was reduced by $6.5 million and $13.5 million, respectively. The current balance of $13.9 million is based on the estimated fair value of the contingent consideration as of September 30, 2011. Future revisions to the estimated fair value of the contingent consideration could be material to the statement of operations.
Contingent consideration was recorded in connection with three other entities acquired by SunEdison during 2011. The amount payable in cash is based on the entities achieving specific milestones in the development, installation, and interconnection of solar energy systems. As of September 30, 2011, the amount accrued as fair value under these arrangement was $33.9 million and the aggregate maximum payouts which could occur under these arrangements is $72.8 million. Future revisions to the estimated fair value of the contingent consideration could be material.
Commitments
Indemnification
We have agreed to indemnify some of our Semiconductor Materials and Solar Materials customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of September 30, 2011.
We generally warrant the operation of our solar energy systems for a period of time. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of historical material warranty claims and expected future claims, we have not recorded a warranty accrual related to solar energy systems as of September 30, 2011. We may also indemnify our customers for tax credits associated with the systems we construct and sell and then leaseback. During the nine months ended September 30, 2011, we made additional payments under the terms of the lease agreements to indemnify our sale leaseback customers for approximately $6.7 million for shortfalls in amounts approved by the U.S. Treasury Department related to the Grant in Lieu program tax credits. We are working with our sale leaseback customers and the U.S. Treasury Department to recover these shortfalls. We believe additional exposures to such payments are not probable and/or estimable at this time.

In connection with certain contracts to sell solar energy systems directly or as sale-leasebacks, SunEdison has guaranteed the systems' performance for various time periods following the date of interconnection. Also, under separate operations and maintenance services agreements, SunEdison has guaranteed the uptime availability of the systems over the term of the arrangements, which may last 20 years. To the extent there are shortfalls in either of the guarantees, SunEdison is required to indemnify the purchaser up to the guaranteed amount through a cash payment. The maximum losses that SunEdison may be subject to for non-performance are contractually limited by the terms of each executed agreement.
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
S.O.I.TEC Silicon on Insulator Technologies S.A. v. MEMC Electronic Materials, Inc.
On May 19, 2008, Soitec and Commissariat A L'Energie Atomique (“CEA”) filed a complaint against MEMC in the U.S. District Court for the District of Delaware (Civil Action No. 08-292) alleging infringement, including willful infringement, by MEMC of three U.S. patents related to silicon-on-insulator technology, and requested damages and an injunction. Soitec and CEA filed an amended complaint on July 21, 2009, adding a fourth, related patent to the lawsuit. MEMC filed a counterclaim against Soitec for infringement of one of MEMC's U.S. patents. The Court bifurcated the case into two phases, a first liability phase, which, to the extent liability is found, will be followed by a second damages phase. In a memorandum opinion dated October 13, 2010, the Court found that all of MEMC's current products and processes do not infringe any valid claim of the four asserted Soitec patents.

The Court held a jury trial from October 25, 2010 to November 2, 2010. After the Court's October 13, 2010 ruling in favor of MEMC, the only remaining claim that Soitec continued to assert at trial was a single patent claim directed against some mono-implant research and development efforts conducted by MEMC approximately four to six years ago, none of which have occurred since 2006, and none of which are material or relevant to the current operations at MEMC. MEMC continued to assert at trial its counterclaim for infringement of MEMC's patent. On November 2, 2010, the jury found that certain of Soitec's wafers infringed the patent asserted by MEMC at trial. The jury also found that one of the Soitec patent claims was valid. This single patent claim covers MEMC's mono-implant research and development efforts that ended in 2006. On July 13, 2011, the court denied all post trial motions. Soitec subsequently filed an appeal and MEMC filed a cross-appeal. The damages phase of this trial will likely occur after the appeal. We believe that Soitec and CEA's suit against us has no merit, and we are asserting a vigorous defense against these claims, as well as our infringement counterclaim. Although it is not possible to predict the outcome of such matters, we believe that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position, cash flows or results of operations.
Semi-Materials Co., Ltd. v. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.
On September 28, 2006, Semi-Materials Co., Ltd. (“Semi-Materials”) filed a complaint against MEMC in the U.S. District Court for the Eastern District of Missouri (Case No. 4:06-CV-01426-FRB) alleging breach of contract, unjust enrichment, fraud, and conversion, and seeking specific performance, all related to a series of purchase orders for chunk polysilicon and polysilicon solar ingot. This litigation resulted in a trial which commenced on February 22, 2011. On March 2, 2011, the jury found for MEMC on the fraud and unjust enrichment claims made by Semi-Materials against the Company. The jury found for Semi-Materials on the breach of contract claim, awarding damages to Semi-Materials of $19.0 million. Approximately $5.1 million of this amount relates to an amount previously recorded by MEMC. MEMC believes that the jury award was calculated not based on the actual harm suffered by Semi-Materials for the alleged failed deliveries, but based on the difference between the price under the alleged 2005 purchase orders and the price of polysilicon in November 2006 (after polysilicon prices had risen substantially throughout 2006). MEMC has filed a post-trial motion for judgment as a matter of law attacking the verdict on various bases including the damage amount awarded (as MEMC believes the damages do not accurately measure any damages suffered by Semi-Materials and results in a windfall to Semi-Materials). Semi-Materials has filed a post-trial motion seeking prejudgment interest. Both post-trial motions are fully briefed, and the Court is expected to rule on the motions in the coming weeks. MEMC intends to appeal the case to the Eighth Circuit. The appellate deadlines will be determined based upon the Court's disposition of the parties' post-trial motions. During the first quarter of 2011, MEMC recorded $13.9 million to marketing and administration expenses as a result of the jury verdict pending the appeal.

On March 31, 2008, Semi-Materials and its affiliate SMC Shanghai (“SMC”) filed two additional lawsuits against MEMC, one in the United States District Court for the Southern District of Texas (Case No. 4:08-CV-00991) (the “Texas Action”) and another in the United States District Court for the Eastern District of Missouri (Case No. 4:08-CV-00434-JCH) (the “Missouri Action”). In both cases, Semi-Materials and SMC alleged that: (i) MEMC Pasadena, Inc. (“MEMC Pasadena”) breached an agreement with SMC for SMC to act as MEMC's exclusive sales agent in China; (ii) MEMC Pasadena breached an agreement with Semi-Materials for Semi-Materials to act as MEMC Pasadena's exclusive sales agent in Korea; (iii) MEMC tortiously interfered with the purported sales agency agreements among MEMC Pasadena and SMC and Semi-Materials; and (iv) MEMC tortiously interfered with a separate sales agency agreement Semi-Materials claimed existed with an unrelated party. In the Missouri Action, Semi-Materials also claimed that MEMC tortiously interfered with an expectancy for an on-going business relationship Semi-Materials claimed existed with the unrelated party. Upon MEMC's motions for summary judgment in the Missouri Action, the Court dismissed the claim that MEMC tortiously interfered with the purported sales agency agreements, and a claim that MEMC tortiously interfered with an alleged sales agency agreement between Semi-Materials and the unrelated party. The Court also granted MEMC partial summary judgment as to the scope of the sales transactions on which plaintiffs could base their alleged damages for breach of contract. The remaining claims were tried before a jury between January 4 and January 12, 2010. At trial, the jury found in favor of Semi-Materials and SMC on their respective claims for breach of contract against MEMC Pasadena, awarding a verdict of $0.2 million, and found in favor of MEMC on Semi-Materials' claim for tortious interference with an expectancy of an ongoing business relationship with the unrelated party. MEMC Pasadena filed a post-trial motion for judgment as a matter of law as to the breach of contract claims on which the jury found in favor of Semi-Materials and SMC, which the Court denied. Semi-Materials and SMC filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit concerning aspects of the Court's summary judgment rulings that pertained to the plaintiffs' alleged damages on their breach of contract claims. MEMC Pasadena filed a notice of cross-appeal concerning the Court's entry of judgment based upon the jury verdict and the Court's denial of MEMC's motion for judgment as a matter of law. The oral argument in this appeal occurred on April 11, 2011, and the Court of Appeals issued its decision on September 14, 2011. The Court of Appeals reversed the District Court's damages-related summary judgment ruling. The Court of Appeals also denied MEMC Pasadena's cross-appeal and remanded the case to the trial court for further proceedings. MEMC Pasadena filed a Petition for Panel Rehearing in the Court of Appeals based on a number of legal and factual issues that MEMC Pasadena believes the panel had overlooked or misapprehended, which Petition for Panel Rehearing was denied on October 27, 2011. No discovery has been undertaken in the Texas Action, and it has been stayed.

We do not believe that the Semi-Materials cases, in whole or in part, will have a material adverse effect on us. Due to uncertainty regarding the litigation process, the outcome of these matters are unpredictable, damages could be substantial, and the results of these cases could be unfavorable for MEMC.

Minneapolis Firefighters' Relief Association v. MEMC Electronic Materials, Inc., et al.
On September 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff Minneapolis Firefighters' Relief Association asserting claims against MEMC and Nabeel Gareeb, MEMC's former Chief Executive Officer. On October 10, 2008, a substantially similar putative class action lawsuit was filed by plaintiff Donald Jameson against MEMC, Mr. Gareeb and Ken Hannah, MEMC's former Chief Financial Officer and currently MEMC's Executive Vice President and President-Solar Materials. These cases purportedly are brought on behalf of all persons who acquired shares of MEMC's common stock between June 13, 2008 and July 23, 2008, inclusive (the “Class Period”). Both complaints allege that, during the Class Period, MEMC failed to disclose certain material facts regarding MEMC's operations and performance, which had the effect of artificially inflating MEMC's stock price in violation of Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”). Plaintiffs further allege that Messrs. Gareeb and Hannah are subject to liability under Section 20(a) of the Exchange Act as control persons of MEMC. Plaintiffs seek certification of the putative class, unspecified compensatory damages, interest and costs, as well as ancillary relief. On December 12, 2008, these actions were consolidated, and the Court appointed Mahendra A. Patel as lead plaintiff. Plaintiff filed a consolidated amended complaint on February 23, 2009. Defendants filed a motion to dismiss the consolidated amended complaint, which was fully briefed by the parties by June 24, 2009. On March 8, 2010, the Court dismissed the consolidated class action complaint with prejudice. On March 31, 2010, plaintiff filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit. Oral argument for this appeal occurred on April 12, 2011.  After hearing oral argument, the United States Court of Appeals for the Eighth Circuit affirmed the dismissal with prejudice on June 17, 2011.  Plaintiffs did not appeal the Eighth Circuit's decision to the United States Supreme Court.
Jerry Jones v. MEMC Electronic Materials, Inc., et al.
On December 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff, Jerry Jones, purportedly on behalf of all participants in and beneficiaries of MEMC's 401(k) Savings Plan (the “Plan”) between September 4, 2007 and December 26, 2008, inclusive. The complaint asserted claims against MEMC and certain of its directors, employees and/or other unnamed fiduciaries of the Plan. The complaint alleges that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act, generally asserting that the defendants failed to make full disclosure to the Plan's participants of the risks of investing in MEMC's stock and that the Company's stock should not have been made available as an investment alternative in the Plan. The misstatements alleged in the complaint significantly overlap with the misstatements alleged in the federal securities class action described above.
On June 1, 2009, an amended class action complaint was filed by Mr. Jones and another purported participant of the Plan, Manuel Acosta, which raises substantially the same claims and is based on substantially the same allegations as the original complaint. However, the amended complaint changes the period of time covered by the action, purporting to be brought on behalf of beneficiaries of and/or participants in the Plan from June 13, 2008 through the present, inclusive. The amended complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in MEMC's stock, equitable relief and an award of attorney's fees. No class has been certified and discovery has not begun. The Company and the named directors and employees filed a motion to dismiss the complaint, which was fully briefed by the parties as of October 9, 2009. The parties each subsequently filed notices of supplemental authority and corresponding responses. On March 17, 2010, the court denied the motion to dismiss. The MEMC defendants filed a motion for reconsideration or, in the alternative, certification for interlocutory appeal, which was fully briefed by the parties as of June 16, 2010. The parties each subsequently filed notices of supplemental authority and corresponding responses. On October 18, 2010, the court granted the MEMC defendants' motion for reconsideration, vacated its order denying the MEMC defendants' motion to dismiss, and stated that it will revisit the issues raised in the motion to dismiss after the parties supplement their arguments relating thereto. Both parties filed briefs supplementing their arguments on November 1, 2010. On June 28, 2011, plaintiff Jerry Jones filed a notice of voluntary withdrawal from the action. On June 29, 2011, the Court entered an order withdrawing Jones as one of the plaintiffs in this action.  The parties each have continued to file additional notices of supplemental authority and responses thereto.
MEMC believes the above class action is without merit, and we will assert a vigorous defense. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome or resolution of the foregoing class action proceedings or estimate the amounts of, or potential range of, loss with respect to these proceedings. An unfavorable outcome could have a material adverse impact on our business, results of operations and financial condition. We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorney's fees, judgments, fines and settlements, arising from actions such as the lawsuits described above (subject to certain exceptions, as described in the indemnification agreements).

From time to time, we may conclude it is in the best interests of our stockholders, employees, vendors and customers to settle one or more litigation matters, and any such settlement could include substantial payments; however, other than as may be noted above, we have not reached this conclusion with respect to any particular matter at this time. There are a variety of factors that influence our decision to settle any particular individual matter, and the amount we may choose to pay or accept as payment to settle such matters, including the strength of our case, developments in the litigation (both expected and unexpected), the behavior of other interested parties, including non-parties to the matter, the demand on management time and the possible distraction of our employees associated with the case and/or the possibility that we may be subject to an injunction or other equitable remedy. It is difficult to predict whether a settlement is possible, the amount of an appropriate settlement or when is the opportune time to settle a matter in light of the numerous factors that go into the settlement decision.

(17)	Reportable Segments

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2011	2010	2011	2010
Net sales:
Semiconductor Materials	$268.4	$261.1	$795.2	$730.0
Solar Materials	199.4	220.5	848.8	546.2
Solar Energy	48.4	21.5	353.7	112.9
Consolidated net sales	$516.2	$503.1	$1,997.7	$1,389.1
Operating (loss) income:
Semiconductor Materials	$18.5	$26.2	$30.3	$42.6
Solar Materials	(65.3)	17.6	63.3	48.8
Solar Energy	(29.6)	(7.2)	(44.6)	(4.8)
Corporate and Other	(27.4)	(26.7)	(101.3)	(88.7)
Consolidated operating (loss) income	$(103.8)	$9.9	$(52.3)	$(2.1)
Interest expense:
Semiconductor Materials	$(0.5)	$(1.3)	$(1.2)	$(1.0)
Solar Materials	1.2	—	2.3	0.1
Solar Energy	7.1	5.0	19.3	21.0
Corporate and other	12.9	1.4	30.5	3.1
Consolidated interest expense	$20.7	$5.1	$50.9	$23.2
Depreciation and amortization:
Semiconductor Materials	$31.2	$27.5	$92.8	$79.9
Solar Materials	18.0	9.5	47.7	23.7
Solar Energy	7.9	6.5	21.2	16.0
Consolidated depreciation and amortization	$57.1	$43.5	$161.7	$119.6
Capital expenditures:
Semiconductor Materials	$36.0	$36.6	$120.7	$87.1
Solar Materials	43.8	58.2	263.3	148.4
Solar Energy (1)	244.3	67.4	472.6	179.4
Corporate and other	1.7	0.5	4.0	0.6
Consolidated capital expenditures	$325.8	$162.7	$860.6	$415.5
__________________________

(1)
Consists primarily of construction of solar energy systems of $243.5 million and $470.2 million in the three and nine months ended September 30, 2011, respectively, and $66.9 million and $178.6 million in the three and nine months ended September 30, 2010, respectively.

Semiconductor Materials

Due to the earthquake in Japan on March 11, 2011, our semiconductor wafer production in Japan was suspended from that time through April 12, 2011. Because of the unplanned downtime and damages to the plant, we recorded $2.9 million and $26.4 million as period charges to operating margin in the three and nine months ended September 30, 2011, with $0.0 million and $15.8 million, respectively, recorded to cost of goods sold due to the under absorption of costs, inventory adjustments, and asset impairment charges. We had no similar adjustments during the first nine months of 2010.
Solar Materials

During the three and nine months ended September 30, 2011 there was $19.4 million and $168.8 million, respectively, of revenue recognized as part of the Suntech wafer supply contract resolution (see Note 15).
We recognized a reduction of cost of goods sold of $15.0 million due to a change in our estimate of the probable shortfall to our purchase obligations for the three months ended September 30, 2011. Charges of $37.4 million during the nine months ended September 30, 2011 and $2.6 million and $4.9 million during the three and nine months ended September 30, 2010, respectively, were recorded to cost of goods sold related to the estimated probable shortfall to our purchase obligations associated with certain take-or-pay agreements we have with suppliers for raw materials (see Note 16).
We recorded inventory charges of approximately $16.7 million in the three months ended September 30, 2011 for the Solar Materials segment, primarily related to the underutilization of our Kuching solar wafering plant as we implement new technologies.
 Equity in earnings of joint venture, net of tax of $4.5 million in the nine months ended September 30, 2011, relates to the Zhenjiang Huantai and SMP joint ventures, which are part of our Solar Materials segment. Equity in earnings of joint venture, net of tax of $7.2 million in the nine months ended September 30, 2010, relates to the joint venture with Q-Cells and is part of our Solar Materials segment.
We recorded a goodwill impairment of $56.4 million for the Solar Materials segment in the three and nine months ended September 30, 2011 (see Note 10).
Solar Energy
The Solar Energy segment includes $406.8 million of goodwill. We have recorded no impairment on the Solar Energy segment goodwill (see Note 10).
Corporate and other
Approximately $13.1 million of net expenses were recorded in Corporate and other, related to legal cases during the quarter ended March 31, 2011. Because the business decision resulting in this litigation affected multiple segments, these expenses were recorded to Corporate and other. The remaining portion of expenses recorded to Corporate included stock-based compensation expense, general corporate marketing and administration costs, research and development administration costs, legal and tax professional services and related costs, and other personnel costs not reflected in the operating segments.
All segments
During the three months ended September 30, 2011, we recorded a net restructuring adjustment of $0.1 million, which was due to favorable changes to previous accrual estimates, offset by charges related to our 2009 U.S. Plan (see Note 2). Of these restructuring and impairment costs, $0.6 million of charges were recorded to the Semiconductor Materials segment and $0.7 million of favorable charges were recorded to the Solar Energy segment in the three months ended September 30, 2011. During the nine months ended September 30, 2011, we recorded restructuring and impairment charges of $13.7 million. In the nine months ended September 30, 2011, $8.9 million was recorded to the Semiconductor Materials segment, $3.5 million was recorded to the Solar Energy segment, and $1.3 million was recorded to the Solar Materials segment. A majority of the 2010 restructuring expenses were recorded to the Semiconductor Materials segment.
During the second quarter of 2010, we received $11.9 million in net insurance proceeds from our business interruption lost profits claim related to the disruption in production at our Pasadena, Texas facility as a result of Hurricane Ike in 2008. Of this amount, $8.0 million was recorded to our Semiconductor Materials segment and $3.9 million was recorded to our Solar Materials segment. No similar transactions occurred during the first nine months of 2011.

(18)	Unaudited Condensed Consolidating Financial Information
On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019 (the “Original 2019 Notes”). The Original 2019 Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). In connection with the sale of the Original 2019 Notes, the Company entered into a Registration Rights Agreement with the initial purchasers of the Original 2019 Notes, pursuant to which the Company and the Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the Original 2019 Notes for a new issue of substantially identical notes registered under the Securities Act (the “Exchange 2019 Notes” and together with the Original 2019 Notes, the “2019 Notes”). The 2019 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain wholly owned domestic subsidiaries of the Company (the “Subsidiary Guarantors”).
The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the unaudited condensed consolidating financial information separately for:

i.	The Company, as the issuer of the 2019 Notes;

ii.	The Subsidiary Guarantors, on a combined basis;

iii.	The Company's other subsidiaries, on a combined basis, which are not guarantors of the 2019 Notes (the “Subsidiary Non-Guarantors”);

iv.
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among the Company, the Subsidiary Guarantors and the Subsidiary Non-Guarantors, (b) eliminate the investments in the Company's subsidiaries and (c) record consolidating entries; and

v.	The Company and its subsidiaries on a consolidated basis.

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$241.0	$258.5	$864.8	$(848.1)	$516.2
Cost of goods sold	258.2	217.6	779.1	(797.3)	457.6
Gross profit	(17.2)	40.9	85.7	(50.8)	58.6
Operating expenses:
Marketing and administration	30.4	21.2	32.2	—	83.8
Research and development	15.2	3.0	4.1	—	22.3
Goodwill impairment charge	—	56.4	—	—	56.4
Restructuring and impairment charges	0.6	—	(0.7)	—	(0.1)
Operating (loss) income	(63.4)	(39.7)	50.1	(50.8)	(103.8)
Non-operating (income) expense:
Interest expense	11.2	(2.7)	15.8	(3.6)	20.7
Interest income	(0.1)	—	(4.8)	3.6	(1.3)
Decline in fair value of warrant	—	—	4.3	—	4.3
Other, net	(14.5)	(11.0)	16.2	18.4	9.1
Total non-operating (income) expense	(3.4)	(13.7)	31.5	18.4	32.8
(Loss) income before income taxes, equity in earnings of joint venture and investment in subsidiary loss	(60.0)	(26.0)	18.6	(69.2)	(136.6)
Income tax (benefit) expense	(40.6)	(8.2)	7.4	(1.8)	(43.2)
(Loss) income before equity in earnings of joint venture and investment in subsidiary loss	(19.4)	(17.8)	11.2	(67.4)	(93.4)
Investment in subsidiary loss	(75.1)	(38.3)	—	113.4	—
Equity in earnings of joint venture, net of tax	0.1	—	1.1	—	1.2
Net (loss) income	(94.4)	(56.1)	12.3	46.0	(92.2)
Net income attributable to noncontrolling interests	—	(0.1)	(2.1)	—	(2.2)
Net (loss) income attributable to MEMC stockholders	$(94.4)	$(56.2)	$10.2	$46.0	$(94.4)

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2010
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$204.2	$120.8	$536.9	$(358.8)	$503.1
Cost of goods sold	201.8	134.2	451.5	(369.3)	418.2
Gross profit	2.4	(13.4)	85.4	10.5	84.9
Operating expenses:
Marketing and administration	24.8	14.0	20.6	—	59.4
Research and development	9.5	2.1	2.4	—	14.0
Restructuring and impairment charges	1.6	—	—	—	1.6
Operating (loss) income	(33.5)	(29.5)	62.4	10.5	9.9
Non-operating expense (income):
Interest expense	(0.2)	(0.6)	6.4	(0.5)	5.1
Interest income	(0.1)	—	(1.1)	0.5	(0.7)
Increase in fair value of warrant	—	—	(0.2)	—	(0.2)
Other, net	0.8	(7.0)	(5.9)	12.9	0.8
Total non-operating expense (income)	0.5	(7.6)	(0.8)	12.9	5.0
(Loss) income before income taxes, equity in loss of joint venture and investment in subsidiary earnings	(34.0)	(21.9)	63.2	(2.4)	4.9
Income tax (benefit) expense	(35.0)	6.2	15.2	—	(13.6)
Income (loss) before equity in loss of joint venture and investment in subsidiary earnings	1.0	(28.1)	48.0	(2.4)	18.5
Investment in subsidiary earnings	16.6	17.7	—	(34.3)	—
Equity in loss of joint venture, net of tax	—	—	(0.1)	—	(0.1)
Net income (loss)	17.6	(10.4)	47.9	(36.7)	18.4
Net loss (income) attributable to noncontrolling interests	—	0.3	(1.1)	—	(0.8)
Net income (loss) attributable to MEMC stockholders	$17.6	$(10.1)	$46.8	$(36.7)	$17.6

Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$681.4	$510.7	$2,812.4	$(2,006.8)	$1,997.7
Cost of goods sold	710.5	462.2	2,406.1	(1,934.8)	1,644.0
Gross profit	(29.1)	48.5	406.3	(72.0)	353.7
Operating expenses:
Marketing and administration	112.2	64.2	94.4	—	270.8
Research and development	46.0	7.2	11.9	—	65.1
Goodwill impairment charge	—	56.4	—	—	56.4
Restructuring and impairment charges	7.3	0.4	6.0	—	13.7
Operating (loss) income	(194.6)	(79.7)	294.0	(72.0)	(52.3)
Non-operating (income) expense:
Interest expense	25.5	(2.1)	31.8	(4.3)	50.9
Interest income	(0.3)	(0.4)	(6.7)	4.3	(3.1)
Decline in fair value of warrant	—	—	4.6	—	4.6
Other, net	(37.2)	(12.3)	16.0	25.0	(8.5)
Total non-operating (income) expense	(12.0)	(14.8)	45.7	25.0	43.9
(Loss) income before income taxes, equity in earnings of joint venture and investment in subsidiary earnings	(182.6)	(64.9)	248.3	(97.0)	(96.2)
Income tax (benefit) expense	(85.3)	(7.3)	38.7	(2.7)	(56.6)
(Loss) income before equity in earnings of joint venture and investment in subsidiary earnings	(97.3)	(57.6)	209.6	(94.3)	(39.6)
Investment in subsidiary earnings	45.7	74.1	—	(119.8)	—
Equity in earnings of joint venture, net of tax	—	—	4.5	—	4.5
Net (loss) income	(51.6)	16.5	214.1	(214.1)	(35.1)
Net income attributable to noncontrolling interests	—	—	(16.5)	—	(16.5)
Net income attributable to MEMC stockholders	$(51.6)	$16.5	$197.6	$(214.1)	$(51.6)

Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2010
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$612.5	$289.0	$1,547.4	$(1,059.8)	$1,389.1
Cost of goods sold	607.3	284.9	1,333.6	(1,057.8)	1,168.0
Gross profit	5.2	4.1	213.8	(2.0)	221.1
Operating expenses:
Marketing and administration	88.2	42.4	63.6	—	194.2
Research and development	25.8	4.0	6.8	—	36.6
Restructuring and impairment charges	4.3	—	—	—	4.3
Insurance recovery	—	(11.9)	—	—	(11.9)
Operating (loss) income	(113.1)	(30.4)	143.4	(2.0)	(2.1)
Non-operating (income) expense:
Interest expense	(1.3)	1.7	25.8	(3.0)	23.2
Interest income	(0.2)	(2.4)	(5.2)	3.0	(4.8)
Decline in fair value of warrant	—	—	11.9	—	11.9
Other, net	(28.0)	(6.7)	7.2	21.9	(5.6)
Total non-operating (income) expense	(29.5)	(7.4)	39.7	21.9	24.7
(Loss) income before income taxes, equity in (loss) earnings of joint venture and investment in subsidiary earnings	(83.6)	(23.0)	103.7	(23.9)	(26.8)
Income tax (benefit) expense	(66.2)	2.1	23.2	(3.4)	(44.3)
(Loss) income before equity in (loss) earnings of joint venture and investment in subsidiary earnings	(17.4)	(25.1)	80.5	(20.5)	17.5
Investment in subsidiary earnings	40.7	9.2	—	(49.9)	—
Equity in (loss) earnings of joint venture, net of tax	(1.5)	—	8.7	—	7.2
Net income (loss)	21.8	(15.9)	89.2	(70.4)	24.7
Net income attributable to noncontrolling interests	—	—	(2.9)	—	(2.9)
Net income (loss) attributable to MEMC stockholders	$21.8	$(15.9)	$86.3	$(70.4)	$21.8

Unaudited Condensed Consolidating Balance Sheet
September 30, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$228.0	$61.2	$496.9	$—	$786.1
Restricted cash	—	—	114.3	—	114.3
Accounts receivable, net	77.0	9.8	167.2	—	254.0
Inventories	35.7	99.7	323.4	(83.4)	375.4
Solar energy systems held for development and sale	—	58.4	356.3	(16.3)	398.4
Prepaid and other current assets	21.4	4.0	238.1	—	263.5
Total current assets	362.1	233.1	1,696.2	(99.7)	2,191.7
Investments	3.3	5.0	108.5	—	116.8
Investments in subsidiaries	1,785.1	1,148.3	—	(2,933.4)	—
Property, plant and equipment, net:
Semiconductor and Solar Materials, net	84.9	347.5	1,287.7	(34.1)	1,686.0
Solar energy systems, net	—	21.0	1,075.1	104.7	1,200.8
Deferred tax assets, net	138.1	(11.9)	116.2	—	242.4
Restricted cash	—	0.2	18.8	—	19.0
Other assets	41.3	37.6	165.1	—	244.0
Goodwill	—	395.6	11.2	—	406.8
Intangible assets, net	—	175.3	2.8	—	178.1
Total assets	$2,414.8	$2,351.7	$4,481.6	$(2,962.5)	$6,285.6

Unaudited Condensed Consolidating Balance Sheet
September 30, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$1.3	$8.9	$—	$10.2
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations	—	0.2	194.2	—	194.4
Accounts payable	15.4	126.4	659.8	—	801.6
Accrued liabilities	96.6	20.2	152.8	—	269.6
Deferred revenue for solar energy systems	—	31.4	139.4	—	170.8
Contingent consideration related to acquisitions	—	114.1	4.7	—	118.8
Customer deposits	3.0	0.6	50.1	—	53.7
Intercompany (receivable) payable and short term notes	(417.3)	547.3	(130.0)	—	—
Total current liabilities	(302.3)	841.5	1,079.9	—	1,619.1
Long-term debt and capital lease obligations, less current portion	550.0	—	87.1	—	637.1
Long-term solar energy system financing and capital lease obligations, less current portion	—	1.8	1,090.0	—	1,091.8
Pension and post-employment liabilities	23.6	—	31.8	—	55.4
Deferred revenue for solar energy systems	—	1.0	113.8	—	114.8
Semiconductor and Solar Materials deferred revenue	—	—	51.9	—	51.9
Long-term intercompany note (receivable) payable	(218.4)	(8.3)	226.7	—	—
Other liabilities	114.0	6.2	242.0	—	362.2
Total liabilities	166.9	842.2	2,923.2	—	3,932.3
Total MEMC stockholders’ equity	2,247.9	1,509.5	1,453.0	(2,962.5)	2,247.9
Noncontrolling interests	—	—	105.4	—	105.4
Total stockholders’ equity	2,247.9	1,509.5	1,558.4	(2,962.5)	2,353.3
Total liabilities and stockholders’ equity	$2,414.8	$2,351.7	$4,481.6	$(2,962.5)	$6,285.6

Unaudited Condensed Consolidating Balance Sheet
December 31, 2010
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$15.5	$7.2	$684.6	$—	$707.3
Restricted cash	10.7	0.5	32.6	—	43.8
Accounts receivable, net	87.5	8.0	200.5	—	296.0
Inventories	33.3	59.0	163.2	(40.9)	214.6
Solar energy systems held for development and sale	—	8.6	235.8	(6.9)	237.5
Prepaid and other current assets	35.7	26.6	175.8	—	238.1
Total current assets	182.7	109.9	1,492.5	(47.8)	1,737.3
Investments	2.3	15.4	95.0	(2.4)	110.3
Investments in subsidiaries	1,758.8	911.5	—	(2,670.3)	—
Property, plant and equipment, net:
Semiconductor and Solar Materials, net	78.5	328.7	1,083.4	(24.7)	1,465.9
Solar energy systems, net	—	4.2	511.9	51.5	567.6
Deferred tax assets, net	138.1	(27.7)	28.9	—	139.3
Restricted cash	—	0.2	18.5	—	18.7
Other assets	25.2	19.9	132.5	—	177.6
Goodwill	—	342.7	—	—	342.7
Intangible assets, net	—	52.5	—	—	52.5
Total assets	$2,185.6	$1,757.3	$3,362.7	$(2,693.7)	$4,611.9

Unaudited Condensed Consolidating Balance Sheet
December 31, 2010
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$2.8	$3.6	$—	$6.4
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations	—	0.3	65.4	—	65.7
Accounts payable	20.9	115.9	608.7	—	745.5
Accrued liabilities	71.5	34.6	152.3	—	258.4
Deferred revenue for solar energy systems	—	—	8.8	—	8.8
Contingent consideration related to acquisitions	—	106.4	—	—	106.4
Customer deposits	0.1	0.6	92.2	—	92.9
Intercompany (receivable) payable and short-term notes	(93.9)	131.9	(38.0)	—	—
Total current liabilities	(1.4)	392.5	893.0	—	1,284.1
Long-term debt and capital lease obligations, less current portion	—	—	20.5	—	20.5
Long-term solar energy system financing and capital lease obligations, less current portion	—	3.9	586.2	—	590.1
Pension and post-employment liabilities	28.6	—	25.5	—	54.1
Deferred revenue for solar energy systems	—	0.7	74.3	—	75.0
Semiconductor and Solar Materials deferred revenue	—	—	115.2	—	115.2
Long-term intercompany note (receivable) payable	(125.2)	(23.6)	148.8	—	—
Other liabilities	31.9	2.8	142.6	—	177.3
Total liabilities	(66.1)	376.3	2,006.1	—	2,316.3
Total MEMC stockholders’ equity	2,251.7	1,381.0	1,312.7	(2,693.7)	2,251.7
Noncontrolling interests	—	—	43.9	—	43.9
Total stockholders’ equity	2,251.7	1,381.0	1,356.6	(2,693.7)	2,295.6
Total liabilities and stockholders’ equity	$2,185.6	$1,757.3	$3,362.7	$(2,693.7)	$4,611.9

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(196.7)	$91.9	$179.8	$86.3	$161.3
Cash flows from investing activities:
Capital expenditures	(21.1)	(40.3)	(329.0)	—	(390.4)
Construction of solar energy systems	—	—	(372.3)	(97.9)	(470.2)
Purchases of cost and equity method investments	(1.1)	(5.0)	(44.3)	—	(50.4)
Proceeds from return of equity method investments	70.0	13.7	—	—	83.7
Change in Restricted cash	—	0.5	(83.5)	—	(83.0)
Payments to vendors for refundable deposits on long-term agreements	—	(14.4)	(0.1)	—	(14.5)
Proceeds from sale of property, plant and equipment	—	—	37.1	—	37.1
Cash paid for acquisition, net of cash acquired	—	(160.6)	(2.0)	—	(162.6)
Equity infusions or investments in subsidiaries	(1.1)	1.1	—	—	—
Other	1.4	0.4	(14.0)	11.6	(0.6)
Net cash provided by (used in) investing activities	48.1	(204.6)	(808.1)	(86.3)	(1,050.9)
Cash flows from financing activities:
Proceeds from Senior notes issuance	550.0	—	—	—	550.0
Cash paid for SunEdison acquisition contingent consideration	—	(50.2)	—	—	(50.2)
Proceeds from solar energy system financing and capital lease obligations	—	—	694.8	—	694.8
Repayments of solar energy system financing and capital lease obligations	—	(1.8)	(120.3)	—	(122.1)
Net repayments of customer deposits related to long-term supply agreements	—	(1.4)	(55.9)	—	(57.3)
Principal payments on long-term debt	—	—	(1.8)	—	(1.8)
Common stock repurchased	(2.8)	—	—	—	(2.8)
Dividends to noncontrolling interest	—	—	(15.2)	—	(15.2)
(Repayment of) collection of intercompany debt	(167.9)	220.2	(52.3)	—	—
Debt financing fees	(18.0)	—	(16.8)	—	(34.8)
Net cash provided by financing activities	361.3	166.8	432.5	—	960.6
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.1)	8.1	—	7.8
Net increase (decrease) in cash and cash equivalents	212.5	54.0	(187.7)	—	78.8
Cash and cash equivalents at beginning of period	15.5	7.2	684.6	—	707.3
Cash and cash equivalents at end of period	$228.0	$61.2	$496.9	$—	$786.1

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2010
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(165.6)	$52.9	$96.8	$76.9	$61.0
Cash flows from investing activities:
Capital expenditures	(16.6)	(29.2)	(191.1)	—	(236.9)
Construction of solar energy systems	—	(1.3)	(89.1)	(88.2)	(178.6)
Proceeds from sale and maturities of investments	—	—	185.0	—	185.0
Purchases of cost and equity method investments	—	(6.8)	(10.0)	—	(16.8)
Proceeds from return of equity method investments	77.6	—	—	—	77.6
Change in Restricted cash	—	0.5	(9.2)	—	(8.7)
Payments to vendors for deposits and loans	—	—	(68.0)	—	(68.0)
Cash paid for acquisition, net of cash acquired	(75.7)	2.2	—	—	(73.5)
Equity infusions or investments in subsidiaries	1.9	1.8	(3.7)	—	—
Other	27.9	0.7	(19.4)	11.3	20.5
Net cash provided by (used in) investing activities	15.1	(32.1)	(205.5)	(76.9)	(299.4)

Cash flows from financing activities:
Proceeds from financing obligations	50.0	—	—	—	50.0
Proceeds from solar energy system financing and capital lease obligations	—	—	191.8	—	191.8
Repayments of solar energy system financing and capital lease obligations	—	(2.1)	(16.6)	—	(18.7)
Net repayments of customer deposits related to long-term supply agreements	—	—	(28.8)	—	(28.8)
Collections on (repayment of) intercompany debt	57.1	(40.9)	(16.2)	—	—
Principal payments on long-term debt	—	—	(3.0)	—	(3.0)
Proceeds from noncontrolling interests	—	—	10.0	—	10.0
Common stock repurchased	(0.3)	—	—	—	(0.3)
Debt financing fees	(0.1)	—	(9.0)	—	(9.1)
Net cash provided by (used in) financing activities	106.7	(43.0)	128.2	—	191.9
Effect of exchange rate changes on cash and cash equivalents	(0.1)	—	2.0	—	1.9
Net (decrease) increase in cash and cash equivalents	(43.9)	(22.2)	21.5	—	(44.6)
Cash and cash equivalents at beginning of period	105.9	49.7	477.1	—	632.7
Cash and cash equivalents at end of period	$62.0	$27.5	$498.6	$—	$588.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of MEMC Electronic Materials, Inc. included herein.

Business
MEMC is a global leader in the development, manufacture, and sale of silicon wafers, and with the acquisition of SunEdison in 2009, a major developer and seller of photovoltaic energy solutions. MEMC is organized by end market, with three business segments: Semiconductor Materials, Solar Materials, and Solar Energy. Semiconductor Materials provides silicon wafers ranging from 100 millimeter (4 inch) to 300 millimeter (12 inch) as the base material for semiconductor devices. Solar Materials sells silicon wafers, primarily 156 millimeter, for solar applications. Depending on market conditions, MEMC may also sell intermediate silicon products such as polysilicon and silane to solar cell manufacturers, flat panel display producers, or other markets. During the first quarter of 2011, MEMC engaged a contract manufacturer to begin production of solar modules to be used in our Solar Energy segment. MEMC's Solar Energy segment (SunEdison) designs, develops, installs, finances and monitors solar energy systems and facilitates the sale of solar generated electricity. Through SunEdison, MEMC is one of the world's leading developers of solar energy projects and, we believe, one of the most geographically diverse. MEMC's technology leadership in silicon and downstream solar is enabling the company to expand its customer base and lower costs throughout the silicon supply chain.

OVERVIEW
Semiconductor Materials Segment
Net sales in our Semiconductor Materials segment were slightly higher in the third quarter of 2011 as compared to the same period in 2010 primarily due to pricing increases. When compared to the second quarter of 2011, the segment experienced lower volume due to softer demand, which was partially offset by price increases and improved mix of higher priced wafers. The segment is currently operating at normal capacity after the Japan earthquake in early March 2011, which has negatively impacted our results in each of the three quarters thus far in 2011.
Solar Materials Segment
During the third quarter of 2011, the Solar Materials segment experienced further price declines due to the market downturn that began during the second quarter. This has caused considerable pressure on our revenue and gross profit during the three month period ending September 30, 2011 as well as our year to date performance in this segment. We continue to execute strategies aimed at reducing internal polysilicon and wafer production costs as well as managing external supplier relationships. In September 2011, we executed a Supply and License Agreement with our joint venture with Samsung Fine Chemicals Co. Ltd. (the "SMP JV") under which we will license and sell to the joint venture fluid-bed reactor (FBR) technology and related equipment used for producing polysilicon. The SMP JV, once operational, is expected to significantly increase our access to solar grade polysilicon at substantially lower cost.
We continue to experience unfavorable production variances at our solar wafering manufacturing facility in Kuching, Malaysia, which began production in the first quarter of this year, in part due to low volumes as we ramp production and implement new technologies. We have recorded charges of approximately $16.7 million in the quarter ended September 30, 2011 for these variances. The ramping phase at the Kuching facility will continue into the fourth quarter of 2011, and further unfavorable production variances are reasonably possible. Once production levels are normalized, we expect lower production costs, and we will be able to lessen our dependence on third party wafer manufacturers.
Due to the pricing pressures and unfavorable market conditions discussed above, we performed an interim goodwill impairment test for our Solar Materials segment in the third quarter of 2011, which resulted in an impairment of the segment's entire goodwill of $56.4 million.
Solar Energy Segment (SunEdison)
In the 2011 third quarter, SunEdison U.S. GAAP revenues were recognized for direct sales on five projects totaling 3.3 megawatts (“MW”), of which one project totaling 1.9MW was sold in Europe. Additional direct sales agreements were also executed on several European projects totaling 31.4MW during the third quarter in which revenue was deferred. Consistent with real estate revenue recognition requirements, revenue for these projects will not be recognized until our continuing involvement with respect to certain provisions of the agreements no longer exist, which is expected in the fourth quarter of 2011 and the first quarter of 2012. SunEdison also entered into master lease agreements and completed sale-leaseback transactions under new and existing agreements totaling 35.5MW in the United States during the third quarter. Under U.S. GAAP, the proceeds from the sale of these systems are recorded as non-recourse debt. SunEdison continues to see softening in demand in Western Europe primarily due to recent feed-in-tariff reductions in several Western European countries. Certain portions of Eastern Europe have seen demand increase due to recent favorable feed-in-tariff programs being implemented.
As of September 30, 2011, the Solar Energy segment had a project pipeline of approximately 3.0 gigawatts, as compared to 2.5 gigawatts of project pipeline as of June 30, 2011. The September 30, 2011 project pipeline includes projects under construction totaling 330MW and approximately 1.0 gigawatts of project pipeline in various stages acquired in the September 2011 acquisition of FRV U.S. Given shifts in governmental policies and economic conditions, we have continued to diversify our pipeline with a majority of it being developed in North American markets and an increased proportion in promising emerging markets. A solar energy system project will be classified as “pipeline” when SunEdison has a signed or awarded power purchase agreement (PPA) or other energy off-take agreement or has achieved each of the following three items: site control, an identified interconnection point with an estimate of the interconnection costs, and an executed energy off-take agreement or the determination that there is a reasonable likelihood that an energy off-take agreement will be signed. “Under construction” refers to projects within pipeline, in various stages of completion, which are not yet operational.

RESULTS OF OPERATIONS
Net sales by segment for the three and nine months ended September 30, 2011 and September 30, 2010 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2011	2010	2011	2010
Dollars in millions
Semiconductor Materials	$268.4	$261.1	$795.2	$730.0
Solar Materials	199.4	220.5	848.8	546.2
Solar Energy	48.4	21.5	353.7	112.9
Total Net Sales	$516.2	$503.1	$1,997.7	$1,389.1
Semiconductor Materials Segment Net Sales
The increase in Semiconductor Materials net sales in the third quarter of 2011 compared to the prior year was the result of price increases of $7.9 million and improved product mix of $0.3 million, partially offset by volume decreases of $0.9 million. Price increases occurred across all wafer diameters while the volume decrease was across all diameters except 300mm wafers. Despite the earthquake in Japan earlier this year, net sales increased $65.2 million during the year to date period as compared to the 2010 period due to price increases of $52.1 million, increased volume of $5.6 million, and improved product mix of $7.5 million. Sales volumes during the first half of 2011 were negatively impacted by the earthquake in Japan. Our semiconductor wafer average selling prices in the three and nine months ended September 30, 2011 were approximately 4% and 8% higher, respectively, than the semiconductor wafer average selling prices for the same periods in 2010.
Solar Materials Segment Net Sales
The decrease of $21.1 million, or 10%, in Solar Materials net sales in the third quarter of 2011 compared to the prior year was primarily due to solar wafer price declines of $80.9 million, which was partially offset by solar wafer volume increases of $44.1 million and $19.4 million recognized for the Suntech contract resolution. For the year to date period, $168.8 million of the $302.6 million increase in net sales was attributable to the Suntech contract resolution. The remaining increase was primarily attributable to solar wafer volume increases of $209.2 million, which was partially offset by solar wafer pricing declines of $99.1 million. Due to the downturn in the market, our solar wafer average selling prices in the three and nine months ended September 30, 2011 were approximately 33% and 11% lower, respectively, than the solar wafer average selling prices for the same periods in 2010.

Solar Energy Segment (SunEdison) Net Sales
The increase in Solar Energy net sales in the third quarter of 2011 is partially the result of the sale of solar energy systems totaling 3.3MW during the third quarter of 2011, compared to 1.3MW during the third quarter of 2010. These sales do not include revenue that was deferred for executed contracts during the third quarter of approximately 31MW which did not meet

U.S. GAAP revenue recognition requirements because of certain indemnifications. Net sales for the third quarter of 2011 also included revenues of $24.4 million from energy production as compared to $16.4 million in the third quarter of 2010.
Solar Energy segment net sales do not include financing sale-leasebacks with contract sales values of $191.5 million in the third quarter of 2011 and $40.3 million in the third quarter of 2010, because these transactions resulted in the retention of assets on our balance sheet along with the related non-recourse debt. See “Critical Accounting Policies” contained in Note 2, "Revenue Recognition", within our 2010 annual report on Form 10-K. The increase of $151.2 million of financing sale-leasebacks is primarily attributable to continued growth in our North American markets.

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit	2011	2010	2011	2010
Dollars in millions
Cost of Goods Sold	$457.6	$418.2	$1,644.0	$1,168.0
Gross Profit	58.6	84.9	353.7	221.1
Gross Margin Percentage	11.4%	16.9%	17.7%	15.9%

The decrease in our gross profit dollars and percentage for the quarter ended September 30, 2011 is primarily attributed to a 33% decrease in average selling prices of solar wafers and $20.1 million of inventory charges recorded in the quarter related primarily to the Kuching facility ramp, offset partially by a favorable adjustment of $15.0 million due to a change in our estimate of the probable shortfall to our take-or-pay purchase obligations in our Solar Materials segment and $19.4 million of revenue recognized on the Suntech contract resolution. Also partially offsetting the decrease in gross profit dollars is an increase in sales volume and lower costs of solar wafers.

The increase in our gross profit dollars and gross margin percentage for the year-to-date period ended September 30, 2011 was primarily the result of the $168.8 million in revenue recognized on the resolution of the Suntech contract, improved pricing on semiconductor wafers, and increased sales volume and lower costs of solar wafers. This was partially offset by the decline in solar wafer pricing, the $37.4 million in charges recorded to cost of goods sold related to the estimated probable shortfall to our purchase obligations associated with take-or-pay agreements in the Solar Materials segment, $34.3 million in inventory charges primarily related to our Kuching solar wafering facility as it ramps to normalized capacity, $15.8 million for the impact of the Japan earthquake, and $30.9 million of gross margin deferred within the Solar Energy segment on certain direct system sales until production and uptime guarantees expire.

We expect the gross margin percentage in the near term to continue to be unfavorably impacted by depressed solar wafer pricing and until production at our Kuching facility reaches normalized levels.

	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing and Administration	2011	2010	2011	2010
Dollars in millions
Marketing and Administration	$83.8	$59.4	$270.8	$194.2
As a Percentage of Net Sales	16.2%	11.8%	13.6%	14.0%

The increase in marketing and administration expenses for the three and nine months ended September 30, 2011 primarily resulted from the increase in SunEdison segment costs of $24.6 million and $59.0 million, respectively, related primarily to the continued investment in staffing, infrastructure and project development to support continued investment in the growth of that business, including the construction and execution of sale-leaseback projects which have significantly increased over the same prior year periods. The increase in sale-leasebacks has a negative impact on marketing and administration expenses as a percentage of sales given that GAAP revenue is primarily deferred under our sale-leasebacks. The increase in the nine month period was also due to charges of $13.1 million in the first quarter of 2011 related to net legal verdicts and settlements and $10.6 million of incremental costs incurred as a consequence of the Japan earthquake that were expensed as incurred, which was partially offset by the favorable fair value adjustment on the Solaicx acquisition contingent consideration of $13.5 million. The remaining increase in these expenses for the nine months ended September 30, 2011 relates to general overhead costs and professional services in Corporate and Solar Materials segments.

	Three Months Ended September 30,		Nine Months Ended September 30,
Research and Development	2011	2010	2011	2010
Dollars in millions
Research and Development	$22.3	$14.0	$65.1	$36.6
As a Percentage of Net Sales	4.3%	2.8%	3.3%	2.6%

R&D expenses consist mainly of product and process development efforts to increase our capabilities in each of our business units. The increases in R&D expenses for the quarter and year-to-date periods ended September 30, 2011 compared to the same period in the prior year are primarily due to technology developments to lower the cost of energy delivery at the solar energy systems level primarily in the Solar Materials segment.

	Three Months Ended September 30,		Nine Months Ended September 30,
Goodwill Impairment Charge	2011	2010	2011	2010
Dollars in millions
Goodwill Impairment Charge	$56.4	$—	$56.4	$—
As a Percentage of Net Sales	10.9%	—	2.8%	—

During the interim period ended September 30, 2011, we evaluated whether impairment indicators existed which would require a detailed test of goodwill for impairment as of an interim date. As of September 30, 2011, our net book value was approximately $2.4 billion and the market capitalization of our common stock was approximately $1.2 billion. During June 2011 and continuing through September 2011, management observed a strong correlation between the decline in our market capitalization and the decline in pricing in the solar wafer market, caused by an overall softening of demand in the solar materials supply chain. We evaluated the following items, among others, in determining whether there were impairment indicators requiring an evaluation of goodwill impairment as of an interim date: the impact of solar wafer price declines on our Solar Materials reporting unit and on our raw material costs for our Solar Energy reporting unit; advanced materials technologies at our Solar Materials reporting unit; the financial performance of each reporting unit in fiscal year 2011 to date; and our internal forecast data. We determined that there were indicators of potential impairment due to the items previously mentioned and the sustained decline in our common stock price resulting in a market capitalization below book value. Based on the above, we determined that there was a triggering event, which required us to perform a Step 1 goodwill impairment analysis for the interim period ending September 30, 2011 on both the Solar Materials and Solar Energy reporting units' goodwill.

We prepared a discounted cash flow (“DCF”) model for each of the reporting units to assess the recoverability of the goodwill using significant unobservable inputs (Level 3), which we then reconciled to our average market capitalization over a reasonable period of time, which included a control premium supported by recent transactions, as of September 30, 2011. For our DCF models, we used inputs we believed a market participant would use including earnings projections and other cash flow assumptions over future periods plus a terminal value assuming a long-term growth rate. We believe the DCF model represents the most reliable valuation method for this purpose because it reflects the information a market participant would use to value each of the reporting units.

Solar Materials
In performing this test for our Solar Materials reporting unit, we made a downward revision in the forecasted cash flows as a result of a decrease in the market price for silicon products and weaker demand for solar products. Our analysis also included considerations of our market capitalization. Based on the results of our analysis in which we estimated the fair value of the goodwill as of September 30, 2011, we concluded that the carrying value of goodwill exceeded its fair value and, as a result, recorded an impairment charge totaling $56.4 million. This impairment charge is entirely associated with our Solaicx acquisition which was acquired in July 2010 and represents the full carrying value of the goodwill related to the Solar Materials reporting unit.

Solar Energy
Based on the impairment test performed during the interim period, it was determined that there is no impairment of goodwill of the Solar Energy reporting unit as of September 30, 2011 given that the estimated fair value of the Solar Energy reporting unit based on our forecast was in excess of its carrying value. Management's assumptions were based on an analysis of current and expected future economic conditions and the updated strategic plan for this reporting unit. Key assumptions in the calculation of fair value were the discount rate, growth rates in sales and profit margins and long-term cash forecasts, as well as our reconciliation to our market capitalization. The assumptions used in our valuation model include projected growth of our business including pipeline and new business, expected cost reductions and future price declines. We utilized a discount rate which we believe is commensurate with the current volatility in earnings and cash flows in the solar industry. The estimated fair value of the Solar Energy reporting unit based on our forecast, after analyzing various data points, including our market capitalization, was in excess of the carrying value. However, our market capitalization has declined since September 30, 2011. Based on the results of our most recent impairment test, should our stock price not improve by our next reporting date, there is a reasonable possibility of impairment charges in the Solar Energy reporting unit.
Significant unfavorable changes in demand or pricing from current industry expectations, failure to achieve our expected internal productivity targets, or a prolonged decline in our stock price could have a direct negative impact on our fair value determination and impairments of goodwill, other intangible assets, and long-lived assets could occur and have a material adverse effect on our financial results. We will continue to monitor the recoverability of the carrying value of these assets.

	Three Months Ended September 30,		Nine Months Ended September 30,
Restructuring and Impairment Charges	2011	2010	2011	2010
Dollars in millions
Restructuring and Impairment Charges	$(0.1)	$1.6	$13.7	$4.3
As a Percentage of Net Sales	—%	0.3%	0.7%	0.3%

In June 2011, MEMC committed to actions to reduce overall manufacturing costs across its global sites as well as realign certain general and administrative expenses due to various industry and customer specific developments (“2011 Global Plan”). These actions include relocating certain operations as well as reductions in headcount. During the quarter ended September 30, 2011, we revised our estimate downward on an accrual related to the 2011 Global Plan by $0.7 million and recorded $0.6 million of restructuring costs under the 2009 U.S. Plan (see Note 2 to our condensed consolidated financial statements).

	Three Months Ended September 30,		Nine Months Ended September 30,
Insurance Recovery	2011	2010	2011	2010
Dollars in millions
Insurance Recovery	$—	$—	$—	$(11.9)
As a Percentage of Net Sales	—	—	—	(0.9)%

During the second quarter of 2010, we received $11.9 million in net insurance proceeds from our business interruption lost profits claim related to the disruption in production at our Pasadena, Texas facility as a result of Hurricane Ike in 2008. Of this amount, $8.0 million was recorded to our Semiconductor Materials segment and $3.9 million was recorded to our Solar Materials segment based on the amount of polysilicon used in each of the segments during the applicable timeframe.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating (Loss) Income	2011	2010	2011	2010
Dollars in millions
Semiconductor Materials	$18.5	$26.2	$30.3	$42.6
Solar Materials	(65.3)	17.6	63.3	48.8
Solar Energy	(29.6)	(7.2)	(44.6)	(4.8)
Corporate and other	(27.4)	(26.7)	(101.3)	(88.7)
Total Operating (Loss) Income	$(103.8)	$9.9	$(52.3)	$(2.1)

During the three months ended September 30, 2011, we incurred an operating loss of $103.8 million as compared to $9.9 million of operating income in the comparable period in 2010, representing a $113.7 million decrease. Our operating loss increased $50.2 million from a loss of $2.1 million for the nine months ended September 30, 2010 to a loss of $52.3 million for the nine months ended September 30, 2011. These changes were the net result of the changes in gross profit dollars and percentage and operating costs discussed above.

Semiconductor Materials Segment
The decrease in our Semiconductor Materials operating income from $26.2 million in the third quarter of 2010 to $18.5 million in the third quarter of 2011 was primarily the result of $2.9 million of incremental costs incurred as a consequence of the Japan earthquake. The decrease in operating income for the nine months ended September 30, 2011, when compared to the same period in 2010, was primarily the result of $26.4 million of incremental costs incurred as a consequence of the Japan earthquake and $4.6 million of incremental restructuring charges, offset partially by incremental gross margin.
Solar Materials Segment
The decrease in our Solar Materials operating income from $17.6 million of operating income in the third quarter of 2010 to a $65.3 million loss in the third quarter of 2011 is primarily attributable to the $56.4 million impairment of goodwill, recent decreases in solar wafer pricing and the unfavorable production variances at our Kuching solar wafering facility as it ramps to normalized capacity, offset partially by favorable adjustments of $15.0 million due to a change in our estimate of the probable shortfall in our take-or-pay purchase obligations, $19.4 million of revenue recognized on the Suntech contract resolution, and an increase in sales volume and lower costs of solar wafers. The $14.5 million year-to-date increase in operating income is due to the $168.8 million in Suntech contract resolution revenues and an increase in sales volume and lower costs of solar wafers, partially offset by the $56.4 million impairment of goodwill, the recognized take-or-pay obligations from our long-term raw material purchase agreements of $37.4 million, lower average selling price for solar wafers in 2011 versus the same period in 2010, unfavorable production variances at our Kuching solar wafering facility as it ramps to normalized capacity, and increased research and development spending for this segment.
Solar Energy Segment (SunEdison)
Our Solar Energy segment had an operating loss of $29.6 million in the third quarter of 2011 compared to a loss of $7.2 million for the third quarter of 2010. The Solar Energy segment's operating results are highly dependent upon the timing of system sales and revenue recognition requirements related to the terms of sales agreements and type of project finance method utilized, as well as completed and uncompleted projects. Revenue and income recognition in any given period may differ due to the timing of installation, related expenditures, system warranty and indemnity provisions and the type of financing obtained. The operating loss for the third quarter of 2011 was attributable in part to the timing of revenue and profit recognition on direct sale projects for which we received the full contract price, but were unable to record that amount as revenue or recognize margin pursuant to applicable real estate sales accounting requirements as well as due to higher operating costs related primarily to the continued investment in staffing, infrastructure and project development to support continued growth in the SunEdison business. For the three and nine months periods ending September 30, 2011, we did not recognize approximately $35.4 million and $74.5 million, respectively, of expected gross margins on completed projects with executed sales agreements which we expect will be recognized at a later date. We also received cash in excess of our system construction cash costs of $33.1 million and $47.8 million in the three and nine months, respectively, for our executed sale-leasebacks in which margin will be recognized for U.S. GAAP purposes at the end of the leases. The segment also had higher operating costs for the nine months ending September 30, 2011 as compared to the comparable period in the prior year given our continued investment in staffing, infrastructure and project development to support the growth in our business.
Corporate and other
Corporate and other expenses are mainly comprised of substantially all of our stock-based compensation expense, general corporate marketing and administration costs, research and development administration costs, legal and tax professional services and related costs, salary and other personnel costs, and other items not reflected in the segments. Corporate and other expenses remained consistent in the third quarter of 2011 compared to the third quarter of 2010. The increase of $12.6 million for the year-to-date period ending September 30, 2011, when compared to the same period as the prior year, was primarily due to a charge of $13.1 million related to net legal proceeding verdicts and settlements within the 2011 first quarter. The legal expense recorded to Corporate related to activities and business decisions of the corporate operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-operating Expense (Income)	2011	2010	2011	2010
Dollars in millions
Interest expense	$20.7	$5.1	$50.9	$23.2
Interest income	(1.3)	(0.7)	(3.1)	(4.8)
Decline (increase) in fair value of warrant	4.3	(0.2)	4.6	11.9
Other, net	9.1	0.8	(8.5)	(5.6)
Total Non-operating Expense	$32.8	$5.0	$43.9	$24.7

During the nine months ended September 30, 2011, we incurred interest expense of $23.9 million related to our 2019 Notes issued during the first quarter of 2011, as discussed in Liquidity and Capital Resources below. The remaining interest expense relates primarily to debt and capital leases for solar energy systems. For the three and nine months ended September 30, 2011, we recorded interest expense of $7.1 million and $19.3 million, respectively, to the Solar Energy Segment net of capitalized interest of $4.4 million and $6.8 million, respectively. For the three and nine months ended September 30, 2010, we recorded interest expense of $5.0 million and $21.0 million, respectively, to the Solar Energy Segment net of capitalized interest of $1.5 million and $1.5 million, respectively. Of the $21.0 million recorded in the Solar Energy segment in 2010, $6.6 million relates to deferred financing fees that were charged to interest expense when previously incurred solar energy system debt was transferred to the buyer upon sale of the system.
The change in fair value of warrant represents the mark-to-market adjustment for a warrant received from a customer, Suntech. We recorded a decrease in the estimated fair value of the warrant of $4.6 million in the nine months ended September 30, 2011 compared to a decrease in fair value of $11.9 million in the same period of 2010. The change in the estimated fair value of the warrant is primarily driven by the change in the price of Suntech's ordinary shares, which had a price per share of $2.31 and $8.01 at September 30, 2011 and December 31, 2010, respectively.
The increase in other, net for the three months ended September 30, 2011 when compared to the same period in 2010, was primarily the result of a loss on Euro based forward contracts of $6.6 million. The increase in gains for the nine months ended September 30, 2011 primarily related to a gain of $2.9 million from the sale of SunEdison's 9.9% interest in our partnership with First Reserve.

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Taxes	2011	2010	2011	2010
Dollars in millions
Income Tax Benefit	$(43.2)	$(13.6)	$(56.6)	$(44.3)
Income Tax Rate as a % of Income before Income Taxes	31.6%	(277.6)%	58.8%	165.3%
During the three months ended September 30, 2011, we recorded an income tax benefit of $43.2 million and an effective tax rate of 31.6% compared to an income tax benefit of $13.6 million and an effective tax rate of (277.6)% for the three months ended September 30, 2010. During the nine months ended September 30, 2011, we recorded an income tax benefit of $56.6 million and an effective tax rate of 58.8% as compared to an income tax benefit of $44.3 million and effective tax rate of 165.3% for the nine months ended September 30, 2010. The income tax benefit in 2011 is primarily attributed to a deferred taxable loss in the U.S. and a reduction of our valuation allowances, offset by taxable income in lower rate jurisdictions. We recorded a tax benefit on the U.S. tax loss because there is sufficient U.S. taxable income in foreseeable future periods to absorb the loss.
We are currently under examination by the Internal Revenue Service ("IRS") for the 2008, 2009 and 2010 tax years. Additionally, due to the carryback of our 2009 net operating loss for utilization against the 2007 tax liability, the IRS has re-opened the 2007 tax year for further review. We are also under examination by certain foreign tax jurisdictions. We believe it is reasonably possible that some portions of these examinations could be completed within the next twelve months; however, the results of these examinations and any potential settlements are not estimable at this time.
We believe our tax positions are in compliance with applicable tax laws and regulations. We routinely review our estimates for uncertain tax positions. There is risk, however, that the amounts ultimately settled upon resolution of an audit could be materially different from the amounts previously included in our tax liabilities and, therefore, could have a material impact on our tax provision, net income, tax liabilities and cash flows.

	Three Months Ended September 30,		Nine Months Ended September 30,
Equity in Earnings (Loss) of Joint Venture, Net of Tax	2011	2010	2011	2010
Dollars in millions
Equity in earnings (loss) of joint venture, net of tax	$1.2	$(0.1)	$4.5	$7.2

For the three months ended September 30, 2011, the equity in earnings of joint venture, net of tax, of $1.2 million, relates primarily to our Zhenjiang Huantai joint venture. The decrease in equity in earnings of joint venture, net of tax, for the nine months ended September 30, 2011 compared to the same period in the prior year was due to the wind-down of our joint venture with Q-Cells SE in late 2010.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net income attributable to noncontrolling interests	2011	2010	2011	2010
Dollars in millions
Net income attributable to noncontrolling interests	$(2.2)	$(0.8)	$(16.5)	$(2.9)

For the nine months ended September 30, 2011, the net income attributable to noncontrolling interests of $16.5 million primarily related to the profits paid to the partners of certain solar energy systems of $13.8 million in the first quarter of 2011, which did not occur in the same period in the prior year.
FINANCIAL CONDITION
Cash and cash equivalents increased $78.8 million from $707.3 million at December 31, 2010 to $786.1 million at September 30, 2011. See additional discussion in Liquidity and Capital Resources below.
Our short-term restricted cash totaled $114.3 million at September 30, 2011 compared to $43.8 million at December 31, 2010. The increase of $70.5 million was primarily the result of the initial deposits made into restricted cash for termouts of our sale leaseback projects and deposits for normal energy revenues, slightly offset by rent payments for our sale leaseback solar energy systems. The remaining increase was a result of $21.8 million of restricted cash being recorded on the FRV U.S. acquisition.
Our inventories increased $160.8 million to $375.4 million at September 30, 2011 from $214.6 million at December 31, 2010. Inventories primarily increased as a result of an increase in module inventory for solar energy system projects which are expected to be constructed over the next three to nine months. The remaining increases are a result of the continued ramp of Solaicx and our solar wafer plant in Kuching, Malaysia.
Solar energy systems held for sale and development of $237.5 million at December 31, 2010 increased $160.9 million to $398.4 million as of September 30, 2011. The increase was caused directly by the buildup of projects for anticipated future sales, offset by sales during the year.
Our net property, plant and equipment, including our consolidated VIEs, increased $853.3 million to $2,886.8 million at September 30, 2011 from $2,033.5 million at December 31, 2010. Approximately $217 million of the increase relates to the solar energy system assets purchased in the FRV U.S. acquisition, which is subject to change upon the finalization of purchase accounting in the fourth quarter of 2011. The remaining increase was primarily due to capital expenditures of $390.4 million and the construction of solar energy systems of $470.2 million that we expect will be primarily financing sale-leasebacks and to a lesser extent, held systems which will remain as property, plant and equipment and will generate electricity revenues in the future. Of the total capital expenditures, $71.5 million relates to payments made for prior year expenditures that were in accounts payable as of December 31, 2010. The remaining capital expenditures related to expansions at our plants in Merano, Italy; Pasadena, Texas; Hsinchu, Taiwan; and Chonan, South Korea; as well as the construction of our plant in Kuching, Malaysia. These increases were partially offset by depreciation expense of $161.7 million, with the remaining difference due to the capitalization of leased assets of $74.1 million in the second quarter of 2011 and foreign currency changes. Included in property, plant and equipment is $95.6 million in net capital leases related to the Solar Energy segment at September 30, 2011.
U.S. GAAP requires that long-lived assets be reviewed for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset might not be recoverable. We record impairment losses on long-lived assets used in operations when events and circumstances indicate that long-lived assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. While we do not believe that any assets are impaired as of September 30, 2011 other than as disclosed in Note 2 and recorded to our condensed consolidated financial statements, our estimates of future cash flows are sensitive to changes in market pricing, production volumes, management decisions which impact our capacity, and asset efficiency. To the extent that one or both of these factors is unfavorable in the near term, it is reasonably possible that our estimate of undiscounted cash flows may change resulting in the need to write down certain assets to fair value, which could have a material impact on the consolidated financial statements.
Our net deferred tax assets totaled $275.8 million at September 30, 2011 compared to $172.7 million at December 31, 2010. The increase of $103.1 million in net deferred tax assets is primarily attributed to a future tax benefit of $54.9 million associated with deferred revenues of a certain subsidiary, a $19.7 million increase related to the deferral of income on the SMP JV Supply and License agreement, a reduction of a valuation allowance of $15.8 million and other worldwide future tax benefits of $15.8 million, offset by a tax expense of $3.1 million associated with a planned remittance of the undistributed earnings of one of our foreign wholly owned subsidiaries to the United States in the foreseeable future.
Other assets increased $66.4 million to $244.0 million at September 30, 2011 from $177.6 million at December 31, 2010. The increase was related to an increase in debt issuance costs of $29.3 million that were deferred as part of the 2019 Notes offering and the amended and restated Corporate Credit Facility as well as SunEdison project financing. The remaining increase relates to prepaid interest on our financing sale leaseback transactions.
Goodwill increased from $342.7 million at December 31, 2010 to $406.8 million at September 30, 2011. This increase was attributable to the preliminary goodwill recorded as part of the FRV U.S. acquisition of $65.5 million and other acquisitions made by SunEdison which increased goodwill by $55.0 million. Management has not finalized the determination of the fair values of the assets acquired and liabilities assumed in the acquisition of FRV U.S. due to the ongoing review of the assumptions, methodologies and calculations of the fair value of the contingent consideration and acquired solar assets and intangibles. Upon the finalization of the purchase accounting valuation, which is expected to be in the fourth quarter, the allocation of the purchase price could differ substantially from the estimated amounts recorded herein. These increases were offset by the impairment of goodwill for our Solar Materials reporting unit of $56.4 million. As of September 30, 2011, all goodwill is in the Solar Energy segment.
Intangible assets, net increased $125.6 million from $52.5 million at December 31, 2010 to $178.1 million at September 30, 2011. The increase was mainly attributable to the intangible assets of $122.2 million preliminarily recorded for the FRV U.S. acquisition. Upon the finalization of the purchase accounting valuation for FRV U.S., which is expected to be in the fourth quarter, the allocation of the purchase price could differ substantially from the estimated amounts recorded herein.
Long-term debt, short-term debt and capital leases, including our consolidated VIEs, increased to $1,933.5 million at September 30, 2011 from $682.7 million at December 31, 2010. This increase of $1250.8 million was partially related to the issuance of $550 million of 2019 Notes on March 10, 2011. The remaining increase was related to solar energy system financing on our financing sale-leaseback transactions that occurred in 2011, the estimated fair value of the debt assumed on the FRV acquisition of $159.3 million, and a lease executed in 2008 which was capitalized during the second quarter of 2011 for $72.0 million.
Contingent consideration related to acquisitions increased $12.4 million to $118.8 million at September 30, 2011 from $106.4 million at December 31, 2010. The increase was mainly attributable to the contingent consideration related to the FRV U.S. acquisition of $71.0 million and certain other acquisitions made by SunEdison. The increase was offset as a result of the settlement of the SunEdison contingent consideration through a combination of cash and the issuance of MEMC shares of $80.2 million and the reduction of the Solaicx contingent consideration caused by a fair value adjustment to shares of MEMC common stock which comprises a portion of that consideration.
Short-term customer deposits of $92.9 million as of December 31, 2010 decreased $39.2 million to $53.7 million at September 30, 2011. The decrease in short-term customer deposits relates primarily to the release of $30.3 million of short-term deposits as part of the Suntech agreement resolution.
Semiconductor and Solar Materials deferred revenue decreased $63.3 million to $51.9 million as of September 30, 2011, from $115.2 million at December 31, 2010. The decrease was the result of the recognition of revenue under the Suntech agreement resolution.
Short-term and long-term deferred revenue for solar energy systems increased $201.8 million to $285.6 million at September 30, 2011 from $83.8 million at December 31, 2010. The increase was caused by direct sales of solar energy systems in 2011 involving certain production and uptime guarantees which will be recognized at a later date.
Other long-term liabilities increased $184.9 million from $177.3 million at December 31, 2010 to $362.2 million at September 30, 2011. The increase was attributable to a refundable deposit received from a customer of $117.0 million and $56.2 million of net cash proceeds received from the Supply and License Agreement with the SMP JV.
LIQUIDITY AND CAPITAL RESOURCES
In the nine months ended September 30, 2011, cash provided by operating activities was $161.3 million compared to $61.0 million provided by operating activities in the nine months ended September 30, 2010. This increase in cash provided by operating activities can be attributed to cash inflows from deferred revenue on solar energy systems, customer deposits and an overall decrease in certain working capital accounts. These inflows were partially offset by outflows from increases in inventories and solar energy systems held for sale and development.
Cash used in investing activities increased to $1,050.9 million in the nine months ended September 30, 2011 compared to $299.4 million used in the nine months ended September 30, 2010, primarily as a result of the construction of solar energy systems held on our balance sheet and other capital expenditures. Capital expenditures in the third quarter of 2011 primarily relate to increasing our polysilicon and 300 millimeter capacity, expanding capability for our next generation products in the Semiconductor Materials segment and the construction of our solar wafer manufacturing facility in Kuching, Malaysia. Capital expenditures are expected to continue trending down through the remainder of 2011.
Cash provided by financing activities was $960.6 million in the nine months ended September 30, 2011 compared to $191.9 million in the nine months ended September 30, 2010. The change in cash provided by financing activities was due to issuance of the 2019 Notes described below. There were also net proceeds from solar energy systems financing of $572.7 million. These increases were partially offset by payments made to noncontrolling interests, as well as debt issuance costs on the 2019 Notes and cash paid in connection with the SunEdison acquisition contingent consideration.
Our Solar Energy business will require continued access to capital to fund projected growth. During the construction phase of solar energy systems, we typically provide short-term financial support to a project company to fund engineering, procurement and installation cost. Once complete, we either directly sell the project to a third party or obtain more permanent capital on behalf of the project company through debt, sale leaseback, or other financing structures that will typically be secured by the energy producing assets of the project and projected cash flows from energy sale.

The total capital necessary will be driven primarily by the amount of megawatts of energy producing assets installed and interconnected. Our development and construction of solar energy systems are funded primarily through operating cash flows, non-recourse project finance facilities, and our revolving credit facilities. We expect to continue our efforts to secure more capital, including sources of non-recourse construction financing and non-recourse project capital, to generate sufficient resources to support growth. The rate of growth of the Solar Energy segment may be limited by limitations on capital access.
In the nine months of 2011, we raised approximately $700 million of project finance related to our solar energy projects. We anticipate incremental cash needs associated with project finance markets for the fourth quarter of 2011 to range from $600 million to $930 million, of which approximately $400 million was firmly committed as of September 30, 2011. This range depends on the amount of megawatts ultimately installed and interconnected in the fourth quarter.

On September 30, 2011, SunEdison amended and restated its non-recourse project construction financing revolver from $50.0 million to $300.0 million. This agreement has a term of three years. The credit facility will be used to support the construction costs of utility and rooftop solar projects throughout the United States and Canada.
We believe that, based on our current cash and cash equivalents of approximately $786.1 million at September 30, 2011, expected operating cash flows, and the likelihood we will have access to project finance markets, we have the financial resources needed to meet business requirements for at least the next 12 months, including capital expenditures and working capital requirements. In the event we are unable to access project finance markets, we believe we will be able to adjust our operating plans to execute our business plans for at least the next 12 months.
 We have significant discretion in how we use our cash to pay for capital expenditures, development of solar energy systems, and for other expenses of our business. We evaluate capital expenditure projects and the development of solar energy systems based on their expected strategic impacts and our expected return on investment. If we are not successful in maintaining or increasing our net cash generated by operating activities in the near term or are unable to access project finance, we may use this discretion to decrease our capital expenditures and development of solar energy systems, which may impact our operating results and cash flows for the current and future years. For example, we may defer construction of solar energy systems, look for opportunities to partner with outside investors to finance the development of projects, and scale back our planned investments in solar wafer manufacturing. If we delay the construction of solar energy systems, our operating results will be adversely impacted in the short term.
We continue to look for opportunities to optimize our capital structure, and may also attempt to access the debt or other capital markets at any time we deem conditions favorable; however, unforeseen circumstances may impair or limit our ability to do so on terms that are acceptable to us.
Senior Notes
On March 10, 2011, we issued $550.0 million of 7.75 % Senior Notes due April 1, 2019. We incurred $13.8 million in debt issuance costs, which is amortized into the statement of operations over the eight year term. The 2019 Notes were sold at a price equal to 100% of the principal amount thereof. The interest on the 2019 Notes is payable semi-annually, in cash in arrears, on April 1 and October 1, commencing October 1, 2011. We may redeem the 2019 Notes at our option, in whole or in part, at any time on or after April 1, 2014, upon not less than 30 nor more than 60 days notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below.

Year	Price
2014	105.813%
2015	103.875%
2016	101.938%
2017 and thereafter	100.000%

If a change of control of MEMC occurs, each holder of the 2019 Notes will have the right to require us to repurchase all or any part of that holder's notes at a purchase price of 101% of the principal amount thereof, plus accrued and unpaid interest and additional interest, if any, to the date of the repurchase.
The 2019 Notes are guaranteed by certain of MEMC's domestic subsidiaries (the “guarantors”). The 2019 Notes are senior unsecured obligations and are subordinated to all of our and the guarantors' existing and future secured debt.
The indenture governing the 2019 Notes contains covenants that limit our and certain subsidiaries' ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make certain restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to declare dividends, (v) to make other payments affecting restricted subsidiaries, (vi) to engage in certain transactions with affiliates, and (vii) to merge, consolidate or sell substantially all of our assets. These covenants are subject to a number of qualifications and limitations, and in certain situations, a cross default provision. As of September 30, 2011, we were in compliance with all covenants contained within the indenture governing the 2019 Notes.
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
Finance and Capital Lease Obligations
We have short-term committed financing arrangements, renewable annually, of approximately $55.4 million at September 30, 2011, of which there were no short-term borrowings outstanding at September 30, 2011. Of the $55.4 million committed short-term financing arrangements, $37.6 million is unavailable because of the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.
We have long-term committed financing arrangements of approximately $1,002.5 million at September 30, 2011, of which $573.6 million is outstanding, including the $550.0 million for the 2019 Notes. Of the $1,002.5 million committed long-term financing arrangements, $135.2 million is unavailable because it relates to the issuance of third party letters of credit. We pay commitment fees of up to 1.0% on the committed loan agreements.
Our solar energy systems for which we have short-term debt, capital lease and finance obligations are included in separate legal entities. The short-term debt, capital lease and finance obligations of $155.0 million, $114.8 million and $1,016.4 million, respectively, except for $36.1 million of finance obligations, have recourse to those separate legal entities but no recourse to MEMC or the SunEdison parent under the terms of the applicable agreements. These obligations may also include limited guarantees by MEMC or the SunEdison parent related to operations, maintenance and certain indemnities. The recourse finance obligations above are collateralized by the related solar energy system assets.
The capital leases for equipment and other debt of $73.7 million contains $72.0 million that relates to a long-term supply agreement executed in 2008 that conveys to MEMC the right to use specific property, plant and equipment and is therefore considered a lease arrangement. The underlying leased property, plant and equipment was placed into service during the second quarter of 2011, at which time the related assets and corresponding capital lease obligation was capitalized.
On March 31, 2011, one of SunEdison's project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $120.0 million, of which $102.9 million is available as of September 30, 2011. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.
On September 27, 2011, one of SunEdison's subsidiaries executed an amended and restated master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $295.0 million, of which $122.0 million is available as of September 30, 2011. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.
As of September 30, 2011, MEMC has approximately $224.9 million of potential financing available for future solar energy systems under three such master lease agreements, subject to acceptance of specific systems by the master lease trustee.
In the September 2011 acquisition of FRV U.S., MEMC assumed solar energy system debt with a carrying value of $148.3 million, all of which is non-recourse and collateralized by the assets of the specific projects. Of this amount, $49.3 million is a short-term construction loan which terminates upon the construction of a specific project and the remaining $99.0 million is project related finance obligations which require varying principal and interest payment through their maturity dates, ranging from 2017 through 2033. The maturity dates on the finance obligations are the same date as the termination of the underlying projects to which they relate. In conjunction with our preliminary purchase accounting for the FRV U.S., the project related finance obligations were increased $11.0 million to $110.0 million to estimate fair value.
Credit Facilities
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
Interest on borrowings under the Corporate Credit Facility will be based on either, at our election, LIBOR plus an initial applicable margin of 2.75% or at a defined prime rate plus an initial applicable margin of 1.75%. The amended facility also provides for the Company to pay various fees, including a commitment fee of 0.50% on the lenders' unused commitments. The amended facility contains covenants which are typical for credit arrangements of this size, including covenants relating to a consolidated interest charge ratio, consolidated leverage ratio and a minimum liquidity ratio. There is also a cross default provision which may be triggered in certain situations.

As part of the amended and restated Corporate Credit Facility, we incurred debt issuance costs of $4.6 million, which is amortized into the statement of operations over the 3 year term of the facility. As of September 30, 2011, we had no outstanding borrowings under this facility. Outstanding third party letters of credit backed by this facility at such date were $117.4 million. As of September 30, 2011, we were in compliance with all covenants contained in the agreement governing this facility.
On September 30, 2011, SunEdison amended its non-recourse project construction financing revolver, which has a term of three years, from $50.0 million to $300.0 million. Interest on borrowings under the revolver are based on our election at LIBOR plus an applicable margin (currently 3.50%) or at a defined prime rate plus an applicable margin (currently 2.50%). The revolver also requires SunEdison to pay various fees, including a commitment fee (currently 1.10%). The credit facility will be used to support the construction costs of utility and rooftop solar projects throughout the United States and Canada, and the capital is immediately available. The construction loans are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and will be secured by a pledge of the collateral including the project contracts and equipment. Because this is non-recourse financing, the covenants relate specifically to the collateral amounts and transfer of right restrictions. As of September 30, 2011, there was $97.4 million outstanding under this revolver.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our annual report on Form 10-K for the year ended December 31, 2010. The significant changes to our critical accounting policies and estimates since December 31, 2010 relate to revenue arrangements with multiple deliverables described below.
Revenue Arrangements with Multiple Deliverables
SunEdison solar energy system sales and post-system-sale operation and maintenance service contracts are usually negotiated and executed contemporaneously, which we evaluate together as a single arrangement with multiple deliverables in accordance with ASC 605-25, Multiple-Element-Arrangements, as updated by Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements. Under ASC 605-25, we allocate revenue for transactions involving multiple elements to each unit of accounting based on its relative selling price, and recognize revenue for each unit of accounting when the revenue recognition criteria have been met. Our critical accounting policies and estimates, including our revenue recognition policies are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our annual report on Form 10-K for the fiscal year ended December 31, 2010.

RECENTLY ISSUED ACCOUNTING STANDARDS
In May 2011, the FASB issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to provide guidance about fair value measurement and disclosure requirements. This standard does not extend the use of fair value but, rather, provides guidance as to how fair value should be applied where it is already required or permitted under International Financial Reporting Standards ("IFRS") or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. This standard will become effective for our annual reporting period beginning January 1, 2012 and will be applied prospectively. We do not expect adoption of this standard to have a material impact on our consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05 ("ASU 2011-05"), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. ASU 2011-05 is effective for fiscal years and interim periods beginning after December 15, 2011 and must be applied retrospectively. We do not expect that the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.

In September 2011, the FASB issued Accounting Standards Update 2011-08 ("ASU 2011-08"), Intangibles-Goodwill and Other (Topic 350): Testing Goodwill for Impairment, to allow entities to use a qualitative approach to test goodwill for impairment. ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU 2011-08 is effective for MEMC commencing fiscal 2012, although earlier adoption is permitted. We do not expect that the adoption of ASU 2011-08 will have a material impact on our consolidated financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Statements set forth in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our statements regarding realization of the benefits of our tax assets; our statements regarding our exposure to indemnification of our solar energy system customers; the timing of reclassification of our currency forward contracts; the appropriateness of our tax positions and the timing of our tax audits; the timing of our various manufacturing ramps; the accounting treatment of our acquisitions; the anticipated growth of our business in 2011 and beyond; future amendments or termination of our agreements with our long-term solar wafer customers; the nature and extent of tax rebate programs or feed-in-tariffs in the future; the ultimate impact our legal proceedings may have on us; statements regarding potential future impairment of our assets; the charges we expect to incur, the timing of completion, and the savings we expect to realize by our announced restructurings; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems; our expectations regarding our investments and intended effects of our joint ventures; statements regarding our cash needs associated with project finance markets; statements regarding the timing of various milestones of our joint ventures; the requirements of and our compliance with the terms governing our indebtedness, including the indenture governing the 2019 Notes; and our statements regarding our working capital and other capital requirements for the next 12 months.
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
There has been no material change to MEMC's market risks since December 31, 2010. Please refer to “Market Risk” included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2010. Also see Note 4 to our unaudited condensed consolidated financial statements included herein.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of September 30, 2011, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2011.
Changes in Internal Control Over Financial Reporting
There have been no changes in MEMC's internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, MEMC's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
See Note 16 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by this reference.

Item 1A.	Risk Factors.
In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors discussed under “Cautionary Statement Regarding Forward-Looking Statements” above and under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2010, our quarterly report on Form 10-Q for the quarters ended March 31, 2011 and June 30, 2011, and those risk factors set forth below. These risks could materially and adversely affect our business, financial condition and results of operations. These enumerated risks are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.
Our Solar Materials business has experienced a decline in prices which could have a material adverse effect on our business, financial condition or results in operations.
According to independent sources, industry-wide solar wafer pricing fell approximately 40% during the second quarter of 2011. During the third quarter of 2011, the Solar Materials segment experienced further price declines due to the market downturn. These price decreases have had a significant unfavorable impact on our revenue and gross margins during the three-month and year to date periods ending September 30, 2011, and may unfavorably impact future operating results in our Solar Materials business. When selling prices decline, our net sales and gross profit also decline unless we are able to sell more products or reduce the cost to manufacture our products. If the selling prices for our products continue to decline, our operating results could be materially adversely affected. Because of the pricing declines and adverse market conditions noted above, we recorded a goodwill impairment in our Solar Materials segment of $56.4 million in the three and nine months ended September 30, 2011. Failure to successfully address the challenges facing this business may hinder or prevent our ability to achieve our business objectives in a timely manner, and may also result in less than full recovery of Solar Materials' long-lived assets, which could require further asset write-downs.
An excess of polysilicon supply and increased use of thin-film technologies could adversely affect sales of our solar wafers, forcing us to reduce prices in order to maintain or gain market share, which could have a material adverse effect on our business, financial condition or results of operations.
In the past few years, a large number of companies have announced plans to produce polysilicon. In addition, in part due to the lack of available polysilicon supply occurring in 2005 through 2007, a number of companies began manufacturing thin-film solar modules, which are intended to obviate the need for crystalline-based solar wafers of the type sold by us. Both new available polysilicon supply and the increased use of thin-film technologies by our customers or other solar cell and module companies have led to an excess supply of available material. This oversupply of polysilicon, combined with significantly lower wafer pricing, has led to significantly lower solar wafer pricing in 2011. In the past we have agreed to price reductions with some of our customers, including customers with whom we have long term supply agreements, and we may need to do so again in the future, which could have a material adverse effect on our business, financial condition or results of operations.
SunEdison's business presents significant new challenges for us and we cannot be certain that we can meet those challenges to successfully develop our solar power projects and energy services business.
There are significant risks related to the development of solar power plants, including high initial capital expenditure costs to develop and construct functional power plant facilities and the related need for construction capital, the availability of favorable government tax and other incentives, the high cost and potential regulatory and technical difficulties in integrating into new markets, an often limited or unstable marketplace, competition from other sources of electric power, regulatory difficulties including obtaining necessary permits, difficulties in negotiating power purchase agreements with potential customers, educating the market regarding the reliability and benefits of solar energy products and services, costs associated with environmental regulatory compliance, and competing with larger, more established solar energy companies and utilities. There can be no assurance that we will be able to overcome these risks as we develop our solar power projects and energy services business.
We anticipate that the SunEdison business will continue to require significant amounts of working capital and other capital. In addition, we plan to make continued investment in the SunEdison business and significantly expand this business in the near future. Historically, the SunEdison business has generated operating losses as SunEdison has ramped up its operations. There can be no assurance that the SunEdison business will produce sufficient margins in the future to support the capital required for its operations.
If we fail to adequately manage our planned growth in our SunEdison business segment, our overall business, financial condition, and results of operations could be materially adversely affected.
We expect our SunEdison business, operations and number of employees to grow significantly over the next year. We expect that this growth will place significant stress on our operations, management, employee base and ability to meet capital requirements sufficient to support this growth over the next 12 months. Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success. Any changes in our business strategy or adverse changes in market conditions for our SunEdison business could require the recognition of impairment or similar charges in the event the fair value of the SunEdison assets is no longer in excess of their carrying value.
Recent unfair trade complaints filed against imports of solar cells from China could have significant negative effects on our business, financial condition or results of operations.
           In October 2011, a coalition of several U.S. solar companies filed complaints with the U.S. Department of Commerce (“DOC”) and International Trade Commission (“ITC”) charging that Chinese solar cell manufacturers have engaged in, and benefitted from, various unfair trade practices.  While this case is in preliminary stages, if the DOC and ITC ultimately find evidence of injurious dumping and/or subsidization, significant punitive import duties on the wholesale price of all modules using solar cells made in China could be imposed.  These duties, which account for the difference between the “normal value” of the solar panels and the price at which they are being sold in the United States, and any countervailing subsidies received by the exporter, could be imposed on solar cells imported from China starting in early 2012, or even earlier if it is determined that there is cause to implement the duties retroactively.

           If this case is ultimately decided against the Chinese manufacturers, there could be a dramatic impact on both the U.S. solar industry generally and our business specifically, which in the past has relied, and is likely to rely in the future, on modules imported from China for a substantial part of our SunEdison installations.  To the extent that MEMC or SunEdison is or is determined to be the “importer of record” for any solar cells that are imported into the United States involving Chinese solar cells, the additional cost incurred by the companies directly in the form of  import duties could be substantial.  Even if MEMC or SunEdison is not the importer of record, the import duties incurred by our suppliers could significantly increase the cost of modules that we purchase.  The existence and outcome of these cases, or if similar cases or retaliatory trade sanctions occur in other countries, could increase the cost of solar components and slow the use of renewable energy throughout the world.  The outcome of this case could also negatively impact specific transactions and negotiations between MEMC and current and future Chinese partners, suppliers and customers.
           There are inherent uncertainties in these cases.  An unfavorable outcome could have a material adverse impact on our business and financial position or results of operations, or limit our ability to engage in certain of our business activities to the extent that we are currently intending to engage in such activities. Regardless of the outcome, we could suffer from disruptions to our normal business operations and these issues could require significant attention from our management.
If our goodwill, indefinite-lived intangible assets, other long-term assets or investments become impaired, we will be required to record additional impairment charges, which may be significant.
During the three and nine months ended September 30, 2011, we recorded a goodwill impairment in our Solar Materials reporting unit of $56.4 million. A material portion of our long-term assets consist of goodwill, other indefinite-lived intangible assets and finite-lived intangible assets recorded as a result of acquisitions. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The recoverability of these assets is dependent on our ability to generate sufficient future earnings and cash flows. We believe that estimates of future cash earnings, future cash flow, and fair value support the recoverability of these assets; however, changes in estimates, circumstances or conditions, resulting from both internal and external factors, could have a significant impact on our fair valuation determination, which could then result in a material impairment charge in our results of operations.

We have made and may make future investments in joint ventures and other smaller companies. These investments are inherently risky, as the market for the technologies or products these companies have under development is typically in the early stages and may never materialize. The value of the investment in these companies is influenced by many factors, including the operating effectiveness of these companies, the overall health of the relevant industries, and general market conditions. Due to these and other factors, we may in the future determine that the value of these investments is impaired, which would cause us to write down the carrying value of these investments. We cannot be sure that future investment, license, fixed asset or other asset write-downs will not occur. If future write-downs do occur, they could harm our business and results of operations.
If we fail to comply with covenants under our credit facilities, the lenders could cause outstanding amounts to become immediately due and payable, and we might not have sufficient funds and assets to pay such loans.
We are party to a $400 million revolving credit facility with Bank of America, N.A. and other lenders named therein. We also are a party to a $300 million non-recourse construction financing credit facility with Deutsche Bank and Rabobank which provides specific funding for our solar energy projects. We may enter into additional facilities in the future to support our growth plan. These facilities contain certain restrictive covenants, and we expect future facilities will have similar restrictive covenants, including cross-default provisions affecting other instruments of indebtedness. A violation of any of these covenants, which in our industries could occur in a sudden or sustained downturn, would be deemed an event of default under the facilities. In such event, upon election of the lenders, the loan commitments under the credit facilities would terminate and the loans and accrued interest then outstanding would be due and payable immediately. We may not have sufficient funds and assets to cover any such required payments and may not be able to obtain replacement financing on a timely basis or at all. These events could have a material adverse effect on our business depending on our outstanding balances at that time. As of September 30, 2011, we had no outstanding borrowings under our $400 million Corporate Credit Facility, although we had approximately $117.4 million of outstanding third party letters of credit backed by this facility at such date. As of September 30, 2011, we had $97.4 million outstanding under the Deutsche Bank and Rabobank credit facility.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
Since 2007, our Board of Directors has had in place a share repurchase program. There were no repurchases during the third quarter of 2011.
Dividend Restrictions
In connection with our March 10, 2011 issuance of the 2019 Notes, we entered into an indenture which restricts us and our subsidiaries from making “restricted payments,” as defined in the indenture. Our corporate credit facility also contains similar restrictions on restricted payments. These restricted payments include the declaration or payment of any dividend or any distribution on account of our or our subsidiaries' equity interests and may not be made unless criteria, as set forth in the indenture, has been met. The indenture and our corporate credit facility also restrict the usage of our working capital in certain situations.

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

3(ii)	Restated By-laws of MEMC (incorporated by reference to Exhibit 3.1 of MEMC’s Form 8-K filed on February 25, 2010)

10.86*†	Stock Sale Agreement dated as of August 3, 2011 by and among MEMC, MEMC Holdings Corporation, Fotowatio Renewable Ventures, S.L. and Fotowatio S.L.

10.87
First Amendment dated as of September 28, 2011 to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto

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
__________________________

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

MEMC Electronic Materials, Inc.
/s/ Mark J. Murphy
November 7, 2011	Name:	Mark J. Murphy
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description
10.86*†	Stock Sale Agreement dated as of August 3, 2011 by and among MEMC, MEMC Holdings Corporation, Fotowatio Renewable Ventures, S.L. and Fotowatio S.L.

10.87
First Amendment dated as of September 28, 2011 to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto

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
__________________________

*
Certain appendices, exhibits and/or similar attachments to this agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant will furnish supplementally a copy of any omitted appendix, exhibit or similar attachment to the SEC upon request.

†	Confidential treatment of certain portions of these documents have been requested.