Form 10-K
period 2011-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2012-02-29
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________
FORM 10-K
 ______________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-13828
 ______________________________________
MEMC Electronic Materials, Inc.
(Exact name of registrant as specified in its charter)
 ______________________________________

Delaware	56-1505767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 Pearl Drive (City of O’Fallon) St. Peters, Missouri	63376
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(636) 474-5000
 ______________________________________
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
$.01 Par Value Common Stock	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
(Title of Class)
______________________________________

 Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒   No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the

1

Act.    Yes  ☐     No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒     No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☒   Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant, based upon the closing price of such stock on June 30, 2011 of $8.53 as reported by the New York Stock Exchange, and 229,865,540 shares outstanding on such date, was approximately $1,960,753,056. The number of shares outstanding of the registrant's Common Stock as of February 24, 2012, was 241,279,694 shares.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the registrant’s 2011 Annual Report to Stockholders (Part I and Part II)
2. Portions of the registrant’s 2012 Proxy Statement (Part III)

2

3

PART I

Item 1.	Business
Overview
MEMC is a global leader in the development, manufacture, and sale of silicon wafers, and with the acquisition of SunEdison in 2009, a major developer and seller of photovoltaic energy solutions. Through SunEdison, MEMC is one of the world's leading developers of solar energy projects and, we believe, one of the most geographically diverse. MEMC's technology leadership in silicon and downstream solar are enabling the company to expand its downstream customer base and lower costs throughout the silicon supply chain.
MEMC is organized by end market. Until our acquisition of SunEdison, we were engaged in one reportable industry segment-the design, manufacture and sale of silicon wafers-which was conducted as our Materials Business. From the time of the SunEdison acquisition until the end of fiscal 2009, we were engaged in two reportable segments, Materials Business and Solar Energy (at that time, consisting solely of the operations of SunEdison). Effective January 1, 2010 until the end of fiscal 2011, we reorganized our historical Materials Business operations into two separate businesses, and since that time were engaged in three reportable industry segments: Semiconductor Materials, which provides silicon wafers ranging from 100 millimeter (4 inch) to 300 millimeter (12 inch) as the base material for the production of semiconductor devices; Solar Materials, which manufactures and sells silicon wafers for solar applications; and Solar Energy, which was the SunEdison solar energy systems business unit. The consolidated financial statements contained in this Form 10-K describe our 2011 results for these three segments. In connection with our announced December 2011 restructuring, effective January 1, 2012, we consolidated our two solar business units' operations into one business unit, and since that date have been engaged in two reportable industry segments:

•	Semiconductor Materials; and

•	Solar Energy.
Financial segment information for our three reportable segments for 2011 is contained in our 2011 Annual Report, which information is incorporated herein by reference. See Note 22, Notes to Consolidated Financial Statements.
MEMC was formed in 1984 as a Delaware corporation and completed its initial public stock offering in 1995. Our corporate structure includes, in addition to our wholly owned subsidiaries, an 80%-owned consolidated joint venture in South Korea (MEMC Korea Company or MKC). We also have four consolidated joint ventures related to the construction and operation of solar energy systems.
Our principal executive offices are located at 501 Pearl Drive (City of O'Fallon), St. Peters, Missouri 63376, and our telephone number is (636) 474-5000. Our website address is www.memc.com.

Recent Events

During 2011, the solar industry experienced a significant downturn, including sharp reductions in pricing of solar modules, solar cells, solar wafers, polysilicon, and to a lesser extent, solar systems, leading to a dramatic decline in profitability versus prior years. Our Semiconductor Materials business also faced depressed market conditions in the second half of 2011. As a result, we incurred a net loss for the fiscal year ended December 31, 2011, which included significant restructuring, impairment and other related charges. Although we believe the current semiconductor downturn is cyclical, we view the solar industry changes as a prolonged market dislocation. While a decline in solar module pricing may benefit our Solar Energy segment, the sharp decline throughout the rest of the solar supply chain was detrimental to our Solar Materials business given its significant exposure to external wafer sales. As a result, during the fourth quarter of 2011, in order to better align our business to current and expected market conditions in the semiconductor and solar markets, as well as to improve the company's overall cost competitiveness and increase cash flow generation across all segments, MEMC committed to a series of actions to reduce the company's global workforce, right size our production capacity and accelerate operating cost reductions in 2012 and beyond (the "2011 Global Plan"). These actions include:

•
Reducing the company's total workforce by approximately 1,400 persons worldwide, representing approximately 20% of the company's employees. Of the reductions, over 80% are within the Semiconductor Materials and Solar Materials segments;

•
Shuttering the company's Merano, Italy polysilicon facility as of December 31, 2011, reducing production capacity at our Portland, Oregon facility and limiting the ramp of the Kuching, Malaysia wafering facility;

•	Reducing activity with our joint venture partners, resulting in impairments of some of our investments; and

•
Scaling back our future purchase requirements of raw materials and other inputs to the manufacturing processes to lower our future capacity and execute on our strategic shift to primarily supply wafers for internal consumption by

SunEdison.

In light of current and anticipated sustained market conditions, we are focused on effective cash management and liquidity. In addition to taking the actions set forth in the 2011 Global Plan as discussed more fully in Note 3, Notes to Consolidated Financial Statements, we have developed a strategic plan for the ongoing operation of our businesses designed to improve our performance and address the challenges within our industries. Our business strategy is designed to address the most significant opportunities and challenges facing the company. In particular, our key challenges include:

•
Managing cash flow and mitigating liquidity risks, including the completion of a rigorous assessment of our current liquidity and the level of committed financing prior to commencement of project construction and managing the timing of expenditures for the construction of solar energy systems as compared to receipts from final sale or financing;

•	Executing our restructuring plans set forth in the 2011 Global Plan to position the company for market recovery, and achieving significant operational savings prior to such recovery;

•	Focusing on semiconductor market share gains, with particular focus on profitable expansion of our 300mm business; and

•
Optimizing solar project pipeline development and achieving future growth in solar systems sales, while focusing on the disposition of solar systems held for sale in as timely a manner as is appropriate in the circumstances.

Our currently known or anticipated market and liquidity risks are described more fully in "Item 1A. Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in this 2011 Annual Report.
Semiconductor Materials Segment
Wafers for Semiconductor Applications. Almost all semiconductor devices are manufactured using silicon wafers. Wafers are becoming increasingly differentiated by specific physical and electrical characteristics, such as flatness and defect free, uniform crystal structures. Semiconductor device manufacturers continue to evolve to devices with shrinking geometries and more stringent technical specifications. Wafers required to produce these next generation devices are being developed in larger sizes, with the 300 millimeter wafer now being the primary wafer diameter used today.
We offer wafers with a wide variety of features satisfying numerous product specifications to meet our customers’ exacting requirements. Our wafers vary in size, surface features, composition, purity levels, crystal properties and electrical properties. We provide our customers with a reliable supply of high quality wafers with consistent characteristics.
Our monocrystalline wafers for use in semiconductor applications range in size from 100 millimeter to 300 millimeter and are round in shape for semiconductor customers because of the nature of their processing equipment. Our wafers are used as the starting material for the manufacture of various types of semiconductor devices, including microprocessor, memory, logic and power devices. In turn, these semiconductor devices are used in computers, cellular phones and other mobile electronic devices, automobiles and other consumer and industrial products. Our monocrystalline wafers for semiconductor applications include four general categories of wafers: prime, epitaxial, test/monitor and silicon-on-insulator (SOI) wafers.
Prime Wafers
Our prime wafer is a polished, highly refined, pure wafer with an ultraflat and ultraclean surface. The vast majority of our prime wafers are manufactured with a sophisticated chemical-mechanical polishing process that removes defects and leaves an extremely smooth surface. As semiconductor devices become more complex, wafer flatness and cleanliness requirements, along with crystal perfection, become increasingly important because these properties have a significant impact on our customers' processes and yields.
Our OPTIA™ wafer is a 100% defect-free crystalline structure based on our patented technologies and processes, including Magic Denuded Zone®, or MDZ®. Our patented MDZ® product feature can increase our customers' yield by drawing impurities away from the surface of the wafer in a manner that is efficient and reliable, with results that are reproducible. We believe the OPTIA™ wafer is the most technologically advanced polished wafer available today. Our annealed wafer is a prime wafer with near surface crystalline defects dissolved during a high-temperature thermal treatment.
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
Silicon-on-Insulator Wafers
An SOI wafer is a different starting material for the chip making process. SOI wafers have three layers: a thin surface layer of silicon (from a few hundred Angstrom to several microns thick) where the transistors are formed, an underlying layer of insulating material and a support or “handle” bulk silicon wafer. The insulating layer, usually made of silicon dioxide, is referred to as the "buried oxide" or "BOX" layer and is usually a few thousand Angstroms thick. Transistors built within the top silicon layer typically switch signals faster, run at lower voltages and are much less vulnerable to signal noise from background cosmic ray particles. Each transistor is isolated from its neighbor by a complete layer of silicon dioxide.
Sales and Marketing. We market our semiconductor wafer products primarily through a direct sales force. We have customer service and support centers through a global network in various countries, including in China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United States. A key element of our sales and marketing strategy is establishing and maintaining close relationships with our customers. We accomplish this through multi-functional teams of technical, sales and marketing and manufacturing personnel. These teams work closely with our customers to optimize our products for their current and future production processes, requirements and specifications. We monitor changing customer needs and target our research and development and manufacturing to produce wafers adapted to each customer’s processes, requirements and specifications. We make sales of semiconductor wafers principally through agreements of one year or less (such agreements often are of three months or six months duration), which specify price and typically indicate only estimated volumes or market share.
We sell some of our semiconductor wafers to certain customers under consignment arrangements. Generally, these consignment arrangements require us to maintain a certain quantity of wafers in inventory at the customer’s facility or at a storage facility designated by the customer. Under these arrangements, we ship the wafers to the storage facility, but do not charge the customer or recognize revenue for those wafers until title passes to the customer. Title passes when the customer pulls the product from the assigned storage facility or storage area or, if the customer does not pull the product within a stated period of time (generally 60-90 days), at the end of that period, or when the customer otherwise agrees to take title to the product. Until that time, the wafers are considered part of MEMC's inventory and are reflected on MEMC's books and records as inventory. As such, these consignment arrangements are essentially inventory transfer arrangements. At December 31, 2011, we had approximately $28.0 million of inventory held on consignment, compared with approximately $25.0 million held on consignment at December 31, 2010.
Manufacturing. To meet our semiconductor wafer customers' needs worldwide, we have established a global manufacturing network consisting of eight manufacturing facilities as of January 1, 2012. In an effort to reduce manufacturing costs and to shift manufacturing to locations closer to our customers, in 2009, we committed to terminate certain manufacturing in St. Peters, Missouri and Sherman, Texas. In 2011, we ceased all production at our Sherman, Texas facility. We intend to sell this facility, although there can be no assurance that we will be successful in selling the facility. In 2012, we expect to cease all production at our St. Peters, Missouri facility, except for 150mm crystal growing and advance SOI manufacturing, which are expected to continue at this facility. MEMC corporate headquarters and research and development are also expected to continue at the St. Peters facility. We have transferred operations to our new semiconductor wafer manufacturing facility in Ipoh, Malaysia. We completed construction and commenced commercial shipments from this facility in the third quarter of 2010. We have also invested significantly, and are continuing to invest to expand our 300 millimeter production capacity in South Korea.

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
Raw Materials. We obtain our requirements for several raw materials, equipment, parts and supplies from some sole suppliers, in addition to other sources. The main raw material in our semiconductor wafer manufacturing process is polysilicon. See the description of our polysilicon production below under "Solar Energy Segment—Suppliers and Raw Materials."
Customers. Our semiconductor wafer customers include virtually all of the world’s major semiconductor device manufacturers, including the major memory, microprocessor and ASIC manufacturers, as well as the world’s largest foundries.
Competition. The market for semiconductor wafers is competitive. We compete globally and face competition from established manufacturers. Our major worldwide competitors are Shin-Etsu Handotai, SUMCO, Siltronic and LG Siltron. Our wafers compete on the basis of product quality, consistency, price, technical innovation, customer service and product availability. We believe we are competitive on these factors.
Solar Energy Segment
Overview. Our Solar Energy segment now includes the operations of our old Solar Materials segment. We combined these segments effective January 1, 2012 as part of our restructuring.
On December 8, 2011, we announced a global restructuring to reduce the company's global workforce, modify its production capacity and accelerate operating cost reductions in 2012 and beyond. We committed to these actions in response to the then current and expected market conditions, including the significant price declines in the upstream solar market resulting from worldwide overcapacity as well as reduced demand in the solar market. In addition to shuttering our Merano, Italy polysilicon facility, we reduced production capacity at our Portland, Oregon solar monocrystalline facility and limited the capacity ramp of our Kuching, Malaysia solar wafer facility to 300MW. To focus on providing our downstream solar customers with quality, low cost systems and to achieve improved operating efficiencies, we consolidated the Solar Materials and Solar Energy (SunEdison) segments into a single Solar Energy segment.
2011 Solar Materials Segment. The primary focus of this segment was the manufacture and sale of silicon wafers for solar applications. Our solar wafers are used as the starting material for crystalline solar cells. Customers using crystalline wafers for solar applications utilize wafers that are square or pseudo square so that they fit optimally into solar modules (panels) and convert energy from the sun into usable electrical energy. Our first solar wafer manufacturing facility was constructed in Kuching, Malaysia and brought online in 2010. Also in 2010, we acquired Solaicx, which gave us a monocrystalline wafer manufacturing facility in Portland, Oregon. We will continue to manufacture solar wafers in both Kuching and Portland as well as through our 2010 joint venture in China with Zhenjiang Huantai Science & Technology Co. Ltd. We will also continue to use subcontractors for a limited amount of our solar wafer production. Finally, pursuant to a 2010 OEM arrangement, we are producing solar modules to strengthen our supply chain and provide lower cost modules for use in the SunEdison business.
The main raw material for the production of our solar wafers is polysilicon. We have produced internally most of our polysilicon needs and the polysilicon production was part of the Solar Materials segment through 2011. See a description below under "Suppliers and Raw Materials".
2011 Solar Energy (SunEdison) Segment. Through SunEdison, we are a leading global solar energy services provider. As of December 31, 2011, SunEdison has interconnected over 580 solar power systems representing 600.4MW of solar energy generating capacity. As of December 31, 2011, SunEdison had 255.1MW of projects under construction and 3.0 gigawatts ("GW") in pipeline. We acquire pipeline and also grow it organically. A majority of the 2011 increase in pipeline is due to acquisitions. A solar energy system project will be classified as "pipeline" when SunEdison has a signed or awarded power purchase agreement (PPA) or other energy off-take agreement or has achieved each of the following three items: site control, an identified interconnection point with an estimate of the interconnection costs, and an executed energy off-take agreement or the determination that there is a reasonable likelihood that an energy off-take agreement will be signed. "Under construction" refers to projects within pipeline, in various stages of completion, which are not yet operational. There can be no assurance that pipeline will be converted into completed projects or generate revenues or that we can obtain the necessary financing to construct these projects. See a complete description of the Solar Energy business below.
All financial information for the Solar Materials segment and the Solar Energy (SunEdison) segment for 2011 and applicable periods prior to 2011 is set forth in Note 22, Notes to Consolidated Financial Statements contained in our 2011 Annual Report, which information is incorporated herein by reference.
New Solar Energy Segment. Our Solar Energy business unit, effective January 1, 2012, provides solar energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market to provide a comprehensive solar energy service to our customers. In support of that downstream solar business, our Solar Energy business unit manufactures polysilicon, silicon wafers and solar modules. As a result of continued declines in solar wafer pricing, we are largely eliminating future external solar wafer sales and have elected to limit the capacity ramp of our solar wafer manufacturing facility in Kuching, Malaysia to 300MW. We also plan to reduce production capacity at our Portland, Oregon crystal facility in order to improve costs and alignment with current market conditions. Consistent with our existing solar strategy, we will continue to utilize our joint ventures and partner with third-party vendors under long-term supply agreements to procure or have manufactured solar modules for use in our SunEdison business. Our SunEdison business is focused on the installation of solar energy systems that are connected to the electricity grid. A wide variety of international and U.S. federal, state and local government and utility commission rules, regulations and policies affect our ability to conduct our business. See "Regulation" below.
We provide our customers with a simplified and economical way to purchase renewable energy by delivering solar power under long-term power purchase arrangements with customers or feed-in tariff arrangements with government entities and utilities. Our SunEdison business is heavily dependent upon government subsidies, including U.S. federal incentive tax credits, state-sponsored energy credits and foreign feed-in tariffs. The sale of a solar energy system would not be profitable today without these incentives. Our customers pay us only for the electricity output generated by the solar energy systems we install on their rooftops, or other property, thereby avoiding the significant capital outlays otherwise usually associated with power plant projects, including typical solar power plants. Once installed, our solar energy systems provide energy savings to customers and enable them to hedge a portion of their energy costs against volatile electricity prices by generating electricity during daylight hours when electricity prices are typically highest.
Our objective is to develop solar power generation assets that serve as a cost-effective clean energy alternative to central-generated power in select markets throughout North America, Europe, the Middle East, South Korea, Thailand, Malaysia, India, China, South Africa and, in the future, other countries in Asia and in South America. For 2012, our primary focus will be on North American projects. Outside of the United States, including in Europe, Asia and Canada, projects are developed and operated pursuant to a government feed-in tariff structure which provides stable pricing under 20-year contracts. We generally sell our European, Asian and Canadian projects to investors after they are constructed. In certain countries, for example, in India and South Africa, there is a multi-year holding requirement for a portion of our equity position in such projects. In the United States, we frequently utilize a sale-leaseback financing structure which results in booking electricity generation and sale revenue. For many projects, we generally operate solar energy systems after construction pursuant to predefined operations and maintenance agreements. Our long-term corporate objective is to lower the levelized cost of solar energy to the point that solar electricity is cost competitive with fossil fuel generated electricity, enabling us to reach grid parity with traditional energy alternatives without government incentives or subsidies. We also intend to leverage our customer relationships and on-site customer presence to obtain additional power purchase agreements for new locations and long-term contracts for operations and maintenance services for non-SunEdison solar energy systems.
Our portfolio of solar power generation assets that we have sold and then leased back generates revenue in the U.S. from the sale of electricity pursuant to long-term, typically 20-year, solar power services agreements and the receipt and sale of renewable energy incentives, including renewable energy credits ("RECs"), which we sell to third parties. In the State of California, we may also receive performance based incentives ("PBIs") from public utilities, under certain state-wide solar incentive programs.
Through electricity generation by solar electric systems that SunEdison operates in certain states in the U.S., including Maryland, New Jersey, California, Ohio and Colorado, SunEdison is credited with one REC for each 1,000 kilowatt-hour (or megawatt-hour) of electricity we produce. RECs represent the right to claim the environmental, social and other non-power qualities of the renewable electricity generation. At the appropriate time in construction of a solar power plant, SunEdison submits an application to the relevant state energy regulatory bodies. The solar power plant is inspected and if approved, SunEdison is qualified to receive RECs based on actual production in the future. A REC, and its associated attributes and benefits, can be sold with or separately from the underlying physical electricity associated with a renewable-based generation source. Buyers of these certificates are typically the utilities that can use the credits to offset state or public utility commission mandated environmental obligations that specify that a portion of their electricity must be generated by solar energy. Whenever possible, SunEdison enters into multi-year binding contractual arrangements with utility companies or other investors who purchase RECs at fixed rates. Sales directly to utilities are generally recorded at the time the required level of energy is generated, which in turn gives SunEdison the right to the REC. SunEdison has the legal and contractual right to transfer ownership of the REC to a third party under the terms of an agreement between SunEdison and the utility. Investors also purchase these certificates, typically under similar contracts. These investors then resell the certificates to end-user utilities or other companies.
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
SunEdison also receives renewable energy incentives from public utilities in the State of California in the form of PBIs under the California Solar Initiative ("CSI") program for the production of renewable energy. A fixed rate per kilowatt hour of actual solar energy production is paid in cash by the utilities over a 60 month period, and the incentive is not based or calculated on the cost to construct the solar power plant. The PBIs are not earned by SunEdison unless production actually occurs. There is no penalty under the PBI program if there is no electricity production. Production from SunEdison-operated systems is verified by an independent third party before billing to the utilities. Unlike RECs discussed above, PBIs are merely a cash incentive and are not tradable.
Suppliers and Raw Materials. For our SunEdison business, we procure modules through our OEM manufacturing relationships and also have a limited number of suppliers for modules, trackers and inverters. We generally enter into purchase agreements with one year terms with these suppliers. We believe this allows us to optimize system performance, reduce system costs and benefit from the long-term innovation and cost reduction trends of the solar industry. We also have a limited number of engineering, procurement and construction providers. Our solar module suppliers generally provide a 25-year limited warranty for power with a linear degradation factor and a ten year limited warranty for workmanship. We provide a similar warranty for our solar modules that we supply to our own solar energy projects or to third party purchasers of such modules. Inverter suppliers generally provide a performance guarantee in the form of a product workmanship warranty for between five and fifteen years. In the event that a module or inverter fails in the future, we will repair or replace the failed module or inverter and then look to the supplier for compensation. In the fourth quarter of 2010, we entered into an OEM module production arrangement to strengthen our supply chain and provide lower cost modules for use in our SunEdison business.
For our solar wafer production, the main raw material is polysilicon. We use two types of polysilicon: granular polysilicon and chunk polysilicon. We produce all of our requirements for granular polysilicon at our facility in Pasadena, Texas. Although we have produced chunk polysilicon in our Merano, Italy facility, we shuttered that facility in December 2011 as part of the restructuring and will close it unless dramatic feedstock, power and other cost reductions are achieved in the near term. We are now buying chunk polysilicon pursuant to short- to medium-term agreements with other polysilicon manufacturers. Chunk polysilicon can be substituted for granular polysilicon, although our manufacturing throughput and yields could be adversely affected. In February 2011, we announced the formation of a joint venture with Samsung Fine Chemicals Co. Ltd. ("Samsung Fine Chemicals") to produce high purity granular polysilicon to meet some of our internal polysilicon needs. We believe our ability to meet most of our polysilicon requirements through our in-house capabilities provides us with a potential advantage to compete more effectively. We obtain our requirements for several raw materials, equipment, parts and supplies for solar wafer manufacturing from some sole suppliers.
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
Domestic Marketing and U.S. Customers. Our U.S. solar energy customers fall into three categories: (i) commercial customers, which principally include large, national retail chains and real estate property management firms; (ii) federal, state and municipal governments; and (iii) utilities.
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
Our approach to government customers is similar to that with commercial customers. Government customers also purchase power under long-term power purchase agreements; however, our government customers generally tend to be interested in single large solar energy systems rather than systems at multiple locations. Our solar energy services provide several benefits tailored to government customers, including helping them to achieve renewable energy mandates and allowing them to benefit from solar tax incentives for which they would not otherwise qualify.
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
International Marketing and Foreign Customers. Until recently, SunEdison’s international business operations have focused only in certain areas in Europe and Canada. Our growth in 2010 primarily reflected an increase in ground mount projects in Italy. Our growth in 2011 was primarily from an increase in utility projects in North America, and we expect our 2012 growth similarly to be focused in North America. The growth in our pipeline reflects continued activity in our historic markets, especially in North America, as well as expanding and developing our business in various parts of Asia. We believe this regional and market diversification will reduce country concentration risk and improve overall project returns.
In our international operations, we either develop projects ourselves or enter into strategic alliances or partnership arrangements with local project developers with extensive knowledge of the local licensing, permitting, land siting and other legal aspects of developing a solar energy system in each given country or region. Under these arrangements, our local partners generally obtain the necessary permits, authorizations, licenses and land rights for the development of the solar energy system, and we manage the engineering, construction, procurement, installation and financing of the solar energy system. We also may execute an operations and maintenance agreement to service the system for an extended period of time after construction.
Project Finance and Project Working Capital. Our SunEdison business model is to realize cash upon the completion of a solar energy system and the sale of the system or, in the event of a sale-leaseback financing or project that we elect to retain on our balance sheet, during the term of any related power purchase agreement. Typically, a construction financing facility is implemented prior to commencement of construction of the solar energy system, and for non-sale leaseback financed projects, long-term debt is arranged prior to commercial operation of the system and issued on or about the time of commercial operation or the sale of the system.
We utilize a variety of project- and debt-financing structures to arrange long-term financing for our systems, including construction finance. In the United States, our long-term financing primarily consists of selling the solar energy system to a third-party and leasing it back for an extended period of time. These leases are typically accounted for as capital leases or financing arrangements on our balance sheet. See Note 2 to Notes to Consolidated Financial Statements. Outside the U.S., we typically obtain term debt financing with a maturity date tied to the date the applicable feed-in tariff expires, and upon the sale of these systems, the new project owner acquires the term debt financing. Alternatively, in lieu of financing solar energy systems, we may choose to sell a portion of our systems portfolio to third parties. Outside the U.S., we generally sell projects outright to third parties, except in India and in South Africa where there is a partial equity holding requirement. Our currently known or anticipated market and liquidity risks are described more fully in "Item 1A. Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in this 2011 Annual Report.
Operations and Maintenance of Solar Energy Systems. Our service personnel are responsible for the operation and maintenance of our portfolio of solar energy systems. We may also provide operations and maintenance services to solar energy systems that are neither owned nor installed by us. The services provided by our service team include the following:

•
Solar Monitoring. Our renewable operations center provides monitoring of solar energy systems and measures output in 15-minute increments. This enables us to dispatch repair crews as needed based on system performance and conditions. Our customers are also able to access the data for their system remotely through our online customer portal. With the SunEdison Energy & Environmental Data System ("SEEDS"), our equipment and proprietary software platform used for remote monitoring and control of solar power plants, we are able to measure production, create customized reports, streamline billing and ensure efficient operation and maintenance.

•	Solar Production Assurance. Our service contracts cover preventative maintenance to ensure the optimal level of performance and electrical generation for the solar energy system.
Competition. The solar power market in general competes with conventional fossil fuels supplied by utilities and other sources of renewable energy such as wind, hydro, biomass, concentrated solar power and emerging distributed generation technologies such as micro-turbines and fuel cells. Furthermore, the market for solar electric power technologies is competitive and continually evolving. We believe our major competitors in the solar energy services provider market include SunPower Corporation, First Solar, Inc., Sharp Corporation (Recurrent Energy), Phoenix Solar, Iberdrola Renewable Inc., JUWI Solar Gmbh and Solar City. We may also face competition from solar cell and module suppliers, who may develop solar energy system projects internally that compete with our product and service offerings, or who may enter into strategic relationships with or acquire other existing solar power system providers. We also compete to obtain limited government funding, subsidies or credits. In the large-scale on-grid solar power systems market, we face direct competition from a number of companies, including those that manufacture, distribute or install solar power systems, as well as construction companies that have expanded into the renewable sector and independent power producers. In addition, we will occasionally compete with distributed generation equipment suppliers.
We generally compete on the basis of the price of electricity we can offer to our customers; our experience in installing high quality solar energy systems that are generally free from system interruption and that preserve the integrity of our customers’ properties; our continuing long-term solar services (operations and maintenance services); quality and reliability; the ability to serve customers in multiple jurisdictions; and the scope of our system monitoring and control services.
Seasonality. Our quarterly revenue and operating results for solar energy system installations are difficult to predict and have in the past and may in the future fluctuate from quarter to quarter due to changes in subsidies, as well as weather, economic trends and other factors. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to periodic reductions of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March, which impacts the extent (or amount) of construction that occurs. In the United States, customers or investors will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons.
Regulation
Our SunEdison business is not a "regulated utility" under applicable national, state or other local regulatory regimes where SunEdison conducts business. In the United States, SunEdison obtains exemptions from certain federal and state laws and regulations by establishing "Qualifying Small Power Production Facility" or "Exempt Wholesale Generator" status with the Federal Energy Regulatory Commission ("FERC") for all of its solar energy projects. These exemptions apply to the regulation of rates of electricity sales, and otherwise to federal and state laws regarding the financial and organizational regulation of electric utilities. For some of SunEdison’s large utility-scale projects, the utility that is purchasing the energy must seek state regulatory approval of its power purchase agreements entered into with SunEdison. As SunEdison’s utility-scale business grows to entail sales of electricity from solar energy systems greater than 20MW, SunEdison will need to seek and obtain "market-based rate authorization" from FERC in order to undertake wholesale sales of power from such large facilities. In Europe, Asia and Canada, SunEdison and its subsidiaries are also generally subject to the regulations of the relevant energy regulatory agencies applicable to all producers of electricity under the relevant feed-in tariff regulations

(including the feed-in tariff rates).
Additionally, interconnection agreements are required for virtually all of SunEdison’s projects. Depending on the size of the system and local law requirements, interconnection agreements are between the local utility and either SunEdison or its customer in the United States. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by the local public utility commission ("PUC") or other regulatory body with jurisdiction over interconnection agreements. As such, no additional regulatory approvals are required once interconnection agreements are signed.
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
Solar Energy. The solar wafer market is characterized by intense cost pressures and competition from thin film technologies and other crystalline solar wafer suppliers. These intense cost pressures, and worldwide overcapacity, led us to commit to our December 2011 restructuring actions. We believe that the timely development of high productivity, lower cost processes, enhancements to existing products and development of new wafer products are essential to maintain our competitive position and to provide lower cost modules to our SunEdison projects. Our goal in solar materials research and development is to continually evaluate the wafer contribution to solar cell product performance and to develop products capable of enhancing solar cell performance while meeting the cost goals necessary to grow the solar market. We accomplish this by closely linking our research and development project and goals to the current and future technology requirements of our solar cell and module customers. Some of these projects involve formal and informal joint development efforts with our customers.
We also devote solar materials research and development resources in the areas of polysilicon production, crystallization, wafering and solar cells and modules. The research and development efforts in these areas are directed to overall cost reduction while improving the photovoltaic efficiency potential of the silicon wafer, reducing silicon wafer thickness, achieving technology differentiation and innovation. We have dedicated engineers and scientists, located primarily in our St. Peters, Missouri, Portland, Oregon, Pasadena, Texas and Merano, Italy facilities, to develop high productivity, low cost and ultrapure polysilicon fabrication processes. We also have research and development resources in India (design) and

Singapore (quality). In conjunction with these efforts, we are developing high productivity, high recombination lifetime, low defect density multicrystalline and monocrystalline silicon crystallization processes using a team of engineers and scientists located primarily in our St. Peters, Missouri, Portland, Oregon and Kuching, Malaysia facilities. We are also continuing to ramp our own solar wafer (156 millimeter) manufacturing facility in Kuching, Malaysia, although such capacity ramp will be limited to 300MW. With our acquisition of Solaicx, we have a proprietary continuous crystal growth manufacturing technology which yields high-efficiency monocrystalline silicon wafers for the photovoltaic solar industry. Finally, we are developing wafering technologies that enable scaling to smaller wafer thickness while increasing the productivity of the wafering process, with both of these factors contributing to less silicon cost to our customer's solar product.
In addition, we work with key customers worldwide through our Product Development/Management (de facto Applications Engineering Group) and research and development engineers, leveraging our research and development laboratories. This enables us to establish a close, technical working relationships with our customers to obtain a better knowledge of our customers' solar materials requirements.
The Product Development and Product Management Groups for our Solar Energy business unit are focused on reducing the levelized cost of electricity in our photovoltaic installations. As a solar energy services provider, new technology evaluation is a critical part of this effort. The Product Development and Management Groups evaluate emerging industry solutions in the areas of module, inverter and balance of systems components. Technology evaluation is pursued through analysis, test, demonstration and development. SunEdison became a founding member of the Solar Technology Acceleration Center in Aurora, Colorado in 2008 in order to further this effort. The other founding partners include Xcel Energy and Abengoa Solar. Sponsoring partners include the National Renewable Energy Lab and the Electric Power Research Institute. In addition to external technology evaluation, the Product Development Group leads efforts to reduce the levelized cost of electricity through internal product development of system components, with particular emphasis on module mounting components.
The Solar Energy Product Development team also leads a cross functional continuous improvement process within the company to analyze and improve the performance of SunEdison's operational systems. This effort focuses on propagating best practices, increasing energy production and minimizing the frequency and impact of system outages. Through these combined efforts, SunEdison strives to reduce the cost of electricity delivered to our customers while improving the quality and reliability of our systems throughout their operational life.
Proprietary Information and Intellectual Property
We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We protect our intellectual property rights based on patents and trade secrets. As of December 31, 2011, we had approximately 250 U.S. patents, of which approximately 55 will expire within the next five years, approximately 130 will expire between six and ten years, and approximately 65 will expire after ten years. As of December 31, 2011, we had approximately 450 foreign patents, of which approximately 60 will expire within the next five years, approximately 275 will expire between six and ten years, and approximately 110 will expire after ten years. These foreign patents are generally counterparts of our U.S. patents. As of December 31, 2011, we had approximately 185 pending U.S. patent applications and approximately 350 pending foreign patent applications. The patents we beneficially own relate to polysilicon technology. We exclusively licensed these beneficially owned patents from Albemarle Corporation in connection with our purchase of Albemarle’s granular polysilicon business in 1995. We may request that these patents be assigned to us at any time in exchange for a nominal purchase price.
We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims against us.
Customer Concentration
In 2011, no single customer accounted for more than 10% of our 2011 consolidated net sales.
Employees
At December 31, 2011, we had approximately 6,350 full time employees and approximately 490 contract or temporary workers worldwide. We have approximately 1,700 unionized employees in our facilities located in St. Peters, Missouri, Pasadena, Texas, South Korea, Italy and Japan. We have not experienced any material work stoppages at any of our facilities due to labor union activities during the last several years. We believe our relations with our employees are generally good.

Geographic Information
Information regarding our foreign and domestic operations is contained in Note 22, "Reportable Segments," of Notes to Consolidated Financial Statements included in our 2011 Annual Report, which information is incorporated herein by reference.
Available Information
We make available free of charge through our website (http://www.memc.com) reports we file with the Securities and Exchange Commission ("SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site containing these reports and proxy and information statements at http://www.sec.gov. Any materials we file can be read and copied online at that site or at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549, on official business days during the hours of 10:00 am and 3:00 pm. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

Item 1A.	Risk Factors
Risks Related to Demand for Our Products and Services

Due to the general economic environment and other factors, we may be unable to generate sufficient cash flows or obtain access to external financing necessary to fund our operations.
In recent periods, the European, U.S. and world economy have undergone significant turmoil amid stock market volatility, difficulties in the financial services sector, tightening of the credit markets, softness in the housing markets, concerns of inflation and deflation, reduced corporate profits and capital spending, reduced consumer spending and various other economic difficulties. This recent turmoil demonstrates how uncertain future economic conditions are and those conditions could negatively impact our ability to obtain debt or equity financing required for the construction and sale of solar power plants. In fact, we suffered a significant loss in 2011. See Note 3 to Notes to Consolidated Financial Statements. Additionally, access to capital markets continues to be challenging, especially in Europe. If improvement in market and economic conditions does not continue or turmoil and volatility significantly increase, we may be further limited in our ability to access the capital markets to meet liquidity and operational and capital expenditure requirements. We may not have sufficient resources to support our business plan, and there can be no assurance that liquidity will be adequate over time. There can be no assurance that we will be able to generate sufficient cash flows, find other sources of capital or access capital markets, and if adequate funds and alternative resources are not available on acceptable terms, our ability to fund our operations, develop and construct solar power plants, maintain our research and development efforts, provide collateral for our projects or otherwise respond to competitive pressures would be significantly impaired. Our inability to do the foregoing could have a material adverse effect on our business and results of operations.
We make significant investments in building our solar energy projects, and the delayed sale of our projects or the inability to sell our projects would adversely affect our business, liquidity and results of operations.
The development and construction of solar power plants can require long periods of time and substantial initial capital investments, and there are significant risks related to the development of solar power plants, including high initial capital expenditure costs to develop and construct functional power plant facilities and the related need for construction capital, the availability of favorable government tax and other incentives, the high cost and potential regulatory and technical difficulties in integrating into new markets, an often limited or unstable marketplace, competition from other sources of electric power, regulatory difficulties including obtaining necessary permits, difficulties in negotiating power purchase agreements with potential customers, educating the market regarding the reliability and benefits of solar energy products and services, costs associated with environmental regulatory compliance and competing with larger, more established solar energy companies and utilities. There can be no assurance that we will be able to overcome these risks as we develop our solar power projects and energy services business. There can also be no assurance that a potential project sale can be completed on commercially reasonable terms or at all. Our potential inability to obtain regulatory clearance, project financing or enter into sales contracts with customers could adversely affect our business, liquidity and results of operations. Our liquidity could also be adversely impacted if project sales are delayed.

We anticipate that the SunEdison business will continue to require significant amounts of working capital and other capital. In addition, we plan to make continued investment in the SunEdison business to expand this business in the near future.

Historically, the SunEdison business has generated U.S. GAAP operating losses as SunEdison has ramped up its operations. There can be no assurance that the SunEdison business will produce sufficient margins in the future to support the capital required for its operations.
If we are unable to enter into new financing agreements when needed, or upon desirable terms, for the construction and installation of our solar energy systems, or if any of our current financing partners discontinue or materially change the financing terms for our systems, we may be unable to finance our projects or our borrowing costs could increase, which would have a material adverse effect on our business, financial condition and results of operations.
We typically rely on working capital and credit facilities to fund the up-front costs associated with the design, construction and installation of our solar energy systems and the purchase of components, such as solar modules and inverters, for our systems. We have historically utilized financing from our vendors and suppliers through customary trade payables or account payables. At times, we have also increased the number of days' payables outstanding. At December 31, 2011 and December 31, 2010, our outstanding accounts payables balance has exceeded our cash balance. There can be no assurance that our vendors and suppliers will continue to allow us to maintain existing or planned payables balances, and if we were forced to reduce our payables balances below our planned levels, without obtaining alternative financing, our ability to fund our operations would materially adversely affect our business, financial condition and results of operations. In addition, we secure long-term financing upon completion of our solar energy systems for those systems we retain and use the proceeds to refinance the debt incurred for the design, construction and installation of the solar energy systems, as well as to generate profits and cash flow for our business.
Without access to sufficient and appropriate financing, or if that financing is not available at desirable rates or on terms we deem appropriate, we would be unable to grow our SunEdison business by increasing the number of solar energy systems we are simultaneously developing. Our ability to obtain additional financing in the future depends on banks' and other financing sources' continued confidence in our business model and the renewable energy industry as a whole. Solar energy has yet to reach widespread market penetration and is dependent on continued support in the form of performance-based incentives, rebates, tax credits, feed-in tariffs and other incentives from federal, state and foreign governments. If this support were to dissipate, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. While we have solar project financing available to us through existing relationships and facilities, our current cash and financing sources may be inadequate to support the anticipated growth in our business plans. Additionally, in late February 2012, Moody's Investors Service ("Moody's") downgraded our corporate family credit rating and our 2019 Notes rating, which has limited our access to the non-recourse construction facility or may limit or restrict in the future our ability to borrow under certain current credit facilities or to secure new or additional credit facilities, and may increase the costs of borrowing, increase letter of credit requirements for our solar energy projects and subject us to more onerous debt covenants. In addition, we do not currently have any dedicated financing in some of our emerging and international markets, and obtaining financing in these new markets could present unforeseen challenges. Our failure to obtain necessary financing to fund our operations would materially adversely affect our business, financial condition and results of operations.
To date, we have obtained financing for our SunEdison business from a limited number of financial institutions. If any of these financial institutions decided not to continue financing our solar energy systems as a result of a ratings downgrade or otherwise, or materially changed the terms under which they are willing to provide financing, we could be required to identify new financial institutions and negotiate new financing documentation. The process of identifying new financing partners and agreeing on all relevant business and legal terms could be lengthy and could require us to reduce the rate of the growth of our business until such new financing arrangements were in place. In addition, there can be no assurance that the terms of the financing provided by a new financial institution would compare favorably with the terms available from our current financing partners. Our inability to secure financing could lead to canceled projects, or reduced deal flow, or we could be forced to finance the construction and installation of solar energy systems ourselves. In any such case, our borrowing costs could increase, which would have a material adverse effect on our business, financial condition and results of operations.
Our historical Solar Materials wafer business experienced a substantial and sustained decline in prices which has had, and could continue to have, a material adverse effect on our business, financial condition or results of operations.
According to independent sources, industry-wide solar wafer pricing fell approximately 40% during the second quarter of 2011. During the third and fourth quarters of 2011, solar wafer pricing continued to decline due to the market downturn. These price decreases had a significant unfavorable impact on our revenue and gross margins during the year ended December 31, 2011, and, though we are largely eliminating future external solar wafer sales, may unfavorably impact future operating results in our Solar Energy business. When selling prices decline, our net sales and gross profit also decline unless we are able to sell more products or reduce the cost to manufacture our products. If the selling prices for our products continue to decline, our operating results could be materially adversely affected. Because of the pricing declines and adverse market conditions noted above, we recorded a goodwill impairment in our then-current Solar Materials segment of $56.4 million in 2011. We also recorded asset impairments totaling $367.9 million for the year ended December 31, 2011, primarily related to the reduction in capacity at Solar Materials manufacturing sites, including the shuttering of our Merano, Italy polysilicon facility. Failure to successfully address the challenges facing this business may hinder or prevent our ability to achieve our business objectives in a timely manner, and may also result in less than full recovery of our remaining Solar Energy long-lived assets, which could require further asset write-downs.
We make significant investments in growing our solar energy project pipeline, including both organically developing and acquiring projects from third-parties, and if a number of projects fail to proceed to construction or are not completed, our business, financial condition or operating results could be materially adversely affected.
The solar project development process is long and includes many steps involving site selection and development, business contracting and regulatory approval, among other factors.  As we develop pipeline organically or through acquisitions, some of the projects in our pipeline may not be completed or proceed to construction as a result of various factors.  These factors may include changes in applicable laws and regulations, including government incentives, environmental concerns regarding a project or changes in the economics or ability to finance a particular project.  If a number of projects are not completed, our business, financial condition or operating results could be materially adversely affected.
Our Solar Energy business depends on the solar industry, which is driven largely by the availability and size of government and economic incentives which could be reduced or eliminated, resulting in decreased demand for our solar wafers and SunEdison’s services, which could have significant negative effects on our business, financial condition or results of operations.
Today's solar industry demand continues to be mainly driven by the availability and size of government and economic incentives related to the use of solar power, because today the cost of solar power exceeds the cost of power furnished by the electric utility grid in most locations. As a result, government bodies in many countries, most notably Canada, Germany, Italy, Spain, India and Japan, have historically provided incentives in the form of feed-in-tariffs to solar project developers to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. In addition, we rely upon income tax credits and other state incentives in the United States for solar energy systems. Most countries, including those listed above, have continued to regularly reduce the rates paid to solar power system owners for generating electricity under their respective feed-in-tariff programs, and these regular, scheduled reductions in feed-in tariff rates are expected to continue. Moreover, the value and pricing of PBIs and RECs, as well as the state PUC approved PPA rates for utilities (which are frequently higher than electricity rates for electricity generated from other energy sources), are likely to continue to decrease, further reducing the U.S. revenue stream from solar projects. These government economic incentives could be further reduced or eliminated altogether, especially in light of ongoing worldwide economic troubles and slow recovery. In addition, some of these solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Finally, some countries could alter their programs retroactively which would impact our systems currently in place. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for our wafers, our customers’ products and our solar energy systems, which could have a material adverse effect on our business, financial condition or results of operations.
Our Semiconductor Materials business segment depends on the semiconductor device industry, and when that industry experiences a downturn, our sales could decrease, and we could be forced to reduce our prices while maintaining fixed costs, all of which could have significant negative effects on our operating results and financial condition.
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
From time to time, the semiconductor device industry has experienced significant downturns. These downturns often occur in connection with declines in general economic conditions. In the second half of 2011, demand for wafers for semiconductor applications started to slow down and dropped by approximately 15% in the fourth quarter as compared to the third quarter according to SEMI (the industry association serving the manufacturing supply chains for the microelectronic, display and photovoltaic industries), and this reduced demand is expected to continue into at least the first quarter of 2012. Accordingly, demand for our semiconductor wafers was down during this period. If the semiconductor device industry experiences future downturns, or if the current downturn lingers, we will face pressure to reduce prices, and we may need to further rationalize capacity and reduce fixed costs. If we are unable to reduce our expenses sufficiently to offset reductions in price and volume, our operating results and financial condition will be materially adversely affected.
An excess of polysilicon supply and increased use of thin-film technologies could adversely affect sales of our solar wafers, forcing us to reduce prices in order to maintain or gain market share, which could have a material adverse effect on our business, financial condition or results of operations.
Both new available polysilicon supply, wafer supply capacity and the increased use of thin-film technologies by our customers or other solar cell and module companies have led to an excess supply of available material. This oversupply of polysilicon and solar wafers has led to significantly lower solar wafer pricing in 2011 and in early 2012. In the past we have agreed to price reductions with some of our customers, including customers with whom we have long-term supply agreements, and we may need to do so again in the future, which could have a material adverse effect on our business, financial condition or results of operations. For this reason, we are largely eliminating future external solar wafer sales.
Our SunEdison business is seasonal, which could have a material adverse effect on our business, financial condition or results of operations or the market price of our common stock.
Our quarterly results of operations fluctuate significantly based on the timing of SunEdison projects. Our SunEdison business is seasonal, with a significant portion of revenues recognized during the fourth quarter of each year. There are various reasons for this seasonality, mostly related to economic incentives and weather patterns. For example, in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to periodic reductions of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March, which impacts the amount of construction that occurs. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons.
In 2011, our SunEdison net sales for the fourth quarter accounted for approximately 51.9% of the total SunEdison segment net sales during 2011. In the future, if SunEdison's net sales, including sales in the second half of the year, are lower than expected, our operating results would be adversely affected, and it could have a disproportionately large impact on our annual operating results and the market price for our common stock.
Existing regulations and policies governing the electric utility industry, as well as changes to these regulations and policies, may adversely affect demand for our Solar Energy products and services and materially adversely affect our business, financial condition and results of operations.
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
Certain power purchase agreements signed in connection with SunEdison's utility-scale business are subject to public utility commission approval, and such approval may not be obtained or may be delayed.
As a solar energy provider in the U.S., the power purchase agreements executed by SunEdison and/or its subsidiaries in connection with the development of utility-scale projects are generally subject to approval by the applicable state PUC.  It cannot be assured that such PUC approval will be obtained, and in certain markets, including California and Nevada, the PUCs have recently demonstrated a heightened level of scrutiny on solar power purchase agreements that have come before the PUC for approval. If the required PUC approval is not obtained for any particular solar power purchase agreement, the utility counterparty may exercise its right to terminate such power purchase agreement, and SunEdison may lose its invested development capital.
If we fail to meet changing customer demands, we may lose customers and our sales could suffer.
The two industries in which we operate change rapidly. Changes in our customers' requirements result in new and more demanding technologies, product specifications and sizes, and manufacturing processes. Our ability to remain competitive will depend upon our ability to develop technologically advanced products and processes. We must continue to meet the increasingly demanding requirements of our customers on a cost-effective basis. As a result, we expect to continue to make significant investments in research and development and equipment. We cannot be certain that we will be able to successfully introduce, market and cost-effectively manufacture any new products, or that we will be able to develop new or enhanced products and processes that satisfy customer needs or achieve market acceptance.
Risks Related to Our Supply Chain and Supply Channels
Our dependence on single and limited source suppliers and subcontractors in our Semiconductor Materials and Solar Energy businesses could harm our production output and adversely affect our manufacturing throughput and yield, which could also have a material adverse effect on our business, financial condition or results of operations.
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
In addition, we often contract with subcontractors that convert our polysilicon into solar wafers which we, in turn, sell to our customers or provide for our own solar energy system projects. If module pricing increases and/or when capacity tightens, as it has in the past, we are forced to accept higher prices and less advantageous payment terms than we would accept in a more normalized supply-demand environment. These factors, which are often outside our control, could also have a material adverse effect on our business, financial condition or results of operations.
We are currently dependent on a limited number of third-party suppliers for certain components for our solar energy systems. We also rely on third-party subcontractors to construct and install our solar energy systems, which could result in sales and installation delays, cancellations, liquidated damages and loss of market share for our SunEdison business.
We rely on a limited number of third-party suppliers for certain components for our solar power systems, such as inverters. If we fail to develop or maintain our relationships with these suppliers, we may be unable to install our solar power systems on time, or only at a higher cost or after a long delay, which could prevent us from delivering our solar power systems to our customers within required timeframes. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or at all, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to install solar power systems or may increase our costs.
We utilize and rely on third party subcontractors to construct and install our solar energy systems throughout the world. If our subcontractors do not satisfy their obligations or do not perform work that meets our quality standards or if there is a shortage of third-party subcontractors or labor strikes that interfere with our subcontractors’ ability to complete their work on time and/or on budget, we could experience significant delays in our construction operations, which could have a material adverse effect on our reputation and/or our ability to grow our SunEdison project development business.
Significant payments required from us under take-or-pay contracts could have a material adverse effect on our business, financial condition or results of operations.
We have long-term annual take-or-pay contracts with certain suppliers of precursor raw materials and solar wafers. If we fail to take the required annual amounts under those contracts, we are required to make payments to the supplier and those payments could be significant. In January 2010, we made a payment of $15.9 million for a 2009 purchase shortfall. We made additional payments to this supplier in January 2011 of $5.8 million and February 2012 of $2.4 million related to 2010 and 2011 purchase shortfalls of precursor raw materials, respectively. In December 2011, we announced a restructuring that includes termination of certain take-or-pay contracts with certain of our suppliers of raw materials and solar wafers. We may be required to make payments in connection with the termination of such contracts, including payments larger than management's current estimates of such obligations, which will affect our cash flows in the future should we have to make these payments. These payments, if required in 2012 and in future years, could have a material adverse effect on our business, financial condition or results of operations. See Note 21 to Notes to Consolidated Financial Statements.
Risks Related to Our Operations
If we do not continue to reduce our manufacturing costs and operating expenses, we may not be able to compete effectively in the semiconductor and solar wafer industries.
The success of our Semiconductor Materials and Solar Energy businesses depends, in part, on our continuous reduction of manufacturing costs and leveraging of operating expenses. If we are not able to reduce our manufacturing costs and leverage our operating expenses sufficiently to offset future price erosion, our operating results will be adversely affected. We cannot assure you that we will be able to continue to reduce our manufacturing costs and leverage our operating expenses. Moreover, any future reduction of headcount or closure of one or more of our manufacturing facilities may adversely affect our operational capabilities and our ability to manufacture wafers in required volumes to meet customer demand and may result in other production disruptions, or could require us to take an excess capacity or impairment charges, which could have an adverse effect on our operating results. In our Solar Energy business, cost reductions on balance-of-system costs are also critical to our success in the downstream solar market.
We may fail to realize the benefits of our announced closings and restructurings.
In December 2011, we announced that we intend to shutter our Merano, Italy polysilicon facility and reduce production capacity at our Portland, Oregon crystal facility in order to improve costs and alignment with current market conditions. In December 2011, we also announced terminations of employees at a number of our Semiconductor Materials facilities. Previously, we committed to similar cost reduction actions in June 2011 and significant workforce reductions and facility realignment in 2009. We may be unable to achieve the total annualized cost savings and productivity improvements we currently anticipate from these activities. The timing of facility closings and related cost savings may be delayed due to the demand requirements and customer commitments in the semiconductor and solar industries. Failure to achieve expected savings, or delays in realizing the cost savings, could have a material adverse effect on our financial results. See Note 3 to Notes to Consolidated Financial Statements.
Recent unfair trade complaints filed against imports of solar cells from China could have significant negative effects on our business, financial condition or results of operations.

           In October 2011, a coalition of several U.S. solar companies filed complaints with the U.S. Department of Commerce ("DOC") and International Trade Commission ("ITC") charging that Chinese solar cell manufacturers have engaged in, and benefitted from, various unfair trade practices. A similar trade case may also be filed in Europe. While this case is in its preliminary stages, if the DOC and ITC ultimately find evidence of injurious dumping and/or subsidization, significant punitive import duties on the wholesale price of all modules and modules using solar cells made in China could be imposed.  These duties, which account for the difference between the "normal value" of the solar panels and the price at which they are being sold in the United States, and any countervailing subsidies received by the exporter, could be imposed on solar cells imported from China starting in March 2012, or even earlier if it is determined that there is cause to implement the duties retroactively.

           If this case is ultimately decided against the Chinese manufacturers, there could be a dramatic impact on both the U.S. solar industry generally and our business specifically, which in the past has relied, and is likely to rely in the future, on modules imported from China for a substantial part of our SunEdison installations.  To the extent that MEMC or SunEdison is or is determined to be the "importer of record" for any solar cells that are imported into the United States involving Chinese solar cells, the additional cost incurred by the companies directly in the form of import duties could be substantial.  Even if MEMC or SunEdison is not the importer of record, the import duties incurred by our suppliers could significantly increase the cost of modules that we purchase.  The existence and outcome of these cases, or if similar cases or retaliatory trade sanctions occur in other countries, could increase the cost of solar components and slow the use of renewable energy throughout the world.  The outcome of this case could also negatively impact specific transactions and negotiations between MEMC and current and future Chinese partners, suppliers and customers.

           There are inherent uncertainties in these cases.  An unfavorable outcome could have a material adverse impact on our business, financial position or results of operations, or limit our ability to engage in certain of our business activities to the extent that we are currently intending to engage in such activities. Regardless of the outcome, we could suffer from disruptions to our normal business operations, and these issues could require significant attention from our management.

Our relocation of certain U.S. manufacturing operations to our new Ipoh, Malaysia facility and expansion and construction of other manufacturing capacity presents business risks which could materially adversely affect our results of operations.
We have invested significantly in expanding our polysilicon production capacity and our 300 millimeter production capacity; ramping our own solar wafer (156 millimeter) manufacturing facility in Kuching, Malaysia; forming our joint venture with Samsung Fine Chemicals to produce high purity polysilicon; and relocating certain Semiconductor Materials manufacturing capacity to Ipoh, Malaysia. Expansion of 300 millimeter and 156 millimeter wafer manufacturing production capacity, startup of our Ipoh, Malaysia semiconductor manufacturing facility, starting our own solar wafering facility and startup of our joint venture with Samsung Fine Chemicals are all subject to risks such as availability of capital equipment; delays in construction or installation and related technical difficulties in ramping such new capacity to significant production levels; availability of additional precursor raw materials; timing of production ramp; and qualification of new facilities for new and existing customers. The expansion of our 156 millimeter solar wafer manufacturing in Kuching, Malaysia is also subject to additional risks, including refining and adapting our manufacturing technologies to customer requirements; identifying and managing our qualified subcontractors to manufacture 156 millimeter wafers while we build and ramp our own solar wafer manufacturing facility; and establishing and maintaining sufficient internal research and development, marketing, sales, production and customer service infrastructure to support this effort.
In order to succeed in these expansions and relocations, we will need to devote the investment of management time and related resources to successfully execute these expansions and relocations. This could disrupt our existing business, affect our operating results and distract our management team. There can be no assurance that we will be able to successfully reach our production, timing and cost goals for our expansions and relocations as customer specifications and demand evolve. Use of capital and management resources that otherwise would have been made available to expand other parts of our business could have material adverse consequences on our results of operations if we fail to manage these expansions and relocations successfully.
If we fail to adequately manage our planned growth in our downstream Solar Energy business, our overall business, financial condition and results of operations could be materially adversely affected.
We expect the amount of our SunEdison megawatts installed to grow significantly over the next year. We expect that this growth will place significant stress on our operations, management, employee base and ability to meet capital requirements sufficient to support this growth over the next 12 months. Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success.
Large scale solar projects in our Solar Energy segment involve concentrated project development risks that may cause significant changes in our financial results.
SunEdison has been developing large solar projects involving significantly greater megawatt production than previous projects. These larger projects may create new operating and financial risks, as well as concentrate project development risks otherwise described in these risk factors. The effect of recognizing U.S. GAAP revenue on the sale of a larger project, including through percentage of completion accounting for certain projects, or the failure to recognize U.S. GAAP revenue as anticipated in a given reporting period because a project is not yet completed or sold under applicable accounting rules by period end, may materially impact our quarterly or annual financial results. These projects may give rise to significant capital commitments which could materially affect cash flow. In addition, if approval by relevant state public utility commissions is delayed or denied or if construction, module delivery, financing, warranty or operational issues arise on a larger project, such issues could have a material impact on our financial results. Finally, SunEdison has built only a few such large scale projects in the past few years, and the management of a greater number of simultaneous projects represents a new test of SunEdison's internal processes, external construction management, capital commitment process, project finance infrastructure and financing ability. The inability to successfully manage these large scale projects could materially adversely affect our results of operations.
The loss of one or more of our customers, or failure of any of those customers to meet their obligations under agreements with us could materially adversely affect our results of operations.
Although no single customer accounted for 10% or more of our consolidated net sales in 2011, two customers in our Solar Energy business accounted for 12% and 13% of our consolidated net sales in 2010. Our operating results could materially suffer if we experience a significant reduction in, or loss of, purchases by our top customers.
From time to time, one or more customers with which we have a long-term supply agreement may cease placing orders with us in order to attempt to renegotiate price or other terms under the agreement. For example, in January 2011, Suntech did not make a scheduled increased payment or renew a letter of credit required under our prior agreement with them. In June 2011, we resolved our supply agreement with Suntech which included a substantial termination payment to resolve the contract.

After resolving the agreement with Suntech, we still have long-term supply agreements with several other customers. We have had to amend two of these agreements to reduce the wafer prices and expect to do the same with other customers. Although the long-term supply agreements with several of these customers are take-or-pay contracts, we cannot assure you that these customers will fulfill their purchase obligations under the agreements, and in fact, we have greatly reduced, or stopped, shipping products under these agreements. Accordingly, we may need to further amend these or other long-term agreements with our customers in order to reduce prices, make changes to other provisions of the agreements or terminate the agreements altogether, any of which could negatively impact our financial condition or results of operation.
Additionally, we may be required to stop shipping to customers who fail to meet their obligations under long-term supply agreements. The cessation of shipments to these customers could lead to excess or idle production capacity and excess inventory which, if we were unable to sell the products elsewhere or on similar terms, could adversely affect our results of operations.
We face competition in the industries in which we operate, which could force us to reduce our prices to retain market share or face losing market share and revenues.
We face competition in the semiconductor wafer industry from established manufacturers throughout the world, including Shin-Etsu Handotai, SUMCO, Siltronic and LG Siltron. We also face competition in the solar energy services provider market from SunPower Corporation, First Solar, Inc., Sharp Corporation (Recurrent Energy), Phoenix Solar, Iberdrola Renewable Inc., JUWI Solar Gmbh and Solar City. Some of our competitors have substantial financial, technical, engineering and manufacturing resources to develop products that currently, and may, in the future, compete favorably against our products, and some of our competitors in the solar industry may have substantial government-backed financial resources. We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics, and our failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations. We may need to reduce our prices to respond to aggressive pricing by our competitors to retain or gain market share, which could have a material adverse effect on our business, financial condition or results of operations.
Because we cannot easily transfer production of specific products from one of our manufacturing facilities to another, manufacturing delays or lack of capacity or output at a single facility could result in a loss of product volume in our Semiconductor Materials and Solar Energy businesses.
It typically takes three to nine months for our customers to qualify a manufacturing facility to produce a specific product, but it can take longer depending upon a customer’s requirements and market conditions. Interruption of operations or lack of available additional capacity at any of our primary wafer manufacturing facilities could result in delays or cancellations of shipments of wafers and a loss of product volume. Likewise, interruption of operations at our polysilicon manufacturing facility in Pasadena, Texas could adversely affect our wafer manufacturing throughput and yields and could result in our inability to produce certain qualified wafer products, delays or cancellations of shipments of wafers and a loss of product volume. A number of factors could cause interruptions, including extreme weather conditions, such as hurricanes, which occur in the Pasadena, Texas area, earthquakes, equipment failures, shortages of raw materials or supplies, transportation logistic complications or labor disputes. We have had interruptions of our manufacturing operations for some of these reasons in the past, and could have such interruptions again in the future. Unions represent some of the employees at our wafer facilities in St. Peters, Missouri, Italy and South Korea, and our granular polysilicon facility in Pasadena, Texas. A work shortage or slowdown at any of these facilities could cause interruptions in manufacturing. We cannot be certain that alternate qualified capacity would be available on a timely basis or at all.
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
In addition to litigation related to our intellectual property rights, we are named a defendant from time to time in other lawsuits and regulatory actions relating to our business, some of which may claim significant damages. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations or cash flows or limit our ability to engage in certain of our business activities. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are often expensive, lengthy, disruptive to normal business operations and require significant attention from our management. We are currently, and may be subject in the future, to claims in tort or under contracts, lawsuits relating to employment matters, antitrust allegations, securities class action lawsuits, tax authority examinations or other lawsuits, regulatory actions or government inquiries and investigations.
Our inability to respond to rapid market changes in the solar energy industry, including identification of new technologies and their inclusion in the services that we offer, will adversely affect our business, financial condition or results of operations.
The solar energy industry is characterized by rapid increases in the diversity and complexity of technologies, products and services. In particular, the ongoing evolution of technological standards requires products with lower costs and improved features, such as more efficiency and higher electricity output. If we fail to identify or obtain access to advances in technologies, we may become less competitive, and our business, financial condition or results of operations may be materially adversely affected. In addition, we generally enter into long-term supply contracts and may hold a substantial inventory of solar modules and other related equipment that we utilize to provide our solar energy services. Rapid technological changes could result in components that we are contractually committed to purchase or our inventory becoming partially or entirely obsolete or not cost-effective, which could have a material adverse effect on our business, financial condition or results of operations.
A significant deterioration in the financial performance of the U.S. retail industry could materially adversely affect our Solar Energy business, financial condition and results of operations.
The financial performance of our SunEdison business in the United States depends upon the continued viability and financial stability of its retail customers. If the retail industry is materially and adversely affected by an economic downturn, increase in inflation or other factors, one or more of our largest customers could encounter financial difficulty, and possibly, bankruptcy. If one or more of our largest customers were to encounter financial difficulty or declare bankruptcy, they may reduce their power purchase agreement payments to us or stop them altogether. Any interruption or termination in payments by our customers would result in less cash being paid to the special purpose legal entities we establish to finance our projects, which could adversely affect the entities’ ability to make lease payments to the financing parties which are the legal owners of many of our solar energy systems or to pay our lenders in the case of the solar energy systems that we own. In such a case, the amount of distributable cash held by the entities would decrease, adversely affecting the cash flows we receive from such entities. In addition, our ability to finance additional new projects with power purchase agreements from such customers would be adversely affected, undermining our ability to grow our business. Any reduction or termination of payments by one or more of our principal customers would have a material adverse effect on our business, financial condition and results of operations.
We are subject to numerous environmental laws and regulations, which could require us to incur environmental liabilities, increase our manufacturing and related compliance costs or otherwise adversely affect our business.
We are subject to a variety of foreign, federal, state and local laws and regulations governing the protection of the environment. These environmental laws and regulations include those relating to the use, storage, handling, discharge, emission, disposal and reporting of toxic, volatile or otherwise hazardous materials used in our manufacturing processes. These materials may have been or could be released into the environment at properties currently or previously owned or operated by us, at other locations during the transport of the materials or at properties to which we send substances for treatment or disposal. If we were to violate or become liable under environmental laws and regulations or become non-compliant with permits required at some of our facilities, we could be held financially responsible and incur substantial costs, including cleanup costs, fines and civil or criminal sanctions, third-party property damage or personal injury claims. Groundwater and/or soil contamination has been detected at four of our facilities. We believe we are taking all necessary remedial steps at these facilities. In addition, if we should decide to close a facility in the future, we could be subject to additional costs related to cleanup and/or remediation of the facility in connection with closing the facility. We do not expect these known conditions to have a material impact on our business. Environmental issues relating to presently known or unknown matters, however, could require additional investigation, assessment or expenditures. In addition, new laws and regulations or stricter enforcement of existing laws and regulations could give rise to additional compliance costs and liabilities.
Although we are not currently regulated as a utility under U.S. federal or state law or the laws and regulations of our foreign markets, we could become regulated as a utility company in the future.
As a solar energy provider in the United States, we currently are not regulated under federal law and most state laws as a utility company because we develop solar systems below a certain size threshold, and therefore are not subject to the various federal and state standards, restrictions and regulatory requirements applicable to U.S. utility companies. In the United States, SunEdison obtains exemptions from certain federal and state laws and regulations by establishing "Qualifying Small Power Production Facility" or "Exempt Wholesale Generator" status with the Federal Energy Regulatory Commission, or FERC, for all of its solar energy projects. As SunEdison's utility-scale business grows to entail sales of electricity from solar energy systems greater than 20MW, SunEdison will need to seek and obtain "market-based rate authorization" from FERC in order to undertake wholesale sales of power from such large facilities. In Europe and in Canada, SunEdison and its subsidiaries are also generally subject to the regulations of the relevant energy regulatory agencies applicable to all producers of electricity under the relevant feed-in tariff regulations (including the feed-in tariff rates). We are not currently subject to regulation as a utility in the foreign markets in which we provide our solar energy services. However, our business strategy includes the development of larger solar energy systems in the future, which could change our regulatory position. Any local, state, federal or international regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting the sale of electricity by us. If we were deemed to be subject to the same state, federal or foreign regulatory authorities as utility companies, such as FERC, in the United States or if new regulatory bodies were established to oversee the solar energy industry in the United States or in our foreign markets, then our operating costs could materially increase.
Our brand and reputation are key assets of our business, and if our brand or reputation is damaged, our business and results of operations could be materially adversely affected.
We depend significantly on our reputation for high quality semiconductor materials, solar wafers, solar energy systems and the brand names "MEMC" and "SunEdison" to retain our current customers and attract new customers and joint venture partners in order to grow our business. If we fail to deliver our products or solar energy systems within the planned timelines, our products and services do not perform as anticipated or if we materially damage any of our clients' properties, or cancel projects, our brand name and reputation could be significantly impaired, which could materially adversely affect our business and results of operations.
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
Risks Related to Our Indebtedness
If we fail to comply with covenants under our credit facilities, the lenders could cause outstanding amounts to become immediately due and payable, and we might not have sufficient funds and assets to pay such loans.

We are party to a $400 million revolving credit facility with Bank of America, N.A. and other lenders named therein. We also are a party to a $300 million non-recourse construction financing credit facility with Deutsche Bank and Rabobank which provides specific funding for our solar energy projects. We may enter into additional facilities in the future to support our growth plan. These facilities contain certain restrictive covenants and conditions, including a no material adverse change drawing condition, and we expect future facilities will have similar restrictive covenants, including cross-default provisions affecting other instruments of indebtedness. A violation of any of these covenants, which in our industries could occur in a sudden or sustained downturn, would be deemed an event of default under the facilities. In such event, upon election of the lenders, the loan commitments under the credit facilities would terminate and the loans and accrued interest then outstanding would be due and payable immediately. We may not have sufficient funds and assets to cover any such required payments and may not be able to obtain replacement financing on a timely basis or at all. These events could have a material adverse effect on our business depending on our outstanding balances at that time. As of December 31, 2011, we had no outstanding borrowings under our $400 million corporate credit facility, although we had approximately $173.0 million of outstanding third party letters of credit backed by this facility at such date. As of December 31, 2011, we had $77.2 million outstanding under the Deutsche Bank and Rabobank credit facility.

Our long-term indebtedness could adversely affect our operations and financial condition.
As of December 31, 2011, we had approximately $1,319.3 million of non-recourse long-term debt related to our SunEdison solar energy systems. On March 10, 2011, we issued $550 million of 7.75% Senior Notes due 2019 (the "2019 Notes"). In addition, in March 2011, we amended and restated our revolving credit agreement to allow us to borrow up to $400 million in senior secured indebtedness. As of December 31, 2011, we had no outstanding borrowings under our revolving credit facility, although we had $173.0 million of outstanding third-party letters of credit backed by this facility at such date. Our indebtedness could have important consequences, including but not limited to:
•limiting our ability to invest operating cash flow in our operations due to debt service requirements;

•	limiting our ability to obtain additional debt or equity financing for working capital expenditures, product development or other general corporate purposes;
•limiting our operational flexibility due to the covenants contained in our debt agreements;
•limiting our ability to make required investments in our joint ventures;
•requiring us to dispose of significant assets in order to satisfy our debt service obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business or industry, thereby limiting our ability to compete with companies that are not as highly leveraged; and
•increasing our vulnerability to economic downturns and changing market conditions.
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
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our debt obligations. If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of 2019 Notes could declare all outstanding principal and interest to be due and payable, the lenders under our amended corporate credit facility could terminate their commitments to loan money, or foreclose against the assets securing such borrowings, and we could be forced into bankruptcy or liquidation, in each case, which could have a material adverse effect on our business, financial condition and results of operations.
Restrictive covenants in the indenture and our credit agreement may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.
The terms of certain of our indebtedness, including our corporate credit facility and the indenture relating to the 2019

Notes, contain a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. In addition, the indenture related to the 2019 Notes and our corporate credit facility limits our ability to, among other things:
•incur additional indebtedness and guarantee indebtedness;

•	pay dividends on or make distributions in respect of capital stock or make certain other restricted payments or investments;
•enter into certain agreements that restrict distributions from restricted subsidiaries;
•sell or otherwise dispose of assets, including capital stock of restricted subsidiaries;
•enter into transactions with affiliates;
•create or incur liens;
•merge, consolidate or sell substantially all of our assets;
•make investments; and
•make certain payments on indebtedness.
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
The restrictions contained in the indenture governing the 2019 Notes and the agreements governing our other indebtedness could adversely affect our ability to:
•finance our operations;
•make needed capital expenditures;
•make strategic acquisitions or investments or enter into alliances;
•withstand a future downturn in our business or the economy in general;
•engage in business activities, including future opportunities, that may be in our interest; and
•plan for or react to market conditions or otherwise execute our business strategies.

Our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.
We and our subsidiaries may incur substantially more debt, including secured debt, in the future.
We and our subsidiaries may incur significant additional debt, including secured debt, in the future. Although the indenture governing the 2019 Notes contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of important exceptions, and debt incurred in compliance with these restrictions could be substantial. The additional debt that we and our subsidiaries may obtain in the future could intensify the risk that we may not be able to fulfill our obligations under the 2019 Notes or other financing arrangements.

A downgrade in our credit rating could negatively affect our ability to access credit on reasonable terms and may materially adversely impact our business and results of operations.

Periodically, third party rating agencies evaluate us and rate our financial strength based on criteria established by the rating agencies, and as a result of such evaluations, may downgrade our ratings if we do not continue to meet the criteria of the ratings previously assigned to us.  In late February 2012, Moody's downgraded MEMC's corporate family credit rating and our 2019 Notes rating. This downgrade or potential future downgrades to our credit rating has limited and may limit in the future or restrict our ability to borrow under certain current credit facilities or to secure new or additional credit facilities, and may increase the costs of borrowing, increase letter of credit requirements for our solar energy projects and subject us to more onerous debt covenants, all of which could have a material adverse effect on our financial condition and results of operations.

Capital and Financial Market Risks
We need to obtain additional project financing to implement our current business plan. The failure to obtain such financing may restrict our ability to grow.
Our current capital and revolving credit facilities are not sufficient to enable us to execute our current business plans, and we will be required to obtain additional project financing for our planned solar energy projects. We may not have funds sufficient for additional investments in our business that we might want to undertake. We will require additional capital in the near term, and we continue to look for opportunities to optimize our capital structure. We plan to pursue sources of such capital through various financing transactions and arrangements, including debt financing, equity financing, joint venturing of projects or other means. We may not be successful in locating suitable financing transactions in the time period required or at all, or on terms we find attractive, and we may not obtain the capital we require by other means. If we do succeed in raising additional capital, the capital received may not be sufficient to fund our operations going forward without obtaining further additional financing. In addition, debt and possible mezzanine financing may involve a pledge of assets and may be senior to equity holders.
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
Economic downturns have affected our operating results in the past and could affect our operating results in the future. Additionally, other factors may have a material adverse effect on our business, financial condition or results of operations in the future, including:

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
We currently operate under tax holidays and/or favorable tax incentives and rates in certain foreign jurisdictions. Such tax holidays and incentives often require us to meet certain minimum employment and investment criteria or thresholds in these jurisdictions. We cannot assure you that we will be able to continue to meet these criteria or thresholds or realize any net tax benefits from these tax holidays or incentives. If any of our tax holidays or incentives are terminated, our results of operations could be materially adversely effected.
We are subject to periodic fluctuations in foreign currency exchange rates which could cause operating results and reported financial results to vary significantly from period to period.
Sales outside of the United States, approximately 84% of all our sales in 2011, expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily related to the Euro, Japanese Yen and Korean Won. Because the

majority of our sales are denominated in the U.S. Dollar, if one or more competitors sells to our customers in a different currency than the U.S. Dollar, we are subject to the risk that the competitors' products will be relatively less expensive than our products due to exchange rate effects. For 2011, approximately 74% of our sales were denominated in U.S. Dollars, compared to approximately 88% in 2010.
In addition, a substantial portion of manufacturing and operating costs at our non-U.S. facilities are incurred in foreign currencies, principally the Euro, Taiwan Dollar, Korean Won, Malaysian Ringgit, Japanese Yen and Singapore Dollar. Unfavorable exchange rate fluctuations in any or all of these currencies may adversely affect the cost of our products and/or related operating expenditures.
We recognized net currency losses totaling approximately $4.7 million in 2011, $0.5 million in 2010, and $0.8 million in 2009. We cannot predict whether the foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our business, financial condition or results of operations in the future.
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

•	our ability to convert our SunEdison pipeline and backlog into completed solar energy systems at historical or anticipated rates;

•	market conditions experienced by our customers and in the semiconductor industry and solar industry;

•	interruption of operations at our manufacturing facilities or the facilities of our suppliers;

•	announcements of operating results that are not aligned with the expectations of investors;

•	general worldwide macroeconomic conditions, including availability of project financing and related interest rates;

•	changes in our relationships with our customers;

•	seasonality of our SunEdison business;

•	announcements of technological innovations, new products or upgrades to existing products by us or our competitors;

•	developments in patent or other proprietary rights by us or by our competitors; and

•	general stock market trends.
The accounting treatment for many aspects of our SunEdison business is complex and any changes to the accounting interpretations or accounting rules governing our SunEdison business could have a material adverse affect on our U.S. GAAP reported results of operations and financial results.
The accounting treatment for many aspects of our SunEdison business is complex, and our future results could be adversely affected by changes in the accounting treatment applicable to our SunEdison business. In particular, any changes to the accounting rules regarding the following matters may require us to change the manner in which we operate and finance our SunEdison business:

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

We make estimates and assumptions in connection with the preparation of our consolidated financial statements, and any changes to those estimates and assumptions could have a material adverse effect on our results of operations.
In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on current facts, historical experience and various other factors that may affect reported amounts and disclosures. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Annual Report. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, which could cause our stock price to decline.

Any future strategic acquisitions we make could have a dilutive effect on our current stockholders' investment, and if the goodwill, indefinite-lived intangible assets and other long-term assets recorded in connection with such acquisitions become impaired, we would be required to record additional impairment charges, which may be significant.

The acquisition of SunEdison in 2009 included the initial issuance of approximately 3.8 million shares of our common stock and then a subsequent issuance of an additional approximately 2.1 million shares to the former equity holders of SunEdison. The acquisition of Solaicx in July of 2010 included contingent consideration, a portion of which would be payable with our common stock. We have also completed other acquisitions, such as the acquisition of FRV U.S., where we did not use equity securities as part of the acquisition consideration.  Future acquisitions involving issuances of equity securities could have a dilutive effect on our current stockholders' investment. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, expend cash, incur debt, assume contingent liabilities or create additional expenses related to other amortizable intangible assets, any of which might harm our business, financial condition or results of operations.

In the event of any future acquisitions, we may record a portion of the assets we acquire as goodwill, other indefinite-lived intangible assets and finite-lived intangible assets. We do not amortize goodwill and indefinite-lived intangible assets, but rather review them for impairment on an annual basis or whenever events or changes in circumstances indicate that their carrying value may not be recoverable. The recoverability of these assets is dependent on our ability to generate sufficient future earnings and cash flows. Changes in estimates, circumstances or conditions, resulting from both internal and external factors, could have a significant impact on our fair valuation determination, which could then result in a material impairment charge negatively affecting our results of operations.
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
If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective presently or in the future (or if our auditors are unable to express an opinion that our internal controls over financial reporting are effective), we could incur additional costs and expenses to resolve these deficiencies and lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.
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
For example, our Restated Certificate of Incorporation divides the Board of Directors into three classes, with members of each class to be elected for staggered three-year terms. This provision may make it more difficult for stockholders to change the majority of directors and may frustrate accumulations of large blocks of common stock by limiting the voting power of such blocks. This may further discourage a change of control or change in current management. In November 2010, we received a stockholder proposal to de-classify our Board of Directors, and a majority of our stockholders voted in favor of this proposal. In October 2011, we received another stockholder proposal to de-classify our Board of Directors, and in November 2011, we received a proxy access proposal. If these proposals pass and are adopted by the Board of Directors, it would become easier for a potential acquiror to replace our entire Board of Directors in one year.
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
Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in this Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our expectation that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets; the appropriateness of our tax positions and the timing of our tax audits; the timing of completion of our consolidation of worldwide equipment to the Ipoh, Malaysia facility; the timing of our various manufacturing ramps or the cessation of production at certain facilities; the anticipated growth of our business in 2012 and beyond; our expectation that we will have the financial resources and capabilities needed to meet our business requirements throughout 2012; future amendments or termination of our agreements with our long-term solar wafer customers; our estimates of penalties associated with termination of certain of our long-term supply contracts with our vendors; the nature and extent of tax rebate programs or feed-in-tariffs in the future; our expectations regarding indemnification payments related to tax credits; the ultimate impact our legal proceedings may have on us; the charges we expect to incur, the timing of completion, the savings we expect to realize, the number of employees who will be affected and our execution of our announced restructurings; our expectations regarding our annual pre-tax operating benefits upon the completion of our restructuring activities; our expectations regarding our future cash flow generation; our expectations regarding solar wafer sales to external parties and sales of our solar energy systems; the amount of our contributions to our pension plans in 2012; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems and the current and subsequent accounting treatment of such transactions; our expectations regarding the timing and amount of our investments in our joint ventures; the timing of completion of the construction, installation and testing of the equipment and the milestone payments related to the SMP JV; the requirements of and our compliance with the terms governing our indebtedness, including the indenture governing the 2019 Notes; the sources of funding and our ability to access funding for our SunEdison business; our expectation regarding SunEdison's purchase of RECs; our ability to compete effectively in the markets we serve; and our statements regarding our working capital and other capital requirements for the next 12 months.
These statements generally can be identified by the use of forward-looking words or phrases such as "believe," "expect," "anticipate," "may," "could," "intend," "belief," "estimate," "plan," "likely," "will," "should" or other similar words or phrases.

These statements are not guarantees of performance and are inherently subject to known and unknown risks, uncertainties and assumptions that are difficult to predict and could cause our actual results, performance or achievements to differ materially from those expressed in or indicated by those statements. We cannot assure you that any of our expectations, estimates or projections will be achieved. The forward-looking statements included in this document are only made as of the date of this document, and we disclaim any obligation to publicly update any forward-looking statement to reflect subsequent events or circumstances.
Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. You should not place undue reliance on such statements, which speak only as of the date that they were made. Factors that could cause actual results to differ materially are set forth under this "Item 1A. Risk Factors".
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
Our principal executive offices are located at 501 Pearl Drive (City of O'Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our principal manufacturing and administrative facilities comprised approximately 5.0 million square feet as of December 31, 2011 and were situated in the following locations:

Location	Segment(s)	Square Footage
St. Peters, MO, USA	Corporate; Semiconductor Materials; Solar Energy	743,900
Sherman, TX, USA (closed as of December 31, 2011)	Semiconductor Materials	693,000
Portland, OR, USA	Solar Energy	135,400
Pasadena, TX, USA	Solar Energy	436,000
Hsinchu, Taiwan	Semiconductor Materials	649,000
Chonan, South Korea	Semiconductor Materials	462,400
Ipoh, Malaysia	Semiconductor Materials	431,300
Utsunomiya, Japan	Semiconductor Materials	306,000
Merano, Italy	Semiconductor Materials; Solar Energy	327,000
Novara, Italy	Semiconductor Materials	330,700
Kuala Lumpur, Malaysia	Semiconductor Materials	55,000
Kuching, Malaysia	Solar Energy	296,900
Beltsville, MD, USA	Solar Energy	30,203
Belmont, CA, USA	Solar Energy	120,051
Singapore	Corporate; Solar Energy	37,255

•	We lease the land on which our Pasadena, Texas facility is located. The term of the Pasadena lease expires in 2030 and is extendable for four additional renewal terms of five years each.

•	We lease the land on which our Hsinchu, Taiwan facility is located. This lease expires in 2014 and is extendable for not less than a 20-year renewal period thereafter.

•	We lease our facility in Kuala Lumpur, Malaysia. This lease expires in April 2012 and is extendable for one two-year period thereafter.

•	We lease our facility in Singapore. This lease expires in July 2014 and is extendable for one three-year period thereafter.

•	We also lease the property located in Beltsville, Maryland through our SunEdison business. The lease was renewed for one year and expires in December 2012.

•	We also lease our facility in Portland, Oregon. The lease expires in August 2018.

•	The square footage with respect to the Merano, Italy facility includes square footage related to our polysilicon operations, which was shuttered as of December 31, 2011.

•	We also lease the property located in Belmont, California through our SunEdison business. The lease expires in April 2018 and is extendable for two five-year periods thereafter.
We believe that our existing facilities and equipment are well maintained, in good operating condition and are adequate to meet our current requirements. The extent of utilization of these facilities varies from plant to plant and from time to time during the year.

Item 3.	Legal Proceedings
S.O.I.TEC Silicon on Insulator Technologies S.A. v. MEMC Electronic Materials, Inc.
On May 19, 2008, Soitec and Commissariat A L’Energie Atomique ("CEA") filed a complaint against MEMC in the U.S. District Court for the District of Delaware (Civil Action No. 08-292) alleging infringement, including willful infringement, by MEMC of three U.S. patents related to silicon-on-insulator technology, and requested damages and an injunction. Soitec and CEA filed an amended complaint on July 21, 2009, adding a fourth, related patent to the lawsuit. MEMC filed a counterclaim against Soitec for infringement of one of MEMC's U.S. patents. The Court bifurcated the case into two phases, a first liability phase, which, to the extent liability is found, will be followed by a second damages phase. In a memorandum opinion dated October 13, 2010, the Court found that all of MEMC's current products and processes do not infringe any valid claim of the four asserted Soitec patents.
The Court held a jury trial from October 25, 2010 to November 2, 2010. After the Court's October 13, 2010 ruling in favor of MEMC, the only remaining claim that Soitec continued to assert at trial was a single patent claim directed against some mono-implant research and development efforts conducted by MEMC approximately four to six years ago, none of which have occurred since 2006, and none of which are material or relevant to the current operations at MEMC. MEMC continued to assert at trial its counterclaim for infringement of MEMC's patent. On November 2, 2010, the jury found that certain of Soitec's wafers infringed the patent asserted by MEMC at trial. The jury also found that one of the Soitec patent claims was valid. This single patent claim covers MEMC's mono-implant research and development efforts that ended in 2006. On July 13, 2011, the court denied all post trial motions. Soitec subsequently filed an appeal and MEMC filed a cross-appeal. The appeal is ongoing in the U.S. Court of Appeals for the Federal Circuit. The damages phase of this trial will likely occur after the appeal. We believe that Soitec's and CEA's suit against us has no merit, and we are asserting a vigorous defense against these claims, as well as our infringement counterclaim. Although it is not possible to predict the outcome of such matters, we believe that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position, cash flows or results of operations.
Semi-Materials Co., Ltd. v. MEMC Electronic Materials, Inc. and MEMC Pasadena, Inc.
On September 28, 2006, Semi-Materials Co., Ltd. ("Semi-Materials") filed a complaint against MEMC in the U.S. District Court for the Eastern District of Missouri (Case No. 4:06-CV-01426-FRB) alleging breach of contract, unjust enrichment, fraud, and conversion, and seeking specific performance, all related to a series of purchase orders for chunk polysilicon and polysilicon solar ingot (the "Ingot Action"). This litigation resulted in a trial which commenced on February 22, 2011. On March 2, 2011, the jury found for MEMC on the fraud and unjust enrichment claims made by Semi-Materials against the Company. The jury found for Semi-Materials on the breach of contract claim, awarding damages to Semi-Materials of $19.0 million. Approximately $5.1 million of this amount related to an amount previously recorded by MEMC.  During the first quarter of 2011, MEMC recorded $13.9 million to marketing and administration expenses as a result of the jury verdict pending the appeal.
On March 31, 2008, Semi-Materials and its affiliate SMC Shanghai ("SMC") filed two additional lawsuits against MEMC, one in the United States District Court for the Southern District of Texas (Case No. 4:08-CV-00991) (the "Texas Action") and another in the United States District Court for the Eastern District of Missouri (Case No. 4:08-CV-00434-JCH) (the "Missouri Action"). In both cases, Semi-Materials and SMC alleged that: (i) MEMC Pasadena, Inc. ("MEMC Pasadena") breached an agreement with SMC for SMC to act as MEMC Pasadena's exclusive sales agent in China; (ii) MEMC Pasadena breached an agreement with Semi-Materials for Semi-Materials to act as MEMC Pasadena's exclusive sales agent in Korea; (iii) MEMC tortiously interfered with the purported sales agency agreements among MEMC Pasadena and SMC and Semi-Materials; and (iv) MEMC tortiously interfered with a separate sales agency agreement Semi-Materials claimed existed with an unrelated party. In the Missouri Action, Semi-Materials also claimed that MEMC tortiously interfered with an expectancy for an on-going business relationship Semi-Materials claimed existed with the unrelated party. Upon MEMC's motions for summary judgment in the Missouri Action, the Court dismissed the claim that MEMC tortiously interfered with the purported sales agency agreements, and the claim that MEMC tortiously interfered with an alleged sales agency agreement between Semi-Materials and the unrelated party. The Court also granted MEMC partial summary judgment as to the scope of the sales transactions on which plaintiffs based their alleged damages for breach of contract. The remaining claims were tried before a jury between January 4 and January 12, 2010. At trial, the jury found in favor of Semi-Materials and SMC on their respective claims for breach of contract against MEMC Pasadena, awarding a verdict of $0.2 million, and found in favor of MEMC on Semi-Materials' claim for tortious interference with an expectancy of an ongoing business relationship with the unrelated party. Semi-Materials and SMC filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit concerning aspects of the Court's summary judgment rulings that pertained to the plaintiffs' alleged damages on their breach of contract claims. MEMC Pasadena filed a notice of cross-appeal concerning the Court's entry of judgment based upon the jury verdict. The Court of Appeals issued its decision on September 14, 2011 reversing the District Court's damages-related summary judgment ruling. The Court of Appeals also denied MEMC Pasadena's cross-appeal and remanded the case to the trial court for further proceedings. No activity was undertaken in the Texas Action, as it had been stayed.
On December 6, 2011, the parties entered into a confidential Settlement Agreement and Mutual Release pursuant to which the Ingot Action, Missouri Action and Texas Action, as well as an ancillary garnishment action in Korea, were dismissed with prejudice.
Jerry Jones v. MEMC Electronic Materials, Inc., et al.
On December 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff, Jerry Jones, purportedly on behalf of all participants in and beneficiaries of MEMC's 401(k) Savings Plan (the "Plan") between September 4, 2007 and December 26, 2008, inclusive. The complaint asserted claims against MEMC and certain of its directors, employees and/or other unnamed fiduciaries of the Plan. The complaint alleges that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act, generally asserting that the defendants failed to make full disclosure to the Plan’s participants of the risks of investing in MEMC's stock and that the Company’s stock should not have been made available as an investment alternative in the Plan. The complaint also alleges that MEMC failed to disclose certain material facts regarding MEMC's operations and performance, which had the effect of artificially inflating MEMC's stock.
On June 1, 2009, an amended class action complaint was filed by Mr. Jones and another purported participant of the Plan, Manuel Acosta, which raises substantially the same claims and is based on substantially the same allegations as the original complaint. However, the amended complaint changes the period of time covered by the action, purporting to be brought on behalf of beneficiaries of and/or participants in the Plan from June 13, 2008 through the present, inclusive (the "Class Period"). The amended complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in MEMC's stock, equitable relief and an award of attorney’s fees. No class has been certified and discovery has not begun. The Company and the named directors and employees filed a motion to dismiss the complaint, which was fully briefed by the parties as of October 9, 2009. The parties each subsequently filed notices of supplemental authority and corresponding responses. On March 17, 2010, the court denied the motion to dismiss. The MEMC defendants filed a motion for reconsideration or, in the alternative, certification for interlocutory appeal, which was fully briefed by the parties as of June 16, 2010. The parties each subsequently filed notices of supplemental authority and corresponding responses. On October 18, 2010, the court granted the MEMC defendants’ motion for reconsideration, vacated its order denying the MEMC defendants’ motion to dismiss, and stated that it will revisit the issues raised in the motion to dismiss after the parties supplement their arguments relating thereto. Both parties filed briefs supplementing their arguments on November 1, 2010. On June 28, 2011, plaintiff Jerry Jones filed a notice of voluntary withdrawal from the action. On June 29, 2011, the Court entered an order withdrawing Jones as one of the plaintiffs in this action. The parties each have continued to file additional notices of supplemental authority and responses thereto.
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
Executive Officers of the Registrant
The following is information concerning our executive officers as of January 31, 2012.

Name	Age	All Positions and Offices Held
Ahmad R. Chatila	45	President, Chief Executive Officer and Director
Kenneth H. Hannah	43	Executive Vice President; President—Solar Energy
Shaker Sadasivam	52	Executive Vice President—Semiconductors and Senior Vice President, Research and Development
Carlos Domenech	43	Executive Vice President; President—Solar Energy Asset Management
Mark J. Murphy	44	Senior Vice President and Chief Financial Officer
Sean Hunkler	49	Senior Vice President, Customer Advocacy
Bradley D. Kohn	43	Senior Vice President, General Counsel and Corporate Secretary
Stephen O’Rourke	47	Senior Vice President and Chief Strategy Officer
Matthew E. Herzberg	44	Senior Vice President and Chief Human Resources Officer
David A. Ranhoff	56	Senior Vice President, Sales & Marketing
Mr. Chatila has served as President, Chief Executive Officer and as a director since March 2, 2009. Prior to joining MEMC, Mr. Chatila served as Executive Vice President, Memory and Imaging Division of Cypress Semiconductor Corporation from July 2005 to February 2009. From September 2004 to June 2005, Mr. Chatila was the Vice President of Operations of the Cypress Memory and Imaging Division, and before that he served as Managing Director of the low power memory business unit in the Memory and Imaging Division from January 2003 to September 2004. Mr. Chatila initially joined Cypress in 1991 and held a number of management roles in wafer technology development, manufacturing and sales since that time, including the positions described above. From November 1997 to December 1999, Mr. Chatila worked for Taiwan Semiconductor Manufacturing Company (TSMC) as Senior Account Manager, before rejoining Cypress in January 2000.
Mr. Hannah served as Senior Vice President and Chief Financial Officer beginning in April 2006. In October 2009, he was named Executive Vice President and President—Solar Materials, and he stepped down as our Chief Financial Officer in November 2009. As part of the December 2011 restructuring, in January 2012, Mr. Hannah was named Executive Vice President and President of the new Solar Energy Segment. Prior to joining MEMC, Mr. Hannah was employed by The Home Depot, Inc. from 2003 to 2006, most recently serving as the Senior Vice President, Operations, covering all aspects of The Home Depot’s operations in the United States, Mexico, and Canada. Prior to that, he served as Senior Vice President, Finance, supporting all Home Depot stores in the United States and Mexico, as well as store operations and the global supply chain. Before Home Depot, from 2001 to 2003 Mr. Hannah worked as Vice President for The Boeing Company where he led the audit and financial planning functions. He also held senior finance positions at several General Electric Company divisions from 1997 to 2001.
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
Mr. Domenech joined MEMC as Executive Vice President and President of SunEdison in connection with the SunEdison acquisition, which was completed in November 2009. As Executive Vice President and President, Solar Energy Asset Management, effective January 2012, Mr. Domenech oversees project development, energy sales and product sales for the Solar Energy segment. Prior to joining SunEdison, Mr. Domenech served as Chief Financial Officer at Universal Pictures’ International Entertainment, where he led its integration with NBC, from 2004 to 2007. Prior to joining Universal,

Mr. Domenech spent 14 years with General Electric Company, where he served in a variety of global executive roles, including as Chief Financial Officer of GE Healthcare’s EMEA Service.
Mr. Murphy became MEMC’s Senior Vice President and Chief Financial Officer effective January 10, 2011. Prior to MEMC, Mr. Murphy served as Vice President & Controller for Praxair, Inc. (NYSE: PX), one of the world’s largest industrial gas suppliers. From June 2008 to July 2010, Mr. Murphy was President, Praxair Electronics, Praxair’s global business unit serving the semiconductor, flat panel display, LED and photovoltaic markets. From March 2006 to May 2008, Mr. Murphy was Vice President of Finance, Praxair Asia, based in Shanghai and responsible for finance, information technology, and human resources. From February 2000 to February 2006, he held roles of increasing responsibility including Corporate Treasury Finance Manager, Finance Director Praxair Electronics, and Managing Director Components Services. Prior to Praxair, Murphy was a senior financial analyst with ExxonMobil.
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
Mr. O'Rourke joined MEMC as Senior Vice President and Chief Strategy Officer in October 2010. Prior to joining MEMC, Mr. O'Rourke served as Managing Director, Senior Analyst at Deutsche Bank Securities since 2004. Mr. O'Rourke also served in the U.S. Navy as a nuclear submarine officer and graduated from the U.S. Naval Academy, Annapolis, Maryland with a BS degree in Electrical Engineering, and did graduate work in Nuclear Engineering at the Naval Nuclear Power School in Orlando, Florida.
Mr. Herzberg joined MEMC as Senior Vice President and Chief Human Resource Officer in March 2011. Prior to joining MEMC, Mr. Herzberg was employed by Express Scripts, Inc. from 2006 to February 2011. Mr. Herzberg most recently served as Vice President of Human Resources and was responsible for all facets of human resources at Express Scripts, Inc. Prior to that role, Mr. Herzberg served as the Vice President, Talent Management & Total Rewards and the Vice President, Organizational and Leadership Development of Express Scripts, Inc.
Mr. Ranhoff joined MEMC as a result of the acquisition of Solaicx in July 2010, where he was the former President and Chief Executive Officer. Mr. Ranhoff worked at Solaicx from May 2009 to July 2010. Prior to Solaicx, Mr. Ranhoff served as an Advisor and member of the board of directors of Spirox Corporation, a publicly-traded semiconductor capital equipment, solar and services provider based in Taiwan from January 2007 to April 2009. Prior to that role, Mr. Ranhoff worked for 20 years at Credence Systems, a leading provider of automatic test equipment for the semiconductor industry, including as Chief Operating Officer and most recently as Chief Executive Officer.
There are no family relationships between or among any of the named officers and the directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
(a)The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Annual Report and under "Stockholders' Information" in our 2011 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years. Our amended corporate credit facility prevents the payment of dividends on our common stock without prior consent.
(b)Unregistered Sales of Equity Securities and Use of Proceeds
On February 1, 2011, we issued 2,108,102 shares of our common stock as earnout merger consideration to certain of the selling stockholders of SunEdison, all of whom are "accredited investors." The issuance of the additional shares was based on a value of $15.81 per share pursuant to the terms of the acquisition agreement for that transaction. MEMC's common stock had a fair value of $11.63 per share on February 1, 2011 which was used to value the consideration exchanged for U.S. GAAP reporting purposes. Additionally, on July 14, 2011, due to a partial release from escrow, we issued 569,260 shares of our common stock as merger consideration to certain of the selling stockholders of SunEdison, all of whom are “accredited investors.” The issuance of the additional shares was based on a value of $15.81 per share pursuant to the terms of the acquisition agreement for that transaction. MEMC's common stock had a fair value of $7.54 per share on July 14, 2011 which was used to value the consideration exchanged for U.S. GAAP reporting purposes.  The Company filed a Form S-3ASR for each issuance to register the resale of these shares by the selling stockholders in accordance with the terms of the registration rights agreement. The issuance of stock as additional merger consideration was made in reliance on the exemption afforded by the provision of Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. MEMC did not and will not receive any proceeds from the shares of common stock which may be sold by the selling stockholders.
(c)The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 and is incorporated herein by this reference.

Item 6.	Selected Financial Data
The tabular information (including the footnotes thereto) required by this item is set forth under "Five Year Selected Financial Highlights" in our 2011 Annual Report, which information is incorporated herein by reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Annual Report, which information is incorporated herein by reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is set forth under "Market Risk" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Annual Report, which information is incorporated herein by reference.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is set forth under "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Notes to Consolidated Financial Statements", "Report of Independent Registered Public Accounting Firm" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2011 Annual Report, all of which are incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
The information required by this item is set forth under "Management's Report on Internal Control Over Financial

Reporting" in our 2011 Annual Report, which information is incorporated herein by reference.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2012 Proxy Statement under "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference. The remaining information required by this item with respect to directors will be set forth in the 2012 Proxy Statement under "Director Qualifications" and "Information about Nominees and Continuing Directors" and is incorporated herein by reference. Information required by this Item relating to our Code of Ethics and Audit Committee will be set forth in the 2012 Proxy Statement under "Board of Directors and Committees of the Board of Directors." The remaining information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under "Executive Officers of the Registrant."

Item 11.	Executive Compensation
The information regarding executive compensation required by this Item will be set forth in our 2012 Proxy Statement under the headings "Risk Compensation in Our Compensation Program", "Director Compensation", "Compensation Discussion and Analysis", "Report of the Compensation Committee", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding beneficial ownership of our securities required by this Item will be set forth in our 2012 Proxy Statement under the headings "Security Ownership by Certain Beneficial Owners, Directors and Executive Officers" and is incorporated herein by reference.
Equity Compensation Plans
The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under the Company’s equity compensation plans as of December 31, 2011.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(1)
Equity compensation plans approved by security holders	21,334,512 shares of common stock (3)	$19.21	9,188,343 shares of common stock
Equity compensation plans not approved by security holders(4)	424,048 shares of common stock	—	—
Total	21,758,560 shares of common stock	$19.21	9,188,343 shares of common stock
_________________________

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

(2)	Weighted average exercise price of outstanding options; excludes restricted stock units and performance-based restricted stock units.

(3)	Includes 4,692,159 shares of MEMC common stock that may be issued upon vesting of restricted stock units.

(4)
Reflects the MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan which provided for the issuance of 2,228,901 restricted stock units to eligible SunEdison employees upon effectiveness of the acquisition of SunEdison in November 2009. The plan was exempt from stockholder approval requirements as an employment inducement grant plan under applicable NYSE listing standards. No future awards will be made under this plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information concerning related party transactions which is required by this Item will be set forth in our 2012 Proxy Statement under the heading "Certain Transactions" and is incorporated herein by reference. The information concerning director independence required by this Item will be set forth in our 2012 Proxy Statement under the heading "Board of

Directors and Committees of the Board of Directors" and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services
The information required by this Item will be set forth in our 2012 Proxy Statement under the heading "Principal Accounting Firm Services and Fees" and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Financial Statements
The following consolidated financial statements of us and our subsidiaries and the Report of Independent Registered Public Accounting Firm of KPMG LLP are included in our 2011 Annual Report, and are incorporated herein by reference:
Consolidated Statements of Operations—Years Ended December 31, 2011, 2010, and 2009.
Consolidated Balance Sheets—December 31, 2011 and 2010.
Consolidated Statements of Cash Flows—Years Ended December 31, 2011, 2010 and 2009.
Consolidated Statements of Stockholders' Equity—Years Ended December 31, 2011, 2010 and 2009.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
2.Financial Statements Schedules
None.
3.Exhibits

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

†10.72
MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan, as amended and restated on February 26, 2010. (Incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K filed on April 22, 2010)

*10.73
Amendment Number 2 to Solar Wafer Supply Agreement by and between MEMC Singapore Pte. Ltd and Conergy AG, dated as of January 24, 2010. (Incorporated by reference to Exhibit 10.66 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010)

†10.74
Amendment to Employment Agreement between the Company and Ahmad Chatila dated January 29, 2010. (Incorporated by reference to Exhibit 10.67 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended March 31, 2010)

*10.75
Agreement and Plan of Merger by and among the Company, Oscar Acquisition Sub, Inc., Solaicx, and Shareholder Representative Services, LLC, as the Representative, dated May 21, 2010. (Incorporated by reference to Exhibit 10.68 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010)

*10.76
Framework Agreement by and among SunEdison LLC, FREI Sun Holdings (Cayman) Ltd., FREI Sun Holdings (US) LLC, SunEdison Reserve US, L.P. and SunEdison Reserve International, L.P., dated as of May 21, 2010. (Incorporated by reference to Exhibit 10.69 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010)

10.77
First Amendment to Credit Agreement by and among the Company, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the various lenders signatory thereto, dated June 29, 2010. (Incorporated by reference to Exhibit 10.70 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2010)

10.78
Second Amendment to Credit Agreement by and among the Company, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, and the various lenders signatory thereto, dated September 30, 2010. (Incorporated by reference to Exhibit 10.71 of the Company’s Quarterly Report on Form 10-Q for the Quarter ended September 30, 2010)

10.79
Separation Agreement and General Release dated as of January 19, 2011 by and between the Company and Timothy C. Oliver. (Incorporated by reference to Exhibit 10.79 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011)

10.80
Third Amendment to Credit Agreement dated as of February 4, 2011, among MEMC, Bank of America, N.A., as administrative agent, and the various lenders signatory thereto. (Incorporated by reference to Exhibit 10.80 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011)

10.81
Fourth Amendment to Credit Agreement dated as of March 2, 2011 among MEMC, Bank of America, N.A., as administrative agent, and the various lenders signatory thereto. (Incorporated by reference to Exhibit 10.81 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011)

*10.82
Joint Venture Agreement dated as of February 15, 2011 by and among MEMC Singapore Pte. Ltd. and Samsung Fine Chemicals Ltd. (Incorporated by reference to Exhibit 10.82 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011)

10.83
Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto. (Incorporated by reference to Exhibit 10.83 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2011)

10.84
Purchase Agreement dated as of June 23, 2011 by and among Sun Edison LLC, FREI Sun Holdings (Cayman) Ltd., and FREI Sun Holdings (US) LLC. (Incorporated by reference to Exhibit 10.84 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011)

10.85
Termination Agreement dated as of June 30, 2011 by and between MEMC Singapore Pte. Ltd. and Suntech Power Holdings Co., LTD. (Incorporated by reference to Exhibit 10.85 of the Company's Quarterly Report on Form 10-Q for the Quarter ended June 30, 2011)

†*10.86
Stock Sale Agreement dated as of August 3, 2011 by and among MEMC, MEMC Holdings Corporation, Fotowatio Renewable Ventures, S.L. and Fotowatio S.L. (Incorporated by reference to Exhibit 10.86 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011)

10.87
First Amendment dated as of September 28, 2011 to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto. (Incorporated by reference to Exhibit 10.87 of the Company's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2011)

13	Selected pages from the Company's 2011 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________

*	Confidential treatment of certain portions of these documents has been requested or granted.

†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC ELECTRONIC MATERIALS, INC.

		By:	/s/ Ahmad R. Chatila
Ahmad R. Chatila President and Chief Executive Officer
Date:	February 29, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ahmad R. Chatila	President, Chief Executive Officer and Director (Principal executive officer)	February 29, 2012
Ahmad R. Chatila

/s/ Mark J. Murphy	Senior Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)	February 29, 2012
Mark J. Murphy

/s/ Peter Blackmore	Director	February 29, 2012
Peter Blackmore

/s/ Robert J. Boehlke	Director	February 29, 2012
Robert J. Boehlke

/s/ Emmanuel T. Hernandez	Director	February 29, 2012
Emmanuel T. Hernandez

/s/ Michael McNamara	Director	February 29, 2012
Michael McNamara

/s/ William E. Stevens	Director	February 29, 2012
William E. Stevens

/s/ Marshall Turner	Director	February 29, 2012
Marshall Turner

/s/ James B. Williams	Director	February 29, 2012
James B. Williams

/s/ John Marren	Chairman of the Board	February 29, 2012
John Marren

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit No.	Description
10.28	Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers

10.35	Summary of Director Compensation

10.36	Summary of Compensation Arrangements for Certain Named Executive Officers

13	Selected pages from the Company's 2011 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document