Form 10-K/A
period 2011-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2012-03-01
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________
FORM 10-K/A
 ______________________________________

AMENDMENT NO. 1 TO FORM 10-K
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
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the registrant’s 2011 Annual Report to Stockholders (Part I and Part II)
2. Portions of the registrant’s 2012 Proxy Statement (Part III)

PART IV

Item 15.	Exhibits, Financial Statement Schedules
3.Exhibits

The registrant is filing this Form 10-K/A to provide the conformed signature of KPMG LLP which was inadvertently omitted from the Report of Independent Registered Public Accounting Firm which appears at pages 106 and 107 of Exhibit 13 (selected pages from the registrant's 2011 Annual Report to Stockholders) and the Consent of Independent Registered Public Accounting Firm appearing at Exhibit 23. There are no changes to any other pages of Exhibit 13 or Exhibit 23.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC ELECTRONIC MATERIALS, INC.

		By:	/s/ Mark J. Murphy
Mark J. Murphy Senior Vice President and Chief Financial Officer
Date:	March 1, 2012

EXHIBIT INDEX
The following are filed as part of this Amendment No. 1 to Form 10-K:

Exhibit No.	Description
13	Selected pages from the Company's 2011 Annual Report to Stockholders (Filing only the conformed executed Report of Independent Registered Public Accounting Firm)

23	Consent of KPMG LLP

5