Form 10-K/A
MEMC ELECTRONIC MATERIALS INC
filed 2012-03-14
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________
FORM 10-K/A
 ______________________________________

AMENDMENT NO. 2 TO FORM 10-K
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

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant, based upon the closing price of such stock on June 30, 2011 of $8.53 as reported by the New York Stock Exchange, and 229,865,540 shares outstanding on such date, was approximately $1,960,753,056. The number of shares outstanding of the registrant's Common Stock as of February 24, 2012, was 230,795,315 shares.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the registrant’s 2011 Annual Report to Stockholders (Part I and Part II)
2. Portions of the registrant’s 2012 Proxy Statement (Part III)

Explanatory Note

The registrant is filing this Form 10-K/A to correct the number of shares of the registrant's common stock outstanding as of February 24, 2012 as stated on the cover page of the Form 10-K filed on February 29, 2012. The number of outstanding shares originally disclosed of 241,279,694 included 10,484,379 treasury shares that are issued but not outstanding; as a result, the number of shares issued and outstanding as of February 24, 2012 was 230,795,315. There are no other changes to the Form 10-K being made with this amendment.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC ELECTRONIC MATERIALS, INC.

		By:	/s/ Mark J. Murphy
Mark J. Murphy Senior Vice President and Chief Financial Officer
Date:	March 14, 2012