Form 10-Q
period 2012-03-31
MEMC ELECTRONIC MATERIALS INC
filed 2012-05-09
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
The number of shares of the registrant’s common stock outstanding at May 3, 2012 was 230,816,183.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions, except per share data)

	Three Months Ended March 31,
	2012	2011
Net sales	$519.2	$735.9
Cost of goods sold	462.5	621.9
Gross profit	56.7	114.0
Operating expenses:
Marketing and administration	84.7	93.0
Research and development	20.1	21.0
Restructuring and impairment charges	3.5	0.2
Insurance recovery	(4.0)	—
Operating loss	(47.6)	(0.2)
Non-operating expense (income):
Interest expense	27.7	9.0
Interest income	(0.8)	(0.9)
Other, net	0.2	(2.0)
Total non-operating expense	27.1	6.1
Loss before income taxes and equity in (loss) earnings of joint ventures	(74.7)	(6.3)
Income tax expense (benefit)	17.0	(14.3)
(Loss) income before equity in (loss) earnings of joint ventures	(91.7)	8.0
Equity in (loss) earnings of joint ventures, net of tax	(1.2)	1.3
Net (loss) income	(92.9)	9.3
Net loss (income) attributable to noncontrolling interests	0.9	(13.8)
Net loss attributable to MEMC stockholders	$(92.0)	$(4.5)

Basic and diluted loss per share	(0.40)	(0.02)

Weighted-average shares used in computing basic and diluted loss per share	230.7	228.9

Comprehensive (loss) income	$(97.2)	$59.8
Less: comprehensive (loss) income attributable to noncontrolling interests	(0.4)	15.0
Comprehensive (loss) income attributable to MEMC stockholders	$(96.8)	$44.8

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	March 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$380.6	$585.8
Restricted cash	90.7	125.2
Accounts receivable, less allowance for doubtful accounts of $5.3 and $4.9 in 2012 and 2011, respectively	258.4	202.9
Inventories	283.2	321.8
Solar energy systems held for development and sale	522.8	373.0
Prepaid and other current assets	247.7	277.2
Total current assets	1,783.4	1,885.9
Investments	53.4	54.5
Property, plant and equipment, net:
Non-solar energy systems, net of accumulated depreciation of $830.9 and $817.6 in 2012 and 2011, respectively	1,228.2	1,253.7
Solar energy systems, including consolidated variable interest entities of $58.6 and $55.3 in 2012 and 2011, respectively, net of accumulated depreciation of $42.1 and $34.2 in 2012 and 2011, respectively	1,188.4	1,139.4
Deferred tax assets, net	37.8	44.8
Restricted cash	39.1	37.5
Other assets	329.6	316.6
Intangible assets, net	145.9	149.2
Total assets	$4,805.8	$4,881.6

See accompanying notes to unaudited condensed consolidated financial statements.

	March 31, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.5	$3.7
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations, including consolidated variable interest entities of $5.7 and $5.6 in 2012 and 2011, respectively	204.6	144.2
Accounts payable	586.0	694.6
Accrued liabilities	391.6	409.0
Contingent consideration related to acquisitions	66.7	71.6
Deferred revenue for solar energy systems	89.3	41.4
Customer and other deposits	55.9	72.4
Total current liabilities	1,397.6	1,436.9
Long-term debt, less current portion	566.8	567.7
Long-term solar energy system financing and capital lease obligations, less current portion, including consolidated variable interest entities of $58.9 and $57.0 in 2012 and 2011, respectively	1,334.7	1,211.2
Pension and post-employment liabilities	70.0	69.4
Customer and other deposits	286.0	276.8
Deferred revenue for solar energy systems	93.8	157.4
Non-solar energy system deferred revenue	50.2	51.2
Other liabilities	306.1	326.1
Total liabilities	4,105.2	4,096.7
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding in 2012 and 2011	—	—
Common stock, $.01 par value, 300.0 shares authorized, 241.3 and 241.3 shares issued in 2012 and 2011, respectively	2.4	2.4
Additional paid-in capital	628.4	621.7
Retained earnings	485.5	577.5
Accumulated other comprehensive loss	(8.7)	(3.9)
Treasury stock, 10.5 shares in 2012 and 2011	(459.8)	(459.8)
Total MEMC stockholders’ equity	647.8	737.9
Noncontrolling interests	52.8	47.0
Total stockholders’ equity	700.6	784.9
Total liabilities and stockholders’ equity	$4,805.8	$4,881.6

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net (loss) income	$(92.9)	$9.3
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	52.9	49.0
Stock-based compensation	7.3	9.7
Provision (benefit) for deferred taxes	7.3	(35.6)
Deferred revenue	1.9	(6.3)
Changes in operating assets and liabilities:
Accounts receivable	(56.4)	(103.3)
Accounts payable	(113.7)	(127.6)
Inventories	41.4	(58.5)
Solar energy systems held for development and sale	(172.4)	(4.6)
Deferred revenue for solar energy systems	(17.9)	13.3
Customer and other deposits	(16.7)	22.2
Other	(27.5)	7.3
Net cash used in operating activities	(386.7)	(225.1)
Cash flows from investing activities:
Capital expenditures	(40.0)	(205.4)
Construction of solar energy systems	(99.0)	(52.6)
Purchases of cost and equity method investments	—	(20.7)
Proceeds from equity method investments	9.3	—
Change in restricted cash	34.4	(19.1)
Payments to vendors for refundable deposits on long-term agreements	—	(24.0)
Other	(0.2)	(0.6)
Net cash used in investing activities	(95.5)	(322.4)
Cash flows from financing activities:
Proceeds from senior notes issuance	—	550.0
Cash paid for contingent consideration for acquistions	(3.8)	(50.2)
Proceeds from solar energy system financing and capital lease obligations	351.5	109.2
Repayments of solar energy system financing and capital lease obligations	(72.8)	(54.6)
Net repayments of customer deposits related to long-term supply agreements	—	(1.6)
Common stock issued and repurchased	(0.1)	(2.6)
Proceeds from and (dividends paid to) noncontrolling interests	6.0	(14.1)
Debt financing fees	(5.3)	(20.0)
Net cash provided by financing activities	275.5	516.1
Effect of exchange rate changes on cash and cash equivalents	1.5	8.2
Net decrease in cash and cash equivalents	(205.2)	(23.2)
Cash and cash equivalents at beginning of period	585.8	707.3
Cash and cash equivalents at end of period	$380.6	$684.1
Supplemental schedule of non-cash financing activities:
Debt transferred to and assumed by buyer upon sale of solar energy systems	$52.3	$66.1

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries (“MEMC”), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. MEMC has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles (“U.S. GAAP”). These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, which contains MEMC's audited financial statements for such year. Operating results for the three month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.
As part of our restructuring plan (see Note 2), effective January 1, 2012, we consolidated our two solar business units' operations into one business unit, and since that date, we have been engaged in two reportable segments, Semiconductor Materials and Solar Energy. These condensed consolidated financial statements and related footnotes, including prior year financial information, are presented as two reportable segments for all periods presented.
In preparing our consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for investments, depreciation, amortization, leases, accrued liabilities including restructuring, warranties, employee benefits, derivatives, stock-based compensation, income taxes, solar energy system installation and related costs, percentage-of-completion on long-term construction contracts, the fair value of assets and liabilities recorded in connection with business combinations, asset valuations, including allowances, among others. These estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, our future results of operations would be affected.
New Accounting Standards Adopted
In May 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to provide guidance about fair value measurement and disclosure requirements. This standard does not extend the use of fair value but, rather, provides guidance as to how fair value should be applied where it is already required or permitted under International Financial Reporting Standards ("IFRS") or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. This standard was adopted on January 1, 2012 and did not have a material impact on our condensed consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05 ("ASU 2011-05"), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This standard was adopted on January 1, 2012, and we have presented components of net income (loss) and other comprehensive income (loss) in one continuous statement for the three months ended March 31, 2012.

(2)	Restructuring and Impairment Charges
2011 Global Plan
During the second half of 2011, the semiconductor and solar industries experienced downturns, of which the downturn in solar was more severe. In order to better align our business to current and expected market conditions in the semiconductor and solar markets, as well as to improve the company's overall cost competitiveness and cash flows across both segments, we committed to a series of actions to reduce the company's global workforce, right size production capacity and accelerate operating cost reductions in 2012 and beyond (the “2011 Global Plan”). These actions included reducing the total workforce by approximately 20%, shuttering the company's Merano, Italy polysilicon facility, reducing production capacity at the company's Portland, Oregon crystal facility and slowing the ramp of the Kuching, Malaysia facility, as well as consolidating our solar wafering and solar energy systems operations into a single Solar Energy business unit effective January 1, 2012. We expect the 2011 Global Plan to be substantially complete in 2012, except for certain voluntary termination benefits which are expected to occur in 2013.
Details of expenses related to the 2011 Global Plan are set forth in the following table:

					As of March 31, 2012
In millions	Accrued, December 31, 2011	Year-to-Date Restructuring Charges	Cash Payments	Accrued, March 31, 2012	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2011 Global Plan
Severance and other employee benefits	$60.2	$1.3	$(19.1)	$42.4	$63.2	$70.6
Contract termination (see Note 15)	226.4	(2.0)	—	224.4	224.4	224.4
Other	51.1	0.7	(0.6)	51.2	51.8	80.4
Total	$337.7	$—	$(19.7)	$318.0	$339.4	$375.4
2009 U.S. Plan
In September 2009, MEMC committed to actions to reduce manufacturing costs by shifting manufacturing from our St. Peters, Missouri and Sherman, Texas facilities to other locations which are closer to a number of MEMC's customers in the Asia Pacific region (the “2009 U.S. Plan”). MEMC will provide severance benefits to those employees who will be terminated under the 2009 U.S. Plan. We expect the 2009 U.S. Plan to be substantially completed in 2012. Restructuring expenses for the 2009 U.S. Plan recorded in 2011 and 2012 relate primarily to asset move costs. In the three months ended March 31, 2012 and 2011, we recorded restructuring expenses of $1.0 million and $0.2 million, respectively, primarily for infrastructure and equipment moving costs related to the 2009 U.S. Plan.
Details of expenses related to the 2009 U.S. Plan are set forth in the following table:

					As of March 31, 2012
In millions	Accrued, December 31, 2011	Year-to-Date Restructuring Charges	Cash Payments	Accrued, March 31, 2012	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2009 U.S. Plan
Severance and other employee benefits	$12.6	$—	$(3.3)	$9.3	$18.0	$18.8
Asset move costs	—	—	—	—	4.9	7.4
Contract termination	2.9	—	—	2.9	2.9	2.9
Infrastructure costs	—	1.0	(1.0)	—	1.0	1.5
Total	$15.5	$1.0	$(4.3)	$12.2	$26.8	$30.6

During the three months ended March 31, 2012, a tangible asset impairment charge of $2.5 million was recorded on solar wafering assets.

(3)	Inventories
Inventories consist of the following:

	As of	As of
In millions	March 31, 2012	December 31, 2011
Raw materials and supplies	$56.9	$121.6
Goods and work in process	175.7	97.7
Finished goods	50.6	102.5
	$283.2	$321.8

In connection with our 2011 Global Plan, we have realigned our operations such that we are primarily manufacturing solar wafers and sourcing solar cells and modules for internal consumption by our SunEdison subsidiary. As a result, effective January 1, 2012, all solar wafer, cell and module inventory is classified as goods and work in process. Finished goods inventory as of December 31, 2011 in the above table includes $42.8 million of solar wafer inventory classified as finished goods.
Due to the earthquake in Japan on March 11, 2011, wafer production in our semiconductor wafer plant in Japan was suspended from that time through April 12, 2011. Due to the unplanned downtime, we recorded $7.7 million in the three months ended March 31, 2011 as period charges to cost of goods sold for the under absorption of production costs. We had no similar adjustments during the three months ended March 31, 2012.

(4)	Solar Energy Systems Held for Development and Sale
Solar energy systems held for development and sale consist of the following:

	As of	As of
In millions	March 31, 2012	December 31, 2011
Under development	$248.1	$193.5
Systems held for sale	274.7	179.5
	$522.8	$373.0

(5)	Investments
The short-term and long-term investments consist of the following:

	As of	As of
In millions	March 31, 2012	December 31, 2011
Items measured at fair value on a recurring basis	$16.1	$16.2
Equity method investments	24.8	25.8
Time deposits	0.3	0.3
Equity investments at cost	12.5	12.5
Total investments	53.7	54.8
Less: short-term investments	0.3	0.3
Non-current investments	$53.4	$54.5
Samsung Fine Chemicals Joint Venture
In February 2011, we entered into a joint venture with Samsung Fine Chemicals Co. Ltd. for the construction and operation of a new facility to produce high purity polysilicon in Ulsan, South Korea (the “SMP JV”). The SMP JV will manufacture and supply polysilicon to MEMC and to international markets. MEMC Singapore Pte. Ltd.'s ownership interest in the joint venture is 50% and Samsung Fine Chemicals Co. Ltd owns the other 50%.

In September 2011, we executed a Supply and License Agreement with the SMP JV under which MEMC will license and sell to the joint venture fluid-bed reactor (FBR) technology and related equipment used for producing polysilicon. We will receive proceeds under the Supply and License Agreement based on certain milestones being achieved throughout the construction, installation and testing of the equipment. Proceeds received from the SMP JV under the Supply and License Agreement will be recorded as a reduction in our basis in the SMP JV investment, and to the extent that our basis in the investment is zero, the remaining proceeds received will be recorded as a liability. To the extent the total cash proceeds received exceed the sum of our cost basis in the equipment plus our capital contributions to the SMP JV, and when we have no remaining performance obligations, a gain will be recognized.

During the three months ended March 31, 2012, we received a cash deposit under the Supply and License Agreement of $10.2 million, and we made no equity contributions to the SMP JV. Since inception, the deposits received have exceeded our investment, and we recorded this as a reduction in our equity investment balance with the excess of $77.5 million recorded in long-term customer and other deposits. The cash received is recorded as an investing inflow within the condensed consolidated statement of cash flows. As of March 31, 2012, our investment balance in the SMP JV was $0. Our total cash commitments, inclusive of $13.8 million invested thus far, are expected to be approximately $175.0 million through 2013. We expect our remaining cash commitments to be substantially offset by proceeds received under the Supply and License Agreement.

(6)	Intangible Assets

Changes in intangible assets, net of accumulated amortization, for the three months ended March 31, 2012 are as follows:

In millions	As of December 31, 2011	Additions	Amortization or allocation to solar energy systems	Impairments	As of March 31, 2012
Total amortizable intangible assets, net of accumulated amortization of $15.2 and $17.3, respectively	$25.6	$—	$(2.1)	$(0.6)	$22.9
Total indefinite lived intangible assets	123.6	—	—	(0.6)	123.0
Total intangible assets, net	$149.2	$—	$(2.1)	$(1.2)	$145.9
During the three months ending March 31, 2012 and 2011, we recognized amortization expense of $2.1 million and $1.6 million, respectively. During 2011, we impaired all of our historical goodwill.

(7)	Debt and Capital Lease Obligations
Debt (including consolidated VIEs) and capital lease obligations outstanding consist of the following:

	As of March 31, 2012			As of December 31, 2011
	Total Principal	Current and Short-Term	Long-Term	Total Principal	Current and Short-Term	Long-Term
In millions
Non-solar energy system debt:
Senior notes	$550.0	$—	$550.0	$550.0	$—	$550.0
Long-term notes	20.3	3.5	16.8	21.4	3.7	17.7
Total non-solar energy system debt	$570.3	$3.5	$566.8	$571.4	$3.7	$567.7
Solar energy system debt, financings and capital leaseback obligations:
Short-term debt, weighted average interest rate of 6.3% and 6.2%, respectively	$134.0	$134.0	$—	$77.2	$77.2	$—
System construction and term debt	412.7	50.0	362.7	305.8	27.9	277.9
Capital leaseback obligations	107.6	14.1	93.5	107.8	13.3	94.5
Financing leaseback obligations	853.9	6.5	847.4	837.0	8.4	828.6
Other system financing transactions	31.1	—	31.1	27.6	17.4	10.2
Total solar energy system debt, financings and capital leaseback obligations	$1,539.3	$204.6	$1,334.7	$1,355.4	$144.2	$1,211.2
Total debt outstanding	$2,109.6	$208.1	$1,901.5	$1,926.8	$147.9	$1,778.9

Non-solar Energy System Debt and Capital Leases

Senior Notes

On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019 ("2019 Notes"). We incurred $13.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of comprehensive (loss) income over the eight year term. The 2019 Notes were sold at a price equal to 100% of the principal amount thereof. The interest on the 2019 Notes is payable semi-annually, in cash in arrears, on April 1 and October 1, commencing October 1, 2011. We may redeem the 2019 Notes at our option, in whole or in part, at any time on or after April 1, 2014, upon not less than 30 nor more than 60 days notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below.

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

The indenture governing the 2019 Notes contains covenants that limit our and our subsidiaries' ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make other restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to declare dividends, (v) to make other payments affecting restricted subsidiaries, (vi) to enter into certain transactions with affiliates, and (vii) to merge, consolidate or sell substantially all of our assets. These covenants are subject to a number of qualifications and limitations, and in certain situations, a cross default provision. As of March 31, 2012, we were in compliance with all covenants in the indenture governing the 2019 Notes.

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
Long-term Notes
Long-term notes at March 31, 2012 totaling $20.3 million are owed to a bank by our Japanese subsidiary, are guaranteed by us, and are secured by the property, plant and equipment of our Japanese subsidiary. Such guarantees would require us to satisfy the loan obligations in the event that our Japanese subsidiary failed to pay such debt in accordance with its stated terms. These loans mature in years ranging from 2012 to 2017.

Solar Energy System Debt, Financings and Capital Leaseback Obligations
Our solar energy systems for which we have short-term and long-term debt, capital leaseback and finance obligations are included in separate legal entities. Of this total debt outstanding, $1,503.9 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. This debt has recourse to those separate legal entities but no recourse to MEMC or SunEdison under the terms of the applicable agreements. The recourse finance obligations above are fully collateralized by the related solar energy system assets. These obligations may also include limited guarantees by MEMC or SunEdison related to operations, maintenance and certain indemnities.

Short–term Debt

On September 30, 2011, SunEdison amended and restated its non-recourse project construction financing revolver, which has a term of three years, to increase our borrowing capacity from $50.0 million to $300.0 million. On February 22, 2012, Moody's Investors Service (“Moody's”) downgraded MEMC's Corporate Family Rating to "B2" from "B1" and downgraded the 2019 Notes to "B3" from "B1". As a result of this downgrade, a draw stop provision in the amended and restated financing agreement prohibited further draws under this revolver. On February 29, 2012, an agreement was reached with one of the lenders in the syndication which would allow us to, subject to certain conditions, maintain availability under this facility of up to $70.0 million. On April 12, 2012, SunEdison further amended and restated this non-recourse project construction financing revolver. The amendment to this facility resulted in our overall borrowing capacity being reduced from $300.0 million to $154.0 million and added another bank to the lender syndication.  The terms of the facility's draw stop provision were also modified such that our amended borrowing capacity is immediately available for draw. Under the terms of the April 12, 2012 amendment, if our Moody's long-term senior unsecured debt credit rating is not at least a "B1" and our Standard & Poor's ("S&P") long-term unsecured debt credit rating is not at least a "B+", we will be required to post a letter of credit equal to 15% of the total outstanding balance to continue to make additional borrowings under this facility. If our Moody's long-term senior unsecured debt is rated below a "B3" by Moody's or below a "B-" by S&P, then further withdrawals will be disallowed under the draw stop provision. Our Moody's and S&P credit ratings as of March 31, 2012 were "B3" and "BB", respectively. Our credit is currently on the S&P credit watch.

We continue to work with the lending syndicate to add additional lenders to the syndication and increase our borrowing capacity under this facility; however, there can be no assurances that we will be successful in doing so at terms that we find acceptable, if at all.  In the event additional construction debt is needed and the remainder of the original capacity is not renewed or replaced, we have the ability to draw upon the available capacity of our revolving credit facility (discussed below). In the event we cannot renew, replace or backfill the remainder of the original capacity with other financing or have adequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans and financial position and results of operations.

Interest on borrowings under the construction financing revolver are based on our election at LIBOR plus an applicable margin (currently 3.50%) or at a defined prime rate plus an applicable margin (currently 2.50%). The construction financing revolver also requires SunEdison to pay various fees, including a commitment fee (currently 1.10%). The construction financing revolver will be used to support the construction costs of utility and rooftop solar energy systems throughout the U.S. and Canada. The construction loans are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and will be secured by a pledge of the collateral, including the project contracts and equipment. The outstanding borrowings are typically repaid shortly after completion of the construction of the solar energy systems in accordance with the terms of the construction financing revolver, which repayments are expected to occur over the next three months. This revolver also includes a customary material adverse effect clause whereby a breach may disallow a future draw but not acceleration of payment. This revolver also maintains a cross default clause whose remedy, among other rights, includes the right to restrict future loans as well as the right to accelerate principal and interest payments. Because this is non-recourse financing, covenants relate specifically to the collateral amounts and transfer of right restrictions. As of March 31, 2012 and December 31, 2011, there was $127.6 million and $77.2 million, respectively, outstanding on this construction revolver.
System Construction and Term Debt

SunEdison typically finances its solar energy system projects through project entity specific debt secured by the project entity's assets (mainly the solar energy system) which has no recourse to MEMC or SunEdison. Typically, these financing arrangements provide for a construction loan, which upon completion will be converted into a term loan, and generally do not restrict the future sale of the project entity to a third party buyer.

During the three months ended March 31, 2012, we obtained non-recourse term loans from multiple financial institutions which are secured by a 60.4 MW solar energy system in Bulgaria, classified as solar energy systems held for development and sale in the condensed consolidated balance sheet. As of March 31, 2012, $166.5 million is outstanding, of which $9.0 million was placed into escrow pursuant to final milestone billings. These term loans mature in the year 2028, or in the event of the sale of the Bulgaria solar energy system, are expected to be assumed by a buyer.

As of March 31, 2012, SunEdison had total solar energy system construction and term debt outstanding of $412.7 million. Of this amount, $328.2 million relates to variable rate debt with interest rates that are tied to either the Euro Interbank Offer Rate, the Sofia Interbank Bid rate, the Prime rate or the 3-month THBFIXT (Thai Baht floating-rate fix). The variable interest rates have primarily been hedged by our outstanding interest rate swaps as discussed in Note 8. The interest rates on the remaining construction and term debt ranges from 1.4% to 11.3% and the maturities range from 2012 to 2030. These facilities are collateralized by the related solar energy system assets with an aggregate carrying amount of $91.3 million.
Capital Leaseback Obligations

We are party to master lease agreements that provide for the sale and simultaneous leaseback of certain solar energy systems constructed by us. On March 31, 2012, SunEdison had $107.6 million of capital lease obligations outstanding. Generally, this classification occurs when the term of the lease is greater than 75.0% of the estimated economic life of the solar energy system and the transaction is not subject to real estate accounting. The terms of the leases are typically 25 years with certain leases providing terms as low as 10 years and provide for an early buyout option. The specified rental payments are based on projected cash flows that the solar energy system will generate. Since the SunEdison acquisition date on November 20, 2009, SunEdison has not entered into any arrangements that have resulted in accounting for the sale leaseback as a capital lease.
Financing Leaseback Obligations
In certain transactions, we account for the proceeds of sale leasebacks as financings, which are typically secured by the solar energy system asset and its future cash flows from energy sales, but without recourse to MEMC or SunEdison under the terms of the arrangement. The structure of the repayment terms under the lease typically results in negative amortization throughout the financing period, and we, therefore, account for the full payment as interest expense. The balance outstanding for sale leaseback transactions accounted for as financings as of March 31, 2012 is $853.9 million, which includes the transactions discussed below. The maturities range from 2021 to 2037 and are collateralized by the related solar energy system assets with a carrying amount of $832.4 million.

On March 31, 2011, one of SunEdison's project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $120.0 million, of which $65.5 million is outstanding and $54.5 million is available as of March 31, 2012. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.
Other System Financing Transactions

Other system financing transactions represent the cash proceeds that SunEdison received in connection with an executed solar energy system sales contract that has not met the sales recognition requirements under real estate accounting and has been accounted for as a financing. Included in other system financing is $18.0 million of proceeds collected under three separate solar energy system sales agreements with the buyer that provides the buyer with a put option that could become an obligation in the event that we are unable to fulfill certain performance warranties set to expire during 2015. The remaining portion of other system financings of $13.1 million relates to cash proceeds received in connection with separate solar energy system sales contracts for which SunEdison has substantial continuing involvement. There are no principal or interest payments associated with these transactions.

Other Facilities
Revolving Credit Facility
On March 23, 2011, we entered into an amended and restated credit agreement with Bank of America, N.A. providing for a senior secured revolving credit facility in an initial aggregate principal amount of $400.0 million (the “Credit Facility”). The Credit Facility permits us to request an increase in the aggregate principal amount up to $550.0 million upon terms to be agreed upon by the parties.
On February 28, 2012, we amended our Credit Facility to reduce our expected minimum liquidity covenant of $500.0 million to $450.0 million and $350.0 million for the first and second quarters of 2012, respectively. This change will revert back to the original variable minimum liquidity covenant amount set forth in the Credit Facility at the end of the third quarter of 2012. We also revised the pricing grid for the applicable rate that we will pay for letters of credit and drawings under the facility by an increase of 25 basis points until September 30, 2012.
On May 8, 2012, we amended our Credit Facility to allow for a consolidated leverage ratio of not greater than 3.00 to 1.00 for the second and third quarters of 2012 and to set our minimum liquidity covenant at $400.0 million for the third quarter of 2012. In the fourth quarter of 2012, our consolidated leverage ratio covenant will revert back to 2.50 to 1.00 and our minimum liquidity covenant under this facility will require a minimum liquidity amount based on our consolidated EBITDA, as defined in the agreement to the Credit Facility. The interest rates on borrowings under the Credit Facility were also amended to the eurocurrency rate plus 3.75% and the base rate plus 2.75%, as applicable. The Credit Facility was also amended to permit us to incur up to $250.0 million of convertible or subordinated unsecured indebtedness, subject to compliance with certain conditions.
The Credit Facility has a term of three years. Our obligations under the facility are guaranteed by certain domestic subsidiaries of MEMC. Our obligations and the guaranty obligations of the subsidiaries are secured by liens on and security interests in substantially all present and future assets of MEMC and the subsidiary guarantors, including a pledge of the capital stock of certain domestic and foreign subsidiaries of MEMC.
Interest under the Credit Facility will accrue, depending on the type of borrowing, at the base rate (in the case of base rate loans and swing line loans) or the eurocurrency rate (in the case of eurocurrency rate loans), plus, in each case, an applicable rate that varies from (presently 3.00%) for the eurocurrency rate to (presently 2.00%) for the base rate, depending on our consolidated leverage ratio. Interest is due and payable in arrears at the end of each interest period (no less than quarterly) and on the maturity date of the Credit Facility. Principal is due on the maturity date. Commitment fees of 0.50% are payable quarterly on the unused portion of the aggregate commitment of $400.0 million. Letter of credit fees are payable quarterly on the daily amount available to be drawn under a letter of credit at an applicable rate that varies (presently 2.75%), depending on our consolidated leverage ratio.

The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio of less than 2.50 to 1.00 and a variable minimum liquidity amount ($450.0 million at March 31, 2012).  The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $35.0 million excluding our non-recourse indebtedness. Our liquidity position was in excess of the minimum liquidity amount by $187.0 million and our consolidated leverage ratio was 1.7 at March 31, 2012.
As of March 31, 2012 and December 31, 2011, we had no borrowings outstanding under this facility, although we had approximately $143.7 million and $173.0 million, respectively, of outstanding third party letters of credit backed by this facility at such date, which reduces the available capacity. Therefore, funds available under this facility were $256.3 million and $227.0 million as of March 31, 2012 and December 31, 2011, respectively. We were in compliance with all covenants under this facility at March 31, 2012.

Other Financing Commitments
We have short-term committed financing arrangements of approximately $39.1 million at March 31, 2012, of which there were no short-term borrowings outstanding as of March 31, 2012. Of this amount, $12.1 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

During the three months ended March 31, 2012 and 2011, we capitalized $6.6 million and $2.7 million of interest, respectively.

(8)	Derivatives and Hedging Instruments
MEMC’s derivatives and hedging activities consist of:

		Assets (Liabilities or Equity) Fair Value
In millions	Balance Sheet Location	As of March 31, 2012	As of December 31, 2011
Derivatives designated as hedging:
Interest rate swaps	Accrued liabilities	$(4.2)	$(4.5)
Interest rate swaps	Accumulated other comprehensive loss	$3.3	$3.9
Derivatives not designated as hedging:
Suntech warrant	Other assets	$0.8	$0.5
Interest rate swaps	Accrued liabilities	$(1.2)	$(1.1)
Cross currency swap	Accrued liabilities	$(3.3)	$—
Currency forward contracts	Prepaid and other current assets	$1.3	$3.0
Currency forward contracts	Accrued liabilities	$(2.4)	$(1.8)

		(Gains) Losses
		Three Months Ended March 31,
In millions	Statement of Comprehensive (Loss) Income Location	2012	2011
Derivatives not designated as hedging:
Suntech warrant	Other, net	$(0.3)	$(1.6)
Currency forward contracts	Other, net	$(10.6)	$1.8
Interest rate swaps	Other, net	$1.2	$—
Cross currency swap	Other, net	$3.3	$—
To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing our net exposure. A substantial portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen, and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time, we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts. As of March 31, 2012 and December 31, 2011, these currency forward contracts had aggregate net notional amounts of $338.5 million and $293.2 million, respectively.
We are party to interest rate swap instruments with notional amounts totaling approximately $42.4 million and $41.3 million, at March 31, 2012 and December 31, 2011, respectively, that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution to the agreements pay MEMC a floating interest rate. The amount recorded to the condensed consolidated balance sheet as provided in the table above represents the fair value of the net amount that MEMC would settle on March 31, 2012 if the agreements were transferred to other third parties or cancelled by MEMC. The effective portion of these hedges during the three months ended March 31, 2012 and 2011 was recorded to accumulated other comprehensive loss. No ineffectiveness was recognized during the three month periods ended March 31, 2012 and 2011.
We are party to interest rate swap instruments, with notional amounts totaling approximately $46.4 million and $52.3 million at March 31, 2012 and December 31, 2011, respectively, that are used as economic hedges to hedge floating rate debt. These instruments are not accounted for as cash flow hedges. Under the swap agreements, we pay the fixed rate and the financial institution counterparties to the agreements pay us a floating interest rate. The amount recorded in the condensed consolidated balance sheet represents the estimated fair value of the net amount that we would settle on the balance sheet date if the agreements were transferred to other third parties or cancelled by us. Because these hedges are deemed economic hedges and not accounted for under hedge accounting, the changes in fair value are recorded to non-operating expense (income) within the condensed consolidated statement of comprehensive (loss) income. The fair value of these hedges as of March 31, 2012 and December 31, 2011 was a liability of $1.2 million and $1.1 million, respectively.
We are party to a cross currency swap at March 31 2012 with a notional amount of $50.0 million, which serves as an economic hedge on floating rate debt and foreign exchange risk. This instrument is not accounted for as a cash flow hedge. Under the terms of the agreement, we pay the fixed rate and the financial institution pays us a floating interest rate. In addition, the foreign currency exposure to the Euro is exchanged for U.S. dollar. The amount recorded in the condensed consolidated balance sheet represents the estimated fair value of the net amount that we would settle on the balance sheet date, if the agreements were transferred to other third parties or cancelled by us. Due to the fact that this hedge is deemed an economic hedge and is not accounted for under hedge accounting, the change in fair value is recorded to non-operating expense (income) within the condensed consolidated statement of comprehensive (loss) income. The fair value of this hedge as of March 31, 2012 was a liability of $3.3 million. No such transactions existed at December 31, 2011.

(9)	Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

	As of March 31, 2012				As of December 31, 2011
Assets (liabilities), in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$—	$16.1	$—	$16.1	$—	$16.2	$—	$16.2
Suntech warrant	—	—	0.8	0.8	—	—	0.5	0.5
Interest rate swaps	—	(5.4)	—	(5.4)	—	(5.6)	—	(5.6)
Cross currency swap	—	(3.3)	—	(3.3)	—	—	—	—
Currency forward contracts	(1.1)	—	—	(1.1)	1.2	—	—	1.2
Contingent consideration related to acquisitions	—	—	(87.8)	(87.8)	—	—	(90.8)	(90.8)
Total	$(1.1)	$7.4	$(87.0)	$(80.7)	$1.2	$10.6	$(90.3)	$(78.5)
There were no transfers into or out of Level 1, Level 2 or Level 3 financial instruments during the three months ended March 31, 2012 and 2011.

The following table summarizes changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011 and March 31, 2012:

In millions	Suntech Warrant	Contingent Consideration Related to Acquisitions	Other Derivatives	Total
Balance at December 31, 2010	$5.2	$(26.2)	$1.6	$(19.4)
Total unrealized gains (losses) included in earnings (1)	1.6	(0.4)	0.1	1.3
Acquisitions, sales, redemptions and payments	—	(5.0)	—	(5.0)
Balance at March 31, 2011	$6.8	$(31.6)	$1.7	$(23.1)
Balance at December 31, 2011	$0.5	$(90.8)	$—	$(90.3)
Total unrealized gains (losses) included in earnings (1)	0.3	(0.8)	—	(0.5)
Acquisitions, sales, redemptions and payments	—	3.8	—	3.8
Balance at March 31, 2012	$0.8	$(87.8)	$—	$(87.0)
The amount of total gains for the three months ended March 31, 2012 included in earnings attributable to the change in unrealized gains (losses) relating to assets and liabilities still held at the reporting date	$—	$0.8	$—	$0.8
__________________________

(1)
Amounts included in earnings are recorded to non-operating expense (income) in the condensed consolidated statement of comprehensive (loss) income, except for the amount included in marketing and administration for the contingent consideration related to acquisitions, for which changes to the fair value were recorded to operating loss in the condensed consolidated statement of comprehensive (loss) income.

 The carrying amount of our outstanding short-term debt, long-term debt and capital lease obligations at March 31, 2012 and December 31, 2011, was $2,109.6 million and $1,926.8 million, respectively. The estimated fair value of that debt and capital lease obligations was $1,607.7 million and $1,333.6 million at March 31, 2012 and December 31, 2011, respectively. Fair value of our debt, excluding our $550.0 million 2019 Notes, is calculated using a discounted cash flow model with consideration for our non-performance risk. The estimated fair value of our 2019 Notes was based upon a broker quotation. The estimated fair value of our solar energy system debt related to sale-leasebacks is significantly lower than the carrying value of such debt because the fair value estimate is based on the fair value of our fixed lease payments over the term of the leases. Under real estate accounting, this debt is recorded as a financing obligation and substantially all of our lease payments are recorded as interest expense with little to no reduction in our debt balance over the term of the lease. As a result, our outstanding sale-leaseback debt obligations will generally result in a one-time gain recognition at the end of the leases for the full amount of the debt. The timing difference between expense and gain recognition will result in increased expense during the term of the leases with a significant book gain at the end of the lease.
(10)     Loss Per Share
For the three month periods ended March 31, 2012 and March 31, 2011, basic and diluted loss per share (“EPS”) were calculated as follows:

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to common stockholders	$(92.0)	$(92.0)	$(4.5)	$(4.5)
EPS Denominator:
Weighted-average shares outstanding	230.7	230.7	228.9	228.9
Loss per share	$(0.40)	$(0.40)	$(0.02)	$(0.02)
For the three months ended March 31, 2012 and 2011, all options to purchase MEMC stock and all restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the respective periods.

(11)	Stockholders’ Equity
The following table presents the change in total stockholders' equity for the three months ended March 31, 2012:

In millions	MEMC Stockholders’ Equity	Noncontrolling Interest	Total
Balance, January 1, 2012	$737.9	$47.0	$784.9
Net loss	(92.0)	(0.9)	(92.9)
Other comprehensive (loss) income, net of tax	(4.8)	0.5	(4.3)
Stock plans, net	6.7	—	6.7
Contributions from joint venture partner	—	6.2	$6.2
Balance, March 31, 2012	$647.8	$52.8	$700.6
Stock-Based Compensation
 The following table presents information regarding outstanding stock options as of March 31, 2012 and changes during the three months then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2011	17,066,401	$19.21
Granted	134,949	5.41
Exercised	—	—
Forfeited	(778,223)	14.23
Expired	(190,724)	25.48
Outstanding at March 31, 2012	16,232,403	$19.26	$—	7
Options exercisable at March 31, 2012	7,488,359	$27.35	$—	6

The weighted-average grant-date fair value per share of options granted was $2.91 for the three months ended March 31, 2012.
The following table presents information regarding outstanding restricted stock units as of March 31, 2012 and changes during the three months then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2011	4,692,159
Granted	93,290
Converted	(46,727)
Forfeited	(316,369)
Outstanding at March 31, 2012	4,422,353	$19.7	2

The weighted-average fair value of restricted stock units per share on the date of grant was $4.67 for the three months ended March 31, 2012.
Stock-based compensation expense for the three months ended March 31, 2012 and March 31, 2011 was $4.7 million and $6.1 million, net of income tax benefits of $2.7 million and $3.6 million, respectively.

(12)	Income Taxes
In general, we record income tax expense (benefit) each quarter based on our best estimate as to the full year's effective tax rate. This estimated tax expense (benefit) is reported based on a pro-ration of the actual income earned in the period divided by the full year forecasted income (loss). There are certain items, however, which are given discrete period treatment, and the tax effects of those items are reported in the quarter that such event arises. Items that give rise to discrete recognition include (but are not limited to) finalizing tax authority examinations, changes in statutory tax rates and expiration of a statute of limitations.
The process for calculating income tax expense (benefit) includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The income tax expense in the three months ended March 31, 2012 is primarily attributable to the recognition of a valuation allowance on deferred tax assets arising in the current year and taxable income in lower rate jurisdictions. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and tax planning strategies. During the period ended December 31, 2011, we recorded a significant non-cash valuation allowance against the deferred tax assets. The total deferred tax assets, net of valuation allowance, as of March 31, 2012 and December 31, 2011, were $100.8 million and $107.9 million, respectively. We believe that it is more likely than not, with our projections of future taxable income, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets which have not been offset by a valuation allowance at March 31, 2012.
We are subject to income taxes in the United States and numerous foreign jurisdictions. From time to time, we are subject to income tax audits in these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits, or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total amount accrued for uncertain tax positions increased $0.5 million during the three months ended March 31, 2012 due to tax benefits claimed by certain foreign subsidiaries. A majority of these exposures relate to timing differences and accordingly, the offset was primarily recorded to deferred taxes. The total reserves for uncertain tax positions as of March 31, 2012 and December 31, 2011 were $48.7 million and $48.2 million, respectively.
The undistributed earnings of all our foreign subsidiaries are not expected to be remitted to the U.S. parent corporation in the foreseeable future. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Of the cash and cash equivalents at March 31, 2012, approximately $282.1 million was held by our foreign subsidiaries and are subject to repatriation tax effects.
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

(13)	Variable Interest Entities
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

We are the primary beneficiary of four VIEs in solar energy projects that we consolidated as of March 31, 2012. The carrying amounts and classification of our consolidated VIEs' assets and liabilities included in our condensed consolidated financial statements are as follows:

In millions	As of March 31, 2012	As of December 31, 2011
Current assets	$4.7	$3.6
Noncurrent assets	63.6	62.7
Total assets	$68.3	$66.3
Current liabilities	$(10.1)	$(10.9)
Noncurrent liabilities	(58.9)	(57.4)
Total liabilities	$(69.0)	$(68.3)

The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources. There are no material VIEs for which we determined we were not the primary beneficiary.

(14)	Deferred Revenue
Deferred revenue consists of the following:

In millions	As of March 31, 2012	As of December 31, 2011
Deferred revenue for solar energy systems:
Short-term profit deferrals and deposits on solar energy system sales	$89.3	$41.4
Long-term profit deferrals and deposits on solar energy system sales	72.9	138.0
Deferred subsidy revenue	20.9	19.4
Total solar energy system deferred revenue	$183.1	$198.8
Non-solar energy system deferred revenue:
Short-term deferred revenue	$—	$0.7
Long-term deferred revenue	50.2	51.2
Total non-solar energy system deferred revenue	$50.2	$51.9
Total deferred revenue	$233.3	$250.7

(15)	Commitments and Contingencies
Purchase Obligations
We maintain long-term agreements with multiple suppliers in connection with the purchase of certain raw materials and long-term agreements with multiple subcontractors to manufacture solar wafers for us.
As part of our restructuring activities announced in the fourth quarter of 2011, we provided notice to several of our vendors with whom we had long-term supply contracts that we will no longer be fulfilling our purchase obligations. We have recorded an accrual of $223.4 million as of March 31, 2012 associated with the estimated settlements arising from these actions, $94.2 million of which is recorded to short-term accrued liabilities and $129.2 million is recorded as long-term other liabilities in our condensed consolidated balance sheet. The amount accrued as of March 31, 2012 represents our best estimate of the probable amounts to settle our obligations based on presently known information, which involve the use of assumptions requiring significant judgment. We estimate the range of reasonably possible losses could be up to approximately $500 million. These estimates include the contractual terms of the agreements, including whether or not there are fixed volumes and/or fixed prices. In addition, under certain contracts, the counterparty may have a contractual obligation to sell the materials to mitigate their losses. We also included in our estimate of losses consideration around whether we believe the obligation will be settled through arbitration, litigation or commercially viable alternative resolutions. The actual amounts ultimately settled with these vendors could vary significantly, which could have a material adverse impact on our future earnings and cash flows.
Contingent Consideration
As of March 31, 2012, contingent consideration was recorded and is outstanding on five acquisitions which closed in 2011 or prior, including the acquisition of Fotowatio Renewable Ventures, Inc. The amount payable in cash is based on the entities achieving specific milestones, including the development, installation, and interconnection of solar energy systems. The amount accrued under these arrangements was $87.8 million as of March 31, 2012, representing the estimated fair value of these obligations. Of the $87.8 million accrual, $66.7 million is recorded as a short term liability in contingent consideration related to acquisitions and $21.1 million is recorded in other liabilities as a long-term liability. The aggregate maximum payouts which could occur under these arrangements is $159.9 million. Any future revisions to the fair value of the contingent consideration, which could be material, will be recorded to the condensed consolidated statement of comprehensive (loss) income.
Commitments
Indemnifications
We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of March 31, 2012.
We generally warrant the operation of our solar energy systems for a period of time. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of historical material warranty claims and expected future claims, we have not recorded a warranty accrual related to solar energy systems as of March 31, 2012. We may also indemnify our customers for tax credits associated with the systems we construct and then sell, including sale leasebacks. During the three months ended March 31, 2012, we have accrued or made additional payments under the terms of the sale agreements to indemnify our customers for approximately $3.6 million for shortfalls in amounts approved by the U.S. Treasury Department related to the Grant in Lieu program tax credits. We believe additional exposures to such payments are not probable and/or estimable at this time.

In connection with certain contracts to sell solar energy systems directly or as sale-leasebacks, SunEdison has guaranteed the systems' performance for various time periods following the date of interconnection. Also, under separate operations and maintenance services agreements, SunEdison has guaranteed the uptime availability of the systems over the term of the arrangements, which may last up to 20 years. To the extent there are shortfalls in either of the guarantees, SunEdison is required to indemnify the purchaser up to the guaranteed amount through a cash payment. The maximum losses that SunEdison may be subject to for non-performance are contractually limited by the terms of each executed agreement.
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

Jerry Jones v. MEMC Electronic Materials, Inc., et al.
On December 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff, Jerry Jones, purportedly on behalf of all participants in and beneficiaries of MEMC's 401(k) Savings Plan (the “Plan”) between September 4, 2007 and December 26, 2008, inclusive. The complaint asserted claims against MEMC and certain of its directors, employees and/or other unnamed fiduciaries of the Plan. The complaint alleges that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act, generally asserting that the defendants failed to make full disclosure to the Plan's participants of the risks of investing in MEMC's stock and that the Company's stock should not have been made available as an investment alternative in the Plan. The complaint also alleges that MEMC failed to disclose certain material facts regarding MEMC's operations and performance, which had the effect of artificially inflating MEMC's stock price.

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

(16)	Reportable Segments

From January 1, 2010 until December 31, 2011, MEMC was organized by end market, with three business segments: Semiconductor Materials, Solar Materials, and Solar Energy. During the fourth quarter of 2011, we initiated a large scale global restructuring plan across all of our reportable segments (see Note 2). As part of our restructuring plan, effective January 1, 2012, we consolidated our two solar business units' operations into one business unit, and since that date we have been engaged in two reportable segments, Semiconductor Materials and Solar Energy.
Our Semiconductor Materials segment includes the development, production and marketing of semiconductor wafers with a wide variety of features satisfying numerous product specifications to meet our customers’ exacting requirements, which wafers are utilized in the manufacture of semiconductor devices.
Our Solar Energy segment provides solar energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market to provide a comprehensive solar energy service to our customers. Our Solar Energy segment also manufactures polysilicon, silicon wafers and solar modules principally to support our downstream solar business. While there continued to be external solar wafer sales during the three months ended March 31, 2012, these sales were significantly diminished from prior year sales level and, going forward, solar wafer sales to external parties are expected to continue to decline to or remain at minimal levels given our strategic shift to primarily supplying wafers for internal consumption by SunEdison.
The Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The CODM evaluates segment performance based on segment operating profit plus interest expense. In order to determine segment operating profit, standard costs are used as the basis for raw material costs allocated between segments and any related variances are allocated based on usage of those raw materials. General corporate marketing and administration costs, substantially all of our stock-based compensation expense, legal professional services and related costs, and other items are not evaluated by segment and are included in Corporate and other below. Because certain sites include operations, facilities and/or back office functions that are utilized to support our Semiconductor Materials and Solar Energy businesses, we do not have discrete financial information for total assets. Accordingly, the CODM does not consider total assets when analyzing segment performance. The CODM also evaluates the business on several other key operating metrics, including free cash flow.

	Three Months Ended March 31,
In millions	2012	2011
Net sales:
Semiconductor Materials	$216.0	$251.5
Solar Energy	303.2	484.4
Consolidated net sales	$519.2	$735.9
Operating (loss) income:
Semiconductor Materials	$(12.5)	$8.4
Solar Energy	(10.5)	32.8
Corporate and other	(24.6)	(41.4)
Consolidated operating loss	$(47.6)	$(0.2)
Interest expense:
Semiconductor Materials	$(0.3)	$(0.2)
Solar Energy	14.8	4.4
Corporate and other	13.2	4.8
Consolidated interest expense	$27.7	$9.0
Depreciation and amortization:
Semiconductor Materials	$32.0	$30.6
Solar Energy	20.9	18.4
Consolidated depreciation and amortization	$52.9	$49.0
Capital expenditures:
Semiconductor Materials	$23.3	$50.7
Solar Energy (1)	114.5	207.3
Corporate and other	1.2	—
Consolidated capital expenditures	$139.0	$258.0
__________________________

(1)	Includes construction of solar energy systems of $99.0 million and $52.6 million in the three months ended March 31, 2012 and March 31, 2011, respectively.
Semiconductor Materials

During the three months ended March 31, 2012, we recorded income of $4.0 million for an insurance claim to recover a portion of our losses related to the disruption in production at our semiconductor wafer production facility in Utsunomiya, Japan as a result of the Japan earthquake in March 2011.
Due to the earthquake in Japan on March 11, 2011, our semiconductor wafer production in Japan was suspended from that time through April 12, 2011. Due to the unplanned downtime and damages to the plant, we recorded $8.6 million as period charges to cost of goods sold in the three months ended March 31, 2011, for the under absorption of costs, inventory adjustments and asset impairment charges. We had no similar adjustments during the three months March 31, 2012.
Corporate and other
Approximately $13.1 million of net expenses recorded in Corporate and other related to legal cases during the three months ended March 31, 2011. Because the business decision that resulted in this litigation affected multiple segments, these expenses were recorded to Corporate and other.
All segments
During the three months ended March 31, 2012, we recorded restructuring and impairment charges of $3.5 million, $1.0 million of which was recorded to the Semiconductor Materials segment and $2.5 million was recorded to the Solar Energy segment. The restructuring and impairment charges included severance and other restructuring charges of $3.0 million, and an impairment charge of $2.5 million on solar wafering assets, offset partially by a $2.0 million favorable adjustment to our contract termination restructuring accrual (see Note 15). Of these restructuring and impairment costs, $1.0 million related to the 2009 U.S. Plan.

(17)	Unaudited Condensed Consolidating Financial Information
On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019. The 2019 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain wholly owned domestic subsidiaries of the Company (the “Subsidiary Guarantors”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the required unaudited condensed consolidating financial information.

Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended March 31, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$178.7	$101.0	$728.0	$(488.5)	$519.2
Cost of goods sold	193.7	188.1	551.0	(470.3)	462.5
Gross profit	(15.0)	(87.1)	177.0	(18.2)	56.7
Operating expenses:
Marketing and administration	32.9	23.9	27.9	—	84.7
Research and development	13.2	3.6	3.3	—	20.1
Restructuring and impairment charge	3.6	—	(0.1)	—	3.5
Insurance recovery	—	—	(4.0)	—	(4.0)
Operating (loss) income	(64.7)	(114.6)	149.9	(18.2)	(47.6)
Non-operating (income) expense:
Interest expense	11.5	0.9	15.3	—	27.7
Interest income	—	—	(0.8)	—	(0.8)
Other, net	(13.7)	(5.1)	13.8	5.2	0.2
Total non-operating (income) expense	(2.2)	(4.2)	28.3	5.2	27.1
(Loss) income before income taxes, equity in loss of joint venture and investment in subsidiary (loss) income	(62.5)	(110.4)	121.6	(23.4)	(74.7)
Income tax (benefit) expense	(22.2)	25.3	12.4	1.5	17.0
(Loss) income before equity in loss of joint ventures and investment in subsidiary (loss) income	(40.3)	(135.7)	109.2	(24.9)	(91.7)
Investment in subsidiary (loss) income	(51.7)	9.8	—	41.9	—
Equity in loss of joint venture, net of tax	—	—	(1.2)	—	(1.2)
Net (loss) income	(92.0)	(125.9)	108.0	17.0	(92.9)
Net loss attributable to noncontrolling interests	—	—	0.9	—	0.9
Net (loss) income attributable to MEMC stockholders	$(92.0)	$(125.9)	$108.9	$17.0	$(92.0)

Comprehensive (loss) income	$(89.5)	$(125.9)	$101.2	$17.0	$(97.2)
Less: comprehensive loss attributable to noncontrolling interests	$—	$—	$(0.4)	$—	$(0.4)
Comprehensive (loss) income attributable to MEMC stockholders	$(89.5)	$(125.9)	$101.6	$17.0	$(96.8)

Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended March 31, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$208.3	$140.8	$890.1	$(503.3)	$735.9
Cost of goods sold	216.1	145.4	750.1	(489.7)	621.9
Gross profit	(7.8)	(4.6)	140.0	(13.6)	114.0
Operating expenses:
Marketing and administration	44.7	22.5	25.8	—	93.0
Research and development	15.2	2.1	3.7	—	21.0
Restructuring and impairment charges	0.2	—	—	—	0.2
Operating (loss) income	(67.9)	(29.2)	110.5	(13.6)	(0.2)
Non-operating expense (income):
Interest expense	3.2	0.4	6.5	(1.1)	9.0
Interest income	(0.1)	(0.2)	(1.7)	1.1	(0.9)
Other, net	(10.4)	0.8	5.5	2.1	(2.0)
Total non-operating expense (income)	(7.3)	1.0	10.3	2.1	6.1
(Loss) income before income taxes, equity in income of joint ventures and investment in subsidiary earnings	(60.6)	(30.2)	100.2	(15.7)	(6.3)
Income tax (benefit) expense	(14.2)	(12.3)	11.8	0.4	(14.3)
Income (loss) before equity in loss of joint venture and investment in subsidiary earnings	(46.4)	(17.9)	88.4	(16.1)	8.0
Investment in subsidiary earnings	41.9	17.2	—	(59.1)	—
Equity in income of joint venture, net of tax	—	—	1.3	—	1.3
Net income (loss)	(4.5)	(0.7)	89.7	(75.2)	9.3
Net income attributable to noncontrolling interests	—	—	(13.8)	—	(13.8)
Net income (loss) attributable to MEMC stockholders	$(4.5)	$(0.7)	$75.9	$(75.2)	$(4.5)

Comprehensive (loss) income	$(4.7)	$(0.7)	$140.4	$(75.2)	$59.8
Less: comprehensive income attributable to noncontrolling interests	$—	$—	$15.0	$—	$15.0
Comprehensive (loss) income attributable to MEMC stockholders	$(4.7)	$(0.7)	$125.4	$(75.2)	$44.8

Unaudited Condensed Consolidating Balance Sheet
March 31, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$65.2	$29.0	$286.4	$—	$380.6
Restricted cash	—	—	90.7	—	90.7
Accounts receivable, net	71.3	20.4	166.7	—	258.4
Inventories	26.4	63.5	225.2	(31.9)	283.2
Solar energy systems held for development and sale	—	18.1	368.5	136.2	522.8
Prepaid and other current assets	—	14.9	232.8	—	247.7
Total current assets	162.9	145.9	1,370.3	104.3	1,783.4
Investments	3.3	24.4	25.7	—	53.4
Investments in subsidiaries	241.7	(18.6)	—	(223.1)	—
Property, plant and equipment, net:
Non-solar energy systems, net	68.5	309.1	908.6	(58.0)	1,228.2
Solar energy systems, net	—	6.0	1,294.3	(111.9)	1,188.4
Deferred tax assets, net	36.2	(20.8)	22.4	—	37.8
Restricted cash	—	0.2	38.9	—	39.1
Other assets	21.5	51.1	257.0	—	329.6
Intangible assets, net	—	143.0	2.9	—	145.9
Total assets	$534.1	$640.3	$3,920.1	$(288.7)	$4,805.8

Unaudited Condensed Consolidating Balance Sheet
March 31, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$3.5	$—	$3.5
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations	—	0.2	204.4	—	204.6
Accounts payable	13.9	116.5	455.6	—	586.0
Accrued liabilities	13.2	108.5	269.9	—	391.6
Deferred revenue for solar energy systems	—	18.7	70.6	—	89.3
Contingent consideration related to acquisitions	—	66.7	—	—	66.7
Customer and other deposits	13.9	0.4	41.6	—	55.9
Intercompany (receivable) payable and short term notes	(747.4)	556.2	191.2	—	—
Total current liabilities	(706.4)	867.2	1,236.8	—	1,397.6
Long-term debt, less current portion	550.0	—	16.8	—	566.8
Long-term solar energy system financing and capital lease obligations, less current portion	—	2.2	1,332.5	—	1,334.7
Pension and post-employment liabilities	40.9	—	29.1	—	70.0
Customer and other deposits	91.3	—	194.7	—	286.0
Deferred revenue for solar energy systems	—	19.9	73.9	—	93.8
Non-solar energy system deferred revenue	—	—	50.2	—	50.2
Long-term intercompany note (receivable) payable	(120.9)	(16.8)	137.7	—	—
Other liabilities	31.4	4.0	270.7	—	306.1
Total liabilities	(113.7)	876.5	3,342.4	—	4,105.2
Total MEMC stockholders’ equity	647.8	(236.8)	525.5	(288.7)	647.8
Noncontrolling interests	—	0.6	52.2	—	52.8
Total stockholders’ equity	647.8	(236.2)	577.7	(288.7)	700.6
Total liabilities and stockholders’ equity	$534.1	$640.3	$3,920.1	$(288.7)	$4,805.8

Unaudited Condensed Consolidating Balance Sheet
December 31, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$228.9	$58.3	$298.6	$—	$585.8
Restricted cash	—	—	125.2	—	125.2
Accounts receivable, net	65.3	42.5	95.1	—	202.9
Inventories	33.8	68.5	271.0	(51.5)	321.8
Solar energy systems held for development and sale	—	4.1	373.0	(4.1)	373.0
Prepaid and other current assets	34.6	36.9	205.7	—	277.2
Total current assets	362.6	210.3	1,368.6	(55.6)	1,885.9
Investments	3.3	24.4	26.8	—	54.5
Investments in subsidiaries	269.8	(51.6)	—	(218.2)	—
Property, plant and equipment, net:
Non-solar energy systems, net	72.3	315.5	916.4	(50.5)	1,253.7
Solar energy systems, net	—	1.6	1,098.9	38.9	1,139.4
Deferred tax assets, net	36.3	(20.4)	28.9	—	44.8
Restricted cash	—	0.2	37.3	—	37.5
Other assets	24.7	45.9	246.0	—	316.6
Intangible assets, net	—	145.2	4.0	—	149.2
Total assets	$769.0	$671.1	$3,726.9	$(285.4)	$4,881.6

Unaudited Condensed Consolidating Balance Sheet
December 31, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$3.7	$—	$3.7
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations	—	0.3	143.9	—	144.2
Accounts payable	20.0	82.0	592.6	—	694.6
Accrued liabilities	(9.6)	104.6	314.0	—	409.0
Deferred revenue for solar energy systems	—	12.0	29.4	—	41.4
Contingent consideration related to acquisitions	—	71.6	—	—	71.6
Customer and other deposits	30.1	0.4	41.9	—	72.4
Intercompany (receivable) payable and short-term notes	(605.7)	619.9	(14.2)	—	—
Total current liabilities	(565.2)	890.8	1,111.3	—	1,436.9
Long-term debt, less current portion	550.0	—	17.7	—	567.7
Long-term solar energy system financing and capital lease obligations, less current portion	—	2.3	1,208.9	—	1,211.2
Pension and post-employment liabilities	40.5	—	28.9	—	69.4
Customer and other deposits	82.0	—	194.8	—	276.8
Deferred revenue for solar energy systems	—	27.0	130.4	—	157.4
Non-solar energy system deferred revenue	—	—	51.2	—	51.2
Long-term intercompany note (receivable) payable	(127.1)	(16.4)	143.5	—	—
Other liabilities	50.9	23.4	251.8	—	326.1
Total liabilities	31.1	927.1	3,138.5	—	4,096.7
Total MEMC stockholders’ equity	737.9	(256.6)	542.0	(285.4)	737.9
Noncontrolling interests	—	0.6	46.4	—	47.0
Total stockholders’ equity	737.9	(256.0)	588.4	(285.4)	784.9
Total liabilities and stockholders’ equity	$769.0	$671.1	$3,726.9	$(285.4)	$4,881.6

Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash used in operating activities	$(146.0)	$(15.0)	$(283.2)	$57.5	$(386.7)
Cash flows from investing activities:
Capital expenditures	(5.6)	(7.7)	(26.7)	—	(40.0)
Construction of solar energy systems	—	—	(37.6)	(61.4)	(99.0)
Proceeds from equity method investments	9.3	—	—	—	9.3
Change in restricted cash	—	—	34.4	—	34.4
Equity infusions or investments in subsidiaries	—	(6.9)	6.9	—	—
Other	1.1	—	(5.2)	3.9	(0.2)
Net cash provided by (used in) investing activities	4.8	(14.6)	(28.2)	(57.5)	(95.5)
Cash flows from financing activities:
Cash paid for contingent consideration for acquisitions	—	(3.8)	—	—	(3.8)
Proceeds from solar energy system financing and capital lease obligations	—	—	351.5	—	351.5
Repayments of solar energy system financing and capital lease obligations	—	(0.1)	(72.7)	—	(72.8)
Common stock issued and repurchased	(0.1)	—	—	—	(0.1)
Net proceeds from noncontrolling interests	—	—	6.0	—	6.0
(Repayment of) collection of intercompany debt	(22.4)	4.2	18.2	—	—
Debt financing fees	—	—	(5.3)	—	(5.3)
Net cash provided by financing activities	(22.5)	0.3	297.7	—	275.5
Effect of exchange rate changes on cash and cash equivalents	—	—	1.5	—	1.5
Net decrease in cash and cash equivalents	(163.7)	(29.3)	(12.2)	—	(205.2)
Cash and cash equivalents at beginning of period	228.9	58.3	298.6	—	585.8
Cash and cash equivalents at end of period	$65.2	$29.0	$286.4	$—	$380.6

Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(233.6)	$71.6	$(43.8)	$(19.3)	$(225.1)
Cash flows from investing activities:
Capital expenditures	(10.1)	(10.3)	(185.0)	—	(205.4)
Construction of solar energy systems	—	—	(68.7)	16.1	(52.6)
Purchases of cost and equity method investments	—	(5.0)	(15.7)	—	(20.7)
Change in restricted cash	—	—	(19.1)	—	(19.1)
Payments to vendors for refundable deposits on long-term agreements	—	(13.2)	(10.8)	—	(24.0)
Other	0.3	0.3	(4.4)	3.2	(0.6)
Net cash provided by (used in) investing activities	(9.8)	(28.2)	(303.7)	19.3	(322.4)

Cash flows from financing activities:
Proceeds from senior notes issuance	550.0	—	—	—	550.0
Cash paid for contingent consideration for acquisitions	—	(50.2)	—	—	(50.2)
Proceeds from solar energy system financing and capital lease obligations	—	—	109.2	—	109.2
Repayments of solar energy system financing and capital lease obligations	—	(1.8)	(52.8)	—	(54.6)
Net repayments of customer deposits related to long-term supply agreements	—	(0.4)	(1.2)	—	(1.6)
Collections on (repayment of) intercompany debt	(33.4)	33.5	(0.1)	—	—
Common stock issued and repurchased	(2.6)	—	—	—	(2.6)
Payments to noncontrolling interests	—	—	(14.1)	—	(14.1)
Debt financing fees	(17.7)		(2.3)	—	(20.0)
Net cash provided by (used in) financing activities	496.3	(18.9)	38.7	—	516.1
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	8.3	—	8.2
Net increase (decrease) in cash and cash equivalents	252.9	24.4	(300.5)	—	(23.2)
Cash and cash equivalents at beginning of period	15.5	7.2	684.6	—	707.3
Cash and cash equivalents at end of period	$268.4	$31.6	$384.1	$—	$684.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of MEMC Electronic Materials, Inc. included herein.
Business
MEMC is a global leader in the development, manufacture and sale of silicon wafers and a major developer and seller of photovoltaic energy solutions. Through SunEdison, MEMC is one of the world’s leading developers of solar energy projects and, we believe, one of the most geographically diverse. MEMC’s technology leadership in silicon and downstream solar are enabling the company to expand its customer base and lower costs throughout the silicon supply chain.
From January 1, 2010 until December 31, 2011, MEMC was organized by end market, with three business segments: Semiconductor Materials, Solar Materials, and Solar Energy. Semiconductor Materials provides silicon wafers ranging from 100 millimeter (4 inch) to 300 millimeter (12 inch) as the base material for the production of semiconductor devices. Solar Materials manufactured and sold silicon wafers for solar applications, primarily 156 millimeter. Solar Energy was comprised of the solar energy business unit (SunEdison). During the fourth quarter of 2011, we initiated a large scale global restructuring plan across all of our reportable segments (see Note 2). In connection with our announced restructuring, effective January 1, 2012, we consolidated our two solar business units' operations into one business unit, and since that date have been engaged in two reportable segments, Semiconductor Materials and Solar Energy.
OVERVIEW
The solar industry experienced a significant downturn in the second half of 2011, which has continued into 2012, including sharp reductions in pricing of solar modules, solar cells, solar wafers, polysilicon, and to a lesser extent, solar systems, leading to a decline in profitability for all solar companies, including MEMC. Although we believe the 2011 and early 2012 semiconductor downturn is cyclical, we view the solar market changes as a prolonged market dislocation. While a decline in solar module pricing may benefit our solar energy system margins, the sharp decline throughout the rest of the solar supply chain has been detrimental to us given our significant exposure to silicon solar wafer sales. During the fourth quarter of 2011, in order to better align our business to the then current and expected market conditions in the semiconductor and solar markets, as well as to improve the company's overall cost competitiveness and increase cash flow generation across all segments, we committed to a series of actions to reduce the company's global workforce, right size its production capacity and accelerate operating cost reductions in 2012 and beyond (the “2011 Global Plan”).
In addition to taking the actions set forth in the 2011 Global Plan, we are executing on a strategic plan for the ongoing operation of our businesses designed to improve our performance and address the challenges within our industries. Our business strategy is designed to address the most significant opportunities and challenges facing the company, including managing cash flow and liquidity risks, executing on our restructuring plans, focusing on semiconductor market share gains, and optimizing solar project pipeline. We believe our liquidity will be sufficient to support our operations for the foreseeable future, although no assurances can be made if significant adverse events beyond our control occur, or if we are unable to access project capital needed to execute our business plan.

Semiconductor Materials Segment
Net sales and gross margins in our Semiconductor Materials segment were lower in the first quarter of 2012 as compared to the same period in 2011 primarily due to pricing and volume decreases. During the first quarter of 2012, we began to realize the benefits of our cost reductions through the ramp of our Ipoh, Malaysia plant and the 2011 Global Plan, however, these benefits were partially offset by lower absorption of fixed production costs as we reduced production capacity on lower demand and to lower inventories. We expect both volume and demand to rebound during the second half of 2012.
Solar Energy Segment
During the three months ended March 31, 2012, revenues were recognized for direct sales on 16 projects totaling 47.3 megawatts ("MW"), of which 10.5MW and 16.8MW were sold in Europe and Thailand, respectively. We currently have 146.6MW of solar projects under construction, predominately in the United States, and continue to evaluate project development opportunities in South America, the Middle East and Africa. Additionally, as of March 31, 2012, we have $274.7 million of projects in Italy, Spain and Bulgaria which are being actively marketed for sale. SunEdison has a project pipeline of approximately 2.9 gigawatts (“GW”) as of March 31, 2012, down slightly from the 3.0GW of project pipeline as of December 31, 2011.

For the three months ended March 31, 2012, solar wafer revenue decreased significantly over the three months ended March 31, 2011 and the prior quarter because a significant portion of the wafers we manufacture will now be internally consumed in our downstream business. While there continued to be external solar wafer sales during the three months ended March 31, 2012, these sales were significantly diminished from the prior year first quarter and the prior quarter sales levels and, going forward, solar wafer sales to external parties are expected to continue to decline to or remain at minimal levels given the company's strategic shift to primarily supplying wafers for internal consumption by our solar energy system business. Additionally, solar wafer prices have declined significantly due to softening demand and industry overcapacity. Our solar wafer average selling prices for the three months ended March 31, 2012 were approximately 64% and 14% lower as compared to the three months ended March 31, 2011 and the three months ended December 31, 2011, respectively.

RESULTS OF OPERATIONS
Net sales by segment for the three months ended March 31, 2012 and March 31, 2011 were as follows:

	Three Months Ended March 31,
Net Sales	2012	2011
Dollars in millions
Semiconductor Materials	$216.0	$251.5
Solar Energy	303.2	484.4
Total Net Sales	$519.2	$735.9
Semiconductor Materials Segment Net Sales
The decrease in Semiconductor Materials net sales in the first quarter of 2012 compared to the prior year was the result of volume decreases of $12.7 million, price decreases of $19.7 million and a less favorable product mix of $3.1 million. Price decreases occurred across all wafer diameters while the volume decrease was across all diameters except 300mm wafers. Sales volumes during the first quarter of 2011 were also negatively impacted by the March 2011 earthquake in Japan. Both pricing and volume continue to be negatively impacted by unfavorable market conditions, which we expect will rebound during the second half of 2012. Our semiconductor wafer average selling price in the three months ended March 31, 2012 was approximately 9% lower than the average semiconductor wafer selling price for the same period in 2011 and 5% lower than the average selling price for the three months ended December 31, 2011.
Solar Energy Segment Net Sales
The revenue from solar energy system sales increased $60.8 million over the prior year first quarter from $139.5 million to $200.3 million in the three months ended March 31, 2012. The increase is due largely to the sale of solar energy systems totaling 47.3MW during the first quarter of 2012, compared to 30.1MW during the first quarter of 2011. Net sales for the first quarter of 2012 also included revenues of $23.0 million from energy production as compared to $14.2 million in the first quarter of 2011.
Solar Energy segment net sales do not include financing sale-leasebacks with contract sales values of $19.2 million and $67.6 million in the first quarters of 2012 and 2011, respectively, because these transactions resulted in the retention of assets on our balance sheet along with the related non-recourse debt. See “Revenue Recognition” contained in Note 2, "Summary of Significant Accounting Policies", within our 2011 Annual Report on Form 10-K.
Solar wafer sales decreased $282.4 million, or 93.7%, in the first quarter of 2012 compared to the prior year primarily due to solar wafer volume decreases of $248.6 million and solar wafer price declines of $33.8 million. Due to the downturn in the market, our solar wafer average selling prices in the three months ended March 31, 2012 were approximately 64% lower than the solar wafer average selling prices for the same period in 2011 and 14% lower than the prior quarter. These sales were significantly diminished from prior periods, and going forward, solar wafer sales to external parties are expected to remain at minimal levels. Also, during the first quarter of 2012, we recorded revenues of $28.8 million on polysilicon sales to reduce our raw material inventory.

	Three Months Ended March 31,
Gross Profit	2012	2011
Dollars in millions
Cost of Goods Sold	$462.5	$621.9
Gross Profit	56.7	114.0
Gross Margin Percentage	10.9%	15.5%

The decrease in our gross profit dollars and percentage for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 is primarily attributed to the decrease in volume and pricing of our semiconductor and solar wafers. We incurred $8.6 million in charges in our Semiconductor Materials segment related to the Japan earthquake during the three months ended March 31, 2011. The cost benefit reductions we have begun to realize from the ramp of our Ipoh, Malaysia plant and the 2011 Global Plan were partially offset by lower absorption of fixed production costs as we reduced semiconductor wafer production capacity on lower demand and to lower inventories.
For the three months ended March 31, 2012 and March 31, 2011, we did not recognize approximately $13.1 million and $16.6 million, respectively, of expected gross margins on completed projects with executed sales agreements which we expect will be recognized at a later date. We also received cash in excess of our system construction costs of $19.2 million and $67.6 million in the three months ended March 31, 2012 and 2011, respectively, for our executed sale-leasebacks in which margin will be recognized for U.S. GAAP purposes at the end of the leases.

	Three Months Ended March 31,
Marketing and Administration	2012	2011
Dollars in millions
Marketing and Administration	$84.7	$93.0
As a Percentage of Net Sales	16.3%	12.6%

The decrease in marketing and administration expenses for the three months ended March 31, 2012 is due to charges of $13.1 million recorded in the first quarter of 2011 related to net legal verdicts and settlements. No similar charges were incurred in 2012. This decrease was partially offset by increased Solar Energy segment costs during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 due to incremental spend on staffing, infrastructure and project development costs to support our solar energy system business.

	Three Months Ended March 31,
Research and Development	2012	2011
Dollars in millions
Research and Development	$20.1	$21.0
As a Percentage of Net Sales	3.9%	2.9%

R&D expenses consist mainly of product and process development efforts to increase our capabilities in each of our business units. Overall spend on R&D in 2012 is expected to decrease from 2011 amounts, particularly as it relates to solar wafering.

	Three Months Ended March 31,
Restructuring and Impairment Charges	2012	2011
Dollars in millions
Restructuring and Impairment Charges	$3.5	$0.2
As a Percentage of Net Sales	0.7%	—%
During the three months ended March 31, 2012, we recorded restructuring and impairment charges of $3.5 million, of which $1.0 million was recorded to the Semiconductor Materials segment and $2.5 million was recorded to the Solar Energy segment. The restructuring and impairment charges include severance and other restructuring charges of $3.0 million and an impairment charge of $2.5 million on solar wafering assets, offset partially by a $2.0 million favorable adjustment to our contract termination restructuring accrual (see Note 15) due to a contract amendment. Of these restructuring costs, $1.0 million related to the 2009 U.S. Plan.

	Three Months Ended March 31,
Insurance Recovery	2012	2011
Dollars in millions
Insurance Recovery	$(4.0)	$—
As a Percentage of Net Sales	(0.8)%	—%
During the three months ended March 31, 2012, we recorded income of $4.0 million for an insurance settlement to recover the final portion of our losses related to the disruption in production at our Utsunomiya, Japan facility as a result of the March 2011 Japan earthquake.

	Three Months Ended March 31,
Operating (Loss) Income	2012	2011
Dollars in millions
Semiconductor Materials	$(12.5)	$8.4
Solar Energy	(10.5)	32.8
Corporate and other	(24.6)	(41.4)
Total Operating Loss	$(47.6)	$(0.2)
During the three months ended March 31, 2012, we incurred an operating loss of $47.6 million as compared to a $0.2 million operating loss in the comparable period in 2011, representing a $47.4 million increase in our operating loss. This change was the net result of the changes in gross profit dollars and operating costs discussed above and as further described below.
Semiconductor Materials Segment
The decrease in our Semiconductor Materials operating income from $8.4 million in the three months ended March 31, 2011 to an operating loss of $12.5 million in the three months ended March 31, 2012 was primarily the result of reduced gross profit from lower average wafer price and volume declines, offset partially by income of $4.0 million recorded for an insurance settlement to recover the final portion of our losses related to the disruption in production at our Utsunomiya, Japan facility as a result of the March 2011 Japan earthquake. During the three months ended March 31, 2011, operating margins were negatively impacted by $9.3 million as a result of the earthquake. The reductions in costs which we have begun to realize from the ramp of our Ipoh, Malaysia plant and the 2011 Global Plan were partially offset by lower absorption of fixed production costs as we reduced semiconductor wafer production capacity on lower demand and to lower inventories.
Solar Energy Segment
The decrease in our Solar Energy operating income from $32.8 million of operating income in the three months ended March 31, 2011 to a $10.5 million loss in the three months ended March 31, 2012 is primarily attributable to the significant decline in external solar wafer volume and the 64% decrease in solar wafer pricing. The increases in direct sales of solar energy systems and energy revenues were offset by incremental spend on staffing, infrastructure and project development costs as compared to the three months ended March 31, 2011 to support our solar system business.
The Solar Energy segment's operating results are highly dependent upon the timing of system sales and revenue recognition requirements related to the terms of sales agreements and type of project finance method utilized, as well as completed and uncompleted projects. Revenue and income recognition in any given period may differ due to the timing of installations, related expenditures, system warranty and indemnity provisions and the type of financing obtained. The operating loss for the first quarter of 2012 was attributable in part to the timing of revenue and profit recognition on direct sale solar energy systems for which we received the full contract price, but were unable to record that amount as revenue or recognize margin pursuant to applicable real estate sales accounting requirements.
Corporate and other
Corporate and other expenses are comprised of substantially all of our stock-based compensation expense, general corporate marketing and administration costs, research and development administration costs, legal, auditing and tax professional services and related costs, salary and other personnel costs, and other items not reflected in the segments. Corporate and other expenses decreased in the first quarter of 2012 compared to the first quarter of 2011, primarily due to a charge of $13.1 million related to net legal proceeding verdicts and settlements within the 2011 first quarter. The legal expense recorded to Corporate related to activities and business decisions of the corporate operations.

	Three Months Ended March 31,
Non-operating Expense (Income)	2012	2011
Dollars in millions
Interest Expense	$27.7	$9.0
Interest Income	(0.8)	(0.9)
Other, Net	0.2	(2.0)
Total Non-operating Expense	$27.1	$6.1

During the three months ended March 31, 2012, we incurred interest expense of $10.7 million related to our 2019 Notes issued on March 10, 2011, as discussed in Liquidity and Capital Resources below, as compared to $2.5 million during the three months ended March 31, 2011. The remaining increase to interest expense relates primarily to increased debt and leases for new solar energy systems. For the three months ended March 31, 2012, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration, and letter of credit and commitment fees of $15.3 million related to solar energy systems, net of capitalized interest of $5.5 million. For the three months ended March 31, 2011, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration, and letter of credit and commitment fees, of $5.1 million related to solar energy systems, net of capitalized interest of $1.0 million.

	Three Months Ended March 31,
Income Taxes	2012	2011
Dollars in millions
Income Tax Expense (Benefit)	$17.0	$(14.3)
Income Tax Rate as a % of Loss before Income Taxes	(22.8)%	227.0%

During the three months ended March 31, 2012, we recorded an income tax expense of $17.0 million and an effective tax rate of (22.8)% compared to an income tax benefit of $14.3 million and an effective tax rate of 227.0% for the three months ended March 31, 2011. The income tax expense in 2012 is primarily attributable to the recognition of a valuation allowance on deferred tax assets arising in the current year and taxable income in lower rate jurisdictions. The income tax benefit for the first quarter of 2011 was primarily attributed to a deferred taxable loss in the U.S. offset by taxable income in lower rate jurisdictions.
The undistributed earnings of all our foreign subsidiaries are not expected to be remitted to the U.S. parent corporation in the foreseeable future. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Of the cash and cash equivalents at March 31, 2012, approximately $282.1 million was held by our foreign subsidiaries and are subject to repatriation tax effects.

	Three Months Ended March 31,
Net loss (income) attributable to noncontrolling interests	2012	2011
Dollars in millions
Net Loss (Income) Attributable to Noncontrolling Interests	$0.9	$(13.8)

For the three months ended March 31, 2011, the net income attributable to noncontrolling interests of $13.8 million relates primarily to the profits paid to the partners of certain solar energy systems, which did not occur in the same period in the current year.
FINANCIAL CONDITION
Cash and cash equivalents decreased $205.2 million from $585.8 million at December 31, 2011 to $380.6 million at March 31, 2012. See additional discussion in Liquidity and Capital Resources below.
Our short-term restricted cash totaled $90.7 million at March 31, 2012 compared to $125.2 million at December 31, 2011. The decrease of $34.5 million was primarily due to the release of restrictions during the first quarter of 2012 on the use of proceeds from a construction loan.

Our accounts receivable, net, increased $55.5 million to $258.4 million at March 31, 2012 from $202.9 million at December 31, 2012. The increase is primarily due to the timing of revenues and the collections of payments during the first quarter of 2012.
Our inventories decreased $38.6 million to $283.2 million at March 31, 2012 from $321.8 million at December 31, 2011. Inventories primarily decreased as a result of lower polysilicon inventory on hand and a decrease in module inventory due to modules used in the construction of solar energy systems during the quarter.
Solar energy systems held for sale and development of $373.0 million at December 31, 2011 increased $149.8 million to $522.8 million as of March 31, 2012. The increase primarily relates to the construction of a 60.4MW solar energy system in Bulgaria during the quarter. The remaining increase is attributable to an increase in project development activities, offset partially by the sale of two systems during the three months ended March 31, 2012, which were classified as held for sale as of December 31, 2011.
Long-term debt, short-term debt and capital leases, including our consolidated VIEs, increased to $2,109.6 million at March 31, 2012 from $1,926.8 million at December 31, 2011. The increase relates primarily to additional solar energy system non-recourse construction and term debt borrowings during the three months ended March 31, 2012.
Accounts payable decreased $108.6 million to $586.0 million at March 31, 2012 from $694.6 million as of December 31, 2011. The decrease relates primarily to the timing of payments to vendors.
LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss attributable to MEMC stockholders of $92.0 million for the three months ended March 31, 2012 and used $386.7 million of cash for operations. We have developed a strategic plan for the ongoing operation of our businesses designed to improve our performance and address the challenges within the industries in which we operate. Successful implementation of our 2011 Global Plan and our strategic plan is, however, subject to numerous risks and uncertainties. In addition, solar industry conditions have negatively impacted our results from operations and cash flows and may continue to do so in the future. Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the financial and other covenants contained in our existing credit facilities and other financing arrangements.

Liquidity

Cash and cash equivalents at March 31, 2012 totaled $380.6 million, compared to $585.8 million at December 31, 2011.

We remain focused on reducing inventory levels and solar energy systems held for development and sale. The primary items impacting our liquidity in the future are cash from operations, including working capital effects from the sale of solar energy systems and reduction of current inventory levels, capital expenditures, borrowings and payments under our credit facilities and other financing arrangements and the availability of project finance and/or project equity at acceptable terms. We believe our liquidity will be sufficient to support our operations for the foreseeable future, although no assurances can be made if significant adverse events beyond our control occur, or if we are unable to access project capital needed to execute our business plan.

In addition to our need to maintain sufficient liquidity, cash flow from our operations and borrowing capacity under our credit facilities, we will need to raise additional funds in the future in order to meet the operating and capital needs of our solar energy systems development business. These funds are expected to be in the form of project finance or outright sale of solar energy systems to investors. However, there can be no assurances that such project financing or equity will be available to us, or available to us on terms and conditions we find acceptable. We may not be able to sell solar projects or secure adequate debt financing or equity funding on favorable terms, or at all, at the time when we need such funding. If these or other sources of funding are not available, this will have a significant negative impact on our ability to execute our business plan and to our overall operations, operational results and cash flows.
The rate of growth of the Solar Energy segment is limited by capital access. During the construction phase of solar energy systems, MEMC provides short-term working capital support to a project company or may obtain third party non-recourse construction financing to fund engineering, procurement and installation costs. Once complete, MEMC either directly sells the project to a third party or obtains more permanent capital on behalf of the project company through sale-leaseback, or to a lesser extent, debt or other financing structures that will typically be secured by the energy producing assets and projected cash flows from energy sales.

We expect cash on hand, 2012 operating cash flows, project finance debt, the corporate revolving credit facility and project finance construction revolver to provide sufficient capital to support the construction phase of our currently planned projects for 2012 and otherwise meet our capital needs for the remainder of 2012. However, we will continue to need to raise additional funds in the form of long-term project financing, either in the form of project debt or equity, or both. MEMC expects ongoing efforts to secure more capital, including sources of non-recourse project capital, to generate sufficient resources to support growth. We anticipate incremental capital needs for the remainder of 2012 associated with project finance markets to be approximately $400 million depending on the amount of megawatts ultimately installed and interconnected. However, there can be no assurances that such financing will be available to us or at terms that we find acceptable. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted, we may not be able to maintain compliance with our existing debt covenants and our business will suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain and could impact our earnings and our liquidity.
We have discretion in how we use our cash to fund capital expenditures, to develop solar energy systems, and for other costs of our business. We evaluate capital projects and the development of solar energy systems based on their expected strategic impacts and our expected return on investment. We may use this discretion to decrease our capital expenditures and development of solar energy systems, which may impact our operating results and cash flows for future years. For example, we may defer construction of solar energy systems and look for opportunities to partner with outside investors to finance the development of projects. As of March 31, 2012, we have 52MW of solar energy systems held for sale in Italy and Spain which have been interconnected, and we are currently conducting a process to sell or otherwise finance these systems. If we delay the construction of solar energy systems or are unable to sell solar energy systems held for sale, our operating results and cash flows will be adversely impacted.
In the three months ended March 31, 2012, $386.7 million of cash was used for operating activities, compared to $225.1 million that was used for operating activities in three months ended March 31, 2011. The increase was primarily a result of the net loss incurred during the three months ended March 31, 2012, cash used for the construction of solar energy systems held for sale and development and the decrease of accounts payable.
Cash used in investing activities decreased to $95.5 million in the three months ended March 31, 2012 compared to $322.4 million used in the three months ended March 31, 2011, primarily due to decreased spending on non-solar energy system property, plant and equipment. Significant spending occurred in the three months ended March 31, 2011 related to the expansion of our polysilicon and 300 millimeter capacity as well as for the construction of our solar wafer manufacturing facility in Kuching, Malaysia.
For the three months ended March 31, 2012, cash provided by financing activities was $275.5 million, compared to $516.1 million of cash provided by financing activities in the three months ended March 31, 2011. The decrease was mainly due to $536.7 million in net proceeds received during the three months ended March 31, 2011 from the issuance of the 7.75% Senior Notes discussed below, offset partially by net proceeds from solar energy systems financing.

Borrowings
On March 23, 2011, we amended and restated with Bank of America, N.A. our corporate revolving credit facility for an initial aggregate principal amount of $400 million (the “Credit Facility”). The Credit Facility permits us to request an increase in the aggregate principal amount up to $550.0 million upon terms to be agreed upon by the parties. On February 28, 2012, we further amended our revolving Credit Facility to reduce our expected first quarter 2012 minimum liquidity covenant of $500.0 million to $450.0 million and our second quarter 2012 minimum liquidity covenant to $350.0 million. This change will revert back to the original variable minimum liquidity covenant amount set forth in the Credit Facility at the end of the third quarter of 2012, which is currently expected to be $500 million. We also revised the pricing grid for the applicable rate that we will pay for letters of credit and drawings under the facility by an increase of 25 basis points until September 30, 2012. As of March 31, 2012, we had no outstanding borrowings under this facility, although we had approximately $143.7 million of outstanding third party letters of credit backed by this facility at such date.  Therefore, funds available under this facility were $256.3 million and $227.0 million as of March 31, 2012 and December 31, 2011, respectively. We met all covenants under this facility at March 31, 2012.
On May 8, 2012, we amended our Credit Facility to allow for a consolidated leverage ratio of not greater than 3.00 to 1.00 for the second and third quarters of 2012 and to set our minimum liquidity covenant at $400 million for the third quarter of 2012. In the fourth quarter of 2012, our consolidated leverage ratio covenant will revert back to 2.50 to 1.00 and our minimum liquidity covenant under this facility will require a minimum liquidity amount based on our consolidated EBITDA, as defined in the agreement to the Credit Facility. The interest rates on borrowings under the Credit Facility were also amended to the Eurocurrency rate plus 3.75% and the base rate plus 2.75%, as applicable. The Credit Facility was also amended to permit us to incur up to $250.0 million of convertible or subordinated unsecured indebtedness, subject to compliance with certain conditions.

On September 30, 2011, SunEdison amended and restated its non-recourse project construction financing revolver, which has a term of three years, to increase our borrowing capacity from $50.0 million to $300.0 million. On February 22, 2012, Moody's Investors Service (“Moody's”) downgraded MEMC's Corporate Family Rating to "B2" from "B1" and downgraded the 2019 Notes to "B3" from "B1". As a result of this downgrade, a draw stop provision in the amended and restated financing agreement prohibited further draws under this revolver. On February 29, 2012, an agreement was reached with one of the lenders in the syndication which would allow us, subject to certain conditions, to maintain availability under this facility of up to $70.0 million. On April 12, 2012, SunEdison further amended and restated this non-recourse project construction financing revolver. The amendment to this facility resulted in our overall borrowing capacity being reduced from $300.0 million to $154.0 million, and added another bank to the lender syndication.  The terms of the facility's draw stop provision were also modified such that our amended borrowing capacity is immediately available for draw. Under the terms of the April 12, 2012 amendment, if our Moody's long-term senior unsecured debt credit rating is not at least a "B1" and our Standard & Poor's ("S&P") long-term unsecured debt credit rating is not at least a "B+", we will be required to post a letter of credit equal to 15% of the total outstanding balance to continue to make additional borrowings under this facility. If our long-term senior unsecured debt is rated below a "B3" by Moody's or below a "B-" by S&P, then further withdrawals will be disallowed under the draw stop provision. Our Moody's and S&P credit ratings as of March 31, 2012 were "B3" and "BB", respectively. Our credit is currently on the S&P credit watch.

We continue to work with the lending syndicate to add additional lenders to the syndication and increase our borrowing capacity under this facility; however, there can be no assurances that we will be successful in doing so at terms that we find acceptable, if at all.  In the event additional construction debt is needed and the remainder of the original capacity is not renewed or replaced, we have the ability to draw upon the available capacity of our revolving Credit Facility.  In the event we cannot renew, replace or backfill the remainder of the original capacity with other financing or have adequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans and financial position and results of operations.

Interest on borrowings under the agreement are based on our election at LIBOR plus an applicable margin (currently 3.50%) or at a defined prime rate plus an applicable margin (currently 2.50%). The construction financing revolver also requires SunEdison to pay various fees, including a commitment fee (currently 1.10%). The construction financing revolver will be used to support the construction costs of utility and rooftop solar energy systems throughout the U.S. and Canada. The construction loans are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and will be secured by a pledge of the collateral, including the project contracts and equipment. The outstanding borrowings are typically repaid shortly after completion of the construction of the solar energy systems in accordance with the terms of the construction financing revolver, which repayments are expected to occur over the next three months. This revolver also includes a customary material adverse effects clause whereby a breach may disallow a future draw but not acceleration of payment. This revolver also maintains a cross default clause whose remedy, among other rights, includes the right to restrict future loans as well as the right to accelerate principal and interest payments. Because this is non-recourse financing, covenants relate specifically to the collateral amounts and transfer of right restrictions. As of March 31, 2012 and December 31, 2011, there was $127.6 million and $77.2 million outstanding, respectively, under this revolver facility.

During the three months ended March 31, 2012, we obtained non-recourse term loans from multiple financial institutions which are secured by a 60.4 MW solar energy system in Bulgaria, classified as solar energy systems held for development and sale in the condensed consolidated balance sheet. As of March 31, 2012, $166.5 million is outstanding, of which $9.0 million was placed into escrow pursuant to final milestone billings. These term loans mature in the year 2028, or in the event of the sale of the Bulgaria solar energy system project, are expected to be assumed by a buyer.

At March 31, 2012, we had $380.6 million of cash and cash equivalents, $2,109.6 million of debt outstanding, of which the majority is long-term, and availability to borrow up to an additional $256.3 million under our revolving Credit Facility, subject to certain provisions and compliance with covenant requirements, including those described below and in Note 7. Of this total debt outstanding, $1,503.9 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. The breach of any of these provisions or covenants could result in a default under the Credit Facility and could trigger acceleration of repayment, and a cross default on our 2019 Notes, which could have a significant adverse impact on our liquidity and our business. While we expect to comply with the provisions and covenants of the Credit Facility agreement and the Indenture for the 2019 Notes through 2012, deterioration in the worldwide economy and our operational results could cause us to not be in compliance. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse impact to our liquidity and our business.

The excess of the revolver commitment capacity over the current level of outstanding letters of credit and cash borrowings represents the additional borrowing availability under the Credit Facility. The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including a variable minimum liquidity amount ($450.0 million at March 31, 2012) and a consolidated leverage ratio of less than 2.50 to 1.00. The company's compliance with these covenants is measured at the end of each calender quarter. The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $35 million excluding our non-recourse indebtedness. As of March 31, 2012, we were in compliance with all covenants. Our liquidity position was in excess of the minimum liquidity amount by $187.0 million and our consolidated leverage ratio was 1.7. We anticipate compliance with all covenants for at least the next twelve months. However, the ability to comply with these provisions may be affected by events beyond our control.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2011. There have been no significant changes to our critical accounting policies and estimates since December 31, 2011.
RECENTLY ISSUED ACCOUNTING STANDARDS
None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements set forth in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our statements regarding realization of the benefits of our tax assets; our statements regarding our exposure to indemnification of our solar energy system customers; the timing of reclassification of our currency forward contracts; the appropriateness of our tax positions and the timing of our tax audits; the timing of our various manufacturing ramps or the cessation of production at certain facilities; the timing of completion of our consolidation of worldwide equipment to the Ipoh, Malaysia facility; the anticipated growth of our business in 2012 and beyond; our expectation that we will have the financial resources and capabilities needed to meet our business requirements throughout 2012; our expectation that overall R&D spend will decrease in 2012; future amendments or termination of our agreements with our long-term solar wafer customers; our estimates of penalties associated with termination of certain of our long-term supply contracts with our vendors; our expectations regarding solar wafer sales to external parties and sales of our solar energy systems; the nature and extent of tax rebate programs or feed-in-tariffs in the future; the ultimate impact our legal proceedings may have on us; the charges we expect to incur, the timing of completion, the savings we expect to realize the number of employees who will be affected and our execution of our announced restructurings; our expectations regarding our future cash flow generation; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems and the current and subsequent accounting treatment of such transactions; our expectations regarding our investments and intended effects of our joint ventures; the sources of funding and our ability to access funding for our SunEdison business; statements regarding the timing of various milestones of our joint ventures; the requirements of and our compliance with the terms governing our indebtedness, including the indenture governing the 2019 Notes; our ability to compete effectively in the markets we serve; and our statements regarding our working capital and other capital requirements for the next 12 months.
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
There has been no material change to MEMC's market risks since December 31, 2011. Please refer to “Market Risk” included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2011. Also see Note 8 to our unaudited condensed consolidated financial statements included herein.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of March 31, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2012.
Changes in Internal Control Over Financial Reporting
There have been no changes in MEMC's internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, MEMC's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by this reference.
Item 1A. Risk Factors.
No material changes have occurred related to our risk factors since the end of the most recent fiscal year. For further information, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Since 2007, our Board of Directors has had in place a share repurchase program. There were no repurchases during the first quarter of 2012.
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

Item 5. Other Information.
On May 8, 2012, the Company entered into a Third Amendment (the “Amendment”) to the corporate credit facility by and among the Company, the guarantors identified therein, the lenders identified therein and Bank of America, N.A., as Administrative Agent, dated as of December 23, 2009, amended and restated as of March 23, 2011 and amended as of September 28, 2011 and February 28, 2012 (the “Credit Facility”).
The parties amended the definition of “Applicable Rate” to increase the per annum interest rate applicable to borrowings under the Credit Facility to the Eurocurrency rate plus 3.75% and base rate plus 2.75%.
The parties also amended the reporting and disclosure provisions of Section 6.01 of the Credit Facility to provide the lenders with additional current reporting. The parties also amended the financial covenant contained in Section 7.11(a) of the Credit Facility to increase the Consolidated Leverage Ratio to be no greater than 3.00 to 1.00 for the second and third quarters of 2012 and thereafter to be no greater than 2.50 to 1.00 (the same ratio in the Credit Facility prior to the Third Amendment). In addition, the parties amended Section 7.11(b) relating to the minimum liquidity amount. For the second quarter of 2012, the minimum liquidity amount is $350.0 million, increasing to $400.0 million for the third quarter. Thereafter, the minimum liquidity covenant will require a minimum liquidity amount based on the Company's Consolidated EBITDA (as defined in the Credit Facility). Section 7.03 was amended to permit the Company to incur up to $250.0 million of convertible or subordinated unsecured indebtedness, subject to compliance with certain conditions. Conforming changes were made to defined terms.
In all other material respects, the Credit Facility remains unmodified and in full force and effect.

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

10.88
Second Amendment, dated as of February 28, 2012, to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto.

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

MEMC Electronic Materials, Inc.
/s/ Mark J. Murphy
May 9, 2012	Name:	Mark J. Murphy
	Title:	Senior Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description

10.88
Second Amendment, dated as of February 28, 2012, to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto.

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