Form 10-K/A
period 2011-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2012-06-21
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________
FORM 10-K/A
 ______________________________________

Amendment No. 3 to Form 10-K
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

DOCUMENTS INCORPORATED BY REFERENCE
None

EXPLANATORY NOTE

MEMC Electronic Materials, Inc. (“MEMC” or the “Company”) is filing this Amendment No. 3 to amend Amendment No. 1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed on February 29, 2012 (“2011 Form 10-K”), in response to comments received from the SEC staff. The Company originally filed Amendment No. 1 to the 2011 Form 10-K on March 1, 2012 when it discovered that the conformed signature of KPMG LLP on each of the KPMG LLP Report of Independent Registered Public Accounting Firm and KPMG LLP Consent of Independent Registered Public Accounting Firm had been inadvertently omitted from the EDGAR filed Form 10-K due to an administrative error. The Company filed the Report and the Consent with the conformed signatures under cover of the Amendment No. 1. In response to the SEC staff's recent comments to that filing and pursuant to Rule 12b-15, the Company is hereby filing all of Item 8 of Part II, but no changes from the previous filing on February 29, 2012 (as amended to include the conformed signatures on March 1, 2012) have been made to any of the consolidated financial statements and related footnotes. The Company is also setting forth herein all of Item 15 of Part IV.

This Amendment No. 3 speaks as of the original filing date of the 2011 Form 10-K, except where otherwise expressly stated and except for the certifications (Exhibit 31.1, 31.2 and 32), which speak as of their respective dates and the filing date of this Amendment No. 3. The information contained in this Amendment No. 3 has not been updated to reflect events occurring or trends arising after the original filing date of the 2011 Form 10-K, including the recast of the presentation of the Company's consolidated financial statements filed with the SEC on Form 8-K on May 9, 2012.

The financial statements filed with the 2011 Form 10-K and re-filed in this Amendment No. 3 have been superseded by the recast financial statements reflecting changes to our reporting segments effective January 1, 2012. Accordingly, nothing in this Amendment No. 3 should be deemed to modify or supersede the financial statements filed on Form 8-K on May 9, 2012 for purposes of any registration statement or prospectus into which this filing is deemed to be incorporated.

PART II

Item 8.	Financial Statements and Supplementary Data
The information required by this item is set forth below, including "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", "Notes to Consolidated Financial Statements", "Report of Independent Registered Public Accounting Firm" and "Unaudited Quarterly Financial Information".

Consolidated Statements of Operations

	For the year ended December 31,
	2011	2010	2009
In millions, except per share data
Net sales (includes income from Suntech agreement of $175.7 for the year ended December 31, 2011 - see Note 19)	$2,715.5	$2,239.2	$1,163.6
Cost of goods sold (see Note 21)	2,420.6	1,902.1	1,035.5
Gross profit	294.9	337.1	128.1
Operating expenses:
Marketing and administration	352.8	267.0	161.9
Research and development	87.5	55.6	40.4
Goodwill impairment charges (see Note 3)	440.5	—	—
Restructuring charges (see Note 3)	350.7	5.3	28.4
Long-lived asset impairment charges (see Note 3)	367.9	—	24.6
Insurance recovery	(4.0)	(11.9)	—
Operating (loss) income	(1,300.5)	21.1	(127.2)
Non-operating expense (income):
Interest expense	77.2	29.0	4.0
Interest income	(4.5)	(5.5)	(26.5)
Decline (increase) in fair value of warrant	4.8	14.0	(5.4)
Other, net	6.1	(3.9)	0.9
Total non-operating expense (income)	83.6	33.6	(27.0)
Loss before income tax expense (benefit) and equity in (loss) earnings of joint ventures	(1,384.1)	(12.5)	(100.2)
Income tax expense (benefit)	73.1	(53.3)	(42.2)
(Loss) income before equity in (loss) earnings of joint ventures	(1,457.2)	40.8	(58.0)
Equity in (loss) earnings of joint ventures, net of tax	(62.8)	7.2	(11.8)
Net (loss) income	(1,520.0)	48.0	(69.8)
Net (income) loss attributable to noncontrolling interests	(16.0)	(13.6)	1.5
Net (loss) income attributable to MEMC stockholders	$(1,536.0)	$34.4	$(68.3)
Basic (loss) income per share	$(6.68)	$0.15	$(0.31)
Diluted (loss) income per share	$(6.68)	$0.15	$(0.31)
Weighted-average shares used in computing basic (loss) income per share	229.9	226.9	223.9
Weighted-average shares used in computing diluted (loss) income per share	229.9	230.2	223.9

See accompanying notes to consolidated financial statements.

Consolidated Balance Sheets

	As of December 31,
	2011	2010
In millions, except per share data
Assets
Current assets:
Cash and cash equivalents	$585.8	$707.3
Restricted cash	125.2	43.8
Accounts receivable, net	202.9	296.0
Inventories	321.8	214.6
Solar energy systems held for development and sale, including consolidated variable interest entities of $0 and $151.8 at December 31, 2011 and 2010, respectively	373.0	237.5
Prepaid and other current assets	277.2	238.1
Total current assets	1,885.9	1,737.3
Investments	54.5	110.3
Property, plant and equipment, net:
Semiconductor Materials and Solar Materials	1,253.7	1,465.9
Solar energy systems, including consolidated variable interest entities of $55.3 and $56.2 at December 31, 2011 and 2010, respectively	1,139.4	567.6
Deferred tax assets, net	44.8	139.3
Restricted cash	37.5	18.7
Other assets	316.6	177.6
Goodwill	—	342.7
Intangible assets, net	149.2	52.5
Total assets	$4,881.6	$4,611.9

See accompanying notes to consolidated financial statements.

	As of December 31,
	2011	2010
In millions, except per share data
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and capital lease obligations	$3.7	$6.4
Short-term solar energy system debt and current portion of solar energy system debt, financings and capital leaseback obligations, including consolidated variable interest entities of $5.6 and $28.8 at December 31, 2011 and 2010, respectively	144.2	65.7
Accounts payable	694.6	745.5
Accrued liabilities	409.0	258.4
Contingent consideration related to acquisitions	71.6	106.4
Deferred revenue for solar energy systems	41.4	8.8
Customer and other deposits	72.4	92.9
Total current liabilities	1,436.9	1,284.1
Long-term debt and capital lease obligations, less current portion	567.7	20.5
Long-term solar energy system debt, financings and capital leaseback obligations, less current portion, including consolidated variable interest entities of $57.0 and $107.2 at December 31, 2011 and 2010, respectively	1,211.2	590.1
Pension and post-employment liabilities	69.4	54.1
Customer and other deposits	276.8	116.2
Deferred revenue for solar energy systems	157.4	75.0
Semiconductor Materials and Solar Materials deferred revenue	51.2	115.2
Other liabilities	326.1	61.1
Total liabilities	4,096.7	2,316.3
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued or outstanding at December 31, 2011 or 2010	—	—
Common stock, $.01 par value, 300.0 shares authorized, 241.3 and 237.9 issued at December 31, 2011 and 2010, respectively	2.4	2.4
Additional paid-in capital	621.7	557.9
Retained earnings	577.5	2,113.5
Accumulated other comprehensive (loss) income	(3.9)	34.1
Treasury stock, 10.5 and 10.0 shares at December 31, 2011 and 2010, respectively	(459.8)	(456.2)
Total MEMC stockholders’ equity	737.9	2,251.7
Noncontrolling interests	47.0	43.9
Total stockholders’ equity	784.9	2,295.6
Total liabilities and stockholders’ equity	$4,881.6	$4,611.9

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

	For the year ended December 31, 2011
	2011	2010	2009
In millions
Cash flows from operating activities:
Net (loss) income	$(1,520.0)	$48.0	$(69.8)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	227.1	164.8	124.0
Goodwill impairment charges	440.5	—	—
Long-lived asset impairment charges	381.7	—	24.6
Investment impairments	78.9	—	—
Stock-based compensation	43.9	51.6	36.5
Deferred revenue recognized	(67.9)	(13.1)	(3.5)
Provision (benefit) for deferred taxes	60.0	(44.7)	(32.4)
Decline (increase) in fair value of warrant	4.8	14.0	(5.4)
Loss on supplier contracts	77.9	—	—
Change in contingent consideration for acquisitions	(25.2)	(3.0)	—
Other	1.2	(31.4)	7.5
Changes in operating assets and liabilities (net of effects from acquisitions):
Short-term investments-trading securities	—	40.3	10.9
Accounts receivable	73.6	(117.2)	26.0
Inventories	(108.2)	(65.0)	(57.3)
Solar energy systems held for development and sale	(167.5)	(158.5)	14.1
Income taxes receivable and payable	(16.5)	81.4	(63.8)
Prepaid and other current assets	27.8	(179.0)	(3.4)
Accounts payable and accrued liabilities	226.2	443.3	17.5
Semiconductor Materials and Solar Materials deferred revenue and customer deposits	109.5	48.4	15.4
Deferred revenue for solar energy systems	123.4	78.8	—
Pension and post-employment liabilities	11.0	2.4	(1.4)
Other	2.5	(13.5)	(6.5)
Net cash (used in) provided by operating activities	(15.3)	347.6	33.0
Cash flows from investing activities:
Capital expenditures	(452.5)	(352.0)	(225.4)
Construction of solar energy systems	(598.1)	(280.1)	(28.0)
Cash payments for acquisitions, net of cash acquired	(164.0)	(73.5)	(188.5)
Proceeds from sale and maturities of investments	—	185.0	272.5
Proceeds from equity method investments	95.7	85.3	—
Purchases of investments	—	—	(10.9)
Purchases of cost and equity method investments	(50.4)	(18.8)	(121.7)
Cash received from net investment hedge	—	17.6	—
Payments to vendors for refundable deposits on long-term agreements and loans	(14.5)	(85.0)	—
Change in restricted cash	(123.8)	(1.8)	2.2
Proceeds from sale of property, plant and equipment	43.9	—	—
Other	0.8	1.5	—
Net cash used in investing activities	(1,262.9)	(521.8)	(299.8)

Cash flows from financing activities:
Proceeds from senior notes issuance	550.0	—	—
Proceeds from solar energy system financing and capital lease obligations	1,071.2	364.4	78.1
Repayments of solar energy system financing and capital lease obligations	(266.5)	(61.1)	(15.6)
Net repayments of customer deposits related to long-term supply agreements	(57.7)	(31.3)	(90.4)
Principal payments on long-term debt	(3.7)	(4.8)	(46.0)
Cash paid for SunEdison acquisition contingent consideration	(50.2)	—	—
Purchases of and dividends to noncontrolling interest	(49.0)	(8.3)	—
Common stock repurchases	(3.6)	(2.9)	(15.9)
Proceeds from issuance of common stock	—	—	0.7
Excess tax benefits from share-based payment arrangements	—	—	0.3
Debt financing fees	(39.8)	(12.8)	(2.9)
Net cash provided by (used in) financing activities	1,150.7	243.2	(91.7)
Effect of exchange rate changes on cash and cash equivalents	6.0	5.6	2.9
Net (decrease) increase in cash and cash equivalents	(121.5)	74.6	(355.6)
Cash and cash equivalents at beginning of period	707.3	632.7	988.3
Cash and cash equivalents at end of period	$585.8	$707.3	$632.7

See accompanying notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Held in Treasury		Total MEMC Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
In millions
Balance at December 31, 2008	233.3	$2.3	$425.6	$2,147.1	$(55.6)	(8.8)	$(437.4)	$2,082.0	$34.8	$2,116.8
Cumulative effect of adoption of accounting principle related to employee benefit plans measurement date provision	—	—	—	0.3	(0.3)	—	—	—	—	—
Purchase of SunEdison	3.8	0.1	45.8	—	—	—	—	45.9	6.7	52.6
Comprehensive income:
Net loss	—	—	—	(68.3)	—	—	—	(68.3)	(1.5)	(69.8)
Net translation adjustment	—	—	—	—	9.4	—	—	9.4	(1.8)	7.6
Net unrecognized actuarial gain and prior service credit (net of $1.5 tax)	—	—	—	—	2.6	—	—	2.6	—	2.6
Gain on mark-to-market for cash flow hedges	—	—	—	—	1.8	—	—	1.8	—	1.8
Net unrealized gain on available-for-sale securities	—	—	—	—	75.1	—	—	75.1	—	75.1
Total comprehensive income								20.6	(3.3)	17.3
Stock plans, net	0.1	—	36.0	—	—	—	(0.1)	35.9	—	35.9
Common stock repurchases	—	—	—	—	—	(1.0)	(15.8)	(15.8)	—	(15.8)
Balance at December 31, 2009	237.2	$2.4	$507.4	$2,079.1	$33.0	(9.8)	$(453.3)	$2,168.6	$38.2	$2,206.8
Comprehensive income:
Net income	—	—	—	34.4	—	—	—	34.4	13.6	48.0
Net translation adjustment	—	—	—	—	15.6	—	—	15.6	0.6	16.2
Net unrecognized actuarial loss and prior service credit (net of $2.5 tax)	—	—	—	—	(0.6)	—	—	(0.6)	—	(0.6)
Loss on mark-to-market for cash flow hedges	—	—	—	—	(11.0)	—	—	(11.0)	—	(11.0)
Net unrealized loss on available-for-sale securities	—	—	—	—	(2.9)	—	—	(2.9)	—	(2.9)
Total comprehensive income								35.5	14.2	49.7
Stock plans, net	0.7	—	50.5	—	—	(0.2)	(2.9)	47.6	—	47.6
Net repayments to noncontrolling interest	—	—	—	—	—	—	—	—	(8.5)	(8.5)
Balance at December 31, 2010	237.9	$2.4	$557.9	$2,113.5	$34.1	(10.0)	$(456.2)	$2,251.7	$43.9	$2,295.6

See accompanying notes to consolidated financial statements.

	Common Stock Issued		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Common Stock Held in Treasury		Total MEMC Stockholders’ Equity	Noncontrolling Interests	Total Stockholders’ Equity
	Shares	Amount				Shares	Amount
In millions
Balance at December 31, 2010	237.9	$2.4	$557.9	$2,113.5	$34.1	(10.0)	$(456.2)	$2,251.7	$43.9	$2,295.6
Comprehensive loss:
Net loss	—	—	—	(1,536.0)	—	—	—	(1,536.0)	16.0	(1,520.0)
Net translation adjustment	—	—	—	—	(4.2)	—	—	(4.2)	1.7	(2.5)
Net unrecognized actuarial loss and prior service credit (net of $10.5 tax)	—	—	—	—	(16.0)	—	—	(16.0)	—	(16.0)
Gain on mark-to-market for cash flow hedges	—	—	—	—	7.1	—	—	7.1	—	7.1
Net unrealized loss on available-for-sale securities	—	—	—	—	(24.9)	—	—	(24.9)	—	(24.9)
Total comprehensive loss								(1,574.0)	17.7	(1,556.3)
Stock plans, net	1.3	—	40.4	—	—	(0.5)	(3.6)	36.8	—	36.8
Stock issued for SunEdison contingent consideration	2.1	—	24.5	—	—	—	—	24.5	—	24.5
Acquired non-controlling interests	—	—	—	—	—	—	—	—	39.7	39.7
Net repayments to noncontrolling interest	—	—	(1.1)	—	—	—	—	(1.1)	(54.3)	(55.4)
Balance at December 31, 2011	241.3	$2.4	$621.7	$577.5	$(3.9)	(10.5)	$(459.8)	$737.9	$47.0	$784.9

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

1. NATURE OF OPERATIONS
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
As of December 31, 2011, MEMC was organized by end market, with three business segments: Semiconductor Materials, Solar Materials, and Solar Energy. Semiconductor Materials provides silicon wafers ranging from 100 millimeter (4 inch) to 300 millimeter (12 inch) as the base material for the production of semiconductor devices. Solar Materials manufactures and sells silicon wafers for solar applications, primarily 156 millimeter. Solar Energy is comprised of the SunEdison solar energy business unit. These financial statements and related footnotes, including all prior years presented, are reflective of these three reporting segments. Effective January 1, 2012, we consolidated our Solar Materials and Solar Energy business units.
During the fourth quarter of 2011, we initiated a large scale global restructuring plan across all of our reportable segments (see Note 3).
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Use of Estimates
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
Principles of Consolidation
Our consolidated financial statements include the accounts of MEMC Electronic Materials, Inc. and our wholly and majority-owned subsidiaries as well as variable interest entities ("VIEs") for which we are the primary beneficiary. We record noncontrolling interests for non-wholly owned consolidated subsidiaries. All significant intercompany balances and transactions among our consolidated subsidiaries have been eliminated. We have also eliminated our pro-rata share of sales, costs of goods sold and profits related to sales to equity method investees.
Variable Interest Entities
SunEdison’s business can involve the formation of special purpose vehicles (referred to as “project companies”) to own the project assets and execute agreements for the construction and maintenance of the assets, as well as power purchase agreements or feed in tariff agreements with a buyer who will purchase the electricity generated from the solar energy system once it is operating. SunEdison may establish joint ventures with non-related parties to share in the risks and rewards associated with solar energy system development, which are facilitated through equity ownership of a project company. The project companies engage SunEdison to engineer, procure, and construct the solar energy system and may separately contract with SunEdison to perform predefined operational and maintenance services post construction. We evaluate the terms of those contracts as well as the joint venture agreements to determine if the entity is a VIE, as well as if SunEdison is the primary beneficiary.
VIEs are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders, as a group, lack one or more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses, or (c) right to receive expected residual returns. VIEs must be evaluated quantitatively and qualitatively to determine the primary beneficiary, which is the reporting entity that has (a) the power to direct activities of a VIE that most significantly impact the VIEs economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. A VIE should have only one primary beneficiary, but may not have a primary beneficiary if no party meets the criteria described above.
To determine a VIE's primary beneficiary, an enterprise must perform a qualitative assessment to determine which party, if any, has the power to direct activities of the VIE and the obligation to absorb losses and/or receive its benefits. Therefore, an enterprise must identify the activities that most significantly impact the VIE's economic performance and determine whether it, or another party, has the power to direct those activities. When evaluating whether we are the primary beneficiary of a VIE, and must therefore consolidate the entity, we perform a qualitative analysis that considers the design of the VIE, the nature of our involvement and the variable interests held by other parties. If that evaluation is inconclusive as to which party absorbs a majority of the entity’s expected losses or residual returns, a quantitative analysis is performed to determine the primary beneficiary.
For our consolidated VIEs, we have presented on our consolidated balance sheets, to the extent material, the assets of our consolidated VIEs that can only be used to settle specific obligations of the consolidated VIE, and the liabilities of our consolidated VIEs for which creditors do not have recourse to our general assets outside of the VIE.
As of December 31, 2011, we are the primary beneficiary of four VIEs, all of which we consolidate and three of which existed as of December 31, 2010 and were consolidated by us. We determined that four and eight project companies that we held equity in as of December 31, 2011 and 2010, respectively, should be consolidated because the entities are VIEs due to levels of equity that require additional funding and because we retain economic interests greater than our voting interests. We are the primary beneficiary of the VIEs because we manage the activities that can significantly influence the operational results and because we participate in a significant level of the profits and losses of the entity.
Cash and Cash Equivalents
Cash equivalents include highly liquid commercial paper, time deposits and money market funds with original maturity periods of three months or less when purchased. The majority of our cash and cash equivalents are held outside the U.S. Total cash and cash equivalents maintained by foreign subsidiaries whose functional currency is not the U.S. dollar were $64.2 million and $101.3 million as of December 31, 2011 and 2010, respectively. Cash and cash equivalents consist of the following:

	As of December 31,
	2011	2010
Dollars in millions
Cash	$417.0	$548.1
Cash Equivalents:
Commercial paper	10.0	—
Time deposits	—	74.0
Money market funds	158.8	85.2
	$585.8	$707.3
Restricted Cash
Restricted cash consists of cash on deposit in financial institutions that is restricted from use in operations. In certain transactions, we have agreed to issue a letter of credit or provide security deposits regarding the performance or removal of a solar energy system. Incentive application fees are deposited with local governmental jurisdictions which are held until the construction of the applicable solar energy system is completed. In addition, cash received during the lease term of a sale leaseback transaction may be subject to a security and disbursement agreement which generally establishes a reserve requirement for scheduled lease payments under our master lease agreements as discussed in Sale with a leaseback for each leaseback arrangement, as well as certain additional reserve requirements that may be temporarily required in an accrual account. All of the reserve requirements for scheduled lease payments for all projects under each master lease agreement must be satisfied before cash is disbursed under the master lease agreements. Restricted cash also includes $54.6 million of funds related to a construction loan taken out by a solar energy system project company to be used towards construction of a solar energy system, but the cash was restricted for use until sufficient equity has been placed in the project company.  In February 2012, such requirements were met, and the proceeds have been used for solar energy system construction purposes.
Allowance for Doubtful Accounts
We establish an allowance for doubtful accounts to adjust our receivables to amounts considered to be ultimately collectible. Our allowance is based on a variety of factors, including the length of time receivables are past due, significant one-time events, the financial health of our customers and historical experience. The balance of our allowance for doubtful accounts was

$4.9 million and $7.8 million as of December 31, 2011 and 2010, respectively. Our provision for bad debt was a $1.4 million expense, $1.4 million benefit and $4.2 million expense for the years ended December 31, 2011, 2010 and 2009, respectively. There were $4.3 million and $0.7 million of write-offs for bad debts for the years ended December 31, 2011 and 2010, respectively, and no material write-offs for 2009.
Inventories
Inventories in our Semiconductor Materials and Solar Materials segments consist of raw materials, labor and manufacturing overhead, and are valued at the lower of cost or market. Fixed overheads are allocated to the costs of conversion based on the normal capacity of our production facilities. Unallocated overheads during periods of abnormally low production levels are recognized as cost of goods sold in the period in which they are incurred. Semiconductor Materials and Solar Materials raw materials and supplies are stated at weighted-average cost and Semiconductor Materials and Solar Materials goods and work-in-process and finished goods inventories are stated at standard cost as adjusted for variances, which approximates weighted-average actual cost. The valuation of inventory requires us to estimate excess and slow moving inventory. The determination of the value of excess and slow moving inventory is based upon assumptions of future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.
Inventories also includes raw materials (such as solar panels) and supplies used in our SunEdison business to construct future solar energy systems developed for sale to third parties, which have not been designated to a specific project as of the balance sheet date. When the inventory is designated for use to build a specific project, the inventory will be reclassified to either solar energy systems held for development and sale or to property, plant and equipment - construction in progress, which is determined based on our intended use of the system. The cost of SunEdison inventories is based on the first-in, first-out (FIFO) method for raw materials.
Solar Energy Systems Held for Development and Sale
Solar energy systems are classified as either held for development and sale or as property, plant and equipment based on our intended use of the system once constructed and provided that certain criteria to be classified as held for sale are met. The classification of the system affects the future accounting and presentation in the consolidated financial statements, including the consolidated statement of operations and statement of cash flows.
Solar energy systems held for development include solar energy system project related assets for projects that have commenced and are actively marketed and intended to be sold. Development costs include capitalizable costs for items such as permits, acquired land, deposits and work-in-process, among others. Work-in-process includes materials, labor and other capitalizable costs incurred to construct solar energy systems.
Solar energy systems held for sale are completed solar energy systems that have been interconnected. Solar energy systems held for sale are available for immediate sale in their present conditions subject only to terms that are usual and customary for sales of these types of assets. In addition, we are actively marketing the systems to potential third party buyers, and it is probable that the system will be sold within one year of its placed in service date. Solar energy systems held for sale also include systems under contract with a buyer that are accounted for using the deposit method, whereby cash proceeds received from the buyer are held as deposits until a sale can be recognized.
We do not depreciate our solar energy systems while classified as held for sale and any energy or incentive revenues are recorded to other income, as such revenues are incidental to our intended use of the system (direct sale to a third party buyer). If facts and circumstances change such that it is no longer probable that the system will be sold within one year of the system's completion date, the system will be reclassified to property, plant and equipment, and we will record depreciation expense in the amount that would have otherwise been recorded during the period the system was classified as held for sale.
Investments
Cost and Equity Method Investments
Cost method investments are initially recorded and subsequently carried at their historical cost and income is recorded to the extent there are dividends. We use the equity method of accounting for our equity investments where we hold more than 20 percent of the outstanding stock of the investee or where we have the ability to significantly influence the operations or financial decisions of the investee. We initially record the investment at cost and adjust the carrying amount each period to recognize our share of the earnings or losses of the investee based on our ownership percentage. We review our equity and cost method investments periodically for indicators of impairment. During 2011, we recorded impairment charges on our equity and cost method investments of $67.3 million and $11.6 million, respectively. No similar charges were recorded during 2010 or 2009.

Available-for-Sale Investments
Investments designated as available-for-sale are reported at fair value, with unrealized gains and losses, net of tax, recorded in accumulated other comprehensive (loss) income. Purchases and sales of available-for-sale investments are included in investing activities in the consolidated statement of cash flows.
Investments are evaluated at each period end date for impairment, including classification as temporary or other than temporary. Unrealized losses are recorded to other income and expense when a decline in fair value is determined to be other-than-temporary. We review several factors to determine whether a loss is other-than-temporary. These factors include but are not limited to: (i) the nature of the investment; (ii) the cause and duration of the impairment; (iii) the extent to which fair value is less than cost; (iv) the financial condition and near term prospects of the issuer; and (v) our ability to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. Realized gains and losses are accounted for on the specific identification method. We determine the fair value of our debt securities using quoted prices from active and inactive markets, traded prices for similar assets, or fair value measurements based on a pricing model. We also review our ability and intent to liquidate our investments within the next 12 month operating cycle to determine the appropriate short or long-term classification. Our ability to liquidate is determined based on a review of current and short-term credit and capital market conditions and the financial condition and near term prospects of the issuer.
Property, Plant and Equipment
We record property, plant and equipment at cost and depreciate it evenly over the assets’ estimated useful lives as follows:

Years
Software	3-6
Buildings and improvements	4-60
Machinery and equipment	1-25
Solar energy systems	23-30

Expenditures for repairs and maintenance are charged to expense as incurred. Additions and betterments are capitalized. The cost and related accumulated depreciation on property, plant and equipment sold or otherwise disposed of are removed from the capital accounts and any gain or loss is reported in current-year operations.
We often construct solar energy systems for which we do not have a fixed-price construction contract and, in certain instances, we may construct a system and retain ownership of the system or perform a sale-leaseback. For these projects, we earn revenues associated with the energy generated by the solar energy system, capitalize the cost of construction to solar energy system property, plant and equipment and depreciate the system over its estimated useful life. For solar energy systems under construction for which we intend to retain ownership and finance the system, we recognize all costs incurred as solar system construction in progress.
We may sell a solar energy system and simultaneously lease back the solar energy system. Property, plant and equipment accounted for as capital leases (primarily solar energy systems) are depreciated over the life of the lease. Solar energy systems that have not reached consummation of a sale under real estate accounting and have been leased back are recorded at the lower of the original cost to construct the system or its fair value and depreciated over the equipment's estimated useful life. For those sale leasebacks accounted for as capital leases, the gain, if any, on the sale leaseback transaction is deferred and recorded as a contra-asset that reduces the cost of the solar energy system, thereby reducing depreciation expense over the life of the asset. Generally, as a result of various tax attributes that accrue to the benefit of the lessor/tax owner, solar energy systems accounted for as capital leases are recorded at the net present value of the future minimum lease payments because this amount is lower than the cost and fair market value of the solar energy system at the lease inception date.
Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the remaining lease term, including renewal periods considered reasonably assured of execution.
When we are entitled to incentive tax credits for property, plant and equipment, we reduce the asset carrying value by the amount of the credit, which reduces future depreciation.
Consolidated depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $217.7 million, $158.9 million and $123.6 million, respectively, and includes depreciation expense for capital leases of $9.7 million, $4.5 million and $0.6 million for the years ended December 31, 2011, 2010 and 2009, respectively.
The cost of constructing facilities, equipment and solar energy systems includes interest costs incurred during the asset's construction period. Capitalized interest totaled $18.1 million, $5.1 million and $0.4 million for the years ended December 31 2011, 2010 and 2009, respectively.
Asset retirement obligations are recognized at fair value in the period in which they are incurred and the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its expected future value. The corresponding asset capitalized at inception is depreciated over the useful life of the asset. We operate under solar power services agreements with some customers that include a requirement for the removal of the solar energy systems at the end of the term of the agreement. In addition, we could have certain legal obligations for asset retirements related to disposing of materials in the event of closure, abandonment or sale of certain of our manufacturing facilities. We recognize a liability in the period in which we have determined the time frame that the asset will no longer operate and information is available to reasonably estimate the liability’s fair value.
Impairment of Property, Plant and Equipment
We periodically assess the impairment of long-lived assets/asset groups when conditions indicate a possible loss. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows or some other fair value measure. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices or (ii) discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. We recorded significant asset impairment charges in 2011 and 2009 and no similar charges were recorded in 2010. See Note 3 for additional discussion on the impairment charges on long-lived assets.
Goodwill and Intangible Assets
Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired and liabilities assumed. Goodwill and intangible assets determined to have indefinite lives are not amortized, but rather are subject to an impairment test annually, on December 1, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our indefinite-lived intangible assets include power plant development arrangements which relate to anticipated future economic benefits associated with our customer backlog relationships and will be allocated to fixed assets as the construction of the related solar energy systems stemming from the existing backlog is completed.
The goodwill impairment test involves a two-step approach. Under the first step, we determine the fair value of each reporting unit to which goodwill has been assigned. The operating segments of MEMC are the reporting units for the impairment test. We compare the fair value of the reporting unit to its carrying value, including goodwill. If the estimated fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, goodwill is considered potentially impaired and the second step is completed in order to measure the impairment loss. Under the second step, if applicable, we calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets, including any unrecognized intangible assets, of the reporting unit from the fair value of the reporting unit as determined in the first step. We then compare the implied fair value of goodwill to the carrying value of goodwill. If the implied fair value of goodwill is less than the carrying value of goodwill, we recognize an impairment loss equal to the difference. See Note 3 for discussion on the goodwill impairment charges recorded during the year ended December 31, 2011.
Intangible assets that have determinable estimated lives are amortized over those estimated lives. The straight-line method of amortization is used because it best reflects the pattern in which the economic benefits of the intangible asset are consumed or otherwise used up. The amounts and useful lives assigned to intangible assets acquired impact the amount and timing of future amortization. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows or some other fair value measure. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using discounted expected future cash flows utilizing an appropriate discount rate. Impairment is based on the excess of the carrying amount over the fair value of those assets. During the fourth quarter of 2011, impairment charges were recorded on our developed technology intangible assets primarily because of unfavorable solar market conditions, which led to restructuring activities at our Portland, Oregon facility. See Note 3. No intangible asset impairment charges were recorded during 2010 or 2009.
The estimated useful lives of our intangible assets subject to amortization are as follows:

Years
Favorable energy credits	4-18
Customer sales backlog and relationships	1-6
Trade name	15
Developed technology	5
Non-compete agreement	1
Operating Leases
The Company enters into lease agreements for a variety of business purposes, including office and manufacturing space, office and manufacturing equipment and computer equipment. A portion of these are noncancellable operating leases.
Capital Leases
We are party to master lease agreements that provide for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. For those transactions which do not fall under real estate accounting, we record a lease liability and the solar energy system is retained on our balance sheet. The excess of the cash proceeds of the sale leaseback over the costs to construct the solar energy system is retained by us and used to fund current operations and new solar energy projects. See further discussion in Revenue Recognition below.
Customer and Other Deposits
MEMC has executed long-term solar wafer supply agreements, including amendments, with multiple customers which required the customers to provide security deposits. The terms of these deposits vary, but are generally required to be applied against a portion of current sales on credit or refunded to customers over the term of the agreement. We also receive short-term deposits from customers, deposits from suppliers and, in 2011, have received deposits in connection with a supply and license agreement with one of our joint ventures (see Note 7).
Revenue Recognition
Materials Businesses
Revenue is recognized in our Semiconductor Materials and Solar Materials business segments for product sales when title transfers, the risks and rewards of ownership have been transferred to the customer, the fee is fixed or determinable and collection of the related receivable is reasonably assured, which is generally at the time of shipment for non-consignment orders. In the case of consignment orders, title passes when the customer pulls the product from the assigned storage facility or storage area or, if the customer does not pull the product within a contractually stated period of time (generally 60–90 days), at the end of that period, or when the customer otherwise agrees to take title to the product. Our wafers are generally made to customer specifications, and we conduct rigorous quality control and testing procedures to ensure that the finished wafers meet the customer’s specifications before the product is shipped. We consider international shipping term definitions in our determination of when title passes. We defer revenue for multiple element arrangements based on an average fair value per unit for the total arrangement when we receive cash in excess of fair value. We also defer revenue when pricing is not fixed or determinable or other revenue recognition criteria is not met.
In connection with certain of our long-term solar wafer supply agreements, we have received various equity instruments and other forms of additional consideration. In each case, we have recorded the estimated fair value of the additional consideration to long-term deferred revenue and will recognize the deferred revenue on a pro-rata basis as product is shipped over the life of the agreements.
SunEdison Business
Solar energy system sales involving real estate
We recognize revenue for solar energy system sales with the concurrent sale or the concurrent lease of the underlying land, whether explicit or implicit in the transaction, in accordance with ASC 360-20, Real Estate Sales. For these transactions, we evaluate the solar energy system to determine whether the equipment is integral equipment to the real estate; therefore, the entire transaction is in substance the sale of real estate and subject to revenue recognition under ASC 360-20. A solar energy system is determined to be integral equipment when the cost to remove the equipment from its existing location, ship and reinstall at a new site, including any diminution in fair value, exceeds ten percent of the fair value of the equipment at the time of original installation. For those transactions subject to ASC 360-20, we recognize revenue and profit using the full accrual method once the sale is consummated, the buyer's initial and continuing investments are adequate to demonstrate its commitment to pay, our receivable is not subject to any future subordination, and we have transferred the usual risk and rewards of ownership to the buyer. If these criteria are met and we execute a sales agreement prior to the delivery of the solar energy system and have an original construction period of three months or longer, we recognize revenue and profit under the percentage of completion method of accounting applicable to real estate sales when we can reasonably estimate progress towards completion. During 2011, we recognized $54.3 million of revenue using the percentage of completion method. Prior to 2011, we did not have sales that qualified for using the percentage of completion method.

If the criteria for recognition under the full accrual method are met except that the buyer's initial and continuing investment is less than the level determined to be adequate, then we will recognize revenue using the installment method. Under the installment method, we record revenue up to our costs incurred and apportion each cash receipt from the buyer between cost recovered and profit in the same ratio as total cost and total profit bear to the sales value. During 2011, we recognized revenue of $28.5 million using the installment method. Prior to 2011, we did not have sales that qualified for using the installment method.
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
Other forms of continuing involvement that do not transfer substantially all of the risks and rewards of ownership preclude revenue recognition under real estate accounting and require us to account for any cash payments using either the deposit or financing method. Such forms of continuing involvement may include contract default or breach remedies that provide SunEdison with the option or obligation to repurchase the solar energy system. Under the deposit method, cash payments received from customers are reported as deferred revenue for solar energy systems on the consolidated balance sheet and under the financing method, cash payments received from customers are considered debt and reported as solar energy financing and capital lease obligations on the consolidated balance sheet.
Solar energy system sales not involving real estate
We recognize revenue for solar energy system sales without the concurrent sale or the concurrent lease of the underlying land at the time a sales arrangement with a third party is executed, delivery has occurred and we have determined that the sales price is fixed or determinable and collectible. For transactions that involve a construction period of three months or longer, we recognize the revenue in accordance with ASC 605-35, Construction-Type and Production-Type Contracts, using the percentage of completion method, measured by actual costs incurred for work completed to total estimated costs at completion for each transaction. Contract costs include all direct material and labor costs and those indirect costs related to contract performance, such as indirect labor, supplies, tools, repairs and travel costs. Marketing and administration costs are charged to expense as incurred. Provisions for estimated losses on uncompleted contracts are recognized in full during the period in which such losses are determined. Changes in job performance, job conditions and estimated profitability, including those arising from contract penalty provisions and final contract settlements, may result in revisions to costs and revenue, and are recognized in the period in which the revisions are determined.
Solar energy system sales with service contracts
Our SunEdison business unit frequently negotiates and executes solar energy system sales contracts and post-system-sale service contracts contemporaneously, which we combine and evaluate together as a single arrangement with multiple deliverables. The total arrangement consideration is first separated and allocated to post-system-sale separately priced extended warranty and maintenance service contracts, and the revenue associated with that deliverable is recognized on a straight-line basis over the contract term. The remaining consideration is allocated to each unit of accounting based on the respective relative selling prices, and revenue is recognized for each unit of accounting when the revenue recognition criteria have been met.
Sale with a leaseback
We are a party to master lease agreements that provide for the sale and simultaneous leaseback of certain solar energy systems constructed by us. We must determine the appropriate classification of the sale leaseback on a project-by-project basis because the terms of the solar energy systems lease schedule may differ from the terms applicable to other solar energy systems. In addition, we must determine if the solar energy system is considered integral equipment to the real estate upon which it resides.

We do not recognize revenue on the sales transactions for any sales with a leaseback. Instead, revenue is recognized through the sale of electricity and energy credits which are generated as energy is produced. The terms of the lease and whether the system is considered integral to the real estate upon which it resides may result in either one of the following sale leaseback classifications:
Capital lease arrangements
Sale/capital leaseback classification for non-real estate transactions occurs when the terms of the lease schedule for a solar energy system result in a capital lease classification. Generally, this classification occurs when the term of the lease is greater than 75% of the estimated economic life of the solar energy system. Under a capital lease, a capitalized leased asset and obligation is recorded at the present value of the minimum lease payments. Any gain on the sale is recorded as a reduction of the capitalized leased asset which is then recognized to cost of goods sold through reduced depreciation expense over the term of the lease. As of the SunEdison acquisition date of November 20, 2009 through December 31, 2011, there were no arrangements which resulted in this accounting.
Financing arrangements
The financing method is applicable when we have determined that the assets under the lease are real estate. This occurs due to either a transfer of land or the transfer of a lease involving real estate and the leased equipment is integral equipment to the real estate. A sale leaseback is classified as a financing sale leaseback if we have concluded the leased assets are real estate and we have a prohibited form of continuing involvement, such as an option or obligation to repurchase the assets under our master lease agreements.
Under a financing sale leaseback, we do not recognize any upfront profit because a sale is not recognized. The full amount of the financing proceeds is recorded as solar energy financing debt, which is typically secured by the solar energy system asset and its future cash flows from energy sales, but generally has no recourse to MEMC or SunEdison under the terms of the arrangement.
We use our incremental borrowing rate to determine the principal and interest component of each lease payment. However, to the extent that our incremental borrowing rate will result in either negative amortization of the financing obligation or a built-in loss at the end of the lease (e.g. net book value of the system asset exceeds the financing obligation), the rate is adjusted to eliminate such results. The interest rate is adjusted accordingly for the majority of our financing leasebacks because our future minimum lease payments do not typically exceed the initial proceeds received from the buyer-lessor. As a result, most of our lease payments are reported as interest expense, the principal of the financing debt does not amortize, and we expect to recognize a gain upon the final lease payment at the end of the lease term equal to the unamortized balance of the financing debt less the write-off of the system assets net book value.
Operations and maintenance
Operations and maintenance revenue is billed and recognized as services are performed. Costs of these revenues are expensed in the period they are incurred.
Solar energy service revenues, energy credits and incentives
For SunEdison-owned or capitalized solar energy systems in the U.S., we may receive incentives or subsidies from various state governmental jurisdictions in the form of renewable energy credits (“RECs”), which we sell to third parties. In the State of California, we may also receive performance-based incentives (“PBIs”) from public utilities in connection with a program sponsored by the State of California. The Solar Energy segment recorded total PBI revenue of $24.3 million and $18.6 million for the years ended December 31, 2011 and 2010, resepctively, and total REC revenue of $15.1 million and $7.5 million for the years ended December 31, 2011 and 2010, respectively. Both the RECs and PBIs are based on the actual level of output generated from the system. RECs are generated as our solar energy systems generate electricity. Typically, SunEdison enters into five to ten year binding contractual arrangements with utility companies or other investors who purchase RECs at fixed rates. REC revenue is recognized at the time SunEdison has transferred a REC pursuant to an executed contract relating to the sale of the RECs to a third party. For PBIs, production from SunEdison-operated systems is verified by an independent third party and, once verified, revenue is recognized based on the terms of the contract and the fulfillment of all revenue recognition criteria. There are no penalties in the event electricity is not produced for PBIs. However, if production does not occur on the systems for which we have sale contracts for our RECs, we may have to purchase RECs on the spot market or pay specified contractual damages. Historically, we have not had to purchase material amounts of RECs to fulfill our REC sales contracts.
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
Derivative Financial Instruments and Hedging Activities
All derivative instruments are recorded on the consolidated balance sheet at fair value. Derivatives not designated as hedge accounting and used to hedge foreign-currency-denominated balance sheet items are reported directly in earnings along with offsetting transaction gains and losses on the items being hedged. Derivatives used to hedge foreign-currency denominated cash flows and floating rate debt may be accounted for as cash flow hedges, as deemed appropriate. Gains and losses on derivatives designated as cash flow hedges are recorded in other comprehensive (loss) income and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. The ineffective portion of all hedges, if any, is recognized currently in earnings. Derivatives used to manage the foreign exchange risk associated with a net investment denominated in another currency are accounted for as a net investment hedge. The effective portion of the hedge will be recorded in the same manner as foreign currency translation adjustment in other comprehensive (loss) income. When the investment is dissolved and MEMC recognizes a gain or loss in other income (expense), the associated hedge gain or loss in other comprehensive (loss) income will be reclassified to other income (expense).
Derivatives not designated as hedging
During 2006, MEMC signed a long-term supply agreement with a customer, Suntech Power Holdings (“Suntech”). At the same time, MEMC received a fully vested, non-forfeitable warrant to purchase common shares of Suntech. The long-term supply agreement was terminated in the second quarter of 2011, but the termination had no impact on the warrant. The warrant becomes exercisable over a five year period (20% annually) beginning January 1, 2008 and has a five year exercise period from the date each tranche becomes exercisable. The estimated grant date fair value of the warrant was $66.6 million and was recorded to other assets with the offset to Semiconductor Materials and Solar Materials deferred revenue – long-term on the consolidated balance sheet. The non-cash transaction was excluded from the consolidated statement of cash flows. Determining the appropriate fair value model and calculating the fair value of the warrant requires the making of estimates and assumptions, including Suntech’s stock price volatility, interest rates, expected dividends and the marketability of this investment. We used a lattice model to determine the warrant’s fair value. The assumptions used in calculating the fair value of the warrant represented our best estimates, but these estimates involved inherent uncertainties and the application of our judgment. The warrant is considered a derivative and is therefore marked to market each reporting period. Accordingly, in 2011, 2010 and 2009, $4.8 million, $14.0 million and ($5.4) million, respectively, was recorded as a decrease/(increase) to other assets – long-term and non-operating expense (income).
We generally use currency forward contracts to manage foreign currency exchange risk relating to current trade receivables and payables with our foreign subsidiaries and current trade receivables and payables with our customers and vendors denominated in foreign currencies (primarily Japanese Yen and Euro). The purpose of our foreign currency forward contract activities is to protect us from the risk that the dollar net cash flows resulting from foreign currency transactions will be negatively affected by changes in exchange rates. We do not hold or issue financial instruments for speculative or trading purposes. Gains or losses on our forward exchange contracts, as well as the offsetting losses or gains on the related hedged receivables and payables, are included in non-operating expense (income) in the consolidated statement of operations. Net currency losses on unhedged foreign currency positions totaled $4.7 million, $0.5 million and $0.8 million in 2011, 2010 and 2009, respectively.
Derivatives designated as hedging
In addition to the currency forward contracts purchased to hedge transactional currency risks, we may enter into currency forward contracts to hedge cash flow risks associated with future purchases of raw materials. Our cash flow hedges are designed to protect against the variability in foreign currency rates between a foreign currency and the U.S. Dollar. As of December 31, 2011, there were no currency forward contracts outstanding being accounted for as cash flow hedges.
We are party to three interest rate swap instruments that are accounted for using hedge accounting. The interest rate swaps are used to manage risks generally associated with interest rate fluctuations. Each contract has been accounted for as a qualifying cash flow hedge in accordance with derivative instrument and hedging activities guidance, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected in the accompanying consolidated financial statements. The counterparties to these agreements are financial institutions. The fair values of the contracts are estimated by obtaining quotations from the financial institutions. The fair value is an estimate of the net amount that we would pay on December 31, 2011, if the agreements were transferred to other parties or cancelled by us.
Our previous joint venture with Q-Cells SE, which was not consolidated, was a Euro functional currency entity accounted for under the equity method, in which we invested 72.5 million Euros (approximately $105 million) in 2009. In order to manage the changes in foreign currency and any resulting gain or loss associated with this investment, MEMC entered into a Euro currency forward contract for 70.0 million Euros. The forward contract met all the criteria for hedge accounting and the derivative instrument was effective as an economic hedge of foreign exchange risk associated with the hedged net investment. The effective portion of the hedge was recorded in the same manner as foreign currency translation adjustment in other comprehensive (loss) income. During 2010, we recognized a gain of $17.3 million on this hedge and at the same time recognized a foreign currency loss on our investment of $14.3 million. Both amounts were recorded in other, net in our consolidated statement of operations, as the remaining investment in Q-Cells SE and related forward contracts were liquidated in the fourth quarter of 2010. See Note 6 for further discussion.
Translation of Foreign Currencies
We determine the functional currency of each subsidiary based on a number of factors, including the predominant currency for the subsidiary’s sales and expenditures and the subsidiary’s borrowings. When the subsidiary’s local currency is considered its functional currency, we translate its financial statements to U.S. Dollars as follows:

•	Assets and liabilities using exchange rates in effect at the balance sheet date; and

•	Statement of operations accounts at average exchange rates for the period.
Adjustments from the translation process are presented in accumulated other comprehensive (loss) income in stockholders’ equity.
Income Taxes
Deferred income taxes arise because of a different tax basis of assets or liabilities between financial statement accounting and tax accounting, which are known as temporary differences. We record the tax effect of these temporary differences as deferred tax assets (generally items that can be used as a tax deduction or credit in future periods) and deferred tax liabilities (generally items for which we receive a tax deduction, but have not yet been recorded in the consolidated statement of operations). We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including historical pre-tax and taxable income (losses), projected future pre-tax and taxable income (losses) and the expected timing of the reversals of existing temporary differences. In arriving at these judgments, the weight given to the potential effect of all positive and negative evidence is commensurate with the extent to which it can be objectively verified. Reportable U.S. GAAP income from SunEdison's financing sale-leaseback transactions in the U.S. is deferred until the end of the lease term, generally 20-25 years, through the non-cash extinguishment of the debt.  However, sale-leaseback transactions generate current U.S. taxable income at the time of the sale, with the timing differences increasing deferred tax assets.  As a result of the continued decline in solar market conditions, the restructuring charges announced on December 8, 2011, and cumulative losses in the U.S. and certain foreign jurisdictions, we recorded a material non-cash valuation allowance against the deferred tax assets at December 31, 2011. See Note 16.
We believe our tax positions are in compliance with applicable tax laws and regulations. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely to be realized upon ultimate settlement. Unrecognized tax benefits are tax benefits claimed in our tax returns that do not meet these recognition and measurement standards. Uncertain tax benefits, including accrued interest and penalties, are included as a component of other long-term liabilities because we do not anticipate that settlement of the liabilities will require payment of cash within the next twelve months. The accrual of interest begins in the first reporting period that interest would begin to accrue under the applicable tax law. Penalties, when applicable, are accrued in the financial reporting period in which the uncertain tax position is taken on a tax return. We recognize interest and penalties related to uncertain tax positions in income tax expense, which is consistent with our historical policy. We believe that our income tax liabilities, including related interest, are adequate in relation to the potential for additional tax assessments. There is a risk, however, that the amounts ultimately paid upon resolution of audits could be materially different from the amounts previously included in our income tax expense and, therefore, could have a material impact on our tax provision, net (loss) income and cash flows. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices between our subsidiaries, the resolution of entire audits, or the expiration of statutes of limitations. Adjustments are most likely to occur in the year during which major audits are closed.
It has been our practice to repatriate to the U.S. a portion of the current year earnings of only one of our foreign subsidiaries and provide U.S. income taxes that would be payable for these earnings when distributed to the U.S. Prior to 2009, we considered the undistributed earnings of the other wholly owned foreign subsidiaries to be permanently reinvested into their respective businesses. We did not provide U.S. income taxes for these earnings as we determined that they would not be remitted to the U.S. in the foreseeable future. During 2009, we changed our determination with respect to one of these wholly owned foreign subsidiaries. The undistributed earnings of this subsidiary were expected to be remitted to the U.S. in the foreseeable future and therefore required the provision of U.S. income tax upon remittance. Due to the restructuring announcement made on December 8, 2011, we reviewed our policy for repatriation of all our subsidiaries. Based on this review, it was determined that the undistributed earnings of all our foreign subsidiaries are not expected to be remitted to the U.S. parent corporation in the foreseeable future. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations.
We have made our best estimates of certain income tax amounts included in the financial statements. Application of our accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact.
Stock-Based Compensation
Stock-based compensation expense for all share-based payment awards is based on the estimated grant-date fair value. We recognize these compensation costs net of an estimated forfeiture rate for only those shares expected to vest on a straight-line basis over the requisite service period of the award, which is generally the option vesting term. For ratable awards, we recognize compensation costs for all grants on a straight-line basis over the requisite service period of the entire award. We estimate the forfeiture rate taking into consideration our historical experience during the preceding four fiscal years.
We routinely examine our assumptions used in estimating the fair value of employee options granted. As part of this assessment, we have determined that our historical stock price volatility and historical pattern of option exercises are appropriate indicators of expected volatility and expected term. The interest rate is determined based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the award. We estimate the fair value of options using the Black-Scholes option-pricing model for our ratable and cliff vesting options.
Contingencies
We are involved in conditions, situations or circumstances in the ordinary course of business with possible gain or loss contingencies that will ultimately be resolved when one or more future events occur or fail to occur. We continually evaluate uncertainties associated with loss contingencies and record a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the loss or range of loss can be reasonably estimated. Legal costs are expensed when incurred. Gain contingencies are not recorded until realized or realizable.
Shipping and Handling
Costs to ship products to customers are included in marketing and administration expense in the consolidated statement of operations. Amounts billed to customers, if any, to cover shipping and handling are included in net sales. Cost to ship products to customers were $22.0 million, $20.7 million and $9.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.
Fair Value Measurements
Fair value accounting guidance establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability, and are based on market data obtained from sources independent of MEMC. Unobservable inputs reflect assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the reliability of inputs as follows:

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

•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly. Valuations for Level 2 are prepared on an individual instrument basis using data obtained from recent transactions for identical securities in inactive markets or pricing data from similar instruments in active and inactive markets.

•	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.
We maintain various financial instruments recorded at cost in the December 31, 2011 and 2010 balance sheets that are not required to be recorded at fair value. For these instruments, we used the following methods and assumptions to estimate the fair value:

•
Cash equivalents, restricted cash, accounts receivable and payable, customer deposits, income taxes receivable and payable, short-term borrowings, and accrued liabilities—cost approximates fair value because of the short maturity period; and

•
Long-term debt—fair value is based on the amount of future cash flows associated with each debt instrument discounted at our current estimated borrowing rate for similar debt instruments of comparable terms.

Accounting Standards Updates
In October 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2009-13 (“ASU 2009-13”), which updates the current guidance pertaining to multiple-element revenue arrangements included in ASC Subtopic 605-25, Multiple-Element-Arrangements. The Company adopted this guidance on January 1, 2011.
SunEdison solar energy system sales and post-system-sale operation and maintenance service contracts are usually negotiated and executed contemporaneously, which we evaluate together as a single arrangement with multiple deliverables in accordance with ASC 605-25, as updated by ASU 2009-13. Under ASC 605-25, we allocate revenue for transactions involving multiple elements to each unit of accounting based on its relative selling price, and recognize revenue for each unit of accounting when the revenue recognition criteria have been met.
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

Supplemental Cash Flow Information

Following is information related to interest and taxes paid as well as certain non-cash investing and financing activities including acquisition related items.

	For the year ended December 31,
	2011	2010	2009
In millions
Supplemental disclosures of cash flow information:
Interest payments (including debt issuance costs), net of amount capitalized	$155.9	$22.2	$1.4
Income taxes paid (refunded), net	13.7	(9.4)	38.8
Supplemental schedule of non-cash investing and financing activities:
Accounts payable incurred (relieved) for acquisition of fixed assets, including solar energy systems	$(68.0)	$138.7	$(13.1)
Debt transferred to and assumed by buyer upon sale of solar energy systems	104.6	43.3	—
Conversion of note payable to equity	—	27.0	—
Acquisitions:
Fair value of assets acquired	$334.5	$65.2	$508.9
Goodwill	97.8	56.4	285.3
Liabilities assumed and noncontrolling interests	(158.0)	(19.9)	(479.6)
Shares of MEMC common stock issued	—	—	(45.8)
Other non-cash consideration	(90.7)
Less: loans prior to acquisition	(16.0)	(26.0)	(79.5)
Less: cash acquired	(3.6)	(2.2)	(0.8)
Cash paid, net of cash acquired	$164.0	$73.5	$188.5

3. RESTRUCTURING, IMPAIRMENT AND OTHER CHARGES

During the second half of 2011, the semiconductor and solar industries experienced downturns, which downturn was more dramatic in the solar industry. In December 2011, in order to better align our business to current and expected market conditions in the semiconductor and solar markets, as well as to improve the company's overall cost competitiveness and cash flows across all segments, MEMC committed to a series of actions to reduce the company's global workforce, right size production capacity and accelerate operating cost reductions in 2012 and beyond (the “2011 Global Plan”).  These actions include:

•	Reducing total workforce by approximately 1,400 persons worldwide, representing approximately 20% of the company's employees, primarily within the Semiconductor Materials and Solar Materials segments;

•	Shuttering the company's Merano, Italy polysilicon facility as of December 31, 2011;

•	Reducing production capacity at the company's Portland, Oregon crystal facility and slowing the ramp of the Kuching, Malaysia wafering facility; and

•	Consolidating the operations of the Solar Materials segment and Solar Energy segment into a single Solar Energy business unit, effective January 1, 2012.

In addition, based on the market capitalization of MEMC compared to book value and the adverse market conditions, MEMC incurred charges associated with the restructuring, impairment of long-lived assets, impairments of goodwill and certain investments, write-downs of inventory and the realizability of deferred tax assets. The following is a summary of the charges recorded during the three months ended December 31, 2011:

In millions	Segment
Type of Charge	Semiconductor Materials	Solar Materials	Solar Energy	Corporate	Total	Statement of Operations Classification

Restructuring	$35.6	$299.3	$3.7	$0.9	$339.5	Restructuring
Long-lived asset impairment	7.4	353.6	4.4	—	365.4	Long-lived asset impairment
Goodwill impairment	—	—	384.1	—	384.1	Goodwill impairment
Investment/JV impairment	—	78.9	—	—	78.9	Other, net and equity in loss of joint ventures
Inventory adjustments and other	14.2	76.6	5.9	—	96.7	Cost of goods sold

Restructuring

Restructuring charges consist of $62.1 million of severance and other one-time benefits for employees terminated under the 2011 Global Plan, $226.4 million of estimated liabilities accrued as a result of us canceling or not being able to fulfill the full purchase obligation for certain supplier contracts (see Note 21), and $51.0 million of other related charges. We expect this plan to be largely completed in 2012, however, the timing of the final resolution of our supplier contract commitments may take longer. Total expenses expected to be incurred and recognized under the 2011 Global Plan for the Semiconductor Materials, Solar Materials and Solar Energy segments are approximately $41.5 million, $322.3 million and $8.6 million, respectively. Total cash payments made under the 2011 Global Plan in 2011 during the year ending December 31, 2011 were $1.8 million.

Also during June 2011, MEMC committed to actions to reduce overall manufacturing costs across its global sites, as well as to realign certain general and administrative expenses due to industry and customer specific developments. These actions included relocation of certain operations and reductions in headcount. During the year ended December 31, 2011, we recorded restructuring charges of $6.8 million for severance and other related employee benefits associated with these actions. Cash payments of $9.9 million were made during 2011. We also recorded impairment of certain assets totaling $2.5 million during the year ended December 31, 2011 associated with these actions.
In order to better align manufacturing capabilities to projected demand, MEMC committed to workforce reductions during the first and second quarters of 2009 (the “2009 Global Plan”) related to the Semiconductor Materials segment. In September 2009, MEMC committed to actions to reduce manufacturing costs in the Semiconductor Materials segment by shifting manufacturing from our St. Peters, Missouri and Sherman, Texas facilities to other locations which are closer to a number of MEMC’s customers in the Asia Pacific region (the “2009 U.S. Plan”). MEMC has provided and paid severance benefits to those terminated under the 2009 Global Plan and will provide severance benefits to those employees who have been or will be terminated under the 2009 U.S. Plan. The 2009 Global Plan was completed by June 30, 2009. We expect the 2009 U.S. Plan to be substantially completed in 2012.
Details of 2011 expenses related to the 2009 U.S. Plan are set out in the following table:

	Accrued January 1, 2011	Year-to-Date Restructuring Charges	Cash Payments	Accrued December 31, 2011	As of December 31, 2011
					Cumulative Costs Incurred	Total Costs Expected to be Incurred
In millions
2009 U.S. and Global Plan
Severance and other employee benefits	$16.2	$(0.2)	$(3.4)	$12.6	$18.0	$18.8
Asset move costs	—	1.7	(1.7)	—	4.9	20.3
Contract termination	—	2.9	—	2.9	2.9	2.9
Infrastructure costs	—	—	—	—	—	4.0
Total	$16.2	$4.4	$(5.1)	$15.5	$25.8	$46.0

Details of 2010 expenses related to the 2009 U.S. and Global Plan are set out in the following table:

	Accrued January 1, 2010	Year-to-Date Restructuring Charges	Cash Payments	Accrued December 31, 2010	As of December 31, 2010
					Cumulative Costs Incurred	Total Costs Expected to be Incurred
In millions
2009 U.S. and Global Plan
Severance and other employee benefits	$15.2	$2.1	$(1.1)	$16.2	$18.2	$21.0
Asset move costs	—	3.2	(3.2)	—	3.2	20.3
Contract termination	—	—	—	—	—	3.0
Infrastructure costs	—	—	—	—	—	4.0
Total	$15.2	$5.3	$(4.3)	$16.2	$21.4	$48.3

Asset Impairments

Current and forecasted depressed solar market conditions, which accelerated our restructuring efforts, resulted in our recording of asset impairment charges related to certain assets used in our manufacturing operations that were either ceased or scaled back due to changes in future service potential. A majority of these costs relate to impairing our property, plant and equipment and, to a lesser extent, write-downs of some of our polysilicon and solar wafer inventories whose value has deteriorated because of recent significant market price declines. Due to the recent downturn in the solar industry and the decline in our market capitalization, we wrote off our goodwill in the Solar Materials and Solar Energy segments during 2011. We also recorded a deferred tax asset valuation allowance as a result of the continued decline in solar market conditions, the restructuring charges announced on December 8, 2011, and cumulative losses in the U.S. and certain other foreign jurisdictions. See Note 16.

Long-lived Asset Impairments

Due to the downturn in solar market conditions discussed above, we performed an asset impairment analysis of the polysilicon production assets at our shuttered Merano, Italy facility, as well as wafering assets at our Portland, Oregon, Kuching, Malaysia and St. Peters, Missouri facilities in the fourth quarter of 2011. The polysilicon manufacturing assets at our shuttered Merano, Italy facility were impaired and written down to their net realizable salvage value which was based primarily on an appraisal. For our wafering assets, including developed technology intangible assets, we estimated the fair value of the asset group using discounted expected cash flows and recorded an impairment charge to the extent the net carrying value of the asset group exceeded its fair value. We developed our expected cash flows based on assumptions that are consistent with our current and forecast operating plans, which are considered Level 3 inputs in the fair value hierarchy. Cash flows cover a time period that coincides with the estimated remaining useful life of the primary assets, and a probability factor was assigned to each cash flow scenario to derive the expected present value based on a risk-free discount rate.
In the third quarter of 2009, as part of the 2009 U.S. Plan, we performed an asset impairment analysis of our St. Peters, Missouri and Sherman, Texas long-lived manufacturing asset groups. In order to determine the amount of impairment, we estimated the fair value of our asset groups using discounted expected cash flows. Based on these calculations, we recorded asset impairment charges of $24.6 million in 2009 related to these asset groups.
These charges were recorded in long-lived asset impairment charges in our consolidated statement of operations.

Goodwill Impairments

We perform our annual goodwill impairment test on December 1, however, due to deteriorating economic conditions in the solar industry, we performed an interim impairment analysis in the quarter ended September 30, 2011. During the interim period ended September 30, 2011, we evaluated whether impairment indicators existed which would require a detailed test of goodwill for impairment as of an interim date. As of September 30, 2011, our net book value was significantly above the market capitalization of our common stock. During June 2011 and continuing through September 2011, we observed a strong correlation between the decline in our market capitalization and the decline in pricing in the solar wafer market, caused by an overall softening of demand in the solar materials supply chain. We evaluated the following items, among others, in determining whether there were impairment indicators requiring an evaluation of goodwill impairment as of an interim date: the impact of solar wafer price declines on our Solar Materials reporting unit and on our raw material costs for our Solar Energy reporting unit; advanced materials technologies at our Solar Materials reporting unit; the financial performance of each reporting unit in fiscal year 2011 to date; and our internal forecast data. We determined that there were indicators of potential impairment due to the items previously mentioned and the sustained decline in our common stock price resulting in a market capitalization below book value. Based on the above, we determined that there was a triggering event, which required us to perform a Step 1 goodwill impairment analysis for the interim period ended September 30, 2011 on both the Solar Materials and Solar Energy reporting units' goodwill.

We prepared a discounted cash flow (“DCF”) model for each of the reporting units to assess the recoverability of the goodwill using significant unobservable inputs (Level 3), which we then reconciled to our average market capitalization over a reasonable period of time, which included a control premium supported by recent transactions, as of September 30, 2011. For our DCF models, we used inputs we believed a market participant would use, including earnings projections and other cash flow assumptions over future periods plus a terminal value assuming a long-term growth rate. We believe the DCF model represents a reliable valuation method for this purpose because it reflects the information a market participant would likely use to value each of the reporting units.

Solar Materials

In performing this test for our Solar Materials reporting unit, we made a downward revision in the forecasted cash flows as a result of a decrease in the market price for silicon products and weaker demand for solar products. Our analysis also included considerations of our market capitalization. Based on the results of our analysis in which we estimated the fair value of the goodwill as of September 30, 2011, we concluded that the carrying value of goodwill exceeded its fair value and, as a result, recorded an impairment charge totaling $56.4 million during the quarter ended September 30, 2011. This impairment charge is entirely associated with our Solaicx acquisition completed in July 2010, and represents the full carrying value of the goodwill related to the Solar Materials reporting unit.

Solar Energy

Based on the impairment test performed during the interim period, it was determined that there was no impairment of goodwill of the Solar Energy reporting unit as of September 30, 2011 given that the estimated fair value of the Solar Energy reporting unit based on our forecast was in excess of its carrying value. Management's assumptions were based on an analysis of current and expected future economic conditions and the updated strategic plan for this reporting unit. Key assumptions in the calculation of fair value were the discount rate, growth rates in sales and profit margins and long-term cash forecasts, as well as our reconciliation to our market capitalization. The assumptions used in our valuation model included projected growth of our business including pipeline and new business, expected cost reductions and future price declines. We utilized a discount rate which we believed was commensurate with the then current volatility in earnings and cash flows in the solar industry. The estimated fair value of the Solar Energy reporting unit at September 30, 2011 based on our forecast, after analyzing various data points, including our market capitalization, was in excess of the carrying value.

During the three months ended December 31, 2011, conditions in the solar industry continued to decline, including selling prices of solar energy systems. These declines were due to continued softening in demand for the systems, including recent announcements of decreases in government funded solar energy subsidies. We believe these economic factors caused our market capitalization to deteriorate during the three months ended December 31, 2011. We performed an updated analysis to estimate the fair value of our Solar Energy reporting unit, which included a reconciliation by reporting unit to our market capitalization. The carrying value was in excess of fair value requiring a Step 2 analysis to be performed. The Step 2 goodwill impairment analysis required that we estimate the fair values of all assets and liabilities and compare the resulting net assets to our estimated fair value of the reporting unit. The estimate of fair values included Level 1, 2 and 3 inputs and included assumptions such as the replacement cost of property, plant and equipment, sales value of inventories and work-in-process and debt fair values based on rates a market participant would use. Based on this analysis, the estimated fair value of the Solar Energy reporting unit was determined to be below the estimated fair value of the net assets and goodwill was estimated to be zero. Therefore, we impaired the goodwill of the Solar Energy reporting unit of $384.1 million in the three month period ended December 31, 2011. After this impairment charge, which included goodwill associated with the acquisitions of SunEdison, Fotowatio Renewable Ventures, Inc., and three other 2011 acquisitions, the goodwill balance is zero as of December 31, 2011.

Impairment of Equity Investment and Equity Method Investment

Due to current solar market conditions and expected reduced sales volumes, our equity method joint venture, Jiangsu Meike Silicon Energy Co. LTD., ("Meike" and formerly Zhenjiang Huantai joint venture), recorded an impairment charge related to the joint venture's long-lived assets. In addition, we determined that a loss in value in another equity method investment occurred and was other than temporary.

We also recorded an other-than-temporary impairment charge associated with one of our cost method investments as a result of the length and severity of a fair value decline of this investment below our cost basis, with no turnaround in the foreseeable future. We have assessed and determined that there have been no other events or circumstances that had a material adverse effect on our other cost method investments during this period.

The total impact of these impairment charges was $78.9 million, which was recorded during the three months ended December 31, 2011.

Inventory Adjustments
Given the deterioration in polysilicon and solar wafer pricing, we recorded a lower of cost or market adjustment on our raw material and finished goods inventory in the Solar Materials segment. In our Semiconductor Materials segment, we recorded a charge in supplies and stores inventory as a result of a change in estimate for slow moving, excess and obsolete inventories. We also recorded a charge for certain system development costs in our Solar Energy segment which were determined to be unrecoverable. As a result of these inventory adjustments, we recorded charges totaling $96.7 million during the three months ended December 31, 2011.

4. Acquisitions
On September 2, 2011, we completed the acquisition of 100% of the voting shares of Fotowatio Renewable Ventures, Inc. (“FRV U.S.”), a developer of solar power projects in the U.S. The FRV U.S. acquisition expanded our pipeline of solar power projects and supports our expansion in the U.S. utility-scale power market. The purchase price was $187.8 million, including estimated contingent consideration fair valued at $54.2 million.
The contingent consideration is to be paid in cash if certain operational criteria are met through June 30, 2012. Certain amounts of the contingent consideration will be allocated to employees and be recorded as compensation expense as employees render their services. The amount payable, as amended, is based on FRV U.S. achieving certain project milestones on five U.S. utility-scale projects, up to a maximum earn-out target of $70.4 million. The estimated acquisition date fair value of the contingent consideration reflects a discount at a credit adjusted interest rate for the period of the contingency. That measure is based on significant inputs that are not observable in the market, which U.S. GAAP refers to as Level 3 inputs. Key assumptions include (i) a discount percentage and (ii) a probability adjustment related to the operational metrics being met. Future revisions to the estimated fair value of the contingent consideration could be material.
The table below represents the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from FRV U.S. based on an estimate of the fair value at the acquisition date:

In Millions
Allocation of the purchase price:
Cash and cash equivalents	$1.8
Solar energy systems held for development	64.2
Other current assets	9.0
Property, plant and equipment, net	23.0
Goodwill	44.6
Intangible assets	115.5
Other noncurrent assets	50.2
Current liabilities	(3.4)
Short-term debt	(32.9)
Other long-term liabilities	(44.6)
Noncontrolling interests	(39.6)
Total purchase price	$187.8
At the date of acquisition, FRV U.S. had net operating losses that will be realizable on MEMC's consolidated U.S. tax return, subject to annual Internal Revenue Code Section 382 limitations. Deferred tax assets attributable to these FRV U.S. net operating loss carry forwards of $9.3 million are included in other noncurrent assets in the table above. All of the goodwill was assigned to the Solar Energy segment and no goodwill will be deductible for U.S. income tax purposes. The primary factors which resulted in recognition of goodwill include the assembled workforce and synergies in skill sets and operations. The amount of FRV U.S.'s revenue and operating loss included in the consolidated statement of operations for the year ended December 31, 2011 was $121.2 million and $48.3 million, respectively. The 2011 operating loss included a $44.6 million impairment of FRV U.S. goodwill during the three months ended December 31, 2011. See Note 3.
Management has completed the purchase accounting valuation for this transaction, and any adjustments due to changes of the assumptions used to calculate the fair value of certain assets and liabilities including, but not limited to, assets held for sale, property, plant and equipment, intangible assets, deferred taxes and goodwill have already or will be reflected in the consolidated statement of operations. We have not provided proforma financial information because the acquisition is not considered significant.

Other 2011 acquisitions
During the second quarter of 2011, SunEdison completed the acquisition of 100% of the voting equity of a company for a purchase price of $72.6 million, of which an estimated $27.0 million relates to contingent consideration payable in cash. This acquisition, which included project pipeline, is intended to further develop our solar energy systems' business and leverage the synergies between our Solar Energy and Solar Materials segments. We recorded $43.8 million to goodwill, approximately $24.4 million of which is not deductible for tax purposes, and $13.0 million to intangible assets. Management has completed the purchase accounting valuation for this transaction. All $43.8 million of goodwill was allocated to the Solar Energy segment and was subsequently written-off during the three months ended December 31, 2011. See Note 3. We have not provided proforma financial information because the acquisition is not considered significant.

During 2011, SunEdison completed two other acquisitions of 100% of the voting equity of these companies for a combined total purchase price of $14.3 million, of which $6.5 million relates to contingent consideration. We recorded $9.4 million and $4.8 million to goodwill and acquired intangible assets, respectively. The goodwill is not deductible for tax purposes for either of these acquisitions and was subsequently written-off during the three months ended December 31, 2011. See Note 3.

Solaicx
On July 1, 2010, we completed the acquisition of 100% of the voting equity of Solaicx, which became a wholly owned subsidiary of MEMC. The U.S. GAAP purchase price for Solaicx was $101.7 million, including cash and additional contingent consideration. The contingent consideration consists of cash and MEMC common stock, as elected by certain Solaicx shareholders.
The purchase price was calculated as follows:

In Millions
Cash	$75.7
Contingent consideration	26.0
Total purchase price including estimated contingent consideration	$101.7

Approximately $10.9 million of the cash consideration is currently held in escrow pursuant to the terms of the merger agreement and was reflected in goodwill. The contingent consideration is to be paid to the former Solaicx shareholders if certain operational criteria were met from July 1, 2010 through December 31, 2011. The amount payable is based on Solaicx achieving revenues of at least $60.0 million during such time period, up to a maximum revenue target of $71.8 million, with the payout on a linear basis between those two amounts. This would entitle the former Solaicx shareholders to up to an additional $27.6 million of a combination of cash and MEMC common stock. MEMC estimated the acquisition date fair value of the contingent consideration at $26.0 million, which reflects a discount at a credit adjusted interest rate for the period of the contingency. That measure was based on significant inputs that are not observable in the market, which U.S. GAAP refers to as Level 3 inputs. Key assumptions included (i) a discount percentage and (ii) a probability adjusted level of revenue expected to be achieved by Solaicx during the period between July 1, 2010 and December 31, 2011.
The primary factor which resulted in recognition of goodwill, as well as our primary reason for the acquisition of Solaicx, was that the acquisition would allow us to produce high efficiency monocrystalline solar wafers at competitive costs. All of the goodwill was assigned to the Solar Materials segment and no goodwill is deductible for U.S. income tax purposes. See Note 3 regarding discussion of the subsequent impairment of this goodwill.
The table below represents the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from Solaicx based on an estimate of the fair value at the acquisition date.

In Millions
Allocation of the purchase price:
Cash and cash equivalents	$2.2
Other current assets	11.6
Property, plant and equipment, net	30.0
Goodwill	56.4
Intangible assets	21.0
Other noncurrent assets	0.4
Current liabilities	(12.2)
Long-term debt and capital lease obligations, excluding current portion	(1.3)
Other long-term liabilities	(6.4)
Total purchase price	$101.7

Acquisition related costs of $1.9 million were included in marketing and administration expense, and the amount of Solaicx’s loss of $11.2 million from the date of acquisition was included in the consolidated statement of operations for the year ended December 31, 2010 and was dilutive to earnings per share. The amount of Solaicx’s revenue included in the consolidated statement of operations for the same period was not material. See a description of intangible assets in Note 12.
Upon acquisition, Solaicx had net operating losses that will be realizable on MEMC’s consolidated U.S. tax return, subject to annual Internal Revenue Code Section 382 limitations. At December 31, 2010, we had deferred tax assets attributable to these Solaicx net operating loss carry forwards of $28.7 million and a corresponding valuation allowance of $28.7 million, reducing the net deferred tax asset for net operating losses to zero. As of December 31, 2011, we no longer carry a valuation allowance against the Solaicx net operating losses as the remaining deferred tax asset is expected to be realized in the foreseeable future against taxable income generated through U.S. business operations.
Management has completed the purchase accounting valuation for this transaction and any adjustments due to changes of the assumptions used to calculate the fair value of certain assets and liabilities including, but not limited to, inventory, property, plant and equipment, intangible assets, deferred taxes and goodwill, have already or will be reflected in the statement of operations.
The following table reflects the 2010 and 2009 unaudited pro forma operating results of MEMC as if the Solaicx acquisition had been completed as of the beginning of each respective period.

	For the year ended December 31,
	2010	2009
In Millions, except per share amounts
Net sales	$2,243.5	$1,168.3
Net income (loss) attributable to MEMC stockholders	$22.0	$(99.9)
Basic income (loss) per share	$0.10	$(0.45)
Diluted income (loss) per share	$0.10	$(0.45)
SunEdison
On November 20, 2009, we completed the acquisition of SunEdison in order to expand the scope of MEMC’s solar related operations. SunEdison is a developer of solar power projects and a solar energy provider. As a result of the acquisition, SunEdison became a wholly owned subsidiary of MEMC Holdings Corporation, which is a wholly owned subsidiary of MEMC. The U.S. GAAP purchase price for SunEdison was $314.6 million, including cash, MEMC common stock and additional consideration.
The purchase price was calculated as follows:

In Millions
Cash and payables	$191.7
Shares of MEMC common stock (a)	45.9
Contingent consideration	77.0
Total purchase price including estimated contingent consideration	$314.6
____________________

(a)	The value was based upon the issuance of 3.8 million common shares and the closing price of MEMC’s common stock on November 20, 2009, the date of acquisition, of $12.08.
The contingent consideration was to be paid to the former SunEdison unit holders if certain operational criteria were met from January 1, 2010 through December 31, 2010. As of December 31, 2010, we recorded $80.2 million of contingent consideration, which is the maximum payout under the agreement. This liability was paid on February 1, 2011 for a combination of $55.7 million in cash and the issuance of 2.1 million shares of MEMC common stock.
Approximately $21.0 million of the cash consideration and $6.4 million of the share consideration otherwise payable to the SunEdison unit holders was held in escrow pursuant to the terms of the acquisition agreement pending resolution of certain indemnity claims made by MEMC against the escrow. During the third quarter of 2011, the majority of those shares and cash held in escrow were released. The remaining shares and cash are scheduled to be released from escrow, if at all, by December 31, 2012. No benefit has been recognized in the consolidated financial statements as of December 31, 2011 pending resolution of the claims.
The principal factors that resulted in recognition of goodwill as well as our primary reasons for the acquisition of SunEdison were: (i) partnering with SunEdison should enable the build-up of solar energy system backlog with price certainty for materials cost and (ii) downstream knowledge of solar system demand and pricing should allow our Solar Materials business to make capital investments with known future volumes. All of the goodwill was assigned to the Solar Energy segment. Approximately $224.5 million of goodwill is deductible for tax purposes. See Note 3 regarding discussion of the subsequent impairment of this goodwill.
The table below represents the allocation of the total consideration to tangible and intangible assets acquired and liabilities assumed from SunEdison based on an estimate of the fair value at the acquisition date:

In Millions
Allocation of the purchase price:
Cash and cash equivalents	$0.8
Other current assets	106.4
Property, plant and equipment, net	325.6
Goodwill	285.3
Intangible assets	42.2
Other noncurrent assets	33.9
Current liabilities	(167.7)
Long-term debt and capital leases (excluding current portion)	(297.4)
Other long-term liabilities	(7.8)
Noncontrolling interests	(6.7)
Total purchase price	$314.6

Acquisition related costs of $2.5 million were included in marketing and administration expense for the year ending December 31, 2009. The amount of SunEdison’s revenue and loss included in the consolidated statement of operations for the year ended December 31, 2009 was not material. See a description of intangible assets in Note 12.
Management completed the purchase accounting valuation for this transaction and any future adjustments due to changes of the assumptions used to calculate the fair value of acquisition related assets and liabilities will be reflected in the consolidated statement of operations.
The following table reflects the 2009 unaudited pro forma operating results of MEMC as if the SunEdison acquisition had been completed as of January 1, 2009.

For the year ended December 31, 2009
In Millions, except per share amounts
Net sales	$1,266.4
Net loss attributable to MEMC stockholders	$(94.5)
Basic loss per share	$(0.42)
Diluted loss per share	$(0.42)

5. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The components of accumulated other comprehensive (loss) income, net of tax, were as follows:

	As of December 31,
	2011	2010
In millions
Accumulated net translation adjustment	$42.7	$46.9
Net unrealized gain on available-for-sale securities	3.8	28.7
Net unrecognized actuarial loss, prior service credit, and transition obligation (net of $24.0 and $13.5 tax in 2011 and 2010, respectively)	(48.3)	(32.3)
Unrealized and realized loss on mark-to-market for cash flow hedges	(2.1)	(9.2)
Total accumulated other comprehensive (loss) income	$(3.9)	$34.1

6. DERIVATIVES AND HEDGING INSTRUMENTS
MEMC’s hedging activities consist of:

		Assets (Liabilities or Equity) Fair Value
In millions	Balance Sheet Location	As of December 31, 2011	As of December 31, 2010
Derivatives designated as hedging:
Interest rate swaps	Accrued liabilities	$(5.6)	$(6.2)
Interest rate swaps	Prepaid and other current assets	$—	$0.7
Interest rate swaps	Accumulated other comprehensive (loss) income	$3.9	$2.4
Currency forward contracts	Accrued liabilities	$—	$(8.6)
Currency forward contracts	Accumulated other comprehensive (loss) income	$—	$8.6
Derivatives not designated as hedging:
Suntech warrant	Other assets	$0.4	$5.2
Currency forward contracts	Prepaid and other current assets	$3.0	$2.1
Currency forward contracts	Accrued liabilities	$(1.8)	$(0.5)
Other derivatives	Prepaid and other current assets	$—	$1.2
Other derivatives	Other assets	$—	$1.6
		(Gain) Losses
In millions	Statement of Operations Location	Year Ended December 31, 2011	Year Ended December 31, 2010
Derivatives designated as hedging:
Net investment hedge	Other, net	$—	$(17.3)
Derivatives not designated as hedging:
Suntech warrant	Decline in fair value of warrant	$4.8	$14.0
Currency forward contracts	Other, net	$7.4	$1.3

To mitigate financial market risks of fluctuations in foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing the net exposure to MEMC. A substantial portion of our revenue and capital spending is transacted in the U.S. Dollar. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen, and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time, we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts. As of December 31, 2011 and December 31, 2010, these currency forward contracts had net notional amounts of $293.2 million and $78.7 million, respectively.
In addition to the currency forward contracts purchased to hedge transactional currency risks, we entered into currency forward contracts during 2010 to hedge cash flow risks associated with future purchases of raw materials denominated in Euros. These forward contracts were established as cash flow hedges designed to protect against the variability in foreign currency rates between the Euro and U.S. Dollar. The cash flow hedges were accounted for using hedge accounting. As of June 30, 2011, the future purchases of raw materials associated with these cash flow hedges were no longer deemed probable and accordingly, the related gains of $14.2 million on the forward contracts were reclassified from accumulated other comprehensive (loss) income into earnings. During the 2011 third quarter, these forward contracts were liquidated, resulting in a loss of $6.6 million. The notional amount of the currency forward contracts designated and accounted for as cash flow hedges as of December 31, 2010 was $377.3 million. No ineffectiveness was recognized in 2011 or 2010.
We are party to three interest rate swap instruments that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the swap agreements, we pay the fixed rate and the financial institution counterparties to the agreements pay MEMC a floating interest rate as indicated in the table below. The amount recorded in the consolidated balance sheet as provided in the table below represents the estimated fair value of the net amount that we would settle on December 31, 2011, if the agreements were transferred to other third parties or cancelled by us. The effective portion of these hedges for the year ended December 31, 2011 and 2010 was a loss of $4.5 million and $5.3 million, respectively, and a gain of $0.8 million for the year ended December 31, 2009, which were recorded to other comprehensive (loss) income. Ineffectiveness of $0.7 million and $0.2 million was recorded in 2011 and 2010, respectively. No ineffectiveness was recorded in 2009.
We are party to two interest rate swap instruments that are used as economic hedges to hedge floating rate debt. These instruments are used to hedge floating rate debt and are not accounted for as cash flow hedges. Under the swap agreements, we pay the fixed rate and the financial institution counterparties to the agreements pay us a floating interest rate based on the table below. The amount recorded in the consolidated balance sheet as provided in the table below represents the estimated fair value of the net amount that we would settle on December 31, 2011, if the agreements were transferred to other third parties or cancelled by us. Because these hedges are deemed economic hedges and not accounted for under hedge accounting, the changes in fair value are recorded to non-operating expense (income) within the consolidated statement of operations. The fair value of these hedges as of December 31, 2011 was a liability of $1.1 million. No such hedges existed prior to 2011.

	Notional Amount (in millions)	Fixed Rate	Variable Rate	Termination Date	Assets (Liabilities) Fair Value at December 31, 2011
					Dollars in millions
Interest rate swap #1 cash flow hedge	4.5 Euros	5.1%	Euribor plus 1.5%	6/30/2023	$(1.3)
Interest rate swap #2 cash flow hedge	1.8 Euros	5.1%	Euribor plus 1.5%	6/30/2023	(0.5)
Interest rate swap #3 cash flow hedge	33.9 Canadian Dollars	3.3%	Canadian Deposit Offering Rate	6/5/2028	(2.7)
Interest rate swap #4 economic hedge	903.7 Thai Baht	6.0%	THB-THBFIX-Reuters plus 2.1%	9/25/2026	(0.6)
Interest rate swap #5 economic hedge	683.9 Thai Baht	6.0%	THB-THBFIX-Reuters plus 2.1%	9/25/2026	(0.5)
					$(5.6)

We previously had an unconsolidated joint venture, Q-Cells SE, which was a Euro functional currency entity accounted for under the equity method, in which we invested 72.5 million Euros (approximately $105 million) in 2009. In order to manage the changes in foreign currency and any resulting gain or loss associated with this investment, we entered into a Euro currency forward contract, accounted as a net investment hedge, for 70.0 million Euros. We received 63.5 million Euros (approximately $77 million) of our investment in the second quarter of 2010 and at the same time reduced our net investment hedge to the remaining equity investment balance. During the fourth quarter of 2010, we received the remaining balance of our investment of 5.8 million Euros (approximately $8 million). During 2010, we recognized a gain of $17.3 million on this hedge and at the same time recognized a foreign currency loss on our investment of $14.3 million. Both amounts were recorded in other, net in our statement of operations. No ineffectiveness was recognized in 2010 or 2009.
The Suntech warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of Suntech which was received in 2006 at the time that we signed a long-term supply agreement with Suntech. The long-term supply agreement was terminated in the second quarter of 2011, but the termination had no impact on the warrant. The Suntech warrant exposes us to equity price risk.

7. INVESTMENTS

The carrying value of short-term and long-term investments consists of the following:

	As of December 31,
	2011	2010
In millions
Equity method investments	$25.8	$46.1
Equity investments at cost	12.5	23.1
Items measured at fair value on a recurring basis	16.2	41.1
Time deposits	0.3	0.1
Total investments	54.8	110.4
Less: short-term investments	0.3	0.1
Non-current investments	$54.5	$110.3

Equity Method Investments

We have made investments in our equity method investments, which are primarily joint ventures, totaling $46.4 million during the year ended December 31, 2011. Generally, these investments are designed to create additional capacity in our Solar Materials segment. Our aggregate remaining contractual investment commitments to our joint ventures as of December 31, 2011 is up to an additional $178.9 million. The contracts governing these joint ventures generally do not have any specific time frames for these future investments, however, we expect to fund approximately $107.0 million of these commitments in 2012.

In the fourth quarter of 2011, we recorded impairment charges totaling $67.3 million on our equity method investments, primarily our joint venture with Zhenjiang Huantai discussed below, due to solar market conditions (see Note 3).
Meike Joint Venture
In May 2010, we entered into an equity method joint venture with Zhenjiang Huantai Science and Technology Co. Ltd.(formerly Jiangsu Huantai Group Co. Ltd.) for the manufacture of multicrystalline ingots and wafers in Yangzhong City, Jiangsu Province, China. During 2011, we made an equity contribution of $17.8 million and provided a short-term loan of $3.1 million to Meike for working capital requirements. Due to current solar market conditions, we recorded an impairment charge of $52.1 million related to the joint venture's long-lived assets during the three month period ending December 31, 2011. Our total equity investment balance in Meike was $7.0 million and $36.9 million at December 31, 2011 and December 31, 2010, respectively.

Samsung Fine Chemicals Joint Venture
In February 2011, we entered into an equity method joint venture with Samsung Fine Chemicals Co. Ltd. (the "SMP JV") for the construction and operation of a new facility to produce high purity polysilicon in Ulsan, South Korea. The SMP JV will manufacture and supply polysilicon to us and to international markets. MEMC Singapore Pte. Ltd.'s. ownership interest in the joint venture is 50% and Samsung Fine Chemicals Co. Ltd owns the other 50%. During the second quarter of 2011, we invested $13.8 million in the joint venture. Our total cash commitments, inclusive of the $13.8 million invested thus far, are expected to be approximately $175.0 million through 2013. We expect to fund $107.0 million of our commitments in 2012.

In September 2011, the Company executed a Supply and License Agreement with the SMP JV under which MEMC will license and sell to the joint venture certain technology and related equipment used for producing polysilicon. The
Company will receive proceeds under the Supply and License Agreement based on certain milestones being achieved throughout the construction, installation and testing of the equipment, which is expected to occur primarily over the next 24 months. Proceeds received from the SMP JV under the Supply and License Agreement will be recorded as a reduction in our basis in the SMP JV investment and to the extent that our basis in the investment is zero, the remaining proceeds received will be recorded as a long-term liability. To the extent the total cash proceeds received exceed the sum of our cost basis in the equipment plus our capital contributions to the SMP JV, and when we have no remaining performance obligations, a net gain would be recognized on the transaction. We received cash deposits under the Supply and License Agreement during each of the third and fourth quarters of 2011. These deposits exceeded our investment and were recorded as a reduction in our equity method investment balance with the excess of $68.2 million recorded as a long-term customer deposit. The cash received is recorded as an investing inflow within the consolidated statement of cash flows. As of December 31, 2011, our investment balance in the SMP JV was $0.

Equity Investments at Cost

During the three month period ending December 31, 2011, we recorded an other-than-temporary impairment charge of $11.6 million associated with one of our cost method investments. The impairment was a result of the length and severity of a fair value decline below our cost basis, with no turnaround in the foreseeable future. See Note 3 for further discussions on impairments. We have assessed and determined that there have been no other events or circumstances that had a material adverse effect on our other cost method investments during this period.
Investments Recorded at Fair Value
At December 31, 2011, we held an investment in equity securities of a customer’s common stock, Gintech Energy Corporation ("Gintech"), acquired in connection with the execution of a long-term supply agreement. This investment is accounted for at fair value, is classified as a long-term available-for-sale investment and has a cost basis of $12.4 million.
As of December 31, 2009, we held $174.8 million in fixed income funds and a portfolio of asset-backed, mortgage-backed and corporate debt securities. During 2010, we sold these investments and recorded a net gain of $5.0 million.

8. CREDIT CONCENTRATION
Our customers fall into four categories: (i) semiconductor device and solar cell and module manufacturers; (ii) commercial customers, which principally include private equity firms, large, national retail chains and real estate property management firms; (iii) federal, state and municipal governments; (iv) financial institutions and insurance companies; and (v) utilities. Our customers are located in various geographic regions, including North America, Europe and the Asia Pacific region, are generally well capitalized, and the concentration of credit risk is considered minimal. For our solar energy systems, we typically collect the full sales proceeds upon final close and transfer of the system. Sales to any specific customer did not exceed 10% of consolidated net sales for the year ended December 31, 2011.
9. INVENTORIES
Inventories consist of the following:

	As of December 31,
	2011	2010
In millions
Raw materials and supplies	$121.6	$104.8
Goods and work-in-process	97.7	58.0
Finished goods	102.5	51.8
Total inventories	$321.8	$214.6

SunEdison inventories of $58.4 million at December 31, 2011 and $55.3 million at December 31, 2010, consist of raw materials and supplies not allocated to a solar energy system. Included in the table above at December 31, 2011, we had $28.5 million of finished goods inventory held on consignment, compared to $25.0 million at December 31, 2010.
Due to adverse solar market conditions and related price decreases, which led to the slowdown of solar wafer production at our Kuching, Malaysia and Portland, Oregon plants and the shuttering of our Merano, Italy plant, as further described in Note 3, we recorded a lower of cost or market charge on our raw materials and supplies inventory of $53.7 million in the year ended December 31, 2011. In addition to the raw materials and supplies inventory charges, we recorded charges of approximately $30.2 million for goods and work-in-process and $29.7 million for finished goods inventory in the year ended December 31, 2011, primarily related to the adverse solar market conditions which lead to underutilization of our Kuching solar wafering plant.
Due to the earthquake in Japan on March 11, 2011, wafer production in our semiconductor wafer plant in Japan was suspended from that time through April 12, 2011. Due to the unplanned downtime, we recorded $14.9 million in the year ended December 31, 2011 as period charges to cost of goods sold for the under absorption of production costs. We had no similar adjustments during the year ended December 31, 2010 and 2009.
During the year ended December 31, 2010, there were inventory charges totaling $0.4 million for goods and work-in-process and $2.1 million for finished goods. No such charges occurred during the year ended December 31, 2010 for raw materials and supplies. During the year ended December 31, 2009, there were inventory charges totaling $0.6 million for raw materials and supplies, $1.1 million for goods and work-in-process and $4.1 million for finished goods.

10. SOLAR ENERGY SYSTEMS HELD FOR DEVELOPMENT AND SALE
Solar energy systems held for development and sale consist of the following:

	As of December 31,
	2011	2010
In millions
Under development	$193.5	$68.8
Systems held for sale	179.5	168.7
Total solar energy systems held for development and sale	$373.0	$237.5

See Note 2 for a discussion of solar energy systems held for development and sale.
11. PROPERTY, PLANT AND EQUIPMENT (INCLUDING CONSOLIDATED VIEs)
Property, plant and equipment consists of the following:

	As of December 31,
	2011	2010
In millions
Land	$6.5	$6.4
Software	31.2	29.1
Buildings and improvements	404.7	270.3
Machinery and equipment	1,470.6	1,571.3
Solar energy systems	896.2	493.3
	2,809.2	2,370.4
Less accumulated depreciation	(851.8)	(708.9)
	1,957.4	1,661.5
Construction in progress – Semiconductor Materials and Solar Materials	155.5	283.4
Construction in progress – Solar energy systems	280.2	88.6
Total property, plant and equipment, net	$2,393.1	$2,033.5

Due to market conditions which led to our actions to reduce solar wafering capacity and the shuttering of our polysilicon plant in Merano, Italy, we recorded asset impairment charges of $354.7 million during the year ended December 31, 2011. See Note 3 for further discussion of the charges.

12. GOODWILL AND INTANGIBLE ASSETS
The carrying values of intangible assets at December 31, 2011 and December 31, 2010 are as follows:

		December 31, 2011			December 31, 2010
Dollars in millions	Weighted Average Amortization Period	Gross Carrying Amount	Accumulated Amortization or Allocated to Solar Energy System	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization or Allocated to Solar Energy System	Net Carrying Amount
Amortizable intangible assets:
Favorable energy credits	7	$14.2	$(6.1)	$8.1	$14.2	$(3.2)	$11.0
Customer relationships(1)	6	5.7	(1.6)	4.1	5.4	(0.8)	4.6
Trade name	15	4.1	(0.6)	3.5	4.1	(0.3)	3.8
Internally developed software	4	1.7	(1.0)	0.7	1.3	(0.5)	0.8
Developed technology(1)	5	13.9	(5.5)	8.4	20.0	(1.3)	18.7
Customer sales backlog(1)	1	—	—	—	0.4	(0.2)	0.2
Non-compete agreement	1	1.2	(0.4)	0.8	—	—	—
Total amortizable intangible assets	7	$40.8	$(15.2)	$25.6	$45.4	$(6.3)	$39.1
Indefinite lived assets:
In-process technology(1)	Indefinite	$1.5	$—	$1.5	$0.3	$—	$0.3
Power plant development arrangements(2)	Indefinite	143.3	(21.2)	122.1	18.0	(4.9)	13.1
Total indefinite lived assets		$144.8	$(21.2)	$123.6	$18.3	$(4.9)	$13.4
____________________

(1)
These intangibles represent the amounts acquired in the SunEdison, Solaicx and other acquisitions. The useful life for in-process technology will be determined once the research and development process is complete and, at that time, amortization of the asset will begin.

(2)
Power plant development arrangements are allocated to the solar energy system (property, plant and equipment or inventory) upon completion of the related solar energy systems stemming from the backlog at the date of acquisition. Includes $110.6 million recorded from the FRV U.S. acquisition.

In 2011, 2010 and 2009, we recognized amortization expense of $9.4 million, $5.9 million and $0.4 million, respectively. During the three month period ended December 31, 2011, we incurred a $6.6 million impairment primarily on our developed technology intangible assets, which is primarily due to the decline in solar market conditions. The impairment was recorded to long-lived asset impairment charges in the consolidated statement of operations. See Note 3 for additional discussion. We expect to recognize annual amortization expense as follows:

	2012	2013	2014	2015	2016
In millions
Amortization	$7.3	$5.3	$2.8	$1.2	$1.1

Changes in goodwill for the year ended December 31, 2011 are as follows:

In millions	January 1, 2011	Acquisitions (see Note 4)	Impairments (see Note 3)	December 31, 2011
Solar Energy	$286.3	$97.8	$(384.1)	$—
Solar Materials	56.4	—	(56.4)	—
Total	$342.7	$97.8	$(440.5)	$—

Changes in goodwill for the year ended December 31, 2010 are as follows:

In millions	January 1, 2010	Acquisitions (see Note 4)	Impairments	December 31, 2010
Solar Energy	$285.3	$1.0	$—	$286.3
Solar Materials	—	56.4	—	56.4
Total	$285.3	$57.4	$—	$342.7

13. DEBT AND CAPITAL LEASE OBLIGATIONS
Debt (including consolidated VIEs) and capital lease obligations outstanding consist of the following:

	As of December 31, 2011			As of December 31, 2010
	Total Principal	Current and Short-Term	Long-Term	Total Principal	Current and Short-Term	Long-Term
In millions
Non-Solar energy system debt and capital leases:
Senior notes	$550.0	$—	$550.0	$—	$—	$—
Long-term notes	21.4	3.7	17.7	24.0	3.6	20.4
Capital leases for equipment and other debt	—	—	—	2.9	2.8	0.1
Total Non-Solar energy system debt and capital leases	$571.4	$3.7	$567.7	$26.9	$6.4	$20.5
Solar energy system debt, financings and capital leaseback obligations:
Short-term debt, weighted average interest rate of 6.23% and 6.13%, respectively	$77.2	$77.2	$—	$33.6	$33.6	$—
System construction and term debt	305.8	27.9	277.9	141.0	11.1	129.9
Capital leaseback obligations	107.8	13.3	94.5	125.7	14.1	111.6
Financing leaseback obligations	837.0	8.4	828.6	337.8	6.9	330.9
Other system financing transactions	27.6	17.4	10.2	17.7	—	17.7
Total Solar energy system debt, financings and capital leaseback obligations	$1,355.4	$144.2	$1,211.2	$655.8	$65.7	$590.1
Total debt outstanding	$1,926.8	$147.9	$1,778.9	$682.7	$72.1	$610.6

Non-Solar Energy System Debt and Capital Leases

Senior Notes

On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019 ("2019 Notes"). We incurred $13.8 million in debt issuance costs, which is amortized into the consolidated statement of operations over the eight year term. The 2019 Notes were sold at a price equal to 100% of the principal amount thereof. The interest on the 2019 Notes is payable semi-annually, in cash in arrears, on April 1 and October 1, commencing October 1, 2011. We may redeem the 2019 Notes at our option, in whole or in part, at any time on or after April 1, 2014, upon not less than 30 nor more than 60 days notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below.

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

The indenture governing the 2019 Notes contains covenants that limit our and our subsidiaries' ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make other restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to declare dividends, (v) to make other payments affecting restricted subsidiaries, (vi) to enter into certain transactions with affiliates, and (vii) to merge, consolidate or sell substantially all of our assets. These covenants are subject to a number of qualifications and limitations, and in certain situations, a cross default provision. As of December 31, 2011, we were in compliance with all covenants in the indenture governing the 2019 Notes.

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
Long-term Notes
Long-term notes at December 31, 2011 totaling $21.4 million are owed to a bank by our Japanese subsidiary, are guaranteed by us, and are secured by the property, plant and equipment of our Japanese subsidiary. These loans mature in years ranging from 2011 to 2017. Such guarantees would require us to satisfy the loan obligations in the event that the Japanese subsidiary failed to pay such debt in accordance with its stated terms.

Solar Energy System Debt, Financings and Capital Leaseback Obligations
Our solar energy systems for which we have short-term and long-term debt, capital leaseback and finance obligations are included in separate legal entities. Of this total debt outstanding, $1,319.3 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. This debt has recourse to those separate legal entities but no recourse to MEMC or SunEdison under the terms of the applicable agreements. The recourse finance obligations above are fully collateralized by the related solar energy system assets. These obligations may also include limited guarantees by MEMC or SunEdison related to operations, maintenance and certain indemnities.

Short–term Debt

On September 30, 2011, SunEdison amended and restated its non-recourse project construction financing revolver, which has a term of three years, from $50.0 million to $300.0 million. This revolver was also further amended on February 28, 2012 (see Note 23). Interest on borrowings under the agreement will be based on our election at LIBOR plus an applicable margin (currently 3.50%) or at a defined prime rate plus an applicable margin (currently 2.50%). The construction financing revolver also requires SunEdison to pay various fees, including a commitment fee (currently 1.10%). The construction financing revolver will be used to support the construction costs of utility and rooftop solar energy systems throughout the U.S. and Canada. The construction loans are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and will be secured by a pledge of the collateral, including the project contracts and equipment. This revolver also includes a customary material adverse effects clause whereby a breach may disallow a future draw but not acceleration of payment. This revolver also maintains a cross default clause whose remedy, among other rights, includes the right to restrict future loans as well as the right to accelerate principal and interest payments. Because this is non-recourse financing, covenants relate specifically to the collateral amounts and transfer of right restrictions. As of December 31, 2011 and 2010, there was $77.2 million and $12.6 million, respectively, outstanding on the construction revolver and a maturity of less than six months.

On February 22, 2012, Moody's Investors Service (“Moody's”) downgraded MEMC's Corporate Family Rating to B2 from B1 and downgraded the 2019 Senior Notes to B3 from B1. As a result of this downgrade, the counterparty to our $300.0 million non-recourse project construction financing revolver has a draw stop provision that disallows further draws under this revolver. The absence of this liquidity may cause us to delay proceeding with the construction of some of our planned solar energy systems until the borrowing capacity can be renewed or replaced.  On February 29, 2012, our outstanding balance under this facility was $134.7 million. The outstanding borrowings are typically repaid shortly after completion of the construction of the solar energy systems in accordance with the terms of the construction financing revolver, which repayments are expected to occur over the next three months. On February 29, 2012, we amended this agreement which allows us to maintain availability under this facility of up to $70.0 million. Further draws are prevented until the outstanding balance is below this amount. We continue to work with our current lending syndicate to increase the amount of availability. In the event the original capacity is not renewed or replaced, we have the ability to draw upon the available capacity of our revolving Credit Facility.  In the event we cannot renew, replace or backfill the capacity with other financing or have adequate net working capital, such inability to fund future projects may have an adverse impact on our financial position and results of operations.
In the first nine months of 2010, a commercial bank acquired a 50% ownership in a certain SunEdison project entity which SunEdison consolidated as of December 31, 2010. The bank had provided debt financing for the construction phase of a solar energy system, with an outstanding balance at December 31, 2010 of $21.0 million. The financing obligation was repaid upon the sale of the project entity, which occurred in January 2011.
System Construction and Term Debt

SunEdison typically finances its solar energy projects through project entity specific debt secured by the project entity's assets (mainly the solar energy system) and has no recourse to MEMC or SunEdison. Typically, these financing arrangements provide for a construction loan, which upon completion will be converted into a term loan, and generally do not restrict the future sale of the project entity to a third party buyer. On December 31, 2011, SunEdison had system construction and term debt outstanding of $305.8 million. Of the $305.8 million, $171.4 million relates to variable rate debt with interest rates that are tied to the Euro Interbank Offer Rate, the Sofia Interbank Bid rate, the PRIME rate and the 3-month THBFIX. The variable interest rates have primarily been hedged by our outstanding interest rate swaps as discussed in Note 6. The interest rates on the remaining construction and term debt range from 3.0% to 11.3%. The maturities range from 2012 to 2030 and are collateralized by the related solar energy system assets with a carrying amount of $122.0 million.
Capital Leaseback Obligations

We are party to master lease agreements that provide for the sale and simultaneous leaseback of certain solar energy systems constructed by us. On December 31, 2011, SunEdison had $107.8 million of capital lease obligations outstanding. Generally, this classification occurs when the term of the lease is greater than 75% of the estimated economic life of the solar energy system and the transaction is not subject to real estate accounting. Generally, the terms of the leases are 25 years with certain leases providing terms as low as 10 years and provide for an early buyout option. The specified rental payments are based on projected cash flows that the solar energy system will generate. Since the SunEdison acquisition date on November 20, 2009, SunEdison has not entered into any arrangements that have resulted in accounting for the sale leaseback as a capital lease.
Financing Leaseback Obligations
As more fully described in Note 2, Revenue Recognition - Financing arrangements, in certain transactions we account for the proceeds of sale leasebacks as financings, which are typically secured by the solar energy system asset and its future cash flows from energy sales, but without recourse to MEMC or SunEdison under the terms of the arrangement. The structure of the repayment terms under the lease results in negative amortization throughout the financing period, and we, therefore, account for the full payment as interest expense. The balance outstanding for sale leaseback transactions accounted for as financings as of December 31, 2011 is $837.0 million, which includes the below mentioned transactions. The maturities range from 2021 to 2036 and are collateralized by the related solar energy system assets with a carrying amount of $812.5 million.

On March 31, 2011, one of SunEdison's project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $120.0 million, of which $61.3 million is outstanding and $58.7 million is available as of December 31, 2011. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.

On September 27, 2011, one of SunEdison's subsidiaries executed an amended and restated master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement was $295.0 million, of which $0 was available as of December 31, 2011. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.
Other System Financing Transactions

Other system financing transactions represent the cash proceeds that SunEdison has received in connection with an executed solar energy system sales contract that has not met the sales recognition requirements under real estate accounting and has been accounted for as a financing as discussed in Note 2. Included in the current portion of other system financings is $17.4 million of proceeds collected under three separate solar energy system sales agreements with the buyer that provides the buyer with a put option that could become an obligation in the event that we are unable to fulfill certain performance warranties set to expire during 2012. The non-current portion of other system financings of $10.2 million relates to cash proceeds received in connection with separate solar energy system sales contracts for which SunEdison will retain substantial continuing involvement for an extended period.

Other Facilities
Revolving Credit Facility
On March 23, 2011, we entered into an amended and restated credit agreement with Bank of America, N.A. providing for a senior secured revolving credit facility in an initial aggregate principal amount of $400 million (the “Credit Facility”). The Credit Facility permits us to request an increase in the aggregate principal amount up to $550.0 million upon terms to be agreed upon by the parties. The Credit Facility amends and restates in its entirety the credit facility we obtained from Bank of America, N.A. and other lenders on December 23, 2009. This facility was further amended on February 28, 2012 to revise the minimum liquidity covenant (see Note 23).

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

Interest under the Credit Facility will accrue, depending on the type of borrowing, at the base rate (in the case of base rate loans and swing line loans) or the eurocurrency rate (in the case of eurocurrency rate loans), plus, in each case, an applicable rate that varies from (presently 2.75%) for the eurocurrency rate to (presently 1.75%) for the base rate, depending on our consolidated leverage ratio. Interest is due and payable in arrears at the end of each interest period (no less than quarterly) and on the maturity date of the Credit Facility. Principal is due on the maturity date. Commitment fees of 0.50% are payable quarterly on the unused portion of the aggregate commitment of $400.0 million. Letter of credit fees are payable quarterly on the daily amount available to be drawn under a letter of credit at an applicable rate that varies (presently 2.75%), depending on our consolidated leverage ratio.

The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including a consolidated leverage ratio of less than 2.50 to 1.00 and a variable minimum liquidity amount ($400.0 million at December 31, 2011).  The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $35 million excluding our non-recourse indebtedness. Our liquidity position was in excess of the minimum liquidity amount by $412.8 million and our consolidated leverage ratio was 1.4 at December 31, 2011.

As of December 31, 2011 and 2010, we had no borrowings outstanding under this facility, although we had approximately $173.0 million and $111.6 million, respectively, of outstanding third party letters of credit backed by this facility at such date, which reduces the available capacity.  We were in compliance with all covenants under this facility at December 31, 2011.

Other Financing Commitments
We have short-term committed financing arrangements of approximately $50.6 million at December 31, 2011, of which there were no short-term borrowings outstanding as of December 31, 2011. Of the $50.6 million committed short-term financing arrangements, $17.3 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

Maturities
The aggregate amounts of payments on long-term debt, excluding financing leaseback obligations, after December 31, 2011 are as follows:

	2012	2013	2014	2015	2016	Thereafter	Total
In millions
Maturities of long-term debt (a)	$49.0	$62.8	$32.8	$33.8	$17.0	$709.4	$904.8

(a) Included in maturities of long-term debt is $27.6 million of maturities relating to other system financing transactions that represent the contract price for solar energy systems under existing sales contracts that contain certain contractual provisions that preclude sale treatment under real estate accounting rules. We account for these transactions as financings of $17.4 million and $10.2 million that will mature upon the expiration of the contractual provisions that preclude sale treatment in years 2012 and thereafter, respectively. These could become payment obligations in the event we default under the executed sales agreement, and the buyer may execute its contractual option to put (sell) the project back to SunEdison for a full refund of the contract price.

The aggregate amounts of payments on capital leases after December 31, 2011 are as follows:

In millions
2012	$16.3
2013	10.9
2014	6.6
2015	5.3
2016	5.7
Thereafter	96.9
Total minimum lease payments	141.7
Less amounts representing interest	(33.9)
Present value of minimum lease payments	107.8
Less current portion of obligations under capital leases	(13.3)
Noncurrent portion of obligations under capital leases	$94.5

The aggregate amounts of minimum lease payments on our financing leaseback obligations are $750.0 million. Payments from 2012 through 2016 are as follows:

In millions	2012	2013	2014	2015	2016
Minimum lease payments	$74.2	$40.8	$39.9	$38.1	$34.6
14. STOCKHOLDERS’ EQUITY
Preferred Stock
We have 50.0 million authorized shares of $.01 par value preferred stock and no preferred shares issued and outstanding as of December 31, 2011 and 2010. The Board of Directors is authorized, without further action by the stockholders, to issue any or all of the preferred stock.
Common Stock
Holders of our $.01 par value common stock are entitled to one vote for each share held on all matters submitted to a vote of stockholders. Subject to the rights of any holders of preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors. In the event of our liquidation, dissolution or winding up, holders of our common stock are entitled to share ratably in the distribution of all assets remaining after payment of liabilities, subject to the rights of any holders of preferred stock. The declaration and payment of future dividends on our common stock, if any, will be at the sole discretion of the Board of Directors and is subject to restrictions as contained in the amended and restated

credit facility (see Note 13). There were no dividends declared or paid during the years ended December 31, 2011, 2010 and 2009.
On November 20, 2009, we completed the acquisition of SunEdison by paying a portion of the consideration in 3.8 million shares of MEMC common stock with an acquisition date fair value of $45.8 million and providing contingent consideration. The value of the shares was based upon the closing price of MEMC’s common stock at the date of acquisition, or $12.08. As previously discussed, on February 1, 2011, MEMC issued 2.1 million shares of MEMC common stock in connection with the SunEdison contingent consideration payout.
Our Board of Directors has approved a $1.0 billion stock repurchase program. The stock repurchase program allows MEMC to purchase common stock from time to time on the open market or through privately negotiated transactions using available cash. The specific timing and amount of repurchases will vary based on market conditions and other factors and may be modified, extended or terminated by the Board of Directors at any time. In 2009, we repurchased 1.0 million shares of our common stock at a total cost of $15.8 million. No shares were repurchased in 2011 and 2010 under the stock repurchase program. From inception through December 31, 2011, we have repurchased 9.0 million shares at a total cost of $448.0 million.
Stock-Based Compensation
We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors and consultants. We issue new shares to satisfy stock option exercises. As of December 31, 2011, there were 9.2 million shares authorized for future grant under these plans. Options to employees are generally granted upon hire and annually or semi-annually, usually with four-year ratable vesting, although certain grants have three, four or five-year cliff vesting. No option has a term of more than 10 years. The exercise price of stock options granted has historically equaled the market price on the date of the grant.
The following table presents information regarding outstanding stock options as of December 31, 2011 and changes during the year then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Beginning of year	13,259,245	$21.88
Granted	5,138,070	11.28
Exercised	(14,060)	6.66
Forfeited	(1,035,324)	13.71
Expired	(281,530)	21.47
End of year	17,066,401	$19.21	$0.02	7 years
Options exercisable at year-end	6,243,375	$29.42	$0.02	6 years

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between our closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of our stock. The total intrinsic value of options exercised was $0.1 million, $0.1 million and $0.9 million in 2011, 2010 and 2009, respectively. Cash received from option exercises under our option plans was $0.1 million, $0.6 million and $0.7 million and the actual tax benefit realized for the tax deductions from option exercises was less than $0.1 million, $0.3 million and $0.4 million for 2011, 2010 and 2009, respectively.
Our weighted-average assumptions are as follows:

	2011	2010	2009
Risk-free interest rate	1.7%	1.8%	1.8%
Expected stock price volatility	65.7%	67.0%	66.2%
Expected term until exercise (years)	4	4	5
Expected dividends	—%	—%	—%
The weighted-average grant-date fair value per share of options granted was $5.94, $7.04 and $7.62 for 2011, 2010 and 2009,

respectively. As of December 31, 2011, $38.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.6 years.
Restricted stock units represent the right to receive a share of MEMC stock at a designated time in the future, provided the stock unit is vested at the time. Recipients of restricted stock units do not pay any cash consideration for the restricted stock units or the underlying shares, and do not have the right to vote or have any other rights of a stockholder until such time as the underlying shares of stock are distributed. Restricted stock units granted to non-employee directors generally vest over a two-year period from the grant date. Restricted stock units granted to employees usually have three, four or five year cliff vesting, or four-year ratable vesting, and certain grants are subject to performance conditions established at the time of grant.
In conjunction with our purchase of SunEdison on November 20, 2009, we approved a Special Inducement Grant Plan. Pursuant to this plan, SunEdison’s senior management and certain continuing SunEdison employees received an aggregate of 584,372 restricted stock units which cliff vested on the one year anniversary date of the acquisition. Also under this plan, continuing SunEdison employees were granted an additional aggregate of 1,644,529 restricted stock units which will be subject to both future performance and time vesting requirements. The performance requirements of this latter set of grants are tied to the same metrics as the contingent consideration payable to SunEdison unit holders. SunEdison met its performance requirements and the former SunEdison employees will have the following vesting schedule: (i) 34% of such earned grants vested on January 31, 2011, (ii) 33% vested on December 31, 2011, and (iii) the remaining 33% will vest on December 31, 2012. The expense associated with these RSUs was not considered part of the purchase price of SunEdison because the employees are required to render future service in order to vest in these awards and thus, the compensation expense is recognized over the future vesting periods as the services are rendered. The amount of stock compensation expense for the year ended December 31, 2011, 2010 and 2009 related to the cliff vesting awards was $1.6 million, $6.2 million and $0.8 million, respectively. The amount of stock compensation expense for the year ended December 31, 2011, 2010 and 2009 related to the performance awards was $3.2 million, $8.1 million and $0.9 million, respectively.
The following table presents information regarding outstanding restricted stock units as of December 31, 2011 and changes during the year then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted-Average Remaining Contractual Life
Beginning of year	4,017,290
Granted	2,358,256
Converted	(1,380,246)
Forfeited	(303,141)
End of year	4,692,159	$22.1	2.5 years

At December 31, 2011, there were no restricted stock units which were convertible. As of December 31, 2011, $26.8 million of total unrecognized compensation cost related to restricted stock units is expected to be recognized over a weighted-average period of approximately 2.5 years. The weighted-average fair value of restricted stock units on the date of grant was $11.09, $14.64 and $12.26 in 2011, 2010 and 2009, respectively.
For the years ended December 31, 2011, 2010 and 2009, we recognized less than $0.1 million, $0.1 million and $0.3 million of excess tax benefits from share-based payment arrangements as a cash inflow in financing activities and an operating outflow for income taxes payable.
Stock-based compensation expense recorded for the years ended December 31, 2011, 2010 and 2009 was allocated as follows:

	2011	2010	2009
In millions
Cost of goods sold	$5.9	$5.7	$6.8
Marketing and administration	32.5	40.8	27.3
Research and development	5.0	4.7	3.2
Stock-based employee compensation	$43.4	$51.2	$37.3

The amount of stock-based compensation cost capitalized into inventory and fixed assets at December 31, 2011 and 2010 was $0.5 million and $0.4 million, respectively.

15. (LOSS) EARNINGS PER SHARE
In 2011, 2010 and 2009, basic and diluted (loss) earnings per share (EPS) were calculated as follows:

	2011		2010		2009
	Basic	Diluted	Basic	Diluted	Basic	Diluted
In millions, except per share amounts
EPS Numerator:
Net (loss) income attributable to common stockholders	$(1,536.0)	$(1,536.0)	$34.4	$34.4	$(68.3)	$(68.3)
EPS Denominator:
Weighted-average shares outstanding	229.9	229.9	226.9	226.9	223.9	223.9
Stock options and restricted stock units	—	—	—	1.2	—	—
Common stock related to acquisitions	—	—	—	2.1	—	—
Total shares	229.9	229.9	226.9	230.2	223.9	223.9
(Loss) earnings per share	$(6.68)	$(6.68)	$0.15	$0.15	$(0.31)	$(0.31)
Common stock related to acquisitions reflects the impact of the SunEdison contingent consideration as discussed in Note 4.
As part of the acquisition agreement for SunEdison, a portion of the shares issued in conjunction with the purchase were held in escrow. During the third quarter of 2011, the majority of those shares and cash held in escrow were released. The remaining shares and cash are scheduled to be released from escrow, if at all, by December 31, 2012.
In 2011 and 2009, all options to purchase MEMC stock and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the respective periods. In 2010, options and restricted stock units to purchase 15.5 million shares of MEMC stock were excluded from the calculation of diluted EPS because the effect was antidilutive.

16. INCOME TAXES
Loss before income tax expense (benefit) and equity in (loss) earnings of joint ventures consists of the following:

	For the year ended December 31,
	2011	2010	2009
In millions
U.S.	$(780.6)	$(157.8)	$(178.9)
Foreign	(603.5)	145.3	78.7
Total	$(1,384.1)	$(12.5)	$(100.2)

Income tax expense (benefit) consists of the following:

	Current	Deferred	Total
In millions
Year ended December 31, 2011:
U.S. Federal	$6.7	$37.2	$43.9
State and local	4.6	4.7	9.3
Foreign	15.9	4.0	19.9
Total	$27.2	$45.9	$73.1
Year ended December 31, 2010:
U.S. Federal	$(46.6)	$(29.6)	$(76.2)
State and local	(3.8)	(2.3)	(6.1)
Foreign	44.2	(15.2)	29.0
Total	$(6.2)	$(47.1)	$(53.3)
Year ended December 31, 2009:
U.S. Federal	$(25.0)	$(13.4)	$(38.4)
State and local	(2.4)	0.4	(2.0)
Foreign	9.0	(10.8)	(1.8)
Total	$(18.4)	$(23.8)	$(42.2)

Effective Tax Rate

Income tax expense (benefit) differed from the amounts computed by applying the U.S. federal income tax rate of 35% to loss before income taxes and equity in (loss) earnings of joint ventures. The “Effect of foreign operations” includes the net reduced taxation of foreign profits from combining jurisdictions with rates above and below the U.S. federal statutory rate and the impact of U.S. foreign tax credits.

	For the year ended December 31,
	2011	2010	2009
Income tax at federal statutory rate	(35.0)%	(35.0)%	(35.0)%
Increase (reduction) in income taxes:
Effect of foreign operations	19.3	(47.4)	(15.2)
Foreign incentives	(1.1)	(121.6)	(9.6)
Foreign repatriation	0.4	(91.7)	(1.8)
State income taxes, net of U.S. Federal benefit	0.7	(26.8)	(2.3)
Tax authority positions, net	1.2	(97.0)	22.1
Valuation allowance	15.1	—	—
Other, net	4.7	(6.9)	(0.3)
Effective tax expense (benefit) rate	5.3%	(426.4)%	(42.1)%

The 2011 net expense is primarily the result of charges taken to value certain deferred tax assets as a result of the continued decline in solar market conditions, the restructuring charges announced on December 8, 2011, and cumulative losses in the U.S. and certain foreign jurisdictions. The domestic impact is the combination of charges taken related to certain deferred tax assets and the impact, including foreign tax credits, of the deemed repatriation of the earnings of certain foreign subsidiaries. The foreign impact is a net tax expense lower than the U.S. federal income tax rate due to lower statutory tax rates, available tax incentives and reserves for uncertain tax positions. The 2010 net benefit is the result of a benefit associated with the mix of earnings and losses amongst domestic and foreign locations. The 2009 amount is a result of a benefit associated with net worldwide losses.
Certain of our Asian subsidiaries have been granted a concessionary tax rate of between 0% and 5% on all qualifying income for a period of up to five to ten years based on investments in certain plant and equipment and other development and expansion activities, resulting in a tax benefit for 2011, 2010 and 2009 of approximately $15.7 million, $15.0 million and $9.6 million, respectively. Under the awards, the income tax rate for qualifying income will be taxed at an incentive tax rate lower than the corporate tax rate. The Company is in compliance with the qualifying condition of their tax incentives. The last of these incentives will expire between 2012 and 2022.

During the quarter ended June 30, 2010, we concluded an Internal Revenue Service (“IRS”) examination for the 2006 and 2007 tax years and, as a result, we recorded favorable and unfavorable adjustments to our accrual for uncertain tax positions. We received proposed taxable income adjustments from the IRS related to various cost allocations and taxable income adjustments attributable to our foreign operations. The settlement of those positions resulted in an increase to the accrual of $29.9 million. The resolution of these matters resulted in an assessment of $31.6 million, which included penalties and interest of $5.0 million, net of $2.3 million of federal benefit. Additionally, MEMC had uncertain tax positions for deductions and tax credits that were effectively settled during the exam which reduced the accrual by $51.0 million. The net effect to our tax provision for the closure of the exam was a $15.5 million tax benefit.
We are currently under examination by the IRS for the 2008, 2009 and 2010 tax years. Additionally, due to the carryback of our 2009 net operating loss for utilization against the 2007 tax liability, the IRS has re-opened the 2007 tax year for further review. We believe it is reasonably possible that some portions of the examination could be completed within the next twelve months; however, the results of the examination and any potential settlement are not reasonably estimable at this time.
During 2009, we determined that the undistributed earnings of one of our foreign wholly-owned subsidiaries would be remitted to the U.S. in the foreseeable future. These earnings were previously considered permanently reinvested in the business, and the unrecognized deferred tax asset related to these earnings was not recognized. The deferred tax effect of this newly planned remittance was recorded as a discrete net income tax benefit in the amount of $2.4 million in the year ended December, 31 2009 and an additional benefit of $11.3 million for the year ended December 31, 2010. Due to the restructuring announcement made on December 8, 2011, we reviewed our policy for repatriation of all our subsidiaries. Based on this review, it was determined that the undistributed earnings of all our foreign subsidiaries are not expected to be remitted to the U.S. parent corporation in the foreseeable future, and the deferred tax benefit previously recorded of $13.4 million has been reversed. Federal and state income taxes have not been provided on accumulated but undistributed earnings of foreign subsidiaries aggregating approximately $1,031.6 million and $866.4 million at December 31, 2011 and 2010, respectively, because such earnings have been permanently reinvested in the business. The determination of the amount of the unrecognized deferred tax liability related to our undistributed earnings is not practicable.
Uncertain Tax Positions
A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

	For the year ended December 31,
	2011	2010
In millions
Beginning of year	$30.4	$69.4
Additions based on tax positions related to the current year	15.9	—
Reductions for tax positions of prior years	(0.1)	(14.7)
Reductions related to settlements with taxing authorities	—	(24.3)
End of year	$46.2	$30.4

At December 31, 2011 and 2010, we had $48.3 million and $32.1 million, respectively, of unrecognized tax benefits, net of federal, state and local deductions, associated with open tax years for which we are subject to audit in various federal, state and foreign jurisdictions. This also includes estimated interest and penalties. The current change to the reserve includes an increase of $15.7 million primarily related to taxable income adjustments attributable to foreign operations. For the year ended December 31, 2010, we recorded a decrease for the closure of the 2006/2007 examination in the U.S. of $51.0 million discussed above and an increase of $9.1 million related to various cost allocations and taxable income adjustments attributable to our foreign operations and current year interest. All of our unrecognized tax benefits at December 31, 2011 and 2010 would favorably affect our effective tax rate if recognized. We are subject to examination in various jurisdictions for the 2003 through 2010 tax years.
During the years ended December 31, 2011 and 2010, we recognized approximately $0.4 million and $0.8 million, respectively, in interest and penalties and had approximately $2.1 million and $1.7 million accrued at December 31, 2011 and 2010, respectively, for the payment of interest and penalties.
Deferred Taxes
The tax effects of the major items recorded as deferred tax assets and liabilities are:

	As of December 31,
	2011	2010
In millions
Deferred tax assets:
Inventories	$17.1	$9.1
Restructuring liabilities	42.5	—
Expense accruals	53.1	49.0
Solar energy systems	366.7	124.9
Property, plant and equipment	54.1	—
Pension, medical and other employee benefits	27.2	19.6
Foreign repatriation	3.4	9.1
Net operating loss carryforwards	91.5	60.9
Foreign tax credits	28.8	38.1
Other	42.8	26.7
Total deferred tax assets	727.2	337.4
Valuation allowance	(415.7)	(47.2)
Net deferred tax assets	311.5	290.2
Deferred tax liabilities:
Property, plant and equipment	—	(55.8)
Solar energy systems	(191.2)	(61.1)
Other	(12.4)	(0.6)
Total deferred tax liabilities	(203.6)	(117.5)
Net deferred tax assets	$107.9	$172.7

The solar energy systems deferred tax asset of $366.7 million is entirely associated with the Solar Energy segment. For tax purposes, income is recognized in the initial transaction year for all solar system sales and sale leasebacks; Note 2 discusses the book accounting for each of the different revenue recognition policies. The deferred tax asset represents the future disallowance of deferred book revenue recognized in post transaction years.
Our deferred tax assets and liabilities, netted by taxing location, are in the following captions in the consolidated balance sheet:

	As of December 31,
	2011	2010
In millions
Current deferred tax assets, net (recorded in prepaids and other current assets)	$63.1	$33.4
Non-current deferred tax assets, net	44.8	139.3
Total	$107.9	$172.7

Our net deferred tax assets totaled $107.9 million at December 31, 2011 compared to $172.7 million at December 31, 2010. In 2011, the decrease of $64.8 million in net deferred tax assets is primarily attributable to an increased valuation allowance of $368.5 million, partially offset by additional deferred tax assets associated with future disallowances of deferred book revenue for solar energy systems and restructuring actions. At December 31, 2011, we have valuation allowances of $415.7 million. We believe that it is more likely than not, with our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets of $107.9 million. At December 31, 2011, we had deferred tax assets associated with net operating loss carryforwards of $32.2 million in the U.S. and certain foreign jurisdictions; if unused, these will expire in 2030.
17. EMPLOYEE-RELATED LIABILITIES
Pension and Other Post-Employment Benefit Plans

Prior to January 2, 2002, our defined benefit pension plan covered most U.S. employees. Benefits for this plan were based on years of service and qualifying compensation during the final years of employment. Effective January 2, 2002, we amended our defined benefit plan to discontinue future benefit accruals for certain participants. In addition, effective January 2, 2002, no new participants will be added to the plan. Effective January 1, 2012, the accumulation of new benefits for all participants under our defined benefit pension plan was frozen. This change did not have a material impact on the Company's financial statements because the plan was frozen to new participants in 2001 and combined with turnover, the level of active participants was not significant.
We also have a non-qualified plan under the Employee Retirement Income Security Act of 1974. This plan provides benefits in addition to the defined benefit plan. Eligibility for participation in this plan requires coverage under the defined benefit plan and other specific circumstances. The non-qualified plan has also been amended to discontinue future benefit accruals.
Prior to January 1, 2002, our health care plan provided post-retirement medical benefits to full-time U.S. employees who met minimum age and service requirements. The plan is contributory, with retiree contributions adjusted annually, and contains other cost-sharing features such as deductibles and coinsurance. Effective January 1, 2002, we amended our health care plan to discontinue eligibility for post-retirement medical benefits for certain participants. In addition, effective January 2, 2002, no new participants will be eligible for post-retirement medical benefits under the plan.

Net periodic post-retirement benefit cost (income) consists of the following:

	Pension Plans			Health Care and Other Plans
Year ended December 31,	2011	2010	2009	2011	2010	2009
In millions
Service cost	$2.9	$2.9	$3.0	$—	$—	$—
Interest cost	9.4	9.6	10.0	1.1	1.4	1.5
Expected return on plan assets	(15.4)	(14.3)	(13.1)	—	—	—
Amortization of prior service cost	—	—	—	(0.5)	(0.5)	(0.5)
Net actuarial loss (gain)	7.9	8.5	5.2	(1.5)	(1.6)	(2.3)
Settlement and curtailment charges	—	—	0.3	—	—	—
Net periodic benefit cost (income)	$4.8	$6.7	$5.4	$(0.9)	$(0.7)	$(1.3)

To determine pension and other post-retirement and post-employment benefit measurements for the plans, we use a measurement date of December 31.
The following is a table of actuarial assumptions used to determine the net periodic benefit cost (income):

	Pension Plans			Health Care and Other Plans
Year ended December 31,	2011	2010	2009	2011	2010	2009
Weighted-average assumptions:
Discount rate	4.58%	5.18%	5.82%	5.09%	5.65%	6.19%
Expected return on plan assets	8.36%	8.38%	8.39%	NA	NA	NA
Rate of compensation increase	3.63%	3.73%	3.71%	3.75%	3.75%	3.75%
Current medical cost trend rate	NA	NA	NA	8.00%	8.00%	8.00%
Ultimate medical cost trend rate	NA	NA	NA	5.00%	5.75%	5.75%
Year the rate reaches ultimate trend rate	NA	NA	NA	2018	2016	2015

The following summarizes the change in benefit obligation, change in plan assets, and funded status of the plans:

	Pension Plans		Health Care and Other Plans
Year ended December 31,	2011	2010	2011	2010
In millions
Change in benefit obligation:
Benefit obligation at beginning of year	$213.3	$191.8	$23.0	$24.8
Service cost	2.9	2.9	—	—
Interest cost	9.4	9.6	1.1	1.4
Plan participants’ contributions	—	—	0.8	0.9
Plan amendments	—	—	(3.9)	—
Actuarial loss (gain)	19.0	15.5	1.1	(2.0)
Gross benefits paid	(14.9)	(10.0)	(2.0)	(2.1)
Settlements and curtailments	(2.1)	—	—	—
Currency exchange (gain) loss	(0.4)	3.5	—	—
Benefit obligation at end of year	$227.2	$213.3	$20.1	$23.0
Change in plan assets:
Fair value of plan assets at beginning of year	$192.2	$177.4	$—	$—
Actual (loss) gain on plan assets	(2.4)	23.7	—	—
Employer contributions	1.5	0.7	1.2	1.2
Plan participants’ contributions	—	—	0.8	0.9
Gross benefits paid	(14.9)	(10.0)	(2.0)	(2.1)
Currency exchange (loss) gain	(0.4)	0.4	—	—
Fair value of plan assets at end of year	$176.0	$192.2	$—	$—
Net amount recognized	$(51.2)	$(21.1)	$(20.1)	$(23.0)
Amounts recognized in statement of financial position:
Other assets, noncurrent	$—	$12.2	$—	$—
Accrued liabilities, current	(0.7)	(0.6)	(1.2)	(1.6)
Pension and post-employment liabilities, noncurrent	(50.5)	(32.7)	(18.9)	(21.4)
Net amount recognized	$(51.2)	$(21.1)	$(20.1)	$(23.0)

Amounts recognized in accumulated other comprehensive (loss) income (before tax):

	Pension Plans		Health Care and Other Plans
As of December 31,	2011	2010	2011	2010
In millions
Net actuarial loss (gain)	$88.2	$61.0	$(3.1)	$(5.8)
Prior service (credit) cost	—	—	(12.8)	(9.4)
Net amount recognized	$88.2	$61.0	$(15.9)	$(15.2)

The estimated amounts that will be amortized from accumulated other comprehensive (loss) income into net periodic benefit cost (income) in 2012 are as follows:

	Pension Plans	Health Care and Other Plans
In millions
Actuarial loss (gain)	$10.0	$(0.3)
Prior service (credit) cost	—	(0.7)
Total	$10.0	$(1.0)

The following is a table of the actuarial assumptions used to determine the benefit obligation:

	Pension Plans		Health Care and Other Plans
As of December 31,	2011	2010	2011	2010
Weighted-average assumptions:
Discount rate	3.65%	4.58%	3.95%	5.12%
Rate of compensation increase	3.62%	3.68%	3.75%	3.75%

The composition of our plans and age of our participants are such that, as of December 31, 2011 and 2010, the medical cost trend rate no longer has a significant effect on the valuation of our health care plans.
The U.S. pension plan assets are invested primarily in marketable securities, including common stocks, bonds and interest-bearing deposits. The weighted-average allocation of pension benefit plan assets at year ended December 31 were as follows:

		Actual Allocation		Fair Value
Asset Category (Dollars in millions)	2011 Target Allocation	2011	2010	2011	2010
Cash	—%	15%	12%	$24.8	$22.9
Equity securities	60%	61%	68%	105.2	126.8
Fixed income securities	40%	24%	20%	41.6	38.2
Total	100%	100%	100%	$171.6	$187.9

Asset Category (In millions)	Asset Value as of 12/31/2011	Asset Value as of 12/31/2010
Cash and cash equivalents	$24.8	$22.9
Equity securities:
U.S. large cap	50.9	57.1
Mid cap	11.9	14.7
Small cap	11.3	13.2
International	21.3	28.0
Emerging markets	9.8	13.8
Fixed income:
Investment grade bonds	15.8	11.6
Corporate bonds	25.8	26.6
Total	$171.6	$187.9

The investment objectives of our pension plan assets are as follows:

•	To achieve a favorable relative return as compared with inflation;

•	To achieve an above average total rate of return relative to capital markets;

•	Preservation of capital through a broad diversification among asset classes which react, as nearly as possible, independently to varying economic and market circumstances; and

•	Long-term growth, with a degree of emphasis on stable growth, rather than short-term capital gains.
Our pension cost (income) and pension liabilities are actuarially determined, and we use various actuarial assumptions, including the discount rate, rate of salary increase, and expected return on plan assets to estimate our pension cost (income) and obligations. We determine the expected return on plan assets based on our pension plans’ intended long-term asset mix. The expected investment return assumption used for the pension plans reflects what the plans can reasonably expect to earn over a long-term period considering plan target allocations. The expected return includes an inflation assumption and adds real returns for the asset mix and a premium for active management, and subtracts expenses. While the assumed expected rate of return on the U.S. pension plan assets in 2011 and 2010 was 8.5% and 8.5%, respectively, the actual return experienced in our pension plan assets in the comparable periods in 2011 and 2010 was (1.3)% and 14.0%, respectively. We consult with the plans’ actuaries to determine a discount rate assumption for pension and other post-retirement and post-employment plans that reflects the characteristics of our plans, including expected cash outflows from our plans, and utilize an analytical tool that incorporates the concept of a hypothetical yield curve.

Our pension obligations are funded in accordance with provisions of federal law. Contributions to our pension and post-employment plans in 2011 totaled $1.5 million and $1.2 million, respectively, and in 2010 totaled $0.7 million and $1.2 million, respectively. The funding status of our U.S pension plan went from being overfunded by $12.2 million as of December 31, 2010 and recorded in long-term other assets to underfunded by $19.1 million as of December 31, 2011 and recorded primarily in pension and post-employment liabilities. Our foreign pension plans and health care and other plans continue to maintain an underfunded status as of December 31, 2011 and 2010 and are recorded in pension and post-employment liabilities. As of December 31, 2011, the accumulated benefit obligation for our U.S. pension plan was $190.7 million and the fair value of plan assets was $171.6 million. We expect contributions to our pension and post-employment plans in 2012 to be approximately $1.2 million and $1.2 million, respectively.
MEMC uses appropriate valuation techniques based on the available inputs to measure the fair value of its investments. When available, MEMC measures fair value using Level 1 inputs because they generally provide the most reliable evidence of fair value. As of December 31, 2011 and 2010, the pension plan’s investments in equity and fixed income securities were all valued using Level 1 inputs based on the fair value as determined by quoted market price on a daily basis.

As discussed above, in 2011 the U.S. pension plan assets decreased to less than the accumulated benefit obligation. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for pension plans with an accumulated benefit obligation in excess of plan assets were as follows:

	Pension Plans
	2011	2010
In millions
Projected benefit obligation, end of year	$227.2	$37.6
Accumulated benefit obligation, end of year	$216.2	$27.3
Fair value of plan assets, end of year	$176.0	$4.4

We estimate that the future benefits payable for the pension and other post-retirement plans are as follows:

	Pension Plans	Health Care and Other Plans
In millions
2012	$24.4	$1.2
2013	$12.2	$1.3
2014	$12.5	$1.5
2015	$12.5	$1.4
2016	$13.0	$1.3
2017-2021	$64.5	$6.4
Defined Contribution Plans
We sponsor a defined contribution plan under Section 401(k) of the Internal Revenue Code covering all U.S. salaried and hourly employees, and a defined contribution plan in Taiwan covering most salaried and hourly employees of our Taiwan subsidiary. Our costs included in our consolidated statement of operations totaled $9.4 million, $6.1 million and $5.6 million for 2011, 2010 and 2009, respectively.
Other Employee-Related Liabilities
Employees of our subsidiaries in Italy and Korea are covered by an end of service entitlement that provides payment upon termination of employment. Contributions to these plans are based on statutory requirements and are not actuarially determined. The accrued liability was $20.9 million at December 31, 2011 and $23.4 million at December 31, 2010, and is included in other long-term liabilities and accrued liabilities on our balance sheet. The accrued liability is based on the vested benefits to which the employee is entitled assuming employee termination at the measurement date.

18. VARIABLE INTEREST ENTITIES
We are the primary beneficiary of four VIEs in solar energy projects that we consolidated as of December 31, 2011, three of which existed and were consolidated by the Company as of December 31, 2010. During the year ended December 31, 2011, five solar energy system project companies that were consolidated as of December 31, 2010 were sold and deconsolidated. In September 2011, we acquired FRV U.S. and, as of September 30, 2011, we consolidated four project funds pending the finalization of our accounting for the acquisition. In the fourth quarter of 2011, one of these funds was sold. For the remaining three, we determined we did not have the power to direct the activities which most significantly impact the project funds' economic performance. As a result, these funds were deconsolidated and are being accounted for under the equity method of accounting.
The carrying amounts and classification of our consolidated VIEs’ assets and liabilities included in our consolidated balance sheet are as follows:

	As of December 31,
	2011	2010
In millions
Current assets	$3.6	$173.0
Noncurrent assets	62.7	63.1
Total assets	$66.3	$236.1
Current liabilities	$(10.9)	$38.5
Noncurrent liabilities	(57.4)	107.8
Total liabilities	$(68.3)	$146.3

The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled using VIE resources. The Company has not identified any material VIEs during the year ended December 31, 2011, for which we determined that we are not the primary beneficiary and thus did not consolidate.

19. REVENUE AND PROFIT DEFERRALS

	As of December 31,
	2011	2010
In millions
Deferred revenue and profit for solar energy systems:
Short-term deposits on solar energy systems	$41.4	$8.8
Profit deferrals on solar energy system sales	138.0	63.2
Deferred subsidy revenue	19.4	11.8
Total solar energy system deferred revenue and profit	$198.8	$83.8
Semiconductor Materials and Solar Materials deferred revenue:
Short-term deferred revenue	$0.7	$—
Long-term deferred revenue	51.2	115.2
Total Semiconductor Materials and Solar Materials deferred revenue	$51.9	$115.2
Total deferred revenue and profit	$250.7	$199.0
Solar Energy Deferred Revenue
Our Solar Energy segment deferred revenue includes profit deferrals for performance guarantees on systems sold during 2011 and prior periods subject to real estate accounting, customer deposits received for solar energy systems under development or held for sale, and deferred incentive subsidies that will be amortized over the depreciable life of the system. Profit deferrals for performance guarantees include system production guarantees that generally expire within two years of the system sale date and system uptime guarantees that generally expire during the final years of the system service contract term, which can extend up to twenty years.
In addition to the deferred revenue above, SunEdison may receive upfront incentives or subsidies from various state governmental jurisdictions that are deferred and recognized on a straight-line basis over the depreciable life of the related solar energy system. During 2011, SunEdison received $8.4 million in upfront incentive payments and recognized $0.7 million as revenue.

Semiconductor and Solar Materials Deferred Revenue
In connection with our long-term solar wafer supply agreements executed during 2006 and subsequent amendments, we have received various equity instruments and other forms of additional consideration. In each case, we have recorded the estimated fair value of the additional consideration to long-term deferred revenue and will recognize the deferred revenue on a pro-rata basis as product is shipped over the life of the agreements. In addition, we have received upfront non-refundable customer deposits upon execution of certain take-or-pay contracts which are deferred and amortized against future purchases. These deposits will be recognized in earnings as we fulfill future customer purchase orders, for which the timing of such orders is not contractually fixed or specified.

On June 30, 2011, we resolved our long-term solar wafer supply agreement with Suntech. Under the terms of the supply agreement, which was originally signed in July 2006, MEMC was to supply solar wafers to Suntech over a 10-year period, with pre-determined pricing, on a take-or-pay basis beginning in January 2007. As part of the original supply agreement, Suntech advanced funds to MEMC in the form of a security deposit. As part of a separate agreement, MEMC also received a warrant to purchase up to a 4.99% equity stake in Suntech. Suntech agreed to fulfill its contractual take-or-pay commitment to MEMC for $120.0 million for product delivered and to be delivered by MEMC. The consideration was comprised of the retention by MEMC of $53.0 million of cash previously deposited by Suntech under the supply agreement and held by MEMC, and a commitment to pay a total of $67.0 million in four equal installments in July 2011, October 2011, January 2012 and April 2012. MEMC received the first three payments, and the collectability on the remaining balance is considered reasonably assured because Suntech has established an irrevocable letter of credit which has no drawing conditions other than the passage of time. MEMC has retained the Suntech warrant originally issued to MEMC in July 2006, which had a related unamortized balance recorded in deferred revenues of $56.4 million prior to the resolution of the long-term solar wafer supply agreement. These three components totaled $176.4 million, of which $149.4 million, $19.4 million and $6.9 million was recorded during the second, third and fourth quarter of 2011, respectively. The remaining $0.7 million was deferred as of December 31, 2011 will be recognized as revenue as we complete our remaining performance commitments scheduled to be completed by March 31, 2012. The retention of the deposit in satisfaction of the take-or-pay requirement has been classified as an operating cash inflow in the consolidated statement of cash flows.

20. FAIR VALUE MEASUREMENTS
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying consolidated balance sheets:

	As of December 31, 2011				As of December 31, 2010
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$—	$16.2	$—	$16.2	$—	$41.1	$—	$41.1
Suntech warrant	—	—	0.4	0.4	—	—	5.2	5.2
Interest rate swaps and option thereon	—	(5.6)	—	(5.6)	—	(4.3)	—	(4.3)
Currency forward contracts	1.2	—	—	1.2	(7.0)	—	—	(7.0)
Contingent consideration related to acquisitions	—	—	(90.8)	(90.8)	(80.2)	—	(26.2)	(106.4)
Other derivatives	—	—	—	—	—	—	1.6	1.6
Total	$1.2	$10.6	$(90.4)	$(78.6)	$(87.2)	$36.8	$(19.4)	$(69.8)

We acquired less than 10% of the common stock of Gintech at the same time as the execution of a long-term supply agreement with that customer. This investment is accounted for at fair value and is classified as a long-term available-for-sale investment.

The Suntech warrant consists of a fully vested, non-forfeitable warrant to purchase common shares of Suntech, a customer, which was received at the time that MEMC signed a long-term supply agreement with Suntech. We use a lattice model to determine the fair value of the Suntech warrant. Determining the appropriate fair value model and calculating the fair value of the warrant requires the making of estimates and assumptions, including Suntech’s stock price volatility, interest rates, expected dividends and the marketability of this investment. The Suntech warrant is considered a derivative and, accordingly, changes in the value of the Suntech warrant are recorded in non-operating expense (income). The notional amount of the warrant was $205.8 million as of December 31, 2011 and 2010.
Our interest rate swaps are considered over the counter derivatives, and fair value is calculated using a present value model with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs, such as yield and credit curves are used within the present value models in order to determine fair value.
The fair value of our currency forward contracts is measured by the amount that would have been paid to liquidate and repurchase all open contracts and was an asset of $1.2 million and a liability of $7.0 million at December 31, 2011 and 2010, respectively. See further disclosures in Note 6.
We have estimated the fair value of the contingent consideration outstanding as of December 31, 2011 related to acquisitions at $90.8 million, which reflects a discount at a credit adjusted interest rate for the period of the contingency. That measure is based on significant inputs that are not observable in the market, which U.S. GAAP refers to as Level 3 inputs. Key assumptions include (i) a discount rate and (ii) a probability adjustment related to the entities' ability to meet operational metrics. See Note 21 for additional discussion.
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
There were no transfers into or out of Level 1 and Level 2 financial instruments during the year ended December 31, 2011. During the year ended December 31, 2010, there was a transfer into Level 1 of $80.2 million for the SunEdison contingent consideration as of December 31, 2010, because the fair value of the stock issued was based on the closing price of our stock, which is actively traded and considered a Level 1 input. No other transfers into or out of Level 1 and Level 2 financial instruments occurred during the year ended December 31, 2010. The following table summarizes changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the years ended December 31, 2011 and 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
In millions	Available for Sale Investments	Trading Investments	Auction Rate Securities Right	Suntech Warrant	Contingent Consideration Related to Acquisitions	Other Derivatives	Total
Balance at December 31, 2009	$11.6	$38.4	$2.0	$19.2	$(77.4)	$—	$(6.2)
Total unrealized gains (losses) included in earnings (1)	—	0.5	(1.8)	(14.0)	(3.0)	—	(18.3)
Total unrealized gains included in other comprehensive income, net	0.2	—	—	—	—	—	0.2
Acquisitions, purchases, sales, redemptions, maturities and payments	(9.2)	(38.9)	(0.2)	—	(26.0)	1.6	(72.7)
Transfers out of Level 3, net	(2.6)	—	—	—	80.2	—	77.6
Balance at December 31, 2010	$—	$—	$—	$5.2	$(26.2)	$1.6	$(19.4)
Total unrealized (losses) gains included in earnings (1)	—	—	—	(4.8)	23.2	(1.6)	16.8
Acquisitions, purchases, sales, redemptions, maturities and payments	—	—	—	—	(87.8)	—	(87.8)
Balance at December 31, 2011	$—	$—	$—	$0.4	$(90.8)	$—	$(90.4)
The amount of total losses in 2010 included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at December 31, 2010	$—	$—	$—	$(14.0)	$(3.0)	$—	$(17.0)
The amount of total (losses) gains in 2011 included in earnings attributable to the change in unrealized (losses) gains relating to assets and liabilities still held at December 31, 2011	$—	$—	$—	$(4.8)	$23.2	$(1.6)	$16.8
__________________________

(1)
Amounts included in earnings are recorded to non-operating expense (income) in the consolidated statement of operations, except for the amounts for contingent consideration related to acquisitions, for which changes to the fair value were recorded to marketing and administration in the consolidated statement of operations for fair market value adjustments and to interest expense for accretion.

Valuations of our Level 3 trading and available-for-sale financial instruments were performed using a discounted cash flow model which involved making assumptions about expected future cash flows based on estimates of current market interest rates. Our models include estimates of market data, including yields or spreads of trading instruments that are believed to be similar or comparable, when available, and assumptions that are believed to be reasonable on nonobservable inputs. Such assumptions include the tax status (taxable vs. tax-exempt), type of security (type of issuer, collateralization, subordination, etc.), credit quality, duration, likelihood of redemption, insurance coverage and degree of liquidity in the current credit markets.
The carrying amount of our outstanding short-term debt, long-term debt and leaseback obligations at December 31, 2011 and 2010 was $1,926.8 million and $682.7 million, respectively. The estimated fair value of those obligations was $1,333.6 million and $510.4 million at December 31, 2011 and 2010, respectively. Fair value of our debt, excluding our 2019 Notes, is calculated using a discounted cash flow model with consideration for our non-performance risk (Level 3 assumptions). The estimated fair value of our 2019 Notes was based upon a broker quotation. The estimated fair value of our solar energy system debt related to sale-leasebacks is significantly lower than the carrying value of such debt because the fair value estimate is based on the fair value of our fixed lease payments over the term of the leases (Level 3 assumptions). Under real estate accounting, this debt is recorded as a financing obligation, and substantially all of our lease payments are recorded as interest expense with little to no reduction in our debt balance over the term of the lease. As a result, our outstanding sale-leaseback debt obligations will generally result in a one-time gain recognition at the end of the leases for the full amount of the debt. The timing difference between expense and gain recognition will result in increased expense during the term of the leases with a significant book gain at the end of the lease.

21. COMMITMENTS AND CONTINGENCIES
Contingent Consideration
Contingent consideration was recorded in connection with the September 2, 2011 acquisition of FRV U.S. The amount payable is based on FRV U.S. achieving certain milestones in the development of specific solar energy systems over a defined time period. Under the terms of the acquisition agreement, as amended, the maximum remaining payout as of December 31, 2011 under this arrangement is $70.4 million, with payments due through June 30, 2012 depending on when specific project milestones are achieved. Certain amounts of the contingent consideration will be allocated to employees and will be accrued and recorded as compensation expense when employees render their services.
Contingent consideration is due to the former Solaicx shareholders if certain operational criteria were met from July 1, 2010 through December 31, 2011. The amount payable is based on Solaicx achieving revenues of at least $60.0 million during such time period, up to a maximum revenue target of $71.8 million, with the payout on a linear basis between those two amounts. This would entitle the former Solaicx shareholders to receive up to an additional $27.6 million of a combination of cash and MEMC common stock, with the number of shares fixed at the date of the acquisition agreement.
Contingent consideration was recorded in connection with three other entities acquired by SunEdison during 2011. The amount payable in cash is based on the entities achieving specific milestones in the development, installation and interconnection of solar energy systems. As of December 31, 2011, the aggregate maximum payouts which could occur under these arrangements is approximately $73.0 million.

In 2011, $26.3 million in adjustments were made to the fair market value of contingent consideration related to acquisitions based on our revised estimates of operational criteria and project milestones being achieved, which adjustments were recorded as a reduction to marketing and administration expense. As of December 31, 2011, a total of $90.8 million is accrued for contingent consideration and the total maximum aggregate exposure is $171.0 million. Of the $90.8 million, $71.6 million is recorded as a short-term liability in contingent consideration related to acquisitions and $19.2 million is recorded in other liabilities as a long-term liability.
Capital Lease Obligations
As more fully described in Note 13, we are party to master lease agreements that provides for the sale and simultaneous leaseback of certain solar energy systems constructed by us.
Operating Leases and Purchase Obligations
We lease buildings, equipment and automobiles under operating leases. Rental expense was $17.6 million, $10.5 million and $7.9 million in 2011, 2010 and 2009, respectively. The total future commitments under operating leases as of December 31, 2011 were $99.0 million, of which $89.6 million is noncancellable. Our operating lease obligations as of December 31, 2011 were as follows:

	Payments Due By Period
	Total	2012	2013	2014	2015	2016	Thereafter
In millions
Operating Leases	$99.0	$20.8	$20.1	$17.7	$15.8	$10.9	$13.7
Purchase Commitments
We recognized charges of $37.4 million during the year ended December 31, 2011, and $5.7 million and $15.6 million during the years ended December 31, 2010 and 2009, respectively, to cost of goods sold related to the estimated probable shortfall to our purchase obligations associated with certain take-or-pay agreements we have with suppliers for raw materials.
Additionally, as part of our restructuring activities announced in the fourth quarter of 2011, we provided notice to several of our vendors with whom we had long-term supply contracts that we will no longer be fulfilling our purchase obligations. We have recorded an accrual of $226.4 million as of December 31, 2011 associated with the estimated settlements arising from these actions, $91.1 million of which is recorded to short-term accrued liabilities and $135.3 million is recorded as long-term other liabilities in our consolidated balance sheet. The impact of these charges was recorded to restructuring charges in our consolidated statement of operations. The amount accrued as of December 31, 2011 represents our best estimate of the probable amounts to settle our obligations based on presently known information, which involve the use of assumptions requiring significant judgment. We estimate the range of reasonably possible losses could be up to approximately $500 million. These estimates include the contractual terms of the agreements, including whether or not there are fixed volumes and/or fixed prices. In addition, under certain contracts, the counterparty may have a contractual obligation to sell the materials to mitigate their losses. We also included in our estimate of losses consideration around whether we believe the obligation will be settled through arbitration, litigation or commercially viable alternative resolutions. The actual amounts ultimately settled with these vendors could vary significantly, which could have a material adverse impact on our future earnings and cash flows.
Indemnification
We have agreed to indemnify some of our Semiconductor Materials and Solar Materials customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of December 31, 2011.
We generally warrant the operation of our solar energy systems for a period of time. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of historical material warranty claims and expected future claims, we have not recorded a warranty accrual related to solar energy systems as of December 31, 2011. We may also indemnify our customers for tax credits associated with the systems we construct and sell and then leaseback. During the year ended December 31, 2011, we made additional payments, net of recoveries, under the terms of the lease agreements to indemnify our sale leaseback customers for approximately $6.0 million for shortfalls in amounts approved by the U.S. Treasury Department related to Grant in Lieu program tax credits. We are working with our sale leaseback customers and the U.S. Treasury Department to recover these shortfalls. We believe additional exposures to such payments are not material to our consolidated financial statements.

In connection with certain contracts to sell solar energy systems directly or as sale-leasebacks, SunEdison has guaranteed the systems' performance for various time periods following the date of interconnection. Also, under separate operations and maintenance services agreements, SunEdison has guaranteed the uptime availability of the systems over the term of the arrangements, which may last 20 years. To the extent there are shortfalls in either of the guarantees, SunEdison is required to indemnify the purchaser up to the guaranteed amount through a cash payment. The maximum losses that SunEdison may be subject to for non-performance are contractually limited by the terms of each executed agreement
Legal Proceedings
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

On March 31, 2008, Semi-Materials and its affiliate SMC Shanghai (“SMC”) filed two additional lawsuits against MEMC, one in the United States District Court for the Southern District of Texas (Case No. 4:08-CV-00991) (the “Texas Action”) and another in the United States District Court for the Eastern District of Missouri (Case No. 4:08-CV-00434-JCH) (the “Missouri Action”). In both cases, Semi-Materials and SMC alleged that: (i) MEMC Pasadena, Inc. (“MEMC Pasadena”) breached an agreement with SMC for SMC to act as MEMC Pasadena's exclusive sales agent in China; (ii) MEMC Pasadena breached an agreement with Semi-Materials for Semi-Materials to act as MEMC Pasadena's exclusive sales agent in Korea; (iii) MEMC tortiously interfered with the purported sales agency agreements among MEMC Pasadena and SMC and Semi-Materials; and (iv) MEMC tortiously interfered with a separate sales agency agreement Semi-Materials claimed existed with an unrelated party. In the Missouri Action, Semi-Materials also claimed that MEMC tortiously interfered with an expectancy for an on-going business relationship Semi-Materials claimed existed with the unrelated party. Upon MEMC's motions for summary judgment in the Missouri Action, the Court dismissed the claim that MEMC tortiously interfered with the purported sales agency agreements, and the claim that MEMC tortiously interfered with an alleged sales agency agreement between Semi-Materials and the unrelated party. The Court also granted MEMC partial summary judgment as to the scope of the sales transactions on which plaintiffs based their alleged damages for breach of contract. The remaining claims were tried before a jury between January 4 and January 12, 2010. At trial, the jury found in favor of Semi-Materials and SMC on their respective claims for breach of contract against MEMC Pasadena, awarding a verdict of $0.2 million, and found in favor of MEMC on Semi-Materials' claim for tortious interference with an expectancy of an ongoing business relationship with the unrelated party. Semi-Materials and SMC filed a notice of appeal to the United States Court of Appeals for the Eighth Circuit concerning aspects of the Court's summary judgment rulings that pertained to the plaintiffs' alleged damages on their breach of contract claims. MEMC Pasadena filed a notice of cross-appeal concerning the Court's entry of judgment based upon the jury verdict. The Court of Appeals issued its decision on September 14, 2011 reversing the District Court's damages-related summary judgment ruling. The Court of Appeals also denied MEMC Pasadena's cross-appeal and remanded the case to the trial court for further proceedings. No activity was undertaken in the Texas Action, as it had been stayed.

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

22. REPORTABLE SEGMENTS
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
MEMC’s Semiconductor Materials segment includes the development, production and marketing of semiconductor wafers with a wide variety of features satisfying numerous product specifications to meet our customers’ exacting requirements, which wafers are utilized in the manufacture of semiconductor devices.
MEMC’s Solar Materials segment includes the development, production and marketing of square and pseudo-square crystalline solar wafers, which wafers are utilized by customers in the manufacture of solar cells, and then solar modules (panels) which convert energy from the sun into usable electrical energy. Our Solar Materials segment also includes our polysilicon production and the acquired operations of Solaicx, now our Portland, Oregon plant (see Note 4).
MEMC’s Solar Energy segment consists solely of SunEdison and its related acquisitions, including FRV U.S., and includes the development and construction of solar power plants, which are then either sold or held to produce power. The results of the segment include operating of, leasing of and sale of solar energy systems and services to customers who purchase renewable energy by delivering solar power to them under long-term power purchase arrangements and feed-in tariff arrangements.

	For the year ended December 31,
In millions	2011	2010	2009
Net sales:
Semiconductor Materials	$1,023.1	$992.6	$586.3
Solar Materials	957.4	826.1	573.5
Solar Energy	735.0	420.5	3.8
Consolidated net sales	$2,715.5	$2,239.2	$1,163.6
Operating (loss) income:
Semiconductor Materials	$(31.1)	$68.2	$(205.6)
Solar Materials	(665.7)	86.9	184.4
Solar Energy	(478.3)	(10.7)	(6.2)
Corporate and other	(125.4)	(123.3)	(99.8)
Consolidated operating (loss) income	$(1,300.5)	$21.1	$(127.2)
Interest expense:
Semiconductor Materials	$(1.6)	$3.2	$1.5
Solar Materials	3.3	(0.8)	0.7
Solar Energy	32.2	26.6	1.8
Corporate and other	$43.3	$—	$—
Consolidated interest expense	$77.2	$29.0	$4.0
Depreciation and amortization:
Semiconductor Materials	$124.2	$108.8	$96.6
Solar Materials	66.2	34.9	25.4
Solar Energy	36.7	21.1	2.0
Consolidated depreciation and amortization	$227.1	$164.8	$124.0
Capital expenditures:
Semiconductor Materials	$144.6	$150.4	$87.3
Solar Materials	301.5	198.2	138.1
Solar Energy(1)	599.9	281.4	28.0
Corporate and other	4.6	2.1	—
Consolidated capital expenditures	$1,050.6	$632.1	$253.4
____________________

(1)	Consists primarily of construction of solar energy systems of $598.1 million, $280.1 million and $28.0 million for the years ended December 31, 2011, 2010 and 2009, respectively.

All Segments
Due to macroeconomic circumstances, which affected all of our segments, in December 2011 we committed to a series of actions that will reduce our global workforce, right size our production capacity and accelerate operating cost cutting measures in 2012. In addition, based on the adverse market conditions, MEMC incurred charges in the three months ended December 31, 2011 associated with the impairment of long-lived assets, impairments of goodwill and certain investments, write-downs of inventory and the realizability of deferred tax assets (see Note 3 for a summary of these charges by reportable segment).
During the second quarter of 2010, we received $11.9 million in net insurance proceeds from our business interruption lost profits claim related to the disruption in production at our Pasadena, Texas facility as a result of Hurricane Ike in 2008. Of this amount, $8.0 million was recorded to our Semiconductor Materials segment and $3.9 million was recorded to our Solar Materials segment. No similar transactions occurred during 2011 or 2009.
Semiconductor Materials
Due to the earthquake in Japan on March 11, 2011, our semiconductor wafer production in Japan was suspended from that time through April 12, 2011. Because of the unplanned downtime and damages to the plant, we recorded $27.2 million as period charges to operating margin in the year ended December 31, 2011, with $15.8 million recorded to cost of goods sold due to the under absorption of costs, inventory adjustments, and asset impairment charges. We had no similar adjustments during the years ended December 31, 2010 and 2009.
During the year ended December 31, 2011, we recorded insurance recoveries related to the above earthquake charges of $4.0 million.
Solar Materials

During the year ended December 31, 2011, there was $175.7 million of revenue recognized as part of the Suntech wafer supply contract resolution (see Note 19).
In addition to the restructuring, impairment, and other charges discussed in Note 3, we recognized charges of $37.4 million during the year ended December 31, 2011, and $5.7 million and $15.6 million during the years ended December 31, 2010 and 2009, respectively, to cost of goods sold related to the estimated probable shortfall to our purchase obligations associated with certain take-or-pay agreements we have with suppliers for raw materials. See Note 21.
Given the deterioration in polysilicon and solar wafer pricing, we recorded a lower of cost or market adjustment on our raw material and finished goods inventory in the Solar Materials segment of approximately $107.0 million in the year ended December 31, 2011. No such charges were taken in 2010 or 2009. See Note 3.
Solar Energy
We recorded a goodwill impairment of $384.1 million for the Solar Energy segment in the year ended December 31, 2011 (see Note 3). No such impairments were taken in 2010 or 2009.
Corporate and Other
Approximately $8.6 million of net expenses were recorded in Corporate and other, related to legal cases during the year ended December 31, 2011. Because the business decisions resulting in this litigation affected multiple segments, these expenses were recorded to Corporate and other. The remaining portion of expenses recorded to Corporate and other included stock-based compensation expense, general corporate marketing and administration costs, research and development administration costs, legal and tax professional services and related costs, and other personnel costs not reflected in the operating segments.
Geographic Segments
Geographic financial information is as follows:
Net Sales to Customers

	For the year ended December 31,
	2011	2010	2009
Dollars in millions
United States	$447.5	$242.8	$154.7
Foreign	2,268.0	1,996.4	1,008.9
Total	$2,715.5	$2,239.2	$1,163.6

Foreign revenues were derived from sales to the following countries:

	For the year ended December 31,
	2011	2010	2009
Dollars in millions
China	$598.8	$415.8	$296.5
Korea	237.1	176.9	91.4
Taiwan	530.0	549.4	333.9
Italy	375.6	385.3	20.8
Other foreign countries	526.5	469.0	266.3
Total	$2,268.0	$1,996.4	$1,008.9

Net sales are attributed to countries based on the location of the customer.
Property, plant and equipment, net of accumulated depreciation

	As of December 31,
	2011	2010
Dollars in millions
United States	$975.2	$621.4
Japan	165.3	456.5
Taiwan	255.4	269.4
Italy	427.5	323.0
Other foreign countries	569.7	363.2
Total	$2,393.1	$2,033.5

23. SUBSEQUENT EVENTS
On February 28, 2012, we amended our revolving Credit Facility to reduce our expected first quarter 2012 minimum liquidity covenant of $500.0 million to $450.0 million and $350.0 million for the first and second quarters of 2012, respectively. This change will revert back to the original variable minimum liquidity covenant amount set forth in the Credit Facility in the third quarter of 2012. We also revised the pricing grid for the applicable rate that we will pay for letters of credit and drawings under the facility by an increase of 25 basis points until June 30, 2012.

On February 22, 2012, a rating agency downgraded the rating on our corporate and 2019 Senior Notes (see Note 13).  As a result of this downgrade, the counterparty to our $300.0 million non-recourse project construction financing revolver has a draw stop provision that disallows further draws under this revolver.  The absence of this liquidity may cause us to delay proceeding with the construction of some of our planned solar energy systems until the borrowing capacity can be renewed or replaced.  On February 29, 2012, our outstanding balance under this facility was $134.7 million. The outstanding borrowings are typically repaid shortly after completion of the construction of the solar energy systems in accordance with the terms of the construction financing revolver, which repayments are expected to occur over the next three months. On February 29, 2012, we amended this agreement which allows us to maintain availability under this facility of up to $70.0 million. Further draws are prevented until the outstanding balance is below this amount. We continue to work with our current lending syndicate to increase the amount of availability. In the event the original capacity is not renewed or replaced, we have the ability to draw upon the available capacity of our revolving Credit Facility.  In the event we cannot renew, replace or backfill the capacity with other financing or have adequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans and financial position and results of operations.

24. CONDENSED CONSOLIDATING FINANCIAL INFORMATION
On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019 (the “Original 2019 Notes”). The Original 2019 Notes were sold to qualified institutional buyers in accordance with Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”). In connection with the sale of the Original 2019 Notes, MEMC entered into a Registration Rights Agreement with the initial purchasers of the Original 2019 Notes, pursuant to which MEMC and the Subsidiary Guarantors (as defined below) agreed to file a registration statement with respect to an offer to exchange the Original 2019 Notes for a new issue of substantially identical notes registered under the Securities Act (the “Exchange 2019 Notes” and together with the Original 2019 Notes, the “2019 Notes”). The 2019 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain wholly owned domestic subsidiaries of MEMC (the “Subsidiary Guarantors”).
The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the condensed consolidating financial information separately for:

i.	MEMC, as the issuer of the 2019 Notes;

ii.	The Subsidiary Guarantors, on a combined basis;

iii.	MEMC's other subsidiaries, on a combined basis, which are not guarantors of the 2019 Notes (the “Subsidiary Non-Guarantors”);

iv.
Consolidating entries and eliminations representing adjustments to (a) eliminate intercompany transactions between or among MEMC, the Subsidiary Guarantors and the Subsidiary Non-Guarantors, (b) eliminate the investments in the MEMC's subsidiaries and (c) record consolidating entries; and

v.	MEMC and its subsidiaries on a consolidated basis.

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$872.7	$971.9	$3,692.8	$(2,821.9)	$2,715.5
Cost of goods sold	914.2	884.5	3,312.0	(2,690.1)	2,420.6
Gross margin	(41.5)	87.4	380.8	(131.8)	294.9
Operating expenses:
Marketing and administration	138.3	78.8	135.7	—	352.8
Research and development	60.9	10.7	15.9	—	87.5
Goodwill impairment charges	—	430.8	9.7	—	440.5
Restructuring charges	8.2	6.7	335.8	—	350.7
Long-lived asset impairment charges	19.4	42.8	305.7	—	367.9
Insurance recovery	—	—	(4.0)	—	(4.0)
Operating (loss) income	(268.3)	(482.4)	(418.0)	(131.8)	(1,300.5)
Non-operating (income) expense:
Interest expense	35.4	7.7	34.1	—	77.2
Interest income	(0.3)	(0.4)	(3.8)	—	(4.5)
Decline in fair value of warrant	—	—	4.8	—	4.8
Other, net	(142.3)	(2.4)	124.2	26.6	6.1
Total non-operating (income) expense	(107.2)	4.9	159.3	26.6	83.6
Loss before income taxes, investment in subsidiary loss and equity in earnings (loss) of joint ventures	(161.1)	(487.3)	(577.3)	(158.4)	(1,384.1)
Income tax (benefit) expense	16.3	31.0	29.5	(3.7)	73.1
Loss before investment in subsidiary loss and equity in earnings (loss) of joint ventures	(177.4)	(518.3)	(606.8)	(154.7)	(1,457.2)
Investment in subsidiary loss	(1,358.6)	(1,046.2)	—	2,404.8	—
Equity in earnings (loss) of joint ventures, net of tax	—	0.2	(63.0)	—	(62.8)
Net loss	(1,536.0)	(1,564.3)	(669.8)	2,250.1	(1,520.0)
Net income attributable to noncontrolling interests	—	(0.5)	(15.5)	—	(16.0)
Net loss attributable to MEMC stockholders	$(1,536.0)	$(1,564.8)	$(685.3)	$2,250.1	$(1,536.0)

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2010
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$829.1	$468.3	$2,478.5	$(1,536.7)	$2,239.2
Cost of goods sold	823.3	457.3	2,158.7	(1,537.2)	1,902.1
Gross profit	5.8	11.0	319.8	0.5	337.1
Operating expenses:
Marketing and administration	122.0	61.2	83.8	—	267.0
Research and development	38.5	6.6	10.5	—	55.6
Restructuring charges	5.3	—	—	—	5.3
Insurance recovery	—	(11.9)	—	—	(11.9)
Operating (loss) income	(160.0)	(44.9)	225.5	0.5	21.1
Non-operating (income) expense:
Interest expense	(1.7)	3.2	30.9	(3.4)	29.0
Interest income	(0.2)	(2.7)	(6.0)	3.4	(5.5)
Decline in fair value of warrant	—	—	14.0	—	14.0
Other, net	(44.5)	1.2	23.4	16.0	(3.9)
Total non-operating (income) expense	(46.4)	1.7	62.3	16.0	33.6
(Loss) income before income taxes, investment in subsidiary earnings (loss) and equity in (loss) earnings of joint ventures	(113.6)	(46.6)	163.2	(15.5)	(12.5)
Income tax (benefit) expense	(64.6)	(17.9)	30.8	(1.6)	(53.3)
(Loss) income before investment in subsidiary earnings (loss) and equity in (loss) earnings of joint ventures	(49.0)	(28.7)	132.4	(13.9)	40.8
Investment in subsidiary earnings (loss)	84.9	(14.2)	—	(70.7)	—
Equity in (loss) earnings of joint ventures, net of tax	(1.5)	—	8.7	—	7.2
Net income (loss)	34.4	(42.9)	141.1	(84.6)	48.0
Net loss (income) attributable to noncontrolling interests	—	0.3	(13.9)	—	(13.6)
Net income (loss) attributable to MEMC stockholders	$34.4	$(42.6)	$127.2	$(84.6)	$34.4

Condensed Consolidating Statement of Operations
For the Year Ended December 31, 2009
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$494.4	$312.8	$1,367.6	$(1,011.2)	$1,163.6
Cost of goods sold	571.1	282.6	1,182.9	(1,001.1)	1,035.5
Gross profit	(76.7)	30.2	184.7	(10.1)	128.1
Operating expenses:
Marketing and administration	103.9	9.7	48.3	—	161.9
Research and development	31.0	1.6	7.8	—	40.4
Restructuring charges	18.1	—	10.3	—	28.4
Long-lived asset impairment charges	24.6	—	—	—	24.6
Operating (loss) income	(254.3)	18.9	118.3	(10.1)	(127.2)
Non-operating (income) expense:
Interest expense	(4.0)	0.1	8.3	(0.4)	4.0
Interest income	(2.7)	(0.4)	(23.8)	0.4	(26.5)
Increase in fair value of warrant	—	—	(5.4)	—	(5.4)
Other, net	(63.6)	—	54.4	10.1	0.9
Total non-operating (income) expense	(70.3)	(0.3)	33.5	10.1	(27.0)
(Loss) income before income taxes, investment in subsidiary earnings and equity in loss of joint ventures	(184.0)	19.2	84.8	(20.2)	(100.2)
Income tax (benefit) expense	(26.9)	(10.6)	1.4	(6.1)	(42.2)
(Loss) income before investment in subsidiary earnings and equity in loss of joint ventures	(157.1)	29.8	83.4	(14.1)	(58.0)
Investment in subsidiary earnings	91.8	69.3	—	(161.1)	—
Equity in loss of joint ventures, net of tax	(3.0)	—	(8.8)	—	(11.8)
Net (loss) income	(68.3)	99.1	74.6	(175.2)	(69.8)
Net loss attributable to noncontrolling interests	—	0.1	1.4	—	1.5
Net (loss) income attributable to MEMC stockholders	$(68.3)	$99.2	$76.0	$(175.2)	$(68.3)

Condensed Consolidating Balance Sheet
December 31, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$228.9	$58.3	$298.6	$—	$585.8
Restricted cash	—	—	125.2	—	125.2
Accounts receivable, net	65.3	42.5	95.1	—	202.9
Inventories	33.8	68.5	271.0	(51.5)	321.8
Solar energy systems held for development and sale	—	4.1	373.0	(4.1)	373.0
Prepaid and other current assets	34.6	36.9	205.7	—	277.2
Total current assets	362.6	210.3	1,368.6	(55.6)	1,885.9
Investments	3.3	24.4	26.8	—	54.5
Investments in subsidiaries	269.8	(51.6)	—	(218.2)	—
Property, plant and equipment, net:
Semiconductor Materials and Solar Materials	72.3	315.5	916.4	(50.5)	1,253.7
Solar energy systems	—	1.6	1,098.9	38.9	1,139.4
Deferred tax assets, net	36.3	(20.4)	28.9	—	44.8
Restricted cash	—	0.2	37.3	—	37.5
Other assets	24.7	45.9	246.0	—	316.6
Goodwill	—	—	—	—	—
Intangible assets, net	—	145.2	4.0	—	149.2
Total assets	$769.0	$671.1	$3,726.9	$(285.4)	$4,881.6

Condensed Consolidating Balance Sheet
December 31, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$—	$3.7	$—	$3.7
Short-term solar energy system debt and current portion of solar energy system debt, financings and capital leaseback obligations	—	0.3	143.9	—	144.2
Accounts payable	20.0	82.0	592.6	—	694.6
Accrued liabilities	(9.6)	104.6	314.0	—	409.0
Deferred revenue for solar energy systems	—	12.0	29.4	—	41.4
Contingent consideration related to acquisitions	—	71.6	—	—	71.6
Customer and other deposits	30.1	0.4	41.9	—	72.4
Intercompany (receivable) payable and short term notes	(605.7)	619.9	(14.2)	—	—
Total current liabilities	(565.2)	890.8	1,111.3	—	1,436.9
Long-term debt and capital lease obligations, less current portion	550.0	—	17.7	—	567.7
Long-term solar energy system debt, financings and capital leaseback obligations, less current portion	—	2.3	1,208.9	—	1,211.2
Pension and post-employment liabilities	40.5	—	28.9	—	69.4
Customer and other deposits	82.0	—	194.8	—	276.8
Deferred revenue for solar energy systems	—	27.0	130.4	—	157.4
Semiconductor Materials and Solar Materials deferred revenue	—	—	51.2	—	51.2
Long-term intercompany note (receivable) payable	(127.1)	(16.4)	143.5	—	—
Other liabilities	50.9	23.4	251.8	—	326.1
Total liabilities	31.1	927.1	3,138.5	—	4,096.7
Total MEMC stockholders’ equity	737.9	(256.6)	542.0	(285.4)	737.9
Noncontrolling interests	—	0.6	46.4	—	47.0
Total stockholders’ equity	737.9	(256.0)	588.4	(285.4)	784.9
Total liabilities and stockholders’ equity	$769.0	$671.1	$3,726.9	$(285.4)	$4,881.6

Condensed Consolidating Balance Sheet
December 31, 2010
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$15.5	$7.2	$684.6	$—	$707.3
Restricted cash	10.7	0.5	32.6	—	43.8
Accounts receivable, net	87.5	8.0	200.5	—	296.0
Inventories	33.3	59.0	163.2	(40.9)	214.6
Solar energy systems held for development and sale	—	8.6	235.8	(6.9)	237.5
Prepaid and other current assets	35.7	26.6	175.8	—	238.1
Total current assets	182.7	109.9	1,492.5	(47.8)	1,737.3
Investments	2.3	15.4	95.0	(2.4)	110.3
Investments in subsidiaries	1,758.8	911.5	—	(2,670.3)	—
Property, plant and equipment, net:
Semiconductor Materials and Solar Materials	78.5	328.7	1,083.4	(24.7)	1,465.9
Solar energy systems	—	4.2	511.9	51.5	567.6
Deferred tax assets, net	138.1	(27.7)	28.9	—	139.3
Restricted cash	—	0.2	18.5	—	18.7
Other assets	25.2	19.9	132.5	—	177.6
Goodwill	—	342.7	—	—	342.7
Intangible assets, net	—	52.5	—	—	52.5
Total assets	$2,185.6	$1,757.3	$3,362.7	$(2,693.7)	$4,611.9

Condensed Consolidating Balance Sheet
December 31, 2010
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and capital lease obligations	$—	$2.8	$3.6	$—	$6.4
Short-term solar energy system debt and current portion of solar energy system debt, financings and capital leaseback obligations	—	0.3	65.4	—	65.7
Accounts payable	20.9	115.9	608.7	—	745.5
Accrued liabilities	71.5	34.6	152.3	—	258.4
Contingent consideration related to acquisitions	—	106.4	—	—	106.4
Deferred revenue for solar energy systems	—	—	8.8	—	8.8
Customer and other deposits	0.1	0.6	92.2	—	92.9
Intercompany (receivable) payable and short-term notes	(93.9)	131.9	(38.0)	—	—
Total current liabilities	(1.4)	392.5	893.0	—	1,284.1
Long-term debt and capital lease obligations, less current portion	—	—	20.5	—	20.5
Long-term solar energy system debt, financings and capital leaseback obligations, less current portion	—	3.9	586.2	—	590.1
Pension and post-employment liabilities	28.6	—	25.5	—	54.1
Customer and other deposits	—	—	116.2	—	116.2
Deferred revenue for solar energy systems	—	0.7	74.3	—	75.0
Semiconductor Materials and Solar Materials deferred revenue	—	—	115.2	—	115.2
Long-term intercompany note (receivable) payable	(125.2)	(23.6)	148.8	—	—
Other liabilities	31.9	2.8	26.4	—	61.1
Total liabilities	(66.1)	376.3	2,006.1	—	2,316.3
Total MEMC stockholders’ equity	2,251.7	1,381.0	1,312.7	(2,693.7)	2,251.7
Noncontrolling interests	—	—	43.9	—	43.9
Total stockholders’ equity	2,251.7	1,381.0	1,356.6	(2,693.7)	2,295.6
Total liabilities and stockholders’ equity	$2,185.6	$1,757.3	$3,362.7	$(2,693.7)	$4,611.9

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(216.5)	$66.3	$193.0	$(58.1)	$(15.3)
Cash flows from investing activities:
Capital expenditures	(24.1)	(56.4)	(372.0)	—	(452.5)
Construction of solar energy systems		—	(627.5)	29.4	(598.1)
Purchases of cost and equity method investments	(1.1)	(5.0)	(44.3)	—	(50.4)
Proceeds from return of equity method investments	82.0	13.7	—	—	95.7
Change in restricted cash	—	0.5	(124.3)	—	(123.8)
Payments to vendors for refundable deposits on long-term agreements	—	(14.4)	(0.1)	—	(14.5)
Proceeds from sale of property, plant and equipment	—	—	43.9	—	43.9
Cash payments for acquisition, net of cash acquired	—	(160.1)	(3.9)	—	(164.0)
Dividends to and investments in subsidiaries	82.9	2.8	(85.7)	—	—
Other	5.7	(0.1)	(33.5)	28.7	0.8
Net cash provided by (used in) investing activities	145.4	(219.0)	(1,247.4)	58.1	(1,262.9)
Cash flows from financing activities:
Proceeds from Senior notes issuance	550.0	—	—	—	550.0
Cash paid for SunEdison acquisition contingent consideration	—	(50.2)	—	—	(50.2)
Proceeds from solar energy system financing and capital lease obligations	—	0.5	1,070.7	—	1,071.2
Repayments of solar energy system financing and capital lease obligations	—	(1.8)	(264.7)	—	(266.5)
Net repayments of customer deposits related to long-term supply agreements	—	(1.8)	(55.9)	—	(57.7)
Principal payments on long-term debt	—	—	(3.7)	—	(3.7)
Common stock repurchases	(3.6)	—	—	—	(3.6)
Purchases of and dividends to noncontrolling interest	—	—	(49.0)	—	(49.0)
(Repayment of) collection of intercompany debt	(243.7)	257.2	(13.5)	—	—
Debt financing fees	(18.0)	—	(21.8)	—	(39.8)
Net cash provided by financing activities	284.7	203.9	662.1	—	1,150.7
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.1)	6.3	—	6.0
Net increase (decrease) in cash and cash equivalents	213.4	51.1	(386.0)	—	(121.5)
Cash and cash equivalents at beginning of period	15.5	7.2	684.6	—	707.3
Cash and cash equivalents at end of period	$228.9	$58.3	$298.6	$—	$585.8

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2010
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(128.4)	$65.0	$318.5	$92.5	$347.6
Cash flows from investing activities:
Capital expenditures	(25.1)	(45.7)	(281.2)	—	(352.0)
Construction of solar energy systems	—	(1.4)	(171.9)	(106.8)	(280.1)
Proceeds from sale and maturities of investments	—	—	185.0	—	185.0
Purchases of cost and equity method investments	—	(10.4)	(8.4)	—	(18.8)
Proceeds from return of equity method investments	85.3	—	—	—	85.3
Change in restricted cash	—	0.3	(2.1)	—	(1.8)
Payments to vendors for refundable deposits on long-term agreements and loans	—	—	(85.0)	—	(85.0)
Cash payments for acquisition, net of cash acquired	(75.7)	2.2	—	—	(73.5)
Equity infusions or investments in subsidiaries	(30.2)	1.8	28.4	—	—
Other	30.7	2.9	(28.8)	14.3	19.1
Net cash (used in) provided by investing activities	(15.0)	(50.3)	(364.0)	(92.5)	(521.8)

Cash flows from financing activities:
Proceeds from solar energy system financing and capital lease obligations	—	1.8	362.6	—	364.4
Repayments of solar energy system financing and capital lease obligations	—	(1.9)	(59.2)	—	(61.1)
Net repayments of customer deposits related to long-term supply agreements	—	(0.4)	(30.9)	—	(31.3)
Collections on (repayment of) intercompany debt	55.9	(55.9)	—	—	—
Principal payments on long-term debt	—	—	(4.8)	—	(4.8)
Purchases of and dividends to noncontrolling interest	—	(0.8)	(7.5)	—	(8.3)
Common stock repurchases	(2.9)	—	—	—	(2.9)
Debt financing fees	—	—	(12.8)	—	(12.8)
Net cash provided by (used in) financing activities	53.0	(57.2)	247.4	—	243.2
Effect of exchange rate changes on cash and cash equivalents	—	—	5.6	—	5.6
Net (decrease) increase in cash and cash equivalents	(90.4)	(42.5)	207.5	—	74.6
Cash and cash equivalents at beginning of period	105.9	49.7	477.1	—	632.7
Cash and cash equivalents at end of period	$15.5	$7.2	$684.6	$—	$707.3

Condensed Consolidating Statement of Cash Flows
For the Year Ended December 31, 2009
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(111.5)	$146.4	$53.4	$(55.3)	$33.0
Cash flows from investing activities:
Capital expenditures	(7.0)	(30.3)	(188.1)	—	(225.4)
Construction of solar energy systems	—	—	(74.2)	46.2	(28.0)
Proceeds from sale and maturities of investments	—	—	272.5	—	272.5
Purchases of cost and equity method investments	(104.6)	(5.0)	(12.1)	—	(121.7)
Purchase of investments	—	—	(10.9)	—	(10.9)
Change in restricted cash	(10.6)	—	12.8	—	2.2
Cash payments for acquisition, net of cash acquired	(189.3)	(0.6)	1.4	—	(188.5)
Equity infusions or investments in subsidiaries	49.1	5.0	(54.1)	—	—
Other	1.5	—	(10.6)	9.1	—
Net cash provided by (used in) investing activities	(260.9)	(30.9)	(63.3)	55.3	(299.8)

Cash flows from financing activities:
Proceeds from solar energy system financing and capital lease obligations	—	—	78.1	—	78.1
Repayments of solar energy system financing and capital lease obligations	—	—	(15.6)	—	(15.6)
Net repayments of customer deposits related to long-term supply agreements	—	—	(90.4)	—	(90.4)
Collections on (repayment of) intercompany debt	32.4	(32.4)	—	—	—
Principal payments on long-term debt	—	(32.5)	(13.5)	—	(46.0)
Excess tax benefits from share-based compensation arrangements	0.3	—	—	—	0.3
Common stock repurchases	(15.9)	—	—	—	(15.9)
Proceeds from issuance of common stock	0.7	—	—	—	0.7
Debt financing fees	(2.9)	—	—	—	(2.9)
Net cash provided by (used in) financing activities	14.6	(64.9)	(41.4)	—	(91.7)
Effect of exchange rate changes on cash and cash equivalents	(0.3)	0.3	2.9	—	2.9
Net (decrease) increase in cash and cash equivalents	(358.1)	50.9	(48.4)	—	(355.6)
Cash and cash equivalents at beginning of period	464.0	(1.2)	525.5	—	988.3
Cash and cash equivalents at end of period	$105.9	$49.7	$477.1	$—	$632.7

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
MEMC Electronic Materials, Inc.:
We have audited the accompanying consolidated balance sheets of MEMC Electronic Materials, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2011. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MEMC Electronic Materials, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, MEMC Electronic Materials, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for multiple-deliverable arrangements as of January 1, 2011 due to the adoption of Accounting Standards Update 2009-13, Multiple-Deliverable Revenue Arrangements (an amendment to FASB Accounting Standards Codification Topic 605-25).

The Company adopted Financial Accounting Standards Board Accounting Standards Update No. 2009-17, Consolidations: Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, (included in FASB Accounting Standards Codification (ASC) Topic 810, Consolidation, as of January 1, 2010).

/s/ KPMG LLP

St. Louis, Missouri
February 29, 2012

UNAUDITED QUARTERLY FINANCIAL INFORMATION

2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Dollars in millions, except per share data
Net sales	$735.9	$745.6	$516.2	$717.8
Gross profit	114.0	181.1	58.6	(58.8)
Net (loss) income	9.3	47.8	(92.2)	(1,484.9)
Net (income) loss attributable to noncontrolling interests	(13.8)	(0.5)	(2.2)	0.5
Net (loss) income attributable to MEMC stockholders	(4.5)	47.3	(94.4)	(1,484.4)
Basic (loss) income per share	(0.02)	0.21	(0.41)	(6.44)
Diluted (loss) income per share	(0.02)	0.21	(0.41)	(6.44)
Market close stock prices:
High	14.84	12.75	8.58	6.73
Low	11.00	8.04	4.98	3.67

Net sales includes $149.4 million, $19.4 million, and $6.9 million of revenue recognized under the Suntech contract resolution during the second, third and fourth quarters of 2011, respectively. See Note 19.

Inventory charges of $14.2 million, $20.1 million and $79.3 million were recorded during the second, third and fourth quarter of 2011, respectively, due primarily to to the sharp decline in solar wafer pricing and the underutilization of our Kuching solar wafering plant as we implement new technologies. Additionally, due to the earthquake in Japan on March 11, 2011, wafer production in our semiconductor wafer plant in Japan was suspended from that time through April 12, 2011. Due to the unplanned downtime, we recorded $7.7 million and $7.2 million in the second and third quarter of 2011, respectively, as period charges to cost of goods sold for the under absorption of production costs.

In the third and fourth quarters of 2011, we recorded goodwill impairment charges of $56.4 million and $384.1 million, respectively. See Note 3.

During the fourth quarter of 2011, as a result of market conditions, in order to better align our business to current and expected market conditions in the semiconductor and solar markets as well as to improve our overall cost competitiveness and increase cash flow generation across all segments, MEMC committed to a series of actions to reduce the company's global workforce, right size its production capacity and accelerate operating cost reductions in 2012 and beyond. The impact of these initiatives resulted in the following charges during the fourth quarter: $339.5 million in restructuring charges, $365.4 million of long-lived asset impairments, and $67.3 million in impairments on two of our joint ventures accounted for under the equity method. Restructuring charges of $13.6 million were recorded during the second quarter of 2011. See Note 3.

In the fourth quarter of 2011, we recorded an impairment charge of $11.6 million on an investment accounted for under the cost method as an other-than-temporary impairment was determined to have occurred. See Note 3.

In 2011, changes in the valuation allowance on our deferred tax assets resulted in an income tax benefit of $7.1 million and $8.6 million in the second and third quarter, respectively, and an income tax expense of $384.2 million in the fourth quarter. See Note 13.

2010	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Dollars in millions, except per share data
Net sales	$437.7	$448.3	$503.1	$850.1
Gross profit	59.3	76.9	84.9	116.0
Net (loss) income	(9.1)	15.4	18.4	23.3
Net income attributable to noncontrolling interests	(0.5)	(1.6)	(0.8)	(10.7)
Net (loss) income attributable to MEMC stockholders	(9.6)	13.8	17.6	12.6
Basic (loss) income per share	(0.04)	0.06	0.08	0.05
Diluted (loss) income per share	(0.04)	0.06	0.08	0.05
Market close stock prices:
High	15.51	16.82	12.03	13.59
Low	11.60	9.88	9.41	10.93

The fourth quarter increase in net sales was related to the sale of a large Italian solar energy system.
During the second quarter of 2010, we received $11.9 million in net insurance proceeds from our business interruption lost profits claim related to the disruption in production at our Pasadena, Texas facility as a result of Hurricane Ike in 2008.
A (loss)/gain of ($5.3) million, ($6.8) million, $0.2 million and ($2.1) million was recorded to non-operating expense in the quarters ended March 31, June 30, September 30 and December 31, 2010, respectively, due to the mark to market adjustment related to the Suntech warrant as discussed in Note 7 in the Consolidated Financial Statements.
Net income (loss) included income tax benefit of $14.6 million, $16.1 million, $13.6 million and $9.0 million in the quarters ended March 31, June 30, September 30 and December 31, 2010, respectively.
The increase in income attributable to noncontrolling interests in the fourth quarter is a result of the allocation of income on the sale of a large solar energy system to the other joint venture partner.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Financial Statements
The following consolidated financial statements of us and our subsidiaries and the Report of Independent Registered Public Accounting Firm of KPMG LLP are included herein:
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

4.1
Indenture (including the forms of notes), dated March 10, 2011, by and among MEMC Electronic Materials, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed March 10, 2011)

4.2
Registration Rights Agreement, dated March 10, 2011, by and among MEMC Electronic Materials, Inc., the subsidiary guarantors named therein, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Deutsche Bank Securities Inc. and Goldman, Sachs & Co., as representatives of the several initial purchasers of the Notes (Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed March 10, 2011)

10.1
Joint Venture Agreement dated August 28, 1990 among the Company, Pohang Iron and Steel Company, Ltd. (“POSCO”) and Samsung Electronics Company, Ltd. (“Samsung”) (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.2
First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.3
Second Amendment to Joint Venture Agreement dated December 30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.4
MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company’s Form 10-K for the Year ended December 31, 1995)

*10.5
Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

*10.6
Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10.7
Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

10.8
Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation (Incorporated by reference to Exhibit 10-nn(1) of the Company’s Form 10-K/A Amendment No. 2 for the Year ended December 31, 1997)

†10.9
MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on January 26, 2004 (Incorporated by reference to Exhibit 10-cc of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.10	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10-cc(1) of the Company Form 10-Q for the Quarter ended June 30, 2004)

†10.11	Form of Stock Option and Restricted Stock Agreement (Incorporated by reference to Exhibit 10-t(1) of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.12	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.13	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company’s Form 10-K for the Year ended December 31, 1995)

†10.14	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.15	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.16	Form of Stock Option Agreement (Non-employee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q for the Quarter ended March 31, 1997)

†10.17	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-cc(7) of the Company’s Form 10-K for the Year ended December 31, 1999)

†10.18	Form of Stock Option Agreement (4-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(9) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.19	Form of Stock Option Agreement (2-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(10) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.20	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(11) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.21	Form of Stock Option Agreement (Outside Directors) (Incorporated by reference to Exhibit 10-cc(12) of the Company’s Form 10-K for the Year ended December 31, 2003)

†10.22	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on January 24, 2007 (Incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K for the Year ended December 31, 2007)

†10.23	Form of Stock Option Agreement (4 year vesting) (Incorporated by reference to Exhibit 10-dd(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.24	Form of Stock Option Agreement (7 year cliff vesting) (Incorporated by reference to Exhibit 10-dd(2) of the Company’s Form 10-Q for the Quarter ended March 31, 2002)

†10.25	Form of Stock Option Agreement (end of contract vesting) (Incorporated by reference to Exhibit 10-dd(3) of the Company’s Form 10-K for the Year ended December 31, 2002)

†10.26	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10.27	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement filed March 1, 2002)

†10.28	Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers [previously filed]

†10.29	Stock Option Grant Agreement (Four Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q for the Quarter ended June 30, 2002)

†10.30	Form of Restricted Stock Unit Award Agreement under the 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.44 of the Company’s Form 10-K for the year ended December 31, 2005)

†10.31	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q for the Quarter ended September 30, 2002)

†10.32	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj(1) of the Company’s Form 10-Q for the Quarter ended March 31, 2003)

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

†10.35	Summary of Director Compensation [previously filed]

†10.36	Summary of Compensation Arrangements for Certain Named Executive Officers [previously filed]

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

13	Selected pages from the Company's 2011 Annual Report to Stockholders [previously filed]

21	Subsidiaries of the Company [previously filed]

23	Consent of KPMG LLP [previously filed]

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document [previously filed]

101.SCH	XBRL Taxonomy Extension Schema Document [previously filed]

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document [previously filed]

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document [previously filed]

101.LAB	XBRL Taxonomy Extension Label Linkbase Document [previously filed]

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document [previously filed]
_________________________

*	Confidential treatment of certain portions of these documents has been requested or granted.

†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC ELECTRONIC MATERIALS, INC.

		By:	/s/ Brian Wuebbels
Brian Wuebbels Executive Vice President and Chief Financial Officer
Date:	June 21, 2012

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit No.	Description
31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002