Form 10-Q
period 2012-06-30
MEMC ELECTRONIC MATERIALS INC
filed 2012-08-08
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s common stock outstanding at August 6, 2012 was 230,923,934.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net sales	$808.4	$745.6	$1,327.6	$1,481.5
Cost of goods sold	702.0	564.5	1,164.5	1,186.4
Gross profit	106.4	181.1	163.1	295.1
Operating expenses:
Marketing and administration	85.6	94.0	170.3	187.0
Research and development	18.3	21.8	38.4	42.8
Restructuring and impairment charges	1.8	13.6	5.3	13.8
Insurance recovery	—	—	(4.0)	—
Operating income (loss)	0.7	51.7	(46.9)	51.5
Non-operating expense (income):
Interest expense	44.6	21.2	72.3	30.2
Interest income	(1.1)	(0.9)	(1.9)	(1.8)
Other, net	2.3	(15.3)	2.5	(17.3)
Total non-operating expense	45.8	5.0	72.9	11.1
(Loss) income before income taxes and equity in (loss) earnings of joint ventures	(45.1)	46.7	(119.8)	40.4
Income tax expense (benefit)	14.3	0.9	31.3	(13.4)
(Loss) income before equity in earnings of joint ventures	(59.4)	45.8	(151.1)	53.8
(Loss) equity in earnings of joint ventures, net of tax	(0.6)	2.0	(1.8)	3.3
Net (loss) income	(60.0)	47.8	(152.9)	57.1
Net income attributable to noncontrolling interests	(1.3)	(0.5)	(0.4)	(14.3)
Net (loss) income attributable to MEMC stockholders	$(61.3)	$47.3	$(153.3)	$42.8
Basic (loss) income per share	$(0.27)	$0.21	$(0.66)	$0.19
Diluted (loss) income per share	$(0.27)	$0.21	$(0.66)	$0.19
Weighted-average shares used in computing basic (loss) income per share	230.8	229.8	230.8	229.4
Weighted-average shares used in computing diluted (loss) income per share	230.8	230.9	230.8	231.0

Comprehensive (loss) income	$(74.4)	$42.3	$(171.6)	$102.1
Less: comprehensive income attributable to noncontrolling interests	0.7	3.6	0.3	18.6
Comprehensive (loss) income attributable to MEMC stockholders	$(75.1)	$38.7	$(171.9)	$83.5

See accompanying notes to unaudited condensed consolidated financial statements.
MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$448.6	$585.8
Restricted cash	53.1	125.2
Accounts receivable, less allowance for doubtful accounts of $4.4 and $4.9 in 2012 and 2011, respectively	235.2	202.9
Inventories	259.4	321.8
Solar energy systems held for development and sale	246.5	373.0
Prepaid and other current assets	209.8	277.2
Total current assets	1,452.6	1,885.9
Investments	53.9	54.5
Property, plant and equipment, net:
Non-solar energy systems, net of accumulated depreciation of $844.6 and $817.6 in 2012 and 2011, respectively	1,214.4	1,253.7
Solar energy systems, including consolidated variable interest entities of $50.3 and $55.3 in 2012 and 2011, respectively, net of accumulated depreciation of $50.7 and $34.2 in 2012 and 2011, respectively	1,231.1	1,139.4
Deferred tax assets, net	35.5	44.8
Restricted cash	43.8	37.5
Other assets	328.6	316.6
Intangible assets, net	143.5	149.2
Total assets	$4,503.4	$4,881.6

See accompanying notes to unaudited condensed consolidated financial statements.

	June 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.6	$3.7
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations, including consolidated variable interest entities of $2.9 and $5.6 in 2012 and 2011, respectively	130.2	144.2
Accounts payable	419.5	694.6
Accrued liabilities	365.2	409.0
Contingent consideration related to acquisitions	77.9	71.6
Deferred revenue for solar energy systems	184.0	41.4
Customer and other deposits	52.9	72.4
Total current liabilities	1,233.3	1,436.9
Long-term debt, less current portion	565.5	567.7
Long-term solar energy system financing and capital lease obligations, less current portion, including consolidated variable interest entities of $49.2 and $57.0 in 2012 and 2011, respectively	1,238.4	1,211.2
Pension and post-employment liabilities	73.1	69.4
Customer and other deposits	257.3	276.8
Deferred revenue for solar energy systems	143.0	157.4
Non-solar energy system deferred revenue	50.1	51.2
Other liabilities	301.3	326.1
Total liabilities	3,862.0	4,096.7

Redeemable noncontrolling interest	9.8	—
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding in 2012 and 2011	—	—
Common stock, $.01 par value, 300.0 shares authorized, 241.4 and 241.3 shares issued, 230.9 million and 230.8 million outstanding, in 2012 and 2011, respectively	2.4	2.4
Additional paid-in capital	633.8	621.7
Retained earnings	424.2	577.5
Accumulated other comprehensive loss	(22.4)	(3.9)
Treasury stock, 10.5 shares in 2012 and 2011	(459.8)	(459.8)
Total MEMC stockholders’ equity	578.2	737.9
Noncontrolling interests	53.4	47.0
Total stockholders’ equity	631.6	784.9
Total liabilities and stockholders’ equity	$4,503.4	$4,881.6

See accompanying notes to unaudited condensed consolidated financial statements.
MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30, 2012	June 30, 2011
Cash flows from operating activities:
Net (loss) income	$(152.9)	$57.1
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	106.9	104.6
Stock-based compensation	14.1	21.0
Benefit for deferred taxes	(2.1)	(69.1)
Deferred revenue	(3.3)	(40.9)
Loss on supplier contracts	—	50.2
Changes in operating assets and liabilities:
Accounts receivable	(35.6)	8.5
Accounts payable	(248.5)	(38.6)
Inventories	65.2	(115.2)
Solar energy systems held for development and sale	(133.1)	(11.4)
Deferred revenue for solar energy systems	136.5	49.9
Customer and other deposits	(19.7)	(10.1)
Other	(13.9)	(32.4)
Net cash used in operating activities	(286.4)	(26.4)
Cash flows from investing activities:
Capital expenditures	(76.3)	(308.1)
Construction of solar energy systems	(157.7)	(226.7)
Purchases of cost and equity method investments	(26.3)	(49.3)
Net proceeds from equity method investments	7.2	13.7
Change in restricted cash	30.3	(15.9)
Payments to vendors for refundable deposits on long-term agreements	—	(18.8)
Proceeds from sale of property, plant and equipment	—	37.1
Cash paid for acquisition, net of cash acquired	—	(28.7)
Other	(0.1)	(0.6)
Net cash used in investing activities	(222.9)	(597.3)
Cash flows from financing activities:
Proceeds from senior notes issuance	—	550.0
Cash paid for contingent consideration for acquistions	(3.8)	(50.2)
Proceeds from solar energy system financing and capital lease obligations	530.9	217.6
Repayments of solar energy system financing and capital lease obligations	(154.1)	(66.9)
Net repayments of customer deposits related to long-term supply agreements	(0.3)	(51.2)
Principal payments on long-term debt	(1.8)	(1.8)
Common stock issued and repurchased	(0.1)	(2.7)
Proceeds from and (dividends paid to) noncontrolling interests	16.8	(15.2)
Debt financing fees	(13.5)	(23.4)
Net cash provided by financing activities	374.1	556.2
Effect of exchange rate changes on cash and cash equivalents	(2.0)	12.1
Net decrease in cash and cash equivalents	(137.2)	(55.4)
Cash and cash equivalents at beginning of period	585.8	707.3
Cash and cash equivalents at end of period	$448.6	$651.9
Supplemental schedule of non-cash financing activities:
Debt transferred to and assumed by buyer upon sale of solar energy systems	$346.2	$66.1

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries ("MEMC"), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. MEMC has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, which contains MEMC's audited financial statements for such year. Operating results for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

During the three month period ended June 30, 2012, we recorded income tax expense for adjustments to deferred taxes that primarily relate to our pension plan, along with other adjustments to income tax expense, which resulted in a net expense of $6.1 million. These adjustments are out of period because they related to our 2011 consolidated financial statements. The amount of such adjustments was not material to our consolidated results of operations in 2011, and the amount is not expected to be material to the 2012 consolidated results of operations. The expense was recorded in the consolidated results of operations for the three month period ended June 30, 2012.
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
In preparing our condensed consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for investments, depreciation, amortization, leases, accrued liabilities including restructuring, warranties, employee benefits, derivatives, stock-based compensation, income taxes, solar energy system installation and related costs, percentage-of-completion on long-term construction contracts, the fair value of assets and liabilities recorded in connection with business combinations, asset valuations, including allowances, among others. These estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, our future results of operations would be affected.
New Accounting Standards Adopted
In May 2011, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS, to provide guidance about fair value measurement and disclosure requirements. This standard does not extend the use of fair value but, rather, provides guidance as to how fair value should be applied where it is already required or permitted under International Financial Reporting Standards ("IFRS") or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. This standard was adopted on January 1, 2012 and did not have a material impact on our condensed consolidated financial statements.
In June 2011, the FASB issued Accounting Standards Update 2011-05 ("ASU 2011-05"), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This standard was adopted on January 1, 2012, and we have presented components of net income (loss) and other comprehensive income (loss) in one continuous statement for the three and six month periods ended June 30, 2012 and 2011.

(2)	Restructuring and Impairment Charges
2011 Global Plan
During the second half of 2011, the semiconductor and solar industries experienced downturns, of which the downturn in solar was more severe. In order to better align our business to current and expected market conditions in the semiconductor and solar markets, as well as to improve the company's overall cost competitiveness and cash flows across both segments, we committed to a series of actions to reduce the company's global workforce, right size production capacity and accelerate operating cost reductions in 2012 and beyond (the "2011 Global Plan"). These actions included reducing the total workforce by approximately 20%, shuttering the company's Merano, Italy polysilicon facility, reducing production capacity at the company's Portland, Oregon crystal facility and slowing the ramp of the Kuching, Malaysia facility, as well as consolidating our solar wafering and solar energy systems operations into a single Solar Energy business unit effective January 1, 2012. Subject to negotiations with certain vendors and suppliers affected by our actions, we expect the 2011 Global Plan to be substantially complete in 2012, except for certain voluntary termination benefits which are expected to occur in 2013.
We incurred tangible asset impairment charges of $0.6 million and $3.1 million, respectively, on solar wafering assets during the three and six month periods ended June 30, 2012.
Details of expenses related to the 2011 Global Plan are set forth in the following table:

					As of June 30, 2012
In millions	Accrued, December 31, 2011	Year-to-Date Restructuring Charges	Cash Payments	Accrued, June 30, 2012	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2011 Global Plan
Severance and other employee benefits	$60.2	$3.8	$(25.3)	$38.7	$67.0	$70.6
Contract termination (see Note 15)	260.0	(4.9)	(1.8)	253.3	219.5	224.4
Other	51.1	0.8	(4.3)	47.6	52.6	80.4
Total	$371.3	$(0.3)	$(31.4)	$339.6	$339.1	$375.4
2009 U.S. Plan
In September 2009, MEMC committed to actions to reduce manufacturing costs by shifting manufacturing from our St. Peters, Missouri and Sherman, Texas facilities to other locations which are closer to a number of MEMC's customers in the Asia Pacific region (the “2009 U.S. Plan”). MEMC will provide severance benefits to those employees who will be terminated under the 2009 U.S. Plan. We expect the 2009 U.S. Plan to be substantially complete in 2012. Restructuring expenses for the 2009 U.S. Plan recorded in 2011 and 2012 relate primarily to asset move costs. In the three months ended June 30, 2012 and 2011, we recorded restructuring expenses of $2.3 million and $1.4 million, respectively, primarily for infrastructure and equipment moving costs related to the 2009 U.S. Plan. Additionally, we recorded a favorable adjustment to our accrual estimates for the 2009 U.S. Plan of $0.8 million in the three months ended June 30, 2012. No such adjustments were made in the prior year comparable period.
In the six month period ended June 30, 2012 and 2011, we recorded restructuring expenses of $3.3 million and $2.7 million, respectively.

Details of expenses related to the 2009 U.S. Plan are set forth in the following table:

					As of June 30, 2012
In millions	Accrued, December 31, 2011	Year-to-Date Restructuring Charges	Cash Payments	Accrued, June 30, 2012	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2009 U.S. Plan
Severance and other employee benefits	$12.6	$—	$(3.9)	$8.7	$18.0	$18.8
Asset move costs	—	—	—	—	4.9	7.4
Contract termination	2.9	—	(2.9)	—	2.9	2.9
Infrastructure costs and other	—	3.3	(3.3)	—	4.3	—
Total	$15.5	$3.3	$(10.1)	$8.7	$30.1	$29.1

(3)	Inventories
Inventories consist of the following:

	As of	As of
In millions	June 30, 2012	December 31, 2011
Raw materials and supplies	$62.7	$121.6
Goods and work in process	162.4	97.7
Finished goods	34.3	102.5
	$259.4	$321.8
In connection with our 2011 Global Plan, we have realigned our operations such that we are primarily manufacturing solar wafers and sourcing solar cells and modules only for internal consumption by SunEdison. As a result, effective January 1, 2012, all solar wafer, cell and module inventory is classified as goods and work in process. Finished goods inventory as of December 31, 2011 in the above table includes $42.8 million of solar wafer inventory classified as finished goods.
Due to the earthquake in Japan on March 11, 2011, wafer production in our semiconductor wafer plant in Japan was suspended through April 12, 2011. Due to the unplanned downtime, we recorded $7.2 million and $14.9 million in the three and six month periods ended June 30, 2011, respectively, as period charges to cost of goods sold for the under absorption of production costs. We had no similar adjustments during the three and six month periods ended June 30, 2012.

(4)	Solar Energy Systems Held for Development and Sale
Solar energy systems held for development and sale consist of the following:

	As of	As of
In millions	June 30, 2012	December 31, 2011
Under development	$200.9	$193.5
Systems held for sale	45.6	179.5
	$246.5	$373.0

(5)	Investments
The short-term and long-term investments consist of the following:

	As of	As of
In millions	June 30, 2012	December 31, 2011
Items measured at fair value on a recurring basis	$17.5	$16.2
Equity method investments	23.9	25.8
Time deposits	0.3	0.3
Equity investments at cost	12.5	12.5
Total investments	54.2	54.8
Less: short-term investments	0.3	0.3
Long-term investments	$53.9	$54.5
Samsung Fine Chemicals Joint Venture
In February 2011, we entered into a joint venture with Samsung Fine Chemicals Co. Ltd. for the construction and operation of a new facility to produce high purity polysilicon in Ulsan, South Korea (the “SMP JV”). The SMP JV will manufacture and supply polysilicon to MEMC and to international markets. MEMC Singapore Pte. Ltd.'s ownership interest in the joint venture is 50% and Samsung Fine Chemicals Co. Ltd. owns the other 50%.

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

During the three and six month periods ended June 30, 2012, we received cash deposits under the Supply and License Agreement of $5.8 million and $16.0 million, respectively. In total, we have made $40.1 million in equity contributions to the SMP JV, of which $26.2 million was contributed during the three month period ended June 30, 2012. Since inception, the deposits received have exceeded our investment, and we recorded this as a reduction in our equity investment balance with the excess of $49.1 million recorded in long-term customer and other deposits. The cash received is recorded as an investing inflow within the condensed consolidated statement of cash flows. As of June 30, 2012, our investment balance in the SMP JV was $0. Our total cash commitments, inclusive of the $40.1 million invested thus far, are expected to be approximately $175.0 million through 2013. We expect our remaining cash commitments to be substantially offset by proceeds received under the Supply and License Agreement.

(6)	Intangible Assets

Changes in intangible assets, net of accumulated amortization, for the six month period ended June 30, 2012 are as follows:

In millions	As of December 31, 2011	Additions	Amortization or allocation to solar energy systems	Impairments	As of June 30, 2012
Total amortizable intangible assets, net of accumulated amortization of $15.1 and $19.4, respectively	$25.6	$—	$(4.3)	$(0.6)	$20.7
Total indefinite lived intangible assets	123.6	—	(0.2)	(0.6)	122.8
Total intangible assets, net	$149.2	$—	$(4.5)	$(1.2)	$143.5
During the six months ending June 30, 2012 and June 30, 2011, we recognized amortization expense of $4.5 million and $17.0 million, respectively. During the three month periods ending June 30, 2012 and June 30, 2011, we recognized amortization expense of $2.4 million and $3.6 million, respectively. During 2011, we impaired all of our historical goodwill.

(7)	Debt and Capital Lease Obligations
Debt (including consolidated variable interest entities) and capital lease obligations outstanding consist of the following:

	As of June 30, 2012			As of December 31, 2011
	Total Principal	Current and Short-Term	Long-Term	Total Principal	Current and Short-Term	Long-Term
In millions
Non-solar energy system debt:
Senior notes	$550.0	$—	$550.0	$550.0	$—	$550.0
Long-term notes	19.1	3.6	15.5	21.4	3.7	17.7
Total non-solar energy system debt	$569.1	$3.6	$565.5	$571.4	$3.7	$567.7
Solar energy system debt, financings and capital leaseback obligations:
Short-term debt, weighted average interest rate of 6.4% and 6.2%, respectively	$73.3	$73.3	$—	$77.2	$77.2	$—
System construction and term debt	197.5	36.7	160.8	305.8	27.9	277.9
Capital leaseback obligations	101.6	11.7	89.9	107.8	13.3	94.5
Financing leaseback obligations	913.1	8.5	904.6	837.0	8.4	828.6
Other system financing transactions	83.1	—	83.1	27.6	17.4	10.2
Total solar energy system debt, financings and capital leaseback obligations	$1,368.6	$130.2	$1,238.4	$1,355.4	$144.2	$1,211.2
Total debt outstanding	$1,937.7	$133.8	$1,803.9	$1,926.8	$147.9	$1,778.9

Non-solar Energy System Debt

Senior Notes

On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019 (the "2019 Notes"). We incurred $13.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of comprehensive (loss) income over the eight year term. The 2019 Notes were sold at a price equal to 100% of the principal amount thereof. The interest on the 2019 Notes is payable semi-annually, in cash in arrears, on April 1 and October 1, commencing October 1, 2011. We may redeem the 2019 Notes at our option, in whole or in part, at any time on or after April 1, 2014, upon not less than 30 nor more than 60 days notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below.

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

The indenture governing the 2019 Notes contains covenants that limit our and our subsidiaries' ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make other restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to declare dividends, (v) to make other payments affecting restricted subsidiaries, (vi) to enter into certain transactions with affiliates, and (vii) to merge, consolidate or sell substantially all of our assets. These covenants are subject to a number of qualifications and limitations, and in certain situations, a cross default provision that is limited to recourse debt only. As of June 30, 2012, we were in compliance with all covenants in the indenture governing the 2019 Notes.

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
Long-term Notes
Long-term notes at June 30, 2012 totaling $19.1 million are owed to a bank by our Japanese subsidiary, are guaranteed by us, and are secured by the property, plant and equipment of our Japanese subsidiary. Such guarantees would require us to satisfy the loan obligations in the event that our Japanese subsidiary failed to pay such debt in accordance with its stated terms. These loans mature in years ranging from 2012 to 2017.

Solar Energy System Debt, Financings and Capital Leaseback Obligations
Our solar energy systems for which we have short-term and long-term debt, capital leaseback and finance obligations are included in separate legal entities. Of this total debt outstanding, $1,324.7 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. This debt has recourse to those separate legal entities but no recourse to MEMC or our SunEdison subsidiary under the terms of the applicable agreements. The recourse finance obligations are fully collateralized by the related solar energy system assets. These obligations may also include limited guarantees by MEMC or SunEdison related to operations, maintenance and certain indemnities.

Short–term Debt

On September 30, 2011, SunEdison amended and restated its non-recourse project construction financing revolver, which has a term of three years, to increase our borrowing capacity from $50.0 million to $300.0 million. On February 22, 2012, Moody's Investors Service ("Moody's") downgraded our Corporate Family Rating to "B2" from "B1" and downgraded the 2019 Notes to "B3" from "B1". As a result of this downgrade, a draw stop provision in the amended and restated financing agreement prohibited further draws under this revolver. On February 29, 2012, an agreement was reached with one of the lenders in the syndication which would allow us, subject to certain conditions, to maintain availability under this facility of up to $70.0 million. On April 12, 2012, SunEdison further amended and restated this non-recourse project construction financing revolver. The amendment to this facility resulted in our overall borrowing capacity being reduced from $300.0 million to $154.0 million and added another bank to the lender syndication.  The terms of the facility's draw stop provision were also modified such that our amended borrowing capacity was immediately available for draw.

On May 24, 2012, Standard and Poor ("S&P") downgraded our Corporate Family Rating to "B+" from "BB". On June 7, 2012, Moody's downgraded MEMC's Corporate Family Rating to "B3" from "B2" and downgraded the 2019 Notes to "Caa1" from "B3". As a result of the downgrades, the draw stop provision in the amended and restated financing agreement prohibited additional draws under this revolver. On June 28, 2012, SunEdison further amended and restated this non-recourse project construction financing revolver to make certain changes to the revolver and remove one of the lending banks. This amendment to the facility resulted in our overall capacity being reduced from $154.0 million to $110.0 million. Under the terms of the June 28, 2012 amendment, if our Corporate Family or Corporate Credit Rating for Moody's falls below "B1" or our S&P rating falls below "B+", we will be required to post, at our election, a letter of credit or surety bond equal to 15.0% of the total outstanding balance in order to continue to make additional borrowings under this facility. As of June 30, 2012, our ratings remained unchanged. Because our Corporate Family Rating for Moody's was below "B3", a letter of credit equal to 15.0% of the $65.9 million outstanding balances was posted as of June 30, 2012. Additionally, $3.9 million of deferred financing fees were charged to interest expense as a result of the amendments made to our non-recourse project construction financing revolver. No similar charges were incurred in the comparable period of 2011.

Interest on borrowings under the construction financing revolver are based, at our election, on LIBOR plus an applicable margin (currently 3.50%) or at a defined prime rate plus an applicable margin (currently 2.50%). The construction financing revolver also requires SunEdison to pay various fees, including a commitment fee (currently 1.10%). The construction financing revolver will be used to support the construction costs of utility and rooftop solar energy systems throughout the U.S. and Canada. The construction loans are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and will be secured by a pledge of the collateral, including the project contracts and equipment. The outstanding borrowings are typically repaid shortly after completion of the construction of the solar energy systems in accordance with the terms of the construction financing revolver, which repayments are expected to occur over the next three months. This revolver also includes a customary material adverse effect clause whereby a breach may disallow a future draw but not acceleration of payment. This revolver also includes a cross default clause which provides, among other lender rights, the right to restrict future loans as well as the right to accelerate principal and interest payments. Because this is non-recourse financing, covenants relate specifically to the collateral amounts and transfer of right restrictions. As of June 30, 2012 and December 31, 2011, there was $65.9 million and $77.2 million, respectively, outstanding on this construction revolver.

We continue to work with the lending syndicate to add additional lenders to the syndication and increase our borrowing capacity under this construction financing facility; however, there can be no assurance that we will be successful in doing so on terms that we find acceptable, or at all.  In the event additional construction debt is needed and the remainder of the original capacity is not renewed or replaced, we have the ability to draw upon the available capacity of our revolving credit facility (discussed below). In the event we cannot renew, replace or backfill the remainder of the original capacity with other financing or have adequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans and financial position and results of operations.
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

During the three months ended March 31, 2012, we obtained non-recourse term loans from multiple financial institutions which were secured by a 60.4 MW solar energy system in Bulgaria, classified as solar energy systems held for development and sale in the condensed consolidated balance sheet at December 31, 2011. During the three month period ended June 30, 2012, the solar energy system in Bulgaria was sold, and the debt of $189.6 million was assumed by the buyer.

As of June 30, 2012, SunEdison had total solar energy system construction and term debt outstanding of $197.5 million. Of this amount, $111.7 million relates to variable rate debt with interest rates that are tied to either the London Interbank Offered Rate, Euro Interbank Offer Rate, Canadian Dollar Offer Rate or the Prime rate. The variable interest rates have primarily been hedged by our outstanding interest rate swaps as discussed in Note 8. The interest rates on the remaining construction and term debt ranges from 3.0% to 12.0%. The maturities range from 2012 to 2033 and these facilities are collateralized by the related solar energy system assets with an aggregate carrying amount of $80.7 million.

As of June 30, 2012, we were in violation of two non-recourse solar energy system loans totaling $28.2 million as a result of the devaluation of the local currency (Indian Rupee). Accordingly, this long-term debt has been re-classified as short-term debt in the June 30, 2012 statement of financial position.  The lender has not called these loans, but has the option to do so based on the violation.  We are currently seeking a waiver of the covenant violation from the lender, but there are no assurances that a waiver will be obtained.  The solar energy systems for these two project companies collateralize the loans and there is no recourse outside of the project companies.
Capital Leaseback Obligations

We are party to master lease agreements that provide for the sale and simultaneous leaseback of certain solar energy systems constructed by us. As of June 30, 2012, SunEdison had $101.6 million of capital lease obligations outstanding. Generally, this classification occurs when the term of the lease is greater than 75.0% of the estimated economic life of the solar energy system and the transaction is not subject to real estate accounting. The terms of the leases are typically 25 years with certain leases providing terms as low as 10 years and provide for an early buyout option. The specified rental payments are based on projected cash flows that the solar energy system will generate. Since the SunEdison acquisition date on November 20, 2009, SunEdison has not entered into any arrangements that have resulted in accounting for the sale leaseback as a capital lease.
Financing Leaseback Obligations
In certain transactions, we account for the proceeds of sale leasebacks as financings, which are typically secured by the solar energy system asset and its future cash flows from energy sales, but without recourse to MEMC or SunEdison under the terms of the arrangement. The structure of the repayment terms under the lease typically results in negative amortization throughout the financing period, and we therefore recognize the lease payments as interest expense. The balance outstanding for sale leaseback transactions recorded as financings as of June 30, 2012 is $913.1 million, which includes the transactions discussed below. The maturities range from 2021 to 2037 and are collateralized by the related solar energy system assets with a carrying amount of $893.7 million.

On March 31, 2011, one of SunEdison's project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $120.0 million, of which $68.0 million is outstanding and $52.0 million is available as of June 30, 2012. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.
Other System Financing Transactions

Other system financing transactions represent the cash proceeds that SunEdison received in connection with an executed solar energy system sales contract that has not met the sales recognition requirements under real estate accounting and has been accounted for as a financing. Included in other system financing is $16.8 million of proceeds collected under three separate solar energy system sales agreements with the buyer that provides the buyer with a put option that could become an obligation in the event that we are unable to fulfill certain performance warranties set to expire during 2015. The remaining portion of other system financings of $66.3 million relates to cash proceeds received in connection with separate solar energy system sales contracts for which SunEdison has substantial continuing involvement. There are no principal or interest payments associated with these transactions.

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
On May 8, 2012, we further amended our Credit Facility to allow for a consolidated leverage ratio of not greater than 3.00 to 1.00 for the second and third quarters of 2012 and to set our minimum liquidity covenant at $400.0 million for the third quarter of 2012. In the fourth quarter of 2012, our consolidated leverage ratio covenant will revert back to 2.50 to 1.00, and our minimum liquidity covenant under this facility will require a minimum liquidity amount based on our trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). Our minimum liquidity covenant amount will be $500.0 million in the event our trailing twelve month consolidated EBITDA is less than $400.0 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400.0 million and less than $600.0 million, our minimum liquidity amount will be $400.0 million. In the event it is greater than or equal to $600.0 million and less than $850.0 million, our minimum liquidity will be $300.0 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850.0 million, then no minimum liquidity amount is required. The interest rates on borrowings under the Credit Facility were also amended to the eurocurrency rate plus 3.75% and the base rate plus 2.75%, as applicable. The Credit Facility was also amended to permit us to incur up to $250.0 million of convertible or subordinated unsecured indebtedness, subject to compliance with certain conditions.
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
Interest under the Credit Facility will accrue, depending on the type of borrowing, at the base rate (in the case of base rate loans and swing line loans) or the eurocurrency rate (in the case of eurocurrency rate loans), plus, in each case, an applicable rate that varies from (presently 3.75%) for the eurocurrency rate to (presently 2.75%) for the base rate, depending on our consolidated leverage ratio. Interest is due and payable in arrears at the end of each interest period (no less than quarterly) and on the maturity date of the Credit Facility. Principal is due on the maturity date. Commitment fees of 0.50% are payable quarterly on the unused portion of the aggregate commitment of $400.0 million. Letter of credit fees are payable quarterly on the daily amount available to be drawn under a letter of credit at an applicable rate that varies (presently 2.75%), depending on our consolidated leverage ratio.
The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio and a variable minimum liquidity amount.  The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $35.0 million, excluding our non-recourse indebtedness. Our liquidity position was in excess of the minimum liquidity amount by $369.1 million, and our consolidated leverage ratio was 1.7 at June 30, 2012.
As of June 30, 2012 and December 31, 2011, we had no borrowings outstanding under this facility, although we had approximately $129.5 million and $173.0 million, respectively, of outstanding third party letters of credit backed by this facility at such date, which reduces the available capacity. Therefore, funds available under this facility were $270.5 million and $227.0 million as of June 30, 2012 and December 31, 2011, respectively. We were in compliance with all covenants under this facility at June 30, 2012.

Other Financing Commitments
We have short-term committed financing arrangements of approximately $38.2 million at June 30, 2012, of which there were no short-term borrowings outstanding as of June 30, 2012. Of this amount, $11.4 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

During the three months ended June 30, 2012 and 2011, we capitalized $4.8 million and $2.8 million of interest, respectively. During the six months ended June 30, 2012 and 2011, we capitalized $11.4 million and $5.5 million of interest, respectively.

(8)	Derivatives and Hedging Instruments
MEMC’s derivatives and hedging activities consist of:

		Assets (Liabilities or Equity) Fair Value
In millions	Balance Sheet Location	As of June 30, 2012	As of December 31, 2011
Derivatives designated as hedging:
Interest rate swaps	Accrued liabilities	$(4.7)	$(4.5)
Interest rate swaps	Accumulated other comprehensive loss	$(4.1)	$(3.9)
Derivatives not designated as hedging:
Suntech warrant	Other assets	$0.3	$0.5
Interest rate swaps	Accrued liabilities	$—	$(1.1)
Currency forward contracts	Prepaid and other current assets	$3.5	$3.0
Currency forward contracts	Accrued liabilities	$(1.2)	$(1.8)

		(Gains) Losses
		Three Months Ended June 30,		Six Months Ended June 30,
In millions	Statement of Comprehensive (Loss) Income Location	2012	2011	2012	2011
Derivatives not designated as hedging:
Suntech warrant	Other, net	$0.5	$1.9	$0.2	$0.3
Currency forward contracts	Other, net	$(9.5)	$(12.0)	$1.2	$(10.2)
Interest rate swaps	Other, net	$(1.2)	$—	$—	$—
Cross currency swap	Other, net	$(3.3)	$—	$—	$—
To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing our net exposure. A substantial portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time, we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts. As of June 30, 2012 and December 31, 2011, these currency forward contracts had aggregate notional amounts of $347.6 million and $293.2 million, respectively.
We are party to interest rate swap instruments with notional amounts totaling approximately $40.1 million and $41.3 million at June 30, 2012 and December 31, 2011, respectively, that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution to the agreements pays us a floating interest rate. The amount recorded to the condensed consolidated balance sheet as provided in the table above represents the fair value of the net amount that we would settle on the balance sheet date if the agreements were transferred to other third parties or canceled by us. The effective portion of these hedges during the three and six month periods ended June 30, 2012 and 2011 was recorded to accumulated other comprehensive loss. Ineffectiveness of $0.5 million and $0.7 million was recognized during the three and six month periods ended June 30, 2011, respectively. No such ineffectiveness was recognized in 2012.

(9)	Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

	As of June 30, 2012				As of December 31, 2011
Assets (liabilities), in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$—	$17.5	$—	$17.5	$—	$16.2	$—	$16.2
Suntech warrant	—	—	0.3	0.3	—	—	0.5	0.5
Interest rate swaps	—	(4.7)	—	(4.7)	—	(5.6)	—	(5.6)
Currency forward contracts	2.3	—	—	2.3	1.2	—	—	1.2
Contingent consideration related to acquisitions	—	—	(98.4)	(98.4)	—	—	(90.8)	(90.8)
Total	$2.3	$12.8	$(98.1)	$(83.0)	$1.2	$10.6	$(90.3)	$(78.5)
There were no transfers into or out of Level 1, Level 2 or Level 3 financial instruments during the three and six month periods ended June 30, 2012.

The following table summarizes changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011 and June 30, 2012:

In millions	Suntech Warrant	Contingent Consideration Related to Acquisitions	Other Derivatives	Total
Balance at December 31, 2010	$5.2	$(26.2)	$1.6	$(19.4)
Total unrealized gains (losses) included in earnings (1)	(0.3)	6.2	—	5.9
Acquisitions, sales, redemptions and payments	—	(31.0)	0.2	(30.8)
Balance at June 30, 2011	$4.9	$(51.0)	$1.8	$(44.3)
Balance at December 31, 2011	$0.5	$(90.8)	$—	$(90.3)
Total unrealized losses included in earnings (1)	(0.2)	(11.4)	—	(11.6)
Acquisitions, sales, redemptions and payments	—	3.8	—	3.8
Balance at June 30, 2012	$0.3	$(98.4)	$—	$(98.1)
The amount of total losses for the six months ended June 30, 2012 included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(0.2)	$(11.4)	$—	$(11.6)
__________________________

(1)
Amounts included in earnings are recorded to non-operating expense (income) in the condensed consolidated statement of comprehensive (loss) income, except for the amount included in marketing and administration for the contingent consideration related to acquisitions, for which changes to the fair value were recorded to operating income (loss) in the condensed consolidated statement of comprehensive (loss) income.

 The carrying amount of our outstanding short-term debt, long-term debt and capital lease obligations at June 30, 2012 and December 31, 2011 was $1,937.7 million and $1,926.8 million, respectively. The estimated fair value of that debt and capital lease obligations was $1,404.5 million and $1,333.6 million at June 30, 2012 and December 31, 2011, respectively. Fair value of our debt, excluding our $550.0 million 2019 Notes, is calculated using a discounted cash flow model with consideration for our non-performance risk. The estimated fair value of our 2019 Notes was based upon a broker quotation. The estimated fair value of our solar energy system debt related to sale-leasebacks is significantly lower than the carrying value of such debt because the fair value estimate is based on the fair value of our fixed lease payments over the term of the leases. Under real estate accounting, this debt is recorded as a financing obligation, and substantially all of our lease payments are recorded as interest expense with little to no reduction in our debt balance over the term of the lease. As a result, our outstanding sale-leaseback debt obligations will generally result in a one-time gain recognition at the end of the leases for the full amount of the debt. The timing difference between expense and gain recognition will result in increased expense during the term of the leases with a significant book gain at the end of the lease.
(10)     (Loss) Income Per Share
For the three month periods ended June 30, 2012 and June 30, 2011, basic and diluted (loss) income per share (“EPS”) were calculated as follows:

	Three Months Ended June 30, 2012		Three Months Ended June 30, 2011
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net (loss) income attributable to common stockholders	$(61.3)	$(61.3)	$47.3	$47.3
EPS Denominator:
Weighted-average shares outstanding	230.8	230.8	229.8	229.8
Stock options and restricted stock units	—	—	—	1.1
Total shares	230.8	230.8	229.8	230.9
(Loss) income per share	$(0.27)	$(0.27)	$0.21	$0.21

For the six month periods ended June 30, 2012 and June 30, 2011, basic and diluted (loss) income per share (“EPS”) were calculated as follows:

	Six Months Ended June 30, 2012		Six Months Ended June 30, 2011
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net (loss) income attributable to common stockholders	$(153.3)	$(153.3)	$42.8	$42.8
EPS Denominator:
Weighted-average shares outstanding	230.8	230.8	229.4	229.4
Stock options and restricted stock units	—	—	—	1.6
Total shares	230.8	230.8	229.4	231.0
(Loss) income per share	$(0.66)	$(0.66)	$0.19	$0.19

For the three and six month periods ended June 30, 2012, all options to purchase MEMC stock and all restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the respective periods. For the three and six month periods ended June 30, 2011, 20.0 million and 20.4 million shares, respectively, of stock options and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive.

(11)	Stockholders’ Equity
The following table presents the change in total stockholders' equity for the six month period ended June 30, 2012:

In millions	MEMC Stockholders’ Equity	Noncontrolling Interest	Total
Balance, December 31, 2011	$737.9	$47.0	$784.9
Net (loss) income	(153.3)	0.4	(152.9)
Other comprehensive loss, net of tax	(18.6)	(0.1)	(18.7)
Stock plans, net	12.2	—	12.2
SunEdison - distributions to partner	—	(1.2)	$(1.2)
SunEdison - contributions from partner	—	7.3	$7.3
Balance, June 30, 2012	$578.2	$53.4	$631.6
Stock-Based Compensation
 The following table presents information regarding outstanding stock options as of June 30, 2012 and changes during the six month period then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2011	17,066,401	$19.21
Granted	4,441,618	3.32
Exercised	—	—
Forfeited	(1,209,094)	12.87
Expired	(485,697)	27.83
Outstanding at June 30, 2012	19,813,228	$15.82	$—	8
Options exercisable at June 30, 2012	7,756,447	$26.33	$—	6

The weighted-average grant-date fair value per share of options granted was $1.71 and $6.30 for the six month period ended June 30, 2012 and 2011, respectively.

At our May 25, 2012 annual meeting of stockholders, stockholders approved amendments to our equity incentive plans to permit a one-time stock option exchange program pursuant to which certain employees, excluding directors and executive officers, will be permitted to surrender for cancellation certain outstanding stock options with an exercise price substantially greater than our current trading price in exchange for fewer stock options at a lower exercise price. The option exchange program commenced on July 17, 2012 and will remain open until August 17, 2012, unless extended. The number of new stock options replacing surrendered eligible options was determined by an "exchange ratio" dependent on the exercise price of the original options and our then current stock price, and was designed to cause us to incur minimal incremental stock-based compensation expense in future periods. The additional expense will be equal to the excess of the fair value of the replacement options on their grant date over the fair value of the surrendered eligible options immediately before the exchange, and will be recognized over the vesting period of the replacement options.
The following table presents information regarding outstanding restricted stock units as of June 30, 2012 and changes during the six month period then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2011	4,692,159
Granted	1,366,506
Converted	(221,565)
Forfeited	(612,102)
Outstanding at June 30, 2012	5,224,998	$10.8	2

The weighted-average fair value of restricted stock units per share on the date of grant was $3.09 and $11.41 for the six month period ended June 30, 2012 and 2011, respectively.
Stock-based compensation expense for the three month periods ended June 30, 2012 and 2011 was $6.8 million and $7.1 million, respectively. For the six month periods ended June 30, 2012 and 2011, stock based compensation expense was $14.3 million and $20.8 million, respectively.

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
The process for calculating income tax expense (benefit) includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The income tax expense in the three and six month periods ended June 30, 2012 is primarily attributable to the recognition of a valuation allowance on tax assets arising in the current year and taxable income in lower rate jurisdictions. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and tax planning strategies. During the period ended December 31, 2011, we recorded a significant non-cash valuation allowance against the deferred tax assets. The total deferred tax assets, net of valuation allowance, as of June 30, 2012 and December 31, 2011, were $98.6 million and $107.9 million, respectively. We believe that it is more likely than not, with our projections of future taxable income, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets which have not been offset by a valuation allowance at June 30, 2012.
We are subject to income taxes in the United States and numerous foreign jurisdictions. From time to time, we are subject to income tax audits in these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits, or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total amount accrued for uncertain tax positions decreased $3.2 million during the six month period ended June 30, 2012 due to the closure of open statutes of limitations in a certain foreign jurisdiction. A majority of these exposures relate to timing differences and accordingly, the offset was primarily recorded to deferred taxes. The total reserves for uncertain tax positions as of June 30, 2012 and December 31, 2011 was $45.0 million and $48.2 million, respectively.
We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Of the cash and cash equivalents at June 30, 2012, approximately $373.3 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects.
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

(13)	Variable Interest Entities ("VIEs")
Variable interest entities ("VIEs") are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders, as a group, lack one of more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses, or (c) right to receive expected residual returns. Our SunEdison subsidiary may establish joint ventures with non-related parties to share in the risks and rewards associated with solar energy system development, which are facilitated through equity ownership of a project company. We consolidate these project companies if we maintain the power to direct the activities which most significantly impact the project company's performance and share significantly in the risks and rewards of the project company.
We are the primary beneficiary of three VIEs in solar energy projects that we consolidated as of June 30, 2012. The carrying amounts and classification of our consolidated VIEs' assets and liabilities included in our condensed consolidated balance sheet are as follows:

In millions	As of June 30, 2012	As of December 31, 2011
Current assets	$2.9	$3.6
Noncurrent assets	52.8	62.7
Total assets	$55.7	$66.3
Current liabilities	$(7.7)	$(10.9)
Noncurrent liabilities	(49.6)	(57.4)
Total liabilities	$(57.3)	$(68.3)

The amounts shown in the table above exclude intercompany balances, which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources. There are no material VIEs for which we determined we were not the primary beneficiary.

(14)	Deferred Revenue
Deferred revenue consists of the following:

In millions	As of June 30, 2012	As of December 31, 2011
Deferred revenue for solar energy systems:
Short-term profit deferrals and deposits on solar energy system sales	$184.0	$41.4
Long-term profit deferrals and deposits on solar energy system sales	121.6	138.0
Deferred subsidy revenue	21.4	19.4
Total solar energy system deferred revenue	$327.0	$198.8
Non-solar energy system deferred revenue:
Short-term deferred revenue	$—	$0.7
Long-term deferred revenue	50.1	51.2
Total non-solar energy system deferred revenue	50.1	51.9
Total deferred revenue	$377.1	$250.7

(15)	Commitments and Contingencies
Purchase Obligations
We maintain long-term agreements with multiple suppliers in connection with the purchase of certain raw materials and long-term agreements with multiple subcontractors to manufacture solar wafers for us.
As part of our restructuring activities announced in the fourth quarter of 2011, we provided notice to several of our vendors with whom we had long-term supply contracts that we will no longer be fulfilling our purchase obligations. We have recorded an accrual of $221.5 million as of June 30, 2012 associated with the estimated settlements arising from these actions, $94.2 million of which is recorded to short-term accrued liabilities and $127.3 million is recorded as long-term other liabilities in our condensed consolidated balance sheet. The amount accrued and the classification as short-term or long-term liabilities as of June 30, 2012 represents our best estimate of the probable amounts and timing to settle our obligations based on presently known information, which involve the use of assumptions requiring significant judgment. We estimate the range of reasonably possible losses could be up to approximately $500.0 million. These estimates include the contractual terms of the agreements, including whether or not there are fixed volumes and/or fixed prices. In addition, under certain contracts, the counterparty may have a contractual obligation to sell the materials to mitigate their losses. We also included in our estimate of losses consideration around whether we believe the obligation will be settled through arbitration, litigation or commercially viable alternative resolutions. The actual amounts ultimately settled with these vendors could vary significantly. We continue to work toward negotiated settlements with some of these vendors and favorable or unfavorable negotiated resolutions could have a material impact on our future earnings and future cash flows.
Contingent Consideration
As of June 30, 2012, contingent consideration was recorded and is outstanding on five acquisitions which closed in or before 2011, including the acquisition of Fotowatio Renewable Ventures, Inc ("FRV"). The amount payable in cash in connection with the FRV transaction is based on the entities achieving specific milestones, including the development, installation, and interconnection of solar energy systems. The amount accrued under these arrangements was $98.4 million as of June 30, 2012, representing the estimated fair value of these obligations. Of the $98.4 million accrual, $77.9 million is recorded as a short term liability in contingent consideration related to acquisitions and $20.5 million is recorded in other liabilities as a long-term liability. The aggregate maximum payouts which could occur under these arrangements is $159.9 million. The FRV contingent consideration was deemed earned and was increased by $9.8 million during the three month period ended June 30, 2012 based on a change in the estimated fair value of the contingent consideration. On July 6, 2012, FRV contingent consideration was paid in full in the amount of $66.4 million. Any future revisions to the fair value of the contingent consideration, which could be material, will be recorded to the condensed consolidated statement of comprehensive (loss) income.

Commitments
Indemnifications
We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of June 30, 2012.
We generally warrant the operation of our solar energy systems for a period of time. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of historical material warranty claims and expected future claims, we have not recorded a warranty accrual related to solar energy systems as of June 30, 2012. We may also indemnify our customers for tax credits associated with the systems we construct and then sell, including sale leasebacks. During the six month period ended June 30, 2012, we have made additional payments under the terms of the sale agreements to indemnify our customers for approximately $3.7 million for shortfalls in amounts approved by the U.S. Treasury Department related to the Grant in Lieu program tax credits. We believe the potential exposure to such payments could have a significant impact on our cash flows in the second half of 2012, with a maximum exposure of approximately $20.0 million.

In connection with certain contracts to sell solar energy systems directly or as sale-leasebacks, our SunEdison subsidiary has guaranteed the systems' performance for various time periods following the date of interconnection. Also, under separate operations and maintenance services agreements, SunEdison has guaranteed the uptime availability of the systems over the term of the arrangements, which may last up to 20 years. To the extent there are shortfalls in either of the guarantees, SunEdison is required to indemnify the purchaser up to the guaranteed amount through a cash payment. The maximum losses that SunEdison may be subject to for non-performance are contractually limited by the terms of each executed agreement.
Legal Proceedings
We are involved in various legal proceedings, claims, investigations, and other legal matters which arise in the ordinary course of business. Although it is not possible to predict the outcome of these matters, we believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations.
S.O.I.TEC Silicon on Insulator Technologies S.A. v. MEMC Electronic Materials, Inc.
On May 19, 2008, Soitec and Commissariat A L'Energie Atomique ("CEA") filed a complaint against MEMC in the U.S. District Court for the District of Delaware (Civil Action No. 08-292) alleging infringement, including willful infringement, by MEMC of three U.S. patents related to silicon-on-insulator technology, and requested damages and an injunction. Soitec and CEA filed an amended complaint on July 21, 2009, adding a fourth, related patent to the lawsuit. MEMC filed a counterclaim against Soitec for infringement of one of MEMC's U.S. patents. The Court bifurcated the case into two phases, a first liability phase, which, to the extent liability is found, will be followed by a second damages phase. In a memorandum opinion dated October 13, 2010, the Court found that all of MEMC's current products and processes do not infringe any valid claim of the four asserted Soitec patents.

The Court held a jury trial from October 25, 2010 to November 2, 2010. After the Court's October 13, 2010 ruling in favor of MEMC, the only remaining claim that Soitec continued to assert at trial was a single patent claim directed against some mono-implant research and development efforts conducted by MEMC approximately five to seven years ago, none of which have occurred since 2006, and none of which are material or relevant to the current operations at MEMC. MEMC continued to assert at trial its counterclaim for infringement of MEMC's patent. On November 2, 2010, the jury found that certain of Soitec's wafers infringed the patent asserted by MEMC at trial. The jury also found that one of the Soitec patent claims was valid. This single patent claim covers MEMC's mono-implant research and development efforts that ended in 2006. On July 13, 2011, the court denied all post trial motions. Soitec subsequently filed an appeal and MEMC filed a cross-appeal. The appeal is now fully briefed in the U.S. Court of Appeals for the Federal Circuit, and we expect that the oral argument for the appeal will be conducted in September or October of this year. The damages phase of this trial will likely occur after the appeal. We believe that Soitec and CEA's suit against us has no merit, and we are asserting a vigorous defense against these claims, as well as our infringement counterclaim. Although it is not possible to predict the outcome of such matters, we believe that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position, cash flows or results of operations.
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
Our Solar Energy segment provides solar energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market to provide a comprehensive solar energy service to our customers. Our Solar Energy segment also manufactures polysilicon, silicon wafers and solar modules principally to support our downstream solar business. While there continued to be external solar wafer sales during the six month period ended June 30, 2012, these sales were significantly diminished from prior year sales levels and, going forward, solar wafer sales to external parties are expected to continue to decline to or remain at minimal levels given our strategic shift to primarily supplying wafers for internal consumption by our SunEdison subsidiary.
The Chief Operating Decision Maker ("CODM") is our Chief Executive Officer. The CODM evaluates segment performance based on segment operating profit plus interest expense. In order to determine segment operating profit, standard costs are used as the basis for raw material costs allocated between segments and any related variances are allocated based on usage of those raw materials. General corporate marketing and administration costs, substantially all of our stock-based compensation expense, legal professional services and related costs, and other items are not evaluated by segment and are included in Corporate and Other below. Because certain sites include operations, facilities and/or back office functions that are utilized to support our Semiconductor Materials and Solar Energy businesses, we do not have discrete financial information for total assets. Accordingly, the CODM does not consider total assets when analyzing segment performance. The CODM also evaluates the business on several other key operating metrics, including free cash flow.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2012	2011	2012	2011
Net sales:
Semiconductor Materials	$232.7	$275.3	$448.7	$526.8
Solar Energy	575.7	470.3	878.9	954.7
Consolidated net sales	$808.4	$745.6	$1,327.6	$1,481.5
Operating income (loss):
Semiconductor Materials	$(4.3)	$3.4	$(16.8)	$11.8
Solar Energy	27.7	80.8	17.2	113.6
Corporate and Other	(22.7)	(32.5)	(47.3)	(73.9)
Consolidated operating income (loss)	$0.7	$51.7	$(46.9)	$51.5
Interest expense (income):
Semiconductor Materials	$(0.3)	$(0.5)	$(0.5)	$(0.7)
Solar Energy	31.3	8.9	46.0	13.3
Corporate and Other	13.6	12.8	26.8	17.6
Consolidated interest expense	$44.6	$21.2	$72.3	$30.2
Depreciation and amortization:
Semiconductor Materials	$31.6	$31.0	$63.6	$61.6
Solar Energy	22.4	24.6	43.3	43.0
Consolidated depreciation and amortization	$54.0	$55.6	$106.9	$104.6
Capital expenditures:
Semiconductor Materials	$17.7	$34.0	$41.0	$84.7
Solar Energy (1)	71.9	240.5	186.4	447.8
Corporate and Other	5.4	2.3	6.6	2.3
Consolidated capital expenditures	$95.0	$276.8	$234.0	$534.8
__________________________

(1)
Includes construction of solar energy systems of $58.7 million and $174.1 million in the three month periods ended June 30, 2012 and June 30, 2011, respectively, and construction of solar energy systems of $157.7 million and $226.7 million in the six month periods ended June 30, 2012 and June 30, 2011, respectively.

Semiconductor Materials
During the six month period ended June 30, 2012, we recorded income of $4.0 million for an insurance claim to recover a portion of our losses related to the disruption in production at our semiconductor wafer production facility in Utsunomiya, Japan as a result of the Japan earthquake in March 2011. The full amount was recorded during the three month period ended March 31, 2012.
Due to the earthquake in Japan on March 11, 2011, our semiconductor wafer production in Japan was suspended from that time through April 12, 2011. Due to the unplanned downtime and damages to the plant, we recorded $15.8 million as period charges to cost of goods sold in the six months ended June 30, 2011, for the under absorption of costs, inventory adjustments and asset impairment charges. We had no similar adjustments during the six month period ended June 30, 2012.
Solar Energy

During the three month period ended June 30, 2011, there was $149.4 million of revenue recognized in the Solar Energy segment in connection with the resolution of a long-term solar wafer supply contract with a customer. Additionally, the Solar Energy segment charged $52.4 million during the three month period ended June 30, 2011 to cost of goods sold related to the estimated probable shortfall to our purchase obligations associated with take-or-pay agreements we have with suppliers for raw materials. No similar amounts were recorded in this period in 2012.
Corporate and Other
Approximately $13.1 million of net expenses were recorded in Corporate and Other related to legal cases during the six month period ended June 30, 2011. Because the business decision that resulted in this litigation affected multiple segments, these expenses were recorded to Corporate and Other. There were no similar expenses in 2012.

(17)	Unaudited Condensed Consolidating Financial Information
On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019. The 2019 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain wholly owned domestic subsidiaries of the company (the “ Guarantor Subsidiaries”). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the required unaudited condensed consolidating financial information.

Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended June 30, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$176.7	$228.6	$893.5	$(490.4)	$808.4
Cost of goods sold	188.3	141.0	889.7	(517.0)	702.0
Gross margin	(11.6)	87.6	3.8	26.6	106.4
Operating expenses:
Marketing and administration	28.4	28.6	28.6	—	85.6
Research and development	12.4	4.0	1.9	—	18.3
Restructuring and impairment charges	(4.4)	4.0	2.2	—	1.8
Operating (loss) income	(48.0)	51.0	(28.9)	26.6	0.7
Non-operating (income) expense:
Interest expense	11.9	5.3	27.4	—	44.6
Interest income	(0.1)	—	(1.0)	—	(1.1)
Other, net	(14.7)	4.5	11.6	0.9	2.3
Total non-operating (income) expense	(2.9)	9.8	38.0	0.9	45.8
(Loss) income before income taxes, equity in loss of joint ventures and investment income (loss) in subsidiary	(45.1)	41.2	(66.9)	25.7	(45.1)
Income tax (benefit) expense	(24.4)	40.2	(1.3)	(0.2)	14.3
(Loss) income before equity in loss of joint ventures and investment income (loss) in subsidiary	(20.7)	1.0	(65.6)	25.9	(59.4)
Investment in subsidiary loss	(40.6)	(81.4)	—	122.0	—
(Loss) equity in joint ventures, net of tax	—	—	(0.6)	—	(0.6)
Net loss	(61.3)	(80.4)	(66.2)	147.9	(60.0)
Net income attributable to noncontrolling interests	—	(0.4)	(0.9)	—	(1.3)
Net loss attributable to MEMC stockholders	$(61.3)	$(80.8)	$(67.1)	$147.9	$(61.3)

Comprehensive loss	$(62.4)	$(80.4)	$(79.5)	$147.9	$(74.4)
Less: comprehensive income attributable to noncontrolling interests	—	—	0.7	—	0.7
Comprehensive loss attributable to MEMC stockholders	$(62.4)	$(80.4)	$(80.2)	$147.9	$(75.1)

Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Three Months Ended June 30, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$232.1	$111.4	$1,057.5	$(655.4)	$745.6
Cost of goods sold	236.2	99.2	876.9	(647.8)	564.5
Gross margin	(4.1)	12.2	180.6	(7.6)	181.1
Operating expenses:
Marketing and administration	37.1	20.5	36.4	—	94.0
Research and development	15.6	2.1	4.1	—	21.8
Restructuring and impairment charges	6.5	0.4	6.7	—	13.6
Operating (loss) income	(63.3)	(10.8)	133.4	(7.6)	51.7
Non-operating (income) expense:
Interest expense	11.1	0.2	9.5	0.4	21.2
Interest income	(0.1)	(0.2)	(0.2)	(0.4)	(0.9)
Other, net	(12.3)	(2.1)	(5.4)	4.5	(15.3)
Total non-operating (income) expense	(1.3)	(2.1)	3.9	4.5	5.0
(Loss) income before income taxes, equity (loss) earnings of joint ventures and investment in subsidiary earnings	(62.0)	(8.7)	129.5	(12.1)	46.7
Income tax (benefit) expense	(30.5)	13.2	19.5	(1.3)	0.9
(Loss) income before equity in (loss) earnings of joint ventures and investment in subsidiary earnings	(31.5)	(21.9)	110.0	(10.8)	45.8
Investment in subsidiary earnings	78.9	95.2	—	(174.1)	—
(Loss) equity in earnings of joint ventures, net of tax	(0.1)	—	2.1	—	2.0
Net income	47.3	73.3	112.1	(184.9)	47.8
Net loss (income) attributable to noncontrolling interests	—	0.1	(0.6)	—	(0.5)
Net income attributable to MEMC stockholders	$47.3	$73.4	$111.5	$(184.9)	$47.3

Comprehensive income	$47.3	$73.3	$106.6	$(184.9)	$42.3
Less: comprehensive income attributable to noncontrolling interests	—	—	3.6	—	3.6
Comprehensive income attributable to MEMC stockholders	$47.3	$73.3	$103.0	$(184.9)	$38.7

Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Six Months Ended June 30, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$355.4	$329.6	$1,621.5	$(978.9)	$1,327.6
Cost of goods sold	382.0	329.1	1,440.7	(987.3)	1,164.5
Gross margin	(26.6)	0.5	180.8	8.4	163.1
Operating expenses:
Marketing and administration	61.3	52.5	56.5	—	170.3
Research and development	25.6	7.6	5.2	—	38.4
Restructuring and impairment charges	(0.8)	4.0	2.1	—	5.3
Insurance recovery	—	—	(4.0)	—	(4.0)
Operating (loss) income	(112.7)	(63.6)	121.0	8.4	(46.9)
Non-operating (income) expense:
Interest expense	23.4	6.2	42.7	—	72.3
Interest income	(0.1)	—	(1.8)	—	(1.9)
Other, net	(28.4)	(0.6)	25.4	6.1	2.5
Total non-operating (income) expense	(5.1)	5.6	66.3	6.1	72.9
(Loss) income before income taxes, equity loss of joint ventures and investment in subsidiary loss	(107.6)	(69.2)	54.7	2.3	(119.8)
Income tax (benefit) expense	(46.6)	65.5	11.1	1.3	31.3
(Loss) income before equity in loss of joint ventures and investment in subsidiary loss	(61.0)	(134.7)	43.6	1.0	(151.1)
Investment in subsidiary loss	(92.3)	(71.6)	—	163.9	—
Loss in joint ventures, net of tax	—	—	(1.8)	—	(1.8)
Net (loss) income	(153.3)	(206.3)	41.8	164.9	(152.9)
Net income attributable to noncontrolling interests	—	(0.4)	—	—	(0.4)
Net (loss) income attributable to MEMC stockholders	$(153.3)	$(206.7)	$41.8	$164.9	$(153.3)

Comprehensive (loss) income	$(151.9)	$(206.3)	$21.7	$164.9	$(171.6)
Less: comprehensive income attributable to noncontrolling interests	—	—	0.3	—	0.3
Comprehensive (loss) income attributable to MEMC stockholders	$(151.9)	$(206.3)	$21.4	$164.9	$(171.9)

Unaudited Condensed Consolidating Statement of Comprehensive (Loss) Income
For the Six Months Ended June 30, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$440.4	$252.2	$1,947.6	$(1,158.7)	$1,481.5
Cost of goods sold	452.3	244.6	1,627.0	(1,137.5)	1,186.4
Gross margin	(11.9)	7.6	320.6	(21.2)	295.1
Operating expenses:
Marketing and administration	81.8	43.0	62.2	—	187.0
Research and development	30.8	4.2	7.8	—	42.8
Restructuring and impairment charges	6.7	0.4	6.7	—	13.8
Operating (loss) income	(131.2)	(40.0)	243.9	(21.2)	51.5
Non-operating (income) expense:
Interest expense	14.3	0.6	16.0	(0.7)	30.2
Interest income	(0.2)	(0.4)	(1.9)	0.7	(1.8)
Other, net	(22.7)	(1.3)	0.1	6.6	(17.3)
Total non-operating (income) expense	(8.6)	(1.1)	14.2	6.6	11.1
(Loss) income before income taxes, equity in (loss) earnings of joint ventures and investment in subsidiary earnings	(122.6)	(38.9)	229.7	(27.8)	40.4
Income tax (benefit) expense	(44.7)	0.9	31.3	(0.9)	(13.4)
(Loss) income before equity in (loss) earnings of joint ventures and investment in subsidiary earnings	(77.9)	(39.8)	198.4	(26.9)	53.8
Investment in subsidiary earnings	120.8	112.4	—	(233.2)	—
(Loss) equity in earnings of joint ventures, net of tax	(0.1)	—	3.4	—	3.3
Net income	42.8	72.6	201.8	(260.1)	57.1
Net (loss) attributable to noncontrolling interests	—	0.1	(14.4)	—	(14.3)
Net income attributable to MEMC stockholders	$42.8	$72.7	$187.4	$(260.1)	$42.8

Comprehensive income	$42.6	$72.6	$247.0	$(260.1)	$102.1
Less: comprehensive income attributable to noncontrolling interests	—	—	18.6	—	18.6
Comprehensive income attributable to MEMC stockholders	$42.6	$72.6	$228.4	$(260.1)	$83.5

Unaudited Condensed Consolidating Balance Sheet
June 30, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$27.4	$45.3	$375.9	$—	$448.6
Restricted cash	—	—	53.1	—	53.1
Accounts receivable, net	65.8	20.7	148.7	—	235.2
Inventories	25.0	54.5	211.5	(31.6)	259.4
Solar energy systems held for development and sale	—	17.0	91.4	138.1	246.5
Prepaid and other current assets	(7.8)	17.9	199.7	—	209.8
Total current assets	110.4	155.4	1,080.3	106.5	1,452.6
Investments	3.3	24.1	26.5	—	53.9
Investments in subsidiaries	242.1	39.7	—	(281.8)	—
Property, plant and equipment, net:
Non-solar energy systems, net	69.9	304.7	898.9	(59.1)	1,214.4
Solar energy systems, net	—	6.0	1,399.1	(174.0)	1,231.1
Deferred tax assets, net	26.2	(29.0)	38.3	—	35.5
Restricted cash	—	1.7	42.1	—	43.8
Other assets	20.0	49.6	259.0	—	328.6
Intangible assets, net	—	140.7	2.8	—	143.5
Total assets	$471.9	$692.9	$3,747.0	$(408.4)	$4,503.4

Unaudited Condensed Consolidating Balance Sheet
June 30, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$3.6	$—	$3.6
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations	—	0.4	129.8	—	130.2
Accounts payable	9.5	36.9	373.1	—	419.5
Accrued liabilities	17.3	73.8	274.1	—	365.2
Contingent consideration related to acquisitions	—	77.9	—	—	77.9
Deferred revenue for solar energy systems	—	97.3	86.7	—	184.0
Customer and other deposits	12.2	0.4	40.3	—	52.9
Intercompany (receivable) payable and short term notes	(715.7)	639.3	19.4	57.0	—
Total current liabilities	(676.7)	926.0	927.0	57.0	1,233.3
Long-term debt, less current portion	550.0	—	15.5	—	565.5
Long-term solar energy system financing and capital lease obligations, less current portion	—	1.6	1,236.8	—	1,238.4
Pension and post-employment liabilities	43.3	—	29.8	—	73.1
Customer and other deposits	89.2	—	168.1	—	257.3
Deferred revenue for solar energy systems	—	30.5	112.5	—	143.0
Non-solar energy system deferred revenue	—	1.3	48.8	—	50.1
Long-term intercompany notes (receivable) payable	(136.2)	(18.9)	155.1	—	—
Other liabilities	24.1	30.5	246.7	—	301.3
Total liabilities	(106.3)	971.0	2,940.3	57.0	3,862.0
Nonredeemable noncontrolling interests	—	—	9.8	—	9.8
Total MEMC stockholders’ equity	578.2	(278.6)	744.0	(465.4)	578.2
Noncontrolling interests	—	0.5	52.9	—	53.4
Total stockholders’ equity	578.2	(278.1)	796.9	(465.4)	631.6
Total liabilities and stockholders’ equity	$471.9	$692.9	$3,747.0	$(408.4)	$4,503.4

Unaudited Condensed Consolidating Balance Sheet
December 31, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$228.9	$58.3	$298.6	$—	$585.8
Restricted cash	—	—	125.2	—	125.2
Accounts receivable, net	65.3	42.5	95.1	—	202.9
Inventories	33.8	68.5	271.0	(51.5)	321.8
Solar energy systems held for development and sale	—	4.1	373.0	(4.1)	373.0
Prepaid and other current assets	34.6	36.9	205.7	—	277.2
Total current assets	362.6	210.3	1,368.6	(55.6)	1,885.9
Investments	3.3	24.4	26.8	—	54.5
Investments in subsidiaries	269.8	(51.6)	—	(218.2)	—
Property, plant and equipment, net:
Non-solar energy systems, net	72.3	315.5	916.4	(50.5)	1,253.7
Solar energy systems, net	—	1.6	1,098.9	38.9	1,139.4
Deferred tax assets, net	36.3	(20.4)	28.9	—	44.8
Restricted cash	—	0.2	37.3	—	37.5
Other assets	24.7	45.9	246.0	—	316.6
Intangible assets, net	—	145.2	4.0	—	149.2
Total assets	$769.0	$671.1	$3,726.9	$(285.4)	$4,881.6

Unaudited Condensed Consolidating Balance Sheet
December 31, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$3.7	$—	$3.7
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations	—	0.3	143.9	—	144.2
Accounts payable	20.0	82.0	592.6	—	694.6
Accrued liabilities	(9.6)	104.6	314.0	—	409.0
Contingent consideration related to acquisitions	—	71.6	—	—	71.6
Deferred revenue for solar energy systems	—	12.0	29.4	—	41.4
Customer and other deposits	30.1	0.4	41.9	—	72.4
Intercompany (receivable) payable and short-term notes	(605.7)	619.9	(14.2)	—	—
Total current liabilities	(565.2)	890.8	1,111.3	—	1,436.9
Long-term debt, less current portion	550.0	—	17.7	—	567.7
Long-term solar energy system financing and capital lease obligations, less current portion	—	2.3	1,208.9	—	1,211.2
Pension and post-employment liabilities	40.5	—	28.9	—	69.4
Customer and other deposits	82.0	—	194.8	—	276.8
Deferred revenue for solar energy systems	—	27.0	130.4	—	157.4
Non-solar energy system deferred revenue	—	—	51.2	—	51.2
Long-term intercompany notes (receivable) payable	(127.1)	(16.4)	143.5	—	—
Other liabilities	50.9	23.4	251.8	—	326.1
Total liabilities	31.1	927.1	3,138.5	—	4,096.7
Total MEMC stockholders’ equity	737.9	(256.6)	542.0	(285.4)	737.9
Noncontrolling interests	—	0.6	46.4	—	47.0
Total stockholders’ equity	737.9	(256.0)	588.4	(285.4)	784.9
Total liabilities and stockholders’ equity	$769.0	$671.1	$3,726.9	$(285.4)	$4,881.6

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash used in operating activities	$(143.4)	$(8.6)	$(150.1)	$15.7	$(286.4)
Cash flows from investing activities:
Capital expenditures	(12.7)	(14.0)	(49.6)	—	(76.3)
Construction of solar energy systems	—	—	(135.9)	(21.8)	(157.7)
Purchases of cost and equity method investments	—	—	(26.3)	—	(26.3)
Proceeds from equity method investments	7.2	—	—	—	7.2
Change in restricted cash	—	—	30.3	—	30.3
Equity infusions or investments in subsidiaries	(44.0)	(6.7)	50.7	—	—
Other	2.1	—	(8.3)	6.1	(0.1)
Net cash used in investing activities	(47.4)	(20.7)	(139.1)	(15.7)	(222.9)
Cash flows from financing activities:
Cash paid for contingent consideration for acquisitions	—	(3.8)	—	—	(3.8)
Proceeds from solar energy system financing and capital lease obligations	—	—	530.9	—	530.9
Repayments of solar energy system financing and capital lease obligations	—	(0.5)	(153.6)	—	(154.1)
Net repayments of customer deposits related to long-term supply agreements	—	—	(0.3)	—	(0.3)
Principal payments on long term debt	—	—	(1.8)	—	(1.8)
Common stock issued and repurchased	(0.1)	—	—	—	(0.1)
Net proceeds from noncontrolling interests	—	—	16.8	—	16.8
(Repayment of) collection of intercompany debt	(10.7)	20.6	(9.9)	—	—
Debt financing fees	—	—	(13.5)	—	(13.5)
Net cash (used in) provided by financing activities	(10.8)	16.3	368.6	—	374.1
Effect of exchange rate changes on cash and cash equivalents	0.1	—	(2.1)	—	(2.0)
Net (decrease) increase in cash and cash equivalents	(201.5)	(13.0)	77.3	—	(137.2)
Cash and cash equivalents at beginning of period	228.9	58.3	298.6	—	585.8
Cash and cash equivalents at end of period	$27.4	$45.3	$375.9	$—	$448.6

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(332.3)	$24.2	$183.5	$98.2	$(26.4)
Cash flows from investing activities:
Capital expenditures	(14.4)	(16.0)	(277.7)	—	(308.1)
Construction of solar energy systems	—	—	(122.5)	(104.2)	(226.7)
Purchases of cost and equity method investments	(0.5)	(5.0)	(43.8)	—	(49.3)
Proceeds from return of equity method investments	—	13.7	—	—	13.7
Change in restricted cash	—	—	(15.9)	—	(15.9)
Payments to vendors for refundable deposits on long-term agreements	—	(14.4)	(4.4)	—	(18.8)
Proceeds from sale of property plant and equipment	—	—	37.1	—	37.1
Cash paid for acquisition, net of cash acquired	—	(28.7)	—	—	(28.7)
Other	1.0	0.4	(8.0)	6.0	(0.6)
Net cash (used in) investing activities	(13.9)	(50.0)	(435.2)	(98.2)	(597.3)

Cash flows from financing activities:
Proceeds from senior notes issuance	550.0	—	—	—	550.0
Cash paid for contingent consideration for acquisitions	—	(50.2)	—	—	(50.2)
Proceeds from solar energy system financing and capital lease obligations	—	—	217.6	—	217.6
Repayments of solar energy system financing and capital lease obligations	—	(1.8)	(65.1)	—	(66.9)
Net repayments of customer deposits related to long-term supply agreements	—	(0.9)	(50.3)	—	(51.2)
Principal payments on long-term debt	—	—	(1.8)	—	(1.8)
Collections on (repayment of) intercompany debt	11.2	88.9	(100.1)	—	—
Common stock issued and repurchased	(2.7)	—	—	—	(2.7)
Payments to noncontrolling interests	—	—	(15.2)	—	(15.2)
Debt financing fees	(18.0)	—	(5.4)	—	(23.4)
Net cash provided by (used in) financing activities	540.5	36.0	(20.3)	—	556.2
Effect of exchange rate changes on cash and cash equivalents	—	(0.1)	12.2	—	12.1
Net increase (decrease) in cash and cash equivalents	194.3	10.1	(259.8)	—	(55.4)
Cash and cash equivalents at beginning of period	15.5	7.2	684.6	—	707.3
Cash and cash equivalents at end of period	$209.8	$17.3	$424.8	$—	$651.9

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
OVERVIEW
As previously disclosed, the significant 2011 downturn in the solar industry, which has continued into 2012, has seen sharp reductions in pricing of solar modules, solar cells, solar wafers, polysilicon, and to a lesser extent, solar systems. The resulting decline in profitability for all solar companies, including MEMC, has been pronounced. Although we believe the 2011 and early 2012 semiconductor downturn is cyclical, we view the solar market changes as a prolonged market dislocation. During the fourth quarter of 2011, in order to better align our business to the then current and expected market conditions in the semiconductor and solar markets, as well as to improve the company's overall cost competitiveness and increase cash flow generation across all segments, we committed to a series of actions to reduce the company's global workforce, right size its production capacity and accelerate operating cost reductions in 2012 and beyond (the "2011 Global Plan").
In the second quarter of 2012, we continued the implementation of the 2011 Global Plan and execution of our strategic plan for the ongoing operation of our businesses designed to improve our performance and address the challenges within our industries. Our business strategy is designed to address the most significant opportunities and challenges facing the company, including managing cash flow and liquidity risks, executing on our restructuring plans, focusing on semiconductor market share gains, and optimizing solar project pipeline. We believe our liquidity will be sufficient to support our operations for the foreseeable future, although no assurances can be made if significant adverse events beyond our control occur, or if we are unable to access project capital needed to execute our business plan.

Semiconductor Materials Segment
Net sales and gross margins in our Semiconductor Materials segment were lower in the second quarter of 2012 as compared to the same period in 2011 primarily due to pricing and volume decreases. During the second quarter of 2012, we began to realize the benefits of our cost reduction efforts through the ramp of our Ipoh, Malaysia plant and the 2011 Global Plan. These benefits were offset by lower prices, reduced volumes due to the semiconductor market slowdown and lower absorption of fixed production costs as we reduced production capacity on lower demand and to lower inventories. At this time, we expect both volume and demand to improve slightly during the second half of 2012, but results may not improve as much as originally expected at the beginning of 2012. However, due to increasing macroeconomic concerns, our visibility into late 2012 has diminished.
Solar Energy Segment
During the three month period ended June 30, 2012, revenues were recognized for direct sales on 13 projects totaling 144.1 megawatts ("MW"), of which 88.5MW and 19.1MW were sold in Europe and Thailand, respectively. We currently have 103.7MW of solar projects under construction, predominately in the United States, and we continue to evaluate project development opportunities outside of the U.S. Additionally, as of June 30, 2012, we have a 13.6MW project in Spain which is being actively marketed for sale. SunEdison has a project pipeline of approximately 2.9 gigawatts (“GW”) as of June 30, 2012, down slightly from the 3.0GW of project pipeline as of December 31, 2011.
For the three and six month periods ended June 30, 2012, solar wafer revenue decreased significantly over the three and six month periods ended June 30, 2011 because a significant portion of the wafers we manufacture are now internally consumed in our downstream business. While there continued to be external solar wafer sales during the three month period ended June 30, 2012, these sales were significantly diminished from the prior year second quarter and, going forward, solar wafer sales to external parties are expected to continue to decline to or remain at minimal levels given the company's strategic shift to primarily supplying wafers for internal consumption by our solar energy system business. Additionally, solar wafer prices have declined significantly when compared to prior year periods due to softening demand and industry overcapacity. Our solar wafer average selling prices for the three and six months ended June 30, 2012 were approximately 63% and 64% lower as compared to the three and six month periods ended June 30, 2011, respectively.

RESULTS OF OPERATIONS
Net sales by segment for the three and six month periods ended June 30, 2012 and June 30, 2011 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2012	2011	2012	2011
Dollars in millions
Semiconductor Materials	$232.7	$275.3	$448.7	$526.8
Solar Energy	575.7	470.3	878.9	954.7
Total Net Sales	$808.4	$745.6	$1,327.6	$1,481.5
Semiconductor Materials Segment Net Sales
The decrease in Semiconductor Materials net sales in the three month period ended June 30, 2012 compared to the comparable period in the prior year was the result of volume decreases of $15.6 million, price decreases of $25.8 million and a less favorable product mix of $0.3 million. Price decreases occurred across all wafer diameters while the volume decrease was across all diameters except 300mm wafers.
The decrease in Semiconductor Materials net sales in the six month period ended June 30, 2012 compared to the comparable period in the prior year was the result of volume decreases of $28.3 million, price decreases of $45.5 million and a less favorable product mix of $3.4 million. Price decreases occurred across all wafer diameters while the volume decrease was across all diameters except 300mm wafers. Sales volumes during the six month period ended June 30, 2011 were also negatively impacted by the March 2011 earthquake in Japan. Both pricing and volume continue to be negatively impacted by unfavorable market conditions, which we expect will improve slightly during the second half of 2012. Our semiconductor wafer average selling price in the three and six month periods ended June 30, 2012 was approximately 9.8% and 9.5% lower than the average semiconductor wafer selling price for the same periods in 2011.
Solar Energy Segment Net Sales
During the three and six month periods ended June 30, 2012, revenue from solar energy system sales was $458.2 million and $658.5 million, respectively. Comparatively, revenue from solar energy system sales was $116.5 million and $256.0 million during the three and six month periods ended June 30, 2011. The increase is due largely to the sale of solar energy systems totaling 144.1MW and 191.4MW during the three and six month periods ended June 30, 2012, respectively, compared to 23.4MW and 53.5MW during the three and six month periods ended June 30, 2011, respectively. Net sales for the three and six month periods ended June 30, 2012 also included revenues of $39.3 million and $62.3 million, respectively, from energy production as compared to $21.7 million and $35.9 million in the three and six month periods ended June 30, 2011, respectively.
Net sales for the three and six month periods ended June 30, 2011 include $149.4 million of revenue recognized from the resolution of a long term solar wafer supply contract with a customer. There were no similar transactions in the comparable 2012 periods.
Solar Energy segment net sales do not include financing sale-leasebacks with contract sales values of $61.7 million and $80.9 million in the three and six month periods ended June 30, 2012, respectively. Sales contract values of financing sale-leasebacks were $23.0 million and $90.6 million in the three and six month periods ended June 30, 2011, respectively. These transactions are not included in net sales because these transactions resulted in the retention of assets on our balance sheet along with the related non-recourse debt. See “Revenue Recognition” contained in Note 2, "Summary of Significant Accounting Policies", within our 2011 Annual Report on Form 10-K.
Solar wafer sales decreased $104.9 million, or 70%, in the three month period ended June 30, 2012 compared to the comparable period in the prior year, primarily due to solar wafer price decreases of $93.6 million and lower volumes of $11.3 million. Due to the downturn in the solar wafer market, our solar wafer average selling prices in the three and six month periods ended June 30, 2012 were approximately 63% and 64% lower than the solar wafer average selling prices for the same periods in 2011. These sales were significantly diminished from prior periods, and going forward, solar wafer sales to external parties are expected to remain at minimal levels. Also, during the six month period ended June 30, 2012, we recorded revenues of $27.3 million on polysilicon sales to reduce our raw material inventory.

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit	2012	2011	2012	2011
Dollars in millions
Cost of Goods Sold	$702.0	$564.5	$1,164.5	$1,186.4
Gross Profit	106.4	181.1	163.1	295.1
Gross Margin Percentage	13.2%	24.3%	12.3%	19.9%

The decrease in our gross profit dollars and percentage for the three and six month periods ended June 30, 2012 compared to the three and six month periods ended June 30, 2011 is primarily attributed to the $149.4 million in revenue recognized from the resolution of a long term solar wafer supply contract with a customer in the three and six month periods ended June 30, 2011. This was partially offset by the $52.4 million charge recorded to cost of goods sold related to the estimated probable shortfall to our purchase obligations associated with take-or-pay agreements and $15.8 million in charges in our Semiconductor Materials segment related to the Japan earthquake in the three and six month periods ended June 30, 2011. There were no similar sales or charges in the comparable periods of 2012. Additional decreases were caused by the previously mentioned decline in solar wafer sales, offset by the increase in solar energy system sales for both the three and six month periods ended June 30, 2012.
For the three and six month periods ended June 30, 2012, we did not recognize approximately $61.3 million and $74.4 million, respectively, of expected gross margins on completed projects with executed sales agreements that we expect will be recognized at a later date. We also received cash in excess of our system construction costs of $61.7 million and $80.9 million in the three and six month periods ended June 30, 2012, respectively, for our executed sale-leasebacks in which margin will be recognized for U.S. GAAP purposes at the end of the leases.
For the three and six month periods ended June 30, 2011, we did not recognize approximately $12.8 million and $29.4 million, respectively, of expected gross margins on completed projects with executed sales agreements. We also received cash in excess of our system construction costs of $23.0 million and $90.6 million the three and six month periods ended June 30, 2011, respectively, for our executed sale-leasebacks in which margin will be recognized for U.S. GAAP purposes at the end of the leases.

	Three Months Ended June 30,		Six Months Ended June 30,
Marketing and Administration	2012	2011	2012	2011
Dollars in millions
Marketing and Administration	$85.6	$94.0	$170.3	$187.0
As a Percentage of Net Sales	10.6%	12.6%	12.8%	12.6%

The decrease in marketing and administration expenses for the three month period ended June 30, 2012 is primarily due to the absence of charges of $13.1 million recorded in the same period of 2011 related to net legal verdicts and settlements. The FRV contingent consideration was deemed fully earned and increased by $9.8 million during the three month period ended June 30, 2012 based on a change in the estimated fair value of the contingent consideration. This amount was partially offset by a favorable adjustment to the Solaicx contingent consideration of $7.0 million in the three months ended June 30, 2011.

The decrease in marketing and administration expenses for the six month period ended June 30, 2012 is due to the absence of

Japan earthquake related charges of $7.0 million, the previously mentioned legal verdicts and settlements and contingent consideration adjustments. This decrease was partially offset by increased Solar Energy segment costs during the three and six month periods ended June 30, 2012 as compared to the three and six month periods ended June 30, 2011 due to incremental spend on staffing, infrastructure and project development costs to support our solar energy system business. We expect these costs going forward to decrease as a result of our restructuring efforts.

	Three Months Ended June 30,		Six Months Ended June 30,
Research and Development	2012	2011	2012	2011
Dollars in millions
Research and Development	$18.3	$21.8	$38.4	$42.8
As a Percentage of Net Sales	2.3%	2.9%	2.9%	2.9%

R&D expenses consist mainly of product and process development efforts to increase our capabilities in each of our business units. Overall spend on R&D in 2012 has and is expected to continue to decrease from 2011 amounts, particularly as it relates to solar wafering.

	Three Months Ended June 30,		Six Months Ended June 30,
Restructuring and Impairment Charges	2012	2011	2012	2011
Dollars in millions
Restructuring and Impairment Charges	$1.8	$13.6	$5.3	$13.8
As a Percentage of Net Sales	0.2%	1.8%	0.4%	0.9%

During the three and six month periods ended June 30, 2012, we recorded restructuring and impairment charges of $1.8 million and $5.3 million, respectively, which are primarily related to additional costs of our 2009 U.S. Plan.
The restructuring and impairment charges in the three and six month periods ended June 30, 2011 related to the initial actions taken in the second quarter of 2011 for the 2011 Global Plan.

As part of our restructuring activities announced in the fourth quarter of 2011, we provided notice to several of our vendors with whom we had long-term supply contracts that we will no longer be fulfilling our purchase obligations. The actual amounts ultimately settled with these vendors could vary significantly. We continue to work toward negotiated settlements with some of these vendors and favorable or unfavorable negotiated resolutions could have a material impact on our future earnings and future cash flows.

	Three Months Ended June 30,		Six Months Ended June 30,
Insurance Recovery	2012	2011	2012	2011
Dollars in millions
Insurance Recovery	$—	$—	$(4.0)	$—
As a Percentage of Net Sales	—%	—%	(0.3)%	—%

During the six month period ended June 30, 2012, we recorded income of $4.0 million for an insurance settlement to recover the final portion of our losses related to the disruption in production at our Utsunomiya, Japan facility as a result of the March 2011 Japan earthquake.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income (loss)	2012	2011	2012	2011
Dollars in millions
Semiconductor Materials	$(4.3)	$3.4	$(16.8)	$11.8
Solar Energy	27.7	80.8	17.2	113.6
Corporate and Other	(22.7)	(32.5)	(47.3)	(73.9)
Total Operating Income (Loss)	$0.7	$51.7	$(46.9)	$51.5

During the three month period ended June 30, 2012, we had operating income of $0.7 million as compared to $51.7 million in the comparable period in 2011. During the six month period ended June 30, 2012, we incurred an operating loss of $46.9 million as compared to operating income of $51.5 million in the comparable period in 2011. These changes were the net result of the changes in gross profit dollars and operating costs discussed above and as further described below.
Semiconductor Materials Segment
The decrease in our Semiconductor Materials operating income from $3.4 million in the three month period ended June 30, 2011 to an operating loss of $4.3 million in the three month period ended June 30, 2012 was primarily the result of reduced gross profit from lower average wafer price and volume declines. During the three month period ended June 30, 2011, operating margins were negatively impacted by $14.2 million of charges as a result of the earthquake in Japan. When comparing to 2011 results, the reductions in costs which we have begun to realize from the ramp of our Ipoh, Malaysia plant and the 2011 Global Plan were partially offset by lower absorption of fixed production costs as we reduced semiconductor wafer production capacity on lower demand and to lower inventories. The decrease in operating income for the six month period ended June 30, 2012, when compared to the same period in 2011 was the result of price and volume decreases more than offsetting the cost saving benefits of the 2011 Global Plan and 2009 U.S. Plan.
Solar Energy Segment
The decrease in our Solar Energy operating income from $80.8 million in the three month period ended June 30, 2011 to operating income of $27.7 million in the three month period ended June 30, 2012 is primarily attributable to the inclusion of revenue of $149.4 million in 2011 in connection with the resolution of a long term solar wafer supply contract with a customer, offset by the $52.4 million charge recorded to cost of goods sold related to the estimated probable shortfall to our purchase obligations associated with take-or-pay agreements. In addition, the decreases were caused by the significant decline in external solar wafer volume and a 63% decrease in solar wafer pricing. The increases in direct sales of solar energy systems and energy revenues were offset by incremental spend on staffing, infrastructure and project development costs as compared to the three month period ended June 30, 2011 to support our solar system business. We expect these costs going forward to decrease as a result of our restructuring efforts. The decrease in operating income for the six month period ended June 30, 2012 when compared to the same period in 2011, was the result of the significant decline in the solar wafer price and volume, and timing of direct sales of solar energy systems.
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
Corporate and Other
Corporate and Other expenses are comprised of substantially all of our stock-based compensation expense, general corporate marketing and administration costs, research and development administration costs, legal, auditing and tax professional services and related costs, salary and other personnel costs, and other items not reflected in the segments. Corporate and Other operating loss decreased by $9.8 million in the three month period ended June 30, 2012 compared to the same period of 2011, primarily due to lower stock compensation expense, legal fees and other professional service fees. The decrease of $26.6 million in operating loss for the year to date period June 30, 2012, when compared to the same period in the prior year was primarily due to the absence of $13.1 million of net legal verdicts and settlements described above. Additional decreases were caused by lower stock compensation expense, legal fees and other professional fees.

	Three Months Ended June 30,		Six Months Ended June 30,
Non-operating Expense (Income)	2012	2011	2012	2011
Dollars in millions
Interest Expense	$44.6	$21.2	$72.3	$30.2
Interest Income	(1.1)	(0.9)	(1.9)	(1.8)
Other, Net	2.3	(15.3)	2.5	(17.3)
Total Non-operating Expense	$45.8	$5.0	$72.9	$11.1

For the three month period ended June 30, 2012, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration and letter of credit and commitment fees, of $31.6 million related to solar energy systems, net of capitalized interest of $4.0 million. For the three month period ended June 30, 2011, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration, and letter of credit and commitment fees, of $7.1 million related to solar energy systems, net of capitalized interest of $1.4 million. The interest expense related to solar energy systems for the three month period ended June 30, 2012 includes $7.4 million of deferred financing fees that were charged to interest expense when previously issued solar energy system debt was transferred to the buyer upon sale of the system. Additionally, $3.9 million of deferred financing fees were charged to interest expense as a result of amendments made to our non-recourse project construction financing revolver. No similar charges were incurred in the comparable period of 2011. The remaining increases relate to higher balances from non-recourse solar energy systems financing.

During the six month period ended June 30, 2012, we incurred interest expense of $21.4 million related to our 2019 Notes issued on March 10, 2011, as discussed in Liquidity and Capital Resources below, as compared to $13.2 million during the six month period ended June 30, 2011. The remaining increase to interest expense relates primarily to increased debt and leases for new solar energy systems.

For the six month period ended June 30, 2012, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration, and letter of credit and commitment fees, of $46.9 million related to solar energy systems, net of capitalized interest of $9.4 million. For the six month period ended June 30, 2011, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration, and letter of credit and commitment fees, of $12.2 million related to solar energy systems, net of capitalized interest of $2.4 million. The interest expense related to solar energy systems for the six month period ended June 30, 2012 includes the above mentioned deferred financing fees that were charged to interest expense. No similar charges were incurred in the comparable period of 2011. The remaining increases relate to higher balances from non-recourse solar energy systems financing.

The decrease in other, net income for both the three and six month periods ended June 30, 2012 was primarily the result of a gain on Euro based forward contracts of $14.2 million incurred in the second quarter of 2011. There was no similar income in the comparable periods of 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
Income Taxes	2012	2011	2012	2011
Dollars in millions
Income Tax Expense (Benefit)	$14.3	$0.9	$31.3	$(13.4)
Income Tax Rate as a % of (Loss) Income before Income Taxes	(31.7)%	1.9%	(26.1)%	(33.2)%

During the three month period ended June 30, 2012, we recorded an income tax expense of $14.3 million and an effective tax rate of (31.7)% compared to an income tax expense of $0.9 million and an effective tax rate of 1.9% for the three month period ended June 30, 2011. The income tax expense for the three month period ended June 30, 2012 is primarily attributable to the recognition of a valuation allowance on deferred tax assets arising in the current year and taxable income in lower rate jurisdictions. The income tax expense for the second quarter of 2011 is primarily attributed to a deferred taxable loss in the U.S. offset by taxable income in lower rate jurisdictions.
We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Of the cash and cash equivalents at June 30,

2012, approximately $373.3 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects.

	Three Months Ended June 30,		Six Months Ended June 30,
Net income attributable to non Controlling interests	2012	2011	2012	2011
Dollars in millions
Net Income Attributable to non Controlling Interests	$(1.3)	$(0.5)	$(0.4)	$(14.3)

For the six month period ended June 30, 2012, the decline in net income attributable to noncontrolling interests mainly consists of $13.8 million for the profits paid to the partners of certain solar energy systems in 2011, which did not occur in the same period in the current year.

FINANCIAL CONDITION
Cash and cash equivalents decreased $137.2 million from $585.8 million at December 31, 2011 to $448.6 million at June 30, 2012. See additional discussion in Liquidity and Capital Resources below.
Our short-term restricted cash totaled $53.1 million at June 30, 2012 compared to $125.2 million at December 31, 2011. The decrease of $72.1 million was primarily due to the release of restrictions during the six months ended June 30, 2012 on the use of proceeds from a construction loan.
Our prepaid and other current assets decreased $67.4 million to $209.8 million at June 30, 2012 from $277.2 million at December 31, 2011. This decrease was mainly caused by the receipt in 2011 of the note receivable of $33.6 million from the resolution of a long term solar wafer supply contract with a customer from the second quarter of 2011. The remaining decreases were caused by lower VAT and other tax receivables.
Our inventories decreased $62.4 million to $259.4 million at June 30, 2012 from $321.8 million at December 31, 2011. Inventories primarily decreased as a result of lower polysilicon inventory on hand and a decrease in module inventory due to the use of modules in the construction of solar energy systems during the first six months of 2012.
Solar energy systems held for sale and development of $373.0 million at December 31, 2011 decreased $126.5 million to $246.5 million as of June 30, 2012. The decrease primarily relates to the sale of systems during the six month period ended June 30, 2012, which were classified as held for sale as of December 31, 2011.
Accounts payable decreased $275.1 million to $419.5 million at June 30, 2012 from $694.6 million as of December 31, 2011. The decrease relates primarily to the timing of payments to vendors.
Short-term and long-term solar energy system deferred revenues of $198.8 million at December 31, 2011 increased $128.2 million to $327.0 million at June 30, 2012. During the three month period ended June 30, 2012, we deferred $86.5 million on a deposit received from a solar energy system customer. The remaining increase relates to deferred profits from direct sales of solar energy systems in 2012, in which certain production and uptime guarantees exist. In particular, we deferred $29.0 million on the direct sale of a 60.4MW solar energy system in Bulgaria.

LIQUIDITY AND CAPITAL RESOURCES

We incurred a net loss attributable to MEMC stockholders of $61.3 million and $153.3 million for the three and six month periods ended June 30, 2012 and used $286.4 million of cash for operations which included outflows related to the cost to construct solar energy systems that were direct sales. During the six month period ended June 30, 2012, $346.2 million of debt related to direct sales was assumed by the buyer. These debt proceeds were originally classified as financing inflows in prior periods. Because this was a non-cash item, the proceeds are not reclassified to operating cash flows to offset the related construction expenditures.

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

Liquidity

Cash and cash equivalents at June 30, 2012 totaled $448.6 million, compared to $585.8 million at December 31, 2011. The cash balance as of June 30, 2012 of $448.6 million included cash received in connection with the European solar energy systems sales previously mentioned. Due to timing of cash receipts for the European sales, certain account payables for the related solar energy systems were not paid until July 2012. Additionally, on July 6, 2012, FRV contingent consideration was paid in full in the amount of $66.4 million. Of the cash and cash equivalents at June 30, 2012, approximately $373.3 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would have minimal impacts on future cash flows.

We remain focused on reducing inventory levels and solar energy systems held for development and sale. The primary items impacting our liquidity in the future are cash from operations, including working capital effects from the sale of solar energy systems and reduction of current inventory levels, capital expenditures, borrowings and payments under our credit facilities and other financing arrangements, the monetization of our pipeline and the availability of project finance and/or project equity at acceptable terms. We believe our liquidity will be sufficient to support our operations for the foreseeable future, although no assurances can be made if significant adverse events occur, or if we are unable to access project capital needed to execute our business plan.

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
We expect cash on hand, 2012 operating cash flows, project finance debt, the corporate revolving credit facility and project finance construction revolver to provide sufficient capital to support the construction phase of our currently planned projects for 2012 and otherwise meet our capital needs for the remainder of 2012. However, we will continue to need to raise additional funds in the form of long-term project financing, either in the form of project debt or equity, or both. MEMC expects ongoing efforts to secure more capital, including sources of non-recourse project capital, to generate sufficient resources to support growth. We anticipate incremental capital needs for the remainder of 2012 associated with project finance markets to be approximately $300 million depending on the amount of megawatts ultimately installed and interconnected. However, there can be no assurances that such financing will be available to us or at terms that we find acceptable. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted, we may not be able to maintain compliance with our existing debt covenants and our business will suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain and could impact our earnings and our liquidity.
We have discretion in how we use our cash to fund capital expenditures, to develop solar energy systems, and for other costs of our business. We evaluate capital projects and the development of solar energy systems based on their expected strategic impacts and our expected return on investment. We may use this discretion to decrease our capital expenditures and development of solar energy systems, which may impact our operating results and cash flows for future years. For example, we may defer construction of solar energy systems and look for opportunities to partner with outside investors to finance the development of projects. As of June 30, 2012, we have a 13.6MW solar energy system held for sale in Spain which has been interconnected, and we are currently conducting a process to sell or otherwise finance this system. If we delay the construction of solar energy systems or are unable to sell solar energy systems held for sale, our operating results and cash flows will be adversely impacted.
In the six month period ended June 30, 2012, $286.4 million of cash was used for operating activities, compared to $26.4 million that was used for operating activities in the six month period ended June 30, 2011. The increase was primarily a result of the net loss incurred during the six month period ended June 30, 2012, cash used for the construction of solar energy systems held for sale and development and the decrease of accounts payable.
Cash used in investing activities decreased to $222.9 million in the six month period ended June 30, 2012 compared to $597.3 million used in the six month period ended June 30, 2011, primarily due to decreased spending on non-solar energy system property, plant and equipment. Significant spending occurred in the six month period ended June 30, 2011 related to the expansion of our polysilicon and 300 millimeter capacity as well as for the construction of our solar wafer manufacturing facility in Kuching, Malaysia.
For the six month period ended June 30, 2012, cash provided by financing activities was $374.1 million, compared to $556.2 million of cash provided by financing activities in the six month period ended June 30, 2011. The decrease was mainly due to $536.7 million in net proceeds received during the three month period ended March 31, 2011 from the issuance of the the 2019 Notes discussed below, offset partially by net proceeds from solar energy systems financing.

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
On May 8, 2012, we amended our Credit Facility to allow for a consolidated leverage ratio of not greater than 3.00 to 1.00 for the second and third quarters of 2012 and to set our minimum liquidity covenant at $400 million for the third quarter of 2012. In the fourth quarter of 2012, our consolidated leverage ratio covenant will revert back to 2.50 to 1.00, and our minimum liquidity covenant under this facility will require a minimum liquidity amount based on our trailing twelve month consolidated EBITDA. Our minimum liquidity covenant amount will be $500.0 million in the event our trailing twelve month consolidated EBITDA is less than $400.0 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400.0 million and less than $600.0 million, our minimum liquidity amount will be $400.0 million. In the event it is greater than or equal to $600.0 million and less than $850.0 million, our minimum liquidity will be $300.0 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850.0 million, then no minimum liquidity amount is required. The interest rates on borrowings under the Credit Facility were also amended to the eurocurrency rate plus 3.75% and the base rate plus 2.75%, as applicable. The Credit Facility was also amended to permit us to incur up to $250.0 million of convertible or subordinated unsecured indebtedness, subject to compliance with certain conditions.
As of June 30, 2012, we had no outstanding borrowings under this facility, although we had approximately $129.5 million of outstanding third party letters of credit backed by this facility at such date.  Therefore, funds available under this facility were $270.5 million and $227.0 million as of June 30, 2012 and December 31, 2011, respectively. We met all covenants under this facility at June 30, 2012.

On September 30, 2011, SunEdison amended and restated its non-recourse project construction financing revolver, which has a term of three years, to increase our borrowing capacity from $50.0 million to $300.0 million. On February 22, 2012, Moody's Investors Service ("Moody's") downgraded our Corporate Family Rating to "B2" from "B1" and downgraded the 2019 Notes to "B3" from "B1". As a result of this downgrade, a draw stop provision in the amended and restated financing agreement prohibited further draws under this revolver. On February 29, 2012, an agreement was reached with one of the lenders in the syndication which would allow us, subject to certain conditions, to maintain availability under this facility of up to $70.0 million. On April 12, 2012, SunEdison further amended and restated this non-recourse project construction financing revolver. The amendment to this facility resulted in our overall borrowing capacity being reduced from $300.0 million to $154.0 million and added another bank to the lender syndication.  The terms of the facility's draw stop provision were also modified such that our amended borrowing capacity was immediately available for draw.

On May 24, 2012, Standard and Poor ("S&P") downgraded our Corporate Family Rating to "B+" from "BB". On June 7, 2012, Moody's downgraded MEMC's Corporate Family Rating to "B3" from "B2" and downgraded the 2019 Notes to "Caa1" from "B3". As a result of the downgrades, the draw stop provision in the amended and restated financing agreement prohibited additional draws under this revolver. On June 28, 2012, SunEdison further amended and restated this non-recourse project construction financing revolver, to make certain changes to the revolver and remove one of the lending banks. This amendment to the facility resulted in our overall capacity being reduced from $154.0 million to $110.0 million. Under the terms of the June 28, 2012 amendment, if our Corporate Family or Corporate Credit Rating for Moody's falls below "B1" or our S&P rating falls below "B+", we will be required to post, at our election, a letter of credit or surety bond equal to 15% of the total outstanding balance to continue to make additional borrowings under this facility. As of June 30, 2012, our ratings remained unchanged. As our Corporate Family Rating for Moody's was below "B3", a letter of credit equal to 15% of the $65.9 million outstanding balances was posted as of June 30, 2012.

Interest on borrowings under the construction financing revolver are based, at our election, on LIBOR plus an applicable margin (currently 3.50%) or at a defined prime rate plus an applicable margin (currently 2.50%). The construction financing revolver also requires SunEdison to pay various fees, including a commitment fee (currently 1.10%). The construction financing revolver will be used to support the construction costs of utility and rooftop solar energy systems throughout the U.S. and Canada. The construction loans are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and will be secured by a pledge of the collateral, including the project contracts and equipment. The outstanding borrowings are typically repaid shortly after completion of the construction of the solar energy systems in accordance with the terms of the construction financing revolver, which repayments are expected to occur over the next three months. This revolver also includes a customary material adverse effect clause whereby a breach may disallow a future draw but will not require acceleration of payment. This revolver also includes a cross default clause which provides, among other lender rights, the right to restrict future loans as well as the right to accelerate principal and interest payments. Because this is non-recourse financing, covenants relate specifically to the collateral amounts and transfer of right restrictions. As of June 30, 2012 and December 31, 2011, there was $65.9 million and $77.2 million, respectively, outstanding on this construction financing revolver.

We continue to work with the lending syndicate to add additional lenders to the syndication and increase our borrowing capacity under this construction financing facility; however, there can be no assurance that we will be successful in doing so on terms that we find acceptable, or at all.  In the event additional construction debt is needed and the remainder of the original capacity is not renewed or replaced, we have the ability to draw upon the available capacity of our revolving credit facility. In the event we cannot renew, replace or backfill the remainder of the original capacity with other financing or have adequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans and financial position and results of operations.

During the three month period ended March 31, 2012, we obtained non-recourse term loans from multiple financial institutions, secured by a 60.4MW solar energy system in Bulgaria, classified as solar energy systems held for development and sale in the condensed consolidated balance sheet. During the three months ended June 30, 2012, the solar energy system in Bulgaria was sold and the related debt of $189.6 million was assumed by the buyer.

As of June 30, 2012, we were in violation of two non-recourse solar energy system loans totaling $28.2 million as a result of the devaluation of the local currency (Indian Rupee). Accordingly, this long-term debt has been re-classified as short-term debt in the June 30, 2012 statement of financial position.  The lender has not called these loans, but has the option to do so based on the violation.  We are currently seeking a waiver of the covenant violation from the lender, but there are no assurances that a waiver will be obtained.  The solar energy systems for these two project companies collateralize the loans and there is no recourse outside of the project companies.
At June 30, 2012, we had $448.6 million of cash and cash equivalents, $1,937.7 million of debt outstanding, of which the majority is long-term, and availability to borrow up to an additional $270.5 million under our revolving Credit Facility, subject to certain provisions and compliance with covenant requirements, including those described below and in Note 7. Of this total debt outstanding, $1,324.7 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. The breach of any of the Credit Facility provisions or covenants could result in a default under the Credit Facility and could trigger acceleration of repayment, and a cross default on our 2019 Notes, which could have a significant adverse effect on our liquidity and our business. While we expect to comply with the provisions and covenants of the Credit Facility agreement and the Indenture for the 2019 Notes through 2012, deterioration in the worldwide economy and our operational results could cause us to not be in compliance. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse effect on our liquidity and our business.
The excess of the revolver commitment capacity over the current level of outstanding letters of credit and cash borrowings represents the additional borrowing availability under the Credit Facility. The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including a variable minimum liquidity amount and a consolidated leverage ratio. The company's compliance with these covenants is measured at the end of each calender quarter. The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $35 million excluding our non-recourse indebtedness. As of June 30, 2012, we were in compliance with all covenants. Our liquidity position was in excess of the minimum liquidity amount by $369.1 million and our consolidated leverage ratio was 1.7. We anticipate compliance with all covenants for at least the next twelve months. However, the ability to comply with these provisions may be affected by events beyond our control.

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
RECENTLY ISSUED ACCOUNTING STANDARDS
None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements set forth in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our statements regarding realization of the benefits of our tax assets; our expectations relating to repatriation tax effects; our statements regarding our exposure to indemnification of our solar energy system customers; the timing of reclassification of our currency forward contracts; the appropriateness of our tax positions and the timing of our tax audits; the timing of our various manufacturing ramps or the cessation of production at certain facilities; the timing of completion of our consolidation of worldwide equipment to the Ipoh, Malaysia facility; the anticipated growth of our business in 2012 and beyond; our expectation that we will have the financial resources and capabilities needed to meet our business requirements throughout 2012; our expectation that overall R&D spend will decrease in 2012; future amendments or termination of our agreements with our long-term solar wafer customers; our estimates of penalties associated with termination of certain of our long-term supply contracts with our vendors; our expectations regarding solar wafer sales to external parties and sales of our solar energy systems; the nature and extent of tax rebate programs or feed-in-tariffs in the future; the ultimate impact our legal proceedings may have on us; the outcome of any unfair trade practices cases or investigations and the impact such cases or investigations may have on us; the charges we expect to incur, the timing of completion, the savings we expect to realize the number of employees who will be affected and our execution of our announced restructurings; our expectations regarding our future cash flow generation; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems and the current and subsequent accounting treatment of such transactions; our expectations regarding our investments and intended effects of our joint ventures; the sources of funding and our ability to access funding for our SunEdison business; statements regarding the timing of various milestones of our joint ventures; the requirements of and our compliance with the terms governing our indebtedness, including the indenture governing the 2019 Notes; our ability to compete effectively in the markets we serve; and our statements regarding our working capital and other capital requirements for the next 12 months.
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
Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. You should not place undue reliance on such statements, which speak only as of the date that they were made. Factors that could cause actual results to differ materially are set forth under “Item 1A. Risk Factors," in our form 10-K for the year ended December 31, 2011 and below.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of June 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2012.
Changes in Internal Control Over Financial Reporting
There have been no changes in MEMC's internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, MEMC's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by this reference.
Item 1A. Risk Factors.

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011. These risks could materially and adversely affect our business, financial condition and results of operations.

Recent unfair trade complaints filed by the U.S. against imports of solar cells from China, as well as recent unfair trade complaints filed by China against exports of solar-grade polysilicon from the U.S. and South Korea into China, could have significant negative effects on our business, financial condition or results of operations.

In October 2011, a coalition of several U.S. solar companies filed complaints with the U.S. Department of Commerce ("DOC") and International Trade Commission ("ITC") charging that Chinese solar cell manufacturers have engaged in, and benefited from, various unfair trade practices. Earlier this year, the DOC imposed duties on the wholesale price of all modules using solar cells manufactured in China.  A similar trade case has also recently been filed by a coalition of several European solar companies in Europe.

In addition, in July 2012, the China Ministry of Commerce ("MOFCOM") announced that it would investigate unfair trade practices related to solar-grade polysilicon imported into China from the U.S. and South Korea. MEMC is one of the named companies in the MOFCOM petition.

These cases could have a significant impact on both the U.S. solar industry generally and our business specifically, which in the past has relied, and is likely to rely in the future, on modules imported from China for a substantial part of our SunEdison installations.  To the extent that MEMC or SunEdison is or is determined to be the "importer of record" for any solar cells that are imported into the United States or Europe involving Chinese solar cells, the additional cost incurred by the companies directly in the form of import duties could be substantial.  Even if MEMC or SunEdison is not the importer of record, the import duties incurred by our suppliers could significantly increase the cost of modules that we purchase.  Similarly, an unfavorable outcome of the MOFCOM investigation could negatively impact the market prices of solar-grade polysilicon and could restrict our access to the Chinese solar market. The existence and outcome of any of these cases, or if similar cases or retaliatory trade sanctions occur in other countries, could increase the cost of solar components and slow the use of renewable energy throughout the world.  The outcome of this case could also negatively impact specific transactions and negotiations between MEMC and current and future Chinese partners, suppliers and customers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Since 2007, our Board of Directors has had in place a share repurchase program. There were no repurchases during the second quarter of 2012.
Dividend Restrictions
In connection with our March 10, 2011 issuance of the 2019 Notes, we entered into an indenture which restricts us and certain of our subsidiaries from making “restricted payments,” as defined in the indenture. Our corporate credit facility also contains similar restrictions on restricted payments. These restricted payments include the declaration or payment of any dividend or any distribution on account of our or our subsidiaries' equity interests and may not be made unless criteria, as set forth in the indenture, have been met. The indenture and our corporate credit facility also restrict the usage of our working capital in certain situations.

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

10.89†
MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on April 4, 2012 (Incorporated by reference to Exhibit (d)(1) of MEMC's Tender Offer Statement on Schedule TO filed on July 17, 2012)

10.90†
MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Amended and Restated on April 4, 2012 (Incorporated by reference to Exhibit (d)(2) of MEMC's Tender Offer Statement on Schedule TO filed on July 17, 2012)

10.91†
MEMC Electronic Materials, Inc. 2010 Equity Incentive Plan as Amended and Restated on April 4, 2012 (Incorporated by reference to Exhibit (d)(3) of MEMC's Tender Offer Statement on Schedule TO filed on July 17, 2012)

10.92
Third Amendment, dated as of May 8, 2012, to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto

10.93†	Separation Agreement and General Release, dated as of June 14, 2012, by and between MEMC Electronic Materials, Inc. and Mark J. Murphy

10.94†	Separation Agreement and General Release, dated as of June 16, 2012, by and between MEMC Electronic Materials, Inc. and Kenneth H. Hannah Jr.

10.95*	Second Amendment to the Amended & Restated STF Supply Agreement, dated as of June 30, 2012, by and between the Company and PCS Phosphate Company, Inc.

31.1	Certification by the Chief Executive Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of MEMC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	These exhibits constitute management contracts, compensatory plans and arrangements.
*	Request for confidential treatment pending with respect to certain portions of this document.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.
/s/ Brian Wuebbels
August 8, 2012	Name:	Brian Wuebbels
	Title:	Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description

10.92
Third Amendment, dated as of May 8, 2012, to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto

10.93†	Separation Agreement and General Release, dated as of June 14, 2012, by and between MEMC Electronic Materials, Inc. and Mark J. Murphy

10.94†	Separation Agreement and General Release, dated as of June 16, 2012, by and between MEMC Electronic Materials, Inc. and Kenneth H. Hannah Jr.

10.95*	Second Amendment to the Amended & Restated STF Supply Agreement, dated as of June 30, 2012, by and between the Company and PCS Phosphate Company, Inc.

31.1	Certification by the Chief Executive Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of MEMC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

†	These exhibits constitute management contracts, compensatory plans and arrangements.
*	Request for confidential treatment pending with respect to certain portions of this document.