Form 10-Q
period 2012-09-30
MEMC ELECTRONIC MATERIALS INC
filed 2012-11-09
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s common stock outstanding at November 7, 2012 was 230,947,024.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net sales (see Note 14)	$601.6	$516.2	$1,929.2	$1,997.7
Cost of goods sold	514.7	457.6	1,701.8	1,644.0
Gross profit	86.9	58.6	227.4	353.7
Operating expenses:
Marketing and administration	68.9	83.8	239.2	270.8
Research and development	17.4	22.3	55.8	65.1
Goodwill impairment charge	—	56.4	—	56.4
Restructuring and impairment (reversals) charges (see Note 2)	(58.3)	(0.1)	(53.0)	13.7
Insurance recovery	—	—	(4.0)	—
Operating income (loss)	58.9	(103.8)	(10.6)	(52.3)
Non-operating expense (income):
Interest expense	28.0	20.7	100.3	50.9
Interest income	(0.9)	(1.3)	(2.8)	(3.1)
Other, net	(2.4)	13.4	0.1	(3.9)
Total non-operating expense	24.7	32.8	97.6	43.9
Income (loss) before income taxes and equity in (loss) earnings of joint ventures	34.2	(136.6)	(108.2)	(96.2)
Income tax expense (benefit)	(3.3)	(43.2)	27.9	(56.6)
Income (loss) before equity in earnings of joint ventures	37.5	(93.4)	(136.1)	(39.6)
Equity in earnings (loss) of joint ventures, net of tax	0.9	1.2	(0.9)	4.5
Net income (loss)	38.4	(92.2)	(137.0)	(35.1)
Net income attributable to noncontrolling interests	(1.4)	(2.2)	(1.8)	(16.5)
Net income (loss) attributable to MEMC stockholders	$37.0	$(94.4)	$(138.8)	$(51.6)
Basic income (loss) per share (see Note 10)	$0.16	$(0.41)	$(0.61)	$(0.22)
Diluted income (loss) per share (see Note 10)	$0.16	$(0.41)	$(0.61)	$(0.22)

Comprehensive income (loss)	$48.6	$(139.7)	$(145.5)	$(37.6)
Less: comprehensive income (loss) attributable to noncontrolling interests	2.5	(1.0)	2.8	17.6
Comprehensive income (loss) attributable to MEMC stockholders	$46.1	$(138.7)	$(148.3)	$(55.2)

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$609.8	$585.8
Restricted cash	84.2	125.2
Accounts receivable, less allowance for doubtful accounts of $4.3 and $4.9 in 2012 and 2011, respectively	252.0	202.9
Inventories	246.1	321.8
Solar energy systems held for development and sale	246.0	373.0
Prepaid and other current assets	201.2	277.2
Total current assets	1,639.3	1,885.9
Investments	48.4	54.5
Property, plant and equipment, net:
Non-solar energy systems, net of accumulated depreciation of $887.4 and $817.6 in 2012 and 2011, respectively	1,180.6	1,253.7
Solar energy systems, including consolidated variable interest entities of $53.7 and $55.3 in 2012 and 2011, respectively, net of accumulated depreciation of $62.4 and $34.2 in 2012 and 2011, respectively	1,264.9	1,139.4
Deferred tax assets, net	30.9	44.8
Restricted cash	46.5	37.5
Other assets	344.1	316.6
Intangible assets, net	138.3	149.2
Total assets	$4,693.0	$4,881.6

See accompanying notes to unaudited condensed consolidated financial statements.

	September 30, 2012	December 31, 2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.7	$3.7
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations, including consolidated variable interest entities of $2.9 and $5.6 in 2012 and 2011, respectively	143.3	144.2
Accounts payable	463.9	694.6
Accrued liabilities	365.8	409.0
Contingent consideration related to acquisitions	31.8	71.6
Deferred revenue for solar energy systems	142.0	41.4
Customer and other deposits	57.5	72.4
Total current liabilities	1,208.0	1,436.9
Long-term debt, less current portion	761.8	567.7
Long-term solar energy system financing and capital lease obligations, less current portion, including consolidated variable interest entities of $71.2 and $57.0 in 2012 and 2011, respectively	1,404.6	1,211.2
Pension and post-employment liabilities	72.4	69.4
Customer and other deposits	208.2	276.8
Deferred revenue for solar energy systems	147.2	157.4
Non-solar energy system deferred revenue	30.7	51.2
Other liabilities	206.6	326.1
Total liabilities	4,039.5	4,096.7

Redeemable noncontrolling interest	11.4	—
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding in 2012 and 2011	—	—
Common stock, $.01 par value, 300.0 shares authorized, 241.4 and 241.3 shares issued, 230.9 and 230.8 shares outstanding, in 2012 and 2011, respectively	2.4	2.4
Additional paid-in capital	620.2	621.7
Retained earnings	437.8	577.5
Accumulated other comprehensive loss	(13.4)	(3.9)
Treasury stock, 10.5 shares in 2012 and 2011, respectively	(459.8)	(459.8)
Total MEMC stockholders’ equity	587.2	737.9
Noncontrolling interests	54.9	47.0
Total stockholders’ equity	642.1	784.9
Total liabilities and stockholders’ equity	$4,693.0	$4,881.6

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30, 2012	September 30, 2011
Cash flows from operating activities:
Net loss	$(137.0)	$(35.1)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168.4	161.7
Stock-based compensation	22.2	31.7
Goodwill impairment charge	—	56.4
Expense (benefit) for deferred taxes	4.3	(103.5)
Deferred revenue	(17.7)	(61.3)
Changes in operating assets and liabilities:
Accounts receivable	(50.5)	24.0
Accounts payable	(205.4)	133.0
Inventories	79.4	(160.7)
Solar energy systems held for development and sale	(114.5)	(205.5)
Deferred revenue for solar energy systems	101.5	203.0
Customer and other deposits	(34.7)	102.5
Accrued liabilities	(37.5)	(12.6)
Other long term liabilities	(140.2)	28.8
Other	78.3	(1.1)
Net cash (used in) provided by operating activities	(283.4)	161.3
Cash flows from investing activities:
Capital expenditures	(100.3)	(390.4)
Construction of solar energy systems	(193.2)	(470.2)
Purchases of cost and equity method investments	(35.2)	(50.4)
Net proceeds from equity method investments	3.0	83.7
Change in restricted cash	(1.3)	(83.0)
Receipts (payments) to vendors for refundable deposits on long-term agreements	4.8	(14.5)
Proceeds from sale of property, plant and equipment	—	37.1
Cash paid for acquisition, net of cash acquired	—	(162.6)
Other	(0.1)	(0.6)
Net cash used in investing activities	(322.3)	(1,050.9)
Cash flows from financing activities:
Proceeds from senior notes issuance	—	550.0
Proceeds from second lien term loan	196.0	—
Cash paid for contingent consideration for acquistions	(58.0)	(50.2)
Proceeds from solar energy system financing and capital lease obligations	720.3	694.8
Repayments of solar energy system financing and capital lease obligations	(184.0)	(122.1)
Net repayments of customer deposits related to long-term supply agreements	(23.6)	(57.3)
Principal payments on long-term debt	(1.8)	(1.8)
Common stock issued and repurchased	(0.1)	(2.8)
Proceeds from and (dividends paid to) noncontrolling interests	16.4	(15.2)
Debt financing fees	(35.2)	(34.8)
Net cash provided by financing activities	630.0	960.6
Effect of exchange rate changes on cash and cash equivalents	(0.3)	7.8
Net increase in cash and cash equivalents	24.0	78.8
Cash and cash equivalents at beginning of period	585.8	707.3
Cash and cash equivalents at end of period	$609.8	$786.1
Supplemental schedule of non-cash financing activities:
Debt transferred to and assumed by buyer upon sale of solar energy systems	$346.2	$66.1
Capital lease obligation for property, plant and equipment	$—	$78.9

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries ("MEMC"), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. MEMC has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2011, which contains MEMC's audited financial statements for such year. Operating results for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

During the three month period ended June 30, 2012, we recorded income tax expense for adjustments to deferred taxes that primarily relate to our pension plan, along with other adjustments to income tax expense, which resulted in a net expense of $6.1 million. These adjustments were out of period because they related to our 2011 consolidated financial statements. The amount of such adjustments was not material to our consolidated results of operations in 2011, and the amount is not expected to be material to the 2012 consolidated results of operations. The expense was recorded in the consolidated results of operations for the three month period ended June 30, 2012.

In connection with the preparation of our consolidated financial statements for the nine months ended September 30, 2012, management identified an error and revised the amounts previously presented for cost of goods sold due to a non-cash inventory adjustment which eliminated intercompany profit for the six months ended June 30, 2012.  This change increased our cost of goods sold for the nine months ended September 30, 2012 by $22.6 million.  We have determined that the effects of these revisions were not material to previously issued financial statements for the three months ended March 31, 2012 and the three and six months ended June 30, 2012. The Company will revise the condensed consolidated financial statements for the three months ended March 31, 2012 by increasing cost of goods sold by $6.6 million and will revise the three and six months ended June 30, 2012 by increasing cost of goods sold by $16.0 million and $22.6 million, respectively, for this item in future filings that contain such financial statements.  This will result in the net loss increasing from $92.0 million to $98.6 million in the three months ended March 31, 2012 and the net loss increasing from $61.3 million to $77.2 million and from $153.3 million to $175.8 million in the three and six months ended June 30, 2012, respectively.
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

In June 2011, the FASB issued Accounting Standards Update 2011-05 ("ASU 2011-05"), Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 allows an entity to present components of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income, or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. While the new guidance changes the presentation of comprehensive income, there are no changes to the components that are recognized in net income or other comprehensive income under current accounting guidance. This standard was adopted on January 1, 2012, and we have presented components of net income (loss) and other comprehensive income (loss) in one continuous statement for the three and nine month periods ended September 30, 2012 and 2011.

(2)	Restructuring and Impairment (Reversals) Charges
2011 Global Plan
During the second half of 2011, the semiconductor and solar industries experienced downturns, of which the downturn in solar was more severe. In order to better align our business to current and expected market conditions in the semiconductor and solar markets, as well as to improve the company's overall cost competitiveness and cash flows across both segments, we committed to a series of actions to reduce the company's global workforce, right size production capacity and accelerate operating cost reductions in 2012 and beyond (the "2011 Global Plan"). These actions included reducing the total workforce by approximately 20%, shuttering the company's Merano, Italy polysilicon facility, reducing production capacity at the company's Portland, Oregon crystal facility and slowing the ramp of the Kuching, Malaysia facility, as well as consolidating our solar wafering and solar energy systems operations into a single Solar Energy business unit effective January 1, 2012. We expect the 2011 Global Plan to be substantially complete in 2012, except for certain voluntary termination benefits which may be paid in 2013, and ongoing negotiations with certain vendors and suppliers, including those affecting our Merano plant, related to these restructuring activities. We are evaluating our options for our shuttered polysilicon facility in Italy. These options include disposal of the facility through sale or other means or reopening the facility, which could occur in 2013.
On September 4, 2012 we executed two settlement agreements with Evonik Industries AG and Evonik Degussa SpA ("Evonik"), one of our suppliers, to settle disputes arising from our early termination of two take-or-pay supply agreements. One of the original supply agreements also included a provision for the construction and operation of a chlorosilanes plant located on our existing Merano, Italy site for our benefit. Pursuant to the settlement reached, we will pay Evonik a total of 70 million euro, of which 10 million euro was paid in the third quarter of 2012. Pursuant to the settlement reached, the balance will be paid in various installments over the next five quarters. We also expect to obtain title to the chlorosilanes plant in the fourth quarter of 2012. The settlement required our forfeiture of a $10.2 million deposit with Evonik. As a result of this settlement, a favorable adjustment to our 2011 Global Plan accrual was made resulting in $69.2 million of income within restructuring and impairment on the consolidated statement of operations and comprehensive income (loss). Additionally, our obtaining title to the chlorosilanes plant could have additional favorable consequences on the consolidated statement of operations and comprehensive income (loss) in the fourth quarter of 2012.
We incurred tangible asset impairment charges of $14.2 million and $17.3 million, respectively, on solar wafering assets during the three and nine month periods ended September 30, 2012. It was determined that the related assets had no future service potential.
Details of expenses related to the 2011 Global Plan are set forth in the following table:

						As of September 30, 2012
In millions	Accrued, December 31, 2011	Year-to-Date Restructuring Charges	Cash Payments	Currency	Accrued, September 30, 2012	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2011 Global Plan
Severance and other employee benefits	$60.2	$3.5	$(26.9)	$(1.0)	$35.8	$66.7	$72.6
Contract termination (see Note 15)	260.0	(88.0)	(14.7)	0.8	158.1	170.0	170.0
Other	51.1	0.8	(6.9)	0.1	45.1	52.6	72.0
Total	$371.3	$(83.7)	$(48.5)	$(0.1)	$239.0	$289.3	$314.6
2009 U.S. Plan
In September 2009, MEMC committed to actions to reduce manufacturing costs by shifting manufacturing from our St. Peters, Missouri and Sherman, Texas facilities to other locations which are closer to a number of MEMC's customers in the Asia Pacific region (the "2009 U.S. Plan"). MEMC continues to provide severance benefits to those employees who will be terminated under the 2009 U.S. Plan. We expect the 2009 U.S. Plan to be substantially complete in 2012. Restructuring expenses for the 2009 U.S. Plan recorded in 2011 and 2012 relate primarily to asset move costs.
In the three month periods ended September 30, 2012 and 2011, we recorded restructuring expenses of $0.7 million and

$0.2 million, respectively, primarily for infrastructure and equipment moving costs related to the 2009 U.S. Plan. In the nine month periods ended September 30, 2012 and 2011, we recorded restructuring expenses of $4.0 million and $13.7 million, respectively.
Details of expenses related to the 2009 U.S. Plan are set forth in the following table:

					As of September 30, 2012
In millions	Accrued, December 31, 2011	Year-to-Date Restructuring Charges	Cash Payments	Accrued, September 30, 2012	Cumulative Costs Incurred	Total Costs Expected to be Incurred
2009 U.S. Plan
Severance and other employee benefits	$12.6	$—	$(4.7)	$7.9	$18.0	$18.8
Asset move costs	—	—	—	—	4.9	7.4
Contract termination	2.9	—	(2.9)	—	2.9	2.9
Infrastructure costs and other	—	4.0	(4.0)	—	4.0	—
Total	$15.5	$4.0	$(11.6)	$7.9	$29.8	$29.1

(3)	Inventories
Inventories consist of the following:

	As of	As of
In millions	September 30, 2012	December 31, 2011
Raw materials and supplies	$70.1	$121.6
Goods and work in process	128.6	97.7
Finished goods	47.4	102.5
	$246.1	$321.8
In connection with our 2011 Global Plan, we have realigned our operations such that we are primarily manufacturing solar wafers and sourcing solar cells and modules for internal consumption by our wholly owned subsidiary, SunEdison. As a result, effective January 1, 2012, all solar wafer, cell and module inventory is classified as goods and work in process. Finished goods inventory as of December 31, 2011 in the above table includes $42.8 million of solar wafer inventory classified as finished goods.
After the earthquake in Japan on March 11, 2011, wafer production in our semiconductor wafer plant in Japan was suspended through April 12, 2011. Due to the unplanned downtime, we recorded $14.9 million in the nine month period ended September 30, 2011, as period charges to cost of goods sold for the under absorption of production costs. We had no similar adjustments during the three month periods ended September 30, 2012 and September 30, 2011 and the nine month period ended September 30, 2012.

(4)	Solar Energy Systems Held for Development and Sale
Solar energy systems held for development and sale consist of the following:

	As of	As of
In millions	September 30, 2012	December 31, 2011
Under development	$202.6	$193.5
Systems held for sale	43.4	179.5
	$246.0	$373.0

(5)	Investments
The short-term and long-term investments consist of the following:

	As of	As of
In millions	September 30, 2012	December 31, 2011
Items measured at fair value on a recurring basis	$14.7	$16.2
Equity method investments	24.9	25.8
Time deposits	0.3	0.3
Equity investments at cost	8.8	12.5
Total investments	48.7	54.8
Less: short-term investments	0.3	0.3
Long-term investments	$48.4	$54.5
Samsung Fine Chemicals Joint Venture
In February 2011, we entered into a joint venture with Samsung Fine Chemicals Co. Ltd. through our wholly owned subsidiary, MEMC Singapore Pte. Ltd., for the construction and operation of a new facility to produce high purity polysilicon in Ulsan, South Korea (the “SMP JV”). The SMP JV will manufacture and supply polysilicon to MEMC and to international markets through MEMC Singapore. Our ownership interest in the joint venture is 50% and Samsung Fine Chemicals Co. Ltd. owns the other 50%.

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

During the nine month period ended September 30, 2012, under the Supply and License Agreement we made equity contributions of $35.1 million. In total, we have made $49.0 million in equity contributions to the SMP JV, of which $8.9 million was contributed during the three month period ended September 30, 2012. Since inception of the SMP JV, the deposits received have exceeded our investment, and we recorded this as a reduction in our equity investment balance with the excess of $36.3 million recorded in long-term customer and other deposits. The cash received is recorded as an investing inflow within the condensed consolidated statement of cash flows. As of September 30, 2012, our investment balance in the SMP JV was $0. Our total cash commitments, inclusive of the $49.0 million invested thus far, are expected to be approximately $175.0 million through 2013. We expect our remaining cash commitments to be substantially offset by proceeds received under the Supply and License Agreement.

(6)	Intangible Assets

Changes in intangible assets, net of accumulated amortization, for the nine month period ended September 30, 2012 are as follows:

In millions	December 31, 2011	Additions	Amortization or allocation to solar energy systems	Impairments	As of September 30, 2012
Total amortizable intangible assets, net of accumulated amortization of $15.1 and $19.2, respectively	$25.6	$—	$(6.3)	$(0.6)	$18.7
Total indefinite lived intangible assets	123.6	—	(3.4)	(0.6)	119.6
Total intangible assets, net	$149.2	$—	$(9.7)	$(1.2)	$138.3
During the three month periods ending September 30, 2012 and September 30, 2011, we recognized amortization expense of $5.2 million and $6.3 million, respectively. During the nine month periods ending September 30, 2012 and September 30, 2011, we recognized amortization expense of $9.7 million and $12.1 million, respectively. During the three month period ended

September 30, 2011, we impaired goodwill in the amount of $56.4 million related to our Solaicx acquisition. The remaining historical goodwill was impaired in the fourth quarter of 2011.

(7)	Debt and Capital Lease Obligations
Debt (including consolidated variable interest entities, "VIEs") and capital lease obligations outstanding consist of the following:

	As of September 30, 2012			As of December 31, 2011
	Total Principal	Current and Short-Term	Long-Term	Total Principal	Current and Short-Term	Long-Term
In millions
Non-solar energy system debt:
Senior notes	$550.0	$—	$550.0	$550.0	$—	$550.0
Second lien term loan	196.0	—	196.0	—	—	—
Long-term notes	19.5	3.7	15.8	21.4	3.7	17.7
Total non-solar energy system debt	$765.5	$3.7	$761.8	$571.4	$3.7	$567.7
Solar energy system debt, financings and capital leaseback obligations:
Short-term debt, weighted average interest rate of 6.4% and 6.2%, respectively	$54.3	$54.3	$—	$77.2	$77.2	$—
System construction and term debt	286.3	57.0	229.3	305.8	27.9	277.9
Capital leaseback obligations	100.2	11.9	88.3	107.8	13.3	94.5
Financing leaseback obligations	999.6	20.1	979.5	837.0	8.4	828.6
Other system financing transactions	107.5	—	107.5	27.6	17.4	10.2
Total solar energy system debt, financings and capital leaseback obligations	$1,547.9	$143.3	$1,404.6	$1,355.4	$144.2	$1,211.2
Total debt outstanding	$2,313.4	$147.0	$2,166.4	$1,926.8	$147.9	$1,778.9

Non-solar Energy System Debt

Senior Notes

On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019 (the "2019 Notes"). We incurred $13.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of operations and comprehensive (loss) income over the eight year term. The 2019 Notes were sold at a price equal to 100% of the principal amount thereof. The interest on the 2019 Notes is payable semi-annually, in cash in arrears, on April 1 and October 1. We may redeem the 2019 Notes at our option, in whole or in part, at any time on or after April 1, 2014, upon not less than 30 nor more than 60 days notice at the redemption prices (expressed as percentages of the principal amount to be redeemed) set forth below, plus any accrued and unpaid interest and additional interest, if any, to the redemption date, if redeemed during the 12-month period beginning on April 1 of the years indicated below.

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

The indenture governing the 2019 Notes contains covenants that limit our and our subsidiaries' ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make other restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to declare dividends, (v) to make other payments affecting restricted subsidiaries, (vi) to enter into certain transactions with affiliates, and (vii) to merge, consolidate or sell substantially all of our assets. These covenants are subject to a number of qualifications and limitations, and in certain situations, a cross default provision that is limited to recourse debt only. As of September 30, 2012, we were in compliance with all covenants in the indenture governing the 2019 Notes.

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
Long-term Notes
Long-term notes at September 30, 2012 totaling $19.5 million are owed to a bank by our Japanese subsidiary, are guaranteed by us, and are secured by the property, plant and equipment of our Japanese subsidiary. Such guarantees would require us to satisfy the loan obligations in the event that our Japanese subsidiary failed to pay such debt in accordance with its stated terms. These loans mature in years ranging from 2012 to 2017.

Second Lien Term Loan Credit Agreement
On September 28, 2012, we entered into a Second Lien Credit Agreement ("Term Loan") with Goldman Sachs Bank USA and Deutsche Bank Securities Inc. providing for a term loan maturing on October 2, 2017, in an aggregate principal amount of $200.0 million, with a 2.0% discount to par for proceeds of $196.0 million. Additionally, we incurred $10.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of operations and comprehensive (loss) income over the five year term. Interest under the Term Loan will accrue, depending on the type of borrowing, at the base rate or the eurocurrency rate, with a floor of 1.50%, plus an applicable rate equal to 9.25% for the eurocurrency rate and 8.25% for the base rate. Interest is due and payable in arrears at the end of each interest period, no less than quarterly, and on the maturity date. As of September 30, 2012 the current interest rate on the Term Loan is 10.75%.

The obligations under the Term Loan are guaranteed by certain of our domestic subsidiaries pursuant to a guaranty agreement executed by each such subsidiary. Our obligations and the guaranty obligations of the subsidiaries are secured by second priority liens on and security interests in substantially all of our present and future assets and the assets of the subsidiary guarantors, including a pledge of the capital stock of domestic and foreign subsidiaries.

We may elect to prepay amounts due under the Term Loan with prior notice to the administrative agent. Any voluntary prepayments made on or prior to March 31, 2014 are subject to yield maintenance payments to the lenders in an amount not less than 3.0% of the principal amount then being prepaid. Voluntary prepayments made after March 31, 2014 but on or prior to March 31, 2015 are subject to a call premium of 3.0% of the principal amount then being prepaid. The call premium reduces to 1.0% for prepayments made after March 31, 2015 but on or prior to March 31, 2016. The company may make prepayments after March 31, 2016 without penalty.

Similar to the revolving Credit Facility with Bank of America, N.A. (discussed below), the Term Loan contains affirmative and negative covenants. These include but are not limited to limiting the company's and certain of our subsidiaries' ability, subject to certain exceptions and qualifications, to (i) create, incur, assume or suffer any liens on assets or revenues, (ii) make other restricted payments and investments, (iii) incur indebtedness, (iv) make certain transactions with affiliates, (v) merge, consolidate or sell/dispose of assets, (vi) enter into burdensome agreements, (vii) engage in any material line of business different from current lines, or (viii) prepay indebtedness or amend indebtedness that aversely impacts the Term Loan lenders. These covenants are subject to a number of qualifications and limitations.

Additionally, the Term Loan has financial covenants requiring a consolidated leverage ratio of 3.5 to 1.0 on September 30, 2012, and 3.0 to 1.0 thereafter, and minimum liquidity levels depending on our trailing twelve-month consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). Our minimum liquidity covenant amount will be $400.0 million in the event our trailing twelve month consolidated EBITDA is less than $400.0 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400.0 million and less than $600.0 million, our minimum liquidity amount will be $300.0 million. In the event it is greater than or equal to $600.0 million and less than $850.0 million, our minimum liquidity will be $200.0 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850.0 million, then no minimum liquidity amount is required. As of September 30, 2012 we were in compliance with all covenants of the Term Loan.

Solar Energy System Debt, Financings and Capital Leaseback Obligations
Our solar energy systems for which we have short-term and long-term debt, capital leaseback and finance obligations are included in separate legal entities. Of this total debt outstanding, $1,504.6 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. This debt has recourse to those separate legal entities but no recourse to MEMC or our SunEdison subsidiary under the terms of the applicable agreements. The recourse finance obligations are fully collateralized by the related solar energy system assets. These obligations may also include limited guarantees by MEMC or SunEdison related to operations, maintenance and certain indemnities.

Short–term Debt

On September 30, 2011, SunEdison amended and restated its non-recourse project construction financing revolver, which has a term of three years, to increase its borrowing capacity from $50.0 million to $300.0 million. On April 12, 2012, SunEdison amended and restated this non-recourse project construction financing revolver. The amendment to this facility resulted in our overall borrowing capacity being reduced from $300.0 million to $154.0 million and added another bank to the lender syndication.

On June 28, 2012, SunEdison amended and restated this non-recourse project construction financing revolver to make certain changes to the revolver and remove one of the lending banks. This amendment to the facility resulted in our overall capacity being reduced from $154.0 million to $110.0 million. On September 11, 2012, SunEdison further expanded the overall capacity of the facility by $40.0 million to bring the total borrowing capacity to $150.0 million.

Under the terms of the June 28, 2012 amendment, if our Corporate Family or Corporate Credit Rating for Moody's Investors Service ("Moody's") falls below "B1" or our Standard and Poor ("S&P") rating falls below "B+", we will be required to post, at our election, a letter of credit or surety bond equal to 15.0% of the total outstanding balance in order to continue to make additional borrowings under this facility. As of September 30, 2012, our ratings were "B3" and "BB" for Moody's and S&P respectively. Because our Corporate Family Rating for Moody's was below "B1", a letter of credit equal to 15.0% of the $46.7 million outstanding balances was posted as of September 30, 2012. Additionally, $3.9 million of deferred financing fees were charged to interest expense during the three month period ended June 30, 2012, a result of the amendments made to our non-recourse project construction financing revolver. No similar charges were incurred in the comparable period of 2011.

Interest on borrowings under the construction financing revolver are based, at our election, on LIBOR plus an applicable margin (currently 3.50%) or at a defined prime rate plus an applicable margin (currently 2.50%). The construction financing revolver also requires SunEdison to pay various fees, including a commitment fee (currently 1.10%) on the unused portion of the facility. The construction financing revolver will be used to support the construction costs of utility and rooftop solar energy systems throughout the U.S. and Canada. The construction loans are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and will be secured by a pledge of the collateral, including the project contracts and equipment. The outstanding borrowings are typically repaid shortly after completion of the construction of the solar energy systems in accordance with the terms of the construction financing revolver, which repayments typically occur over the following three to six months. This revolver also includes a customary material adverse effect clause whereby a breach may disallow a future draw but not acceleration of payment. This revolver also includes a cross default clause which provides, among other lender rights, the right to restrict future loans as well as the right to accelerate principal and interest payments. Because this is non-recourse financing, covenants relate specifically to the collateral amounts and transfer of right restrictions. As of September 30, 2012 and December 31, 2011, there was $46.7 million and $77.2 million, respectively, outstanding on this construction revolver.

In the event additional construction debt is needed and the remainder of the original capacity is not renewed or replaced, we have the ability to draw upon the available capacity of our revolving credit facility (discussed below). In the event we cannot renew, replace or backfill the remainder of the original capacity with other financing or have adequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.
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

As of September 30, 2012, SunEdison had total solar energy system construction and term debt outstanding of $286.3 million. Of this amount, $200.2 million relates to variable rate debt with interest rates that are tied to either the London Interbank Offered Rate, Euro Interbank Offer Rate, Canadian Dollar Offer Rate or the Prime rate. The variable interest rates have primarily been hedged by our outstanding interest rate swaps as discussed in Note 8. The interest rates on the remaining construction and term debt range from 3.0% to 12.0%. The maturities range from 2012 to 2033 and these facilities are collateralized by the related solar energy system assets with an aggregate carrying amount of $81.1 million.

During the second quarter of 2012, we violated covenants of two non-recourse solar energy system loans totaling $25.3 million as a result of the devaluation of the local currency (Indian Rupee). On September 28, 2012, we obtained a waiver from the lender for the covenant violation, which has a grace period until November 20, 2013. During the grace period, the debt will be classified as short-term debt.  We make no assurance that the covenants will be met after the grace period. The solar energy systems for these two project companies collateralize the loans and there is no recourse outside of the project companies.
Capital Leaseback Obligations

We are party to master lease agreements that provide for the sale and simultaneous leaseback of certain solar energy systems constructed by us. As of September 30, 2012, SunEdison had $100.2 million of capital lease obligations outstanding. Generally, this classification occurs when the term of the lease is greater than 75.0% of the estimated economic life of the solar energy system and the transaction is not subject to real estate accounting. The terms of the leases are typically 25 years, with certain leases providing terms as low as 10 years and providing for early buyout options. The specified rental payments are based on projected cash flows that the solar energy system will generate. Since the SunEdison acquisition on November 20, 2009, SunEdison has not entered into any arrangements that have resulted in accounting for the sale-leaseback as a capital lease.
Financing Leaseback Obligations
In certain transactions, we account for the proceeds of sale-leasebacks as financings, which are typically secured by the solar energy system assets and its future cash flows from energy sales, but without recourse to MEMC or SunEdison under the terms of the arrangement. The structure of the repayment terms under the lease typically results in negative amortization throughout the financing period, and we therefore recognize the lease payments as interest expense. The balance outstanding for sale-leaseback transactions recorded as financings as of September 30, 2012 is $999.6 million, which includes the transactions discussed below. The maturities range from 2021 to 2037 and are collateralized by the related solar energy system assets with a carrying amount of $985.0 million.

On March 31, 2011, one of SunEdison's project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $120.0 million, of which $68.0 million is outstanding and $52.0 million is available as of September 30, 2012. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.

On September 24, 2012, one of SunEdison's project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $52.5 million, of which $6.5 million is outstanding and $46.0 million is available as of September 30, 2012. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.
Other System Financing Transactions

Other system financing transactions represent the cash proceeds that SunEdison received in connection with an executed solar energy system sales contract that has not met the sales recognition requirements under real estate accounting and has been accounted for as a financing. Included in other system financing is $17.2 million of proceeds collected under three separate solar energy system sales agreements with the buyer that provides the buyer with a put option that could become an obligation in the event that we are unable to fulfill certain performance warranties set to expire during 2015. The remaining portion of other system financings of $90.3 million relates to cash proceeds received in connection with separate solar energy system sales contracts for which SunEdison has substantial continuing involvement. There are no principal or interest payments associated with these transactions.

Other Facilities
Revolving Credit Facility
Our corporate revolving credit facility with Bank of America, N.A. is an aggregate principal amount of $400.0 million (the “Credit Facility”).
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
In order to accommodate the Term Loan, the Credit Facility was amended on September 28, 2012. We incurred $2.0 million in debt issuance costs, which is amortized into the condensed consolidated statement of operations and comprehensive (loss) income over the remaining term of the Credit Facility. There were no changes to the maximum capacity or stated interest rate as part of the amendment, although the Credit Facility lenders and Term Loan lenders entered into a customary intercreditor agreement.
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
Interest under the Credit Facility will accrue, depending on the type of borrowing, at the base rate (in the case of base rate loans and swing line loans) or the eurocurrency rate (in the case of eurocurrency rate loans), plus, in each case, an applicable rate that varies from (currently 3.75%) for the eurocurrency rate to (currently 2.75%) for the base rate, depending on our consolidated leverage ratio. Interest is due and payable in arrears at the end of each interest period (no less than quarterly) and on the maturity date of the Credit Facility. Principal is due on the maturity date. Commitment fees of 0.50% are payable quarterly on the unused portion of the aggregate commitment of $400.0 million. Letter of credit fees are payable quarterly on the daily amount available to be drawn under a letter of credit at an applicable rate that varies (currently 2.75%), depending on our consolidated leverage ratio.
The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio and a variable minimum liquidity amount.  The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $35.0 million, excluding our non-recourse indebtedness. Our liquidity position was in excess of the minimum liquidity amount by $480.3 million and our consolidated leverage ratio was 2.4 at September 30, 2012.
As of September 30, 2012 and December 31, 2011, we had no borrowings outstanding under this facility, although we had approximately $129.5 million and $173.0 million, respectively, of outstanding third party letters of credit backed by this facility at such date, which reduces the available capacity. Therefore, funds available under this facility were $270.5 million and $227.0 million as of September 30, 2012 and December 31, 2011, respectively. We were in compliance with all covenants under this facility at September 30, 2012.

Other Financing Commitments
We have short-term committed financing arrangements of approximately $35.1 million at September 30, 2012, of which there were no short-term borrowings outstanding as of September 30, 2012. Of this amount, $7.4 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

During the three month periods ended September 30, 2012 and 2011, we capitalized $4.3 million and $6.0 million of interest, respectively. During the nine month periods ended September 30, 2012 and 2011, we capitalized $15.7 million and $11.5 million of interest, respectively.

(8)	Derivatives and Hedging Instruments
MEMC’s derivatives and hedging activities consist of:

		Assets (Liabilities or Equity) Fair Value
In millions	Balance Sheet Location	As of September 30, 2012	As of December 31, 2011
Derivatives designated as hedging:
Interest rate swaps	Accrued liabilities	$(5.4)	$(4.5)
Interest rate swaps	Accumulated other comprehensive loss	$(4.7)	$(3.9)
Derivatives not designated as hedging:
Suntech warrant	Other assets	$0.1	$0.5
Interest rate swaps	Accrued liabilities	$—	$(1.1)
Currency forward contracts	Prepaid and other current assets	$10.4	$3.0
Currency forward contracts	Accrued liabilities	$(1.0)	$(1.8)

		(Gains) Losses
		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	Statement of Operations and Comprehensive (Loss) Income Location	2012	2011	2012	2011
Derivatives not designated as hedging:
Suntech warrant	Other, net	$0.2	$4.3	$0.4	$4.6
Currency forward contracts	Other, net	$(7.6)	$6.8	$(6.4)	$(3.4)
To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing our net exposure. A substantial portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time, we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts. As of September 30, 2012 and December 31, 2011, these currency forward contracts had aggregate notional amounts of $398.7 million and $293.2 million, respectively.
We are party to interest rate swap instruments with notional amounts totaling approximately $41.6 million and $41.3 million at September 30, 2012 and December 31, 2011, respectively, that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution to the agreements pays us a floating interest rate. The amount recorded to the condensed consolidated balance sheet, as provided in the table above, represents the fair value of the net amount that we would settle on the balance sheet date if the agreements were transferred to other third parties or canceled by us. The effective portion of these hedges during the three and nine month periods ended September 30, 2012 and 2011 was recorded to accumulated other comprehensive loss. No ineffectiveness was recognized during the three month period ending September 30, 2011, however ineffectiveness of $0.7 million was recognized during the nine month period ended September 30, 2011. No such ineffectiveness was recognized in 2012.

(9)	Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

	As of September 30, 2012				As of December 31, 2011
Assets (liabilities), in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$—	$14.7	$—	$14.7	$—	$16.2	$—	$16.2
Suntech warrant	—	—	0.1	0.1	—	—	0.5	0.5
Interest rate swaps	—	(5.4)	—	(5.4)	—	(5.6)	—	(5.6)
Currency forward contracts	9.4	—	—	9.4	1.2	—	—	1.2
Contingent consideration related to acquisitions	—	—	(35.0)	(35.0)	—	—	(90.8)	(90.8)
Total	$9.4	$9.3	$(34.9)	$(16.2)	$1.2	$10.6	$(90.3)	$(78.5)
There were no transfers into or out of Level 1, Level 2 or Level 3 financial instruments during the three and nine month periods ended September 30, 2012.
The following table summarizes changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2011 and September 30, 2012:

In millions	Suntech Warrant	Contingent Consideration Related to Acquisitions	Other Derivatives	Total
Balance at December 31, 2010	$5.2	$(26.2)	$1.6	$(19.4)
Total unrealized gains (losses) included in earnings (1)	(4.6)	12.0	—	7.4
Acquisitions, sales, redemptions and payments	—	(104.6)		(104.6)
Balance at September 30, 2011	$0.6	$(118.8)	$1.6	$(116.6)
Balance at December 31, 2011	$0.5	$(90.8)	$—	$(90.3)
Total unrealized losses included in earnings (1)	(0.4)	(11.5)	—	(11.9)
Payments	—	67.3	—	67.3
Balance at September 30, 2012	$0.1	$(35.0)	$—	$(34.9)
The amount of total losses for the nine months ended September 30, 2012 included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(0.4)	$(11.5)	$—	$(11.9)
__________________________

(1)
Amounts included in earnings are recorded to non-operating expense (income) in the condensed consolidated statement of operations and comprehensive (loss) income, except for the amount included in marketing and administration for the contingent consideration related to acquisitions, for which changes to the fair value were recorded to operating income (loss) in the condensed consolidated statement of operations and comprehensive (loss) income.

 The carrying amount of our outstanding short-term debt, long-term debt and capital lease obligations at September 30, 2012 and December 31, 2011 was $2,313.4 million and $1,926.8 million, respectively. The estimated fair value of that debt and capital lease obligations was $1,762.6 million and $1,333.6 million at September 30, 2012 and December 31, 2011, respectively. Fair value of our debt, excluding our $550.0 million 2019 Notes, is calculated using a discounted cash flow model with consideration for our non-performance risk. The estimated fair value of our 2019 Notes was based on a broker quotation. The estimated fair value of our solar energy system debt related to sale-leasebacks is significantly lower than the carrying value of such debt because the fair value estimate is based on the fair value of our fixed lease payments over the term of the leases. Under real estate accounting, this debt is recorded as a financing obligation, and substantially all of our lease payments are recorded as interest expense with little to no reduction in our debt balance over the term of the lease. As a result, our outstanding sale-leaseback debt obligations will generally result in a one-time gain recognition at the end of the leases for the full amount of the debt. The timing difference between expense and gain recognition will result in increased expense during the term of the leases with a significant book gain at the end of the lease.
(10)     Income (loss) Per Share
For the three month periods ended September 30, 2012 and September 30, 2011, basic and diluted income (loss) per share (“EPS”) were calculated as follows:

	Three Months Ended September 30, 2012		Three Months Ended September 30, 2011
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net income (loss) attributable to common stockholders	$37.0	$37.0	$(94.4)	$(94.4)
Adjustment of redeemable noncontrolling interest (see Note 11)	(0.9)	(0.9)	—	—
Adjusted net income to common stockholders	$36.1	$36.1	$(94.4)	$(94.4)

EPS Denominator:
Weighted-average shares outstanding	230.9	230.9	230.3	230.3
Stock options and restricted stock units	—	1.1	—	—
Total shares	230.9	232.0	230.3	230.3
Income (loss) per share	$0.16	$0.16	$(0.41)	$(0.41)

For the nine month periods ended September 30, 2012 and September 30, 2011, basic and diluted loss per share (“EPS”) were calculated as follows:

	Nine Months Ended September 30, 2012		Nine Months Ended September 30, 2011
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to common stockholders	$(138.8)	$(138.8)	$(51.6)	$(51.6)
Adjustment of redeemable noncontrolling interest (see Note 11)	(0.9)	(0.9)	—	—
Adjusted net loss to common stockholders	$(139.7)	$(139.7)	$(51.6)	$(51.6)

EPS Denominator:
Weighted-average shares outstanding	230.8	230.8	229.7	229.7
Stock options and restricted stock units	—	—	—	—
Total shares	230.8	230.8	229.7	229.7
Loss per share	$(0.61)	$(0.61)	$(0.22)	$(0.22)

For the three month period ended September 30, 2012, 1.1 million options to purchase MEMC stock were included in the calculation of diluted EPS. For the nine month period ended September 30, 2012, all options to purchase MEMC stock and all restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for that period. For the three and nine month periods ended September 30, 2011, 13.9 million and 12.5 million shares, respectively, of stock options and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive.

(11)	Stockholders’ Equity and Redeemable Noncontrolling Interest
The following table presents the change in total stockholders' equity for the nine month period ended September 30, 2012:

In millions	MEMC Stockholders’ Equity	Noncontrolling Interest	Total Stockholders Equity	Redeemable noncontrolling interest
Balance, December 31, 2011	$737.9	$47.0	$784.9	$—
Net (loss) income	(138.8)	1.8	(137.0)	0.1
Adjustment of redeemable noncontrolling interest	(0.9)	—	(0.9)	0.9
Other comprehensive (loss) income, net of tax	(9.6)	1.1	(8.5)	—
Stock plans, net	(1.4)	—	(1.4)	—
SunEdison - distributions to partner	—	(1.2)	(1.2)	—
SunEdison - contributions from partner	—	6.2	6.2	10.4
Balance, September 30, 2012	$587.2	$54.9	$642.1	$11.4

Redeemable Noncontrolling Interest

Redeemable noncontrolling interests are equity interests in common stock of consolidated subsidiaries that have redemption features that are not solely within our control. These interests are classified as temporary equity and measured at the greater of estimated redemption value at the end of each reporting period or the initial carrying amount of the redeemable noncontrolling interests adjusted for cumulative earnings allocations.  Adjustments to report redeemable noncontrolling interests at estimated redemption value are determined after the attribution of net income or loss of the subsidiary and are recorded to retained earnings, or in the absence of retained earnings, additional paid-in-capital.

On June 27, 2012, we issued redeemable common stock in certain consolidated subsidiaries to a non affiliated third party representing a 15% noncontrolling interest in those consolidated subsidiaries. We received cash proceeds of $11.4 million as consideration for the redeemable stock issuance, which was initially measured and reported net of stock issuance costs of $1.0 million in the temporary equity section on the consolidated balance sheet as Redeemable Noncontrolling Interest. Under the terms of the arrangement, the noncontrolling interest holder has a contingent right to require us to repurchase the holder's 15% interest at a redemption price that does not represent fair value. The noncontrolling interest becomes redeemable at the earlier of (i) April 15, 2019 or (ii) the occurrence of certain contingent events, including those that are not solely within the control of the company. As of September 30, 2012, the noncontrolling interests are not currently redeemable, but are probable of becoming redeemable at a future date. Accordingly, we have adjusted the redeemable noncontrolling interest to its expected redemption value, resulting in a $0.9 million reduction to retained earnings as of September 30, 2012.
Stock-Based Compensation
 The following table presents information regarding outstanding stock options as of September 30, 2012 and changes during the nine month period then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2011	17,066,401	$19.21
Granted	15,968,143	2.82
Exercised	—	—
Forfeited	(5,626,369)	12.21
Expired	(5,364,924)	30.79
Outstanding at September 30, 2012	22,043,251	$6.31	$4.58	9
Options exercisable at September 30, 2012	3,148,184	$17.95	$4.52	6

The weighted-average grant-date fair value per share of options granted was $1.18 and $6.16 for the nine month period ended September 30, 2012 and 2011, respectively.

At our May 25, 2012 annual meeting of stockholders, stockholders approved amendments to our equity incentive plans to permit a one-time stock option exchange program pursuant to which certain employees, excluding directors and executive officers, would be permitted to surrender for cancellation certain outstanding stock options with an exercise price substantially greater than our then current trading price in exchange for fewer stock options at a lower exercise price. The option exchange program commenced on July 17, 2012 and closed on August 17, 2012. The number of new stock options replacing surrendered eligible options was determined by an exchange ratio dependent on the exercise price of the original options and constructed to result in the new option value being approximately equal to the value of surrendered options. The program was designed to cause us to incur minimal incremental stock-based compensation expense in future periods. The option exchange resulted in the cancellation of 6.9 million old options and the issuance of 2.0 million new options with an award date of August 20, 2012 and a new exercise price of $2.77 per share. The cancelled options are reflected in the rollforward above as either forfeited or expired, depending on whether or not the old options were vested or not. New options issued in the exchange will vest over a two or three year period depending on whether the surrendered options were fully or partially vested. The incremental fair value created under the stock option exchange was $0.2 million, and this cost will be recognized on a straight line basis over the two or three year vesting period. The compensation cost of the original awards will continue to be expensed under the original vesting schedule.

During the three month period ended September 30, 2012, we granted 9.4 million options with a 10-year contractual term to select employees, including senior executives, excluding the chief executive officer. The options will vest in three tranches one year after MEMC stock achieves the following three price hurdles for 30 consecutive calendar days: $7.00, $10.00 and $15.00. If the individual price hurdles are not met within five years of the grant date, the options tied to that individual price hurdle will be cancelled. The grant date fair value of these awards was $11.0 million and this compensation cost will be expensed on a straight line basis consistent with the vesting schedule of each separately identified tranche. The grant date fair value was calculated for these awards using a probabilistic approach under a monte-carlo simulation taking into consideration volatility, interest rates and expected term. Because the vesting of these awards is based on stock price performance (i.e. a market condition), it is classified as an equity award. The price hurdles were not met as of September 30, 2012.
The following table presents information regarding outstanding restricted stock units as of September 30, 2012 and changes during the nine month period then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2011	4,692,159
Granted	1,403,133
Converted	(243,441)
Forfeited	(949,884)
Outstanding at September 30, 2012	4,901,967	$12.8	6

The weighted-average fair value of restricted stock units per share on the date of grant was $3.09 and $11.29 for the nine month period ended September 30, 2012 and 2011, respectively.

Stock-based compensation expense for the three month periods ended September 30, 2012 and 2011 was $7.5 million and $6.7 million, respectively. For the nine month periods ended September 30, 2012 and 2011, stock based compensation expense was $21.9 million and $19.8 million, respectively.

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
The process for calculating income tax expense (benefit) includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The income tax benefit in the three month period ended September 30, 2012 is associated with a change in the jurisdictional earnings mix. The tax expense in the nine month period ended September 30, 2012 is primarily attributable to the recognition of a valuation allowance on tax assets arising in the current year and taxable income in lower rate jurisdictions. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and tax planning strategies. During the period ended December 31, 2011, we recorded a significant non-cash valuation allowance against the deferred tax assets. The total deferred tax assets, net of valuation allowance, as of September 30, 2012 and December 31, 2011, were $94.1 million and $107.9 million, respectively. We believe that it is more likely than not, with our projections of future taxable income, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets which have not been offset by a valuation allowance at September 30, 2012.
We are subject to income taxes in the United States and numerous foreign jurisdictions. From time to time, we are subject to income tax audits in these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits, or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total amount accrued for uncertain tax positions increased $4.6 million during the nine month period ended September 30, 2012 due to tax benefits claimed by a certain foreign subsidiary which were offset by the closure of open statutes of limitations in a different foreign jurisdiction. A majority of these exposures relate to timing differences and accordingly, the offset was primarily recorded to deferred taxes. The total reserves for uncertain tax positions as of September 30, 2012 and December 31, 2011 were $52.8 million and $48.2 million, respectively.
We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Of the cash and cash equivalents at September 30, 2012, approximately $301.8 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects.
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
We are the primary beneficiary of four VIEs in solar energy projects that we consolidated as of September 30, 2012. The carrying amounts and classification of our consolidated VIEs' assets and liabilities included in our condensed consolidated balance sheet are as follows:

In millions	As of September 30, 2012	As of December 31, 2011
Current assets	$7.3	$3.6
Noncurrent assets	56.4	62.7
Total assets	$63.7	$66.3
Current liabilities	$(9.1)	$(10.9)
Noncurrent liabilities	(71.6)	(57.4)
Total liabilities	$(80.7)	$(68.3)

The amounts shown in the table above exclude intercompany balances, which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources. There are no material VIEs for which we determined we were not the primary beneficiary.

(14)	Deferred Revenue
Deferred revenue consists of the following:

In millions	As of September 30, 2012	As of December 31, 2011
Deferred revenue for solar energy systems:
Short-term profit deferrals and deposits on solar energy system sales	$142.0	$41.4
Long-term profit deferrals and deposits on solar energy system sales	125.4	138.0
Deferred subsidy revenue	21.8	19.4
Total solar energy system deferred revenue	$289.2	$198.8
Non-solar energy system deferred revenue:
Short-term deferred revenue	$—	$0.7
Long-term deferred revenue	30.7	51.2
Total non-solar energy system deferred revenue	30.7	51.9
Total deferred revenue	$319.9	$250.7

On September 25, 2012, we agreed to terminate a long-term solar wafer supply agreement with Conergy AG. Under the terms of the supply agreement, we were to supply solar grade silicon wafers over a ten-year period at pre-determined pricing for certain volumes on a take-or-pay basis. Conergy had agreed to advance funds to us in the form of both refundable and non-refundable deposits pursuant to the agreement. As part of the termination agreement with Conergy, we returned $21.3 million of the deposits and collected $21.2 million under an existing letter of credit established by Conergy in our favor. We expect payment of another $5.5 million, which is secured by a letter of credit, plus interest, as it relates to the outstanding payables due to the company as of September 30, 2012. In addition, Conergy assigned to us certain operations and maintenance service agreements for solar projects in Germany, Italy and Spain or the option to receive $3.0 million in cash. This assignment is subject to our due diligence. We recognized $37.1 million as revenue at September 30, 2012 due to the fact we were relieved of our future performance obligations under the agreement. The retention of the deposit, which was previously reflected as a liability, in satisfaction of the take or pay requirement has been classified as an operating cash inflow in the statement of cash flows.

On June 30, 2011, we resolved our long-term solar wafer supply agreement with another customer. As part of this resolution we recognized revenue of $19.4 million and $168.8 million in the three and nine month periods ended September 30, 2011, respectively.

(15)	Commitments and Contingencies
Purchase Obligations
We maintain long-term agreements with multiple suppliers in connection with the purchase of certain raw materials and long-term agreements with multiple subcontractors to manufacture solar wafers for us.
As part of our restructuring activities announced in the fourth quarter of 2011, we provided notice to several of our vendors with whom we had long-term supply contracts that we would no longer be fulfilling our purchase obligations. In connection with the restructuring, we recorded significant restructuring accruals associated with the estimated settlements arising from these actions based on management's best estimates of the ultimate outcome of these contract resolutions at that time.
On September 4, 2012, we executed two settlement agreements with Evonik Industries AG and Evonik Degussa SpA ("Evonik"), one of our suppliers, to settle disputes arising from our early termination of two take-or-pay supply agreements. One of the original supply agreements also included a provision for the construction and operation of a chlorosilanes plant located on our existing Merano, Italy site for our benefit. Pursuant to the settlement reached, we will pay Evonik a total of 70 million euro, of which 10 million euro was paid in the third quarter of 2012. Pursuant to the settlement reached, the balance will be paid in various installments over the next five quarters. We will also expect to obtain title to the chlorosilanes plant in the fourth quarter of 2012. The settlement required our forfeiture of a $10.2 million deposit with Evonik. As a result of this settlement, a favorable adjustment to our 2011 Global Plan accrual was made resulting in $69.2 million of income within restructuring and impairment (reversals) charges on the consolidated statement of operations and comprehensive income (loss).

Additionally, our obtaining title to the chlorosilanes plant could have additional favorable consequences on the consolidated statement of operations and comprehensive income (loss) in the fourth quarter of 2012.
Contingent Consideration
As of September 30, 2012, contingent consideration was recorded and is outstanding on four acquisitions which closed in or before 2011. The amount accrued under these arrangements was $35.0 million as of September 30, 2012, representing the estimated fair value of these obligations. Of the $35.0 million accrual, $31.8 million is recorded as a short term liability in contingent consideration related to acquisitions and $3.2 million is recorded in other liabilities as a long-term liability. The aggregate maximum payouts which could occur under these arrangements is $80.1 million. On July 6, 2012, contingent consideration related to the acquisition of Fotowatio Renewable Ventures, Inc. ("FRV") was paid in full in the amount of $66.4 million. Any future revisions to the fair value of the contingent consideration, which could be material, will be recorded to the condensed consolidated statement of comprehensive (loss) income.
Commitments
Indemnifications
We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of September 30, 2012.
We generally warrant the operation of our solar energy systems for a period of time. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of historical material warranty claims and expected future claims, we have not recorded a warranty accrual related to solar energy systems as of September 30, 2012. We may also indemnify our customers for tax credits associated with the systems we construct and then sell, including sale leasebacks. During the nine month period ended September 30, 2012, we have made additional payments under the terms of the sale agreements to indemnify our customers for approximately $10.0 million for shortfalls in amounts approved by the U.S. Treasury Department related to the Grant in Lieu program tax credits. We believe the potential exposure to such payments could have a significant impact on our cash flows in fourth quarter of 2012, with a maximum exposure of approximately $9.8 million.

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

The Court held a jury trial from October 25, 2010 to November 2, 2010. After the Court's October 13, 2010 ruling in favor of MEMC, the only remaining claim that Soitec continued to assert at trial was a single patent claim directed against some mono-implant research and development efforts conducted by MEMC approximately five to seven years ago, none of which have occurred since 2006, and none of which are material or relevant to the current operations at MEMC. MEMC continued to assert at trial its counterclaim for infringement of MEMC's patent. On November 2, 2010, the jury found that certain of Soitec's wafers infringed the patent asserted by MEMC at trial. The jury also found that one of the Soitec patent claims was valid. This single patent claim covers MEMC's mono-implant research and development efforts that ended in 2006. On July 13, 2011, the court denied all post trial motions. Soitec subsequently filed an appeal and MEMC filed a cross-appeal. The appeal is now fully briefed in the U.S. Court of Appeals for the Federal Circuit; however, the appeal has been stayed pending en banc review of a jurisdictional question unrelated to the merits of the appeal.  While it is difficult to predict the duration of the stay, it will likely extend for at least six months and could last much longer.  No further developments will occur with the case during the stay. The damages phase of this trial will likely occur after the appeal. We believe that Soitec and CEA's suit against us has no merit, and we are asserting a vigorous defense against these claims, as well as our infringement counterclaim. Although it is not possible to predict the outcome of such matters, we believe that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position, cash flows or results of operations.
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

On June 1, 2009, an amended class action complaint was filed by Mr. Jones and another purported participant of the Plan, Manuel Acosta, which raises substantially the same claims and is based on substantially the same allegations as the original complaint. However, the amended complaint changes the period of time covered by the action, purporting to be brought on behalf of beneficiaries of and/or participants in the Plan from June 13, 2008 through the present, inclusive. The amended complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in MEMC's stock, equitable relief and an award of attorney's fees. No class has been certified and discovery has not begun. The company and the named directors and employees filed a motion to dismiss the complaint, which was fully briefed by the parties as of October 9, 2009. The parties each subsequently filed notices of supplemental authority and corresponding responses. On March 17, 2010, the court denied the motion to dismiss. The MEMC defendants filed a motion for reconsideration or, in the alternative, certification for interlocutory appeal, which was fully briefed by the parties as of June 16, 2010. The parties each subsequently filed notices of supplemental authority and corresponding responses. On October 18, 2010, the court granted the MEMC defendants' motion for reconsideration, vacated its order denying the MEMC defendants' motion to dismiss, and stated that it will revisit the issues raised in the motion to dismiss after the parties supplement their arguments relating thereto. Both parties filed briefs supplementing their arguments on November 1, 2010. On June 28, 2011, plaintiff Jerry Jones filed a notice of voluntary withdrawal from the action. On June 29, 2011, the Court entered an order withdrawing Jones as one of the plaintiffs in this action. The parties each have continued to file additional notices of supplemental authority and responses thereto. On September 27, 2012, the MEMC defendants moved for oral argument on their pending motion to dismiss; plaintiff Manuel Acosta joined in the MEMC defendants' motion for oral argument on October 9, 2012.  The Court has not ruled on this motion for oral argument.
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

From January 1, 2010 until December 31, 2011, MEMC was organized by end market, with three business segments: Semiconductor Materials, Solar Materials and Solar Energy. During the fourth quarter of 2011, we initiated a large scale global restructuring plan across all of our reportable segments (see Note 2). As part of our restructuring plan, effective January 1, 2012, we consolidated our two solar business units' operations into one business unit, and since that date we have been engaged in two reportable segments, Semiconductor Materials and Solar Energy.
Our Semiconductor Materials segment includes the development, production and marketing of semiconductor wafers with a wide variety of features satisfying numerous product specifications to meet our customers’ exacting requirements, which wafers are utilized in the manufacture of semiconductor devices.
Our Solar Energy segment provides solar energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market to provide a comprehensive solar energy service to our customers. Our Solar Energy segment also manufactures polysilicon, silicon wafers and solar modules principally to support our downstream solar business. While there continued to be external solar wafer sales during the nine month period ended September 30, 2012, these sales were significantly diminished from prior year sales levels and, going forward, solar wafer sales to external parties are expected to continue to decline to or remain at lower levels given our strategic shift to primarily supplying wafers for internal consumption by our SunEdison subsidiary. Additionally, our Solar Energy segment will sell solar modules to third parties in the event the opportunity aligns with our internal needs.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2012	2011	2012	2011
Net sales:
Semiconductor Materials	$240.3	$268.4	$689.0	$795.2
Solar Energy	361.3	247.8	1,240.2	1,202.5
Consolidated net sales	$601.6	$516.2	$1,929.2	$1,997.7
Operating income (loss):
Semiconductor Materials	$8.7	$18.5	$(8.1)	$30.3
Solar Energy	75.8	(94.9)	70.4	18.7
Corporate and Other	(25.6)	(27.4)	(72.9)	(101.3)
Consolidated operating income (loss)	$58.9	$(103.8)	$(10.6)	$(52.3)
Interest expense (income):
Semiconductor Materials	$(0.3)	$(0.5)	$(0.8)	$(1.2)
Solar Energy	14.7	8.3	60.7	21.6
Corporate and Other	13.6	12.9	40.4	30.5
Consolidated interest expense	$28.0	$20.7	$100.3	$50.9
Depreciation and amortization:
Semiconductor Materials	$30.6	$31.2	$92.6	$92.8
Solar Energy	26.5	25.9	70.5	68.9
Corporate and Other	2.0	—	5.3	—
Consolidated depreciation and amortization	$59.1	$57.1	$168.4	$161.7
Capital expenditures:
Semiconductor Materials	$14.6	$36.0	$55.6	$120.7
Solar Energy (1)	44.9	288.1	231.3	735.9
Corporate and Other	—	1.7	6.6	4.0
Consolidated capital expenditures	$59.5	$325.8	$293.5	$860.6
__________________________

(1)
Includes construction of solar energy systems of $35.5 million and $243.5 million in the three month periods ended September 30, 2012 and September 30, 2011, respectively, and construction of solar energy systems of $193.2 million and $470.2 million in the nine month periods ended September 30, 2012 and September 30, 2011, respectively.

Semiconductor Materials
During the nine month period ended September 30, 2012, we recorded income of $4.0 million for an insurance claim to recover a portion of our losses related to the disruption in production at our semiconductor wafer production facility in Utsunomiya, Japan as a result of the Japan earthquake in March 2011. The full amount was recorded during the three month period ended March 31, 2012.
Due to the earthquake in Japan on March 11, 2011, our semiconductor wafer production in Japan was suspended from that time through April 12, 2011. Due to the unplanned downtime and damages to the plant, we recorded $15.8 million as period charges to cost of goods sold in the nine months ended September 30, 2011, for the under absorption of costs, inventory adjustments and asset impairment charges. We had no similar adjustments during the nine month period ended September 30, 2012.
Solar Energy

On September 25, 2012, we entered into a termination agreement with Conergy, terminating our solar wafer supply agreement, dated October 25, 2007 and recognized $37.1 million of revenue related to that termination in the three month period ended September 30, 2012. See Note 14 above.

During the three and nine month periods ended September 30, 2011, there was $19.4 million and $168.8 million, respectively, of revenue, recognized in the Solar Energy segment in connection with the resolution of our long-term solar wafer supply agreement with a customer.

We incurred tangible asset impairment charges of $14.2 million and $17.3 million on solar wafering assets during the three and nine month periods ended September 30, 2012, respectively. It was determined that the related assets had no future service potential.

Additionally, the Solar Energy segment charged $15.0 million during the three month period ended September 30, 2011 to cost of goods sold related to the estimated probable shortfall to our purchase obligations associated with take-or-pay agreements we had with suppliers for raw materials. No similar amounts were recorded in this period in 2012.

On September 4, 2012 we settled disputes with Evonik arising from our early termination of two supply agreements. As part of this settlement, we recognized $69.2 million of operating income in the three month period ended September 30, 2012. See Note 15, above.
Corporate and Other
Approximately $13.1 million of net expenses were recorded in Corporate and Other related to legal cases during the three month period ended March 31, 2011. Because the business decision that resulted in this litigation affected multiple segments, these expenses were recorded to Corporate and Other. There were no similar expenses in 2012.

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

Unaudited Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended September 30, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$189.7	$375.9	$667.2	$(631.2)	$601.6
Cost of goods sold	204.1	410.9	577.2	(677.5)	514.7
Gross margin	(14.4)	(35.0)	90.0	46.3	86.9
Operating expenses:
Marketing and administration	26.3	14.3	28.3	—	68.9
Research and development	11.9	3.7	1.8	—	17.4
Restructuring and impairment (reversals) charges	16.2	(1.1)	(73.4)	—	(58.3)
Operating (loss) income	(68.8)	(51.9)	133.3	46.3	58.9
Non-operating expense:
Interest expense	12.4	—	15.6	—	28.0
Interest income	—	—	(0.9)	—	(0.9)
Other, net	(11.0)	17.7	(10.8)	1.7	(2.4)
Total non-operating expense	1.4	17.7	3.9	1.7	24.7
(Loss) income before income taxes, equity in earnings of joint ventures and investment in subsidiary earnings	(70.2)	(69.6)	129.4	44.6	34.2
Income tax (benefit) expense	(22.2)	(4.6)	24.8	(1.3)	(3.3)
(Loss) income before equity in loss of joint ventures and investment income (loss) in subsidiary	(48.0)	(65.0)	104.6	45.9	37.5
Investment in subsidiary earnings	85.0	80.6	—	(165.6)	—
Equity in earnings of joint ventures, net of tax	—	—	0.9	—	0.9
Net income	37.0	15.6	105.5	(119.7)	38.4
Net income attributable to noncontrolling interests	—	(0.4)	(1.0)	—	(1.4)
Net income attributable to MEMC stockholders	$37.0	$15.2	$104.5	$(119.7)	$37.0

Comprehensive Income	$37.2	$15.7	$115.4	$(119.7)	$48.6
Less: comprehensive income attributable to noncontrolling interests	—	—	2.5	—	2.5
Comprehensive income attributable to MEMC stockholders	$37.2	$15.7	$112.9	$(119.7)	$46.1

Unaudited Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Three Months Ended September 30, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$241.0	$258.5	$864.8	$(848.1)	$516.2
Cost of goods sold	258.2	217.6	779.1	(797.3)	457.6
Gross margin	(17.2)	40.9	85.7	(50.8)	58.6
Operating expenses:
Marketing and administration	30.4	21.2	32.2	—	83.8
Research and development	15.2	3.0	4.1	—	22.3
Restructuring and impairment (reversals) charges	0.6	56.4	(0.7)	—	56.3
Operating (loss) income	(63.4)	(39.7)	50.1	(50.8)	(103.8)
Non-operating (income) expense:
Interest expense	11.2	(2.7)	15.8	(3.6)	20.7
Interest income	(0.1)	—	(4.8)	3.6	(1.3)
Decline in fair value of warrant	—	—	—	—	—
Other, net	(14.5)	(11.0)	20.5	18.4	13.4
Total non-operating (income) expense	(3.4)	(13.7)	31.5	18.4	32.8
(Loss) income before income taxes, equity in earnings of joint ventures and investment in subsidiary loss	(60.0)	(26.0)	18.6	(69.2)	(136.6)
Income tax (benefit) expense	(40.6)	(8.2)	7.4	(1.8)	(43.2)
(Loss) income before equity in earnings of joint ventures and investment in subsidiary loss	(19.4)	(17.8)	11.2	(67.4)	(93.4)
Investment in subsidiary loss	(75.1)	(38.3)	—	113.4	—
Equity in earnings of joint ventures, net of tax	0.1	—	1.1	—	1.2
Net (loss) income	(94.4)	(56.1)	12.3	46.0	(92.2)
Net income attributable to noncontrolling interests	—	(0.1)	(2.1)	—	(2.2)
Net (loss) income attributable to MEMC stockholders	$(94.4)	$(56.2)	$10.2	$46.0	$(94.4)

Comprehensive loss	$(94.4)	$(56.1)	$(35.2)	$46.0	$(139.7)
Less: comprehensive loss attributable to noncontrolling interests	—	—	(1.0)	—	(1.0)
Comprehensive loss attributable to MEMC stockholders	$(94.4)	$(56.1)	$(34.2)	$46.0	$(138.7)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Nine Months Ended September 30, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$545.1	$705.5	$2,288.7	$(1,610.1)	$1,929.2
Cost of goods sold	586.2	741.3	2,020.0	(1,645.7)	1,701.8
Gross margin	(41.1)	(35.8)	268.7	35.6	227.4
Operating expenses (income):
Marketing and administration	87.6	66.8	84.8	—	239.2
Research and development	37.5	11.3	7.0	—	55.8
Restructuring and impairment (reversals) charges	15.4	2.9	(71.3)	—	(53.0)
Insurance recovery	—	—	(4.0)	—	(4.0)
Operating (loss) income	(181.6)	(116.8)	252.2	35.6	(10.6)
Non-operating (income) expense:
Interest expense	35.8	6.1	58.4	—	100.3
Interest income	(0.1)	—	(2.7)	—	(2.8)
Other, net	(39.4)	17.1	14.6	7.8	0.1
Total non-operating (income) expense	(3.7)	23.2	70.3	7.8	97.6
(Loss) income before income taxes, equity in loss of joint ventures and investment in subsidiary (loss) earnings	(177.9)	(140.0)	181.9	27.8	(108.2)
Income tax (benefit) expense	(68.9)	60.9	35.9	—	27.9
(Loss) income before equity in loss of joint ventures and investment in subsidiary (loss) earnings	(109.0)	(200.9)	146.0	27.8	(136.1)
Investment in subsidiary (loss) earnings	(29.8)	6.9	—	22.9	—
Equity in loss of joint ventures, net of tax	—	—	(0.9)	—	(0.9)
Net (loss) income	(138.8)	(194.0)	145.1	50.7	(137.0)
Net loss attributable to noncontrolling interests	—	(0.8)	(1.0)	—	(1.8)
Net (loss) income attributable to MEMC stockholders	$(138.8)	$(194.8)	$144.1	$50.7	$(138.8)

Comprehensive (loss) income	$(137.2)	$(194.0)	$135.0	$50.7	$(145.5)
Less: comprehensive income attributable to noncontrolling interests	—	—	2.8	—	2.8
Comprehensive (loss) income attributable to MEMC stockholders	$(137.2)	$(194.0)	$132.2	$50.7	$(148.3)

Unaudited Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
For the Nine Months Ended September 30, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$681.4	$510.7	$2,812.4	$(2,006.8)	$1,997.7
Cost of goods sold	710.5	462.2	2,406.1	(1,934.8)	1,644.0
Gross margin	(29.1)	48.5	406.3	(72.0)	353.7
Operating expenses:
Marketing and administration	112.2	64.2	94.4	—	270.8
Research and development	46.0	7.2	11.9	—	65.1
Restructuring and impairment (reversals) charges	7.3	56.8	6.0	—	70.1
Operating (loss) income	(194.6)	(79.7)	294.0	(72.0)	(52.3)
Non-operating (income) expense:
Interest expense	25.5	(2.1)	31.8	(4.3)	50.9
Interest income	(0.3)	(0.4)	(6.7)	4.3	(3.1)
Decline in fair value of warrant	—	—	—	—	—
Other, net	(37.2)	(12.3)	20.6	25.0	(3.9)
Total non-operating (income) expense	(12.0)	(14.8)	45.7	25.0	43.9
(Loss) income before income taxes, equity in earnings of joint ventures and investment in subsidiary earnings	(182.6)	(64.9)	248.3	(97.0)	(96.2)
Income tax (benefit) expense	(85.3)	(7.3)	38.7	(2.7)	(56.6)
(Loss) income before equity in earnings of joint ventures and investment in subsidiary earnings	(97.3)	(57.6)	209.6	(94.3)	(39.6)
Investment in subsidiary earnings	45.7	74.1	—	(119.8)	—
Equity in earnings of joint ventures, net of tax	—	—	4.5	—	4.5
Net (loss) income	(51.6)	16.5	214.1	(214.1)	(35.1)
Net income attributable to noncontrolling interests	—	—	(16.5)	—	(16.5)
Net (loss) income attributable to MEMC stockholders	$(51.6)	$16.5	$197.6	$(214.1)	$(51.6)

Comprehensive (loss) income	$(51.8)	$16.5	$211.8	$(214.1)	$(37.6)
Less: comprehensive income attributable to noncontrolling interests	—	—	17.6	—	17.6
Comprehensive (loss) income attributable to MEMC stockholders	$(51.8)	$16.5	$194.2	$(214.1)	$(55.2)

Unaudited Condensed Consolidating Balance Sheet
September 30, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$224.5	$75.7	$309.6	$—	$609.8
Restricted cash	—	0.6	83.6	—	84.2
Accounts receivable, net	64.5	27.4	160.1	—	252.0
Inventories	19.8	35.7	223.8	(33.2)	246.1
Solar energy systems held for development and sale	—	2.7	98.8	144.5	246.0
Prepaid and other current assets	3.5	10.4	194.7	(7.4)	201.2
Total current assets	312.3	152.5	1,070.6	103.9	1,639.3
Investments	3.3	20.5	24.6	—	48.4
Investments in subsidiaries	325.3	9.5	—	(334.8)	—
Property, plant and equipment, net:
Non-solar energy systems, net	56.7	299.6	885.4	(61.1)	1,180.6
Solar energy systems, net	—	3.1	1,396.6	(134.8)	1,264.9
Deferred tax assets, net	25.0	(21.4)	27.3	—	30.9
Restricted cash	—	1.7	44.8	—	46.5
Other assets	30.9	47.6	265.6	—	344.1
Intangible assets, net	—	135.5	2.8	—	138.3
Total assets	$753.5	$648.6	$3,717.7	$(426.8)	$4,693.0

Unaudited Condensed Consolidating Balance Sheet
September 30, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$3.7	$—	$3.7
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations	—	0.5	142.8	—	143.3
Accounts payable	14.3	74.1	375.5	—	463.9
Accrued liabilities	(16.8)	86.2	296.4	—	365.8
Contingent consideration related to acquisitions	—	31.8	—	—	31.8
Deferred revenue for solar energy systems	—	26.4	115.6	—	142.0
Customer and other deposits	11.2	0.4	45.9	—	57.5
Intercompany (receivable) payable and short term notes	(641.7)	738.6	(96.9)	—	—
Total current liabilities	(633.0)	958.0	883.0	—	1,208.0
Long-term debt, less current portion	746.0	—	15.8	—	761.8
Long-term solar energy system financing and capital lease obligations, less current portion	—	9.9	1,394.7	—	1,404.6
Pension and post-employment liabilities	41.8	—	30.6	—	72.4
Customer and other deposits	85.4	—	122.8	—	208.2
Deferred revenue for solar energy systems	—	48.1	99.1	—	147.2
Non-solar energy system deferred revenue	—	—	30.7	—	30.7
Long-term intercompany notes (receivable) payable	(127.3)	(20.6)	147.9	—	—
Other liabilities	53.4	13.5	139.7	—	206.6
Total liabilities	166.3	1,008.9	2,864.3	—	4,039.5
Nonredeemable noncontrolling interests	—	—	11.4	—	11.4
Total MEMC stockholders’ equity	587.2	(360.3)	787.1	(426.8)	587.2
Noncontrolling interests	—	—	54.9	—	54.9
Total stockholders’ equity	587.2	(360.3)	842.0	(426.8)	642.1
Total liabilities and stockholders’ equity	$753.5	$648.6	$3,717.7	$(426.8)	$4,693.0

Unaudited Condensed Consolidating Balance Sheet
December 31, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$228.9	$58.3	$298.6	$—	$585.8
Restricted cash	—	—	125.2	—	125.2
Accounts receivable, net	65.3	42.5	95.1	—	202.9
Inventories	33.8	68.5	271.0	(51.5)	321.8
Solar energy systems held for development and sale	—	4.1	373.0	(4.1)	373.0
Prepaid and other current assets	34.6	36.9	205.7	—	277.2
Total current assets	362.6	210.3	1,368.6	(55.6)	1,885.9
Investments	3.3	24.4	26.8	—	54.5
Investments in subsidiaries	269.8	(51.6)	—	(218.2)	—
Property, plant and equipment, net:
Non-solar energy systems, net	72.3	315.5	916.4	(50.5)	1,253.7
Solar energy systems, net	—	1.6	1,098.9	38.9	1,139.4
Deferred tax assets, net	36.3	(20.4)	28.9	—	44.8
Restricted cash	—	0.2	37.3	—	37.5
Other assets	24.7	45.9	246.0	—	316.6
Intangible assets, net	—	145.2	4.0	—	149.2
Total assets	$769.0	$671.1	$3,726.9	$(285.4)	$4,881.6

Unaudited Condensed Consolidating Balance Sheet
December 31, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$—	$—	$3.7	$—	$3.7
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations	—	0.3	143.9	—	144.2
Accounts payable	20.0	82.0	592.6	—	694.6
Accrued liabilities	(9.6)	104.6	314.0	—	409.0
Contingent consideration related to acquisitions	—	71.6	—	—	71.6
Deferred revenue for solar energy systems	—	12.0	29.4	—	41.4
Customer and other deposits	30.1	0.4	41.9	—	72.4
Intercompany (receivable) payable and short-term notes	(605.7)	619.9	(14.2)	—	—
Total current liabilities	(565.2)	890.8	1,111.3	—	1,436.9
Long-term debt, less current portion	550.0	—	17.7	—	567.7
Long-term solar energy system financing and capital lease obligations, less current portion	—	2.3	1,208.9	—	1,211.2
Pension and post-employment liabilities	40.5	—	28.9	—	69.4
Customer and other deposits	82.0	—	194.8	—	276.8
Deferred revenue for solar energy systems	—	27.0	130.4	—	157.4
Non-solar energy system deferred revenue	—	—	51.2	—	51.2
Long-term intercompany notes (receivable) payable	(127.1)	(16.4)	143.5	—	—
Other liabilities	50.9	23.4	251.8	—	326.1
Total liabilities	31.1	927.1	3,138.5	—	4,096.7
Total MEMC stockholders’ equity	737.9	(256.6)	542.0	(285.4)	737.9
Noncontrolling interests	—	0.6	46.4	—	47.0
Total stockholders’ equity	737.9	(256.0)	588.4	(285.4)	784.9
Total liabilities and stockholders’ equity	$769.0	$671.1	$3,726.9	$(285.4)	$4,881.6

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(100.2)	$28.9	$(152.5)	$(59.6)	$(283.4)
Cash flows from investing activities:
Capital expenditures	(14.7)	(16.3)	(69.3)	—	(100.3)
Construction of solar energy systems	—	—	(243.3)	50.1	(193.2)
Purchases of cost and equity method investments	(3.8)	—	(31.4)	—	(35.2)
Proceeds from (used in) equity method investments	7.2	—	(4.2)	—	3.0
Change in restricted cash	—	(2.1)	0.8	—	(1.3)
Receipts to vendors for deposits and loans	—	—	4.8	—	4.8
Equity infusions or investments in subsidiaries	(44.0)	(6.7)	50.7	—	—
Other	1.9	—	(11.5)	9.5	(0.1)
Net cash used in investing activities	(53.4)	(25.1)	(303.4)	59.6	(322.3)
Cash flows from financing activities:
Cash paid for contingent consideration for acquisitions	—	(3.8)	(54.2)	—	(58.0)
Proceeds from solar energy system financing and capital lease obligations	—	8.4	711.9	—	720.3
Repayments of solar energy system financing and capital lease obligations	—	(0.5)	(183.5)	—	(184.0)
Net repayments of customer deposits related to long-term supply agreements	—	—	(23.6)	—	(23.6)
Principal payments on long term debt	—	—	(1.8)	—	(1.8)
Common stock issued and repurchased	(0.1)	—	—	—	(0.1)
Net proceeds from noncontrolling interests	—	—	16.4	—	16.4
(Repayment) collection of intercompany debt	(33.8)	9.5	24.3	—	—
Second lien term loan	196.0	—	—	—	196.0
Debt financing fees	(12.7)	—	(22.5)	—	(35.2)
Net cash provided by financing activities	149.4	13.6	467.0	—	630.0
Effect of exchange rate changes on cash and cash equivalents	(0.2)	—	(0.1)	—	(0.3)
Net (decrease) increase in cash and cash equivalents	(4.4)	17.4	11.0	—	24.0
Cash and cash equivalents at beginning of period	228.9	58.3	298.6	—	585.8
Cash and cash equivalents at end of period	$224.5	$75.7	$309.6	$—	$609.8

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2011
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(196.7)	$91.9	$179.8	$86.3	$161.3
Cash flows from investing activities:
Capital expenditures	(21.1)	(40.3)	(329.0)	—	(390.4)
Construction of solar energy systems	—	—	(372.3)	(97.9)	(470.2)
Purchases of cost and equity method investments	(1.1)	(5.0)	(44.3)	—	(50.4)
Proceeds from return of equity method investments	70.0	13.7	—	—	83.7
Change in restricted cash	—	0.5	(83.5)	—	(83.0)
Payments to vendors for refundable deposits on long-term agreements	—	(14.4)	(0.1)	—	(14.5)
Proceeds from sale of property plant and equipment	—	—	37.1	—	37.1
Cash paid for acquisition, net of cash acquired	—	(160.6)	(2.0)	—	(162.6)
Equity infusions or investments in subsidiaries	(1.1)	1.1	—	—	—
Other	1.4	0.4	(14.0)	11.6	(0.6)
Net cash provided by (used in) investing activities	48.1	(204.6)	(808.1)	(86.3)	(1,050.9)

Cash flows from financing activities:
Proceeds from senior notes issuance	550.0	—	—	—	550.0
Cash paid for contingent consideration for acquisitions	—	(50.2)	—	—	(50.2)
Proceeds from solar energy system financing and capital lease obligations	—	—	694.8	—	694.8
Repayments of solar energy system financing and capital lease obligations	—	(1.8)	(120.3)	—	(122.1)
Net repayments of customer deposits related to long-term supply agreements	—	(1.4)	(55.9)	—	(57.3)
Principal payments on long-term debt	—	—	(1.8)	—	(1.8)
(Repayment) collection of intercompany debt	(167.9)	220.2	(52.3)		—
Common stock issued and repurchased	(2.8)	—	—	—	(2.8)
Payments to noncontrolling interests	—	—	(15.2)	—	(15.2)
Debt financing fees	(18.0)	—	(16.8)	—	(34.8)
Net cash provided by financing activities	361.3	166.8	432.5	—	960.6
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(0.1)	8.1	—	7.8
Net increase (decrease) in cash and cash equivalents	212.5	54.0	(187.7)	—	78.8
Cash and cash equivalents at beginning of period	15.5	7.2	684.6	—	707.3
Cash and cash equivalents at end of period	$228.0	$61.2	$496.9	$—	$786.1

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
From January 1, 2010 until December 31, 2011, MEMC was organized by end market, with three business segments: Semiconductor Materials, Solar Materials and Solar Energy. Semiconductor Materials provides silicon wafers ranging from 100 millimeter (4 inch) to 300 millimeter (12 inch) as the base material for the production of semiconductor devices. Solar Materials manufactured and sold silicon wafers for solar applications, primarily 156 millimeter. Solar Energy was comprised of the solar energy business unit (SunEdison). During the fourth quarter of 2011, we initiated a large scale global restructuring plan across all of our reportable segments (see Note 2). In connection with our announced restructuring, effective January 1, 2012, we consolidated our two solar business units' operations into one business unit, and since that date have been engaged in two reportable segments, Semiconductor Materials and Solar Energy.

OVERVIEW
As previously disclosed, the significant 2011 downturn in the solar industry, which has continued throughout 2012, has seen sharp reductions in pricing of solar modules, solar cells, solar wafers, polysilicon, and to a lesser extent, solar systems. The resulting decline in profitability for all solar companies, including MEMC, has been pronounced. Although we believe the 2011 and 2012 semiconductor downturn is cyclical, we view the solar market changes as a prolonged market dislocation. During the fourth quarter of 2011, in order to better align our business to the then current and expected market conditions in the semiconductor and solar markets, as well as to improve the company's overall cost competitiveness and increase cash flow generation across all segments, we committed to a series of actions to reduce the company's global workforce, right size its production capacity and accelerate operating cost reductions in 2012 and beyond (the "2011 Global Plan").
In the third quarter of 2012, we continued the implementation of the 2011 Global Plan. As part of those efforts, on September 4, 2012 we executed two settlement agreements with Evonik to settle disputes arising from our early termination of two take-or-pay supply agreements. As part of the settlement, we will pay Evonik a total of 70 million euro, of which 10 million euro was paid in the current quarter, and forfeited a deposit of $10.2 million. As a result of this settlement, a favorable adjustment to our 2011 Global Plan accrual was made resulting in $69.2 million of income within restructuring and impairment on the consolidated statement of operations and comprehensive income (loss).
Our business strategy is designed to address the most significant opportunities and challenges facing the company, including managing cash flow and liquidity risks, executing on our restructuring plans, focusing on semiconductor market share gains, and optimizing solar project pipeline.
In furtherance of that strategy, we closed on a $200.0 million second lien term loan ("Term Loan") during the third quarter. The Term Loan has a maturity of five years with a variable rate, which as of September 30, 2012 is at 10.75%. The company plans to use the proceeds of the Term Loan for incremental liquidity and general corporate purposes. We believe our liquidity will be sufficient to support our operations for the foreseeable future, although no assurances can be made if significant adverse events beyond our control occur, or if we are unable to access project capital needed to execute our business plan.

Semiconductor Materials Segment
Net sales and gross margins in our Semiconductor Materials segment were lower in the third quarter of 2012 as compared to the same period in 2011 primarily due to pricing and volume decreases. During the third quarter of 2012, we continued to realize the benefits of our cost reduction efforts through the ramp of our Ipoh, Malaysia plant and the 2011 Global Plan. These benefits were offset by lower prices due to the semiconductor market slowdown and lower absorption of fixed production costs as we reduced production levels on lower demand and to lower inventories. At this time, we expect both volume and demand to stay relatively flat to down during the fourth quarter of 2012. Due to increasing macroeconomic concerns, our visibility into 2013 has diminished.
Solar Energy Segment
During the three month period ended September 30, 2012, revenues were recognized for direct sales on five projects totaling 48.4 megawatts ("MW"). We currently have 116.8MW of solar projects under construction, including 23.2 MW recognized in earnings for direct sales accounted for under the percentage of completion method. The MW under construction are predominately in the United States, but we continue to evaluate project development opportunities outside of the U.S. Additionally, as of September 30, 2012, we have a 13.6MW completed project in Spain which is being actively marketed for sale. SunEdison has a project pipeline of approximately 2.9 gigawatts (“GW”) as of September 30, 2012, down slightly from the 3.0GW of project pipeline as of December 31, 2011.
For the three and nine month periods ended September 30, 2012, solar wafer revenue decreased significantly from the three and nine month periods ended September 30, 2011 because a significant portion of the wafers we manufacture are now internally consumed in our downstream business. While there continued to be external solar wafer sales during the three month period ended September 30, 2012, these sales were significantly diminished from the prior year period and, going forward, solar wafer sales to external parties are expected to continue to decline or remain at lower levels given the company's strategic shift to primarily supplying wafers for internal consumption by our solar energy system business. Additionally, solar wafer prices have declined significantly when compared to prior year periods due to softening demand and industry overcapacity. Our solar wafer average selling prices for the three and nine months ended September 30, 2012 were approximately 53% and 62% lower as compared to the three and nine month periods ended September 30, 2011, respectively.

RESULTS OF OPERATIONS
Net sales by segment for the three and nine month periods ended September 30, 2012 and September 30, 2011 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2012	2011	2012	2011
Dollars in millions
Semiconductor Materials	$240.3	$268.4	$689.0	$795.2
Solar Energy	361.3	247.8	1,240.2	1,202.5
Total Net Sales	$601.6	$516.2	$1,929.2	$1,997.7
Semiconductor Materials Segment Net Sales
The decrease in Semiconductor Materials net sales in the three month period ended September 30, 2012 compared to the comparable period in the prior year was the result of price decreases of $28.7 million, a less favorable product mix of $2.6 million, offset slightly by volume increases of $2.6 million. Price decreases occurred across all wafer diameters.
The decrease in Semiconductor Materials net sales in the nine month period ended September 30, 2012 compared to the comparable period in the prior year was the result of price decreases of $73.9 million, volume decreases of $26.8 million and a less favorable product mix of $5.8 million. Price decreases occurred across all wafer diameters while the volume decrease was across all diameters except 300mm wafers. Both pricing and volume continue to be negatively impacted by unfavorable market conditions. Our semiconductor wafer average selling price in the three and nine month periods ended September 30, 2012 was approximately 11.3% and 10.1%, respectively, lower than the average semiconductor wafer selling price for the same periods in 2011.
Solar Energy Segment Net Sales
During the three and nine month periods ended September 30, 2012, revenue from solar energy system sales was $166.2 million and $824.7 million, respectively. Comparatively, revenue from solar energy system sales was $14.1 million and $270.1 million during the three and nine month periods ended September 30, 2011, respectively. The increase is due largely to the sale of solar energy systems totaling 48.4MW and 239.8MW during the three and nine month periods ended September 30, 2012, respectively, compared to 3.3MW and 56.8MW during the three and nine month periods ended September 30, 2011, respectively. Net sales for the three and nine month periods ended September 30, 2012 also included revenues of $36.7 million and $99.0 million, respectively, from energy production as compared to $24.4 million and $60.3 million in the three and nine month periods ended September 30, 2011, respectively. The increase in energy revenues is a result of the increase in financing sale-leaseback systems when compared to the prior period.
Net sales for the three and nine month periods ended September 30, 2012 include $37.1 million related to revenue recognized as part of the cancellation of a long-term solar wafer supply contract with Conergy. Similarly, net sales for the three and nine month periods ended September 30, 2011 include $19.4 million and $168.8 million, respectively, of revenue recognized in connection with the resolution of our long-term solar wafer supply agreement with a customer.
Solar Energy segment net sales do not include cash proceeds received from financing sale-leasebacks transactions with contract sales values of $93.0 million and $173.9 million in the three and nine month periods ended September 30, 2012, respectively. Sales contract values of financing sale-leasebacks were $191.5 million and $282.1 million in the three and nine month periods ended September 30, 2011, respectively. These transactions are not included in net sales and result in the retention of assets on our balance sheet along with the related non-recourse debt. See “Revenue Recognition” contained in Note 2, "Summary of Significant Accounting Policies", within our 2011 Annual Report on Form 10-K.
Solar wafer sales decreased $124.7 million, or 78%, in the three month period ended September 30, 2012 compared to the comparable period in the prior year, primarily due to solar wafer price decreases of $85.4 million and lower volumes of $39.3 million. Due to the downturn in the solar wafer market, our solar wafer average selling prices in the three and nine month periods ended September 30, 2012 were approximately 49% and 59% lower than the solar wafer average selling prices for the same periods in 2011. These sales were significantly diminished from prior periods, and going forward, solar wafer sales to external parties are expected to remain at lower levels.
During the three and nine month periods ended September 30, 2012 we had $76.9 million and $113.3 million, respectively, of solar module sales to external third parties. Sales of modules are made on an opportunistic basis considering the demand in our downstream solar energy system business. Additionally, during the nine month period ended September 30, 2012, we recorded revenues of $27.3 million on polysilicon sales to reduce our raw material inventory.

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit	2012	2011	2012	2011
Dollars in millions
Cost of Goods Sold	$514.7	$457.6	$1,701.8	$1,644.0
Gross Profit	86.9	58.6	227.4	353.7
Gross Margin Percentage	14.4%	11.4%	11.8%	17.7%

The increase in our gross profit dollars and percentage for the three month period ended September 30, 2012 compared to the three month period ended September 30, 2011 is primarily attributed to the $37.1 million in revenue recognized from the termination of a long term solar wafer supply contract with Conergy in the three month period ended September 30, 2012, offset by $19.4 million of revenue recognized as part of a contract resolution with a customer and $15.0 million due to a change in our estimate of the probable shortfall in one of our take-or-pay purchase obligations in 2011, which increased income. The remaining increases in gross profit dollars were caused by $76.9 million of solar module sales to external third parties during the three month period ended September 30, 2012 that did not occur in 2011. These increases were partially offset by overall declines in the Semiconductor Materials segment margins resulting from lower prices.

The decrease in our gross profit dollars and percentage for the nine month period ended September 30, 2012 compared to the nine month period ended September 30, 2011 is primarily attributed to the absence of $168.8 million in revenue recognized from a contract resolution with a customer, partially offset by a $37.4 million charge from our take-or-pay purchase obligations in the nine month period ended September 30, 2011 and $37.1 million of revenue recognized from the termination of a long term solar wafer supply contract with Conergy in the nine month period ended September 30, 2012.
For the three and nine month periods ended September 30, 2012, we did not recognize approximately $17.6 million and $92.0 million, respectively, of expected gross margins on completed projects with executed sales agreements that we expect will be recognized at a later date. We also received cash in excess of our system construction costs of $14.8 million and $23.9 million in the three and nine month periods ended September 30, 2012, respectively, for our executed sale-leasebacks in which margin will be recognized for U.S. GAAP purposes at the end of the leases.
For the three and nine month periods ended September 30, 2011, we did not recognize approximately $35.4 million and $74.5 million, respectively, of expected gross margins on completed projects with executed sales agreements. We also received cash in excess of our system construction costs of $33.1 million and $47.8 million in the three and nine month periods ended September 30, 2011, respectively, for our executed sale-leasebacks in which margin will be recognized for U.S. GAAP purposes at the end of the leases.

	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing and Administration	2012	2011	2012	2011
Dollars in millions
Marketing and Administration	$68.9	$83.8	$239.2	$270.8
As a Percentage of Net Sales	11.5%	16.2%	12.4%	13.6%

The decrease in marketing and administration expenses for the three month period ended September 30, 2012 is primarily due to the decline in spend on staffing, infrastructure and certain other costs as part of our restructuring efforts. Additionally, the decrease is caused by a decline in stock compensation expense.

The decrease in marketing and administration expenses for the nine month period ended September 30, 2012 is due to the absence of Japan earthquake related charges of $10.6 million and $13.1 million of net legal verdicts taken in the comparable period in 2011. Additionally, the decrease is caused by a decline in stock compensation expense of $9.5 million. The FRV contingent consideration was deemed fully earned and increased by $9.8 million during the nine month period ended September 30, 2012 based on a change in the estimated fair value of the contingent consideration. This increase was offset by a favorable adjustment to the Solaicx contingent consideration of $13.5 million in the nine month period ended September 30, 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
Research and Development	2012	2011	2012	2011
Dollars in millions
Research and Development	$17.4	$22.3	$55.8	$65.1
As a Percentage of Net Sales	2.9%	4.3%	2.9%	3.3%

R&D expenses consist mainly of product and process development efforts to increase our capabilities in each of our business units. Overall spend on R&D in 2012 has and is expected to continue to decrease from 2011 amounts, particularly as it relates to solar wafering.

	Three Months Ended September 30,		Nine Months Ended September 30,
Goodwill Impairment Charge	2012	2011	2012	2011
Dollars in millions
Goodwill Impairment Charge	$—	$56.4	$—	$56.4
As a Percentage of Net Sales	—	10.9%	—	2.8%

During the third quarter of 2011, we impaired $56.4 million of goodwill related to our Solaicx acquisition. There were no such impairments in the comparable period in 2012 because all historical goodwill was impaired in 2011.

	Three Months Ended September 30,		Nine Months Ended September 30,
Restructuring and Impairment	2012	2011	2012	2011
Dollars in millions
Restructuring and Impairment	$(58.3)	$(0.1)	$(53.0)	$13.7
As a Percentage of Net Sales	(9.7)%	—%	(2.7)%	0.7%
During the three and nine month periods ended September 30, 2012, we recorded income of $58.3 million and $53.0 million, respectively, which was primarily a result of our executed settlement agreements with Evonik to settle disputes arising from our early termination of two take-or-pay supply agreements (see Note 2). As part of this settlement, a favorable adjustment to our

2011 Global Plan restructuring accrual was made resulting in $69.2 million of income within restructuring and impairment on the consolidated statement of comprehensive income (loss). In the 2012 fourth quarter, as part of this settlement, we expect to obtain title to a chlorosilanes plant, which could have additional favorable consequences for the consolidated statement of comprehensive income (loss). The settlement income was partially offset by an impairment of tangible assets of $14.2 million.
The restructuring and impairment charges in the nine month period ended September 30, 2011 related to the initial actions taken in the second quarter of 2011 for the 2011 Global Plan.

	Three Months Ended September 30,		Nine Months Ended September 30,
Insurance Recovery	2012	2011	2012	2011
Dollars in millions
Insurance Recovery	$—	$—	$(4.0)	$—
As a Percentage of Net Sales	—	—	(0.2)%	—

During the nine month period ended September 30, 2012, we recorded income of $4.0 million for an insurance settlement to recover the final portion of our losses related to the disruption in production at our Utsunomiya, Japan facility as a result of the March 2011 Japan earthquake.

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Income (loss)	2012	2011	2012	2011
Dollars in millions
Semiconductor Materials	$8.7	$18.5	$(8.1)	$30.3
Solar Energy	75.8	(94.9)	70.4	18.7
Corporate and Other	(25.6)	(27.4)	(72.9)	(101.3)
Total Operating Income (Loss)	$58.9	$(103.8)	$(10.6)	$(52.3)

During the three month period ended September 30, 2012, we had operating income of $58.9 million as compared to a loss of$103.8 million in the comparable period in 2011. During the nine month period ended September 30, 2012, we had an operating loss of $10.6 million as compared to a loss of $52.3 million in the comparable period in 2011. These changes were the net result of the changes in gross profit dollars and operating costs discussed above, including the revenue related to the settlement with Conergy and the income related to the settlement with Evonik, and as further described below.
Semiconductor Materials Segment
The decrease in our Semiconductor Materials operating income from $18.5 million in the three month period ended September 30, 2011 to $8.7 million in the three month period ended September 30, 2012 was primarily the result of reduced gross profit from lower average wafer prices. During the three month period ended September 30, 2011, operating margins were negatively impacted by $2.9 million of charges as a result of the earthquake in Japan. When comparing to 2011 results, the reductions in costs which we have begun to realize from the ramp of our Ipoh, Malaysia plant and the 2011 Global Plan were partially offset by lower absorption of fixed production costs as we reduced semiconductor wafer production capacity on lower demand and to lower inventories. The decrease in operating income for the nine month period ended September 30, 2012, when compared to the same period in 2011 was the result of price and volume decreases more than offsetting the cost saving benefits of the 2011 Global Plan and 2009 U.S. Plan.
Solar Energy Segment
The increase in our Solar Energy operating income to $75.8 million in the three month period ended September 30, 2012 from an operating loss of $94.9 million in the three month period ended September 30, 2011 is primarily attributable to the favorable adjustment from the Evonik supply agreement resolution of $69.2 million and revenue of $37.1 million in the three month period ended September 30, 2012 in connection with the termination of a long term solar wafer supply contract with Conergy. These amounts were offset by the $19.4 million of revenue recognized on a contract resolution with a customer and $15.0 million due to a favorable change in our estimate of the probable shortfall in our take-or-pay purchase obligations in the same period in 2011. Additionally, there was $56.4 million of goodwill impairment charges in the three month period ended September 30, 2011 that did not occur in 2012. The other additional increases were the result of timing of direct sales of solar energy systems offset by lower solar wafer volumes and pricing.

The increase in operating income for the nine month period ended September 30, 2012 when compared to the same period in 2011 was the result of the benefit from the Evonik supply agreement resolution of $69.2 million and revenue of $37.1 million in connection with the termination of a long term solar wafer supply contract with Conergy. These amounts were offset by the $168.8 million of revenue recognized on a contract resolution with a customer and a $37.4 million charge due to a change in our estimate of the probable shortfall in our take-or-pay purchase obligations in the same period in 2011. Additionally, there was $56.4 million of goodwill impairment charges in the nine month period ended September 30, 2011 that did not occur in 2012. The other additional increases were the result of timing of direct sales of solar energy systems offset by lower solar wafer volumes and pricing.
The Solar Energy segment's operating results are highly dependent upon the timing of system sales and revenue recognition requirements related to the terms of the sales agreements and type of project finance method utilized, as well as completed and uncompleted projects. Revenue and income recognition in any given period may differ due to the timing of installations, related expenditures, system warranty and indemnity provisions and the type of financing obtained.
Corporate and Other
Corporate and Other expenses are comprised of substantially all of our stock-based compensation expense, general corporate marketing and administration costs, research and development administration costs, legal, auditing and tax professional services and related costs, salary and other personnel costs, and other items not reflected in the segments. Corporate and Other operating loss decreased by $1.8 million in the three month period ended September 30, 2012 compared to the same period of 2011, primarily due to lower stock compensation expense. The decrease of $28.4 million in operating loss for the nine month period ended September 30, 2012, when compared to the same period in the prior year was primarily due to the absence of $13.1 million of net legal verdicts and settlements described above. Additional decreases were caused by lower stock compensation expense, legal fees and other professional fees.

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-operating Expense (Income)	2012	2011	2012	2011
Dollars in millions
Interest Expense	$28.0	$20.7	$100.3	$50.9
Interest Income	(0.9)	(1.3)	(2.8)	(3.1)
Other, Net	(2.4)	13.4	0.1	(3.9)
Total Non-operating Expense	$24.7	$32.8	$97.6	$43.9

For the three month period ended September 30, 2012, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration and letter of credit and commitment fees of $15.0 million related to solar energy systems, net of capitalized interest of $3.5 million. For the three month period ended September 30, 2011, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration, and letter of credit and commitment fees of $7.1 million related to solar energy systems, net of capitalized interest of $4.4 million. This increase to interest expense relates primarily to increased debt and leases for new solar energy systems.

For the nine month period ended September 30, 2012, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration, and letter of credit and commitment fees of $62.0 million related to solar energy systems, net of capitalized interest of $12.9 million. For the nine month period ended September 30, 2011, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration, and letter of credit and commitment fees of $19.3 million related to solar energy systems, net of capitalized interest of $6.8 million. The interest expense related to solar energy systems for the nine month period ended September 30, 2012 includes $7.4 million of deferred financing fees that were charged to interest expense when previously issued solar energy system debt was transferred to the buyer upon sale of the system. Additionally, $3.9 million of deferred financing fees were charged to interest expense as a result of amendments made to our non-recourse project construction financing revolver. No similar charges were incurred in the comparable period of 2011. The remaining increases relate to higher balances from non-recourse solar energy systems financing.

Additionally, during the nine month period ended September 30, 2012, we incurred interest expense of $31.9 million related to our 2019 Notes issued on March 10, 2011, as discussed in Liquidity and Capital Resources below, as compared to $23.9 million during the nine month period ended September 30, 2011.

The decrease in other, net expense for the three month period ended September 30, 2012 was primarily the result of a loss on Euro based forward contracts of $6.6 million that occurred in 2011. There was no similar income or loss in the comparable period of 2012. Additionally, we incurred a loss of $4.3 million on the fair value of a customer warrant in the three month period ended September 30, 2011, whereas the loss was $0.2 million in the three month period ended September 30, 2012.

The decrease in other, net income for the nine month period ended September 30, 2012 was primarily the result of a gain on Euro based forward contracts of $7.6 million in 2011, which did not occur in 2012.

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Taxes	2012	2011	2012	2011
Dollars in millions
Income Tax Expense (Benefit)	$(3.3)	$(43.2)	$27.9	$(56.6)
Income Tax Rate as a % of (Loss) Income before Income Taxes	(9.6)%	31.6%	(25.8)%	58.8%

During the three month period ended September 30, 2012, we recorded income tax benefit of $3.3 million and an effective tax rate of negative 9.6% compared to an income tax benefit of $43.2 million and an effective tax rate of 31.6% for the three month period ended September 30, 2011. The income tax benefit for the three month period ended September 30, 2012 is associated with a change in the jurisdictional earnings mix. The income tax benefit in the three month period ended September 30, 2011 is primarily attributable to the change in a valuation allowance on deferred tax assets arising in the current year and taxable income in lower rate jurisdictions.
During the nine month period ended September 30, 2012, we recorded income tax expense of $27.9 million and an effective tax rate of negative 25.8% compared to an income tax benefit of $56.6 million and an effective tax rate of 58.8% for the nine month period ended September 30, 2011. The tax expense in the nine month period ended September 30, 2012 is primarily attributable to the recognition of a valuation allowance on tax assets arising in the current year and taxable income in lower rate jurisdictions. The income tax benefit for 2011 is primarily attributed to a deferred taxable loss in the U.S. offset by taxable income in lower rate jurisdictions. This income tax benefit was offset with a significant non-cash valuation allowance established in the U.S. and certain foreign jurisdictions during the period ended December 31, 2011.
We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Of the cash and cash equivalents at September 30, 2012, approximately $301.8 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects.

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Income Attributable to Noncontrolling Interests	2012	2011	2012	2011
Dollars in millions
Net Income Attributable to Noncontrolling Interests	$(1.4)	$(2.2)	$(1.8)	$(16.5)

For the nine month period ended September 30, 2012, the decline in net income attributable to noncontrolling interests mainly consists of $13.8 million for the profits paid to the partners of certain solar energy systems in 2011, which did not occur in the same period in the current year.

FINANCIAL CONDITION
Cash and cash equivalents increased $24.0 million from $585.8 million at December 31, 2011 to $609.8 million at September 30, 2012. See additional discussion in Liquidity and Capital Resources below.
Our short-term restricted cash totaled $84.2 million at September 30, 2012 compared to $125.2 million at December 31, 2011. The decrease of $41.0 million was primarily due to the release of restrictions during the nine months ended September 30, 2012 on the use of proceeds from a construction loan, offset by the result of the initial deposits made into restricted cash for termouts of our sale-leaseback projects and deposits for normal energy revenues.

Net accounts receivable of $202.9 million at December 31, 2011 increased $49.1 million to $252.0 million at September 30, 2012. The increase was primarily attributable to the increase in sales of modules in the third quarter ended September 30, 2012 compared to the fourth quarter ended December 31, 2011 and is also related to the timing of collections generally.

Our inventories decreased $75.7 million to $246.1 million at September 30, 2012 from $321.8 million at December 31, 2011. Inventories primarily decreased as a result of lower polysilicon inventory on hand and a decrease in module inventory due to the use of modules in the construction of solar energy systems during the first nine months of 2012.
Solar energy systems held for sale and development of $373.0 million at December 31, 2011 decreased $127.0 million to $246.0 million as of September 30, 2012. The decrease primarily relates to the sale of the systems in Europe during the nine month period ended September 30, 2012, which were classified as held for sale as of December 31, 2011.
Accounts payable decreased $230.7 million to $463.9 million at September 30, 2012 from $694.6 million as of December 31, 2011. The decrease relates primarily to the timing of payments to vendors.
Short-term and long-term solar energy system deferred revenues of $198.8 million at December 31, 2011 increased $90.4 million to $289.2 million at September 30, 2012. The increase relates to deferred profits from direct sales of solar energy systems in 2012, in which certain production and uptime guarantees exist. In particular, we deferred $29.0 million on the direct sale of a 60.4MW solar energy system in Bulgaria.

Long-term debt, short-term debt and capital leases, including our consolidated VIEs, increased to $2,313.4 million at September 30, 2012 from $1,962.8 million at December 31, 2011. This increase of $350.6 million was partially related to the incurrence of $200 million of long-term debt pursuant to the Term Loan discussed below. The remaining increase was related to solar energy system financing on our sale-leaseback transactions that occurred in 2012.

Other long-term liabilities decreased $119.5 million from $326.1 million at December 31, 2011 to $206.6 million at September 30, 2012. This decrease was mainly caused by the decrease in our long-term restructuring reserve related to the Evonik settlement (see Note 2).

LIQUIDITY AND CAPITAL RESOURCES

We had net income attributable to MEMC stockholders of $37.0 million and incurred a net loss of $138.8 million for the three and nine month periods ended September 30, 2012, respectively. We used $283.4 million of cash for operations which included outflows related to the cost to construct solar energy systems that were direct sales and payments of accounts payable, offset by a decrease in inventories. During the nine month period ended September 30, 2012, $346.2 million of debt related to direct sales was assumed by the buyer. These debt proceeds were originally classified as financing inflows in prior periods. Because this was a non-cash item, the proceeds are not reclassified to operating cash flows to offset the related construction expenditures.

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

Liquidity

Cash and cash equivalents at September 30, 2012 totaled $609.8 million, compared to $585.8 million at December 31, 2011. The cash balance as of September 30, 2012 of $609.8 million included net cash proceeds obtained from the $200.0 milllion Term Loan discussed below. Of the cash and cash equivalents at September 30, 2012, approximately $301.8 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would have minimal impacts on future cash flows.

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

In addition to our need to maintain sufficient liquidity, cash flow from our operations and borrowing capacity under our credit facilities, we will need to raise additional funds in the future in order to meet the operating and capital needs of our solar energy systems development business. These funds are expected to be in the form of project finance or outright sale of solar energy systems to investors. However, there can be no assurances that such project financing or equity will be available to us, or available to us on terms and conditions we find acceptable. We may not be able to sell solar projects or secure adequate debt financing or equity funding for such projects on favorable terms, or at all, at the time when we need such funding. If these or other sources of funding are not available, this will have a significant negative impact on our ability to execute our business plan and to our overall operations, operational results and cash flows.
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
We expect cash on hand, 2012 operating cash flows, project finance debt, the corporate revolving credit facility, Term Loan and project finance construction revolver to provide sufficient capital to support the construction phase of our currently planned projects for 2012 and otherwise meet our capital needs for the remainder of 2012. However, we will continue to need to raise additional long-term project financing, either in the form of project debt or equity, or both. MEMC expects ongoing efforts to secure more project capital, including sources of non-recourse project capital, to generate sufficient resources to support growth. We anticipate incremental capital needs for the remainder of 2012 associated with project finance markets to be approximately $175 million depending on the amount of megawatts ultimately installed and interconnected. However, there can be no assurances that such financing will be available to us or at terms that we find acceptable. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted, we may not be able to maintain compliance with our existing debt covenants and our business will suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain and could impact our earnings and our liquidity.
We have discretion in how we use our cash to fund capital expenditures, to develop solar energy systems, and for other costs of our business. We evaluate capital projects and the development of solar energy systems based on their expected strategic impacts and our expected return on investment. We may use this discretion to decrease our capital expenditures and development of solar energy systems, which may impact our operating results and cash flows for future years. For example, we may defer construction of solar energy systems and look for opportunities to partner with outside investors to finance the development of projects. As of September 30, 2012, we have a 13.6MW solar energy system held for sale in Spain which has been interconnected, and we are currently conducting a process to sell or otherwise finance this system. If we delay the construction of solar energy systems or are unable to sell solar energy systems held for sale, our operating results and cash flows will be adversely impacted.
In the nine month period ended September 30, 2012, $283.4 million of cash was used for operating activities, compared to $161.3 million that was provided by operating activities in the nine month period ended September 30, 2011. The increase in cash use was primarily a result of the net loss incurred during the nine month period ended September 30, 2012 and the decrease of accounts payable from payments made in 2012 related to December 31, 2011 accounts payable.
Cash used in investing activities decreased to $322.3 million in the nine month period ended September 30, 2012 compared to $1,050.9 million used in the nine month period ended September 30, 2011, primarily due to decreased spending on solar and non-solar energy system property, plant and equipment. Significant spending occurred in the nine month period ended September 30, 2011 related to the expansion of our polysilicon and 300 millimeter capacity as well as for the construction of our solar wafer manufacturing facility in Kuching, Malaysia. In addition, we acquired several companies during 2011; there have been no acquisitions in 2012.
For the nine month period ended September 30, 2012, cash provided by financing activities was $630.0 million, compared to $960.6 million of cash provided by financing activities in the nine month period ended September 30, 2011. The decrease was mainly due to $536.7 million in net proceeds received during the three month period ended March 31, 2011 from the issuance of the the 2019 Notes discussed below, offset partially by net proceeds from the issuance of the Term Loan.

Borrowings
On September 28, 2012, we entered into a Second Lien Credit Agreement ("Term Loan") with Goldman Sachs Bank USA and Deutsche Bank Securities Inc. providing for a term loan maturing on October 2, 2017, in an aggregate principal amount of $200.0 million, with a 2.0% discount to par for proceeds of $196.0 million. We incurred $10.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of comprehensive (loss) income over the five-year term. Interest under the Term Loan will accrue, depending on the type of borrowing, at the base rate or the eurocurrency rate, with a floor of 1.50%, plus an applicable rate equal to 9.25% for the eurocurrency rate and 8.25% for the base rate. Interest is due and payable in arrears at the end of each interest period, no less than quarterly, and on the maturity date. Management will monitor the need to hedge the variable rate Term Loan; however given the current eurocurrency rate is over 100 basis points lower than the stated floor within the Term Loan, the short-term risk is considered minimal. As of September 30, 2012 the current interest rate on the Term Loan is 10.75%.

The obligations under the Term Loan are guaranteed by certain of our domestic subsidiaries pursuant to a guaranty agreement executed by each such subsidiary. Our obligations and the guaranty obligations of the subsidiaries are secured by second priority liens on and security interests in substantially all of our present and future assets and the assets of the subsidiary guarantors, including a pledge of the capital stock of certain domestic and foreign subsidiaries.

We may elect to prepay amounts due under the Term Loan with prior notice to the administrative agent. Any voluntary prepayments made on or prior to March 31, 2014 are subject to yield maintenance payments to the lenders in an amount not less than 3.0% of the principal amount then being prepaid. Voluntary prepayments made after March 31, 2014 but on or prior to March 31, 2015 are subject to a call premium of 3.0% of the principal amount then being prepaid. The call premium reduces to 1.0% for prepayments made after March 31, 2015 but on or prior to March 31, 2016. The company may make prepayments after March 31, 2016 without penalty.

Similar to the revolving credit facility with Bank of America, N.A. (discussed below), the Term Loan contains affirmative and negative covenants. These include but are not limited to limiting the company's and certain of our subsidiaries' ability, subject to certain exceptions and qualifications, to (i) create, incur, assume or suffer any liens on assets or revenues, (ii) make other restricted payments and investments, (iii) incur indebtedness, (iv) make certain transactions with affiliates, (v) merge, consolidate or sell/dispose of assets, (vi) enter into burdensome agreements, (vii) engage in any material line of business different from current lines, or (viii) prepay indebtedness or amend indebtedness that adversely impacts the Term Loan lenders. These covenants are subject to a number of qualifications and limitations.

Additionally, the Term Loan has financial covenants requiring a consolidated leverage ratio of 3.5 to 1.0 on September 30, 2012, and 3.0 to 1.0 thereafter, and minimum liquidity depending on our trailing twelve-month consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). Our minimum liquidity covenant amount will be $400.0 million in the event our trailing twelve month consolidated EBITDA is less than $400.0 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400.0 million and less than $600.0 million, our minimum liquidity amount will be $300.0 million. In the event it is greater than or equal to $600.0 million and less than $850.0 million, our minimum liquidity will be $200.0 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850.0 million, then no minimum liquidity amount is required. As of September 30, 2012, we were in compliance with all covenants of the Term Loan.
Our corporate revolving credit facility with Bank of America, N.A. is an aggregate principal amount of $400 million (the “Credit Facility”). On February 28, 2012, we amended our revolving Credit Facility to reduce our expected first quarter 2012 minimum liquidity covenant of $500.0 million to $450.0 million and our second quarter 2012 minimum liquidity covenant to $350.0 million. We also revised the pricing grid for the applicable rate that we will pay for letters of credit and drawings under the facility by an increase of 25 basis points until September 30, 2012.
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
In order to accommodate the Term Loan, the Credit Facility was amended on September 28, 2012. We incurred $2.0 million in debt issuance costs, which is amortized into the condensed consolidated statement of comprehensive (loss) income over the remaining term of the Credit Facility. There were no changes to the maximum capacity or stated interest rate as part of the amendment, although the Credit Facility lenders and Term Loan lenders entered into a customary intercreditor agreement.
As of September 30, 2012, we had no outstanding borrowings under the Credit Facility, although we had approximately $129.5 million of outstanding third party letters of credit backed by this facility at such date.  Therefore, funds available under this facility were $270.5 million and $227.0 million as of September 30, 2012 and December 31, 2011, respectively. We met all covenants under this facility at September 30, 2012.

On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019 (the "2019 Notes"). We incurred $13.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of comprehensive (loss) income over the eight year term. The 2019 Notes were sold at a price equal to 100% of the principal amount thereof. The interest on the 2019 Notes is payable semi-annually, in cash in arrears, on April 1 and October 1. The 2019 Notes are guaranteed by certain of MEMC's domestic subsidiaries (the “guarantors”). The 2019 Notes are senior unsecured obligations and are subordinated to all of our and the guarantors' existing and future secured debt.

The indenture governing the 2019 Notes contains covenants that limit our and our subsidiaries' ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make other restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to declare dividends, (v) to make other payments affecting restricted subsidiaries, (vi) to enter into certain transactions with affiliates, and (vii) to merge, consolidate or sell substantially all of our assets. These covenants are subject to a number of qualifications and limitations, and in certain situations, a cross default provision that is limited to recourse debt only. As of September 30, 2012, we were in compliance with all covenants in the indenture governing the 2019 Notes. In addition, the indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the 2019 Notes when due, failure to comply with covenants under the indenture, failure to pay other indebtedness or acceleration of maturity of other indebtedness, failure to satisfy or discharge final judgments and occurrence of bankruptcy events.

On September 30, 2011, SunEdison amended and restated its non-recourse project construction financing revolver, which has a term of three years, to increase our borrowing capacity from $50.0 million to $300.0 million. On April 12, 2012, SunEdison amended and restated this non-recourse project construction financing revolver. The amendment to this facility resulted in our overall borrowing capacity being reduced from $300.0 million to $154.0 million and added another bank to the lender syndication.

On June 28, 2012, SunEdison amended and restated this non-recourse project construction financing revolver to make certain changes to the revolver and remove one of the lending banks. This amendment to the facility resulted in our overall capacity being reduced from $154.0 million to $110.0 million. On September 11, 2012, SunEdison further expanded the overall capacity of the facility by $40.0 million to bring the total to $150.0 million.

Under the terms of the June 28, 2012 amendment, if our Corporate Family or Corporate Credit Rating for Moody's falls below "B1" or our S&P rating falls below "B+", we will be required to post, at our election, a letter of credit or surety bond equal to 15.0% of the total outstanding balance in order to continue to make additional borrowings under this facility. As of September 30, 2012, our ratings were "B3" and "BB" for Moody's and S&P respectively. Because our Corporate Family Rating for Moody's was below "B1", a letter of credit equal to 15.0% of the $46.7 million outstanding balances was posted as of September 30, 2012. Additionally, $3.9 million of deferred financing fees were charged to interest expense during the three month period ended June 30, 2012, as a result of the amendments made to our non-recourse project construction financing revolver. No similar charges were incurred in the comparable period of 2011.

Interest on borrowings under the SunEdison construction financing revolver are based, at our election, on LIBOR plus an applicable margin (currently 3.50%) or at a defined prime rate plus an applicable margin (currently 2.50%). The construction financing revolver also requires SunEdison to pay various fees, including a commitment fee (currently 1.10%) on the unused portion of the facility. The construction financing revolver will be used to support the construction costs of utility and rooftop solar energy systems throughout the U.S. and Canada. The construction loans are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and will be secured by a pledge of the collateral, including the project contracts and equipment. The outstanding borrowings are typically repaid shortly after completion of the construction of the solar energy systems in accordance with the terms of the construction financing revolver, which repayments typically occur over the following three to six months. This revolver also includes a customary material adverse effect clause whereby a breach may disallow a future draw but will not require acceleration of payment. This revolver also includes a cross default clause which provides, among other lender rights, the right to restrict future loans as well as the right to accelerate principal and interest payments. Because this is non-recourse financing, covenants relate specifically to the collateral amounts and transfer of right restrictions. As of September 30, 2012 and December 31, 2011, there was $46.7 million and $77.2 million, respectively, outstanding on this construction financing revolver.

In the event additional construction debt is needed and the remainder of the original capacity is not renewed or replaced, we have the ability to draw upon the available capacity of our Credit Facility. In the event we cannot renew, replace or backfill the remainder of the original capacity with other financing or have adequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.

As of September 30, 2012, we were in violation of covenants in two non-recourse solar energy system loans totaling $25.3 million as a result of the devaluation of the local currency (Indian Rupee). On September 28, 2012, we obtained a waiver from the lender for the covenant violation, which has a grace period until November 20, 2013. During the grace period the debt will be classified in short-term debt.  We make no assurance that the covenants will be met after the grace period. The solar energy systems for these two project companies collateralize the loans and there is no recourse outside of the project companies.
At September 30, 2012, we had $609.8 million of cash and cash equivalents, $2,313.4 million of debt outstanding, of which the majority is long-term, and availability to borrow up to an additional $270.5 million under our revolving Credit Facility, subject to certain provisions and compliance with covenant requirements, including those described below and in Note 7. Of this total debt outstanding, $1,504.6 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. The breach of any of the Credit Facility provisions or covenants could result in a default under the Credit Facility and could trigger acceleration of repayment, and a cross default on our 2019 Notes and Term Loan, which could have a significant adverse effect on our liquidity and our business. While we expect to comply with the provisions and covenants of the Credit Facility agreement, the Indenture for the 2019 Notes and the Term Loan through 2012, deterioration in the worldwide economy and our operational results could cause us to not be in compliance. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse effect on our liquidity and our business.

The excess of the Credit Facility commitment capacity over the current level of outstanding letters of credit and cash borrowings represents the additional borrowing availability under the Credit Facility. The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including a variable minimum liquidity amount and a consolidated leverage ratio. The company's compliance with these covenants is measured at the end of each calender quarter. The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $35 million excluding our non-recourse indebtedness. As of September 30, 2012, we were in compliance with all covenants. Our liquidity position was in excess of the minimum liquidity amount on our Credit Facility by $480.3 million and our consolidated leverage ratio was 2.4. We anticipate compliance with all covenants for at least the next twelve months. However, the ability to comply with these provisions may be affected by events beyond our control.

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
RECENTLY ISSUED ACCOUNTING STANDARDS
None.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements set forth in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our statements regarding realization of the benefits of our tax assets; our expectations relating to repatriation tax effects; our statements regarding our exposure to indemnification of our solar energy system customers; the timing of reclassification of our currency forward contracts; the appropriateness of our tax positions and the timing of our tax audits; the timing of our various manufacturing ramps or the cessation of production at certain facilities; the timing of completion of our consolidation of worldwide equipment to the Ipoh, Malaysia facility; the anticipated growth of our business in 2012 and beyond; our expectation that we will have the financial resources and capabilities needed to meet our business requirements throughout 2012; our expectation that overall R&D spend will decrease in 2012; future amendments or termination of our agreements with our long-term solar wafer customers; our estimates of penalties associated with termination of certain of our long-term supply contracts with our vendors; our expectations regarding solar wafer sales to external parties and sales of our solar energy systems; the nature and extent of tax rebate programs or feed-in-tariffs in the future; the ultimate impact our legal proceedings may have on us; the outcome of any unfair trade practices cases or investigations and the impact such cases or investigations may have on us; the charges we expect to incur, the timing of completion, the savings we expect to realize, the number of employees who will be affected and our execution of our announced restructurings; our expectations regarding our future cash flow generation; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems and the current and subsequent accounting treatment of such transactions; our expectations regarding our investments and intended effects of our joint ventures; the sources of funding and our ability to access funding for our SunEdison business; statements regarding the timing of various milestones of our joint ventures; the requirements of and our compliance with the terms governing our indebtedness, including the indenture governing the 2019 Notes, our Credit Facility and our Term Loan, our ability to compete effectively in the markets we serve; and our statements regarding our working capital and other capital requirements for the next 12 months.
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
Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. You should not place undue reliance on such statements, which speak only as of the date that they were made. Factors that could cause actual results to differ materially are set forth under “Item 1A. Risk Factors," in our Form 10-K for the year ended December 31, 2011 and in our Form 10-Q for the period ended June 30, 2012.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of September 30, 2012, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2012, solely as a result of the issue giving rise to the change in our internal control over financial reporting described below.
Management identified an error in the three and six-month periods ended June 30, 2012 relating to amounts presented in ending inventory. See note 1, Notes to Condensed Consolidated Financial Statements, for more specific information relating to adjustments made to correct this error.  This issue was identified by finance management at both the Solar Energy segment level and the corporate level during the close of the third quarter. Corrective actions were taken (see description below) and we determined that the effects of the adjustments to the first and second quarters of 2012 were not material.
Notwithstanding this issue, our management, including our Chief Executive Officer and our Chief Financial Officer, has concluded that the condensed consolidated financial statements included in the Form 10-Q for the quarter ended September 30, 2012 present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States.

Changes in Internal Control Over Financial Reporting
In connection with our preparation of the condensed consolidated financial statements for the three and nine months ended September 30, 2012, we identified a control deficiency relating to the design and operation of controls concerning the valuation of our consolidated inventories and solar energy systems held for development and sale. Specifically, we discovered that profit in ending inventory from intercompany solar wafer sales from MEMC Kuching to MEMC Singapore had not been eliminated after sales by MEMC Singapore to certain cell vendors under buy-sell arrangements for conversion to solar modules for use by SunEdison. Under these arrangements, the solar wafers in the solar cells sold by MEMC Singapore to the cell vendors are accounted for as tolling arrangements by MEMC. As a result, the profit from the MEMC Kuching sale to MEMC Singapore must be eliminated until the solar module is sold externally or used in connection with a SunEdison solar energy system that is sold in a direct sale. Our SAP reports were not configured to provide for elimination of profit with non-MEMC entities (i.e., the cell and module vendors) in connection with these arrangements.
We changed and are in process of making additional changes to our internal control over financial reporting processes surrounding the elimination of profit in ending inventory as of the end of the quarter ended September 30, 2012 to prevent and/or detect potential future errors. Specifically, we implemented a process to quantify profit in ending inventory outside the SAP system, increased our documentation of inventory assumptions, instituted a process with vendors to identify MEMC Kuching wafer inventory included in our tolling arrangements, imposed an independent review by the director of corporate accounting on a monthly basis and are in the process of implementing a new consolidations system. We believe these remediation steps will address the identified control deficiency and will enhance our internal control over financial reporting, as well as our disclosure controls and procedures. Aside from these changes, there have been no other changes in MEMC's internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, MEMC's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 15 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by this reference.
Item 1A. Risk Factors.

In addition to the information set forth below and elsewhere in this Form 10-Q, you should carefully consider the factors under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2011 and our Form 10-Q for period ended June 30, 2012. These risks could materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Since 2007, our Board of Directors has had in place a share repurchase program. There were no repurchases during the third quarter of 2012.
Dividend Restrictions
In connection with our March 10, 2011 issuance of the 2019 Notes, we entered into an indenture which restricts us and certain of our subsidiaries from making “restricted payments,” as defined in the indenture. Our Credit Facility and Term Loan also contain similar restrictions on restricted payments. These restricted payments include the declaration or payment of any dividend or any distribution on account of our or our subsidiaries' equity interests and may not be made unless criteria, as set forth in the indenture, have been met. The indenture and our corporate Credit Facility and Term Loan also restrict the usage of our working capital in certain situations.

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

10.96
Second Lien Credit Agreement, dated September 28, 2012, by and among the Company, Goldman Sachs Bank USA, Deutsche Bank Securities Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 2, 2012)

10.97
Guaranty Agreement by and between each of the guarantor subsidiaries in favor of Goldman Sachs Bank USA as Administrative Agent for the benefit of itself and the secured parties named therein (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on October 2, 2012)

10.98
Fourth Amendment to the Credit Agreement dated as of March 23, 2011 (and amended on September 28, 2011, February 28, 2012 and May 8, 2012), dated September 28, 2012, by and among the Company, the guarantors identified therein, the lenders identified therein and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on October 2, 2012)

10.99	Termination Agreement dated as of September 25, 2012 by and among the Company, MEMC Singapore Pte. Ltd. and Conergy AG.

10.100
Settlement Agreement Pertaining to the On-Site Supply Agreement dated as of September 4, 2012 by and among the Company, MEMC Electronic Materials S.p.A., Evonik Industries AG, Evonik Degussa GMBH and Evonik Degussa Italia S.p.A.

10.101	Settlement Agreement Pertaining to the Off-Site Supply Agreement dated as of September 4, 2012 by and among the Company, MEMC Electronic Materials S.p.A., Evonik Industries AG and Evonik Degussa GMBH.

10.102
Amendment Agreement to the On-Site Settlement Agreement and the Off-Site Settlement Agreement dated as of September 24, 2012, by and among the Company, MEMC Electronic Materials S.p.A., Evonik Industries AG, Evonik Degussa GMBH and Evonik Degussa Italia S.p.A.

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

MEMC Electronic Materials, Inc.
/s/ Brian Wuebbels
November 9, 2012	Name:	Brian Wuebbels
	Title:	Executive Vice President and Chief Financial Officer (on behalf of the registrant and as principal financial officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description

10.99	Termination Agreement dated as of September 25, 2012 by and among the Company, MEMC Singapore Pte. Ltd. and Conergy AG.

10.100
Settlement Agreement Pertaining to the On-Site Supply Agreement dated as of September 4, 2012 by and among the Company, MEMC Electronic Materials S.p.A., Evonik Industries AG, Evonik Degussa GMBH and Evonik Degussa Italia S.p.A.

10.101	Settlement Agreement Pertaining to the Off-Site Supply Agreement dated as of September 4, 2012 by and among the Company, MEMC Electronic Materials S.p.A., Evonik Industries AG and Evonik Degussa GMBH.

10.102
Amendment Agreement to the On-Site Settlement Agreement and the Off-Site Settlement Agreement dated as of September 24, 2012, by and among the Company, MEMC Electronic Materials S.p.A., Evonik Industries AG, Evonik Degussa GMBH and Evonik Degussa Italia S.p.A.

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