Form 10-K
period 2012-12-31
MEMC ELECTRONIC MATERIALS INC
filed 2013-03-01
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________
FORM 10-K
 ______________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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

1

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

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant, based upon the closing price of such stock on June 30, 2012 of $2.17 as reported by the New York Stock Exchange, and 230,551,572 shares outstanding on such date, was approximately $500,296,911. The number of shares outstanding of the registrant's Common Stock as of February 25, 2013, was 231,325,319 shares.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the registrant’s 2012 Annual Report to Stockholders (Part I and Part II)
2. Portions of the registrant’s 2013 Proxy Statement (Part III)

2

3

PART I

Item 1.	Business
Overview
MEMC is a global leader in the development, manufacture and sale of silicon wafers, and with the acquisition of SunEdison, a major developer and seller of photovoltaic energy solutions. Through SunEdison, MEMC is one of the world's leading developers of solar energy projects and, we believe, one of the most geographically diverse. MEMC's technology leadership in silicon and downstream solar are enabling the company to expand its downstream customer base and lower costs throughout the silicon supply chain.
MEMC is organized by end market. Until our acquisition of SunEdison, we were engaged in one reportable industry segment - the design, manufacture and sale of silicon wafers - which was conducted as our Materials Business. From the time of the SunEdison acquisition until the end of fiscal 2009, we were engaged in two reportable segments, Materials Business and Solar Energy (at that time, consisting solely of the operations of SunEdison). Effective January 1, 2010 until the end of fiscal 2011, we reorganized our historical Materials Business operations into two separate businesses, and during that time were engaged in three reportable industry segments: Semiconductor Materials, which provides silicon wafers ranging from 100 millimeter (4 inch) to 300 millimeter (12 inch) as the base material for the production of semiconductor devices; Solar Materials, which manufactures and sells silicon wafers for solar applications; and Solar Energy, which was the SunEdison solar energy systems business unit. In connection with our announced December 2011 restructuring, effective January 1, 2012, we consolidated our two solar business units' operations into one business unit, and since that date have been engaged in two reportable industry segments:

•	Semiconductor Materials; and

•	Solar Energy.
Financial segment information for our two reportable segments for 2012 is contained in our 2012 Annual Report, which information is incorporated herein by reference. See Note 20, Notes to Consolidated Financial Statements.
MEMC was formed in 1984 as a Delaware corporation and completed its initial public stock offering in 1995. Our corporate structure includes, in addition to our wholly owned subsidiaries, an 80%-owned consolidated joint venture in South Korea (MEMC Korea Company or MKC). We also have five consolidated joint ventures related to the construction and operation of solar energy systems.
Our principal executive offices are located at 501 Pearl Drive (City of O'Fallon), St. Peters, Missouri 63376, and our telephone number is (636) 474-5000. Our website address is www.memc.com.

Recent Events

The significant 2011 downturn in the solar industry continued throughout 2012 and resulted in sharp reductions in pricing of solar modules, solar cells, solar wafers, polysilicon, and to a lesser extent, solar systems. The resulting decline in profitability for all solar companies, including MEMC, has been pronounced. Our Semiconductor Materials business also faced depressed market conditions in 2012.

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

Throughout 2012, we continued the implementation of the 2011 Global Plan. As part of those efforts, on September 4, 2012 we executed two settlement agreements with Evonik to settle disputes arising from our early termination of two take-or-pay supply agreements related to the Merano, Italy polysilicon facility shuttered as part of the 2011 Global Plan. Pursuant to the settlement, we forfeited a deposit of $10.2 million and will pay Evonik an additional 70 million Euro, of which 25 million Euro was paid in 2012, with the remaining 45 million Euro to be paid in three installments over the first three quarters of 2013.

Our business strategy is designed to address the most significant opportunities and challenges facing the company, including managing cash flow and liquidity risks, executing on our restructuring plans, focusing on semiconductor market share gains, expanding our product platform, and optimizing solar project pipeline. In furtherance of that strategy, we closed on a $200.0 million second lien term loan during the 2012 third quarter. This term loan has a maturity of five years with a variable rate, which as of December 31, 2012 is at 10.75%. The company plans to use the proceeds of this term loan for incremental liquidity and general corporate purposes.
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
We sell some of our semiconductor wafers to certain customers under consignment arrangements. Generally, these consignment arrangements require us to maintain a certain quantity of wafers in inventory at the customer’s facility or at a storage facility designated by the customer. Under these arrangements, we ship the wafers to the storage facility, but do not charge the customer or recognize revenue for those wafers until title passes to the customer. Title passes when the customer pulls the product from the assigned storage facility or storage area or, if the customer does not pull the product within a stated period of time (generally 60-90 days), at the end of that period, or when the customer otherwise agrees to take title to the product. Until that time, the wafers are considered part of MEMC's inventory and are reflected on MEMC's books and records as inventory. As such, these consignment arrangements are essentially inventory transfer arrangements. At December 31, 2012, we had approximately $27.6 million of inventory held on consignment, compared with approximately $28.0 million held on consignment at December 31, 2011.
Manufacturing. To meet our semiconductor wafer customers' needs worldwide, we have established a global manufacturing network currently consisting of eight manufacturing facilities. In an effort to reduce manufacturing costs and to shift manufacturing to locations closer to our customers, in 2009, we committed to terminate certain manufacturing in St. Peters, Missouri and Sherman, Texas. In 2011, we ceased all production at our Sherman, Texas facility. We intend to sell this facility, although there can be no assurance that we will be successful in selling the facility. In 2012, we ceased all production at our St. Peters, Missouri facility, except for 150mm crystal growing and advance SOI manufacturing, which are expected to continue at this facility. MEMC corporate headquarters and research and development are also expected to continue at the St. Peters facility. We have transferred operations to our new semiconductor wafer manufacturing facility in Ipoh, Malaysia. We completed construction and commenced commercial shipments from this facility in the third quarter of 2010. We have also invested significantly, and are continuing to invest to expand our 300 millimeter production capacity in our manufacturing facilities.
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
Solar Energy Segment
Overview. Our Solar Energy segment includes the operations of our old Solar Materials segment as well as our SunEdison business. We combined these segments effective January 1, 2012 as part of the restructuring related to the 2011 Global Plan.
On December 8, 2011, we announced a global restructuring to reduce the company's global workforce, modify our production capacity and accelerate operating cost reductions in 2012 and beyond. We committed to these actions in response to the then current and expected market conditions, including the significant price declines in the upstream solar market resulting from worldwide overcapacity as well as reduced demand in the solar market. In addition to shuttering our Merano, Italy polysilicon facility, we reduced production capacity at our Portland, Oregon solar monocrystalline facility and limited the capacity ramp of our Kuching, Malaysia solar wafer facility to 300MW. To focus on providing our downstream solar customers with quality, low cost systems and to achieve improved operating efficiencies, we consolidated the Solar Materials and Solar Energy (SunEdison) segments into a single Solar Energy segment. All financial information for the Solar Energy segment for 2012 and applicable periods prior to 2012 (which have been recast to include the Solar Materials and Solar Energy segments for all periods prior to January 1, 2012) is set forth in Note 20, Notes to Consolidated Financial Statements contained in our 2012 Annual Report, which information is incorporated herein by reference.
Our Solar Energy segment provides solar energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market to provide a comprehensive solar energy service to our customers. Through SunEdison, we are a leading global solar energy services provider. As of December 31, 2012, SunEdison has interconnected over 675 solar power systems representing 989MW of solar energy generating capacity. As of December 31, 2012, SunEdison had 73MW of projects under construction and 2.6 gigawatts ("GW") in pipeline. A solar energy system project will be classified as "pipeline" when SunEdison has a signed or awarded power purchase agreement (PPA) or other energy off-take agreement or has achieved each of the following three items: site control, an identified interconnection point with an estimate of the interconnection costs, and an executed energy off-take agreement or the determination that there is a reasonable likelihood that an energy off-take agreement will be signed. "Under construction" refers to projects within pipeline, in various stages of completion, which are not yet operational. There can be no assurance that pipeline will be converted into completed projects or generate revenues or that we can obtain the necessary financing to construct these projects.
In support of our downstream solar business, our Solar Energy segment manufactures polysilicon, silicon wafers and solar modules. While there continued to be external solar wafer sales during 2012, these sales were significantly diminished from prior year sales levels and, going forward, solar wafer sales to external parties are expected to continue to decline to or remain at lower levels given our strategic shift to primarily supplying wafers for internal consumption by our SunEdison business. Additionally, our Solar Energy segment will sell solar modules to third parties in the event the opportunity aligns with our internal needs.

As a result of continued declines in solar wafer pricing, we have elected to limit the capacity ramp of our solar wafer manufacturing facility in Kuching, Malaysia to 300MW. We also have reduced production capacity at our Portland, Oregon crystal facility in order to improve costs and alignment with current market conditions. Consistent with our existing solar strategy, we will continue to utilize our joint ventures and partner with third-party vendors under long-term supply agreements to procure or have manufactured solar modules for use in our SunEdison business. Our SunEdison business is focused on the installation of solar energy systems that are connected to the electricity grid. A wide variety of international and U.S. federal, state and local government and utility commission rules, regulations and policies affect our ability to conduct our business. See "Regulation" below.
We provide our downstream customers with a simplified and economical way to purchase renewable energy by delivering solar power under long-term power purchase arrangements with customers or feed-in tariff arrangements with government entities and utilities. Our SunEdison business is heavily dependent upon government subsidies, including U.S. federal incentive tax credits, state-sponsored energy credits and foreign feed-in tariffs. In certain jurisdictions, the sale of a solar energy system would not be profitable today without these incentives. Our customers pay us only for the electricity output generated by the solar energy systems we install on their rooftops, or other property, thereby avoiding the significant capital outlays otherwise usually associated with power plant projects, including typical solar power plants. Once installed, our solar energy systems provide energy savings to customers and enable them to hedge a portion of their energy costs against volatile electricity prices by generating electricity during daylight hours when electricity prices are typically highest.
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
Through electricity generation by solar electric systems that SunEdison operates in certain states in the U.S., including Maryland, New Jersey, California, Ohio and Colorado, SunEdison is credited with one REC for each 1,000 kilowatt-hour (or megawatt-hour) of electricity we produce. RECs represent the right to claim the environmental, social and other non-power qualities of the renewable electricity generation. At the appropriate time in construction of a solar power plant, SunEdison submits an application to the relevant state energy regulatory bodies. The solar power plant is inspected and if approved, SunEdison is qualified to receive RECs based on actual production in the future. A REC, and its associated attributes and benefits, can be sold with or separately from the underlying physical electricity associated with a renewable-based generation source. Buyers of these certificates are typically the utilities that can use the credits to offset state or public utility commission mandated environmental obligations that specify that a portion of their electricity must be generated by solar energy. Whenever possible, SunEdison enters into multi-year binding contractual arrangements with utility companies or other investors who purchase RECs at fixed rates. Sales directly to utilities are generally recorded at the time the required level of energy is generated, which in turn gives SunEdison the right to the REC. SunEdison typically has the legal and contractual right to transfer ownership of the REC to a third party under the terms of an agreement between SunEdison and the utility. Investors also purchase these certificates, typically under similar contracts. These investors then resell the certificates to end-user utilities or other companies.
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
Suppliers and Raw Materials. For our SunEdison business, we procure modules through our OEM manufacturing relationships and also have a limited number of suppliers for modules, trackers and inverters. We generally enter into purchase agreements with one year terms with these suppliers. We believe this allows us to optimize system performance, reduce system costs and benefit from the long-term innovation and cost reduction trends of the solar industry. We also have a limited number of engineering, procurement and construction providers. Our solar module suppliers generally provide a 25-year limited warranty for power and a multi-year limited warranty for workmanship. We provide a similar warranty for our solar modules that we supply to our own solar energy projects or to third party purchasers of such modules. Inverter suppliers generally provide a product workmanship warranty of five years with available extended warranties if purchased. In the event that a module or inverter fails in the future, we will repair or replace the failed module or inverter and then look to the supplier for compensation. We have also entered into OEM module production arrangements to strengthen our supply chain and provide lower cost modules for use in our SunEdison business.
For our solar wafer production, the main raw material is polysilicon. We use two types of polysilicon: granular polysilicon and chunk polysilicon. We produce all of our requirements for granular polysilicon at our facility in Pasadena, Texas. Although we have produced chunk polysilicon in our Merano, Italy facility, we shuttered that facility in December 2011 as part of the 2011 Global Plan, and although we have made significant progress in 2012, it will remain shuttered unless dramatic feedstock, power and other cost reductions are achieved in the near term. We are now buying chunk polysilicon pursuant to short- to medium-term agreements with other polysilicon manufacturers. Chunk polysilicon can be substituted for granular polysilicon, although our manufacturing throughput and yields could be adversely affected.
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
Our solar wafers are used as the starting material for crystalline solar cells. Customers using crystalline wafers for solar applications utilize wafers that are square or pseudo square so that they fit optimally into solar modules (panels) and convert energy from the sun into usable electrical energy. Our first solar wafer manufacturing facility was constructed in Kuching, Malaysia and brought online in 2010. Also in 2010, we acquired Solaicx, which gave us a monocrystalline wafer manufacturing facility in Portland, Oregon. We will continue to manufacture solar wafers in both Kuching and Portland as well as through our joint venture in China with Zhenjiang Huantai Science & Technology Co. Ltd. We will also continue to use subcontractors for a limited amount of our solar wafer production.
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
International Marketing and Foreign Customers. Until recently, SunEdison’s international business operations have focused only in certain areas in Europe and Canada. Our growth in 2010 primarily reflected an increase in ground mount projects in Italy. Our growth in 2011 and 2012 was primarily from an increase in utility projects in North America, and we expect our 2013 growth similarly to be focused in North America while also diversifying into South Africa and South America. We believe this regional and market diversification will reduce country concentration risk and improve overall project returns.
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
Project Finance and Project Working Capital. Our SunEdison business model is to realize cash upon the completion of a solar energy system and the sale of the system or, in the event of a sale-leaseback financing or project that we elect to retain on our balance sheet, during the term of any related power purchase agreement. Typically, a construction financing facility is implemented prior to commencement of construction of the solar energy system, and for non-sale leaseback financed projects, long-term debt is arranged prior to commercial operation of the system and drawn on at or about the time of commercial operation or the sale of the system.
We utilize a variety of project- and debt-financing structures to arrange long-term financing for our systems, including non-recourse construction finance. In the United States, our long-term financing primarily consists of selling the solar energy system to a third-party and leasing it back for an extended period of time. These leases are typically accounted for as capital leases or financing arrangements on our balance sheet. See Note 2 to Notes to Consolidated Financial Statements. Outside the U.S., we typically obtain term debt financing with a maturity date tied to the date the applicable feed-in tariff expires, and upon the sale of these systems, the new project owner acquires the term debt financing. Alternatively, in lieu of financing solar energy systems, we may choose to sell a portion of our systems portfolio to third parties. Outside the U.S., we generally sell projects outright to third parties, except in India and in South Africa where there is a partial equity holding requirement. Our currently known or anticipated market and liquidity risks are described more fully in "Item 1A. Risk Factors", below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in our 2012 Annual Report, which is incorporated by this reference into this Form 10-K.
Operations and Maintenance of Solar Energy Systems. Our service personnel are responsible for the operation and maintenance of our portfolio of solar energy systems. We may also provide operations and maintenance services to solar energy systems that are neither owned nor installed by us. In 2013, we are planning to expand our operations and maintenance business significantly through organic and inorganic growth. The services provided by our service team include the following:

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

•	Optimal Solar Production. Our service contracts cover preventative maintenance to ensure the optimal level of performance and electrical generation for the solar energy system.
Competition. The solar power market in general competes with conventional fossil fuels supplied by utilities and other sources of renewable energy such as wind, hydro, biomass, concentrated solar power and emerging distributed generation technologies such as micro-turbines and fuel cells. Furthermore, the market for solar electric power technologies is competitive and continually evolving. We believe our major competitors in the solar energy services provider market include SunPower Corporation, First Solar, Inc., Enerparc, Sharp Corporation (Recurrent Energy), Phoenix Solar, BELECTRIC, JUWI Solar Gmbh and Solar City. We may also face competition from solar cell and module suppliers, who may develop solar energy system projects internally that compete with our product and service offerings, or who may enter into strategic relationships with or acquire other existing solar power system providers. We also compete to obtain limited government funding, subsidies or credits. In the large-scale on-grid solar power systems market, we face direct competition from a number of companies, including those that manufacture, distribute or install solar power systems, as well as construction companies that have expanded into the renewable sector and independent power producers. In addition, we will occasionally compete with distributed generation equipment suppliers.
We generally compete on the basis of the price of electricity we can offer to our customers; our experience in installing high quality solar energy systems that are generally free from system interruption and that preserve the integrity of our customers’ properties; our continuing long-term solar services (operations and maintenance services) and the scope of our system monitoring and control services; quality and reliability; and our ability to serve customers in multiple jurisdictions.
Seasonality. Our quarterly revenue and operating results for solar energy system installations are difficult to predict and have in the past and may in the future fluctuate from quarter to quarter due to changes in subsidies, as well as weather, economic trends and other factors. For example, in Canada and in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to periodic reductions of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March, which impacts the extent (or amount) of construction that occurs. In the United States, customers or investors will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons.
Regulation
Our SunEdison business is exempt from most regulation applicable to electric utilities under applicable national, state or other local regulatory regimes where SunEdison conducts business. In the United States, SunEdison owns or controls solar energy facilities that are certified as "Qualifying Small Power Production Facilities" ("QFs") under the Public Utility Regulatory Policy Act of 1978 or "Exempt Wholesale Generators" ("EWGs") under the Public Utility Holding Company Act of 2005. As a result, SunEdison's solar energy projects are exempt from most regulations established by the Federal Energy Regulatory Commission ("FERC"). These exemptions apply to the regulation of rates of interstate sales of wholesale electricity, and otherwise to federal and state laws regarding the financial and organizational regulation of electric utilities. For some of SunEdison's large utility-scale projects, the utility that is purchasing the energy must seek state regulatory approval of its power purchase agreements entered into with

SunEdison. As SunEdison's utility-scale business grows to entail interstate sales of wholesale electricity from solar energy facilities greater than 20MW, those facilities may no longer be eligible for exemption from the ratemaking provisions of the Federal Power Act, and, as a result, will need to seek and obtain "market-based rate authorization" from FERC in order to undertake wholesale sales of power. A facility with “market-based rate authorization” from FERC is regulated as a "public utility", provided that, as certified QFs, each solar energy facility will continue to be exempt from most other federal and state regulation as long as they do not exceed 30MW. SunEdison's solar energy facilities are subject to compliance with the mandatory reliability standards developed by the North American Electric Reliability Corporation and approved by FERC under the Federal Power Act. In Europe, Asia and Canada, SunEdison and its subsidiaries are also generally subject to the regulations of the relevant energy regulatory agencies applicable to all producers of electricity under the relevant feed-in tariff regulations (including the feed-in tariff rates).

Additionally, interconnection agreements are required for virtually all of SunEdison's projects. Depending on the size of the system and state law requirements, interconnection agreements are between the local utility and either SunEdison or its customer in the United States. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by FERC, the local public utility commission ("PUC") or other regulatory body with jurisdiction over interconnection agreements.
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
In addition, in order to strengthen our customer relationships, we assign research and development engineers to key customers worldwide. We do this through our Applications Engineering Group. The primary purpose of the Applications Engineering Group is to establish a close, technical working relationship with our customers to obtain a better knowledge of our customers' materials requirements.
We devote a portion of our research and development resources to enhance our position in the crystal technology area. We have dedicated engineers and scientists, located in our St. Peters, Missouri, Merano, Italy, Hsinchu City, Taiwan and Chonan, South Korea facilities, to further our understanding of defect control and cost reduction. In conjunction with these efforts, we are developing wafering technologies to meet advanced flatness and particle requirements of our customers, and we continue to focus on the development of our advanced epitaxial wafer technology with a dedicated staff of scientists located primarily in our St. Peters, Missouri, Novara, Italy, Hsinchu City, Taiwan and Utsunomiya, Japan facilities, who focus on the development of new epitaxial wafer products and cost reduction processes. We also have dedicated engineers, scientist and technicians located in St. Peters, Missouri facility to support SOI wafer requirements of our customers.
In addition to our focus on advancements in wafer material properties, we also continue to invest in research and development associated with larger wafer sizes. We produced our first 300 millimeter wafer in 1991 and continue to enhance our 300 millimeter technology program using our staff of research and development scientists, engineers and technicians. In addition, we continue to focus on process design advancements to drive cost reductions and productivity improvements. We produced our first 450 millimeter wafer in 2008, but to date have only produced minimal quantities of wafers at this size.
Solar Energy. The solar wafer market is characterized by intense cost pressures, excessive supply, competition from thin film technologies and geopolitical trade dynamics. These intense cost pressures and worldwide overcapacity led us to commit to our December 2011 restructuring actions reflected in the 2011 Global Plan.  We believe that the timely development of higher productivity and lower cost processes, enhancements to the existing products, and development of new wafer products are essential to maintain our competitive position and to provide lower cost modules to our SunEdison projects. Our goal in solar materials research and development is to continually evaluate the cost and quality at the installed power system level to develop products capable of enhancing overall value for the end consumer while meeting the performance requirements necessary to grow the solar market. We accomplish this by closely linking our research and development projects and goals to the current and future technology requirements across the solar value chain. Some of these projects involve formal and informal joint development efforts with our customers.

In the upstream solar materials value chain, we devote research and development resources in the areas of polysilicon production, crystallization, crystal wafering and solar cells and modules. We have a dedicated group of engineers and scientists, working in our St. Peters, Missouri, Pasadena, Texas, and Merano, Italy facilities, to develop higher productivity, lower cost and ultrapure polysilicon fabrication processes. In conjunction with these efforts, we are developing efficient crystal growth processes to produce high quality multicrystalline and monocrystalline silicon with lower defect density and higher minority carrier lifetime, using a team of engineers and scientists located primarily in our St. Peters, Missouri, Portland, Oregon and Kuching, Malaysia facilities. With our acquisition of Solaicx, we have a proprietary continuous crystal growth manufacturing technology which yields high-efficiency monocrystalline silicon wafers. The research and development efforts in crystal wafering are directed towards reducing silicon wafer thickness and kerf loss, improving the wafer quality, reducing the overall cost while improving the energy output of the solar modules derived from the silicon wafer, and achieving technological differentiation and innovation. We are developing wafering technologies that enable scaling to smaller wafer thickness while increasing the productivity of the wafering process. We are also continuing to develop our own solar wafer (156 millimeter) manufacturing facility in Kuching, Malaysia, although this capacity ramp has been limited. These efforts focus on simultaneously reducing cost and improving energy output at the module and system level. We achieve this synergy by conducting necessary complementary research and development  in solar cells and modules. Our module and solar cell research and development teams are primarily located in Beltsville, Maryland and Belmont, California. In addition, we have research and development resources in India (design) and Singapore (quality).

Moreover, we work with key customers worldwide through our Product Development/Management and research and development engineers, leveraging our research and development laboratories. This enables us to establish a close, technical working relationships with our customers to obtain a better knowledge of our customers' solar materials requirements.

The Product Development and Product Management Groups for our downstream Solar Energy business unit are also focused on reducing the levelized cost of electricity in our photovoltaic installations. As a solar energy services provider, new technology evaluation is a critical part of this effort. The Product Development and Management Groups evaluate emerging industry solutions in the areas of module, inverter and balance of systems components. Technology evaluation is pursued through analysis, testing, demonstration and development. SunEdison became a founding member of the Solar Technology Acceleration Center in Aurora, Colorado in 2008 in order to further this effort. The other founding partners include Xcel Energy and Abengoa Solar. Sponsoring partners include the National Renewable Energy Lab and the Electric Power Research Institute. In addition to external technology evaluation, the Product Development Group leads efforts to reduce the levelized cost of electricity through internal product development of system components, with particular emphasis on module mounting components. The energy research and development team also focuses on providing platform solutions integrating data collection, analysis and optimization on the foundation of proprietary hardware and software.

The Solar Energy Product Development Group also leads a cross functional continuous improvement process within the company to analyze and improve the performance of SunEdison's operational solar energy systems. This effort focuses on propagating best practices, increasing energy production and minimizing the frequency and impact of system outages. Through these combined efforts, SunEdison strives to reduce the cost of electricity delivered to our customers while improving the quality and reliability of our systems throughout their operational life.
Proprietary Information and Intellectual Property
We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We protect our intellectual property rights based on patents and trade secrets. As of December 31, 2012, we had approximately 270 U.S. patents, of which approximately 70 will expire within the next five years, approximately 125 will expire between six and ten years, and approximately 75 will expire after ten years. As of December 31, 2012, we had approximately 490 foreign patents, of which approximately 60 will expire within the next five years, approximately 310 will expire between six and ten years, and approximately 120 will expire after ten years. These foreign patents are generally counterparts of our U.S. patents. As of December 31, 2012, we had approximately 200 pending U.S. patent applications and approximately 450 pending foreign patent applications. The patents we beneficially own relate to polysilicon technology. We exclusively licensed these beneficially owned patents from Albemarle Corporation in connection with our purchase of Albemarle's granular polysilicon business in 1995. We may request that these patents be assigned to us at any time in exchange for a nominal purchase price.

We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims against us.
Customer Concentration

In 2012, no single customer accounted for more than 10% of our 2012 consolidated net sales.
Employees
At December 31, 2012, we had approximately 5,630 full time employees and approximately 380 contract or temporary workers worldwide. We have approximately 1,700 unionized employees in our facilities located in St. Peters, Missouri, Pasadena, Texas, South Korea, Italy and Japan. We have not experienced any material work stoppages at any of our facilities due to labor union activities during the last several years. We believe our relations with our employees are generally good.
Geographic Information
Information regarding our foreign and domestic operations is contained in Note 20, "Reportable Segments," of Notes to Consolidated Financial Statements included in our 2012 Annual Report, which information is incorporated herein by reference.
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
In recent years, the European, U.S. and world economies have undergone significant turmoil amid stock market volatility, difficulties in the financial services sector, tightening of the credit markets, softness in the housing markets, concerns of inflation and deflation, reduced corporate profits and capital spending, reduced consumer spending and various other economic difficulties. This recent turmoil demonstrates how uncertain future economic conditions are and those conditions could negatively impact our ability to obtain debt or equity project financing required for the construction and sale of solar power plants. Additionally, access to capital markets continues to be challenging, especially in Europe. If the slow improvement in market and economic conditions does not continue or turmoil and volatility significantly increase, we may be further limited in our ability to access the capital markets to meet liquidity and operational and capital expenditure requirements. We may not have sufficient resources to support our business plan, and there can be no assurance that liquidity will be adequate over time. There can be no assurance that we will be able to generate sufficient cash flows, find other sources of capital or access capital markets, and if adequate funds and alternative resources are not available on acceptable terms, our ability to fund our operations, develop and construct solar power plants, maintain our research and development efforts, provide collateral for our projects or otherwise respond to competitive pressures would be significantly impaired. Our inability to do the foregoing could have a material adverse effect on our business and results of operations.
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
We typically rely on working capital and credit facilities to fund the up-front costs associated with the design, construction and installation of our solar energy systems and the purchase of components, such as solar modules and inverters, for our systems. In addition, we secure long-term financing upon completion of our solar energy systems for those systems we retain and use the proceeds to refinance the debt incurred for the design, construction and installation of the solar energy systems, as well as to generate profits and cash flow for our business. Without access to sufficient and appropriate financing, or if that financing is not available at desirable rates or on terms we deem appropriate, we would be unable to grow our SunEdison business by increasing the number of solar energy systems we are simultaneously developing. Our ability to obtain additional financing in the future depends on banks' and other financing sources' continued confidence in our business model and the renewable energy industry as a whole. Solar energy has yet to reach widespread market penetration and is dependent on continued support in the form of performance-based incentives, rebates, tax credits, feed-in tariffs and other incentives from federal, state and foreign governments. If this support were to dissipate, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. While we have solar project financing available to us through existing relationships and facilities, our current cash and financing sources may be inadequate to support the anticipated growth in our business plans. Additionally, in 2012, our corporate family rating and our 2019 Notes rating were both downgraded by ratings agencies, as discussed in "Risks Related to Our Indebtedness" below, which limited our access to the non-recourse construction facility, resulting in an amendment to such facility in the second quarter of 2012. Any additional downgrades in the future may limit or restrict in the future our ability to borrow under certain current credit facilities or to secure new or additional credit facilities, and may increase the costs of borrowing, increase letter of credit requirements for our solar energy projects and subject us to more onerous debt covenants. In addition, we do not currently have any dedicated financing in some of our emerging and international markets, and obtaining financing in these new markets will present challenges. Our failure to obtain necessary financing to fund our operations would materially adversely affect our business, financial condition and results of operations.
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

We may be unable to obtain favorable financing from our vendors and suppliers, which could have a material adverse effect on our business, financial condition and results of operations.
We have historically utilized financing from our vendors and suppliers through customary trade payables or account payables. At times, we have also increased the number of days' payables outstanding. There can be no assurance that our vendors and suppliers will continue to allow us to maintain existing or planned payables balances, and if we were forced to reduce our payables balances below our planned levels, without obtaining alternative financing, our inability to fund our operations would materially adversely affect our business, financial condition and results of operations.
Our solar wafer business experienced a substantial and sustained decline in prices which has had, and could continue to have, a material adverse effect on our business, financial condition or results of operations.
According to independent sources, industry-wide solar wafer pricing fell approximately 40% during the second quarter of 2011. During the third and fourth quarters of 2011, solar wafer pricing continued to decline due to the market downturn. In 2012, solar wafer pricing fell approximately 35% due to excess capacity in the industry. Solar wafer pricing has also been affected by the unfair trade complaints as discussed in depth in the risk factor below. These price decreases had a significant unfavorable impact on our revenue and gross margins during the years ended December 31, 2011 and 2012, and, though we are largely eliminating future external solar wafer sales, may unfavorably impact future operating results in our Solar Energy business. When selling prices decline, our net sales and gross profit also decline unless we are able to sell more products or reduce the cost to manufacture our products. If the selling prices for our products continue to decline, our operating results could be materially adversely affected. Failure to successfully address the challenges facing this business may hinder or prevent our ability to achieve our business objectives in a timely manner, and may also result in less than full recovery of our remaining Solar Energy long-lived assets, which could require further significant asset write-downs.
Historically we have made significant investments in our solar energy project pipeline, including both organically developing and acquiring projects from third-parties, and if a number of projects in our pipeline fail to proceed to construction or are not completed, our business, financial condition or operating results could be materially adversely affected.
The solar project development process is long and includes many steps involving site selection and development, commercial contracting and regulatory approval, among other factors.  As of December 31, 2012, SunEdison had 2.6 gigawatts ("GW") in pipeline, of which 73MW was under construction at that time. There can be no assurance that pipeline will be converted into completed projects or generate revenues or that we can obtain the necessary financing to construct these projects. As we develop pipeline organically or through acquisitions, some of the projects in our pipeline may not be completed or proceed to construction as a result of various factors.  These factors may include changes in applicable laws and regulations, including government incentives, environmental concerns regarding a project or changes in the economics or ability to finance a particular project.  If a number of projects are not completed, our business, financial condition or operating results could be materially adversely affected.
Our Solar Energy business depends on the solar industry, which is driven largely by the availability and size of government and economic incentives which could be reduced or eliminated, resulting in decreased demand for our solar wafers and SunEdison’s services, which could have significant negative effects on our business, financial condition or results of operations.
Today's solar industry demand continues to be mainly driven by the availability and size of government and economic incentives related to the use of solar power, because today the cost of solar power exceeds the cost of power furnished by the electric utility grid in most locations. As a result, government bodies in many countries have historically provided incentives in the form of feed-in-tariffs to solar project developers to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. In addition, we rely upon income tax credits and other state incentives in the United States for solar energy systems. Most countries have continued to regularly reduce the rates paid to solar power system owners for generating electricity under their respective feed-in-tariff programs, and these regular, scheduled reductions in feed-in tariff rates are expected to continue. Moreover, the value and pricing of PBIs and RECs, as well as the state PUC approved PPA rates for utilities (which are frequently higher than electricity rates for electricity generated from other energy sources), are likely to continue to decrease, further reducing the U.S. revenue stream from solar projects. These government economic incentives could be further reduced or eliminated altogether, especially in light of ongoing worldwide economic troubles and slow recovery. In addition, some of these solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Finally, some countries could alter their programs retroactively which would impact our systems currently in place. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for our wafers, our customers’ products and our solar energy systems, which could have a material adverse effect on our business, financial condition or results of operations.

Our Semiconductor Materials business depends on the semiconductor device industry, and when that industry experiences a downturn, our sales could decrease, and we could be forced to further reduce our prices while maintaining fixed costs, all of which could have significant negative effects on our operating results and financial condition.
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
From time to time, the semiconductor device industry has experienced significant downturns. These downturns often occur in connection with declines in general economic conditions. In the second half of 2011, demand for wafers for semiconductor applications started to slow down and dropped by approximately 15% in the fourth quarter as compared to the third quarter according to SEMI (the industry association serving the manufacturing supply chains for the microelectronic and photovoltaic industries), and although demand increased during the first quarter of 2012, it dropped again during the second half of 2012. Accordingly, demand for our semiconductor wafers was down during this period. If the semiconductor device industry experiences future downturns, or if the current downturn lingers, we will face pressure to further reduce prices, and we may need to further rationalize capacity and reduce fixed costs. If we are unable to reduce our expenses sufficiently to offset reductions in price and volume, our operating results and financial condition will be materially adversely affected.
A continued excess of polysilicon supply could adversely affect sales of our solar wafers, forcing us to further reduce prices in order to maintain or gain market share, which could have a material adverse effect on our business, financial condition or results of operations.
Both new available polysilicon supply and solar wafer supply capacity have led to an excess supply of available material. This oversupply of polysilicon and solar wafers has led to significantly lower solar wafer pricing in 2011, throughout 2012 and, we expect, into 2013. In the past we have agreed to price reductions with some of our customers, including customers with whom we have long-term supply agreements, and we may need to do so again in the future, which could have a material adverse effect on our business, financial condition or results of operations.
The timing of completion of projects in our SunEdison business fluctuates, which could have a material adverse effect on our business, financial condition or results of operations or the market price of our common stock.
Our quarterly results of operations fluctuate significantly based on the timing of SunEdison projects, with a significant portion of revenues recognized during the fourth quarter of each year. There are various reasons for these fluctuations, mostly related to economic incentives and weather patterns. For example, in Canada and in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to periodic reductions of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March, which impacts the amount of construction that occurs. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. If we fail to adequately manage the fluctuations in the timing of our SunEdison projects, our business, financial condition or results of operations could be materially affected.
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

We have long-term annual take-or-pay contracts with certain suppliers of precursor raw materials and solar wafers.  If we fail to take the required minimum annual amounts under those contracts, we would be required to make payments to the relevant suppliers and those payments could be significant.  In previous years, we have made significant payments to such suppliers because we did not take the required minimum volumes under those agreements, and we could have to make significant payments in the future if we do not take the required minimum annual amounts under those contracts.

In addition, the 2011 Global Plan necessitated termination of certain take-or-pay contracts with some of our suppliers of raw materials and solar wafers, which gave rise to disputes with those parties.  We entered into a settlement with one party, Evonik, resulting in our forfeiture of a $10.2 million deposit and an agreement by us to pay Evonik a total of 70 million euro.  We may be required to make additional material payments in connection with the termination of other such contracts, including payments larger than management's current estimates of such obligations.  These additional payments, if required in 2013 and future years, could have a material adverse effect on our business, cash flows, financial condition or results of operations.  See Note 19 to Notes to Consolidated Financial Statements.
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
We rely on a limited number of third-party suppliers for certain components for our solar power systems, such as inverters. If we fail to develop or maintain our relationships with these suppliers or if one of these suppliers goes out of business, we may be unable to install our solar power systems on time, or only at a higher cost or after a long delay, which could prevent us from delivering our solar power systems to our customers within required timeframes. Additionally if one of these suppliers goes out of business, the warranty and other services offered by such supplier may be reduced or eliminated, and we may be required to provide such warranty and services, which could increase our costs. To the extent the processes that our suppliers use to manufacture components are proprietary, we may be unable to obtain comparable components from alternative suppliers. The failure of a supplier to supply components in a timely manner, or at all, or to supply components that meet our quality, quantity and cost requirements, could impair our ability to install solar power systems or may increase our costs.
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

Compliance with recently adopted rules of the SEC relating to "conflict minerals" may require us and our suppliers to incur substantial expense and may result in disclosure by us that certain minerals used in products we manufacture or contract to manufacture are not "DRC conflict free."

Section 1502 of the Dodd-Frank Act required the SEC to promulgate rules requiring disclosure by a public company of any "conflict minerals" (tin, tungsten, tantalum and gold) necessary to the functionality or production of a product manufactured or contracted to be manufactured by the public company. The SEC adopted final rules in 2012 which essentially took effect at the end of January 2013. Because MEMC manufactures or contracts to manufacture products which may contain tin, tungsten, tantalum or gold, MEMC will be required under these rules to determine whether those minerals are necessary to the functionality or production of MEMC's products and, if so, conduct a country of origin inquiry with respect to all such minerals. If any such minerals may have originated in the Democratic Republic of the Congo (DRC) or any of its adjoining countries (collectively referred to as "covered countries"), then MEMC and our suppliers must conduct diligence on the source and chain of custody of its conflict minerals to determine if they did originate in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. Disclosures relating to the products which may contain conflict minerals, the country of origin of those minerals and whether they are “DRC conflict free” must be provided in a Form SD (and accompanying conflict minerals report if one is required to disclose the diligence undertaken by MEMC in sourcing the minerals and its conclusions relating to such diligence). If MEMC is required to submit a conflict minerals report, that report must be audited by an independent auditor pursuant to existing government auditing standards, unless (for the first two years) MEMC is unable to determine whether the minerals are "DRC conflict free". As is evident, compliance with this new disclosure rule may be very time consuming for management and MEMC's supply chain personnel (as well as time consuming for our suppliers) and could involve the expenditure of significant amounts of money by us and them. Disclosures by MEMC mandated by the new rules which are perceived by the market to be “negative” may cause customers to refuse to purchase MEMC's products. We are unable to assess the cost of compliance with this rule, and there can be no assurance that such cost will not have an adverse effect on our business, financial condition or results of operations.
Risks Related to Our Operations
We may fail to realize the benefits of our announced closings and restructurings.
In connection with the 2011 Global Plan, we reduced our total workforce by approximately 20%, shuttered the company's Merano, Italy polysilicon facility, reduced production capacity at the company's Portland, Oregon crystal facility and slowed the ramp of the Kuching, Malaysia facility. We also previously committed to similar cost reduction actions in June 2011 and significant workforce reductions and facility realignment in 2009. We may be unable to achieve the total annualized cost savings and productivity improvements we currently anticipate from these activities. The timing of facility closings and related cost savings may be delayed due to the demand requirements and customer commitments in the semiconductor and solar industries. Failure to achieve expected savings, or delays in realizing the cost savings, could have a material adverse effect on our financial results. See Note 3 to Notes to Consolidated Financial Statements.
Our relocation of certain U.S. manufacturing operations to our Ipoh, Malaysia facility and expansion and construction of other manufacturing capacity presents business risks which could materially adversely affect our results of operations.
We have invested significantly in expanding our polysilicon production capacity and our 300 millimeter production capacity; ramping our own solar wafer (156 millimeter) manufacturing facility in Kuching, Malaysia; forming our joint venture with Samsung Fine Chemicals to produce high purity polysilicon; and relocating certain Semiconductor Materials manufacturing capacity to Ipoh, Malaysia. Expansion of 300 millimeter and 156 millimeter wafer manufacturing production capacity, ramping of our Ipoh, Malaysia semiconductor manufacturing facility, starting our own solar wafering facility and startup of our joint venture with Samsung Fine Chemicals are all subject to risks such as availability of capital equipment; delays in construction or installation and related technical difficulties in ramping such new capacity to significant production levels; availability of additional precursor raw materials; timing of production ramp; and qualification of new facilities for new and existing customers. The expansion of our 156 millimeter solar wafer manufacturing in Kuching, Malaysia is also subject to additional risks, including refining and adapting our manufacturing technologies to customer requirements, and establishing and maintaining sufficient internal research and development, marketing, sales, production and customer service infrastructure to support this effort.
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

In October 2011, a coalition of several U.S. solar companies filed complaints with the U.S. Department of Commerce ("DOC") and International Trade Commission ("ITC") charging that Chinese solar cell manufacturers have engaged in, and benefited from, various unfair trade practices. In June 2012, the DOC imposed duties on the wholesale price of all modules using solar cells manufactured in China.  A similar trade case has also recently been filed by a coalition of several European solar companies in Europe.

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

Our expansion into emerging markets may expose us to legal, political, operational and other risks that could negatively affect our operations and profitability.

We continue to explore expansion of our international operations in certain markets where we currently operate and in selected new markets.  Emerging market operations can present many risks including the actions and decisions of foreign authorities and regulators, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, civil disturbances and political instability, difficulties in protecting intellectual property, changes in applicable currency, restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators, such as the retroactive application of new requirements on our current and prior activities or operations. Additionally, evaluating or entering into an emerging market may require considerable management time, as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local political, economic and market conditions. As we continue to operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.
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

We may incur unexpected warranty and performance guarantee claims that could materially and adversely affect our financial condition and results of operations.

In connection with our products and our services, we may provide various product and system warranties and/or performance guarantees.  For solar energy systems developed, built and sold by SunEdison, we typically provide limited engineering, procurement and construction (EPC) performance guarantees and other warranties against defects in workmanship, engineering design, and installation services under normal use and service conditions for a period of one to two years, or more in certain circumstances, following the substantial completion of a solar energy system.  While we generally are able to pass through manufacturer warranties we receive from our suppliers to our customers, in some circumstances, our warranty period may exceed the manufacturer's warranty period or the manufacturer warranties may not otherwise fully compensate for losses associated with customer claims pursuant to the warranty or performance guarantee we provided. For example, most manufacturer warranties exclude many losses that may result from a system component's failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In addition, in the event we seek recourse through manufacturer warranties, we will also be dependent on the creditworthiness and continued existence of these suppliers.  As a result, warranty or other performance guarantee claims against us could cause us to incur substantial expense to repair or replace defective products in our solar energy systems. Significant repair and replacement costs could materially and negatively impact our financial condition and results of operations, as well as take up a lot of employee time remedying such issues.  In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our reputation, all of which could also adversely affect our business and operating results.
The loss of one or more of our customers, or failure of any of those customers to meet their obligations under agreements with us could materially adversely affect our results of operations.

Although no single customer accounted for 10% or more of our consolidated net sales in 2011 or 2012, two customers in our Solar Energy business accounted for 12% and 13% of our consolidated net sales in 2010. Our operating results could materially suffer if we experience a significant reduction in, or loss of, purchases by our top customers.
From time to time, one or more customers with which we have a long-term supply agreement may cease placing orders with us in order to attempt to renegotiate price or other terms under the agreement.  Although the long-term supply agreements with these customers are take-or-pay contracts, we cannot assure you that these customers will fulfill their purchase obligations under the agreements, and in fact, we have greatly reduced, or stopped, shipping products under these agreements. Accordingly, we may need to further amend these long-term agreements with our customers in order to reduce prices, make changes to other provisions of the agreements or terminate the agreements altogether, any of which could negatively impact our financial condition or results of operation.
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
We face competition in the semiconductor wafer industry from established manufacturers throughout the world, including Shin-Etsu Handotai, SUMCO, Siltronic and LG Siltron. We also face competition in the solar energy services provider market from SunPower Corporation, First Solar, Inc., Enerparc, Sharp Corporation (Recurrent Energy), Phoenix Solar, BELECTRIC, JUWI Solar Gmbh and Solar City. Some of our competitors have substantial financial, technical, engineering and manufacturing resources to develop products that currently, and may, in the future, compete favorably against our products, and some of our competitors in the solar industry may have substantial government-backed financial resources. We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics, and our failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations. We may need to reduce our prices to respond to aggressive pricing by our competitors to retain or gain market share, which could have a material adverse effect on our business, financial condition or results of operations.
Because we cannot easily transfer production of specific products from one of our manufacturing facilities to another, manufacturing delays or lack of capacity or output at a single facility could result in a loss of product volume in our Semiconductor Materials and Solar Energy businesses.

It typically takes three to nine months for our customers to qualify a manufacturing facility to produce a specific product, but it can take longer depending upon a customer’s requirements and market conditions. Interruption of operations or lack of available additional capacity at any of our primary wafer manufacturing facilities could result in delays or cancellations of shipments of wafers and a loss of product volume. Likewise, interruption of operations at our polysilicon manufacturing facility in Pasadena, Texas could adversely affect our semiconductor wafer manufacturing throughput and yields and could result in our inability to produce certain qualified wafer products, delays or cancellations of shipments of wafers and a loss of product volume. A number of factors could cause interruptions, including extreme weather conditions, such as hurricanes, which occur in the Pasadena, Texas area, earthquakes, equipment failures, shortages of raw materials or supplies, transportation logistic complications or labor disputes. We have had interruptions of our manufacturing operations for some of these reasons in the past, and could have such interruptions again in the future. Unions represent some of the employees at our wafer facilities in St. Peters, Missouri, Italy and South Korea, and our granular polysilicon facility in Pasadena, Texas. A work shortage or slowdown at any of these facilities could cause interruptions in manufacturing. We cannot be certain that alternate qualified capacity would be available on a timely basis or at all.
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
In addition to litigation related to our intellectual property rights, we are named a defendant from time to time in other lawsuits and regulatory actions relating to our business, some of which may claim significant damages. Due to the inherent uncertainties of litigation and regulatory proceedings, we cannot accurately predict the ultimate outcome of any such proceedings. An unfavorable outcome could have a material adverse impact on our business and financial position, results of operations or cash flows or limit our ability to engage in certain of our business activities. In addition, regardless of the outcome of any litigation or regulatory proceedings, such proceedings are often expensive, lengthy, disruptive to normal business operations and require significant attention from our management. We are currently, and may be subject in the future, to claims, lawsuits or arbitration proceedings related to matters in tort or under contracts, employment matters, securities class action lawsuits, tax authority examinations or other lawsuits, regulatory actions or government inquiries and investigations.
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
The financial performance of our SunEdison business in the United States depends in part upon the continued viability and financial stability of its retail customers. If the retail industry is materially and adversely affected by an economic downturn, increase in inflation or other factors, one or more of our largest customers could encounter financial difficulty, and possibly, bankruptcy. If one or more of our largest customers were to encounter financial difficulty or declare bankruptcy, they may reduce their power purchase agreement payments to us or stop them altogether. Any interruption or termination in payments by our customers would result in less cash being paid to the special purpose legal entities we establish to finance our projects, which could adversely affect the entities’ ability to make lease payments to the financing parties which are the legal owners of many of our solar energy systems or to pay our lenders in the case of the solar energy systems that we own. In such a case, the amount of distributable cash held by the entities would decrease, adversely affecting the cash flows we receive from such entities. In addition, our ability to finance additional new projects with power purchase agreements from such customers would be adversely affected, undermining our ability to grow our business. Any reduction or termination of payments by one or more of our principal customers would have a material adverse effect on our business, financial condition and results of operations.
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

As the owner of solar energy facilities in the United States, each of which has been certified as either a "qualifying small power production facility" or an "exempt wholesale generator", we currently are exempt from most federal and state standards, restrictions and regulatory requirements applicable to U.S. utility companies. As SunEdison's utility-scale business grows, certain facilities may no longer be eligible for exemption from the rate-making provisions of the Federal Power Act, which would require compliance with public utility regulations. Similarly, although we are not currently subject to regulation as an electric utility in the foreign markets in which we provide our solar energy services, our business strategy includes the development of larger solar energy systems in the future which could change our regulatory position. Any local, state, federal or international regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting the sale of electricity by us. If we were deemed to be subject to the same state, federal or foreign regulatory authorities as utility companies, such as FERC in the United States, or if new regulatory bodies were established to oversee the solar energy industry in the United States or in our foreign markets, our operating costs could materially increase, adversely affecting our results of operations.
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

We are party to a $400 million revolving credit facility with Bank of America, N.A. and other lenders named therein. In addition, we closed on a $200 million second lien term loan during the third quarter of 2012. We also are a party to a $150 million non-recourse construction financing credit facility with Deutsche Bank which provides specific funding for our solar energy projects. We may enter into additional facilities in the future to support our growth plan. These facilities contain certain restrictive covenants and conditions, including a no material adverse change drawing condition, and we expect future facilities will have similar restrictive covenants, including cross-default provisions affecting other instruments of indebtedness. A violation of any of these covenants, which in our industries could occur in a sudden or sustained downturn, would be deemed an event of default under the facilities. In such event, upon election of the lenders, the loan commitments under the credit facilities would terminate and the loans and accrued interest then outstanding would be due and payable immediately. We may not have sufficient funds and assets to cover any such required payments and may not be able to obtain replacement financing on a timely basis or at all. These events could have a material adverse effect on our business depending on our outstanding balances at that time. We have also had to negotiate changes to our covenants in the past and may need to do so again in the future with no assurances that we will be able to do so. As of December 31, 2012, we had no outstanding borrowings under our $400 million revolving credit facility, although we had approximately $122 million of outstanding third party letters of credit backed by this facility at such date. As of December 31, 2012, we had $7.4 million outstanding under the Deutsche Bank credit facility.

Our long-term indebtedness could adversely affect our operations and financial condition.
As of December 31, 2012, we had approximately $1,563 million of non-recourse long-term debt related to our SunEdison solar energy systems. On March 10, 2011, we issued $550 million of 7.75% Senior Notes due 2019 (the "2019 Notes"). In addition, in March 2011, we amended and restated our revolving credit agreement to allow us to borrow up to $400 million in senior secured indebtedness, and as described above, we closed on a $200 million second lien term loan in September 2012. As of December 31, 2012, we had no outstanding borrowings under our revolving credit facility, although we had $122 million of outstanding third-party letters of credit backed by this facility at such date. Our indebtedness could have important consequences, including but not limited to:
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our amended corporate credit facility, second lien term loan and the indenture to the 2019 Notes restrict our ability to dispose of assets and use the proceeds from any such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
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
The terms of certain of our indebtedness, including our corporate credit facility, second lien term loan and the indenture relating to the 2019 Notes, contain a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. In addition, the indenture related to the 2019 Notes, our corporate credit facility and the second lien term loan limit our ability to, among other things:
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
•make investments; and
•make certain payments on indebtedness.
A breach of the covenants or restrictions under the indenture, our amended and restated corporate credit facility or our second lien term loan could result in a default under the applicable indebtedness. Such default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross acceleration or cross-default provision applies. In the event our lenders and noteholders accelerate the repayment of our borrowings, we cannot assure you that we and our subsidiaries would have sufficient assets to repay such indebtedness.
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
We and our subsidiaries may incur significant additional debt, including secured debt, in the future. Although the indenture governing the 2019 Notes and our credit agreements contain restrictions on the incurrence of additional debt, these restrictions are subject to a number of important exceptions, and debt incurred in compliance with these restrictions could be substantial. The additional debt that we and our subsidiaries may obtain in the future could intensify the risk that we may not be able to fulfill our obligations under the 2019 Notes or other financing arrangements.

A downgrade in our credit rating could negatively affect our ability to access credit on reasonable terms and may materially adversely impact our business and results of operations.

Periodically, third party rating agencies evaluate us and rate our financial strength based on criteria established by the rating agencies, and as a result of such evaluations, may downgrade our ratings if we do not continue to meet the criteria of the ratings previously assigned to us.  In late February 2012, Moody's downgraded MEMC's corporate family credit rating and our 2019 Notes rating, and in the second quarter of 2012, S&P downgraded our corporate family rating, and Moody's again downgraded our corporate family rating and the 2019 Notes. These downgrades or potential future downgrades to our credit rating has limited and may limit in the future or restrict our ability to borrow under certain current credit facilities or to secure new or additional credit facilities, and may increase the costs of borrowing, increase letter of credit requirements for our solar energy projects and subject us to more onerous debt covenants, all of which could have a material adverse effect on our financial condition and results of operations.
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
Sales outside of the United States, approximately 71% of all our sales in 2012, expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily related to the Euro, Canadian Dollar, Japanese Yen, Indian Rupee and Korean Won. Because the majority of our sales are denominated in the U.S. Dollar, if one or more competitors sells to our customers in a different currency than the U.S. Dollar, we are subject to the risk that the competitors' products will be relatively less expensive than our products due to exchange rate effects. For 2012, approximately 64% of our sales were denominated in U.S. Dollars, compared to approximately 74% in 2011.
In addition, a substantial portion of manufacturing and operating costs at our non-U.S. facilities are incurred in foreign currencies, principally the Euro, Taiwan Dollar, Korean Won, Malaysian Ringgit, Japanese Yen and Singapore Dollar. Unfavorable exchange rate fluctuations in any or all of these currencies may adversely affect the cost of our products and/or related operating expenditures.
We recognized net currency losses totaling approximately $17.8 million in 2012, $4.7 million in 2011, and $0.5 million in 2010. We cannot predict whether the foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our business, financial condition or results of operations in the future.
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
In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on current facts, historical experience and various other factors that may affect reported amounts and disclosures. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Annual Report. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, which could cause our stock price to decline.

Any future strategic acquisitions we make could have a dilutive effect on our current stockholders' investment, and if the goodwill, indefinite-lived intangible assets and other long-term assets recorded in connection with such acquisitions become impaired, we would be required to record additional impairment charges, which may be significant.

The acquisition of SunEdison in 2009 included the initial issuance of approximately 3.8 million shares of our common stock and then a subsequent issuance of an additional approximately 2.1 million shares to the former equity holders of SunEdison. The acquisition of Solaicx in July 2010 included contingent consideration, a portion of which would be payable with our common stock. We have also completed other acquisitions, such as the acquisition of FRV U.S. in 2011, where we did not use equity securities as part of the acquisition consideration.  Future acquisitions involving issuances of equity securities could have a dilutive effect on our current stockholders' investment. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, expend cash, incur debt, assume contingent liabilities or create additional expenses related to other amortizable intangible assets, any of which might harm our business, financial condition or results of operations.

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
If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective presently or in the future (or if our auditors are unable to express an opinion that our internal controls over financial reporting are effective), we could incur additional costs and expenses to resolve these deficiencies and lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. As of December 31, 2012, management had determined that our internal control over financial reporting is effective.
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
For example, our Restated Certificate of Incorporation divides the Board of Directors into three classes, with members of each class to be elected for staggered three-year terms. This provision may make it more difficult for stockholders to change the majority of directors and may frustrate accumulations of large blocks of common stock by limiting the voting power of such blocks. This may further discourage a change of control or change in current management. As a result of a stockholder proposal that was approved at our 2012 Annual Meeting of Stockholders, in December 2012 we announced that the Board of Directors voted to include in our proxy statement for our 2013 Annual Meeting of Stockholders an MEMC proposal to eliminate the Company's classified Board structure. If this proposal passes, it would eventually become easier for a potential acquiror to replace our entire Board of Directors in one year.
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

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in this Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our expectation that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets; the appropriateness of our tax positions and the timing of our tax audits; the timing of our various manufacturing ramps or the cessation or continuation of production at certain facilities; the anticipated growth of our business in 2013 and beyond; the effects of economic factors on our market capitalization; our expectation that we will have the financial resources and liquidity needed to meet our business requirements throughout 2013; future amendments or termination of our agreements with our long-term solar wafer customers and payments associated with such contracts; our estimates of penalties associated with termination of or purchase shortfalls under certain of our long-term supply contracts with our vendors; the nature and extent of tax rebate programs or feed-in-tariffs in the future; our expectations regarding indemnification payments related to tax credits; the ultimate impact our legal proceedings may have on us; the charges we expect to incur, the timing of completion, the savings we expect to realize, the number of employees who will be affected and our execution of our announced restructurings; our expectations regarding our annual pre-tax operating benefits upon the completion of our restructuring activities; our expectations regarding recognition of annual amortization expenses; our expectations regarding our investments in research and development; our expectations regarding our future cash flow generation; our expectations regarding solar wafer sales to external parties and sales of our solar energy systems; the amount of our contributions to our pension plans in 2013 and our estimates regarding actuarial loss (gain) and future benefits payable under our pension plans; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems and the current and subsequent accounting treatment of such transactions; our expectations regarding the timing and amount of our investments in our joint ventures; the timing of completion of the construction, installation and testing of the equipment and the milestone payments related to the SMP JV; the requirements of and our compliance with the terms governing our indebtedness, including the indenture governing the 2019 Notes and the impact of related cross default provisions; the sources of funding and our ability to access funding for our SunEdison business; our expectation regarding SunEdison's purchase of RECs; our ability to compete effectively in the markets we serve; and our statements regarding our working capital and other capital requirements for the next 12 months.
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
Our principal executive offices are located at 501 Pearl Drive (City of O'Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our principal manufacturing and administrative facilities comprised approximately 4.9 million square feet as of December 31, 2012 and were situated in the following locations:

Location	Segment(s)	Square Footage
St. Peters, MO, USA	Corporate; Semiconductor Materials; Solar Energy	592,427
Sherman, TX, USA	Semiconductor Materials	693,000
Portland, OR, USA	Solar Energy	135,400
Pasadena, TX, USA	Solar Energy	436,000
Hsinchu, Taiwan	Semiconductor Materials	649,000
Chonan, South Korea	Semiconductor Materials	462,400
Ipoh, Malaysia	Semiconductor Materials	431,300
Utsunomiya, Japan	Semiconductor Materials	306,000
Merano, Italy	Semiconductor Materials; Solar Energy	332,780
Novara, Italy	Semiconductor Materials	330,700
Kuala Lumpur, Malaysia	Semiconductor Materials	55,000
Kuching, Malaysia	Solar Energy	296,900
Beltsville, MD, USA	Solar Energy	16,649
Belmont, CA, USA	Corporate; Solar Energy	117,507
Singapore	Corporate; Solar Energy	37,255

•	The Sherman, Texas facility was closed as of December 31, 2011. Management is currently evaluating various options with respect to this facility, including selling it.

•	We lease the land on which our Pasadena, Texas facility is located. The term of the Pasadena lease expires in 2030 and is extendable for four additional renewal terms of five years each.

•	We lease the land on which our Hsinchu, Taiwan facility is located. This lease expires in 2014 and is extendable for not less than a 20-year renewal period thereafter.

•	We lease our facility in Kuala Lumpur, Malaysia. This lease expires in April 2015 and is extendable for one two-year period thereafter.

•	We lease our facility in Singapore. This lease expires in July 2014 and is extendable for one three-year period thereafter.

•	We also lease the property located in Beltsville, Maryland through our SunEdison business. The lease was renewed for one year and expires in December 2013.

•	We also lease our facility in Portland, Oregon. The lease expires in August 2018.

•
The square footage with respect to the Merano, Italy facility includes square footage related to our polysilicon operations, which was shuttered as of December 31, 2011, as well as square footage related to the TCS plant we acquired in connection with the contract settlement with Evonik.

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

The Court held a jury trial from October 25, 2010 to November 2, 2010. After the Court's October 13, 2010 ruling in favor of MEMC, the only remaining claim that Soitec continued to assert at trial was a single patent claim directed against some mono-implant research and development efforts conducted by MEMC approximately five to seven years ago, none of which have occurred since 2006, and none of which are material or relevant to the current operations at MEMC. MEMC continued to assert at trial its counterclaim for infringement of MEMC's patent. On November 2, 2010, the jury found that certain of Soitec's wafers infringed the patent asserted by MEMC at trial. The jury also found that one of the Soitec patent claims was valid. This single patent claim covers MEMC's mono-implant research and development efforts that ended in 2006. On July 13, 2011, the court denied all post trial motions. Soitec subsequently filed an appeal and MEMC filed a cross-appeal. The appeal is now fully briefed in the U.S. Court of Appeals for the Federal Circuit; however, the appeal has been stayed pending en banc review of a jurisdictional question unrelated to the merits of the appeal.  While it is difficult to predict the duration of the stay, it will likely extend for at least three months and could last much longer.  No further developments will occur with the case during the stay. The damages phase of this trial will occur, if at all, after the appeal. We believe that Soitec and CEA's suit against us has no merit, and we are asserting a vigorous defense against these claims, as well as our infringement counterclaim. Although it is not possible to predict the outcome of such matters, we believe that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position, cash flows or results of operations.
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

On June 1, 2009, an amended class action complaint was filed by Mr. Jones and another purported participant of the Plan, Manuel Acosta, which raises substantially the same claims and is based on substantially the same allegations as the original complaint. However, the amended complaint changes the period of time covered by the action, purporting to be brought on behalf of beneficiaries of and/or participants in the Plan from June 13, 2008 through the present, inclusive. The amended complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in MEMC's stock, equitable relief and an award of attorneys' fees. No class has been certified and discovery has not begun. The company and the named directors and employees filed a motion to dismiss the complaint, which was fully briefed by the parties as of October 9, 2009. The parties each subsequently filed notices of supplemental authority and corresponding responses. On March 17, 2010, the court denied the motion to dismiss. The MEMC defendants filed a motion for reconsideration or, in the alternative, certification for interlocutory appeal, which was fully briefed by the parties as of June 16, 2010. The parties each subsequently filed notices of supplemental authority and corresponding responses. On October 18, 2010, the court granted the MEMC defendants' motion for reconsideration, vacated its order denying the MEMC defendants' motion to dismiss, and stated that it will revisit the issues raised in the motion to dismiss after the parties supplement their arguments relating thereto. Both parties filed briefs supplementing their arguments on November 1, 2010. On June 28, 2011, plaintiff Jerry Jones filed a notice of voluntary withdrawal from the action. On June 29, 2011, the Court entered an order withdrawing Jones as one of the plaintiffs in this action. The parties each have continued to file additional notices of supplemental authority and responses thereto. On September 27, 2012, the MEMC defendants moved for oral argument on their pending motion to dismiss; plaintiff Manuel Acosta joined in the MEMC defendants' motion for oral argument on October 9, 2012.  The Court has not ruled on this motion for oral argument.

MEMC believes the above class action is without merit, and we will assert a vigorous defense. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome or resolution of the foregoing class action proceedings or estimate the amounts of, or potential range of, loss with respect to these proceedings. An unfavorable outcome could have a material adverse impact on our business, results of operations and financial condition. We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorneys' fees, judgments, fines and settlements, arising from actions such as the lawsuits described above (subject to certain exceptions, as described in the indemnification agreements).

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

Item 4.     Mine Safety Disclosure
Not applicable.
Executive Officers of the Registrant
The following is information concerning our executive officers as of January 31, 2013.

Name	Age	All Positions and Offices Held
Ahmad R. Chatila	46	President, Chief Executive Officer and Director
Carlos Domenech	44	Executive Vice President; President-Solar Energy
Shaker Sadasivam	53	Executive Vice President-Semiconductors; Senior Vice President, Research and Development
Brian Wuebbels	40	Executive Vice President and Chief Financial Officer
Vijayan S. Chinnasami	47	Senior Vice President, Solar Materials
Matthew E. Herzberg	45	Senior Vice President and Chief Human Resources Officer
Bradley D. Kohn	44	Senior Vice President, General Counsel and Corporate Secretary
Stephen O’Rourke	48	Senior Vice President and Chief Strategy Officer
David A. Ranhoff	57	Senior Vice President, Sales & Marketing
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
Mr. Wuebbels became MEMC’s Executive Vice President and Chief Financial Officer effective May 16, 2012. Previously, Mr. Wuebbels served as MEMC's Vice President and General Manager – Balance of System Products. At MEMC, he has also served as Vice President, Solar Wafer Manufacturing, Vice President of Financial Planning and Analysis, and Vice President Operations Finance. Before joining MEMC in 2007, Mr. Wuebbels was Vice President and CFO of

Honeywell's Sensing and Controls Business.  Prior to Honeywell, Mr. Wuebbels spent 10 years at the General Electric Company in various senior finance and operations roles in multiple businesses around the world.
Mr. Chinnasami joined MEMC in August 2010 and became MEMC's Senior Vice President, Solar Materials on May 16, 2012.  Previously, Mr. Chinnasami served as Vice President of MEMC's module business unit.  His current responsibilities include the executive management of the polysilicon, wafer, cell and module businesses.  Prior to joining MEMC, Mr. Chinnasami served as Senior Vice President over the Industrial Business Unit at Johnson Electric Hong Kong from  2008 to 2009.  Prior to Johnson Electric, Mr. Chinnasami spent 11 years at Flextronics, where he served in a variety of roles, including Vice President and General Manager over the Consumer Segment business unit.
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
Mr. Ranhoff joined MEMC as a result of the acquisition of Solaicx in July 2010, where he was the former President and Chief Executive Officer. Mr. Ranhoff worked at Solaicx from May 2009 to July 2010. Prior to Solaicx, Mr. Ranhoff served as an Advisor and member of the board of directors of Spirox Corporation, a publicly traded semiconductor capital equipment, solar and services provider based in Taiwan from January 2007 to April 2009. Prior to that role, Mr. Ranhoff worked for 20 years at Credence Systems, a leading provider of automatic test equipment for the semiconductor industry, including as Chief Operating Officer and most recently as Chief Executive Officer.
There are no family relationships between or among any of the named officers and the directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Annual Report and under "Stockholders' Information" in our 2012 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years. Our amended corporate credit facility and our 2012 second lien term loan prevent the payment of dividends on our common stock without prior consent of the lenders. In addition, the indenture related to the senior notes requires that the company meet certain requirements, including those related to its leverage ratio and consolidated net income, in order to pay dividends.
The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 and is incorporated herein by this reference.

Item 6.	Selected Financial Data
The tabular information (including the footnotes thereto) required by this item is set forth under "Five Year Selected Financial Highlights" in our 2012 Annual Report, which information is incorporated herein by this reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Annual Report, which information is incorporated herein by this reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is set forth under "Market Risk" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Annual Report, which information is incorporated herein by this reference.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is set forth under "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", " Consolidated Statement of Comprehensive (Loss) Income", "Notes to Consolidated Financial Statements", "Report of Independent Registered Public Accounting Firm" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2012 Annual Report, all of which are incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
The information required by this item is set forth under "Controls and Procedures - Evaluation of Disclosure Controls and Procedures", "- Management's Report on Internal Control Over Financial Reporting" and "- Changes in Internal Control Over Financial Reporting" in our 2012 Annual Report, which information is incorporated herein by this reference.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2013 Proxy Statement under "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference. The remaining information required by this item with respect to directors will be set forth in the 2013 Proxy Statement under "Director Qualifications" and "Information about Nominees and Continuing Directors" and is incorporated herein by this reference. Information required by this Item relating to our Code of Ethics and Audit Committee will be set forth in the 2013 Proxy Statement under "Board of Directors and Committees of the Board of Directors", which is incorporated herein by this reference. The remaining information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under "Executive Officers of the Registrant", which is incorporated herein by this reference.

Item 11.	Executive Compensation
The information regarding executive compensation required by this Item will be set forth in our 2013 Proxy Statement under the headings "Risk Compensation in Our Compensation Program", "Director Compensation", "Compensation Discussion and Analysis", "Report of the Compensation Committee", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding beneficial ownership of our securities required by this Item will be set forth in our 2013 Proxy Statement under the headings "Security Ownership by Certain Beneficial Owners, Directors and Executive Officers" and is incorporated herein by this reference.
Equity Compensation Plans
The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under the Company’s equity compensation plans as of December 31, 2012.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(1)
Equity compensation plans approved by security holders	25,679,566 shares of common stock (3)	$6.12	5,103,021 shares of common stock (4)
Equity compensation plans not approved by security holders	0 shares of common stock	—	—
Total	25,679,566 shares of common stock	$6.12	5,103,021 shares of common stock
_________________________

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

(2)	Weighted average exercise price of outstanding options; excludes restricted stock units and performance-based restricted stock units.

(3)	Includes 4,268,447 shares of MEMC common stock that may be issued upon vesting of restricted stock units.

(4)	These shares are issuable under MEMC's 2010 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information concerning related party transactions which is required by this Item will be set forth in our 2013 Proxy Statement under the heading "Certain Transactions" and is incorporated herein by reference. The information concerning director independence required by this Item will be set forth in our 2013 Proxy Statement under the heading "Board of Directors and Committees of the Board of Directors" and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services
The information required by this Item will be set forth in our 2013 Proxy Statement under the heading "Principal Accounting Firm Services and Fees" and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Financial Statements
The following consolidated financial statements of us and our subsidiaries and the Report of Independent Registered Public Accounting Firm of KPMG LLP are included in our 2012 Annual Report, and are incorporated herein by this reference:
Consolidated Statements of Operations—Years Ended December 31, 2012, 2011, and 2010.
Consolidated Statements of Comprehensive (Loss) Income—Years Ended December 31, 2012, 2011 and 2010.
Consolidated Balance Sheets—December 31, 2012 and 2011.
Consolidated Statements of Cash Flows—Years Ended December 31, 2012, 2011 and 2010.
Consolidated Statements of Stockholders' Equity—Years Ended December 31, 2012, 2011 and 2010.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
2.Financial Statements Schedules
None.
3.Exhibits

Exhibit No.	Description
3.1
Restated Certificate of Incorporation of MEMC Electronic Materials, Inc. (“the Company”) (Incorporated by reference to Exhibit 3-a of the Company’s Form 10-Q (File Number 001-13828) for the Quarter ended June 30, 1995)

3.2
Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on June 2, 2000 (Incorporated by reference to Exhibit 3-(i)(a) of the Company’s Form 10-Q (File Number 001-13828) for the Quarter ended June 30, 2000)

3.3
Certificate of Amendment of Restated Certificate of Incorporation of the Company as filed with the Secretary of State of the State of Delaware on July 10, 2002 (Incorporated by reference to Exhibit 3-(i)(b) of the Company’s Form 10-Q (File Number 001-13828) for the Quarter ended September 30, 2002)

3.4	Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on February 25, 2010)

4.1
Indenture (including the forms of notes), dated March 10, 2011, by and among MEMC Electronic Materials, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed March 10, 2011)

10.1
Joint Venture Agreement dated August 28, 1990 among the Company, Pohang Iron and Steel Company, Ltd. (“POSCO”) and Samsung Electronics Company, Ltd. (“Samsung”) (Incorporated by reference to Exhibit 10-c of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.2
First Amendment to Joint Venture Agreement dated December 9, 1993 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-d of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.3
Second Amendment to Joint Venture Agreement dated December 30, 1994 among the Company, POSCO and Samsung (Incorporated by reference to Exhibit 10-e of Amendment No. 1 to the Company’s Form S-1 Registration Statement No. 33-92412)

10.4
MEMC Technology License Agreement dated as of July 31, 1995, between Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-tt of the Company’s Form 10-K (File number 001-13828) for the Year ended December 31, 1995)

*10.5
Seller Technology License Agreement dated as of July 31, 1995, among Albemarle Corporation, the Company, and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-ll of the Company’s Form 10-K/A Amendment No. 2 (File number 001-13828) for the Year ended December 31, 1997)

*10.6
Technology Purchase Agreement dated as of July 31, 1995, among Albemarle Corporation and the Company (Incorporated by reference to Exhibit 10-mm of the Company’s Form 10-K/A Amendment No. 2 (File number 001-13828) for the Year ended December 31, 1997)

10.7
Ground Lease Agreement dated as of July 31, 1995, between Albemarle Corporation and MEMC Pasadena, Inc. (Incorporated by reference to Exhibit 10-nn of the Company’s Form 10-K/A Amendment No. 2 (File number 001-13828) for the Year ended December 31, 1997)

10.8
Amendment to Ground Lease Agreement dated as of May 31, 1997, between the Company, MEMC Pasadena, Inc., and Albemarle Corporation (Incorporated by reference to Exhibit 10-nn(1) of the Company’s Form 10-K/A Amendment No. 2 (File number 001-13828) for the Year ended December 31, 1997)

†10.9
MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on January 26, 2004 (Incorporated by reference to Exhibit 10-cc of the Company’s Form 10-K (File number 001-13828) for the Year ended December 31, 2003)

†10.10	Form of Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10-cc(1) of the Company Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2004)

†10.11	Form of Stock Option and Restricted Stock Agreement (Incorporated by reference to Exhibit 10-t(1) of the Company’s Form 10-K (File number 001-13828) for the Year ended December 31, 1995)

†10.12	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-yy of the Company’s Form 10-K (File number 001-13828) for the Year ended December 31, 1995)

†10.13	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-zz of the Company’s Form 10-K (File number 001-13828) for the Year ended December 31, 1995)

†10.14	Form of Stock Option and Performance Restricted Stock Agreement (Incorporated by reference to Exhibit 10-nnn of the Company’s Form 10-Q (File number 001-13828) for the Quarter ended March 31, 1997)

†10.15	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-ooo of the Company’s Form 10-Q (File number 001-13828) for the Quarter ended March 31, 1997)

†10.16	Form of Stock Option Agreement (Non-employee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q (File number 001-13828) for the Quarter ended March 31, 1997)

†10.17	Form of Stock Option Agreement (Incorporated by reference to Exhibit 10-cc(7) of the Company’s Form 10-K (File number 001-13828) for the Year ended December 31, 1999)

†10.18	Form of Stock Option Agreement (4-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(9) of the Company’s Form 10-Q (File number 001-13828) for the Quarter ended March 31, 2002)

†10.19	Form of Stock Option Agreement (2-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(10) of the Company’s Form 10-Q (File Number 001-13828) for the Quarter ended March 31, 2002)

†10.20	Form of Stock Option Agreement (7-year cliff vesting) (Incorporated by reference to Exhibit 10-cc(11) of the Company’s Form 10-Q (File number 001-13828) for the Quarter ended March 31, 2002)

†10.21	Form of Stock Option Agreement (Outside Directors) (Incorporated by reference to Exhibit 10-cc(12) of the Company’s Form 10-K (File number 001-13828) for the Year ended December 31, 2003)

†10.22
MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on January 24, 2007 (Incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K (File number 001-13828) for the Year ended December 31, 2007)

†10.23	Form of Stock Option Agreement (4 year vesting) (Incorporated by reference to Exhibit 10-dd(1) of the Company’s Form 10-Q (File number 001-13828) for the Quarter ended March 31, 2002)

†10.24	Form of Stock Option Agreement (7 year cliff vesting) (Incorporated by reference to Exhibit 10-dd(2) of the Company’s Form 10-Q (File number 001-13828) for the Quarter ended March 31, 2002)

†10.25	Form of Stock Option Agreement (end of contract vesting) (Incorporated by reference to Exhibit 10-dd(3) of the Company’s Form 10-K (File number 001-13828) for the Year ended December 31, 2002)

†10.26	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement No. 333-83628 filed March 1, 2002)

†10.27	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement No. 333-83628 filed March 1, 2002)

†10.28	Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers

†10.29	Stock Option Grant Agreement (Four Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2002)

†10.30
Form of Restricted Stock Unit Award Agreement under the 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.44 of the Company’s Form 10-K (File number 001-13828) for the year ended December 31, 2005)

†10.31	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2002)

†10.32	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj(1) of the Company’s Form 10-Q (File number 001-13828) for the Quarter ended March 31, 2003)

*10.33
Solar Wafer Supply Agreement, dated as of July 25, 2006, by and between the Company and Suntech Power Holdings Co. Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2006)

*10.34
Solar Wafer Supply Agreement, dated as of October 25, 2006, by and between the Company and Gintech Energy Corporation (Incorporated by reference to Exhibit 10.46 of the Company’s Form 10-K (File number 001-13828)for the year ended December 31, 2006)

†10.35	Summary of Director Compensation

†10.36	Summary of Compensation Arrangements for Certain Named Executive Officers

*10.37
Solar Wafer Supply Agreement between Conergy AG and the Company dated October 25, 2007 (Incorporated by reference to Exhibit 10.42 of the Company’s Annual Report on Form 10-K (File number 001-13828) for the Year ended December 31, 2007)

*10.38
Amendment No. 1 to Solar Wafer Supply Agreement between Gintech Energy Corp. and the Company dated October 25, 2007 (Incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (File number 001-13828) for the Year ended December 31, 2007)

†10.39
Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10-44 of the Company’s Annual Report on Form 10-K (File number 001-13828) for the Year ended December 31, 2007)

†10.40
Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10.45 of the Company’s Annual Report on Form 10-K (File number 001-13828) for the Year ended December 31, 2007)

†10.41
Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Employees (Time Vesting) (Incorporated by reference to Exhibit 10.46 of the Company’s Annual Report on Form 10-K (File number 001-13828) for the Year ended December 31, 2007)

†10.42
Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Officers (Time Vesting) (Incorporated by reference to Exhibit 10.47 of the Company’s Annual Report on Form 10-K (File number 001-13828) for the Year ended December 31, 2007)

†10.43
Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Officers (Performance Vesting) (Incorporated by reference to Exhibit 10.48 of the Company’s Annual Report on Form 10-K (File number 001-13828) for the Year ended December 31, 2007)

*10.44
Amended and Restated STF Supply Agreement dated as of April 30, 2007, by and between the Company and PCS Phosphate Company, Inc. (Incorporated by reference to Exhibit 10.49 of the Company’s Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2008)

*10.45
Solar Wafer Supply Agreement dated as of July 9, 2008, by and between MEMC Singapore Pte. Ltd. and Tainergy Tech Co., Ltd. (Incorporated by reference to Exhibit 10.50 of the Company’s Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2007)

*10.46
Amendment Number 1 to Solar Wafer Supply Agreement, by and between MEMC Singapore Pte. Ltd. and Conergy AG, dated as of July 10, 2008. (Incorporated by reference to Exhibit 10.51 of the Company’s Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2007)

†10.47
Employment Agreement between the Company and Ahmad R. Chatila dated February 4, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File number 001-13828) filed on February 5, 2009)

*10.48
Amendment Number 1 to Solar Wafer Supply Agreement, dated February 5, 2009, by and between MEMC Singapore Pte. Ltd. and Suntech Power Holdings Co., Ltd. (Incorporated by reference to Exhibit 10.53 of the Company’s Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended March 31, 2009)

*10.49
Amendment Number 3 to Solar Wafer Supply Agreement, dated February 16, 2009, by and between MEMC Singapore Pte. Ltd. and Gintech Energy Corporation (Incorporated by reference to Exhibit 10.54 of the Company’s Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended March 31, 2009)

*10.50
Binding Term Sheet, Solar Plant Company between MEMC Electronic Materials, Inc. and Q-Cells SE, dated as of June 26, 2009 (Incorporated by reference to Exhibit 10.56 to the Company’s Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2009)

*10.51
Amendment Number 2 to Solar Wafer Supply Agreement, by and between the Company and Suntech Power Holdings Co., Ltd., dated as of July 23, 2009 (Incorporated by reference to Exhibit 10.58 to the Company’s Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2009)

*10.52
Amendment No. 4 to Solar Wafer Supply Agreement, dated as of September 22, 2009, by and between the Company and Gintech Energy Corporation (Incorporated by reference to Exhibit 10.57 to the Company’s Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2009)

*10.53
Agreement and Plan of Merger, by and among the Company, Sierra Acquisition Sub, LLC, Sun Edison LLC, and the Unitholder Representatives, dated as of October 22, 2009 (Incorporated by reference to Exhibit 10.59 to the Company’s Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2009)

*10.54
Amendment to Agreement and Plan of Merger, dated as of November 11, 2009 by and among the Company, Sierra Acquisition Sub, LLC, Sun Edison LLC and the Representatives listed therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File number 001-13828) filed on November 17, 2009)

*10.55
Form of Blocker Purchase Agreement entered into with each of MissionPoint SE Parallel Fund Corp. and the stockholders listed therein; Greylock XII Corp. and the stockholders listed therein; Black River CEI Subsidiary 6 LLC and the equityholder listed therein; and NEA 12 SE, LLC and the equityholder listed therein (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File number 001-13828) filed on November 17, 2009)

10.56
Registration Rights Agreement, by and among the Company, Carlos Domenech, Peter J. Lee, Thomas Melone, and the Preferred Unitholders of Sun Edison dated November 20, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File number 001-13828) filed on November 23, 2009)

†10.57
MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File number 001-13828) filed on November 23, 2009)

†10.58
Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (performance-based vesting, employees without an employment agreement) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File number 001-13828) filed on November 23, 2009)

†10.59
Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (performance-based vesting, employees with an employment agreement) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File number 001-13828) filed on November 23, 2009)

†10.60
Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (time-based vesting, employees with an employment agreement) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File number 001-13828) filed on November 23, 2009)

†10.61
Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (time-based vesting, employees without an employment agreement) (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File number 001-13828) filed on November 23, 2009)

†10.62	MEMC Electronic Materials, Inc. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 of the Company’s Current Report on Form 8-K (File number 001-13828) filed on April 22, 2010)

†10.63
Form of Stock Option Award Agreement (four-year vesting) under the 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 99.2 of the Company’s Current Report on Form 8-K (File number 001-13828) filed on April 22, 2010)

†10.64
Form of Restricted Stock Award Agreement (outside directors) under the 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (File number 001-13828) filed on April 22, 2010)

†10.65
Form of Restricted Stock Award Agreement (time-based vesting) under the 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 99.4 of the Company’s Current Report on Form 8-K (File number 001-13828) filed on April 22, 2010)

†10.66
Form of Restricted Stock Award Agreement (performance-based vesting) under the 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 99.5 of the Company’s Current Report on Form 8-K (File number 001-13828) filed on April 22, 2010)

†10.67
Form of Performance Unit Award under the 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 99.6 of the Company’s Current Report on Form 8-K (File number 001-13828) filed on April 22, 2010)

†10.68
MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan, as amended and restated on February 26, 2010 (Incorporated by reference to Exhibit 99.7 of the Company’s Current Report on Form 8-K (File number 001-13828) filed on April 22, 2010)

*10.69
Amendment Number 2 to Solar Wafer Supply Agreement by and between MEMC Singapore Pte. Ltd and Conergy AG, dated as of January 24, 2010 (Incorporated by reference to Exhibit 10.66 of the Company’s Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended March 31, 2010)

†10.70
Amendment to Employment Agreement between the Company and Ahmad Chatila dated January 29, 2010 (Incorporated by reference to Exhibit 10.67 of the Company’s Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended March 31, 2010)

*10.71
Agreement and Plan of Merger by and among the Company, Oscar Acquisition Sub, Inc., Solaicx, and Shareholder Representative Services, LLC, as the Representative, dated May 21, 2010 (Incorporated by reference to Exhibit 10.68 of the Company’s Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2010)

*10.72
Framework Agreement by and among SunEdison LLC, FREI Sun Holdings (Cayman) Ltd., FREI Sun Holdings (US) LLC, SunEdison Reserve US, L.P. and SunEdison Reserve International, L.P., dated as of May 21, 2010 (Incorporated by reference to Exhibit 10.69 of the Company’s Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2010)

*10.73
Joint Venture Agreement dated as of February 15, 2011 by and among MEMC Singapore Pte. Ltd. and Samsung Fine Chemicals Ltd. (Incorporated by reference to Exhibit 10.82 of the Company's Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended March 31, 2011)

10.74
Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto (Incorporated by reference to Exhibit 10.83 of the Company's Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended March 31, 2011)

10.75
Purchase Agreement dated as of June 23, 2011 by and among Sun Edison LLC, FREI Sun Holdings (Cayman) Ltd., and FREI Sun Holdings (US) LLC (Incorporated by reference to Exhibit 10.84 of the Company's Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2011)

10.76
Termination Agreement dated as of June 30, 2011 by and between MEMC Singapore Pte. Ltd. and Suntech Power Holdings Co., LTD. (Incorporated by reference to Exhibit 10.85 of the Company's Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2011)

†*10.77
Stock Sale Agreement dated as of August 3, 2011 by and among MEMC, MEMC Holdings Corporation, Fotowatio Renewable Ventures, S.L. and Fotowatio S.L. (Incorporated by reference to Exhibit 10.86 of the Company's Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2011)

10.78
First Amendment dated as of September 28, 2011 to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto (Incorporated by reference to Exhibit 10.87 of the Company's Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2011)

10.79
Second Amendment, dated as of February 28, 2012, to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto (Incorporated by reference to Exhibit 10.88 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended March 31, 2012)

†10.80
MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on April 4, 2012 (Incorporated by reference to Exhibit (d)(1) of MEMC's Tender Offer Statement on Schedule TO (File number 005-52339) filed on July 17, 2012)

†10.81
MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Amended and Restated on April 4, 2012 (Incorporated by reference to Exhibit (d)(2) of MEMC's Tender Offer Statement on Schedule TO (File number 005-52339) filed on July 17, 2012)

†10.82
MEMC Electronic Materials, Inc. 2010 Equity Incentive Plan as Amended and Restated on April 4, 2012 (Incorporated by reference to Exhibit (d)(3) of MEMC's Tender Offer Statement on Schedule TO (File number 005-52339) filed on July 17, 2012)

10.83
Third Amendment, dated as of May 8, 2012, to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto (Incorporated by reference to Exhibit 10.92 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2012)

†10.84
Separation Agreement and General Release, dated as of June 14, 2012, by and between MEMC Electronic Materials, Inc. and Mark J. Murphy (Incorporated by reference to Exhibit 10.93 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2012)

†10.85
Separation Agreement and General Release, dated as of June 16, 2012, by and between MEMC Electronic Materials, Inc. and Kenneth H. Hannah Jr. (Incorporated by reference to Exhibit 10.94 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2012)

*10.86
Second Amendment to the Amended & Restated STF Supply Agreement, dated as of June 30, 2012, by and between the Company and PCS Phosphate Company, Inc. (Incorporated by reference to Exhibit 10.95 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2012)

10.87
Second Lien Credit Agreement, dated September 28, 2012, by and among the Company, Goldman Sachs Bank USA, Deutsche Bank Securities Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File number 001-13828) filed on October 2, 2012)

10.88
Guaranty Agreement, dated September 28, 2012, by and between each of the guarantor subsidiaries in favor of Goldman Sachs Bank USA as Administrative Agent for the benefit of itself and the secured parties named therein (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File number 001-13828) filed on October 2, 2012)

10.89
Fourth Amendment to the Credit Agreement dated as of March 23, 2011 (and amended on September 28, 2011, February 28, 2012 and May 8, 2012), dated September 28, 2012, by and among the Company, the guarantors identified therein, the lenders identified therein and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File number 001-13828) filed on October 2, 2012)

10.90
Termination Agreement dated as of September 25, 2012 by and among the Company, MEMC Singapore Pte. Ltd. and Conergy AG (Incorporated by reference to Exhibit 10.99 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2012)

10.91
Settlement Agreement Pertaining to the On-Site Supply Agreement dated as of September 4, 2012 by and among the Company, MEMC Electronic Materials S.p.A., Evonik Industries AG, Evonik Degussa GMBH and Evonik Degussa Italia S.p.A. (Incorporated by reference to Exhibit 10.100 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2012)

10.92
Settlement Agreement Pertaining to the Off-Site Supply Agreement dated as of September 4, 2012 by and among the Company, MEMC Electronic Materials S.p.A., Evonik Industries AG and Evonik Degussa GMBH. (Incorporated by reference to Exhibit 10.101 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2012)

10.93
Amendment Agreement to the On-Site Settlement Agreement and the Off-Site Settlement Agreement dated as of September 24, 2012, by and among the Company, MEMC Electronic Materials S.p.A., Evonik Industries AG, Evonik Degussa GMBH and Evonik Degussa Italia S.p.A. (Incorporated by reference to Exhibit 10.102 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2012)

13	Selected pages from the Company's 2012 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________

*	Confidential treatment of certain portions of these documents has been requested or granted.

†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MEMC ELECTRONIC MATERIALS, INC.

		By:	/s/ Ahmad R. Chatila
Date:	March 1, 2013		Ahmad R. Chatila President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ahmad R. Chatila	President, Chief Executive Officer and Director (Principal executive officer)	March 1, 2013
Ahmad R. Chatila

/s/ Brian Wuebbels	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)	March 1, 2013
Brian Wuebbels

/s/ Emmanuel T. Hernandez	Chairman of the Board	March 1, 2013
Emmanuel T. Hernandez

/s/ Antonio R. Alvarez	Director	March 1, 2013
Antonio R. Alvarez

/s/ Peter Blackmore	Director	March 1, 2013
Peter Blackmore

/s/ Jeffry N. Quinn	Director	March 1, 2013
Jeffry N. Quinn

/s/ Steven V. Tesoriere	Director	March 1, 2013
Steven V. Tesoriere

/s/ Marshall Turner	Director	March 1, 2013
Marshall Turner

/s/ James B. Williams	Director	March 1, 2013
James B. Williams

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit No.	Description
10.28	Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers

10.35	Summary of Director Compensation

10.36	Summary of Compensation Arrangements for Certain Named Executive Officers

13	Selected pages from the Company's 2012 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document