Form 10-Q
period 2013-03-31
MEMC ELECTRONIC MATERIALS INC
filed 2013-05-09
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
The number of shares of the registrant’s common stock outstanding at May 7, 2013 was 231,814,479.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended March 31,
	2013	2012
Net sales	$443.6	$519.2
Cost of goods sold	393.9	469.1
Gross profit	49.7	50.1
Operating expenses:
Marketing and administration	70.3	83.2
Research and development	17.4	20.1
Restructuring (reversals) charges	(4.5)	1.0
Operating loss	(33.5)	(54.2)
Non-operating expense (income):
Interest expense	47.5	27.7
Interest income	(0.5)	(0.8)
Other, net	1.1	0.2
Total non-operating expense	48.1	27.1
Loss before income taxes and equity in loss of joint ventures	(81.6)	(81.3)
Income tax expense	19.5	17.0
Loss before equity in loss of joint ventures	(101.1)	(98.3)
Equity in loss of joint ventures, net of tax	(0.3)	(1.2)
Net loss	(101.4)	(99.5)
Net loss attributable to noncontrolling interests	12.0	0.9
Net loss attributable to MEMC stockholders	$(89.4)	$(98.6)
Basic loss per share (see Note 8)	$(0.40)	$(0.43)
Diluted loss per share (see Note 8)	$(0.40)	$(0.43)

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions, except per share data)

	Three Months Ended March 31,
	2013	2012
In millions
Net loss	$(101.4)	$(99.5)
Other comprehensive (loss) income, net of tax:
Net translation adjustment	(34.4)	(7.3)
Net unrealized loss on available-for-sale securities	(0.6)	—
Gain on hedging instruments	0.6	0.5
Actuarial gain and prior service credit	—	2.5
Other comprehensive loss, net of tax	(34.4)	(4.3)
Total comprehensive loss	(135.8)	(103.8)
Net loss attributable to noncontrolling interests	12.0	0.9
Net translation adjustment attributable to noncontrolling interests	1.3	(0.4)
Comprehensive loss attributable to MEMC stockholders	$(122.5)	$(103.3)

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	March 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$421.6	$572.6
Restricted cash	54.6	72.4
Accounts receivable, less allowance for doubtful accounts of $4.6 and $4.4 in 2013 and 2012, respectively	278.5	220.4
Inventories	227.6	247.8
Solar energy systems held for development and sale	221.0	133.8
Prepaid and other current assets	190.3	212.2
Total current assets	1,393.6	1,459.2
Property, plant and equipment, net:
Non-solar energy systems, net of accumulated depreciation of $902.1 and $891.3 in 2013 and 2012, respectively	1,170.6	1,213.1
Solar energy systems, including consolidated variable interest entities of $74.8 and $53.1 in 2013 and 2012, respectively, net of accumulated depreciation of $83.8 and $72.8 in 2013 and 2012, respectively	1,409.3	1,459.9
Restricted cash	55.1	50.2
Other assets	524.6	519.2
Total assets	$4,553.2	$4,701.6

See accompanying notes to unaudited condensed consolidated financial statements.

	March 31, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt & short term borrowing	$5.7	$3.4
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations, including consolidated variable interest entities of $2.7 and $2.9 in 2013 and 2012, respectively	128.2	97.8
Accounts payable	402.6	477.0
Accrued liabilities	365.1	344.2
Contingent consideration related to acquisitions	22.9	23.1
Deferred revenue for solar energy systems	140.2	113.1
Customer and other deposits	37.4	77.2
Total current liabilities	1,102.1	1,135.8
Long-term debt, less current portion	757.7	758.7
Long-term solar energy system financing and capital lease obligations, less current portion, including consolidated variable interest entities of $56.2 and $69.2 in 2013 and 2012, respectively	1,535.6	1,508.4
Customer and other deposits	174.4	184.5
Deferred revenue for solar energy systems	152.6	146.0
Non-solar energy system deferred revenue	29.1	29.2
Other liabilities	263.8	261.6
Total liabilities	4,015.3	4,024.2

Redeemable noncontrolling interest	11.9	11.3
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding in 2013 and 2012	—	—
Common stock, $.01 par value, 300.0 shares authorized, 242.0 and 241.9 shares issued in 2013 and 2012, respectively	2.4	2.4
Additional paid-in capital	654.8	647.7
Retained earnings	333.7	425.3
Accumulated other comprehensive loss	(72.9)	(39.8)
Treasury stock, 10.7 and 10.6 shares in 2013 and 2012, respectively	(460.5)	(460.3)
Total MEMC stockholders’ equity	457.5	575.3
Noncontrolling interests	68.5	90.8
Total stockholders’ equity	526.0	666.1
Total liabilities and stockholders’ equity	$4,553.2	$4,701.6

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31, 2013	March 31, 2012
Cash flows from operating activities:
Net loss	$(101.4)	$(99.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60.8	52.9
Stock-based compensation	7.2	7.3
(Benefit) expense for deferred taxes	(7.5)	7.3
Other	(10.9)	4.4
Changes in operating assets and liabilities:
Accounts receivable	(60.5)	(56.4)
Inventories	18.6	42.3
Solar energy systems held for development and sale	(36.8)	(172.4)
Accounts payable	(67.5)	(113.7)
Deferred revenue for solar energy systems	36.4	(17.9)
Customer and other deposits	(19.6)	(16.7)
Accrued liabilities	46.7	(46.1)
Other long term liabilities	6.8	1.2
Other	9.1	20.6
Net cash used in operating activities	(118.6)	(386.7)
Cash flows from investing activities:
Capital expenditures	(30.8)	(40.0)
Construction of solar energy systems	(47.4)	(99.0)
Purchases of cost and equity method investments	(18.5)	—
Net proceeds from equity method investments	11.7	9.3
Change in restricted cash	8.8	34.4
Other	—	(0.2)
Net cash used in investing activities	(76.2)	(95.5)
Cash flows from financing activities:
Cash paid for contingent consideration for acquistions	(0.8)	(3.8)
Proceeds from solar energy system financing and capital lease obligations	98.5	351.5
Repayments of solar energy system financing and capital lease obligations	(12.4)	(72.8)
Net repayments of customer deposits related to long-term supply agreements	(26.2)	—
Common stock issued and repurchased	(0.2)	(0.1)
Proceeds from noncontrolling interests	0.1	6.0
Debt financing fees	(8.1)	(5.3)
Net cash provided by financing activities	50.9	275.5
Effect of exchange rate changes on cash and cash equivalents	(7.1)	1.5
Net decrease in cash and cash equivalents	(151.0)	(205.2)
Cash and cash equivalents at beginning of period	572.6	585.8
Cash and cash equivalents at end of period	$421.6	$380.6
Supplemental schedule of non-cash financing activities:
Debt transferred to and assumed by buyer upon sale of solar energy systems	$33.3	$52.3

See accompanying notes to unaudited condensed consolidated financial statements.

MEMC ELECTRONIC MATERIALS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of MEMC Electronic Materials, Inc. and subsidiaries ("MEMC"), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. MEMC has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, which contains MEMC's audited financial statements for such year. Operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

In connection with the preparation of our consolidated financial statements for the nine months ended September 30, 2012, management identified an error and revised the amounts previously presented for cost of goods sold due to a non-cash inventory adjustment which eliminated intercompany profit for the nine months ended September 30, 2012. We determined that the effects of these revisions were not material to previously issued financial statements for the three months ended March 31, 2012. In the current period, we have revised the condensed consolidated financial statements for the three months ended March 31, 2012 by increasing cost of goods sold by $6.6 million.  This resulted in the net loss attributable to MEMC stockholders increasing from $92.0 million to $98.6 million in the three months ended March 31, 2012.
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

Reclassifications
The accompanying unaudited condensed consolidated financial statements for prior periods contain certain reclassifications to conform to the presentation used in the current period.
New Accounting Standards Adopted
In February 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2013-02 ("ASU 2013-02"), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (AOCI), to provide guidance about AOCI disclosure requirements. ASU 2013-02 does not change the current requirements for reporting net income or other comprehensive income in financial statements; however, it does require an entity to provide information about the amounts reclassified out of AOCI by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of AOCI by the respective line items of net income only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. This standard was adopted on January 1, 2013. See Note 10 for further information.

In February 2012, the FASB issued Accounting Standards Update No. 2012-02 - Intangibles Goodwill and Other (Topic 350), Testing Indefinite-Lived Intangible Assets for Impairment, which amends FASB ASU 2011-08 and states that companies can use a qualitative approach to measuring Intangibles, Goodwill and Other rather than a quantitative approach. In addition, it is not required for an entity to disclose the quantitative information about significant unobservable inputs used in fair value measurements categorized within level 3 of the fair value hierarchy required by paragraph 820-10-50-2 that relate to the financial accounting and reporting for an indefinite-lived intangible asset after its initial recognition. This standard was adopted on January 1, 2013 and did not have a material impact on our consolidated financial statements.

(2)	Restructuring (Reversals) Charges
During the second half of 2011, the semiconductor and solar industries experienced downturns, of which the downturn in solar was more severe. In order to better align our business to the then current and expected market conditions in the semiconductor and solar markets, as well as to improve the company's overall cost competitiveness and cash flows across both segments, we committed to a series of restructuring actions to reduce the company's global workforce, right size production capacity and accelerate operating cost reductions in 2012 and beyond (the "2011 Global Plan"). These restructuring actions included reducing the total workforce by approximately 20%, shuttering the company's Merano, Italy polysilicon facility, reducing production capacity at the company's Portland, Oregon crystal facility and slowing the ramp of the Kuching, Malaysia facility, as well as consolidating our solar wafering and solar energy systems operations into a single Solar Energy business unit effective January 1, 2012. The 2011 Global Plan was substantially completed in 2012, except for certain voluntary termination benefits which may be paid in 2013, and ongoing negotiations with certain vendors and suppliers, including those affecting our Merano, Italy plant, related to these restructuring activities. We are evaluating our options for our shuttered polysilicon facility in Merano, Italy. These options include disposal of the facility through sale or other means or reopening the facility, which could occur in the future.
During the first quarter of 2013, $4.9 million of income pertaining to the 2011 Global Plan was recognized primarily as a result of a reversal of amounts previously estimated at the Merano, Italy facility due to settlements of prior estimated reserves, offset by immaterial expenses related to various restructuring activities.
Details of expenses, cash payments and expected costs related to the 2011 Global Plan are set forth in the following table:

						As of March 31, 2013
In millions	Accrued, December 31, 2012	Year-to-Date Restructuring Charges (Reversals)	Cash Payments	Currency	Accrued, March 31, 2013	Cumulative Costs Incurred	Total Costs Expected to be Incurred
Severance and other employee benefits	$31.7	$(0.1)	$(0.3)	$(0.5)	$30.8	$63.1	$63.1
Contract termination	134.5	(0.4)	(13.4)	(1.4)	119.3	164.2	164.2
Other	38.3	(4.4)	(1.2)	(1.1)	31.6	45.3	45.3
Total	$204.5	$(4.9)	$(14.9)	$(3.0)	$181.7	$272.6	$272.6

(3)Inventories
Inventories consist of the following:

	As of	As of
In millions	March 31, 2013	December 31, 2012
Raw materials and supplies	$67.9	$89.1
Goods and work in process	75.2	109.1
Finished goods	84.5	49.6
Total inventories	$227.6	$247.8
Solar products expected to be sold externally are classified as finished goods and solar products expected to be consumed internally to support our downstream solar business are classified as goods and work in process.

(4)    Solar Energy Systems Held for Development and Sale
Solar energy systems held for development and sale consist of the following:

	As of	As of
In millions	March 31, 2013	December 31, 2012
Under development	$221.0	$133.8
Systems held for sale	—	—
Total solar energy systems held for development and sale	$221.0	$133.8

At March 31, 2013 and December 31, 2012, we did not have any solar energy systems held for sale.

(5)	Debt and Capital Lease Obligations
Debt (including consolidated variable interest entities, "VIEs") and capital lease obligations outstanding consist of the following:

	As of March 31, 2013			As of December 31, 2012
	Total Principal	Current and Short-Term	Long-Term	Total Principal	Current and Short-Term	Long-Term
In millions
Non-solar energy system debt:
Senior notes	$550.0	$—	$550.0	$550.0	$—	$550.0
Second lien term loan	196.3	—	196.3	196.1	—	196.1
Long-term notes and other	17.1	5.7	11.4	16.0	3.4	12.6
Total non-solar energy system debt	$763.4	$5.7	$757.7	$762.1	$3.4	$758.7
Solar energy system debt, financings and capital leaseback obligations:
Short-term debt, weighted average interest rate of 8.72% and 6.47%, respectively	$17.6	$17.6	$—	$14.7	$14.7	$—
System construction and term debt	315.7	87.4	228.3	271.3	61.3	210.0
Capital leaseback obligations	93.3	8.5	84.8	93.3	7.5	85.8
Financing leaseback obligations	1,119.5	14.7	1,104.8	1,107.2	14.3	1,092.9
Other system financing transactions	117.7	—	117.7	119.7	—	119.7
Total solar energy system debt, financings and capital leaseback obligations	$1,663.8	$128.2	$1,535.6	$1,606.2	$97.8	$1,508.4
Total debt outstanding	$2,427.2	$133.9	$2,293.3	$2,368.3	$101.2	$2,267.1

Non-solar Energy System Debt

Senior Notes

On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019 (the "2019 Notes"). We incurred $13.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of operations over the eight year term. The 2019 Notes were sold at a price equal to 100.0% of the principal amount thereof. The 2019 Notes are guaranteed by certain of MEMC's domestic subsidiaries (the "guarantors"). The 2019 Notes are senior unsecured obligations and are subordinated to all of our and the guarantors' existing and future secured debt.

The indenture governing the 2019 Notes contains covenants that limit our and certain subsidiaries' ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make certain restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to declare dividends, (v) to make other payments affecting restricted subsidiaries, (vi) to engage in certain transactions with affiliates, and (vii) to merge, consolidate or sell substantially all of our assets. These covenants are subject to a number of qualifications and limitations, and in certain situations, a cross default provision. As of March 31, 2013, we were in compliance with all covenants in the indenture governing the 2019 Notes. In addition, the indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the 2019 Notes when due, failure to comply with covenants under the indenture, failure to pay other indebtedness or acceleration of maturity of other indebtedness, failure to satisfy or discharge final judgments and occurrence of bankruptcy events.
Revolving Credit Facility
Our corporate revolving credit facility with Bank of America, N.A. is an aggregate principal amount of $400.0 million (the "Credit Facility"). The Credit Facility has a term of three years and expires in March 2014.

We have amended the Credit Facility from time to time to adjust various covenants to accommodate changes in our business results. Currently, our consolidated leverage ratio covenant under the Credit Facility is 2.5 to 1.0, and our minimum liquidity covenant under this facility requires a minimum liquidity amount based on our trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). Our minimum liquidity covenant amount under the Credit Facility is $500 million in the event our trailing twelve month consolidated EBITDA is less than $400 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400 million and less than $600 million, our minimum liquidity amount will be $400 million. In the event it is greater than or equal to $600 million and less than $850 million, our minimum liquidity will be $300 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850 million, then no minimum liquidity amount is required.

The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio and a variable minimum liquidity amount.  The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $35 million, excluding our non-recourse indebtedness. Our liquidity position was in excess of the minimum liquidity amount by $261.1 million and our consolidated leverage ratio was 1.6 at March 31, 2013. As of March 31, 2013, we were in compliance with all covenants of the Credit Facility.
As of March 31, 2013 and December 31, 2012, we had no borrowings outstanding under this facility, although we had approximately $160.5 million and $121.8 million, respectively, of outstanding third party letters of credit backed by this facility at such date, which reduces the available capacity. Therefore, funds available under this facility were $239.5 million and $278.2 million as of March 31, 2013 and December 31, 2012, respectively.
Long-term Notes
Long-term notes at March 31, 2013 totaling $14.6 million are owed to a bank by our Japanese subsidiary, are guaranteed by us, and are secured by the property, plant and equipment of our Japanese subsidiary. Such guarantees would require us to satisfy the loan obligations in the event that our Japanese subsidiary failed to pay such debt in accordance with its stated terms. These loans mature in years ranging from 2013 to 2017.

Second Lien Term Loan Credit Agreement
On September 28, 2012, we entered into a Second Lien Credit Agreement ("Term Loan") with Goldman Sachs Bank USA and Deutsche Bank Securities Inc. providing for a term loan maturing on October 2, 2017 in an aggregate principal amount of $200.0 million, with a 2.0% discount to par for proceeds of $196.0 million. Additionally, we incurred $10.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of operations over the five year term. As of March 31, 2013, the current interest rate on the Term Loan is 10.75%.

On January 15, 2013, we entered into an interest rate cap with a notional amount of $200.0 million, a cap rate of 1.50%, an effective date of March 28, 2013 and a maturity date of September 30, 2015. The interest rate cap will hedge the 3-month LIBOR variable rate maintained within the Term Loan, described in Note 6.

Similar to the revolving Credit Facility with Bank of America, N.A. (discussed above), the Term Loan contains affirmative and negative covenants. These include but are not limited to limiting the company's and certain of our subsidiaries' ability, subject to certain exceptions and qualifications, (i) to create, incur, assume or suffer any liens on assets or revenues, (ii) to make other restricted payments and investments, (iii) to incur indebtedness, (iv) to enter into certain transactions with affiliates, (v) to merge, consolidate or sell/dispose of assets, (vi) to enter into burdensome agreements, (vii) to engage in any material line of business different from current lines, or (viii) to prepay indebtedness or amend indebtedness that adversely affects the Term Loan lenders. These covenants are subject to a number of qualifications and limitations.

Additionally, the Term Loan has financial covenants requiring a consolidated leverage ratio of 3.0 to 1.0, and minimum liquidity levels depending on our trailing twelve-month consolidated EBITDA and also includes a cross default cause. Our minimum liquidity covenant amount will be $400 million in the event our trailing twelve month consolidated EBITDA is less than $400 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400 million and less than $600 million, our minimum liquidity amount will be $300 million. In the event it is greater than or equal to $600 million and less than $850 million, our minimum liquidity will be $200 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850 million then no minimum liquidity amount is required.  As of March 31, 2013, we were in compliance with all covenants of the Term Loan.

Other Financing Commitments
We have short-term committed financing arrangements of approximately $64.0 million at March 31, 2013, of which there were no short-term borrowings outstanding as of March 31, 2013. Of this amount, $24.8 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

During the three month periods ended March 31, 2013 and 2012, we capitalized $3.3 million and $6.6 million of interest, respectively.

Solar Energy System Debt, Financings and Capital Leaseback Obligations
Our solar energy systems for which we have short-term and long-term debt, capital leaseback and finance obligations are included in separate legal entities that we consolidate. Of this total debt outstanding, $1,621.2 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. This debt has recourse to those separate legal entities but no recourse to MEMC or our SunEdison subsidiary under the terms of the applicable agreements. These finance obligations are collateralized by the related solar energy system assets. These obligations may also include limited guarantees by MEMC or SunEdison of contractual obligations related to construction, operations, maintenance and certain indemnities.

Short–term Debt

We have a borrowing capacity of $150.0 million under the current terms of the SunEdison non-recourse project construction revolver. This revolver contains certain covenants that provides if our Corporate Family or Corporate Credit Rating for Moody's Investors Service ("Moody's") falls below "B1" or our Standard and Poor ("S&P") rating falls below "B+", we will be required to post, at our election, a letter of credit or surety bond equal to 15.0% of the total outstanding balance in order to be able to continue to make additional borrowings under this facility. As of March 31, 2013, our ratings were "B3" and "BB" for Moody's and S&P respectively. Because our Corporate Family Rating for Moody's was below "B1", a letter of credit equal to 15.0% of the $9.7 million outstanding balances was posted as of March 31, 2013.

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

As of March 31, 2013 and December 31, 2012, there was $9.7 million and $7.4 million, respectively, outstanding on this construction revolver. In the event additional construction debt is needed, we have the ability to draw upon the available capacity of our Credit Facility (discussed above). In the event we do not have adequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.
System Pre-Construction, Construction and Term Debt

SunEdison typically finances its solar energy system projects through project entity specific debt. Construction debt is typically secured by the project entity's assets (mainly the solar energy system), which debt has no recourse to MEMC or SunEdison. Typically, these financing arrangements provide for a construction loan, which upon completion will be converted into a term loan, and generally do not restrict the future sale of the project entity to a third party buyer.

As of March 31, 2013, SunEdison had total solar energy system pre-construction, construction and term debt outstanding of $315.7 million. Of this amount, $162.7 million relates to variable rate debt with interest rates that are tied to various indexes, including the London Interbank Offered Rate, Euro Interbank Offer Rate, Canadian Dollar Offer Rate or the Prime Rate. The variable interest rates have primarily been hedged by our outstanding interest rate swaps as discussed in Note 6. The interest rates on the remaining construction and term debt range from 3.0% to 18.0%. The maturities range from 2013 to 2033 and these facilities are collateralized by the related solar energy system assets with an aggregate carrying amount of $107.4 million.

During the second quarter of 2012, we violated covenants of two non-recourse solar energy system loans totaling $25.0 million  as a result of the devaluation of the local currency (Indian Rupee). On September 28, 2012, we obtained a waiver from the lender for the covenant violation, which has a grace period until November 20, 2013. During the grace period, the debt will be classified as short-term debt.  We make no assurance that the covenants will be met after the grace period. The solar energy systems for these two project companies collateralize the loans and there is no recourse outside of the project companies for repayment of this debt.
Capital Leaseback Obligations

We are party to master lease agreements that provide for the sale and simultaneous leaseback of certain solar energy systems constructed by us. As of March 31, 2013, SunEdison had $93.3 million of capital lease obligations outstanding. Generally, this classification occurs when the term of the lease is greater than 75.0% of the estimated economic life of the solar energy system and the transaction is not subject to real estate accounting. The terms of the leases are typically 25 years, with certain leases providing terms as low as 10 years and providing for early buyout options. The specified rental payments are based on projected cash flows that the solar energy system will generate. Since the SunEdison acquisition on November 20, 2009, SunEdison has not entered into any arrangements that have resulted in accounting for the sale-leaseback as a capital lease.
Financing Leaseback Obligations
In certain transactions, we account for the proceeds of sale-leasebacks as financings, which are typically secured by the solar energy system assets and its future cash flows from energy sales, but without recourse to MEMC or SunEdison under the terms of the arrangement. The structure of the repayment terms under the lease typically results in negative amortization throughout the financing period, and we therefore recognize the lease payments as interest expense. The balance outstanding for sale-leaseback transactions recorded as financings as of March 31, 2013 is $1,119.5 million, which includes the transactions discussed below. The maturities range from 2021 to 2037 and are collateralized by the related solar energy system assets with a carrying amount of $1,122.7 million.

On March 31, 2011, one of SunEdison's project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $120.0 million, of which $68.0 million is outstanding and $52.0 million is available as of March 31, 2013. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.

On September 24, 2012, one of SunEdison's project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $52.5 million, of which $39.9 million is outstanding and $12.6 million is available as of March 31, 2013. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.
Other System Financing Transactions

Other system financing transactions represent the cash proceeds that SunEdison received in connection with an executed solar energy system sales contract that has not met the sales recognition requirements under real estate accounting and has been accounted for as a financing. Included in other system financing is $17.1 million of proceeds collected under three separate solar energy system sales agreements with the buyer that provides the buyer with a put option that could become an obligation in the event that we are unable to fulfill certain performance warranties set to expire during 2015. The remaining portion of other system financings of $100.6 million relates to cash proceeds received in connection with separate solar energy system sales contracts for which SunEdison has substantial continuing involvement. There are no principal or interest payments associated with these transactions. These amounts are expected to be recorded to revenue when the contractual provisions and indemnifications expire as adjusted for actual losses.

(6)	Derivatives and Hedging Instruments
MEMC’s derivatives and hedging activities consist of:

		Assets (Liabilities or Equity) Fair Value
In millions	Balance Sheet Location	As of March 31, 2013	As of December 31, 2012
Derivatives designated as hedging:
Interest rate swaps	Accrued liabilities	$(4.7)	$(5.0)
Interest rate swaps	Accumulated other comprehensive loss	$3.9	$4.3
Interest rate cap	Prepaid and other current assets	$0.3	$—
Interest rate cap	Accumulated other comprehensive income	$(0.3)	$—
Derivatives not designated as hedging:
Suntech warrant	Other assets	$—	$0.2
Currency forward contracts	Prepaid and other current assets	$—	$0.5
Currency forward contracts	Accrued liabilities	$(3.8)	$(7.1)
Interest rate swaps	Accrued liabilities	$(8.5)	$—

		Losses (Gains)
		Three Months Ended March 31,
In millions	Statement of Operations Location	2013	2012
Derivatives not designated as hedging:
Suntech warrant	Other, net	$0.2	$(0.3)
Currency forward contracts	Other, net	$10.0	$(10.6)
Interest rate swaps	Interest expense	$8.8	$1.2
Cross currency swap	Other, net	$—	$3.3
To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing our net exposure. A substantial portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time, we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts. As of March 31, 2013 and December 31, 2012, these currency forward contracts had aggregate notional amounts of $259.1 million and $320.5 million, respectively.
We have interest rate swap instruments with notional amounts totaling approximately $39.8 million and $40.7 million at March 31, 2013 and December 31, 2012, respectively, that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution to the agreements pays us a floating interest rate. The amount recorded to the condensed consolidated balance sheet, as provided in the table above, represents the fair value of the net amount that we would settle on the balance sheet date if the agreements were transferred to other third parties or canceled by us. The effective portion of these hedges during the three month periods ended March 31, 2013 and 2012 was recorded to accumulated other comprehensive loss. No ineffectiveness was recognized during the three month period ending March 31, 2013 and 2012.
On January 15, 2013, we entered into an interest rate cap with a notional amount of $200.0 million, a cap rate of 1.50%, an effective date of March 28, 2013 and a maturity date of September 30, 2015. The interest rate cap will hedge the 3-month LIBOR variable rate maintained within the $200.0 million Term Loan. Under the agreement, we pay the fixed rate and the financial institution counterparty to the agreement pays MEMC a floating interest rate. The interest rate cap will be accounted for under hedge accounting as a cash flow hedge. The changes in fair value will be recorded through other comprehensive income (loss) on the condensed consolidated balance sheets, with any ineffectiveness recorded in the condensed consolidated statement of operations. No such ineffectiveness was recognized during the three month period ending March 31, 2013.
As of March 31, 2013, we have an upward amortizing interest rate swap agreement that is used as an economic hedge related to several consolidated solar energy system projects for which we own 8.2%. This instrument is used to hedge floating rate debt with a construction loan availability of $200.0 million and is not accounted for as a cash flow hedge. Under the swap agreement, we pay the fixed rate and the financial institution counterparty to the agreement pays us a floating interest rate. The amount recorded in the condensed consolidated balance sheet as provided in the table above represents the estimated fair value of the net amount that we would settle on March 31, 2013 if the agreements were transferred to other third parties or cancelled by us. Because this hedge is deemed an economic hedge and not accounted for under hedge accounting, the changes in fair value are recorded to interest expense (income) within the condensed consolidated statement of operations. During the three month period ended March 31, 2013, we recorded $8.8 million to interest expense for fair value adjustments which is offset by approximately $8.1 million of income from non-controlling interests which represents the remaining 91.8% we do not own.

(7)	Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

	As of March 31, 2013				As of December 31, 2012
Assets (liabilities), in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$—	$12.8	$—	$12.8	$—	$13.4	$—	$13.4
Suntech warrant	—	—	—	—	—	—	0.2	0.2
Interest rate swaps	—	(13.2)	—	(13.2)	—	(5.0)	—	(5.0)
Interest rate cap	—	0.3	—	0.3	—	—	—	—
Currency forward contracts	(3.8)	—	—	(3.8)	(6.6)	—	—	(6.6)
Contingent consideration related to acquisitions	—	—	(24.6)	(24.6)	—	—	(24.9)	(24.9)
Total	$(3.8)	$(0.1)	$(24.6)	$(28.5)	$(6.6)	$8.4	$(24.7)	$(22.9)
There were no transfers into or out of Level 1, Level 2 or Level 3 financial instruments during the three month periods ended March 31, 2013.
The following table summarizes changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2012 and March 31, 2013:

In millions	Suntech Warrant	Contingent Consideration Related to Acquisitions	Total
Balance at December 31, 2011	$0.5	$(90.8)	$(90.3)
Total unrealized gains (losses) included in earnings (1)	0.3	(0.8)	(0.5)
Acquisitions, sales, redemptions and payments	—	3.8	3.8
Balance at March 31, 2012	$0.8	$(87.8)	$(87.0)
Balance at December 31, 2012	$0.2	$(24.9)	$(24.7)
Total unrealized (losses) gains included in earnings (1)	(0.2)	0.3	0.1
Balance at March 31, 2013	$—	$(24.6)	$(24.6)
The amount of total (losses) gains for the three months ended March 31, 2013 included in earnings attributable to the change in unrealized (losses) gains relating to assets and liabilities still held at the reporting date	$(0.2)	$0.3	$0.1
__________________________

(1)
Amounts included in earnings are recorded to non-operating expense (income) in the condensed consolidated statement of operations, except for the amount included in marketing and administration for the contingent consideration related to acquisitions, for which changes to the fair value were recorded to operating income (loss) in the condensed consolidated statement of operations.
 The following table presents the carrying amount and estimated fair value of our outstanding short-term debt, long-term debt and capital lease obligations at March 31, 2013 and December 31, 2012:

	As of March 31, 2013		As of December 31, 2012
In millions	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Total debt and capital lease obligations	2,427.2	1,937.0	2,368.3	1,736.2
__________________________

(1)
Fair value of our debt, excluding our $550.0 million 2019 Notes and the $200.0 million Term Loan, is calculated using a discounted cash flow model with consideration for our non-performance risk (Level 3 assumptions). The estimated fair value of our 2019 Notes and Term Loan were based on a broker quotation (Level 1). The estimated fair value of our solar energy system debt related to sale-leasebacks is significantly lower than the carrying value of such debt because the fair value estimate is based on the fair value of our fixed lease payments over the term of the leases (Level 3 assumptions). Under real estate accounting, this debt is recorded as a financing obligation, and substantially all of our lease payments are recorded as interest expense with little to no reduction in our debt balance over the term of the lease. As a result, our outstanding sale-leaseback debt obligations will generally result in a one-time gain recognition at the end of the leases for the full amount of the debt. The timing difference between expense and gain recognition will result in increased expense during the term of the leases with a significant book gain at the end of the lease.

(8)     Loss Per Share
For the three month periods ended March 31, 2013 and March 31, 2012, basic and diluted loss per share (“EPS”) was calculated as follows:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to common stockholders	$(89.4)	$(89.4)	$(98.6)	$(98.6)
Adjustment of redeemable noncontrolling interest (see note 9)	(2.4)	(2.4)	—	—
Adjusted net loss to common stockholders	$(91.8)	$(91.8)	$(98.6)	$(98.6)

EPS Denominator:
Weighted-average shares outstanding	231.3	231.3	230.7	230.7
Loss per share	$(0.40)	$(0.40)	$(0.43)	$(0.43)
For the three months ended March 31, 2013 and 2012, all options to purchase MEMC stock and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the respective periods.

(9)	Stockholders’ Equity and Redeemable Noncontrolling Interest
The following table presents the change in total stockholders' equity for the three month period ended March 31, 2013:

In millions	MEMC Stockholders’ Equity	Noncontrolling Interest	Total Stockholders Equity	Redeemable noncontrolling interest
Balance, January 1, 2013	$575.3	$90.8	$666.1	$11.3
Net loss	(89.4)	(10.2)	(99.6)	(1.8)
Translation adjustment, net	(33.1)	(1.3)	(34.4)	—
Adjustment of redeemable noncontrolling interest	(2.4)	—	(2.4)	2.4
Other comprehensive income, net of tax	—	—	—	—
Stock plans, net	7.0	—	7.0	—
Deconsolidation of entities	0.1	(6.1)	(6.0)	—
SunEdison - contributions from partner	—	(4.7)	(4.7)	—
Balance, March 31, 2013	$457.5	$68.5	$526.0	$11.9
Stock-Based Compensation
 The following table presents information regarding outstanding stock options as of March 31, 2013 and changes during the three month period then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2012	21,411,119	$6.12
Granted	810,083	4.55
Exercised	—	—
Forfeited	(962,758)	8.63
Expired	(76,166)	14.36
Outstanding at March 31, 2013	21,182,278	$5.91	$24.20	8
Options exercisable at March 31, 2013	3,315,407	$16.92	$23.50	5

The weighted-average grant-date fair value per share of options granted was $2.23 and $2.91 for the three month periods ended March 31, 2013 and 2012, respectively.

The following table presents information regarding outstanding restricted stock units as of March 31, 2013 and changes during the three month period then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2012	4,401,768
Granted	65,300
Converted	(125,211)
Forfeited	(499,919)
Outstanding at March 31, 2013	3,841,938	$23.8	2

The weighted-average fair value of restricted stock units per share on the date of grant was $4.55 and $4.67 for the three month period ended March 31, 2013 and 2012, respectively.
Stock-based compensation expense for the three month periods ended March 31, 2013 and 2012 was $7.2 million and $7.3 million, respectively.

(10)	Comprehensive Loss
Comprehensive income / (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income from the Company includes foreign currency translations, gains / (losses) on available-for-sale securities, gains / (losses) on hedging instruments and pension adjustments.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

In millions	Foreign Currency Items (1)	Available-for-sale Securities	Hedging Activities	Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$32.3	$(7.6)	$(4.3)	$(60.2)	$(39.8)
Other comprehensive income / (loss) before reclassifications	(33.1)	(0.6)	0.6	—	(33.1)
Amounts reclassified from accumulated other comprehensive income (2)	—	—	—	—	—
Net current-period other comprehensive income / (loss)	(33.1)	(0.6)	0.6	—	(33.1)
Balance, March 31, 2013	$(0.8)	$(8.2)	$(3.7)	$(60.2)	$(72.9)
__________________________

(1)	Excludes foreign currency adjustments as it relates to noncontrolling interests. Refer to the condensed consolidated statements of comprehensive loss.

(2)	There are no reclassification adjustments out of accumulated other comprehensive loss into earnings.

(11)	Income Taxes
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

The process for calculating income tax expense (benefit) includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The income tax expense in the three month period ended March 31, 2013 is associated with the result of the worldwide operational earnings mix at various rates and a net increase to the accrual for uncertain tax positions. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and tax planning strategies. Our total deferred tax assets, net of valuation allowance, as of March 31, 2013 and December 31, 2012, were $92.5 million and $84.9 million, respectively. We believe that it is more likely than not, with our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets which have not been offset by a valuation allowance at March 31, 2013.

We are subject to income taxes in the United States and numerous foreign jurisdictions. From time to time, we are subject to income tax audits in these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits, or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total amount accrued for uncertain tax positions increased $8.3 million during the three month period ended March 31, 2013. The increase was due to current tax benefits claimed that are not more likely than not to be sustained upon tax examinations. The total accrual for uncertain tax positions as of March 31, 2013 and December 31, 2012 were $61.5 million and $53.2 million, respectively.

During the first quarter of 2013, we determined that a portion of the undistributed earnings of one of our foreign wholly owned subsidiaries would be remitted to the United States in the foreseeable future. These earnings were previously considered permanently reinvested in the business and the unrecognized deferred tax asset related to these earnings was not recognized. The deferred tax effect of this newly planned remittance was recorded as a discrete deferred tax benefit in the amount of $25.6 million, which has been fully offset by a valuation allowance. The undistributed earnings of all other foreign subsidiaries are not expected to be remitted to the U.S. parent corporation in the foreseeable future. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Of our cash and cash equivalents at March 31, 2013, approximately $246.1 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects.

We are currently under examination by the Internal Revenue Service ("IRS") for the 2008, 2009 and 2010 tax years. Additionally, due to the carryback of our 2009 net operating loss for utilization against the 2007 tax liability, the IRS has re-opened the 2007 tax year for further review. We are also under examination by certain foreign tax jurisdictions. The examination by the Internal Revenue Service for the years 2008 through 2010 is currently subject to Joint Committee review and is not considered effectively settled in accordance with ASC 740. We believe it is reasonably possible that some portions of these examinations could be completed within the next twelve months and have currently recorded amounts in the financial statements that are reflective of the current status of these examinations.

(12)	Variable Interest Entities

Variable interest entities are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders, as a group, lack one of more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses, or (c) right to receive expected residual returns. Our SunEdison subsidiary may establish joint ventures with non-related parties to share in the risks and rewards associated with solar energy system development, which are facilitated through equity ownership of a project company. We consolidate these project companies if we maintain the power to direct the activities which most significantly impact the project company's performance and share significantly in the risks and rewards of the project company.
We are the primary beneficiary of six VIEs in solar energy projects that we consolidated as of March 31, 2013. The carrying amounts and classification of our consolidated VIEs' assets and liabilities included in our condensed consolidated balance sheet are as follows:

In millions	As of March 31, 2013	As of December 31, 2012
Current assets	$22.9	$10.3
Noncurrent assets	81.5	56.2
Total assets	$104.4	$66.5
Current liabilities	$(7.2)	$(8.5)
Noncurrent liabilities	(56.7)	(69.6)
Total liabilities	$(63.9)	$(78.1)

The amounts shown in the table above exclude intercompany balances, which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources. There are no material VIEs for which we determined we were not the primary beneficiary.

(13)	Revenue and Profit Deferrals
Deferred revenue consists of the following:

In millions	As of March 31, 2013	As of December 31, 2012
Deferred revenue for solar energy systems:
Short-term profit deferrals and deposits on solar energy system sales	$140.2	$113.1
Long-term profit deferrals and deposits on solar energy system sales	132.8	126.4
Deferred subsidy revenue	19.8	19.6
Total solar energy system deferred revenue	$292.8	$259.1
Non-solar energy system deferred revenue:
Long-term deferred revenue	29.1	29.2
Total non-solar energy system deferred revenue	29.1	29.2
Total deferred revenue	$321.9	$288.3

On March 29, 2013, we amended a long-term solar wafer supply agreement with Tainergy Tech Co., LTD ("Tainergy"). Under the terms of the supply agreement, we were to supply solar grade silicon wafers over a ten-year period at pre-determined pricing for certain volumes on a take-or-pay basis. Tainergy had agreed to advance funds to us in the form of both refundable and non-refundable deposits pursuant to the agreement. Tainergy did not meet its purchase obligations pursuant to the supply agreement and agreed to settle the purchase shortfalls for the first four contract years. As part of the settlement, Tainergy agreed that we may deduct and retain $25.0 million of the refundable capacity reservation deposit without recourse and as a result, we recognized $25.0 million as revenue in the first quarter of 2013 as a result of this amendment. In addition to the settlement of purchase shortfalls for the first four contract years, we agreed to significantly reduce required minimum purchase volumes in the remaining six contract years, as well as modify the pricing terms to be based on market rates similar to other MEMC long-term solar wafer supply agreements. The remaining deposit as of March 31, 2013 is $24.1 million and will be refunded ratably as purchases are made over the remaining six contract years. The forfeiture of the deposit of $25.0 million, which was previously reflected as a liability, has been reflected as cash provided by operating activities and cash used in financing activities in the unaudited condensed consolidated statement of cash flows.

(14)	Commitments and Contingencies
Samsung Fine Chemicals Joint Venture
In February 2011, we entered into a joint venture with Samsung Fine Chemicals Co. Ltd. through our wholly owned subsidiary, MEMC Singapore Pte. Ltd., for the construction and operation of a new facility to produce high purity polysilicon in Ulsan, South Korea (the "SMP JV"). The SMP JV will manufacture and supply polysilicon to MEMC and to international markets through MEMC Singapore. Our ownership interest in the joint venture is 50% and Samsung Fine Chemicals Co. Ltd. owns the other 50%.

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

During the three month period ended March 31, 2013, we made equity contributions of $16.9 million under the Supply and License Agreement. In total, we have made $73.2 million in equity contributions to the SMP JV. Since inception of the SMP JV, the deposits received from Samsung under the Supply and License Agreement have exceeded our investment, and we recorded this as a reduction in our equity investment balance, with the excess of $26.3 million recorded in long-term customer and other deposits. The cash received is recorded as an investing inflow within the condensed consolidated statement of cash flows. As of March 31, 2013, our investment balance in the SMP JV was zero. Our total cash commitments, inclusive of the

$73.2 million invested thus far, are expected to be approximately $175.0 million through 2013. We expect our remaining cash commitments to be substantially offset by proceeds to be received under the Supply and License Agreement.

Purchase Obligations

We maintain long-term agreements with multiple suppliers in connection with the purchase of certain raw materials and long-term agreements with multiple subcontractors to manufacture solar wafers for us.
As part of our restructuring activities announced in the fourth quarter of 2011, we provided notice to several of our vendors with whom we had long-term supply contracts that we would no longer be fulfilling our purchase obligations. In connection with the restructuring, we recorded significant restructuring accruals associated with the estimated settlements arising from these actions based on management's best estimates of the ultimate outcome of these contract resolutions at that time. As of March 31, 2013, we have recorded total accruals of $119.3 million associated with the estimated settlements arising from these purchase obligations with multiple vendors, $56.0 million of which is recorded to short-term accrued liabilities and $63.3 million is recorded as long-term other liabilities in our consolidated balance sheet. The amount accrued as of March 31, 2013 represents our best estimate of the probable amounts to settle all of our purchase obligations based on presently known information, which involve the use of assumptions requiring significant judgment. We estimate the range of reasonably possible losses could be as high as up to approximately $205.1 million. These estimates include the contractual terms of the agreements, including whether or not there are fixed volumes and/or fixed prices. In addition, under certain contracts, the counterparty may have a contractual obligation to sell the materials to mitigate their losses. We also included in our estimate of losses consideration around whether we believe the obligation will be settled through arbitration, litigation or commercially viable alternative resolutions or settlements. We intend to vigorously defend ourselves against any arbitration or litigation. Due to the inherent uncertainties of arbitration and litigation, we cannot predict the ultimate outcome or resolution of such actions. The actual amounts ultimately settled with these vendors could vary significantly, which could have a material adverse impact on our business, results of operations and financial condition.

On September 4, 2012, we executed two settlement agreements with Evonik Industries AG and Evonik Degussa SpA ("Evonik"), one of our suppliers, to settle disputes arising from our early termination of two take-or-pay supply agreements. One of the original supply agreements also included a provision for the construction and operation of a chlorosilanes plant located on our existing Merano, Italy site for our benefit. Pursuant to the settlement reached, we will pay Evonik a total of 70.0 million Euro, of which 25.0 million Euro was paid in 2012 and 10.0 million Euro was paid in the first quarter of 2013. Pursuant to the settlement reached, the remaining balance will be paid in two installments, 20.0 million euro in the second quarter of 2013 and 15.0 million Euro in the third quarter of 2013.

Contingent Consideration

As of March 31, 2013, contingent consideration was recorded and is outstanding on four acquisitions which closed in or before 2011. The amount accrued under these arrangements was $24.6 million as of March 31, 2013, representing the estimated fair value of these obligations. Of the $24.6 million accrual, $22.9 million is recorded as a short term liability in contingent consideration related to acquisitions and $1.7 million is recorded in other liabilities as a long-term liability. The aggregate maximum payouts which could occur under these arrangements is $67.1 million. Any future revisions to the fair value of the contingent consideration, which could be material, will be recorded to the condensed consolidated statement of operations.
Commitments
Indemnifications
We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of March 31, 2013.
We generally warrant the operation of our solar energy systems for a period of time. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of historical material warranty claims and expected future claims, we have recorded an immaterial warranty accrual related to solar energy systems as of March 31, 2013. We may also indemnify our customers for tax credits associated with the systems we construct and then sell, including sale leasebacks. During the three month period ended March 31, 2013, we have made no additional payments under the terms of the sale agreements to indemnify our customers for shortfalls in amounts approved by the U.S. Treasury Department related to the Grant in Lieu program tax credits. We believe additional exposure to such payments are not material to our consolidated financial statements.

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

The Court held a jury trial from October 25, 2010 to November 2, 2010. After the Court's October 13, 2010 ruling in favor of MEMC, the only remaining claim that Soitec continued to assert at trial was a single patent claim directed against some mono-implant research and development efforts conducted by MEMC approximately six to eight years ago, none of which have occurred since 2006, and none of which are material or relevant to the current operations at MEMC. MEMC continued to assert at trial its counterclaim for infringement of MEMC's patent. On November 2, 2010, the jury found that certain of Soitec's wafers infringed the patent asserted by MEMC at trial. The jury also found that one of the Soitec patent claims was valid. This single patent claim covers MEMC's mono-implant research and development efforts that ended in 2006. On July 13, 2011, the court denied all post trial motions. Soitec subsequently filed an appeal and MEMC filed a cross-appeal. The appeal is now fully briefed in the U.S. Court of Appeals for the Federal Circuit; however, the appeal has been stayed pending en banc review of a jurisdictional question unrelated to the merits of the appeal.  While it is difficult to predict the duration of the stay, it will likely extend for at least three months and could last much longer.  No further developments will occur with the case during the stay. The damages phase of this trial will occur, if at all, after the appeal. We believe that Soitec and CEA's suit against us has no merit, and we are asserting a vigorous defense against these claims, as well as our infringement counterclaim. Although it is not possible to predict the outcome of such matters, we believe that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position, cash flows or results of operations.
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

(15)	Reportable Segments
We are organized by end market, with two business segments: Semiconductor Materials and Solar Energy.

	Three Months Ended March 31,
In millions	2013	2012
Net sales:
Semiconductor Materials	$229.8	$216.0
Solar Energy	213.8	303.2
Consolidated net sales	$443.6	$519.2
Operating income (loss):
Semiconductor Materials	$1.4	$(12.5)
Solar Energy	(10.8)	(17.1)
Corporate and Other	(24.1)	(24.6)
Consolidated operating loss	$(33.5)	$(54.2)
Interest expense (income):
Semiconductor Materials	$(0.5)	$(0.3)
Solar Energy	27.6	14.8
Corporate and Other	20.4	13.2
Consolidated interest expense	$47.5	$27.7
Depreciation and amortization:
Semiconductor Materials	$30.4	$32.0
Solar Energy	28.6	20.9
Corporate and Other	1.8	—
Consolidated depreciation and amortization	$60.8	$52.9
Capital expenditures:
Semiconductor Materials	$24.9	$23.3
Solar Energy (1)	52.1	114.5
Corporate and Other	1.2	1.2
Consolidated capital expenditures	$78.2	$139.0
__________________________

(1)	Includes construction of solar energy systems of $47.4 million and $99.0 million in the three month periods ended March 31, 2013 and March 31, 2012, respectively.
Solar Energy

During the quarter ended March 31, 2013, we recognized revenue of $25.0 million as a result of the amendment of the Tainergy long-term wafer supply agreement. There was no such revenue in the quarter ended March 31, 2012. See Note 13 above.

(16)	Unaudited Condensed Consolidating Financial Information
On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019. The 2019 Notes are fully and unconditionally guaranteed on a joint and several senior unsecured basis by certain wholly owned domestic subsidiaries of the company (the "Guarantor Subsidiaries"). The following condensed consolidating financial information, which has been prepared in accordance with the requirements for presentation of Rule 3-10(d) of Regulation S-X promulgated under the Securities Act, presents the required unaudited condensed consolidating financial information.

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2013
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$185.7	$83.4	$666.7	$(492.2)	$443.6
Cost of goods sold	199.1	81.5	615.3	(502.0)	393.9
Gross profit	(13.4)	1.9	51.4	9.8	49.7
Operating expenses:
Marketing and administration	25.9	18.5	25.9	—	70.3
Research and development	11.7	3.1	2.6	—	17.4
Restructuring charges (reversals)	0.4	—	(4.9)	—	(4.5)
Operating (loss) income	(51.4)	(19.7)	27.8	9.8	(33.5)
Non-operating expense:
Interest expense	19.7	1.5	26.3	—	47.5
Interest income	—	—	(0.5)	—	(0.5)
Other, net	(8.0)	16.9	(7.8)	—	1.1
Total non-operating expense	11.7	18.4	18.0	—	48.1
(Loss) income before income taxes, investment in subsidiary (loss) income and equity in loss of joint ventures	(63.1)	(38.1)	9.8	9.8	(81.6)
Income tax (benefit) expense	(28.4)	38.6	8.4	0.9	19.5
(Loss) income before investment in subsidiary (loss) income and equity in loss of joint ventures	(34.7)	(76.7)	1.4	8.9	(101.1)
Investment in subsidiary (loss) income	(54.9)	(71.3)	(16.5)	142.7	—
Equity in loss of joint ventures, net of tax	—	—	(0.3)	—	(0.3)
Net (loss) income	(89.6)	(148.0)	(15.4)	151.6	(101.4)
Net loss attributable to noncontrolling interests	—	—	12.0	—	12.0
Net (loss) income attributable to MEMC stockholders	$(89.6)	$(148.0)	$(3.4)	$151.6	$(89.4)

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$178.7	$101.0	$728.0	$(488.5)	$519.2
Cost of goods sold	193.7	188.1	551.8	(464.5)	469.1
Gross profit	(15.0)	(87.1)	176.2	(24.0)	50.1
Operating expenses:
Marketing and administration	35.4	23.9	23.9	—	83.2
Research and development	13.2	3.6	3.3	—	20.1
Restructuring charges (reversals)	1.1	—	(0.1)	—	1.0
Operating (loss) income	(64.7)	(114.6)	149.1	(24.0)	(54.2)
Non-operating (income) expense:
Interest expense	11.5	0.9	15.3	—	27.7
Interest income	—	—	(0.8)	—	(0.8)
Other, net	(13.7)	(5.1)	13.8	5.2	0.2
Total non-operating (income) expense	(2.2)	(4.2)	28.3	5.2	27.1
(Loss) income before income taxes, investment in subsidiary (loss) income and equity in loss of joint ventures	(62.5)	(110.4)	120.8	(29.2)	(81.3)
Income tax (benefit) expense	(22.2)	25.3	12.4	1.5	17.0
(Loss) income before investment in subsidiary (loss) income and equity in loss of joint ventures	(40.3)	(135.7)	108.4	(30.7)	(98.3)
Investment in subsidiary (loss) income	(51.7)	9.8	—	41.9	—
Equity in loss of joint ventures, net of tax	—	—	(1.2)	—	(1.2)
Net (loss) income	(92.0)	(125.9)	107.2	11.2	(99.5)
Net loss attributable to noncontrolling interests	—	—	0.9	—	0.9
Net (loss) income attributable to MEMC stockholders	$(92.0)	$(125.9)	$108.1	$11.2	$(98.6)

Unaudited Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended March 31, 2013
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net (loss) income	$(89.6)	$(148.0)	$(15.4)	$151.6	$(101.4)
Other comprehensive loss, net of tax:					—
Net translation adjustment	—	—	(34.4)	—	(34.4)
Net unrealized loss on available-for-sale securities	—	—	(0.6)	—	(0.6)
Gain on hedging instruments	—	—	0.6	—	0.6
Other comprehensive loss, net of tax	—	—	(34.4)	—	(34.4)
Total comprehensive (loss) income	$(89.6)	$(148.0)	$(49.8)	$151.6	$(135.8)
Net loss attributable to noncontrolling interests	—	—	12.0	—	12.0
Net translation adjustment attributable to noncontrolling interests	—	—	1.3	—	1.3
Comprehensive (loss) income attributable to MEMC stockholders	$(89.6)	$(148.0)	$(36.5)	$151.6	$(122.5)

Unaudited Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended March 31, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net (loss) income	$(92.0)	$(125.9)	$107.2	$11.2	$(99.5)
Other comprehensive loss, net of tax:
Net translation adjustment	—	—	(7.3)	—	(7.3)
Gain on hedging instruments	—	—	0.5	—	0.5
Actuarial gain and prior service credit	2.5	—	—	—	2.5
Other comprehensive income (loss), net of tax	2.5	—	(6.8)	—	(4.3)
Total comprehensive (loss) income	$(89.5)	$(125.9)	$100.4	$11.2	$(103.8)
Net loss attributable to noncontrolling interests	—	—	0.9	—	0.9
Net translation adjustment attributable to noncontrolling interests	—	—	(0.4)	—	(0.4)
Comprehensive (loss) income attributable to MEMC stockholders	$(89.5)	$(125.9)	$100.9	$11.2	$(103.3)

Unaudited Condensed Consolidating Balance Sheet
March 31, 2013
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$39.4	$123.5	$258.7	$—	$421.6
Restricted cash	—	0.5	54.1	—	54.6
Accounts receivable, net	73.4	27.2	177.9	—	278.5
Inventories	28.6	47.8	173.1	(21.9)	227.6
Solar energy systems held for development and sale	—	0.3	284.3	(63.6)	221.0
Prepaid and other current assets	26.2	41.3	122.8	—	190.3
Total current assets	167.6	240.6	1,070.9	(85.5)	1,393.6
Investments in subsidiaries	547.5	227.9	—	(775.4)	—
Property, plant and equipment, net:
Non-solar energy systems, net	58.3	289.8	873.7	(51.2)	1,170.6
Solar energy systems, net	—	2.4	1,330.7	76.2	1,409.3
Restricted cash	—	1.7	53.4	—	55.1
Other assets	126.5	65.2	332.9	—	524.6
Total assets	$899.9	$827.6	$3,661.6	$(835.9)	$4,553.2

Unaudited Condensed Consolidating Balance Sheet
March 31, 2013
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt & short term borrowing	$—	$—	$5.7	$—	$5.7
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations	—	0.4	127.8	—	128.2
Accounts payable	17.8	36.6	348.2	—	402.6
Accrued liabilities	14.8	75.0	275.3	—	365.1
Contingent consideration related to acquisitions	—	22.9	—	—	22.9
Deferred revenue for solar energy systems	—	76.6	63.6	—	140.2
Customer and other deposits	9.8	0.4	27.2	—	37.4
Intercompany (receivable) payable and short term notes	(479.5)	729.4	(249.9)	—	—
Total current liabilities	(437.1)	941.3	597.9	—	1,102.1
Long-term debt, less current portion	746.3	—	11.4	—	757.7
Long-term solar energy system financing and capital lease obligations, less current portion	—	9.8	1,525.8	—	1,535.6
Customer and other deposits	99.5	—	74.9	—	174.4
Deferred revenue for solar energy systems	—	46.6	106.0	—	152.6
Non-solar energy system deferred revenue	—	—	29.1	—	29.1
Long-term intercompany notes (receivable) payable	(51.0)	(107.3)	158.3	—	—
Other liabilities	84.7	11.5	167.6	—	263.8
Total liabilities	442.4	901.9	2,671.0	—	4,015.3
Redeemable noncontrolling interests	—	—	11.9	—	11.9
Total MEMC stockholders’ equity	457.5	(74.9)	910.8	(835.9)	457.5
Noncontrolling interests	—	0.6	67.9	—	68.5
Total stockholders’ equity	457.5	(74.3)	978.7	(835.9)	526.0
Total liabilities and stockholders’ equity	$899.9	$827.6	$3,661.6	$(835.9)	$4,553.2

Unaudited Condensed Consolidating Balance Sheet
December 31, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$65.1	$60.0	$447.5	$—	$572.6
Restricted cash	—	—	72.4	—	72.4
Accounts receivable, net	62.0	23.7	134.7	—	220.4
Inventories	18.4	70.6	200.0	(41.2)	247.8
Solar energy systems held for development and sale	—	0.3	213.7	(80.2)	133.8
Prepaid and other current assets	24.9	40.1	147.2	—	212.2
Total current assets	170.4	194.7	1,215.5	(121.4)	1,459.2
Investments in subsidiaries	498.2	564.2	—	(1,062.4)	—
Property, plant and equipment, net:
Non-solar energy systems, net	57.2	294.4	913.8	(52.3)	1,213.1
Solar energy systems, net	—	3.0	1,361.3	95.6	1,459.9
Restricted cash	—	1.7	48.5	—	50.2
Other assets	36.7	175.3	307.2	—	519.2
Total assets	$762.5	$1,233.3	$3,846.3	$(1,140.5)	$4,701.6

Unaudited Condensed Consolidating Balance Sheet
December 31, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt & short term borrowing	$—	$—	$3.4	$—	$3.4
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations	—	0.2	97.6	—	97.8
Accounts payable	11.9	67.0	398.1	—	477.0
Accrued liabilities	32.8	42.5	268.9	—	344.2
Contingent consideration related to acquisitions	—	23.1	—	—	23.1
Deferred revenue for solar energy systems	—	40.7	72.4	—	113.1
Customer and other deposits	10.9	0.4	65.9	—	77.2
Intercompany (receivable) payable and short-term notes	(651.0)	764.3	(113.3)	—	—
Total current liabilities	(595.4)	938.2	793.0	—	1,135.8
Long-term debt, less current portion	746.1	—	12.6	—	758.7
Long-term solar energy system financing and capital lease obligations, less current portion	—	9.8	1,498.6	—	1,508.4
Customer and other deposits	87.8	—	96.7	—	184.5
Deferred revenue for solar energy systems	—	45.8	100.2	—	146.0
Non-solar energy system deferred revenue	—	—	29.2	—	29.2
Long-term intercompany notes (receivable) payable	(45.4)	(96.2)	141.6	—	—
Other liabilities	(5.9)	112.0	155.5	—	261.6
Total liabilities	187.2	1,009.6	2,827.4	—	4,024.2
Redeemable noncontrolling interests	—	—	11.3	—	11.3
Total MEMC stockholders’ equity	575.3	223.7	916.8	(1,140.5)	575.3
Noncontrolling interests	—	—	90.8	—	90.8
Total stockholders’ equity	575.3	223.7	1,007.6	(1,140.5)	666.1
Total liabilities and stockholders’ equity	$762.5	$1,233.3	$3,846.3	$(1,140.5)	$4,701.6

Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2013
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$25.4	$76.1	$(224.8)	$4.7	$(118.6)
Cash flows from investing activities:
Capital expenditures	(3.0)	(2.3)	(25.5)	—	(30.8)
Construction of solar energy systems	—	—	(43.3)	(4.1)	(47.4)
Purchases of cost and equity method investments	—	(1.5)	(17.0)	—	(18.5)
Net proceeds from equity method investments	11.7	—	—	—	11.7
Change in restricted cash	—	(0.5)	9.3	—	8.8
Equity infusions or investments in subsidiaries	(67.0)	—	67.0	—	—
Other	—	—	0.6	(0.6)	—
Net cash used in investing activities	(58.3)	(4.3)	(8.9)	(4.7)	(76.2)
Cash flows from financing activities:
Cash paid for contingent consideration for acquisitions	—	(0.8)	—	—	(0.8)
Proceeds from solar energy system financing and capital lease obligations	—	—	98.5	—	98.5
Repayments of solar energy system financing and capital lease obligations	—	(0.1)	(12.3)	—	(12.4)
Net repayments of customer deposits related to long-term supply agreements	—	—	(26.2)	—	(26.2)
Common stock issued and repurchased	(0.2)	—	—	—	(0.2)
Proceeds from noncontrolling interests	—	—	0.1	—	0.1
Collection (repayment) of intercompany debt	7.4	(7.4)	—	—	—
Debt financing fees	—	—	(8.1)	—	(8.1)
Net cash provided by (used in) financing activities	7.2	(8.3)	52.0	—	50.9
Effect of exchange rate changes on cash and cash equivalents	—	—	(7.1)	—	(7.1)
Net (decrease) increase in cash and cash equivalents	(25.7)	63.5	(188.8)	—	(151.0)
Cash and cash equivalents at beginning of period	65.1	60.0	447.5	—	572.6
Cash and cash equivalents at end of period	$39.4	$123.5	$258.7	$—	$421.6

Unaudited Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2012
(In millions)

	MEMC, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash used in operating activities	$(146.0)	$(15.0)	$(283.2)	$57.5	$(386.7)
Cash flows from investing activities:
Capital expenditures	(5.6)	(7.7)	(26.7)	—	(40.0)
Construction of solar energy systems	—	—	(37.6)	(61.4)	(99.0)
Net proceeds from equity method investments	9.3	—	—	—	9.3
Change in restricted cash	—	—	34.4	—	34.4
Equity infusions or investments in subsidiaries	—	(6.9)	6.9	—	—
Other	1.1	—	(5.2)	3.9	(0.2)
Net cash provided by (used in) investing activities	4.8	(14.6)	(28.2)	(57.5)	(95.5)

Cash flows from financing activities:
Cash paid for contingent consideration for acquisitions	—	(3.8)	—	—	(3.8)
Proceeds from solar energy system financing and capital lease obligations	—	—	351.5	—	351.5
Repayments of solar energy system financing and capital lease obligations	—	(0.1)	(72.7)	—	(72.8)
(Repayment) collection of intercompany debt	(22.4)	4.2	18.2		—
Common stock issued and repurchased	(0.1)	—	—	—	(0.1)
Proceeds from noncontrolling interests	—	—	6.0	—	6.0
Debt financing fees	—	—	(5.3)	—	(5.3)
Net cash (used in) provided by financing activities	(22.5)	0.3	297.7	—	275.5
Effect of exchange rate changes on cash and cash equivalents	—	—	1.5	—	1.5
Net decrease in cash and cash equivalents	(163.7)	(29.3)	(12.2)	—	(205.2)
Cash and cash equivalents at beginning of period	228.9	58.3	298.6	—	585.8
Cash and cash equivalents at end of period	$65.2	$29.0	$286.4	$—	$380.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of MEMC Electronic Materials, Inc. included herein.
OVERVIEW
MEMC is a global leader in the development, manufacture and sale of silicon wafers and a major developer and seller of photovoltaic energy solutions. Through the Solar Energy segment, MEMC is one of the world’s leading developers of solar energy projects and, we believe, one of the most geographically diverse. MEMC’s technology leadership in silicon and downstream solar are enabling the company to expand its customer base and lower costs throughout the silicon supply chain.

During 2013, we are continuing the actions set forth in the 2011 Global Plan and will execute a strategic plan for the ongoing operation of our businesses designed to continue to improve our performance and address the challenges within our industries. Our business strategy is designed to address the most significant opportunities and challenges facing the company, including:

•
Managing cash flow and mitigating liquidity risks, evaluating the level of committed financing prior to commencement of solar project construction and managing the timing of expenditures for the construction of solar energy systems as compared to receipts from final sale or financing;

•	Focusing on semiconductor operating cash flows and further streamlining those operations; and

•	Optimizing solar project pipeline development and achieving future growth in solar systems sales globally and across all platforms.

Semiconductor Materials Segment
Net sales and gross margins in our Semiconductor Materials segment increased in the first quarter of 2013 as compared to the same period in 2012 primarily due to higher volume as market conditions improved; however, pricing pressures continue as a result of the competitive landscape, over capacity in the industry and the weakening Japanese Yen. Since the first quarter of 2012, we have been realizing the benefits of our improved productivity through the ramp up of our Ipoh, Malaysia plant and the 2011 Global Plan, which has contributed to the semiconductor margin improvement even with declining pricing. We also generated positive cashflows for the first quarter of 2013.
Solar Energy Segment
During the three months ended March 31, 2013, revenues were recognized for direct sales of solar energy systems on 18 projects totaling 42.8 megawatts ("MW"). We currently have 135.4 MW of solar projects under construction, predominately in North America, and continue to evaluate project development opportunities outside of North America. We have project pipeline of approximately 2.7 gigawatts ("GW") as of March 31, 2013, up slightly from the 2.6 GW of project pipeline as of December 31, 2012.

RESULTS OF OPERATIONS
Net sales by segment for the three month periods ended March 31, 2013 and March 31, 2012 were as follows:

	Three Months Ended March 31,
Net Sales	2013	2012
Dollars in millions
Semiconductor Materials	$229.8	$216.0
Solar Energy	213.8	303.2
Total Net Sales	$443.6	$519.2

Semiconductor Materials Segment Net Sales
The increase in Semiconductor Materials net sales in the first quarter of 2013 compared to the prior year was the result of volume increases of $33.6 million offset partially by price decreases of $17.7 million and a less favorable product mix of $2.1 million. Volume increased across all diameters as our market share continues to strengthen, especially as compared to the first quarter of 2012. Price decreases occurred primarily with 300mm and 150mm wafers, while prices for 200mm wafers remained relatively flat. Pricing was negatively impacted by a competitive market environment, over capacity and weakening of the Japanese Yen. Our semiconductor wafer average selling price in the three months ended March 31, 2013 was approximately 8.0% lower than the average semiconductor wafer selling price for the same period in 2012.
Solar Energy Segment Net Sales
Revenue from solar energy system sales decreased $89.4 million over the prior year first quarter from $303.2 million to $213.8 million in the three months ended March 31, 2013. The decrease is primarily due to the decline and change in mix of solar energy system sales. During the first quarter of 2013, solar energy system sales totaled 42.8 MW compared to 47.3 MW during the first quarter of 2012. In the prior year first quarter, almost all of the solar energy project revenue was related to fully developed solar energy systems, whereas in the first quarter of 2013, 18.5 MW of the 42.8 MW were related to engineering, procurement and construction ("EPC") solar energy system revenue. The decline in fully developed solar energy system sales volume was due to the decrease in development spend in the prior year to optimize liquidity. EPC solar system project sales per watt are generally lower than fully developed solar system project sales per watt because we are not directly involved in every phase of the solar energy system design, financing and development. This change in mix resulted in an average selling price ("ASP") decline from the first quarter of 2012 to first quarter of 2013 by approximately $1.44 per watt. The change in mix is a direct result of our decision to slow solar project development spending during the first half of 2012.

Net sales for the three month period ended March 31, 2013 also include $25.0 million related to revenue recognized as part of the amendment of the long-term solar wafer supply contract with Tainergy (see Note 13). There were no similar transactions for the three month period ended March 31, 2012.

Solar Energy segment net sales do not include financing sale-leasebacks with executed contract sales values of $17.2 million and $19.2 million in the first quarters of 2013 and 2012, respectively, because these transactions resulted in the retention of assets on our balance sheet along with the related non-recourse debt. See "Revenue Recognition" contained in Note 2, "Summary of Significant Accounting Policies," within our 2012 Annual Report on Form 10-K.

	Three Months Ended March 31,
Gross Profit	2013	2012
Dollars in millions
Cost of Goods Sold	$393.9	$469.1
Gross Profit	49.7	50.1
Gross Margin Percentage	11.2%	9.6%

The Semiconductor Materials segment gross profit increase in the first quarter 2013 compared to the first quarter of 2012 is primarily due to higher volume, better efficiencies and continued focus on cost reduction which offset lower selling prices. The cost reductions have resulted from the ramp up of our Ipoh, Malaysia plant and the 2011 Global Plan restructuring efforts.

In comparison to the first quarter of 2012, the Solar Energy segment gross profit in the first quarter of 2013 was negatively impacted by lower sales of fully developed solar energy systems. Offsetting the declines in the Solar Energy segment's margins in 2013 were the $25.0 million of revenue recognized on the Tainergy contract amendment, as well as $8.3 million of revenue recognized from profit deferrals for power guarantees that expired during the quarter.

For the three months ended March 31, 2013 and March 31, 2012, we received cash in excess of our system construction costs of $2.6 million and $1.6 million, respectively, for our executed sale-leasebacks in which margin will be recognized in accordance with GAAP at the end of the leases.

	Three Months Ended March 31,
Marketing and Administration	2013	2012
Dollars in millions
Marketing and Administration	$70.3	$83.2
As a Percentage of Net Sales	15.8%	16.0%

The decrease in marketing and administration expenses for the three month period ended March 31, 2013 relative to the three month period ended March 31, 2012 is primarily due to the decline in spend on staffing, infrastructure, operations and certain other costs as part of our cost reduction efforts undertaken in conjunction with the 2011 Global Plan.

	Three Months Ended March 31,
Research and Development	2013	2012
Dollars in millions
Research and Development	$17.4	$20.1
As a Percentage of Net Sales	3.9%	3.9%

R&D expenses consist mainly of product and process development efforts to increase our capabilities in each of our business units. Overall spend on R&D for 2013 has decreased from 2012 amounts, primarily related to solar wafering.

	Three Months Ended March 31,
Restructuring (Reversals) Charges	2013	2012
Dollars in millions
Restructuring and Impairment	$(4.5)	$1.0
As a Percentage of Net Sales	(1.0)%	0.2%
The $4.5 million of income recognized in the first quarter of 2013 is primarily a result of a reversal of amounts previously estimated at the Merano, Italy facility due to settlements of prior estimated reserves. The restructuring and impairment charges related to the first quarter of 2012 include severance and other restructuring charges of $3.0 million, offset by a $2.0 million favorable adjustment as a result of a contract amendment.

	Three Months Ended March 31,
Operating Income (loss)	2013	2012
Dollars in millions
Semiconductor Materials	$1.4	$(12.5)
Solar Energy	(10.8)	(17.1)
Corporate and Other	(24.1)	(24.6)
Total Operating Loss	$(33.5)	$(54.2)

During the three month period ended March 31, 2013, we had an operating loss of $33.5 million as compared to a loss of $54.2 million in the comparable period in 2012. The decrease was the net result of the changes in gross profit dollars and operating costs discussed above, including the revenue related to the settlement with Tainergy, and as further described below.
Semiconductor Materials Segment
The increase in our Semiconductor Materials operating income to $1.4 million in the three months ended March 31, 2013 from an operating loss of $12.5 million in the three months ended March 31, 2012 was primarily the result of higher volumes in a strengthening market, better efficiencies and continued cost reduction focus which were partially offset by lower selling prices. The cost benefit reductions we are realizing from the ramp up of our up Ipoh, Malaysia plant and the 2011 Global Plan have contributed to the improved profitability.

Solar Energy Segment
The decrease in the Solar Energy segment operating loss is primarily attributable to the $25.0 million of revenue related to the Tainergy contract amendment, as well as $8.3 million of revenue recognized from profit deferrals for power guarantees that expired during the quarter. These amounts were offset by lower solar energy system sales when compared to the three months ended March 31, 2012 and lower average selling price per watt, as discussed above.

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

	Three Months Ended March 31,
Non-operating Expense (Income)	2013	2012
Dollars in millions
Interest Expense	$47.5	$27.7
Interest Income	(0.5)	(0.8)
Other, Net	1.1	0.2
Total Non-operating Expense	$48.1	$27.1

During each of the three months ended March 31, 2013 and March 31, 2012, we incurred interest expense of $10.7 million related to our 2019 Notes issued on March 10, 2011. Further, we incurred interest expense of $5.4 million during the three months ended March 31, 2013 related to the Term Loan entered into on September 28, 2012, which did not exist in the first quarter of 2012. See Liquidity and Capital Resources, below.

For the three month period ended March 31, 2013, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration and letter of credit and commitment fees of $19.1 million related to our solar energy business, net of capitalized interest of $2.3 million. For the three month period ended March 31, 2012, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration, and letter of credit and commitment fees of $15.3 million related to solar energy systems, net of capitalized interest of $5.5 million. This increase to interest expense relates primarily to increased debt and leases for new solar energy systems.

In addition, in the first quarter of 2013, we recorded $8.8 million to interest expense for fair value adjustments pertaining to an economic interest swap hedge related to several consolidated solar energy system projects for which we own 8.2% (see Note 6). The additional expense was offset on the consolidated condensed statement of operations by approximately $8.1 million of income from non-controlling interests which represents the 91.8% we do not own. This economic interest rate swap hedge did not exist in the first quarter of 2012.

	Three Months Ended March 31,
Income Taxes	2013	2012
Dollars in millions
Income Tax Expense	$19.5	$17.0
Income Tax Rate as a % of Loss before Income Taxes	(23.9)%	(20.9)%

The income tax expense in 2013 is primarily attributable to the worldwide operational earnings mix at various rates and a net increase to the accrual for uncertain tax positions of $8.3 million. The income tax expense in 2012 is primarily attributable to the recognition of a valuation allowance on deferred tax assets in the prior year and taxable income in lower rate jurisdictions.

	Three Months Ended March 31,
Net Loss Attributable to Noncontrolling Interests	2013	2012
Dollars in millions
Net Loss Attributable to Noncontrolling Interests	$12.0	$0.9

For the three month period ended March 31, 2013, the increase in net loss attributable to noncontrolling interests is mainly due to the $8.1 million fair value adjustment pertaining to an economic interest rate swap instrument for several consolidated solar energy system projects for which we own 8.2%. See discussion above.

FINANCIAL CONDITION
Cash and cash equivalents decreased $151.0 million from $572.6 million at December 31, 2012 to $421.6 million at March 31, 2013. See additional discussion in Liquidity and Capital Resources below.
Our short-term restricted cash totaled $54.6 million at March 31, 2013 compared to $72.4 million at December 31, 2012. The decrease of $17.8 million was primarily due to the release of collateral on fixed deposit guarantees relating to standby letters of credit as well as the release of restrictions due to the deconsolidation of certain entities during the three months ended March 31, 2013.

Net accounts receivable of $220.4 million at December 31, 2012 increased $58.1 million to $278.5 million at March 31, 2013. The increase was primarily attributable to the timing of collections from customers.
Our inventories decreased $20.2 million to $227.6 million at March 31, 2013 from $247.8 million at December 31, 2012. Inventories primarily decreased as a result of lower polysilicon inventory on hand and a decrease in the procurement of modules due to the lower use of modules in the construction of solar energy systems during the first three months of 2013.
Solar energy systems held for sale and development of $133.8 million at December 31, 2012 increased $87.2 million to $221.0 million as of March 31, 2013. The increase primarily relates to the increase in development activity in the U.S. and China during the three month period ended March 31, 2013. No solar energy systems were held for sale at March 31, 2013 and December 31, 2012.
Prepaid and other current assets decreased $21.9 million from $212.2 million at December 31, 2012 to $190.3 million at March 31, 2013 primarily due to a reclassification of deferred taxes from current to long-term.
Short term solar energy system financing of $97.8 million at December 31, 2012 increased $30.4 million to $128.2 million at March 31, 2013 due to increase in development activity in the U.S. and China.
Accounts payable decreased $74.4 million to $402.6 million at March 31, 2013 from $477.0 million as of December 31, 2012. The decrease relates primarily to the timing of payments to vendors and decrease in inventory.
Short-term and long-term solar energy system deferred revenues of $259.1 million at December 31, 2012 increased $33.7 million to $292.8 million at March 31, 2013. The increase relates to deferred profits from direct sales of solar energy systems in 2013, in which certain guarantees exist.
Short-term and long-term customer deposits of $261.7 million at December 31, 2012 decreased $49.9 million to $211.8 million at March 31, 2013. The decrease primarily originated in our Singapore operations and was due to milestone billings and the $25.0 million deposit release pertaining to the current quarter contract amendment with Tainergy.

LIQUIDITY AND CAPITAL RESOURCES

We had net loss attributable to MEMC stockholders of $89.4 million for the three month period ended March 31, 2013. We used $118.6 million of cash for operations which included outflows related to the cost to construct solar energy systems held for development and payments of accounts payable coupled with an increase in accounts receivable.

Challenging solar industry conditions have negatively impacted our results of operations and cash flows and may continue to do so in the future. Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the financial and other covenants contained in our existing credit facilities and other financing arrangements.

Liquidity

Cash and cash equivalents at March 31, 2013 totaled $421.6 million, compared to $572.6 million at December 31, 2012. Of the cash and cash equivalents at March 31, 2013, approximately $246.1 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would have minimal impacts on future cash flows.

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

In addition to our need to maintain sufficient liquidity, cash flow from our operations and borrowing capacity under our credit facilities, we will need to raise additional funds in the future in order to meet the operating and capital needs of our solar energy systems development business. These funds are expected to be in the form of non-recourse project finance capital or outright sale of solar energy systems to investors. However, there can be no assurances that such project financing or equity will be available to us, or available to us on terms and conditions we find acceptable. We may not be able to sell solar projects or secure adequate debt financing or equity funding for such projects on favorable terms, or at all, at the time when we need such funding. If these or other sources of funding are not available, this will have a significant negative impact on our ability to execute our business plan and on our overall operations, operational results and cash flows.
The rate of growth of the Solar Energy segment is limited by capital access. During the construction phase of solar energy systems, MEMC provides short-term working capital support to a project company or may obtain third party non-recourse development and construction financing to fund engineering, procurement and installation costs. Once complete, MEMC either directly sells the project to a third party or obtains more permanent capital on behalf of the project company through sale-leaseback, or to a lesser extent, debt or other financing structures that will typically be secured by the energy producing assets and projected cash flows from energy sales.
We expect cash on hand, 2013 operating cash flows, project finance debt, the Credit Facility, Term Loan and project finance construction revolver to provide sufficient capital to support the construction phase of our currently planned projects for 2013 and otherwise meet our capital needs for the remainder of 2013. However, we will continue to need to raise additional long-term project financing, either in the form of project debt or equity, or both. MEMC expects ongoing efforts to secure more project capital, including sources of non-recourse project capital, to generate sufficient resources to support growth. We anticipate incremental capital needs for the remainder of 2013 associated with project finance markets to range from $700.0 million to $900.0 million depending on the amount of megawatts ultimately installed and interconnected in 2013. There can be no assurances that such financing will be available to us or at terms that we find acceptable. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted, we may not be able to maintain compliance with our existing debt covenants and our business will suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain and could impact our earnings and our liquidity.
We have discretion in how we use our cash to fund capital expenditures, to develop solar energy systems and for other costs of our business. We evaluate capital projects and the development of solar energy systems based on their expected strategic impacts and our expected return on investment. We may use this discretion to decrease our capital expenditures and development of solar energy systems, which may impact our operating results and cash flows for future years. For example, we may defer construction of solar energy systems and look for opportunities to partner with outside investors to finance the development of projects. If we delay the construction of solar energy systems or are unable to sell solar energy systems held for development and sale, our operating results and cash flows will be adversely impacted.
Among our principal sources of cash during the three month period ended March 31, 2013 was $98.5 million from the sale-leaseback of solar energy systems. Uses of cash during the same period were as follows:

•	$118.6 million for operations;

•	$30.8 million in capital expenditures, primarily in our Semiconductor Materials segment;

•	$47.4 million invested in construction of Solar energy systems that will remain on our balance sheet; and

•	$26.2 million repaid to customers for deposits on long-term supply agreements.
During the three month periods ended March 31, 2013 and March 31, 2012, $118.6 million and $386.7 million, respectively, of cash was used for operating activities. The cash use during the three month period ended March 31, 2013 was primarily a result of the net loss incurred and the decrease of accounts payable from payments made in 2013 related to December 31, 2012 accounts payable, and the increase in accounts receivable from December 31, 2012 to March 31, 2013 due to the timing of collections.
Cash used in investing activities decreased to $76.2 million in the three month period ended March 31, 2013 compared to $95.5 million used in the three month period ended March 31, 2012, due to decreased spending on solar and non-solar energy system property, plant and equipment, partially offset by the net payment to our joint venture with Samsung Fine Chemicals Co. Ltd.
For the three month period ended March 31, 2013, cash provided by financing activities was $50.9 million, compared to $275.5 million of cash provided by financing activities in the three month period ended March 31, 2012. The decrease was mainly due to $278.7 million in net proceeds from solar energy systems financing received during the first quarter of 2012 as compared to $86.1 million net proceeds from solar energy systems financing received during the three month period ended March 31, 2013. A majority of the change in cash provided by financing activities was due to the prior year financing of non-recourse term loans totaling $166.5 million for the Bulgaria solar energy system project. There were no financings of similar nature in the current period.

Borrowings

Senior Notes
On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019 (the "2019 Notes"). We incurred $13.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of operations over the eight year term. The 2019 Notes were sold at a price equal to 100.0% of the principal amount thereof. The 2019 Notes are guaranteed by certain of MEMC's domestic subsidiaries (the "guarantors"). The 2019 Notes are senior unsecured obligations and are subordinated to all of our and the guarantors' existing and future secured debt.

The indenture governing the 2019 Notes contains covenants that limit our and certain subsidiaries' ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make certain restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to declare dividends, (v) to make other payments affecting restricted subsidiaries, (vi) to engage in certain transactions with affiliates, and (vii) to merge, consolidate or sell substantially all of our assets. These covenants are subject to a number of qualifications and limitations, and in certain situations, a cross default provision. As of March 31, 2013, we were in compliance with all covenants in the indenture governing the 2019 Notes. In addition, the indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the 2019 Notes when due, failure to comply with covenants under the indenture, failure to pay other indebtedness or acceleration of maturity of other indebtedness, failure to satisfy or discharge final judgments and occurrence of bankruptcy events.

Revolving Credit Facility
Our corporate revolving credit facility with Bank of America, N.A. is an aggregate principal amount of $400.0 million (the "Credit Facility").

The Credit Facility has a term of three years and expires in March 2014. Our obligations under the facility are guaranteed by certain domestic subsidiaries of MEMC. Our obligations and the guaranty obligations of the subsidiaries are secured by liens on and security interests in substantially all present and future assets of MEMC and the subsidiary guarantors, including a pledge of the capital stock of certain domestic and foreign subsidiaries of MEMC.

We have amended the Credit Facility from time to time to adjust various covenants to accommodate changes in our business results. Currently, our consolidated leverage ratio covenant under the Credit Facility is 2.5 to 1.0, and our minimum liquidity covenant under this facility requires a minimum liquidity amount based on our trailing twelve month consolidated earnings before interest, taxes, depreciation, and amortization (EBITDA). Our minimum liquidity covenant amount under the Credit Facility is $500 million in the event our trailing twelve month consolidated EBITDA is less than $400 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400 million and less than $600 million, our minimum liquidity amount will be $400 million. In the event it is greater than or equal to $600 million and less than $850 million, our minimum liquidity will be $300 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850 million, then no minimum liquidity amount is required.

The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio and a variable minimum liquidity amount.  The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $35 million, excluding our non-recourse indebtedness. Our liquidity position was in excess of the minimum liquidity amount by $261.1 million and our consolidated leverage ratio was 1.6 at March 31, 2013. As of March 31, 2013, we were in compliance with all covenants of the Credit Facility.

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

As of March 31, 2013 and December 31, 2012, we had no borrowings outstanding under this facility, although we had approximately $160.5 million and $121.8 million, respectively, of outstanding third party letters of credit backed by this facility at such date, which reduces the available capacity. Therefore, funds available under this facility were $239.5 million and $278.2 million as of March 31, 2013 and December 31, 2012, respectively.

Second Lien Term Loan Credit Agreement
On September 28, 2012, we entered into a Second Lien Credit Agreement ("Term Loan") with Goldman Sachs Bank USA and Deutsche Bank Securities Inc. providing for a term loan maturing on October 2, 2017 in an aggregate principal amount of $200.0 million, with a 2.0% discount to par for proceeds of $196.0 million. Additionally, we incurred $10.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of operations over the five-year term. Interest under the Term Loan will accrue, depending on the type of borrowing, at the base rate or the eurocurrency rate, with a floor of 1.50%, plus an applicable rate equal to 9.25% for the eurocurrency rate and 8.25% for the base rate. Interest is due and payable in arrears at the end of each interest period, no less than quarterly, and on the maturity date. As of March 31, 2013, the current interest rate on the Term Loan is 10.75%. On January 15, 2013, we entered into an interest rate cap with a notional amount of $200.0 million, a cap rate of 1.50%, an effective date of March 28, 2013 and a maturity date of September 30, 2015. The interest rate cap will hedge the 3-month LIBOR variable rate maintained within the Term Loan, described in Note 6.

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

Similar to the revolving Credit Facility with Bank of America, N.A. (discussed above), the Term Loan contains affirmative and negative covenants. These include but are not limited to limiting the company's and certain of our subsidiaries' ability, subject to certain exceptions and qualifications, (i) to create, incur, assume or suffer any liens on assets or revenues, (ii) to make other restricted payments and investments, (iii) to incur indebtedness, (iv) to enter into certain transactions with affiliates, (v) to merge, consolidate or sell/dispose of assets, (vi) to enter into burdensome agreements, (vii) to engage in any material line of business different from current lines, or (viii) to prepay indebtedness or amend indebtedness that adversely affects the Term Loan lenders. These covenants are subject to a number of qualifications and limitations.

Additionally, the Term Loan has financial covenants requiring a consolidated leverage ratio of 3.0 to 1.0 and minimum liquidity levels depending on our trailing twelve-month EBITDA and also includes a cross default cause. Our minimum liquidity covenant amount will be $400 million in the event our trailing twelve month consolidated EBITDA is less than $400 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400 million and less than $600 million, our minimum liquidity amount will be $300 million. In the event it is greater than or equal to $600 million and less than $850 million, our minimum liquidity will be $200 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850 million, then no minimum liquidity amount is required. As of March 31, 2013, we were in compliance with all covenants of the Term Loan.

Short-term Debt
We have a borrowing capacity of $150.0 million under the current terms of the SunEdison non-recourse project construction revolver. This revolver contains certain covenants that provides if our Corporate Family or Corporate Credit Rating for Moody's Investors Service ("Moody's") falls below "B1" or our Standard and Poor ("S&P") rating falls below "B+", we will be required to post, at our election, a letter of credit or surety bond equal to 15.0% of the total outstanding balance in order to be able to continue to make additional borrowings under this facility. As of March 31, 2013, our ratings were "B3" and "BB" for Moody's and S&P respectively. Because our Corporate Family Rating for Moody's was below "B1", a letter of credit equal to 15.0% of the $9.7 million outstanding balances was posted as of March 31, 2013.

Interest on borrowings under the agreement will be based, on our election, at LIBOR plus an applicable margin (currently 3.50%) or at a defined prime rate plus an applicable margin (currently 2.50%). The construction financing revolver also requires SunEdison to pay various fees, including a commitment fee (currently 1.10%). The construction financing revolver will be used to support the construction costs of utility and rooftop solar energy systems throughout the U.S. and Canada. The construction loans are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and are secured by a pledge of the collateral, including the project contracts and equipment. This revolver also maintains a customary material adverse effects clause whereby a breach may disallow a future draw but not acceleration of payment. This revolver also includes a cross default clause whose remedy, among other rights, includes the right to restrict future loans as well as the right to accelerate principal and interest payments. Because this is non-recourse financing, covenants relate specifically to the collateral amounts and transfer of right restrictions.

As of March 31, 2013 and December 31, 2012, there was $9.7 million and $7.4 million, respectively, outstanding on this construction revolver.

In the event additional construction debt is needed, we have the ability to draw upon the available capacity of our Credit Facility (discussed above). In the event we do not have adequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.
At March 31, 2013, we had $421.6 million of cash and cash equivalents, $2,427.2 million of debt outstanding, of which the majority is long-term, and availability to borrow up to an additional $239.5 million million under our Credit Facility, subject to certain provisions and compliance with covenant requirements. Of this total debt outstanding, $1,621.2 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. The breach of any of the Credit Facility provisions or covenants could result in a default under the Credit Facility and could trigger acceleration of repayment, and a cross default on our 2019 Notes and Term Loan, which could have a significant adverse effect on our liquidity and our business. As of March 31, 2013, we were in compliance with all covenants. While we expect to comply with the provisions and covenants of the Credit Facility, the Indenture governing the 2019 Notes and the Term Loan through 2013, deterioration in the worldwide economy and our operational results could cause us to not be in compliance. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse effect on our liquidity and our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no significant changes to our critical accounting policies and estimates since December 31, 2012.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements set forth in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our expectation that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets; the appropriateness of our tax positions and the timing of our tax audits; the timing of our various manufacturing ramps or the cessation or continuation of production at certain facilities; the anticipated growth of our business in 2013 and beyond; the effects of economic factors on our market capitalization; our expectation that we will have the financial resources and liquidity needed to meet our business requirements throughout 2013; future amendments or termination of our agreements with our long-term solar wafer customers and payments associated with such contracts; our estimates of penalties associated with termination of or purchase shortfalls under certain of our long-term supply contracts with our vendors; the nature and extent of tax rebate programs or feed-in-tariffs in the future; our expectations regarding indemnification payments related to tax credits; our expectations regarding repatriation tax effects; our expectations related to the undistributed earnings of our foreign subsidiaries; the ultimate impact our legal proceedings may have on us; the charges we expect to incur, the expected costs, the timing of completion, the savings we expect to realize, the number of employees who will be affected and our execution of our announced restructurings; our expectations regarding our annual pre-tax operating benefits upon the completion of our restructuring activities; our expectations regarding recognition of annual amortization expenses; our expectations regarding our investments in research and development; our expectations regarding our future cash flow generation; our expectations regarding solar wafer sales to external parties and sales of our solar energy systems; the amount of our contributions to our pension plans in 2013 and our estimates regarding actuarial loss (gain) and future benefits payable under our pension plans; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems and the current and subsequent accounting treatment of such transactions; our expectations regarding the timing and amount of our investments in our joint ventures; our expectations regarding our cash commitments and proceeds received under the SMP JV Supply and License Agreement; the timing of completion of the construction, installation and testing of the equipment and the milestone payments related to the SMP JV; the requirements of and our compliance with the terms governing our indebtedness, including the indenture governing the 2019 Notes and the impact of related cross default provisions; the sources of funding and our ability to access funding for our SunEdison business and our anticipated capital needs for 2013; our expectation regarding SunEdison's purchase of RECs; our ability to compete effectively in the markets we serve; and our statements regarding our working capital and other capital requirements for the next 12 months.
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
Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. You should not place undue reliance on such statements, which speak only as of the date that they were made. Factors that could cause actual results to differ materially are set forth under “Item 1A. Risk Factors," in our Form 10-K for the year ended December 31, 2012.
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
There has been no material change to MEMC's market risks since December 31, 2012. Please refer to “Market Risk” included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. Also see Note 6 to our unaudited condensed consolidated financial statements included herein.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of March 31, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in MEMC's internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, MEMC's internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 14 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by this reference.
Item 1A. Risk Factors.

In addition to the information set forth elsewhere in this Form 10-Q, you should carefully consider the factors under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2012. These risks could materially and adversely affect our business, financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Since 2007, our Board of Directors has had in place a share repurchase program. There were no repurchases during the first quarter of 2013.

On February 13, 2013, the Company entered into a joint written instruction letter with the Representatives of the SunEdison unitholders further to the Indemnity Escrow Agreement of November 20, 2009 ("Escrow Agreement") relating to MEMC's 2009 acquisition of SunEdison. In order to rebalance the escrow account to permit non-accredited investors to receive cash at the end of the indemnity period as contemplated by both the Escrow Agreement and the underlying 2009 merger agreement, MEMC accepted the return of 21,345 shares of MEMC common stock from the escrow account and deposited replacement cash into the escrow of $111,719 (representing a per share value of $5.234, then market price for the Company's common stock). The cash and remaining common stock were then distributed in accordance with the Escrow Agreement.

Dividend Restrictions
In connection with our March 10, 2011 issuance of the 2019 Notes, we entered into an indenture which restricts us and certain of our subsidiaries from making “restricted payments,” as defined in the indenture. Our Credit Facility and Term Loan also contain similar restrictions on restricted payments. These restricted payments include the declaration or payment of any dividend or any distribution on account of our or our subsidiaries' equity interests and may not be made unless criteria, as set forth in the agreements, have been met. The indenture, Credit Facility and Term Loan also restrict the usage of our working capital in certain situations.

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

3(ii)	Restated By-laws of MEMC (incorporated by reference to Exhibit 3.1 of MEMC’s Form 8-K filed on February 25, 2010)

10.94*	Amendment Number 1 to Solar Wafer Supply Agreement, dated March 29, 2013, by and between MEMC Singapore Pte. Ltd. and Tainergy Tech Co., Ltd.

10.95†	2012 MEMC Downstream Solar Bonus Plan

31.1	Certification by the Chief Executive Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of MEMC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Confidential treatment of certain portions of these documents has been requested or granted.
†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MEMC Electronic Materials, Inc.
/s/ Brian Wuebbels
May 9, 2013	Name:	Brian Wuebbels
	Title:	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description

10.94*	Amendment Number 1 to Solar Wafer Supply Agreement, dated March 29, 2013, by and between MEMC Singapore Pte. Ltd. and Tainergy Tech Co., Ltd.

10.95†	2012 MEMC Downstream Solar Bonus Plan

31.1	Certification by the Chief Executive Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of MEMC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

_________________________

*	Confidential treatment of certain portions of these documents has been requested or granted.

†	These exhibits constitute management contracts, compensatory plans and arrangements.