Form 10-Q
period 2013-06-30
SUNEDISON, INC.
filed 2013-08-07
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-13828
 ______________________________________________________________
SunEdison, Inc.
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
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s common stock outstanding at August 5, 2013 was 231,959,911.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended June 30,			Six Months Ended June 30,
	2013		2012	2013	2012
Net sales	$401.3		$808.4	$844.9	$1,327.6
Cost of goods sold	352.1		718.0	746.0	1,187.1
Gross profit	49.2		90.4	98.9	140.5
Operating expenses:
Marketing and administration	78.8		86.2	149.1	169.4
Research and development	18.1		18.3	35.5	38.4
Restructuring (reversals) charges	(1.1)		1.2	(5.6)	2.2
Operating loss	(46.6)	—	(15.3)	(80.1)	(69.5)
Non-operating expense (income):
Interest expense	34.6		44.6	82.1	72.3
Interest income	(0.8)		(1.1)	(1.3)	(1.9)
Other, net	2.4		2.3	3.5	2.5
Total non-operating expense	36.2		45.8	84.3	72.9
Loss before income taxes and equity in loss of joint ventures	(82.8)		(61.1)	(164.4)	(142.4)
Income tax expense	13.6		14.2	33.1	31.2
Loss before equity in loss of joint ventures	(96.4)		(75.3)	(197.5)	(173.6)
Equity in loss of joint ventures, net of tax	—		(0.6)	(0.3)	(1.8)
Net loss	(96.4)		(75.9)	(197.8)	(175.4)
Net (income) loss attributable to noncontrolling interests	(6.5)		(1.3)	5.5	(0.4)
Net loss attributable to SunEdison stockholders	$(102.9)		$(77.2)	$(192.3)	$(175.8)
Basic loss per share (see Note 8)	$(0.45)		$(0.33)	$(0.85)	$(0.76)
Diluted loss per share (see Note 8)	$(0.45)		$(0.33)	$(0.85)	$(0.76)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
In millions
Net loss	$(96.4)	$(75.9)	$(197.8)	$(175.4)
Other comprehensive (loss) income, net of tax:
Net translation adjustment	(17.9)	(3.5)	(52.3)	(10.8)
Net unrealized gain on available-for-sale securities	0.7	1.4	0.1	1.3
Loss on hedging instruments	(16.1)	(0.6)	(15.5)	(0.1)
Actuarial loss and prior service cost	—	(11.7)	—	(9.1)
Other comprehensive loss, net of tax	(33.3)	(14.4)	(67.7)	(18.7)
Total comprehensive loss	(129.7)	(90.3)	(265.5)	(194.1)
Net (income) loss attributable to noncontrolling interests	(6.5)	(1.3)	5.5	(0.4)
Net translation adjustment attributable to noncontrolling interests	1.2	0.6	2.5	0.1
Comprehensive loss attributable to SunEdison stockholders	$(135.0)	$(91.0)	$(257.5)	$(194.4)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$438.0	$572.6
Restricted cash	44.1	72.4
Accounts receivable, less allowance for doubtful accounts of $5.1 and $4.4 in 2013 and 2012, respectively	230.3	220.4
Inventories	241.6	247.8
Solar energy systems held for development and sale	336.5	133.8
Prepaid and other current assets	202.7	212.2
Total current assets	1,493.2	1,459.2
Property, plant and equipment, net:
Non-solar energy systems, net of accumulated depreciation of $926.7 and $891.3 in 2013 and 2012, respectively	1,144.4	1,213.1
Solar energy systems, including consolidated variable interest entities of $49.8 and $53.1 in 2013 and 2012, respectively, net of accumulated depreciation of $94.8 and $72.8 in 2013 and 2012, respectively	1,453.5	1,459.9
Restricted cash	56.1	50.2
Other assets	538.3	519.2
Total assets	$4,685.5	$4,701.6

See accompanying notes to unaudited condensed consolidated financial statements.

	June 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt & short term borrowing	$7.8	$3.4
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations, including consolidated variable interest entities of $4.0 and $2.9 in 2013 and 2012, respectively	248.4	97.8
Accounts payable	467.3	477.0
Accrued liabilities	335.4	344.2
Contingent consideration related to acquisitions	25.9	23.1
Deferred revenue for solar energy systems	190.9	113.1
Customer and other deposits	23.2	77.2
Total current liabilities	1,298.9	1,135.8
Long-term debt, less current portion	755.9	758.7
Long-term solar energy system financing and capital lease obligations, less current portion, including consolidated variable interest entities of $80.6 and $69.2 in 2013 and 2012, respectively	1,603.9	1,508.4
Customer and other deposits	201.2	184.5
Deferred revenue for solar energy systems	106.2	146.0
Non-solar energy system deferred revenue	27.2	29.2
Other liabilities	265.5	261.6
Total liabilities	4,258.8	4,024.2

Redeemable noncontrolling interest	12.5	11.3
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding in 2013 and 2012	—	—
Common stock, $.01 par value, 300.0 shares authorized, 242.8 and 241.9 shares issued in 2013 and 2012, respectively	8.8	2.4
Additional paid-in capital	655.4	647.7
Retained earnings	228.6	425.3
Accumulated other comprehensive loss	(105.0)	(39.8)
Treasury stock, 10.8 and 10.6 shares in 2013 and 2012, respectively	(461.3)	(460.3)
Total SunEdison stockholders’ equity	326.5	575.3
Noncontrolling interests	87.7	90.8
Total stockholders’ equity	414.2	666.1
Total liabilities and stockholders’ equity	$4,685.5	$4,701.6

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(197.8)	$(175.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121.8	106.9
Stock-based compensation	13.9	14.1
Benefit for deferred taxes	(2.5)	(2.1)
Other	(25.3)	(2.5)
Changes in operating assets and liabilities:
Accounts receivable	(15.1)	(35.6)
Inventories	5.8	62.6
Solar energy systems held for development and sale	(131.0)	(133.1)
Accounts payable	(9.7)	(248.5)
Deferred revenue for solar energy systems	64.2	136.5
Customer and other deposits	(33.8)	(19.7)
Accrued liabilities	7.9	16.9
Other long term liabilities	5.7	44.3
Other	(9.1)	(50.8)
Net cash used in operating activities	(205.0)	(286.4)
Cash flows from investing activities:
Capital expenditures	(69.6)	(76.3)
Construction of solar energy systems	(122.5)	(157.7)
Purchases of cost and equity method investments	(45.6)	(26.3)
Net proceeds from equity method investments	62.1	7.2
Change in restricted cash	17.7	30.3
Other	(0.6)	(0.1)
Net cash used in investing activities	(158.5)	(222.9)
Cash flows from financing activities:
Cash paid for contingent consideration for acquistions	(0.8)	(3.8)
Proceeds from solar energy system financing and capital lease obligations	330.0	530.9
Repayments of solar energy system financing and capital lease obligations	(50.6)	(154.1)
Net repayments of customer deposits related to long-term supply agreements	(26.9)	(0.3)
Principal payments on long term debt	(1.4)	(1.8)
Common stock issued and repurchased	(0.6)	(0.1)
Proceeds from noncontrolling interests	11.5	16.8
Debt financing fees	(23.0)	(13.5)
Net cash provided by financing activities	238.2	374.1
Effect of exchange rate changes on cash and cash equivalents	(9.3)	(2.0)
Net decrease in cash and cash equivalents	(134.6)	(137.2)
Cash and cash equivalents at beginning of period	572.6	585.8
Cash and cash equivalents at end of period	$438.0	$448.6
Supplemental schedule of non-cash financing activities:
Debt transferred to and assumed by buyer upon sale of solar energy systems	$33.3	$346.2

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. (FKA MEMC ELECTRONIC MATERIALS, INC.) AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
At the annual stockholders' meeting on May 30, 2013, stockholders approved a change in the name of the company from MEMC Electronic Materials, Inc. to SunEdison, Inc. As a result of the name change, effective June 3, 2013, the company's stock symbol on the New York Stock Exchange changed from "WFR" to "SUNE" to reflect the new corporate name.

The accompanying unaudited condensed consolidated financial statements of SunEdison, Inc. and subsidiaries ("SunEdison"), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. SunEdison has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's requirements of Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, which contains SunEdison's audited financial statements for such year. Operating results for the six month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

During the three month period ended June 30, 2012, we recorded income tax expense for adjustments to deferred taxes which resulted in a net expense of $6.1 million. These adjustments were out of period because they related to our 2011 consolidated financial statements but were not considered material to our consolidated results of operations in 2011.

In connection with the preparation of our consolidated financial statements for the nine months ended September 30, 2012, management identified an error and revised the amounts previously presented for cost of goods sold due to a non-cash inventory adjustment which eliminated intercompany profit for the nine months ended September 30, 2012. We determined that the effects of these revisions were not material to previously issued financial statements for the three and six months ended June 30, 2012. In the current period, we have revised the condensed consolidated financial statements for the three and six months ended June 30, 2012 by increasing cost of goods sold by $16.0 million and $22.6 million, respectively.  This resulted in the net loss attributable to SunEdison stockholders increasing from $61.3 million to $77.2 million and $153.3 million to $175.8 million in the three and six months ended June 30, 2012, respectively.
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
During the second half of 2011, the semiconductor and solar industries experienced downturns, of which the downturn in solar was more severe. In order to better align our business to the then current and expected market conditions in the semiconductor and solar markets, as well as to improve the company's overall cost competitiveness and cash flows across both segments, we committed to a series of restructuring actions to reduce the company's global workforce, right size production capacity and accelerate operating cost reductions in 2012 and beyond (the "2011 Global Plan"). These restructuring actions included reducing the total workforce by approximately 20%, shuttering the company's Merano, Italy polysilicon facility, reducing production capacity at the company's Portland, Oregon crystal facility and slowing the ramp of the Kuching, Malaysia facility, as well as consolidating our solar wafering and solar energy systems operations into a single Solar Energy business unit effective January 1, 2012. The 2011 Global Plan was substantially completed in 2012, except for certain voluntary termination benefits which may be paid in 2013, and ongoing negotiations with certain vendors and suppliers, including those affecting our Merano, Italy facility, related to these restructuring activities. We are evaluating our options for our shuttered polysilicon facility in Merano, Italy. These options include disposal of the facility through sale or other means or reopening the facility, which could occur in the future.
During the three and six months ended June 30, 2013, $1.7 million and $6.6 million, respectively, of income pertaining to the 2011 Global Plan was recognized primarily as a result of a reversal of accruals related to the costs associated with the Merano, Italy facility due to settlements of certain obligations, offset by immaterial expenses related to various restructuring activities.
Details of expenses, cash payments and expected costs related to the 2011 Global Plan are set forth in the following table:

						As of June 30, 2013
In millions	Accrued, December 31, 2012	Year-to-Date Restructuring (Reversals)Charges	Cash Payments	Currency	Accrued, June 30, 2013	Cumulative Costs Incurred	Total Costs Expected to be Incurred
Severance and other employee benefits	$31.7	$—	$(0.6)	$(0.1)	$31.0	$63.2	$63.2
Contract termination	134.5	(0.6)	(39.4)	(0.4)	94.1	164.0	164.0
Other	38.3	(6.0)	(2.3)	(0.4)	29.6	43.7	43.7
Total	$204.5	$(6.6)	$(42.3)	$(0.9)	$154.7	$270.9	$270.9

(3)Inventories
Inventories consist of the following:

	As of	As of
In millions	June 30, 2013	December 31, 2012
Raw materials and supplies	$99.3	$89.1
Goods and work in process	79.7	109.1
Finished goods	62.6	49.6
Total inventories	$241.6	$247.8
Solar products expected to be sold externally are classified as finished goods and solar products expected to be consumed internally to support our downstream solar business are classified as goods and work in process.

(4)    Solar Energy Systems Held for Development and Sale
Solar energy systems held for development and sale consist of the following:

	As of	As of
In millions	June 30, 2013	December 31, 2012
Under development	$306.9	$133.8
Systems held for sale	29.6	—
Total solar energy systems held for development and sale	$336.5	$133.8

At June 30, 2013, there was one solar energy system held for sale and no solar energy system was held for sale as of December 31, 2012.

(5)	Debt and Capital Lease Obligations
Debt (including consolidated variable interest entities, "VIEs") and capital lease obligations outstanding consist of the following:

	As of June 30, 2013			As of December 31, 2012
	Total Principal	Current and Short-Term	Long-Term	Total Principal	Current and Short-Term	Long-Term
In millions
Non-solar energy system debt:
Senior notes	$550.0	$—	$550.0	$550.0	$—	$550.0
Second lien term loan	196.4	—	196.4	196.1	—	196.1
Long-term notes and other	17.3	7.8	9.5	16.0	3.4	12.6
Total non-solar energy system debt	$763.7	$7.8	$755.9	$762.1	$3.4	$758.7
Solar energy system debt, financings and capital leaseback obligations:
Short-term debt, weighted average interest rate of 8.02% and 6.47%, respectively	$28.2	$28.2	$—	$14.7	$14.7	$—
System construction and term debt	480.5	200.9	279.6	271.3	61.3	210.0
Capital leaseback obligations	88.2	4.7	83.5	93.3	7.5	85.8
Financing leaseback obligations	1,137.2	14.6	1,122.6	1,107.2	14.3	1,092.9
Other system financing transactions	118.2	—	118.2	119.7	—	119.7
Total solar energy system debt, financings and capital leaseback obligations	$1,852.3	$248.4	$1,603.9	$1,606.2	$97.8	$1,508.4
Total debt outstanding	$2,616.0	$256.2	$2,359.8	$2,368.3	$101.2	$2,267.1

Non-solar Energy System Debt

Senior Notes

On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019 (the "2019 Notes"). We incurred $13.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of operations over the eight year term. The 2019 Notes were sold at a price equal to 100.0% of the principal amount thereof. The 2019 Notes are guaranteed by certain of SunEdison's domestic subsidiaries (the "guarantors"). The 2019 Notes are senior unsecured obligations and are subordinated to all of our and the guarantors' existing and future secured debt.

The indenture governing the 2019 Notes contains covenants that limit our and certain subsidiaries' ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make certain restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to declare dividends, (v) to make other payments affecting restricted subsidiaries, (vi) to engage in certain transactions with affiliates, and (vii) to merge, consolidate or sell substantially all of our assets. These covenants are subject to a number of qualifications and limitations, and in certain situations, a cross default provision. As of June 30, 2013, we were in compliance with all covenants in the indenture governing the 2019 Notes. In addition, the indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the 2019 Notes when due, failure to comply with covenants under the indenture, failure to pay other indebtedness or acceleration of maturity of other indebtedness, failure to satisfy or discharge final judgments and occurrence of bankruptcy events.
Revolving Credit Facility
Our corporate revolving credit facility with Bank of America, N.A. is an aggregate principal amount of $400.0 million (the "Credit Facility"). The Credit Facility has a term of three years and expires in March 2014.

We have amended the Credit Facility from time to time to adjust various covenants to accommodate changes in our business results. Currently, our consolidated leverage ratio covenant under the Credit Facility is 2.5 to 1.0, and our minimum liquidity covenant under this facility requires a minimum liquidity amount based on our trailing twelve month consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). Our minimum liquidity covenant amount under the Credit Facility is $500 million in the event our trailing twelve month consolidated EBITDA is less than $400 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400 million and less than $600 million, our minimum liquidity amount will be $400 million. In the event it is greater than or equal to $600 million and less than $850 million, our minimum liquidity will be $300 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850 million, then no minimum liquidity amount is required.

The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio and a variable minimum liquidity amount.  The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $35 million, excluding our non-recourse indebtedness. Our liquidity position was in excess of the minimum liquidity amount by $228.0 million and our consolidated leverage ratio was 1.8 at June 30, 2013. As of June 30, 2013, we were in compliance with all covenants of the Credit Facility.
As of June 30, 2013 and December 31, 2012, we had no borrowings outstanding under this facility, although we had approximately $210.5 million and $121.8 million, respectively, of outstanding third party letters of credit backed by this facility at such dates, which reduces the available capacity. Therefore, funds available under this facility were $189.5 million and $278.2 million as of June 30, 2013 and December 31, 2012, respectively.
Long-term Notes
Long-term notes at June 30, 2013 totaling $12.4 million are owed to a bank by our Japanese subsidiary, are guaranteed by us, and are secured by the property, plant and equipment of our Japanese subsidiary. Such guarantees would require us to satisfy the loan obligations in the event that our Japanese subsidiary failed to pay such debt in accordance with its stated terms. These loans mature in years ranging from 2013 to 2017.

Second Lien Term Loan Credit Agreement
On September 28, 2012, we entered into a Second Lien Credit Agreement ("Term Loan") with Goldman Sachs Bank USA and Deutsche Bank Securities Inc. providing for a term loan maturing on October 2, 2017 in an aggregate principal amount of $200.0 million, with a 2.0% discount to par for proceeds of $196.0 million. Additionally, we incurred $10.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of operations over the five year term. As of June 30, 2013, the current interest rate on the Term Loan is 10.75%.

On January 15, 2013, we entered into an interest rate cap with a notional amount of $200.0 million, a cap rate of 1.50%, an effective date of March 28, 2013 and a maturity date of September 30, 2015. The interest rate cap hedges the 3-month LIBOR variable rate maintained within the Term Loan, described in Note 6.

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

Additionally, the Term Loan has financial covenants requiring a consolidated leverage ratio of 3.0 to 1.0, and minimum liquidity levels depending on our trailing twelve-month consolidated EBITDA and also includes a cross default clause. Our minimum liquidity covenant amount will be $400 million in the event our trailing twelve month consolidated EBITDA is less than $400 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400 million and less than $600 million, our minimum liquidity amount will be $300 million. In the event it is greater than or equal to $600 million and less than $850 million, our minimum liquidity will be $200 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850 million then no minimum liquidity amount is required.  As of June 30, 2013, we were in compliance with all covenants of the Term Loan.

Other Financing Commitments
We have short-term committed financing arrangements of approximately $31.7 million at June 30, 2013, of which there were no short-term borrowings outstanding as of June 30, 2013. Of this amount, $11.8 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

During the three month periods ended June 30, 2013 and 2012, we capitalized $3.3 million and $4.8 million of interest, respectively. During the six months ended June 30, 2013 and 2012, we capitalized $6.6 million and $11.4 million of interest, respectively.

Solar Energy System Debt, Financings and Capital Leaseback Obligations
Our solar energy systems for which we have short-term and long-term debt, capital leaseback and finance obligations are included in separate legal entities that we consolidate. Of this total debt outstanding, $1,809.8 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. This debt has recourse to those separate legal entities but no recourse to SunEdison under the terms of the applicable agreements. These finance obligations are collateralized by the related solar energy system assets. These obligations may also include limited guarantees by SunEdison of contractual obligations related to construction, operations, maintenance and certain indemnities.

Short–term Debt

We have a borrowing capacity of $150.0 million under the current terms of the SunEdison non-recourse project construction revolver. This revolver contains certain covenants that provide if our Corporate Family or Corporate Credit Rating for Moody's Investors Service ("Moody's") falls below "B1" or our Standard and Poor ("S&P") rating falls below "B+", we will be required to post, at our election, a letter of credit or surety bond equal to 15.0% of the total outstanding balance in order to be able to continue to make additional borrowings under this facility. As of June 30, 2013, our ratings were "B3" and "B+" for Moody's and S&P, respectively. Because our Corporate Family Rating for Moody's was below "B1", a letter of credit equal to 15.0% of the $20.2 million outstanding balances was posted as of June 30, 2013.

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

As of June 30, 2013 and December 31, 2012, there was $20.2 million and $7.4 million, respectively, outstanding on this construction revolver. In the event additional construction debt is needed, we have the ability to draw upon the available capacity of our Credit Facility (discussed above). In the event we do not have adequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.
System Pre-Construction, Construction and Term Debt

SunEdison typically finances its solar energy system projects through project entity specific debt. Construction debt is typically secured by the project entity's assets (mainly the solar energy system), which debt has no recourse to SunEdison. Typically, these financing arrangements provide for a construction loan, which upon completion will be converted into a term loan, and generally do not restrict the future sale of the project entity to a third party buyer.

As of June 30, 2013, SunEdison had total solar energy system pre-construction, construction and term debt outstanding of $480.5 million. Of this amount, $186.1 million relates to variable rate debt with interest rates that are tied to various indexes, including the London Interbank Offered Rate, Euro Interbank Offer Rate, Canadian Dollar Offer Rate or the Prime Rate. The

variable interest rates have primarily been hedged by our outstanding interest rate swaps as discussed in Note 6. The interest rates on the remaining construction and term debt range from 2.0% to 18.0%. The maturities range from 2013 to 2033 and these construction, term debt facilities are collateralized by the related solar energy system assets with an aggregate carrying amount of $106.5 million.

During the second quarter of 2012, we violated covenants of two non-recourse solar energy system loans totaling $24.5 million as a result of the devaluation of the local currency (Indian Rupee). On September 28, 2012, we obtained a waiver from the lender for the covenant violation, which has a grace period until November 20, 2013. During the grace period, the debt will be classified as short-term debt.  We make no assurance that the covenants will be met after the grace period. The solar energy systems for these two project companies collateralize the loans and there is no recourse outside of the project companies for repayment of this debt.
Capital Leaseback Obligations

We are party to master lease agreements that provide for the sale and simultaneous leaseback of certain solar energy systems constructed by us. As of June 30, 2013, SunEdison had $88.2 million of capital lease obligations outstanding. Generally, this classification occurs when the term of the lease is greater than 75.0% of the estimated economic life of the solar energy system and the transaction is not subject to real estate accounting. The terms of the leases are typically 25 years, with certain leases providing terms as low as 10 years and providing for early buyout options. The specified rental payments are based on projected cash flows that the solar energy system will generate. Since the acquisition of SunEdison LLC by the company on November 20, 2009, SunEdison has not entered into any arrangements that have resulted in accounting for the sale-leaseback as a capital lease.
Financing Leaseback Obligations
In certain transactions, we account for the proceeds of sale-leasebacks as financings, which are typically secured by the solar energy system assets and its future cash flows from energy sales, but without recourse to SunEdison under the terms of the arrangement. The structure of the repayment terms under the lease typically results in negative amortization throughout the financing period, and we therefore recognize the lease payments as interest expense. The balance outstanding for sale-leaseback transactions recorded as financings as of June 30, 2013 is $1,137.2 million, which includes the transactions discussed below. The maturities range from 2021 to 2038 and are collateralized by the related solar energy system assets with a carrying amount of $1,224.0 million.

On March 31, 2011, one of SunEdison's project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $120.0 million, of which $78.9 million is outstanding and $41.1 million is available as of June 30, 2013. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.

On September 24, 2012, one of SunEdison's project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $53.4 million, of which $53.4 million is outstanding and no amounts are available as of June 30, 2013. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.
Other System Financing Transactions

Other system financing transactions represent the cash proceeds that SunEdison received in connection with an executed solar energy system sales contract that has not met the sales recognition requirements under real estate accounting and has been accounted for as a financing. Included in other system financing is $17.4 million of proceeds collected under three separate solar energy system sales agreements with the buyer that provides the buyer with a put option that could become an obligation in the event that we are unable to fulfill certain performance warranties set to expire during 2015. The remaining portion of other system financings of $100.8 million relates to cash proceeds received in connection with separate solar energy system sales contracts for which SunEdison has substantial continuing involvement. There are no principal or interest payments associated with these transactions. These amounts are expected to be recorded to revenue when the contractual provisions and indemnifications expire as adjusted for actual losses.

(6)	Derivatives and Hedging Instruments
SunEdison’s derivatives and hedging activities consist of:

		Assets (Liabilities or Equity) Fair Value
In millions	Balance Sheet Location	As of June 30, 2013	As of December 31, 2012
Derivatives designated as hedging:
Cross currency swaps	Accrued Liabilities	$(16.7)	$—
Cross currency swaps	Accumulated other comprehensive loss	$16.7	$—
Interest rate swaps	Accrued liabilities	$(3.5)	$(5.0)
Interest rate swaps	Accumulated other comprehensive loss	$2.8	$4.3
Interest rate cap	Accrued Liabilities	$(0.4)	$—
Interest rate cap	Accumulated other comprehensive loss	$0.4	$—
Derivatives not designated as hedging:
Suntech warrant	Other assets	$—	$0.2
Currency forward contracts	Prepaid and other current assets	$1.7	$0.5
Currency forward contracts	Accrued liabilities	$(2.5)	$(7.1)
Interest rate swaps	Prepaid and other current assets	$0.7	$—
Interest rate swaps	Accrued liabilities	$(0.7)	$—

		Losses (Gains)		Losses (Gains)
		Three Months Ended June 30,		Six Months Ended June 30,
In millions	Statement of Operations Location	2013	2012	2013	2012
Derivatives not designated as hedging:
Suntech warrant	Other, net	$—	$0.5	$0.2	$0.2
Currency forward contracts	Other, net	$0.5	$(9.5)	$10.5	$1.2
Cross currency swap	Other, net	$—	$(3.3)	$—	$—
Interest rate swaps	Interest expense	$(8.5)	$(1.2)	$0.3	$—
To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing our net exposure. A substantial portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen, the South African Rand and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time, we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts. As of June 30, 2013 and December 31, 2012, these currency forward contracts had aggregate notional amounts of $328.7 million and $320.5 million, respectively, and are accounted for as economic hedges. During the second quarter of 2013, we entered into a cross currency swap with a notional amount of $185.8 million accounted for as a cash flow hedge. The amounts recorded to the condensed consolidated balance sheet, as provided in the table above, represents the fair value of the net amount that would settle on the balance sheet date if the swap was transferred to other third parties or canceled by us. The effective portion of this cash flow hedge instrument during the three and six month periods ended June 30, 2013 was recorded to accumulated other comprehensive loss on the condensed consolidated balance sheet. No ineffectiveness was recognized during the three and six month periods ended June 30, 2013.
We have interest rate swap instruments with notional amounts totaling approximately $73.0 million and $40.7 million at June 30, 2013 and December 31, 2012, respectively, that are used to hedge floating rate debt. Some of these hedges are accounted for as cash flow hedges while others are accounted for as economic hedges. Under the interest rate swap agreements, we pay the fixed rate and the counterparty to the agreements pays us a floating interest rate. The amount recorded to the condensed consolidated balance sheet, as provided in the table above, represents the fair value of the net amount that we would settle on the balance sheet date if the agreements were transferred to other third parties or canceled by us. The effective portion of the cash flow hedges during the three and six month periods ended June 30, 2013 and 2012 were recorded to accumulated other comprehensive loss on the condensed consolidated balance sheets while the changes in fair value of the economic hedges were recorded to interest expense (income) within the condensed consolidated statement of operations. No ineffectiveness related to the cash flow hedges was recognized during the three and six month periods ended June 30, 2013 and 2012.
On January 15, 2013, we entered into an interest rate cap with a notional amount of $200.0 million, a cap rate of 1.50%, an effective date of March 28, 2013 and a maturity date of September 30, 2015. The interest rate cap hedges the 3-month LIBOR variable rate maintained within the $200.0 million Term Loan. Under the agreement, we pay the fixed rate and the counterparty to the agreement pays SunEdison a floating interest rate. The interest rate cap is accounted for under hedge accounting as a cash flow hedge. The changes in fair value are recorded through other comprehensive income (loss) on the condensed consolidated balance sheets, with any ineffectiveness recorded in the condensed consolidated statement of operations. No such ineffectiveness was recognized during the three and six month periods ended June 30, 2013.
As of June 30, 2013, we have upward amortizing interest rate swap agreements that are used as an economic hedge related to several consolidated solar energy system projects for which we own 8.2% of the project companies. This instrument is used to hedge floating rate debt with a construction loan availability of $200.0 million and is not accounted for as a cash flow hedge. Under the swap agreement, we pay the fixed rate and the counterparty to the agreement pays us a floating interest rate. The amount recorded in the condensed consolidated balance sheet, as provided in the table above, represents the estimated fair value of the net amount that we would settle on June 30, 2013 if the agreements were transferred to other third parties or cancelled by us. Because this hedge is deemed an economic hedge and not accounted for under hedge accounting, the changes in fair value are recorded to interest expense (income) within the condensed consolidated statement of operations. During the three and six month periods ended June 30, 2013, we recorded $9.5 million and $0.7 million to interest income, respectively, for fair value adjustments. These amounts are reduced in the condensed consolidated statement of operations by approximately $8.7 million and $0.6 million, respectively, attributable to a non-controlling interest representing the 91.8% we do not own of the project companies. We also have an upward amortizing interest rate swap agreement that is accounted for as a cash flow hedge related to a solar energy system project. This instrument is used to hedge floating rate debt with a construction loan availability of $185.8 million. The changes in fair value are recorded through other comprehensive income (loss) on the condensed consolidated balance sheets, with any ineffectiveness recorded in the condensed consolidated statement of operations. No such ineffectiveness was recognized during the three and six month periods ended June 30, 2013.

(7)	Fair Value Measurements
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

	As of June 30, 2013				As of December 31, 2012
Assets (liabilities), in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$—	$13.5	$—	$13.5	$—	$13.4	$—	$13.4
Suntech warrant	—	—	—	—	—	—	0.2	0.2
Interest rate swap liabilities	—	(4.2)	—	(4.2)	—	(5.0)	—	(5.0)
Interest rate swap assets	—	0.7	—	0.7	—	—	—	—
Interest rate cap	—	(0.4)	—	(0.4)	—	—	—	—
Currency forward liabilities	(2.5)	—	—	(2.5)	(6.6)	—	—	(6.6)
Currency forward assets	1.7	—	—	1.7	—	—	—	—
Cross currency swaps	—	(16.7)	—	(16.7)	—	—	—	—
Contingent consideration related to acquisitions	—	—	(27.6)	(27.6)	—	—	(24.9)	(24.9)
Total	$(0.8)	$(7.1)	$(27.6)	$(35.5)	$(6.6)	$8.4	$(24.7)	$(22.9)
There were no transfers into or out of Level 1, Level 2 or Level 3 financial instruments during the three and six month periods ended June 30, 2013.

The following table summarizes changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2012 and June 30, 2013:

In millions	Suntech Warrant	Contingent Consideration Related to Acquisitions	Total
Balance, December 31, 2011	$0.5	$(90.8)	$(90.3)
Total unrealized losses included in earnings (1)	(0.2)	(11.4)	(11.6)
Acquisitions, sales, redemptions and payments	—	3.8	3.8
Balance, June 30, 2012	$0.3	$(98.4)	$(98.1)
Balance, December 31, 2012	$0.2	$(24.9)	$(24.7)
Total unrealized losses included in earnings (1)	(0.2)	(2.7)	(2.9)
Balance, June 30, 2013	$—	$(27.6)	$(27.6)
The amount of total losses for the six months ended June 30, 2013 included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(0.2)	$(2.7)	$(2.9)
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

 The following table presents the carrying amount and estimated fair value of our outstanding short-term debt, long-term debt and capital lease obligations at June 30, 2013 and December 31, 2012:

	As of June 30, 2013		As of December 31, 2012
In millions	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Total debt and capital lease obligations	$2,616.0	$2,106.2	$2,368.3	$1,736.2
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

(8)     Loss Per Share
For the three month periods ended June 30, 2013 and 2012, basic and diluted loss per share (“EPS”) was calculated as follows:

	Three Months Ended June 30, 2013		Three Months Ended June 30, 2012
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to SunEdison stockholders	$(102.9)	$(102.9)	$(77.2)	$(77.2)
Adjustment of redeemable noncontrolling interest (see Note 9)	(2.0)	(2.0)	—	—
Adjusted net loss to SunEdison stockholders	$(104.9)	$(104.9)	$(77.2)	$(77.2)

EPS Denominator:
Weighted-average shares outstanding	231.7	231.7	230.8	230.8
Loss per share	$(0.45)	$(0.45)	$(0.33)	$(0.33)
For the six month periods ended June 30, 2013 and 2012, basic and diluted EPS was calculated as follows:

	Six Months Ended June 30, 2013		Six Months Ended June 30, 2012
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to SunEdison stockholders	$(192.3)	$(192.3)	$(175.8)	$(175.8)
Adjustment of redeemable noncontrolling interest (see Note 9)	(4.4)	(4.4)	—	—
Adjusted net loss to SunEdison stockholders	$(196.7)	$(196.7)	$(175.8)	$(175.8)

EPS Denominator:
Weighted-average shares outstanding	231.5	231.5	230.8	230.8
Loss per share	$(0.85)	$(0.85)	$(0.76)	$(0.76)
For the three and six months ended June 30, 2013 and 2012, all options to purchase SunEdison stock and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the respective periods.

(9)	Stockholders’ Equity and Redeemable Noncontrolling Interest
The following table presents the change in total stockholders' equity for the six month period ended June 30, 2013:

In millions	SunEdison Stockholders’ Equity	Noncontrolling Interest	Total Stockholders' Equity	Redeemable noncontrolling interest
Balance, January 1, 2013	$575.3	$90.8	$666.1	$11.3
Net loss	(192.3)	(2.3)	(194.6)	(3.2)
Translation adjustment, net	(49.7)	(2.5)	(52.2)	—
Adjustment of redeemable noncontrolling interest	(4.4)	—	(4.4)	4.4
Other comprehensive loss, net of tax	(15.5)	—	(15.5)	—
Stock plans, net	13.0	—	13.0	—
Deconsolidation of entities	0.1	(6.2)	(6.1)	—
SunEdison - contributions from partner	—	7.9	7.9	—
Balance, June 30, 2013	$326.5	$87.7	$414.2	$12.5
Stock-Based Compensation
 We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors and consultants. As of June 30, 2013, there were 21.7 million shares authorized for future grant under these plans. The 21.7 million shares includes 16.5 million shares which were added to our equity incentive plan pursuant to a plan amendment approved by our stockholders at the annual stockholders' meeting on May 30, 2013.

The following table presents information regarding outstanding stock options as of June 30, 2013 and changes during the six month period then ended with regard to stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2012	21,411,119	$6.12
Granted	950,483	4.58
Exercised	(87,387)	3.46
Forfeited	(1,679,926)	6.74
Expired	(98,010)	14.23
Outstanding at June 30, 2013	20,496,279	$5.97	$81.2	8
Options exercisable at June 30, 2013	4,188,737	$14.41	$3.7	6

The weighted-average grant-date fair value per share of options granted was $2.25 and $1.71 for the six month periods ended June 30, 2013 and 2012, respectively.

The following table presents information regarding outstanding restricted stock units as of June 30, 2013 and changes during the six month period then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life
Outstanding at December 31, 2012	4,401,768
Granted	261,200
Converted	(795,859)
Forfeited	(567,617)
Outstanding at June 30, 2013	3,299,492	$32.4	2

The weighted-average fair value of restricted stock units per share on the date of grant was $4.58 and $3.09 for the six month periods ended June 30, 2013 and 2012, respectively.
Stock-based compensation expense for the three month periods ended June 30, 2013 and 2012 was $6.6 million and $6.8 million, respectively. For the six month periods ended June 30, 2013 and 2012, stock based compensation expense was $13.8 million and $14.3 million, respectively.

(10)	Comprehensive Loss
Comprehensive income / (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive loss from the company includes foreign currency translations, gains / (losses) on available-for-sale securities, gains / (losses) on hedging instruments and pension adjustments.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

In millions	Foreign Currency Items (1)	Available-for-sale Securities	Hedging Activities	Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$32.3	$(7.6)	$(4.3)	$(60.2)	$(39.8)
Other comprehensive (loss) / income before reclassifications	(49.8)	0.1	(15.1)	—	(64.8)
Amounts reclassified from accumulated other comprehensive income	—	—	(0.4)	—	(0.4)
Net current-period other comprehensive (loss) / income	(49.8)	0.1	(15.5)	—	(65.2)
Balance, June 30, 2013	$(17.5)	$(7.5)	$(19.8)	$(60.2)	$(105.0)
__________________________

(1)	Excludes foreign currency adjustments as it relates to noncontrolling interests. Refer to the condensed consolidated statements of comprehensive loss.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, and the affected line in the condensed consolidated statement of operations for reclassifications:

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
In millions	Net of Tax Amount	Net of Tax Amount
Foreign currency translation adjustments	$(16.7)	$(49.8)
Unrealized gain on available-for-sale securities	0.7	0.1
Unrealized loss on hedging instruments	(15.7)	(15.1)
Loss on settlements of hedging instruments (1)	(0.4)	(0.4)
Other comprehensive loss	$(32.1)	$(65.2)
__________________________

(1)	These other comprehensive loss components are included in interest expense.

(11)	Income Taxes
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

The process for calculating income tax expense (benefit) includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The income tax expense in the three and six month periods ended June 30, 2013 is associated with the result of the worldwide operational earnings mix at various rates and a net increase to the accrual for uncertain tax positions. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and tax planning strategies. Our total deferred tax assets, net of valuation allowance, as of June 30, 2013 and December 31, 2012, were $86.8 million and $84.9 million, respectively. We believe that it is more likely than not, with our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets which have not been offset by a valuation allowance at June 30, 2013.

We are subject to income taxes in the United States and numerous foreign jurisdictions. From time to time, we are subject to income tax audits in these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total amount accrued for uncertain tax positions increased $8.5 million during the six month period ended June 30, 2013. The increase was due to current tax benefits claimed that are not more likely than not to be sustained upon tax examinations. The total accrual for uncertain tax positions as of June 30, 2013 and December 31, 2012 were $61.7 million and $53.2 million, respectively.

During the first six months of 2013, we determined the undistributed earnings of one of our foreign wholly owned subsidiaries would be remitted to the United States in the foreseeable future. These earnings were previously considered permanently reinvested in the business and the unrecognized deferred tax assets related to these earnings was not recognized. The deferred tax effect of these newly planned remittances was recorded as a discrete deferred tax benefit in the amount of $54.5 million, which has been fully offset by a valuation allowance. The undistributed earnings of all other foreign subsidiaries are not expected to be remitted to the U.S. parent corporation in the foreseeable future. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Of our cash and cash equivalents at June 30, 2013, approximately $317.5 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects.

We are currently under examination by the Internal Revenue Service ("IRS") for the 2008, 2009, 2010 and 2011 tax years. Additionally, due to the carryback of our 2009 net operating loss for utilization against the 2007 tax liability, the IRS has re-opened the 2007 tax year for further review. The examination by the Internal Revenue Service for the years 2008 through 2010 is currently subject to Joint Committee review and is not considered effectively settled in accordance with ASC 740. We are also under examination by certain foreign tax jurisdictions. We believe it is reasonably possible that some portions of these examinations could be completed within the next twelve months and have currently recorded amounts in the financial statements that are reflective of the current status of these examinations.

(12)	Variable Interest Entities

Variable interest entities are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders, as a group, lack one of more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses or (c) right to receive expected residual returns. We may establish joint ventures with non-related parties to share in the risks and rewards associated with solar energy system development, which are facilitated through equity ownership of a project company. We consolidate these project companies if we maintain the power to direct the activities which most significantly impact the project company's performance and share significantly in the risks and rewards of the project company.
We are the primary beneficiary of nine VIEs in solar energy projects that we consolidated as of June 30, 2013. The carrying amounts and classification of our consolidated VIEs' assets and liabilities included in our condensed consolidated balance sheet are as follows:

In millions	As of June 30, 2013	As of December 31, 2012
Current assets	$143.9	$10.3
Noncurrent assets	59.2	56.2
Total assets	$203.1	$66.5
Current liabilities	$(26.0)	$(8.5)
Noncurrent liabilities	(126.4)	(69.6)
Total liabilities	$(152.4)	$(78.1)

The amounts shown in the table above exclude intercompany balances, which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources. There are no material VIEs for which we determined we were not the primary beneficiary.

(13)	Revenue and Profit Deferrals
Deferred revenue consists of the following:

In millions	As of June 30, 2013	As of December 31, 2012
Deferred revenue for solar energy systems:
Short-term profit deferrals and deposits on solar energy system sales	$190.9	$113.1
Long-term profit deferrals and deposits on solar energy system sales	86.4	126.4
Deferred subsidy revenue	19.8	19.6
Total solar energy system deferred revenue	$297.1	$259.1
Non-solar energy system deferred revenue:
Short-term deferred revenue	4.4	—
Long-term deferred revenue	27.2	29.2
Total non-solar energy system deferred revenue	31.6	29.2
Total deferred revenue	$328.7	$288.3

On March 29, 2013, we amended a long-term solar wafer supply agreement with Tainergy Tech Co., LTD ("Tainergy"). Under the terms of the supply agreement, we were to supply solar grade silicon wafers over a ten-year period at pre-determined pricing for certain volumes on a take-or-pay basis. Tainergy had agreed to advance funds to us in the form of both refundable and non-refundable deposits pursuant to the agreement. Tainergy did not meet its purchase obligations pursuant to the supply agreement and agreed to settle the purchase shortfalls for the first four contract years. As part of the settlement, Tainergy agreed that we may deduct and retain $25.0 million of the refundable capacity reservation deposit without recourse and as a result, we recognized $25.0 million as revenue in the first quarter of 2013 as a result of this amendment. In addition to the settlement of purchase shortfalls for the first four contract years, we agreed to significantly reduce required minimum purchase volumes in the remaining six contract years, as well as modify the pricing terms to be based on market rates similar to other SunEdison long-term solar wafer supply agreements. The remaining deposit as of June 30, 2013 is $20.6 million and will be refunded ratably as purchases are made over the remaining six contract years. The forfeiture of the deposit of $25.0 million, which was previously reflected as a liability, has been reflected as cash provided by operating activities and cash used in financing activities in the unaudited condensed consolidated statement of cash flows.

(14)	Commitments and Contingencies
Samsung Fine Chemicals Joint Venture
In February 2011, we entered into a joint venture with Samsung Fine Chemicals Co. Ltd. through our wholly owned subsidiary, MEMC Singapore Pte. Ltd. (now known as SunEdison Products Singapore Pte. Ltd), for the construction and operation of a new facility to produce high purity polysilicon in Ulsan, South Korea (the "SMP JV"). The SMP JV will manufacture and supply polysilicon to SunEdison and to international markets through SunEdison Singapore. Our ownership interest in the joint venture is 50% and Samsung Fine Chemicals Co. Ltd. owns the other 50%.

In September 2011, we executed a Supply and License Agreement with the SMP JV under which SunEdison will license and sell to the joint venture fluid-bed reactor (FBR) technology and related equipment used for producing polysilicon. We will receive proceeds under the Supply and License Agreement based on certain milestones being achieved throughout the construction, installation and testing of the equipment. Proceeds received from the SMP JV under the Supply and License Agreement will be recorded as a reduction in our basis in the SMP JV investment, and to the extent that our basis in the investment is zero, the remaining proceeds received will be recorded as a liability. To the extent the total cash proceeds received exceed the sum of our cost basis in the equipment plus our capital contributions to the SMP JV, and when we have no remaining performance obligations, a gain will be recognized.

During the six month period ended June 30, 2013, we made equity contributions of $40.4 million under the Supply and License Agreement. In total, we have made $96.7 million in equity contributions to the SMP JV. Since inception of the SMP JV, the deposits received from Samsung under the Supply and License Agreement have exceeded our investment, and we recorded this as a reduction in our equity investment balance, with the excess of $53.7 million recorded in long-term customer and other deposits. The cash received is recorded as an investing inflow within the condensed consolidated statement of cash flows. As of June 30, 2013, our investment balance in the SMP JV was zero. Our total cash commitments, inclusive of the $96.7 million invested thus far, are expected to be approximately $175.0 million through 2013. We expect our remaining cash commitments to be substantially offset by proceeds to be received under the Supply and License Agreement.

Purchase Obligations

We maintain long-term agreements with multiple suppliers in connection with the purchase of certain raw materials and long-term agreements with multiple subcontractors to manufacture solar wafers for us.
As part of our restructuring activities announced in the fourth quarter of 2011, we provided notice to several of our vendors with whom we had long-term supply contracts that we would no longer be fulfilling our purchase obligations. In connection with the restructuring, we recorded significant restructuring accruals associated with the estimated settlements arising from these actions based on management's best estimates of the ultimate outcome of these contract resolutions at that time. As of June 30, 2013, we have recorded total accruals of $94.1 million associated with the estimated settlements arising from these purchase obligations with multiple vendors, $30.0 million of which is recorded to short-term accrued liabilities and $64.1 million is recorded as long-term other liabilities in our consolidated balance sheet. The amount accrued as of June 30, 2013 represents our best estimate of the probable amounts to settle all of our purchase obligations based on presently known information, which involve the use of assumptions requiring significant judgment. We estimate the range of reasonably possible losses could be as high as up to approximately $181.7 million. These estimates include the contractual terms of the agreements, including whether or not there are fixed volumes and/or fixed prices. In addition, under certain contracts, the counterparty may have a contractual obligation to sell the materials to mitigate their losses. We also included in our estimate of losses consideration around whether we believe the obligation will be settled through arbitration, litigation or commercially viable alternative resolutions or settlements. We intend to vigorously defend ourselves against any arbitration or litigation. Due to the inherent uncertainties of arbitration and litigation, we cannot predict the ultimate outcome or resolution of such actions. The actual amounts ultimately settled with these vendors could vary significantly, which could have a material adverse impact on our business, results of operations and financial condition.

On September 4, 2012, we executed two settlement agreements with Evonik Industries AG and Evonik Degussa SpA ("Evonik"), one of our suppliers, to settle disputes arising from our early termination of two take-or-pay supply agreements. One of the original supply agreements also included a provision for the construction and operation of a chlorosilanes plant located on our existing Merano, Italy facility for our benefit. Pursuant to the settlement reached, we will pay Evonik a total of 70.0 million Euro, of which 25.0 million Euro was paid in 2012, 10.0 million Euro was paid in the first quarter of 2013, and 20.0 million Euro was paid in the second quarter of 2013. Pursuant to the settlement reached, the remaining 15.0 million Euro will be paid in the third quarter of 2013.

Contingent Consideration

As of June 30, 2013, contingent consideration was recorded and is outstanding on three acquisitions which closed in or before 2011. The amount accrued under these arrangements was $27.6 million as of June 30, 2013, representing the estimated fair value of these obligations. Of the $27.6 million accrual, $25.9 million is recorded as a short term liability in contingent consideration related to acquisitions and $1.7 million is recorded in other liabilities as a long-term liability. The aggregate maximum payouts which could occur under these arrangements is $61.9 million. Any future revisions to the fair value of the contingent consideration, which could be material, will be recorded to the condensed consolidated statement of operations.
Commitments
Indemnifications
We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of June 30, 2013.
We generally warrant the operation of our solar energy systems for a period of time. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of historical material warranty claims and expected future claims, we have recorded an immaterial warranty accrual related to solar energy systems as of June 30, 2013. We may also indemnify our customers for tax credits and feed in tariffs associated with the systems we construct and then sell, including sale leasebacks. During the six month period ended June 30, 2013, we made payments totaling $1.2 million under the terms of the sale agreements to indemnify our customers for shortfalls in amounts approved by the U.S. Treasury Department related to the Grant in Lieu program tax credits. Based on current information, we are unable to estimate additional exposures to the indemnification of tax credits and feed in tariffs.

In connection with certain contracts to sell solar energy systems directly or as sale-leasebacks, our SunEdison LLC subsidiary has guaranteed the systems' performance for various time periods following the date of interconnection. Also, under separate operations and maintenance services agreements, SunEdison LLC has guaranteed the uptime availability of the systems over the term of the arrangements, which may last up to 20 years. To the extent there are shortfalls in either of the guarantees, SunEdison LLC is required to indemnify the purchaser up to the guaranteed amount through a cash payment. The maximum losses that SunEdison LLC may be subject to for non-performance are contractually limited by the terms of each executed agreement.
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
S.O.I.TEC Silicon on Insulator Technologies S.A. v. SunEdison, Inc.
On May 19, 2008, Soitec and Commissariat A L'Energie Atomique ("CEA") filed a complaint against the company in the U.S. District Court for the District of Delaware (Civil Action No. 08-292) alleging infringement, including willful infringement, by SunEdison of three U.S. patents related to silicon-on-insulator technology, and requested damages and an injunction. Soitec and CEA filed an amended complaint on July 21, 2009, adding a fourth, related patent to the lawsuit. SunEdison filed a counterclaim against Soitec for infringement of one of SunEdison's U.S. patents. The Court bifurcated the case into two phases, a first liability phase, which, to the extent liability is found, will be followed by a second damages phase. In a memorandum opinion dated October 13, 2010, the Court found that all of SunEdison's current products and processes do not infringe any valid claim of the four asserted Soitec patents.

The Court held a jury trial from October 25, 2010 to November 2, 2010. After the Court's October 13, 2010 ruling in favor of SunEdison, the only remaining claim that Soitec continued to assert at trial was a single patent claim directed against some mono-implant research and development efforts conducted by SunEdison approximately six to eight years ago, none of which have occurred since 2006, and none of which are material or relevant to the current operations at SunEdison. SunEdison continued to assert at trial its counterclaim for infringement of SunEdison's patent. On November 2, 2010, the jury found that certain of Soitec's wafers infringed the patent asserted by SunEdison at trial. The jury also found that one of the Soitec patent claims was valid. This single patent claim covers SunEdison's mono-implant research and development efforts that ended in 2006. On July 13, 2011, the court denied all post trial motions. Soitec subsequently filed an appeal and SunEdison filed a cross-appeal. The appeal is now fully briefed in the U.S. Court of Appeals for the Federal Circuit. The appeal was stayed pending en banc review of a jurisdictional question unrelated to the merits of the appeal.  The stay has now been lifted and the case will be heard by the Court of Appeals later this year.  The damages phase of this trial will occur, if at all, after the appeal. We believe that Soitec and CEA's suit against us has no merit, and we are asserting a vigorous defense, as well as the infringement counterclaim. Although it is not possible to predict the outcome of such matters, we believe that the ultimate outcome of this proceeding will not have a material adverse effect on our financial position, cash flows or results of operations.
Jerry Jones v. SunEdison, Inc., et al.
On December 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff, Jerry Jones, purportedly on behalf of all participants in and beneficiaries of SunEdison's 401(k) Savings Plan (the "Plan") between September 4, 2007 and December 26, 2008, inclusive. The complaint asserted claims against SunEdison and certain of its directors, employees and/or other unnamed fiduciaries of the Plan. The complaint alleges that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act, generally asserting that the defendants failed to make full disclosure to the Plan's participants of the risks of investing in SunEdison's stock and that the company's stock should not have been made available as an investment alternative in the Plan. The complaint also alleges that SunEdison failed to disclose certain material facts regarding SunEdison's operations and performance, which had the effect of artificially inflating SunEdison's stock price.

On June 1, 2009, an amended class action complaint was filed by Mr. Jones and another purported participant of the Plan, Manuel Acosta, which raises substantially the same claims and is based on substantially the same allegations as the original complaint. However, the amended complaint changes the period of time covered by the action, purporting to be brought on behalf of beneficiaries of and/or participants in the Plan from June 13, 2008 through the present, inclusive. The amended complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in SunEdison's stock, equitable relief and an award of attorney's fees. No class has been certified and discovery has not begun. The company and the named directors and employees filed a motion to dismiss the complaint, which was fully briefed by the parties as of October 9, 2009. The parties each subsequently filed notices of supplemental authority and corresponding responses. On March 17, 2010, the court denied the motion to dismiss. The SunEdison defendants filed a motion for reconsideration or, in the alternative, certification for interlocutory appeal, which was fully briefed by the parties as of June 16, 2010. The parties each subsequently filed notices of supplemental authority and corresponding responses. On October 18, 2010, the court granted the SunEdison defendants' motion for reconsideration, vacated its order denying the SunEdison defendants' motion to dismiss, and stated that it will revisit the issues raised in the motion to dismiss after the parties supplement their arguments relating thereto. Both parties filed briefs supplementing their arguments on November 1, 2010. On June 28, 2011, plaintiff Jerry Jones filed a notice of voluntary withdrawal from the action. On June 29, 2011, the Court entered an order withdrawing Jones as one of the plaintiffs in this action. The parties each have continued to file additional notices of supplemental authority and responses thereto. On September 27, 2012, the SunEdison defendants moved for oral argument on their pending motion to dismiss; plaintiff Manuel Acosta joined in the SunEdison defendants' motion for oral argument on October 9, 2012.  The Court has not ruled on this motion for oral argument.
SunEdison believes the above class action is without merit, and we will assert a vigorous defense. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome or resolution of the foregoing class action proceedings or estimate the amounts of, or potential range of, loss with respect to these proceedings. An unfavorable outcome could have a material adverse impact on our business, results of operations and financial condition. We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorney's fees, judgments, fines and settlements, arising from actions such as the lawsuits described above (subject to certain exceptions, as described in the indemnification agreements).

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

(15)	Reportable Segments
We are organized by end market, with two business segments: Semiconductor Materials and Solar Energy.

	Three Months Ended June 30,		Six Months Ended June, 30
In millions	2013	2012	2013	2012
Net sales:
Semiconductor Materials	$239.0	$232.7	$468.8	$448.7
Solar Energy	162.3	575.7	376.1	878.9
Consolidated net sales	$401.3	$808.4	$844.9	$1,327.6
Operating income (loss):
Semiconductor Materials	$3.6	$(4.3)	$5.0	$(16.8)
Solar Energy	(25.2)	11.7	(36.0)	(5.4)
Corporate and Other	(25.0)	(22.7)	(49.1)	(47.3)
Consolidated operating loss	$(46.6)	$(15.3)	$(80.1)	$(69.5)
Interest (income) expense:
Semiconductor Materials	$(0.4)	$(0.3)	$(0.9)	$(0.5)
Solar Energy	14.3	31.3	41.9	46.0
Corporate and Other	20.7	13.6	41.1	26.8
Consolidated interest expense	$34.6	$44.6	$82.1	$72.3
Depreciation and amortization:
Semiconductor Materials	$30.6	$31.6	$61.0	$63.6
Solar Energy	28.4	22.4	57.0	43.3
Corporate and Other	2.0	—	3.8	—
Consolidated depreciation and amortization	$61.0	$54.0	$121.8	$106.9
Capital expenditures:
Semiconductor Materials	$23.7	$17.7	$48.6	$41.0
Solar Energy (1)	88.8	71.9	140.9	186.4
Corporate and Other	1.4	5.4	2.6	6.6
Consolidated capital expenditures	$113.9	$95.0	$192.1	$234.0
__________________________

(1)
Includes construction of solar energy systems of $75.1 million and $58.7 million in the three month periods ended June 30, 2013 and 2012, respectively, and construction of solar energy systems of $122.5 million and $157.7 million in the six month periods ended June 30, 2013 and 2012, respectively.

Solar Energy

During the six months ended June 30, 2013, we recognized revenue of $25.0 million as a result of the amendment of the Tainergy long-term wafer supply agreement. There was no such revenue in the three and six months ended June 30, 2012. See Note 13 above.

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

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2013
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$201.2	$77.0	$643.7	$(520.6)	$401.3
Cost of goods sold	218.7	74.5	611.6	(552.7)	352.1
Gross profit	(17.5)	2.5	32.1	32.1	49.2
Operating expenses:
Marketing and administration	28.8	21.0	29.0	—	78.8
Research and development	12.0	3.3	2.8	—	18.1
Restructuring charges (reversals)	0.6	—	(1.7)	—	(1.1)
Operating (loss) income	(58.9)	(21.8)	2.0	32.1	(46.6)
Non-operating expense (income):
Interest expense	20.0	6.1	8.5	—	34.6
Interest income	—	—	(0.8)	—	(0.8)
Other, net	(3.8)	(22.9)	29.1	—	2.4
Total non-operating expense (income)	16.2	(16.8)	36.8	—	36.2
(Loss) income before income taxes, investment in subsidiary (loss) income and equity in loss of joint ventures	(75.1)	(5.0)	(34.8)	32.1	(82.8)
Income tax (benefit) expense	(36.2)	10.9	38.8	0.1	13.6
(Loss) income before investment in subsidiary (loss) income and equity in loss of joint ventures	(38.9)	(15.9)	(73.6)	32.0	(96.4)
Investment in subsidiary (loss) income	(64.0)	(36.4)	—	100.4	—
Equity in loss of joint ventures, net of tax	—	—	—	—	—
Net (loss) income	(102.9)	(52.3)	(73.6)	132.4	(96.4)
Net income attributable to noncontrolling interests	—	(0.3)	(6.2)	—	(6.5)
Net (loss) income attributable to SunEdison stockholders	$(102.9)	$(52.6)	$(79.8)	$132.4	$(102.9)

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2012
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$176.7	$228.6	$893.5	$(490.4)	$808.4
Cost of goods sold	188.4	142.3	891.0	(503.7)	718.0
Gross profit	(11.7)	86.3	2.5	13.3	90.4
Operating expenses:
Marketing and administration	29.0	28.6	28.6	—	86.2
Research and development	12.4	4.0	1.9	—	18.3
Restructuring (reversals) charges	(5.0)	4.0	2.2	—	1.2
Operating (loss) income	(48.1)	49.7	(30.2)	13.3	(15.3)
Non-operating expense (income):
Interest expense	11.9	5.3	27.4	—	44.6
Interest income	(0.1)	—	(1.0)	—	(1.1)
Other, net	(14.7)	4.5	11.6	0.9	2.3
Total non-operating (income) expense	(2.9)	9.8	38.0	0.9	45.8
(Loss) income before income taxes, investment in subsidiary (loss) income and equity in loss of joint ventures	(45.2)	39.9	(68.2)	12.4	(61.1)
Income tax (benefit) expense	(24.4)	40.1	(1.3)	(0.2)	14.2
(Loss) income before investment in subsidiary (loss) income and equity in loss of joint ventures	(20.8)	(0.2)	(66.9)	12.6	(75.3)
Investment in subsidiary (loss) income	(56.4)	(81.4)	—	137.8	—
Equity in loss of joint ventures, net of tax	—	—	(0.6)	—	(0.6)
Net (loss) income	(77.2)	(81.6)	(67.5)	150.4	(75.9)
Net income attributable to noncontrolling interests	—	(0.4)	(0.9)	—	(1.3)
Net (loss) income attributable to SunEdison stockholders	$(77.2)	$(82.0)	$(68.4)	$150.4	$(77.2)

Unaudited Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2013
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$386.9	$160.4	$1,310.4	$(1,012.8)	$844.9
Cost of goods sold	417.8	156.0	1,226.9	(1,054.7)	746.0
Gross profit	(30.9)	4.4	83.5	41.9	98.9
Operating expenses:
Marketing and administration	54.7	39.5	54.9	—	149.1
Research and development	23.7	6.4	5.4	—	35.5
Restructuring charges (reversals)	1.0	—	(6.6)	—	(5.6)
Operating (loss) income	(110.3)	(41.5)	29.8	41.9	(80.1)
Non-operating expense (income):
Interest expense	39.7	7.6	34.8	—	82.1
Interest income	—	—	(1.3)	—	(1.3)
Other, net	(11.8)	(6.0)	21.3	—	3.5
Total non-operating expense	27.9	1.6	54.8	—	84.3
(Loss) income before income taxes, investment in subsidiary (loss) income and equity in loss of joint ventures	(138.2)	(43.1)	(25.0)	41.9	(164.4)
Income tax (benefit) expense	(64.6)	49.5	47.2	1.0	33.1
(Loss) income before investment in subsidiary (loss) income and equity in loss of joint ventures	(73.6)	(92.6)	(72.2)	40.9	(197.5)
Investment in subsidiary (loss) income	(118.7)	(107.7)	—	226.4	—
Equity in loss of joint ventures, net of tax	—	—	(0.3)	—	(0.3)
Net (loss) income	(192.3)	(200.3)	(72.5)	267.3	(197.8)
Net (income) loss attributable to noncontrolling interests	—	(0.3)	5.8	—	5.5
Net (loss) income attributable to SunEdison stockholders	$(192.3)	$(200.6)	$(66.7)	$267.3	$(192.3)

Unaudited Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2012
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$355.4	$329.6	$1,621.5	$(978.9)	$1,327.6
Cost of goods sold	382.1	330.4	1,442.8	(968.2)	1,187.1
Gross profit	(26.7)	(0.8)	178.7	(10.7)	140.5
Operating expenses:
Marketing and administration	64.4	52.5	52.5	—	169.4
Research and development	25.6	7.6	5.2	—	38.4
Restructuring (reversals) charges	(3.9)	4.0	2.1	—	2.2
Operating (loss) income	(112.8)	(64.9)	118.9	(10.7)	(69.5)
Non-operating expense (income):
Interest expense	23.4	6.2	42.7	—	72.3
Interest income	(0.1)	—	(1.8)	—	(1.9)
Other, net	(28.4)	(0.6)	25.4	6.1	2.5
Total non-operating (income) expense	(5.1)	5.6	66.3	6.1	72.9
(Loss) income before income taxes, investment in subsidiary (loss) income and equity in loss of joint ventures	(107.7)	(70.5)	52.6	(16.8)	(142.4)
Income tax (benefit) expense	(46.6)	65.4	11.1	1.3	31.2
(Loss) income before investment in subsidiary (loss) income and equity in loss of joint ventures	(61.1)	(135.9)	41.5	(18.1)	(173.6)
Investment in subsidiary (loss) income	(114.7)	(71.6)	—	186.3	—
Equity in loss of joint ventures, net of tax	—	—	(1.8)	—	(1.8)
Net (loss) income	(175.8)	(207.5)	39.7	168.2	(175.4)
Net income attributable to noncontrolling interests	—	(0.4)	—	—	(0.4)
Net (loss) income attributable to SunEdison stockholders	$(175.8)	$(207.9)	$39.7	$168.2	$(175.8)

Unaudited Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended June 30, 2013
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net (loss) income	$(102.9)	$(52.3)	$(73.6)	$132.4	$(96.4)
Other comprehensive (loss) income, net of tax:
Net translation adjustment	—	—	(17.9)	—	(17.9)
Net unrealized gain on available-for-sale securities	—	—	0.7	—	0.7
Unrealized loss on hedging instruments	(0.4)	—	(15.3)	—	(15.7)
Other comprehensive loss, before reclassifications	(0.4)	—	(32.5)	—	(32.9)
Amounts reclassified out of AOCI(1)	—	—	(0.4)	—	(0.4)
Other comprehensive loss, net of tax	(0.4)	—	(32.9)	—	(33.3)
Total comprehensive (loss) income	$(103.3)	$(52.3)	$(106.5)	$132.4	$(129.7)
Net income attributable to noncontrolling interests	—	(0.3)	(6.2)	—	(6.5)
Net translation adjustment attributable to noncontrolling interests	—	—	1.2	—	1.2
Comprehensive (loss) income attributable to SunEdison stockholders	$(103.3)	$(52.6)	$(111.5)	$132.4	$(135.0)

(1) Amounts reclassified out of AOCI relate to settlements of hedging instruments and are recognized in interest expense in the condensed consolidating statement of operations. See Note 10.

Unaudited Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended June 30, 2012
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net (loss) income	$(77.2)	$(81.6)	$(67.5)	$150.4	$(75.9)
Other comprehensive (loss) income, net of tax:
Net translation adjustment	—	—	(3.5)	—	(3.5)
Net unrealized gain on available-for-sale securities	—	—	1.4	—	1.4
Unrealized loss on hedging instruments	—	—	(0.6)	—	(0.6)
Actuarial loss and prior service credit	—	—	(11.7)	—	(11.7)
Other comprehensive loss, net of tax	—	—	(14.4)	—	(14.4)
Total comprehensive (loss) income	$(77.2)	$(81.6)	$(81.9)	$150.4	$(90.3)
Net income attributable to noncontrolling interests	—	(0.4)	(0.9)	—	(1.3)
Net translation adjustment attributable to noncontrolling interests	—		0.6	—	0.6
Comprehensive (loss) income attributable to SunEdison stockholders	$(77.2)	$(82.0)	$(82.2)	$150.4	$(91.0)

Unaudited Condensed Consolidating Statement of Comprehensive Loss
Six Months Ended June 30, 2013
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net (loss) income	$(192.3)	$(200.3)	$(72.5)	$267.3	$(197.8)
Other comprehensive (loss) income, net of tax:
Net translation adjustment	—	—	(52.3)	—	(52.3)
Net unrealized gain on available-for-sale securities	—	—	0.1	—	0.1
Unrealized loss on hedging instruments	(0.4)	—	(14.7)	—	(15.1)
Other comprehensive loss, before reclassifications	(0.4)	—	(66.9)	—	(67.3)
Amounts reclassified out of AOCI(1)			(0.4)		(0.4)
Other comprehensive loss, net of tax	(0.4)	—	(67.3)	—	(67.7)
Total comprehensive (loss) income	$(192.7)	$(200.3)	$(139.8)	$267.3	$(265.5)
Net (income) loss attributable to noncontrolling interests	—	(0.3)	5.8	—	5.5
Net translation adjustment attributable to noncontrolling interests	—	—	2.5	—	2.5
Comprehensive (loss) income attributable to SunEdison stockholders	$(192.7)	$(200.6)	$(131.5)	$267.3	$(257.5)

(1) Amounts reclassified out of AOCI relate to settlements of hedging instruments and are recognized in interest expense in the condensed consolidating statement of operations. See Note 10.

Unaudited Condensed Consolidating Statement of Comprehensive Loss
Six Months Ended June 30, 2012
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net (loss) income	$(175.8)	$(207.5)	$39.7	$168.2	$(175.4)
Other comprehensive (loss) income, net of tax:
Net translation adjustment	—	—	(10.8)	—	(10.8)
Net unrealized gain on available-for-sale securities	—	—	1.3	—	1.3
Unrealized loss on hedging instruments	—	—	(0.1)	—	(0.1)
Actuarial loss and prior service cost	—	—	(9.1)	—	(9.1)
Other comprehensive loss, net of tax	—	—	(18.7)	—	(18.7)
Total comprehensive (loss) income	$(175.8)	$(207.5)	$21.0	$168.2	$(194.1)
Net income attributable to noncontrolling interests	—	(0.4)	—	—	(0.4)
Net translation adjustment attributable to noncontrolling interests	—	—	0.1	—	0.1
Comprehensive (loss) income attributable to SunEdison stockholders	$(175.8)	$(207.9)	$21.1	$168.2	$(194.4)

Unaudited Condensed Consolidating Balance Sheet
June 30, 2013
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$43.4	$68.8	$325.8	$—	$438.0
Restricted cash	—	1.8	42.3	—	44.1
Accounts receivable, net	63.5	22.1	144.7	—	230.3
Inventories	22.8	25.0	213.6	(19.8)	241.6
Solar energy systems held for development and sale	—	1.4	451.8	(116.7)	336.5
Prepaid and other current assets	26.1	41.3	135.3	—	202.7
Total current assets	155.8	160.4	1,313.5	(136.5)	1,493.2
Investments in subsidiaries	451.3	173.9	—	(625.2)	—
Property, plant and equipment, net:
Non-solar energy systems, net	60.5	286.1	848.2	(50.4)	1,144.4
Solar energy systems, net	—	1.1	1,303.0	149.4	1,453.5
Restricted cash	—	1.8	54.3	—	56.1
Other assets	118.6	75.3	344.4	—	538.3
Total assets	$786.2	$698.6	$3,863.4	$(662.7)	$4,685.5

Unaudited Condensed Consolidating Balance Sheet
June 30, 2013
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt & short term borrowing	$—	$—	$7.8	$—	$7.8
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations	—	0.4	248.0	—	248.4
Accounts payable	19.8	32.8	414.7	—	467.3
Accrued liabilities	47.1	40.0	248.3	—	335.4
Contingent consideration related to acquisitions	—	25.9	—	—	25.9
Deferred revenue for solar energy systems	—	90.3	100.6	—	190.9
Customer and other deposits	8.7	0.5	14.0	—	23.2
Intercompany (receivable) payable and short-term notes	(527.8)	741.1	(213.3)		—
Total current liabilities	(452.2)	931.0	820.1	—	1,298.9
Long-term debt, less current portion	746.4	—	9.5	—	755.9
Long-term solar energy system financing and capital lease obligations, less current portion	—	9.8	1,594.1	—	1,603.9
Customer and other deposits	150.1	—	51.1	—	201.2
Deferred revenue for solar energy systems	—	35.1	71.1	—	106.2
Non-solar energy system deferred revenue	—	—	27.2	—	27.2
Long-term intercompany notes (receivable) payable	(67.6)	(94.4)	162.0		—
Other liabilities	83.0	11.4	171.1	—	265.5
Total liabilities	459.7	892.9	2,906.2	—	4,258.8
Redeemable noncontrolling interests	—	—	12.5	—	12.5
Total SunEdison stockholders’ equity	326.5	(194.9)	857.6	(662.7)	326.5
Noncontrolling interests	—	0.6	87.1	—	87.7
Total stockholders’ equity	326.5	(194.3)	944.7	(662.7)	414.2
Total liabilities and stockholders’ equity	$786.2	$698.6	$3,863.4	$(662.7)	$4,685.5

Unaudited Condensed Consolidating Balance Sheet
December 31, 2012
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$65.1	$60.0	$447.5	$—	$572.6
Restricted cash	—	—	72.4	—	72.4
Accounts receivable, net	62.0	23.7	134.7	—	220.4
Inventories	18.4	70.6	200.0	(41.2)	247.8
Solar energy systems held for development and sale	—	0.3	213.7	(80.2)	133.8
Prepaid and other current assets	24.9	40.1	147.2	—	212.2
Total current assets	170.4	194.7	1,215.5	(121.4)	1,459.2
Investments in subsidiaries	498.2	564.2	—	(1,062.4)	—
Property, plant and equipment, net:
Non-solar energy systems, net	57.2	294.4	913.8	(52.3)	1,213.1
Solar energy systems, net	—	3.0	1,361.3	95.6	1,459.9
Restricted cash	—	1.7	48.5	—	50.2
Other assets	36.7	175.3	307.2	—	519.2
Total assets	$762.5	$1,233.3	$3,846.3	$(1,140.5)	$4,701.6

Unaudited Condensed Consolidating Balance Sheet
December 31, 2012
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt & short term borrowing	$—	$—	$3.4	$—	$3.4
Short-term solar energy system financing, current portion of solar energy system financing and capital lease obligations	—	0.2	97.6	—	97.8
Accounts payable	11.9	67.0	398.1	—	477.0
Accrued liabilities	32.8	42.5	268.9	—	344.2
Contingent consideration related to acquisitions	—	23.1	—	—	23.1
Deferred revenue for solar energy systems	—	40.7	72.4	—	113.1
Customer and other deposits	10.9	0.4	65.9	—	77.2
Intercompany (receivable) payable and short-term notes	(651.0)	764.3	(113.3)	—	—
Total current liabilities	(595.4)	938.2	793.0	—	1,135.8
Long-term debt, less current portion	746.1	—	12.6	—	758.7
Long-term solar energy system financing and capital lease obligations, less current portion	—	9.8	1,498.6	—	1,508.4
Customer and other deposits	87.8	—	96.7	—	184.5
Deferred revenue for solar energy systems	—	45.8	100.2	—	146.0
Non-solar energy system deferred revenue	—	—	29.2	—	29.2
Long-term intercompany notes (receivable) payable	(45.4)	(96.2)	141.6	—	—
Other liabilities	(5.9)	112.0	155.5	—	261.6
Total liabilities	187.2	1,009.6	2,827.4	—	4,024.2
Redeemable noncontrolling interests	—	—	11.3	—	11.3
Total SunEdison stockholders’ equity	575.3	223.7	916.8	(1,140.5)	575.3
Noncontrolling interests	—	—	90.8	—	90.8
Total stockholders’ equity	575.3	223.7	1,007.6	(1,140.5)	666.1
Total liabilities and stockholders’ equity	$762.5	$1,233.3	$3,846.3	$(1,140.5)	$4,701.6

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2013
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$38.2	$(3.6)	$(280.5)	$40.9	$(205.0)
Cash flows from investing activities:
Capital expenditures	(7.7)	(5.8)	(56.1)	—	(69.6)
Construction of solar energy systems	—	—	(82.5)	(40.0)	(122.5)
Purchases of cost and equity method investments	—	(1.5)	(44.1)	—	(45.6)
Net proceeds from equity method investments	62.2	—	(0.1)	—	62.1
Change in restricted cash	—	(0.5)	18.2	—	17.7
Equity infusions or investments in subsidiaries	(67.0)	(11.9)	78.9	—	—
Other	—	(1.3)	1.6	(0.9)	(0.6)
Net cash used in investing activities	(12.5)	(21.0)	(84.1)	(40.9)	(158.5)
Cash flows from financing activities:
Cash paid for contingent consideration for acquisitions	—	(0.8)	—	—	(0.8)
Proceeds from solar energy system financing and capital lease obligations	—	—	330.0	—	330.0
Repayments of solar energy system financing and capital lease obligations	—	(0.1)	(50.5)	—	(50.6)
Net repayments of customer deposits related to long-term supply agreements	—	—	(26.9)	—	(26.9)
Principal payments on long term debt	—	—	(1.4)	—	(1.4)
Common stock issued and repurchased	(0.6)	—	—	—	(0.6)
Proceeds from noncontrolling interests	—	—	11.5	—	11.5
(Repayment) collection of intercompany debt	(46.9)	34.4	12.5	—	—
Debt financing fees	—	—	(23.0)	—	(23.0)
Net cash (used in) provided by financing activities	(47.5)	33.5	252.2	—	238.2
Effect of exchange rate changes on cash and cash equivalents	—	—	(9.3)	—	(9.3)
Net (decrease) increase in cash and cash equivalents	(21.8)	8.9	(121.7)	—	(134.6)
Cash and cash equivalents at beginning of period	65.1	60.0	447.5	—	572.6
Cash and cash equivalents at end of period	$43.4	$68.8	$325.8	$—	$438.0

Unaudited Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2012
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash used in operating activities	$(143.4)	$(8.6)	$(150.1)	$15.7	$(286.4)
Cash flows from investing activities:
Capital expenditures	(12.7)	(14.0)	(49.6)	—	(76.3)
Construction of solar energy systems	—	—	(135.9)	(21.8)	(157.7)
Purchases of cost and equity method investments	—	—	(26.3)	—	(26.3)
Net proceeds from equity method investments	7.2	—	—	—	7.2
Change in restricted cash	—	—	30.3	—	30.3
Equity infusions or investments in subsidiaries	(44.0)	(6.7)	50.7	—	—
Other	2.1		(8.3)	6.1	(0.1)
Net cash used in investing activities	(47.4)	(20.7)	(139.1)	(15.7)	(222.9)

Cash flows from financing activities:
Cash paid for contingent consideration for acquisitions	—	(3.8)	—	—	(3.8)
Proceeds from solar energy system financing and capital lease obligations	—	—	530.9	—	530.9
Repayments of solar energy system financing and capital lease obligations	—	(0.5)	(153.6)	—	(154.1)
Net repayments of customer deposits related to long-term supply agreements	—	—	(0.3)	—	(0.3)
Principal payments on long term debt	—	—	(1.8)	—	(1.8)
(Repayment) collection of intercompany debt	(10.7)	20.6	(9.9)	—	—
Common stock issued and repurchased	(0.1)	—	—	—	(0.1)
Proceeds from noncontrolling interests	—	—	16.8	—	16.8
Debt financing fees	—	—	(13.5)	—	(13.5)
Net cash (used in) provided by financing activities	(10.8)	16.3	368.6	—	374.1
Effect of exchange rate changes on cash and cash equivalents	0.1	—	(2.1)	—	(2.0)
Net (decrease) increase in cash and cash equivalents	(201.5)	(13.0)	77.3	—	(137.2)
Cash and cash equivalents at beginning of period	228.9	58.3	298.6	—	585.8
Cash and cash equivalents at end of period	$27.4	$45.3	$375.9	$—	$448.6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of SunEdison, Inc. included herein.
OVERVIEW
SunEdison is a global leader in the development, manufacture and sale of silicon wafers, and a major developer and seller of photovoltaic energy solutions. Through our SunEdison LCC subsidiary, our company is one of the world's leading developers of solar energy projects and, we believe, one of the most geographically diverse. Our technology leadership in silicon and downstream solar are enabling the company to expand its customer base and lower costs throughout the silicon supply chain. At the company's annual stockholders' meeting on May 30, 2013, stockholders approved the name change from MEMC Electronic Materials, Inc. to SunEdison, Inc. We believe that operating the company under one name will help us create a more powerful brand name that is widely recognized across industries and around the world. We believe the new name will allow us to take full advantage of the strong worldwide brand that the SunEdison name has enjoyed.

During the second quarter of 2013, we continued implementation of the actions set forth in the 2011 Global Plan and execution of a strategic plan for the ongoing operation of our businesses designed to continue to improve our performance and address the challenges within our industries. Our business strategy is designed to address the most significant opportunities and challenges facing the company, including:

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

Semiconductor Materials Segment
Net sales and gross margins in our Semiconductor Materials segment increased in the second quarter of 2013 as compared to the same period in 2012 primarily due to higher volume as market conditions improved; however, pricing pressures continue as a result of the competitive landscape and overcapacity in the industry. Since the second quarter of 2012, we have been realizing the benefits of our improved productivity through the ramp up of our Ipoh, Malaysia facility and the 2011 Global Plan, which has contributed to the semiconductor margin improvement even with declining pricing. We generated positive cash flows for the second quarter of 2013.
Solar Energy Segment
During the three month period ended June 30, 2013, revenues were recognized for direct sales of solar energy systems on 8 projects totaling 13.6 megawatts. We currently have 199.8 MW of solar projects under construction, predominately in North America, South Africa, and Asia, and continue to evaluate project development opportunities globally. Additionally, as of June 30, 2013, we have an 18 MW project which is being actively marketed for sale. We have project pipeline of approximately 2.9 gigawatts ("GW") as of June 30, 2013, up slightly from the 2.6 GW of project pipeline as of December 31, 2012.

RESULTS OF OPERATIONS
Net sales by segment for the three and six month periods ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2013	2012	2013	2012
Dollars in millions
Semiconductor Materials	$239.0	$232.7	$468.8	$448.7
Solar Energy	162.3	575.7	376.1	878.9
Total Net Sales	$401.3	$808.4	$844.9	$1,327.6

Semiconductor Materials Segment Net Sales
The increase in Semiconductor Materials net sales in the three month period ended June 30, 2013 compared to the prior year's second quarter was the result of volume increases of $25.4 million, offset partially by price decreases of $17.4 million and a less favorable product mix of $1.7 million. Volume increased across all diameters as our market share continues to strengthen, especially as compared to the second quarter of 2012. Price decreases occurred primarily with 300mm wafers, while prices for 150mm and 200mm wafers remained relatively flat. Pricing was negatively impacted by a competitive market environment, overcapacity and weakening of the Japanese Yen. Our semiconductor wafer average selling price in the three months ended June 30, 2013 was approximately 7.3% lower than the average semiconductor wafer selling price for the same period in 2012.

The increase in Semiconductor Materials net sales in the six month period ended June 30, 2013 compared to the same period in the prior year was the result of volume increases of $58.5 million, offset partially by price decreases of $35.0 million and a less favorable product mix of $3.8 million. Volume increased across all diameters while price decreases occurred primarily with 300mm due to a competitive market environment, overcapacity and weakening of the Japanese Yen. Our semiconductor wafer average selling price in the six months ended June 30, 2013 was approximately 7.5% lower than the average semiconductor wafer selling price for the same period in 2012.
Solar Energy Segment Net Sales
During the three and six month periods ended June 30, 2013, revenue from the Solar Energy segment was lower when compared to the same periods in the prior year, which was primarily due to the decline and change in mix of solar energy system sales. Solar energy system sales totaled 13.6 MW and 56.4 MW for the three and six month periods ended June 30, 2013, respectively, compared to 144.1MW and 191.4MW during the same periods in 2012. In the prior year first and second quarter, almost all of the solar energy project revenue was related to revenue from the sale of fully developed solar energy systems, whereas in the first and second quarter of 2013, 32.1 MW of the 56.4 MW were related to engineering, procurement and construction ("EPC") solar energy system revenue. EPC solar system project sales per watt are generally lower than fully developed solar system project sales per watt because we are not directly involved in every phase of the solar energy system design, financing and development. This change in mix resulted in an average selling price ("ASP") decline in the 2013 second quarter as compared to the second quarter of 2012 of approximately $1.15 per watt and a decline of approximately $1.64 per watt in the six month period ended June 30, 2013 as compared to the six month period ended June 30, 2012. The change in mix is a direct result of our decision to slow solar project development spending during the first half of 2012 to optimize liquidity. During the current year, we have increased our development spend to take advantages of market opportunities. As a result, our solar energy systems under construction increased 126.8 MW from December 31, 2012 and we currently have an 18 MW project that is being actively marketed for sale.

Net sales for the three and six month periods ended June 30, 2013 also included revenues of $35.0 million and $63.8 million, respectively, from energy production as compared to $39.3 million and $62.3 million in the three and six month periods ended June 30, 2012. Revenue from energy production, excluding expiring governmental subsidies, is expected to increase in the future as we execute more financing sale-leaseback systems.

Net sales for the six month period ended June 30, 2013 also include $25.0 million related to revenue recognized as part of the amendment of the long-term solar wafer supply contract with Tainergy (see Note 13). There were no similar transactions for the six month period ended June 30, 2012.

Solar Energy segment net sales do not include financing sale-leasebacks with executed contract sales values of $31.3 million and $48.5 million in the three and six month periods ended June 30, 2013, respectively, because these transactions resulted in the retention of assets on our balance sheet along with the related non-recourse debt. Sales contract values of financing sale-leasebacks were $61.7 million and $80.9 million in the three and six month periods ended June 30, 2012, respectively. See "Revenue Recognition" contained in Note 2, "Summary of Significant Accounting Policies," within our 2012 Annual Report on Form 10-K.

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit	2013	2012	2013	2012
Dollars in millions
Cost of Goods Sold	$352.1	$718.0	$746.0	$1,187.1
Gross Profit	49.2	90.4	98.9	140.5
Gross Margin Percentage	12.3%	11.2%	11.7%	10.6%

The Semiconductor Materials segment gross profit increase in the three and six month periods ended June 30, 2013 compared to the prior year periods is primarily due to higher volume, better operational efficiencies, lower ramp up costs at our Ipoh, Malaysia facility and continued focus on cost reductions, all of which offset lower average selling prices.

In comparison to the three and six month periods ended June 30, 2012, the Solar Energy segment gross profit for the same periods in 2013 were negatively impacted by lower sales of fully developed solar energy systems. Offsetting the declines in the Solar Energy segment's margins in 2013 were the $25.0 million of revenue recognized on the Tainergy contract amendment, as well as $11.7 million and $20.0 million of revenue recognized from profit deferrals for power guarantees that expired during the three and six month periods ended June 30, 2013, respectively. For the six month period ended June 30, 2012, $0.9 million of revenue was recognized from profit deferrals for power guarantees that expired.

For the three and six month periods ended June 30, 2013, we received cash in excess of our system construction costs of $0.2 million and $2.7 million, respectively, for our executed sale-leasebacks, the margin related to which will be recognized for U.S. GAAP purposes at the end of the leases. For the three and six month periods ended June 30, 2012, we received cash in excess of our system construction costs of $61.7 million and $80.9 million, respectively, for our executed sale-leasebacks, the margin related to which will be recognized for U.S. GAAP purposes at the end of the leases.

	Three Months Ended June 30,		Six Months Ended June 30,
Marketing and Administration	2013	2012	2013	2012
Dollars in millions
Marketing and Administration	$78.8	$86.2	$149.1	$169.4
As a Percentage of Net Sales	19.6%	10.7%	17.6%	12.8%

The decrease in marketing and administration expenses for the three and six month periods ended June 30, 2013 relative to the three and six month periods ended June 30, 2012 is primarily due to the decline in spend on staffing, infrastructure, operations and certain other costs as part of our cost reduction efforts undertaken in conjunction with the 2011 Global Plan.

	Three Months Ended June 30,		Six Months Ended June 30,
Research and Development	2013	2012	2013	2012
Dollars in millions
Research and Development	$18.1	$18.3	$35.5	$38.4
As a Percentage of Net Sales	4.5%	2.3%	4.2%	2.9%

R&D expenses consist mainly of product and process development efforts to increase our capabilities in each of our business units. Overall spend on R&D for 2013 has decreased from 2012 amounts primarily due to decreased spend in solar wafering.

	Three Months Ended June 30,		Six Months Ended June 30,
Restructuring (Reversals) Charges	2013	2012	2013	2012
Dollars in millions
Restructuring and Impairment	$(1.1)	$1.2	$(5.6)	$2.2
As a Percentage of Net Sales	(0.3)%	0.1%	(0.7)%	0.2%
The $1.1 million and $5.6 million of income recognized in the three and six month periods ended June 30, 2013, respectively, is primarily a result of a reversal of accruals related to the costs associated with the Merano, Italy facility due to settlements of certain obligations. During the three and six month periods ended June 30, 2012, we recorded restructuring and impairment charges of $1.2 million and $2.2 million, respectively, which are primarily due to additional costs of previous restructuring activities.

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income (loss)	2013	2012	2013	2012
Dollars in millions
Semiconductor Materials	$3.6	$(4.3)	$5.0	$(16.8)
Solar Energy	(25.2)	11.7	(36.0)	(5.4)
Corporate and Other	(25.0)	(22.7)	(49.1)	(47.3)
Total Operating Loss	$(46.6)	$(15.3)	$(80.1)	$(69.5)

During the three and six month periods ended June 30, 2013, we had an operating loss of $46.6 million and $80.1 million, respectively, as compared to a loss of $15.3 million and $69.5 million, respectively, in the comparable periods in 2012. The increase was the net result of the changes in gross profit dollars and operating costs discussed above and as further described below.
Semiconductor Materials Segment
The increase in our Semiconductor Materials operating income to $3.6 million and $5.0 million in the three and six month periods ended June 30, 2013, respectively, from an operating loss of $4.3 million and $16.8 million in the three and six month periods ended June 30, 2012, respectively, was primarily the result of higher volumes in a strengthening market, better efficiencies, lower ramp up costs at our Ipoh, Malaysia facility and continued cost reduction focus, which were partially offset by lower average selling prices.
Solar Energy Segment
The increase in the Solar Energy segment operating loss for the three and six month periods ended June 30, 2013 is primarily attributable to the lower solar energy system revenues and average selling price per watt, as discussed previously. These amounts were partially offset by the $25.0 million of revenue related to the Tainergy contract amendment, as well as $11.7 million and $20.0 million of revenue recognized from profit deferrals for power guarantees that expired during the three and six month periods ended June 30, 2013, respectively.

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
Corporate and Other
Corporate and Other expenses are comprised of substantially all of our stock-based compensation expense, general corporate marketing and administration costs, research and development administration costs, legal, auditing and tax professional services and related costs, salary and other personnel costs and other items not reflected in the segments.

	Three Months Ended June 30,		Six Months Ended June 30,
Non-operating Expense (Income)	2013	2012	2013	2012
Dollars in millions
Interest Expense	$34.6	$44.6	$82.1	$72.3
Interest Income	(0.8)	(1.1)	(1.3)	(1.9)
Other, Net	2.4	2.3	3.5	2.5
Total Non-operating Expense	$36.2	$45.8	$84.3	$72.9

We incurred interest expense of $10.7 million and $21.3 million during the three and six month periods ended June 30, 2013, respectively, and $10.7 million and $21.3 million during the three and six month periods ended June 30, 2012, respectively, related to our 2019 Notes issued on March 10, 2011. Further, we incurred interest expense of $5.4 million and $10.8 million during the three and six months ended June 30, 2013, respectively, related to the Term Loan entered into on September 28, 2012, which did not exist in the second quarter of 2012. See Liquidity and Capital Resources.

For the three and six month periods ended June 30, 2013, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration and letter of credit and commitment fees of $26.0 million and $47.5 million, respectively, related to our solar energy business, net of capitalized interest of $2.3 million and $4.6 million, respectively. For the three and six month periods ended June 30, 2012, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration, and letter of credit and commitment fees of $35.6 million and $56.4 million, respectively, related to solar energy systems, net of capitalized interest of $4.0 million and $9.4 million, respectively.

In addition, in the first three and six month periods of 2013, we recorded $9.5 million and $0.7 million, respectively, to interest income for fair value adjustments pertaining to an economic interest rate swap hedge, for which hedge accounting was not applied, related to several consolidated solar energy system projects for which we own 8.2% (see Note 6). The additional income was offset on the consolidated condensed statement of operations by approximately $8.7 million and $0.6 million of expense, respectively, for the three and six month periods ended June 30, 2013 from non-controlling interests representing the 91.8% we do not own. This economic interest rate swap hedge did not exist in the comparable periods of 2012.

	Three Months Ended June 30,		Six Months Ended June 30,
Income Taxes	2013	2012	2013	2012
Dollars in millions
Income Tax Expense	$13.6	$14.2	$33.1	$31.2
Income Tax Rate as a % of Loss before Income Taxes	(16.4)%	(23.2)%	(20.1)%	(21.9)%

The income tax expense in 2013 is primarily attributable to the worldwide operational earnings mix at various rates and a net increase to the accrual for uncertain tax positions of $8.5 million. The income tax expense in 2012 is primarily attributable to the recognition of a valuation allowance on deferred tax assets in the prior year and taxable income in lower rate jurisdictions.

Included in the three and six month periods ended June 30, 2012 is $6.1 million tax expense for adjustments to deferred taxes. These adjustments were out of period because they related to our 2011 consolidated financial statements but were not considered material to our consolidated results of operations in 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
Net (income) loss Attributable to Noncontrolling Interests	2013	2012	2013	2012
Dollars in millions
Net (income) loss Attributable to Noncontrolling Interests	$(6.5)	$(1.3)	$5.5	$(0.4)

For the three month period ended June 30, 2013, the increase in net income attributable to noncontrolling interests is mainly due to the $8.7 million fair value adjustment pertaining to an economic interest rate swap instrument for several consolidated solar energy system projects for which we own 8.2% of the project companies, offset by the results of operations for several consolidated solar energy system projects. For the six month period ended June 30, 2013, the increase in net loss is mainly due to the results of operations for several consolidated solar energy system projects.
FINANCIAL CONDITION
Cash and cash equivalents decreased $134.6 million from $572.6 million at December 31, 2012 to $438.0 million at June 30, 2013. See additional discussion in Liquidity and Capital Resources section.
Our short-term restricted cash totaled $44.1 million at June 30, 2013 compared to $72.4 million at December 31, 2012. The decrease of $28.3 million was primarily due to the release of collateral on fixed deposit guarantees relating to standby letters of credit, the release of restrictions due to the deconsolidation of certain entities and the payments for project delays in Asia during the six months ended June 30, 2013.

Net accounts receivable of $220.4 million at December 31, 2012 increased $9.9 million to $230.3 million at June 30, 2013. The increase was primarily attributable to the timing of collections from customers.
Our inventories decreased $6.2 million to $241.6 million at June 30, 2013 from $247.8 million at December 31, 2012. Inventories primarily decreased as a result of lower polysilicon inventory on hand and a decrease in the procurement of modules due to the lower use of modules in the construction of solar energy systems during the first six months of 2013.
Solar energy systems held for sale and development of $133.8 million at December 31, 2012 increased $202.7 million to $336.5 million as of June 30, 2013. The increase primarily relates to the increase in development activity in the U.S., Malaysia and South Africa during the six month period ended June 30, 2013. We had $29.6 million of solar energy systems held for sale at June 30, 2013 while no solar energy systems were held for sale at December 31, 2012.

Prepaid and other current assets decreased $9.5 million from $212.2 million at December 31, 2012 to $202.7 million at June 30, 2013 primarily due to a reclassification of deferred taxes from current to long-term offset by increases in the fair value of derivative instruments in asset positions.
Short term solar energy system financing of $97.8 million at December 31, 2012 increased $150.6 million to $248.4 million at June 30, 2013 due to the increase in development activity in the U.S., Malaysia and South Africa.
Accounts payable decreased $9.7 million to $467.3 million at June 30, 2013 from $477.0 million as of December 31, 2012. The decrease relates primarily to the timing of payments to vendors and decrease in inventory.
Short-term and long-term solar energy system deferred revenues of $259.1 million at December 31, 2012 increased $38.0 million to $297.1 million at June 30, 2013. The increase relates to deferred profits from direct sales of solar energy systems in 2013, in which certain guarantees exist.
Short-term and long-term customer deposits of $261.7 million at December 31, 2012 decreased $37.3 million to $224.4 million at June 30, 2013. The decrease primarily stems from our Singapore operations and was due to milestone billings and the $25.0 million deposit release pertaining to the first quarter contract amendment with Tainergy, offset by increases in Samsung deposits.

LIQUIDITY AND CAPITAL RESOURCES

We had net loss attributable to SunEdison stockholders of $102.9 million and $192.3 million for the three and six month periods ended June 30, 2013, respectively. We used $205.0 million of cash for operations for the six months ended June 30, 2013, which included outflows related to the cost to construct solar energy systems held for sale and development, return payments on customer deposits coupled with an increase in accounts receivable.

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

Liquidity

Cash and cash equivalents at June 30, 2013 totaled $438.0 million, compared to $572.6 million at December 31, 2012. Of the cash and cash equivalents at June 30, 2013, approximately $317.5 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would have minimal impacts on future cash flows.

The primary items impacting our liquidity in the future are cash from operations, including working capital effects from the sale of solar energy systems and reduction of current inventory levels, capital expenditures, borrowings and payments under our credit facilities and other financing arrangements, the monetization of our pipeline and the availability of project finance and/or project equity at acceptable terms. We believe our liquidity will be sufficient to support our operations for the foreseeable future, including the next twelve months, although no assurances can be made if significant adverse events occur, or if we are unable to access project capital needed to execute our business plan.

In addition to our need to maintain sufficient liquidity from cash flow from our operations and borrowing capacity under our credit facilities, we will need to raise additional funds in the future in order to meet the operating and capital needs of our solar energy systems development business. These funds are expected to be in the form of non-recourse project finance capital or outright sale of solar energy systems to investors. However, there can be no assurances that such project financing or equity will be available to us, or available to us on terms and conditions we find acceptable. We may not be able to sell solar projects or secure adequate debt financing or equity funding for such projects on favorable terms, or at all, at the time when we need such funding. If these or other sources of funding are not available, this may have a significant negative impact on our ability to execute our business plan and on our overall operations, operational results and cash flows.
The rate of growth of the Solar Energy segment is limited by capital access. During the construction phase of solar energy systems, SunEdison provides short-term working capital support to a project company or may obtain third party non-recourse development and construction financing to fund engineering, procurement and installation costs. Once complete, SunEdison either directly sells the project to a third party or obtains more permanent capital on behalf of the project company through sale-leaseback, debt or other financing structures that will typically be secured by the energy producing assets and projected cash flows from energy sales.
We expect cash on hand, 2013 operating cash flows, project finance debt, the Credit Facility, Term Loan and project finance construction revolver to provide sufficient capital to support the construction phase of our currently planned projects for 2013 and otherwise meet our capital needs for the remainder of 2013. However, we will continue to need to raise additional long-term project financing, either in the form of project debt or equity, or both. SunEdison expects its ongoing efforts to secure project capital, including sources of non-recourse project capital, to generate sufficient resources to support growth. We anticipate incremental capital needs for the remainder of 2013 associated with project finance markets to range from $600.0 million to $700.0 million depending on the amount of megawatts ultimately installed and interconnected in 2013. There can be no assurances that such financing will be available to us or at terms that we find acceptable. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted, we may not be able to maintain compliance with our existing debt covenants and our business will suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain and could impact our earnings and our liquidity.
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
Among our principal sources of cash during the six month period ended June 30, 2013 was $330.0 million from the sale-leaseback of solar energy systems. Uses of cash during the same period were as follows:

•	$205.0 million for operations;

•	$69.6 million in capital expenditures, primarily in our Semiconductor Materials segment;

•	$122.5 million invested in construction of solar energy systems that will remain on our balance sheet; and

•	$50.6 million repayments of solar energy system financing and capital lease obligations.
During the six month periods ended June 30, 2013 and 2012, $205.0 million and $286.4 million, respectively, of cash was used for operating activities. The cash use during the six month period ended June 30, 2013 was primarily a result of the net loss incurred, the cost to construct solar energy systems held for sale and development, and return payments on customer deposits coupled with an increase in accounts receivable.
Cash used in investing activities decreased to $158.5 million in the six month period ended June 30, 2013 compared to $222.9 million used in the six month period ended June 30, 2012, due to decreased spending on solar and non-solar energy system property, plant and equipment, coupled with an increase in net proceeds received from our joint venture with Samsung Fine Chemicals Co. Ltd.
For the six month period ended June 30, 2013, cash provided by financing activities was $238.2 million, compared to $374.1 million of cash provided by financing activities in the six month period ended June 30, 2012. The decrease was mainly due to $376.8 million in net proceeds from solar energy systems financing received during the six month period of 2012 as compared to $279.4 million net proceeds from solar energy systems financing received during the six month period ended June 30, 2013. A majority of the change in cash provided by financing activities was due to the prior year financing of non-recourse term loans totaling $166.5 million for the Bulgaria solar energy system project. There were no financings of similar nature in the current period.

Borrowings

Senior Notes
On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019 (the "2019 Notes"). We incurred $13.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of operations over the eight year term. The 2019 Notes were sold at a price equal to 100.0% of the principal amount thereof. The 2019 Notes are guaranteed by certain of SunEdison's domestic subsidiaries (the "guarantors"). The 2019 Notes are senior unsecured obligations and are subordinated to all of our and the guarantors' existing and future secured debt.

The indenture governing the 2019 Notes contains covenants that limit our and certain subsidiaries' ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make certain restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to declare dividends, (v) to make other payments affecting restricted subsidiaries, (vi) to engage in certain transactions with affiliates, and (vii) to merge, consolidate or sell substantially all of our assets. These covenants are subject to a number of qualifications and limitations, and in certain situations, a cross default provision. As of June 30, 2013, we were in compliance with all covenants in the indenture governing the 2019 Notes. In addition, the indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the 2019 Notes when due, failure to comply with covenants under the indenture, failure to pay other indebtedness or acceleration of maturity of other indebtedness, failure to satisfy or discharge final judgments and occurrence of bankruptcy events.

Revolving Credit Facility
Our corporate revolving credit facility with Bank of America, N.A. is an aggregate principal amount of $400.0 million (the "Credit Facility").

The Credit Facility has a term of three years and expires in March 2014. Our obligations under the facility are guaranteed by certain domestic subsidiaries of SunEdison. Our obligations and the guaranty obligations of the subsidiaries are secured by liens on and security interests in substantially all present and future assets of SunEdison and the subsidiary guarantors, including a pledge of the capital stock of certain domestic and foreign subsidiaries of SunEdison.

We have amended the Credit Facility from time to time to adjust various covenants to accommodate changes in our business results. Currently, our consolidated leverage ratio covenant under the Credit Facility is 2.5 to 1.0, and our minimum liquidity covenant under this facility requires a minimum liquidity amount based on our trailing twelve month consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). Our minimum liquidity covenant amount under the Credit Facility is $500 million in the event our trailing twelve month consolidated EBITDA is less than $400 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400 million and less than $600 million, our minimum liquidity amount will be $400 million. In the event it is greater than or equal to $600 million and less than $850 million, our minimum liquidity will be $300 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850 million, then no minimum liquidity amount is required.

The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio and a variable minimum liquidity amount.  The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $35 million, excluding our non-recourse indebtedness. Our liquidity position was in excess of the minimum liquidity amount by $228.0 million and our consolidated leverage ratio was 1.8 at June 30, 2013. As of June 30, 2013, we were in compliance with all covenants of the Credit Facility.

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

As of June 30, 2013 and December 31, 2012, we had no borrowings outstanding under this facility, although we had approximately $210.5 million and $121.8 million, respectively, of outstanding third party letters of credit backed by this facility at such dates, which reduces the available capacity. Therefore, funds available under this facility were $189.5 million and $278.2 million as of June 30, 2013 and December 31, 2012, respectively.

Second Lien Term Loan Credit Agreement
On September 28, 2012, we entered into a Second Lien Credit Agreement ("Term Loan") with Goldman Sachs Bank USA and Deutsche Bank Securities Inc. providing for a term loan maturing on October 2, 2017 in an aggregate principal amount of $200.0 million, with a 2.0% discount to par for proceeds of $196.0 million. Additionally, we incurred $10.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of operations over the five-year term. Interest under the Term Loan will accrue, depending on the type of borrowing, at the base rate or the eurocurrency rate, with a floor of 1.50%, plus an applicable rate equal to 9.25% for the eurocurrency rate and 8.25% for the base rate. Interest is due and payable in arrears at the end of each interest period, no less than quarterly, and on the maturity date. As of June 30, 2013, the current interest rate on the Term Loan is 10.75%. On January 15, 2013, we entered into an interest rate cap with a notional amount of $200.0 million, a cap rate of 1.50%, an effective date of March 28, 2013 and a maturity date of September 30, 2015. The interest rate cap hedges the 3-month LIBOR variable rate maintained within the Term Loan, described in Note 6.

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

Additionally, the Term Loan has financial covenants requiring a consolidated leverage ratio of 3.0 to 1.0 and minimum liquidity levels depending on our trailing twelve-month EBITDA and also includes a cross default clause. Our minimum liquidity covenant amount will be $400 million in the event our trailing twelve month consolidated EBITDA is less than $400 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400 million and less than $600 million, our minimum liquidity amount will be $300 million. In the event it is greater than or equal to $600 million and less than $850 million, our minimum liquidity will be $200 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850 million, then no minimum liquidity amount is required. As of June 30, 2013, we were in compliance with all covenants of the Term Loan.

Short-term Debt
We have a borrowing capacity of $150.0 million under the current terms of the SunEdison non-recourse project construction revolver. This revolver contains certain covenants that provide if our Corporate Family or Corporate Credit Rating for Moody's Investors Service ("Moody's") falls below "B1" or our Standard and Poor ("S&P") rating falls below "B+", we will be required to post, at our election, a letter of credit or surety bond equal to 15.0% of the total outstanding balance in order to be able to continue to make additional borrowings under this facility. As of June 30, 2013, our ratings were "B3" and "B+" for Moody's and S&P, respectively. Because our Corporate Family Rating for Moody's was below "B1", a letter of credit equal to 15.0% of the $20.2 million outstanding balances was posted as of June 30, 2013.

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

As of June 30, 2013 and December 31, 2012, there was $20.2 million and $7.4 million, respectively, outstanding on this construction revolver.

In the event additional construction debt is needed, we have the ability to draw upon the available capacity of our Credit Facility (discussed above). In the event we do not have adequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.
At June 30, 2013, we had $438.0 million of cash and cash equivalents, $2,616.0 million of debt outstanding, of which the majority is long-term, and availability to borrow up to an additional $189.5 million million under our Credit Facility, subject to certain provisions and compliance with covenant requirements. Of this total debt outstanding, $1,809.8 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. The breach of any of the Credit Facility provisions or covenants could result in a default under the Credit Facility and could trigger acceleration of repayment, and a cross default on our 2019 Notes and Term Loan, which could have a significant adverse effect on our liquidity and our business. As of June 30, 2013, we were in compliance with all covenants. While we expect to comply with the provisions and covenants of the Credit Facility, the Indenture governing the 2019 Notes and the Term Loan through 2013, deterioration in the worldwide economy and our operational results could cause us to not be in compliance. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse effect on our liquidity and our business.

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

RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements set forth in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our expectation that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets; the appropriateness of our tax positions and the timing of our tax audits; the timing of our various manufacturing ramps or the cessation or continuation of production at certain facilities; the anticipated growth of our business in 2013 and beyond; our beliefs regarding operating under our new name; our expectation that we will have the financial resources and liquidity needed to meet our business requirements throughout 2013; future amendments or termination of our agreements with our customers and suppliers and payments associated with such contracts; our estimates of penalties associated with termination of or purchase shortfalls under certain of our long-term supply contracts with our vendors; the nature and extent of tax rebate programs or feed-in-tariffs in the future; our expectations regarding indemnification payments related to tax credits; our expectations regarding repatriation tax effects; our expectations related to the undistributed earnings of our foreign subsidiaries; the ultimate impact our legal proceedings may have on us; the charges we expect to incur, the expected costs, the timing of completion, the savings we expect to realize, the number of employees who will be affected and our execution of our announced restructurings; our expectations regarding our annual pre-tax operating benefits upon the completion of our restructuring activities; our expectations regarding our future cash flow generation; our expectations regarding sales of our solar energy systems; the amount of our contributions to our pension plans in 2013 and our estimates regarding actuarial loss (gain) and future benefits payable under our pension plans; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems and the current and subsequent accounting treatment of such transactions; our expectations regarding the timing and amount of our investments in our joint ventures; our expectations regarding our cash commitments and proceeds received under the SMP JV Supply and License Agreement; the timing of completion of the construction, installation and testing of the equipment and the milestone payments related to the SMP JV; the requirements of and our compliance with the terms governing our indebtedness, including the indenture governing the 2019 Notes and the impact of related cross default provisions; the sources of funding and our ability to access funding for our SunEdison business and our anticipated capital needs for 2013; our expectation regarding our revenue from energy production; and our statements regarding our working capital and other capital requirements for the next 12 months.
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
There has been no material change to SunEdison's market risks since December 31, 2012. Please refer to “Market Risk” included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012. Also see Note 6 to our unaudited condensed consolidated financial statements included herein.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of June 30, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in SunEdison's internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, SunEdison's internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Since 2007, our Board of Directors has had in place a share repurchase program. There were no repurchases during the second quarter of 2013.

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

Item 6.	Exhibits.

Exhibit Number	Description
3-(i)	Amended and Restated Certificate of Incorporation of SunEdison, Inc. (incorporated by reference to Exhibit 3.2 of SunEdison’s Form 8-K filed June 5, 2013)

3(ii)	Amended and Restated By-laws of SunEdison, Inc. (incorporated by reference to Exhibit 3.3 of SunEdison’s Form 8-K filed on June 5, 2013)

10.1	Amended and Restated SunEdison, Inc. 2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 of SunEdison's Form 8-K filed on June 5, 2013)

31.1	Certification by the Chief Executive Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunEdison, Inc.
/s/ Brian Wuebbels
August 7, 2013	Name:	Brian Wuebbels
	Title:	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description

31.1	Certification by the Chief Executive Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document