Form 10-Q/A
period 2013-03-31
SUNEDISON, INC.
filed 2013-08-20
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

INTRODUCTORY NOTE

SunEdison, Inc. (formerly known as MEMC Electronic Materials, Inc.) (the “Company”) is filing this Amendment No. 1 to Form 10-Q to include a revised redacted Exhibit 10.94. Exhibit 10.94 to the Form 10-Q is an amendment to a solar wafer supply agreement between the Company and Tainergy Tech Co., Ltd. The Company is seeking confidential treatment for certain portions of the amendment. In response to comments from the staff of the Securities and Exchange Commission to the Company's request for confidential treatment, the Company is modifying the redactions to that amendment. Pursuant to the rules of the Commission in respect of amendments to previously filed reports, the Company is setting forth all of Item 6 of Part II, but no other changes from the previous filing on May 9, 2013 have been made thereto.

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

3(ii)	Restated By-laws of MEMC (incorporated by reference to Exhibit 3.1 of MEMC’s Form 8-K filed on February 25, 2010)

10.94*	Amendment Number 1 to Solar Wafer Supply Agreement, dated March 29, 2013, by and between MEMC Singapore Pte. Ltd. and Tainergy Tech Co., Ltd.

10.95†	2012 MEMC Downstream Solar Bonus Plan (previously filed)

31.1	Certification by the Chief Executive Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed)

31.2	Certification by the Chief Financial Officer of MEMC pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed)

32	Certification by the Chief Executive Officer and the Chief Financial Officer of MEMC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed)

101.INS	XBRL Instance Document (previously filed)

101.SCH	XBRL Taxonomy Extension Schema Document (previously filed)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (previously filed)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (previously filed)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (previously filed)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (previously filed)

*	Confidential treatment of certain portions of this document has been requested.
†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunEdison, Inc.
/s/ Brian Wuebbels
August 20, 2013	Name:	Brian Wuebbels
	Title:	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description

10.94*	Amendment Number 1 to Solar Wafer Supply Agreement, dated March 29, 2013, by and between MEMC Singapore Pte. Ltd. and Tainergy Tech Co., Ltd.

_________________________

*	Confidential treatment of certain portions of this document has been requested.