Form 10-Q
period 2013-09-30
SUNEDISON, INC.
filed 2013-11-12
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s common stock outstanding at November 9, 2013 was 266,604,021.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net sales	$611.5	$601.6	$1,456.4	$1,929.2
Cost of goods sold	550.9	514.7	1,296.9	1,701.8
Gross profit	60.6	86.9	159.5	227.4
Operating expenses:
Marketing and administration	91.1	68.9	240.2	235.2
Research and development	18.6	17.4	54.1	55.8
Restructuring and impairment (reversals) charges (see Note 2)	—	(58.3)	(5.6)	(53.0)
Operating (loss) income	(49.1)	58.9	(129.2)	(10.6)
Non-operating expense (income):
Interest expense	45.2	28.0	127.3	100.3
Interest income	(0.7)	(0.9)	(2.0)	(2.8)
Other, net	5.5	(2.4)	9.0	0.1
Total non-operating expense	50.0	24.7	134.3	97.6
(Loss) income before income taxes and equity in loss of joint ventures	(99.1)	34.2	(263.5)	(108.2)
Income tax expense (benefit)	17.1	(3.3)	50.2	27.9
(Loss) income before equity in loss of joint ventures	(116.2)	37.5	(313.7)	(136.1)
Equity in income (loss) of joint ventures, net of tax	4.1	0.9	3.8	(0.9)
Net (loss) income	(112.1)	38.4	(309.9)	(137.0)
Net loss (income) attributable to noncontrolling interests	4.1	(1.4)	9.6	(1.8)
Net (loss) income attributable to SunEdison stockholders	$(108.0)	$37.0	$(300.3)	$(138.8)
Basic (loss) earnings per share (see Note 8)	$(0.47)	$0.16	$(1.32)	$(0.61)
Diluted (loss) earnings per share (see Note 8)	$(0.47)	$0.16	$(1.32)	$(0.61)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
In millions
Net (loss) income	$(112.1)	$38.4	$(309.9)	$(137.0)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	13.7	13.5	(38.7)	2.7
Net unrealized gain (loss) on available-for-sale securities	0.8	(2.8)	0.9	(1.5)
Gain (loss) on hedging instruments	9.7	(0.7)	(5.8)	(0.8)
Actuarial gain (loss) and amortization of prior service cost	1.9	0.2	1.9	(8.9)
Other comprehensive income (loss), net of tax	26.1	10.2	(41.7)	(8.5)
Total comprehensive (loss) income	(86.0)	48.6	(351.6)	(145.5)
Net loss (income) attributable to noncontrolling interests	4.1	(1.4)	9.6	(1.8)
Net foreign currency translation adjustment attributable to noncontrolling interests	(4.8)	(1.1)	(2.2)	(1.0)
Comprehensive (loss) income attributable to SunEdison stockholders	$(86.7)	$46.1	$(344.2)	$(148.3)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents, including consolidated variable interest entities of $149.3 and $6.9 in 2013 and 2012, respectively	$640.3	$572.6
Restricted cash, including consolidated variable interest entities of $54.1 and $1.8 in 2013 and 2012, respectively	117.1	72.4
Accounts receivable, less allowance for doubtful accounts of $5.1 and $4.4 in 2013 and 2012, respectively	335.3	220.4
Inventories	207.8	247.8
Solar energy systems held for development and sale	356.7	133.8
Prepaid expenses and other current assets	246.1	212.4
Total current assets	1,903.3	1,459.4
Property, plant and equipment, net:
Non-solar energy systems, net of accumulated depreciation of $981.3 and $891.3 in 2013 and 2012, respectively	1,151.8	1,213.1
Solar energy systems, including consolidated variable interest entities of $299.6 and $53.1 in 2013 and 2012, respectively, net of accumulated depreciation of $107.3 and $72.8 in 2013 and 2012, respectively	1,884.9	1,459.9
Restricted cash	59.0	50.2
Other assets	566.0	562.7
Total assets	$5,565.0	$4,745.3

See accompanying notes to unaudited condensed consolidated financial statements.

	September 30, 2013	December 31, 2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short term borrowings	$19.7	$3.4
Short-term solar energy system financing and capital lease obligations, including consolidated variable interest entities of $31.7 and $2.9 in 2013 and 2012, respectively	261.6	97.8
Accounts payable	667.5	477.0
Accrued liabilities	408.6	343.0
Contingent consideration payable related to acquisitions	26.8	23.1
Deferred revenue for solar energy systems	120.2	113.1
Customer and other deposits	34.8	77.2
Total current liabilities	1,539.2	1,134.6
Long-term debt, less current portion	756.1	758.7
Long-term solar energy system financing and capital lease obligations, less current portion, including consolidated variable interest entities of $364.9 and $69.2 in 2013 and 2012, respectively	2,080.9	1,508.4
Customer and other deposits	165.4	184.5
Deferred revenue for solar energy systems	101.7	146.0
Non-solar energy system deferred revenue	3.5	29.2
Other liabilities	334.7	306.5
Total liabilities	4,981.5	4,067.9

Redeemable noncontrolling interest	—	11.3
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding in 2013 and 2012	—	—
Common stock, $.01 par value, 300.0 shares authorized, 266.6 and 241.9 shares issued and outstanding in 2013 and 2012, respectively	2.7	2.4
Additional paid-in capital	449.0	647.7
Retained earnings	119.0	425.3
Accumulated other comprehensive loss	(83.7)	(39.8)
Treasury stock, 0 and 10.6 shares in 2013 and 2012, respectively	—	(460.3)
Total SunEdison stockholders’ equity	487.0	575.3
Noncontrolling interests	96.5	90.8
Total stockholders’ equity	583.5	666.1
Total liabilities and stockholders’ equity	$5,565.0	$4,745.3

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine months ended
	September 30, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(309.9)	$(137.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	192.4	168.4
Stock-based compensation	23.0	22.2
Expense for deferred taxes	40.2	4.3
Impairment of long-lived assets	—	17.9
Other non-cash	(21.8)	15.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(95.0)	(50.5)
Inventories	44.4	79.4
Solar energy systems held for development and sale	(156.8)	(114.5)
Accounts payable	105.9	(205.4)
Deferred revenue for solar energy systems	(59.2)	101.0
Customer and other deposits	(39.5)	(34.7)
Accrued liabilities	49.4	(37.5)
Other long term liabilities	(38.1)	(140.2)
Other	(42.6)	27.8
Net cash used in operating activities	(307.6)	(283.4)
Cash flows from investing activities:
Capital expenditures	(101.2)	(100.3)
Construction of solar energy systems	(261.3)	(193.2)
Purchases of cost and equity method investments	(46.6)	(35.2)
Net proceeds from equity method investments	68.4	3.0
Change in restricted cash	(16.8)	(1.3)
Cash paid for acquisition, net of cash acquired	(7.3)	—
Receipts from vendors for deposits and loans	0.6	4.8
Other	4.9	(0.1)
Net cash used in investing activities	(359.3)	(322.3)
Cash flows from financing activities:
Proceeds from second lien term loan	—	196.0
Cash paid for contingent consideration for acquistions	(0.8)	(58.0)
Proceeds from solar energy system financing and capital lease obligations	626.4	720.3
Repayments of solar energy system financing and capital lease obligations	(64.4)	(184.0)
Net repayments of customer deposits related to long-term supply agreements	(51.7)	(23.6)
Principal payments on long term debt	(1.4)	(1.8)
Common stock issued (repurchased)	239.6	(0.1)
Proceeds from noncontrolling interests	25.9	16.4
Debt financing fees	(25.6)	(35.2)
Other	(1.4)	—
Net cash provided by financing activities	746.6	630.0
Effect of exchange rate changes on cash and cash equivalents	(12.0)	(0.3)
Net increase in cash and cash equivalents	67.7	24.0
Cash and cash equivalents at beginning of period	572.6	585.8
Cash and cash equivalents at end of period	$640.3	$609.8
Supplemental schedule of non-cash investing and financing activities:
Debt transferred to and assumed by buyer upon sale of solar energy systems	$55.5	$346.2
Contingent consideration provided for acquisition	$22.4	$—

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. (FKA MEMC ELECTRONIC MATERIALS, INC.) AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Basis of Presentation
At the annual stockholders' meeting on May 30, 2013, stockholders approved a change in the name of the company from MEMC Electronic Materials, Inc. to SunEdison, Inc. As a result of the name change, effective June 3, 2013, the company's stock symbol on the New York Stock Exchange changed from "WFR" to "SUNE" to reflect the new corporate name.

The accompanying unaudited condensed consolidated financial statements of SunEdison, Inc. and subsidiaries ("SunEdison"), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. SunEdison has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's (the "SEC") requirements of Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2012, which contains SunEdison's audited financial statements for such year. Operating results for the three and nine month periods ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

During the three month period ended June 30, 2012, we recorded income tax expense for adjustments to deferred taxes which resulted in a net expense of $6.1 million. These adjustments were out of period because they related to our 2011 consolidated financial statements but were not considered material to our consolidated results of operations in 2011.

In connection with the preparation of our consolidated financial statements for the nine months ended September 30, 2012, management identified an error and revised the amounts previously presented for cost of goods sold due to a non-cash inventory adjustment which eliminated intercompany profit for the six months ended June 30, 2012.  This change increased our cost of goods sold for the nine months ended September 30, 2012 by $22.6 million.  We have determined that the effects of these revisions were not material to previously issued financial statements for the three months ended March 31, 2012 and the three and six months ended June 30, 2012. The company revised the condensed consolidated financial statements for the three months ended March 31, 2012 by increasing cost of goods sold by $6.6 million and revised the three and six months ended June 30, 2012 by increasing cost of goods sold by $16.0 million and $22.6 million, respectively, for this item during the first and second quarter 2013 filings that contain these financial statements.  This resulted in the net loss increasing from $92.0 million to $98.6 million in the three months ended March 31, 2012 and the net loss increasing from $61.3 million to $77.2 million and from $153.3 million to $175.8 million in the three and six months ended June 30, 2012, respectively.

In connection with the preparation of our consolidated financial statements for the nine months ended September 30, 2013, we have revised our previously reported balance sheet as of December 31, 2012 to report certain deferred tax balances totaling $43.7 million, which had previously been reported as net deferred taxes. As a result, as of December 31, 2012, "Prepaid Expenses and Other Current Assets" have been revised from $212.2 million to $212.4 million, "Other Assets" have been revised from $519.2 million to $562.7 million, "Accrued Liabilities" have been revised from $344.2 million to $343.0 million and "Other Liabilities" have been revised from $261.6 million to $306.5 million. We have determined the effects of these revisions were not material to previously issued financial statements for the year ended December 31, 2012. The revision had no effect on previously reported statements of operations, comprehensive income (loss), stockholders' equity or cash flows. These revisions have been reflected in this Form 10-Q to the extent applicable and will be reflected for all quarterly and annual periods presented in our future filings.

Reclassifications
The accompanying unaudited condensed consolidated financial statements for prior periods contain certain reclassifications to conform to the presentation used in the current period.

Use of Estimates
In preparing our condensed consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for investments; depreciation; amortization; leases; accrued liabilities including restructuring, warranties, and employee benefits; derivatives; stock-based compensation; income taxes; solar energy system installation and related costs; percentage-of-completion on long-term construction contracts; the fair value of assets and liabilities recorded in connection with business combinations; and asset valuations, including allowances, among others. These estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, our future results of operations would be affected.
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

In February 2012, the FASB issued Accounting Standards Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends FASB ASU 2011-08 and states that companies can use a qualitative approach to measuring Intangibles, Goodwill and Other rather than a quantitative approach. In addition, it is not required for an entity to disclose the quantitative information about significant unobservable inputs used in fair value measurements categorized within level 3 of the fair value hierarchy required by paragraph 820-10-50-2 that relate to the financial accounting and reporting for an indefinite-lived intangible asset after its initial recognition. This standard was adopted on January 1, 2013 and did not have a material impact on our consolidated financial statements.

(2)	Restructuring (Reversals) Charges
During the second half of 2011, the semiconductor and solar industries experienced downturns, of which the downturn in solar was more severe. In order to better align our business to the then current and expected market conditions in the semiconductor and solar markets, as well as to improve the company's overall cost competitiveness and cash flows across both segments, we committed to a series of restructuring actions to reduce the company's global workforce, right size production capacity and accelerate operating cost reductions in 2012 and beyond (the "2011 Global Plan"). These restructuring actions included reducing the total workforce by approximately 20%, shuttering the company's Merano, Italy polysilicon facility, reducing production capacity at the company's Portland, Oregon crystal facility, slowing the ramp of the Kuching, Malaysia facility, as well as consolidating our solar wafering and solar energy systems operations into a single Solar Energy business unit effective January 1, 2012. The 2011 Global Plan was substantially completed in 2012, except for certain voluntary termination benefits which may be paid in 2013, and ongoing negotiations with certain vendors and suppliers, including those affecting our Merano, Italy polysilicon facility, related to these restructuring activities. We are continuing to evaluate our options for our shuttered polysilicon facility in Merano, Italy. These options include disposal of the facility through sale or other means or reopening the facility, which could occur in the future.

On August 8, 2013, we entered into a settlement agreement with ReneSola Singapore PTE. LTD (“ReneSola”) relating to the termination of the long-term polysilicon and long-term wafer supply agreement entered on June 9, 2010. This settlement agreement relieved each party of its remaining obligations. In relation to the supply agreement, we made a refundable deposit so that, in the event of a purchase shortfall during the term of the supply agreement, ReneSola could, pursuant to the terms of the supply agreement, apply any remaining deposits toward purchase shortfalls. Prior to the settlement agreement, there was approximately $34.8 million remaining in the refundable deposit. Since ReneSola was entitled to draw down on and retain the remainder of the refundable deposit upon execution of the settlement agreement, we reversed the remaining refundable deposit asset and corresponding customer deposit liability. There was no impact to the condensed consolidated statements of operations as a result of this settlement agreement.
On September 4, 2012, we executed two settlement agreements with Evonik Industries AG and Evonik Degussa SpA ("Evonik"), one of our suppliers, to settle disputes arising from our early termination of two take-or-pay supply agreements in connection with the 2011 Global Plan. One of the original supply agreements also included a provision for the construction and operation of a chlorosilanes plant located on our existing Merano, Italy polysilicon facility for our benefit. Pursuant to the settlement agreements, we were required to pay Evonik a total of 70.0 million Euro, of which 25.0 million Euro was paid in 2012, 10.0 million Euro was paid in the first quarter of 2013, 20.0 million Euro was paid in the second quarter of 2013, and the remaining 15.0 million Euro was paid in the third quarter of 2013. As a result of these settlement agreements, a favorable adjustment to our 2011 Global Plan accrual was recorded resulting in $69.2 million of income within restructuring and impairment (reversals) charges on the condensed consolidated statement of operations for the period ended September 30, 2012. On December 31, 2012, as part of the settlement with Evonik, we obtained title to the related chlorosilanes plant.
During the three and nine months ended September 30, 2013, $1.0 million and $7.6 million, respectively, of income was recognized pertaining to the 2011 Global Plan primarily as a result of a reversal of liabilities related to the costs associated with the Merano, Italy polysilicon and other semiconductor facilities due to settlements of certain obligations and changes in estimates, offset by immaterial expenses related to various restructuring activities.
We incurred tangible asset impairment charges of $14.2 million and $17.3 million, respectively, on solar wafering assets during the three and nine month periods ended September 30, 2012. It was determined that the related assets had no future service potential.
Details of expenses, cash payments and expected costs related to the 2011 Global Plan are set forth in the following table:

							As of September 30, 2013
In millions	Accrued, December 31, 2012	Year-to-Date Restructuring (Reversals)Charges	Cash Payments	Non-Cash Settlements	Currency	Accrued September 30, 2013	Cumulative Costs Incurred	Total Costs Expected to be Incurred
Severance and other employee benefits	$31.7	$(2.0)	$(1.6)	$—	$0.5	$28.6	$61.2	$61.2
Contract termination	134.5	(0.3)	(59.7)	(34.8)	0.4	40.1	164.3	164.3
Other	38.3	(5.3)	(5.5)	—	0.6	28.1	44.4	44.4
Total	$204.5	$(7.6)	$(66.8)	$(34.8)	$1.5	$96.8	$269.9	$269.9

(3)Inventories
Inventories consist of the following:

	As of	As of
In millions	September 30, 2013	December 31, 2012
Raw materials and supplies	$74.2	$89.1
Goods and work in process	81.0	109.1
Finished goods	52.6	49.6
Total inventories	$207.8	$247.8
Solar products expected to be sold externally are classified as finished goods and solar products expected to be consumed internally to support our downstream solar business are classified as goods and work in process.
(4)    Solar Energy Systems Held for Development and Sale
Solar energy systems held for development and sale consist of the following:

	As of	As of
In millions	September 30, 2013	December 31, 2012
Under development	$338.9	$133.8
Systems held for sale	17.8	—
Total solar energy systems held for development and sale	$356.7	$133.8

As of September 30, 2013, we have $17.8 million of solar energy systems held for sale related to a consolidated variable interest entity. As of December 31, 2012, there were no solar energy systems held for sale.

(5)	Debt and Capital Lease Obligations
Debt (including consolidated variable interest entities, "VIEs") and capital lease obligations outstanding consist of the following:

	As of September 30, 2013			As of December 31, 2012
	Total Principal	Current and Short-Term	Long-Term	Total Principal	Current and Short-Term	Long-Term
In millions
Non-solar energy system debt:
Senior notes	$550.0	$—	$550.0	$550.0	$—	$550.0
Second lien term loan	196.6	—	196.6	196.1	—	196.1
Long-term notes and other	29.2	19.7	9.5	16.0	3.4	12.6
Total non-solar energy system debt	$775.8	$19.7	$756.1	$762.1	$3.4	$758.7
Solar energy system debt, financings and capital leaseback obligations:
Short-term debt, weighted average interest rate of 7.24% and 6.47%, respectively	$56.5	$56.5	$—	$14.7	$14.7	$—
System pre-construction, construction and term debt	858.8	185.1	673.7	271.3	61.3	210.0
Capital leaseback obligations	136.8	7.1	129.7	93.3	7.5	85.8
Financing leaseback obligations	1,169.6	12.9	1,156.7	1,107.2	14.3	1,092.9
Other system financing transactions	120.8	—	120.8	119.7	—	119.7
Total solar energy system debt, financings and capital leaseback obligations	$2,342.5	$261.6	$2,080.9	$1,606.2	$97.8	$1,508.4
Total debt outstanding	$3,118.3	$281.3	$2,837.0	$2,368.3	$101.2	$2,267.1

Non-solar Energy System Debt

Senior Notes

On March 10, 2011, we issued $550.0 million of 7.75% Senior Notes due April 1, 2019 (the "2019 Notes"). We incurred $13.8 million in debt issuance costs, which are amortized into the condensed consolidated statement of operations over the eight year term. The 2019 Notes were sold at a price equal to 100.0% of the principal amount thereof. The 2019 Notes are guaranteed by certain of SunEdison's domestic subsidiaries (the "guarantors"). The 2019 Notes are senior unsecured obligations and are subordinated to all of our and the guarantors' existing and future secured debt.

The indenture governing the 2019 Notes contains covenants that limit our and certain subsidiaries' ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make certain restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to declare dividends, (v) to make other payments affecting restricted subsidiaries, (vi) to engage in certain transactions with affiliates, and (vii) to merge, consolidate or sell substantially all of our assets. These covenants are subject to a number of qualifications and limitations, and in certain situations, a cross default provision. As of September 30, 2013, we were in compliance with all covenants in the indenture governing the 2019 Notes. In addition, the indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the 2019 Notes when due, failure to comply with covenants under the indenture, failure to pay other indebtedness or acceleration of maturity of other indebtedness, failure to satisfy or discharge final judgments and occurrence of bankruptcy events.
Revolving Credit Facility
Our corporate revolving credit facility with Bank of America, N.A. is an aggregate principal amount of $400.0 million (the "Credit Facility"). The Credit Facility has a term of three years and expires in March 2014.

We have amended the Credit Facility from time to time to adjust various covenants to accommodate changes in our business results. Currently, our consolidated leverage ratio covenant under the Credit Facility is 2.5 to 1.0, and our minimum liquidity covenant under the Credit Facility requires a variable minimum liquidity amount based on our trailing twelve month consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). Our minimum liquidity covenant amount under the Credit Facility is $500 million in the event our trailing twelve month consolidated EBITDA is less than $400 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400 million and less than $600 million, our minimum liquidity amount will be $400 million. In the event it is greater than or equal to $600 million and less than $850 million, our minimum liquidity will be $300 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850 million, then no minimum liquidity amount is required.

The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio and the variable minimum liquidity amount discussed above.  The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $35 million, excluding our non-recourse indebtedness. Our liquidity position was in excess of the minimum liquidity amount by $410.6 million and our consolidated leverage ratio was 1.7 at September 30, 2013. As of September 30, 2013, we were in compliance with all covenants of the Credit Facility.
As of September 30, 2013 and December 31, 2012, we had no borrowings outstanding under the Credit Facility, although we had approximately $229.7 million and $121.8 million, respectively, of outstanding third party letters of credit backed by the Credit Facility at such dates, which reduces the available capacity. Therefore, funds available under the Credit Facility were $170.3 million and $278.2 million as of September 30, 2013 and December 31, 2012, respectively.
Long-term Notes
Long-term notes at September 30, 2013 primarily consists of $12.5 million owed to a bank by our Japanese subsidiary, are guaranteed by us, and are secured by the property, plant and equipment of our Japanese subsidiary. Such guarantees would require us to satisfy the loan obligations in the event that our Japanese subsidiary failed to pay such debt in accordance with its stated terms. These loans mature in years ranging from 2013 to 2017.

Second Lien Term Loan
On September 28, 2012, we entered into a Second Lien Credit Agreement ("Term Loan") with Goldman Sachs Bank USA and Deutsche Bank Securities Inc. providing for a term loan maturing on October 2, 2017 in an aggregate principal amount of $200.0 million, with a 2.0% discount to par for proceeds of $196.0 million. Additionally, we incurred $10.8 million in debt issuance costs, which are amortized into the condensed consolidated statement of operations over the five year term. As of September 30, 2013, the current interest rate on the Term Loan is 10.75%.

On January 15, 2013, we entered into an interest rate cap with a notional amount of $200.0 million, a cap rate of 1.50%, an effective date of March 28, 2013 and a maturity date of September 30, 2015. The interest rate cap hedges the 3-month LIBOR variable rate maintained within the Term Loan, as described in Note 6.

Similar to the Credit Facility (discussed above), the Term Loan contains affirmative and negative covenants. These include but are not limited to limiting the company's and certain of our subsidiaries' ability, subject to certain exceptions and qualifications, (i) to create, incur, assume or suffer any liens on assets or revenues, (ii) to make other restricted payments and investments, (iii) to incur indebtedness, (iv) to enter into certain transactions with affiliates, (v) to merge, consolidate or sell/dispose of assets, (vi) to enter into burdensome agreements, (vii) to engage in any material line of business different from current lines, or (viii) to prepay indebtedness or amend indebtedness that adversely affects the Term Loan lenders. These covenants are subject to a number of qualifications and limitations.

Additionally, the Term Loan has financial covenants requiring a consolidated leverage ratio of 3.0 to 1.0, and minimum liquidity levels depending on our trailing twelve-month consolidated EBITDA and also includes a cross default clause. Our minimum liquidity covenant amount will be $400 million in the event our trailing twelve month consolidated EBITDA is less than $400 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400 million and less than $600 million, our minimum liquidity amount will be $300 million. In the event it is greater than or equal to $600 million and less than $850 million, our minimum liquidity will be $200 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850 million then no minimum liquidity amount is required.  As of September 30, 2013, we were in compliance with all covenants of the Term Loan.

Other Financing Commitments
We have short-term committed financing arrangements of approximately $31.9 million at September 30, 2013, of which there were no short-term borrowings outstanding as of September 30, 2013. Of this amount, $10.5 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

During the three month periods ended September 30, 2013 and 2012, we capitalized $6.3 million and $4.3 million of interest, respectively. During the nine months ended September 30, 2013 and 2012, we capitalized $12.9 million and $15.7 million of interest, respectively.

Solar Energy System Debt, Financings and Capital Leaseback Obligations
Our solar energy systems for which we have short-term and long-term debt, capital leaseback and finance obligations are included in separate legal entities that we consolidate. Of this total debt outstanding, $2,294.5 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. This debt has recourse to those separate legal entities but no recourse to SunEdison under the terms of the applicable agreements. These finance obligations are collateralized by the related solar energy system assets. These obligations may also include limited guarantees by SunEdison of contractual obligations related to construction, operations, maintenance and certain indemnities.

Short–term Debt

We have a borrowing capacity of $150.0 million under the current terms of the SunEdison non-recourse project construction revolver. This revolver contains certain covenants that provide if our Corporate Family or Corporate Credit Rating for Moody's Investors Service ("Moody's") falls below "B1" or our Standard & Poor's ("S&P") rating falls below "B+", we will be required to post, at our election, a letter of credit or surety bond equal to 15.0% of the total outstanding balance in order to be able to continue to make additional borrowings under this facility. As of September 30, 2013, our ratings were "B3" and "B+" for Moody's and S&P, respectively. Because our Corporate Family Rating for Moody's was below "B1", a letter of credit equal to 15.0% of the $47.5 million outstanding balance was posted as of September 30, 2013.

This revolver also includes a customary material adverse effects clause whereby a breach may disallow a future draw but not accelerate payment. This revolver also contains a cross default clause whose remedy, among other rights, includes the right to restrict future loans as well as the right to accelerate principal and interest payments. Because this is non-recourse financing, covenants relate specifically to the collateral amounts and transfer of right restrictions.

As of September 30, 2013 and December 31, 2012, there was $47.5 million and $7.4 million, respectively, outstanding on this revolver. In the event additional construction financing is needed, we have the ability to draw upon the available capacity of our Credit Facility (discussed above). In the event we do not have adequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.
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

As of September 30, 2013, SunEdison had total solar energy system pre-construction, construction and term debt outstanding of $858.8 million. Included in this amount is $118.9 million of fixed rate non-recourse debt financing arrangement used to finance the construction of a SunEdison owned solar power plant executed in the third quarter of 2013. Also included in this amount, is $368.2 million related to variable rate debt with interest rates tied to various indexes, including the London Interbank Offered Rate, Euro Interbank Offer Rate, Canadian Dollar Offer Rate or the Prime Rate. A portion of the variable interest rates have been hedged by our outstanding interest rate swaps as discussed in Note 6. The interest rates on the pre-construction, construction and term debt range from 3.0% to 18.0%. The maturities range from 2013 to 2033 and these construction term debt facilities are collateralized by the related solar energy system assets with an aggregate carrying amount of $105.5 million.

During the second quarter of 2012, we violated covenants of two non-recourse solar energy system loans as a result of the devaluation of the local currency (Indian Rupee). On September 28, 2012, we obtained a waiver from the lender for the covenant violation, which has a grace period until November 20, 2013. During the grace period, the debt will be classified as short-term debt.  We make no assurance that the covenants will be met after the grace period. The solar energy systems for these two project companies collateralize the loans and there is no recourse outside of the project companies for repayment of this debt. The balance of the non-recourse debt was $24.0 million as of September 30, 2013.

Capital Leaseback Obligations

We are party to master lease agreements that provide for the sale and simultaneous leaseback of certain solar energy systems constructed by us. As of September 30, 2013, we had $136.8 million of capital lease obligations outstanding. Generally, this classification occurs when the term of the lease is greater than 75.0% of the estimated economic life of the solar energy system and the transaction is not subject to real estate accounting. The terms of the leases are typically 25 years, with certain leases providing terms as low as 10 years and providing for early buyout options. The specified rental payments are based on projected cash flows that the solar energy system will generate. Since the acquisition of SunEdison LLC by the company on November 20, 2009, SunEdison has not entered into any arrangements that have resulted in accounting for the sale-leaseback as a capital lease.
Financing Leaseback Obligations
In certain transactions, we account for the proceeds of sale-leasebacks as financings, which are typically secured by the solar energy system assets and its future cash flows from energy sales, but without recourse to SunEdison under the terms of the arrangement. The structure of the repayment terms under the lease typically results in negative amortization throughout the financing period, and we therefore recognize the lease payments as interest expense. The balance outstanding for sale-leaseback transactions recorded as financings as of September 30, 2013 is $1,169.6 million, which includes the transactions discussed below. The maturities range from 2021 to 2038 and are collateralized by the related solar energy system assets with a carrying amount of $1,186.5 million.

On March 31, 2011, one of SunEdison's project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $120.0 million, of which $101.8 million is outstanding and $18.2 million is available as of September 30, 2013. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.

On June 27, 2012, one of SunEdison's subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems. The total capacity under this agreement is $50.0 million, of which $12.0 million is outstanding and $38.0 million is available as of September 30, 2013. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.

On September 24, 2012, one of SunEdison's project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by SunEdison. The total capacity under this agreement is $102.0 million, of which $55.9 million is outstanding and $46.1 million is available as of September 30, 2013. The specified rental payments will be based on projected cash flows that the solar energy systems will generate.
Other System Financing Transactions

Other system financing transactions represent the cash proceeds that SunEdison received in connection with an executed solar energy system sales contract that has not met the sales recognition requirements under real estate accounting and has been accounted for as a financing. Included in other system financing is $18.0 million of proceeds collected under three separate solar energy system sales agreements with the buyer that provides the buyer with a put option that could become an obligation in the event that we are unable to fulfill certain performance warranties set to expire during 2015. The remaining portion of other system financings of $102.8 million relates to cash proceeds received in connection with separate solar energy system sales contracts for which SunEdison has substantial continuing involvement. There are no principal or interest payments associated with these transactions. These amounts are expected to be recorded to revenue when the contractual provisions and indemnifications expire as adjusted for actual losses.

(6)	Derivatives and Hedging Instruments
SunEdison’s derivatives and hedging activities consist of:

		Assets (Liabilities or Equity) Fair Value
In millions	Balance Sheet Location	As of September 30, 2013	As of December 31, 2012
Derivatives designated as hedging:
Cross currency swaps	Accrued liabilities	$(7.8)	$—
Cross currency swaps	Accumulated other comprehensive loss	$7.8	$—
Interest rate swaps	Accrued liabilities and other liabilities	$(28.6)	$(5.0)
Interest rate swaps	Accumulated other comprehensive loss	$2.3	$4.3
Interest rate cap	Prepaid and other current assets	$0.2	$—
Interest rate cap	Accumulated other comprehensive income	$(0.2)	$—
Derivatives not designated as hedging:
Suntech warrant	Other assets	$0.2	$0.2
Currency forward contracts	Prepaid and other current assets	$1.7	$0.5
Currency forward contracts	Accrued liabilities	$(1.4)	$(7.1)
Interest rate swaps	Prepaid and other current assets	$0.1	$—
Interest rate swaps	Accrued liabilities	$(0.4)	$—

		Losses (Gains)		Losses (Gains)
		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	Statement of Operations Location	2013	2012	2013	2012
Derivatives not designated as hedging:
Suntech warrant	Other, net	$(0.2)	$0.2	$—	$0.4
Currency forward contracts	Other, net	$(4.3)	$(7.6)	$6.2	$(6.4)
Interest rate swaps	Interest expense	$1.1	$—	$1.4	$—
To mitigate financial market risks of foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing our net exposure. A substantial portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen, the South African Rand and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time, we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts. As of September 30, 2013 and December 31, 2012, these currency forward contracts had aggregate notional amounts of $353.8 million and $320.5 million, respectively, and are accounted for as economic hedges.
During the second quarter of 2013, we entered into a cross currency swap with a notional amount of $185.8 million accounted for as a cash flow hedge. The amounts recorded to the condensed consolidated balance sheet, as provided in the table above, represent the fair value of the net amount that would settle on the balance sheet date if the swap was transferred to other third parties or canceled by us. The effective portion of this cash flow hedge instrument during the three and nine month periods ended September 30, 2013 was recorded to accumulated other comprehensive income (loss) on the condensed consolidated balance sheet. No ineffectiveness was recognized during the three and nine month periods ended September 30, 2013.
We have interest rate swap instruments with notional amounts totaling approximately $178.4 million and $40.7 million at September 30, 2013 and December 31, 2012, respectively, that are used to hedge floating rate debt. Some of these hedges are designated as cash flow hedges while others are designated as economic hedges. Under the interest rate swap agreements, we pay the fixed rate and the counterparty to the agreements pays us a floating interest rate. The amount recorded to the condensed consolidated balance sheet, as provided in the table above, represents the fair value of the net amount that we would settle on the balance sheet date if the agreements were transferred to other third parties or canceled by us. The effective portion of the cash flow hedges during the three and nine month periods ended September 30, 2013 and 2012 were recorded to accumulated other comprehensive income (loss) on the condensed consolidated balance sheets while the changes in fair value of the economic hedges were recorded to interest expense (income) within the condensed consolidated statement of operations. No ineffectiveness related to the cash flow hedges was recognized during the three and nine month periods ended September 30, 2013 and 2012.
On January 15, 2013, we entered into an interest rate cap with a notional amount of $200.0 million, a cap rate of 1.50%, an effective date of March 28, 2013 and a maturity date of September 30, 2015. The interest rate cap hedges the 3-month LIBOR variable rate maintained within the $200.0 million Term Loan. Under the agreement, we pay the fixed rate and the counterparty to the agreement pays SunEdison a floating interest rate. The interest rate cap is designated as a cash flow hedge. The changes in fair value are recorded to accumulated other comprehensive income (loss) on the condensed consolidated balance sheets, with any ineffectiveness recorded in the condensed consolidated statement of operations. No such ineffectiveness was recognized during the three and nine month periods ended September 30, 2013.
As of September 30, 2013, we have upward amortizing interest rate swap agreements that are used as an economic hedge related to several consolidated solar energy system projects for which we own 8.2% of the project companies. These instruments are used to hedge floating rate debt with a construction loan availability of $200.0 million and are not designated as a cash flow hedge. Under the swap agreement, we pay the fixed rate and the counterparty to the agreement pays us a floating interest rate. The amount recorded in the condensed consolidated balance sheet, as provided in the table above, represents the estimated fair value of the net amount that we would settle on September 30, 2013 if the agreements were transferred to other third parties or cancelled by us. Because these agreements are designated as an economic hedge and not accounted for under hedge accounting, the changes in fair value are recorded to interest expense (income) within the condensed consolidated statement of operations. During the three and nine month periods ended September 30, 2013, we recorded $0.7 million and an immaterial amount to interest expense, respectively, for fair value adjustments. These amounts are reduced in the condensed consolidated statement of operations by approximately $0.6 million and an immaterial amount, respectively, attributable to a non-controlling interest representing the 91.8% of the project companies we do not own. We also have an upward amortizing interest rate swap agreement that is designated as a cash flow hedge related to a solar energy system project. This instrument is used to hedge floating rate debt with a construction loan availability of $185.8 million. The changes in fair value are recorded to accumulated other comprehensive income (loss) on the condensed consolidated balance sheets, as provided in the table above, with any ineffectiveness recorded in the condensed consolidated statement of operations. No such ineffectiveness was recognized during the three and nine month periods ended September 30, 2013.

(7)	Fair Value Measurements

The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

In millions	As of September 30, 2013				As of December 31, 2012
Assets (liabilities):	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Available-for-sale investments	$—	$14.3	$—	$14.3	$—	$13.4	$—	$13.4
Suntech warrant	—	—	0.2	0.2	—	—	0.2	0.2
Interest rate swap liabilities	—	(29.0)	—	(29.0)	—	(5.0)	—	(5.0)
Interest rate swap assets	—	0.1	—	0.1	—	—	—	—
Interest rate cap	—	0.2	—	0.2	—	—	—	—
Currency forward liabilities	(1.4)	—	—	(1.4)	(6.6)	—	—	(6.6)
Currency forward assets	1.7	—	—	1.7	—	—	—	—
Cross currency swaps	—	(7.8)	—	(7.8)	—	—	—	—
Contingent consideration related to acquisitions	—	—	(50.4)	(50.4)	—	—	(24.9)	(24.9)
Total	$0.3	$(22.2)	$(50.2)	$(72.1)	$(6.6)	$8.4	$(24.7)	$(22.9)

There were no transfers into or out of Level 1, Level 2 or Level 3 financial instruments during the three and nine month periods ended September 30, 2013.
The following table summarizes changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2012 and September 30, 2013:

In millions	Suntech Warrant	Contingent Consideration Related to Acquisitions	Total
Balance, December 31, 2011	$0.5	$(90.8)	$(90.3)
Total unrealized losses included in earnings (1)	(0.4)	(11.5)	(11.9)
Acquisitions, sales, redemptions and payments	—	67.3	67.3
Balance, September 30, 2012	$0.1	$(35.0)	$(34.9)
Balance, December 31, 2012	$0.2	$(24.9)	$(24.7)
Total unrealized losses included in earnings (1)	—	(3.1)	(3.1)
Acquisitions	—	(22.4)	(22.4)
Balance, September 30, 2013	$0.2	$(50.4)	$(50.2)
The amount of total losses for the nine months ended September 30, 2013 included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(3.1)	$(3.1)
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

 The following table presents the carrying amount and estimated fair value of our outstanding short-term debt, long-term debt and capital lease obligations as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013		As of December 31, 2012
In millions	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Total debt and capital lease obligations	$3,118.3	$2,721.7	$2,368.3	$1,736.2
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

(8)     (Loss) Earnings Per Share

For the three month periods ended September 30, 2013 and 2012, basic and diluted (loss) earnings per share (“EPS”) was calculated as follows:

	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net (loss) income attributable to SunEdison stockholders	$(108.0)	$(108.0)	$37.0	$37.0
Adjustment of redeemable noncontrolling interest	(2.4)	(2.4)	(0.9)	(0.9)
Adjusted net (loss) income to SunEdison stockholders	$(110.4)	$(110.4)	$36.1	$36.1

EPS Denominator:
Weighted-average shares outstanding	236.9	236.9	230.9	230.9
Stock options and restricted stock units	—	—	—	1.1
(Loss) earnings per share	$(0.47)	$(0.47)	$0.16	$0.16
For the nine month periods ended September 30, 2013 and 2012, basic and diluted EPS was calculated as follows:

	Nine Months Ended September 30, 2013		Nine Months Ended September 30, 2012
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to SunEdison stockholders	$(300.3)	$(300.3)	$(138.8)	$(138.8)
Adjustment of redeemable noncontrolling interest	(6.8)	(6.8)	(0.9)	(0.9)
Adjusted net loss to SunEdison stockholders	$(307.1)	$(307.1)	$(139.7)	$(139.7)

EPS Denominator:
Weighted-average shares outstanding	233.3	233.3	230.8	230.8
Loss per share	$(1.32)	$(1.32)	$(0.61)	$(0.61)

For the three and nine month periods ended September 30, 2013 and 2012, the numerator of the EPS calculation included the amount recorded to adjust the redeemable noncontrolling interest balance to redemption value.  In subsequent periods, as a result of the Share Sale Agreement entered into with the noncontrolling interest holder (see Note 9), the numerator of the EPS calculation will be reduced by the noncontrolling interest holder’s share of any earnings of the subsidiary until we have repurchased all of the noncontrolling interest holder’s shares.

Weighted-average shares outstanding for the three and nine months periods ended September 30, 2013 includes the impact of the issuance of 34,500,000 shares of common stock on September 18, 2013 in a registered public offering (see Note 9).
For the three and nine months ended September 30, 2013, and for the nine month period ended September 30, 2012, all options to purchase SunEdison stock and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the respective periods. For the three months ended September 30, 2012, 31.7 million shares of stock options and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive.

(9)	Stockholders’ Equity and Redeemable Noncontrolling Interest
On September 18, 2013, we completed the issuance and sale in a registered public offering (the "Offering") of 34,500,000 shares of the Company's common stock, par value $0.01 per share, at a public offering price of $7.25 per share, less discounts and commissions of $0.29 per share. All of the shares of common stock previously held as treasury stock were issued in connection with the Offering. We received net proceeds of approximately $239.6 million, after deducting underwriting discounts and commissions and related offering costs.
The following table presents the change in total stockholders' equity for the nine month period ended September 30, 2013:

In millions	SunEdison Stockholders’ Equity	Noncontrolling Interest	Total Stockholders' Equity	Redeemable Noncontrolling Interest
Balance, January 1, 2013	$575.3	$90.8	$666.1	$11.3
Net loss	(300.3)	(6.4)	(306.7)	(3.2)
Translation adjustment, net	(40.9)	2.2	(38.7)	—
Adjustment of redeemable noncontrolling interest	(6.8)	—	(6.8)	6.8
Reclassification of redeemable noncontrolling interest to liability	—	—	—	(14.9)
Other comprehensive loss, net of tax	(3.0)	—	(3.0)	—
Stock plans, net	22.4	—	22.4	—
Issuance of common stock	239.6	—	239.6	—
Deconsolidation of entities	0.1	(6.2)	(6.1)	—
SunEdison - contributions from partner	0.6	16.1	16.7	—
Balance, September 30, 2013	$487.0	$96.5	$583.5	$—
Stock-Based Compensation
 We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors and consultants. As of September 30, 2013, there were 5.2 million shares available for future grant under these plans. During the second quarter of 2013, 16.5 million shares were registered for issuance under our equity incentive plan pursuant to a plan amendment approved by our stockholders at the annual stockholders' meeting on May 30, 2013. In September 2013, 5.6 million of these newly registered shares were issued in connection with the Offering discussed above.
The following table presents information regarding outstanding stock options as of September 30, 2013 and changes during the nine month period then ended:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	21,411,119	$6.12
Granted	5,778,183	8.74
Exercised	(183,102)	3.02
Forfeited	(2,550,469)	5.66
Expired	(431,628)	20.01
Outstanding at September 30, 2013	24,024,103	$6.57	$73.5	8
Options exercisable at September 30, 2013	4,546,599	$12.27	$6.6	6

The weighted-average grant-date fair value per share of options granted was $3.99 and $1.18 for the nine month periods ended September 30, 2013 and 2012, respectively.
The following table presents information regarding outstanding restricted stock units as of September 30, 2013 and changes during the nine month period then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2012	4,401,768
Granted	1,304,560
Converted	(852,204)
Forfeited	(641,828)
Outstanding at September 30, 2013	4,212,296	$35.8	2

The weighted-average fair value of restricted stock units per share on the date of grant was $8.74 and $3.09 for the nine month periods ended September 30, 2013 and 2012, respectively.
Stock-based compensation expense for the three month periods ended September 30, 2013 and 2012 was $8.8 million and $7.5 million, respectively. For the nine month periods ended September 30, 2013 and 2012, stock based compensation expense was $22.6 million and $21.9 million, respectively.

Redeemable Noncontrolling Interest

On June 27, 2012, we issued redeemable common stock in certain consolidated subsidiaries to a non-affiliated third party for $10.4 million in proceeds (net of stock issuance costs) representing a 15% noncontrolling interest in those consolidated subsidiaries, which was initially reported as Redeemable Noncontrolling Interest in the temporary equity section on the condensed consolidated balance sheet.  On September 24, 2013, we entered into a Share Sale Agreement with the noncontrolling interest holder, pursuant to which we agreed to repurchase the shares of redeemable common stock for a total of $14.9 million in four installments with payments beginning January 15, 2014 and continuing each quarter through October 15, 2014.

As a result of our unconditional obligation under the Share Sale Agreement, the amount previously reported as Redeemable Noncontrolling Interest was reclassified to Accrued Liabilities and Other Liabilities in the condensed consolidated balance sheet and adjusted to reflect the fair value of our obligation, which resulted in a reduction in retained earnings of $2.4 million.

(10)	Comprehensive Loss

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive loss includes foreign currency translations, gains (losses) on available-for-sale securities, gains (losses) on hedging instruments and pension adjustments.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax:

In millions	Foreign Currency Items (1)	Available-for-sale Securities	Hedging Activities	Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$32.3	$(7.6)	$(4.3)	$(60.2)	$(39.8)
Other comprehensive (loss) income before reclassifications	(40.9)	0.9	(5.4)	1.9	(43.5)
Amounts reclassified from accumulated other comprehensive income	—	—	(0.4)	—	(0.4)
Net current-period other comprehensive (loss) income	(40.9)	0.9	(5.8)	1.9	(43.9)
Balance, September 30, 2013	$(8.6)	$(6.7)	$(10.1)	$(58.3)	$(83.7)
__________________________

(1)	Excludes foreign currency adjustments as it relates to noncontrolling interests. Refer to the condensed consolidated statements of comprehensive loss.

The following table presents the changes in each component of accumulated other comprehensive loss, net of tax, and the affected line in the condensed consolidated statement of operations for reclassifications:

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
In millions	Net of Tax Amount	Net of Tax Amount
Foreign currency translation adjustments	$8.9	$(40.9)
Unrealized gain on available-for-sale securities	0.8	0.9
Unrealized gain (loss) on hedging instruments	9.7	(5.4)
Loss on settlements of hedging instruments (1)	—	(0.4)
Actuarial gain	1.9	1.9
Other comprehensive income (loss)	$21.3	$(43.9)
__________________________

(1)	These other comprehensive loss components are included in interest expense.

(11)	Income Taxes

In general, we record income tax expense (benefit) each quarter based on our best estimate as to the full year's effective tax rate. This estimated tax expense (benefit) is reported based on a pro-ration of the actual income earned in the period divided by the full year forecasted income (loss). There are certain items, however, which are given discrete period treatment, and the tax effects of those items are reported in the quarter that such events arise. Items that give rise to discrete recognition include (but are not limited to) finalizing tax authority examinations, changes in statutory tax rates and expiration of a statute of limitations.

The process for calculating income tax expense (benefit) includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The income tax expense in the three and nine month periods ended September 30, 2013 is associated with the result of the worldwide operational earnings mix at various rates and a net decrease to the accrual for uncertain tax positions due to the conclusion of the 2007-2010 Internal Revenue Service (“IRS”) examination, as separately discussed below. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and the expected impact of tax planning strategies. Our total deferred tax assets, net of valuation allowance, as of September 30, 2013 and December 31, 2012, were $45.5 million and $84.9 million, respectively. We believe that it is more likely than not, based on our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets which have not been offset by a valuation allowance at September 30, 2013.

We are subject to income taxes in the United States and numerous foreign jurisdictions. From time to time, we are subject to income tax audits in these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total amount accrued for uncertain tax positions decreased $36.2 million during the nine month period ended September 30, 2013. The decrease was due the closure of the 2007-2010 IRS examination, as separately discussed below. The total accrual for uncertain tax positions as of September 30, 2013 and December 31, 2012 was $17.0 million and $53.2 million, respectively.

During the first nine months of 2013, we determined the undistributed earnings of one of our foreign wholly owned subsidiaries would be remitted to the United States in the foreseeable future. These earnings were previously considered permanently reinvested in the business and the unrecognized deferred tax assets related to these earnings was not recognized. The deferred tax effect of these newly planned remittances was recorded as a discrete deferred tax benefit in the amount of $67.4 million, which was fully offset by a valuation allowance. The undistributed earnings of all other foreign subsidiaries are not expected to be remitted to the U.S. parent corporation in the foreseeable future. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Of our cash and cash equivalents as of September 30, 2013, approximately $396.8 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects.

During the quarter ended September 30, 2013, the IRS concluded its examination of our U.S. federal income tax returns for 2007 through 2010 and, as a result, we recorded favorable and unfavorable adjustments to our accrual for uncertain tax positions. The IRS finalized taxable income adjustments related to various cost allocations and taxable income adjustments attributable to our foreign operations. Our settlement of those positions with the IRS resulted in an increase to the income tax provision of $7.8 million which was accrued in the first quarter of 2013. Additionally, we had uncertain tax positions for deductions and tax credits that were effectively settled during the exam which reduced the accrual for uncertain tax positions by $33.2 million. The resolution of these matters resulted in an assessment of $11.8 million, which includes interest of $1.9 million (net of $1.0 million of federal tax benefit). The net effect to our 2013 tax provision from closure of the IRS examination was $9.6 million of tax expense.

We are currently under examination by the IRS for the 2011 tax year. We are also under examination by certain foreign tax jurisdictions. We believe it is reasonably possible that some portions of these examinations could be completed within the next twelve months and have currently recorded amounts in the financial statements that are reflective of the current status of these examinations.

(12)	Variable Interest Entities

Variable interest entities are generally entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders, as a group, lack one of more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses or (c) right to receive expected residual returns. We may establish joint ventures with non-related parties to share in the risks and rewards associated with solar energy system development, which are facilitated through equity ownership of solar energy related entities. We consolidate these solar energy related entities if we maintain the power to direct the activities which most significantly impact the solar energy related entity's performance and share significantly in the risks and rewards of the solar energy related entity.
We are the primary beneficiary of ten VIEs in solar energy related entities that we consolidated as of September 30, 2013. The carrying amounts and classification of our consolidated VIEs' assets and liabilities included in our condensed consolidated balance sheet are as follows:

In millions	As of September 30, 2013	As of December 31, 2012
Current assets	$325.1	$10.3
Noncurrent assets	329.8	56.2
Total assets	$654.9	$66.5
Current liabilities	$(121.3)	$(8.5)
Noncurrent liabilities	(449.4)	(69.6)
Total liabilities	$(570.7)	$(78.1)

The amounts shown in the table above exclude intercompany balances, which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources. There are no material VIEs for which we determined we were not the primary beneficiary.

During the third quarter of 2013, a VIE (Existing VIE) consolidated by us made an investment in an entity that was determined to be a VIE (New VIE) for which our consolidated Existing VIE was determined to be the primary beneficiary. Therefore, we have consolidated the underlying New VIE as of September 30, 2013. On July 26, 2013 New VIE acquired a solar energy business and performed preliminary purchase accounting with respect to the assets acquired and liabilities assumed. The initial accounting for the business combination is not complete as of September 30, 2013 because additional time is needed to obtain all of the data required to complete the acquisition accounting, including finalization of procedures to determine the estimated fair value of the assets acquired and liabilities assumed. Therefore, provisional amounts were used in the consolidation of New VIE as of July 26, 2013. These amounts are subject to change based on the finalization of the purchase accounting, including finalization of fair value measurements. The acquired business has certain third-party financial obligations which have no recourse to the general credit of the primary beneficiary or the Company. As of September 30, 2013 and for the period from July 26, 2013 to September 30, 2013, the total assets and liabilities of New VIE and the net loss attributable to SunEdison stockholders recorded in the condensed consolidated balance sheet and statement of operations were $335.6 million, $334.9 million, and $0.4 million, respectively. Future decisions made by New VIE, including potential changes to its capital structure, may impact our consolidation of New VIE in future periods.

(13)	Revenue and Profit Deferrals

Deferred revenue consists of the following:

In millions	As of September 30, 2013	As of December 31, 2012
Deferred revenue for solar energy systems:
Short-term profit deferrals and deposits on solar energy system sales	$120.2	$113.1
Long-term profit deferrals and deposits on solar energy system sales	82.1	126.4
Deferred subsidy revenue	19.6	19.6
Total solar energy system deferred revenue	$221.9	$259.1
Non-solar energy system deferred revenue:
Short-term deferred revenue	—	—
Long-term deferred revenue	3.5	29.2
Total non-solar energy system deferred revenue	3.5	29.2
Total deferred revenue	$225.4	$288.3

On September 30, 2013, we terminated our long-term solar wafer supply agreement with Gintech Energy Corporation (“Gintech”) originally entered into on October 25, 2006 and subsequently amended. Under the terms of the original supply agreement, we were to supply Gintech with solar wafers at agreed upon prices on a take or pay basis, and Gintech was required to advance funds to us in the form of both refundable and non-refundable deposits. As part of a separate agreement, we also acquired shares of Gintech stock and shares of stock in a related Gintech entity at amounts deemed to be less than fair value. The non-refundable deposit was recorded as deferred revenue since it could only be fully retained by us after we fulfilled our supply obligations pursuant to the supply agreement. The difference between fair value and the amounts paid for stock were also recorded as deferred revenue since this represented consideration provided by Gintech as part of the supply agreement. Throughout the term of the supply agreement, we have amortized a portion of the deferred revenue into revenue based on actual quantities delivered. As part of the settlement, Gintech agreed that we would retain $21.9 million of the non-refundable deposit without recourse. In relation to the settlement, we recognized $22.0 million of revenue in the third quarter of 2013 representing a portion of the unamortized non-refundable deposit and a portion of the unamortized difference between fair value and the amounts paid for the stock. The remaining $0.9 million of deferred revenue will be recognized when we complete our remaining performance commitments that are scheduled to be completed by December 31, 2013. Pursuant to the termination agreement, the remaining $35.1 million refundable deposit will be repaid to Gintech over time with payments beginning December 31, 2013 and continuing each quarter through June 30, 2016.

On March 29, 2013, we amended a long-term solar wafer supply agreement with Tainergy Tech Co., LTD ("Tainergy"). Under the terms of the supply agreement, we were to supply solar grade silicon wafers over a ten-year period at pre-determined pricing for certain volumes on a take-or-pay basis. Tainergy had advanced funds to us in the form of both refundable and non-refundable deposits pursuant to the agreement. Tainergy did not meet its purchase obligations pursuant to the supply agreement and agreed to settle the purchase shortfalls for the first four contract years. As part of the settlement, Tainergy agreed that we would deduct and retain $25.0 million of the refundable capacity reservation deposit without recourse and as a result, we recognized $25.0 million as revenue in the first quarter of 2013. In addition to the settlement of purchase shortfalls for the first four contract years, we agreed to significantly reduce required minimum purchase volumes in the remaining six contract years, as well as to modify the pricing terms to be based on market rates similar to other SunEdison long-term solar wafer supply agreements. The remaining deposit will be refunded ratably as purchases are made over the remaining six contract years. The forfeiture of the deposit of $25.0 million, which was previously reflected as a liability, has been reflected as cash provided by operating activities and cash used in financing activities in the condensed consolidated statement of cash flows.

On September 25, 2012, we agreed to terminate a long-term solar wafer supply agreement with Conergy AG. Under the terms of the supply agreement, we were to supply solar grade silicon wafers over a ten-year period at pre-determined pricing for certain volumes on a take-or-pay basis. Conergy had advanced funds to us in the form of both refundable and non-refundable deposits pursuant to the agreement. As part of the termination agreement with Conergy, we returned $21.3 million of the deposits and collected $26.7 million. In addition, Conergy agreed to assign to us certain operations and maintenance service agreements for solar projects in Germany, Italy and Spain or, if agreement could not be reached on those assignments, Conergy agreed to pay us $3.0 million in cash. This assignment was subject to our due diligence. We recognized $37.1 million as revenue at September 30, 2012 due to the fact we were relieved of our future performance obligations under the agreement. The retention of the deposit, which was previously reflected as a liability, in satisfaction of the take or pay requirement has been classified as an operating cash inflow in the condensed consolidated statement of cash flows. During the third quarter of 2013, pursuant to the terms of the termination agreement, we completed the due diligence period and elected not to take any operation and maintenance service agreements from Conergy and instead elected to receive the $3.0 million in cash, of which $2.0 million was collected in October 2013 with the remainder to be collected by December 31, 2013. There was no impact to the condensed consolidated statements of operations as a result of this election.

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

During the nine month period ended September 30, 2013, we made equity contributions of $40.6 million under the Supply and License Agreement. In total, we have made $96.9 million in equity contributions to the SMP JV. Since inception of the SMP JV, the deposits received from Samsung under the Supply and License Agreement have exceeded our investment, and we recorded this as a reduction in our equity investment balance, with the excess of $60.2 million recorded in long-term customer and other deposits. The cash received is recorded as an investing inflow within the condensed consolidated statement of cash flows. As of September 30, 2013, our investment balance in the SMP JV was zero. Our total cash commitments, inclusive of the $96.9 million invested thus far, are expected to be approximately $175.0 million through the first half of 2014. We expect our remaining cash commitments to be substantially offset by proceeds to be received under the Supply and License Agreement.

Purchase Obligations

We maintain long-term agreements with multiple suppliers in connection with the purchase of certain raw materials and long-term agreements with multiple subcontractors to manufacture solar wafers for us.
As part of our 2011 Global Plan, we provided notice to several of our vendors with whom we had long-term supply contracts that we would no longer be fulfilling our purchase obligations. In connection with the restructuring, we recorded significant restructuring liabilities associated with the estimated settlements arising from these actions based on management's best estimates of the ultimate outcome of these contract resolutions at that time. As of September 30, 2013, we have recorded total liabilities of $40.1 million associated with the estimated settlements arising from these purchase obligations with multiple vendors, $9.7 million of which is recorded to short-term accrued liabilities and $30.4 million is recorded as long-term other liabilities in our condensed consolidated balance sheet. The amount accrued as of September 30, 2013 represents our best estimate of the probable amounts to settle all of our purchase obligations based on presently known information, which involve the use of assumptions requiring significant judgment. We estimate the range of reasonably possible losses to be up to approximately $166.0 million, inclusive of the Wacker claims as discussed below in the legal proceedings section. These estimates include the contractual terms of the agreements, including whether or not there are fixed volumes and/or fixed prices. In addition, under certain contracts, the counterparty may have a contractual obligation to sell the materials to mitigate their losses. We also included in our estimate of losses consideration around whether we believe the obligation will be settled through arbitration, litigation or commercially viable alternative resolutions or settlements. We intend to vigorously defend ourselves against any arbitration or litigation. Due to the inherent uncertainties of arbitration and litigation, we cannot predict the ultimate outcome or resolution of such actions. The actual amounts ultimately settled with these vendors could vary significantly, which could have a material adverse impact on our business, results of operations and financial condition.

Contingent Consideration

As of September 30, 2013, liabilities for contingent consideration were recorded and are outstanding in connection with acquisitions. The liability recognized under these arrangements was $50.4 million as of September 30, 2013, representing the estimated fair value of these obligations. Of the $50.4 million liability, $26.8 million is recorded as a short term liability in contingent consideration and $23.6 million is recorded as a long-term liability in other liabilities. The aggregate maximum payouts which could occur under these arrangements is $84.3 million in the form of cash and equity. Any future revisions to the fair value of the contingent consideration associated with business combinations outside of the measurement period, which could be material, will be recorded to the condensed consolidated statement of operations.
Commitments
Indemnifications
We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of September 30, 2013.
We generally warrant the operation of our solar energy systems for a period of time. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of historical material warranty claims and expected future claims, we have recorded an immaterial warranty accrual related to solar energy systems as of September 30, 2013. We may also indemnify our customers for tax credits and feed in tariffs associated with the systems we construct and then sell, including sale leasebacks. During the nine month period ended September 30, 2013, we did not make any material payments under the terms of the sale agreements to indemnify our customers for shortfalls in amounts approved by the U.S. Treasury Department related to the Grant in Lieu program tax credits. Based on current information, we are unable to estimate additional exposures to the indemnification of tax credits and feed in tariffs.

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
Legal Proceedings
We are involved in various legal proceedings, claims, investigations and other legal matters which arise in the ordinary course of business. Although it is not possible to predict the outcome of these matters, we believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, cash flows or results of operations.
S.O.I.TEC Silicon on Insulator Technologies S.A. ("Soitec") v. SunEdison, Inc.
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
SunEdison believes the above class action is without merit, and we will assert a vigorous defense. Due to the inherent uncertainties of litigation, we cannot predict the ultimate outcome or resolution of the foregoing class action proceedings or estimate the amounts of, or potential range of, loss with respect to these proceedings. An unfavorable outcome is not expected to have a material adverse impact on our business, results of operations and financial condition. We have indemnification agreements with each of our present and former directors and officers, under which we are generally required to indemnify each such director or officer against expenses, including attorney's fees, judgments, fines and settlements, arising from actions such as the lawsuits described above (subject to certain exceptions, as described in the indemnification agreements).

Wacker Chemie AG v. SunEdison, Inc.

On December 20, 2012, Wacker Chemie AG (“Wacker”) filed a notice of arbitration with the Swiss Chambers’ Arbitration Institution (the “SCAI”) against the company, requesting the resolution of a dispute arising from two agreements and a subsequent settlement agreement entered into between Wacker and the company. Following a hearing before the Arbitral Tribunal where procedural matters were established by the SCAI pursuant to the parties’ agreement, on September 27, 2013, Wacker filed a complete statement of claim. In the statement of claim, Wacker alleges that the company failed to comply with its contractual obligations, in particular that the company failed to take or pay for certain quantities of polycrystalline silicon as required under the settlement agreement. Wacker claims a payment of 22.8 million Euro plus interest for the payment of outstanding invoices and an amount of 68.6 million Euro for damages it claims as a result of the alleged breach by the company through August 2013, and an amount of approximately 23.6 million Euro (yet to be determined) for damages it claims as a result of the alleged breach by the company for the months of September, October, November and December 2013, plus interest thereon. These amounts are included in the estimated range of reasonably possible losses as discussed above in the purchase obligations section. The company intends to vigorously defend this action and will file, pursuant to the procedural timetable, a complete statement of defense on or before December 27, 2013.

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

(15)	Reportable Segments
We are organized by end market, with two business segments: Semiconductor Materials and Solar Energy.

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2013	2012	2013	2012
Net sales:
Semiconductor Materials	$230.7	$240.3	$699.5	$689.0
Solar Energy	380.8	361.3	756.9	1,240.2
Consolidated net sales	$611.5	$601.6	$1,456.4	$1,929.2
Operating income (loss):
Semiconductor Materials	$(0.8)	$8.7	$4.2	$(8.1)
Solar Energy	(17.3)	75.8	(53.3)	70.4
Corporate and Other	(31.0)	(25.6)	(80.1)	(72.9)
Consolidated operating (loss) income	$(49.1)	$58.9	$(129.2)	$(10.6)
Interest (income) expense:
Semiconductor Materials	$—	$(0.3)	$(0.9)	$(0.8)
Solar Energy	25.1	14.7	67.0	60.7
Corporate and Other	20.1	13.6	61.2	40.4
Consolidated interest expense	$45.2	$28.0	$127.3	$100.3
Depreciation and amortization:
Semiconductor Materials	$29.4	$30.6	$90.4	$92.6
Solar Energy	38.7	26.5	95.7	70.5
Corporate and Other	2.5	2.0	6.3	5.3
Consolidated depreciation and amortization	$70.6	$59.1	$192.4	$168.4
Capital expenditures:
Semiconductor Materials	$17.2	$14.6	$65.8	$55.6
Solar Energy (1)	150.4	44.9	291.3	231.3
Corporate and Other	2.8	—	5.4	6.6
Consolidated capital expenditures	$170.4	$59.5	$362.5	$293.5
__________________________

(1)
Includes construction of solar energy systems of $138.8 million and $35.5 million in the three month periods ended September 30, 2013 and 2012, respectively, and construction of solar energy systems of $261.3 million and $193.2 million in the nine month periods ended September 30, 2013 and 2012, respectively.

Solar Energy

On September 30, 2013, we entered into a termination agreement with Gintech, terminating our solar wafer supply agreement, and recognized $22.0 million of revenue related to that termination in the three month period ended September 30, 2013. See Note 13.

During the nine month period ended September 30, 2013, we recognized revenue of $25.0 million as a result of the amendment of the Tainergy long-term solar wafer supply agreement. See Note 13.

On September 25, 2012, we entered into a termination agreement with Conergy, terminating our solar wafer supply agreement, and recognized $37.1 million of revenue related to that termination in the three month period ended September 30, 2012. See Note 13.
We incurred tangible asset impairment charges of $14.2 million and $17.3 million on solar wafering assets during the three and nine month periods ended September 30, 2012, respectively. It was determined that the related assets had no future service potential.

On September 4, 2012, we settled disputes with Evonik arising from our early termination of two supply agreements. As part of this settlement, we recognized $69.2 million of operating income in the three month period ended September 30, 2012. See Note 2.

(16)	Proposed Initial Public Offering of Semiconductor Business

On August 22, 2013, we announced our plan to pursue an initial public offering (the “ Semiconductor Offering”) of our semiconductor business through a newly formed company to be known as SunEdison Semiconductor, Ltd., and in connection therewith, filed a registration statement with respect to such proposed Semiconductor Offering with the SEC on September 9, 2013. We plan to sell a minority ownership interest in the semiconductor business to the public. We have deferred all incremental costs directly attributable to this offering and will charge those costs against the gross proceeds of the offering as a reduction of SunEdison Semiconductor, Ltd.'s additional paid-in capital. Any incremental costs not directly attributable to the Semiconductor Offering will be expensed as incurred. The incremental costs are not material to our financial statements.

The completion of the proposed Semiconductor Offering is subject to market conditions and a final decision regarding the amount of interest to be sold to the public at the time of the offering will be determined by our Board of Directors at a date to be determined. Completion of the Semiconductor Offering and related items are subject to certain customary conditions, including approval by our Board of Directors of the final terms of the offering, receipt of all regulatory approvals, including the effectiveness of the registration statement filed with the SEC on September 9, 2013, including any subsequent amendments.

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

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2013
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$193.9	$224.8	$952.5	$(759.7)	$611.5
Cost of goods sold	208.1	221.4	778.5	(657.1)	550.9
Gross profit	(14.2)	3.4	174.0	(102.6)	60.6
Operating expenses:
Marketing and administration	30.2	23.0	37.9	—	91.1
Research and development	12.7	3.5	2.4	—	18.6
Restructuring and impairment (reversals) charges	0.5	0.3	(0.8)	—	—
Operating (loss) income	(57.6)	(23.4)	134.5	(102.6)	(49.1)
Non-operating expense (income):
Interest expense	22.1	5.5	17.6	—	45.2
Interest income	—	—	(0.7)	—	(0.7)
Other, net	(12.3)	6.3	11.5	—	5.5
Total non-operating expense	9.8	11.8	28.4	—	50.0
(Loss) income before income taxes, investment in subsidiary (loss) income and equity in loss of joint ventures	(67.4)	(35.2)	106.1	(102.6)	(99.1)
Income tax (benefit) expense	(161.0)	155.1	22.8	0.2	17.1
Income (loss) before investment in subsidiary income (loss) and equity in income (loss) of joint ventures	93.6	(190.3)	83.3	(102.8)	(116.2)
Investment in subsidiary (loss) income	(201.6)	(83.5)	—	285.1	—
Equity in income of joint ventures, net of tax	—	—	4.1	—	4.1
Net (loss) income	(108.0)	(273.8)	87.4	182.3	(112.1)
Net (income) loss attributable to noncontrolling interests	—	(0.5)	4.6	—	4.1
Net (loss) income attributable to SunEdison stockholders	$(108.0)	$(274.3)	$92.0	$182.3	$(108.0)

Unaudited Condensed Consolidating Statement of Operations
For the Three Months Ended September 30, 2012
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$189.7	$375.9	$667.2	$(631.2)	$601.6
Cost of goods sold	204.1	410.9	577.2	(677.5)	514.7
Gross profit	(14.4)	(35.0)	90.0	46.3	86.9
Operating expenses:
Marketing and administration	26.3	14.3	28.3	—	68.9
Research and development	11.9	3.7	1.8	—	17.4
Restructuring and impairment (reversals) charges	16.2	(1.1)	(73.4)	—	(58.3)
Operating (loss) income	(68.8)	(51.9)	133.3	46.3	58.9
Non-operating expense (income):
Interest expense	12.4	—	15.6	—	28.0
Interest income	—	—	(0.9)	—	(0.9)
Other, net	(11.0)	17.7	(10.8)	1.7	(2.4)
Total non-operating expense	1.4	17.7	3.9	1.7	24.7
(Loss) income before income taxes, investment in subsidiary (loss) income and equity in loss of joint ventures	(70.2)	(69.6)	129.4	44.6	34.2
Income tax (benefit) expense	(22.2)	(4.6)	24.8	(1.3)	(3.3)
(Loss) income before investment in subsidiary (loss) income and equity in loss of joint ventures	(48.0)	(65.0)	104.6	45.9	37.5
Investment in subsidiary income (loss)	85.0	80.6	—	(165.6)	—
Equity in loss of joint ventures, net of tax	—	—	0.9	—	0.9
Net income (loss)	37.0	15.6	105.5	(119.7)	38.4
Net income attributable to noncontrolling interests	—	(0.4)	(1.0)	—	(1.4)
Net income (loss) attributable to SunEdison stockholders	$37.0	$15.2	$104.5	$(119.7)	$37.0

Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2013
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$580.8	$385.2	$2,262.9	$(1,772.5)	$1,456.4
Cost of goods sold	625.9	377.4	2,005.4	(1,711.8)	1,296.9
Gross profit	(45.1)	7.8	257.5	(60.7)	159.5
Operating expenses:
Marketing and administration	84.9	62.5	92.8	—	240.2
Research and development	36.4	9.9	7.8	—	54.1
Restructuring and impairment (reversals) charges	1.5	0.3	(7.4)	—	(5.6)
Operating (loss) income	(167.9)	(64.9)	164.3	(60.7)	(129.2)
Non-operating expense (income):
Interest expense	61.8	13.1	52.4	—	127.3
Interest income	—	—	(2.0)	—	(2.0)
Other, net	(24.1)	0.3	32.8	—	9.0
Total non-operating expense	37.7	13.4	83.2	—	134.3
(Loss) income before income taxes, investment in subsidiary (loss) income and equity in loss of joint ventures	(205.6)	(78.3)	81.1	(60.7)	(263.5)
Income tax (benefit) expense	(225.6)	204.6	70.0	1.2	50.2
Income (loss) before investment in subsidiary (loss) income and equity in loss of joint ventures	20.0	(282.9)	11.1	(61.9)	(313.7)
Investment in subsidiary (loss) income	(320.3)	(191.2)	—	511.5	—
Equity in loss of joint ventures, net of tax	—	—	3.8	—	3.8
Net (loss) income	(300.3)	(474.1)	14.9	449.6	(309.9)
Net (income) loss attributable to noncontrolling interests	—	(0.8)	10.4	—	9.6
Net (loss) income attributable to SunEdison stockholders	$(300.3)	$(474.9)	$25.3	$449.6	$(300.3)

Unaudited Condensed Consolidating Statement of Operations
For the Nine Months Ended September 30, 2012
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net sales	$545.1	$705.5	$2,288.7	$(1,610.1)	$1,929.2
Cost of goods sold	586.2	741.3	2,020.0	(1,645.7)	1,701.8
Gross profit	(41.1)	(35.8)	268.7	35.6	227.4
Operating expenses:
Marketing and administration	87.6	66.8	80.8	—	235.2
Research and development	37.5	11.3	7.0	—	55.8
Restructuring and impairment (reversals) charges	15.4	2.9	(71.3)	—	(53.0)
Operating (loss) income	(181.6)	(116.8)	252.2	35.6	(10.6)
Non-operating expense (income):
Interest expense	35.8	6.1	58.4	—	100.3
Interest income	(0.1)	—	(2.7)	—	(2.8)
Other, net	(39.4)	17.1	14.6	7.8	0.1
Total non-operating (income) expense	(3.7)	23.2	70.3	7.8	97.6
(Loss) income before income taxes, investment in subsidiary (loss) income and equity in loss of joint ventures	(177.9)	(140.0)	181.9	27.8	(108.2)
Income tax (benefit) expense	(68.9)	60.9	35.9	—	27.9
(Loss) income before investment in subsidiary (loss) income and equity in loss of joint ventures	(109.0)	(200.9)	146.0	27.8	(136.1)
Investment in subsidiary (loss) income	(29.8)	6.9	—	22.9	—
Equity in loss of joint ventures, net of tax	—	—	(0.9)	—	(0.9)
Net (loss) income	(138.8)	(194.0)	145.1	50.7	(137.0)
Net income attributable to noncontrolling interests	—	(0.8)	(1.0)	—	(1.8)
Net (loss) income attributable to SunEdison stockholders	$(138.8)	$(194.8)	$144.1	$50.7	$(138.8)

Unaudited Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended September 30, 2013
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net (loss) income	$(108.0)	$(273.8)	$87.4	$182.3	$(112.1)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	13.7	—	13.7
Net unrealized gain (loss) on available-for-sale securities	—	—	0.8	—	0.8
Unrealized gain on hedging instruments	0.5	—	9.2	—	9.7
Actuarial gain (loss) and amortization of prior service cost	1.9	—	—	—	1.9
Other comprehensive loss, before reclassifications	2.4	—	23.7	—	26.1
Amounts reclassified out of AOCI(1)	—	—	—	—	—
Other comprehensive income, net of tax	2.4	—	23.7	—	26.1
Total comprehensive (loss) income	$(105.6)	$(273.8)	$111.1	$182.3	$(86.0)
Net income attributable to noncontrolling interests	—	(0.5)	4.6	—	4.1
Net foreign currency translation adjustment attributable to noncontrolling interests	—	—	(4.8)	—	(4.8)
Comprehensive (loss) income attributable to SunEdison stockholders	$(105.6)	$(274.3)	$110.9	$182.3	$(86.7)

(1) Amounts reclassified out of AOCI relate to settlements of hedging instruments and are recognized in interest expense in the condensed consolidating statement of operations. See Note 10.

Unaudited Condensed Consolidating Statement of Comprehensive Loss
Three Months Ended September 30, 2012
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net income (loss)	$37.0	$15.6	$105.5	$(119.7)	$38.4
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	—	—	13.5	—	13.5
Net unrealized loss on available-for-sale securities	—	—	(2.8)	—	(2.8)
Unrealized loss on hedging instruments	—	—	(0.7)	—	(0.7)
Actuarial gain (loss) and amortization of prior service cost	0.2	—	—	—	0.2
Other comprehensive income, net of tax	0.2	—	10.0	—	10.2
Total comprehensive income (loss)	$37.2	$15.6	$115.5	$(119.7)	$48.6
Net income attributable to noncontrolling interests	—	(0.4)	(1.0)	—	(1.4)
Net translation adjustment attributable to noncontrolling interests	—	—	(1.1)	—	(1.1)
Comprehensive income (loss) attributable to SunEdison stockholders	$37.2	$15.2	$113.4	$(119.7)	$46.1

Unaudited Condensed Consolidating Statement of Comprehensive Loss
Nine Months Ended September 30, 2013
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net (loss) income	$(300.3)	$(474.1)	$14.9	$449.6	$(309.9)
Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustment	—	—	(38.7)	—	(38.7)
Net unrealized gain on available-for-sale securities	—	—	0.9	—	0.9
Unrealized gain (loss) on hedging instruments	0.1	—	(5.5)	—	(5.4)
Actuarial gain (loss) and amortization of prior service cost	1.9	—	—	—	1.9
Other comprehensive income (loss), before reclassifications	2.0	—	(43.3)	—	(41.3)
Amounts reclassified out of AOCI(1)	—	—	(0.4)	—	(0.4)
Other comprehensive income (loss), net of tax	2.0	—	(43.7)	—	(41.7)
Total comprehensive (loss) income	$(298.3)	$(474.1)	$(28.8)	$449.6	$(351.6)
Net loss (income) attributable to noncontrolling interests	—	(0.8)	10.4	—	9.6
Net foreign currency translation adjustment attributable to noncontrolling interests	—	—	(2.2)	—	(2.2)
Comprehensive (loss) income attributable to SunEdison stockholders	$(298.3)	$(474.9)	$(20.6)	$449.6	$(344.2)

(1) Amounts reclassified out of AOCI relate to settlements of hedging instruments and are recognized in interest expense in the condensed consolidating statement of operations. See Note 10.

Unaudited Condensed Consolidating Statement of Comprehensive Loss
Nine Months Ended September 30, 2012
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Net (loss) income	$(138.8)	$(194.0)	$145.1	$50.7	$(137.0)
Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustment	—	—	2.7	—	2.7
Net unrealized loss on available-for-sale securities	—	—	(1.5)	—	(1.5)
Unrealized loss on hedging instruments	—	—	(0.8)	—	(0.8)
Actuarial gain (loss) and amortization of prior service cost	1.6	—	(10.5)	—	(8.9)
Other comprehensive income (loss), net of tax	1.6	—	(10.1)	—	(8.5)
Total comprehensive (loss) income	$(137.2)	$(194.0)	$135.0	$50.7	$(145.5)
Net income attributable to noncontrolling interests	—	(0.8)	(1.0)	—	(1.8)
Net translation adjustment attributable to noncontrolling interests	—	—	(1.0)	—	(1.0)
Comprehensive (loss) income attributable to SunEdison stockholders	$(137.2)	$(194.8)	$133.0	$50.7	$(148.3)

Unaudited Condensed Consolidating Balance Sheet
September 30, 2013
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$131.5	$99.3	$409.5	$—	$640.3
Restricted cash	—	1.8	115.3	—	117.1
Accounts receivable, net	59.8	29.8	245.7	—	335.3
Inventories	22.8	22.8	191.1	(28.9)	207.8
Solar energy systems held for development and sale	—	—	410.6	(53.9)	356.7
Prepaid expenses and other current assets	29.7	49.7	166.7	—	246.1
Total current assets	243.8	203.4	1,538.9	(82.8)	1,903.3
Investments in subsidiaries	110.2	69.3	—	(179.5)	—
Property, plant and equipment, net:
Non-solar energy systems, net	65.0	282.7	853.0	(48.9)	1,151.8
Solar energy systems, net	—	1.2	1,812.2	71.5	1,884.9
Restricted cash	—	1.7	57.3	—	59.0
Other assets	82.1	58.4	425.5	—	566.0
Total assets	$501.1	$616.7	$4,686.9	$(239.7)	$5,565.0

Unaudited Condensed Consolidating Balance Sheet
September 30, 2013
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short term borrowing	$—	$—	$19.7	$—	$19.7
Short-term solar energy system financing and capital lease obligations	—	0.2	261.4	—	261.6
Accounts payable	26.2	23.2	618.1	—	667.5
Accrued liabilities	17.9	112.6	278.1	—	408.6
Contingent consideration payable related to acquisitions	—	26.8	—	—	26.8
Deferred revenue for solar energy systems	—	27.3	92.9	—	120.2
Customer and other deposits	7.6	0.5	26.7	—	34.8
Intercompany (receivable) payable and short-term notes	(907.1)	989.3	(82.2)	—	—
Total current liabilities	(855.4)	1,179.9	1,214.7	—	1,539.2
Long-term debt, less current portion	746.6	—	9.5	—	756.1
Long-term solar energy system financing and capital lease obligations, less current portion	—	9.7	2,071.2	—	2,080.9
Customer and other deposits	156.3	—	9.1	—	165.4
Deferred revenue for solar energy systems	—	30.1	71.6	—	101.7
Non-solar energy system deferred revenue	—	—	3.5	—	3.5
Long-term intercompany notes (receivable) payable	(68.4)	(94.5)	162.9	—	—
Other liabilities	35.0	10.4	289.3	—	334.7
Total liabilities	14.1	1,135.6	3,831.8	—	4,981.5
Redeemable noncontrolling interests	—	—	—	—	—
Total SunEdison stockholders’ equity	487.0	(519.5)	759.2	(239.7)	487.0
Noncontrolling interests	—	0.6	95.9	—	96.5
Total stockholders’ equity	487.0	(518.9)	855.1	(239.7)	583.5
Total liabilities and stockholders’ equity	$501.1	$616.7	$4,686.9	$(239.7)	$5,565.0

Unaudited Condensed Consolidating Balance Sheet
December 31, 2012
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
ASSETS
Current assets:
Cash and cash equivalents	$65.1	$60.0	$447.5	$—	$572.6
Restricted cash	—	—	72.4	—	72.4
Accounts receivable, net	62.0	23.7	134.7	—	220.4
Inventories	18.4	70.6	200.0	(41.2)	247.8
Solar energy systems held for development and sale	—	0.3	213.7	(80.2)	133.8
Prepaid expenses and other current assets	24.9	40.1	147.4	—	212.4
Total current assets	170.4	194.7	1,215.7	(121.4)	1,459.4
Investments in subsidiaries	498.2	564.2	—	(1,062.4)	—
Property, plant and equipment, net:
Non-solar energy systems, net	57.2	294.4	913.8	(52.3)	1,213.1
Solar energy systems, net	—	3.0	1,361.3	95.6	1,459.9
Restricted cash	—	1.7	48.5	—	50.2
Other assets	36.7	175.3	350.7	—	562.7
Total assets	$762.5	$1,233.3	$3,890.0	$(1,140.5)	$4,745.3

Unaudited Condensed Consolidating Balance Sheet
December 31, 2012
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt and short term borrowing	$—	$—	$3.4	$—	$3.4
Short-term solar energy system financing and capital lease obligations	—	0.2	97.6	—	97.8
Accounts payable	11.9	67.0	398.1	—	477.0
Accrued liabilities	32.8	42.5	267.7	—	343.0
Contingent consideration payable related to acquisitions	—	23.1	—	—	23.1
Deferred revenue for solar energy systems	—	40.7	72.4	—	113.1
Customer and other deposits	10.9	0.4	65.9	—	77.2
Intercompany (receivable) payable and short-term notes	(651.0)	764.3	(113.3)	—	—
Total current liabilities	(595.4)	938.2	791.8	—	1,134.6
Long-term debt, less current portion	746.1	—	12.6	—	758.7
Long-term solar energy system financing and capital lease obligations, less current portion	—	9.8	1,498.6	—	1,508.4
Customer and other deposits	87.8	—	96.7	—	184.5
Deferred revenue for solar energy systems	—	45.8	100.2	—	146.0
Non-solar energy system deferred revenue	—	—	29.2	—	29.2
Long-term intercompany notes (receivable) payable	(45.4)	(96.2)	141.6	—	—
Other liabilities	(5.9)	112.0	200.4	—	306.5
Total liabilities	187.2	1,009.6	2,871.1	—	4,067.9
Redeemable noncontrolling interests	—	—	11.3	—	11.3
Total SunEdison stockholders’ equity	575.3	223.7	916.8	(1,140.5)	575.3
Noncontrolling interests	—	—	90.8	—	90.8
Total stockholders’ equity	575.3	223.7	1,007.6	(1,140.5)	666.1
Total liabilities and stockholders’ equity	$762.5	$1,233.3	$3,890.0	$(1,140.5)	$4,745.3

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2013
(In millions)

	SunEdison, Inc.	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(48.6)	$5.5	$(431.7)	$167.2	$(307.6)
Cash flows from investing activities:
Capital expenditures	(11.4)	(8.2)	(81.6)	—	(101.2)
Construction of solar energy systems	—	—	(97.1)	(164.2)	(261.3)
Purchases of cost and equity method investments	—	(1.5)	(45.1)	—	(46.6)
Net proceeds from equity method investments	68.5	—	(0.1)	—	68.4
Change in restricted cash	—	(0.5)	(16.3)	—	(16.8)
Cash paid for acquisition, net of cash acquired	—	—	(7.3)	—	(7.3)
Receipts from vendors for deposits	—	—	0.6	—	0.6
Equity infusions or investments in subsidiaries	(66.8)	(24.2)	91.0	—	—
Other	0.7	(1.3)	8.5	(3.0)	4.9
Net cash used in investing activities	(9.0)	(35.7)	(147.4)	(167.2)	(359.3)
Cash flows from financing activities:
Cash paid for contingent consideration for acquisitions	—	(0.8)	—	—	(0.8)
Proceeds from solar energy system financing and capital lease obligations	—	—	626.4	—	626.4
Repayments of solar energy system financing and capital lease obligations	—	(0.1)	(64.3)	—	(64.4)
Net repayments of customer deposits related to long-term supply agreements	—	—	(51.7)	—	(51.7)
Principal payments on long term debt	—	—	(1.4)	—	(1.4)
Common stock issued and repurchased	239.6	—	—	—	239.6
Proceeds from noncontrolling interests	—	—	25.9	—	25.9
(Repayment) collection of intercompany debt	(115.0)	70.4	44.6	—	—
Debt financing fees	—	—	(25.6)	—	(25.6)
Other	(0.6)	—	(0.8)	—	(1.4)
Net cash provided by financing activities	124.0	69.5	553.1	—	746.6
Effect of exchange rate changes on cash and cash equivalents	—	—	(12.0)	—	(12.0)
Net increase (decrease) in cash and cash equivalents	66.4	39.3	(38.0)	—	67.7
Cash and cash equivalents at beginning of period	65.1	60.0	447.5	—	572.6
Cash and cash equivalents at end of period	$131.5	$99.3	$409.5	$—	$640.3

Unaudited Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2012
(In millions)

	SunEdison, Inc.		Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Consolidating Adjustments	Total
Cash flows from operating activities:
Net cash used in operating activities	$(100.2)		$28.9	$(152.5)	$(59.6)	$(283.4)
Cash flows from investing activities:
Capital expenditures	(14.7)		(16.3)	(69.3)	—	(100.3)
Construction of solar energy systems	—		—	(243.3)	50.1	(193.2)
Purchases of cost and equity method investments	(3.8)		—	(31.4)	—	(35.2)
Net proceeds from (used in) equity method investments	7.2		—	(4.2)	—	3.0
Change in restricted cash	—		(2.1)	0.8	—	(1.3)
Equity infusions or investments in subsidiaries	(44.0)		(6.7)	50.7	—	—
Receipts to vendors for deposits and loans	—		—	4.8	—	4.8
Other	1.9		—	(11.5)	9.5	(0.1)
Net cash used in investing activities	(53.4)		(25.1)	(303.4)	59.6	(322.3)

Cash flows from financing activities:
Cash paid for contingent consideration for acquisitions	—		(3.8)	(54.2)	—	(58.0)
Proceeds from solar energy system financing and capital lease obligations	—		8.4	711.9	—	720.3
Repayments of solar energy system financing and capital lease obligations	—		(0.5)	(183.5)	—	(184.0)
Net repayments of customer deposits related to long-term supply agreements	—		—	(23.6)	—	(23.6)
Principal payments on long term debt	—		—	(1.8)	—	(1.8)
(Repayment) collection of intercompany debt	(33.8)	—	9.5	24.3	—	—
Common stock issued and repurchased	(0.1)		—	—	—	(0.1)
Second lien term loans	196.0		—	—	—	196.0
Proceeds from noncontrolling interests	—		—	16.4	—	16.4
Debt financing fees	(12.7)		—	(22.5)	—	(35.2)
Net cash provided by financing activities	149.4		13.6	467.0	—	630.0
Effect of exchange rate changes on cash and cash equivalents	(0.2)		—	(0.1)	—	(0.3)
Net (decrease) increase in cash and cash equivalents	(4.4)		17.4	11.0	—	24.0
Cash and cash equivalents at beginning of period	228.9		58.3	298.6	—	585.8
Cash and cash equivalents at end of period	224.5		75.7	309.6	—	$609.8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of SunEdison, Inc. included herein.
OVERVIEW
SunEdison is a major developer and seller of photovoltaic energy solutions and a global leader in the development, manufacture and sale of silicon wafers to the semiconductor industry. We are one of the world’s leading developers of solar energy projects and, we believe, one of the most geographically diverse. Our technology leadership in silicon and downstream solar are enabling the Company to expand our customer base and lower our costs throughout the silicon supply chain.

On August 22, 2013, we announced our plan to pursue an initial public offering (the “Semiconductor Offering”) of our semiconductor business through a newly formed company to be known as SunEdison Semiconductor, Ltd., and in connection therewith, filed a registration statement with respect to such proposed Semiconductor Offering with the SEC on September 9, 2013. We plan to sell a minority ownership interest in the semiconductor business to the public. The completion of the proposed Semiconductor Offering is subject to market conditions and a final decision regarding the amount of interest to be sold to the public at the time of the offering will be determined by our Board of Directors at a date to be determined. We believe this structure will allow each independent company to pursue its own strategies, focus on its key markets and customers, optimize its capital structure and enhance its access to capital in the future.

On September 18, 2013, we completed the issuance and sale in a registered public offering (the "Offering") of 34,500,000 shares of the Company's common stock, par value $0.01 per share, at a public offering price of $7.25 per share, less discounts and commissions of $0.29 per share. We received net proceeds from the offering of approximately $239.6 million, after deducting underwriting discounts and commissions and related offering costs. We intend to use the net proceeds for general corporate purposes, which includes funding working capital and growth initiatives.

During the third quarter of 2013, we continued execution of a strategic plan for the ongoing operation of our businesses designed to continue to improve our performance and address the challenges within our industries. Our business strategy is designed to address the most significant opportunities and challenges facing the company, including:

•
Managing cash flow and mitigating liquidity risks, evaluating the level of committed financing prior to commencement of solar project construction and managing the timing of expenditures for the construction of solar energy systems as compared to receipts from final sale or financing;

•	Optimizing solar project pipeline development and achieving future growth in solar systems sales globally and across all platforms; and

•	Focusing on semiconductor operating cash flows and further streamlining those operations.

Semiconductor Materials Segment
Net sales and gross margin in our Semiconductor Materials segment decreased slightly in the third quarter of 2013 as compared to the same period in 2012 primarily due to average selling price declines offset in large part by higher volume. Market conditions remain challenging and as a result margins were negatively impacted by pricing pressures. This is a result of the competitive landscape and overcapacity in the industry. Since the third quarter of 2012, we have been realizing the benefits of our improved productivity through the ramp up of our Ipoh, Malaysia facility and the 2011 Global Plan, which has partially offset the effects of declines in average selling prices. We generated positive cash flows for the third quarter of 2013.
Solar Energy Segment
During the three month period ended September 30, 2013, revenues were recognized for direct sales of solar energy systems on 16 projects totaling 42.0 megawatts ("MW"). We currently have 558 MW of solar projects under construction compared to 73.0 MW as of December 31, 2012. While a large portion of our projects currently under construction are predominately in North America, our geographic mix has changed over the last year with a larger portion of MW under construction in South Africa, the UK, South America and Asia. We continue to evaluate project development opportunities globally. We have project pipeline of approximately 3.1 gigawatts ("GW") as of September 30, 2013, representing a 0.5 GW increase from the 2.6 GW of project pipeline as of December 31, 2012.

RESULTS OF OPERATIONS
Net sales by segment for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2013	2012	2013	2012
Dollars in millions
Semiconductor Materials	$230.7	$240.3	$699.5	$689.0
Solar Energy	380.8	361.3	756.9	1,240.2
Total Net Sales	$611.5	$601.6	$1,456.4	$1,929.2
Semiconductor Materials Segment Net Sales

The decrease in Semiconductor Materials net sales for the three months ended September 30, 2013 compared to the same period in the prior year was primarily due to average selling price decreases of $21.0 million and a less favorable product mix of $1.0 million due to a higher percentage of polished wafer sales, offset in large part by volume increases of $12.4 million. Average selling price decreases occurred primarily in our 300mm and 200mm semiconductor wafers due to a competitive market environment, overcapacity and weakening of the Japanese Yen. As a result of the weakness of the Japanese Yen, overall industry prices decreased because wafers manufactured by Japanese suppliers became less expensive in markets outside of Japan. The average selling prices of our wafers for the three months ended September 30, 2013 were approximately 8.8% lower than the average selling prices for the same period in 2012. Unit volume increased across all wafer diameters as a result of increased sales to certain existing customers and improved market demand.

Net sales increased for the nine months ended September 30, 2013 compared to the same period in the prior year was primarily due to volume increases of $71.0 million, offset in large part by average selling price decreases of $57.7 million and a less favorable product mix of $2.8 million due to a higher percentage of polished wafer sales. Unit volume increased across all wafer diameters as a result of increased sales to certain existing customers and improved market demand. Average selling price decreases occurred primarily in our 300mm semiconductor wafers due to a competitive market environment, overcapacity and weakening of the Japanese Yen. As a result of the weakness of the Japanese Yen, overall industry prices decreased because wafers manufactured by Japanese suppliers became less expensive in markets outside of Japan. The average selling prices of our wafers for the nine months ended September 30, 2013 were approximately 7.9% lower than the average selling prices for the same period in 2012.
Solar Energy Segment Net Sales

Solar energy system sales totaled 42.0 MW for the three months ended September 30, 2013 compared to 48.4 MW for the same period in 2012 while average selling prices decreased slightly and project mix has remained relatively consistent. For the nine months ended September 30, 2013, revenue from the Solar Energy segment was lower when compared to the same period in the prior year was primarily due to the decline and change in mix of solar energy system sales. Solar energy system sales totaled 98.4 MW for the nine months ended September 30, 2013 compared to 239.8 MW during the same period in 2012. For the nine months ended September 30, 2012, almost all of the solar energy project revenue was related to revenue from the sale of fully developed solar energy systems, whereas for the nine months ended September 30, 2013, 36.6 MW of the 98.4 MW were related to engineering, procurement and construction ("EPC") solar energy system revenue. EPC solar system project sales per watt are generally lower than fully developed solar system project sales per watt because we are not directly involved in every phase of the solar energy system design, financing and development. This change in mix resulted in an average selling price decrease of approximately $0.91 per watt for the nine months ended September 30, 2013 as compared to the the same period in 2012. The change in mix is a direct result of our decision to slow solar project development spending during the first half of 2012 to optimize liquidity. During the current year, we have increased our development spend to take advantages of market opportunities. As a result, our solar energy systems under construction increased 485 MW from December 31, 2012. We currently have 558 MW of solar projects under construction compared to 73 MW as of December 31, 2012.

Net sales for the three and nine month periods ended September 30, 2013 also included revenues of $34.2 million and $97.9 million, respectively, from energy production for all solar energy projects as compared to $36.7 million and $99.0 million in the three and nine month periods ended September 30, 2012, respectively. Revenue from energy production, excluding expiring governmental subsidies, is expected to increase in the future as we execute more financing sale-leaseback transactions.

Net sales for the three and nine month periods ended September 30, 2013 include $22.0 million related to revenue recognized as part of the termination of the long-term solar wafer supply contract with Gintech (see Note 13 to the condensed consolidated financial statements). Net sales for the nine month period ended September 30, 2013 also include $25.0 million related to revenue recognized as part of the amendment of the long-term solar wafer supply contract with Tainergy (see Note 13 to the condensed consolidated financial statements). Net sales for the nine month period ended September 30, 2012 include $37.1 million related to revenue recognized as part of the termination of the long-term solar wafer supply contract with Conergy (see Note 13 to the condensed consolidated financial statements).

Solar Energy segment net sales do not include financing sale-leasebacks with executed contract sales values of $63.9 million and $112.4 million in the three and nine months ended September 30, 2013, respectively, because these transactions resulted in the retention of assets on our balance sheet along with the related non-recourse debt. Sales contract values of financing sale-leasebacks were $93.0 million and $173.9 million in the three and nine month periods ended September 30, 2012, respectively. See "Revenue Recognition" contained in Note 2, "Summary of Significant Accounting Policies," within our 2012 Annual Report on Form 10-K.

Cost of goods sold, gross profit and gross margin for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit	2013	2012	2013	2012
Dollars in millions
Cost of Goods Sold	$550.9	$514.7	$1,296.9	$1,701.8
Gross Profit	60.6	86.9	159.5	227.4
Gross Margin Percentage	9.9%	14.4%	11.0%	11.8%

The Semiconductor Materials segment gross margin decreased for the three months ended September 30, 2013 compared to the prior year period was primarily due to lower average selling prices for our wafers, offset partially by improved operational efficiencies and continued focus on manufacturing cost reductions.

The Semiconductor Materials segment gross margin increased for the nine months ended September 30, 2013 compared to the prior year period was primarily due to reduced unit costs on higher sales volume, improved operational efficiencies and continued focus on manufacturing cost reductions, offset partially by lower average selling prices for our wafers.

The Solar Energy segment gross margin for the three months ended September 30, 2013 was relatively consistent with the gross margin for the same period in 2012. In comparison to the nine months ended September 30, 2012, the Solar Energy segment gross margin for the same period in 2013 was negatively impacted by lower sales of fully developed solar energy systems. Offsetting the declines in the Solar Energy segment's gross margins in 2013 were the $25.0 million of revenue recognized on the Tainergy contract amendment during the first quarter, $22.0 million of revenue recognized related to a contract termination with Gintech during the third quarter, as well as $13.8 million and $33.8 million of revenue recognized from profit deferrals for power guarantees that expired during the three and nine month periods ended September 30, 2013, respectively. For the three and nine month periods ended September 30, 2012, revenue recognized from profit deferrals for power guarantees that expired was $3.3 million and $7.3 million, respectively. Solar Energy segment gross margins in the nine month period ended September 30, 2012 were also positively impacted by $37.1 million of revenue recognized as the result of the contract termination with Conergy.

For the three and nine month periods ended September 30, 2013, we received cash in excess of our system construction costs of $1.1 million and $4.0 million, respectively, for our executed sale-leasebacks, the margin for which will be recognized at the end of the leases. For the three and nine month periods ended September 30, 2012, we received cash in excess of our system construction costs of $14.8 million and $23.9 million, respectively, for our executed sale-leasebacks, the margin for which will be recognized at the end of the leases.

Marketing and administration costs for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing and Administration	2013	2012	2013	2012
Dollars in millions
Marketing and Administration	$91.1	$68.9	$240.2	$235.2
As a Percentage of Net Sales	14.9%	11.5%	16.5%	12.2%

The increase in marketing and administration expenses for the three month period ended September 30, 2013 relative to the three month period ended September 30, 2012 was attributable to increases in staffing, certain expenses and non-capitalizable costs incurred in connection with the Offering and preparation for the Semiconductor Offering and additional stock-based compensation expense as a result of our annual incentive stock awards granted during the current quarter.

Research and development ("R&D") costs for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Research and Development	2013	2012	2013	2012
Dollars in millions
Research and Development	$18.6	$17.4	$54.1	$55.8
As a Percentage of Net Sales	3.0%	2.9%	3.7%	2.9%

R&D costs consist mainly of product and process development efforts to increase our capabilities in each of our business units. Overall spend on R&D for 2013 has remained relatively consistent from 2012 amounts.

Restructuring and impairment (reversals) charges for the three and nine month periods ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Restructuring and Impairment (Reversals) Charges	2013	2012	2013	2012
Dollars in millions
Restructuring and Impairment (Reversals) Charges	$—	$(58.3)	$(5.6)	$(53.0)
The $5.6 million of income recognized in the nine month period ended September 30, 2013 is primarily the result of a reversal of liabilities related to the costs associated with the Merano, Italy polysilicon and other semiconductor facilities due to settlements of certain obligations and changes in estimates. During the three and nine month periods ended September 30, 2012, we recorded restructuring and impairment income of $58.3 million and $53.0 million, respectively, which was primarily a result of our executed settlement agreements with Evonik to settle disputes arising from our early termination of two take-or-pay supply agreements (see Note 2 to the condensed consolidated financial statements) offset by prior year impairments. As part of this settlement, a favorable adjustment to our 2011 Global Plan restructuring accrual was made resulting in $69.2 million of income within restructuring and impairment (reversals) charges on the condensed consolidated statement of operations. The settlement income was partially offset by an impairment of tangible assets of $14.2 million and $17.3 million, respectively, on solar wafering assets during the three and nine month periods ended September 30, 2012.

Operating income (loss) by segment for the three and nine month periods ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Income (loss)	2013	2012	2013	2012
Dollars in millions
Semiconductor Materials	$(0.8)	$8.7	$4.2	$(8.1)
Solar Energy	(17.3)	75.8	(53.3)	70.4
Corporate and Other	(31.0)	(25.6)	(80.1)	(72.9)
Total Operating (Loss) Income	$(49.1)	$58.9	$(129.2)	$(10.6)

During the three and nine month periods ended September 30, 2013, we had an operating loss of $49.1 million and $129.2 million, respectively, as compared to income of $58.9 million and an operating loss of $10.6 million, respectively, in the comparable periods in 2012. The change in operating income (loss) was the net result of the changes in gross profit dollars and operating costs discussed above and as further described below.
Semiconductor Materials Segment

Semiconductor Materials operating income of $8.7 million for the three month period ended September 30, 2012 decreased to an operating loss of $0.8 million for the same period in 2013 primarily due to decreases in average selling prices and a less favorable product mix, partially offset by higher volumes. The increase in operating income to $4.2 million for the nine month period ended September 30, 2013 from an operating loss of $8.1 million for the same period in 2012 was primarily due to higher volumes in a strengthening market, better efficiencies and continued cost reduction focus, which were partially offset by lower average selling prices.
Solar Energy Segment
The increase in the Solar Energy segment operating loss for the three and nine month periods ended September 30, 2013 was primarily attributable to the lower solar energy system revenues and average selling price per watt, as discussed previously. These amounts were partially offset in 2013 by the $25.0 million of revenue recognized on the Tainergy contract amendment during the first quarter, $22.0 million of revenue recognized related to a contract termination with Gintech during the third quarter, as well as $13.8 million and $33.8 million of revenue recognized from profit deferrals for power guarantees that expired during the three and nine month periods ended September 30, 2013, respectively. For the three and nine month periods ended September 30, 2012, revenue recognized from profit deferrals for power guarantees that expired was $3.3 million and $7.3 million, respectively. Also included for the nine month period ended September 30, 2012 is $37.1 million of revenue related to a termination agreement with Conergy, $69.2 million of income within restructuring and impairment related to the settlement of Evonik, offset by an impairment of tangible assets of $17.3 million on solar wafering assets.

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

Corporate and other expenses increased for the three and nine month periods ended September 30, 2013 compared to the same periods in the prior year was attributable to increases in staffing, certain expenses and non-capitalizable costs incurred in connection with the Offering and preparation for the Semiconductor Offering and additional stock-based compensation expense as a result of our annual incentive stock awards granted during the current quarter.

Non-operating expense (income) for the three and nine month periods ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-operating Expense (Income)	2013	2012	2013	2012
Dollars in millions
Interest Expense	$45.2	$28.0	$127.3	$100.3
Interest Income	(0.7)	(0.9)	(2.0)	(2.8)
Other, Net	5.5	(2.4)	9.0	0.1
Total Non-operating Expense	$50.0	$24.7	$134.3	$97.6

We incurred interest expense of $10.7 million and $32.0 million during the three and nine month periods ended September 30, 2013, respectively, and $10.7 million and $31.9 million during the three and nine month periods ended September 30, 2012, respectively, related to our 2019 Notes issued on March 10, 2011. Further, we incurred interest expense of $5.4 million and $16.3 million during the three and nine months ended September 30, 2013, respectively, related to the Term Loan entered into on September 28, 2012, which did not exist in the third quarter of 2012. See Liquidity and Capital Resources.

For the three and nine month periods ended September 30, 2013, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration and letter of credit and commitment fees of $23.5 million and $78.5 million, respectively, related to our solar energy business, net of capitalized interest of $3.2 million and $7.8 million, respectively. For the three and nine month periods ended September 30, 2012, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration, and letter of credit and commitment fees of

$15.0 million and $62.0 million, respectively, related to solar energy systems, net of capitalized interest of $3.5 million and $12.9 million, respectively. The interest expense related to solar energy systems for the nine month period ended September 30, 2012 also includes $7.4 million of deferred financing fees that were charged to interest expense when previously issued solar energy system debt was transferred to the buyer upon sale of the system.

Income tax expense (benefit) for the three and nine month periods ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Tax Expense (Benefit)	2013	2012	2013	2012
Dollars in millions
Income Tax Expense	$17.1	$(3.3)	$50.2	$27.9
Income Tax Rate as a % of Loss before Income Taxes	(17.3)%	(9.6)%	(19.1)%	(25.8)%

The income tax expense in 2013 was primarily attributable to the worldwide operational earnings mix at various rates and an increase in tax expense of $9.6 million related to the settlement of the IRS examination for the 2007 through 2010 years. The income tax expense in 2012 was primarily attributable to the recognition of a valuation allowance on deferred tax assets in the prior year and taxable income in lower rate jurisdictions.

Included in the three and nine month periods ended September 30, 2012 is $6.1 million tax expense for adjustments to deferred taxes. These adjustments were out of period because they related to our 2011 consolidated financial statements but were not considered material to our consolidated results of operations in 2011.

Net (income) loss attributable to noncontrolling interests for the three and nine month periods ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Loss (Income) Attributable to Noncontrolling Interests	2013	2012	2013	2012
Dollars in millions
Net Loss (Income) Attributable to Noncontrolling Interests	$4.1	$(1.4)	$9.6	$(1.8)

For the three and nine month period ended September 30, 2013, the increase in net loss attributable to noncontrolling interests is mainly due to the results of operations for several consolidated solar energy system projects.

FINANCIAL CONDITION
Cash and cash equivalents increased $67.7 million from $572.6 million at December 31, 2012 to $640.3 million at September 30, 2013. See additional discussion in Liquidity and Capital Resources section.

Our short-term restricted cash totaled $117.1 million at September 30, 2013 compared to $72.4 million at December 31, 2012. The increase of $44.7 million primarily relates to restricted cash held by a new variable interest entity consolidated during the third quarter of 2013.

Net accounts receivable of $220.4 million at December 31, 2012 increased $114.9 million to $335.3 million at September 30, 2013. The increase was primarily attributable to sales mix and the timing of collections from customers.
Our inventories decreased $40.0 million to $207.8 million at September 30, 2013 from $247.8 million at December 31, 2012. Inventories primarily decreased as a result of lower polysilicon inventory on hand due to the lower use of modules in the construction of solar energy systems during the first nine months of 2013.
Solar energy systems held for sale and development of $133.8 million at December 31, 2012 increased $222.9 million to $356.7 million as of September 30, 2013. The increase primarily relates to the increase in development activity in the U.S., Malaysia and South Africa during the nine month period ended September 30, 2013. This increase in development spend is a direct result of our decision to slow solar project development spending during the first half of 2012 to optimize liquidity. During the current year, we have increased our development spend to take advantages of market opportunities as our liquidity has improved.
Prepaid and other current assets increased $33.7 million from $212.4 million at December 31, 2012 to $246.1 million at September 30, 2013 was primarily due to increases in VAT receivables and other prepaids due to timing of payments.
Solar energy system property, plant and equipment increased $425.0 million from $1,459.9 million at December 31, 2012 to $1,884.9 million at September 30, 2013. The increase was primarily attributable to capital expenditures for solar energy projects in South Africa, Malaysia and Chile, as well as systems related to a new variable interest entity consolidated during the third quarter of 2013.
Short term solar energy system financing of $97.8 million at December 31, 2012 increased $163.8 million to $261.6 million at September 30, 2013 due to the increase in development activity in the U.S., Malaysia and South Africa.
Accounts payable increased $190.5 million to $667.5 million at September 30, 2013 from $477.0 million as of December 31, 2012. The increase relates primarily to the timing of payments to vendors and the increase of solar energy systems under development.
Long-term solar energy system financing and capital lease obligations, less current portion, increased $572.5 million from $1,508.4 million at December 31, 2012 to $2,080.9 million at September 30, 2013. The increase is primarily related to the debt financing agreement signed during the third quarter of 2013 as part of the solar energy project plant in Chile and other debt financing assumed related to a new consolidated variable interest entity.
Short-term and long-term solar energy system deferred revenues of $259.1 million at December 31, 2012 decreased $37.2 million to $221.9 million at September 30, 2013. The decrease primarily relates to the recognition of deferred profits in 2013 from direct sales of solar energy systems in previous periods.
Non-solar energy system deferred revenue decreased $25.7 million from $29.2 million at December 31, 2012 to $3.5 million at September 30, 2013. The decrease primarily relates to the recognition of the unamortized non-refundable deposit with Gintech as part of the settlement reached in the third quarter of 2013. See Note 13 to the condensed consolidated financial statements.
Short-term and long-term customer deposits of $261.7 million at December 31, 2012 decreased $61.5 million to $200.2 million at September 30, 2013. The decrease primarily stems from our Singapore operations and was due to milestone billings and the $25.0 million deposit release pertaining to the first quarter contract amendment with Tainergy, offset by increases in Samsung deposits.

LIQUIDITY AND CAPITAL RESOURCES

We had net loss attributable to SunEdison stockholders of $108.0 million and $300.3 million for the three and nine month periods ended September 30, 2013, respectively. We used $307.6 million of cash for operations for the nine months ended September 30, 2013, which included outflows related to the cost to construct solar energy systems held for sale and development and return payments on customer deposits coupled with an increase in accounts receivable.

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

Liquidity

Cash and cash equivalents at September 30, 2013 totaled $640.3 million, compared to $572.6 million at December 31, 2012. Of the cash and cash equivalents at September 30, 2013, approximately $396.8 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would have minimal impacts on future cash flows.

On September 18, 2013, we completed the issuance and sale in a registered public offering (the "Offering") of 34,500,000 shares of the Company's common stock, par value $0.01 per share, at a public offering price of $7.25 per share, less discounts and commissions of $0.29 per share. We received net proceeds of approximately $239.6 million, after deducting underwriting discounts and commissions and related offering costs. We intend to use the net proceeds for general corporate purposes, which includes funding working capital and growth initiatives.

The primary items impacting our liquidity in the future are cash from operations, including working capital effects from the sale of solar energy systems and reduction of current inventory levels, capital expenditures, borrowings and payments under our credit facilities and other financing arrangements, the monetization of our pipeline and the availability of project finance and/or project equity at acceptable terms. We believe our liquidity will be sufficient to support our operations for the next twelve months, although no assurances can be made if significant adverse events occur, or if we are unable to access project capital needed to execute our business plan.

In addition to our need to maintain sufficient liquidity from cash flow from our operations and borrowing capacity under our credit facilities, we will need to raise additional funds in the future in order to meet the operating and capital needs of our solar energy systems development business. These funds are expected to be in the form of non-recourse project finance capital or outright sale of solar energy systems to investors. However, there can be no assurances that such project financing or equity will be available to us, or available to us on terms and conditions we find acceptable. We may not be able to sell solar projects or secure adequate debt financing or equity funding for such projects on favorable terms, or at all, at the time when we need such funding. We expect to obtain additional funding through the proposed initial public offering of our semiconductor business that we announced on August 22, 2013 in which we will sell a minority ownership interest in the semiconductor business to the public. A final decision regarding the amount of interest to be sold to the public at the time of the offering will be determined by our Board of Directors at a date to be determined. The completion of the proposed initial public offering, however, is subject to market conditions and, as a result, there can be no assurances that such proposed initial public offering will be completed, or completed on terms and conditions we find acceptable. If these or other sources of funding are not available, this may have a significant negative impact on our ability to execute our business plan and on our overall operations, operational results and cash flows.
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
We expect cash on hand, 2013 operating cash flows, project finance debt, the Credit Facility, Term Loan and project finance construction revolver to provide sufficient capital to support the construction phase of our currently planned projects for 2013 and otherwise meet our capital needs for the remainder of 2013. However, we will continue to need to raise additional long-term project financing, either in the form of project debt or equity, or both. SunEdison expects its ongoing efforts to secure project capital, including sources of non-recourse project capital, to generate sufficient resources to support growth. We anticipate incremental capital needs for the remainder of 2013 associated with project finance markets to range from $350.0 million to $600.0 million depending on the amount of megawatts ultimately installed and interconnected in 2013. There can be no assurances that such financing will be available to us or at terms that we find acceptable. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted, we may not be able to maintain compliance with our existing debt covenants and our business will suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain and could impact our earnings and our liquidity.
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
Among our principal sources of cash during the nine month period ended September 30, 2013 was $626.4 million from the sale-leaseback of solar energy systems. Another primary source of cash during the same period was $239.6 million from the Offering discussed above. Uses of cash during the same period were as follows:

•	$307.6 million for operations;

•	$101.2 million in capital expenditures, primarily in our Semiconductor Materials segment;

•	$261.3 million invested in construction of solar energy systems that will remain on our balance sheet; and

•	$64.4 million repayments of solar energy system financing and capital lease obligations.
During the nine month periods ended September 30, 2013 and 2012, $307.6 million and $283.4 million, respectively, of cash was used for operating activities. The cash use during the nine month period ended September 30, 2013 was primarily a result of the cost to construct solar energy systems held for sale and development, the return payments on customer deposits, coupled with an increase in accounts receivable.
Cash used in investing activities increased to $359.3 million in the nine month period ended September 30, 2013 compared to $322.3 million used in the nine month period ended September 30, 2012, due to increased spending on non solar and solar energy system property, plant and equipment, offset by an increase in net proceeds received from our joint venture with Samsung Fine Chemicals Co. Ltd.
For the nine month period ended September 30, 2013, cash provided by financing activities was $746.6 million, compared to $630.0 million of cash provided by financing activities in the nine month period ended September 30, 2012. The increase was mainly due to $536.3 million in net proceeds from solar energy systems financing received during the nine month period of 2012 as compared to $562.0 million net proceeds from solar energy systems financing received during the nine month period ended September 30, 2013. Further, we completed the Offering during the three month period ended September 30, 2013, which raised net cash proceeds of $239.6 million.

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

The indenture governing the 2019 Notes contains covenants that limit our and certain subsidiaries' ability, subject to certain exceptions and qualifications, (i) to make certain asset sales, (ii) to make certain restricted payments and investments, (iii) to incur indebtedness and issue preferred stock, (iv) to declare dividends, (v) to make other payments affecting restricted subsidiaries, (vi) to engage in certain transactions with affiliates, and (vii) to merge, consolidate or sell substantially all of our assets. These covenants are subject to a number of qualifications and limitations, and in certain situations, a cross default provision. As of September 30, 2013, we were in compliance with all covenants in the indenture governing the 2019 Notes. In addition, the indenture provides for customary events of default which include (subject in certain cases to customary grace and cure periods), among other things: failure to make payments on the 2019 Notes when due, failure to comply with covenants under the indenture, failure to pay other indebtedness or acceleration of maturity of other indebtedness, failure to satisfy or discharge final judgments and occurrence of bankruptcy events.

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

We have amended the Credit Facility from time to time to adjust various covenants to accommodate changes in our business results. Currently, our consolidated leverage ratio covenant under the Credit Facility is 2.5 to 1.0, and our minimum liquidity covenant under this facility requires a variable minimum liquidity amount based on our trailing twelve month consolidated earnings before interest, taxes, depreciation and amortization (EBITDA). Our minimum liquidity covenant amount under the Credit Facility is $500 million in the event our trailing twelve month consolidated EBITDA is less than $400 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400 million and less than $600 million, our minimum liquidity amount will be $400 million. In the event it is greater than or equal to $600 million and less than $850 million, our minimum liquidity will be $300 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850 million, then no minimum liquidity amount is required.

The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio and the variable minimum liquidity amount discussed above.  The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $35 million, excluding our non-recourse indebtedness. Our liquidity position was in excess of the minimum liquidity amount by $410.6 million and our consolidated leverage ratio was 1.7 at September 30, 2013. As of September 30, 2013, we were in compliance with all covenants of the Credit Facility.

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

As of September 30, 2013 and December 31, 2012, we had no borrowings outstanding under the Credit Facility, although we had approximately $229.7 million and $121.8 million, respectively, of outstanding third party letters of credit backed by the Credit Facility at such dates, which reduces the available capacity. Therefore, funds available under the Credit Facility were $170.3 million and $278.2 million as of September 30, 2013 and December 31, 2012, respectively.

Second Lien Term Loan
On September 28, 2012, we entered into a Second Lien Credit Agreement ("Term Loan") with Goldman Sachs Bank USA and Deutsche Bank Securities Inc. providing for a term loan maturing on October 2, 2017 in an aggregate principal amount of $200.0 million, with a 2.0% discount to par for proceeds of $196.0 million. Additionally, we incurred $10.8 million in debt issuance costs, which is amortized into the condensed consolidated statement of operations over the five-year term. Interest under the Term Loan will accrue, depending on the type of borrowing, at the base rate or the eurocurrency rate, with a floor of 1.50%, plus an applicable rate equal to 9.25% for the eurocurrency rate and 8.25% for the base rate. Interest is due and payable in arrears at the end of each interest period, no less than quarterly, and on the maturity date. As of September 30, 2013, the current interest rate on the Term Loan is 10.75%. On January 15, 2013, we entered into an interest rate cap with a notional amount of $200.0 million, a cap rate of 1.50%, an effective date of March 28, 2013 and a maturity date of September 30, 2015. The interest rate cap hedges the 3-month LIBOR variable rate maintained within the Term Loan, described in Note 6.

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

Similar to the Credit Facility discussed above, the Term Loan contains affirmative and negative covenants. These include but are not limited to limiting the company's and certain of our subsidiaries' ability, subject to certain exceptions and qualifications, (i) to create, incur, assume or suffer any liens on assets or revenues, (ii) to make other restricted payments and investments, (iii) to incur indebtedness, (iv) to enter into certain transactions with affiliates, (v) to merge, consolidate or sell/dispose of assets, (vi) to enter into burdensome agreements, (vii) to engage in any material line of business different from current lines, or (viii) to prepay indebtedness or amend indebtedness that adversely affects the Term Loan lenders. These covenants are subject to a number of qualifications and limitations.

Additionally, the Term Loan has financial covenants requiring a consolidated leverage ratio of 3.0 to 1.0 and minimum liquidity levels depending on our trailing twelve-month EBITDA and also includes a cross default clause. Our minimum liquidity covenant amount will be $400 million in the event our trailing twelve month consolidated EBITDA is less than $400 million. In the event the trailing twelve month consolidated EBITDA is greater than or equal to $400 million and less than $600 million, our minimum liquidity amount will be $300 million. In the event it is greater than or equal to $600 million and less than $850 million, our minimum liquidity will be $200 million. Finally, if our trailing twelve month consolidated EBITDA is greater than or equal to $850 million, then no minimum liquidity amount is required. As of September 30, 2013, we were in compliance with all covenants of the Term Loan.

Short-term Debt
We have a borrowing capacity of $150.0 million under the current terms of the SunEdison non-recourse project construction revolver. This revolver contains certain covenants that provide if our Corporate Family or Corporate Credit Rating for Moody's Investors Service ("Moody's") falls below "B1" or our Standard & Poor's ("S&P") rating falls below "B+", we will be required to post, at our election, a letter of credit or surety bond equal to 15.0% of the total outstanding balance in order to be able to continue to make additional borrowings under this facility. As of September 30, 2013, our ratings were "B3" and "B+" for Moody's and S&P, respectively. Because our Corporate Family Rating for Moody's was below "B1", a letter of credit equal to 15.0% of the $47.5 million outstanding balances was posted as of September 30, 2013.

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

As of September 30, 2013 and December 31, 2012, there was $47.5 million and $7.4 million, respectively, outstanding on this revolver.

In the event additional construction debt is needed, we have the ability to draw upon the available capacity of our Credit Facility (discussed above). In the event we do not have adequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.
At September 30, 2013, we had $640.3 million of cash and cash equivalents, $3,118.3 million of debt outstanding, of which the majority is long-term, and availability to borrow up to an additional $170.3 million under our Credit Facility, subject to certain provisions and compliance with covenant requirements. Of this total debt outstanding, $2,294.5 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. The breach of any of the Credit Facility provisions or covenants could result in a default under the Credit Facility and could trigger acceleration of repayment, and a cross default on our 2019 Notes and Term Loan, which could have a significant adverse effect on our liquidity and our business. Our Credit Facility expires in March 2014. We expect to refinance this facility prior to the expiration date. However, there can be no assurances that the refinancing will be completed or completed on terms that we find acceptable, which could have a significant adverse effect on our liquidity and our business. As of September 30, 2013, we were in compliance with all covenants. While we expect to comply with the provisions and covenants of the Credit Facility, the Indenture governing the 2019 Notes and the Term Loan through 2013, deterioration in the worldwide economy and our operational results, including the completion of the construction and sale of solar energy systems, could cause us to not be in compliance. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse effect on our liquidity and our business.

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
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements set forth in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our expectation that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets; the appropriateness of our tax positions and the timing of our tax audits; the timing of our various manufacturing ramps or the cessation or continuation of production at certain facilities; the anticipated growth of our business in 2013 and beyond; our beliefs regarding operating under our new name; our expectation that we will have the financial resources and liquidity needed to meet our business requirements throughout 2013; future amendments or termination of our agreements with our customers and suppliers and payments associated with such contracts; our estimates of penalties associated with termination of or purchase shortfalls under certain of our long-term supply contracts with our vendors; the nature and extent of tax rebate programs or feed-in-tariffs in the future; our expectations regarding indemnification payments related to tax credits; our expectations regarding repatriation tax effects; our expectations related to the undistributed earnings of our foreign subsidiaries; the ultimate impact our legal proceedings may have on us; the charges we expect to incur, the expected costs, the timing of completion, the savings we expect to realize, the number of employees who will be affected and our execution of our announced restructurings; our expectations regarding our annual pre-tax operating benefits upon the completion of our restructuring activities; our expectations regarding our future cash flow generation; our expectations regarding sales of our solar energy systems; the amount of our contributions to our pension plans in 2013 and our estimates regarding actuarial loss (gain) and future benefits payable under our pension plans; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems and the current and subsequent accounting treatment of such transactions; our expectations regarding the timing and amount of our investments in our joint ventures; our expectations regarding our cash commitments and proceeds received under the SMP JV Supply and License Agreement; the timing of completion of the construction, installation and testing of the equipment and the milestone payments related to the SMP JV; the requirements of and our compliance with the terms governing our indebtedness, including the indenture governing the 2019 Notes and the impact of related cross default provisions; the sources of funding and our ability to access funding for our SunEdison business and our anticipated capital needs for 2013; our expectation regarding our revenue from energy production; and our statements regarding our working capital; other capital requirements for the next 12 months; and the potential initial public offering of the semiconductor business and the anticipated timing of such transaction, and the expected use of the proceeds received in the separation.
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
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of September 30, 2013, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013.
Changes in Internal Control Over Financial Reporting
There have been no changes in SunEdison's internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, SunEdison's internal control over financial reporting.

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

The risk factors contained in the section entitled “Risk Factors” from our registration statement on Form S-3 (File No. 333-191053) filed with the Securities and Exchange Commission on September 13, 2013, are attached hereto as Exhibit 99.1 and incorporated herein by this reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Since 2007, our Board of Directors has had in place a share repurchase program. There were no repurchases during the third quarter of 2013.

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

Item 6.	Exhibits.

Exhibit Number	Description
3-(i)	Amended and Restated Certificate of Incorporation of SunEdison, Inc. (incorporated by reference to Exhibit 3.2 of SunEdison’s Form 8-K filed June 5, 2013)

3(ii)	Amended and Restated By-laws of SunEdison, Inc. (incorporated by reference to Exhibit 3.3 of SunEdison’s Form 8-K filed on June 5, 2013)

10.1	Termination Agreement for Solar Wafer Supply Agreement, dated September 30, 2013, by and between SunEdison Products Singapore Pte. Ltd. and Gintech Energy Corporation

31.1	Certification by the Chief Executive Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors from SunEdison, Inc.’s Form 424(b) (File No. 333-191053) filed on September 13, 2013

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunEdison, Inc.
/s/ Brian Wuebbels
November 12, 2013	Name:	Brian Wuebbels
	Title:	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description

10.1	Termination Agreement for Solar Wafer Supply Agreement, dated September 30, 2013, by and between SunEdison Products Singapore Pte. Ltd. and Gintech Energy Corporation

31.1	Certification by the Chief Executive Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Risk Factors from SunEdison, Inc.’s Form 424(b) (File No. 333-191053) filed on September 13, 2013

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document