Form 10-K
period 2013-12-31
SUNEDISON, INC.
filed 2014-03-06
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________
FORM 10-K
 ______________________________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-13828
 ______________________________________
SunEdison, Inc.
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

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant, based upon the closing price of such stock on June 30, 2013 of $8.17 as reported by the New York Stock Exchange, and 231,541,899 shares outstanding on such date, was approximately $1,891,697,315. The number of shares outstanding of the registrant's Common Stock as of February 27, 2014, was 267,150,478 shares.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the registrant’s 2013 Annual Report to Stockholders (Part I and Part II)
2. Portions of the registrant’s 2014 Proxy Statement (Part III)

2

3

PART I

Item 1.	Business
Overview
SunEdison, Inc. ("SunEdison" or the "Company") is a major developer and seller of photovoltaic energy solutions and a global leader in the development, manufacture and sale of silicon wafers to the semiconductor industry. We are one of the world's leading developers of solar energy projects and, we believe, one of the most geographically diverse. Our technology leadership in silicon and downstream solar are enabling the Company to expand our customer base and lower costs throughout the silicon supply chain.
SunEdison is organized by end market and we are engaged in two reportable segments: Solar energy and Semiconductor Materials. Our Solar Energy business provides solar energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market for our customers. Our Solar Energy business also manufactures polysilicon, silicon wafers and solar modules to support our downstream solar business, as well as for sale to external customers as market conditions dictate. Our Semiconductor Materials business includes the development, production and marketing of semiconductor silicon wafers ranging from 100 millimeter (4 inch) to 300 millimeter (12 inch) as the base material for the production of semiconductor devices.
Financial segment information for our two reportable segments for 2013 is contained in our 2013 Annual Report, which information is incorporated herein by reference. See Note 20, Notes to Consolidated Financial Statements.
SunEdison, formerly known as MEMC Electronics Materials, Inc., was formed in 1984 as a Delaware corporation and completed its initial public stock offering in 1995. Our corporate structure includes, in addition to our wholly owned subsidiaries, an 80%-owned consolidated joint venture in South Korea (MEMC Korea Company or MKC). We also have ten consolidated joint ventures related to the construction and operation of solar energy systems.
Our principal executive offices are located at 501 Pearl Drive (City of O'Fallon), St. Peters, Missouri 63376, and our telephone number is (636) 474-5000. Our website address is www.sunedison.com.

Recent Events

Proposed Initial Public Offering of Semiconductor Materials Business
On August 22, 2013, we announced that our board of directors had unanimously approved a plan to divest a minority ownership of SunEdison Semiconductor, Ltd. ("SSL"), a newly formed, wholly owned subsidiary of SunEdison, Inc. created to own our Semiconductor Materials business, through an initial public offering (the "proposed IPO"). On September 9, 2013, SSL filed a registration statement on Form S-1 with the SEC to register shares of common stock to be sold by SSL. Since that filing, we have filed two amendments to the Form S-1 in response to comments from the SEC staff as part of its review process and to reflect developments in our preparation for the proposed IPO. Including among those developments is our decision to organize an ultimate Singapore public limited company to become the successor registrant under the Form S-1 and the ultimate parent company of SSL. The private Singapore entity, formed on December 20, 2013, is SunEdison Semiconductor Pte. Ltd.; the public Singapore entity is expected to be formed upon the effectiveness of the Form S-1 under the name of SunEdison Semiconductor Limited ("Limited").
Under the terms of the proposed IPO, we will continue to supply polysilicon, and will license certain technologies, to SSL following completion of the proposed IPO. We will also provide specified support services to SSL, for a fee, related to corporate functions such as risk management, communications, corporate administration, finance, accounting, audit, legal, information technology, human resources, compliance, employee benefits and stock compensation administration, while SSL will also provide us with certain information technology support services. The terms of these arrangements between SSL and us have not yet been finalized. We expect to use proceeds we receive from SSL in connection with the contribution to SSL of the subsidiaries and assets described below to fund growth initiatives related to the Solar Energy business, to repay existing indebtedness and for general corporate purposes.
Completion of the proposed IPO of the ordinary shares of Limited and related transactions are subject to numerous conditions, including market conditions, approval by our board of directors of the final terms of the proposed IPO and receipt of all regulatory approvals, including the effectiveness of the registration statement filed with the SEC. As a result, we cannot assure you that the proposed IPO will occur on favorable terms, or at all. We have not yet determined, among other items, the number of ordinary shares of Limited that will be sold in the proposed IPO, the valuation of such shares, the terms of new agreements between and among Limited, SSL and us, the terms of any potential new bank or other financings that may be entered into by Limited, SSL or us or how we will use the cash payments we expect to receive from Limited in connection with the proposed IPO and related transactions. As a result, even if the proposed IPO does occur, we can make no assurances about the financial impact it and the related transactions may have on us.

We currently operate our Semiconductor Materials business through a number of wholly owned subsidiaries and our 80% joint venture in South Korea known as MEMC Korea Company and, for accounting purposes, consolidate their results of operations with the results of operation of the Company. Prior to completion of the proposed IPO, we will contribute all of the capital stock of such subsidiaries and all of the assets used in our Semiconductor Materials business to SSL.
Although we have not yet determined the amount of interest of Limited that will be sold to the public in connection with the proposed IPO, we expect that will we continue to consolidate Limited’s results of operations with our Solar Energy business for accounting purposes upon the completion of the proposed IPO and will likely continue to do so as long as we have a controlling financial interest in the outstanding ordinary shares of Limited. The minority interest in Limited that we do not own following the completion of the proposed IPO will be reflected in our consolidated balance sheet as a “non-controlling interest” and such minority interest’s proportionate share of Limited’s operating income or losses will be reflected in our consolidated statements of operations as “net income (loss) attributable to non-controlling interest.” At this time, we have not made any determination regarding whether we will dispose of our remaining interests in Limited or, if we do dispose of those remaining interests, the manner or timing of any disposition following completion of the proposed IPO.
Completion of Public Offering of SunEdison Common Stock
On September 18, 2013, we completed the issuance and sale in a registered public offering (the "Offering") of 34,500,000 shares of the Company's common stock, par value $0.01 per share, at a public offering price of $7.25 per share, less discounts and commissions of $0.29 per share. We received net proceeds from the offering of approximately $239.6 million, after deducting underwriting discounts and commissions and related offering costs. We intend to use the net proceeds for general corporate purposes, which includes funding working capital and growth initiatives.
Completion of Notes Exchange and Refinancing of Credit Facilities
Issuance of 2018 Notes and 2021 Notes
On December 20, 2013, SunEdison issued (1) $600 million in aggregate principal amount of 2.00% Convertible Senior Notes due October 1, 2018 (the “2018 Notes”) under an indenture, dated as of December 20, 2013 (the “2018 Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”) and (2) $600 million in aggregate principal amount of 2.75% Convertible Senior Notes due January 1, 2021 (the “2021 Notes” and, together with the 2018 Notes, the “Notes”) under an indenture, dated as of December 20, 2013 (the “2021 Indenture” and, together with the 2018 Indenture, the “Indentures”), between the Company and Trustee. The Company offered and sold the Notes in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchasers for the offering (the “Initial Purchasers”) offered and sold the Notes to “qualified institutional buyers” pursuant to the exemption from registration provided by Rule 144A under the Securities Act.
The 2018 Notes bear interest at a rate of 2.00% per year, payable semiannually in arrears in cash on April 1st and October 1st of each year, beginning on April 1, 2014, and the 2021 Notes bear interest at a rate of 2.75% per year, payable semiannually in arrears in cash on January 1st and July 1st of each year, beginning on July 1, 2014. The Notes are senior unsecured obligations and will rank equally with all of our existing and future senior unsecured debt and senior to all of our existing and future subordinated debt.
Holders may convert their Notes at their option on any day prior to the close of business on the business day immediately preceding July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) only under the following circumstances: (1) during the five business day period after any 10 consecutive trading day period (the “Measurement Period”) in which the trading price per Note for each day of that Measurement Period was less than 98% of the product of the closing sale price of our common stock and the conversion rate on each such day; (2) during any calendar quarter after the calendar quarter ending March 31, 2014, if the closing sale price of our common stock for 20 or more trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter exceeds 120% of the applicable conversion price in effect on each such trading day; or (3) upon the occurrence of specified corporate events. The Notes will be convertible, regardless of the foregoing circumstances, at any time from, and including, July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) until the close of business on the second scheduled trading day immediately preceding the applicable maturity date.
Upon conversion we will pay cash and, if applicable, deliver shares of our common stock, based on a “Daily Conversion Value” calculated on a proportionate basis for each “VWAP Trading Day” (each as defined in the Indentures) of the relevant 25 VWAP Trading Day observation period. However, we must settle conversions solely in cash until we have obtained the requisite approvals from our stockholders to (i) amend our restated certificate of incorporation to sufficiently increase the number of authorized but unissued shares of our common stock to permit the conversion and settlement of all Notes into shares of our common stock, and (ii) authorize the issuance of the maximum numbers of shares described above in accordance with the continued listing standards of The New York Stock Exchange. The initial conversion rate for the Notes will be 68.3796 shares of common stock per $1,000 in principal amount of Notes, equivalent to a conversion price of approximately $14.62 per share of common stock. The conversion rate will be subject to adjustment in certain circumstances.
Subject to certain exceptions, holders may require the Company to repurchase, for cash, all or part of their Notes upon a “Fundamental Change” (as defined in the Indentures) at a price equal to 100% of the principal amount of the Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the “Fundamental Change Purchase Date” (as defined in the Indentures). In addition, upon a “Make-Whole Fundamental Change” (as defined in the Indentures) prior to the maturity date of the Notes, we will, in some cases, increase the conversion rate for a holder that elects to convert its Notes in connection with such Make-Whole Fundamental Change. The Company may not redeem the Notes prior to maturity.
The Indentures contain certain events of default after which the Notes may be due and payable immediately. Such events of default include, without limitation, the following: failure to pay interest on any Note when due and such failure continues for 30 days; failure to pay any principal of any Note when due and payable at maturity, upon required repurchase, upon acceleration or otherwise; failure to comply with our obligation to convert the Notes into cash, our common stock or a combination of cash and our common stock, as applicable, upon exercise of a holder’s conversion right and such failure continues for 5 business days; failure by us to provide timely notice of a fundamental change, make-whole fundamental change or certain distributions; failure in performance or breach of any covenant or agreement by us under the Indentures (other than those described above in this paragraph) and such failure or breach continues for 60 days after written notice has been given to us; failure to pay any indebtedness borrowed by us or one of our Significant Subsidiaries (as defined in the Indentures) in an outstanding principal amount in excess of $50 million; failure by us or one of our significant subsidiaries to pay, bond or otherwise discharge any judgments or orders in excess of $50 million within 30 days of the entry of such judgment; and certain events in bankruptcy, insolvency or reorganization of the Company.
Entry Into New Credit Facility
Also on December 20, 2013, we entered into a credit agreement by and among the Company, the lenders identified therein and Deutsche Bank AG New York Branch (“Deutsche”), as administrative agent, lender, and letter of credit issuer (the “Credit Facility”). The Credit Facility provides for a senior secured letter of credit facility in an aggregate principal amount up to $320,000,000 and has a term ending December 15, 2014. The Credit Facility will be used to backstop outstanding letters of credit issued by Bank of America, N.A. under our former revolving credit facility, which was terminated simultaneously with our entry into the Credit Facility (subject to our obligation to continue paying fees in respect of outstanding letters of credit).
Our obligations under the Credit Facility are guaranteed by certain of our domestic subsidiaries. Our obligations and the guaranty obligations of our subsidiaries are secured by first priority liens on and security interests in substantially all present and future assets of the Company and the subsidiary guarantors, including a pledge of the capital stock of certain of our domestic and foreign subsidiaries.
Interest under the Credit Facility accrues on the committed amount of $320,000,000 regardless of actual utilization, and varies from 7.75% to 15%. If we have not terminated the Credit Facility on or prior to February 28, 2014, interest on undrawn letters of credit increases to 15% per annum and we cease to have the right to terminate the Credit Facility. Interest is due and payable in arrears at the end of each fiscal quarter and on the maturity date of the Credit Facility. Drawn amounts on letters of credit are due within three business days, and interest accrues on drawn amounts at a base rate plus the applicable interest rate spread noted above. In addition, the Company paid a fee of $7.2 million upon entry into the Credit Facility.
The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio of 3.5 to 1.0, which excludes the 2018 and 2021 Notes, and a minimum liquidity amount of $400 million. The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $35 million, excluding our non-recourse indebtedness. In addition, the Credit Agreement includes a covenant to satisfy certain post-closing obligations relating to the creation and perfection of liens in favor of our creditors under the Credit Facility. Failure to comply with the specified deadlines in this covenant will result in the Credit Facility interest rate increasing to 15%.
The Credit Facility also contains mandatory prepayment provisions applicable to specified asset sale transactions as well as our receipt of proceeds from certain insurance or condemnation events and the incurrence of additional indebtedness.
Redemption of Senior Notes and Repayment of Existing Credit Facilities
Finally, on December 20, 2012, the Company (i) issued a notice of redemption for all $550.0 million outstanding aggregate principal amount of its 7.75% Senior Notes due 2019 (the “Senior Notes”) and discharged its obligations under the Indenture, dated March 10, 2011, by and among the Company, the subsidiary guarantors named therein and U.S. Bank National

Association, as trustee related to the 7.75% Senior Notes due 2019 (the “Senior Notes Indenture”), (ii) repaid all amounts borrowed under and terminated its Second Lien Credit Agreement, dated September 28, 2012, by and among the Company, Goldman Sachs Bank USA, Deutsche Bank Securities Inc. and the lenders party thereto (the “Second Lien Facility”) and terminated the Guaranty Agreement, dated September 28, 2012, by and between each of the guarantor subsidiaries in favor of Goldman Sachs Bank USA as Administrative Agent for the benefit of itself and the secured parties named therein (the “Guaranty Agreement”), and (iii) terminated its Amended and Restated Credit Agreement dated as of March 23, 2011, as amended to the date hereof, by and between the Company, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto (the “First Lien Facility”).

The foregoing agreements were terminated in connection with the offering of the Notes and entering into of the Credit Facility described above. Certain of the Initial Purchasers or their affiliates held a meaningful portion of the Senior Notes and the Second Lien Facility and such Initial Purchasers or their affiliates received a portion of the proceeds of from the offering of the Notes in connection with the repayment of such Senior Notes and/or Second Lien Facility.

Credit Ratings Withdrawn
On December 23, 2013 and February 11, 2014, the two credit agencies that provided a rating on the Company withdrew their ratings because the Company's rated debt was fully repaid on December 20, 2013 and no longer outstanding.
Refinance of Credit Agreement
On February 28, 2014, we entered into a credit agreement with the lenders identified therein, Wells Fargo Bank, National Association, as administrative agent, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers and joint syndication agents, and Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Macquarie Capital (USA) Inc., as joint bookrunners (the “Credit Facility”). The Credit Facility provides for a senior secured letter of credit facility in an aggregate principal amount up to $265 million and has a term ending February 28, 2017. The Credit Facility will be used to backstop outstanding letters of credit issued by Bank of America, N.A. under our former revolving credit facility until they expire, as well as for general corporate purposes. Subject to certain conditions, the Borrower may request that the aggregate commitments be increased to an amount not to exceed $400 million.

Our obligations under the Credit Facility are guaranteed by certain of our domestic subsidiaries. Our obligations and the guaranty obligations of our subsidiaries are secured by first priority liens on and security interests in substantially all present and future assets of the Company and the subsidiary guarantors, including a pledge of the capital stock of certain of our domestic and foreign subsidiaries.

Interest under the Credit Facility accrues on the Dollar equivalent of the daily amount available to be drawn under outstanding letters of credit or bankers' acceptances, at a rate of 3.75%. Interest is due and payable in arrears at the end of each fiscal quarter and on the maturity date of the Credit Facility. Drawn amounts on letters of credit are due within seven business days, and interest accrues on drawn amounts at a base rate plus 2.75%.

The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio of 3.0 to 1.0 which excludes the 2018 and 2021 Notes (measurement commencing with the last day of the fiscal quarter ending December 31, 2014) and a minimum liquidity amount (measurement commencing with the last day of the fiscal quarter ending June 30, 2014) of the lesser of (i) $400 million and (ii) the sum of (x) $300 million plus (y) the amount, if any, by which the aggregate commitments exceed $300 million at such time. The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $50 million, excluding our non-recourse indebtedness.

The Credit Facility also contains mandatory prepayment and/or cash collateralization provisions applicable to specified asset sale transactions as well as our receipt of proceeds from certain insurance or condemnation events and the incurrence of additional indebtedness.
Solar Energy Segment
Overview. Our Solar Energy segment includes the operations of our old Solar Materials segment as well as our Solar Energy business. We combined these segments effective January 1, 2012 as part of a global restructuring announced on December 8, 2011 (the “2011 Global Plan”).
On December 8, 2011, we announced a global restructuring to reduce our company's global workforce, modify our production capacity and accelerate operating cost reductions in 2012 and beyond. We committed to these actions in response to the then current and expected market conditions, including the significant price declines in the upstream solar market resulting from worldwide overcapacity as well as reduced demand in the solar market. In addition to shuttering our Merano, Italy polysilicon facility, we temporarily reduced production capacity at our Portland, Oregon solar monocrystalline facility and limited the capacity ramp of our Kuching, Malaysia solar wafer facility during 2012. To focus on providing our downstream solar customers with quality, low cost systems and to achieve improved operating efficiencies, we consolidated the Solar Materials and Solar Energy segments into a single Solar Energy segment. All financial information for the Solar Energy segment for 2013 and applicable periods prior to 2013 (which have been recast to include the Solar Materials and Solar Energy segments for all periods prior to January 1, 2012) is set forth in Note 20, Notes to Consolidated Financial Statements contained in our 2013 Annual Report, which information is incorporated herein by reference.
Our Solar Energy segment provides solar energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market to provide a comprehensive solar energy service to our customers. We are a leading global solar energy services provider. As of December 31, 2013, we have interconnected over 816 solar power systems representing 1.3 gigawatts ("GW") of solar energy generating capacity. As of December 31, 2013, we had 540.1 megawatts ("MW") of projects under construction and 3.4 GW in pipeline. A solar energy system project is classified as "pipeline" when we have a signed or awarded power purchase agreement (PPA) or other energy off-take agreement or have achieved each of the following three items: site control, an identified interconnection point with an estimate of the interconnection costs, and an executed energy off-take agreement or the determination that there is a reasonable likelihood that an energy off-take agreement will be signed. "Under construction" refers to projects within pipeline, in various stages of completion, which are not yet operational. There can be no assurance that pipeline will be converted into completed projects or generate revenues or that we can obtain the necessary financing to construct these projects.
In support of our downstream solar business, our Solar Energy segment manufactures polysilicon, silicon wafers and solar modules. While there continued to be external solar wafer sales during 2013 and 2012, these sales were significantly diminished from prior year sales levels and, going forward, solar wafer sales to external parties are expected to be a smaller component of our business in comparison to historical levels given our strategic shift to primarily supplying wafers for internal consumption by our Solar Energy business. Additionally, our Solar Energy segment will sell solar modules to third parties in the event the opportunity aligns with our internal needs. Consistent with our existing solar strategy, we will continue to utilize our joint ventures and partner with third-party vendors to procure or have manufactured solar modules for use in our business.
Our business is focused on the installation of solar energy systems that are connected to the electricity grid. A wide variety of international and U.S. federal, state and local government and utility commission rules, regulations and policies affect our ability to conduct our business. See "Regulation" below.
We provide our downstream customers with a simplified and economical way to purchase renewable energy by delivering solar power under long-term power purchase arrangements with customers or feed-in tariff arrangements with government entities and utilities. Our business is heavily dependent upon government subsidies, including U.S. federal incentive tax credits, state-sponsored energy credits and foreign feed-in tariffs. In certain jurisdictions, the sale of a solar energy system would not be profitable without these incentives. Our customers pay us only for the electricity output generated by the solar energy systems we install on their rooftops, or other property, thereby avoiding the significant capital outlays otherwise usually associated with power plant projects, including typical solar power plants. Once installed, our solar energy systems provide energy savings to customers and enable them to hedge a portion of their energy costs against volatile electricity prices by generating electricity during daylight hours when electricity prices are typically highest.
Our objective is to develop solar power generation assets that serve as a cost-effective clean energy alternative to central-generated power in select markets throughout North America, South America, Europe, the Middle East, South Korea, Thailand, Malaysia, India, China, South Africa and, in the future, other countries in Asia. Outside of the United States, including in Europe, Asia and Canada, projects are developed and operated pursuant to a government feed-in tariff structure which provides stable pricing under long term contracts, typically 20 years. We generally sell our European, Asian and Canadian projects to investors after they are constructed. In certain countries, for example, in India and South Africa, there is a multi-year holding requirement for a portion of our equity position in such projects. In the United States, we frequently utilize a sale-leaseback financing structure or sell the systems directly to a strategic buyer which results in the recognition of electricity generation and revenue. We are now developing and constructing solar power generation assets and retaining the assets on the balance sheet. These assets produce electricity that is sold to the energy consumer or utility generator and results in the recognition of electricity generation and revenue. For many projects, we operate solar energy systems after construction pursuant to predefined operations and maintenance agreements. Our long-term objective is to lower the levelized cost of solar energy to the point that solar electricity is cost competitive with fossil fuel generated electricity, enabling us to reach grid parity with traditional energy alternatives without government incentives or subsidies. We also intend to leverage our customer relationships and on-site customer presence to obtain additional power purchase agreements for new locations and long-term contracts for operations and maintenance services for non-SunEdison solar energy systems.

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
Through electricity generation by solar electric systems that we operate and through the solar power services agreements in certain states in the U.S., including Massachusetts, Maryland, New Jersey, California, Ohio and Colorado, we are credited with approximately one REC for each 1,000 kilowatt-hour (or megawatt-hour) of electricity we produce. RECs represent the right to claim the environmental, social and other non-power qualities of the renewable electricity generation. At the appropriate time in the construction of a solar power plant, we submit an application to the relevant state energy regulatory bodies. The solar power plant is inspected and if approved, we are qualified to receive RECs based on actual production in the future. A REC, and its associated attributes and benefits, can be sold with or separately from the underlying physical electricity associated with a renewable-based generation source. Buyers of these certificates are typically the utilities that can use the credits to offset state or public utility commission mandated environmental obligations that specify that a portion of their electricity must be generated by solar energy or commodity trading desks that acquire RECs to resell to utilities. Whenever possible, we enter into multi-year binding contractual arrangements with utility companies or other investors who purchase RECs at fixed rates. Sales directly to utilities are generally recorded at the time the required level of energy is generated, which in turn gives us the right to the REC. We typically has the legal and contractual right to transfer ownership of RECs to third parties under the terms of the agreements between us and the utility. Investors also purchase these certificates, typically under similar contracts. These investors then resell the certificates to end-user utilities or other companies.
In the event of under production of energy versus the contracted volume or inability to secure state validation, we may be required to purchase RECs on the spot market and transfer them to the contracted counterparty. Based on our operating experience, we believe that it is unlikely that we would be required to purchase a material amount of RECs to satisfy potential future contractual shortfalls.
We also receive renewable energy incentives from public utilities in the State of California in the form of PBIs under the California Solar Initiative ("CSI") program for the production of renewable energy. A fixed rate per kilowatt hour of actual solar energy production is paid in cash by the utilities over a 60 month period, and the incentive is not based or calculated on the cost to construct the solar power plant. The PBIs are not earned by us unless production actually occurs. There is no penalty under the PBI program if there is no electricity production. Production from our operated systems is verified by an independent third party before billing to the utilities. Unlike RECs discussed above, PBIs are merely a cash incentive and are not tradable.
Suppliers and Raw Materials. For our Solar Energy business, we procure modules through our OEM (Original Equipment Manufacturer) manufacturing relationships and we also have a limited number of suppliers for modules, trackers and inverters. We generally enter into purchase agreements with one year terms with these suppliers. We believe this allows us to optimize system performance, reduce system costs and benefit from the long-term innovation and cost reduction trends of the solar industry. Our solar module suppliers generally provide a 25-year limited warranty for power and a multi-year limited warranty for workmanship. We provide a similar warranty for our solar modules that we supply to our own solar energy projects or to third party purchasers of such modules. Inverter suppliers generally provide a product workmanship warranty of five years with available extended warranties if purchased. In the event that a module or inverter fails in the future, we will repair or replace the failed module or inverter and then recoup the costs from the supplier. We have also entered into OEM module production arrangements to strengthen our supply chain and provide lower cost modules.
For our solar wafer production, the main raw material is polysilicon. We use two types of polysilicon: granular polysilicon and chunk polysilicon. We produce all of our requirements for granular polysilicon at our facility in Pasadena, Texas. Although we have produced chunk polysilicon in our Merano, Italy polysilicon facility, on February 10, 2014, the Company announced that the facility will be indefinitely closed. The Merano polysilicon facility was shuttered in December of 2011 as part of the 2011 Global Plan (discussed above). For the past two years, we explored various options to improve the cost effectiveness of the Merano polysilicon facility. Ultimately, the identified cost reductions were not enough to sustain the economic viability of the plant in the current market environment. The indefinite closure will affect approximately 200 employees at the Merano polysilicon plant. In connection with the closure, the associated electronic grade TCS (trichlorosilane) operation, which employs approximately 35 people, will be closed over the next 12 months. As a result of the decision to indefinitely close the polysilicon manufacturing facility and TCS operation, we recorded $37.0 million of non-cash impairment charges to write down these assets to their current estimated salvage value for the year ended December 31, 2013.
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
Our solar wafers are used as the starting material for crystalline solar cells. Customers using crystalline wafers for solar applications utilize wafers that are square or pseudo square so that they fit optimally into solar modules (panels) and convert energy from the sun into usable electrical energy. Our first solar wafer manufacturing facility was constructed in Kuching, Malaysia and brought online in 2010. Also in 2010, we acquired Solaicx, which gave us a monocrystalline ingot manufacturing facility in Portland, Oregon. We will continue to manufacture solar wafers in Kuching, solar wafers and ingots through our joint venture in China with Zhenjiang Huantai Science & Technology Co. Ltd. and solar ingots in Portland. We will also continue to use subcontractors for a limited amount of our solar wafer and solar ingot production.
Sales, Marketing and Customers. We market our solar energy generation, monitoring and maintenance services primarily through a direct sales force, and also through local or regional solar channel partners both domestically and internationally. A key element of our sales and marketing strategy is establishing and maintaining close relationships with our customers. We accomplish this through multi-functional teams of marketing, sales, technical, project finance and legal personnel.
Domestic Marketing and U.S. Customers. Our U.S. solar energy customers fall into three categories: (i) commercial customers, which principally include large, national retail chains and real estate property management firms; (ii) federal, state and municipal governments; and (iii) utilities.
For our commercial customers, our business model centers on entering into long-term power purchase agreements where our customers purchase electricity at a pre-determined price for an extended period of time, which may be up to 20 years. Under these arrangements, we generally agree to sell, and the customer agrees to buy, all of the electricity produced by a solar energy system which is installed to the rooftops of the location where the customer is located, canopies built over parking lots on their land or on their other property. We structure these contracts so that the customer pays us a price per kilowatt hour that is competitive with the price charged by the customer’s local electric utility. Our commercial customers are primarily large companies that operate on a national or regional basis. These customers have certain attributes that make them good candidates for our services, such as multiple locations with large rooftops, parking canopies or unused land, strong credit quality, large electricity consumption requirements and appropriate load usage.
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
We typically enter into two kinds of agreements with utility customers—long-term power purchase agreements and agreements to sell RECs. Our power purchase agreements, similar to our agreements with commercial and government customers, provide for the sale of electricity to the utility at a contracted price, typically over a 20-year term. The benefits to our utility customers of entering into a power purchase agreement with us include: (i) our solar energy systems allow utilities to satisfy increasing interest by their customers and regulators in purchasing electricity generated by solar and other renewable energy sources; (ii) our distributed generation system can help utilities balance grid electricity demands and meet their ongoing generation, transmission and distribution requirements in order to supply electricity to their end-customers, while avoiding expensive and potentially difficult new generation, transmission and distribution investment and construction; and (iii) because the pricing of the electricity generated by our solar energy systems takes into account all available federal and state tax incentives, which certain not-for-profit utilities are not entitled to benefit from directly, our solar energy systems offer utilities a mechanism through which to indirectly benefit from these tax incentives. We sell RECs that are generated by our solar energy systems to utilities to assist them in complying with renewable energy regulatory requirements that require them to produce a specified percentage of their electricity from renewable energy sources.
International Marketing and Foreign Customers. Until recently, our international business operations have focused only in certain areas in Europe and Canada. Our growth in 2010 primarily reflected an increase in ground mount projects in Italy. Our growth in 2011 and 2012 was primarily from an increase in utility projects in North America. Our 2013 growth was similarly focused in North America while also diversifying into South Africa and South America. For 2014, we expect our growth to be focused on North America as well as Latin America, South Africa and Europe. We believe this regional and market diversification will reduce country concentration risk and improve overall project returns.

In our international operations, we either develop projects ourselves or enter into strategic alliances or partnership arrangements with local project developers with extensive knowledge of the local licensing, permitting, land siting and other legal aspects of developing a solar energy system in each given country or region. Under these arrangements, our local partners generally obtain the necessary permits, authorizations, licenses and land rights for the development of the solar energy system, and we manage the design and engineering, construction, procurement, installation and financing of the solar energy system. We also may execute an operations and maintenance agreement to service the system for an extended period of time after construction.
Project Finance and Project Working Capital. Our business model is to realize cash upon the completion and sale of a solar energy system or upon the sale of energy, in the case of sale leaseback financing or projects retained on our balance sheet. Typically, a construction financing facility is implemented prior to commencement of construction of the solar energy system, and for non-sale leaseback financed projects, long-term debt is arranged prior to commercial operation of the system and drawn on at or about the time of commercial operation or the sale of the system.
We utilize a variety of project and debt financing structures to arrange long-term financing for our systems, including non-recourse construction finance. In the United States, our long-term financing consists of selling the solar energy systems to third parties and in some cases leasing the solar energy system back for an extended period of time. These leases are typically accounted for as capital leases or financing arrangements on our balance sheet. See Note 2, Notes to Consolidated Financial Statements in our 2013 Annual Report. Outside the U.S., we typically obtain term debt financing with a maturity date tied to the date the applicable feed-in tariff expires, and upon the sale of these systems, the new project owner acquires the term debt financing. Alternatively, in lieu of financing solar energy systems, we may choose to sell a portion of our systems portfolio to third parties. Outside the U.S., we generally sell projects outright to third parties, except in India and in South Africa where there is a partial equity holding requirement. Our currently known or anticipated market and liquidity risks are described more fully in Item 1A, "Risk Factors", below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in our 2013 Annual Report, which is incorporated herein by this reference.
Operations and Maintenance of Solar Energy Systems. Our service personnel are responsible for the operation and maintenance of our portfolio of solar energy systems. We may also provide operations and maintenance services to solar energy systems that are neither owned nor installed by us. In 2014, we are planning to expand our operations and maintenance business significantly through organic and inorganic growth. The services provided by our service team include the following:

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
Silicon-on-Insulator Wafers
An SOI wafer is a different starting material for the chip making process. SOI wafers have three layers: a thin surface layer of silicon (from a few hundred Angstrom to several microns thick) where the transistors are formed, an underlying layer of insulating material and a support or “handle” bulk silicon wafer. The insulating layer, usually made of silicon dioxide, is referred to as the “buried oxide” or “BOX” layer and is usually a few thousand Angstroms thick. Transistors built within the top silicon layer typically switch signals faster, run at lower voltages and are much less vulnerable to signal noise from background cosmic ray particles. Each transistor is isolated from its neighbor by a complete layer of silicon dioxide.
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
We sell some of our semiconductor wafers to certain customers under consignment arrangements. Generally, these consignment arrangements require us to maintain a certain quantity of wafers in inventory at the customer’s facility or at a storage facility designated by the customer. Under these arrangements, we ship the wafers to the storage facility, but do not charge the customer or recognize revenue for those wafers until title passes to the customer. Title passes when the customer pulls the product from the assigned storage facility or storage area or, if the customer does not pull the product within a stated period of time (generally 60-90 days), at the end of that period, or when the customer otherwise agrees to take title to the product. Until that time, the wafers are considered part of our inventory and are reflected on our books and records as inventory. As such, these consignment arrangements are essentially inventory transfer arrangements. At December 31, 2013, we had approximately $22.9 million of inventory held on consignment, compared with approximately $27.7 million held on consignment at December 31, 2012.
Manufacturing. To meet our semiconductor wafer customers’ needs worldwide, we have established a global manufacturing network currently consisting of eight manufacturing facilities. In an effort to reduce manufacturing costs and to shift manufacturing to locations closer to our customers, in 2009, we committed to terminate certain manufacturing in St. Peters, Missouri and Sherman, Texas.  In 2011, we ceased all production at our Sherman, Texas facility. We intend to sell this facility, although there can be no assurance that we will be successful in selling the facility.  In 2012, we ceased all production at our St. Peters, Missouri facility, except for 150mm crystal growing and advanced SOI manufacturing. We announced on February 10, 2014 the further consolidation of our crystal operations that will include the transitioning of the small diameter crystal activities now conducted at St. Peters to facilities in Korea, Taiwan and Italy. SOI production will continue at the St. Peters facility.  Our corporate headquarters and research and development are expected to continue at the St. Peters facility.  We have transferred crystal operations to our new semiconductor wafer manufacturing facility in Ipoh, Malaysia.  We completed construction and commenced commercial shipments from this facility in the third quarter of 2010. We have also invested significantly and are continuing to invest to expand our 300 millimeter production capacity in our manufacturing facilities.
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
Raw Materials. We obtain our requirements for several raw materials, equipment, parts and supplies from some sole suppliers, in addition to other sources. The main raw material in our semiconductor wafer manufacturing process is polysilicon. See the description of our polysilicon production above under “Solar Energy Segment-Suppliers and Raw Materials.”
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
Regulation
Our Solar Energy business is exempt from most regulation applicable to electric utilities under applicable national, state or other local regulatory regimes where we conduct business. In the United States, we own or control solar energy facilities that are certified as "Qualifying Small Power Production Facilities" ("QFs") under the Public Utility Regulatory Policy Act of 1978 or "Exempt Wholesale Generators" ("EWGs") under the Public Utility Holding Company Act of 2005. As a result, our solar energy projects are exempt from most regulations established by the Federal Energy Regulatory Commission ("FERC"). These exemptions apply to the regulation of rates of interstate sales of wholesale electricity, and otherwise to federal and state laws regarding the financial and organizational regulation of electric utilities. For some of our large utility-scale projects, the utility that is purchasing the energy must seek state regulatory approval of its power purchase agreements entered into with us. As our utility-scale business grows to entail interstate sales of wholesale electricity from solar energy facilities greater than 20 MW, those facilities may no longer be eligible for exemption from the ratemaking provisions of the Federal Power Act, and, as a result, will need to seek and obtain "market-based rate authorization" from FERC in order to undertake wholesale sales of power. A facility with “market-based rate authorization” from FERC is regulated as a "public utility", provided that, as certified QFs, each solar energy facility will continue to be exempt from most other federal and state regulation as long as they do not exceed 30 MW. Our solar energy facilities are subject to compliance with the mandatory reliability standards developed by the North American Electric Reliability Corporation and approved by FERC under the Federal Power Act. In Europe, Asia and Canada, SunEdison and its subsidiaries are also generally subject to the regulations of the relevant energy regulatory agencies applicable to all producers of electricity under the relevant feed-in tariff regulations (including the feed-in tariff rates).

Additionally, interconnection agreements are required for virtually all of our projects. Depending on the size of the system and state law requirements, interconnection agreements are between the local utility and either by us or our customers in the United States. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by FERC, the local public utility commission ("PUC") or other regulatory body with jurisdiction over interconnection agreements.
Research and Development
Solar Energy. The solar wafer market is characterized by intense cost pressures, excessive supply, competition from thin film technologies and geopolitical trade dynamics. These intense cost pressures and worldwide overcapacity led us to commit to the series of restructuring actions set out in our 2011 Global Plan. We believe that the timely development of higher productivity and lower cost processes, enhancements to the existing products, and development of new wafer products, through our crystal growth and wafer manufacturing process, are essential to maintain our competitive position and to provide lower cost modules to our projects. Our goal in solar materials research and development is to continually evaluate the cost and quality at the installed power system level to develop products capable of enhancing overall value for the end consumer while meeting the performance requirements necessary to grow the solar market. We accomplish this by closely linking our research and development projects and goals to the current and future technology requirements across the solar value chain. Some of these projects involve formal and informal joint development efforts with our customers.
In the upstream solar materials value chain, we devote research and development resources in the areas of polysilicon production, crystallization, crystal wafering and solar cells and modules. We have a dedicated group of engineers and scientists, working in our St. Peters, Missouri, Pasadena, Texas and Merano, Italy facilities, to develop higher productivity, lower cost and ultrapure polysilicon fabrication processes. In conjunction with these efforts, we are developing efficient crystal growth processes to produce high quality monocrystalline silicon with lower defect density and higher minority carrier lifetime, using a team of engineers and scientists located primarily in our St. Peters, Missouri, Portland, Oregon and Kuching, Malaysia facilities. With our acquisition of Solaicx, we have a proprietary continuous crystal growth manufacturing technology which yields high-efficiency monocrystalline silicon wafers. The research and development efforts in crystal wafering are directed towards reducing silicon wafer thickness and kerf loss, improving the wafer quality, reducing the overall cost while improving the energy output of the solar modules derived from the silicon wafer, and achieving technological differentiation and innovation. We are developing wafering technologies that enable scaling to smaller wafer thickness while increasing the productivity of the wafering process. We are also continuing to develop our own solar wafer (156 millimeter) manufacturing facility in Kuching, Malaysia. These efforts focus on simultaneously reducing cost and improving energy output at the module and system level. We achieve this synergy by conducting necessary complementary research and development in solar cells and modules. Our module and solar cell research and development teams are primarily located in Belmont, California. In addition, we have research and development resources in India (design) and Singapore (quality).
Moreover, we work with key customers worldwide through our Product Development/Management and research and development engineers, leveraging our research and development laboratories. This enables us to establish a close, technical working relationships with our customers to obtain a better knowledge of our customers’ solar materials requirements.
The Product Development and Product Management Groups for our downstream Solar Energy business unit are also focused on reducing the levelized cost of electricity in our photovoltaic installations. As a solar energy services provider, new technology evaluation is a critical part of this effort. The Product Development and Management Groups evaluate emerging industry solutions in the areas of module, structure, inverter and balance of system components. Technology evaluation is pursued through analysis, testing, demonstration and development.
SunEdison LLC became a founding member of the Solar Technology Acceleration Center in Aurora, Colorado in 2008 in order to further this effort. The other founding partners include Xcel Energy and Abengoa Solar. Sponsoring partners include the National Renewable Energy Lab and the Electric Power Research Institute. In addition to external technology evaluation, the Product Development Group leads efforts to reduce the levelized cost of electricity through internal product development of system components, with particular emphasis on module mounting components like microinverters and DC optimizers. The energy research and development team also focuses on providing platform solutions such as Solar Water Pumps for irrigation, Hybrid Solutions for fuel abatement, and operating and maintenance solutions that includes integrating data collection, analytics and optimization to keep photovoltaic plants performing at  expected levels, all on the foundation of proprietary hardware and software.
The Solar Energy Product Development Group also leads a cross functional continuous improvement process within the Company to analyze and improve performance of our operational solar energy systems. This effort focuses on propagating best practices, increasing energy production and minimizing the frequency and impact of system outages. Through these combined efforts, we strive to reduce the cost of electricity delivered.
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
Proprietary Information and Intellectual Property
We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We protect our intellectual property rights based on patents and trade secrets. As of December 31, 2013, we had approximately 310 U.S. patents, of which approximately 93 will expire within the next five years, approximately 99 will expire between six and ten years and approximately 118 will expire after ten years. As of December 31, 2013, we had approximately 554 foreign patents, of which approximately 155 will expire within the next five years, approximately 233 will expire between six and ten years and approximately 166 will expire after ten years. These foreign patents are generally counterparts of our U.S. patents. As of December 31, 2013, we had approximately 234 pending U.S. patent applications and approximately 476 pending foreign patent applications. The patents we beneficially own relate to polysilicon technology. We exclusively licensed these beneficially owned patents from Albemarle Corporation in connection with our purchase of Albemarle's granular polysilicon business in 1995. We may request that these patents be assigned to us at any time in exchange for a nominal purchase price.
We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims against us.
Customer Concentration

In 2013, one customer accounted for 10% of our 2013 consolidated net sales.
Employees
At December 31, 2013, we had approximately 6,300 full time employees and approximately 538 contract or temporary workers worldwide. We have approximately 1,700 unionized employees in our facilities located in St. Peters, Missouri, Pasadena, Texas, South Korea, Italy and Japan. We have not experienced any material work stoppages at any of our facilities due to labor union activities during the last several years. We believe our relations with our employees are generally good.
Geographic Information
Information regarding our foreign and domestic operations is contained in Note 20, Notes to Consolidated Financial Statements, included in our 2013 Annual Report which information is incorporated herein by reference.
Available Information
We make available free of charge through our website (http://www.sunedison.com) reports we file with the Securities and Exchange Commission ("SEC"), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains an internet site containing these reports and proxy and information statements at http://www.sec.gov. Any materials we file can be read and copied online at that site or at the SEC's Public Reference Room at 100 F Street, NE, Washington DC 20549, on official business days during the hours of 10:00 am and 3:00 pm. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

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

We anticipate that the Solar Energy business will continue to require significant amounts of working capital and other capital. In addition, we plan to make continued investment in the Solar Energy business to expand this business in the near future. Historically, the Solar Energy business has generated U.S. GAAP operating losses as we have ramped up its operations. There can be no assurance that the Solar Energy business will produce sufficient margins in the future to support the capital required for its operations.
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
We typically rely on working capital and credit facilities to fund the up-front costs associated with the design, construction and installation of our solar energy systems and the purchase of components, such as solar modules and inverters, for our systems. In addition, we secure long-term financing upon completion of our solar energy systems for those systems we retain and use the proceeds to refinance the debt incurred for the design, construction and installation of the solar energy systems, as well as to generate profits and cash flow for our business. Without access to sufficient and appropriate financing, or if that financing is not available at desirable rates or on terms we deem appropriate, we would be unable to grow our Solar Energy business by increasing the number of solar energy systems we are simultaneously developing. Our ability to obtain additional financing in the future depends on banks' and other financing sources' continued confidence in our business model and the renewable energy industry as a whole. Solar energy has yet to reach widespread market penetration and is dependent on continued support in the form of performance-based incentives, rebates, tax credits, feed-in tariffs and other incentives from federal, state and foreign governments. If this support were to dissipate, our ability to obtain external financing on acceptable terms, or at all, could be materially adversely affected. While we have solar project financing available to us through existing relationships and facilities, our current cash and financing sources may be inadequate to support the anticipated growth in our business plans. In addition, we do not currently have any dedicated financing in some of our emerging and international markets, and obtaining financing in these new markets will present challenges. Our failure to obtain necessary financing to fund our operations would materially adversely affect our business, financial condition and results of operations.
To date, we have obtained financing for our Solar Energy business from a limited number of financial institutions. If any of these financial institutions decided not to continue financing our solar energy systems or materially changed the terms under which they are willing to provide financing, we could be required to identify new financial institutions and negotiate new financing documentation. The process of identifying new financing partners and agreeing on all relevant business and legal terms could be lengthy and could require us to reduce the rate of the growth of our business until such new financing arrangements were in place. In addition, there can be no assurance that the terms of the financing provided by a new financial institution would compare favorably with the terms available from our current financing partners. Our inability to secure financing could lead to canceled projects, or reduced deal flow, or we could be forced to finance the construction and installation of solar energy systems ourselves. In any such case, our borrowing costs could increase, which would have a material adverse effect on our business, financial condition and results of operations.
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
According to independent sources, industry-wide solar wafer pricing fell approximately 40% during the second quarter of 2011. During the third and fourth quarters of 2011, solar wafer pricing continued to decline due to the market downturn. In 2012, solar wafer pricing fell approximately 35% due to excess capacity in the industry. In 2013, solar wafer pricing has been relatively flat compared to the 2012 price. Solar wafer pricing has also been affected by the unfair trade complaints as discussed in depth in the risk factor below. These price decreases had a significant unfavorable impact on our revenue and gross margins during the years ended December 31, 2012 and 2011, and, though we have largely eliminated external solar wafer sales in comparison to historical periods, solar wafer pricing may unfavorably impact future operating results in our Solar Energy business. When selling prices decline, our net sales and gross profit also decline unless we are able to sell more products or reduce the cost to manufacture our products. If the selling prices for our products continue to decline, our operating results could be materially adversely affected. Failure to successfully address the challenges facing this business may hinder or prevent our ability to achieve our business objectives in a timely manner, and may also result in less than full recovery of our remaining Solar Energy long-lived assets, which could require further significant asset write-downs.
Historically we have made significant investments in our solar energy project pipeline, including both organically developing and acquiring projects from third-parties, and if a number of projects in our pipeline fail to proceed to construction or are not completed, our business, financial condition or operating results could be materially adversely affected.
The solar project development process is long and includes many steps involving site selection and development, commercial contracting and regulatory approval, among other factors.  As of December 31, 2013, we had 3.4 GW in pipeline, of which 540.1 MW was under construction at that time. There can be no assurance that pipeline will be converted into completed projects or generate revenues or that we can obtain the necessary financing to construct these projects. As we develop pipeline organically or through acquisitions, some of the projects in our pipeline may not be completed or proceed to construction as a result of various factors.  These factors may include changes in applicable laws and regulations, including government incentives, environmental concerns regarding a project or changes in the economics or ability to finance a particular project.  If a number of projects are not completed, our business, financial condition or operating results could be materially adversely affected.
Our Solar Energy business depends on the solar industry, which is driven largely by the availability and size of government and economic incentives which could be reduced or eliminated, resulting in decreased demand for our solar wafers and services, which could have significant negative effects on our business, financial condition or results of operations.
Today's solar industry demand continues to be mainly driven by the availability and size of government and economic incentives related to the use of solar power, because today the cost of solar power exceeds the cost of power furnished by the electric utility grid in most locations. As a result, government bodies in many countries have historically provided incentives in the form of feed-in-tariffs to solar project developers to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. In addition, we rely upon income tax credits and other state incentives in the United States for solar energy systems. Most countries have continued to regularly reduce the rates paid to solar power system owners for generating electricity under their respective feed-in-tariff programs, and these regular, scheduled reductions in feed-in tariff rates are expected to continue. Moreover, the value and pricing of PBIs and RECs, as well as the state PUC approved PPA rates for utilities (which are frequently higher than electricity rates for electricity generated from other energy sources), are likely to continue to decrease, further reducing the U.S. revenue stream from solar projects. These government economic incentives could be further reduced or eliminated altogether, especially in light of ongoing worldwide economic troubles and slow recovery. In addition, some of these solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Finally, some countries could and certain countries have altered their programs retroactively which would impact our systems currently in place. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for our wafers, our customers’ products and our solar energy systems, which could have a material adverse effect on our business, financial condition or results of operations.
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
From time to time, the semiconductor device industry has experienced significant downturns. These downturns often occur in connection with declines in general economic conditions. In the second half of 2011, demand for wafers for semiconductor applications started to slow down and dropped by approximately 15% in the fourth quarter as compared to the third quarter according to SEMI (the industry association serving the manufacturing supply chains for the microelectronic and photovoltaic industries), and although demand increased during the first quarter of 2012, it dropped again during the second half of 2012. In 2013, our unit volume increased by approximately 6% primarily driven by increased demand of larger diameter wafers, however revenues were pressured due to industry overcapacity and other competitive factors. If the semiconductor device industry experiences future downturns, or if the current downturn lingers, we will face pressure to further reduce prices, and we may need to further rationalize capacity and reduce fixed costs. If we are unable to reduce our expenses sufficiently to offset reductions in price and volume, our operating results and financial condition will be materially adversely affected.
A continued excess of polysilicon supply could adversely affect sales of our solar wafers, forcing us to further reduce prices in order to maintain or gain market share, which could have a material adverse effect on our business, financial condition or results of operations.
Both new available polysilicon supply and solar wafer supply capacity have led to an excess supply of available material. This oversupply of polysilicon and solar wafers led to significantly lower solar wafer pricing in 2012 and 2011. In the past, we have agreed to price reductions with some of our customers, including customers with whom we have long-term supply agreements, and we may need to do so again in the future, which could have a material adverse effect on our business, financial condition or results of operations.
The timing of completion of projects in our Solar Energy business fluctuates, which could have a material adverse effect on our business, financial condition or results of operations or the market price of our common stock.
Our quarterly results of operations fluctuate significantly based on the timing of Solar Energy projects, with a significant portion of revenues recognized during the fourth quarter of each year. There are various reasons for these fluctuations, mostly related to economic incentives and weather patterns. For example, in Canada and in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to periodic reductions of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March, which impacts the amount of construction that occurs. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. If we fail to adequately manage the fluctuations in the timing of our Solar Energy projects, our business, financial condition or results of operations could be materially affected.

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
Certain power purchase agreements signed in connection with our utility-scale business are subject to public utility commission approval, and such approval may not be obtained or may be delayed.
As a solar energy provider in the U.S., the power purchase agreements executed by us and/or our subsidiaries in connection with the development of utility-scale projects are generally subject to approval by the applicable state PUC.  It cannot be assured that such PUC approval will be obtained, and in certain markets, including California and Nevada, the PUCs have recently demonstrated a heightened level of scrutiny on solar power purchase agreements that have come before the PUC for approval. If the required PUC approval is not obtained for any particular solar power purchase agreement, the utility counterparty may exercise its right to terminate such power purchase agreement, and we may lose its invested development capital.
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

In addition, the 2011 Global Plan necessitated termination of certain take-or-pay contracts with some of our suppliers of raw materials and solar wafers, which gave rise to disputes with those parties.  In 2012, we entered into a settlement with one party, Evonik, resulting in our forfeiture of a $10.2 million deposit and an agreement by us to pay Evonik a total of 70 million euro.  We may be required to make additional material payments in connection with the termination of other such contracts, including payments larger than management's current estimates of such obligations. On December 20, 2012, Wacker Chemie AG (“Wacker”) filed a notice of arbitration with the Swiss Chambers’ Arbitration Institution (the “SCAI”) against the company, requesting the resolution of a dispute arising from two agreements and a subsequent settlement agreement entered into between Wacker and the company. We estimate the range of reasonably possible losses for these take-or-pay contracts to be up to approximately $169.0 million, inclusive of the Wacker claim. These additional payments, if required in 2014 and future years, could have a material adverse effect on our business, cash flows, financial condition or results of operations.  See Note 19, Notes to Consolidated Financial Statements, contained in our 2013 Annual Reports.

Our dependence on single and limited source suppliers and subcontractors in our Solar Energy and Semiconductor Materials businesses could harm our production output and adversely affect our manufacturing throughput and yield, which could also have a material adverse effect on our business, financial condition or results of operations.
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
From time to time, we have experienced limited supplies of certain raw materials, equipment, parts and supplies. We may experience shortages of our key raw materials, equipment, parts and supplies in the future. A prolonged inability to manufacture or obtain raw materials, equipment, parts or supplies, or increases in prices resulting from shortages of these critical materials could have a material adverse effect on our business, financial condition or results of operations.
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
We are currently dependent on a limited number of third-party suppliers for certain components for our solar energy systems. We also rely on third-party subcontractors to construct and install our solar energy systems, which could result in sales and installation delays, cancellations, liquidated damages and loss of market share for our Solar Energy business.
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
We utilize and rely on third party subcontractors to construct and install our solar energy systems throughout the world. If our subcontractors do not satisfy their obligations or do not perform work that meets our quality standards or if there is a shortage of third-party subcontractors or labor strikes that interfere with our subcontractors’ ability to complete their work on time and/or on budget, we could experience significant delays in our construction operations, which could have a material adverse effect on our reputation and/or our ability to grow our Solar Energy project development business.

Compliance with recently adopted rules of the SEC relating to "conflict minerals" may require us and our suppliers to incur substantial expense and may result in disclosure by us that certain minerals used in products we manufacture or contract to manufacture are not "DRC conflict free."

Section 1502 of the Dodd-Frank Act required the SEC to promulgate rules requiring disclosure by a public company of any "conflict minerals" (tin, tungsten, tantalum and gold) necessary to the functionality or production of a product manufactured or contracted to be manufactured by the public company. The SEC adopted final rules in 2012 which took effect at the end of January 2013. Because we manufacture or contract to manufacture products which may contain tin, tungsten, tantalum or gold, we will be required under these rules to determine whether those minerals are necessary to the functionality or production of our products and, if so, conduct a country of origin inquiry with respect to all such minerals. If any such minerals may have originated in the Democratic Republic of the Congo (DRC) or any of its adjoining countries (collectively referred to as "covered countries"), then we must conduct diligence on the source and chain of custody of those conflict minerals to determine if they did originate in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. Disclosures relating to the products which may contain conflict minerals, the country of origin of those minerals and whether they are “DRC conflict free” must be provided in a Form SD (and accompanying conflict minerals report if one is required to disclose the diligence undertaken by us in sourcing the minerals and its conclusions relating to such diligence). If we are required to submit a conflict minerals report, after 2015 that report must be audited by an independent auditor pursuant to existing government auditing standards. Compliance with this new disclosure rule may be very time consuming for management and our supply chain personnel (as well as time consuming for our suppliers) and could involve the expenditure of significant amounts of money by us and them. Disclosures by us mandated by the new rules which are perceived by the market to be “negative” may cause customers to refuse to purchase our products. There can be no assurance that the cost of compliance with the rule will not have an adverse effect on our business, financial condition or results of operations.
Risks Related to Our Operations
We may fail to realize the benefits of our announced closings and restructurings.
In connection with the 2011 Global Plan, we reduced our total workforce by approximately 20%, shuttered the Company's, previously idled Merano, Italy polysilicon facility, reduced production capacity at the Company's Portland, Oregon crystal facility and slowed the ramp of the Kuching, Malaysia facility. We also previously committed to similar cost reduction actions in June 2011 and significant workforce reductions and facility realignment in 2009. We may be unable to achieve the total annualized cost savings and productivity improvements we currently anticipate from these activities. The timing of facility closings and related cost savings may be delayed due to the demand requirements and customer commitments in the semiconductor and solar industries. Failure to achieve expected savings, or delays in realizing the cost savings, could have a material adverse effect on our financial results. See Note 3, Notes to Consolidated Financial Statements, contained in our 2013 Annual Report.
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

Unfair trade complaints filed by the U.S. against imports of solar cells from China and Taiwan and solar modules or panels manufactured or assembled in China which uses components from other countries, as well as unfair trade complaints filed by China against exports of solar-grade polysilicon from the U.S. and South Korea into China, could have significant negative effects on our business, financial condition or results of operations.
In October 2011, a coalition of several U.S. solar companies filed complaints with the U.S. Department of Commerce ("DOC") and International Trade Commission ("ITC") charging that Chinese solar cell manufacturers have engaged in, and benefited from, various unfair trade practices. In June 2012, the DOC imposed duties on the wholesale price of all modules using solar cells manufactured in China.
In September 2012, a similar trade case was filed by a coalition of several European solar companies in Europe. In December 2013, the Chinese exporters and association reached an agreement on a price undertaking arrangement with the European Commission, which imposed minimum export price and quantity restrictions on China’s solar exports to European Union. (“EU”)
In July 2012, the China Ministry of Commerce ("MOFCOM") announced that it would investigate unfair trade practices related to solar-grade polysilicon imported into China from the U.S. and South Korea. SunEdison, through one of its wholly owned subsidiaries, was is one of the companies named in the MOFCOM petition. In January 2014, MOFCOM reached the final determination which imposed 53.7% antidumping duty and zero countervailing duty on solar-grade polysilicon manufactured and imported into China by this subsidiary. Aside from the investigation on imports from U.S. and South Korea, MOFCOM further investigated the same product imported from EU. In January 2014, MOFCOM announced preliminary determination, but decided not to impose antidumping and countervailing provisional measure, the EU major exporter is negotiating with MOFCOM on a price undertaking arrangement.
In addition, in January 2014, the DOC initiated a new antidumping duty and countervailing duty investigation on solar cells manufactured and imported from China and Taiwan. The scope of this investigation includes solar modules or panels manufactured or assembled in China which uses components from other countries. The DOC is currently scheduled to announce the preliminary determination in March for the countervailing duty and in June for antidumping duty.
These cases could have a significant impact on both the U.S. solar industry generally and our business specifically, which in the past has relied, and is likely to rely in the future, on modules imported from China for a substantial part of our SunEdison installations.  To the extent that we are determined to be the "importer of record" for any solar cells or modules that are imported into the United States or Europe involving Chinese and Taiwanese solar cells and Chinese assembled modules or panels using components imported from other countries the additional cost incurred by the companies directly in the form of import duties could be substantial.  Even if we are not the importer of record, the import duties incurred by our suppliers could significantly increase the cost of modules that we purchase.  Similarly, the unfavorable outcome of the MOFCOM investigation could negatively impact the market prices of solar-grade polysilicon and could restrict our access to the Chinese solar market. The existence and outcome of any of these cases, or if similar cases or retaliatory trade sanctions occur in other countries, could increase the cost of solar components and slow the use of renewable energy throughout the world.  The outcome of this case could also negatively impact specific transactions and negotiations between SunEdison and current and future Chinese partners, suppliers and customers.
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

We continue to explore expansion of our international operations in certain markets where we currently operate and in selected new markets, such as Chile.  Emerging market operations can present many risks including the actions and decisions of foreign authorities and regulators, the imposition of limits on foreign ownership of local companies, changes in laws (including tax laws and regulations), their application or interpretation, civil disturbances and political instability, difficulties in protecting intellectual property, changes in applicable currency, restrictions that prevent us from transferring funds from these operations out of the countries in which they operate or converting local currencies we hold into U.S. dollars or other currencies, as well as other adverse actions by foreign governmental authorities and regulators, such as the retroactive application of new requirements on our current and prior activities or operations. Additionally, evaluating or entering into an emerging market may require considerable management time, as well as start-up expenses for market development before any significant revenues and earnings are generated. Operations in new foreign markets may achieve low margins or may be unprofitable, and expansion in existing markets may be affected by local political, economic and market conditions. As we continue to operate our business globally, our success will depend, in part, on our ability to anticipate and effectively manage these and other related risks. The impact of any one or more of these or other factors could adversely affect our business, financial condition or operating results.
If we fail to adequately manage our planned growth in our downstream Solar Energy business, our overall business, financial condition and results of operations could be materially adversely affected.
We expect the amount of our megawatts installed to grow significantly over the next year. We expect that this growth will place significant stress on our operations, management, employee base and ability to meet capital requirements sufficient to support this growth over the next twelve months. Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success.
Large scale solar projects in our Solar Energy business involve concentrated project development risks that may cause significant changes in our financial results.
We have been developing large solar projects involving significantly greater megawatt production than previous projects. These larger projects may create new operating and financial risks, as well as concentrate project development risks otherwise described in these risk factors. The effect of recognizing U.S. GAAP revenue on the sale of a larger project, including through percentage of completion accounting for certain projects, or the failure to recognize U.S. GAAP revenue as anticipated in a given reporting period because a project is not yet completed or sold under applicable accounting rules by period end, may materially impact our quarterly or annual financial results. These projects may give rise to significant capital commitments which could materially affect cash flow. In addition, if approval by relevant state public utility commissions is delayed or denied or if construction, module delivery, financing, warranty or operational issues arise on a larger project, such issues could have a material impact on our financial results. Finally, we have built only a few such large scale projects in the past few years, and the management of a greater number of simultaneous projects represents a new test of our internal processes, external construction management, capital commitment process, project finance infrastructure and financing ability. The inability to successfully manage these large scale projects could materially adversely affect our results of operations.

We may incur unexpected warranty and performance guarantee claims that could materially and adversely affect our financial condition and results of operations.

In connection with our products and our services, we may provide various product and system warranties and/or performance guarantees.  For solar energy systems developed, built and sold by us, we typically provide limited engineering, procurement and construction (EPC) performance guarantees and other warranties against defects in workmanship, engineering design, and installation services under normal use and service conditions for a period of one to two years, or more in certain circumstances, following the substantial completion of a solar energy system.  While we generally are able to pass through manufacturer warranties we receive from our suppliers to our customers, in some circumstances, our warranty period may exceed the manufacturer's warranty period or the manufacturer warranties may not otherwise fully compensate for losses associated with customer claims pursuant to the warranty or performance guarantee we provided. For example, most manufacturer warranties exclude many losses that may result from a system component's failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In addition, in the event we seek recourse through manufacturer warranties, we will also be dependent on the creditworthiness and continued existence of these suppliers.  As a result, warranty or other performance guarantee claims against us could cause us to incur substantial expense to repair or replace defective products in our solar energy systems. Significant repair and replacement costs could materially and negatively impact our financial condition and results of operations, as well as take up a lot of employee time remedying such issues.  In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our reputation, all of which could also adversely affect our business and operating results.
The loss of one or more of our customers, or failure of any of those customers to meet their obligations under agreements with us could materially adversely affect our results of operations.

Although only one customer accounted for more than 10% of our consolidated net sales in 2013 and no customer accounted for more than 10% of our consolidated net sales in 2012, our operating results could materially suffer if we experience a significant reduction in, or loss of, purchases by our top customers.

From time to time, one or more customers with which we have a long-term supply agreement have ceased placing orders with us in order to attempt to renegotiate price or other terms under the agreement.  Although the long-term supply agreements with these customers are take-or-pay contracts, we cannot assure you that these customers will fulfill their purchase obligations under the agreements, and in fact, we have greatly reduced, or stopped, shipping products under these agreements, further amended some of these agreements and some of the agreements have been terminated. We may need to further amend these long-term agreements with our customers in order to reduce prices, make changes to other provisions of the agreements or terminate the agreements altogether, any of which could negatively impact our financial condition or results of operation.
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
We face competition in the solar energy services provider market from SunPower Corporation, First Solar, Inc., Enerparc, Sharp Corporation (Recurrent Energy), BELECTRIC and Solar City. We also face competition in the semiconductor wafer industry from established manufacturers throughout the world, including Shin-Etsu Handotai, SUMCO, Siltronic and LG Siltron. Some of our competitors have substantial financial, technical, engineering and manufacturing resources to develop products that currently, and may, in the future, compete favorably against our products, and some of our competitors in the solar industry may have substantial government-backed financial resources. We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics, and our failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations. We may need to reduce our prices to respond to aggressive pricing by our competitors to retain or gain market share, which could have a material adverse effect on our business, financial condition or results of operations.
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
The financial performance of our Solar Energy business in the United States depends in part upon the continued viability and financial stability of its retail customers. If the retail industry is materially and adversely affected by an economic downturn, increase in inflation or other factors, one or more of our largest customers could encounter financial difficulty, and possibly, bankruptcy. If one or more of our largest customers were to encounter financial difficulty or declare bankruptcy, they may reduce their power purchase agreement payments to us or stop them altogether. Any interruption or termination in payments by our customers would result in less cash being paid to the special purpose legal entities we establish to finance our projects, which could adversely affect the entities’ ability to make lease payments to the financing parties which are the legal owners of many of our solar energy systems or to pay our lenders in the case of the solar energy systems that we own. In such a case, the amount of distributable cash held by the entities would decrease, adversely affecting the cash flows we receive from such entities. In addition, our ability to finance additional new projects with power purchase agreements from such customers would be adversely affected, undermining our ability to grow our business. Any reduction or termination of payments by one or more of our principal customers would have a material adverse effect on our business, financial condition and results of operations.
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

As the owner of solar energy facilities in the United States, each of which has been certified as either a "qualifying small power production facility" or an "exempt wholesale generator", we currently are exempt from most federal and state standards, restrictions and regulatory requirements applicable to U.S. utility companies. As our utility-scale business grows, certain facilities may no longer be eligible for exemption from the rate-making provisions of the Federal Power Act, which would require compliance with public utility regulations. Similarly, although we are not currently subject to regulation as an electric utility in the foreign markets in which we provide our solar energy services, our business strategy includes the development of larger solar energy systems in the future which could change our regulatory position. Any local, state, federal or international regulations could place significant restrictions on our ability to operate our business and execute our business plan by prohibiting or otherwise restricting the sale of electricity by us. If we were deemed to be subject to the same state, federal or foreign regulatory authorities as utility companies, such as FERC in the United States, or if new regulatory bodies were established to oversee the solar energy industry in the United States or in our foreign markets, our operating costs could materially increase, adversely affecting our results of operations.
Our brand and reputation are key assets of our business, and if our brand or reputation is damaged, our business and results of operations could be materially adversely affected.
We depend significantly on our reputation for high quality semiconductor materials, solar wafers, solar energy systems and the brand names "SunEdison" to retain our current customers and attract new customers and joint venture partners in order to grow our business. If we fail to deliver our products or solar energy systems within the planned timelines, our products and services do not perform as anticipated or if we materially damage any of our clients' properties, or cancel projects, our brand name and reputation could be significantly impaired, which could materially adversely affect our business and results of operations.
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
On February 28, 2014, we entered into a credit agreement with the lenders identified therein, Wells Fargo Bank, National Association, as administrative agent, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers and joint syndication agents, and Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Macquarie Capital (USA) Inc., as joint bookrunners (the “Credit Facility”). The Credit Facility provides for a senior secured letter of credit facility in an aggregate principal amount up to $265 million. We may enter into additional facilities in the future to support our growth plan. These facilities contain certain restrictive covenants and conditions, including a no-material-adverse-change drawing condition, and we expect future facilities will have similar restrictive covenants, including cross-default provisions affecting other instruments of indebtedness. A violation of any of these covenants, which in our industries could occur in a sudden or sustained downturn, would be deemed an event of default under the facilities. In such event, upon election of the lenders, the loan commitments under the credit facilities would terminate and the indebtedness and accrued interest then-outstanding would be due and payable immediately (or, in the case of letters of credit, subject to cash collateralization). We may not have sufficient funds and assets to cover any such required payments and may not be able to obtain replacement financing on a timely basis or at all. These events could have a material adverse effect on our business, depending on our outstanding balances at that time. We have also had to negotiate changes to our covenants in the past and may need to do so again in the future, with no assurances that we will be able to do so. As of December 31, 2013, we had approximately $228.1 million of outstanding third party letters of credit backed by our Credit Facility at such date.

Our long-term indebtedness could adversely affect our operations and financial condition.
As of December 31, 2013, we had approximately $2,655.8 million of non-recourse long-term debt related to our solar energy systems. On December 20, 2013, we issued $600 million in aggregate principal amount of 2.00% Convertible Senior Notes due October 1, 2018 (the “2018 Notes”) and $600 million in aggregate principal amount of 2.75% Convertible Senior Notes due January 1, 2021 (together with the 2018 Notes, the “Convertible Notes”). In addition, on December 20, 2013, we entered into the Credit Facility described above. Our indebtedness could have important consequences, including but not limited to:

•	limiting our ability to invest operating cash flow in our operations due to debt service requirements;

•	limiting our ability to obtain additional debt or equity financing for working capital expenditures, product development or other general corporate purposes;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	limiting our ability to make required investments in our joint ventures;

•	requiring us to dispose of significant assets in order to satisfy our debt service obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business or industry, thereby limiting our ability to compete with companies that are not as highly leveraged; and

•	increasing our vulnerability to economic downturns and changing market conditions.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to effect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our Credit Facility restricts our ability to dispose of certain assets and use the proceeds from any such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our debt obligations. If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of Convertible Notes could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Facility could terminate their commitments to issue letters of credit or foreclose against the assets securing such borrowings, and we could be forced into bankruptcy or liquidation, in each case, which could have a material adverse effect on our business, financial condition and results of operations.
Restrictive covenants in our Credit Facility may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.
The terms of certain of our indebtedness, including our Credit Facility, contain a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest. In addition, our Credit Facility limits our ability to, among other things:

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
A breach of the covenants or restrictions under our Credit Facility could result in a default. Such default may allow the creditors to cash collaterize letters of credit and may result in the acceleration of any other debt to which a cross acceleration or cross-default provision applies. In the event our lenders and noteholders accelerate the repayment of our borrowings, we cannot assure you that we and our subsidiaries would have sufficient assets to repay such indebtedness.
The restrictions contained in the agreements governing our other indebtedness could adversely affect our ability to:

•	finance our operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.
Our financial results and our substantial indebtedness could adversely affect the availability and terms of our financing.

We and our subsidiaries may incur substantially more debt, including secured debt, in the future.
We and our subsidiaries may incur significant additional debt, including secured debt, in the future. Although our Credit Facility contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of important exceptions, and debt incurred in compliance with these restrictions could be substantial. The additional debt that we and our subsidiaries may obtain in the future could intensify the risk that we may not be able to fulfill our obligations under the Convertible Notes, the Credit Facility or other financing arrangements.

The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, is the subject of complex accounting principles requiring significant judgments that could have a material effect on our reported financial results.
As a result of the limitation on the methods of settlement for the conversion option embedded in our Convertible Notes until certain stockholder approvals are obtained, the cash conversion option that is embedded in the Convertible Notes must be separately accounted for in accordance with Accounting Standards Codification (ASC) 815, Derivatives and Hedging, with the value of the conversion option derivative liability treated as original issue discount for purposes of accounting for the debt component of the Convertible Notes. Changes in fair value of the conversion option derivative liability will be reported in earnings in our consolidated statement of operations. Additionally, the discounted carrying value of the Convertible Notes will be amortized to their face amount over the term of the notes, and thus reported interest expense will include non-cash amortization of the debt discount and the instrument’s coupon interest.
Additionally, the convertible note hedge transactions and the warrant transactions we entered into in connection with the issuance of the Convertible Notes must be separately accounted for in accordance with ASC 815, Derivatives and Hedging. Changes in fair value of the convertible note hedge derivative asset and the warrant derivative liability are reported in earnings in our consolidated statement of operations. The changes in fair value of the note hedge derivative asset will mitigate, but not completely offset, the changes in the fair value of the conversion option derivative liability discussed above.
The impact to earnings of the items discussed above could adversely affect our reported or future financial results and the market price of our common stock. We currently expect that, upon the receipt of the stockholder approvals, the receipt of which cannot be assured, the conversion option derivative liability, the convertible note hedge derivative asset, and the warrant derivative liability will be reclassified to the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet, with no further impact to earnings beyond such date.
Finally, prior to the receipt of the shareholder approvals, the conversion option and the warrant transactions will not have an impact on the calculation of the denominator of diluted earnings per share. However, upon the receipt of the shareholder approvals, we currently expect that the impact of the conversion option and the warrant transactions on diluted earnings per share will be determined using the treasury stock method, the effect of which is that the shares issuable upon conversion of the

Convertible Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the Convertible Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are treated as issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the Convertible Notes, then our diluted earnings per share would be adversely affected.

Until we obtain shareholder approval, we must settle conversions of the Convertible Notes and any amounts due under the related warrant transactions solely in cash.

Certain listing standards of The New York Stock Exchange potentially limit the number of shares of our common stock that we may issue upon conversion of the Convertible Notes. These listing standards generally require us to obtain the approval of our stockholders before entering into certain transactions that potentially result in the issuance of 20% or more of the common stock outstanding at the time the notes are initially issued, unless we obtain stockholder approval of issuances in excess of such limitations. Accordingly, we have agreed to, in accordance with Delaware law and the listing standards of The New York Stock Exchange, as applicable, for each of our two successive regularly scheduled annual shareholder meetings until the approval is obtained, put forth a proposal on the official shareholder voting ballot seeking approval of our stockholders of each of the following matters: (i) to amend our restated certificate of incorporation to sufficiently increase the number of authorized but unissued shares of our common stock to permit the conversion and settlement of all Convertible Notes into shares of our common stock (based on the maximum conversion rate set forth in the indenture governing the Convertible Notes) and (ii) to authorize the issuance of the maximum numbers of shares described above in accordance with the continued listing standards of The New York Stock Exchange. The Convertible Notes will not be convertible into our common stock, and we will satisfy our conversion obligation solely in cash, unless we receive the requisite stockholder approvals. We may not have sufficient financial resources, or may not be able to arrange financing, to make cash payments upon conversions. In addition, restrictions in our then-existing credit facilities or other indebtedness, if any, may not allow us make cash payments upon conversions of the Convertible Notes. Our failure to make cash payments upon conversions thereof for five business days after such payments have become due would result in an event of default with respect to the Convertible Notes, which could, in turn, constitute a default under the terms of our other indebtedness, if any.

In connection with the pricing of the Convertible Notes, we entered into convertible note hedge transactions with multiple counterparties, including the initial purchasers of the Convertible Notes and/or their affiliates (the “hedge counterparties”) and in connection therewith, we entered into separate privately negotiated warrant transactions with the hedge counterparties. While the convertible note hedge transactions are expected to reduce the potential dilution and/or offset cash payments we are required to make in excess of the principal amount upon conversion of the notes, the warrant transactions will separately have a dilutive effect on our common stock to the extent that the market price per share of our common stock exceeds the applicable strike price of the warrants at the time of exercise. Due to the New York Stock Exchange listing standards described above, we have agreed to, in accordance with Delaware law and the listing standards of The New York Stock Exchange, as applicable, for each of our two successive regularly scheduled annual shareholder meetings until the approval is obtained, put forth a proposal on the official shareholder voting ballot seeking approval of our stockholders to permit the issuance under the warrant transactions of a number of shares equal to two times the number of shares underlying the warrant transactions. Prior to obtaining such approval, we will be permitted to settle our obligations under the warrant transactions solely in cash. We may not have sufficient financial resources, or may not be able to arrange financing, to make any such cash payments. In addition, restrictions in our then-existing credit facilities or other indebtedness, if any, may not allow us make cash payments in respect of the warrant transactions.
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
Sales outside of the United States, approximately 76% of all our sales in 2013, expose us to currency exchange rate fluctuations. Our risk exposure from these sales is primarily related to the Euro, Canadian Dollar, Japanese Yen, Indian Rupee and Korean Won. Because the majority of our sales are denominated in the U.S. Dollar, if one or more competitors sells to our customers in a different currency than the U.S. Dollar, we are subject to the risk that the competitors' products will be relatively less expensive than our products due to exchange rate effects.
In addition, a substantial portion of manufacturing and operating costs at our non-U.S. facilities are incurred in foreign currencies, principally the Euro, Taiwan Dollar, Korean Won, Malaysian Ringgit, Japanese Yen, Singapore Dollar, British Pound Sterling, Canadian Dollar, Indian Rupee, Thai Bhat and South African Rand. Unfavorable exchange rate fluctuations in any or all of these currencies may adversely affect the cost of our products and/or related operating expenditures.
We recognized net currency losses totaling approximately $8.6 million in 2013, $17.8 million in 2012 and $4.7 million in 2011. We cannot predict whether the foreign currency exchange risks inherent in doing business in foreign countries will have a material adverse effect on our business, financial condition or results of operations in the future.

Risks Related to an Investment in Our Common Stock

There are risks associated with our previously-announced proposed IPO of our Semiconductor Materials business.

On August 22, 3013, we announced that our board of directors had unanimously approved a plan to divest a minority ownership of SunEdison Semiconductor, Inc. (“SSL”), a newly formed, wholly owned subsidiary of SunEdison, Inc. created to own our Semiconductor Materials business through the proposed IPO. On September 9, 2013, SSL filed a registration statement on Form S-1 with the SEC to register shares of common stock to be sold by SSL. In subsequent amendments, we disclosed that the offering will be of ordinary shares of a newly formed, wholly owned subsidiary of SunEdison organized under the limited public company laws of Singapore known as Sunedison Semiconductor Limited (“Limited”). The completion of the proposed IPO is subject to numerous conditions, including market conditions, and may not occur on favorable terms or at all. We have not yet determined the number of ordinary shares of Limited that will be sold in the proposed IPO or the valuation of such shares. Therefore, the amount of cash payments we expect to receive from Limited in connection with the proposed IPO and related transactions is uncertain.

In connection with the proposed Semiconductor IPO:

•	our stock price could fluctuate significantly in response to developments relating to the proposed IPO or other action or market speculation regarding the proposed IPO;

•
we may encounter difficulties in hiring, retaining and motivating key personnel during this process or as a result of uncertainties generated by this process or any developments or actions relating to it;

•	we will incur substantial increases in general and administrative expense associated with the need to retain and compensate third-party consultants and advisors (including legal counsel); and

•
although we have not made any determination regarding whether we will dispose of our remaining interests in Limited following the proposed IPO, to the extent that further dispositions result in our owning less than a controlling financial interest in Limited, our financial results may no longer be consolidated with our financial results and we may be required to report Limited’s operating results as discontinued operations, which may materially and adversely affect our consolidated results of operations.

We may not complete the proposed IPO, in which event we will have incurred significant expenses that we will be unable to recover, and for which we will not receive any benefit. If the proposed IPO is completed, Limited would be a new publicly traded company. We cannot make any assurances that the proposed IPO, if completed, will increase the market value of SunEdison.

Following completion of the proposed Semiconductor IPO, conflicts of interest between Limited or SSL and us could be resolved in a manner unfavorable to us.

Following completion of the proposed Semiconductor IPO, various conflicts of interest between Limited or SSL and us could arise. One of our officers, Brian Wuebbels, is a director of Limited. Furthermore, certain of our officers and directors may own stock in Limited. A person’s service as either a director or officer of both companies, or ownership interests of our directors or officers in Limited ordinary shares, could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for SunEdison and Limited or SSL. These decisions could, for example, relate to:

•	corporate opportunities;

•	our financing and dividend policy;

•	compensation and benefit programs and other human resources policy decisions;

•	termination of, changes to or determinations under our agreements with Limited and SSL entered into in connection with the proposed IPO; and

•	determinations with respect to our tax returns.

Potential conflicts of interest could also arise in connection with any new commercial arrangements with SSL in the future. For example, the terms of various agreements between SSL and us, including the license agreement, supply agreement and transition services agreement, have not yet been finalized. Our directors and officers who have interests in both SSL and us may also face conflicts of interest with regard to the allocation of their time between SSL and us.

We may not achieve some or all of the expected benefits of the proposed Semiconductor IPO.

We may not be able to achieve the full strategic and financial benefits expected to result from the proposed IPO, or such benefits may be delayed. If we are unable to achieve the strategic and financial benefits expected to result from the proposed IPO, our business, financial condition and results of operations could be materially adversely affected.

Under generally accepted accounting principles in the United States, subsequent to the closing of the proposed IPO, we will continue to consolidate Limited in our consolidated financial statements. Since the board of directors of Limited will owe fiduciary duties to the stockholders of Limited, their actions may not always be in our best interests. Accordingly, their actions may lead to outcomes that cause our consolidated financial statements, after consolidating Limited’s financial statements, to make it difficult to obtain needed financing or to do so on unfavorable terms.

Under U.S. GAAP, subsequent to the closing of the proposed Semiconductor IPO, we will continue to consolidate the financial statements of Limited into our own. The completion of the proposed IPO and the application of the net proceeds therefrom may result in an increase in the total assets and liabilities of Limited. This in turn will cause the total assets and liabilities on our balance sheet to appear larger than they would otherwise and our statement of operations to reflect larger revenues and expenses than would be the case absent consolidation. However, since the operations of SSL are also impacted by the board of directors of Limited, who will owe fiduciary duties to the stockholders of Limited, their actions could lead to outcomes that have a material negative impact on their operations or financial condition. Upon consolidation, this would impact our results of operations and financial condition, thereby potentially impacting our ability to obtain needed financing for our operations or our ability to do so on favorable terms.

Our actual operating results may differ significantly from our forward-looking statements and investors are cautioned not to place undue reliance on such statements.
From time to time, we present in press releases, furnished reports on Form 8-K and otherwise, forward-looking statements regarding our future performance and market conditions. These statements represent management’s estimates as of their date and are qualified by, and subject to, the assumptions and the other information contained or referred to in such presentations. Projections and other forward-looking statements are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. Projections and other forward-looking statements are necessarily speculative in nature, and it can be expected that some or all of the assumptions of the forward-looking statements furnished by us will not prove to be accurate or will vary significantly from actual results. Accordingly, our projections and other forward-looking statements are only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the projections and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is projected. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our projections or other forward-looking statements, including those set forth in this prospectus supplement or in the investor presentation referred to above, in making an investment decision in respect of our common stock.
The market price of our common stock has fluctuated significantly, especially in recent years, and may continue to do so in the future, which increases the risk of your investment.
We are a participant in both the solar industry and the semiconductor industry, two industries that have often experienced extreme price and trading volume fluctuations that often have been unrelated to the operating performance of an individual company. This market volatility may adversely affect the market price of our common stock. The market price of our common stock may be affected by various factors, including:

•
quarterly fluctuations in our operating results resulting from factors such as timing of orders from and shipments to major customers, product mix, competitive pricing pressures and sales of solar energy systems;

•	our ability to convert our pipeline and backlog into completed solar energy systems at historical or anticipated rates;

•	market conditions experienced by our customers and in the semiconductor industry and solar industry;

•	announcements of operating results that are not aligned with the expectations of investors;

•	general worldwide macroeconomic conditions, including availability of project financing and related interest rates, or changes in government policies regarding solar energy;

•	changes in our relationships with our customers;

•	seasonality of our Solar Energy business;

•	announcements of technological innovations, new products or upgrades to existing products by us or our competitors;

•	interruption of operations at our manufacturing facilities or the facilities of our suppliers; and

•	developments in patent or other proprietary rights by us or by our competitors.

In addition, in recent years the stock market has experienced extreme price fluctuations. This volatility has had a substantial effect on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our common stock.
The accounting treatment for many aspects of our Solar Energy business is complex and any changes to the accounting interpretations or accounting rules governing our Solar Energy business could have a material adverse effect on our U.S. GAAP reported results of operations and financial results.
The accounting treatment for many aspects of our Solar Energy business is complex, and our future results could be adversely affected by changes in the accounting treatment applicable to our Solar Energy business. In particular, any changes to the accounting rules regarding the following matters may require us to change the manner in which we operate and finance our Solar Energy business:

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
In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on current facts, historical experience and various other factors that may affect reported amounts and disclosures. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations"in our 2013 Annual Report. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, which could cause our stock price to decline.

A majority of our polysilicon assets at our Merano, Italy polysilicon facility were previously written down to their estimated salvage value. We established the carrying value of the chlorosilanes assets obtained from Evonik Industries AG at our Merano, Italy polysilicon facility based upon management’s estimate of the probability as to whether this facility would be re-opened or permanently closed. In the fourth quarter of 2013, management concluded the start-up analysis of the Merano, Italy polysilicon facility and determined that, based on recent developments and current market conditions, restarting the facility was not aligned with our business strategy. Accordingly, we have decided to indefinitely close that facility and the related chlorosilanes facility obtained from Evonik. As a result, in the fourth quarter of 2013, we recorded $37.0 million of non-cash impairment charges to write down these assets to their current estimated salvage value. In connection with our decision to indefinitely close the facilities, the Company also made revisions to other estimated liabilities that were previously accrued as part of our 2011 Global Plan. While we do not currently expect to revisit this decision absent a significant change, such as a material increase in the market price of polysilicon, significantly increased internal demand for polysilicon or unexpected supply constraints, we will continue to periodically assess the impairment of long-lived assets/asset groups (when conditions indicate a possible loss). As of December 31, 2013, we believe we will have adequately accrued all estimated expenses we expect in the future with respect to this facility. However, actual future expenses could differ from our estimates.

Any future strategic acquisitions we make could have a dilutive effect on your investment, and if the goodwill, indefinite-lived intangible assets and other long-term assets recorded in connection with such acquisitions become impaired, we would be required to record additional impairment charges, which may be significant.

The acquisition of SunEdison LLC in 2009 included the initial issuance of approximately 3.8 million shares of our common stock and then a subsequent issuance of an additional approximately 2.1 million shares to the former equity holders of SunEdison LLC. The acquisition of Solaicx in July 2010 included contingent consideration, a portion of which would be payable with our common stock. Future acquisitions involving issuances of equity securities could have a dilutive effect on the holdings of our existing stockholders. If we make future acquisitions, we may issue shares of stock that dilute other stockholders, expend cash, incur debt, assume contingent liabilities or create additional expenses related to other amortizable intangible assets, any of which might harm our business, financial condition or results of operations.

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

Future sales of our common stock may depress our stock price.

Future sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional shares.

In the future, we may also issue our securities if we need to raise capital in connection with a capital raise or acquisitions. The amount of shares of our common stock issued in connection with a capital raise or acquisition could constitute a material portion of our then-outstanding shares of our common stock.

Conversion of our outstanding convertible notes and our warrants related to our convertible notes could dilute ownership and earnings per share or cause the market price of our stock to decrease.

To the extent we issue common shares upon conversion of our outstanding convertible notes, the conversion of some or all of such notes will dilute the ownership interests of existing stockholders, including holders who had previously converted their notes. Any sales in the public market of the common shares issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of our outstanding convertible notes may encourage short selling of our common stock by market participants who expect that the conversion of the notes could depress the price of our common stock.

We issued warrants to affiliates of the underwriters of our convertible notes, which are exercisable for a total of approximately 82.1 million shares of our common stock. The warrants, together with certain convertible hedge transactions, are meant to reduce our exposure upon potential conversion of our convertible notes. If the market price of our common stock exceeds the respective exercise prices of the warrants, such warrants will have a dilutive effect on our earnings per share, and could dilute the ownership interests for existing stockholders if exercised.

We may not have the ability to raise the funds necessary to settle conversions of the notes or purchase the notes as required upon a fundamental change, and out existing debt contains, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the notes.

Following a fundamental change as described under "Description of the Notes-Purchase of Notes at Your Option upon a fundamental Change, " holders of notes will have the right to require us to purchase their notes for cash. A fundamental change may also constitute an event of default or prepayment under, and result in the acceleration of the maturity of, our then-existing indebtedness. In addition, upon conversion of the notes, unless we are permitted, which will only occur if and when we obtain the stockholder approval described in this offering memorandum, and elect, to settle our conversion obligation in solely shares of our common stock (other than cash in lieu of any fractional share), we will be required to make cash payments in respect of the notes being surrendered for conversion as described under "Description of the Notes-Conversion of Notes-Settlement upon Conversion." We may, in certain circumstances, irrevocably elect to satisfy our conversion obligation with respect to each subsequent conversion date in a combination of cash and shares of our common stock, if any, with a particular "specified dollar amount" (as defined in this offering memorandum), in which case we will no longer be permitted to settle the corresponding portion of our conversion obligation in shares of our common stock. However, until we obtain the stockholder approvals described in this offering memorandum, we must settle conversions solely in cash. We may not have sufficient financial resources, or will be able to arrange for purchase upon a fundamental change or make cash payments upon conversions. In addition, restrictions in our then-existing credit facilities or other indebtedness, if any, may not allow us to purchase the notes upon a fundamental change or make cash payments upon conversions. In additional, restrictions in our then-existing credit facilities or other indebtedness, if any, may not allow us to purchase the notes upon a fundamental change or make cash payments upon conversions of the notes. Our failure to purchase the notes upon a fundamental change (when required) or to make cash payments upon conversions thereof for five business days after such payments have become due would result in an event of default with respect to the notes, which could, in turn, constitute a default under the terms of our other indebtedness, if any. If the repayment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and purchase the notes or make cash payments upon conversions thereof.
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
If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective presently or in the future (or if our auditors are unable to express an opinion that our internal controls over financial reporting are effective), we could incur additional costs and expenses to resolve these deficiencies and lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. As of December 31, 2013, management determined that our internal control over financial reporting is effective.
Provisions in our amended and restated certificate of incorporation, amended and restated by-laws and Delaware law may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation (our “certificate of incorporation”) and amended and restated by-laws (our “by-laws”) contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include:

•	a board of directors that, until the 2016 annual meeting of stockholders, will be divided into three classes with staggered terms;

•	rules regarding how our stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our board of directors to issue preferred stock without stockholder approval; and

•	the right of our board of directors to make, alter or repeal our by-laws.

These anti-takeover provisions and other provisions under Delaware law could discourage, delay or prevent a transaction involving a change in control of us, even if doing so would benefit our stockholders. These provisions could also discourage proxy contests and make it more difficult for you and other stockholders to elect directors of your choosing and to cause us to take other corporate actions you desire.
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

We currently do not intend to pay dividends for the foreseeable future.

We have not historically paid cash dividends on our common stock and do not currently anticipate paying any dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, to use in our ongoing operations. In addition, the terms of the agreements governing our indebtedness restrict our ability to pay dividends on our common stock. Furthermore, our board of directors has the authority to issue one or more series of preferred stock without action of the stockholders. Although we have no present plan to issue any additional series of preferred stock, the issuance of any additional series could also have the effect of limiting dividends on the common stock.

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in this Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our expectation that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets; the appropriateness of our tax positions and the timing of our tax audits; the timing of our various manufacturing ramps or the cessation or continuation of production at certain facilities; the anticipated growth of our business in 2014 and beyond; the effects of economic factors on our market capitalization; our expectation that we will have the financial resources and liquidity needed to meet our business requirements throughout 2014; future amendments or termination of our agreements with our long-term solar wafer customers and payments associated with such contracts; our estimates of penalties associated with termination of or purchase shortfalls under certain of our long-term supply contracts with our vendors; the nature and extent of tax rebate programs or feed-in-tariffs in the future; our expectations regarding indemnification payments related to tax credits; the ultimate impact our legal proceedings may have on us; the charges we expect to incur, the timing of completion, the savings we expect to realize, the number of employees who will be affected and our execution of our announced restructurings; our expectations regarding our annual pre-tax operating benefits upon the completion of our restructuring activities; our expectations regarding recognition of annual amortization expenses; our expectations regarding our investments in research and development; our expectations regarding our future cash flow generation; our expectations regarding solar wafer sales to external parties and sales of our solar energy systems; the amount of our contributions to our pension plans in 2014 and our estimates regarding actuarial loss (gain) and future benefits payable under our pension plans; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems and the current and subsequent accounting treatment, expected energy revenue an estimated retained value of such transactions; our expectations regarding the timing and amount of our investments in our joint ventures; the timing of completion of the construction, installation and testing of the equipment and the milestone payments related to the SMP JV; the requirements of and our compliance with the terms governing our indebtedness, including the indentures governing the 2018 and 2021 Notes, the impact of related cross default provisions, and the warrants related to the 2018 and 2021 Notes; the sources of funding and our ability to access funding for our Solar Energy business; our expectation regarding our purchase of RECs; our ability to compete effectively in the markets we serve; and our statements regarding our working capital and other capital requirements for the next 12 months.
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
Our principal executive offices are located at 501 Pearl Drive (City of O'Fallon), St. Peters, Missouri 63376, and our telephone number at that address is (636) 474-5000. Our principal manufacturing and administrative facilities comprised approximately 4.9 million square feet as of December 31, 2013 and were situated in the following locations:

Location	Segment(s)	Square Footage
St. Peters, MO, USA	Corporate; Semiconductor Materials;	592,000
Sherman, TX, USA	Semiconductor Materials	693,000
Portland, OR, USA	Solar Energy	135,000
Pasadena, TX, USA	Solar Energy	436,000
Hsinchu, Taiwan	Semiconductor Materials	536,000
Chonan, South Korea	Semiconductor Materials	469,000
Ipoh, Malaysia	Semiconductor Materials	431,000
Utsunomiya, Japan	Semiconductor Materials	311,000
Merano, Italy	Semiconductor Materials; Solar Energy	333,000
Novara, Italy	Semiconductor Materials	418,000
Kuala Lumpur, Malaysia	Semiconductor Materials	55,000
Kuching, Malaysia	Solar Energy	297,000
Beltsville, MD, USA	Solar Energy	17,000
Belmont, CA, USA	Corporate; Solar Energy	118,000
Singapore	Corporate; Solar Energy	35,000

•	The Sherman, Texas facility was closed as of December 31, 2011.

•	We lease the land on which our Pasadena, Texas facility is located. The term of the Pasadena lease expires in 2030 and is extendable for four additional renewal terms of five years each.

•	We lease the land on which our Hsinchu, Taiwan facility is located. This lease expires in 2014 and is extendable for not less than a 20-year renewal period thereafter.

•	We lease our facility in Kuala Lumpur, Malaysia. This lease expires in April 2015 and is extendable for one two-year period thereafter.

•	We lease our facility in Singapore. This lease expires in July 2014 and is extendable for one three-year period thereafter.

•	We also lease the property located in Beltsville, Maryland through our Solar Energy business. The lease is on a month to month basis.

•	We also lease our facility in Portland, Oregon. The lease expires in August 2018.

•
The square footage with respect to the Merano, Italy facility includes square footage related to our polysilicon operations, which was shuttered as of December 31, 2011 and recently indefinitely closed, as well as square footage related to the TCS plant we acquired in connection with the contract settlement with Evonik.

•	We also lease the property located in Belmont, California through our Solar Energy business. The lease expires in April 2018 and is extendable for two five-year periods thereafter.
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

S.O.I.TEC Silicon on Insulator Technologies S.A. ("Soitec") v. SunEdison, Inc.

On May 19, 2008, Soitec and Commissariat A L'Energie Atomique ("CEA") filed a complaint against the company in the U.S. District Court for the District of Delaware (Civil Action No. 08-292) alleging infringement, including willful infringement, by SunEdison of three U.S. patents related to silicon-on-insulator technology, and requested damages and an injunction. Soitec and CEA filed an amended complaint on July 21, 2009, adding a fourth, related patent to the lawsuit. SunEdison filed a counterclaim against Soitec for infringement of one of SunEdison's U.S. patents. The court bifurcated the case into two phases, a first liability phase, which, to the extent liability is found, would be followed by a second damages phase. In a memorandum opinion dated October 13, 2010, the court found that all of SunEdison's current products and processes do not infringe any valid claim of the four asserted Soitec patents.

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

In November 2013, we, Soitec and CEA entered into a settlement agreement to resolve all outstanding claims and disputes relating to this litigation matter. In connection with the settlement agreement, we and Soitec also entered into (i) a patent cross-licensing agreement, pursuant to which certain patents owned by each party relating to SOI technologies will be licensed to the other party for research and development purposes, and (ii) a supply agreement, pursuant to which we will manufacture and sell to Soitec certain silicon wafer products at a discounted price. The settlement included no upfront payment. However, in the event Soitec does not purchase a sufficient amount of wafers under the cross-license to receive the discount, then we may pay Soitec the maximum amount of $350,000 in any future year.

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

Wacker Chemie AG v. SunEdison, Inc.

On December 20, 2012, Wacker Chemie AG (“Wacker”) filed a notice of arbitration with the Swiss Chambers’ Arbitration Institution (the “SCAI”) against the Company, requesting the resolution of a dispute arising from two agreements and a subsequent settlement agreement entered into between Wacker and the Company. Following a hearing before the Arbitral Tribunal where procedural matters were established by the SCAI pursuant to the parties’ agreement, on September 27, 2013, Wacker filed a complete statement of claim. In the statement of claim, Wacker alleges that the Company failed to comply with its contractual obligations, in particular that the Company failed to take or pay for certain quantities of polycrystalline silicon as required under the settlement agreement. Wacker claims a payment of 22.8 million Euro plus interest for the payment of outstanding invoices and an amount of 68.6 million Euro for damages it claims as a result of the alleged breach by the Company through August 2013, and an amount of approximately 23.6 million Euro (yet to be determined) for damages it claims as a result of the alleged breach by the Company for the months of September, October, November and December 2013, plus interest thereon. These amounts are included in the estimated range of reasonably possible losses as discussed above in the purchase obligations section. The Company filed it statement of defense on January 10, 2014. The Company intends to vigorously defend this action.

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

Item 4.     Mine Safety Disclosure
Not applicable.
Executive Officers of the Registrant
The following is information concerning our executive officers as of January 31, 2014.

Name	Age	All Positions and Offices Held
Ahmad R. Chatila	47	President, Chief Executive Officer and Director
Carlos Domenech	45	Executive Vice President; President - SunEdison Capital
Shaker Sadasivam	54	Executive Vice President-Semiconductors; Senior Vice President, Research and Development
Brian Wuebbels	41	Executive Vice President and Chief Financial Officer
Matthew E. Herzberg	46	Senior Vice President and Chief Human Resources Officer
Stephen O’Rourke	49	Senior Vice President and Chief Strategy Officer
David A. Ranhoff	58	Senior Vice President; President - Solar Materials
Martin H. Truong	37	Vice President, General Counsel and Secretary
Mr. Chatila has served as President, Chief Executive Officer and as a director since March 2, 2009. Prior to joining SunEdison, Mr. Chatila served as Executive Vice President, Memory and Imaging Division of Cypress Semiconductor Corporation from July 2005 to February 2009. From September 2004 to June 2005, Mr. Chatila was the Vice President of Operations of the Cypress Memory and Imaging Division, and before that he served as Managing Director of the low power memory business unit in the Memory and Imaging Division from January 2003 to September 2004. Mr. Chatila initially joined Cypress in 1991 and held a number of management roles in wafer technology development, manufacturing and sales since that time, including the positions described above. From November 1997 to December 1999, Mr. Chatila worked for Taiwan Semiconductor Manufacturing Company (TSMC) as Senior Account Manager, before rejoining Cypress in January 2000.
Mr. Domenech has served as Executive Vice President; President - SunEdison Capital since March of 2013. Mr. Domenech joined us as Executive Vice President and President of SunEdison in connection with the SunEdison LLC acquisition, which was completed in November 2009. Prior to joining SunEdison, Mr. Domenech served as Chief Financial Officer at Universal Pictures’ International Entertainment, where he led its integration with NBC, from 2004 to 2007. Prior to joining Universal, Mr. Domenech spent 14 years with General Electric Company, where he served in a variety of global executive roles, including as Chief Financial Officer of GE Healthcare’s EMEA Service.
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
Mr. Wuebbels became SunEdison’s Executive Vice President and Chief Financial Officer in May of 2012. Previously, Mr. Wuebbels served as SunEdison's Vice President and General Manager – Balance of System Products. At SunEdison, he has also served as Vice President, Solar Wafer Manufacturing, Vice President of Financial Planning and Analysis, and Vice President Operations Finance. Before joining SunEdison in 2007, Mr. Wuebbels was Vice President and CFO of Honeywell's Sensing and Controls Business.  Prior to Honeywell, Mr. Wuebbels spent 10 years at the General Electric Company in various senior finance and operations roles in multiple businesses around the world.
Mr. Herzberg joined SunEdison as Senior Vice President and Chief Human Resource Officer in March 2011. Prior to joining SunEdison, Mr. Herzberg was employed by Express Scripts, Inc. from 2006 to February 2011. Mr. Herzberg most recently served as Vice President of Human Resources and was responsible for all facets of human resources at Express Scripts, Inc. Prior to that role, Mr. Herzberg served as the Vice President, Talent Management & Total Rewards and the Vice President, Organizational and Leadership Development of Express Scripts, Inc.
Mr. O'Rourke joined SunEdison as Senior Vice President and Chief Strategy Officer in October 2010. Prior to joining SunEdison, Mr. O'Rourke served as Managing Director, Senior Analyst at Deutsche Bank Securities since 2004. Mr. O'Rourke also served in the U.S. Navy as a nuclear submarine officer and graduated from the U.S. Naval Academy, Annapolis, Maryland with a BS degree in Electrical Engineering, and did graduate work in Nuclear Engineering at the Naval Nuclear Power School in Orlando, Florida.
Mr. Ranhoff has served Senior Vice President; President - Solar Materials since July of 2013. Prior to that he served as Senior Vice President Sales & Marketing from November 2010 through March 2013. Mr. Ranhoff joined SunEdison as a result of the acquisition of Solaicx in July 2010, where he was the former President and Chief Executive Officer. Mr. Ranhoff worked at Solaicx from May 2009 to July 2010. Prior to Solaicx, Mr. Ranhoff served as an advisor and member of the board of directors of Spirox Corporation, a publicly traded semiconductor capital equipment, solar and services provider based in Taiwan from January 2007 to April 2009. Prior to that role, Mr. Ranhoff worked for 20 years at Credence Systems, a leading provider of automatic test equipment for the semiconductor industry, including as Chief Operating Officer and most recently as Chief Executive Officer.
Mr. Truong became SunEdison's Vice President, General Counsel and Secretary in April of 2013. Mr. Truong joined SunEdison in February 2008 and has held various roles of increasing responsibility and most recently served as SunEdison's Assistant General Counsel with legal responsibilities for Emerging Markets, Solar Materials and intellectual property licensing and monetization.
There are no family relationships between or among any of the named officers and the directors.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report and under "Stockholders' Information" in our 2013 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years. Our corporate credit facility prevent the payments of dividends on our common stock without prior consent of the lenders. In addition, the indenture related to the notes requires that the company meet certain requirements, including those related to its leverage ratio and consolidated net income, in order to pay dividends.
The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 and is incorporated herein by this reference.

Item 6.	Selected Financial Data
The tabular information (including the footnotes thereto) required by this item is set forth under "Five Year Selected Financial Highlights" in our 2013 Annual Report, which information is incorporated herein by this reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report, which information is incorporated herein by this reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is set forth under "Market Risk" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report, which information is incorporated herein by this reference.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is set forth under "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", " Consolidated Statement of Comprehensive Loss", "Notes to Consolidated Financial Statements", "Report of Independent Registered Public Accounting Firm" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2013 Annual Report, all of which are incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
The information required by this item is set forth under "Controls and Procedures - Evaluation of Disclosure Controls and Procedures", "- Management's Report on Internal Control Over Financial Reporting" and "- Changes in Internal Control Over Financial Reporting" in our 2013 Annual Report, which information is incorporated herein by this reference.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2014 Proxy Statement under "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference. The remaining information required by this item with respect to directors will be set forth in the 2014 Proxy Statement under "Director Qualifications" and "Information about Nominees and Continuing Directors" and is incorporated herein by this reference. Information required by this Item relating to our Code of Ethics and Audit Committee will be set forth in the 2014 Proxy Statement under "Board of Directors and Committees of the Board of Directors", which is incorporated herein by this reference. The remaining information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under "Executive Officers of the Registrant", which is incorporated herein by this reference.

Item 11.	Executive Compensation
The information regarding executive compensation required by this Item will be set forth in our 2014 Proxy Statement under the headings "Risk Compensation in Our Compensation Program", "Director Compensation", "Compensation Discussion and Analysis", "Report of the Compensation Committee", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding beneficial ownership of our securities required by this Item will be set forth in our 2014 Proxy Statement under the headings "Security Ownership by Certain Beneficial Owners, Directors and Executive Officers" and is incorporated herein by this reference.
Equity Compensation Plans
The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under the Company’s equity compensation plans as of December 31, 2013.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(1)
Equity compensation plans approved by security holders	27,753,075 shares of common stock (3)	$6.64	16,554,911 shares of common stock (4)
Equity compensation plans not approved by security holders	0 shares of common stock	—	—
Total	27,753,075 shares of common stock	$6.64	16,554,911 shares of common stock
_________________________

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

(2)	Weighted average exercise price of outstanding options; excludes restricted stock units and performance-based restricted stock units.

(3)	Includes 4,010,311 shares of SunEdison common stock that may be issued upon vesting of restricted stock units.

(4)	These shares are issuable under SunEdison's Amended and Restated 2010 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information concerning related party transactions which is required by this Item will be set forth in our 2014 Proxy Statement under the heading "Certain Transactions" and is incorporated herein by reference. The information concerning director independence required by this Item will be set forth in our 2014 Proxy Statement under the heading "Board of Directors and Committees of the Board of Directors" and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services
The information required by this Item will be set forth in our 2014 Proxy Statement under the heading "Principal Accounting Firm Services and Fees" and is incorporated herein by this reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Financial Statements
The following consolidated financial statements of us and our subsidiaries and the Report of Independent Registered Public Accounting Firm of KPMG LLP are included in our 2013 Annual Report, and are incorporated herein by this reference:
Consolidated Statements of Operations—Years Ended December 31, 2013, 2012, and 2011.
Consolidated Statements of Comprehensive Loss—Years Ended December 31, 2013, 2012 and 2011.
Consolidated Balance Sheets—December 31, 2013 and 2012.
Consolidated Statements of Cash Flows—Years Ended December 31, 2013, 2012 and 2011.
Consolidated Statements of Stockholders' Equity—Years Ended December 31, 2013, 2012 and 2011.
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

3.4	Amended and Restated Certificate of Incorporation of SunEdison, Inc. (Incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed June 5, 2013)

3.5	Restated By-laws of the Company (Incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K filed on February 25, 2010)

3.6	Amended and Restated Bylaws of SunEdison, Inc. (Incorporated by reference to Exhibit 3.3 of the Company's Form 8-K filed June 5, 2013)

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
Stock Sale Agreement dated as of August 3, 2011 by and among MEMC, MEMC Holdings Corporation, Fotowatio Renewable Ventures, S.L. and Fotowatio S.L. (Incorporated by reference to Exhibit 10.86 of the Company's Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2011)

10.78
First Amendment dated as of September 28, 2011 to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto (Incorporated by reference to Exhibit 10.87 of the Company's Quarterly Report on Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2011)

10.79
Second Amendment, dated as of February 28, 2012, to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto (Incorporated by reference to Exhibit 10.88 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended March 31, 2012)

†10.80
MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on April 4, 2012 (Incorporated by reference to Exhibit (d)(1) of MEMC's Tender Offer Statement on Schedule TO (File number 005-52339) filed on July 17, 2012)

†10.81
MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Amended and Restated on April 4, 2012 (Incorporated by reference to Exhibit (d)(2) of MEMC's Tender Offer Statement on Schedule TO (File number 005-52339) filed on July 17, 2012)

†10.82
MEMC Electronic Materials, Inc. 2010 Equity Incentive Plan as Amended and Restated on April 4, 2012 (Incorporated by reference to Exhibit (d)(3) of MEMC's Tender Offer Statement on Schedule TO (File number 005-52339) filed on July 17, 2012)

10.83
Third Amendment, dated as of May 8, 2012, to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto (Incorporated by reference to Exhibit 10.92 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2012)

†10.84
Separation Agreement and General Release, dated as of June 14, 2012, by and between MEMC Electronic Materials, Inc. and Mark J. Murphy (Incorporated by reference to Exhibit 10.93 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2012)

†10.85
Separation Agreement and General Release, dated as of June 16, 2012, by and between MEMC Electronic Materials, Inc. and Kenneth H. Hannah Jr. (Incorporated by reference to Exhibit 10.94 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2012)

*10.86
Second Amendment to the Amended & Restated STF Supply Agreement, dated as of June 30, 2012, by and between the Company and PCS Phosphate Company, Inc. (Incorporated by reference to Exhibit 10.95 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended June 30, 2012)

10.87
Second Lien Credit Agreement, dated September 28, 2012, by and among the Company, Goldman Sachs Bank USA, Deutsche Bank Securities Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (File number 001-13828) filed on October 2, 2012)

10.88
Guaranty Agreement, dated September 28, 2012, by and between each of the guarantor subsidiaries in favor of Goldman Sachs Bank USA as Administrative Agent for the benefit of itself and the secured parties named therein (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (File number 001-13828) filed on October 2, 2012)

10.89
Fourth Amendment to the Credit Agreement dated as of March 23, 2011 (and amended on September 28, 2011, February 28, 2012 and May 8, 2012), dated September 28, 2012, by and among the Company, the guarantors identified therein, the lenders identified therein and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K (File number 001-13828) filed on October 2, 2012)

10.90
Termination Agreement dated as of September 25, 2012 by and among the Company, MEMC Singapore Pte. Ltd. and Conergy AG (Incorporated by reference to Exhibit 10.99 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2012)

10.91
Settlement Agreement Pertaining to the On-Site Supply Agreement dated as of September 4, 2012 by and among the Company, MEMC Electronic Materials S.p.A., Evonik Industries AG, Evonik Degussa GMBH and Evonik Degussa Italia S.p.A. (Incorporated by reference to Exhibit 10.100 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2012)

10.92
Settlement Agreement Pertaining to the Off-Site Supply Agreement dated as of September 4, 2012 by and among the Company, MEMC Electronic Materials S.p.A., Evonik Industries AG and Evonik Degussa GMBH. (Incorporated by reference to Exhibit 10.101 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2012)

10.93
Amendment Agreement to the On-Site Settlement Agreement and the Off-Site Settlement Agreement dated as of September 24, 2012, by and among the Company, MEMC Electronic Materials S.p.A., Evonik Industries AG, Evonik Degussa GMBH and Evonik Degussa Italia S.p.A. (Incorporated by reference to Exhibit 10.102 of the Company's Form 10-Q (File number 001-13828) for the Quarter ended September 30, 2012)

10.94
Amendment Number 1 to Solar Wafer Supply Agreement, dated March 29, 2013, by and between MEMC Singapore Pte. Ltd. and Tainergy Tech Co., Ltd. (Incorporated by reference to Exhibit 10.94 of the Company's Quarterly Report on Form 10-Q for the Quarter ended March 31, 2013)

10.95	2012 MEMC Downstream Solar Bonus Plan (Incorporated by reference to Exhibit 10.95 of the Company's Form 10-Q for the Quarter ended March 31, 2013 filed on May 9, 2013)

10.96	Amended and Restated SunEdison, Inc. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed June 5, 2013)

10.97
Underwriting Agreement, dated September 12, 2013, among the Company, and Deutsche Bank Securities Inc. and Goldmand, Sachs & Co., as representatives of the several underwriters named in Schedule I thereto (Incorporated by reference to Exhibit 1.1 of the Comany's Form 8-K filed September 18, 2013)

10.98
Termination Agreement for Solar Wafer Supply Agreement, dated September 30, 2013, by and between SunEdison Products Singapore Pte. Ltd. and Gintech Energy Corporation (Incorporated by reference to Exhibit 10-1 of the Company's Form 10-Q for the Quarter ended September 30, 2013)

10.99
Indenture, dated as of December 20, 2013, between SunEdison, Inc., and Wilmington Trust, National Association, as trustee, conversion agent, registrar, bid solicitation agent and paying agent, 2.00% Convertible Senior Notes due 2018

10.100
Indenture, dated as of December 20, 2013, between SunEdison, Inc. and Wilmington Trust, National Association, as trustee, conversion agent, registrar, bid solicitation agent and paying agent, 2.75% Convertible Senior Notes due 2021.

10.101
Purchase Agreement, dated as of December 12, 2013, between SunEdison, Inc. and Deutsche Bank Securities Inc. and Goldman, Sachs & Co., as Representatives of the Several Initial Purchasers, regarding 2.00% Convertible Senior Notes due 2018 and 2.75% Convertible Senior Notes due 2021

10.102	Credit Agreement, dated as of December 20, 2013, among SunEdison, Inc., Deutsche Bank AG New York Branch, as Administrative Agent and L/C Issuer

10.103	Pledge and Security Agreement dated as of December 20, 2013 between each of the Grantors Party Hereto and Deutsche Bank AG New York Branch
13	Selected pages from the Company's 2012 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________

*	Confidential treatment of certain portions of these documents has been requested or granted.

†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNEDISON, INC.

		By:	/s/ Ahmad R. Chatila
Date:	March 6, 2014		Ahmad R. Chatila President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ahmad R. Chatila	President, Chief Executive Officer and Director (Principal executive officer)	March 6, 2014
Ahmad R. Chatila

/s/ Brian Wuebbels	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)	March 6, 2014
Brian Wuebbels

/s/ Emmanuel T. Hernandez	Chairman of the Board	March 6, 2014
Emmanuel T. Hernandez

/s/ Antonio R. Alvarez	Director	March 6, 2014
Antonio R. Alvarez

/s/ Peter Blackmore	Director	March 6, 2014
Peter Blackmore

/s/ Georganne C. Proctor	Director	March 6, 2014
Georganne C. Proctor

/s/ Steven V. Tesoriere	Director	March 6, 2014
Steven V. Tesoriere

/s/ Marshall Turner	Director	March 6, 2014
Marshall Turner

/s/ James B. Williams	Director	March 6, 2014
James B. Williams

/s/ Randy H. Zwirn	Director	March 6, 2014
Randy H. Zwirn

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit No.	Description
10.28	Written Description of SunEdison, Inc. Cash Incentive Plan Covering Executive Officers

10.35	Summary of Director Compensation

10.36	Summary of Compensation Arrangements for Certain Named Executive Officers

10.99
Indenture, dated as of December 20, 2013, between SunEdison, Inc. and Wilmington Trust, National Association, as trustee, conversion agent, registrar, bid solicitation agent and paying agent, 2.00% Convertible Senior notes due 2018

10.100
Indenture, dated as of December 20, 2013, between SunEdison, Inc. and Wilminton Trust, National Association, as trustee, conversion agent, registrar, bid solicitation agent and paying agent, 2.75% Convertible Senior Notes due 2021.

10.101
Purchase Agreement, dated as of December 12, 2013, between SunEdison, Inc. and Deutsche Bank Securities Inc. and Goldman, Sachs & Co., as Representatives of the Several Initial Purchasers, regarding 2.00% Convertible Senior Notes due 2018 and 2.75% Convertible Senior Notes due 2021

10.102	Credit Agreement, dated as of December 20, 2013, among SunEdison, Inc., Deutsche Bank AG New York Branch, as Administrative Agent and L/C Issuer

10.103	Pledge and Security Agreement dated as of December 20, 2013 between each of the Grantors Party Hereto and Deutsche Bank AG New York Branch

13	Selected pages from the Company's 2013 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document