Form 10-K/A
period 2013-12-31
SUNEDISON, INC.
filed 2014-04-16
CIK 945436

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

The registrant is filing this Form 10-K/A to update the exhibit list and provide as exhibits to the Company's Form 10-K/A for the year ended December 31, 2013, the convertible note hedge agreement confirmations and warrant agreement confirmations issued in connection with the Company's 2.00% Convertible Senior Notes Due 2018 and the 2.75% Convertible Senior Notes Due 2021, which were inadvertently omitted from the exhibits filed with the Annual Report on Form 10-K filed by Registrant on March 6, 2014 (the "Form 10-K"). Other than correcting the exhibit list and providing the exhibits there have been no other changes to the information filed in the Form 10-K.

Item 15.	Exhibits, Financial Statement Schedules
3.Exhibits

Exhibit No.	Description
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

†10.28
Written Description of MEMC Electronic Materials, Inc. Cash Incentive Plan Covering Executive Officers (Incorporated by reference to Exhibit 10.28 of the Company's Form 10-K for the year ended December 31, 2013)

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

†10.35	Summary of Director Compensation (Incorporated by reference to Exhibit 10.35 of the Company's Form 10-K for the year ended December 31, 2013)

†10.36	Summary of Compensation Arrangements for Certain Named Executive Officers (Incorporated by reference to Exhibit 10.36 of the Company's Form 10-K for the year ended December 31, 2013)

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

10.97
Underwriting Agreement, dated September 12, 2013, among the Company, and Deutsche Bank Securities Inc. and Goldman, Sachs & Co., as representatives of the several underwriters named in Schedule I thereto (Incorporated by reference to Exhibit 1.1 of the Company's Form 8-K filed September 18, 2013)

10.98
Termination Agreement for Solar Wafer Supply Agreement, dated September 30, 2013, by and between SunEdison Products Singapore Pte. Ltd. and Gintech Energy Corporation (Incorporated by reference to Exhibit 10-1 of the Company's Form 10-Q for the Quarter ended September 30, 2013)

10.99
Indenture, dated as of December 20, 2013, between SunEdison, Inc., and Wilmington Trust, National Association, as trustee, conversion agent, registrar, bid solicitation agent and paying agent, 2.00% Convertible Senior Notes due 2018 (Incorporated by reference to Exhibit 10.99 of the Company's Form 10-K for the year ended December 31, 2013)

10.100
Indenture, dated as of December 20, 2013, between SunEdison, Inc. and Wilmington Trust, National Association, as trustee, conversion agent, registrar, bid solicitation agent and paying agent, 2.75% Convertible Senior Notes due 2021 (Incorporated by reference to Exhibit 10.100 of the Company's Form 10-K for the year ended December 31, 2013)

10.101
Purchase Agreement, dated as of December 12, 2013, between SunEdison, Inc. and Deutsche Bank Securities Inc. and Goldman, Sachs & Co., as Representatives of the Several Initial Purchasers, regarding 2.00% Convertible Senior Notes due 2018 and 2.75% Convertible Senior Notes due 2021 (Incorporated by reference to Exhibit 10.101 of the Company's Form 10-K for the year ended December 31, 2013)

10.102
Credit Agreement, dated as of December 20, 2013, among SunEdison, Inc., Deutsche Bank AG New York Branch, as Administrative Agent and L/C Issuer (Incorporated by reference to Exhibit 10.102 of the Company's Form 10-K for the year ended December 31, 2013)

10.103
Pledge and Security Agreement dated as of December 20, 2013 between each of the Grantors Party Hereto and Deutsche Bank AG New York Branch (Incorporated by reference to Exhibit 10.103 of the Company's Form 10-K for the year ended December 31, 2013)

10.104	Additional Note Hedge Transaction Confirmation (2018) between the Company and Bank of America, N.A. dated December 16, 2013.

10.105	Additional Warrant Transaction Confirmation (2018) between the Company and Bank of America, N.A. dated December 16, 2013.

10.106	Base Note Hedge Transaction Confirmation (2018) between the Company and Bank of America, N.A. dated December 12, 2013.

10.107	Base Warrant Transaction Confirmation (2018) between the Company and Bank of America, N.A. dated December 12, 2013.

10.108	Additional Note Hedge Transaction Confirmation (2021) between the Company and Bank of America, N.A. dated December 16, 2013.

10.109	Additional Warrant Transaction Confirmation (2021) between the Company and Bank of America, N.A. dated December 16, 2013.

10.110	Base Note Hedge Transaction Confirmation (2021) between the Company and Bank of America, N.A. dated December 12, 2013.

10.111	Base Warrant Transaction Confirmation (2021) between the Company and Bank of America, N.A. dated December 12, 2013.

10.112	Additional Note Hedge Transaction Confirmation (2018) between the Company and Deutsche Bank AG London Branch dated December 16, 2013.

10.113	Additional Warrant Transaction Confirmation (2018) between the Company and Deutsche Bank AG London Branch dated December 16, 2013.

10.114	Base Note Hedge Transaction Confirmation (2018) between the Company and Deutsche Bank AG London Branch dated December 12, 2013.

10.115	Base Warrant Transaction Confirmation (2018) between the Company and Deutsche Bank AG London Branch dated December 12, 2013.

10.116	Additional Note Hedge Transaction Confirmation (2021) between the Company and Deutsche Bank AG London Branch dated December 16, 2013.

10.117	Additional Warrant Transaction Confirmation (2021) between the Company and Deutsche Bank AG London Branch dated December 16, 2013.

10.118	Base Note Hedge Transaction Confirmation (2021) between the Company and Deutsche Bank AG London Branch dated December 12, 2013.

10.119	Base Warrant Transaction Confirmation (2021) between the Company and Deutsche Bank AG London Branch dated December 12, 2013.

10.120	Additional Note Hedge Transaction Confirmation (2018) between the Company and Goldman, Sachs & Co. dated December 16, 2013.

10.121	Additional Note Hedge Transaction Confirmation (2021) between the Company and Goldman, Sachs & Co. dated December 16, 2013.

10.122	Additional Warrant Transaction Confirmation (2018) between the Company and Goldman, Sachs & Co. dated December 16, 2013.

10.123	Additional Warrant Transaction Confirmation (2021) between the Company and Goldman, Sachs & Co. dated December 16, 2013.

10.124	Base Note Hedge Transaction Confirmation (2018) between the Company and Goldman, Sachs & Co. dated December 12, 2013.

10.125	Base Note Hedge Transaction Confirmation (2021) between the Company and Goldman, Sachs & Co. dated December 12, 2013.

10.126	Base Warrant Transaction Confirmation (2018) between the Company and Goldman, Sachs & Co. dated December 12, 2013.

10.127	Base Warrant Transaction Confirmation (2021) between the Company and Goldman, Sachs & Co. dated December 12, 2013.

10.128	Additional Note Hedge Transaction Confirmation (2018) between the Company and Wells Fargo Bank, National Association dated December 16, 2013.

10.129	Additional Warrant Transaction Confirmation (2018) between the Company and Wells Fargo Bank, National Association dated December 16, 2013.

10.130	Base Note Hedge Transaction Confirmation (2018) between the Company and Wells Fargo Bank, National Association dated December 12, 2013.

10.131	Base Warrant Transaction Confirmation (2018) between the Company and Wells Fargo Bank, National Association dated December 12, 2013.

10.132	Additional Note Hedge Transaction Confirmation (2021) between the Company and Wells Fargo Bank, National Association dated December 16, 2013.

10.133	Additional Warrant Transaction Transaction (2021) between the Company and Wells Fargo Bank, National Association dated December 16, 2013.

10.134	Base Note Hedge Transaction Confirmation (2021) between the Company and Wells Fargo Bank, National Association dated December 12, 2013.

10.135	Base Warrant Transaction Confirmation (2021) between the Company and Wells Fargo Bank, National Association dated December 12, 2013.

#13	Selected pages from the Company's 2012 Annual Report to Stockholders

#21	Subsidiaries of the Company

#23	Consent of KPMG LLP

#31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

#32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#101.INS	XBRL Instance Document

#101.SCH	XBRL Taxonomy Extension Schema Document

#101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

#101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

#101.LAB	XBRL Taxonomy Extension Label Linkbase Document

#101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________

*	Confidential treatment of certain portions of these documents has been requested or granted.

†	These exhibits constitute management contracts, compensatory plans and arrangements.
#	Previously filed.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNEDISON, INC.

		By:	/s/ Martin H. Truong
Martin H. Truong Vice President, General Counsel and Secretary
Date:	April 16, 2014

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit No.	Description
10.104	Additional Note Hedge Transaction Confirmation (2018) between the Company and Bank of America, N.A. dated December 16, 2013.

10.105	Additional Warrant Transaction Confirmation (2018) between the Company and Bank of America, N.A. dated December 16, 2013.

10.106	Base Note Hedge Transaction Confirmation (2018) between the Company and Bank of America, N.A. dated December 12, 2013.

10.107	Base Warrant Transaction Confirmation (2018) between the Company and Bank of America, N.A. dated December 12, 2013.

10.108	Additional Note Hedge Transaction Confirmation (2021) between the Company and Bank of America, N.A. dated December 16, 2013.

10.109	Additional Warrant Transaction Confirmation (2021) between the Company and Bank of America, N.A. dated December 16, 2013.

10.110	Base Note Hedge Transaction Confirmation (2021) between the Company and Bank of America, N.A. dated December 12, 2013.

10.111	Base Warrant Transaction Confirmation (2021) between the Company and Bank of America, N.A. dated December 12, 2013.

10.112	Additional Note Hedge Transaction Confirmation (2018) between the Company and Deutsche Bank AG London Branch dated December 16, 2013.

10.113	Additional Warrant Transaction Confirmation (2018) between the Company and Deutsche Bank AG London Branch dated December 16, 2013.

10.114	Base Note Hedge Transaction Confirmation (2018) between the Company and Deutsche Bank AG London Branch dated December 12, 2013.

10.115	Base Warrant Transaction Confirmation (2018) between the Company and Deutsche Bank AG London Branch dated December 12, 2013.

10.116	Additional Note Hedge Transaction Confirmation (2021) between the Company and Deutsche Bank AG London Branch dated December 16, 2013.

10.117	Additional Warrant Transaction Confirmation (2021) between the Company and Deutsche Bank AG London Branch dated December 16, 2013.

10.118	Base Note Hedge Transaction Confirmation (2021) between the Company and Deutsche Bank AG London Branch dated December 12, 2013.

10.119	Base Warrant Transaction Confirmation (2021) between the Company and Deutsche Bank AG London Branch dated December 12, 2013.

10.120	Additional Note Hedge Transaction Confirmation (2018) between the Company and Goldman, Sachs & Co. dated December 16, 2013.

10.121	Additional Note Hedge Transaction Confirmation (2021) between the Company and Goldman, Sachs & Co. dated December 16, 2013.

10.122	Additional Warrant Transaction Confirmation (2018) between the Company and Goldman, Sachs & Co. dated December 16, 2013.

10.123	Additional Warrant Transaction Confirmation (2021) between the Company and Goldman, Sachs & Co. dated December 16, 2013.

10.124	Base Note Hedge Transaction Confirmation (2018) between the Company and Goldman, Sachs & Co. dated December 12, 2013.

10.125	Base Note Hedge Transaction Confirmation (2021) between the Company and Goldman, Sachs & Co. dated December 12, 2013.

10.126	Base Warrant Transaction Confirmation (2018) between the Company and Goldman, Sachs & Co. dated December 12, 2013.

10.127	Base Warrant Transaction Confirmation (2021) between the Company and Goldman, Sachs & Co. dated December 12, 2013.

10.128	Additional Note Hedge Transaction Confirmation (2018) between the Company and Wells Fargo Bank, National Association dated December 16, 2013.

10.129	Additional Warrant Transaction Confirmation (2018) between the Company and Wells Fargo Bank, National Association dated December 16, 2013.

10.130	Base Note Hedge Transaction Confirmation (2018) between the Company and Wells Fargo Bank, National Association dated December 12, 2013.

10.131	Base Warrant Transaction Confirmation (2018) between the Company and Wells Fargo Bank, National Association dated December 12, 2013.

10.132	Additional Note Hedge Transaction Confirmation (2021) between the Company and Wells Fargo Bank, National Association dated December 16, 2013.

10.133	Additional Warrant Transaction Transaction (2021) between the Company and Wells Fargo Bank, National Association dated December 16, 2013.

10.134	Base Note Hedge Transaction Confirmation (2021) between the Company and Wells Fargo Bank, National Association dated December 12, 2013.

10.135	Base Warrant Transaction Confirmation (2021) between the Company and Wells Fargo Bank, National Association dated December 12, 2013.