Form 10-Q
period 2014-03-31
SUNEDISON, INC.
filed 2014-05-09
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
The number of shares of the registrant’s common stock outstanding at May 1, 2014 was 267,811,765.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended March 31
	2014	2013
Net sales	$546.5	$443.6
Cost of goods sold	499.3	393.9
Gross profit	47.2	49.7
Operating expenses:
Marketing and administration	109.8	70.3
Research and development	12.9	17.4
Restructuring charges (reversals)	2.6	(4.5)
Operating loss	(78.1)	(33.5)
Non-operating expense (income):
Interest expense	67.6	47.5
Interest income	(2.9)	(0.5)
Loss on convertible notes derivatives, net (see Note 4)	451.8	—
Other, net	2.0	1.1
Total non-operating expense	518.5	48.1
Loss before income taxes and equity in earnings (loss) of joint ventures	(596.6)	(81.6)
Income tax expense	20.5	19.5
Loss before equity in earnings (loss) of joint ventures	(617.1)	(101.1)
Equity in earnings (loss) of joint ventures, net of tax	1.1	(0.3)
Net loss	(616.0)	(101.4)
Net loss attributable to noncontrolling interests	2.4	12.0
Net loss attributable to SunEdison stockholders	$(613.6)	$(89.4)
Basic loss per share (see Note 8)	$(2.31)	$(0.40)
Diluted loss per share (see Note 8)	$(2.31)	$(0.40)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Three Months Ended March 31
	2014	2013
In millions
Net loss	$(616.0)	$(101.4)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustment	1.2	(34.4)
Net unrealized loss on available-for-sale securities	—	(0.6)
Gain on hedging instruments	9.4	0.6
Actuarial gain and amortization of prior service cost	0.7	—
Other comprehensive income (loss), net of tax	11.3	(34.4)
Total comprehensive loss	(604.7)	(135.8)
Net loss attributable to noncontrolling interests	2.4	12.0
Net foreign currency translation adjustment attributable to noncontrolling interests	0.1	1.3
Comprehensive loss attributable to SunEdison stockholders	$(602.2)	$(122.5)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$463.4	$573.5
Cash committed for construction projects, including consolidated variable interest entities of $141.3 and $143.6 in 2014 and 2013, respectively	178.2	258.0
Restricted cash	63.2	70.1
Accounts receivable, less allowance for doubtful accounts of $4.4 and $4.9 in 2014 and 2013, respectively	312.5	351.5
Inventories	215.4	248.4
Solar energy systems held for development and sale	448.0	460.1
Prepaid expenses and other current assets	453.0	423.4
Total current assets	2,133.7	2,385.0
Investments	32.1	41.1
Property, plant and equipment, net:
Non-solar energy systems, net of accumulated depreciation of $1,266.1 and $1,228.6 in 2014 and 2013, respectively	1,101.4	1,108.7
Solar energy systems, including consolidated variable interest entities of $231.7 and $157.5 in 2014 and 2013, respectively, net of accumulated depreciation of $134.3 and $119.7 in 2014 and 2013, respectively	2,394.5	2,014.2
Restricted cash	94.4	73.8
Note hedge derivative asset	814.6	514.8
Other assets	595.4	542.9
Total assets	$7,166.1	$6,680.5

See accompanying notes to unaudited condensed consolidated financial statements.

	March 31, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Current portion of Semiconductor Materials debt	$2.8	$2.8
Current portion of Solar Energy systems debt, including financing and capital leaseback obligations, including consolidated variable interest entities of $9.6 and $5.8 in 2014 and 2013, respectively	449.0	394.7
Accounts payable	818.8	867.7
Accrued liabilities	462.8	432.7
Current portion of deferred revenue	112.5	154.7
Current portion of customer and other deposits	37.0	36.7
Total current liabilities	1,882.9	1,889.3
Solar Energy non-systems debt	879.7	868.2
Solar Energy systems debt, less current portion, including financing and capital leaseback obligations and including consolidated variable interest entities of $322.8 and $234.6 in 2014 and 2013, respectively	2,603.5	2,302.9
Semiconductor Materials debt, less current portion	7.8	7.6
Customer and other deposits, less current portion	80.2	103.3
Deferred revenue, less current portion	121.6	90.0
Conversion option derivative liability	822.9	506.5
Warrant derivative liability	705.7	270.5
Other liabilities	298.3	301.0
Total liabilities	7,402.6	6,339.3

Stockholders’ (deficit) equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding in 2014 and 2013	—	—
Common stock, $.01 par value, 300.0 shares authorized, 267.6 and 266.9 issued and outstanding in 2014 and 2013, respectively	2.7	2.7
Additional paid-in capital	471.8	457.7
Accumulated deficit	(781.5)	(168.0)
Accumulated other comprehensive loss	(48.6)	(60.0)
Treasury stock, less than 0.1 shares in 2014 and 2013, respectively	(0.5)	(0.2)
Total SunEdison stockholders’ (deficit) equity	(356.1)	232.2
Noncontrolling interests	119.6	109.0
Total stockholders’ (deficit) equity	(236.5)	341.2
Total liabilities and stockholders’ (deficit) equity	$7,166.1	$6,680.5

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31
	2014	2013
Cash flows from operating activities:
Net loss	$(616.0)	$(101.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62.0	60.8
Stock-based compensation	8.6	7.2
Expense for deferred taxes	(3.0)	(7.5)
Deferred revenue	(50.0)	(1.1)
Loss on convertible notes derivatives, net	451.8	—
Other non-cash	2.4	(9.8)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	53.6	(60.5)
Inventories	31.5	18.6
Solar energy systems held for development and sale	(80.9)	(36.8)
Prepaid and other current assets	(31.3)	(16.1)
Accounts payable	(113.6)	(67.5)
Deferred revenue for solar energy systems	57.9	36.4
Customer and other deposits	(6.2)	(19.6)
Accrued liabilities	32.2	46.7
Other long term liabilities	(3.0)	6.8
Other	(11.2)	25.2
Net cash used in operating activities	(215.2)	(118.6)
Cash flows from investing activities:
Capital expenditures	(20.1)	(30.8)
Construction of solar energy systems	(326.4)	(47.4)
Purchases of cost and equity method investments	(18.7)	(18.5)
Net proceeds from equity method investments	0.2	11.7
Change in restricted cash	(14.2)	2.8
Change in cash committed for construction projects	80.8	2.7
Cash paid for acquisition, net of cash acquired	(14.1)	—
Net cash used in investing activities	(312.5)	(79.5)
Cash flows from financing activities:
Cash paid for contingent consideration for acquistions	(1.7)	(0.8)
Proceeds from solar energy system financing and capital lease obligations	461.8	98.5
Repayments of solar energy system financing and capital lease obligations	(20.9)	(12.4)
Net repayments of customer deposits related to long-term supply agreements	—	(26.2)
Common stock repurchased	—	(0.2)
Proceeds from noncontrolling interests	10.0	0.1
Debt financing fees	(31.5)	(8.1)
Other	1.7	—
Net cash provided by financing activities	419.4	50.9
Effect of exchange rate changes on cash and cash equivalents	(1.8)	(5.8)
Net decrease in cash and cash equivalents	(110.1)	(153.0)
Cash and cash equivalents at beginning of period	573.5	553.8
Cash and cash equivalents at end of period	$463.4	$400.8
Supplemental schedule of non-cash of financing activities:
Net debt transferred to and assumed by buyer upon sale of solar energy systems	$83.8	$33.3

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SunEdison, Inc. and subsidiaries ("SunEdison"), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. SunEdison has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's (the "SEC's") requirements for Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, which contains SunEdison's audited financial statements for such year. Operating results for the three month periods ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Reclassifications

The accompanying unaudited condensed consolidated financial statements for prior periods contain certain reclassifications to conform to the presentation used in the current period. In our December 31, 2013 consolidated financial statements, we revised the presentation of cash and cash equivalents to separately disclose cash committed for construction projects. As a result, amounts in the condensed consolidated statement of cash flows have been revised from the amounts previously reported to reflect this presentation.

Use of Estimates

In preparing our condensed consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for investments; depreciation; amortization; leases; accrued liabilities including restructuring, warranties, and employee benefits; derivatives, including the embedded conversion option, note hedges, and warrants associated with our outstanding senior convertible notes; stock-based compensation; income taxes; solar energy system installation and related costs; percentage-of-completion on long-term construction contracts; the fair value of assets and liabilities recorded in connection with business combinations; and asset valuations, including allowances, among others. These estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, our future results of operations would be affected.

2. INVENTORIES

Inventories consist of the following:

	As of	As of
In millions	March 31, 2014	December 31, 2013
Raw materials and supplies	$75.8	$114.7
Goods and work in process	105.0	98.8
Finished goods	34.6	34.9
Total inventories	$215.4	$248.4

3. SOLAR ENERGY SYSTEMS HELD FOR DEVELOPMENT AND SALE

Solar energy systems held for development and sale consist of the following:

	As of	As of
In millions	March 31, 2014	December 31, 2013
Under development	$448.0	$419.7
Systems held for sale	—	40.4
Total solar energy systems held for development and sale	$448.0	$460.1

4. DEBT AND LEASEBACK OBLIGATIONS

Debt (including consolidated variable interest entities, "VIEs") and leaseback obligations outstanding consist of the following:

	As of March 31, 2014			As of December 31, 2013
In millions	Total	Current and Short-Term	Long-Term	Total	Current and Short-Term	Long-Term
Solar Energy non-systems debt:
Convertible senior notes due 2018, net of discount	$466.4	$—	$466.4	$460.0	$—	$460.0
Convertible senior notes due 2021, net of discount	413.3	—	413.3	408.2	—	408.2
Total Solar Energy non-solar energy system debt	$879.7	$—	$879.7	$868.2	$—	$868.2

Solar Energy systems debt, including financing and capital leaseback obligations:
Short-term debt, weighted average interest rate of 6.51% and 6.55%, respectively	$99.3	$99.3	$—	$68.9	$68.9	$—
System pre-construction, construction and term debt	1,012.5	322.7	689.8	1,028.0	305.0	723.0
Capital leaseback obligations	84.7	3.9	80.8	94.0	4.5	89.5
Financing leaseback obligations	1,382.1	13.1	1,369.0	1,384.8	16.2	1,368.6
Acquisition facility	250.0	2.5	247.5	—	—	—
Other system financing transactions	223.9	7.5	216.4	121.9	0.1	121.8
Total Solar Energy systems debt, financing and capital leaseback obligations	$3,052.5	$449.0	$2,603.5	$2,697.6	$394.7	$2,302.9

Semiconductor Materials debt:
Long-term notes	$10.6	$2.8	$7.8	$10.4	$2.8	$7.6
Total Semiconductor Materials debt	$10.6	$2.8	$7.8	$10.4	$2.8	$7.6

Total debt outstanding	$3,942.8	$451.8	$3,491.0	$3,576.2	$397.5	$3,178.7

Solar Energy Non-systems Debt

Convertible Senior Notes

On December 20, 2013, we issued $600.0 million in aggregate principal amount of 2.00% convertible senior notes due 2018 (the "2018 Notes") and $600.0 million aggregate principal amount of 2.75% convertible senior notes due 2021 (the "2021 Notes", and together with the 2018 Notes, the "Notes") in a private placement offering. We received net proceeds, after payment of debt financing fees, of $1,167.3 million in the offering, before the redemption of the $550.0 million outstanding aggregate principal amount of the 7.75% senior notes due 2019 and the repayment of the $200.0 million outstanding aggregate principle amount of the 10.75% second lien term loan and before payment of the net cost of the call spread overlay described below.

Interest on the 2018 Notes is payable on April 1 and October 1 of each year, beginning on April 1, 2014. Interest on the 2021 Notes is payable on January 1 and July 1 of each year, beginning on July 1, 2014. The 2018 Notes and the 2021 Notes mature on October 1, 2018 and January 1, 2021, respectively, unless earlier converted or purchased.

The Notes are convertible at any time until the close of business on the business day immediately preceding July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 120% of the conversion price of the Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. On and after July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $14.62 per share of our common stock.

The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. The Notes are convertible only into cash, shares of our common stock or a combination thereof at our election. However, we must settle conversions solely in cash until we have obtained the requisite approvals from our stockholders to (i) amend our restated certificate of incorporation to sufficiently increase the number of authorized but unissued shares of our common stock to permit the conversion and settlement of all Notes into shares of our common stock, and (ii) authorize the issuance of the maximum numbers of shares described above in accordance with the continued listing standards of The New York Stock Exchange. Proposals related to both of these items are subject to approval by our stockholders at our annual meeting scheduled for May 29, 2014. Holders may also require us to repurchase all or a portion of the Notes upon a fundamental change, as defined in the indenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments, pay debts as they become due or perform or observe certain obligations thereunder, the trustee or holders of a specified amount of then-outstanding Notes will have the right to declare all amounts then outstanding due and payable. We may not redeem the Notes prior to the applicable stated maturity date.

The Notes are general unsecured obligations and rank senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and effectively subordinated to all existing and future indebtedness (including trade payables) incurred by our subsidiaries.

During the period in which we are required to settle conversions in cash, the embedded conversion options (the "Conversion Options") within the Notes are required to be separated from the Notes and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the condensed consolidated statements of operations, as further discussed in the Loss on Convertible Notes Derivatives section below. Upon obtaining the requisite approvals from our stockholders discussed above, the Conversion Options will be considered equity instruments. At such time, the Conversion Options will be remeasured at fair value, with any change in fair value reported in the condensed consolidated statement of operations, and reclassified to Stockholders' Equity.

Call Spread Overlay for Convertible Senior Notes

Concurrent with the issuance of the Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the "Note Hedges") and warrant transactions (collectively, the "Warrants" and together with the Note Hedges, the “Call Spread Overlay”), with certain of the initial purchasers of the Notes or their affiliates. Assuming full performance by the counterparties, the Call Spread Overlay is designed to effectively reduce our potential payout over the principal amount on the Notes upon conversion of the Notes.

Under the terms of the Note Hedges, we purchased from affiliates of certain of the initial purchasers of the Notes options to acquire, at an exercise price of $14.62 per share, subject to anti-dilution adjustments, up to 82.1 million shares of our common stock. Each Note Hedge is a separate transaction, entered into by the company with each option counterparty, and is not part of the terms of the Notes. Each Note Hedge is exercisable upon the conversion of the Notes and expires on the corresponding maturity dates of the Notes. The option counterparties are generally obligated to settle their obligations to use upon exercise of the Note Hedges in the same manner as we satisfy our obligations to holders of the Notes.

Under the terms of the Warrants, we sold to affiliates of certain of the initial purchasers of the Notes warrants to acquire, on the stated expiration date of each Warrant, up to 82.1 million shares of our common stock at an exercise price of $18.35 per share, subject to anti-dilution adjustments. Each Warrant transaction is a separate transaction, entered into by the company with each option counterparty, and is not part of the terms of the Notes.

During the period in which we are required to settle the Note Hedges and Warrants in cash, these instruments are required to be accounted for as derivative instruments with changes in fair value reported in the condensed consolidated statements of operations, as further discussed in the Loss on Convertible Notes Derivatives section below. Upon obtaining the requisite approvals from our stockholders discussed above, the Note Hedges and Warrants will be considered equity instruments. At such time, the Note Hedges and Warrants will be remeasured at fair value, with any changes in fair value reported in the condensed consolidated statement of operations, and reclassified to Stockholders' Equity.

Loss on Convertible Notes Derivatives

For the three months ended March 31, 2014, we recognized a net loss of $451.8 million related to the change in the fair value of the Conversion Options, the Note Hedges and Warrants (the "Convertible Notes Derivatives"), which is reported in loss on derivatives, net in the condensed consolidated statement of operations, as follows:

In millions	For the Three Months Ended March 31, 2014
Conversion Options	$(316.4)
Note Hedges	299.8
Warrants	(435.2)
Total loss on convertible note derivatives, net	$(451.8)

The Conversion Options, Note Hedges and Warrants derivative instruments are measured at fair value using a Black-Scholes valuation model as these instruments are not traded on an open market.  Significant inputs to the valuation model, which have been identified as Level 2 inputs, as of March 31, 2014, were as follows:

	Conversion Option		Note Hedges		Warrants
	Due 2018	Due 2021	Due 2018	Due 2021	Due 2018	Due 2021
Stock price	$18.84	$18.84	$18.84	$18.84	$18.84	$18.84
Exercise price	$14.62	$14.62	$14.62	$14.62	$18.35	$18.35
Risk-free rate	1.62%	2.30%	1.60%	2.28%	1.76%	2.38%
Volatility	48.0%	48.0%	48.0%	48.0%	45.0%	45.0%
Dividend yield	—%	—%	—%	—%	—%	—%
Maturity	2018	2021	2018	2021	2018	2021

Further details of the inputs above are as follows:

•	Stock price - The closing price of our common stock on the last trading day of the quarter

•	Exercise price - The exercise (or conversion) price of the derivative instrument

•	Risk-free rate - The Treasury Strip rate associated with the life of the derivative instrument

•	Volatility - The volatility of our common stock over the life of the derivative instrument

Assuming all other inputs were held constant, a 10% change in the stock price input would result in a change to the fair value estimates for each of the Conversion Option derivative liability, Note Hedges derivative asset and Warrant derivative liability of between $110.0 million million to $130.0 million. Assuming all other inputs were held constant, a 100 basis point change in the volatility input would result in a change to the fair value estimates for each of the conversion option derivative liability, Note Hedges derivative asset and Warrant derivative liability of between $9.0 million to $12.0 million.

Bridge Credit Facility

On December 20, 2013, we entered into a credit agreement with the lenders identified therein and Deutsche Bank AG New York Branch, as administrative agent, lender, and letter of credit issuer (the “Bridge Credit Facility”). The Bridge Credit Facility provided for a senior secured letter of credit facility in an aggregate principal amount up to $320.0 million and had a term ending December 15, 2014. The purpose of the Bridge Credit Facility was to backstop outstanding letters of credit issued by Bank of America, N.A. under our former revolving credit facility, which was terminated simultaneously with our entry into the Bridge Credit Facility (subject to our obligation to continue paying fees in respect of outstanding letters of credit).

The Bridge Credit Facility was terminated on February 28, 2014, in connection with entering into the Solar Energy credit facility discussed below. The termination of the Bridge Credit Facility resulted in the writeoff of $2.5 million in unamortized deferred financing fees, which is reported in interest expense in the condensed consolidated statement of operations.

Solar Energy Credit Facility

On February 28, 2014, we entered into a credit agreement with the lenders identified therein, Wells Fargo Bank, National Association, as administrative agent, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers and joint syndication agents, and Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Macquarie Capital (USA) Inc., as joint bookrunners (the “Credit Facility”). The Credit Facility provides for a senior secured letter of credit facility in an aggregate principal amount up to $265.0 million and has a term ending February 28, 2017. The Credit Facility will be used to backstop outstanding letters of credit issued by Bank of America, N.A. under our former revolving credit facility until they expire, as well as for general corporate purposes. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $400.0 million. We paid fees of $5.8 million upon entry into the Credit Facility, which were recognized as deferred financing fees.

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

Interest under the Credit Facility accrues on the daily amount available to be drawn under outstanding letters of credit or bankers' acceptances, at an annual rate of 3.75%. Interest is due and payable in arrears at the end of each fiscal quarter and on the maturity date of the Credit Facility. Drawn amounts on letters of credit are due within seven business days, and interest accrues on drawn amounts at a base rate plus 2.75%.

The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio of 3.0 to 1.0 which excludes the Notes (measurement commencing with the last day of the fiscal quarter ending December 31, 2014) and a minimum liquidity amount (measurement commencing with the last day of the fiscal quarter ending June 30, 2014) of the lesser of (i) $400.0 million and (ii) the sum of (x) $300.0 million plus (y) the amount, if any, by which the aggregate commitments exceed $300.0 million at such time. The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $50.0 million, including the Notes but excluding our non-recourse indebtedness.

The Credit Facility also contains mandatory prepayment and/or cash collateralization provisions applicable to specified asset sale transactions as well as our receipt of proceeds from certain insurance or condemnation events and the incurrence of additional indebtedness.

As of March 31, 2014, we had no borrowings outstanding under the Credit Facility, although we had $258.5 million of outstanding third party letters of credit backed by the Credit Facility, which reduced the available capacity. Therefore, funds available under the Credit Facility were $6.5 million as of March 31, 2014.

Other Financing Arrangements

We have short-term committed financing arrangements of $27.4 million at March 31, 2014, of which there was $0.1 million of short-term borrowings outstanding as of March 31, 2014. Of this amount, $13.9 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

Solar Energy Systems Debt, Including Financing and Capital Leaseback Obligations

Our solar energy systems for which we have short-term and long-term debt, capital leaseback and finance obligations are included in separate legal entities. Of this total debt outstanding, $3,052.5 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. This debt has recourse to those separate legal entities but no recourse to us under the terms of the applicable agreements. These finance obligations are fully collateralized by the related solar energy system assets and may also include limited guarantees by us related to operations, maintenance and certain indemnities.

Project Construction Facilities

On September 30, 2011, we amended and restated our non-recourse project construction financing revolver, which had a term of three years, from $50.0 million to $300.0 million. During 2012, due to various amendments and lenders entering and exiting the facility, the capacity was lowered from $300.0 million to $150.0 million. Additionally, under the terms of the 2012 amendments, depending on the credit ratings issued by the two credit agencies that provide ratings on the company, we were required to post, at our election, a letter of credit or surety bond equal to 15% of the total outstanding balance in order to continue to make additional borrowings under this facility. Interest on borrowings under the agreement were based on our election at LIBOR plus an applicable margin or at a defined prime rate plus an applicable margin. The construction financing revolver also required us to pay various fees, including a commitment fee. This construction financing facility was terminated in connection with the closing of the new construction facility discussed below.

On March 26, 2014, we entered into a financing agreement with certain lenders; Wilmington Trust, National Association, as administrative agent; Deutsche Bank Trust Company Americas, as collateral agent and loan paying agent; and Deutsche Bank Securities Inc., as lead arranger, bookrunner, structuring bank and documentation agent (the “Construction Facility”). The Construction Facility provides for a senior secured revolving credit facility in an amount up to $150.0 million and has a term ending March 26, 2017. The Construction Facility will be used to support the development and acquisition of new projects in the United States and Canada. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $300.0 million. We paid fees of $7.5 million upon entry into the Construction Facility, which were recognized as deferred financing fees.

Loans under the Construction Facility are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and are secured by a pledge of collateral of the project company, including the project contracts and equipment. Interest on loans under the Construction Facility is based on our election of either LIBOR plus an applicable margin of 3.5%, or a defined prime rate plus an applicable margin of 2.5%. As of March 31, 2014, the interest rate under the Construction Facility was 5.75%.

The Construction Facility contains customary representations, warranties, and affirmative and negative covenants, including a material adverse effects clause whereby a breach may disallow a future draw but not acceleration of payment and a cross default clause whose remedy, among other rights, includes the right to restrict future loans as well as the right to accelerate principal and interest payments. Covenants primarily relate to the collateral amounts and transfer of right restrictions.

At March 31, 2014, we had borrowed $90.0 million under the Construction Facility and is classified under system pre-construction, construction and term debt. In the event additional construction financing is needed, we have the ability to draw upon the available capacity of our Credit Facility (discussed above). In the event additional construction financing is needed beyond the amounts available under the Credit Facility and we are unable to obtain alternative financing or if we have inadequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.

System Pre-Construction, Construction and Term Debt

We typically finance our solar energy projects through project entity specific debt secured by the project entity's assets (mainly the solar energy system) with no recourse to us. Typically, these financing arrangements provide for a construction loan, which upon completion will be converted into a term loan, and generally do not restrict the future sale of the project entity to a third party buyer. On March 31, 2014, we had system construction and term debt outstanding of $1,012.5 million. Included in this amount is $212.5 million of a fixed rate non-recourse debt financing arrangement used to finance the construction of a SunEdison owned solar power plant executed in the third quarter of 2013. Additionally, a portion also relates to variable rate debt with interest rates that are tied to either the London Interbank Offered Rate, the Euro Interbank Offer Rate, the Canadian Dollar Offered Rate or the PRIME rate. The variable interest rates have primarily been hedged by our outstanding interest rate swaps as discussed in Note 6. The interest rates on the remaining construction and term debt range from 3.0% to 18.0% and have maturities that range from 2014 to 2033.

During the second quarter of 2012, we violated covenants of two non-recourse solar energy system loans as a result of the devaluation of the local currency (Indian Rupee). On September 28, 2012, we obtained a waiver from the lender for the covenant violations, which had a grace period which has now expired. As of March 31, 2014, we are in default and accordingly, the amounts outstanding of $23.1 million under these loans are classified as current. We are currently in negotiations with the counterparty to extend this waiver, but there can be no assurances that such waiver can be obtained or the covenants will be met.  The solar energy systems for these two project companies collateralize the loans and there is no recourse outside of these project companies for payment.

Capital Leaseback Obligations

We are party to master lease agreements that provide for the sale and simultaneous leaseback of certain solar energy systems constructed by us. On March 31, 2014, we had $84.7 million of capital lease obligations outstanding. Generally, this classification occurs when the term of the lease is greater than 75.0% of the estimated economic life of the solar energy system and the transaction is not subject to real estate accounting. The terms of the leases are typically 25 years with certain leases providing terms as low as 10 years and providing for early buyout options. The specified rental payments are based on projected cash flows that the solar energy system will generate. Since the SunEdison acquisition date on November 20, 2009, we have not entered into any arrangements that have resulted in accounting for the sale leaseback as a capital lease.

Financing Leaseback Obligations

For certain transactions we account for the proceeds of sale leasebacks as financings, which are typically secured by the solar energy system asset and its future cash flows from energy sales, but without recourse to us under the terms of the arrangement. The structure of the repayment terms under the lease results in negative amortization throughout the financing period, and we therefore recognize the lease payments as interest expense. The balance outstanding for sale leaseback transactions accounted for as financings as of March 31, 2014 is $1,382.1 million, which includes the below mentioned transactions. The maturities range from 2021 to 2039 and are collateralized by the related solar energy system assets with a carrying amount of $1,382.1 million.

On March 31, 2011, one of our project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by us. The total capacity under this agreement is $124.4 million, of which $124.3 million is outstanding and $0.1 million is available as of March 31, 2014. The specified rental payments under the master lease agreement are based on projected cash flows that the solar energy systems generate.

On September 24, 2012, one of our project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by us. The total capacity under this agreement was $101.4 million, of which $94.1 million is outstanding and $7.3 million was available as of March 31, 2014. The specified rental payments under the master lease agreement are based on projected cash flows that the solar energy systems generate.

Acquisition Facility

On March 28, 2014, a subsidiary entered into a credit and guaranty agreement with various lenders and Goldman Sachs Bank USA, as administrative agent, collateral agent, documentation agent, sole lead arranger, sole lead bookrunner, and syndication agent (the “Acquisition Facility”). The Acquisition Facility provides for a term loan credit facility in the amount of $250.0 million which will be used for the acquisition of certain renewable energy generation assets. The Acquisition Facility will mature on the earlier of August 28, 2015 and the date on which all loans under the Acquisition Facility become due and payable in full, whether by acceleration or otherwise. The principal amount of loans under the Acquisition Facility is payable in consecutive semiannual installments on August 28, 2014 and February 28, 2015, in each case, in an amount equal to 0.5% of the original principal balance of the loans funded prior to such payment, with the remaining balance payable on the maturity date.
Loans under the Acquisition Facility are non-recourse debt to entities outside of the legal entities that subscribe to the debt. Loans and each guarantee under the Acquisition Facility are secured by first priority security interests in all of the subsidiary’s assets and the assets of its domestic subsidiaries, (ii) 100% of the capital stock of each of the subsidiary’s domestic subsidiaries and 65% of the capital stock of each of the subsidiary’s foreign subsidiaries and all intercompany debt. Prior to August 15, 2014, interest on loans under the Acquisition Facility is based on our election of either a base rate plus 5.00% or a reserve adjusted eurodollar rate plus 6.00%. Thereafter, interest is based on our election of either a base rate plus the sum of 5.00% and a spread (as defined) or a reserve adjusted eurodollar rate plus the sum of 6.00% and the spread. The reserve adjusted eurodollar rate will be subject to a floor of 1.00% and the base rate will be subject to a floor of 2.00%. The spread will initially be 0.50% per annum, commencing on August 15, 2014, and will increase by an additional 0.25% per annum every ninety days thereafter. As of March 31, 2014, the interest rate under the Acquisition Facility was 7.0%.
The Acquisition Facility contains customary representations, warranties, and affirmative and negative covenants, including a minimum debt service coverage ratio applicable to the subsidiary (1.15:1.00 starting December 31, 2014) that will be tested quarterly and cross-default and cross-acceleration clauses in the event of default. The cross default clause is limited to defaults on other indebtedness of the subsidiary in excess of $75.0 million. The Acquisition Facility loans may be prepaid in whole or in part without premium or penalty, and outstanding Acquisition Facility loans must be prepaid in certain specified circumstances.
At March 31, 2014, we had borrowed $250.0 million under the Acquisition Facility. We paid fees of $9.5 million upon entry into the Acquisition Facility, which were recognized as deferred financing fees.

Other System Financing Transactions

Other system financing transactions represent the cash proceeds that we received in connection with an executed solar energy system sales contract that has not met the sales recognition requirements under real estate accounting and has been accounted for as a financing. Included in other system financing is $18.3 million of proceeds collected under three separate solar energy system sales agreements with the buyer that provides the buyer with a put option that could become an obligation in the event that we are unable to fulfill certain performance warranties set to expire during 2015. The remaining portion of other system financings of $106.5 million relates to cash proceeds received in connection with separate solar energy system sales contracts for which we have substantial continuing involvement. There are no principal or interest payments associated with these transactions. Of the $106.5 million, $41.2 million relates to two projects sold in Italy which did not meet the requirements to record revenue due to an indemnification that expires in 2016. The remaining amount relates to twelve projects sold in the U.S., Korea, and Canada.

Capitalized Interest

During the three month periods ended March 31, 2014 and 2013, we capitalized $10.4 million and $3.3 million of interest to the consolidated balance sheet, respectively.

Semiconductor Materials Debt

Long-term Notes

Long-term notes at March 31, 2014 totaling $10.6 million are owed to a bank by our Japanese subsidiary, are guaranteed by us, and are secured by the property, plant and equipment of our Japanese subsidiary. These loans mature in years ranging from 2014 to 2017. The guarantees would require us to satisfy the loan obligations in the event that the Japanese subsidiary failed to pay such debt in accordance with its stated terms.

5. RESTRUCTURING CHARGES (REVERSALS)

During the second half of 2011, the semiconductor and solar industries experienced downturns, of which the downturn in solar was more severe. In order to better align our business to the then current and expected market conditions in the semiconductor and solar markets, as well as to improve our overall cost competitiveness and cash flows across both segments, we committed to a series of restructuring actions to reduce our global workforce, right size production capacity and accelerate operating cost reductions in 2012 and beyond (the "2011 Global Plan"). These restructuring actions included reducing the total workforce by approximately 20%, shuttering our Merano, Italy polysilicon facility, reducing production capacity at our Portland, Oregon crystal facility, slowing the ramp of the Kuching, Malaysia facility, as well as consolidating our solar wafering and solar energy systems operations into a single Solar Energy business unit effective January 1, 2012. The 2011 Global Plan was substantially completed in 2012, except for certain voluntary termination benefits and ongoing negotiations with certain vendors and suppliers, including those affecting our Merano, Italy polysilicon facility, related to these restructuring activities.

During the three months ended March 31, 2014, $1.4 million of income was recognized pertaining to the 2011 Global Plan primarily as a result of a reversal of liabilities related to the costs associated with the Merano, Italy polysilicon and other semiconductor facilities due to settlements of certain obligations and changes in estimates, offset by immaterial expenses related to various restructuring activities.

Details of expenses, cash payments and expected costs related to the 2011 Global Plan are set forth in the following table:

							As of March 31, 2014
In millions	Accrued, December 31, 2013	Year-to-Date Restructuring (Reversals)Charges	Cash Payments	Non-Cash Settlements	Currency	Accrued March 31, 2014	Cumulative Costs Incurred	Total Costs Expected to be Incurred
Severance and other employee benefits	$21.3	$(0.4)	$(0.7)	$(0.9)	$—	$19.3	$51.9	$51.9
Contract termination	40.2	—	(5.3)	—	—	34.9	165.1	165.1
Other	24.3	(1.0)	(3.0)	1.5	(0.1)	21.7	47.6	47.6
Total	$85.8	$(1.4)	$(9.0)	$0.6	$(0.1)	$75.9	$264.6	$264.6

During the first quarter of 2014, we announced a plan to consolidate the Semiconductor Materials segment's crystal operations. The consolidation will include transitioning small diameter crystal activities from our St. Peters, Missouri facility to other crystal facilities in Korea, Taiwan and Italy. The consolidation of crystal activities will affect approximately 120 employees in St. Peters and will be implemented over the 12 months following commencement of the plan. Charges in the amount of $4.0 million were recorded in the first quarter of 2014 and are included within restructuring charges (reversals) on the condensed consolidated statement of operations.

6. DERIVATIVES AND HEDGING INSTRUMENTS

SunEdison’s derivatives and hedging activities consist of:

		Assets (Liabilities or Equity) Fair Value
In millions	Balance Sheet Classification	As of March 31, 2014	As of December 31, 2013
Derivatives designated as hedging:
Interest rate swaps	Prepaid and other current assets	$—	$1.6
Interest rate swaps	Accumulated other comprehensive income	—	(1.6)
Interest rate swaps	Accrued liabilities	(3.1)	(2.4)
Interest rate swaps	Accumulated other comprehensive loss	2.3	1.6
Cross currency swaps	Prepaid and other current assets (accrued liabilities)	1.0	(2.4)
Cross currency swaps	Accumulated other comprehensive loss	(1.0)	2.4
Derivatives not designated as hedging:
Note hedges (see Note 4)	Note hedge derivative asset	$814.6	$514.8
Conversion options (see Note 4)	Conversion option derivative liability	(822.9)	(506.5)
Warrants (see Note 4)	Warrant derivative liability	(705.7)	(270.5)
Currency forward contracts	Prepaid and other current assets	0.7	0.7
Currency forward contracts	Accrued liabilities	(3.4)	(11.5)
Interest rate swaps	Prepaid and other current assets	1.8	1.0
Interest rate swaps	Accrued liabilities	(0.8)	(0.2)

		Losses (Gains)
In millions	Statement of Operations Classification	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013
Derivatives not designated as hedging:
Currency forward contracts	Other, net	$7.5	$10.0
Interest rate swaps	Interest expense	8.8	8.8
Note hedges (see Note 4)	Gain on convertible notes derivatives	(299.8)	—
Conversion options (see Note 4)	Loss on convertible notes derivatives	316.4	—
Warrants (see Note 4)	Loss on convertible notes derivatives	435.2	—

To mitigate the risks associated with changes in foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing our net exposure. A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we also enter into transactions in other currencies, primarily the euro, the Japanese yen, the South African rand and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time, we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts. As of March 31, 2014 and December 31, 2013, these currency forward contracts had aggregate notional amounts of $452.4 million and $401.1 million, respectively, and are accounted for as economic hedges. There were no outstanding currency forward contracts designated as cash flow hedges as of March 31, 2014 or December 31, 2013.

During the second quarter of 2013, we entered into a cross currency swap with a notional amount of $185.8 million accounted for as a cash flow hedge. The amounts recorded to the condensed consolidated balance sheet, as provided in the table above, represent the fair value of the net amount that would settle on the balance sheet date if the swap was transferred to other third parties or canceled by us. The effective portion of this cash flow hedging instrument during the three month periods ended March 31, 2014 was recorded to accumulated other comprehensive income (loss) on the condensed consolidated balance sheet. No ineffectiveness was recognized during the three month period ended March 31, 2014.
As of March 31, 2014, we are party to five interest rate swap instruments that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution counterparties to the agreements pay us a floating interest rate. The amount recorded in the condensed consolidated balance sheet represents the estimated fair value of the net amount that we would settle on March 31, 2014, if the agreements were transferred to other third parties or cancelled by us. The effective portion of these cash flow hedges as of March 31, 2014 and December 31, 2013 were losses of $3.1 million and $2.4 million, respectively. These were recorded to accumulated other comprehensive income (loss). There was no material ineffectiveness recorded during the three months ended March 31, 2014 and 2013, respectively.
As of March 31, 2014, we are party to four interest rate swap instruments that are accounted for as economic hedges. These instruments are used to hedge floating rate debt and are not accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution counterparties to the agreements pay us a floating interest rate. The amount recorded in the condensed consolidated balance sheet represents the estimated fair value of the net amount that we would settle on March 31, 2014, if the agreements were transferred to other third parties or cancelled by us. Because these hedges are deemed economic hedges and not accounted for under hedge accounting, the changes in fair value are recorded to interest expense (income) within the condensed consolidated statement of operations.

As of March 31, 2014, we have upward amortizing interest rate swap agreements that are used as an economic hedge related to several consolidated solar energy system projects for which we own 8.2% of the project companies. These instruments are used to hedge floating rate debt with a construction loan availability of $200.0 million and are not designated as a cash flow hedge. Under the swap agreement, we pay the fixed rate and the counterparty to the agreement pays us a floating interest rate. The amount recorded in the condensed consolidated balance sheet, as provided in the table above, represents the estimated fair value of the net amount that we would settle on March 31, 2014 if the agreements were transferred to other third parties or cancelled by us. Because these agreements are designated as an economic hedge and not accounted for under hedge accounting, the changes in fair value are recorded to interest expense (income) within the condensed consolidated statement of operations. During the three month periods ended March 31, 2014, we recorded $1.6 million to interest expense for fair value adjustments. These amounts are reduced in the condensed consolidated statement of operations by $1.5 million million attributable to a non-controlling interest representing the 91.8% of the project companies we do not own. We also have an upward amortizing interest rate swap agreement that is designated as a cash flow hedge related to a solar energy system project. This instrument is used to hedge floating rate debt with a construction loan availability of $185.8 million. The changes in fair value are recorded to accumulated other comprehensive income (loss) on the condensed consolidated balance sheets, as provided in the table above, with any ineffectiveness recorded in the condensed consolidated statement of operations. No such ineffectiveness was recognized during the three month period ended March 31, 2014.
In connection with the senior convertible notes issued in December, 2013 as discussed in Note 4, we entered into privately negotiated convertible note hedge and warrant transactions. Assuming full performance by the counterparties, these instruments are designed to effectively reduce our potential payout over the principal amount on the senior convertible notes upon conversion. Refer to Note 4 for additional information.

7. FAIR VALUE MEASUREMENTS

The following table summarizes the financial instruments measured at fair value on a recurring basis as classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

	As of March 31, 2014				As of December 31, 2013
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap assets	$—	$1.8	$—	$1.8	$—	$2.6	$—	$2.6
Interest rate swap liabilities	—	(3.9)	—	(3.9)	—	(2.6)	—	(2.6)
Currency forward contract assets	0.7	—	—	0.7	0.7	—	—	0.7
Currency forward contract liabilities	(3.4)	—	—	(3.4)	(11.5)	—	—	(11.5)
Cross currency swaps asset (liabilities)	—	1.0	—	1.0	—	(2.4)	—	(2.4)
Note hedge derivative asset (see Note 4)	—	814.6	—	814.6	—	514.8	—	514.8
Conversion option derivative liability (see Note 4)	—	(822.9)	—	(822.9)	—	(506.5)	—	(506.5)
Warrant derivative liability (see Note 4)	—	(705.7)	—	(705.7)	—	(270.5)	—	(270.5)
Contingent consideration liabilities	—	—	(31.6)	(31.6)	—	—	(35.2)	(35.2)
Total	$(2.7)	$(715.1)	$(31.6)	$(749.4)	$(10.8)	$(264.6)	$(35.2)	$(310.6)

There were no transfers into or out of Level 1, Level 2 or Level 3 financial instruments during the three month periods ended March 31, 2014.

The following table summarizes changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the three months ended March 31, 2013 and 2014:

In millions	Contingent Consideration Related to Acquisitions
Balance, December 31, 2012	$(24.9)
Total unrealized losses included in earnings (1)	0.3
Balance, March 31, 2013	$(24.6)
Balance December 31 2013	$(35.2)
Total unrealized losses included in earnings (1)	(0.4)
Payments of contingent consideration	4.0
Balance, March 31, 2014	$(31.6)
The amount of total losses for the three months ended March 31, 2013 included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$0.3
The amount of total losses for the three months ended March 31, 2014 included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(0.4)
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

The following table presents the carrying amount and estimated fair value of our outstanding short-term debt, long-term debt and capital lease obligations as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014		As of December 31, 2013
In millions	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Total debt and capital lease obligations	$3,942.8	$3,880.9	$3,576.2	$2,681.2

__________________________

(1)
Fair value of our debt, excluding our 2018 and 2021 Notes, is calculated using a discounted cash flow model with consideration for our non-performance risk (Level 3 assumptions). The estimated fair value of our 2018 and 2021 Notes were based on broker quotations (Level 1). The estimated fair value of our solar energy system debt related to sale-leasebacks is significantly lower than the carrying value of such debt because the fair value estimate is based on the fair value of our fixed lease payments over the term of the leases (Level 3 assumptions). Under real estate accounting, this debt is recorded as a financing obligation, and substantially all of our lease payments are recorded as interest expense with little to no reduction in our debt balance over the term of the lease. As a result, our outstanding sale-leaseback debt obligations will generally result in a one-time gain recognition at the end of the leases for the full amount of the debt. The timing difference between expense and gain recognition will result in increased expense during the term of the leases with a significant book gain at the end of the lease.

8. LOSS PER SHARE

For the three month periods ended March 31, 2014 and 2013, basic and diluted loss per share (“EPS”) were calculated as follows:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to SunEdison stockholders	$(613.6)	$(613.6)	$(89.4)	$(89.4)
Adjustment for net income attributable to redeemable interest holder	(3.2)	(3.2)	—	—
Adjustment of redeemable noncontrolling interest	—	—	(2.4)	(2.4)
Adjusted net loss to SunEdison stockholders	$(616.8)	$(616.8)	$(91.8)	$(91.8)

EPS Denominator:
Weighted-average shares outstanding	267.1	267.1	231.3	231.3
Loss per share	$(2.31)	$(2.31)	$(0.40)	$(0.40)

For the three months ended March 31, 2014 and 2013, the numerator of the EPS calculation included the amount recorded to adjust a redeemable noncontrolling interest balance to redemption value.  For the three months ended March 31, 2014, the numerator of the EPS calculation was reduced by the holder’s share of the net income of the subsidiaries as a result of the Share Sale Agreement entered into with the noncontrolling interest holder. Similar adjustments will be required through October 15, 2014, when we will have repurchased all of the holder’s shares.

Weighted-average shares outstanding for the three month period ended March 31, 2014 includes the impact of the issuance of 34,500,000 shares of common stock on September 18, 2013 in a registered public offering.

For the three months ended March 31, 2014 and 2013, all options to purchase our stock and restricted stock units were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the respective periods. The conversion option and Warrants associated with the convertible senior notes (see Note 4) will have no impact on EPS until classified in stockholders' equity and unless the impact is dilutive.

9. STOCKHOLDERS' (DEFICIT) EQUITY

The following table presents the change in total stockholders' (deficit) equity for the three month period ended March 31, 2014:

In millions	SunEdison Stockholders’ (Deficit) Equity		Noncontrolling Interests		Total
Balance, January 1, 2014	$232.2		$109.0		$341.2
Net loss	(613.6)		(2.4)		(616.0)
Translation adjustment, net	1.3		(0.1)		1.2
Acquired noncontrolling interests	—		3.1		3.1
Other comprehensive loss, net of tax	10.1		—		10.1
Stock plans, net	13.9		—		13.9
Net contributions from noncontrolling interests	—		10.0		10.0
Balance, March 31, 2014	$(356.1)	—	$119.6	—	$(236.5)

Stock-Based Compensation

We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors and consultants. During the second quarter of 2013, 16.5 million shares were registered for issuance under our equity incentive plan pursuant to a plan amendment approved by our stockholders at our annual stockholders' meeting. In September 2013, 5.6 million of these registered shares were issued in connection with a registered public offering. As of March 31, 2014, there were 5.7 million shares remaining available for future grant under these plans.

The following table presents information regarding outstanding stock options as of March 31, 2014 and changes during the three month period then ended:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	23,742,764	$6.64
Granted	67,500	14.76
Exercised	(590,242)	8.91
Forfeited	(729,680)	7.25
Expired	(13,939)	8.19
Outstanding at March 31, 2014	22,476,403	$6.57	$282.3	8
Options exercisable at March 31, 2014	4,397,832	$12.79	$34.8	6

The weighted-average grant-date fair value per share of options granted was $7.39 and $2.23 for the three month periods ended March 31, 2014 and 2013, respectively.

The following table presents information regarding outstanding restricted stock units as of March 31, 2014 and changes during the three month period then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	4,038,782
Granted	479,900
Converted	(73,682)
Forfeited	(90,761)
Outstanding at March 31, 2014	4,354,239	$79.8	1

The weighted-average fair value of restricted stock units per share on the date of grant was $15.03 and $4.55 for the three month periods ended March 31, 2014 and 2013, respectively.

In connection with the formation of Yieldco, certain employees of ours who will perform services for Yieldco were granted equity incentive awards under the SunEdison Yieldco, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan (the “Yieldco 2014 Incentive Plan”) in the form of restricted shares of Yieldco. These awards have a total valuation of $3.8 million, with some awards vesting ratably over three years from the grant date, while others vest on a schedule that is conditioned upon the completion of the initial public offering. An immaterial amount of expense was recognized during the three months ended March 31, 2014 related to these awards.

Stock-based compensation expense for the three month periods ended March 31, 2014 and 2013 was $8.6 million and $7.2 million, respectively.

10. COMPREHENSIVE LOSS

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive loss includes foreign currency translations, gains (losses) on available-for-sale securities, gains (losses) on hedging instruments and pension adjustments.

The following tables present the changes in each component of accumulated other comprehensive loss, net of tax:

In millions	Foreign Currency Items (1)	Available-for-sale Securities	Hedging Activities	Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2012	$32.3	$(7.6)	$(4.3)	$(60.2)	$(39.8)
Other comprehensive income (loss)before reclassifications	(33.1)	(0.6)	0.6	—	(33.1)
Amounts reclassified from accumulated other comprehensive loss	—	—	—	—	—
Net current-period other comprehensive income (loss)	(33.1)	(0.6)	0.6	—	(33.1)
Balance, March 31, 2013	$(0.8)	$(8.2)	$(3.7)	$(60.2)	$(72.9)

In millions	Foreign Currency Items (1)	Hedging Activities	Pension Plans	Accumulated Other Comprehensive Loss
Balance, December 31, 2013	$(20.0)	$(12.4)	$(27.6)	$(60.0)
Other comprehensive income before reclassifications	1.3	9.4	0.8	11.5
Amounts reclassified from accumulated other comprehensive loss	—	—	(0.1)	(0.1)
Net current-period other comprehensive income	1.3	9.4	0.7	11.4
Balance, March 31, 2014	$(18.7)	$(3.0)	$(26.9)	$(48.6)
__________________________

(1)	Excludes foreign currency adjustments as it relates to noncontrolling interests. Refer to the condensed consolidated statements of comprehensive loss.

Amounts reclassified from accumulated other comprehensive loss related to pension plans for amortization of prior service costs and net actuarial loss are classified in marketing and administration expense in the condensed consolidated statements of operations.

11. INCOME TAXES

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

The process for calculating income tax expense (benefit) includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The income tax expense in the three month period ended March 31, 2014 is associated with the result of the worldwide operational earnings mix at various rates. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and the expected impact of tax planning strategies. Our total deferred tax assets, net of valuation allowance, as of March 31, 2014 and December 31, 2013, were $68.8 million and $65.7 million, respectively. We believe that it is more likely than not, based on our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets which have not been offset by a valuation allowance at March 31, 2014.

We are subject to income taxes in the United States and numerous foreign jurisdictions. From time to time, we are subject to income tax audits in these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total accrual for uncertain tax positions as of March 31, 2014 of $17.1 million was unchanged from December 31, 2013.

The undistributed earnings of a substantial number of our foreign subsidiaries are not expected to be remitted to the U.S. parent corporation in the foreseeable future. The impact of the undistributed earnings that are currently expected to be remitted to the U.S. parent corporate in the foreseeable future is not material to the consolidated financial statements and would be fully offset by valuation allowances. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Of our cash and cash equivalents and cash committed for construction projects as of March 31, 2014, $328.0 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects.

We are currently under examination by the IRS for the 2011 and 2012 tax years. We are also under examination by certain foreign tax jurisdictions. We believe it is reasonably possible that some portions of these examinations could be completed within the next twelve months and have currently recorded amounts in the financial statements that are reflective of the current status of these examinations.

12. VARIABLE INTEREST ENTITIES

Twelve VIEs in solar energy related entities were consolidated as of March 31, 2014. The carrying amounts and classification of our consolidated VIEs' assets and liabilities included in our condensed consolidated balance sheet are as follows:

In millions	As of March 31, 2014	As of December 31, 2013
Current assets	$325.5	$274.1
Noncurrent assets	245.9	167.2
Total assets	$571.4	$441.3
Current liabilities	$17.2	$22.0
Noncurrent liabilities	359.9	275.4
Total liabilities	$377.1	$297.4

The amounts shown in the table above exclude intercompany balances, which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources. There are two material consolidated VIEs for which we determined we were not the primary beneficiary.

13. REVENUE AND PROFIT DEFERRALS

Deferred revenue consists of the following:

In millions	As of March 31, 2014	As of December 31, 2013
Deferred revenue:
Short-term profit deferrals	$112.5	$154.7
Long-term profit deferrals	100.3	68.9
Deferred subsidy revenue	21.3	21.1
Total deferred revenue	$234.1	$244.7

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

14. COMMITMENTS AND CONTINGENCIES

Samsung Fine Chemicals Joint Venture

In February 2011, we entered into an equity method joint venture with Samsung Fine Chemicals Co. Ltd. (the "SMP JV") for the construction and operation of a new facility to produce high purity polysilicon in Ulsan, South Korea. The SMP JV will manufacture and supply polysilicon to us and to international markets. Our current ownership interest in the joint venture is 50% and Samsung Fine Chemicals Co. Ltd. currently owns the other 50%. Further developments regarding the SMP JV are discussed in Note 16.

In September 2011, we executed a Supply and License Agreement with the SMP JV under which we will license and sell to the joint venture certain technology and related equipment used for producing polysilicon. Throughout 2013, we received proceeds under the Supply and License Agreement based on certain milestones we achieved throughout the construction, installation and testing of the equipment, which we expect to continue through the second half of 2014. Proceeds received from the SMP JV under the Supply and License Agreement will be recorded as a reduction in our basis in the SMP JV investment and to the extent that our basis in the investment is zero, the remaining proceeds received will be recorded as a long-term liability.

During the quarter ended March 31, 2014, under the Supply and License Agreement we made total equity contributions of $17.0 million. Since inception of the SMP JV, the proceeds received have exceeded our investment, and we recorded this as a reduction in our equity investment balance with the excess of $18.8 million recorded in long-term customer and other deposits. The cash received is recorded as an investing inflow within the condensed consolidated statement of cash flows. Our total cash commitments, inclusive of the $133.2 million invested thus far, are expected to be $183.8 million through 2014. We expect our remaining cash commitments to be substantially offset by proceeds received under the Supply and License Agreement.

Purchase Obligations

We maintain long-term agreements with multiple suppliers in connection with the purchase of certain raw materials and long-term agreements with multiple subcontractors to manufacture solar wafers for us.

As part of our 2011 Global Plan, we provided notice to several of our vendors with whom we had long-term supply contracts that we would no longer be fulfilling our purchase obligations. In connection with the restructuring, we recorded significant restructuring liabilities associated with the estimated settlements arising from these actions based on management's best estimates of the ultimate outcome of these contract resolutions at that time. As of March 31, 2014, we have recorded total liabilities of $34.9 million associated with the estimated settlements arising from these purchase obligations with multiple vendors, $3.6 million of which is recorded to short-term accrued liabilities and $31.3 million is recorded as long-term other liabilities in our condensed consolidated balance sheet. The amount accrued as of March 31, 2014 represents our best estimate of the probable amounts to settle all of our purchase obligations based on presently known information, which involve the use of assumptions requiring significant judgment. We estimate the range of reasonably possible losses to be up to $163.4 million, inclusive of the Wacker claims as discussed below in the legal proceedings section. These estimates include the contractual terms of the agreements, including whether or not there are fixed volumes and/or fixed prices. In addition, under certain contracts, the counterparty may have a contractual obligation to sell the materials to mitigate their losses. We also included in our estimate of losses consideration around whether we believe the obligation will be settled through arbitration, litigation or commercially viable alternative resolutions or settlements. We intend to vigorously defend ourselves against any arbitration or litigation. Due to the inherent uncertainties of arbitration and litigation, we cannot predict the ultimate outcome or resolution of such actions. The actual amounts ultimately settled with these vendors could vary significantly, which could have a material adverse impact on our business, results of operations and financial condition.

Contingent Consideration

As of March 31, 2014, liabilities for contingent consideration were recorded and are outstanding in connection with acquisitions. The liability recognized under these arrangements was $31.6 million as of March 31, 2014, representing the estimated fair value of these obligations. Of the $31.6 million liability, $11.3 million is recorded in accrued liabilities and

$20.3 million is recorded as a long-term liability in other liabilities. The aggregate maximum payouts which could occur under these arrangements is $59.7 million in the form of cash and equity. Any future revisions to the fair value of the contingent consideration associated with business combinations outside of the measurement period, which could be material, will be recorded to the condensed consolidated statement of operations.

Indemnifications

We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of March 31, 2014.

We generally warrant the operation of our solar energy systems for a period of time. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of historical material warranty claims and expected future claims, we have recorded an immaterial warranty accrual related to solar energy systems as of March 31, 2014. We may also indemnify our customers for tax credits and feed in tariffs associated with the systems we construct and then sell, including sale leasebacks. During the three month period ended March 31, 2014, the additional payments, net of recoveries, under the terms of the lease agreements to indemnify our sale leaseback customers for shortfalls in amounts approved by the U.S. Treasury Department related to Grant in Lieu program tax credits were not material. We are working with our sale leaseback customers and the U.S. Treasury Department to recover these shortfalls. Based on current information, we are unable to estimate additional exposures to the indemnification of tax credits and feed in tariffs.

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

Jerry Jones v. SunEdison, Inc., et al.

On December 26, 2008, a putative class action lawsuit was filed in the U.S. District Court for the Eastern District of Missouri by plaintiff, Jerry Jones, purportedly on behalf of all participants in and beneficiaries of SunEdison's 401(k) Savings Plan (the "Plan") between September 4, 2007 and December 26, 2008, inclusive. The complaint asserted claims against SunEdison and certain of its directors, employees and/or other unnamed fiduciaries of the Plan. The complaint alleged that the defendants breached certain fiduciary duties owed under the Employee Retirement Income Security Act, generally asserting that the defendants failed to make full disclosure to the Plan's participants of the risks of investing in SunEdison's stock and that the company's stock should not have been made available as an investment alternative in the Plan. The complaint also alleged that SunEdison failed to disclose certain material facts regarding SunEdison's operations and performance, which had the effect of artificially inflating SunEdison's stock price.

On June 1, 2009, an amended class action complaint was filed by Mr. Jones and another purported participant of the Plan, Manuel Acosta, which raised substantially the same claims and was based on substantially the same allegations as the original complaint. However, the amended complaint changed the period of time covered by the action, purporting to be brought on behalf of beneficiaries of and/or participants in the Plan from June 13, 2008 through the present, inclusive. The amended complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in SunEdison's stock, equitable relief and an award of attorney's fees. No class has been certified and discovery has not begun. The company and the named directors and employees filed a motion to dismiss the complaint, which was fully briefed by the parties as of October 9, 2009. The parties each subsequently filed notices of supplemental authority and corresponding responses. On March 17, 2010, the court denied the motion to dismiss. The SunEdison defendants filed a motion for reconsideration or, in the alternative, certification for interlocutory appeal, which was fully briefed by the parties as of June 16, 2010. The parties each subsequently filed notices of supplemental authority and corresponding responses. On October 18, 2010, the court granted the SunEdison defendants' motion for reconsideration, vacated its order denying the SunEdison defendants' motion to dismiss, and stated that it would revisit the issues raised in the motion to dismiss after the parties supplement their arguments. Both parties filed briefs supplementing their arguments on November 1, 2010. On June 28, 2011, Mr. Jones filed a notice of voluntary withdrawal from the action. On June 29, 2011, the court entered an order withdrawing Mr. Jones as one of the plaintiffs in this action. The parties each have continued to file additional notices of supplemental authority and responses thereto. On September 27, 2012, the SunEdison defendants moved for oral argument on their pending motion to dismiss, and Mr. Acosta joined in the SunEdison defendants' motion for oral argument on October 9, 2012.  On March 24, 2014, the court granted our motion to dismiss. but the plaintiffs filed, and the court in April 2014 granted, a motion to stay entry of final judgment pending a Supreme Court decision in a case that could have implications in this matter.

Wacker Chemie AG v. SunEdison, Inc.

On December 20, 2012, Wacker Chemie AG (“Wacker”) filed a notice of arbitration with the Swiss Chambers’ Arbitration Institution (the “SCAI”) against the company, requesting the resolution of a dispute arising from two agreements and a subsequent settlement agreement entered into between Wacker and the company. Following a hearing before the Arbitral Tribunal where procedural matters were established by the SCAI pursuant to the parties’ agreement, on September 27, 2013, Wacker filed a complete statement of claim. In the statement of claim, Wacker alleges that we failed to comply with its contractual obligations, in particular that we failed to take or pay for certain quantities of polycrystalline silicon as required under the settlement agreement. Wacker claims a payment of 22.8 million euro plus interest for the payment of outstanding invoices and an amount of 68.6 million euro for damages it claims as a result of the alleged breach by the company through August 2013, and an amount of approximately 23.6 million euro (yet to be determined) for damages it claims as a result of the alleged breach by the company for the months of September, October, November and December 2013, plus interest thereon. These amounts are included in the estimated range of reasonably possible losses as discussed above in the purchase obligations section. We filed our statement of defense on January 10, 2014. Wacker filed its Statement of Reply and Answer to Counterclaim on April 11, 2014.  We will file our Rejoinder and Reply on Counterclaim on June 27, 2014.  The hearing is scheduled for October 2014 with a simultaneous post-hearing briefing to follow. We intend to vigorously defend this action.

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

15. REPORTABLE SEGMENTS

We are organized by end market, with two business segments: Semiconductor Materials and Solar Energy. Our Solar Energy segment provides solar energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market for our customers. Our Solar Energy segment also manufactures polysilicon, silicon wafers and solar modules to support our downstream solar business, as well as for sale to external customers as market conditions dictate. Our Semiconductor Materials segment includes the development, production and marketing of semiconductor silicon wafers as the base material for the production of semiconductor devices.

Effective January 1, 2014, in connection with the previously announced plan to divest a minority ownership of a newly formed company to be known as SunEdison Semiconductor, Ltd. ("SSL"), a wholly-owned subsidiary of SunEdison, Inc. created to own our Semiconductor Materials business, through an initial public offering (the "Semiconductor Offering"), we made the following changes in our internal financial reporting in order to align our reporting with the organizational and management structure established to manage the Semiconductor Materials segment as a standalone SEC registrant:

•
Reclassification of certain corporate costs and expenses. Prior to January 1, 2014, costs and expenses related to certain research and development and marketing activities were not allocated to the Solar Energy or Semiconductor Materials segments. These costs, as well as general corporate marketing and administrative costs, substantially all of our stock compensation expense, research and development administration costs, legal professional services and related costs, and other items were not directly attributable nor evaluated by segment and thus were included in a

"Corporate and other" caption in our disclosures of financial information by reportable segment. Effective January 1, 2014, these costs and expenses have been specifically identified with the Solar Energy or Semiconductor Materials segments, and our internal financial reporting structure has been revised to reflect the results of the Solar Energy and Semiconductor Materials on this basis.

•
Reclassification of the results for the company's polysilicon operations in Merano, Italy from the Solar Energy segment to the Semiconductor Materials segment. Prior to January 1, 2014, the Merano polysilicon operations were included in the results of the Solar Energy segment. Upon the effective date of the Semiconductor Offering, the Merano polysilicon operations will be transferred to the Semiconductor Materials segment. Thus, effective January 1, 2014, the Merano polysilicon operations have been managed by the management of the Semiconductor Materials segment, and the results of the Merano polysilicon operations have been reported on this basis in our internal financial reporting.

As a result of these changes to our internal financial reporting structure, we determined that such changes should also be reflected in the reportable segments data disclosed in our consolidated financial statements, in accordance with FASB ASC Topic 280, Segment Reporting. The following information has been presented on this basis for all periods presented.

	Three Months Ended March 31,
In millions	2014	2013
Net sales:
Solar Energy	$340.4	$211.2
Semiconductor Materials	206.1	232.4
Consolidated net sales	$546.5	$443.6
Operating income (loss):
Solar Energy	$(61.2)	$(28.7)
Semiconductor Materials	(16.9)	(4.8)
Consolidated operating loss	$(78.1)	$(33.5)
Interest expense:
Solar Energy	$67.4	$47.3
Semiconductor Materials	0.2	0.2
Consolidated interest expense	$67.6	$47.5
Depreciation and amortization:
Solar Energy	$33.7	$31.5
Semiconductor Materials	28.3	29.3
Consolidated depreciation and amortization	$62.0	$60.8
Capital expenditures:
Solar Energy (1)	$326.9	$47.6
Semiconductor Materials	19.6	30.6
Consolidated capital expenditures	$346.5	$78.2
__________________________

(1)	Includes construction of solar energy systems of $326.4 million and $47.4 million in the three month periods ended March 31, 2014 and 2013, respectively.

All Segments

Segment operating loss for the three month period ended March 31, 2013 reflects a change in the average effective intercompany selling price for polysilicon supplied by the Solar Energy segment to the Semiconductor Materials segment from $55 per kilogram to $30 per kilogram which was effective January 1, 2014.

Solar Energy

During the three month period ended March 31, 2013, we recognized revenue of $25.0 million as a result of the amendment of the Tainergy long-term solar wafer supply agreement. There was no such revenue in the three month period ended March 31, 2014. See Note 13.

16. PROPOSED INITIAL PUBLIC OFFERING OF SEMICONDUCTOR BUSINESS

On August 22, 2013, we announced our plan to pursue an initial public offering of our semiconductor business through a newly formed company to be known as SunEdison Semiconductor, Ltd. ("SSL"), and in connection therewith, filed a registration statement with respect to such proposed Semiconductor Offering with the SEC on September 9, 2013, with subsequent amendments filed on November 1, 2013, December 17, 2013, March 4, 2014, March 21, 2014, April 15, 2014, and April 22, 2014. We plan to sell a minority ownership interest in the semiconductor business to the public. We have deferred all incremental costs directly attributable to the Semiconductor Offering and will charge those costs against the gross proceeds of the offering as a reduction of SSL's additional paid-in capital. Any incremental costs not directly attributable to the Semiconductor Offering will be expensed as incurred. The incremental costs are not material to our financial statements.

The completion of the proposed Semiconductor Offering is subject to market conditions, certain customary conditions, including approval by our Board of Directors of the final terms of the offering, receipt of all regulatory approvals, including the effectiveness of the registration statement originally filed with the SEC on September 9, 2013, including any subsequent amendments.

In conjunction with the Semiconductor Offering, Samsung Fine Chemicals Co., Ltd. ("SFCC") and Samsung Electronics Co., Ltd. ("SECL") have agreed to purchase a certain amount of SSL's ordinary shares in the Semiconductor Offering at a price per share equal to the public offering price. SECL is one of SSL's customers and the owner of a noncontrolling interest in MEMC Korea Company (“MKC”). As consideration for the issuance of these ordinary shares, (i) SFCC will make an aggregate cash investment in SSL of $100.0 million and (ii) SECL will transfer to SSL its 20% interest in MKC, at which time SSL will obtain a 100% interest in MKC. These transactions will close concurrently with, and are conditional upon, the completion of the Semiconductor Offering.

Additionally, SunEdison agreed to acquire an additional 35% interest in SMP JV (of the previous 50% interest held by SFCC) for a cash purchase price of 140 billion South Korean won (approximately $130.0 million based on exchange rates as of March 31, 2014), subject to increase based on construction costs to complete the SMP JV's polysilicon manufacturing facility, as calculated prior to the closing of the Semiconductor Offering. Prior to the completion of the Semiconductor Offering, SunEdison will contribute this 35% interest in SMP JV to SSL. As a result, on a consolidated basis, SunEdison will own a 85% interest in the SMP JV, and thus will consolidate its results.

17. PROPOSED INITIAL PUBLIC OFFERING OF SUNEDISON YIELDCO INC.

On December 12, 2013, we announced our plan to monetize certain of our solar generation assets by aggregating them under a dividend growth-oriented subsidiary ("SunEdison Yieldco") and divesting an interest in SunEdison Yieldco through an initial public offering (the "proposed SunEdison Yieldco IPO"). SunEdison Yieldco would primarily own assets located in North America, as well as projects in the United Kingdom and Chile. We expect that we would retain majority ownership of SunEdison Yieldco, and would provide specified support services to SunEdison Yieldco, for a fee. We submitted on a confidential basis a registration statement on February 14, 2014 with the SEC with respect to the proposed SunEdison Yieldco IPO.

The completion of the proposed SunEdison Yieldco IPO and related transactions are subject to numerous conditions, including market conditions, approval by our Board of Directors of the terms of the proposed SunEdison Yieldco IPO and receipt of all regulatory approvals, including the effectiveness of the registration statement that has been submitted to the SEC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of SunEdison, Inc. included herein.

OVERVIEW

SunEdison is a major developer and seller of photovoltaic energy solutions and a global leader in the development, manufacture and sale of silicon wafers to the semiconductor industry. We are one of the world’s leading developers of solar energy projects and, we believe, one of the most geographically diverse. Our technology leadership in silicon and downstream solar are enabling us to expand our customer base and lower our costs throughout the silicon supply chain.

On August 22, 2013, we announced our plan to pursue an initial public offering (the “Semiconductor Offering”) of our semiconductor business through a newly formed company to be known as SunEdison Semiconductor, Ltd. ("SSL"), and in connection therewith, filed a registration statement with respect to such proposed Semiconductor Offering with the SEC on September 9, 2013. We plan to sell a minority ownership interest in the semiconductor business to the public. The completion of the proposed Semiconductor Offering is subject to market conditions and a final decision regarding the amount of interest to be sold to the public at the time of the offering will be determined by our Board of Directors at a date to be determined. We believe this structure will allow each independent company to pursue its own strategies, focus on its key markets and customers, optimize its capital structure and enhance its access to capital in the future.

On December 12, 2013, we announced our plan to monetize certain of our solar generation assets by aggregating them under a dividend growth-oriented subsidiary ("SunEdison Yieldco") and divesting an interest in SunEdison Yieldco through an initial public offering (the "proposed SunEdison Yieldco IPO"). SunEdison Yieldco would primarily own assets located in North America, as well as projects in the United Kingdom and Chile. We expect that we would retain majority ownership of SunEdison Yieldco, and would provide specified support services to SunEdison Yieldco, for a fee. We submitted on a confidential basis a registration statement on February 14, 2014 with the SEC with respect to the proposed SunEdison Yieldco IPO. Completion of the proposed SunEdison Yieldco IPO and related transactions are subject to numerous conditions, including market conditions, approval by our Board of Directors of the terms of the proposed SunEdison Yieldco IPO and receipt of all regulatory approvals, including the effectiveness of the registration statement that has been submitted to the SEC.

During the first quarter of 2014, we continued execution of a strategic plan for the ongoing operation of our businesses designed to continue to improve our performance and address the challenges within our industries. Our business strategy is designed to address the most significant opportunities and challenges facing the company, including:

•
Managing cash flow and mitigating liquidity risks in consideration of our plan to retain more solar energy projects on our balance sheet by evaluating the level of committed financing prior to commencement of solar project construction and managing the timing of expenditures for the construction of solar energy systems as compared to receipts from final sale or financing;

•	Optimizing solar project pipeline development and achieving future growth in solar systems sales globally and across all platforms; and

•	Focusing on semiconductor operating cash flows and further streamlining those operations.

Effective January 1, 2014, in connection with the Semiconductor Offering, we made the following changes in our internal financial reporting in order to align our reporting with the organizational and management structure established to manage the Semiconductor Materials segment as a standalone SEC registrant:

•
Reclassification of certain corporate costs and expenses. Prior to January 1, 2014, costs and expenses related to certain research and development and marketing activities were not allocated to the Solar Energy or Semiconductor Materials segments. These costs, as well as general corporate marketing and administrative costs, substantially all of our stock compensation expense, research and development administration costs, legal professional services and related costs, and other items were not directly attributable nor evaluated by segment and thus were included in a "Corporate and other" caption in our disclosures of financial information by reportable segment. Effective January 1, 2014, these costs and expenses have been specifically identified with the Solar Energy or Semiconductor Materials segments, and our internal financial reporting structure has been revised to reflect the results of the Solar Energy and Semiconductor Materials on this basis.

•
Reclassification of the results for the company's polysilicon operations in Merano, Italy from the Solar Energy segment to the Semiconductor Materials segment. Prior to January 1, 2014, the Merano polysilicon operations were included in the results of the Solar Energy segment. Upon the effective date of the Semiconductor Offering, the Merano polysilicon operations will be transferred to the Semiconductor Materials segment. Thus, effective January 1, 2014, the Merano polysilicon operations have been managed by the management of the Semiconductor Materials segment, and the results of the Merano polysilicon operations have been reported on this basis in our internal financial reporting.

As a result of these changes to our internal financial reporting structure, we determined that such changes should also be reflected in the reportable segments data disclosed in our consolidated financial statements, in accordance with FASB ASC Topic 280, Segment Reporting.

Solar Energy Segment

During the three month period ended March 31, 2014, revenues were recognized for direct sales of solar energy systems on 12 projects and other solar products totaling 78 megawatts ("MW"). Additionally, during the 2014 first quarter, 74 MW of additional projects were constructed and held on the balance sheet. We currently have 463 MW of solar projects under construction compared to 504 MW as of December 31, 2013. While a large portion of our projects currently under construction are predominately in North America, our geographic mix also includes projects under construction in South Africa, the U.K., Canada, South America and Asia. We continue to evaluate project development opportunities globally. We have project pipeline of approximately 3.6 gigawatts ("GW") as of March 31, 2014, representing a 0.2 GW increase from the 3.4 GW of project pipeline as of December 31, 2013.

Semiconductor Materials Segment

Net sales and gross margin in our Semiconductor Materials segment decreased slightly in the first quarter of 2014 as compared to the same period in 2013 primarily due to average selling price declines. Market conditions remain challenging and as a result margins were negatively impacted by pricing pressures. This is a result of the competitive landscape and overcapacity in the industry. Since the first quarter of 2012, we have been realizing the benefits of our improved productivity through the ramp up of our Ipoh, Malaysia facility and the 2011 Global Plan, which has partially offset the effects of declines in average selling prices. We generated positive operating cash flows for the first quarter of 2014.

RESULTS OF OPERATIONS

Net sales by segment for the three month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31
Net Sales	2014	2013
Dollars in millions
Solar energy	$340.4	$211.2
Semiconductor materials	206.1	232.4
Total net sales	$546.5	$443.6

Solar Energy Segment Net Sales

Solar energy system sales totaled 78 MW for the three months ended March 31, 2014 compared to 43 MW for the same period in 2013 while average selling prices decreased due to an unfavorable project mix. This change in mix resulted in an average selling price decrease of $0.31 per watt for the three months ended March 31, 2014 as compared to the same period in 2013. For the three months ended March 31, 2014, one of our solar energy system sales was a less than fully developed system, which resulted in a lower selling price for the system. With the exception of the sale of this less than fully developed system, our average selling price was higher for the three months ended March 31, 2014 as compared to the comparable period of the prior year by $0.16 per watt. Solar energy systems revenue per watt related to engineering, procurement and construction ("EPC") systems and less than fully developed systems are generally lower than fully developed solar system project sales per watt because we are not directly involved in every phase of the solar energy system design, financing and development. We currently have 463 MW of solar projects under construction compared to 504 MW as of December 31, 2013.

Net sales for the three month periods ended March 31, 2014 also included revenues of $41.3 million from energy production for all solar energy projects as compared to $28.8 million in the three month periods ended March 31, 2013, respectively.

Revenue from energy production, excluding expiring governmental subsidies, is expected to increase in the future as we continue to retain solar energy projects.

Net sales for the three month periods ended March 31, 2013 include $25.0 million related to revenue recognized as part of the amendment of the long-term solar wafer supply contract with Tainergy (see Note 13 to the condensed consolidated financial statements). There were no similar transactions for the three month period ended March 31, 2014.

Solar Energy segment net sales do not include financing sale-leasebacks with executed contract sales values of $22.5 million in the three months ended March 31, 2014, because these transactions resulted in the retention of assets on our balance sheet along with the related non-recourse debt. Sales contract values of financing sale-leasebacks were $17.2 million in the three month periods ended March 31, 2013. See "Revenue Recognition" contained in Note 2, "Summary of Significant Accounting Policies," within our 2013 Annual Report on Form 10-K.

Semiconductor Materials Segment Net Sales

Semiconductor materials net sales decreased for the three months ended March 31, 2014 compared to the prior year primarily due to semiconductor wafer price decreases totaling $20.2 million driven by softness in the semiconductor industry. Net sales were also adversely impacted by decreases in volumes and a less favorable product mix in an aggregate amount of $7.4 million, with the remaining decrease attributable to changes in intermediate byproducts sales. Average selling price decreases occurred primarily with 300mm semiconductor wafers due to a competitive market environment. The average selling prices of our wafers for the three months ended March 31, 2014 were approximately 10% lower than the average selling prices for the same period in 2013.

Cost of goods sold, gross profit and gross margin for the three month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31
Gross Profit	2014	2013
Dollars in millions
Cost of goods sold	$499.3	$393.9
Gross profit	47.2	49.7
Gross margin percentage	8.6%	11.2%

The Solar Energy segment gross margin for the three months ended March 31, 2014 was lower than the gross margin for the same period in 2013, due primarily to the $25.0 million of revenue recognized on the Tainergy contract amendment during the first quarter of 2013. Additionally, $14.3 million of revenue was recognized from profit deferrals for power guarantees that expired during the three month period ended March 31, 2014. For the three month periods ended March 31, 2013, revenue recognized from profit deferrals for power guarantees that expired was $8.3 million.

For the three month period ended March 31, 2014, gross profit was negatively impacted by construction costs incurred in excess of cash received of $4.0 million for our executed sale-leasebacks, the margin for which will be recognized at the end of the leases. For the three month period ended March 31, 2013, we received cash in excess of our system construction costs of $2.6 million for our executed sale-leasebacks, the margin for which will be recognized at the end of the leases.

Semiconductor materials gross profit decreased for the three months ended March 31, 2014 compared to the prior year period primarily due to lower average selling prices for our wafers, decreases in volume and a less favorable product mix, offset in part by improved operational efficiencies, continued focus on manufacturing cost reductions and lower polysilicon costs.

Marketing and administration costs for the three month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31
Marketing and Administration	2014	2013
Dollars in millions
Marketing and administration	$109.8	$70.3
As a percentage of net sales	20.1%	15.8%

The increase in marketing and administration expenses for the three month period ended March 31, 2014 relative to the three month period ended March 31, 2013 was attributable to increases in staffing and certain expenses and non-capitalizable costs incurred in connection with the Semiconductor Offering, the Yieldco Offering, and other growth initiatives. Additional costs were also incurred as a result of our decision to retain rather than sell certain solar energy systems.

Research and development ("R&D") costs for the three month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31
Research and Development	2014	2013
Dollars in millions
Research and development	$12.9	$17.4
As a percentage of net sales	2.4%	3.9%

R&D costs consist mainly of product and process development efforts to increase our capabilities in each of our business units. Overall spend on R&D was lower during the three months ended March 31, 2014 as compared to the prior year period due to decreased R&D headcount and lower spending on testing equipment.

Restructuring and impairment (reversals) charges for the three month periods ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31
Restructuring (Reversals) Charges	2014	2013
Dollars in millions
Restructuring (reversals) charges	$2.6	$(4.5)
.
The $2.6 million of restructuring charges recognized in the three month period ended March 31, 2014 is primarily the result of $4.0 million in charges related to the consolidation of the Semiconductor Materials segment's crystal operations offset by a $2.0 million reversal related to the Merano, Italy polysilicon facility. During the three month period ended March 31, 2013, we recorded restructuring income of $4.5 million which is primarily a result of a reversal of amounts previously estimated at the Merano, Italy facility due to settlements in amounts which were lower than our previous estimates.

Operating income (loss) by segment for the three month periods ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31
Operating Income (loss)	2014	2013
Dollars in millions
Solar energy	$(61.2)	$(28.7)
Semiconductor materials	(16.9)	(4.8)
Total operating loss	$(78.1)	$(33.5)

During the three month period ended March 31, 2014, we had an operating loss of $78.1 million as compared to an operating loss of $33.5 million in the comparable period in 2013. The change in operating loss was the net result of the changes in gross profit dollars and operating costs discussed above and as further described below.

Solar Energy Segment

The increase in the Solar Energy segment operating loss for the three month period ended March 31, 2014 was primarily attributable to the lower solar energy system gross margin. Additionally, $14.3 million of revenue was recognized from profit deferrals for power guarantees that expired during the three month period ended March 31, 2014. For the three month periods ended March 31, 2013, revenue recognized from profit deferrals for power guarantees that expired was $8.2 million.

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

Semiconductor Materials Segment

The increase in our semiconductor materials operating loss of $14.7 million for the three months ended March 31, 2014 from an operating loss of $4.8 million for the three months ended March 31, 2013 was primarily the result of lower average selling prices for our wafers, decreases in volume and a less favorable product mix, offset in part by improved operational efficiencies, continued focus on manufacturing cost reductions and lower polysilicon costs.

Non-operating expense (income) for the three month periods ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31
Non-operating Expense (Income)	2014	2013
Dollars in millions
Interest expense	$67.6	$47.5
Interest income	(2.9)	(0.5)
Loss on convertible notes derivatives, net	451.8	—
Other, net	2.0	1.1
Total non-operating expense	$518.5	48.1

Interest expense for the three month period ended March 31, 2014 includes $7.1 million of coupon interest expense and non-cash interest expense of $11.5 million related to the amortization of the debt discount associated with the senior convertible notes, which were not outstanding during the three months ended March 31, 2013. Interest expense for the three month period ended March 31, 2013 includes interest expense of $10.7 million related to the 2019 Notes and $5.4 million related to the Term Loan, both of which were not outstanding during the three months ended March 31, 2014.

For the three month period ended March 31, 2014, we recorded interest expense, including amortization of deferred financing fees, accretion of contingent consideration and letter of credit and commitment fees of $47.5 million related to our solar energy business, net of capitalized interest of $9.5 million. Interest expense for the three months ended March 31, 2014 also includes $2.5 million for the writeoff of unamortized deferred financing fees related to the termination of the bridge credit facility with Deutsche Bank AG. For the three month period ended March 31, 2013, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration, and letter of credit and commitment fees of $19.1 million related to solar energy systems, net of capitalized interest of $2.3 million.

In addition, for the three month period ended March 31, 2014 and 2013, we recorded $1.6 million and $8.8 million, respectively, to interest expense for fair value adjustments pertaining to an economic interest swap hedge related to several consolidated solar energy system projects for which we own 8.2% (see Note 6). The additional expense was offset on the condensed consolidated statement of operations by $1.5 million and $8.1 million, respectively, of income from non-controlling interests which represents the 91.8% we do not own.

Non-operating expense for the three month period ended March 31, 2014 also includes a non-cash net loss on derivative instruments of $451.8 million as a result of the net change in the fair values of the embedded conversion option, note hedge and warrant derivative instruments entered into in connection with the convertible debt offering completed in December 2013. This net loss was primarily the result of an increase in the company's stock price during the three months ended March 31, 2014. We expect non-operating expense (income) to fluctuate as a result of changes in fair values of these instruments until these instruments are reclassified to Stockholders' Equity as described in the Liquidity section below.

Income tax expense (benefit) for the three month periods ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31
Income Tax Expense (Benefit)	2014	2013
Dollars in millions
Income tax expense	$20.5	$19.5
Income tax rate as a % of loss before income taxes	(3.4)%	(23.9)%

The income tax expense in 2014 was primarily attributable to the worldwide operational earnings mix at various rates. Included in the three month periods ended March 31, 2013 was tax expense of $9.6 million related to the settlement of the IRS examination for the 2007 through 2010 years.

Net (income) loss attributable to noncontrolling interests for the three month periods ended March 31, 2014 and 2013 was as follows:

	Three Months Ended March 31
Net Loss Attributable to Noncontrolling Interests	2014	2013
Dollars in millions
Net loss attributable to noncontrolling interests	$2.4	$12.0

For the three month period ended March 31, 2014, the decrease in net loss attributable to noncontrolling interests is mainly due to the results of operations for several consolidated solar energy system projects.

FINANCIAL CONDITION

Cash and cash equivalents, plus cash committed for construction projects, decreased $189.9 million from $831.5 million at December 31, 2013 to $641.6 million at March 31, 2014. See additional discussion in Liquidity and Capital Resources section.

Our short-term restricted cash totaled $63.2 million at March 31, 2014 compared to $70.1 million at December 31, 2013. The decrease of $6.9 million primarily relates to the termouts of certain projects during the first quarter of 2014.

Net accounts receivable of $351.5 million at December 31, 2013 decreased $39.0 million to $312.5 million at March 31, 2014. The decrease was primarily attributable to sales mix and the timing of collections from customers.

Our inventories decreased $33.0 million to $215.4 million at March 31, 2014 from $248.4 million at December 31, 2013. Inventories primarily decreased as a result of consumption of polysilicon and other raw materials in solar materials production during the first three months of 2014.

Solar energy systems held for sale and development of $460.1 million at December 31, 2013 decreased $12.1 million to $448.0 million as of March 31, 2014. The decrease primarily relates to the sale of solar energy systems in the U.S., Canada and Chile during the three month period ended March 31, 2014, offset by increases in development activity within the the U.K and South Africa.

Prepaid and other current assets increased $29.6 million from $423.4 million at December 31, 2013 to $453.0 million at March 31, 2014, primarily due to increases in deferred financing fees and increases in foreign value-added tax receivables.

Solar energy system property, plant and equipment increased $380.3 million from $2,014.2 million at December 31, 2013 to $2,394.5 million at March 31, 2014. The increase was primarily attributable to capital expenditures for solar energy projects in the U.S., U.K., South Africa and Chile.

Our note hedge derivative asset increased $299.8 million from $514.8 million at December 31, 2013 to $814.6 million at March 31, 2014. The increase was attributable to changes in the fair value of the derivative asset driven largely by an increase in the company's stock price (see Note 4 to the condensed consolidated financial statements).

Short term solar energy system financing of $394.7 million at December 31, 2013 increased $54.3 million to $449.0 million at March 31, 2014 due to the increase in development activity in the U.S., Canada, and the U.K.

Accounts payable decreased $48.9 million to $818.8 million at March 31, 2014 from $867.7 million as of December 31, 2013. The decrease relates primarily to the timing of payments to vendors and the increase of solar energy systems under development.

Long-term solar energy system financing and capital lease obligations, less current portion, increased $300.6 million from $2,302.9 million at December 31, 2013 to $2,603.5 million at March 31, 2014. The increase is primarily related to the Acquisition Facility and other solar energy system financing arrangements.

Short-term and long-term solar energy system deferred revenues of $244.7 million at December 31, 2013 decreased $10.6 million to $234.1 million at March 31, 2014. The decrease primarily relates to the recognition of deferred profits in 2014 from direct sales of solar energy systems in previous periods.

Short-term and long-term customer deposits of $140.0 million at December 31, 2013 decreased $22.8 million to $117.2 million at March 31, 2014. The decrease primarily stems from our Singapore operations and was due to milestone billings, offset by increases in Samsung deposits.

Our conversion option and warrant derivative liabilities increased $751.6 million from $777.0 million at December 31, 2013 to $1,528.6 million at March 31, 2014. The increase was attributable to changes in the fair value of the derivative liabilities driven largely by an increase in the company's stock price (see Note 4 to the condensed consolidated financial statements).

LIQUIDITY AND CAPITAL RESOURCES

We had net loss attributable to SunEdison stockholders of $613.6 million for the three month period ended March 31, 2014, which included a non-cash net loss of $451.8 million on the convertible notes derivatives, and used $215.2 million of cash for operations. Our total indebtedness, including project finance capital, increased from $3,576.2 million as of December 31, 2013 to $3,942.8 million as of March 31, 2014. Challenging solar industry conditions and our decision to retain more projects on the balance sheet in preparation for the proposed SunEdison YieldCo IPO have negatively impacted our results from operations and cash flows, and may continue to do so in the future. In addition, we continue to incur significant indebtedness to fund our operations. If we delay the construction of solar energy systems or are unable to sell solar energy systems, our operating results and cash flows will be adversely impacted.

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the financial and other covenants contained in our existing credit facilities and other financing arrangements.

Liquidity

Cash and cash equivalents, plus cash committed for construction projects, at March 31, 2014 totaled $641.6 million, compared to $831.5 million at December 31, 2013. Approximately $328.0 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would have minimal impacts on future cash flows.

The primary items impacting our liquidity in the future are cash from operations, including working capital effects from the sale of solar energy systems and reduction of current inventory levels, capital expenditures and expenditures for the construction of solar energy systems for sale or to retain on our balance sheet, borrowings and payments under our credit facilities and other financing arrangements, the monetization of our pipeline and the availability of project finance and/or project equity at acceptable terms. We believe our liquidity will be sufficient to support our operations for the next twelve months, although no assurances can be made if significant adverse events occur, or if we are unable to access project capital needed to execute our business plan.

In addition to our need to maintain sufficient liquidity from cash flow from our operations and borrowing capacity under our credit facilities, we will need to raise additional funds in the future in order to meet the operating and capital needs of our solar energy systems development business, including the acquisition and construction of solar energy systems that we intend to retain on our balance sheet. These funds are expected to be in the form of non-recourse project finance capital or outright sale of solar energy systems to investors. However, there can be no assurances that such project financing or equity will be available to us, or available to us on terms and conditions we find acceptable. We may not be able to sell solar projects or secure adequate debt financing or equity funding for such projects on favorable terms, or at all, at the time when we need such funding.

We expect to obtain additional funding through the proposed initial public offering of our semiconductor business that we announced on August 22, 2013 in which we will sell a minority ownership interest in the semiconductor business to the public. In addition, we expect to obtain additional funding through the proposed initial public offering of SunEdison YieldCo that we announced on December 12, 2013. A final decision regarding the amount of interest to be sold to the public at the time of the offerings will be determined by our Board of Directors at a date to be determined. The completion of the proposed initial public offerings, however, is subject to market conditions and approval from the SEC and, as a result, there can be no assurances that such proposed initial public offerings will be completed, or completed on terms and conditions we find acceptable.

In the event that we are unable to raise additional funds, our liquidity will be adversely impacted, we may not be able to maintain compliance with our existing debt covenants and our business will suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain and could significantly impact our earnings and our liquidity.

We expect cash on hand, 2014 operating cash flows, project finance debt, the Solar Energy credit facility, the acquisition facility and project construction facility to provide sufficient capital to support the acquisition and construction phases of our currently planned projects for 2014 and otherwise meet our capital needs for the remainder of 2014. However, we will continue to need to raise additional long-term project financing, either in the form of project debt or equity, or both. SunEdison expects its ongoing efforts to secure project capital, including sources of non-recourse project capital, to generate sufficient resources to support growth. We anticipate incremental capital needs for the remainder of 2014 associated with project finance markets to range from $1,100.0 million to $2,100.0 million depending on the amount of megawatts ultimately installed and interconnected in 2014. There can be no assurances that such financing will be available to us or at terms that we find acceptable. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted, we may not be able to maintain compliance with our existing debt covenants and our business will suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain and could impact our earnings and our liquidity.

We have discretion in how we use our cash to fund capital expenditures, to develop solar energy systems, and for other costs of our business. We evaluate capital projects and the development of solar energy systems based on their expected strategic impacts and our expected return on investment. We may use this discretion to decrease our capital expenditures and development of solar energy systems, which may impact our operating results and cash flows for future years. For example, we may defer construction of solar energy systems, sell solar energy systems that we currently own and operate and look for opportunities to partner with outside investors to finance the development of projects.

Among our principal sources of cash during the three month period ended March 31, 2014 was $461.8 million of proceeds from from solar energy system financing arrangements, which included $250.0 million of borrowings under the Acquisition Facility. Uses of cash during the same period were as follows:

•	$215.2 million for operations;

•	$20.1 million in capital expenditures, primarily in our Semiconductor Materials segment;

•	$326.4 million invested in construction of solar energy systems that will remain on our balance sheet; and

•	$20.9 million repayments of solar energy system financing and capital lease obligations.

During the three month periods ended March 31, 2014 and 2013, $215.2 million and $118.6 million, respectively, of cash was used for operating activities. The cash use during the three month period ended March 31, 2014 was primarily a result of the cost to construct solar energy systems held for sale and development coupled with a decrease in accounts payable.

Cash used in investing activities increased to $312.5 million in the three month period ended March 31, 2014 compared to $79.5 million used in the three month period ended March 31, 2013, due to increased spending on non solar and solar energy system property, plant and equipment,

For the three month period ended March 31, 2014, cash provided by financing activities was $419.4 million, compared to $50.9 million of cash provided by financing activities in the three month period ended March 31, 2013. The increase was mainly due to $86.1 million in net proceeds from solar energy systems financing received during the three month period of 2013 as compared to $440.9 million net proceeds from solar energy systems financing received during the three month period ended March 31, 2014.

Borrowings

Convertible Senior Notes

On December 20, 2013, we issued $600.0 million in aggregate principal amount of 2.00% convertible senior notes due 2018 (the "2018 Notes") and $600.0 million aggregate principal amount of 2.75% convertible senior notes due 2021 (the "2021 Notes", and together with the 2018 Notes, the "Notes") in a private placement offering. We received net proceeds, after payment of debt financing fees, of $1,167.3 million in the offering, before the redemption of the $550.0 million outstanding aggregate principal amount of the 7.75% senior notes due 2019 and the repayment of the $200.0 million outstanding aggregate principle amount of the 10.75% second lien term loan and before payment of the net cost of the call spread overlay described below.

Interest on the 2018 Notes is payable on April 1 and October 1 of each year, beginning on April 1, 2014. Interest on the 2021 Notes is payable on January 1 and July 1 of each year, beginning on July 1, 2014. The 2018 Notes and the 2021 Notes mature on October 1, 2018 and January 1, 2021, respectively, unless earlier converted or purchased.

The Notes are convertible at any time until the close of business on the business day immediately preceding July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) insomuch that they meet certain criteria defined in footnote 6. The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. The Notes are convertible only into cash, shares of our common stock or a combination thereof at our election. However, we must settle conversions solely in cash until certain approvals are met, also defined in the aforementioned footnote.

The Notes are general unsecured obligations and rank senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and effectively subordinated to all existing and future indebtedness (including trade payables) incurred by our subsidiaries.

During the period in which we are required to settle conversions in cash, the embedded conversion options (the "Conversion Options") within the Notes are derivative instruments that are required to be separated from the Notes and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the Consolidated Statements of Operations until such transactions settle or expire. Additionally, we expect to reclassify the Conversion Options to Stockholders' Equity upon shareholder approvals to increase the number of authorized shares of our common stock to permit the conversion and settlement of the Notes into shares of our common stock and to issue the maximum number of shares consistent with NYSE stockholder approval rules. Proposals related to both of these items are subject to approval by our stockholders at our annual meeting scheduled for May 29, 2014.

Call Spread Overlay for Convertible Senior Notes

Concurrent with the issuance of the Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the "Note Hedges") and warrant transactions (collectively, the "Warrants" and together with the Note Hedges, the “Call Spread Overlay”), with certain of the initial purchasers of the Notes or their affiliates. Assuming full performance by the counterparties, the Call Spread Overlay is designed to effectively reduce our potential payout over the principal amount on the Notes upon conversion of the Notes.

Under the terms of the Note Hedges, we purchased from affiliates of certain of the initial purchasers of the Notes options to acquire, at an exercise price of $14.62 per share, subject to anti-dilution adjustments, up to 82.1 million shares of our common stock. Each Note Hedge is a separate transaction, entered into by the company with each option counterparty, and is not part of the terms of the Notes. Each Note Hedge is exercisable upon the conversion of the Notes and expires on the corresponding maturity dates of the Notes. The option counterparties are generally obligated to settle their obligations to use upon exercise of the Note Hedge in the same manner as we satisfy our obligations to holders of the Notes.

Under the terms of the Warrants, we sold to affiliates of certain of the initial purchasers of the Notes warrants to acquire, on the stated expiration date of each Warrant, up to 82.1 million shares of our common stock at an exercise price of $18.35 per share, subject to anti-dilution adjustments. Each Warrant transaction is a separate transaction, entered into by the company with each option counterparty, and is not part of the terms of the Notes.

The Note Hedges and Warrants, which are indexed to our common stock, are derivative instruments that require mark-to-market accounting treatment due to their cash settlement features until such transactions settle or expire. Additionally, we expect to reclassify the Note Hedges and Warrants to Stockholders' Equity upon shareholder approvals to increase the number of authorized shares of our common stock to permit the settlement of the Warrants with shares of our common stock and to issue the maximum number of shares consistent with NYSE stockholder approval rules.

Bridge Credit Facility

On December 20, 2013, we entered into a credit agreement by and among the company, the lenders identified therein and Deutsche Bank AG New York Branch, as administrative agent, lender, and letter of credit issuer (the “Bridge Credit Facility”). The Bridge Credit Facility provided for a senior secured letter of credit facility in an aggregate principal amount up to $320.0 million and had a term ending December 15, 2014. The purpose of the Bridge Credit Facility was to backstop outstanding letters of credit issued by Bank of America, N.A. under our former revolving credit facility, which was terminated simultaneously with our entry into the Bridge Credit Facility (subject to our obligation to continue paying fees in respect of outstanding letters of credit).

The Bridge Credit Facility was terminated on February 28, 2014, in connection with entering into the Solar Energy credit facility discussed below.

Solar Energy Credit Facility

On February 28, 2014, we entered into a credit agreement with the lenders identified therein, Wells Fargo Bank, National Association, as administrative agent, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers and joint syndication agents, and Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Macquarie Capital (USA) Inc., as joint bookrunners (the “Credit Facility”). The Credit Facility provides for a senior secured letter of credit facility in an aggregate principal amount up to $265.0 million and has a term ending February 28, 2017. The Credit Facility will be used to backstop outstanding letters of credit issued by Bank of America, N.A. under our former revolving credit facility until they expire, as well as for general corporate purposes. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $400.0 million. We paid fees of $5.8 million upon entry into the Credit Facility, which were recognized as deferred financing fees.

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

Interest under the Credit Facility accrues on the daily amount available to be drawn under outstanding letters of credit or bankers' acceptances, at an annual rate of 3.75%. Interest is due and payable in arrears at the end of each fiscal quarter and on the maturity date of the Credit Facility. Drawn amounts on letters of credit are due within seven business days, and interest accrues on drawn amounts at a base rate plus 2.75%.

The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio of 3.0 to 1.0 which excludes the Notes (measurement commencing with the last day of the fiscal quarter ending December 31, 2014) and a minimum liquidity amount (measurement commencing with the last day of the fiscal quarter ending June 30, 2014) of the lesser of (i) $400 million and (ii) the sum of (x) $300 million plus (y) the amount, if any, by which the aggregate commitments exceed $300 million at such time. The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness in excess of $50.0 million, including the Notes but excluding our non-recourse indebtedness.

The Credit Facility also contains mandatory prepayment and/or cash collateralization provisions applicable to specified asset sale transactions as well as our receipt of proceeds from certain insurance or condemnation events and the incurrence of additional indebtedness.

As of March 31, 2014, we had no borrowings outstanding under the Credit Facility, although we had $258.5 million of outstanding third party letters of credit backed by the Credit Facility, which reduced the available capacity. Therefore, funds available under the Credit Facility were $6.5 million as of March 31, 2014.

Other Financing Arrangements

We have short-term committed financing arrangements of $27.4 million at March 31, 2014, of which there was $0.1 million of short-term borrowings outstanding as of March 31, 2014. Of this amount, $13.9 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

Project Construction Facilities

On September 30, 2011, we amended and restated our non-recourse project construction financing revolver, which had a term of three years, from $50 million to $300 million. During 2012, due to various amendments and lenders entering and exiting the facility, the capacity was lowered from $300 million to $150 million. Additionally, under the terms of the 2012 amendments, depending on the credit ratings issued by the two credit agencies that provide ratings on the company, we were required to post, at our election, a letter of credit or surety bond equal to 15% of the total outstanding balance in order to continue to make additional borrowings under this facility. Interest on borrowings under the agreement were based on our election at LIBOR plus an applicable margin or at a defined prime rate plus an applicable margin. The construction financing revolver also required us to pay various fees, including a commitment fee. This construction financing facility was terminated in connection with the closing of the new construction facility discussed below.

On March 26, 2014, we entered into a financing agreement with certain lenders; Wilmington Trust, National Association, as administrative agent; Deutsche Bank Trust Company Americas, as collateral agent and loan paying agent; and Deutsche Bank Securities Inc., as lead arranger, bookrunner, structuring bank and documentation agent (the “Construction Facility”). The Construction Facility provides for a senior secured revolving credit facility in an amount up to $150.0 million and has a term ending March 26, 2017. The Construction Facility will be used to support the development and acquisition of new projects in the United States and Canada. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $300.0 million. We paid fees of $7.5 million upon entry into the Construction Facility, which were recognized as deferred financing fees.

Loans under the Construction Facility are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and are secured by a pledge of collateral of the project company, including the project contracts and equipment. Interest on loans under the Construction Facility is based on our election of either LIBOR plus an applicable margin of 3.5%, or a defined prime rate plus an applicable margin of 2.5%. As of March 31, 2014, the interest rate under the Construction Facility was 5.75%.

The Construction Facility contains customary representations, warranties, and affirmative and negative covenants, including a material adverse effects clause whereby a breach may disallow a future draw but not acceleration of payment and a cross default clause whose remedy, among other rights, includes the right to restrict future loans as well as the right to accelerate principal and interest payments. Covenants primarily relate to the collateral amounts and transfer of right restrictions.

At March 31, 2014, we had borrowed $90.0 million under the Construction Facility. In the event additional construction financing is needed, we have the ability to draw upon the available capacity of our Credit Facility (discussed above). In the event additional construction financing is needed beyond the amounts available under the Credit Facility and we are unable to obtain alternative financing or if we have inadequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.

Acquisition Facility

On March 28, 2014, a subsidiary entered into a credit and guaranty agreement with various lenders and Goldman Sachs Bank USA, as administrative agent, collateral agent, documentation agent, sole lead arranger, sole lead bookrunner, and syndication agent (the “Acquisition Facility”). The Acquisition Facility provides for a term loan credit facility in the amount of $250.0 million which will be used for the acquisition of certain renewable energy generation assets. The Acquisition Facility will mature on the earlier of August 28, 2015 and the date on which all loans under the Acquisition Facility become due and payable in full, whether by acceleration or otherwise. The principal amount of loans under the Acquisition Facility is payable in consecutive semiannual installments on August 28, 2014 and February 28, 2015, in each case, in an amount equal to 0.5% of the original principal balance of the loans funded prior to such payment, with the remaining balance payable on the maturity date.
Loans under the Acquisition Facility are non-recourse debt to entities outside of the legal entities that subscribe to the debt. Loans and each guarantee under the Acquisition Facility are secured by first priority security interests in all of the subsidiary’s assets and the assets of its domestic subsidiaries, (ii) 100% of the capital stock of each of the subsidiary’s domestic subsidiaries and 65% of the capital stock of each of the subsidiary’s foreign subsidiaries and all intercompany debt. Prior to August 15, 2014, interest on loans under the Acquisition Facility is based on our election of either a base rate plus 5.00% or a reserve adjusted eurodollar rate plus 6.00%. Thereafter, interest is based on our election of either a base rate plus the sum of 5.00% and a spread (as defined) or a reserve adjusted eurodollar rate plus the sum of 6.00% and the spread. The reserve adjusted eurodollar rate will be subject to a floor of 1.00% and the base rate will be subject to a floor of 2.00%. The spread will initially be 0.50% per annum, commencing on August 15, 2014, and will increase by an additional 0.25% per annum every ninety days thereafter. As of March 31, 2014, the interest rate under the Acquisition Facility was 7.0%.
The Acquisition Facility contains customary representations, warranties, and affirmative and negative covenants, including a minimum debt service coverage ratio applicable to the subsidiary (1.15:1.00 starting December 31, 2014) that will be tested quarterly and cross-default and cross-acceleration clauses in the event of default. The cross default clause is limited to defaults on other indebtedness of the subsidiary in excess of $75.0 million. The Acquisition Facility loans may be prepaid in whole or in part without premium or penalty, and outstanding Acquisition Facility loans must be prepaid in certain specified circumstances.
At March 31, 2014, we had borrowed $250.0 million under the Acquisition Facility. We paid fees of $9.5 million upon entry into the Acquisition Facility, which were recognized as deferred financing fees.

At March 31, 2014, we had $463.4 million of cash and cash equivalents, $3,942.8 million of debt outstanding, of which the majority is long-term. Of this total debt outstanding, $3,052.5 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. The breach of any of the Credit Facility provisions or covenants could result in a default under the Credit Facility and could trigger acceleration of repayment, and a cross default on other financing arrangements, which could have a significant adverse effect on our liquidity and our business. As of March 31, 2014, we were in compliance with all covenants. While we expect to comply with the provisions and covenants of the Credit Facility, the Indentures governing the 2018 Notes and 2021 Notes, Acquisition Facility, and our other financing arrangements, deterioration in the worldwide economy and our operational results, including the completion of the construction and sale of solar energy systems, could cause us to not be in compliance. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse effect on our liquidity and our business.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no significant changes to our critical accounting policies and estimates since December 31, 2013.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 to the condensed consolidated financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements set forth in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our expectation that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets; the appropriateness of our tax positions and the timing of our tax audits; the timing of our various manufacturing ramps or the cessation or continuation of production at certain facilities; the anticipated growth of our business in 2014 and beyond;; our expectation that we will have the financial resources and liquidity needed to meet our business requirements throughout 2014; future amendments or termination of our agreements with our customers and suppliers and payments associated with such contracts; our estimates of penalties associated with termination of or purchase shortfalls under certain of our long-term supply contracts with our vendors; the nature and extent of tax rebate programs or feed-in-tariffs in the future; our expectations regarding indemnification payments related to tax credits; our expectations regarding repatriation tax effects; our expectations related to the undistributed earnings of our foreign subsidiaries; the ultimate impact our legal proceedings may have on us; the charges we expect to incur, the expected costs, the timing of completion, the savings we expect to realize, the number of employees who will be affected and our execution of our announced restructurings; our expectations regarding our annual pre-tax operating benefits upon the completion of our restructuring activities; our expectations regarding our future cash flow generation; our expectations regarding sales of our solar energy systems; the amount of our contributions to our pension plans in 2014 and our estimates regarding actuarial loss (gain) and future benefits payable under our pension plans; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems and the current and subsequent accounting treatment of such transactions; our expectations regarding the timing and amount of our investments in our joint ventures; our expectations regarding our cash commitments and proceeds received under the SMP JV Supply and License Agreement; the timing of completion of the construction, installation and testing of the equipment and the milestone payments related to the SMP JV; the requirements of and our compliance with the terms governing our indebtedness, including the indenture governing the 2018 Notes, 2021 Notes, Call Spread Overlay, and our other financing arrangements and the impact of related cross default provisions; the sources of funding and our ability to access funding for our SunEdison business and our anticipated capital needs for 2014; our expectation regarding our revenue from energy production; and our statements regarding our working capital; other capital requirements for the next 12 months; the potential initial public offering of the semiconductor business and the anticipated timing of such transaction, and the expected use of the proceeds received in the separation; and the potential public offering of a yieldco vehicle and the anticipated timing of such transaction.

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

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. You should not place undue reliance on such statements, which speak only as of the date that they were made. Factors that could cause actual results to differ materially are set forth under “Item 1A. Risk Factors," in our Form 10-K for the year ended December 31, 2013.

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

There has been no material change to SunEdison's market risks since December 31, 2013. Please refer to “Market Risk” included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013. Also see Note 4 and Note 6 to our unaudited condensed consolidated financial statements included herein.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of March 31, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in SunEdison's internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, SunEdison's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

Since 2007, our Board of Directors has had in place a share repurchase program. There were no repurchases during the first quarter of 2014.

Dividend Restrictions

The Credit Facility restricts us and certain of our subsidiaries from making “restricted payments,” as defined in the agreement.  These restricted payments include the declaration or payment of any dividend or any distribution on account of our or our subsidiaries' equity interests and may not be made unless criteria, as set forth in the agreement, have been met. The Credit Facility also restricts the usage of our working capital in certain situations.

Item 6.	Exhibits.

Exhibit Number	Description
3-(i)	Amended and Restated Certificate of Incorporation of SunEdison, Inc. (incorporated by reference to Exhibit 3.2 of SunEdison’s Form 8-K filed June 5, 2013)

3(ii)	Amended and Restated By-laws of SunEdison, Inc. (incorporated by reference to Exhibit 3.3 of SunEdison’s Form 8-K filed on June 5, 2013)

10.1	Letter Agreement effective March 31, 2014 by and between the company and Ahmad Chatila

31.1	Certification by the Chief Executive Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunEdison, Inc.
/s/ Brian Wuebbels
May 8, 2014	Name:	Brian Wuebbels
	Title:	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description

10.1	Letter Agreement effective March 31, 2014 by and between the company and Ahmad Chatila

31.1	Certification by the Chief Executive Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document