Form 10-Q
period 2014-06-30
SUNEDISON, INC.
filed 2014-08-07
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-13828
 ______________________________________________________________
SunEdison, Inc.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________

Delaware	56-1505767
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

13736 Riverport Drive, Suite 180 Maryland Heights, Missouri	63043
(Address of interim principal executive offices)	(Zip Code)
(314) 770-7300
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
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s common stock outstanding at August 1, 2014 was 268,885,414.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net sales	$646.2	$401.3	$1,192.7	$844.9
Cost of goods sold	620.4	352.1	1,119.7	746.0
Gross profit	25.8	49.2	73.0	98.9
Operating expenses:
Marketing and administration	119.2	78.8	229.0	149.1
Research and development	18.7	18.1	31.6	35.5
Restructuring reversals	(3.4)	(1.1)	(0.8)	(5.6)
Operating loss	(108.7)	(46.6)	(186.8)	(80.1)
Non-operating expense (income):
Interest expense	94.1	34.6	161.7	82.1
Interest income	(5.8)	(0.8)	(8.7)	(1.3)
Loss on convertible notes derivatives, net (see Note 5)	47.6	—	499.4	—
Gain on previously held equity investment (See Note 4)	(145.7)	—	(145.7)	—
Other, net	3.7	2.4	5.7	3.5
Total non-operating (income) expense	(6.1)	36.2	512.4	84.3
Loss before income taxes and equity in earnings (loss) of joint ventures	(102.6)	(82.8)	(699.2)	(164.4)
Income tax expense (benefit)	(43.0)	13.6	(22.5)	33.1
Loss before equity in earnings (loss) of joint ventures	(59.6)	(96.4)	(676.7)	(197.5)
Equity in earnings (loss) of joint ventures, net of tax	8.4	—	9.5	(0.3)
Net loss	(51.2)	(96.4)	(667.2)	(197.8)
Net (income) loss attributable to noncontrolling interests	10.0	(6.5)	12.4	5.5
Net loss attributable to SunEdison stockholders	$(41.2)	$(102.9)	$(654.8)	$(192.3)
Basic loss per share (See Note 9)	$(0.16)	$(0.45)	$(2.46)	$(0.85)
Diluted loss per share (See Note 9)	$(0.16)	$(0.45)	$(2.46)	$(0.85)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
In millions
Net loss	$(51.2)	$(96.4)	$(667.2)	$(197.8)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustments	9.7	(17.9)	10.9	(52.3)
Net unrealized loss on available-for-sale securities	—	0.7	—	0.1
Net gain (loss) on hedging instruments	(2.1)	(16.1)	7.3	(15.5)
Net adjustments for benefit plans	(0.2)	—	0.5	—
Other comprehensive income (loss), net of tax	7.4	(33.3)	18.7	(67.7)
Total comprehensive loss	(43.8)	(129.7)	(648.5)	(265.5)
Net (income) loss attributable to noncontrolling interests	10.0	(6.5)	12.4	5.5
Net foreign currency translation adjustments attributable to noncontrolling interests	—	1.2	0.1	2.5
Comprehensive loss attributable to SunEdison stockholders	$(33.8)	$(135.0)	$(636.0)	$(257.5)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$954.7	$573.5
Cash committed for construction projects, including consolidated variable interest entities of $126.9 and $143.6 in 2014 and 2013, respectively	176.1	258.0
Restricted cash	93.1	70.1
Accounts receivable, less allowance for doubtful accounts of $4.6 and $4.9 in 2014 and 2013, respectively	326.3	351.5
Inventories	219.5	248.4
Solar energy systems held for development and sale, including consolidated variable interest entities of $173.0 and $104.4 in 2014 and 2013, respectively	363.5	460.1
Prepaid expenses and other current assets	506.4	423.4
Total current assets	2,639.6	2,385.0
Investments	41.3	41.1
Property, plant and equipment, net:
Non-solar energy systems, net of accumulated depreciation of $1,333.9 and $1,228.6 in 2014 and 2013, respectively	1,771.0	1,108.7
Solar energy systems, including consolidated variable interest entities of $260.7 and $157.5 in 2014 and 2013, respectively, net of accumulated depreciation of $153.8 and $119.7 in 2014 and 2013, respectively	2,981.0	2,014.2
Restricted cash	103.2	73.8
Note hedge derivative asset	—	514.8
Other assets	856.7	542.9
Total assets	$8,392.8	$6,680.5

See accompanying notes to unaudited condensed consolidated financial statements.

	June 30, 2014	December 31, 2013
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of Solar Energy non-solar energy systems debt	$78.0	$—
Current portion of Solar Energy systems debt, including financing and capital leaseback obligations, including consolidated variable interest entities of $15.1 and $5.8 in 2014 and 2013, respectively	402.3	394.7
Current portion of Semiconductor Materials debt	2.1	2.8
Accounts payable	1,030.9	867.7
Accrued liabilities	488.8	432.7
Current portion of deferred revenue	121.9	154.7
Current portion of customer and other deposits	36.2	36.7
Total current liabilities	2,160.2	1,889.3
Solar Energy non-solar energy systems debt, less current portion	1,614.6	868.2
Solar Energy systems debt, less current portion, including financing and capital leaseback obligations, including consolidated variable interest entities of $444.1 and $234.6 in 2014 and 2013, respectively	3,092.1	2,302.9
Semiconductor Materials debt, less current portion	205.8	7.6
Customer and other deposits, less current portion	23.7	103.3
Deferred revenue, less current portion	123.6	90.0
Conversion option derivative liability	—	506.5
Warrant derivative liability	—	270.5
Other liabilities	310.7	301.0
Total liabilities	7,530.7	6,339.3

Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding in 2014 and 2013	—	—
Common stock, $.01 par value, 700.0 shares authorized, 268.7 and 266.9 issued and outstanding in 2014 and 2013, respectively	2.7	2.7
Additional paid-in capital	1,188.7	457.7
Accumulated deficit	(822.7)	(168.0)
Accumulated other comprehensive loss	(4.8)	(60.0)
Treasury stock, 0.3 and less than 0.1 shares in 2014 and 2013, respectively	(5.8)	(0.2)
Total SunEdison stockholders’ equity	358.1	232.2
Noncontrolling interests	504.0	109.0
Total stockholders’ equity	862.1	341.2
Total liabilities and stockholders’ equity	$8,392.8	$6,680.5

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(667.2)	$(197.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153.8	121.8
Stock-based compensation	14.4	13.9
Expense for deferred taxes	(41.7)	(25.9)
Deferred revenue	(139.6)	(24.1)
Loss on convertible notes derivatives, net	499.4	—
Gain on previously held equity investment	(145.7)	—
Other non-cash	13.2	(1.2)
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	43.2	(15.1)
Inventories	28.5	5.8
Solar energy systems held for development and sale	(2.3)	(131.0)
Prepaid expenses and other current assets	(103.5)	(29.3)
Accounts payable	(105.5)	(9.7)
Deferred revenue for solar energy systems	158.9	64.2
Customer and other deposits	(41.6)	(33.8)
Accrued liabilities	37.7	31.3
Other long term liabilities	(3.3)	5.7
Other	7.5	20.2
Net cash used in operating activities	(293.8)	(205.0)
Cash flows from investing activities:
Capital expenditures	(95.0)	(69.6)
Construction of solar energy systems	(651.7)	(122.5)
Purchases of cost and equity method investments	(53.8)	(45.6)
Net proceeds from equity method investments	6.0	62.1
Change in restricted cash	(48.5)	10.6
Change in cash committed for construction projects	82.9	(69.4)
Cash paid for acquisitions, net of cash acquired	(256.0)	—
Other	—	(0.6)
Net cash used in investing activities	(1,016.1)	(235.0)
Cash flows from financing activities:
Proceeds from long-term debt	600.0	—
Proceeds from SSL term loan	210.0	—
Proceeds from solar energy system financing and capital lease obligations	1,089.4	330.0
Principal payments on long term debt	(10.6)	(1.4)
Repayments of solar energy system financing and capital lease obligations	(263.4)	(50.6)
Payments for note hedge	(173.8)	—
Proceeds from warrant transactions	123.6	—
Net repayments of customer deposits related to long-term supply agreements	—	(26.9)
Proceeds from SSL IPO and private placement transactions	185.3	—
Common stock issued and repurchased	2.9	(0.6)
Proceeds from noncontrolling interests	23.5	11.5
Cash paid for contingent consideration for acquisitions	(1.9)	(0.8)
Debt financing fees	(91.2)	(23.0)
Other	(3.5)	—
Net cash provided by financing activities	1,690.3	238.2
Effect of exchange rate changes on cash and cash equivalents	0.8	(5.7)
Net increase (decrease) in cash and cash equivalents	381.2	(207.5)
Cash and cash equivalents at beginning of period	573.5	553.8
Cash and cash equivalents at end of period	$954.7	$346.3
Supplemental schedule of non-cash of financing activities:
Net debt transferred to and assumed by buyer upon sale of solar energy systems	$83.8	$33.3

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SunEdison, Inc. and subsidiaries ("SunEdison"), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. SunEdison has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's (the "SEC's") requirements for Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, which contains SunEdison's audited financial statements for such year. Operating results for the three and six month periods ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

Reclassifications

The accompanying unaudited condensed consolidated financial statements for prior periods contain certain reclassifications to conform to the presentation used in the current period. In our December 31, 2013 consolidated financial statements, we revised our presentation of cash and cash equivalents to separately disclose cash committed for construction projects. As a result, amounts in the condensed consolidated statement of cash flows have been revised from the amounts previously reported to reflect this presentation.

Use of Estimates

In preparing our unaudited condensed consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for investments; depreciation; amortization; leases; accrued liabilities including restructuring, warranties, and employee benefits; derivatives, including the embedded conversion option, note hedges, and warrants associated with our outstanding senior convertible notes; stock-based compensation; income taxes; solar energy system installation and related costs; percentage-of-completion on long-term construction contracts; the fair value of assets and liabilities recorded in connection with business combinations; and asset valuations, including allowances, among others. These estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, our future results of operations would be affected.

New Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also requires expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as held for sale or disposed of. ASU 2014-08 is effective for us on a prospective basis in our first quarter of fiscal 2015. Early adoption is permitted, but only for disposals (or assets classified as held for sale) that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact that ASU 2014-08 will have on our consolidated financial statements and related disclosures upon adoption.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. ASU 2014-09 is effective for us on January 1, 2017. Early application is not permitted. The standard permits the use of either a retrospective or cumulative effect transition method. We have not determined which transition method we will adopt, and we are currently evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures upon adoption.

2. INVENTORIES

Inventories consist of the following:

	As of	As of
In millions	June 30, 2014	December 31, 2013
Raw materials and supplies	$60.5	$114.7
Goods and work in process	111.6	98.8
Finished goods	47.4	34.9
Total inventories	$219.5	$248.4

3. SOLAR ENERGY SYSTEMS HELD FOR DEVELOPMENT AND SALE

Solar energy systems held for development and sale (including consolidated variable interest entities, "VIEs") consist of the following:

	As of	As of
In millions	June 30, 2014	December 31, 2013
Under development	$363.5	$419.7
Systems held for sale	—	40.4
Total solar energy systems held for development and sale	$363.5	$460.1

4. ACQUISITIONS

SMP Ltd.

In February 2011, we entered into a joint venture (SMP Ltd. or "SMP") with Samsung Fine Chemicals Co. Ltd. ("SFC") for the construction and operation of a new facility to produce high purity polysilicon in Ulsan, South Korea. SMP will manufacture and supply polysilicon to us and to international markets. Prior to May 28, 2014, our ownership interest in SMP was 50% and Samsung Fine Chemicals Co. Ltd. owned the other 50%. Also prior to May 28, 2014, we accounted for our interest in SMP using the equity method of accounting.

In September 2011, we executed a Supply and License Agreement with SMP under which we license and sell to SMP certain technology and related equipment used for producing polysilicon. In accordance with the Supply and License Agreement, we have received proceeds based on certain milestones we have achieved throughout the construction, installation and testing of the equipment, which we expect to continue through the first half of 2015. Proceeds received from SMP under the Supply and License Agreement were recorded as a reduction in our basis in the SMP investment and to the extent that our basis in the investment was zero, the remaining proceeds received were recorded as a long-term liability. The cash received was recorded as an investing inflow within the condensed consolidated statement of cash flows. As of May 28, 2014, our net equity method investment balance in SMP was $13.3 million.

On May 28, 2014, we acquired from SFC an approximate 35% interest in SMP for a cash purchase price of 144 billion South Korean won (approximately $140.7 million, $71.2 million, net of cash acquired). Prior to the completion of the SSL IPO (see Note 17), SunEdison contributed this approximate 35% interest in SMP to SSL. As a result, on a consolidated basis, we own an approximate 85% interest in SMP, and effectively control SMP's operations, and thus SMP's results are included in our consolidated financial statements from May 28, 2014 onwards. Further, we applied the provisions of U.S. GAAP applicable to business combinations as of the acquisition date, which resulted in the recognition of SMP's net assets acquired and our previously held equity interest at fair value. The remeasurement of the previously held equity interest at the acquisition date resulted in a net gain of $145.7 million that was recorded in the accompanying condensed consolidated statement of operations.

The initial accounting for this business combination is not complete because the evaluation necessary to assess the fair values of SMP, our previously held equity interest in SMP and certain net assets acquired, is in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition date. Accordingly, the net gain resulting from the remeasurement of our previously held equity interest is subject to change.

The provisional estimated allocation of assets and liabilities is as follows:

In millions
Current assets	$80.8
Property, plant and equipment (non-solar energy systems)	661.8
Other assets, including goodwill and intangible assets	127.4
Total assets acquired	870.0
Solar Energy non-solar energy systems debt	381.9
Accounts payable	134.8
Accrued and other liabilities	5.1
Total liabilities assumed	521.8
Noncontrolling interest	51.2
Fair value of net assets acquired	$297.0

TerraForm Acquisitions

During the six months ended June 30, 2014, our yieldco subsidiary TerraForm Power, Inc. and its subsidiaries (collectively, “TerraForm”) completed the acquisitions of 100% of the ownership interests in entities that owned and operated 33 solar energy systems in the U.S. and U.K. with an aggregate capacity of 99.6 megawatts ("MW"). The aggregate consideration paid for these acquisitions, net of cash acquired, was $184.8 million. These acquisitions were made in order to support the development of TerraForm's initial portfolio of renewable energy generation assets.

The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition date.

The provisional estimated allocation of assets and liabilities is as follows:

In millions
Solar energy systems	$184.4
Intangible assets (long-term power purchase agreements)	105.4
Other assets	15.4
Total assets acquired	305.2
Solar Energy systems debt	110.9
Accounts payable	3.7
Accrued liabilities	4.4
Total liabilities assumed	119.0
Fair value of net assets acquired	$186.2

The preliminary purchase accounting resulted in the recording of provisional amounts for long-term power purchase agreements totaling $105.4 million. The long-term power purchase agreements are intangible assets subject to amortization with no residual value. The weighted average amortization period of these agreements is 17.3 years.

5. DEBT AND LEASEBACK OBLIGATIONS

Debt (including VIEs) and leaseback obligations outstanding consist of the following:

	As of June 30, 2014			As of December 31, 2013
In millions	Total	Current and Short-Term	Long-Term	Total	Current and Short-Term	Long-Term
Solar Energy non-solar energy systems debt:
Convertible senior notes due 2018, net of discount	$472.6	$—	$472.6	$460.0	$—	$460.0
Convertible senior notes due 2020, net of discount	416.9	—	416.9	—	—	—
Convertible senior notes due 2021, net of discount	418.5	—	418.5	408.2	—	408.2
SMP Ltd. credit facilities	384.6	78.0	306.6	—	—	—
Total Solar Energy non-solar energy systems debt	$1,692.6	$78.0	$1,614.6	$868.2	$—	$868.2
Solar Energy systems debt, including financing and capital leaseback obligations:
Short-term debt, weighted average interest rate of 6.38% and 6.55%, respectively	$104.5	$104.5	$—	$68.9	$68.9	$—
System pre-construction, construction and term debt	1,214.7	275.1	939.6	1,028.0	305.0	723.0
Capital leaseback obligations	81.9	2.7	79.2	94.0	4.5	89.5
Financing leaseback obligations	1,575.0	15.9	1,559.1	1,384.8	16.2	1,368.6
Acquisition facility	400.0	4.0	396.0	—	—	—
Other system financing transactions	118.3	0.1	118.2	121.9	0.1	121.8
Total Solar Energy systems debt, including financing and capital leaseback obligations	$3,494.4	$402.3	$3,092.1	$2,697.6	$394.7	$2,302.9
Semiconductor Materials debt:
SSL term facility	$207.9	$2.1	$205.8	$—	$—	$—
Long-term notes	—	—	—	10.4	2.8	7.6
Total Semiconductor Materials debt	$207.9	$2.1	$205.8	$10.4	$2.8	$7.6
Total debt outstanding	$5,394.9	$482.4	$4,912.5	$3,576.2	$397.5	$3,178.7

Solar Energy Non-solar Energy Systems Debt

Convertible Senior Notes Due 2018 and 2021

On December 20, 2013, we issued $600.0 million in aggregate principal amount of 2.00% convertible senior notes due 2018 (the "2018 Notes") and $600.0 million aggregate principal amount of 2.75% convertible senior notes due 2021 (the "2021 Notes", and together with the 2018 Notes, the "2018/2021 Notes") in a private placement offering. We received net proceeds, after payment of debt financing fees, of $1,167.3 million in the offering, before the redemption of the $550.0 million outstanding aggregate principal amount of the 7.75% senior notes due 2019 and the repayment of the $200.0 million outstanding aggregate principle amount of the 10.75% second lien term loan and before payment of the net cost of the call spread overlay described below.

Interest on the 2018 Notes is payable on April 1 and October 1 of each year, beginning on April 1, 2014. Interest on the 2021 Notes is payable on January 1 and July 1 of each year, beginning on July 1, 2014. The 2018 Notes and the 2021 Notes mature on October 1, 2018 and January 1, 2021, respectively, unless earlier converted or purchased.

The 2018/2021 Notes are convertible at any time until the close of business on the business day immediately preceding July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 120% of the conversion price of the 2018/2021 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2018/2021 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. As condition (1) was met during the second quarter of 2014, the 2018/2021 Notes were convertible as of June 30, 2014. On and after July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2018/2021 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $14.62 per share of our common stock.

The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. The 2018/2021 Notes are convertible only into cash, shares of our common stock or a combination thereof at our election. However, we were required to settle conversions solely in cash until we obtained the requisite approvals from our stockholders to (i) amend our restated certificate of incorporation to sufficiently increase the number of authorized but unissued shares of our common stock to permit the conversion and settlement of the 2018/2021 Notes into shares of our common stock, and (ii) authorize the issuance of the maximum numbers of shares described above in accordance with the continued listing standards of The New York Stock Exchange. At our annual stockholders meeting on May 29, 2014, the requisite majority of the outstanding shares of our common stock approved these measures, and we subsequently filed a related amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Delaware. Holders may also require us to repurchase all or a portion of the 2018/2021 Notes upon a fundamental change, as defined in the indenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments, pay debts as they become due or perform or observe certain obligations thereunder, the trustee or holders of a specified amount of then-outstanding 2018/2021 Notes will have the right to declare all amounts then outstanding due and payable. We may not redeem the 2018/2021 Notes prior to the applicable stated maturity date.

The 2018/2021 Notes are general unsecured obligations and rank senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the 2018/2021 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and effectively subordinated to all existing and future indebtedness (including trade payables) incurred by our subsidiaries.

From December 20, 2013 through May 29, 2014, the period in which we would have been required to settle conversions in cash if exercised, the embedded conversion options (the "2018/2021 Conversion Options") within the 2018/2021 Notes were required to be separated from the 2018/2021 Notes and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the condensed consolidated statements of operations, as further discussed in the Loss on Convertible Notes Derivatives section below. Upon obtaining the requisite approvals from our stockholders discussed above, the 2018/2021 Conversion Options were considered equity instruments. Thus, as of May 29, 2014, the 2018/2021 Conversion Options were remeasured at fair value, or $888.4 million, with the change in fair value reported in the condensed consolidated statement of operations, and the resulting fair value of the 2018/2021 Conversion Options was reclassified to Stockholders' Equity. Changes in fair value subsequent to May 29, 2014 will not be recognized in the condensed consolidated statement of operations as long as the instruments continue to qualify to be classified as equity.

Call Spread Overlay for Convertible Senior Notes Due 2018 and 2021

Concurrent with the issuance of the 2018/2021 Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the "2018/2021 Note Hedges") and warrant transactions (collectively, the "2018/2021 Warrants" and together with the 2018/2021 Note Hedges, the “2018/2021 Call Spread Overlay”), with certain of the initial purchasers of the 2018/2021 Notes or their affiliates. Assuming full performance by the counterparties, the 2018/2021 Call Spread Overlay is designed to effectively reduce our potential payout over the principal amount on the 2018/2021 Notes upon conversion.

Under the terms of the 2018/2021 Note Hedges, we purchased from affiliates of certain of the initial purchasers of the 2018/2021 Notes options to acquire, at an exercise price of $14.62 per share, subject to anti-dilution adjustments, up to 82.1 million shares of our common stock. Each 2018/2021 Note Hedge is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2018/2021 Notes. Each 2018/2021 Note Hedge is exercisable upon the conversion of the 2018/2021 Notes and expires on the corresponding maturity dates of the 2018/2021 Notes. The option counterparties are generally obligated to settle their obligations to us upon exercise of the 2018/2021 Note Hedges in the same manner as we satisfy our obligations to holders of the 2018/2021 Notes.

Under the terms of the 2018/2021 Warrants, we sold to affiliates of certain of the initial purchasers of the 2018/2021 Notes warrants to acquire, on the stated expiration date of each 2018/2021 Warrant, up to 82.1 million shares of our common stock at an exercise price of $18.35 per share, subject to anti-dilution adjustments. Each 2018/2021 Warrant transaction is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2018/2021 Notes.

From December 20, 2013 through May 29, 2014, the period in which we would have been required to settle the 2018/2021 Note Hedges and 2018/2021 Warrants in cash if exercised, these instruments were required to be accounted for as derivative instruments with changes in fair value reported in the condensed consolidated statements of operations, as further discussed in the Loss on Convertible Notes Derivatives section below. Upon obtaining the requisite approvals from our stockholders discussed above, the 2018/2021 Note Hedges and 2018/2021 Warrants were considered equity instruments. Thus, as of May

29, 2014, the 2018/2021 Note Hedges and 2018/2021 Warrants were remeasured at fair value (asset of $880.0 million and liability of $753.3 million respectively), with the changes in fair value reported in the condensed consolidated statement of operations, and the resulting fair values of the 2018/2021 Note Hedges and 2018/2021 Warrants were reclassified to Stockholders' Equity. Changes in fair value subsequent to May 29, 2014 will not be recognized in the condensed consolidated statement of operations as long as the instruments continue to qualify to be classified as equity.

The net increase in additional paid in capital during the second quarter of 2014 as a result of the reclassification of the 2018/2021 Conversion Options, 2018/2021 Note Hedges and 2018/2021 Warrants was $761.7 million.

Loss on Convertible Notes Derivatives

For the three and six month periods ended June 30, 2014, we recognized a net loss of $47.6 million and $499.4 million, respectively, related to the change in the fair value of the 2018/2021 Conversion Options, the 2018/2021 Note Hedges and 2018/2021 Warrants (the "2018/2021 Convertible Notes Derivatives") prior to the reclassification of these instruments to Stockholders' Equity as discussed above, which is reported in loss on derivatives, net in the condensed consolidated statement of operations, as follows:

In millions	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Conversion Options	$65.5	$381.9
Note Hedges	(65.5)	(365.3)
Warrants	47.6	482.8
Total loss on convertible note derivatives, net	$47.6	$499.4

The 2018/2021 Convertible Notes Derivatives were measured at fair value as of May 29, 2014 using a Black-Scholes valuation model as these instruments are not traded on an open market.  Significant inputs to the valuation model, which have been identified as Level 2 inputs, were as follows:

	Conversion Option		Note Hedges		Warrants
	Due 2018	Due 2021	Due 2018	Due 2021	Due 2018	Due 2021
Stock price	$20.50	$20.50	$20.50	$20.50	$20.50	$20.50
Exercise price	$14.62	$14.62	$14.62	$14.62	$18.35	$18.93
Risk-free rate	1.34%	1.95%	1.30%	1.93%	1.45%	2.30%
Volatility	45.0%	45.0%	45.0%	45.0%	42.0%	42.0%
Dividend yield	—%	—%	—%	—%	—%	—%
Maturity	2018	2021	2018	2021	2018	2021

Further details of the inputs above are as follows:

•	Stock price - The closing price of our common stock on May 29, 2014

•	Exercise price - The exercise (or conversion) price of the derivative instrument

•	Risk-free rate - The Treasury Strip rate associated with the life of the derivative instrument

•	Volatility - The volatility of our common stock over the life of the derivative instrument

Convertible Senior Notes Due 2020

On June 10, 2014, we issued $600.0 million in aggregate principal amount of 0.25% convertible senior notes due 2020 (the "2020 Notes") in a private placement offering. We received net proceeds, after payment of debt financing fees, of $584.5 million in the offering, before payment of the net cost of the call spread overlay described below.

Interest on the 2020 Notes is payable on July 15 and January 15 of each year, beginning on January 15, 2015. The 2020 Notes mature on January 15, 2020, unless earlier converted or purchased.

The 2020 Notes are convertible at any time until the close of business on the business day immediately preceding October 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending September 30, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the 2020 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2020 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. On and after October 15, 2019 and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2020 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $26.87 per share of our common stock.

The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. The 2020 Notes are convertible only into cash, shares of our common stock or a combination thereof at our election. Holders may also require us to repurchase all or a portion of the 2020 Notes upon a fundamental change, as defined in the indenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, the trustee or holders of a specified amount of then-outstanding 2020 Notes will have the right to declare all amounts then outstanding due and payable. We may not redeem the 2020 Notes prior to the applicable stated maturity date.

The 2020 Notes are general unsecured obligations and rank senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the 2020 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and to all existing and future indebtedness (including trade payables) incurred by our subsidiaries.

The embedded conversion options within the 2020 Notes are indexed to our common stock and thus were classified as equity instruments upon issuance of the 2020 Notes. The initial fair value of the embedded conversion options was recognized as a reduction in the carrying value of the 2020 Notes in the condensed consolidated balance sheet and such discount will be amortized and recognized as interest expense over the term of the 2020 Notes. Subsequent changes in fair value are not recognized as long as the instruments continue to qualify to be classified as equity.

Call Spread Overlay for Convertible Senior Notes Due 2020

Concurrent with the issuance of the 2020 Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the "2020 Note Hedge") and warrant transactions (collectively, the "2020 Warrants" and together with the 2020 Note Hedge, the “2020 Call Spread Overlay”), with certain of the initial purchasers of the 2020 Notes or their affiliates. Assuming full performance by the counterparties, the 2020 Call Spread Overlay is meant to effectively reduce our potential payout over the principal amount on the 2020 Notes upon conversion of the 2020 Notes.

Under the terms of the 2020 Note Hedge, we bought from affiliates of certain of the initial purchasers of the 2020 Notes options to acquire, at an exercise price of $26.87 per share, subject to anti-dilution adjustments, up to 22.3 million shares of our common stock. Each 2020 Note Hedge is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2020 Notes. Each 2020 Note Hedge is exercisable upon the conversion of the 2020 Notes and expires on the corresponding maturity dates of the 2020 Notes.

Under the terms of the 2020 Warrants, we sold to affiliates of certain of the initial purchasers of the 2020 Notes warrants to acquire, on the stated expiration date of each Warrant, up to 22.3 million shares of our common stock at an exercise price of $37.21 per share, subject to anti-dilution adjustments. Each 2020 Warrant transaction is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2020 Notes.

The 2020 Note Hedge and 2020 Warrants are indexed to our common stock and thus were classified as equity instruments upon issuance and recognized at fair value based on the negotiated transaction prices. Subsequent changes in fair value are not recognized as long as the instruments continue to qualify to be classified as equity.

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

Solar Energy Credit Facility

On February 28, 2014, we entered into a credit agreement with the lenders identified therein, Wells Fargo Bank, National Association, as administrative agent, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers and joint syndication agents, and Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Macquarie Capital (USA) Inc., as joint bookrunners (the “Credit Facility”). The Credit Facility provides for a senior secured letter of credit facility in an aggregate principal amount up to $265.0 million and has a term ending February 28, 2017. The Credit Facility will be used to backstop outstanding letters of credit issued by Bank of America, N.A. under our former revolving credit facility until they expire, as well as for general corporate purposes. We paid fees of $5.8 million upon entry into the Credit Facility, which were recognized as deferred financing fees. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $400.0 million. In June 2014, the parties agreed to increase the amount available under the Credit Facility to $315.0 million.

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

The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio of 3.0 to 1.0 which excludes the 2018/2021 Notes and 2020 Notes(measurement commencing with the last day of the fiscal quarter ending December 31, 2014) and a minimum liquidity amount (measurement commencing with the last day of the fiscal quarter ending June 30, 2014) of the lesser of (i) $400.0 million and (ii) the sum of (x) $300.0 million plus (y) the amount, if any, by which the aggregate commitments exceed $300.0 million at such time. The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness of SunEdison, Inc. in excess of $50.0 million, including the 2018/2021 Notes and 2020 Notes but excluding our non-recourse indebtedness.

The Credit Facility also contains mandatory prepayment and/or cash collateralization provisions applicable to specified asset sale transactions as well as our receipt of proceeds from certain insurance or condemnation events and the incurrence of additional indebtedness.

As of June 30, 2014, we had no borrowings outstanding under the Credit Facility, although we had $258.5 million of outstanding third party letters of credit backed by the Credit Facility, which reduced the available capacity. Therefore, funds available under the Credit Facility were $56.5 million as of June 30, 2014.

SMP Ltd. Credit Facilities

As a result of the acquisition of an additional interest in, and resulting consolidation of, SMP Ltd. discussed in Note 4, our consolidated long-term debt now includes SMP Ltd.'s long-term debt, which consists of four non-recourse term loan facilities and a working capital revolving credit facility. The term loan facilities provide for a maximum credit amount of 475 billion South Korean won in aggregate, which translates to $468.3 million as of June 30, 2014. The credit facilities hold maturity dates ranging from March 2019 to May 2019. Principal and interest on the term loan facilities are paid quarterly, with annual fixed interest rates ranging from 4.34% to 4.71%. As of June 30, 2014, a total of $382.9 million was outstanding under the term loan facilities. The working capital revolving facility provides for borrowings of up to 3 billion South Korean won, which translates to approximately $3.0 million as of June 30, 2014. The working capital facility matures in March 2015. Interest under the working capital facility is paid quarterly and accrues at a variable rate based on the three-month South Korean bank deposit rate plus 1.87%. The interest rate as of June 30, 2014 was 4.52%. As of June 30, 2014, there was $1.7 million outstanding under the working capital revolving facility.

Other Financing Arrangements

We have short-term committed financing arrangements of $23.0 million at June 30, 2014, of which there was no short-term borrowings outstanding as of June 30, 2014. Of this amount, $16.3 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

Solar Energy Systems Debt, Including Financing and Capital Leaseback Obligations

Our solar energy systems for which we have short-term and long-term debt, capital leaseback and finance obligations are included in separate legal entities. Of this total debt outstanding, $3,494.4 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. This debt has recourse to those separate legal entities but no recourse to us under the terms of the applicable agreements. These finance obligations are fully collateralized by the related solar energy system assets and may also include limited guarantees by us related to operations, maintenance and certain indemnities.

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

On March 26, 2014, we entered into a financing agreement with certain lenders; Wilmington Trust, National Association, as administrative agent; Deutsche Bank Trust Company Americas, as collateral agent and loan paying agent; and Deutsche Bank Securities Inc., as lead arranger, bookrunner, structuring bank and documentation agent (the “Construction Facility”). The Construction Facility provides for a senior secured revolving credit facility in an amount up to $150.0 million and has a term ending March 26, 2017. During the second quarter of 2014, the parties agreed to increase the amount available under the Construction Facility to $235.0 million. The Construction Facility will be used to support the development and acquisition of new projects in the United States and Canada. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $300.0 million. We paid fees of $7.5 million upon entry into the Construction Facility, which were recognized as deferred financing fees.

Loans under the Construction Facility are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and are secured by a pledge of collateral of the project company, including the project contracts and equipment. Interest on loans under the Construction Facility is based on our election of either LIBOR plus an applicable margin of 3.5%, or a defined prime rate plus an applicable margin of 2.5%. As of June 30, 2014, the interest rate under the Construction Facility was 5.75%.

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

At June 30, 2014, we had borrowed $93.1 million under the Construction Facility, which is classified under system pre-construction, construction and term debt. In the event additional construction financing is needed, we have the ability to draw upon the available capacity of our Credit Facility (discussed above). In the event additional construction financing is needed beyond the amounts available under the Credit Facility and we are unable to obtain alternative financing, or if we have inadequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.

System Pre-Construction, Construction and Term Debt

We typically finance our solar energy projects through project entity specific debt secured by the project entity's assets (mainly the solar energy system) with no recourse to us. Typically, these financing arrangements provide for a construction loan, which upon completion will be converted into a term loan, and generally do not restrict the future sale of the project entity to a third party buyer. On June 30, 2014, we had system pre-construction, construction and term debt outstanding of $1,214.7 million. Included in this amount is $212.5 million of a fixed rate non-recourse debt financing arrangement used to finance the construction of a SunEdison owned solar power plant executed in the third quarter of 2013. Additionally, a portion also relates to variable rate debt with interest rates that are tied to the London Interbank Offered Rate, the Euro Interbank Offer Rate, the Canadian Dollar Offered Rate, the Johannesburg Interbank Acceptance Rate, or the PRIME rate. The variable interest rates have primarily been hedged by our outstanding interest rate swaps as discussed in Note 7. The interest rates on the remaining construction and term debt range from 3.0% to 18.0% and have maturities that range from 2014 to 2033. The weighted average interest rate on the same construction and term debt totaled 6.27%.

During the second quarter of 2012, we violated covenants of two non-recourse solar energy system loans as a result of the devaluation of the local currency (Indian Rupee). The solar energy systems for these two project companies collateralize the loans and there is no recourse outside of these project companies for payment. On September 28, 2012, we obtained a waiver from the lender for the covenant violations, which had a grace period which expired on November 20, 2013. As of June 30, 2014, we were in default and, accordingly, the amount outstanding of $22.6 million under these loans was classified as current. On July 4, 2014, we amended our loan agreements which included revisions to the financial covenants applicable to future periods and obtained a waiver for all prior covenant violations.

Capital Leaseback Obligations

We are party to master lease agreements that provide for the sale and simultaneous leaseback of certain solar energy systems constructed by us. As of June 30, 2014, we had $81.9 million of capital lease obligations outstanding. Generally, this classification occurs when the term of the lease is greater than 75.0% of the estimated economic life of the solar energy system and the transaction is not subject to real estate accounting. The terms of the leases are typically 25 years with certain leases providing terms as low as 10 years and providing for early buyout options. The specified rental payments are based on projected cash flows that the solar energy system will generate. We have not entered into any arrangements that have resulted in accounting for the sale leaseback as a capital lease since November 2009.

Financing Leaseback Obligations

For certain transactions we account for the proceeds of sale leasebacks as financings, which are typically secured by the solar energy system asset and its future cash flows from energy sales, but without recourse to us under the terms of the arrangement. The structure of the repayment terms under the lease results in negative amortization throughout the financing period, and we therefore recognize the lease payments as interest expense. The balance outstanding for sale leaseback transactions accounted for as financings as of June 30, 2014 is $1,575.0 million, which includes the below mentioned transactions. The maturities range from 2021 to 2039 and are collateralized by the related solar energy system assets with a carrying amount of $1,575.0 million.

On March 31, 2011, one of our project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by us. The total capacity under this agreement is $124.4 million, of which $123.6 million is outstanding and $0.8 million is available as of June 30, 2014. The specified rental payments under the master lease agreement are based on projected cash flows that the solar energy systems generate.

On September 24, 2012, one of our project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by us. The total capacity under this agreement was $101.4 million, of which $94.7 million is outstanding and $6.7 million was available as of June 30, 2014. The specified rental payments under the master lease agreement are based on projected cash flows that the solar energy systems generate.

Acquisition Facility

On March 28, 2014, TerraForm entered into a credit and guaranty agreement with various lenders and Goldman Sachs Bank USA, as administrative agent, collateral agent, documentation agent, sole lead arranger, sole lead bookrunner, and syndication agent (the “Acquisition Facility”). The Acquisition Facility provides for a term loan credit facility in the amount of $250.0 million which will be used for the acquisition of certain renewable energy generation assets. In May 2014, the Acquisition Facility was amended to increase the amount of the term loan credit facility to 400.0 million. The Acquisition Facility will mature on the earlier of August 28, 2015 and the date on which all loans under the Acquisition Facility become due and payable in full, whether by acceleration or otherwise. The principal amount of loans under the Acquisition Facility is payable in consecutive semiannual installments on August 28, 2014 and February 28, 2015, in each case, in an amount equal to 0.5% of the original principal balance of the loans funded prior to such payment, with the remaining balance payable on the maturity date.
Loans under the Acquisition Facility are non-recourse debt to entities outside of the legal entities that subscribe to the debt. Loans and each guarantee under the Acquisition Facility are secured by first priority security interests in all of TerraForm's assets and the assets of its domestic subsidiaries, 100% of the capital stock of each of TerraForm's domestic subsidiaries and 65% of the capital stock of each of TerraForm's foreign subsidiaries and all intercompany debt. Prior to August 15, 2014, interest on loans under the Acquisition Facility is based on TerraForm's election of either a base rate plus 5.0% or a reserve adjusted eurodollar rate plus 6.0%. Thereafter, interest is based on TerraForm's election of either a base rate plus the sum of 5.00% and a spread (as defined) or a reserve adjusted eurodollar rate plus the sum of 6.0% and the spread. The reserve adjusted eurodollar rate will be subject to a floor of 1.0% and the base rate will be subject to a floor of 2.0%. The spread will initially be 0.50% per annum, commencing on August 15, 2014, and will increase by an additional 0.25% per annum every ninety days thereafter. As of June 30, 2014, the interest rate under the Acquisition Facility was 7.0%.
The Acquisition Facility contains customary representations, warranties, and affirmative and negative covenants, including a minimum debt service coverage ratio applicable to TerraForm (1.15:1.00 starting December 31, 2014) that will be tested quarterly and cross-default and cross-acceleration clauses in the event of default. The cross default clause is limited to defaults on other indebtedness of the subsidiary in excess of $75.0 million. The Acquisition Facility loans may be prepaid in whole or in part without premium or penalty, and outstanding Acquisition Facility loans must be prepaid in certain specified circumstances.
At June 30, 2014, TerraForm had borrowed $400.0 million under the Acquisition Facility and paid debt issuance fees of $14.7 million, which were recognized as deferred financing fees. Concurrently with the completion of the TerraForm IPO (see Note 18), TerraForm repaid the $400.0 million outstanding balance and related accrued interest under the Acquisition Facility.

Other System Financing Transactions

Other system financing transactions represent the cash proceeds that we received in connection with an executed solar energy system sales contract that has not met the sales recognition requirements under real estate accounting and has been accounted for as a financing. Included in other system financing is $18.2 million of proceeds collected under three separate solar energy system sales agreements with the buyer that provides the buyer with a put option that could become an obligation in the event that we are unable to fulfill certain performance warranties set to expire during 2015. The remaining portion of other system financings of $100.1 million relates to cash proceeds received in connection with separate solar energy system sales contracts for which we have substantial continuing involvement. There are no principal or interest payments associated with these transactions. Of the $100.1 million, $40.8 million relates to two projects sold in Italy which did not meet the requirements to record revenue due to an indemnification that expires in 2016. The remaining amount relates to twelve projects sold in the U.S., Korea, and Canada.

Capitalized Interest

During the three month periods ended June 30, 2014 and 2013, we capitalized $4.3 million and $3.3 million of interest to the condensed consolidated balance sheet, respectively. During the six months ended June 30, 2014 and 2013, we capitalized $14.7 million and $6.6 million of interest, respectively.

Semiconductor Materials Debt

SSL Credit Facility

On May 27, 2014, SunEdison Semiconductor Limited (“SSL”) and its direct subsidiary (the “Borrower”) entered into a credit agreement with Goldman Sachs Bank USA, as administrative agent, sole lead arranger and sole syndication agent and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lender parties thereto (the “SSL Credit Facility”). The SSL Credit Facility provides for (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “SSL Term Facility”) and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “SSL Revolving Facility”). Under the SSL Revolving Facility, the Borrower may obtain (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The SSL Term Facility has a five year term, ending May 27, 2019, and the SSL Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the SSL Term Facility was drawn on May 27, 2014 and remains outstanding. As of June 30, 2014, no amounts were drawn under the SSL Revolving Facility, and no third party letters of credit were outstanding which would have reduced the available capacity. The principal amounts of the SSL Term Facility will be repaid in consecutive quarterly installments of $0.5 million with the remainder repaid at final maturity.

The Term Facility was issued at a discount of 1.00%, or $2.1 million, which will be amortized as an increase in interest expense over the term of the Term Facility. SSL incurred approximately $9.8 million of financing fees related to the Credit Facility that have been capitalized and will be amortized over the term of the respective Term Facility and Revolving Facility.

The Borrower’s obligations under the SSL Credit Facility are guaranteed by SSL and certain of its direct and indirect subsidiaries. The Borrower’s obligations and the guaranty obligations of SSL and its subsidiaries are secured by first priority liens on and security interests in certain present and future assets of SSL, the Borrower and the subsidiary guarantors, including pledges of the capital stock of certain of SSL's subsidiaries.

Borrowings under the SSL Credit Facility bear interest (i) at a base rate plus 4.50% per annum or (ii) at a reserve-adjusted eurocurrency rate plus 5.50% per annum. The minimum eurocurrency base rate for the Term Facility shall at no time be less than 1.00% per annum. Interest will be paid quarterly in arrears, and at the maturity date of each facility, for loans bearing interest with reference to the base rate. Interest will be paid on the last day of selected interest periods (which will be one, three and six months), and at the maturity date of each facility, for loans bearing interest with reference to the reserve-adjusted eurocurrency rate (and at the end of every three months, in the case of any interest period longer than three months). A fee equal to 5.50% per annum will be payable by the Borrower, quarterly in arrears, in respect of the daily amount available to be drawn under outstanding letters of credit and bankers’ acceptances.

The SSL Credit Facility contains customary representations, covenants and events of default typical for credit arrangements of comparable size, including that SSL maintain a leverage ratio of not greater than (i) 3.5 to 1.0 for the fiscal quarters ending
September 30, 2014 and December 31, 2014, (ii) 3.0 to 1.0 for the fiscal quarters ending March 31, 2015 and June 30, 2015, and (iii) 2.5 to 1.0 for the fiscal quarters ending on and after September 30, 2015. The SSL Credit Facility also contains a customary material adverse effects clause and a cross-default clauses. The cross-default clause is applicable to defaults on other
SSL indebtedness in excess of $30.0 million. As of June 30, 2014, SSL was in compliance with all covenants of the Credit Facility.

Long-term Notes

Long-term notes totaling $10.4 million as of December 31, 2013 were owed to a bank by SSL's Japanese subsidiary. The notes were guaranteed by us, and further secured by the property, plant and equipment of SSL's Japanese subsidiary. The original maturity dates of these loans ranged from 2014 to 2017. These long-term notes were paid in full in May 2014 using net proceeds from the SSL initial public offering and the related private placement transactions discussed in Note 17, along with the proceeds of the SSL Term Loan.

6. RESTRUCTURING CHARGES (REVERSALS)

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

During the three and six months ended June 30, 2014, $3.5 million and $4.9 million of income was recognized pertaining to the 2011 Global Plan primarily as a result of a reversal of liabilities related to the costs associated with the Merano, Italy polysilicon and other semiconductor facilities due to settlements of certain obligations and changes in estimates, offset by immaterial expenses related to various restructuring activities.

Details of expenses, cash payments and expected costs related to the 2011 Global Plan are set forth in the following table:

							As of June 30, 2014
In millions	Accrued, December 31, 2013	Year-to-Date Restructuring (Reversals)Charges	Cash Payments	Non-Cash Settlements	Currency	Accrued June 30, 2014	Cumulative Costs Incurred	Total Costs Expected to be Incurred
Severance and other employee benefits	$21.3	$(1.4)	$(2.7)	$(0.9)	$(0.2)	$16.1	$50.9	$50.9
Contract termination	40.2	—	(10.5)	—	—	29.7	165.1	165.1
Other	24.3	(3.5)	(7.3)	2.0	(0.3)	15.2	45.1	45.1
Total	$85.8	$(4.9)	$(20.5)	$1.1	$(0.5)	$61.0	$261.1	$261.1

During the first quarter of 2014, we announced a plan to consolidate the Semiconductor Materials segment's crystal operations. The consolidation will include transitioning small diameter crystal activities from our St. Peters, Missouri facility to other crystal facilities in Korea, Taiwan and Italy. The consolidation of crystal activities will affect approximately 120 employees in St. Peters and will be implemented over the 12 months following commencement of the plan. Charges in the amount of $4.0 million were recorded for the six months ended June 30, 2014, which were mostly incurred during the first quarter of 2014, and are included within restructuring charges (reversals) on the condensed consolidated statement of operations.

7. DERIVATIVES AND HEDGING INSTRUMENTS

Derivatives and hedging activities consist of the following:

		Assets (Liabilities or Equity) Fair Value
In millions	Balance Sheet Classification	As of June 30, 2014	As of December 31, 2013
Derivatives designated as hedging:
Interest rate swaps	Prepaid and other current assets	$—	$1.6
Interest rate swaps	Accumulated other comprehensive income	—	(1.6)
Interest rate swaps	Accrued liabilities	(5.5)	(2.4)
Interest rate swaps	Accumulated other comprehensive loss	4.7	1.6
Cross currency swaps	Prepaid and other current assets (accrued liabilities)	3.8	(2.4)
Cross currency swaps	Accumulated other comprehensive loss	(3.8)	2.4
Derivatives not designated as hedging:
Note hedges (see Note 5)	Note hedge derivative asset	$—	$514.8
Conversion options (see Note 5)	Conversion option derivative liability	—	(506.5)
Warrants (see Note 5)	Warrant derivative liability	—	(270.5)
Currency forward contracts	Prepaid and other current assets	0.8	0.7
Currency forward contracts	Accrued liabilities	(0.9)	(11.5)
Interest rate swaps	Prepaid and other current assets	0.1	1.0
Interest rate swaps	Accrued liabilities	(2.5)	(0.2)

		Losses (Gains)		Losses (Gains)
		Three Months Ended June 30,		Six Months Ended June 30,
In millions	Statement of Operations Classification	2014	2013	2014	2013
Derivatives not designated as hedging:
Currency forward contracts	Other, net	$0.3	$0.5	$(0.7)	$10.5
Interest rate swaps	Interest expense (income)	3.4	(8.5)	2.3	0.3
Note hedges (see Note 5)	Gain on convertible notes derivatives	(65.5)	—	(365.3)	—
Conversion options (see Note 5)	Loss on convertible notes derivatives	65.5	—	381.9	—
Warrants (see Note 5)	Loss on convertible notes derivatives	47.6	—	482.8	—

To mitigate the risks associated with changes in foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing our net exposure. A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we also enter into transactions in other currencies, primarily the euro, the U.K. pound, the Japanese yen, the South African rand and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time, we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts. As of June 30, 2014 and December 31, 2013, these currency forward contracts had aggregate notional amounts of $379.0 million and $401.1 million, respectively, and are accounted for as economic hedges. There were no outstanding currency forward contracts designated as cash flow hedges as of June 30, 2014 or December 31, 2013.

During the second quarter of 2013, we entered into a cross currency swap with a notional amount of $185.8 million accounted for as a cash flow hedge. The amounts recorded to the condensed consolidated balance sheet, as provided in the table above, represent the fair value of the net amount that would settle on the balance sheet date if the swap was transferred to other third parties or canceled by us. The effective portion of this cash flow hedging instrument during the three and six month periods ended June 30, 2014 was recorded to accumulated other comprehensive income (loss) on the condensed consolidated balance sheet. No ineffectiveness was recognized during the three and six month periods ended June 30, 2014.
As of June 30, 2014, we are party to five interest rate swap instruments that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution counterparties to the agreements pay us a floating interest rate. The amount recorded in the condensed consolidated balance sheet represents the estimated fair value of the net amount that we would settle on June 30, 2014, if the agreements were transferred to other third parties or cancelled by us. The effective portion of these cash flow hedges as of June 30, 2014 and December 31, 2013 were losses of $5.5 million and $2.4 million, respectively. These were recorded to accumulated other comprehensive income (loss). There was no material ineffectiveness recorded during the three and six month periods ended June 30, 2014 and 2013, respectively.
As of June 30, 2014, we are party to four interest rate swap instruments that are accounted for as economic hedges. These instruments are used to hedge floating rate debt and are not accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution counterparties to the agreements pay us a floating interest rate. The amount recorded in the condensed consolidated balance sheet represents the estimated fair value of the net amount that we would settle on June 30, 2014, if the agreements were transferred to other third parties or cancelled by us. Because these hedges are deemed economic hedges and not accounted for under hedge accounting, the changes in fair value are recorded to interest expense (income) within the condensed consolidated statement of operations.

As of June 30, 2014, we have upward amortizing interest rate swap agreements that are used as an economic hedge related to several consolidated solar energy system projects for which we own 8.2% of the project companies. These instruments are used to hedge floating rate debt with a construction loan availability of $200.0 million and are not designated as a cash flow hedge. Under the swap agreement, we pay the fixed rate and the counterparty to the agreement pays us a floating interest rate. The amount recorded in the condensed consolidated balance sheet, as provided in the table above, represents the estimated fair value of the net amount that we would settle on June 30, 2014 if the agreements were transferred to other third parties or cancelled by us. Because these agreements are designated as an economic hedge and not accounted for under hedge accounting, the changes in fair value are recorded to interest expense (income) within the condensed consolidated statement of operations. During the three and six month periods ended June 30, 2014, we recorded $3.2 million and $1.6 million, respectively, to interest expense for fair value adjustments. These amounts are reduced in the condensed consolidated statement of operations by $2.9 million and $1.5 million, respectively, attributable to a non-controlling interest representing the 91.8% of the project companies we do not own. We also have an upward amortizing interest rate swap agreement that is designated as a cash flow hedge related to a solar energy system project. This instrument is used to hedge floating rate debt with a construction loan availability of $185.8 million. The changes in fair value are recorded to accumulated other comprehensive income (loss) on the condensed consolidated balance sheets, as provided in the table above, with any ineffectiveness recorded in the condensed consolidated statement of operations. No such ineffectiveness was recognized during the three and six month periods ended June 30, 2014.
In connection with the senior convertible notes issued in December 2013 and June 2014 as discussed in Note 5, we entered into privately negotiated convertible note hedge and warrant transactions. Assuming full performance by the counterparties, these instruments are designed to effectively reduce our potential payout over the principal amount on the senior convertible notes upon conversion. Refer to Note 5 for additional information.

8. FAIR VALUE MEASUREMENTS

The following table summarizes the financial instruments measured at fair value on a recurring basis as classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

	As of June 30, 2014				As of December 31, 2013
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap assets	$—	$0.1	$—	$0.1	$—	$2.6	$—	$2.6
Interest rate swap liabilities	—	(8.0)	—	(8.0)	—	(2.6)	—	(2.6)
Currency forward contract assets	0.8	—	—	0.8	0.7	—	—	0.7
Currency forward contract liabilities	(0.9)	—	—	(0.9)	(11.5)	—	—	(11.5)
Cross currency swaps asset (liabilities)	—	3.8	—	3.8	—	(2.4)	—	(2.4)
Note hedge derivative asset (see Note 5)	—	—	—	—	—	514.8	—	514.8
Conversion option derivative liability (see Note 5)	—	—	—	—	—	(506.5)	—	(506.5)
Warrant derivative liability (see Note 5)	—	—	—	—	—	(270.5)	—	(270.5)
Contingent consideration liabilities	—	—	(32.2)	(32.2)	—	—	(35.2)	(35.2)
Total	$(0.1)	$(4.1)	$(32.2)	$(36.4)	$(10.8)	$(264.6)	$(35.2)	$(310.6)

There were no transfers into or out of Level 1, Level 2 or Level 3 financial instruments during the three and six month periods ended June 30, 2014.

The following table summarizes changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the six months ended June 30, 2013 and 2014:

In millions	Contingent Consideration Related to Acquisitions
Balance, December 31, 2012	$(24.9)
Total unrealized losses included in earnings (1)	(2.7)
Balance, June 30, 2013	$(27.6)
Balance December 31 2013	$(35.2)
Total unrealized losses included in earnings (1)	(1.2)
Payments of contingent consideration	4.2
Balance, June 30, 2014	$(32.2)
The amount of total losses for the six months ended June 30, 2013 included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(2.7)
The amount of total losses for the six months ended June 30, 2014 included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(1.2)
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

The following table presents the carrying amount and estimated fair value of our outstanding short-term debt, long-term debt and capital lease obligations as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014		As of December 31, 2013
In millions	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Total debt and capital lease obligations	$5,394.9	$4,937.8	$3,576.2	$2,681.2
__________________________

(1)
Fair value of our debt, excluding our 2018, 2020 and 2021 Notes, is calculated using a discounted cash flow model with consideration for our non-performance risk (Level 3 assumptions). The estimated fair value of our 2018, 2020 and 2021 Notes were based on broker quotations (Level 1). The estimated fair value of our solar energy system debt related to sale-leasebacks is significantly lower than the carrying value of such debt because the fair value estimate is based on the fair value of our fixed lease payments over the term of the leases (Level 3 assumptions). Under real estate accounting, this debt is recorded as a financing obligation, and substantially all of our lease payments are recorded as interest expense with little to no reduction in our debt balance over the term of the lease. As a result, our outstanding sale-leaseback debt obligations will generally result in a one-time gain recognition at the end of the leases for the full amount of the debt. The timing difference between expense and gain recognition will result in increased expense during the term of the leases with a book gain at the end of the lease.

9. LOSS PER SHARE

For the three month periods ended June 30, 2014 and 2013, basic and diluted loss per share (“EPS”) were calculated as follows:

	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to SunEdison stockholders	$(41.2)	$(41.2)	$(102.9)	$(102.9)
Adjustment for net income attributable to redeemable interest holder	(0.4)	(0.4)	—	—
Adjustment of redeemable noncontrolling interest	—	—	(2.0)	(2.0)
Adjusted net loss to SunEdison stockholders	$(41.6)	$(41.6)	$(104.9)	$(104.9)

EPS Denominator:
Weighted-average shares outstanding	268.2	268.2	231.7	231.7
Loss per share	$(0.16)	$(0.16)	$(0.45)	$(0.45)

For the six month periods ended June 30, 2014 and 2013, basic and diluted EPS were calculated as follows:

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to SunEdison stockholders	$(654.8)	$(654.8)	$(192.3)	$(192.3)
Adjustment for net income attributable to redeemable interest holder	(3.6)	(3.6)	—	—
Adjustment of redeemable noncontrolling interest	—	—	(4.4)	(4.4)
Adjusted net loss to SunEdison stockholders	$(658.4)	$(658.4)	$(196.7)	$(196.7)

EPS Denominator:
Weighted-average shares outstanding	267.7	267.7	231.5	231.5
Loss per share	$(2.46)	$(2.46)	$(0.85)	$(0.85)

For the three and six month periods ended June 30, 2014 and 2013, the numerator of the EPS calculation included the amount recorded to adjust a redeemable noncontrolling interest balance to redemption value.  For the three and six month periods ended June 30, 2014, the numerator of the EPS calculation was reduced by the holder’s share of the net income of certain subsidiaries as a result of the Share Sale Agreement entered into with the noncontrolling interest holder. Similar adjustments will be required through October 15, 2014, when we will have repurchased all of the holder’s shares.

Weighted-average shares outstanding for the three and six month periods ended June 30, 2014 includes the impact of the issuance of 34,500,000 shares of common stock on September 18, 2013 in a registered public offering.

For the three and six months ended June 30, 2014 and 2013, all options to purchase our stock and restricted stock units and the Conversion Options and Warrants associated with the convertible senior notes (see Note 5) were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the respective periods.

10. STOCKHOLDERS' EQUITY

At our annual stockholders meeting on May 29, 2014, our stockholders approved an amendment to our Restated Certificate of Incorporation to increase the authorized number of shares of common stock to 700 million shares.

The following table presents the change in total stockholders' equity for the six month period ended June 30, 2014:

In millions	SunEdison Stockholders’ Equity	Noncontrolling Interests	Total
Balance, January 1, 2014	$232.2	$109.0	$341.2
Net loss	(654.8)	(12.4)	(667.2)
Other comprehensive income, net of tax	18.8	(0.1)	18.7
Acquired noncontrolling interests	—	4.1	4.1
Stock plans, net	16.2	—	16.2
Acquisition of noncontrolling interest in MKC (see Note 17)	43.4	(43.4)	—
SSL IPO (see Note 17)	(183.6)	368.9	185.3
Acquisition of SMP Ltd. (see Note 4)	—	51.2	51.2
Net contributions from noncontrolling interests	—	26.7	26.7
Reclassification of conversion options, warrants and note hedges related to the 2018/2021 Notes (see Note 5)	761.7	—	761.7
Recognition of conversion options, warrants and note hedges related to the 2020 Notes (see Note 5)	124.2	—	124.2
Balance, June 30, 2014	$358.1	$504.0	$862.1

Stock-Based Compensation

We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors and consultants. As of June 30, 2014, there were 15.7 million shares remaining available for future grant under these plans.

The following table presents information regarding outstanding stock options of SunEdison, Inc. as of June 30, 2014 and changes during the six month period then ended:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	23,742,764	$6.64
Granted	67,500	16.00
Exercised	(877,108)	8.39
Forfeited	(316,393)	4.21
Expired	(15,124)	8.27
Outstanding at June 30, 2014	22,601,639	$6.62	$366.5	8
Options exercisable at June 30, 2014	7,750,297	$8.72	$114.8	6

The weighted-average grant-date fair value per share of options granted was $7.39 and $2.25 for the six month periods ended June 30, 2014 and 2013, respectively.

The following table presents information regarding outstanding restricted stock units SunEdison, Inc. as of June 30, 2014 and changes during the six month period then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	4,038,782
Granted	3,476,700
Converted	(1,211,202)
Forfeited	(309,123)
Outstanding at June 30, 2014	5,995,157	$135.5	2

The weighted-average fair value of restricted stock units per share on the date of grant was $18.10 and $4.58 for the six month periods ended June 30, 2014 and 2013, respectively.

During the three month period ended June 30, 2014, we awarded 1,120,000 restricted share units, subject to achieving certain market conditions based on the Company’s stock price, to senior executives, including our CEO. The restricted share units will vest ratably on the anniversary date in 2017 and 2018 of achieving a $35.00 per share stock price for 30 consecutive trading days on or prior to June 30, 2016, or a $50.00 per share stock price for 30 consecutive trading days on or prior to June 30, 2018. Achievement of a $50.00 per share stock price for 30 consecutive trading days on or prior to June 30, 2016 will result in a 50% share multiplier for the CEO award and a 25% share multiplier for all remaining awards. If the individual stock price hurdles are not met by the dates specified above, the awards will be cancelled. The grant date fair value of these awards was $18.4 million which will be recognized as compensation cost on a straight line basis over the service period. The grant date fair value of these awards was calculated using a probabilistic approach under a Monte Carlo simulation taking into consideration volatility, interest rates and expected term. The target stock prices were not met as of June 30, 2014.

In connection with the formation of TerraForm, certain employees of ours who will perform services for TerraForm were granted equity incentive awards under the SunEdison Yieldco, Inc. 2014 Second Amended and Restated Long-Term Incentive Plan in the form of restricted shares of TerraForm. These awards have a total valuation of $2.8 million, with some awards vesting ratably over three years from the grant date, while others vest on a schedule that is conditioned upon the completion of the initial public offering. An immaterial amount of expense was recognized during the three and six month periods ended June 30, 2014 related to these awards.

In connection with the SSL initial public offering, SSL filed a registration statement to register the issuance of an aggregate of 11,000,000 ordinary shares reserved for issuance under the equity incentive plan adopted immediately prior to the initial public offering. As of June 30, 2014, there were 8.0 million shares remaining available for future grant under this plan. The total grant date fair value of the awards granted under SSL's equity incentive plan during the second quarter of 2014 granted was $30.0 million. An immaterial amount of expense was recognized during the three and six month periods ended June 30, 2014 related to these awards.

Stock-based compensation expense for the three month periods ended June 30, 2014 and 2013 was $5.8 million and $6.6 million, respectively. For the six month periods ended June 30, 2014 and 2013, stock based compensation expense was $14.4 million and $13.8 million, respectively.

11. COMPREHENSIVE LOSS

Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive loss includes foreign currency translations, gains (losses) on available-for-sale securities, gains (losses) on hedging instruments and pension adjustments.

The following tables present the changes in each component of accumulated other comprehensive loss, net of tax:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Available-for-sale securities
Beginning balance	$—	$(8.2)	$—	$(7.6)
Other comprehensive income before reclassifications	—	0.7	—	0.1
Amounts reclassified from other comprehensive loss	—	—	—	—
Other comprehensive income(2)	—	0.7	—	0.1
Balance at June 30	$—	$(7.5)	$—	$(7.5)

Foreign currency translation adjustments (1)
Beginning balance	$(18.7)	$(0.8)	$(20.0)	$32.3
Other comprehensive income (loss) before reclassifications	9.7	(16.7)	11.0	(49.8)
Amounts reclassified from other comprehensive loss(5)	36.4	—	36.4	—
Other comprehensive income (loss)(2)	46.1	(16.7)	47.4	(49.8)
Balance at June 30	$27.4	$(17.5)	$27.4	$(17.5)

Cash flow hedges
Beginning balance	$(3.0)	$(3.7)	$(12.4)	$(4.3)
Other comprehensive income (loss) before reclassifications	(1.7)	(15.7)	7.7	(15.1)
Amounts reclassified from other comprehensive loss(4)	(0.4)	(0.4)	(0.4)	(0.4)
Other comprehensive income (loss)(2)	(2.1)	(16.1)	7.3	(15.5)
Balance at June 30	$(5.1)	$(19.8)	$(5.1)	$(19.8)

Benefit plans
Beginning balance	$(26.9)	$(60.2)	$(27.6)	$(60.2)
Other comprehensive income before reclassifications	—	—	0.8	—
Amounts reclassified from other comprehensive loss(3)	(0.2)	—	(0.3)	—
Other comprehensive income (loss)(2)	(0.2)	—	0.5	—
Balance at June 30	(27.1)	(60.2)	(27.1)	(60.2)

Accumulated other comprehensive loss at June 30	$(4.8)	$(105.0)	$(4.8)	$(105.0)
__________________________

(1)	Excludes foreign currency translation adjustments as it relates to noncontrolling interests. Refer to the condensed consolidated statements of comprehensive loss.

(2)
Total other comprehensive income (loss) was $7.4 million and $(32.1) million for the three month period ended June 30, 2014 and 2013, respectively, and $18.8 million and $(65.2) million for the six month periods ended June 30, 2014 and 2013, respectively.

(3)
Amounts reclassified from accumulated other comprehensive loss related to pension plans for amortization of prior service costs/credits and net actuarial gains/losses are classified in marketing and administration expense in the condensed consolidated statements of operations.

(4)
Amounts reclassified from accumulated other comprehensive loss related to cash flow hedges for realized losses on interest rate derivatives are classified in interest expense in the condensed consolidated statements of operations.

(5)
Amounts reclassified from accumulated other comprehensive loss to noncontrolling interest related to net SSL currency translation adjustment attributable to noncontrolling interests. See Note 17 for a description of the SSL IPO transaction. This reclassification is not reflected in the condensed consolidated statements of operations.

12. INCOME TAXES

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

The process for calculating income tax expense (benefit) includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The income tax expense in the three and six month periods ended June 30, 2014 is associated with the result of the worldwide operational earnings mix at various rates, a reduction of the valuation allowance on certain deferred tax assets of $29.6 million due to the ability to realize those benefits in the future, and the establishment of deferred taxes related to certain convertible note transactions. The reduction of the valuation allowance and establishment of deferred taxes related to certain convertible note transactions were recorded in the three month period ended June 30, 2014. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and the expected impact of tax planning strategies. Our total deferred tax assets, net of valuation allowance, as of June 30, 2014 and December 31, 2013, were $103.0 million and $65.7 million, respectively. We believe that it is more likely than not, based on our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets which have not been offset by a valuation allowance at June 30, 2014.

We are subject to income taxes in the United States and numerous foreign jurisdictions. From time to time, we are subject to income tax audits in these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total accrual for uncertain tax positions was $17.2 million and $17.1 million as of June 30, 2014 and December 31, 2013, respectively.

The undistributed earnings of a substantial number of our foreign subsidiaries are not expected to be remitted to the U.S. parent corporation in the foreseeable future. The impact of the undistributed earnings that are currently expected to be remitted to the U.S. parent corporate in the foreseeable future is not material to the consolidated financial statements and would be fully offset by valuation allowances. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Of our cash and cash equivalents and cash committed for construction projects as of June 30, 2014, $508.6 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects.

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

13. VARIABLE INTEREST ENTITIES

Twelve VIEs in solar energy related entities were consolidated as of June 30, 2014. The carrying amounts and classification of our consolidated VIEs' assets and liabilities included in our condensed consolidated balance sheet are as follows:

In millions	As of June 30, 2014	As of December 31, 2013
Current assets	$351.8	$274.1
Noncurrent assets	285.5	167.2
Total assets	$637.3	$441.3
Current liabilities	$26.6	$22.0
Noncurrent liabilities	448.3	275.4
Total liabilities	$474.9	$297.4

The amounts shown in the table above exclude intercompany balances, which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources. There are two material consolidated VIEs for which we determined we were not the primary beneficiary.

14. REVENUE AND PROFIT DEFERRALS

Deferred revenue consists of the following:

In millions	As of June 30, 2014	As of December 31, 2013
Deferred revenue:
Short-term profit deferrals	$121.9	$154.7
Long-term profit deferrals	101.4	68.9
Deferred subsidy revenue	22.2	21.1
Total deferred revenue	$245.5	$244.7

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

15. COMMITMENTS AND CONTINGENCIES

Purchase Obligations

We maintain long-term agreements with multiple suppliers in connection with the purchase of certain raw materials and long-term agreements with multiple subcontractors to manufacture solar wafers for us.

As part of our 2011 Global Plan, we provided notice to several of our vendors with whom we had long-term supply contracts that we would no longer be fulfilling our purchase obligations. In connection with the restructuring, we recorded significant restructuring liabilities associated with the estimated settlements arising from these actions based on management's best estimates of the ultimate outcome of these contract resolutions at that time. As of June 30, 2014, we have recorded total liabilities of $29.7 million associated with the estimated settlements arising from these purchase obligations with multiple vendors, all of which is recorded as long-term other liabilities in our condensed consolidated balance sheet. The amount accrued as of June 30, 2014 represents our best estimate of the probable amounts to settle all of our purchase obligations based on presently known information, which involve the use of assumptions requiring significant judgment. We estimate the range of reasonably possible losses to be up to $156.6 million, inclusive of the Wacker claims discussed below in the legal proceedings section. These estimates include the contractual terms of the agreements, including whether or not there are fixed volumes and/or fixed prices. In addition, under certain contracts, the counterparty may have a contractual obligation to sell the materials to mitigate their losses. We also included in our estimate of losses consideration around whether we believe the obligation will be settled through arbitration, litigation or commercially viable alternative resolutions or settlements. We intend to vigorously defend ourselves against any arbitration or litigation. Due to the inherent uncertainties of arbitration and litigation, we cannot predict the ultimate outcome or resolution of such actions. The actual amounts ultimately settled with these vendors could vary significantly, which could have a material adverse impact on our business, results of operations and financial condition.

Contingent Consideration

As of June 30, 2014, liabilities for contingent consideration were recorded and are outstanding in connection with three acquisitions. The liability recognized under these arrangements was $32.2 million as of June 30, 2014, representing the estimated fair value of these obligations. Of the $32.2 million liability, $11.8 million is recorded in accrued liabilities and $20.4 million is recorded as a long-term liability in other liabilities. The aggregate maximum payouts which could occur under these arrangements is $59.5 million in the form of cash and equity. Any future revisions to the fair value of the contingent consideration associated with business combinations outside of the measurement period, which could be material, will be recorded to the condensed consolidated statement of operations.

Indemnifications

We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of June 30, 2014.

We generally warrant the operation of our solar energy systems for a period of time. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of historical material warranty claims and expected future claims, we have recorded an immaterial warranty accrual related to solar energy systems as of June 30, 2014. We may also indemnify our customers for tax credits and feed in tariffs associated with the systems we construct and then sell, including sale leasebacks. During the three and six month periods ended June 30, 2014, the additional payments, net of recoveries, under the terms of the lease agreements to indemnify our sale leaseback customers for shortfalls in amounts approved by the U.S. Treasury Department related to Grant in Lieu program tax credits were not material. We are working with our sale leaseback customers and the U.S. Treasury Department to recover these shortfalls. Based on current information, we are unable to estimate additional exposures to the indemnification of tax credits and feed in tariffs.

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

PBGC Notice

We received a notice from the Pension Benefit Guaranty Corporation (“PBGC”) in May 2014 that it intends to require an additional contribution to our U. S. pension plan under ERISA section 4062(e), which was transferred to SSL upon the completion of the SSL initial public offering. We have not received a formal assessment or concluded the negotiation process with the PBGC. On July 8, 2014, the PBGC announced a moratorium through the end of 2014 on the enforcement of 4062(e) cases. Therefore, we have not yet made any modifications to our U.S. pension plan assets. The U.S. pension plan was in an overfunded status on a U.S. GAAP basis as of December 31, 2013, and we have not recorded any additional amounts to fund the pension plan as a result of the PBGC notice because we believe the overfunded amount is sufficient to cover the request for contribution by the PBGC. We do not expect any final resolution with the PBGC to have a material impact on our financial condition or results of operations.

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

On June 1, 2009, an amended class action complaint was filed by Mr. Jones and another purported participant of the Plan, Manuel Acosta, which raised substantially the same claims and was based on substantially the same allegations as the original complaint. However, the amended complaint changed the period of time covered by the action, purporting to be brought on behalf of beneficiaries of and/or participants in the Plan from June 13, 2008 through the present, inclusive. The amended complaint seeks unspecified monetary damages, including losses the participants and beneficiaries of the Plan allegedly experienced due to their investment through the Plan in SunEdison's stock, equitable relief and an award of attorney's fees. No class has been certified and discovery has not begun. The company and the named directors and employees filed a motion to dismiss the complaint, which was fully briefed by the parties as of October 9, 2009. The parties each subsequently filed notices of supplemental authority and corresponding responses. On March 17, 2010, the court denied the motion to dismiss. The SunEdison defendants filed a motion for reconsideration or, in the alternative, certification for interlocutory appeal, which was fully briefed by the parties as of June 16, 2010. The parties each subsequently filed notices of supplemental authority and corresponding responses. On October 18, 2010, the court granted the SunEdison defendants' motion for reconsideration, vacated its order denying the SunEdison defendants' motion to dismiss, and stated that it would revisit the issues raised in the motion to dismiss after the parties supplement their arguments. Both parties filed briefs supplementing their arguments on November 1, 2010. On June 28, 2011, Mr. Jones filed a notice of voluntary withdrawal from the action, and the court subsequently entered an order withdrawing Mr. Jones as one of the plaintiffs in this action. The parties each have continued to file additional notices of supplemental authority and responses thereto. On September 27, 2012, the SunEdison defendants moved for oral argument on their pending motion to dismiss, and Mr. Acosta joined in the SunEdison defendants' motion for oral argument on October 9, 2012. On March 24, 2014, the court granted our motion to dismiss but the plaintiffs filed, and the court in April 2014 granted, a motion to stay entry of final judgment pending a Supreme Court decision in a case that could have implications in this matter. That Supreme Court case was decided in June 2014, and the plaintiffs filed a motion for reconsideration with the district court, based on that Supreme Court decision. We believe that we continue to have good reason for a dismissal and intend to vigorously defend this motion.

Wacker Chemie AG v. SunEdison, Inc.

On December 20, 2012, Wacker Chemie AG (“Wacker”) filed a notice of arbitration with the Swiss Chambers’ Arbitration Institution (the “SCAI”) against the company, requesting the resolution of a dispute arising from two agreements and a subsequent settlement agreement entered into between Wacker and the company. Following a hearing before the Arbitral Tribunal where procedural matters were established by the SCAI pursuant to the parties’ agreement, on September 27, 2013, Wacker filed a complete statement of claim. In the statement of claim, Wacker alleges that we failed to comply with its contractual obligations, in particular that we failed to take or pay for certain quantities of polycrystalline silicon as required under the settlement agreement. Wacker claims a payment of 22.8 million euro plus interest for the payment of outstanding invoices and an amount of 68.6 million euro for damages it claims as a result of the alleged breach by the company through August 2013, and an amount of approximately 23.6 million euro (yet to be determined) for damages it claims as a result of the alleged breach by the company for the months of September, October, November and December 2013, plus interest thereon. These amounts are included in the estimated range of reasonably possible losses as discussed above in the purchase obligations section. We filed our statement of defense on January 10, 2014. Wacker filed its Statement of Reply and Answer to Counterclaim on April 11, 2014.  We filed our Rejoinder and Reply on Counterclaim on June 27, 2014.  The hearing is scheduled for October 2014 with a simultaneous post-hearing briefing to follow. We intend to vigorously defend this action.

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

16. REPORTABLE SEGMENTS

We are organized by end market, with two business segments: Solar Energy and Semiconductor Materials. Our Solar Energy segment provides solar energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market for our customers. Our Solar Energy segment also owns and operates solar power plants, both developed internally and acquired through third party acquisitions, that sell electricity through long-term power purchase agreements to utility, commercial, and residential customers. Our Solar Energy segment also manufactures polysilicon, silicon wafers and solar modules to support our downstream solar business, as well as for sale to external customers as market conditions dictate. Our Semiconductor Materials segment includes the development, production and marketing of semiconductor silicon wafers as the base material for the production of semiconductor devices.

Effective January 1, 2014, in connection with the plan to divest a minority ownership of SSL, the subsidiary formed to own our Semiconductor Materials business, through an initial public offering (the "SSL IPO"), we made the following changes in our internal financial reporting in order to align our reporting with the organizational and management structure established to manage the Semiconductor Materials segment as a standalone SEC registrant:

•
Reclassification of certain corporate costs and expenses. Prior to January 1, 2014, costs and expenses related to certain research and development and marketing activities were not allocated to the Solar Energy or Semiconductor Materials segments. These costs, as well as general corporate marketing and administrative costs, substantially all of our stock compensation expense, research and development administration costs, legal professional services and related costs, and other items were not directly attributable nor evaluated by segment and thus were included in a "Corporate and other" caption in our disclosures of financial information by reportable segment. Effective January 1, 2014, these costs and expenses have been specifically identified with the Solar Energy or Semiconductor Materials segments, and our internal financial reporting structure has been revised to reflect the results of the Solar Energy and Semiconductor Materials segments on this basis.

•
Reclassification of the results for the company's polysilicon operations in Merano, Italy from the Solar Energy segment to the Semiconductor Materials segment. Prior to January 1, 2014, the Merano polysilicon operations were included in the results of the Solar Energy segment. Upon the effective date of the SSL IPO, the Merano polysilicon operations were transferred to the Semiconductor Materials segment. Thus, effective January 1, 2014, the Merano polysilicon operations have been managed by the management of the Semiconductor Materials segment, and the results of the Merano polysilicon operations have been reported on this basis in our internal financial reporting.

As a result of these changes to our internal financial reporting structure, we determined that such changes should also be reflected in the reportable segments data disclosed in our consolidated financial statements, in accordance with FASB ASC Topic 280, Segment Reporting. The following information has been presented on this basis for all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2014	2013	2014	2013
Net sales:
Solar Energy	$431.6	$161.2	$772.3	$373.6
Semiconductor Materials	214.6	240.1	420.4	471.3
Consolidated net sales	$646.2	$401.3	$1,192.7	$844.9
Operating income (loss):
Solar Energy	$(109.7)	$(38.5)	$(170.6)	$(66.0)
Semiconductor Materials	1.0	(8.1)	(16.2)	(14.1)
Consolidated operating loss	$(108.7)	$(46.6)	$(186.8)	$(80.1)
Interest expense:
Solar Energy	$92.6	$34.5	$160.0	$81.8
Semiconductor Materials	1.5	0.1	1.7	0.3
Consolidated interest expense	$94.1	$34.6	$161.7	$82.1
Depreciation and amortization:
Solar Energy	$62.0	$32.0	$95.7	$63.5
Semiconductor Materials	29.8	29.0	58.1	58.3
Consolidated depreciation and amortization	$91.8	$61.0	$153.8	$121.8
Capital expenditures:
Solar Energy (1)	$377.9	$82.4	$704.8	$130.0
Semiconductor Materials	22.3	31.5	41.9	62.1
Consolidated capital expenditures	$400.2	$113.9	$746.7	$192.1
__________________________

(1)
Includes construction of solar energy systems of $325.3 million and $75.1 million in the three month periods ended June 30, 2014 and 2013, respectively, and construction of solar energy systems of $651.7 million and $122.5 million in the six month periods ended June 30, 2014 and 2013, respectively.

All Segments

Segment operating loss for the three and six month periods ended June 30, 2014 reflects a change in the average effective intercompany selling price for polysilicon supplied by the Solar Energy segment to the Semiconductor Materials segment from $55 per kilogram to $30 per kilogram which was effective January 1, 2014.

Solar Energy

During the three and six month periods ended June 30, 2013, we recognized revenue of $25.0 million as a result of the amendment of the Tainergy long-term solar wafer supply agreement. There was no such revenue in the three or six month periods ended June 30, 2014. See Note 14.

17. INITIAL PUBLIC OFFERING OF SUNEDISON SEMICONDUCTOR LIMITED

Initial Public Offering and Related Transactions

On May 28, 2014, we completed the underwritten initial public offering of 8,280,000 ordinary shares of SSL, our Semiconductor Materials business, at a price to the public of $13.00 per share. All of the shares in the offering were sold by SSL, including 1,080,000 ordinary shares sold to the underwriters pursuant to the underwriters’ exercise in full of their option to purchase additional shares. SSL received net proceeds of approximately $98.2 million, after deducting underwriting discounts and commissions and related offering costs of $9.4 million. The shares of SSL began trading on the NASDAQ Global Select Market on May 22, 2014 under the ticker symbol “SEMI.”

Private Placements and Related Transactions

Concurrently with the SSL IPO, SFC and Samsung Electronics Co., Ltd. ("SECL") purchased $93.6 million and $31.5 million, respectively, of SSL’s ordinary shares in separate private placements at $13.00 per share, resulting in the issuance of 9,625,578 ordinary shares. As discussed in Note 4, SFC is our partner in SMP. SECL is one of SSL’s customers and the owner of a noncontrolling interest in MEMC Korea Company ("MKC"), a consolidated subsidiary. As consideration for the issuance of the ordinary shares, (i) SFC made an aggregate cash investment in SSL of $93.6 million, resulting in net proceeds of $87.3 million to SSL after deducting private placement commissions, and (ii) SECL transferred to SSL its 20% interest in MKC, at which time SSL obtained a 100% interest in MKC.

Additionally, on May 28, 2014, we acquired from SFC an approximate 35% interest in SMP for a cash purchase price of 144 billion South Korean won (approximately $140.7 million). Prior to the completion of the Semiconductor IPO, SunEdison contributed this approximate 35% interest in SMP to SSL. As a result, on a consolidated basis, we own an approximate 85% interest in SMP, and thus SMP's results are included in our consolidated financial statements from May 28, 2014 onwards.

Capital Structure

Upon completion of the SSL IPO and the foregoing transactions, we owned ordinary shares representing 56.8% of SSL’s outstanding ordinary shares, the Samsung entities owned ordinary shares representing 23.1% of SSL’s outstanding ordinary shares and purchasers of SSL’s shares in the SSL IPO owned ordinary shares representing 20% of SSL’s outstanding ordinary shares. SSL continues to be a consolidated entity, with a noncontrolling interest reported from May 28, 2014 onwards.

18. INITIAL PUBLIC OFFERING OF TERRAFORM POWER, INC.

Initial Public Offering and Related Transactions
On July 23, 2014, we completed the underwritten initial public offering of 23,074,750 Class A shares of TerraForm, our yieldco subsidiary, at a price to the public of $25.00 per share (the “TerraForm IPO”). All of the shares in the offering were sold by TerraForm, including 3,009,750 Class A shares sold to the underwriters pursuant to the underwriters’ exercise in full of their option to purchase additional shares. TerraForm received net proceeds of approximately $527.3 million, after deducting underwriting discounts, structuring fee commissions and related offering costs. The shares of TerraForm began trading on the NASDAQ Global Select Market on July 18, 2014 under the ticker symbol “TERP.”
Private Placements and Related Transactions
Concurrently with the TerraForm IPO, Altai Capital Master Fund, Ltd. and Everstream Opportunities Fund I, LLC purchased $45.0 million and $20.0 million, respectively, of Class A shares in separate private placements at $25.00 per share, resulting in the issuance of 2,600,000 ordinary shares.
Also concurrently with the TerraForm IPO, TerraForm acquired Imperial Valley Solar 1 Holdings II, LLC, which owns the Mt. Signal project, from Silver Ridge Power, LLC ("Silver Ridge") in exchange for consideration consisting of (i)5,840,000 Class B1 units (and a corresponding number of shares of Class B1 common stock) equal in value to $146.0 million, which Silver Ridge distributed to R/C US Solar Investment Partnership, L.P. (“Riverstone”), and (ii) 5,840,000 Class B units of TerraForm Power, LLC (and a corresponding number of shares of Class B common stock) equal in value to $146.0 million, which Silver Ridge distributed to SunEdison. See Note 19 for further details.
Capital Structure
Upon completion of the TerraForm IPO and the foregoing transactions, including the underwriters’ exercise of the overallotment option, we owned membership units representing 63.9% of the economic interest in the business, Altai Capital Master Fund, Ltd. and Everstream Opportunities Fund I, LLC owned membership units representing 1.8% and 1.7% of the economic interest in the business, respectively, Riverstone owned membership units representing 5.8% of the economic interest in the business and public purchasers of TerraForm’s shares in the TerraForm IPO owned membership units representing 22.8% of the economic interest in the business. The remaining ownership interest was granted to executive officers, directors, and employees as share-based compensation. Each share of TerraForm's Class A common stock and Class B1 common stock entitle its holder to one vote on all matters to be voted on by stockholders generally. Each share of Class B common stock entitles its holder to 10 votes on matters presented to TerraForm's stockholders generally. As the holder of all of TerraForm's outstanding Class B common stock, we will control a majority of the vote on all matters submitted to a vote of stockholders for the foreseeable future. TerraForm continues to be a consolidated entity, with a noncontrolling interest reported from July 23, 2014 onwards.
Financing Arrangements

Concurrently with the completion of the TerraForm IPO, Terra Operating LLC entered into a $140.0 million revolving line of credit (the "TerraForm Revolver") and a $300.0 million term loan (the "TerraForm Term Loan", and together, the "TerraForm Credit Facilities"). The TerraForm Term Loan will mature on the five year anniversary and the TerraForm Revolver will mature on the three year anniversary of the funding date of the TerraForm Term Loan. The full amount of the TerraForm Term Loan was borrowed upon closing. All outstanding amounts under the TerraForm Credit Facilities bear interest at a rate per annum equal to, at Terra Operating LLC’s option, either (a) a base rate plus 2.75% or (b) a reserve adjusted eurodollar rate plus 3.75%. For the TerraForm Term Loan, the base rate will be subject to a “floor” of 2.00% and the reserve adjusted eurodollar rate will be subject to a “floor” of 1.00%. Also concurrently with the completion of the TerraForm IPO, TerraForm repaid the $400.0 million outstanding balance and related accrued interest on the existing Acquisition Facility which had been entered into on February 28, 2014, as amended on May 15, 2014, and repaid $47.0 million in other project level indebtedness.
19. SUBSEQUENT EVENTS

On July 2, 2014, pursuant to the Acquisition Agreement (the “Acquisition Agreement”) dated June 16, 2014, we completed the acquisition of 50% of the outstanding limited liability company interests of Silver Ridge Power, LLC (“SRP”) from AES US Solar, LLC (“AES Solar”), a subsidiary of The AES Corporation, for total cash consideration of $178.6 million. The remaining 50% of the outstanding limited liability company interests of SRP will continue to be held by Riverstone.

Through our acquisition of this interest in SRP, we acquired 50% of (i) 336 MW of solar power plant operating projects and (ii) a 40% interest in CSOLAR IV West, LLC (“CSolar”), which is currently developing a 183 MW solar power facility with an executed power purchase agreement in place with a high-credit utility off-taker. SRP’s solar power plant operating projects include the Mt. Signal solar project located in California (“Mt. Signal”), a 266 MW solar power generating facility which has a power purchase agreement with a high-credit utility off-taker, and which has a FERC-approved rate schedule to make sales of energy, capacity and ancillary services at market-based rates.

In addition, we also obtained the right, but not an obligation, to acquire AES Solar’s 50% interest in a portfolio of projects located in Italy prior to August 31, 2015 for a purchase price of $42.0 million, subject to certain specified adjustments. We also assumed responsibility for operations and management and asset management for SRP’s entire projects portfolio.

Concurrently with entry into the Acquisition Agreement, we also entered into a Master Transaction Agreement (the “MTA”) with Riverstone. Pursuant to the MTA, concurrently with the closing of the TerraForm IPO, SRP contributed Mt. Signal to the operating entity of TerraForm in exchange for total consideration valued at $292.0 million.

Pursuant to the MTA, concurrently with the closing of the TerraForm IPO, the parties also entered into a purchase and sale agreement with respect to CSolar. The purchase and sale agreement provides that, following completion of CSolar, which is expected in 2016, and subject to customary closing conditions and receipt of regulatory approvals, we will acquire Riverstone’s share of SRP’s interest in CSolar. Thereafter, we intend to contribute 100% of SRP’s 40% interest in CSolar to TerraForm.

In addition, concurrently with the closing of the TerraForm IPO, pursuant to the MTA, we entered into separate purchase and sale agreements to acquire Riverstone’s share of SRP’s interests in certain of SRP’s overseas operating projects in France and Italy for a total purchase price of $142.0 million, subject to purchase price adjustments. We will determine in the future whether these projects will be held on our balance sheet or, subject to Riverstone’s consent, sold to third parties.

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

On May 28, 2014, we completed the underwritten initial public offering of 8,280,000 ordinary shares of SunEdison Semiconductor Limited (“SSL”), our semiconductor materials business. The shares of SSL began trading on the NASDAQ Global Select Market on May 22, 2014 under the ticker symbol “SEMI.” We believe this structure will allow each independent company to pursue its own strategies, focus on its key markets and customers, optimize its capital structure and enhance its access to capital in the future. We continue to include SSL in our consolidated results.

On July 23, 2014, we completed the underwritten initial public offering of 23,074,750 Class A shares of TerraForm Power, Inc. ("TerraForm"), our yieldco subsidiary. The shares of TerraForm began trading on the NASDAQ Global Select Market on July 18, 2014 under the ticker symbol “TERP.” We believe this structure will allow us to capture additional retained value from our solar energy projects and to secure lower cost of capital. We will continue to include TerraForm in our consolidated results subsequent to the initial public offering.

During the second quarter of 2014, we continued execution of a strategic plan for the ongoing operation of our businesses designed to continue to improve our performance and address the challenges within our industries. Our business strategy is designed to address the most significant opportunities and challenges facing the company, including:

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

Effective January 1, 2014, in contemplation of the SSL IPO, we made the following changes in our internal financial reporting in order to align our reporting with the organizational and management structure established to manage the Semiconductor Materials segment as a standalone SEC registrant:

•
Reclassification of certain corporate costs and expenses. Prior to January 1, 2014, costs and expenses related to certain research and development and marketing activities were not allocated to the Solar Energy or Semiconductor Materials segments. These costs, as well as general corporate marketing and administrative costs, substantially all of our stock compensation expense, research and development administration costs, legal professional services and related costs, and other items were not directly attributable nor evaluated by segment and thus were included in a "Corporate and other" caption in our disclosures of financial information by reportable segment. Effective January 1, 2014, these costs and expenses have been specifically identified with the Solar Energy or Semiconductor Materials segments, and our internal financial reporting structure has been revised to reflect the results of the Solar Energy and Semiconductor Materials segments on this basis.

•
Reclassification of the results for the company's polysilicon operations in Merano, Italy from the Solar Energy segment to the Semiconductor Materials segment. Prior to January 1, 2014, the Merano polysilicon operations were included in the results of the Solar Energy segment. Upon the effective date of the SSL IPO, the Merano polysilicon operations was transferred to the Semiconductor Materials segment. Thus, effective January 1, 2014, the Merano polysilicon operations have been managed by the management of the Semiconductor Materials segment, and the results of the Merano polysilicon operations have been reported on this basis in our internal financial reporting.

As a result of these changes to our internal financial reporting structure, we determined that such changes should also be reflected in the reportable segments data disclosed in our consolidated financial statements, in accordance with FASB ASC Topic 280, Segment Reporting.

Solar Energy Segment

During the three month period ended June 30, 2014, Solar Energy segment revenues were recognized for sales of 17 solar energy systems and other solar products totaling 90 megawatts ("MW"). Additionally, during the 2014 second quarter, 164 MW of additional projects were constructed and held on the balance sheet. We currently have 475 MW of solar projects under construction compared to 504 MW as of December 31, 2013. Our projects currently under construction are predominately located in the United States, United Kingdom, South Africa, Canada, and Chile. We continue to evaluate project development opportunities globally. We have a project pipeline of approximately 4.3 gigawatts ("GW") as of June 30, 2014, representing a 0.9 GW increase from the 3.4 GW of project pipeline as of December 31, 2013.

Semiconductor Materials Segment

Net sales and gross margin in our Semiconductor Materials segment decreased in the second quarter of 2014 as compared to the same period in 2013 primarily due to average selling price declines and a decrease in volume. Market conditions remain challenging due to the competitive landscape and the existence of overcapacity in the industry. These challenges were offset in part by a more favorable product mix, more favorable polysilicon costs and continued focus on manufacturing cost reductions. Since the second quarter of 2012, we have been realizing the benefits of our improved productivity through the ramp up of our Ipoh, Malaysia facility and the 2011 Global Plan, which has partially offset the effects of declines in average selling prices. The Semiconductor Materials segment generated positive operating cash flows for the second quarter of 2014.

RESULTS OF OPERATIONS

Net sales by segment for the three and six month periods ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2014	2013	2014	2013
Dollars in millions
Solar Energy	$431.6	$161.2	$772.3	$373.6
Semiconductor Materials	214.6	240.1	420.4	471.3
Total net sales	$646.2	$401.3	$1,192.7	$844.9

Solar Energy Segment Net Sales

Sales of solar energy systems and other solar products totaled 90 MW and 168 MW for the three and six month periods ended June 30, 2014, respectively, compared to 14 MW and 56 MW for the same periods in 2013 while average selling prices increased predominantly due to a more favorable project mix. This change in mix resulted in an average selling price increase of $1.01 and $0.13 per watt for the three and six month periods ended June 30, 2014, respectively, as compared to the same periods in 2013. During the three and six month periods ended June 30, 2014, most solar energy project revenue was related to revenue from the sale of fully developed solar energy systems, whereas in the first and second quarter of 2013 32 MW of the 56 MW were related to engineering, procurement and construction ("EPC") solar energy system revenue. EPC solar system project sales per watt are generally lower than fully developed solar system project sales per watt because we are not directly involved in every phase of the solar energy system design, financing and development.

Net sales for the three and six month periods ended June 30, 2014 also included revenues of $68.5 million and $109.8 million, respectively, from energy production for all solar energy systems owned and retained by us as compared to $35.0 million and $63.8 million in the three and six month periods ended June 30, 2013. Revenue from energy production, excluding expiring governmental subsidies, is expected to increase in the future as we continue to retain and acquire third party solar energy projects.

Net sales for the six month period ended June 30, 2013 include $25.0 million related to revenue recognized as part of the amendment of the long-term solar wafer supply contract with Tainergy (see Note 14 to the condensed consolidated financial statements). There were no similar transactions for the six month period ended June 30, 2014.

Solar Energy segment net sales do not include financing sale-leasebacks with executed contract sales values of $16.2 million and $38.7 million in the three and six month periods ended June 30, 2014, respectively, because these transactions resulted in the retention of assets on our balance sheet along with the related non-recourse debt. Sales contract values for financing sale-leasebacks were $31.3 million and $48.5 million in the three and six month periods ended June 30, 2013, respectively. See "Revenue Recognition" contained in Note 2, "Summary of Significant Accounting Policies," within our 2013 Annual Report on Form 10-K.

Semiconductor Materials Segment Net Sales

Semiconductor Materials net sales decreased for the three months ended June 30, 2014, compared to the same period in 2013, primarily due to semiconductor wafer price and volume decreases. The decreases were the result of competitive pressures arising from softness in the semiconductor industry, only partially offset by a more favorable product mix with higher sales of silicon on insulator wafers. Average selling price decreases occurred primarily in 200mm and 300mm semiconductor wafers.

Semiconductor Materials net sales decreased for the six months ended June 30, 2014, compared to the six months ended June
30, 2013, primarily due to semiconductor wafer price and volume decreases. The decreases were the result of competitive pressures arising from softness in the semiconductor industry. These factors were offset in part by an increase in net sales of intermediate byproducts of polysilicon and scrap wafers. Average selling price decreases occurred primarily in 200mm and
300mm semiconductor wafers.

Cost of goods sold, gross profit and gross margin for the three and six month periods ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Gross Profit	2014	2013	2014	2013
Dollars in millions
Cost of goods sold	$620.4	$352.1	$1,119.7	$746.0
Gross profit	25.8	49.2	73.0	98.9
Gross margin percentage	4.0%	12.3%	6.1%	11.7%

Overall gross margin percentage decreased for the three and six month periods ended June 30, 2014. The Solar Energy segment gross margin for the six months ended June 30, 2014 was lower than the gross margin for the same period in 2013 due primarily to the $25.0 million of revenue recognized on the Tainergy Tech Co., LTD ("Tainergy") contract amendment during the first quarter of 2013. The Solar Energy segment gross margin for the three month period ended June 30, 2014 was lower than the gross margin for the same period in 2013 due to fewer project sales during the period which had system performance and uptime availability guarantees expire for us to recognize revenue which was previously deferred compared to the prior year period. In addition, there were certain cost overruns related to one-time project costs incurred and lower gross margins on the sale of solar energy systems during the period.

Gross profit for our semiconductor materials business decreased for the three and six month periods ended June 30, 2014, compared to the three and six month periods ended June 30, 2013, primarily due to lower average selling prices for our wafers and decreases in volume, offset in part by more favorable polysilicon costs, a more favorable product mix, and continued focus on manufacturing cost reductions.

Marketing and administration costs for the three and six month periods ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Marketing and Administration	2014	2013	2014	2013
Dollars in millions
Marketing and administration	$119.2	$78.8	$229.0	$149.1
As a percentage of net sales	18.4%	19.6%	19.2%	17.6%

The increase in marketing and administration expenses for the three and six month periods ended June 30, 2014 relative to the three and six month periods ended June 30, 2013 was attributable to increases in staffing and certain expenses and non-capitalizable costs incurred in connection with the SSL IPO, the TerraForm IPO, and other growth initiatives. Additional costs were also incurred as a result of our decision to retain rather than sell certain solar energy systems.

Research and development ("R&D") costs for the three and six month periods ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Research and Development	2014	2013	2014	2013
Dollars in millions
Research and development	$18.7	$18.1	$31.6	$35.5
As a percentage of net sales	2.9%	4.5%	2.6%	4.2%

R&D costs consist mainly of product and process development efforts to increase our capabilities in each of our business units. Overall spend on R&D as a percentage of net sales was lower during the three and six month periods ended June 30, 2014 as compared to the prior year periods due to increases in net sales of solar energy systems and energy revenues, areas of our business which are less R&D intensive. The gross decrease in R&D costs in the six month period ended June 30, 2014 as compared to the prior year period is due to decreased R&D headcount and lower spending on testing equipment in our Semiconductor Materials business.

Restructuring and impairment (reversals) charges for the three and six month periods ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Restructuring (Reversals) Charges	2014	2013	2014	2013
Dollars in millions
Restructuring (reversals) charges	$(3.4)	$(1.1)	$(0.8)	$(5.6)

We recorded net restructuring reversals for the three and six month periods ended June 30, 2014 due to favorable revisions to our estimated restructuring liabilities based on actual results differing from our previous estimates related to the restructuring actions associated with our 2011 Global Plan.

Operating income (loss) by segment for the three and six month periods ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Operating Income (loss)	2014	2013	2014	2013
Dollars in millions
Solar Energy	$(109.7)	$(38.5)	$(170.6)	$(66.0)
Semiconductor Materials	1.0	(8.1)	(16.2)	(14.1)
Total operating loss	$(108.7)	$(46.6)	$(186.8)	$(80.1)

During the three and six month periods ended June 30, 2014, we had an operating loss of $108.7 million and $186.8 million, respectively, as compared to an operating loss of $46.6 million and $80.1 million in the comparable periods in 2013. The change in operating loss was the net result of the changes in gross profit dollars and operating costs discussed above and as further described below.

Solar Energy Segment Operating Loss

The increase in the Solar Energy segment operating loss for the three and six month periods ended June 30, 2014 was primarily attributable to the lower solar energy system gross margin and higher marketing and administration expenses, as described above.

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

Semiconductor Materials Segment Operating Income (Loss)

The $9.1 million improvement in operating results for our Semiconductor Materials segment for the three month period ended June 30, 2014 as compared to the same period in the prior year was primarily the result of an increase in restructuring reversals related to our 2011 Global Plan and a decrease in marketing and administration expenses primarily as a result of our decision to consolidate the semiconductor crystal operations announced in February 2014. These decreases were partially offset by a lower gross margin from lower average selling prices for our wafers, decreases in volume and a less favorable product mix.

The increase in operating loss for the Semiconductor Materials segment in the six month period ended June 30, 2014 as compared to the same period in the prior to year was primarily the result of lower restructuring reversals recognized in the current year period.

Non-operating expense (income) for the three and six month periods ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Non-operating Expense (Income)	2014	2013	2014	2013
Dollars in millions
Interest expense	$94.1	$34.6	$161.7	$82.1
Interest income	(5.8)	(0.8)	(8.7)	(1.3)
Loss on convertible notes derivatives, net	47.6	—	499.4	—
Gain on previously held equity investment	(145.7)	—	(145.7)	—
Other, net	3.7	2.4	5.7	3.5
Total non-operating expense (income)	$(6.1)	$36.2	$512.4	$84.3

Interest expense for the three and six month periods ended June 30, 2014 includes $7.1 and $14.2 million, respectively, of coupon interest expense and $11.5 million and $23.0 million, respectively, of non-cash interest expense related to the amortization of the debt discount associated with the 2018/2021 Notes, which were not outstanding during the three and six month periods ended June 30, 2013. Interest expense for the three month period ended June 30, 2014 includes $1.8 million of coupon interest expense and amortization of the debt discount associated with the 2020 Notes, which were not outstanding during the three month period ended June 30, 2013. Interest expense for the three and six month periods ended June 30, 2013 includes interest expense of $10.7 million and $21.3 million, respectively, related to the 2019 Notes and $5.4 million and $10.8 million, respectively, related to the Term Loan, both of which were not outstanding during the three and six month periods ended June 30, 2014.

For the three and six month periods ended June 30, 2014, we recorded interest expense, including amortization of deferred financing fees, letter of credit and commitment fees of $69.7 million and $118.8 million, respectively, related to our solar energy business, net of capitalized interest of $9.5 million and $19.0 million. Interest expense for the six months ended June 30, 2014 also includes $2.5 million for the writeoff of unamortized deferred financing fees related to the termination of the bridge credit facility with Deutsche Bank AG. For the three and six month periods ended June 30, 2013, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration, and letter of credit and commitment fees of $26.0 million and $47.5 million, respectively, related to solar energy systems, net of capitalized interest of $2.3 million and $4.6 million.

In addition, for the three and six month periods ended June 30, 2014, we recorded $3.2 million and $1.6 million, respectively, to interest expense for fair value adjustments pertaining to an economic interest rate swap hedge, for which hedge accounting was not applied, related to several consolidated solar energy system projects for which we own 8.2% (see Note 7). The additional expense was offset on the consolidated condensed statement of operations by approximately $2.9 million and $1.5 million, respectively, for the three and six month periods ended June 30, 2014 for the portion attributed to non-controlling interests representing the 91.8% we do not own. For the three and six month periods ended June 30, 2013, we recorded ($9.5) million and ($0.7) million, respectively, to interest expense for fair value adjustments pertaining to the economic interest rate swap hedge. The additional income was offset on the consolidated condensed statement of operations by approximately $8.7 million and $0.6 million, respectively, for the three and six month periods ended June 30, 2013 for the portion attributed to non-controlling interests.

Interest income for the three and six month periods ended June 30, 2014 increased in comparison to the same periods in the prior year due to an increased amount of cash on hand, including cash, restricted cash and cash committed for construction.

Non-operating (income) expense for the three and six month periods ended June 30, 2014 includes a non-cash net loss on derivative instruments of $47.6 million and $451.8 million, respectively, as a result of the net change in the fair values of the embedded conversion option, note hedge and warrant derivative instruments entered into in connection with convertible debt offering completed in December 2013. This net loss was primarily the result of an increase in the company's stock price during the three and six month periods ended June 30, 2014. The convertible notes will not have a net impact to the income statement in subsequent periods as the derivative instruments were reclassified to Stockholders' Equity during the second quarter of 2014 as described in the Liquidity and Capital Resources section below.

Non-operating (income) expense for the three and six month periods ended June 30, 2014 includes a $145.7 million gain on the remeasurement of our previously held equity investment in SMP Ltd., our polysilicon joint venture with Samsung Fine Chemicals Co. Ltd., upon the acquisition of an additional interest in the joint venture. The amount of the gain recognized is subject to change upon the finalization of the accounting for this business combination.

Income tax expense (benefit) for the three and six month periods ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Income Tax Expense (Benefit)	2014	2013	2014	2013
Dollars in millions
Income tax expense (benefit)	$(43.0)	$13.6	$(22.5)	$33.1
Income tax rate as a % of loss before income taxes	41.9%	(16.4)%	3.2%	(20.1)%

The income tax expense in 2014 was primarily attributable to the worldwide operational earnings mix at various rates, reduction of valuation allowance on certain deferred tax assets, and the establishment of deferred taxes on certain convertible note transactions. Included in the six month period ended June 30, 2013 was tax expense of $9.6 million related to the settlement of the IRS examination for the 2007 through 2010 years.

Net (income) loss attributable to noncontrolling interests for the three and six month periods ended June 30, 2014 and 2013 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Net (Income) Loss Attributable to Noncontrolling Interests	2014	2013	2014	2013
Dollars in millions
Net (income) loss attributable to noncontrolling interests	$10.0	$(6.5)	$12.4	$5.5

For the three and six month periods ended June 30, 2014, the increase in net loss attributable to noncontrolling interests is mainly due to the results of operations for several consolidated solar energy system projects.

FINANCIAL CONDITION

Cash and cash equivalents, plus cash committed for construction projects, increased $299.3 million from $831.5 million at December 31, 2013 to $1,130.8 million at June 30, 2014. See additional discussion in Liquidity and Capital Resources section.

Our short-term restricted cash totaled $93.1 million at June 30, 2014 compared to $70.1 million at December 31, 2013. The increase of $23.0 million primarily relates to restricted cash under the TerraForm Acquisition Facility entered into during the first three months of 2014.

Net accounts receivable of $351.5 million at December 31, 2013 decreased $25.2 million to $326.3 million at June 30, 2014. The decrease was primarily attributable to sales mix and the timing of collections from customers.

Our inventories decreased $28.9 million to $219.5 million at June 30, 2014 from $248.4 million at December 31, 2013. Inventories primarily decreased as a result of consumption of polysilicon and other raw materials in solar materials production during the first six months of 2014.

Solar energy systems held for sale and development of $460.1 million at December 31, 2013 decreased $96.6 million to $363.5 million as of June 30, 2014. The decrease primarily relates to the sale of solar energy systems in the U.S., Canada and Chile during the six month period ended June 30, 2014, offset by increase in development activity within the the U.K and South Africa.

Prepaid and other current assets increased $83.0 million from $423.4 million at December 31, 2013 to $506.4 million at June 30, 2014, primarily due to increased deferred financing fees and increased foreign value-added tax receivables.

Non-solar energy system property, plant, and equipment increased $662.3 million from $1,108.7 million at December 31, 2013 to $1,771.0 million at June 30, 2014. The increase was largely due to the acquisition of SMP Ltd. (see Note 4 to the condensed consolidated financial statements).

Solar energy system property, plant and equipment increased $966.8 million from $2,014.2 million at December 31, 2013 to $2,981.0 million at June 30, 2014. The increase was primarily attributable to capital expenditures for solar energy projects in the U.S., U.K., South Africa and Chile, as well as the TerraForm acquisitions.

Our note hedge derivative asset decreased $514.8 million from $514.8 million at December 31, 2013 to zero at June 30, 2014, as we reclassified these instruments to shareholders' equity upon shareholder approval of additional authorized shares of common stock. See Note 5.

Other assets increased $313.8 million from $542.9 million at December 31, 2013 to $856.7 million at June 30, 2014. The increase was related to increases in non-current deferred financing costs and prepaid lender fees and an increase in intangible assets resulting from the TerraForm and SMP Ltd. acquisitions.

Short term solar energy system financing of $394.7 million at December 31, 2013 increased $7.6 million to $402.3 million at June 30, 2014 due to the increase in development activity in the U.S., Canada, and the U.K.

Accounts payable increased $163.2 million to $1,030.9 million at June 30, 2014 from $867.7 million as of December 31, 2013. The increase relates primarily to the timing of payments to vendors and the acquisition of SMP Ltd.

Long-term non-solar energy systems debt, less current portion, increased $746.4 million from $868.2 million at December 31, 2013 to $1,614.6 million at June 30, 2014. The increase is primarily related to the issuance of the $600 million senior convertible notes due 2020 and the acquisition of SMP Ltd.

Long-term solar energy system financing and capital lease obligations, less current portion, increased $789.2 million from $2,302.9 million at December 31, 2013 to $3,092.1 million at June 30, 2014. The increase is related to additional borrowings under the Acquisition Facility and other solar energy system financing arrangements.

Long-term semiconductor materials debt of $7.6 million at December 31, 2013, less current portion, increased $198.2 million to $205.8 million at June 30, 2014. The increase is related to funds borrowed under the SSL Credit Facility.

Short-term and long-term customer deposits of $140.0 million at December 31, 2013 decreased $80.1 million to $59.9 million at June 30, 2014. The decrease primarily stems from our Singapore operations, as well as decreases in SMP Ltd. and other customer deposits.

Our conversion option and warrant derivative liabilities decreased $777.0 million from $777.0 million at December 31, 2013 to zero at June 30, 2014, as we reclassified these instruments to shareholders' equity upon shareholder approval of additional authorized shares of common stock. See Note 5.

LIQUIDITY AND CAPITAL RESOURCES

We had net loss attributable to SunEdison stockholders of $41.2 million and $654.8 million for the three and six month period ended June 30, 2014, respectively, which included a non-cash net loss of $47.6 million and $499.4 million for the three and six month period ended June 30, 2014, respectively, on the convertible notes derivatives, as well as a non-cash net gain of $145.7 million on our previously held equity interest in SMP Ltd. In the six months ended June 30, 2014, we used $293.8 million of cash for operations. Our total indebtedness, including project finance capital, increased from $3,576.2 million as of December 31, 2013 to $5,392.8 million as of June 30, 2014. Our decision to retain more projects on the balance sheet in preparation for the proposed TerraForm IPO negatively impacted our results from operations and cash flows, and may continue to do so in the future. In addition, we continue to incur significant indebtedness to fund our operations. If we delay the construction of solar energy systems or are unable to sell solar energy systems, our operating results and cash flows will be adversely impacted.

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the financial and other covenants contained in our existing credit facilities and other financing arrangements.

In May 2014, we sold approximately 43.2% of SSL's common shares to outside investors, but we continue to include SSL in our consolidated financial statements on the basis that we control SSL. However, SSL and its subsidiaries are separate legal entities with their own creditors and other stakeholders. The semiconductor business assets and other assets that SSL and its subsidiaries have acquired are legally owned by those entities and are not available to satisfy claims of creditors of SunEdison, Inc. or our other non-SSL subsidiaries. Except to the limited extent provided in certain agreements entered into with SSL and its subsidiaries to receive selected services and limited financial support from SunEdison, SunEdison has no obligations with respect to SSL or for the benefit of its creditors.

In July 2014, we sold approximately 36.1% of the economic interests in TerraForm to outside investors, but we will continue to include TerraForm in our consolidated financial statements on the basis that we will maintain control of TerraForm. However, TerraForm and its subsidiaries are separate legal entities with their own creditors and other stakeholders. The solar project assets and other assets that TerraForm and its subsidiaries have acquired and expect to acquire in the future are and will be legally owned by those entities and are not available to satisfy claims of creditors of SunEdison, Inc. or our other non-TerraForm subsidiaries. Except to the limited extent provided in certain agreements entered into with TerraForm and its subsidiaries to receive selected services and limited financial support from SunEdison, SunEdison has no obligations with respect to TerraForm or for the benefit of its creditors.

Liquidity

Cash and cash equivalents, plus cash committed for construction projects, at June 30, 2014 totaled $1,130.8 million, compared to $831.5 million at December 31, 2013. Approximately $508.6 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would have minimal impacts on future cash flows.

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

We expect cash on hand, 2014 operating cash flows, project finance debt, the Solar Energy credit facility, the acquisition Facility and project construction facility to provide sufficient capital to support the acquisition and construction phases of our currently planned projects for 2014 and otherwise meet our capital needs for the remainder of 2014. However, we will continue to need to raise additional long-term project financing, either in the form of project debt or equity, or both. SunEdison expects its ongoing efforts to secure project capital, including sources of non-recourse project capital, to generate sufficient resources to support growth. We anticipate incremental capital needs for the remainder of 2014 associated with project finance markets to range from $700.0 million to $1,400.0 million depending on the amount of megawatts ultimately installed and interconnected in 2014. There can be no assurances that such financing will be available to us or at terms that we find acceptable. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted, we may not be able to maintain compliance with our existing debt covenants and our business will suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain and could impact our earnings and our liquidity.

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

Among our principal sources of cash during the six month period ended June 30, 2014 was $1,089.4 million of proceeds from solar energy system financing arrangements, which included $400.0 million of borrowings under the Acquisition Facility. Other sources include $600.0 million from the new convertible debt offering and $210.0 million from the new SSL term loan. Uses of cash during the same period were as follows:

•	$293.8 million for operations;

•	$95.0 million in capital expenditures, primarily in our Semiconductor Materials segment;

•	$651.7 million invested in construction of solar energy systems that will remain on our balance sheet;

•	$256.0 million in acquisitions, net of cash acquired; and

•	$263.4 million repayments of solar energy system financing and capital lease obligations.

During the six month periods ended June 30, 2014 and 2013, $293.8 million and $205.0 million, respectively, of cash was used for operating activities. The cash use during the six month period ended June 30, 2014 was primarily a result of an increase in prepaids and other current assets coupled with payments to vendors for operating expenses supporting our various growth initiatives.

Cash used in investing activities increased to $1,016.1 million in the six month period ended June 30, 2014 compared to $235.0 million used in the six month period ended June 30, 2013, due to increased spending on non solar and solar energy system property, plant and equipment and acquisitions.

For the six month period ended June 30, 2014, cash provided by financing activities was $1,690.3 million, compared to $238.2 million of cash provided by financing activities in the six month period ended June 30, 2013. The increase was mainly due to $279.4 million in net proceeds from solar energy systems financing received during the six month period of 2013 as compared to $826.0 million net proceeds from solar energy systems financing received during the six month period ended June 30, 2014. The change is also due to the proceeds from the new convertible debt offering and SSL term loan.

Borrowings

Convertible Senior Notes Due 2018 and 2021

On December 20, 2013, we issued $600.0 million in aggregate principal amount of 2.00% convertible senior notes due 2018 (the "2018 Notes") and $600.0 million aggregate principal amount of 2.75% convertible senior notes due 2021 (the "2021 Notes", and together with the 2018 Notes, the "2018/2021 Notes") in a private placement offering. We received net proceeds, after payment of debt financing fees, of $1,167.3 million in the offering, before the redemption of the $550.0 million outstanding aggregate principal amount of the 7.75% senior notes due 2019 and the repayment of the $200.0 million outstanding aggregate principle amount of the 10.75% second lien term loan and before payment of the net cost of the call spread overlay described below.

Interest on the 2018 Notes is payable on April 1 and October 1 of each year, beginning on April 1, 2014. Interest on the 2021 Notes is payable on January 1 and July 1 of each year, beginning on July 1, 2014. The 2018 Notes and the 2021 Notes mature on October 1, 2018 and January 1, 2021, respectively, unless earlier converted or purchased.

The 2018/2021 Notes are convertible at any time until the close of business on the business day immediately preceding July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) insomuch that they meet certain criteria defined in footnote 5.

The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. The 2018/2021 Notes are convertible only into cash, shares of our common stock or a combination thereof at our election. However, we were required to settle conversions solely in cash until we obtained the requisite approvals also defined in the aforementioned footnote.

The 2018/2021 Notes are general unsecured obligations and rank senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the 2018/2021 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and effectively subordinated to all existing and future indebtedness (including trade payables) incurred by our subsidiaries.

From December 20, 2013 through May 29, 2014, the period in which we would have been required to settle conversions in cash if exercised, the embedded conversion options (the "2018/2021 Conversion Options") within the 2018/2021 Notes were required to be separated from the 2018/2021 Notes and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the condensed consolidated statements of operations. Upon obtaining the requisite approvals from our stockholders discussed above, the 2018/2021 Conversion Options were considered equity instruments. Thus, as of May 29, 2014, the 2018/2021 Conversion Options were remeasured at fair value, or $888.4 million, with the change in fair value reported in the condensed consolidated statement of operations, and the resulting fair value of the 2018/2021 Conversion Options was reclassified to Stockholders' Equity. Changes in fair value subsequent to May 29, 2014 will not be recognized in the condensed consolidated statement of operations as long as the instruments continue to qualify to be classified as equity.

Call Spread Overlay for Convertible Senior Notes Due 2018 and 2021

Concurrent with the issuance of the 2018/2021 Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the "2018/2021 Note Hedges") and warrant transactions (collectively, the "2018/2021 Warrants" and together with the 2018/2021 Note Hedges, the “2018/2021 Call Spread Overlay”), with certain of the initial purchasers of the 2018/2021 Notes or their affiliates. Assuming full performance by the counterparties, the 2018/2021 Call Spread Overlay is designed to effectively reduce our potential payout over the principal amount on the 2018/2021 Notes upon conversion.

Under the terms of the 2018/2021 Note Hedges, we purchased from affiliates of certain of the initial purchasers of the 2018/2021 Notes options to acquire, at an exercise price of $14.62 per share, subject to anti-dilution adjustments, up to 82.1 million shares of our common stock. Each 2018/2021 Note Hedge is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2018/2021 Notes. Each 2018/2021 Note Hedge is exercisable upon the conversion of the 2018/2021 Notes and expires on the corresponding maturity dates of the 2018/2021 Notes. The option counterparties are generally obligated to settle their obligations to us upon exercise of the 2018/2021 Note Hedges in the same manner as we satisfy our obligations to holders of the 2018/2021 Notes.

Under the terms of the 2018/2021 Warrants, we sold to affiliates of certain of the initial purchasers of the 2018/2021 Notes warrants to acquire, on the stated expiration date of each 2018/2021 Warrant, up to 82.1 million shares of our common stock at an exercise price of $18.35 per share, subject to anti-dilution adjustments. Each 2018/2021 Warrant transaction is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2018/2021 Notes.

From December 20, 2013 through May 29, 2014, the period in which we would have been required to settle the 2018/2021 Note Hedges and 2018/2021 Warrants in cash if exercised, these instruments were required to be accounted for as derivative instruments with changes in fair value reported in the condensed consolidated statements of operations. Upon obtaining the requisite approvals from our stockholders discussed above, the 2018/2021 Note Hedges and 2018/2021 Warrants were considered equity instruments. Thus, as of May 29, 2014, the 2018/2021 Note Hedges and 2018/2021 Warrants were remeasured at fair value (asset of $880.0 million and liability of $753.3 million respectively), with the changes in fair value reported in the condensed consolidated statement of operations, and the resulting fair values of the 2018/2021 Note Hedges and 2018/2021 Warrants were reclassified to Stockholders' Equity. Changes in fair value subsequent to May 29, 2014 will not be recognized in the condensed consolidated statement of operations as long as the instruments continue to qualify to be classified as equity.

The net increase in additional paid in capital during the second quarter of 2014 as a result of the reclassification of the 2018/2021 Conversion Options, 2018/2021 Note Hedges and 2018/2021 Warrants was $761.7 million.

Convertible Senior Notes Due 2020

On June 10, 2014, we issued $600.0 million in aggregate principal amount of 0.25% convertible senior notes due 2020 (the "2020 Notes") in a private placement offering. We received net proceeds, after payment of debt financing fees, of $584.5 million in the offering, before payment of the net cost of the call spread overlay described below.

Interest on the 2020 Notes is payable on July 15 and January 15 of each year, beginning on January 15, 2015. The 2020 Notes mature on January 15, 2020, unless earlier converted or purchased.

The 2020 Notes are convertible at any time until the close of business on the business day immediately preceding October 15, 2019 insomuch that they meet certain criteria defined in footnote 5.

The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. The 2020 Notes are convertible only into cash, shares of our common stock or a combination thereof at our election. Holders may also require us to repurchase all or a portion of the 2020 Notes upon a fundamental change, as defined in the indenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, the trustee or holders of a specified amount of then-outstanding 2020 Notes will have the right to declare all amounts then outstanding due and payable. We may not redeem the 2020 Notes prior to the applicable stated maturity date.

The 2020 Notes are general unsecured obligations and rank senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the 2020 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and to all existing and future indebtedness (including trade payables) incurred by our subsidiaries.

The embedded conversion options within the 2020 Notes are indexed to our common stock and thus were classified as equity instruments upon issuance of the 2020 Notes. The initial fair value of the embedded conversion options was recognized as a reduction in the carrying value of “Convertible debt, net of current portion” in the condensed consolidated balance sheet and such discount will be amortized and recognized as interest expense over the term of the 2020 Notes. Subsequent changes in fair value are not recognized as long as the instruments continue to qualify to be classified as equity.

Call Spread Overlay for Convertible Senior Notes Due 2020

Concurrent with the issuance of the 2020 Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the "2020 Note Hedge") and warrant transactions (collectively, the "2020 Warrants" and together with the 2020 Note Hedge, the “2020 Call Spread Overlay”), with certain of the initial purchasers of the 2020 Notes or their affiliates. Assuming full performance by the counterparties, the 2020 Call Spread Overlay is meant to effectively reduce our potential payout over the principal amount on the 2020 Notes upon conversion of the 2020 Notes.

Under the terms of the 2020 Note Hedge, we bought from affiliates of certain of the initial purchasers of the 2020 Notes options to acquire, at an exercise price of $26.87 per share, subject to anti-dilution adjustments, up to 22.3 million shares of our common stock. Each 2020 Note Hedge is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2020 Notes. Each 2020 Note Hedge is exercisable upon the conversion of the 2020 Notes and expires on the corresponding maturity dates of the 2020 Notes.

Under the terms of the 2020 Warrants, we sold to affiliates of certain of the initial purchasers of the 2020 Notes warrants to acquire, on the stated expiration date of each Warrant, up to 22.3 million shares of our common stock at an exercise price of $37.21 per share, subject to anti-dilution adjustments. Each 2020 Warrant transaction is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2020 Notes.

The 2020 Note Hedge and 2020 Warrants are indexed to our common stock and thus were classified as equity instruments upon issuance and recognized at fair value based on the negotiated transaction prices. Subsequent changes in fair value are not recognized as long as the instruments continue to qualify to be classified as equity.

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

Solar Energy Credit Facility

On February 28, 2014, we entered into a credit agreement with the lenders identified therein, Wells Fargo Bank, National Association, as administrative agent, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers and joint syndication agents, and Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Macquarie Capital (USA) Inc., as joint bookrunners (the “Credit Facility”). The Credit Facility provides for a senior secured letter of credit facility in an aggregate principal amount up to $265.0 million and has a term ending February 28, 2017. The Credit Facility will be used to backstop outstanding letters of credit issued by Bank of America, N.A. under our former revolving credit facility until they expire, as well as for general corporate purposes. We paid fees of $5.8 million upon entry into the Credit Facility, which were recognized as deferred financing fees. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $400.0 million. In June 2014, the parties agreed to increase the amount available under the Credit Facility to $315.0 million.

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

The Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio of 3.0 to 1.0 which excludes the 2018/2021 Notes and 2020 Notes (measurement commencing with the last day of the fiscal quarter ending December 31, 2014) and a minimum liquidity amount (measurement commencing with the last day of the fiscal quarter ending June 30, 2014) of the lesser of (i) $400.0 million and (ii) the sum of (x) $300.0 million plus (y) the amount, if any, by which the aggregate commitments exceed $300.0 million at such time. The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness of SunEdison, Inc. in excess of $50.0 million, including the 2018/2021 Notes and 2020 Notes but excluding our non-recourse indebtedness.

The Credit Facility also contains mandatory prepayment and/or cash collateralization provisions applicable to specified asset sale transactions as well as our receipt of proceeds from certain insurance or condemnation events and the incurrence of additional indebtedness.

As of June 30, 2014, we had no borrowings outstanding under the Credit Facility, although we had $258.5 million of outstanding third party letters of credit backed by the Credit Facility, which reduced the available capacity. Therefore, funds available under the Credit Facility were $56.5 million as of June 30, 2014.

SSL Credit Facility

On May 27, 2014, SunEdison Semiconductor Limited (“SSL”) and its direct subsidiary (the “Borrower”) entered into a credit agreement with Goldman Sachs Bank USA, as administrative agent, sole lead arranger and sole syndication agent and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lender parties thereto (the “SSL Credit Facility”). The SSL Credit Facility provides for (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “SSL Term Facility”) and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “SSL Revolving Facility”). Under the SSL Revolving Facility, the Borrower may obtain (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The SSL Term Facility has a five year term, ending May 27, 2019, and the SSL Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the SSL Term Facility was drawn on May 27, 2014 and remains outstanding. As of June 30, 2014, no amounts were drawn under the SSL Revolving Facility, and no third party letters of credit were outstanding which would have reduced the available capacity. The principal amounts under the SSL Term Facility will be repaid in consecutive quarterly installments of $0.5 million with the remainder repaid at final maturity,

The Borrower’s obligations under the SSL Credit Facility are guaranteed by SSL and certain of its direct and indirect subsidiaries. The Borrower’s obligations and the guaranty obligations of SSL and its subsidiaries are secured by first priority liens on and security interests in certain present and future assets of SSL, the Borrower and the subsidiary guarantors, including pledges of the capital stock of certain of SSL's subsidiaries. Borrowings under the SSL Credit Facility will bear interest (i) at a base rate plus 4.50% per annum or (ii) at a reserve-adjusted eurocurrency rate plus 5.50% per annum. Interest will be paid quarterly in arrears, and at the maturity date of each facility, for loans bearing interest with reference to the base rate. Interest will be paid on the last day of selected interest periods (which will be one, three and six months), and at the maturity date of each facility, for loans bearing interest with reference to the reserve-adjusted eurocurrency rate (and at the end of every three months, in the case of any interest period longer than three months). A fee equal to 5.50% per annum will be payable by the Borrower, quarterly in arrears, in respect of the daily amount available to be drawn under outstanding letters of credit and bankers’ acceptances. The foregoing rates may be increased by 0.25% on July 11, 2014 if the Borrower has not appointed a security agent to administer certain collateral located in Taiwan and owned by SSL’s Taiwanese subsidiary.

The SSL Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including that SSL maintain a leverage ratio of not greater than (i) 3.5 to 1.0 for the fiscal quarters ending
September 30, 2014 and December 31, 2014, (ii) 3.0 to 1.0 for the fiscal quarters ending March 31, 2015 and June 30, 2015, and (iii) 2.5 to 1.0 for the fiscal quarters ending on and after September 30, 2015. The SSL Credit Facility also contains a customary material adverse effects clause and a cross-default clause. The cross-default clause is applicable to defaults on other
SSL indebtedness in excess of $30 million.

SMP Ltd. Credit Facilities

As a result of the acquisition of an additional interest in, and resulting consolidation of, SMP Ltd. discussed in Note 4, our consolidated long-term debt now includes SMP Ltd.'s long-term debt, which consists of four non-recourse term loan facilities and a working capital revolving credit facility. The term loan facilities provide for a maximum credit amount of 475 billion South Korean won in aggregate, which translates to $468.3 million as of June 30, 2014. The credit facilities hold maturity dates ranging from March 2019 to May 2019. Principal and interest on the term loan facilities are paid quarterly, with annual fixed interest rates ranging from 4.34% to 4.71%. As of June 30, 2014, a total of $382.9 million was outstanding under the term loan facilities. The working capital revolving facility provides for borrowings of up to 3 billion South Korean won, which translates to approximately $3.0 million as of June 30, 2014. The working capital facility matures in March 2015. Interest under the working capital facility is paid quarterly and accrues at a variable rate based on the three-month South Korean bank deposit rate plus 1.87%. The interest rate as of June 30, 2014 was 4.52%. As of June 30, 2014, there was $1.7 million outstanding under the working capital revolving facility.

Other Financing Arrangements

We have short-term committed financing arrangements of $23.0 million at June 30, 2014, of which there was no short-term borrowings outstanding as of June 30, 2014. Of this amount, $16.3 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

Project Construction Facilities

On September 30, 2011, we amended and restated our non-recourse project construction financing revolver, which had a term of three years, from $50.0 million to $300.0 million. During 2012, due to various amendments and lenders entering and exiting the facility, the capacity was lowered from $300.0 million to $150.0 million. Additionally, under the terms of the 2012 amendments, depending on the credit ratings issued by the two credit agencies that provide ratings on the company, we were required to post, at our election, a letter of credit or surety bond equal to 15% of the total outstanding balance in order to continue to make additional borrowings under this facility. Interest on borrowings under the agreement was based on our election at LIBOR plus an applicable margin or at a defined prime rate plus an applicable margin. The construction financing revolver also required us to pay various fees, including a commitment fee. This construction financing facility was terminated in connection with the closing of the new construction facility discussed below.

On March 26, 2014, we entered into a financing agreement with certain lenders; Wilmington Trust, National Association, as administrative agent; Deutsche Bank Trust Company Americas, as collateral agent and loan paying agent; and Deutsche Bank Securities Inc., as lead arranger, bookrunner, structuring bank and documentation agent (the “Construction Facility”). The Construction Facility provides for a senior secured revolving credit facility in an amount up to $150.0 million and has a term ending March 26, 2017. During the second quarter of 2014, the parties agreed to increase the amount available under the Construction Facility to $235.0 million. The Construction Facility will be used to support the development and acquisition of new projects in the United States and Canada. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $300.0 million. We paid fees of $7.5 million upon entry into the Construction Facility, which were recognized as deferred financing fees.

Loans under the Construction Facility are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and are secured by a pledge of collateral of the project company, including the project contracts and equipment. Interest on loans under the Construction Facility is based on our election of either LIBOR plus an applicable margin of 3.5%, or a defined prime rate plus an applicable margin of 2.5%. As of June 30, 2014, the interest rate under the Construction Facility was 5.75%.

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

At June 30, 2014, we had borrowed $93.1 million under the Construction Facility, which is classified under system pre-construction, construction and term debt. In the event additional construction financing is needed, we have the ability to draw upon the available capacity of our Credit Facility (discussed above). In the event additional construction financing is needed beyond the amounts available under the Credit Facility and we are unable to obtain alternative financing or if we have inadequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.

Acquisition Facility

On March 28, 2014, TerraForm entered into a credit and guaranty agreement with various lenders and Goldman Sachs Bank USA, as administrative agent, collateral agent, documentation agent, sole lead arranger, sole lead bookrunner, and syndication agent (the “Acquisition Facility”). The Acquisition Facility provides for a term loan credit facility in the amount of $250.0 million which will be used for the acquisition of certain renewable energy generation assets. In May 2014, the Acquisition Facility was amended to increase the amount of the term loan credit facility to $400.0 million. The Acquisition Facility will mature on the earlier of August 28, 2015 and the date on which all loans under the Acquisition Facility become due and payable in full, whether by acceleration or otherwise. The principal amount of loans under the Acquisition Facility is payable in consecutive semiannual installments on August 28, 2014 and February 28, 2015, in each case, in an amount equal to 0.5% of the original principal balance of the loans funded prior to such payment, with the remaining balance payable on the maturity date.
Loans under the Acquisition Facility are non-recourse debt to entities outside of the legal entities that subscribe to the debt. Loans and each guarantee under the Acquisition Facility are secured by first priority security interests in all of TerraForm's assets and the assets of its domestic subsidiaries, (ii) 100% of the capital stock of each of TerraForm’s domestic subsidiaries and 65% of the capital stock of each of TerraForm's foreign subsidiaries and all intercompany debt. Prior to August 15, 2014, interest on loans under the Acquisition Facility is based on our election of either a base rate plus 5.00% or a reserve adjusted eurodollar rate plus 6.00%. Thereafter, interest is based on our election of either a base rate plus the sum of 5.00% and a spread (as defined) or a reserve adjusted eurodollar rate plus the sum of 6.00% and the spread. The reserve adjusted eurodollar rate will be subject to a floor of 1.00% and the base rate will be subject to a floor of 2.00%. The spread will initially be 0.50% per annum, commencing on August 15, 2014, and will increase by an additional 0.25% per annum every ninety days thereafter. As of June 30, 2014, the interest rate under the Acquisition Facility was 7.0%.

The Acquisition Facility contains customary representations, warranties, and affirmative and negative covenants, including a minimum debt service coverage ratio applicable to TerraForm (1.15:1.00 starting December 31, 2014) that will be tested quarterly and cross-default and cross-acceleration clauses in the event of default. The cross default clause is limited to defaults on other indebtedness of the subsidiary in excess of $75.0 million. The Acquisition Facility loans may be prepaid in whole or in part without premium or penalty, and outstanding Acquisition Facility loans must be prepaid in certain specified circumstances.
At June 30, 2014, TerraForm had borrowed $400.0 million under the Acquisition Facility and paid fees of $14.7 million upon entry into the Acquisition Facility, which were recognized as deferred financing fees. Concurrently with the completion of the TerraForm IPO (see Note 18), TerraForm repaid the $400.0 million outstanding balance and related accrued interest under the Acquisition Facility.

At June 30, 2014, we had $954.7 million of cash and cash equivalents, $5,392.8 million of debt outstanding, of which the majority is long-term. Of this total debt outstanding, $3,494.4 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. The breach of any of the Credit Facility provisions or covenants could result in a default under the Credit Facility and could trigger acceleration of repayment, and a cross default on other financing arrangements, which could have a significant adverse effect on our liquidity and our business. As of June 30, 2014, we were in compliance with all covenants. While we expect to comply with the provisions and covenants of the Credit Facility, the Indentures governing the 2018 Notes, 2020 Notes and 2021 Notes, Acquisition Facility, the SSL Credit Facility and our other financing arrangements, deterioration in the worldwide economy and our operational results, including the completion of the construction and sale of solar energy systems, could cause us to not be in compliance. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse effect on our liquidity and our business.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 to the unaudited condensed consolidated financial statements.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Statements set forth in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our expectation that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets; the appropriateness of our tax positions and the timing of our tax audits; the timing of our various manufacturing ramps or the cessation or continuation of production at certain facilities; the anticipated growth of our business in 2014 and beyond;; our expectation that we will have the financial resources and liquidity needed to meet our business requirements throughout 2014; future amendments or termination of our agreements with our customers and suppliers and payments associated with such contracts; our estimates of penalties associated with termination of or purchase shortfalls under certain of our long-term supply contracts with our vendors; the nature and extent of tax rebate programs or feed-in-tariffs in the future; our expectations regarding indemnification payments related to tax credits; our expectations regarding repatriation tax effects; our expectations related to the undistributed earnings of our foreign subsidiaries; the ultimate impact our legal proceedings may have on us; the charges we expect to incur, the expected costs, the timing of completion, the savings we expect to realize, the number of employees who will be affected and our execution of our announced restructurings; our expectations regarding our annual pre-

tax operating benefits upon the completion of our restructuring activities; our expectations regarding our future cash flow generation; our expectations regarding sales of our solar energy systems; the amount of our contributions to our pension plans in 2014 and our estimates regarding actuarial loss (gain) and future benefits payable under our pension plans; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems and the current and subsequent accounting treatment of such transactions; our expectations regarding the timing and amount of our investments in our joint ventures; our expectations regarding our cash commitments and proceeds received under the SMP JV Supply and License Agreement; the timing of completion of the construction, installation and testing of the equipment and the milestone payments related to the SMP JV; the requirements of and our compliance with the terms governing our indebtedness, including the indenture governing the  2018 Notes, 2021 Notes, indenture governing the 2020 Notes, Call Spread Overlay, and our other financing arrangements and the impact of related cross default provisions; the sources of funding and our ability to access funding for our SunEdison business and our anticipated capital needs for 2014; our expectation regarding our revenue from energy production; and our statements regarding our working capital; other capital requirements for the next 12 months; the expected use of the proceeds received in the separation of the semiconductor business; we may be involved in various conflicts of interest with SunEdison Semiconductor Limited (“SSL”) which could be resolved in a manner unfavorable to us; we may not be able to achieve some or all of the expected benefits of the SSL public offering; the expected use of the proceeds received in the public offering of TerraForm Power, Inc. (“TerraForm”); we may be involved in various conflicts of interest with TerraForm which could be resolved in a manner unfavorable to us; we may not be able to achieve some or all of the expected benefits of the TerraForm public offering; and we are exposed to risks associated with certain obligations to TerraForm associated with the initial portfolio, future Call Right Projects and interests in additional clean energy projects.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of June 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in SunEdison's internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, SunEdison's internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

Since 2007, our Board of Directors has had in place a share repurchase program. There were no repurchases during the second quarter of 2014.

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

Item 6.	Exhibits.

Exhibit Number	Description
3-(i)	Amended and Restated Certificate of Incorporation of SunEdison, Inc. (incorporated by reference to Exhibit 3.1 of SunEdison’s Form 8-K filed June 2, 2014)

3(ii)	Amended and Restated By-laws of SunEdison, Inc. (incorporated by reference to Exhibit 3.2 of SunEdison’s Form 8-K filed on June 2, 2014)

4.1	Indenture dated June 10, 2014 between SunEdison, Inc. and Wilmington Trust, National Association as trustee, conversion agent, registrar, bid solicitation agent and paying agent.

10.1	Purchase Agreement dated June 4, 2014 between SunEdison, Inc. and Deutsche Bank Securities Inc. and Goldman Sachs & Co.

10.2	Base Note Hedge Transaction Confirmation between SunEdison, Inc. and Barclays Bank PLC dated June 4, 2014.

10.3	Base Warrant Transaction Confirmation between SunEdison, Inc. and Barclays Bank PLC dated June 4, 2014.

10.4	Base Note Hedge Transaction Confirmation between SunEdison, Inc. and Deutsche Bank AG, London Branch dated June 4, 2014.

10.5	Base Warrant Transaction Confirmation between SunEdison, Inc. and Goldman, Sachs & Co. dated June 4, 2014.

10.6	Base Warrant Transaction Confirmation between SunEdison, Inc. and Deutsche Bank AG, London Branch dated June 4, 2014.

10.7	Base Note Hedge Transaction Confirmation between SunEdison, Inc. and Goldman, Sachs & Co. dated June 4, 2014.

10.8	Additional Note Hedge Transaction Confirmation between SunEdison, Inc. and Goldman, Sachs & Co. dated June 5, 2014.

10.9	Additional Note Hedge Transaction Confirmation between SunEdison, Inc. and Barclays Capital Inc., acting as Agent for Barclays Bank PLC dated June 5, 2014.

10.10	Additional Warrant Transaction Confirmation between SunEdison, Inc. and Barclays Capital Inc., acting as Agent for Barclays Bank PLC dated June 5, 2014.

10.11	Additional Warrant Transaction Confirmation between SunEdison, Inc. and Goldman, Sachs & Co. dated June 5, 2014.

10.12	Additional Warrant Transaction Confirmation between SunEdison, Inc. and Deutsche Bank AG, London Branch dated June 5, 2014.

10.13	Additional Note Hedge Transaction Confirmation between SunEdison, Inc. and Deutsche Bank AG, London Branch, dated June 5, 2014.

31.1	Certification by the Chief Executive Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunEdison, Inc.
/s/ Brian Wuebbels
August 7, 2014	Name:	Brian Wuebbels
	Title:	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description

4.1	Indenture dated June 10, 2014 between SunEdison, Inc. and Wilmington Trust, National Association as trustee, conversion agent, registrar, bid solicitation agent and paying agent.

10.1	Purchase Agreement dated June 4, 2014 between SunEdison, Inc. and Deutsche Bank Securities Inc. and Goldman Sachs & Co.

10.2	Base Note Hedge Transaction Confirmation between SunEdison, Inc. and Barclays Bank PLC dated June 4, 2014.

10.3	Base Warrant Transaction Confirmation between SunEdison, Inc. and Barclays Bank PLC dated June 4, 2014.

10.4	Base Note Hedge Transaction Confirmation between SunEdison, Inc. and Deutsche Bank AG, London Branch dated June 4, 2014.

10.5	Base Warrant Transaction Confirmation between SunEdison, Inc. and Goldman, Sachs & Co. dated June 4, 2014.

10.6	Base Warrant Transaction Confirmation between SunEdison, Inc. and Deutsche Bank AG, London Branch dated June 4, 2014.

10.7	Base Note Hedge Transaction Confirmation between SunEdison, Inc. and Goldman, Sachs & Co. dated June 4, 2014.

10.8	Additional Note Hedge Transaction Confirmation between SunEdison, Inc. and Goldman, Sachs & Co. dated June 5, 2014.

10.9	Additional Note Hedge Transaction Confirmation between SunEdison, Inc. and Barclays Capital Inc., acting as Agent for Barclays Bank PLC dated June 5, 2014.

10.10	Additional Warrant Transaction Confirmation between SunEdison, Inc. and Barclays Capital Inc., acting as Agent for Barclays Bank PLC dated June 5, 2014.

10.11	Additional Warrant Transaction Confirmation between SunEdison, Inc. and Goldman, Sachs & Co. dated June 5, 2014.

10.12	Additional Warrant Transaction Confirmation between SunEdison, Inc. and Deutsche Bank AG, London Branch dated June 5, 2014.

10.13	Additional Note Hedge Transaction Confirmation between SunEdison, Inc. and Deutsche Bank AG, London Branch, dated June 5, 2014.

31.1	Certification by the Chief Executive Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document