Form 10-Q
period 2014-09-30
SUNEDISON, INC.
filed 2014-11-05
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s common stock outstanding at October 31, 2014 was 270,966,015.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.
SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net sales	$681.2	$611.5	$1,873.9	$1,456.4
Cost of goods sold	613.3	550.9	1,733.0	1,296.9
Gross profit	67.9	60.6	140.9	159.5
Operating expenses:
Marketing and administration	142.6	91.1	371.6	240.2
Research and development	13.8	18.6	45.4	54.1
Restructuring charges (reversals)	0.9	—	0.1	(5.6)
Long-lived asset impairment charges	100.4	—	100.4	—
Operating loss	(189.8)	(49.1)	(376.6)	(129.2)
Non-operating expense (income):
Interest expense	110.7	45.2	272.4	127.3
Interest income	(3.0)	(0.7)	(11.7)	(2.0)
Loss on convertible notes derivatives, net (see Note 5)	—	—	499.4	—
Gain on previously held equity investment (see Note 4)	—	—	(145.7)	—
Other, net	11.8	5.5	17.5	9.0
Total non-operating expense	119.5	50.0	631.9	134.3
Loss before income taxes and equity in earnings of joint ventures	(309.3)	(99.1)	(1,008.5)	(263.5)
Income tax expense (benefit)	8.6	17.1	(13.9)	50.2
Loss before equity in earnings of joint ventures	(317.9)	(116.2)	(994.6)	(313.7)
Equity in earnings of joint ventures, net of tax	0.2	4.1	9.7	3.8
Net loss	(317.7)	(112.1)	(984.9)	(309.9)
Net loss attributable to noncontrolling interests	34.3	4.1	46.7	9.6
Net loss attributable to SunEdison stockholders	$(283.4)	$(108.0)	$(938.2)	$(300.3)
Basic loss per share (see Note 9)	$(1.06)	$(0.47)	$(3.51)	$(1.32)
Diluted loss per share (see Note 9)	$(1.06)	$(0.47)	$(3.51)	$(1.32)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net loss	$(317.7)	$(112.1)	$(984.9)	$(309.9)
Other comprehensive income (loss), net of tax:
Net foreign currency translation adjustments	(54.4)	13.7	(43.5)	(38.7)
Net unrealized gain on available-for-sale securities	—	0.8	—	0.9
Net gain (loss) on hedging instruments	(5.1)	9.7	2.2	(5.8)
Net adjustments for benefit plans	(0.1)	1.9	0.4	1.9
Other comprehensive income (loss), net of tax	(59.6)	26.1	(40.9)	(41.7)
Total comprehensive loss	(377.3)	(86.0)	(1,025.8)	(351.6)
Net loss attributable to noncontrolling interests	34.3	4.1	46.7	9.6
Net foreign currency translation adjustments attributable to noncontrolling interests	14.7	(4.8)	14.8	(2.2)
Comprehensive loss attributable to SunEdison stockholders	$(328.3)	$(86.7)	$(964.3)	$(344.2)

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$841.0	$573.5
Cash committed for construction projects, including consolidated variable interest entities of $42.2 and $143.6 in 2014 and 2013, respectively	75.8	258.0
Restricted cash	166.4	70.1
Accounts receivable, less allowance for doubtful accounts of $4.5 and $4.9 in 2014 and 2013, respectively	425.4	351.5
Inventories	246.6	248.4
Solar energy systems held for development and sale, including consolidated variable interest entities of $0.0 and $104.4 in 2014 and 2013, respectively	264.4	460.1
Prepaid expenses and other current assets	605.5	423.4
Total current assets	2,625.1	2,385.0
Investments	151.0	41.1
Property, plant and equipment, net:
Non-solar energy systems, net of accumulated depreciation of $1,318.1 and $1,228.6 in 2014 and 2013, respectively	1,656.8	1,108.7
Solar energy systems, including consolidated variable interest entities of $246.7 and $157.5 in 2014 and 2013, respectively, net of accumulated depreciation of $180.0 and $119.7 in 2014 and 2013, respectively	4,430.8	2,014.2
Restricted cash	89.9	73.8
Note hedge derivative asset	—	514.8
Goodwill and other intangible assets	769.0	117.1
Other assets	546.2	425.8
Total assets	$10,268.8	$6,680.5

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of Solar Energy non-solar energy systems debt	$89.3	$—
Current portion of Solar Energy systems debt, including financing and capital leaseback obligations, including consolidated variable interest entities of $7.8 and $5.8 in 2014 and 2013, respectively	708.5	357.2
Current portion of TerraForm Power debt	270.8	37.5
Current portion of Semiconductor Materials debt	2.1	2.8
Accounts payable	1,051.5	867.7
Accrued liabilities	580.8	432.7
Current portion of deferred revenue	123.4	154.7
Current portion of customer and other deposits	23.3	36.7
Total current liabilities	2,849.7	1,889.3
Solar Energy non-solar energy systems debt, less current portion	1,608.9	868.2
Solar Energy systems debt, less current portion, including financing and capital leaseback obligations, including consolidated variable interest entities of $306.6 and $234.6 in 2014 and 2013, respectively	2,426.9	1,903.1
TerraForm Power debt, less current portion	1,032.6	399.8
Semiconductor Materials debt, less current portion	205.4	7.6
Customer and other deposits, less current portion	23.6	103.3
Deferred revenue, less current portion	183.1	90.0
Conversion option derivative liability	—	506.5
Warrant derivative liability	—	270.5
Other liabilities	660.0	301.0
Total liabilities	8,990.2	6,339.3

Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding in 2014 and 2013	—	—
Common stock, $.01 par value, 700.0 shares authorized, 271.0 and 266.9 issued and outstanding in 2014 and 2013, respectively	2.7	2.7
Additional paid-in capital	1,546.8	457.7
Accumulated deficit	(1,106.1)	(168.0)
Accumulated other comprehensive loss	(49.7)	(60.0)
Treasury stock, 0.4 and less than 0.1 shares in 2014 and 2013, respectively	(8.0)	(0.2)
Total SunEdison stockholders’ equity	385.7	232.2
Noncontrolling interests	892.9	109.0
Total stockholders’ equity	1,278.6	341.2
Total liabilities and stockholders’ equity	$10,268.8	$6,680.5
See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(984.9)	$(309.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260.9	192.4
Stock-based compensation	28.4	23.0
Expense for deferred taxes	(41.2)	40.2
Deferred revenue	(142.3)	(25.2)
Loss on convertible notes derivatives, net	499.4	—
Gain on previously held equity investment	(145.7)	—
Long-lived asset impairment charges	100.4	—
Other non-cash	(12.9)	3.4
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	22.2	(95.0)
Inventories	(2.7)	44.4
Solar energy systems held for development and sale	(114.3)	(156.8)
Prepaid expenses and other current assets	(166.9)	(59.0)
Accounts payable	(164.6)	105.9
Deferred revenue for solar energy systems	179.9	(59.2)
Customer and other deposits	(54.5)	(39.5)
Accrued liabilities	114.1	49.4
Other long term liabilities	29.6	(38.1)
Other	25.0	16.4
Net cash used in operating activities	(570.1)	(307.6)
Cash flows from investing activities:
Capital expenditures	(181.8)	(101.2)
Construction of solar energy systems	(1,028.3)	(261.3)
Purchases of cost and equity method investments	(53.8)	(46.6)
Net proceeds from equity method investments	12.5	68.4
Change in restricted cash	(45.6)	(12.4)
Change in cash committed for construction projects	141.8	(129.6)
Cash paid for acquisitions, net of cash acquired	(414.7)	(7.3)
Receipts from vendors for deposits and loans	—	0.6
Other	(2.9)	4.9
Net cash used in investing activities	(1,572.8)	(484.5)
Cash flows from financing activities:
Proceeds from long-term debt	600.0	—
Proceeds from SSL term loan	210.0	—
Proceeds from TerraForm Power and Solar Energy system financing and capital lease obligations	1,807.7	626.4
Principal payments on long term debt	(11.1)	(1.4)
Repayments of TerraForm Power and Solar Energy system financing and capital lease obligations	(821.0)	(64.4)
Payments for note hedge	(173.8)	—
Proceeds from warrant transactions	123.6	—
Net repayments of customer deposits related to long-term supply agreements	—	(51.7)
Proceeds from TerraForm IPO and private placement transactions	592.1	—
Proceeds from SSL IPO and private placement transactions	185.3	—
Common stock issued and repurchased	4.6	239.6
Proceeds from noncontrolling interests	32.8	25.9
Cash paid for contingent consideration for acquisitions	(3.8)	(0.8)
Debt financing fees	(121.6)	(25.6)
Other	(3.5)	(1.4)
Net cash provided by financing activities	2,421.3	746.6

Effect of exchange rate changes on cash and cash equivalents	(10.9)	(7.0)
Net increase (decrease) in cash and cash equivalents	267.5	(52.5)
Cash and cash equivalents at beginning of period	573.5	553.8
Cash and cash equivalents at end of period	$841.0	$501.3
Supplemental schedule of non-cash of financing activities:
Net debt transferred to and assumed by buyer upon sale of solar energy systems	$318.9	$55.5
Contingent consideration provided for acquisitions	14.0	22.4

See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of SunEdison, Inc. and subsidiaries ("SunEdison"), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. SunEdison has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's (the "SEC's") requirements for Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2013, which contains SunEdison's audited financial statements for such year. Operating results for the three and nine month periods ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

The accompanying unaudited condensed consolidated financial statements of SunEdison include the consolidated results of TerraForm Power, Inc. ("TerraForm") and SunEdison Semiconductor Ltd. ("SSL"), which are each separate SEC registrants. The results of TerraForm are reported as our TerraForm Power reportable segment, and the results of SSL are reported as our Semiconductor Materials reportable segment, as described in Note 16. References to "SunEdison", "we", "our" or "us" within the accompanying unaudited condensed consolidated financial statements refer to the consolidated reporting entity.

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

Use of Estimates

In preparing our unaudited condensed consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for investments; depreciation; amortization; leases; asset impairments; accrued liabilities including restructuring, warranties, and employee benefits; derivatives, including the embedded conversion option, note hedges, and warrants associated with our outstanding senior convertible notes; stock-based compensation; income taxes; solar energy system installation and related costs; percentage-of-completion on long-term construction contracts; the fair value of assets and liabilities recorded in connection with business combinations; and asset valuations, including allowances, among others. These estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, our future results of operations would be affected.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for us for our fiscal year ending December 31, 2016 and for interim periods thereafter. We are currently evaluating the impact of this standard on our consolidated financial statements.

2. INVENTORIES

Inventories consist of the following:

	As of	As of
In millions	September 30, 2014	December 31, 2013
Raw materials and supplies	$65.1	$114.7
Goods and work in process	120.6	98.8
Finished goods	60.9	34.9
Total inventories	$246.6	$248.4

3. SOLAR ENERGY SYSTEMS HELD FOR DEVELOPMENT AND SALE

Solar energy systems held for development and sale (including consolidated variable interest entities, "VIEs") consist of the following:

	As of	As of
In millions	September 30, 2014	December 31, 2013
Under development	$264.4	$419.7
Systems held for sale	—	40.4
Total solar energy systems held for development and sale	$264.4	$460.1

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

On May 28, 2014, we acquired from SFC an approximate 35% interest in SMP for a cash purchase price of 144 billion South Korean won (approximately $140.7 million, or $71.2 million, net of cash acquired). Prior to the completion of the SSL IPO (see Note 17), SunEdison contributed this approximate 35% interest in SMP to SSL. As a result, on a consolidated basis, we own an approximate 85% interest in SMP, and effectively control SMP's operations, and thus SMP's results are included in our consolidated financial statements from May 28, 2014 onwards. Further, we applied the provisions of U.S. GAAP applicable to business combinations as of the acquisition date, which resulted in the recognition of SMP's net assets acquired and our previously held equity interest at fair value. The remeasurement of the previously held equity interest at the acquisition date resulted in a net gain of $145.7 million that was recorded in the accompanying condensed consolidated statement of operations.

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

The provisional estimated allocation of assets and liabilities is as follows:

In millions	Total Estimated Allocation
Current assets	$80.8
Property, plant and equipment (non-solar energy systems)	661.8
Other assets, including goodwill and intangible assets	127.4
Total assets acquired	870.0
Accounts payable	134.8
Accrued and other liabilities	5.1
Solar energy non-solar energy systems debt	381.9
Total liabilities assumed	521.8
Noncontrolling interest	51.2
Fair value of net assets acquired	$297.0

TerraForm Acquisitions

Mt. Signal

Effective July 2, 2014, TerraForm acquired a controlling interest in Imperial Valley Solar 1 Holdings II, LLC, which owns a 266 MW utility scale solar energy system located in Mt. Signal, California ("Mt. Signal"). TerraForm acquired Mt. Signal from an indirect wholly owned subsidiary of Silver Ridge Power, LLC ("SRP") in exchange for share based consideration in TerraForm consisting of (i) 5,840,000 Class B1 units (and a corresponding number of shares Class B1 common stock) equal in value to $146.0 million and (ii) 5,840,000 Class B units (and a corresponding number of shares Class B common stock) equal in value to $146.0 million.

Prior to the TerraForm IPO (see Note 18), SRP was owned 50% by R/C US Solar Investment Partnership, L.P. (“Riverstone”) and 50% by SunEdison, who acquired all of AES US Solar, LLC (“AES Solar”), a subsidiary of The AES Corporation, equity ownership interest in SRP (see "Silver Ridge Power, LLC" section below). In connection with its acquisition of AES Solar's interest in SRP, SunEdison entered into a Master Transaction Agreement (the "MTA") with Riverstone pursuant to which the parties agreed to sell Mt. Signal to TerraForm and to distribute the Class B units (and shares of Class B common stock) to SunEdison and the Class B1 units (and shares of Class B1 common stock) to Riverstone.

Other TerraForm Acquisitions

During the nine months ended September 30, 2014, TerraForm completed the acquisitions of 100% of the ownership interests in entities that owned and operated 40 solar energy systems in the U.S., Canada and the U.K. with an aggregate capacity of 103 megawatts ("MW"). The aggregate consideration paid for these acquisitions, net of cash acquired, was $209.7 million. These acquisitions were made in order to support the development of TerraForm's initial portfolio of renewable energy generation assets.

The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition date.

The provisional estimated allocation of assets and liabilities is as follows:

In millions	Mt. Signal	Other TerraForm Acquisitions	Total Estimated Allocation
Accounts receivable	$10.0	$5.9	$15.9
Solar energy systems	643.1	205.3	848.4
Restricted cash	22.2	11.7	33.9
Intangible assets	121.5	119.2	240.7
Other assets	14.1	2.2	16.3
Total assets acquired	810.9	344.3	1,155.2
Accounts payable	29.6	4.3	33.9
Solar Energy systems debt	413.5	112.9	526.4
Other liabilities	3.0	16.0	19.0
Total liabilities assumed	446.1	133.2	579.3
Non-controlling interest	73.1	1.4	74.5
Fair value of net assets acquired	$291.7	$209.7	$501.4

The preliminary purchase accounting resulted in the recording of provisional amounts for long-term power purchase agreements totaling $240.7 million. The long-term power purchase agreements are intangible assets subject to amortization with no residual value. The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 15 to 25 years.

Silver Ridge Power, LLC

On July 2, 2014, we completed the acquisition of 50% of the outstanding limited liability company interests of SRP from AES Solar for total cash consideration of $178.6 million. The remaining 50% of the outstanding limited liability company interests of SRP will continue to be held by Riverstone. SRP’s solar power plant operating projects include the Mt. Signal solar project. Concurrently with entry into the Acquisition Agreement, we also entered into the MTA with Riverstone. Pursuant to the MTA, concurrently with the closing of the TerraForm IPO, SRP contributed Mt. Signal to the operating entity of TerraForm in exchange for total consideration valued at $292.0 million. Consequently, Mt. Signal is consolidated by TerraForm as discussed above and is excluded from the following provisional accounting for the acquired interest in SRP

Through our acquisition of this interest in SRP, we acquired 50% of (i) 336 MW of solar power plant operating projects and (ii) a 40% interest in CSOLAR IV West, LLC (“CSolar”), which is currently developing a 183 MW solar power facility with an executed power purchase agreement in place with a high-credit utility off-taker. Pursuant to the MTA, concurrently with the closing of the TerraForm IPO, the parties also entered into a purchase and sale agreement with respect to CSolar. The purchase and sale agreement provides that, following completion of CSolar, which is expected in 2016, and subject to customary closing conditions and receipt of regulatory approvals, we will acquire Riverstone’s share of SRP’s interest in CSolar. Thereafter, we intend to contribute 100% of SRP’s 40% interest in CSolar to TerraForm.

The initial accounting for this business combination is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition date.

The provisional estimated allocation of assets and liabilities for SRP, excluding Mt. Signal, is as follows:

In millions	Total Estimated Allocation
Current assets	$132.2
Solar energy systems	508.2
Intangible assets	253.4
Other assets	212.4
Total assets acquired	1,106.2
Current liabilities	53.1
Solar energy systems debt	696.3
Other liabilities	308.4
Total liabilities	1,057.8
Non-controlling interest	15.8
Fair value of net assets acquired	$32.6

The preliminary purchase accounting resulted in the recording of provisional amounts for long-term power purchase agreements totaling $253.4 million. The long-term power purchase agreements are intangible assets subject to amortization with no residual value. The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 17 to 19 years.

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

Energy Matters Pty. Ltd.

On August 29, 2014, we completed the acquisition of 100% of the ownership interest in Energy Matters Pty. Ltd. ("Energy Matters"), a residential and distributed generation solar entity with operations in Australia and New Zealand. We acquired Energy Matters in exchange for total consideration of $18.4 million, consisting of cash payments totaling $3.1 million ($2.4 million, net of cash acquired) and contingent consideration valued at $14.0 million, with a remaining $1.3 million in cash to be paid in the first quarter of 2015. The initial accounting for this business combination is not complete because the evaluation necessary to assess the fair values of certain net assets acquired, along with the fair value of contingent consideration, is in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition date.

Pro forma results of operations, assuming all acquisitions were made at January 1, 2013 are not presented as the effects of these acquisitions were not material to our results.

5. DEBT AND LEASEBACK OBLIGATIONS

Debt (including VIEs) and leaseback obligations outstanding consist of the following:

	As of September 30, 2014			As of December 31, 2013
In millions	Total	Current and Short-Term	Long-Term	Total	Current and Short-Term	Long-Term
Solar Energy debt, non-solar energy systems:
Convertible senior notes due 2018, net of discount	$478.9	$—	$478.9	$460.0	$—	$460.0
Convertible senior notes due 2020, net of discount	424.1	—	424.1	—	—	—
Convertible senior notes due 2021, net of discount	423.8	—	423.8	408.2	—	408.2
SMP Ltd. credit facilities (a)	371.4	89.3	282.1	—	—	—
Total solar energy debt, non-solar energy systems	$1,698.2	$89.3	$1,608.9	$868.2	$—	$868.2
Solar Energy systems debt, including financing and capital leaseback obligations (b):
Short-term debt, weighted average interest rate of 6.55% at September 30, 2014 and December 31, 2013, respectively	$121.8	$121.8	$—	$68.9	$68.9	$—
System pre-construction, construction and term debt	1,435.7	577.6	858.1	677.8	268.6	409.2
Capital leaseback obligations	82.6	3.4	79.2	94.0	4.5	89.5
Financing leaseback obligations	1,385.3	5.7	1,379.6	1,297.7	15.1	1,282.6
Other system financing transactions	110.0	—	110.0	121.9	0.1	121.8
Total solar energy debt, including financing and capital leaseback obligations, solar energy systems	$3,135.4	$708.5	$2,426.9	$2,260.3	$357.2	$1,903.1
TerraForm Power debt (a):
TerraForm term facility	$299.3	$3.0	$296.3	$—	$—	$—
Other system financing transactions	1,004.1	267.8	736.3	437.3	37.5	399.8
Total TerraForm Power debt	$1,303.4	$270.8	$1,032.6	$437.3	$37.5	$399.8
Semiconductor Materials debt (a):
Long-term notes	$207.5	$2.1	$205.4	$10.4	$2.8	$7.6
Total Semiconductor Materials debt	$207.5	$2.1	$205.4	$10.4	$2.8	$7.6
Total debt outstanding	$6,344.5	$1,070.7	$5,273.8	$3,576.2	$397.5	$3,178.7
(a) Non-recourse to SunEdison
(b) Includes $40.3 million and $60.2 million of debt with recourse to SunEdison as of September 30, 2014 and December 31, 2013, respectively

Solar Energy Debt, Non-solar Energy Systems

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

The 2018/2021 Notes are convertible at any time until the close of business on the business day immediately preceding July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 120% of the conversion price of the 2018/2021 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2018/2021 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. As condition (1) was met during the third quarter of 2014, the 2018/2021 Notes were convertible as of September 30, 2014. On and after July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2018/2021 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $14.62 per share of our common stock.

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

From December 20, 2013 through May 29, 2014, the period in which we would have been required to settle conversions in cash if exercised, the embedded conversion options (the "2018/2021 Conversion Options") within the 2018/2021 Notes were separated from the 2018/2021 Notes and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the condensed consolidated statements of operations, as further discussed in the Loss on Convertible Notes Derivatives section below. Upon obtaining the requisite approvals from our stockholders discussed above, the 2018/2021 Conversion Options were considered equity instruments. Thus, as of May 29, 2014, the 2018/2021 Conversion Options were remeasured at fair value, or $888.4 million, with the change in fair value reported in the condensed consolidated statement of operations, and the resulting fair value of the 2018/2021 Conversion Options was reclassified to Stockholders' Equity. Changes in fair value subsequent to May 29, 2014 will not be recognized in the condensed consolidated statement of operations as long as the instruments continue to qualify to be classified as equity.

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

Under the terms of the 2018/2021 Warrants, we sold to affiliates of certain of the initial purchasers of the 2018/2021 Notes warrants to acquire, on the stated expiration date of each 2018/2021 Warrant, up to 82.1 million shares of our common stock at an exercise price of $18.35 and $18.93 per share, respectively, subject to anti-dilution adjustments. Each 2018/2021 Warrant transaction is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2018/2021 Notes.

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

Loss on Convertible Notes Derivatives

For the nine month period ended September 30, 2014, we recognized a net loss of $499.4 million related to the change in the fair value of the 2018/2021 Conversion Options, the 2018/2021 Note Hedges and 2018/2021 Warrants (the "2018/2021 Convertible Notes Derivatives") prior to the reclassification of these instruments to Stockholders' Equity as discussed above, which is reported in loss on convertible notes derivatives, net in the condensed consolidated statement of operations, as follows:

In millions	Nine Months Ended September 30, 2014
Conversion Options	$381.9
Note Hedges	(365.3)
Warrants	482.8
Total loss on convertible note derivatives, net	$499.4

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

The 2020 Notes are convertible at any time until the close of business on the business day immediately preceding October 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending September 30, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the 2020 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2020 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. The 2020 Notes were not convertible as of September 30, 2014. On and after October 15, 2019 and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2020 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $26.87 per share of our common stock.

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

Solar Energy Credit Facility

On February 28, 2014, we entered into a credit agreement with the lenders identified therein, Wells Fargo Bank, National Association, as administrative agent, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers and joint syndication agents, and Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Macquarie Capital (USA) Inc., as joint bookrunners (the “Credit Facility”). The Credit Facility provided for a senior secured letter of credit facility in an aggregate principal amount up to $265.0 million and has a term ending February 28, 2017. In June 2014, the parties amended the Credit Facility to increase the amount available under the Credit Facility from $265.0 million to $315.0 million. In September 2014, the parties further amended the Credit Facility to increase the amount available under the Credit Facility from $315.0 million to 355.0 million. In October 2014, the parties further amended the Credit Facility to increase the amount available under the Credit Facility from 355.0 million to 405.0 million. Also as a result of the amendment, we may request that the aggregate commitments be increased up to $800 million ($400.0 million prior to amendment), subject to certain conditions. The Credit Facility will be used to backstop outstanding letters of credit issued by Bank of America, N.A. under our former revolving credit facility until they expire, as well as for general corporate purposes. In addition, the amendment to the Credit Facility will permit investments in (i) a subsidiary of the company formed for the purpose of owning subsidiaries that own and operate Alternative Fuel Energy Systems (as defined in the Credit Facility) and (ii) wind, biomass, natural gas, hydroelectric, geothermal or other clean energy generation installations or hybrid energy generation installations. We paid fees of $5.8 million upon entry into the Credit Facility, which were recognized as deferred financing fees.

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

As of September 30, 2014, we had no borrowings outstanding under the Credit Facility, although we had $277.8 million of outstanding third party letters of credit backed by the Credit Facility, which reduced the available capacity. Therefore, funds available under the Credit Facility were $37.2 million as of September 30, 2014.

SMP Ltd. Credit Facilities

As a result of the acquisition of an additional interest in, and resulting consolidation of, SMP Ltd. discussed in Note 4, our consolidated long-term debt now includes SMP Ltd.'s long-term debt, which consists of four non-recourse term loan facilities and a working capital revolving credit facility. The term loan facilities provide for a maximum credit amount of 475 billion South Korean won in aggregate, which translates to $452.1 million as of September 30, 2014. The credit facilities hold maturity dates ranging from March 2019 to May 2019. Principal and interest on the term loan facilities are paid quarterly, with annual fixed interest rates ranging from 4.34% to 4.71%. As of September 30, 2014, a total of $369.7 million was outstanding under the term loan facilities. The working capital revolving facility provides for borrowings of up to 3 billion South Korean won, which translates to approximately $2.9 million as of September 30, 2014. The working capital facility matures in March 2015. Interest under the working capital facility is paid quarterly and accrues at a variable rate based on the three-month South Korean bank deposit rate plus 1.87%. The interest rate as of September 30, 2014 was 4.38%. As of September 30, 2014, a total of $1.7 million was outstanding under the working capital revolving facility.

Solar Energy Systems Debt, Including Financing and Capital Leaseback Obligations

Our solar energy systems for which we have short-term and long-term debt, capital leaseback and finance obligations are included in separate legal entities. Of this total debt outstanding, $3,095.1 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. This debt has recourse to those separate legal entities but no recourse to us under the terms of the applicable agreements. These finance obligations are fully collateralized by the related solar energy system assets and may also include limited guarantees by us related to operations, maintenance and certain indemnities.

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

On March 26, 2014, we entered into a financing agreement with certain lenders; Wilmington Trust, National Association, as administrative agent; Deutsche Bank Trust Company Americas, as collateral agent and loan paying agent; and Deutsche Bank Securities Inc., as lead arranger, bookrunner, structuring bank and documentation agent (the “Construction Facility”). The Construction Facility originally provided for a senior secured revolving credit facility in an amount up to $150.0 million and has a term ending March 26, 2017. During the third quarter of 2014, the parties agreed to increase the amount available under the Construction Facility to $285.0 million. The Construction Facility will be used to support the development and acquisition of new projects in the United States and Canada. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $300.0 million. We paid fees of $7.5 million upon entry into the Construction Facility, which were recognized as deferred financing fees.

Loans under the Construction Facility are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and are secured by a pledge of collateral of the project company, including the project contracts and equipment. Interest on loans under the Construction Facility is based on our election of either LIBOR plus an applicable margin of 3.5%, or a defined prime rate plus an applicable margin of 2.5%. As of September 30, 2014, the interest rate under the Construction Facility was 5.75%.

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

At September 30, 2014, we had borrowed $110.2 million under the Construction Facility, which is classified under system pre-construction, construction and term debt. In the event additional construction financing is needed, we have the ability to draw upon the available capacity of our Credit Facility (discussed above). In the event additional construction financing is needed beyond the amounts available under the Credit Facility and we are unable to obtain alternative financing, or if we have inadequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.

System Pre-Construction, Construction and Term Debt

We typically finance our solar energy projects through project entity specific debt secured by the project entity's assets (mainly the solar energy system) with no recourse to us. Typically, these financing arrangements provide for a construction loan, which upon completion will be converted into a term loan, and generally do not restrict the future sale of the project entity to a third party buyer. As of September 30, 2014, we had system pre-construction, construction and term debt outstanding of $1,435.7 million, which is comprised of a combination of fixed and variable rate debt. The variable rate debt has interest rates tied to the London Interbank Offered Rate, the Euro Interbank Offer Rate, the Canadian Dollar Offered Rate, the Johannesburg Interbank Acceptance Rate, and the Prime Rate. The variable interest rates have primarily been hedged by our outstanding interest rate swaps as discussed in Note 7. The interest rates on the these obligations range from 1.6% to 14.0% and have maturities that range from 2014 to 2033. The weighted average interest rate on the same construction and term debt was 4.29% as of September 30, 2014.

As of September 30, 2014, $642.0 million in non-recourse project debt was assumed in the acquisition of SRP as discussed in Note 4. The weighted average interest rate on this debt was 3.26% as of September 30, 2014. In the third quarter of 2014, legislation changes in Italy introduced modifications in the feed in tariff programs that were previously guaranteed by the Italian government.  These modifications resulted in an event of default for four of SRP's Italian credit facilities, and thus $361.3 million of this amount is reported in current liabilities as of September 30, 2014. We intend to seek a waiver from the lender or restructure these facilities.

During the second quarter of 2012, we violated covenants on two non-recourse solar energy system loans as a result of devaluation in the Indian Rupee. The solar energy systems for these two project companies collateralize the loans and there is no recourse outside of these project companies for payment. On September 28, 2012, we obtained a waiver from the lender for the covenant violations, which had a grace period which expired on November 20, 2013. On July 4, 2014, we amended our loan agreements which included revisions to the financial covenants applicable to future periods and obtained a waiver for all prior covenant violations. As of September 30, 2014, we were again in violation of covenants for these two loans, and we intend to seek a waiver from the lender. The amount outstanding of $22.1 million under both loans was classified as current as of September 30, 2014.

Capital Leaseback Obligations

We are party to master lease agreements that provide for the sale and simultaneous leaseback of certain solar energy systems constructed by us. As of September 30, 2014, we had $82.6 million of capital lease obligations outstanding. Generally, this classification occurs when the term of the lease is greater than 75.0% of the estimated economic life of the solar energy system and the transaction is not subject to real estate accounting. The terms of the leases are typically 25 years with certain leases providing terms as low as 10 years and providing for early buyout options. The specified rental payments are based on projected cash flows that the solar energy system will generate. We have not entered into any arrangements that have resulted in accounting for the sale leaseback as a capital lease since November 2009.

Financing Leaseback Obligations

For certain transactions we account for the proceeds of sale leasebacks as financings, which are typically secured by the solar energy system asset and its future cash flows from energy sales, but without recourse to us under the terms of the arrangement. The structure of the repayment terms under the lease results in negative amortization throughout the financing period, and we therefore recognize the lease payments as interest expense. The balance outstanding for sale leaseback transactions accounted for as financings as of September 30, 2014 is $1,385.3 million, which includes the below mentioned transactions. The maturities range from 2021 to 2039 and are collateralized by the related solar energy system assets with a carrying amount of $1,313.5 million.

On March 31, 2011, one of our project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by us. The total capacity under this agreement is $124.4 million, of which $123.6 million is outstanding and $0.8 million is available as of September 30, 2014. The specified rental payments under the master lease agreement are based on projected cash flows that the solar energy systems generate.

On September 24, 2012, one of our project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain solar energy systems constructed by us. The total capacity under this agreement was $101.4 million, of which $94.7 million is outstanding and $6.7 million was available as of September 30, 2014. The specified rental payments under the master lease agreement are based on projected cash flows that the solar energy systems generate.

Other System Financing Transactions

Other system financing transactions represent the cash proceeds that we received in connection with an executed solar energy system sales contract that has not met the sales recognition requirements under real estate accounting and has been accounted for as a financing. Included in other system financing is $16.9 million of proceeds collected under three separate solar energy system sales agreements with the buyer that provides the buyer with a put option that could become an obligation in the event that we are unable to fulfill certain performance warranties set to expire during 2015. The remaining portion of other system financings of $93.1 million relates to cash proceeds received in connection with separate solar energy system sales contracts for which we have substantial continuing involvement. There are no principal or interest payments associated with these transactions. Of the $93.1 million, $38.1 million relates to two projects sold in Italy which did not meet the requirements to record revenue due to an indemnification that expires in 2016. The remaining amount relates to thirteen projects sold in the U.S., Korea, and Canada.

Capitalized Interest

During the three month periods ended September 30, 2014 and 2013, we capitalized $10.0 million and $6.3 million of interest to the condensed consolidated balance sheet, respectively. During the nine months ended September 30, 2014 and 2013, we capitalized $24.7 million and $12.9 million of interest, respectively.

TerraForm Power Debt

Acquisition Facility

On March 28, 2014, TerraForm entered into a credit and guaranty agreement with various lenders and Goldman Sachs Bank USA, as administrative agent, collateral agent, documentation agent, sole lead arranger, sole lead bookrunner, and syndication agent (the “Acquisition Facility”). The Acquisition Facility provided for a term loan credit facility in an amount up to $400.0 million and had a term ending on the earlier of August 28, 2015 and the date on which all loans under the Acquisition Facility become due and payable in full, whether by acceleration or otherwise. The Acquisition Facility was used in the purchase of certain renewable energy generation assets.
The Acquisition Facility was terminated on July 23, 2014, in connection with the closing of the TerraForm IPO (see Note 18). Upon termination of the Acquisition Facility, no writeoff of unamortized deferred financing fees was required as the amount was fully amortized.
TerraForm Credit Facilities
On July 23, 2014, in connection with the closing of the TerraForm IPO, TerraForm Operating, LLC ("Terra Operating LLC") and TerraForm Power, LLC ("Terra LLC"), both wholly owned subsidiaries of TerraForm, entered into a revolving credit facility (the "TerraForm Revolver") and a term loan facility (the "TerraForm Term Loan" and together with the TerraForm Revolver, the “TerraForm Credit Facilities”). The TerraForm Revolver provides for up to $140.0 million in senior secured revolving credit and the TerraForm Term Loan provides for $300.0 million in senior secured term loan financing.

The TerraForm Term Loan was used to repay a portion of outstanding borrowings under the Acquisition Facility. Each of TerraForm's existing and subsequently acquired or organized domestic restricted subsidiaries are guarantors under the Credit Facilities.

The TerraForm Term Loan will mature on the five-year anniversary and the TerraForm Revolver will mature on the three-year anniversary of the funding date of the TerraForm Term Loan. All outstanding amounts under the TerraForm Credit Facilities bear interest at a rate per annum equal to, the lesser of either (a) a base rate plus 2.75% or (b) a reserve adjusted eurodollar rate plus 3.75%. For the TerraForm Term Loan, the base rate will be subject to a “floor” of 2.00% and the reserve adjusted eurodollar rate will be subject to a “floor” of 1.00%.

The TerraForm Credit Facilities provide for voluntary prepayments, in whole or in part, subject to notice periods and payment of repayment premiums. The TerraForm Credit Facilities require TerraForm to prepay outstanding borrowings in certain circumstances, subject to certain exceptions. The TerraForm Credit Facilities contain customary and appropriate representations and warranties and affirmative and negative covenants (subject to exceptions) by TerraForm and its subsidiaries.

The TerraForm Credit Facilities, each guarantee and any interest rate and currency hedging obligations of TerraForm or any guarantor owed to the administrative agent, any arranger or any lender under the TerraForm Credit Facilities are secured by first priority security interests in (i) all of TerraForm Operating LLC's assets and each guarantor’s assets, (ii) 100% of the capital stock of each of TerraForm’s domestic restricted subsidiaries and 65% of the capital stock of TerraForm's foreign restricted subsidiaries and (iii) all intercompany debt, collectively, the “Credit Facilities Collateral.”

As of September 30, 2014, we had $299.3 million in borrowings outstanding under the TerraForm Term Loan and no amounts outstanding under the TerraForm Revolver.

Other System Financing Obligations

Other TerraForm Power system financing obligations primarily consist of $417.5 million of long-term debt assumed as a result of the acquisition of Mt. Signal. The senior secured notes bear interest at 6% and mature in 2038. Interest on the notes is payable semi-annually on June 30 and December 31 of each year, commencing on June 30, 2013. A letter of credit facility was also extended to the project company to satisfy certain security obligations under the PPA, other project agreements and the notes. The facility will terminate on the earlier of July 2, 2019 and the fifth anniversary of the Mt. Signal project’s completion date.

In addition, as of September 30, 2014, $247.9 million of fixed rate non-recourse debt financing arrangements used to finance the construction of a solar power plant in Chile are included in the balance of other system financing obligations. These agreements were executed in the third quarter of 2013. The weighted average interest rate on these obligations as of September 30, 2014 was 6.92%.

Semiconductor Materials Debt

SSL Credit Facility

On May 27, 2014, SSL and its direct subsidiary (the “Borrower”) entered into a credit agreement with Goldman Sachs Bank USA, as administrative agent, sole lead arranger and sole syndication agent and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lender parties thereto (the “SSL Credit Facility”). The SSL Credit Facility provides for (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “SSL Term Facility”) and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “SSL Revolving Facility”).

Under the SSL Revolving Facility, the Borrower may obtain (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The SSL Term Facility has a five year term, ending May 27, 2019, and the SSL Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the SSL Term Facility was drawn on May 27, 2014 and remains outstanding. As of September 30, 2014, no amounts were drawn under the SSL Revolving Facility, and no third party letters of credit were outstanding which would have reduced the available capacity. The principal amounts of the SSL Term Facility will be repaid in consecutive quarterly installments of $0.5 million with the remainder repaid at final maturity.

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

The SSL Credit Facility contains customary representations, covenants and events of default typical for credit arrangements of comparable size, including that SSL maintain a leverage ratio of not greater than (i) 3.5 to 1.0 for the fiscal quarters ending
September 30, 2014 and December 31, 2014, (ii) 3.0 to 1.0 for the fiscal quarters ending March 31, 2015 and June 30, 2015, and (iii) 2.5 to 1.0 for the fiscal quarters ending on and after September 30, 2015. The SSL Credit Facility also contains a customary material adverse effects clause and a cross-default clauses. The cross-default clause is applicable to defaults on other
SSL indebtedness in excess of $30.0 million. As of September 30, 2014, SSL was in compliance with all covenants of the Credit Facility.

As of September 30, 2014, there was no amount outstanding under the SSL Revolving Facility and $207.5 million outstanding under the SSL Term Facility.

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

Other Financing Arrangements

We have short-term committed financing arrangements of $23.0 million at September 30, 2014, of which there was no short-term borrowings outstanding as of September 30, 2014. Of this amount, $17.5 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

6. LONG-LIVED ASSET IMPAIRMENT AND RESTRUCTURING CHARGES

Long-Lived Asset Impairment Charges

In the third quarter of 2014, we received offers of interest to purchase our Semiconductor Materials segment's indefinitely closed Merano, Italy polysilicon facility and the related chlorosilanes facility. These offers indicated to us that the carrying value of the assets exceeded the estimated fair value. As a result of an impairment analysis, we recognized $57.3 million of non-cash impairment charges to write down these assets to their estimated fair value. We also recognized long-lived asset impairment charges of $0.7 million for the three and nine months ended September 30, 2014 related to the consolidation of the semiconductor crystal operations.

During the three and nine months ended September 30, 2014, our Solar Energy segment recognized long-lived asset impairment charges of $42.4 million. Charges resulted from the impairment of certain multicrystalline solar wafer manufacturing equipment due to market indications that fair value was less than carrying value, the impairment of certain solar module manufacturing equipment following the termination of a long-term lease arrangement with one of our suppliers and the impairment of a power plant development arrangement intangible asset and work in process related to one of our solar projects.

The charges above are recognized as long-lived asset impairment charges in our condensed consolidated statement of operations. Impairment charges were measured based on the amount by which the carrying value of these assets exceeded their estimated fair value after consideration of their future cash flows using management's assumptions (Level 3).

Restructuring Charges (Reversals)

Consolidation of Semiconductor Crystal Operations

We announced a plan to consolidate our Semiconductor Materials segment's crystal operations during the first quarter of 2014. The consolidation will include transitioning small diameter crystal activities from our St. Peters, Missouri facility to other crystal facilities in Korea, Taiwan, and Italy. The consolidation of crystal activities will affect approximately 120 employees in St. Peters and is currently being implemented and is expected to be completed by the first half of 2015. Restructuring reversals of $0.5 million and restructuring charges of $3.5 million were recorded for the three and nine months ended September 30, 2014, respectively, and are included within restructuring charges (reversals) on the condensed consolidated statement of operations.

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

During the three month period ended September 30, 2014, $1.3 million of net charges were recognized pertaining to the 2011 Global Plan due to expenses related to various restructuring activities. During the nine month period ended September 30, 2014, $3.6 million of net reversals were recognized pertaining to the 2011 Global Plan primarily as a result of a reversal of liabilities related to the costs associated with the Merano, Italy polysilicon and other semiconductor facilities due to settlements of certain obligations and changes in estimates.

Details of expenses, cash payments and expected costs related to the 2011 Global Plan are set forth in the following table:

							As of September 30, 2014
In millions	Accrued, December 31, 2013	Year-to-Date Restructuring (Reversals)Charges	Cash Payments	Non-Cash Settlements	Currency	Accrued September 30, 2014	Cumulative Costs Incurred	Total Costs Expected to be Incurred
Severance and other employee benefits	$21.3	$(1.5)	$(3.1)	$(0.9)	$(1.2)	$14.6	$50.8	$50.8
Contract termination	40.2	—	(10.5)	—	—	29.7	165.1	165.1
Other	24.3	(2.1)	(9.4)	2.0	(1.3)	13.5	46.5	46.5
Total	$85.8	$(3.6)	$(23.0)	$1.1	$(2.5)	$57.8	$262.4	$262.4

7. DERIVATIVES AND HEDGING INSTRUMENTS

Derivatives and hedging activities consist of the following:

		Assets (Liabilities or Equity) Fair Value
In millions	Balance Sheet Classification	As of September 30, 2014	As of December 31, 2013
Derivatives designated as hedging:
Interest rate swaps	Prepaid and other current assets	$5.7	$1.6
Interest rate swaps	Accumulated other comprehensive income	(5.7)	(1.6)
Interest rate swaps	Accrued liabilities	(63.4)	(2.4)
Interest rate swaps	Accumulated other comprehensive loss	10.8	1.6
Cross currency swaps	Prepaid and other current assets (accrued liabilities)	13.6	(2.4)
Cross currency swaps	Accumulated other comprehensive loss	(13.6)	2.4
Derivatives not designated as hedging:
Note hedges (see Note 5)	Note hedge derivative asset	$—	$514.8
Conversion options (see Note 5)	Conversion option derivative liability	—	(506.5)
Warrants (see Note 5)	Warrant derivative liability	—	(270.5)
Currency forward contracts	Prepaid and other current assets	1.6	0.7
Currency forward contracts	Accrued liabilities	(5.2)	(11.5)
Interest rate swaps	Prepaid and other current assets	—	1.0
Interest rate swaps	Accrued liabilities	(1.7)	(0.2)

		Losses (Gains)		Losses (Gains)
		Three Months Ended September 30,		Nine Months Ended September 30,
In millions	Statement of Operations Classification	2014	2013	2014	2013
Derivatives not designated as hedging:
Currency forward contracts	Other, net	$10.3	$(4.3)	$9.5	$6.2
Interest rate swaps	Interest expense (income)	(0.8)	1.1	1.5	1.4
Note hedges (see Note 5)	Gain on convertible notes derivatives	—	—	(365.3)	—
Conversion options (see Note 5)	Loss on convertible notes derivatives	—	—	381.9	—
Warrants (see Note 5)	Loss on convertible notes derivatives	—	—	482.8	—

To mitigate the risks associated with changes in foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing our net exposure. A substantial portion of our revenue and capital spending is transacted in U.S. dollars. However, we also enter into transactions in other currencies, primarily the euro, the U.K. pound, the Japanese yen, the South African rand and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time, we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts. As of September 30, 2014 and December 31, 2013, these currency forward contracts had aggregate notional amounts of $392.2 million and $401.1 million, respectively, and are accounted for as economic hedges. There were no outstanding currency forward contracts designated as cash flow hedges as of September 30, 2014 or December 31, 2013.

During the second quarter of 2013, we entered into a cross currency swap with a notional amount of $185.8 million accounted for as a cash flow hedge. The amounts recorded to the condensed consolidated balance sheet, as provided in the table above, represent the fair value of the net amount that would settle on the balance sheet date if the swap was transferred to other third parties or canceled by us. The effective portion of this cash flow hedging instrument during the three and nine month periods ended September 30, 2014 was recorded to accumulated other comprehensive income (loss) on the condensed consolidated balance sheet. No ineffectiveness was recognized during the three and nine month periods ended September 30, 2014.
As of September 30, 2014, we are party to certain interest rate swap instruments that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution counterparties to the agreements pay us a floating interest rate. The amount recorded in the condensed consolidated balance sheet represents the estimated fair value of the net amount that we would settle on September 30, 2014, if the agreements were transferred to other third parties or cancelled by us. The effective portion of these cash flow hedges as of September 30, 2014 were net losses of $0.0 million recorded to accumulated other comprehensive income (loss). There was no material amount recorded to as of December 31, 2013. There was no material ineffectiveness recorded during the three and nine month periods ended September 30, 2014 and 2013, respectively.
As of September 30, 2014, we are party to certain interest rate swap instruments that are accounted for as economic hedges. These instruments are used to hedge floating rate debt and are not accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution counterparties to the agreements pay us a floating interest rate. The amount recorded in the condensed consolidated balance sheet represents the estimated fair value of the net amount that we would settle on September 30, 2014, if the agreements were transferred to other third parties or cancelled by us. Because these hedges are deemed economic hedges and not accounted for under hedge accounting, the changes in fair value are recorded to interest expense (income) within the condensed consolidated statement of operations.

As of September 30, 2014, we have upward amortizing interest rate swap agreements that are used as an economic hedge related to several consolidated solar energy system projects for which we own 8.2% of the project companies. These instruments are used to hedge floating rate debt with a construction loan availability of $200.0 million and are not designated as a cash flow hedge. Under the swap agreement, we pay the fixed rate and the counterparty to the agreement pays us a floating interest rate. The amount recorded in the condensed consolidated balance sheet, as provided in the table above, represents the estimated fair value of the net amount that we would settle on September 30, 2014 if the agreements were transferred to other third parties or cancelled by us. Because these agreements are designated as an economic hedge and not accounted for under hedge accounting, the changes in fair value are recorded to interest expense (income) within the condensed consolidated statement of operations. During the three and nine month periods ended September 30, 2014, we recorded $0.3 million and $1.9 million, respectively, to interest expense for fair value adjustments. These amounts are reduced in the condensed consolidated statement of operations by $0.3 million and $1.7 million, respectively, attributable to a non-controlling interest representing the 91.8% of the project companies we do not own. We also have an upward amortizing interest rate swap agreement that is designated as a cash flow hedge related to a solar energy system project. This instrument is used to hedge floating rate debt with a construction loan availability of $185.8 million. The changes in fair value are recorded to accumulated other comprehensive income (loss) on the condensed consolidated balance sheets, as provided in the table above, with any ineffectiveness recorded in the condensed consolidated statement of operations. No such ineffectiveness was recognized during the three and nine month periods ended September 30, 2014.
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

8. FAIR VALUE MEASUREMENTS

The following table summarizes the financial instruments measured at fair value on a recurring basis as classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying condensed consolidated balance sheets:

	As of September 30, 2014				As of December 31, 2013
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap assets	$—	$5.7	$—	$5.7	$—	$2.6	$—	$2.6
Interest rate swap liabilities	—	(65.1)	—	(65.1)	—	(2.6)	—	(2.6)
Currency forward contract assets	1.6	—	—	1.6	0.7	—	—	0.7
Currency forward contract liabilities	(5.2)	—	—	(5.2)	(11.5)	—	—	(11.5)
Cross currency swaps asset (liabilities)	—	13.6	—	13.6	—	(2.4)	—	(2.4)
Note hedge derivative asset (see Note 5)	—	—	—	—	—	514.8	—	514.8
Conversion option derivative liability (see Note 5)	—	—	—	—	—	(506.5)	—	(506.5)
Warrant derivative liability (see Note 5)	—	—	—	—	—	(270.5)	—	(270.5)
Contingent consideration liabilities	—	—	(40.0)	(40.0)	—	—	(35.2)	(35.2)
Total	$(3.6)	$(45.8)	$(40.0)	$(89.4)	$(10.8)	$(264.6)	$(35.2)	$(310.6)

There were no transfers into or out of Level 1, Level 2 or Level 3 financial instruments during the three and nine month periods ended September 30, 2014.

The following table summarizes changes in Level 3 assets and liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2013 and 2014:

In millions	Contingent Consideration Related to Acquisitions
Balance, December 31, 2012	$(24.9)
Total unrealized losses included in earnings (1)	(3.1)
Acquisitions	(22.4)
Balance, September 30, 2013	$(50.4)
Balance December 31 2013	$(35.2)
Total unrealized gains included in earnings (1)	1.7
Acquisitions	(14.0)
Payments of contingent consideration	7.5
Balance, September 30, 2014	$(40.0)
The amount of total losses for the nine months ended September 30, 2013 included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(3.1)
The amount of total gains for the nine months ended September 30, 2014 included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$1.7
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

The following table presents the carrying amount and estimated fair value of our outstanding short-term debt, long-term debt and capital lease obligations as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014		As of December 31, 2013
In millions	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Total debt and capital lease obligations	$6,344.5	$5,813.4	$3,576.2	$2,681.2
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

9. LOSS PER SHARE

For the three month periods ended September 30, 2014 and 2013, basic and diluted loss per share (“EPS”) were calculated as follows:

	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to SunEdison stockholders	$(283.4)	$(283.4)	$(108.0)	$(108.0)
Adjustment for net income attributable to redeemable interest holder	(1.6)	(1.6)	—	—
Adjustment of redeemable noncontrolling interest			(2.4)	(2.4)
Adjusted net loss to SunEdison stockholders	$(285.0)	$(285.0)	$(110.4)	$(110.4)

EPS Denominator:
Weighted-average shares outstanding	269.8	269.8	236.9	236.9
Loss per share	$(1.06)	$(1.06)	$(0.47)	$(0.47)

For the nine month periods ended September 30, 2014 and 2013, basic and diluted EPS were calculated as follows:

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
In millions, except per share amounts	Basic	Diluted	Basic	Diluted
EPS Numerator:
Net loss attributable to SunEdison stockholders	$(938.2)	$(938.2)	$(300.3)	$(300.3)
Adjustment for net income attributable to redeemable interest holder	(5.2)	(5.2)	—	—
Adjustment of redeemable noncontrolling interest			(6.8)	(6.8)
Adjusted net loss to SunEdison stockholders	$(943.4)	$(943.4)	$(307.1)	$(307.1)

EPS Denominator:
Weighted-average shares outstanding	268.4	268.4	233.3	233.3
Loss per share	$(3.51)	$(3.51)	$(1.32)	$(1.32)

For the three and nine month periods ended September 30, 2014 and 2013, the numerator of the EPS calculation included the amount recorded to adjust a redeemable noncontrolling interest balance to redemption value.  For the three and nine month periods ended September 30, 2014, the numerator of the EPS calculation was reduced by the holder’s share of the net income of certain subsidiaries as a result of the Share Sale Agreement entered into with the noncontrolling interest holder. Similar adjustments will be required through October 15, 2014, when we will have repurchased all of the holder’s shares.

Weighted-average shares outstanding for for all periods presented includes the impact of the issuance of 34,500,000 shares of common stock on September 18, 2013 in a registered public offering.

For the three and nine months ended September 30, 2014 and 2013, all options to purchase our stock and restricted stock units and the Conversion Options and Warrants associated with the convertible senior notes (see Note 5) were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the respective periods.

10. STOCKHOLDERS' EQUITY

At our annual stockholders meeting on May 29, 2014, our stockholders approved an amendment to our Restated Certificate of Incorporation to increase the authorized number of shares of common stock to 700 million shares.

The following table presents the change in total stockholders' equity for the nine month period ended September 30, 2014:

In millions	SunEdison Stockholders’ Equity		Noncontrolling Interests		Total
Balance, January 1, 2014	$232.2		$109.0		$341.2
Net loss	(938.2)		(46.7)		(984.9)
Other comprehensive income, net of tax	(26.1)		(14.8)		(40.9)
Stock plans, net	37.7		—		37.7
Acquisition of noncontrolling interest in MKC (see Note 17)	43.4		(43.4)		—
TerraForm IPO and related transactions (see Note 18)	234.5		357.6		592.1
Income tax impact of TerraForm IPO taxable gain (see Note 12)	(26.9)		—		(26.9)
Acquisition of Mt. Signal (see Note 4)	146.0		73.1		219.1
SSL IPO (see Note 17)	(183.6)		368.9		185.3
Acquisition of SRP (see Note 4)	—		15.8		15.8
Acquisition of SMP Ltd. (see Note 4)	—		51.2		51.2
Other activity of noncontrolling interests	(19.4)		22.2		2.8
Reclassification of conversion options, warrants and note hedges related to the 2018/2021 Notes (see Note 5)	761.7		—		761.7
Recognition of conversion options, warrants and note hedges related to the 2020 Notes (see Note 5)	124.4		—		124.4
Balance, September 30, 2014	$385.7	—	$892.9	—	$1,278.6

Stock-Based Compensation

We have equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors and consultants. As of September 30, 2014, there were 16.8 million shares remaining available for future grant under these plans.

The following table presents information regarding outstanding stock options of SunEdison, Inc. as of September 30, 2014 and changes during the nine month period then ended:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	23,742,764	$6.64
Granted	241,500	18.72
Exercised	(2,936,133)	5.94
Forfeited	(721,306)	5.17
Expired	(101,458)	11.29
Outstanding at September 30, 2014	20,225,367	$6.90	$249.2	7
Options exercisable at September 30, 2014	6,900,088	$9.36	$73.8	6

The weighted-average grant-date fair value per share of options granted was $9.36 and $3.99 for the nine month periods ended September 30, 2014 and 2013, respectively.

The following table presents information regarding outstanding restricted stock units SunEdison, Inc. as of September 30, 2014 and changes during the nine month period then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)	Weighted- Average Remaining Contractual Life (in years)
Outstanding at December 31, 2013	4,038,782
Granted	4,890,925
Converted	(1,213,639)
Forfeited	(473,018)
Outstanding at September 30, 2014	7,243,050	$136.7	3

The weighted-average fair value of restricted stock units per share on the date of grant was $18.88 and $8.74 for the nine month periods ended September 30, 2014 and 2013, respectively.

During the nine month period ended September 30, 2014, we awarded 1,120,000 restricted share units, subject to achieving certain market conditions based on the Company’s stock price, to senior executives, including our CEO. The restricted share units will vest ratably on the anniversary date in 2017 and 2018 of achieving a $35.00 per share stock price for 30 consecutive trading days on or prior to June 30, 2016, or a $50.00 per share stock price for 30 consecutive trading days on or prior to June 30, 2018. Achievement of a $50.00 per share stock price for 30 consecutive trading days on or prior to June 30, 2016 will result in a 50% share multiplier for the CEO award and a 25% share multiplier for all remaining awards. If the individual stock price hurdles are not met by the dates specified above, the awards will be cancelled. The grant date fair value of these awards was $18.4 million which will be recognized as compensation cost on a straight line basis over the service period. The grant date fair value of these awards was calculated using a probabilistic approach under a Monte Carlo simulation taking into consideration volatility, interest rates and expected term. The target stock prices were not met as of September 30, 2014.

In connection with the TerraForm IPO (see Note 18), TerraForm filed a registration statement to register the issuance of an aggregate of 8.6 million ordinary shares reserved for issuance under the equity incentive plan adopted immediately prior to the initial public offering. As of September 30, 2014, there were 4.0 million shares remaining available for future grant under this plan. The total grant date fair value of the awards granted under TerraForm's equity incentive plan during the nine month period ended September 30, 2014 was $25.1 million. An immaterial amount of expense was recognized during the three and nine month periods ended September 30, 2014 related to these awards.

In connection with the SSL IPO (see Note 17), SSL filed a registration statement to register the issuance of an aggregate of 11.0 million ordinary shares reserved for issuance under the equity incentive plan adopted immediately prior to the initial public offering. As of September 30, 2014, there were 7.9 million shares remaining available for future grant under this plan. The total grant date fair value of the awards granted under SSL's equity incentive plan during the nine month period ended September 30, 2014 was $32.3 million. An immaterial amount of expense was recognized during the three and nine month periods ended September 30, 2014 related to these awards.

Total stock-based compensation expense for the three month periods ended September 30, 2014 and 2013 was $14.0 million and $8.8 million, respectively. For the nine month periods ended September 30, 2014 and 2013, total stock based compensation expense was $28.4 million and $22.6 million, respectively.

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

The following tables present the changes in each component of accumulated other comprehensive loss, net of tax:

(In millions)	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Available-for-sale securities
Beginning balance	$—	$(7.5)	$—	$(7.6)
Other comprehensive income before reclassifications	—	0.8	—	0.9
Amounts reclassified from other comprehensive loss	—	—	—	—
Other comprehensive income(2)	—	0.8	—	0.9
Balance at September 30	$—	$(6.7)	$—	$(6.7)

Foreign currency translation adjustments(1)
Beginning balance	$27.4	$(17.5)	$(20.0)	$32.3
Other comprehensive income (loss) before reclassifications	(39.7)	8.9	(28.7)	(40.9)
Amounts reclassified from other comprehensive loss(5)	—	—	36.4	—
Other comprehensive income (loss)(2)	(39.7)	8.9	7.7	(40.9)
Balance at September 30	$(12.3)	$(8.6)	$(12.3)	$(8.6)

Cash flow hedges
Beginning balance	$(5.1)	$(19.8)	$(12.4)	$(4.3)
Other comprehensive income (loss) before reclassifications	(5.1)	9.7	2.6	(5.4)
Amounts reclassified from other comprehensive loss(4)	—	—	(0.4)	(0.4)
Other comprehensive income (loss)(2)	(5.1)	9.7	2.2	(5.8)
Balance at September 30	$(10.2)	$(10.1)	$(10.2)	$(10.1)

Benefit plans
Beginning balance	$(27.1)	$(60.2)	$(27.6)	$(60.2)
Other comprehensive income before reclassifications	—	1.9	0.8	1.9
Amounts reclassified from other comprehensive loss(3)	(0.1)	—	(0.4)	—
Other comprehensive income (loss)(2)	(0.1)	1.9	0.4	1.9
Balance at September 30	(27.2)	(58.3)	(27.2)	(58.3)

Accumulated other comprehensive loss at September 30	$(49.7)	$(83.7)	$(49.7)	$(83.7)
__________________________

(1)	Excludes foreign currency translation adjustments as it relates to noncontrolling interests. Refer to the condensed consolidated statements of comprehensive loss.

(2)
Total other comprehensive income (loss) was $(44.9) million and $21.3 million for the three month period ended September 30, 2014 and 2013, respectively, and $(26.1) million and $(43.9) million for the nine month periods ended September 30, 2014 and 2013, respectively.

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
The process for calculating income tax expense (benefit) includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The income tax benefit in the nine month period ending September 30, 2014 is associated with (i) tax expense as result of worldwide operational earnings mix at various rates, (ii) a taxable gain recognized in stockholders' equity utilizing tax attributes that were previously offset with a valuation allowance, and thus as a result of intraperiod tax allocation, the tax benefit related to the reduction in the valuation allowance was recognized in continuing operations of $26.9 million, (iii) a tax benefit for the discrete reduction of the valuation allowance on certain deferred tax assets of $47.4 million due to the ability to realize those benefits in the future, and (iv) a tax benefit for the establishment of deferred taxes related to certain convertible note transactions.

The income tax expense in the three month period ending September 30, 2014 is associated with (i) tax expense as result of worldwide operational earnings mix at various rates, (ii) a taxable gain recognized in stockholders' equity utilizing tax attributes that were previously offset with a valuation allowance, and thus as a result of intraperiod tax allocation, the tax benefit related to the reduction in the valuation allowance was recognized in continuing operations of $26.9 million, and (iii) a tax benefit for the discrete reduction of the valuation allowance on certain deferred tax assets of $17.8 million due to the ability to realize those benefits in the future. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and the expected impact of tax planning strategies. Our total deferred tax assets, net of valuation allowance, as of September 30, 2014 and December 31, 2013, were $83.0 million and $65.7 million, respectively. We believe that it is more likely than not, based on our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets which have not been offset by a valuation allowance at September 30, 2014.

We are subject to income taxes in the United States and numerous foreign jurisdictions. From time to time, we are subject to income tax audits in these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total accrual for uncertain tax positions was $18.3 million and $17.1 million as of September 30, 2014 and December 31, 2013, respectively.

The undistributed earnings of a substantial number of our foreign subsidiaries are not expected to be remitted to the U.S. parent corporation in the foreseeable future. The impact of the undistributed earnings that are currently expected to be remitted to the U.S. parent corporate in the foreseeable future is not material to the consolidated financial statements and would be fully offset by valuation allowances. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Of our cash and cash equivalents and cash committed for construction projects as of September 30, 2014, $401.6 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects.

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

13. VARIABLE INTEREST ENTITIES

Thirteen VIEs in solar energy related entities were consolidated as of September 30, 2014. Included in the thirteen consolidated VIEs are two VIEs related to our acquisition of SRP and one VIE related to our acquisition of Mt. Signal. See Note 4 for the preliminary purchase accounting related to these acquisitions. The carrying amounts and classification of the remaining ten consolidated VIEs' assets and liabilities included in our condensed consolidated balance sheet are as follows:

In millions	As of September 30, 2014	As of December 31, 2013
Current assets	$84.9	$274.1
Noncurrent assets	265.3	167.2
Total assets	$350.2	$441.3
Current liabilities	$14.5	$22.0
Noncurrent liabilities	309.1	275.4
Total liabilities	$323.6	$297.4

The amounts shown in the table above exclude intercompany balances, which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations and all of the liabilities in the table above can only be settled using VIE resources.

14. REVENUE AND PROFIT DEFERRALS

Deferred revenue consists of the following:

In millions	As of September 30, 2014	As of December 31, 2013
Deferred revenue:
Short-term profit deferrals	$123.4	$154.7
Long-term profit deferrals	161.1	68.9
Deferred subsidy revenue	22.0	21.1
Total deferred revenue	$306.5	$244.7

On September 30, 2013, we terminated our long-term solar wafer supply agreement with Gintech Energy Corporation (“Gintech”) originally entered into on October 25, 2006 and subsequently amended. Under the terms of the original supply agreement, we were to supply Gintech with solar wafers at agreed upon prices on a take or pay basis, and Gintech was required to advance funds to us in the form of both refundable and non-refundable deposits. As part of a separate agreement, we also acquired shares of Gintech stock and shares of stock in a related Gintech entity at amounts deemed to be less than fair value. The non-refundable deposit was recorded as deferred revenue since it could only be fully retained by us after we fulfilled our supply obligations pursuant to the supply agreement. The difference between fair value and the amounts paid for stock were also recorded as deferred revenue since this represented consideration provided by Gintech as part of the supply agreement. Throughout the term of the supply agreement, we have amortized a portion of the deferred revenue into revenue based on actual quantities delivered. As part of the settlement, Gintech agreed that we would retain $21.9 million of the non-refundable deposit without recourse. In relation to the settlement, we recognized $22.0 million of revenue during the nine month period ended September 30, 2013, representing a portion of the unamortized non-refundable deposit and a portion of the unamortized difference between fair value and the amounts paid for the stock. Pursuant to the termination agreement, the remaining $35.1 million refundable deposit will be repaid to Gintech over time with payments beginning December 31, 2013 and continuing each quarter through June 30, 2016.

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

As part of our 2011 Global Plan, we provided notice to several of our vendors with whom we had long-term supply contracts that we would no longer be fulfilling our purchase obligations. In connection with the restructuring, we recorded significant restructuring liabilities associated with the estimated settlements arising from these actions based on management's best estimates of the ultimate outcome of these contract resolutions at that time. As of September 30, 2014, we have recorded total liabilities of $29.7 million associated with the estimated settlements arising from these purchase obligations with multiple vendors, all of which is recorded as long-term other liabilities in our condensed consolidated balance sheet. The amount accrued as of September 30, 2014 represents our best estimate of the probable amounts to settle all of our purchase obligations based on presently known information, which involve the use of assumptions requiring significant judgment. We estimate the range of reasonably possible losses to be up to $146.1 million, inclusive of the Wacker claims discussed below in the legal proceedings section. These estimates include the contractual terms of the agreements, including whether or not there are fixed volumes and/or fixed prices. In addition, under certain contracts, the counterparty may have a contractual obligation to sell the materials to mitigate their losses. We also included in our estimate of losses consideration around whether we believe the obligation will be settled through arbitration, litigation or commercially viable alternative resolutions or settlements. We intend to vigorously defend ourselves against any arbitration or litigation. Due to the inherent uncertainties of arbitration and litigation, we cannot predict the ultimate outcome or resolution of such actions. The actual amounts ultimately settled with these vendors could vary significantly, which could have a material adverse impact on our business, results of operations and financial condition.

Contingent Consideration

As of September 30, 2014, liabilities for contingent consideration were recorded and are outstanding in connection with three acquisitions. The liability recognized under these arrangements was $40.0 million as of September 30, 2014, representing the estimated fair value of these obligations. Of the $40.0 million liability, $5.5 million is recorded in accrued liabilities and $34.5 million is recorded as a long-term liability in other liabilities. The aggregate maximum payouts which could occur under these arrangements is $42.6 million in the form of cash and equity. Any future revisions to the fair value of the contingent consideration associated with business combinations outside of the measurement period, which could be material, will be recorded to the condensed consolidated statement of operations.

Indemnifications

We have agreed to indemnify certain customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims as of September 30, 2014.

We generally warrant the operation of our solar energy systems for a period of time. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of historical material warranty claims and expected future claims, we have recorded an immaterial warranty accrual related to solar energy systems as of September 30, 2014. We may also indemnify our customers for tax credits and feed in tariffs associated with the systems we construct and then sell, including sale leasebacks. During the three and nine month periods ended September 30, 2014, the additional payments, net of recoveries, under the terms of the lease agreements to indemnify our sale leaseback customers for shortfalls in amounts approved by the U.S. Treasury Department related to Grant in Lieu program tax credits were not material. We are working with our sale leaseback customers and the U.S. Treasury Department to recover these shortfalls. Based on current information, we are unable to estimate additional exposures to the indemnification of tax credits and feed in tariffs.

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

PBGC Notice

We received a notice from the Pension Benefit Guaranty Corporation (“PBGC”) in May 2014 that it intends to require an additional contribution to our U. S. pension plan under ERISA section 4062(e), which was transferred to SSL upon the completion of the SSL IPO (see Note 17). We have not received a formal assessment or concluded the negotiation process with the PBGC. On July 8, 2014, the PBGC announced a moratorium through the end of 2014 on the enforcement of 4062(e) cases. Therefore, we have not yet made any modifications to our U.S. pension plan assets. The U.S. pension plan was in an overfunded status on a U.S. GAAP basis as of December 31, 2013, and we have not recorded any additional amounts to fund the pension plan as a result of the PBGC notice because we believe the overfunded amount is sufficient to cover the request for contribution by the PBGC. We do not expect any final resolution with the PBGC to have a material impact on our financial condition or results of operations.

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

Wacker Chemie AG v. SunEdison, Inc.

On December 20, 2012, Wacker Chemie AG (“Wacker”) filed a notice of arbitration with the Swiss Chambers’ Arbitration Institution (the “SCAI”) against the company, requesting the resolution of a dispute arising from two agreements and a subsequent settlement agreement entered into between Wacker and the company. Following a hearing before the Arbitral Tribunal where procedural matters were established by the SCAI pursuant to the parties’ agreement, on September 27, 2013, Wacker filed a complete statement of claim. In the statement of claim, Wacker alleges that we failed to comply with its contractual obligations, in particular that we failed to take or pay for certain quantities of polycrystalline silicon as required under the settlement agreement. Wacker claims a payment of 22.8 million euro plus interest for the payment of outstanding invoices and an amount of 92.2 million euro for damages it claims as a result of the alleged breach by the company, plus interest thereon. These amounts are included in the estimated range of reasonably possible losses as discussed above in the purchase obligations section. We filed our statement of defense on January 10, 2014. Wacker filed its Statement of Reply and Answer to Counterclaim on April 11, 2014.  We filed our Rejoinder and Reply on Counterclaim on June 27, 2014.  A hearing occurred in October 2014. Post-hearing briefings are scheduled to occur in November and December 2014. We intend to vigorously defend this action.

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

16. REPORTABLE SEGMENTS

Effective July 23, 2014, in connection with the completion of the TerraForm IPO (see Note 18), we identified TerraForm Power as a new reportable segment. As a result, we now have three reportable segments: Solar Energy, TerraForm Power and Semiconductor Materials. The information in the table below has been presented on this basis for all periods presented.

Our Solar Energy segment provides solar energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market for our customers. Our Solar Energy segment also owns and operates solar power plants and manufactures polysilicon and silicon wafers and subcontracts the assembly of solar modules to support our downstream solar business, as well as for sale to external customers as market conditions dictate. Our TerraForm Power segment owns and operates clean power generation assets, both developed by the Solar Energy segment and acquired through third party acquisitions, that sell electricity through long-term power purchase agreements to utility, commercial, and residential customers. Our Semiconductor Materials segment includes the manufacture and sale of silicon wafers to the semiconductor industry.

Additionally, effective January 1, 2014, in connection with the plan to divest a minority ownership of SSL, the subsidiary formed to own our Semiconductor Materials business, through an initial public offering, we made the following changes in our internal financial reporting in order to align our reporting with the organizational and management structure established to manage the Semiconductor Materials segment as a standalone SEC registrant:

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

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2014	2013	2014	2013
Net sales:
Solar Energy	$437.2	$410.1	$1,211.7	$842.4
TerraForm Power	53.2	5.4	83.3	13.0
Semiconductor Materials	213.2	232.6	634.2	709.0
Intersegment eliminations	(22.4)	(36.6)	(55.3)	(108.0)
Consolidated net sales	$681.2	$611.5	$1,873.9	$1,456.4
Intersegment sales:
Solar Energy	$21.3	$35.9	$53.1	$101.8
TerraForm Power	0.3	0.3	0.8	0.7
Semiconductor Materials	0.8	0.4	1.4	5.5
Consolidated intersegment sales	$22.4	$36.6	$55.3	$108.0
Operating income (loss):
Solar Energy	$(147.8)	$(72.5)	$(329.5)	$(146.1)
TerraForm Power	20.5	2.1	31.0	4.6
Semiconductor Materials	(62.5)	21.3	(78.1)	12.3
Consolidated operating loss	$(189.8)	$(49.1)	$(376.6)	$(129.2)
Interest expense:
Solar Energy	$84.4	$43.9	$213.8	$125.1
TerraForm Power	22.5	2.0	53.2	4.7
Semiconductor Materials	3.8	0.3	5.5	0.6
Intersegment eliminations(1)	—	(1.0)	(0.1)	(3.1)
Consolidated interest expense	$110.7	$45.2	$272.4	$127.3
Depreciation and amortization:
Solar Energy	$58.9	$39.3	$132.0	$100.6
TerraForm Power	18.9	1.4	41.5	3.6
Semiconductor Materials	29.3	29.9	87.4	88.2
Consolidated depreciation and amortization	$107.1	$70.6	$260.9	$192.4
Capital expenditures:
Solar Energy(2)	$305.7	$149.1	$524.7	$279.1
TerraForm Power	128.3	—	614.1	—
Semiconductor Materials	29.4	21.3	71.3	83.4
Consolidated capital expenditures	$463.4	$170.4	$1,210.1	$362.5

(1)	All intersegment interest expense for the three and nine month periods ended September 30, 2014 and 2013 relate to the Solar Energy segment.

(2)
Includes construction of solar energy systems of $376.6 million and $138.8 million in the three month periods ended September 30, 2014 and 2013, respectively, and construction of solar energy systems of $1,028.3 million and $261.3 million in the nine month periods ended September 30, 2014 and 2013, respectively.

Intersegment Sales

Intersegment sales and segment operating income (loss) for the three and nine month periods ended September 30, 2014 reflects a change in the average effective selling price for polysilicon supplied by the Solar Energy segment to the Semiconductor Materials segment from $55 per kilogram to $30 per kilogram which was effective January 1, 2014.

Solar Energy

Sales of solar energy systems by the Solar Energy segment to the TerraForm Power segment are considered transfers of interests between entities under common control. Accordingly, these transactions are recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash proceeds from the sale and the historical carrying value of the net assets is recorded as a distribution by TerraForm to SunEdison and reduces the balance of the noncontrolling interest in TerraForm.

During the nine month period ended September 30, 2013, we recognized revenue of $25.0 million as a result of the amendment of the Tainergy long-term solar wafer supply agreement. In addition, during the three and nine month periods ended September 30, 2013 we recognized $22.0 million of revenue related to the termination of a solar wafer supply agreement with Gintech. There was no such revenue in the three and nine month periods ended September 30, 2014. See Note 14 for further details. During the three and nine months ended September 30, 2014, our Solar Energy segment recognized long-lived asset impairment charges of $42.4 million. There were no such charges during the three and nine months ended September 30, 2013. See Note 6 for further details.

Semiconductor Materials

During the three and nine months ended September 30, 2014, our Semiconductor Materials segment recognized long-lived asset impairment charges of $58.0 million. There were no such charges during the three and nine months ended September 30, 2013. See Note 6 for further details.

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

18. INITIAL PUBLIC OFFERING OF TERRAFORM POWER, INC.

Initial Public Offering and Related Transactions
On July 23, 2014, we completed the underwritten initial public offering of 23,074,750 Class A shares of TerraForm, our yieldco subsidiary, at a price to the public of $25.00 per share (the “TerraForm IPO”). All of the shares in the offering were sold by TerraForm, including 3,009,750 Class A shares sold to the underwriters pursuant to the underwriters’ exercise in full of their option to purchase additional shares. We received net proceeds of approximately $527.1 million, after deducting underwriting discounts, structuring fee commissions and related offering costs of $49.8 million. The shares of TerraForm began trading on the NASDAQ Global Select Market on July 18, 2014 under the ticker symbol “TERP.”
Private Placements and Related Transactions
Concurrently with the TerraForm IPO, Altai Capital Master Fund, Ltd. and Everstream Opportunities Fund I, LLC purchased $45.0 million and $20.0 million, respectively, of TerraForm Class A shares in separate private placements at $25.00 per share, resulting in the issuance of an additional 2,600,000 Class A shares.
Also concurrently with the TerraForm IPO, TerraForm acquired a controlling interest in Imperial Valley Solar 1 Holdings II, LLC, which owns the Mt. Signal project, from SRP in exchange for consideration consisting of (i) 5,840,000 Class B1 units (and a corresponding number of shares of Class B1 common stock) equal in value to $146.0 million, which SRP distributed to Riverstone, and (ii) 5,840,000 Class B units of TerraForm Power, LLC (and a corresponding number of shares of Class B common stock) equal in value to $146.0 million, which SRP distributed to SunEdison. See Note 4 for further details.
Capital Structure
Upon completion of the TerraForm IPO and the foregoing transactions, including the underwriters’ exercise of the overallotment option, we owned membership units representing 63.9% of the economic interest in the business, Altai Capital Master Fund, Ltd. and Everstream Opportunities Fund I, LLC owned membership units representing 1.8% and 1.7% of the economic interest in the business, respectively, Riverstone owned membership units representing 5.8% of the economic interest in the business and public purchasers of TerraForm’s shares in the TerraForm IPO owned membership units representing 22.8% of the economic interest in the business. The remaining ownership interests were granted to executive officers, directors, and employees as share-based compensation. Each share of TerraForm's Class A common stock and Class B1 common stock entitle its holder to one vote on all matters to be voted on by stockholders generally. Each share of Class B common stock entitles its holder to 10 votes on matters presented to TerraForm's stockholders generally. As the holder of all of TerraForm's outstanding Class B common stock, SunEdison will control a majority of the vote on all matters submitted to a vote of stockholders for the foreseeable future. TerraForm continues to be a consolidated entity, with a noncontrolling interest reported from July 23, 2014.
Financing Arrangements
Concurrently with the completion of the TerraForm IPO, Terra Operating LLC and Terra LLC (both wholly owned subsidiaries of TerraForm) entered into a $140.0 million revolving line of credit and a $300.0 million term loan. See Note 5 for further details.

19. PROPOSED INITIAL PUBLIC OFFERING OF SUNEDISON EMERGING MARKETS YIELD, INC.

On September 29, 2014, we announced our plan to monetize certain of our solar generation assets located in emerging markets by aggregating them under a dividend growth-oriented subsidiary ("SunEdison Emerging Markets Yield, Inc.”, or “EM Yieldco") and divesting an interest in EM Yieldco through an initial public offering (the "proposed EM Yieldco IPO"). EM Yieldco would initially own solar generation assets located in India, Malaysia, South Africa and China. We expect that we would retain majority ownership of EM Yieldco, and would provide specified support services to EM Yieldco based on terms that have not yet been determined. Concurrently with this announcement, we submitted on a confidential basis a registration statement with the SEC with respect to the proposed EM Yieldco IPO.

The completion of the proposed EM Yieldco IPO and related transactions are subject to numerous conditions, including market conditions, approval by our Board of Directors of the terms of the proposed EM Yieldco IPO and receipt of all regulatory approvals, including the effectiveness of the registration statement that has been submitted to the SEC.

20. SUBSEQUENT EVENTS

Hudson Energy Solar Corporation

On November 4, 2014, we (in combination with TerraForm) acquired the operating portfolio of Hudson Energy Solar Corporation ("Hudson"), from Just Energy Group, Inc. We will provide upfront consideration of approximately $35.0 million to acquire the assets, including cash consideration to Just Energy Group and debt repayment. Hudson is a solar project developer that owns and operates solar assets for schools, school districts, and commercial and industrial customers in North America. Hudson's operating portfolio is composed of 101 projects totaling approximately 30 MW of energy. Post-acquisition, the portfolio will be divided between SunEdison and TerraForm with approximately 15.0% of the portfolio assets being acquired by SunEdison and added to TerraForm's call right project list, and 85.0% going directly into TerraForm. Additionally, the acquisition will also provide TerraForm with a right-of-first-offer agreement to acquire new operating solar projects built for commercial and industrial customers in New Jersey, New York, Massachusetts and Pennsylvania.

JIC Capital Joint Venture

On October 16, 2014, we executed a joint venture agreement with JIC Capital, to facilitate non-recourse financing and develop, construct and own up to 1 GW of utility-scale solar photovoltaic (PV) projects in China over the next three years. The joint venture will focus on facilitating and structuring non-recourse financing for solar PV plants in one of the world's largest and most attractive solar markets. SunEdison, directly or through an affiliate, may purchase the projects developed by the joint venture at fair market value.

Capital Dynamics Solar Fund

On October 29, 2014, we (in combination with TerraForm) agreed to acquire 78 MW of distributed generation solar power plants from the Capital Dynamics U.S. Solar Energy Fund, L.P., a closed-end private equity fund focused on solar energy across the U.S. We will provide upfront consideration of approximately $250.0 million. We expect the transaction to close during the fourth quarter of 2014. The portfolio includes 39 solar power plants that are located in California, Massachusetts, New Jersey, New York and Pennsylvania.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto of SunEdison, Inc. included herein.

OVERVIEW

SunEdison is a major developer and seller of photovoltaic energy solutions, an owner and operator of clean power generation assets, and a global leader in the development, manufacture and sale of silicon wafers to the semiconductor industry. We are one of the world’s leading developers of solar energy projects and, we believe, one of the most geographically diverse. Our technology leadership in silicon and downstream solar are enabling us to expand our customer base and lower our costs throughout the silicon supply chain.

The accompanying discussion and analysis of SunEdison includes the consolidated results of TerraForm Power, Inc. ("TerraForm") and SunEdison Semiconductor Ltd. ("SSL"), which are each separate SEC registrants. The results of TerraForm are reported as our TerraForm Power reportable segment, and the results of SSL are reported as our Semiconductor Materials reportable segment, as described in Note 16 to the accompanying unaudited condensed consolidated financial statements. References to "SunEdison", "we", "our" or "us" within the accompanying discussion and analysis refer to the consolidated reporting entity.

During the third quarter of 2014, we continued execution of a strategic plan for the ongoing operation of our businesses designed to continue to improve our performance and address the challenges within our industries. Our business strategy is designed to address the most significant opportunities and challenges facing the company, including:

•
Managing cash flow and mitigating liquidity risks in consideration of our plan to retain more solar energy projects on our balance sheet by evaluating the level of committed financing prior to commencement of solar project construction, decreasing our overall cost of capital through the formation of yield vehicles and other financial structures and managing the timing of expenditures for the construction of solar energy systems as compared to receipts from final sale or financing;

•	Optimizing solar project pipeline development and achieving future growth in solar systems sales globally and across all platforms;

•	Growing our portfolio of clean power generation assets and cash available for distribution in order to increase the dividends paid by TerraForm Power, Inc.

•	Focusing on semiconductor operating cash flows and further streamlining those operations.

On September 29, 2014, we announced our plan to monetize certain of our solar generation assets located in emerging markets by aggregating them under a dividend growth-oriented subsidiary ("SunEdison Emerging Markets Yield, Inc.”, or “EM Yieldco") and divesting an interest in EM Yieldco through an initial public offering (the "proposed EM Yieldco IPO"). EM Yieldco would initially own solar generation assets located in India, Malaysia, South Africa and China. We expect that we would retain majority ownership of EM Yieldco, and would provide specified support services to EM Yieldco based on terms that have not yet been determined. We submitted on a confidential basis a registration statement on September 29, 2014 with the SEC with respect to the proposed EM Yieldco IPO. The completion of the proposed EM Yieldco IPO and related transactions are subject to numerous conditions, including market conditions, approval by our Board of Directors of the terms of the proposed EM Yieldco IPO and receipt of all regulatory approvals, including the effectiveness of the registration statement that has been submitted to the SEC.

On July 23, 2014, we completed the underwritten initial public offering of 23,074,750 Class A shares of TerraForm, our yieldco subsidiary. The shares of TerraForm began trading on the NASDAQ Global Select Market on July 18, 2014 under the ticker symbol “TERP.” We believe this structure will allow us to capture additional retained value from our solar energy projects and to secure lower cost of capital. As of the completion of the TerraForm IPO, we have identified TerraForm as a reportable segment and our results on a segment basis are reported accordingly.

On May 28, 2014, we completed the underwritten initial public offering of 8,280,000 ordinary shares of SSL, our semiconductor materials business (the "SSL IPO"). The shares of SSL began trading on the NASDAQ Global Select Market on May 22, 2014 under the ticker symbol “SEMI.” We believe this structure will allow each independent company to pursue its own strategies, focus on its key markets and customers, optimize its capital structure and enhance its access to capital in the future.

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

Solar Energy Segment

During the three month period ended September 30, 2014, Solar Energy segment revenues were recognized for sales of 21 solar energy systems and other solar products totaling 95 megawatts ("MW"). Additionally, during the 2014 third quarter, 251 MW of additional projects were constructed and held on the balance sheet. We currently have 610 MW of solar projects under construction compared to 504 MW as of December 31, 2013. Our projects currently under construction are predominately located in the United States, Chile, the United Kingdom, India, South Africa and Canada.

The following table summarizes our individually significant projects under construction as of September 30, 2014, which are expected to be completed within the next six months. The remaining 280 MW in projects under construction are not individually material in size and vary in stages of construction and jurisdictions.

Project	Location	Rated Capacity (MW)[1]	PPA Counterparty
Project A	United States	82	Southern California Edison Company
Project B	Chile	73	N/A [2]
Project C	Chile	70	Antofagasta PLC
Project D	South Africa	66	Eskom Holdings SOC Limited
Project E	India	39	Solar Energy Corporation of India
1 Rated capacity is the expected maximum output a solar energy system can produce without exceeding its design limits.
2 Electricity produced will be sold on the spot market through the Sistema Interconectado del Norte Grande grid serving the Norte Grande zone of Chile.

We continue to evaluate project development opportunities globally. We have a project pipeline of approximately 4.5 gigawatts ("GW") as of September 30, 2014, representing a 1.1 GW increase from the 3.4 GW of project pipeline as of December 31, 2013. Approximately 1.8 GW of our 4.5 GW project pipeline represents project backlog, which includes projects that are either currently under construction or for which we have an executed PPA ("power purchase agreement") or other energy off-take agreement such as a FiT ("feed-in tariff"). Our project backlog by region as of September 30, 2014 is as follows:

Region	Percentage of Total Backlog
United States	70%
Europe, the Middle East and Latin America	15%
Emerging Markets	12%
Canada	3%
Total	100%

TerraForm Power Segment

TerraForm Power segment net sales increased for the three and nine months ended September 30, 2014, compared to the same period in 2013, primarily due to energy and incentive revenue associated with operating projects acquired and projects which achieved commercial operations subsequent to September 30, 2013. Megawatt hours sold increased from 18,899 and 42,250 for the three and nine month periods ended September 30, 2013, respectively, to 327,470 and 357,547 for the three and nine month periods ended September 30, 2014, respectively. Megawatt hours sold refers to the actual volume of electricity generated and sold by the TerraForm Power segment during a particular period.

TerraForm's current portfolio consists of solar projects located in the Unites States, Canada, the United Kingdom and Chile with total nameplate capacity (rated capacity adjusted for TerraForm's economic interest) of 807.9 MW. All of TerraForm's projects have long-term PPAs with a weighted average (based on MW) remaining life of 20 years as of September 30, 2014.

Semiconductor Materials Segment

Net sales in our Semiconductor Materials segment decreased in the third quarter of 2014 as compared to the same period in 2013 primarily due to average selling price declines and a decrease in volume. Market conditions remain challenging due to the competitive landscape and the existence of overcapacity in the industry. These challenges were offset in part by a more favorable product mix, more favorable polysilicon costs and continued focus on manufacturing cost reductions. Since the second quarter of 2012, we have been realizing the benefits of our improved productivity through the ramp up of our Ipoh, Malaysia facility and the 2011 Global Plan, which has partially offset the effects of declines in average selling prices.

RESULTS OF OPERATIONS

Net sales by segment for the three and nine month periods ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net Sales	2014	2013	2014	2013
Dollars in millions
Solar Energy	$437.2	$410.1	$1,211.7	$842.4
TerraForm Power	53.2	5.4	83.3	13.0
Semiconductor Materials	213.2	232.6	634.2	709.0
Intersegment eliminations	(22.4)	(36.6)	(55.3)	(108.0)
Total net sales	$681.2	$611.5	$1,873.9	$1,456.4

Solar Energy Segment Net Sales

Sales of solar energy systems totaled 95 MW and 263 MW for the three and nine month periods ended September 30, 2014, respectively, compared to 42 MW and 98 MW for the same periods in 2013 while average selling prices were consistent with the comparative periods of the prior year. These increases were offset by decreases in solar material and other solar product sales in the three and nine month periods ended September 30, 2014 as compared to the prior year periods.

Net sales for the three and nine month periods ended September 30, 2014 also included revenues of $72.3 million and $152.0 million, respectively, from energy production for all solar energy systems owned and retained by us as compared to $28.8 million and $84.9 million in the three and nine month periods ended September 30, 2013.

Net sales for the three and nine month periods ended September 30, 2013 include $22.0 million related to revenue recognized as part of the termination of the long-term solar wafer supply contract with Gintech Energy Corporation (“Gintech”). Net sales for the nine month period ended September 30, 2013 include $25.0 million related to revenue recognized as part of the amendment of the long-term solar wafer supply contract with Tainergy Tech Co., LTD ("Tainergy"). There were no similar transactions for the nine month period ended September 30, 2014.

Net sales for the three months ended September 30, 2014 and September 30, 2013 includes revenue recognized from profit deferrals for power and availability guarantees that expired of $4.0 million and $13.8 million, respectively. Revenue recognized from profit deferrals for power and availability guarantees that expired remained flat for the nine month period ended September 30, 2014 compared to the nine month period ended September 30, 2013.

The remaining decreases in net sales in the three and nine month periods ended September 30, 2014 compared to the prior year periods are attributable to declines in solar material and other solar product sales.

Solar Energy segment net sales do not include financing sale-leasebacks with executed contract sales values of $22.9 million and $82.7 million in the three and nine month periods ended September 30, 2014, respectively, because these transactions resulted in the retention of assets on our balance sheet along with the related non-recourse debt. Sales contract values for financing sale-leasebacks were $63.9 million and $112.4 million in the three and nine month periods ended September 30, 2013, respectively. See "Revenue Recognition" contained in Note 2, "Summary of Significant Accounting Policies," within our 2013 Annual Report on Form 10-K.

TerraForm Power Segment Net Sales

TerraForm Power segment net sales increased for the three and nine months ended September 30, 2014, compared to the same periods in 2013, primarily due to energy and incentive revenue associated with operating projects acquired and projects which achieved commercial operations subsequent to September 30, 2013. Megawatt hours sold increased from 18,899 and 42,250 for the three and nine month periods ended September 30, 2013, respectively, to 327,470 and 357,547 for the three and nine month periods ended September 30, 2014, respectively. Megawatt hours sold refers to the actual volume of electricity generated and sold by the TerraForm Power segment during a particular period.

Semiconductor Materials Segment Net Sales

Semiconductor Materials net sales decreased for the three months ended September 30, 2014, compared to the same period in 2013, primarily due to semiconductor wafer price and volume decreases. The decreases were the result of competitive pressures arising from softness in the semiconductor industry, only partially offset by a more favorable product mix with higher sales of silicon on insulator wafers. Average selling price decreases occurred primarily in 200mm and 300mm semiconductor wafers.

Semiconductor Materials net sales decreased for the nine months ended September 30, 2014, compared to the nine months ended September 30, 2013, primarily due to semiconductor wafer price and volume decreases. The decreases were the result of competitive pressures arising from softness in the semiconductor industry. These factors were offset in part by an increase in net sales of intermediate byproducts of polysilicon and scrap wafers. Average selling price decreases occurred primarily in 200mm and 300mm semiconductor wafers.

Cost of goods sold, gross profit and gross margin for the three and nine month periods ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Gross Profit	2014	2013	2014	2013
Dollars in millions
Cost of goods sold	$613.3	$550.9	$1,733.0	$1,296.9
Gross profit	67.9	60.6	140.9	159.5
Gross margin percentage	10.0%	9.9%	7.5%	11.0%

The Solar Energy segment gross profit for the nine months ended September 30, 2014 was lower than the gross profit for the same period in 2013 due primarily to $25.0 million of revenue recognized in the 2013 period on the Tainergy contract amendment and $22.0 million of revenue recognized in the 2013 period as part of the termination of the long-term solar wafer supply contract with Gintech. The Solar Energy segment gross profit for the three month period ended September 30, 2014 was lower than the gross profit for the same period in 2013 due primarily to $22.0 million of revenue recognized as part of the termination of the long-term solar wafer supply contract with Gintech in the 2013 period.

Gross profit for the Semiconductor Materials segment increased for the three months ended September 30, 2014, compared to the three month period ended September 30, 2013, primarily due to more favorable polysilicon costs, a more favorable product mix, and continued focus on manufacturing cost reductions. These factors were offset in part by lower average selling prices for our wafers and decreases in volume.

Gross profit for the Semiconductor Materials segment decreased for the nine months ended September 30, 2014, compared to the same period of 2013. The decrease was primarily the result of lower average selling prices for our wafers and decreases in volume, only partially offset by more favorable polysilicon costs and continued manufacturing cost reductions.

Gross profit for our TerraForm segment increased for the three and nine periods ended September 30, 2014, compared to the three and nine month periods ended September 30, 2013, primarily due to the increased sales volume from acquisitions.

Marketing and administration costs for the three and nine month periods ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Marketing and Administration	2014	2013	2014	2013
Dollars in millions
Marketing and administration	$142.6	$91.1	$371.6	$240.2
As a percentage of net sales	20.9%	14.9%	19.8%	16.5%

The increase in marketing and administration expenses for the three and nine month periods ended September 30, 2014 relative to the three and nine month periods ended September 30, 2013 was attributable to increases in Solar Energy segment staffing and certain expenses and non-capitalizable costs incurred in connection with the SSL IPO, the TerraForm IPO, the proposed EM Yieldco IPO, acquisitions and other growth initiatives. Additional costs were also incurred by the Solar Energy segment as a result of our decision to retain rather than sell certain solar energy systems.

Research and development ("R&D") costs for the three and nine month periods ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Research and Development	2014	2013	2014	2013
Dollars in millions
Research and development	$13.8	$18.6	$45.4	$54.1
As a percentage of net sales	2.0%	3.0%	2.4%	3.7%

R&D costs consist mainly of product and process development efforts to increase our capabilities in each of our business units, a majority of which was incurred by the Semiconductor Materials segment. Overall spend on R&D as a percentage of net sales was lower during the three and nine month periods ended September 30, 2014 as compared to the prior year periods due to increases in net sales of solar energy systems and energy revenues, areas of our business which are less R&D intensive. The gross decrease in R&D costs in the nine month period ended September 30, 2014 as compared to the prior year period is due to decreased R&D headcount and lower spending on testing equipment in our Semiconductor Materials business.

Impairment and restructuring charges (reversals) for the three and nine month periods ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Impairment and Restructuring Charges (Reversals)	2014	2013	2014	2013
Dollars in millions
Long-lived asset impairment charges	$100.4	$—	$100.4	$—
Restructuring charges (reversals)	0.9	—	0.1	(5.6)

During the three and nine month periods ended September 30, 2014, we recognized $100.4 million in long-lived asset impairment charges. These impairment charges included $57.3 million for the Semiconductor Materials segment's indefinitely closed Merano, Italy polysilicon facility and the related chlorosilanes facility obtained from Evonik and $42.2 million for our Solar Energy segment. Solar Energy segment charges resulted from the impairment of certain multicrystalline solar wafer manufacturing equipment, the impairment of certain solar module manufacturing equipment following the termination of a long-term lease arrangement with one of our suppliers and the impairment of a power plant development arrangement intangible asset and work in process related to one of our solar projects.

During the three month period ended September 30, 2014, $1.3 million of net charges were recognized pertaining to the 2011 Global Plan due to expenses related to various restructuring activities. During the nine month period ended September 30, 2014, $3.6 million of net reversals were recognized pertaining to the 2011 Global Plan primarily as a result of a reversal of liabilities related to the costs associated with the Merano, Italy polysilicon and other semiconductor facilities due to settlements of certain obligations and changes in estimates. During the first quarter of 2014, we announced a plan to consolidate the Semiconductor Materials segment's crystal operations. The consolidation will include transitioning small diameter crystal activities from our St. Peters, Missouri facility to other crystal facilities in Korea, Taiwan and Italy. The consolidation of crystal activities will affect approximately 120 employees in St. Peters and will be implemented over the 12 months following commencement of the plan. Restructuring reversals pertaining to the 2014 Consolidation of Crystal Activities of $0.5 million and restructuring charges of $3.5 million were recorded for the three and nine months ended September 30, 2014, respectively.

Operating income (loss) by segment for the three and nine month periods ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Operating Income (loss)	2014	2013	2014	2013
Dollars in millions
Solar Energy	$(147.8)	$(72.5)	$(329.5)	$(146.1)
TerraForm Power	20.5	2.1	31.0	4.6
Semiconductor Materials	(62.5)	21.3	(78.1)	12.3
Total operating loss	$(189.8)	$(49.1)	$(376.6)	$(129.2)

During the three and nine month periods ended September 30, 2014, we had an operating loss of $189.8 million and $376.6 million, respectively, as compared to an operating loss of $49.1 million and $129.2 million in the comparable periods in 2013. The change in operating loss was the net result of the changes in gross profit dollars and operating costs discussed above and long-lived asset impairment charges as described below.

Solar Energy Segment Operating Loss

The increase in the Solar Energy segment operating loss for the three and nine month periods ended September 30, 2014 was primarily attributable to the lower solar energy system gross margin and higher marketing and administration expenses, as described above. Solar Energy segment operating loss for the three and nine month periods ended September 30, 2014 was also negatively impacted by the recognition of $42.4 million in long-lived asset impairment charges related to certain multicrystalline solar wafer manufacturing equipment, the impairment of certain solar module manufacturing equipment following the termination of a long-term lease arrangement with one of our suppliers and the impairment of a power plant development arrangement intangible asset and work in process related to one of our solar projects.

The Solar Energy segment's operating results are highly dependent upon our decision to retain or sell certain solar energy systems and the timing of system sales and revenue recognition requirements related to the terms of sales agreements and type of project finance method utilized, as well as completed and uncompleted projects. Revenue and income recognition in any given period may differ due to the timing of installations, related expenditures, system warranty and indemnity provisions and the type of financing obtained.

TerraForm Power Segment Operating Income

The increase in the TerraForm Power segment operating income for the three and nine month periods ended September 30, 2014 was primarily attributable to increased profits from acquisitions in the current period and an increase in energy revenues from acquired projects and projects that achieved commercial operations.

Semiconductor Materials Segment Operating Loss

The decrease in operating results for our Semiconductor Materials segment for the three and nine month periods ended September 30, 2014 as compared to the same period in the prior year was primarily the result of restructuring reversals recognized in the prior year period related to our 2011 Global Plan. In addition, for the three month period ended September 30, 2014, restructuring expense of $0.9 million was recognized as compared to a restructuring reversal of $35.6 million recognized in the same period in 2013. For the nine months ended September 30, 2014, a restructuring reversal of $14.5 million was recognized in restructuring reversals as compared to a restructuring reversal of $41.1 million in the same period of the prior year. Semiconductor Materials segment operating loss for the three and nine month periods ended September 30, 2014 was also negatively impacted by the recognition of a $57.3 million impairment charge related to the indefinitely closed Merano, Italy polysilicon facility and the related chlorosilanes facility.

Non-operating expense (income) for the three and nine month periods ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-operating Expense (Income)	2014	2013	2014	2013
Dollars in millions
Interest expense	$110.7	$45.2	$272.4	$127.3
Interest income	(3)	(0.7)	(11.7)	(2.0)
Loss on convertible notes derivatives, net	—	—	499.4	—
Gain on previously held equity investment	—	—	(145.7)	—
Other, net	11.8	5.5	17.5	9.0
Total non-operating expense (income)	$119.5	$50.0	$631.9	$134.3

Interest expense for the three and nine month periods ended September 30, 2014 increased as compared to the prior year periods due to increases in outstanding debt balances to support solar energy system development and construction and acquisitions and increases in outstanding debt balances due to debt obligations assumed in acquisitions. Interest expense for the three and nine month periods ended September 30, 2014 includes $7.1 and $21.3 million, respectively, of coupon interest expense and $11.5 million and $34.5 million, respectively, of non-cash interest expense related to the amortization of the debt discount associated with the 2018/2021 Notes, which were not outstanding during the three and nine month periods ended September 30, 2013. Interest expense for the three and nine periods ended September 30, 2014 includes $7.6 million and $9.4 million, respectively, of coupon interest expense and amortization of the debt discount associated with the 2020 Notes, which were not outstanding during the prior year periods. Interest expense for the three and nine month periods ended September 30, 2013 includes interest expense of $10.7 million and $32.0 million, respectively, related to the senior notes due 2019, and $5.4 million and $16.3 million, respectively, related to the second lien term loan, both of which were not outstanding during the three and nine month periods ended September 30, 2014.

For the three and nine month periods ended September 30, 2014, we recorded interest expense, including amortization of deferred financing fees, letter of credit and commitment fees of $84.1 million and $202.9 million, respectively, related to our solar energy business, net of capitalized interest of $6.1 million and $23.8 million. Interest expense for the nine months ended September 30, 2014 also includes $2.5 million for the writeoff of unamortized deferred financing fees related to the termination of the bridge credit facility with Deutsche Bank AG. For the three and nine month periods ended September 30, 2013, we recorded interest expense, including amortization of deferred debt issuance fees, accretion of contingent consideration, and letter of credit and commitment fees of $23.5 million and $78.5 million, respectively, related to solar energy systems, net of capitalized interest of $3.2 million and $7.8 million.

Interest income for the three and nine month periods ended September 30, 2014 increased in comparison to the same periods in the prior year due to an increased amount of cash on hand, including cash, restricted cash and cash committed for construction.

Non-operating (income) expense for the nine months ended September 30, 2014 includes a non-cash net loss on derivative instruments of $499.4 million, respectively, as a result of the net change in the fair values of the embedded conversion option, note hedge and warrant derivative instruments entered into in connection with convertible debt offering completed in December 2013. This net loss was primarily the result of an increase in the company's stock price through May 29, 2014 when the instruments were reclassified to Stockholders' Equity as described in the Liquidity and Capital Resources section below. The convertible notes will not have a net impact to the income statement in subsequent periods.

Non-operating (income) expense for the nine months ended September 30, 2014 includes a gain of $145.7 million on the remeasurement of our previously held equity investment in SMP Ltd., our polysilicon joint venture with Samsung Fine Chemicals Co. Ltd., upon the acquisition of an additional interest in the joint venture. The amount of the gain recognized is subject to change upon the finalization of the accounting for this business combination.

Income tax expense (benefit) for the three and nine month periods ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Income Tax Expense	2014	2013	2014	2013
Dollars in millions
Income tax expense	$8.6	$17.1	$(13.9)	$50.2
Income tax rate as a % of loss before income taxes	(2.8)%	(17.3)%	1.4%	(19.1)%

The income tax benefit in the nine month period ending September 30, 2014 is associated with (i) tax expense as result of worldwide operational earnings mix at various rates, (ii) a taxable gain recognized in stockholders' equity utilizing tax attributes that were previously offset with a valuation allowance, and thus as a result of intraperiod tax allocation, the tax benefit related to the reduction in the valuation allowance was recognized in continuing operations of $26.9 million, (iii) a tax benefit for the discrete reduction of the valuation allowance on certain deferred tax assets of $47.4 million due to the ability to realize those benefits in the future, and (iv) a tax benefit for the establishment of deferred taxes related to certain convertible note transactions.

The income tax expense in the three month period ending September 30, 2014 is associated with (i) tax expense as result of worldwide operational earnings mix at various rates, (ii) a taxable gain recognized in stockholders' equity utilizing tax attributes that were previously offset with a valuation allowance, and thus as a result of intraperiod tax allocation, the tax benefit related to the reduction in the valuation allowance was recognized in continuing operations of $26.9 million, and (iii) a tax benefit for the discrete reduction of the valuation allowance on certain deferred tax assets of $17.8 million due to the ability to realize those benefits in the future. Also included in the nine month period ended September 30, 2013 was tax expense of $9.6 million related to the settlement of the IRS examination for the 2007 through 2010 years.

Net (income) loss attributable to noncontrolling interests for the three and nine month periods ended September 30, 2014 and 2013 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Net (Income) Loss Attributable to Noncontrolling Interests	2014	2013	2014	2013
Dollars in millions
Net (income) loss attributable to noncontrolling interests	$34.3	$4.1	$46.7	$9.6

For the three and nine month periods ended September 30, 2014, the increase in net loss attributable to noncontrolling interests is mainly due to the results of operations for SSL and several consolidated solar energy system projects.

FINANCIAL CONDITION

Cash and cash equivalents, plus cash committed for construction projects, increased $85.3 million from $831.5 million at December 31, 2013 to $916.8 million at September 30, 2014. See additional discussion in Liquidity and Capital Resources section.

Our short-term restricted cash totaled $166.4 million at September 30, 2014 compared to $70.1 million at December 31, 2013. The increase of $96.3 million primarily relates to acquisitions.

Net accounts receivable of $351.5 million at December 31, 2013 increased $73.9 million to $425.4 million at September 30, 2014. The increase was primarily attributable to accounts receivables acquired in business combinations.

Solar energy systems held for sale and development of $460.1 million at December 31, 2013 decreased $195.7 million to $264.4 million as of September 30, 2014. The decrease primarily relates to the sale of solar energy systems in the U.S., Canada and Chile during the nine month period ended September 30, 2014, offset by development activity in the U.K and South Africa.

Prepaid and other current assets increased $182.1 million from $423.4 million at December 31, 2013 to $605.5 million at September 30, 2014, primarily due to increased deferred financing fees, prepaid interest and increased foreign value-added tax receivables.

Non-solar energy system property, plant and equipment increased $548.1 million from $1,108.7 million at December 31, 2013 to $1,656.8 million at September 30, 2014. The increase was primarily due to property, plant and equipment acquired in business combinations.

Solar energy system property, plant and equipment increased $2,416.6 million from $2,014.2 million at December 31, 2013 to $4,430.8 million at September 30, 2014. The increase was primarily attributable to capital expenditures for solar energy projects in the U.S., U.K., South Africa and Chile, as well as solar energy systems acquired in business combinations.

Our investments increased $109.9 million from $41.1 million at December 31, 2013 to $151.0 million at September 30, 2014. The increase was due to the Silver Ridge Power acquisition in July 2014.

Our note hedge derivative asset decreased $514.8 million from $514.8 million at December 31, 2013 to zero at September 30, 2014, as we reclassified these instruments to shareholders' equity upon shareholder approval of additional authorized shares of common stock during the second quarter.

Goodwill and other intangible assets increased $651.9 million from $117.1 million at December 31, 2013 to $769.0 million at September 30, 2014. The increase was related to goodwill and other intangible assets recognized in business combinations.

Other assets increased $120.4 million from $425.8 million at December 31, 2013 to $546.2 million at September 30, 2014. The increase was related to increases in non-current deferred financing costs, prepaid lender fees and an increase due to other assets acquired in business combinations.

Short term solar energy system financing of $357.2 million at December 31, 2013 increased $351.3 million to $708.5 million at September 30, 2014. The increase relates to obligations assumed in business combinations.

Accounts payable increased $183.8 million to $1,051.5 million at September 30, 2014 from $867.7 million as of December 31, 2013. The increase relates primarily to the timing of payments to vendors and accounts payable assumed in business combinations.

Long-term Solar Energy non-solar energy systems debt, less current portion, increased $740.7 million from $868.2 million at December 31, 2013 to $1,608.9 million at September 30, 2014. The increase is primarily related to the issuance of the $600 million senior convertible notes due 2020 and the assumption of debt related to the acquisition of SMP Ltd.

Long-term Solar Energy system financing and capital lease obligations, less current portion, increased $523.8 million from $1,903.1 million at December 31, 2013 to $2,426.9 million at September 30, 2014. The increase is related to obligations assumed in business combinations and other new solar energy system financing arrangements.

Long-term Semiconductor Materials debt of $7.6 million at December 31, 2013, less current portion, increased $197.8 million to $205.4 million at September 30, 2014. The increase is related to funds borrowed under the SSL Credit Facility in connection with the completion of the SSL IPO.

Long-term TerraForm debt of $399.8 million at December 31, 2013, less current portion, increased $632.8 million to $1,032.6 million at September 30, 2014. The increase is primarily related to funds borrowed under the TerraForm Term Loan in connection with the completion of the TerraForm IPO and additional long-term debt assumed in connection with the Mt. Signal acquisition.

Short-term and long-term customer deposits of $140.0 million at December 31, 2013 decreased $93.1 million to $46.9 million at September 30, 2014. The decrease primarily stems from our Singapore operations, as well as decreases in SMP Ltd. and other customer deposits.

Our conversion option and warrant derivative liabilities decreased $777.0 million from $777.0 million at December 31, 2013 to zero at September 30, 2014, as we reclassified these instruments to stockholders' equity upon shareholder approval of additional authorized shares of common stock during the second quarter.

Other liabilities increased $359.0 million from $301.0 million at December 31, 2013 to $660.0 million at September 30, 2014 predominately due to the Silver Ridge Power acquisition in July 2014.

LIQUIDITY AND CAPITAL RESOURCES

We had net loss attributable to SunEdison stockholders of $283.4 million and $938.2 million for the three and nine month period ended September 30, 2014, respectively, which included a non-cash net loss of $499.4 million for the nine months ended September 30, 2014 on the convertible notes derivatives, as well as a non-cash net gain of $145.7 million on our previously held equity interest in SMP Ltd. In the nine months ended September 30, 2014, we used $570.1 million of cash for operations. Our total indebtedness, including project finance capital, increased from $3,576.2 million as of December 31, 2013 to $6,344.5 million as of September 30, 2014. We continue to incur significant indebtedness to fund our operations and acquisitions. If we delay the construction of solar energy systems or are unable to sell solar energy systems, our operating results and cash flows will be adversely impacted.

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

Liquidity

Cash and cash equivalents, plus cash committed for construction projects, at September 30, 2014 totaled $916.8 million, compared to $831.5 million at December 31, 2013. Approximately $401.6 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would have minimal impacts on future cash flows.

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

We expect cash on hand, 2014 operating cash flows, project finance debt, the Solar Energy credit facility, the TerraForm term loan and project construction facility to provide sufficient capital to support the acquisition and construction phases of our currently planned projects for 2014 and otherwise meet our capital needs for the remainder of 2014. However, we will continue to need to raise additional long-term project financing, either in the form of project debt or equity, or both. SunEdison expects its ongoing efforts to secure project capital, including sources of non-recourse project capital, to generate sufficient resources to support growth. We anticipate incremental capital needs for the remainder of 2014 associated with project finance markets to range from $700.0 million to $1,400.0 million depending on the amount of megawatts ultimately installed and interconnected in 2014. There can be no assurances that such financing will be available to us or at terms that we find acceptable. In the event that we are unable to raise additional funds, our liquidity will be adversely impacted, we may not be able to maintain compliance with our existing debt covenants and our business will suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain and could impact our earnings and our liquidity.

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

Among our principal sources of cash during the nine month period ended September 30, 2014 was $1,807.7 million of proceeds from solar energy system financing arrangements, which included $400.0 million of borrowings under the Acquisition Facility. Other sources include $600.0 million from the new convertible debt offering, $300.0 million from the TerraForm Term Loan and $210.0 million from the new SSL term loan. Uses of cash during the same period were as follows:

•	$570.1 million for operations;

•	$181.8 million in capital expenditures, primarily in our Semiconductor Materials segment;

•	$1,028.3 million invested in construction of solar energy systems that will remain on our balance sheet;

•	$414.7 million in acquisitions, net of cash acquired; and

•	$821.0 million repayments of solar energy system financing and capital lease obligations.

During the nine month periods ended September 30, 2014 and 2013, $570.1 million and $307.6 million, respectively, of cash was used for operating activities. The cash use during the nine month period ended September 30, 2014 was primarily a result of an increase in prepaids and other current assets coupled with payments to vendors for operating expenses supporting our various growth initiatives.

Cash used in investing activities increased to $1,572.8 million in the nine month period ended September 30, 2014 compared to $484.5 million used in the nine month period ended September 30, 2013, due to increased spending on non solar and solar energy system property, plant and equipment and acquisitions.

For the nine month period ended September 30, 2014, cash provided by financing activities was $2,421.3 million, compared to $746.6 million of cash provided by financing activities in the nine month period ended September 30, 2013. The increase was mainly due to $562.0 million in net proceeds from solar energy systems financing received during the nine month period of 2013 as compared to $986.7 million net proceeds from solar energy systems financing received during the nine month period ended September 30, 2014. The change is also due to the proceeds from the new convertible debt offering and SSL term loan.

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

From December 20, 2013 through May 29, 2014, the period in which we would have been required to settle conversions in cash if exercised, the embedded conversion options (the "2018/2021 Conversion Options") within the 2018/2021 Notes were separated from the 2018/2021 Notes and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the condensed consolidated statements of operations. Upon obtaining the requisite approvals from our stockholders discussed above, the 2018/2021 Conversion Options were considered equity instruments. Thus, as of May 29, 2014, the 2018/2021 Conversion Options were remeasured at fair value, or $888.4 million, with the change in fair value reported in the condensed consolidated statement of operations, and the resulting fair value of the 2018/2021 Conversion Options was reclassified to Stockholders' Equity. Changes in fair value subsequent to May 29, 2014 will not be recognized in the condensed consolidated statement of operations as long as the instruments continue to qualify to be classified as equity.

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

Under the terms of the 2018/2021 Warrants, we sold to affiliates of certain of the initial purchasers of the 2018/2021 Notes warrants to acquire, on the stated expiration date of each 2018/2021 Warrant, up to 82.1 million shares of our common stock at an exercise price of $18.35 and $18.93 per share, respectively, subject to anti-dilution adjustments. Each 2018/2021 Warrant transaction is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2018/2021 Notes.

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

Solar Energy Credit Facility

On February 28, 2014, we entered into a credit agreement with the lenders identified therein, Wells Fargo Bank, National Association, as administrative agent, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers and joint syndication agents, and Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Macquarie Capital (USA) Inc., as joint bookrunners (the “Credit Facility”). The Credit Facility provided for a senior secured letter of credit facility in an aggregate principal amount up to $265.0 million and has a term ending February 28, 2017. In June 2014, the parties amended the Credit Facility to increase the amount available under the Credit Facility from $265.0 million to $315.0 million. In October 2014, the parties amended the Credit Facility to increase the amount available under the Credit Facility from $315.0 million to $405.0 million. Also as a result of the agreement, we may request that the aggregate commitments be increased up to $800.0 million ($400.0 million prior to amendment), subject to certain conditions. The Credit Facility will be used to backstop outstanding letters of credit issued by Bank of America, N.A. under our former revolving credit facility until they expire, as well as for general corporate purposes. In addition, the amendment to the Credit Facility will permit investments in (i) a subsidiary of the company formed for the purpose of owning subsidiaries that own and operate Alternative Fuel Energy Systems (as defined in the Credit Facility) and (ii) wind, biomass, natural gas, hydroelectric, geothermal or other clean energy generation installations or hybrid energy generation installations. We paid fees of $5.8 million upon entry into the Credit Facility, which were recognized as deferred financing fees.

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

As of September 30, 2014, we had no borrowings outstanding under the Credit Facility, although we had $277.8 million of outstanding third party letters of credit backed by the Credit Facility, which reduced the available capacity. Therefore, funds available under the Credit Facility were $37.2 million as of September 30, 2014.

SSL Credit Facility

On May 27, 2014, SSL and its direct subsidiary (the “Borrower”) entered into a credit agreement with Goldman Sachs Bank USA, as administrative agent, sole lead arranger and sole syndication agent and, together with Macquarie Capital (USA) Inc., as joint bookrunners, Citibank, N.A., as letter of credit issuer, and the lender parties thereto (the “SSL Credit Facility”). The SSL Credit Facility provides for (i) a senior secured term loan facility in an aggregate principal amount up to $210.0 million (the “SSL Term Facility”) and (ii) a senior secured revolving credit facility in an aggregate principal amount up to $50.0 million (the “SSL Revolving Facility”). Under the SSL Revolving Facility, the Borrower may obtain (i) letters of credit and bankers’ acceptances in an aggregate stated amount up to $15.0 million and (ii) swing line loans in an aggregate principal amount up to $15.0 million. The SSL Term Facility has a five year term, ending May 27, 2019, and the SSL Revolving Facility has a three-year term, ending May 27, 2017. The full amount of the SSL Term Facility was drawn on May 27, 2014 and remains outstanding. As of June 30, 2014, no amounts were drawn under the SSL Revolving Facility, and no third party letters of credit were outstanding which would have reduced the available capacity. The principal amounts under the SSL Term Facility will be repaid in consecutive quarterly installments of $0.5 million with the remainder repaid at final maturity,

The Borrower’s obligations under the SSL Credit Facility are guaranteed by SSL and certain of its direct and indirect subsidiaries. The Borrower’s obligations and the guaranty obligations of SSL and its subsidiaries are secured by first priority liens on and security interests in certain present and future assets of SSL, the Borrower and the subsidiary guarantors, including pledges of the capital stock of certain of SSL's subsidiaries. Borrowings under the SSL Credit Facility will bear interest (i) at a base rate plus 4.50% per annum or (ii) at a reserve-adjusted eurocurrency rate plus 5.50% per annum. Interest will be paid quarterly in arrears, and at the maturity date of each facility, for loans bearing interest with reference to the base rate. Interest will be paid on the last day of selected interest periods (which will be one, three and six months), and at the maturity date of each facility, for loans bearing interest with reference to the reserve-adjusted eurocurrency rate (and at the end of every three months, in the case of any interest period longer than three months). A fee equal to 5.50% per annum will be payable by the Borrower, quarterly in arrears, in respect of the daily amount available to be drawn under outstanding letters of credit and bankers’ acceptances. The foregoing rates may be increased by 0.25% on July 11, 2014 if the Borrower has not appointed a security agent to administer certain collateral located in Taiwan and owned by SSL’s Taiwanese subsidiary.

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

SMP Ltd. Credit Facilities

As a result of the acquisition of an additional interest in, and resulting consolidation of, SMP Ltd. discussed in Note 4, our consolidated long-term debt now includes SMP Ltd.'s long-term debt, which consists of four non-recourse term loan facilities and a working capital revolving credit facility. The term loan facilities provide for a maximum credit amount of 475 billion South Korean won in aggregate, which translates to $452.1 million as of September 30, 2014. The credit facilities hold maturity dates ranging from March 2019 to May 2019. Principal and interest on the term loan facilities are paid quarterly, with annual fixed interest rates ranging from 4.34% to 4.71%. As of September 30, 2014, a total of $369.7 million was outstanding under the term loan facilities. The working capital revolving facility provides for borrowings of up to 3 billion South Korean won, which translates to approximately $2.9 million as of September 30, 2014. The working capital facility matures in March 2015. Interest under the working capital facility is paid quarterly and accrues at a variable rate based on the three-month South Korean bank deposit rate plus 1.87%. The interest rate as of September 30, 2014 was 4.38%. As of September 30, 2014, a total of $1.7 million was outstanding under the working capital revolving facility.

Other Financing Arrangements

We have short-term committed financing arrangements of $23.0 million at September 30, 2014, of which there was no short-term borrowings outstanding as of September 30, 2014. Of this amount, $17.5 million is unavailable because it relates to the issuance of third party letters of credit. Interest rates are negotiated at the time of the borrowings.

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

On March 26, 2014, we entered into a financing agreement with certain lenders; Wilmington Trust, National Association, as administrative agent; Deutsche Bank Trust Company Americas, as collateral agent and loan paying agent; and Deutsche Bank Securities Inc., as lead arranger, bookrunner, structuring bank and documentation agent (the “Construction Facility”). The Construction Facility provides for a senior secured revolving credit facility in an amount up to $150.0 million and has a term ending March 26, 2017. During the second quarter of 2014, the parties agreed to increase the amount available under the Construction Facility to $285.0 million. The Construction Facility will be used to support the development and acquisition of new projects in the United States and Canada. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $300.0 million. We paid fees of $7.5 million upon entry into the Construction Facility, which were recognized as deferred financing fees.

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

At September 30, 2014, we had borrowed $110.2 million under the Construction Facility, which is classified under system pre-construction, construction and term debt. In the event additional construction financing is needed, we have the ability to draw upon the available capacity of our Credit Facility (discussed above). In the event additional construction financing is needed beyond the amounts available under the Credit Facility and we are unable to obtain alternative financing or if we have inadequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.

Acquisition Facility

On March 28, 2014, TerraForm Power, Inc. entered into a credit and guaranty agreement with various lenders and Goldman Sachs Bank USA, as administrative agent, collateral agent, documentation agent, sole lead arranger, sole lead bookrunner, and syndication agent (the “Acquisition Facility”). The Acquisition Facility provided for a term loan credit facility in an amount up to $400.0 million and had a term ending on the earlier of August 28, 2015 and the date on which all loans under the Acquisition Facility become due and payable in full, whether by acceleration or otherwise. The Acquisition Facility was used in the purchase of certain renewable energy generation assets.
The Acquisition Facility was terminated on July 23, 2014, in connection with the closing of the TerraForm Power, Inc. IPO. Upon termination of the Acquisition Facility, no writeoff of unamortized deferred financing fees was required as the amount was fully amortized.
TerraForm Credit Facilities
On July 23, 2014, in connection with the closing of the TerraForm IPO (see Note 18), TerraForm Operating LLC (a wholly owned subsidiary of TerraForm) entered into a revolving credit facility (the "TerraForm Revolver") and a term loan facility (the "TerraForm Term Loan" and together with the TerraForm Revolver, the “TerraForm Credit Facilities”). The TerraForm

Revolver provides for up to $140.0 million in senior secured revolving credit and the TerraForm Term Loan provides for $300.0 million in senior secured term loan financing.

The TerraForm Term Loan was used to repay a portion of outstanding borrowings under the Acquisition Facility. Each of TerraForm's existing and subsequently acquired or organized domestic restricted subsidiaries are guarantors under the Credit Facilities.

The TerraForm Term Loan will mature on the five-year anniversary and the TerraForm Revolver will mature on the three-year anniversary of the funding date of the TerraForm Term Loan. All outstanding amounts under the TerraForm Credit Facilities bear interest at a rate per annum equal to, the lesser of either (a) a base rate plus 2.75% or (b) a reserve adjusted eurodollar rate plus 3.75%. For the TerraForm Term Loan, the base rate will be subject to a “floor” of 2.00% and the reserve adjusted eurodollar rate will be subject to a “floor” of 1.00%.

The TerraForm Credit Facilities provide for voluntary prepayments, in whole or in part, subject to notice periods and payment of repayment premiums. The TerraForm Credit Facilities require TerraForm to prepay outstanding borrowings in certain circumstances, subject to certain exceptions. The TerraForm Credit Facilities contain customary and appropriate representations and warranties and affirmative and negative covenants (subject to exceptions) by TerraForm and its subsidiaries.

The TerraForm Credit Facilities, each guarantee and any interest rate and currency hedging obligations of TerraForm or any guarantor owed to the administrative agent, any arranger or any lender under the TerraForm Credit Facilities are secured by first priority security interests in (i) all of TerraForm Operating LLC's assets and each guarantor’s assets, (ii) 100% of the capital stock of each of TerraForm’s domestic restricted subsidiaries and 65% of the capital stock of TerraForm's foreign restricted subsidiaries and (iii) all intercompany debt, collectively, the “Credit Facilities Collateral.”

As of September 30, 2014, we had $299.3 million in borrowings outstanding under the TerraForm Term Loan and no amounts outstanding under the TerraForm Revolver.

As of September 30, 2014, we had $841.0 million of cash and cash equivalents, $6,344.5 million of debt outstanding, of which the majority is long-term. Of this total debt outstanding, $3,576.2 million relates to project specific non-recourse financing that is backed by solar energy system operating assets. The breach of any of the Credit Facility provisions or covenants could result in a default under the Credit Facility and could trigger acceleration of repayment, and a cross default on other financing arrangements, which could have a significant adverse effect on our liquidity and our business. As of September 30, 2014, we were in compliance with all covenants. While we expect to comply with the provisions and covenants of the Credit Facility, the Indentures governing the 2018 Notes, 2020 Notes and 2021 Notes, TerraForm Credit Facilities, the SSL Credit Facility and our other financing arrangements, deterioration in the worldwide economy and our operational results, including the completion of the construction and sale of solar energy systems, could cause us to not be in compliance. While we would attempt to obtain waivers for noncompliance, we may not be able to obtain waivers, which could have a significant adverse effect on our liquidity and our business.

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

Item 3 Quantitative and Qualitative Disclosures About Market Risk.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of September 30, 2014, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There have been no changes in SunEdison's internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, SunEdison's internal control over financial reporting.

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
Two subsidiaries are publicly traded corporations, TerraForm Power, Inc. and SunEdison Semiconductor, Ltd., which may involve a greater exposure to legal liability than our historic business operations.

Two subsidiaries are publicly traded corporations, TerraForm Power, Inc. and SunEdison Semiconductor, Ltd. Our controlling interest and the position of certain of our executive officers on the Board of TerraForm Power, Inc. and SunEdison Semiconductor, Ltd. may increase the possibility of claims of breach of fiduciary duties including claims of conflicts of interest related to TerraForm Power, Inc. and SunEdison Semiconductor, Ltd. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management.

We have made several acquisitions in the last several years, and in the future we may acquire additional companies, project pipelines, products, or technologies or enter into joint ventures or other strategic initiatives. We may not realize the anticipated benefits of an acquisition and each acquisition has numerous risks. These risks include the following:

•	difficulty in assimilating the operations and personnel of the acquired company;

•	difficulty in effectively integrating the acquired technologies or products with our current products and technologies;

•	difficulty in achieving profitable commercial scale from acquired technologies;

•	difficulty in maintaining controls, procedures, and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and associates from other opportunities and challenges due to integration issues;

•	inability to retain key technical and managerial personnel of the acquired business;

•	inability to retain key customers, vendors, and other business partners of the acquired business;

•	inability to achieve the financial and strategic goals for the acquired and combined businesses, as a result of insufficient capital resources or otherwise;

•	incurring acquisition-related costs or amortization costs for acquired intangible assets that could impact our operating results;

•	potential impairment of our relationships with our associates, customers, partners, distributors, or third party providers of technology or products;

•	potential failure of the due diligence processes to identify significant issues with product quality, legal and financial liabilities, among other things;

•	potential inability to assert that internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions; and

•	potential delay in customer purchasing decisions due to uncertainty about the direction of our product offerings.

Mergers and acquisitions of companies are inherently risky, and ultimately, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Share Repurchase Program

Since 2007, our Board of Directors has had in place a share repurchase program. There were no repurchases during the third quarter of 2014.

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

Item 6.	Exhibits.

Exhibit Number	Description

10.1	Credit Agreement dated February 28, 2014 between SunEdison, Inc. and Wells Fargo Bank, National Association, Goldman Sachs Bank USA and Deutsche Bank Securities Inc.
10.2	Amendment No. 3 to Credit Agreement and Amendment No. 1 to Pledge and Security Agreement dated October 6, 2014.
10.3
Acquisition Agreement by and among AES U.S. Solar, LLC, as Seller, Silver ridge Power Holdings, LLC, as Buyer, solely for the purpose of Article 9, The AES Corporation as Parent and, solely for the purposes of Section 10.13, SunEdison, Inc., as Buyer Guarantor dated as of June 16, 2014.

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

SunEdison, Inc.
/s/ Brian Wuebbels
November 5, 2014	Name:	Brian Wuebbels
	Title:	Executive Vice President and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description
10.1	Credit Agreement dated February 28, 2014 between SunEdison, Inc. and Wells Fargo Bank, National Association, Goldman Sachs Bank USA and Deutsche Bank Securities Inc.
10.2	Amendment No. 3 to Credit Agreement and Amendment No. 1 to Pledge and Security Agreement dated October 6, 2014.
10.3	Acquisition Agreement by and among AES U.S. Solar, LLC, as Seller, Silver Ridge Power Holdings, LLC, as Buyer.
31.1	Certification by the Chief Executive Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document