Form 10-K
period 2014-12-31
SUNEDISON, INC.
filed 2015-03-02
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
 ______________________________________
FORM 10-K
 ______________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number 001-13828
 ______________________________________
SunEdison, Inc.
(Exact name of registrant as specified in its charter)
 ______________________________________

Delaware	56-1505767
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

13736 Riverport Dr. Maryland Heights, Missouri	63043
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(314) 770-7300
 ______________________________________
 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered:
$.01 Par Value Common Stock	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act:
None
(Title of Class)
______________________________________

1

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

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant, based upon the closing price of such stock on June 30, 2014 of $22.60 as reported by the New York Stock Exchange, and 268,667,042 shares outstanding on such date, was approximately $6,071,875,149. The number of shares outstanding of the registrant's Common Stock as of February 20, 2015, was 272,356,787 shares.
DOCUMENTS INCORPORATED BY REFERENCE
1. Portions of the registrant’s 2014 Annual Report to Stockholders (Part I and Part II)
2. Portions of the registrant’s 2015 Proxy Statement (Part III)

2

3

PART I

Item 1.	Business
Overview
During the 2014 fiscal year, SunEdison, Inc. ("SunEdison" or the "Company") was a major developer and seller of photovoltaic energy solutions, an owner and operator of clean power generation assets, and a global leader in the development, manufacture and sale of silicon wafers to the semiconductor industry. We are one of the world's leading developers of solar energy projects and, we believe, one of the most geographically diverse. Our technology leadership in silicon and downstream solar are enabling the Company to expand our customer base and lower costs throughout the silicon supply chain.
SunEdison is organized by end market and through 2014 we were engaged in three reportable segments: Solar Energy, TerraForm Power, Inc. (“TerraForm”) and Semiconductor Materials through SunEdison Semiconductor Ltd. ("SSL"). TerraForm and SSL are each separate SEC registrants. The results of TerraForm are reported as our TerraForm Power reportable segment, and the results of SSL are reported as our Semiconductor Materials reportable segment. References to "SunEdison", "we", "our" or "us" within the accompanying consolidated financial statements refer to the consolidated reporting entity. Our Solar Energy segment provides solar energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market for our customers. Our Solar Energy segment also owns and operates solar power plants and manufactures polysilicon and silicon wafers and subcontracts the assembly of solar modules to support our downstream solar business, as well as for sale to external customers as market conditions dictate. Our TerraForm Power segment owns and operates clean power generation assets, both developed by the Solar Energy segment and acquired through third party acquisitions, that sell electricity through long-term power purchase agreements to utility, commercial, and residential customers. Our Semiconductor Materials segment includes the manufacture and sale of silicon wafers to the semiconductor industry.
Financial segment information for our reportable segments for 2014 is contained in our 2014 Annual Report, which information is incorporated herein by reference. See Note 21, Notes to Consolidated Financial Statements.
SunEdison, formerly known as MEMC Electronics Materials, Inc., was formed in 1984 as a Delaware corporation and completed its initial public stock offering in 1995.
Our principal executive offices are located at 13736 Riverport Drive, Maryland Heights, Missouri 63043 , and our telephone number is (314) 770-7300. Our website address is www.sunedison.com.
Recent Events
Acquisition of First Wind Holdings, LLC
On January 29, 2015, SunEdison and TerraForm First Wind ACQ, LLC, a subsidiary of TerraForm Power Operating, LLC (“TerraForm Operating”), as assignee of Terra LLC under the Purchase Agreement (as defined below), completed the previously announced acquisition of First Wind Holdings, LLC (“Parent,” together with its subsidiaries, “First Wind”), pursuant to a purchase and sale agreement, dated as of November 17, 2014, as amended by the First Amendment to the Purchase and Sale Agreement, dated as of January 28, 2015 (together, the “Purchase Agreement”), among SunEdison, TerraForm Power, Terra LLC, First Wind, the members of First Wind and certain other persons party thereto (the “Acquisition”). In the Acquisition, TerraForm First Wind ACQ, LLC purchased from First Wind certain solar and wind operating projects representing 521 MW of operating power assets (including 500 MW of wind and 21 MW of solar power assets), and SunEdison purchased all of the equity interests of Parent and all of the outstanding equity interests in certain subsidiaries of Parent that own, directly or indirectly, wind and solar operating and development projects representing 1.6 GW of pipeline and backlog and development opportunities representing more than 6.4 GW of wind and solar projects.
Pursuant to the terms of the Purchase Agreement, SunEdison and TerraForm Operating paid a total consideration of $2.4 billion, which was comprised, in part, of an upfront payment of $1.0 billion, including the assumption of $361.0 million of debt at closing, and an expected $510.0 million of earnout payments over two-and-a-half years upon full notice to proceed with respect to solar earnout projects and substantial completion with respect to wind earnout projects, subject to certain adjustments as set forth in the Purchase Agreement.
SunEdison’s portion of the total consideration is $1.5 billion, comprised of the upfront payment of $1.0 billion and the expected earn-out payments. The earn-out payments will be payable by SunEdison subject to completion of certain projects in First Wind’s backlog. TerraForm First Wind ACQ, LLC acquired First Wind’s operating portfolio for an enterprise value of $862 million. Part of SunEdison’s upfront consideration came from proceeds of senior exchangeable notes described below ("Completion of 3.75% Guaranteed Exchangeable Senior Notes Offering due 2020"). The remainder of the consideration for the Acquisition was funded from cash on hand and from other previously disclosed financing sources.
Margin Loan Agreement
On January 29, 2015 (the “Margin Closing Date”), SUNE ML 1, LLC (the “Borrower”), a wholly owned special purpose subsidiary of SunEdison, entered into a Margin Loan Agreement (the “Loan Agreement”) with the lenders party thereto (each, a “Lender”) and Deutsche Bank AG, London Branch, as the administrative agent (in such capacity, the “Administrative Agent”) and the calculation agent thereunder. SunEdison concurrently entered into a Guaranty Agreement in favor of the Administrative Agent for the benefit of each of the Lenders, pursuant to which SunEdison guaranteed all of the Borrower’s obligations under the Loan Agreement.
On the Margin Closing Date, $410.0 million in term loans were made to the Borrower under the Loan Agreement. The net proceeds of the term loans, less certain expenses, were made available to SunEdison to fund the First Wind Acquisition (as defined above). The term loans mature on the 24-month anniversary of the Margin Closing Date.
The Loan Agreement requires the Borrower to maintain a certain loan to value ratio (based on the value of the Class A common stock of TerraForm Power (“TerraForm Power Class A Common Stock”), which certain of the collateral may be exchanged for). In the event that this ratio is not maintained, the Borrower must post additional cash collateral under the Loan Agreement and/or elect to repay a portion of the term loans thereunder.
In addition, the Loan Agreement requires the repayment of all or a portion of the term loans made thereunder upon the occurrence of certain events customary for financings of this nature, including events relating to the price, liquidity or value of TerraForm Power Class A Common Stock, certain events or extraordinary transactions related to TerraForm Power and certain events related to SunEdison.
The Borrower’s obligations under the Loan Agreement are secured by a first priority lien on shares of Class B common stock in TerraForm Power, and Class B units and Incentive Distribution Rights in TerraForm Power, LLC (“Terra LLC”), in each case, that are owned by the Borrower. All outstanding amounts under the Loan Agreement bear interest at a rate per annum equal to a three-month Eurodollar rate plus an applicable margin as otherwise agreed among the parties.
The Loan Agreement contains customary representations and warranties, covenants and events of default for financings of this nature. Upon the occurrence and during the continuance of an event of default, any lender may declare the term loans due and payable, exercise remedies with respect to the collateral and demand payment from SunEdison of the obligations under the Loan Agreement then due and payable. TerraForm Power has agreed to certain obligations in connection with the Loan Agreement relating to its equity securities.
3.75% Guaranteed Exchangeable Senior Secured Notes Due 2020
On January 29, 2015, Seller Note, LLC, a wholly owned special purpose subsidiary of SunEdison (“Seller Note LLC”), issued $336.5 million aggregate principal amount of 3.75% Guaranteed Exchangeable Senior Secured Notes due 2020 (the “Exchangeable Notes”) pursuant to an Indenture, dated January 29, 2015 (the “Exchangeable Notes Indenture”), among Seller Note LLC, SunEdison, as guarantor, and Wilmington Trust, National Association, as exchange agent, registrar, paying agent and collateral agent (the “Exchangeable Notes Trustee”). In connection with the issuance of the Exchangeable Notes, Seller Note LLC also entered into a Pledge Agreement with the Exchangeable Notes Trustee, in its capacity as collateral agent, providing for the pledge of TerraForm Power’s shares of Class B common stock and Terra LLC’s Class B units held by Seller Note LLC (the “Class B Securities”) as described below.
The proceeds of the Exchangeable Notes issuance makes up a portion of SunEdison’s upfront consideration for the First Wind Acquisition. The Exchangeable Notes bear interest at a rate of 3.75% per annum and mature on January 15, 2020. Interest on the Exchangeable Notes will be payable semiannually in arrears to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date on January 15 and July 15 of each year, commencing on July 15, 2015.
The notes will be secured by a first priority lien on the Class B Securities, equal to the number of shares of TerraForm Power Class A Common Stock initially issuable upon exchange of the Exchangeable Notes, including the maximum number of shares of TerraForm Power Class A Common Stock to be issued upon exchange in connection with a make-whole fundamental change, which Class B Securities will be transferred by SunEdison to Seller Note LLC upon issuance of the Exchangeable Notes. SunEdison will transfer to Seller Note LLC, and Seller Note LLC will pledge, on a first priority basis, additional shares of the Class B Securities in connection with any adjustment to the exchange rate, so that, at all times, the Class B Securities equal to the full number of shares of TerraForm Power Class A Common Stock issuable upon exchange of the Exchangeable Notes shall be held by Seller Note LLC and subject to such first priority lien. The Exchangeable Notes are fully and unconditionally guaranteed by SunEdison. The Exchangeable Notes and the guarantees are pari passu in right of payment to the SunEdison’s obligations under its outstanding convertible debt.
Holders of the Exchangeable Notes may exchange their Exchangeable Notes at their option on or after January 29, 2016 at any time prior to the close of business on the business day immediately preceding the maturity date. Upon exchange, Seller Note LLC will deliver shares of TerraForm Power Class A Common Stock, based upon the applicable exchange rate (together with a cash payment in lieu of delivering any fractional share). The initial exchange rate is 28.9140 shares of TerraForm Power Class A Common Stock per $1,000 principal amount of Exchangeable Notes, equivalent to an initial exchange price of approximately $34.58 per share of TerraForm Power Class A Common Stock. The exchange rate is subject to adjustment in some events but will not be adjusted for accrued interest.
Seller Note LLC may not redeem the relevant Exchangeable Notes prior to the maturity date, and no “sinking fund” is provided for the Exchangeable Notes. Upon the occurrence of a “Fundamental Change” (as defined in the Exchangeable Notes Indenture), Holders of the Exchangeable Notes may require Seller Note LLC to repurchase for cash the Exchangeable Notes at a price equal to 100% of the principal amount of the Exchangeable Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date; provided, however, that if the repurchase date is after a regular record date and on or prior to the interest payment date to which it relates, Seller Note LLC will instead pay interest accrued to the interest payment date to the holder of record of the Exchangeable Note as of the close of business on the regular record date, and the Fundamental Change purchase price shall then be equal to 100% of the principal amount of the note subject to purchase and will not include any accrued and unpaid interest. In addition, following certain events that constitute “Make-Whole Fundamental Changes” (as defined in the Exchangeable Notes Indenture), Seller Note LLC will increase the exchange rate for holders who elect to exchange Exchangeable Notes in connection with such events in certain circumstances.
The Exchangeable Notes are subject to certain customary events of default, as described in the Exchangeable Notes Indenture. The Exchangeable Notes were offered in a private placement to certain eligible investors pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).
In connection with the issuance of the Exchangeable Notes, SunEdison entered into a registration rights agreement with the holders of the Registrable Securities (as defined therein) party thereto, the Exchangeable Notes Trustee and TerraForm Power, pursuant to which TerraForm Power agreed to file a shelf registration statement (the “Shelf Registration Statement”) with the Securities and Exchange Commission (the “SEC”), covering resales of Registrable Securities, if any, issuable upon exchange of the Exchangeable Notes by the holders of Registrable Securities (including the Exchangeable Notes Trustee), and have it declared effective by the SEC within twelve months of the issue date of the Exchangeable Notes (the “Effectiveness Deadline”), or use commercially reasonable efforts to cause the Shelf Registration Statement to be declared effective by the SEC as soon as reasonably practicable if certain events described in the Exchangeable Notes Indenture occur before the Effectiveness Deadline. Upon effectiveness of the Shelf Registration Statement, Significant Holders (as defined in the registration rights agreement) will have the ability to request up to two underwritten offerings per year, and TerraForm Power will cooperate with non-Significant Holders in effecting block trades, in each case under the Shelf Registration Agreement and subject to minimum aggregate offering sizes and certain other conditions. The Registration Rights Agreement includes customary piggyback registration rights and black-out periods and also provides that to the extent TerraForm Power does not meet certain obligations pursuant to the agreement, it will be obligated to pay liquidated damages to holders of the Exchangeable Notes that are party to the registration rights agreement.
2.375% Convertible Senior Notes Offering Due 2022
On January 27, 2015, SunEdison issued $460.0 million in aggregate principal amount of 2.375% Convertible Senior Notes due April 15, 2022 (the “Notes”) under an indenture, dated as of January 27, 2015 (the “Indenture”), between the Company and Wilmington Trust, National Association, as trustee (the “Trustee”). The Company offered and sold the Notes in reliance on the exemption from registration provided by Section 4(2) of the Securities Act. The initial purchasers for the offering (the “Initial Purchasers”) offered and sold the Notes to “qualified institutional buyers” pursuant to the exemption from registration provided by Rule 144A under the Securities Act. The Notes and any common stock issuable upon conversion of the Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from registration.
The Notes will bear interest at a rate of 2.375% per year, payable semiannually in arrears in cash on April 15th and October 15th of each year, beginning on October 15, 2015. The Notes are our senior unsecured obligations and will rank equally with all of our existing and future senior unsecured debt and senior to all of our existing and future subordinated debt.
Holders may surrender all or any portion of their notes for conversion at any time until the close of business on the business day immediately preceding January 15, 2022 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending March 31, 2015 if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events described in the offering memorandum pertaining to the Notes. On and after January 15, 2022 and until the close of business on the second scheduled trading day immediately prior to the stated maturity date, holders may surrender all or any portion of their notes for conversion regardless of the foregoing conditions.
Upon conversion we will pay cash, and if applicable, deliver shares of our common stock, based on a “Daily Conversion Value” calculated on a proportionate basis for each “VWAP Trading Day” (each as defined in the Indenture) of the relevant 25 VWAP Trading Day observation period. The initial conversion rate for the Notes will be 39.6118 shares of common stock per $1,000 in principal amount of Notes, equivalent to a conversion price of approximately $25.25 per share of common stock. The conversion rate will be subject to adjustment in certain circumstances.
Subject to certain exceptions, holders may require the Company to repurchase, for cash, all or part of their Notes upon a “Fundamental Change” (as defined in the Indenture) at a price equal to 100% of the principal amount of the Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the “Fundamental Change Purchase Date” (as defined in the Indenture). In addition, upon a “Make-Whole Fundamental Change” (as defined in the Indenture) prior to the maturity date of the Notes, we will, in some cases, increase the conversion rate for a holder that elects to convert its Notes in connection with such Make-Whole Fundamental Change. The Company may not redeem the Notes prior to maturity.
The Indenture contains certain events of default after which the Notes may be due and payable immediately. Such events of default include, without limitation, the following: failure to pay interest on any Note when due and such failure continues for 30 days; failure to pay any principal of any Note when due and payable at maturity, upon required repurchase, upon acceleration or otherwise; failure to comply with our obligation to convert the Notes into cash, our common stock or a combination of cash and our common stock, as applicable, upon exercise of a holder’s conversion right and such failure continues for 5 business days; failure by us to provide timely notice of a fundamental change, make-whole fundamental change or certain distributions; failure in performance or breach of any covenant or agreement by us under the Indenture (other than those described above in this paragraph) and such failure or breach continues for 60 days after written notice has been given to us; failure to pay any indebtedness borrowed by us or one of our Significant Subsidiaries (as defined in the Indenture) in an outstanding principal amount in excess of $50 million; failure by us or one of our Significant Subsidiaries to pay, bond or otherwise discharge any judgments or orders in excess of $50 million within 30 days of the entry of such judgment; and certain events in bankruptcy, insolvency or reorganization of the Company.
Capped Call Transactions
In connection with the offering of the Notes, on January 27, 2015, the Company entered into capped call transactions with three counterparties, including certain of the Initial Purchasers or their affiliates (the “Option Counterparties”).
Funding of the capped call transactions occurred on January 27, 2015. The capped call transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s Common Stock initially underlying the Notes, at a strike price that corresponds to the initial conversion price of the Notes, also subject to adjustment. The capped call transactions are expected generally to reduce the potential dilution with respect to the Company’s common stock upon conversion of the notes and/or offset any cash payments the Company is required to make in excess of the principal amount of converted notes, as the case may be, upon any conversion of notes in the event that the market price of the Company’s common stock is greater than the strike price of the capped call transactions, with such reduction of potential dilution or offset of cash payments subject to a cap based on the cap price of the capped call transactions. The cap price of the capped call transactions is initially approximately $32.72 per share, which is approximately 75% above the closing sale price of the Company’s Common Stock on January 21, 2015. The Company paid an aggregate of approximately $37.6 million to the Option Counterparties for the capped call transactions.
Credit Facility Amendment
On January 20, 2015, we entered into Amendment No. 5 to our Credit Agreement dated as of February 28, 2014. Amendment No. 5 amends our Credit Agreement to permit us to incur a loan of up to $400 million secured by certain equity interests in TerraForm and to issue up to $500 million in convertible senior notes due 2022.

Sale of SunEdison Semiconductor Shares through a Secondary Offering
On January 20, 2015, the Company disposed of 12,951,347 shares of SSL in connection with an underwritten public offering (the “Offering”) of 17,250,000 ordinary shares, no par value. The Offering closed on January 20, 2015 (the “Closing Date”). Going forward, SunEdison will no longer consolidate SSL's results with those of SunEdison. In addition, because SunEdison ceased to own 50% or more of SSL’s outstanding ordinary shares, employees of SSL were deemed to have a termination of employment from the Company under its various equity incentive plans and all of their outstanding equity awards with respect to Company stock would have been forfeited (in the case of unvested awards) or would have expired within three months (in the case of vested options) in accordance with the terms of such plans. In order to minimize the adverse impact of these plans’ provisions on the SSL employees, to provide for a fair continuation of the compensation previously granted and to ensure that SSL’s employees remain incentivized and committed to the mission and performance of SSL’s objectives, SSL and the Company agreed, effective as of the Closing, to replace 25% of the equity-based compensation awards relating to Company stock that are unvested and held by SSL employees (including non-U.S. employees, subject to applicable local laws) with adjusted stock options and restricted stock units, as applicable, for the SSL’s ordinary shares, each of which generally preserves the value of the original awards. Each of the foregoing replacement awards was issued pursuant to the SunEdison Semiconductor Limited 2014 Long-Term Incentive Plan. The remaining 75% of each of the unvested awards and all vested awards will continue to be held as stock options and restricted stock units, as applicable, for Company common stock by virtue of an amendment to our plans. These continuing options and restricted stock units will continue to vest in accordance with their terms, with employment by SSL deemed employment by the Company. The options may be exercised, when vested, by SSL’s employees in accordance with the terms of the original grant. Vesting terms for any awards relating to SSL’s ordinary shares that were substituted for awards originally granted with respect to the Company stock generally remain substantially similar to the vesting provided for under the original awards, subject to certain adjustments to reflect employment with SSL.
Solar Energy Segment
Overview. Our Solar Energy segment provides solar energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market to provide a comprehensive solar energy service to our customers. We are a leading global solar energy services provider. As of December 31, 2014, we have interconnected over 974 solar power systems representing 2.35 gigawatts ("GW") of solar energy generating capacity. As of December 31, 2014, we had 467 megawatts ("MW") of projects under construction and 5.1 GW in pipeline. A solar energy system project is classified as "pipeline" when we have a signed or awarded power purchase agreement (PPA) or other energy off-take agreement or have achieved each of the following three items: site control, an identified interconnection point with an estimate of the interconnection costs, and an executed energy off-take agreement or the determination that there is a reasonable likelihood that an energy off-take agreement will be signed. "Under construction" refers to projects within pipeline, in various stages of completion, which are not yet operational. There can be no assurance that pipeline will be converted into completed projects or generate revenues or that we can obtain the necessary financing to construct these projects.
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
We provide our downstream customers with a simplified and economical way to purchase renewable energy by delivering solar power under long-term power purchase arrangements with customers or feed-in tariff arrangements with government entities and utilities. Our business is heavily dependent upon government subsidies, including U.S. federal incentive tax credits, state-sponsored energy credits and foreign feed-in tariffs. In certain jurisdictions, the sale of a solar energy system would not be profitable without these incentives. When we retain systems on our balance sheet, our customers pay us only for the electricity output generated by the solar energy systems we install on their rooftops, or other property, thereby avoiding the significant capital outlays otherwise usually associated with power plant projects, including typical solar power plants. Once installed, our solar energy systems provide energy savings to customers and enable them to hedge a portion of their energy costs against volatile electricity prices by generating electricity during daylight hours when electricity prices are typically highest.
Our objective is to develop solar power generation assets that serve as a cost-effective clean energy alternative to central-generated power in select markets throughout North America, South America, Europe, the Middle East and Asia. Outside of the United States, including in Europe, Asia and Canada, projects are developed and operated pursuant to a government feed-in tariff structure which provides stable pricing under long term contracts, typically 20 years. In certain countries, for example, in India and South Africa, there is a multi-year holding requirement for a portion of our equity position in such projects. In the United States, Canada, South Africa, Australia and India, we sell a portion of solar systems directly to a strategic buyer which results in the recognition of electricity generation and revenue. We are now developing and constructing solar power generation assets and retaining the assets on the balance sheet, including systems that we intend to contribute to TerraForm and other potential yield vehicles. These assets produce electricity that is sold to the energy consumer or utility generator and results in the recognition of electricity generation and revenue. For many projects, we operate solar energy systems after construction pursuant to predefined operations and maintenance agreements. Our long-term objective is to lower the levelized cost of solar energy to the point that solar electricity is cost competitive with fossil fuel generated electricity, enabling us to reach grid parity with traditional energy alternatives without government incentives or subsidies. We also intend to leverage our customer relationships and on-site customer presence to obtain additional power purchase agreements for new locations and long-term contracts for operations and maintenance services for non-SunEdison solar energy systems.
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
Through electricity generation by solar electric systems that we operate and through the solar power services agreements in certain states in the U.S., including Massachusetts, Maryland, New Jersey, California, Ohio and Colorado, we are credited with approximately one REC for each 1,000 kilowatt-hour (or megawatt-hour) of electricity we produce. RECs represent the right to claim the environmental, social and other non-power qualities of the renewable electricity generation. At the appropriate time in the construction of a solar power plant, we submit an application to the relevant state energy regulatory bodies. The solar power plant is inspected and, if approved, we are qualified to receive RECs based on actual production in the future. A REC, and its associated attributes and benefits, can be sold with or separately from the underlying physical electricity associated with a renewable-based generation source. Buyers of these certificates are typically the utilities that can use the credits to offset state or public utility commission mandated environmental obligations that specify that a portion of their electricity must be generated by solar energy or commodity trading desks that acquire RECs to resell to utilities. Whenever possible, we enter into multi-year binding contractual arrangements with utility companies or other investors who purchase RECs at fixed rates. Sales directly to utilities are generally recorded at the time the required level of energy is generated, which in turn gives us the right to the REC. We typically have the legal and contractual right to transfer ownership of RECs to third parties under the terms of the agreements between us and the utility. Investors also purchase these certificates, typically under similar contracts. These investors then resell the certificates to end-user utilities or other companies.
In the event of under-production of energy versus the contracted volume or inability to secure state validation, we may be required to purchase RECs on the spot market and transfer them to the contracted counterparty. Based on our operating experience, we believe that it is unlikely that we would be required to purchase a material amount of RECs to satisfy potential future contractual shortfalls.
We also receive renewable energy incentives from public utilities in the State of California in the form of PBIs under the California Solar Initiative ("CSI") program for the production of renewable energy. A fixed rate per kilowatt hour of actual solar energy production is paid in cash by the utilities over a 60 month period, and the incentive is not based or calculated on the cost to construct the solar power plant. The PBIs are not earned by us unless production actually occurs. There is no penalty under the PBI program if there is no electricity production. Production from our operated systems is verified by an independent third party before billing to the utilities. Unlike RECs discussed above, PBIs are merely a cash incentive and are not tradeable.
Suppliers and Raw Materials. For our Solar Energy business, we procure modules through our OEM (Original Equipment Manufacturer) manufacturing relationships and we also have a limited number of suppliers for modules, trackers and inverters. We generally enter into purchase agreements with one (or more) year terms with these suppliers. We believe this allows us to optimize system performance, reduce system costs and benefit from the long-term innovation and cost reduction trends of the solar industry. Our solar module suppliers generally provide a 25-year limited warranty for power and a multi-year limited warranty for workmanship. We provide a similar warranty for our solar modules that we supply to our own solar energy projects or to third party purchasers of such modules. Inverter suppliers generally provide a product workmanship warranty of five years with available extended warranties if purchased. In the event that a module or inverter fails in the future, we will repair or replace the failed module or inverter and then recoup the costs from the supplier. We have also entered into OEM module production arrangements to strengthen our supply chain and provide lower cost modules.
For our solar wafer production, the main raw material is polysilicon. We use two types of polysilicon: granular polysilicon and chunk polysilicon. We produce all of our requirements for granular polysilicon at our facility in Pasadena, Texas. Although we have produced chunk polysilicon in our Merano, Italy polysilicon facility, on February 10, 2014, the Company announced that the facility will be indefinitely closed. The Merano polysilicon facility was shuttered in December of 2011 as part of the 2011 Global Plan (see Note 13 to the consolidated financial statements). We explored various options to improve the cost effectiveness of the Merano polysilicon facility. Ultimately, the identified cost reductions were not enough to sustain the economic viability of the plant in the current market environment. In connection with the closure, the associated electronic grade TCS (trichlorosilane) operation, which employs approximately 35 people, will be closed over the next 12 months. As a result of the decision to indefinitely close the polysilicon manufacturing facility and TCS operation, we recorded $37.0 million of non-cash impairment charges to write down these assets to their current estimated salvage value for the year ended December 31, 2013. In 2014, we received offers of interest to purchase these facilities. These offers indicated to us that the carrying value of the assets exceeded the estimated fair value. As a result of an impairment analysis, we recognized $57.3 million of impairment charges to write down these assets to their estimated fair value. In December 2014, we closed the sale of the Merano, Italy facilities. The facilities were sold to a third party for $12.2 million. No cash payment was made at the date of closing and the purchase consideration will be paid to us over ten years. In connection with the sales transaction, we provided the buyer with loans totaling $9.1 million which will be repaid over nine years. We accounted for this transaction in accordance with the deposit method of real estate accounting, and we recognized a $4.7 million loss on sale of property, plant and equipment for the year ended December 31, 2014.
We are now buying chunk polysilicon pursuant to short- to medium-term agreements with other polysilicon manufacturers. Chunk polysilicon can be substituted for granular polysilicon, although our manufacturing throughput and yields could be adversely affected.
In February 2011, we entered into a joint venture (SMP Ltd. or "SMP") with Samsung Fine Chemicals Co. Ltd. ("SFC") for the construction and operation of a new facility in Ulsan, South Korea to produce high purity polysilicon, including electronic grade polysilicon, which is expected to have an initial, annual production capacity of approximately 10,000 metric tons. Prior to May 28, 2014, our ownership interest in SMP was 50% and Samsung Fine Chemicals Co. Ltd. owned the other 50%. In September 2011, we executed a Supply and License Agreement with SMP under which we license and sell to SMP certain technology and related equipment used for producing polysilicon. In accordance with the Supply and License Agreement, we have received proceeds based on certain milestones we have achieved throughout the construction, installation and testing of the equipment. On May 28, 2014, we acquired from SFC an approximate 35% interest in SMP for a cash purchase price of $140.7 million ($71.2 million, net of cash acquired). Prior to the completion of the SSL IPO, we contributed this approximate 35% interest in SMP to SSL. As a result, on a consolidated basis, we own an approximate 85% interest in SMP, and effectively control SMP's operations, and thus SMP's results are included in our consolidated financial statements from May 28, 2014 onwards. In connection with the contribution, SSL entered into a joinder and amendment agreement whereby SSL became a party to and undertook its pro rata share of the obligations of the SMP joint venture agreement. Construction of the SMP facility was recently completed. Once operational, SMP is required to sell to the joint venture partners their pro rata share (based on their respective ownership interests) of SMP’s polysilicon production at prices negotiated and mutually agreed upon between SMP and the joint venture partners based on a standard cost plus a markup established by an independent professional transfer consultant engaged by SMP. Until February 15, 2019, the joint venture partners have agreed not to transfer interests in SMP to any party other than respective affiliates. After February 15, 2019, if any joint venture partner desires to transfer its interest in SMP to any party other than one of its affiliates, each other joint venture partner has a right of first refusal to purchase such interest.
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
We typically enter into two kinds of agreements with utility customers-long-term power purchase agreements and agreements to sell RECs. Our power purchase agreements, similar to our agreements with commercial and government customers, provide for the sale of electricity to the utility at a contracted price, typically over a 20-year term. The benefits to our utility customers of entering into a power purchase agreement with us include: (i) our solar energy systems allow utilities to satisfy increasing interest by their customers and regulators in purchasing electricity generated by solar and other renewable energy sources; (ii) our distributed generation system can help utilities balance grid electricity demands and meet their ongoing generation, transmission and distribution requirements in order to supply electricity to their end-customers, while avoiding expensive and potentially difficult new generation, transmission and distribution investment and construction; and (iii) because the pricing of the electricity generated by our solar energy systems takes into account all available federal and state tax incentives, which certain not-for-profit utilities are not entitled to benefit from directly, our solar energy systems offer utilities a mechanism through which to indirectly benefit from these tax incentives. We sell RECs that are generated by our solar energy systems to utilities to assist them in complying with renewable energy regulatory requirements that require them to produce a specified percentage of their electricity from renewable energy sources.
International Marketing and Foreign Customers. Our international business operations have focused primarily in certain areas in Europe, Canada, Latin America, South Africa and India and we continue to diversify our business internationally. Our growth in 2010 primarily reflected an increase in ground mount projects in Italy. Our growth in 2011 and 2012 was primarily from an increase in utility projects in North America. Our 2013 growth was similarly focused in North America while also diversifying into South Africa and South America. For 2014, our growth was primarily in Canada, Chile, India, South Africa and the United Kingdom. We believe this regional and market diversification will reduce country concentration risk and improve overall project returns.
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
Project Finance and Project Working Capital. Except for systems retained and a small number of systems sold to third parties, our business model is to contribute or sell solar energy systems to our TerraForm Power segment, and to realize cash upon the completion and sale of a solar energy system (directly or through the sale of the equity in the vehicle company owning such system). Typically, a construction financing facility is implemented prior to commencement of construction of the solar energy system, or when the projects are at an early stage of construction, and long-term debt and/or equity financing of ITC credits in the United States is arranged prior to commercial operation of the system and drawn on at or about the time of commercial operation or the sale of the system.
We utilize a variety of project and debt financing structures to arrange long-term financing for our systems, including non-recourse construction finance. In the United States, our long-term financing consists of selling our solar energy systems to TerraForm for further leasing to a tax advantaged equity owner pursuant to a lease pass through structure or a sale to a partnership between TerraForm and tax advantaged equity owner in a partnership flip structure. Outside the U.S., we typically obtain term debt financing with a maturity date tied to the date the applicable feed-in tariff or similar incentive expire, or in the case of projects structured on the basis of power purchase agreements, tied to the duration of such agreements. The tenor for our merchant plants (San Andres and Crucero in Chile), in absence of incentives and power purchase agreements, was agreed to on the basis of the projected market prices. Upon the sale of these systems, the new project owner acquires the term debt financing. Alternatively, in lieu of, or in addition to financing solar energy systems, we may choose to sell a portion of our systems portfolio to third parties. Outside the U.S., we generally sell projects outright to third parties, except in India, South Africa and Jordan where there is a partial equity holding requirement. Our currently known or anticipated market and liquidity risks are described more fully in Item 1A, "Risk Factors", below, and "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources" in our 2014 Annual Report, which is incorporated herein by this reference.

Asset Management of Renewable Energy Systems: We also provide services related to the safeguarding of our customers’ assets and maximizing their performance. Our customers can be either related- parties or third-parties. We also operate assets that are neither owned nor installed by SunEdison. We deliver operations and maintenance services, portfolio management services and other solutions to our customers.
Operations and Maintenance
Our Renewable Operations Centers (“ROC's”) provide monitoring of renewable energy systems and measure outputs in minute-level increments. This enables us to dispatch repair crews as needed based on system performance and conditions. Our customers are also able to access data for their systems remotely through our online customer portal.  With the SunEdison Energy & Environmental Data System ("SEEDS") Data Acquisition System, we are able to measure production, create customized reports and ensure efficient operation and maintenance. Our personnel (or subcontractors) may be responsible for the corrective and preventive maintenance as well as maintaining our customers' assets in good working order (including vegetation abatement and module washing). Our personnel (or subcontractors) also perform extraordinary maintenance work, not included in our standard scope of work, for an additional fee.
Portfolio Management
We maintain overall compliance of our customers’ assets with the various project documents including, but not limited to, regulatory compliance, statutory reporting, debt covenants compliance. Our team also prepares forecasts and variance analysis for our customers’ assets as well as reporting and consolidating financials. We maintain the financial records of our customers’ assets and ensure that their financials are fairly and accurately stated, both from a local statutory and US GAAP standpoint.
Other Solutions
We provide software applications to enhance our customers’ control over their assets, including software to monitor, report, and diagnose performance. Our team also provides data analytics and insights to understand key drivers of assets performance and we offer advisory services to enhance assets performance.
Competition. The solar power market in general competes with conventional fossil fuels supplied by utilities and other sources of renewable energy such as wind, hydro, biomass, concentrated solar power and emerging distributed generation technologies such as micro-turbines and fuel cells. Furthermore, the market for solar electric power technologies is competitive and continually evolving. We believe our major competitors in the renewable energy services provider market include E.On, Enel, NextEra, NRG, SunPower Corporation, First Solar, Inc., JUWI Solar Gmbh and Solar City. We may also face competition from polysilicon solar wafer and module suppliers, who may develop solar energy system projects internally that compete with our product and service offerings, or who may enter into strategic relationships with or acquire other existing solar power system providers. We also compete to obtain limited government funding, subsidies or credits. In the large-scale on-grid solar power systems market, we face direct competition from a number of companies, including some utilities and construction companies that have expanded into the renewable sector. In addition, we will occasionally compete with distributed generation equipment suppliers.
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

TerraForm Power Segment
TerraForm was formed under the name SunEdison Yieldco, Inc. on January 15, 2014, as a wholly owned indirect subsidiary of SunEdison. The name change from SunEdison Yieldco, Inc. to TerraForm Power, Inc. became effective on May 22, 2014. Following TerraForm’s initial public offering ("IPO") on July 23, 2014, TerraForm became a holding company and its sole asset is an equity interest in TerraForm Power, LLC ("Terra LLC") an owner of solar generation systems and long-term contractual arrangements to sell the electricity generated by such systems and the related green energy certificates and other environmental attributes to third parties. TerraForm is the managing member of Terra LLC, and operates, controls and consolidates the business affairs of Terra LLC.
TerraForm is a dividend growth-oriented company formed to own and operate contracted clean power generation assets acquired from SunEdison and from third parties. Its business objective is to acquire high-quality contracted cash flows, primarily from owning solar and wind generation assets serving utility, commercial and residential customers. Over time, TerraForm intends to acquire other clean power generation assets, including natural gas and hydro-electricity facilities, as well as hybrid energy solutions that enable TerraForm to provide contracted power on a 24/7 basis.
Business Strategy. TerraForm’s primary business strategy is to increase the cash dividends it pays to holders of its Class A common stock over time. Its plan for executing this strategy includes the following:
Focus on long-term contracted clean power generation assets. TerraForm’s portfolio and any projects that it acquires from SunEdison or third parties will have long-term PPAs with creditworthy counterparties. TerraForm intends to focus on owning and operating long-term contracted clean power generation assets with proven technologies, low operating risks and stable cash flow.
Grow the business through acquisitions of contracted operating assets. TerraForm intends to acquire additional contracted clean power generation assets from SunEdison and third parties to increase its cash available for distribution.
Attractive asset classes. TerraForm’s current focus is on the solar and wind energy segments because of the belief they are currently the fastest growing segments of the clean power generation industry and offer attractive opportunities to own assets and deploy long-term capital due to the predictability of cash flow. In particular, TerraForm believes the solar and wind segments are attractive because there is no associated fuel cost risk and the relevant technologies have become highly reliable. TerraForm also believes the declining levelized costs of energy for solar and wind projects will enable these asset classes to continue to add additional MW of completed projects to its portfolio and enable it to gain market share. Solar and wind projects also have an expected life which can exceed 30 years. In addition, the solar and wind energy generation projects in or to be added to TerraForm’s portfolio generally operate under long-term PPAs with terms of up to 30 years.
Focus on core markets with favorable investment attributes. TerraForm intends to focus on growing its portfolio through investments in markets with (i) creditworthy PPA counterparties, (ii) high clean energy demand growth rates, (iii) low political risk, stable market structures and well-established legal systems, (iv) grid parity or the potential to reach grid parity in the near term and (v) favorable government policies to encourage renewable energy projects. TerraForm believes there will be ample opportunities to acquire high-quality contracted power generation assets in markets with these attributes. While its current focus is on solar and wind generation assets in the United States, Canada, the United Kingdom and Chile, TerraForm will selectively consider acquisitions of contracted clean generation sources in other countries.
Maintain sound financial practices. TerraForm intends to maintain its commitment to disciplined financial analysis and a balanced capital structure. Its financial practices include (i) a risk and credit policy focused on transacting with creditworthy counterparties, (ii) a financing policy focused on achieving an optimal capital structure through various capital formation alternatives to minimize interest rate and refinancing risks, and (iii) a dividend policy that is based on distributing the cash available for distribution generated by its project portfolio (after deducting appropriate reserves for working capital needs and the prudent conduct of its business). TerraForm’s initial dividend was established based on our targeted payout ratio of approximately 85% of projected cash available for distribution.
Competition
Power generation is a capital-intensive business with numerous industry participants. TerraForm competes to acquire new solar generation facilities and wind power plants with renewable energy developers who retain renewable energy power generation asset ownership, independent power producers, financial investors and certain utilities. TerraForm competes to supply energy to its potential customers with utilities and other providers of distributed generation. TerraForm competes with other solar and wind developers, independent power producers and financial investors based on its competitive cost of capital, development expertise, pipeline, global footprint and brand reputation. TerraForm believes that they compete favorably with its competitors based on these factors in the regions they service. To the extent TerraForm re-contract power generation facilities upon termination of a PPA or sell electricity into the merchant power market, they compete with traditional utilities primarily based on low cost of capital, generation located at customer sites, operations and management expertise, price (including predictability of price), green attributes of power, the ease by which customers can switch to electricity generated by its solar generation facilities and wind power plants and its open architecture approach to working within the industry, which facilitates collaboration and power generation asset acquisitions.
Environmental Matters
TerraForm is subject to environmental laws and regulations in the jurisdictions in which they own and operate solar generation facilities and wind power plants. These laws and regulations generally require that governmental permits and approvals be obtained both before construction and during operation of these power generation assets. TerraForm incurs costs in the ordinary course of business to comply with these laws, regulations and permit requirements. While TerraForm does not expect that the costs of compliance to generally have a material impact on its business, financial condition or results of operations, it is possible that as the size of its portfolio grows we may become subject to new or modified regulatory regimes that may impose unanticipated requirements on its business as a whole that were not anticipated with respect to any individual project. TerraForm also do not anticipate material capital expenditures for environmental controls for its solar generation facilities and wind power plants in the next several years. These laws and regulations frequently change and often become more stringent, or subject to more stringent interpretation or enforcement, and therefore future changes could require us to incur materially higher costs which could have a material adverse impact on its financial performance or results of operations.
Regulatory Matters
With the exception of the Mt. Signal, Regulus and certain of the power plants TerraForm acquired as part of the First Wind acquisition, all of the U.S. renewable energy solar generation facilities and wind power plants in its portfolio are "Qualifying Small Power Production Facilities" ("QFs") as defined under the Public Utilities Regulatory Policies Act of 1978, as amended ("PURPA"). Depending upon the power production capacity of the renewable energy power generation asset in question, TerraForm's QFs and their immediate project company owners may be entitled to various exemptions from ratemaking and certain other regulatory provisions of the Federal Power Act, as amended ("FPA"), from the books and records access provisions of the Public Utilities Holding Company Act of 2005, as amended ("PUHCA"), and from state organizational and financial regulation of electric utilities.
All of the solar generation facility companies that TerraForm owns outside of the United States are Foreign Utility Companies, as defined in PUHCA. They are exempt from state organizational and financial regulation of electric utilities and from most provisions of PUHCA and FPA.
The owners of each of the Mt. Signal project (the "Mt. Signal ProjectCo"), the Regulus project (the "Regulus ProjectCo") and certain of TerraForm's wind projects are Exempt Wholesale Generator ("EWGs") as defined in PUHCA (the "EWG ProjectCos"). Status as an EWG exempts them and TerraForm (for purposes of TerraForm's ownership of each such company) from the federal books and access provisions of PUHCA. Each of the Mt. Signal ProjectCo, the Regulus ProjectCo and the EWG ProjectCos has obtained “market-based rate authorization” and associated blanket authorizations and waivers from the Federal Energy Regulation Commission ("FERC") under the FPA, which allows it to sell electric energy, capacity and ancillary services at wholesale at negotiated, market-based rates, instead of cost-of-service rates, as well as waivers of, and blanket authorizations under, certain FERC regulations that are commonly granted to market based rate sellers, including blanket authorizations to issue securities.
The project company owners of all U.S. solar generation facilities or wind power plants acquired by TerraForm that have a net power production capacity greater than 20 MW (AC) will similarly need to obtain market-based rate authorization prior to commencement of the sales of test energy from their power generation facilities.
Under Section 203 of the FPA, pre-approval by FERC is generally required for Under Section 203 of the FPA, pre-approval by FERC is generally required for any direct or indirect acquisition of control over, or merger or consolidation with, a “public utility” or in certain circumstances an “electric utility company,” as such terms are used for purposes of FPA Section 203. FERC generally presumes that the acquisition of direct or indirect voting power of 10% or more in an entity results in a change in control of such entity. Violation of Section 203 can result in civil or criminal liability under the FPA, including civil penalties of up to $1 million per day per violation, and the possible imposition of other sanctions by FERC, including the potential voiding of an acquisition made without prior authorization under Section 203. Depending upon the circumstances, liability for violation of FPA Section 203 may attach to a public utility, the parent holding company of a public utility or an electric utility company, or to an acquirer of the voting securities of such holding company or its public utility or electric utility company subsidiaries.

TerraForm's renewable energy solar generation facilities and wind power plants are also subject to compliance with the mandatory reliability standards developed by the North American Electric Reliability Corporation and approved by FERC under the FPA. In the United Kingdom, Canada and Chile, TerraForm is also generally subject to the regulations of the relevant energy regulatory agencies applicable to all producers of electricity under the relevant feed-in tariff ("FIT") regulations (including the FIT rates); however they are generally not subject to regulation as a traditional public utility, i.e., regulation of our financial organization and rates other than FIT rates.
As the size of TerraForm's portfolio grows they may become subject to new or modified regulatory regimes that may impose unanticipated requirements on its business as a whole that were not anticipated with respect to any individual project. For example, the NERC rules impose fleetwide cyber security requirements regarding electronic and physical access to generating facilities in order to protect system reliability; such requirements expand in scope after the point at which a single owner has more than 1,500 MW of reliability assets under its control. Such future changes in TerraForm's regulatory status or the makeup of its fleet could require us to incur materially higher costs which could have a material adverse impact on its financial performance or results of operations.
Government Incentives
Each of the United States, Canada, the United Kingdom and Chile has established various incentives and financial mechanisms to reduce the cost of solar and wind energy and to accelerate the adoption of solar and wind energy. These incentives, which include tax credits, cash grants, tax abatements, rebates and RECs or green certificates and net energy metering programs. These incentives help catalyze private sector investments in solar energy and efficiency measures. Changes in the government incentives in each of these jurisdictions could have a material input on TerraForm's financial performance.
Semiconductor Materials Segment
Wafers for Semiconductor Applications. Almost all semiconductor devices are manufactured using silicon wafers. Wafers are differentiated by specific physical and electrical characteristics, such as flatness and defect free, uniform crystal structures. Semiconductor device manufacturers continue to evolve to devices with shrinking geometries and stringent technical specifications. Wafers required to produce these next generation devices are being developed in larger sizes, with the 300 millimeter wafer now being the primary wafer diameter used today.
SSL offers wafers with a wide variety of features satisfying numerous product specifications to meet its customers’ exacting requirements. Its wafers vary in size, surface features, composition, purity levels, crystal properties and electrical properties. SSL provides its customers with a reliable supply of high quality wafers with consistent characteristics.
SSL's monocrystalline wafers for use in semiconductor applications range in size from 100 millimeter to 300 millimeter and are round in shape for semiconductor customers because of the nature of their processing equipment. These wafers are used as the starting material for the manufacture of various types of semiconductor devices, including microprocessor, memory, logic and power devices. In turn, these semiconductor devices are used in computers, cellular phones and other mobile electronic devices, automobiles and other consumer and industrial products. Our monocrystalline wafers for semiconductor applications include four general categories of wafers: prime, epitaxial, test/monitor and silicon-on-insulator (SOI) wafers.
Polished Wafers
SSL’s polished wafers are used in a wide range of applications, including memory, analog, RF devices, digital signal processors, or DSPs, and power devices. SSL’s polished wafer is a polished, highly refined, pure wafer with an ultra-flat and ultra-clean surface. SSL manufactures the vast majority of its polished wafers with a sophisticated chemical-mechanical polishing process that removes defects and leaves an extremely smooth surface. Wafer flatness and cleanliness requirements, along with crystal perfection, become increasingly important as semiconductor devices become more complex and transistors decrease in size.
SSL’s OPTIA™ wafer is a 100% defect-free crystalline structure based on its patented technologies and processes, including MDZ®. SSL’s MDZ® product feature can increase its customers’ yields by drawing impurities away from the surface of the wafer during device processing in a manner that is efficient and reliable, with results that are reproducible. We believe the OPTIA™ wafer is the most technologically advanced polished wafers available today. Our annealed wafer is a polished wafer with near surface crystalline defects dissolved during a high-temperature thermal treatment.
SSL also supply’s test/monitor wafers to its customers for their use in testing semiconductor fabrication lines and processes. Although test/monitor wafers are substantially the same as polished wafers with respect to cleanliness, and in some cases flatness, other specifications are generally less rigorous.

EPI Wafers
SSL’s EPI wafers increase the reliability and decrease the power consumption of semiconductor devices and therefore are increasingly used in mobile device and cloud infrastructure applications. SSL’s wafers consist of a thin silicon layer grown on the polished surface of the wafer. Typically, the epitaxial layer has different electrical properties from the underlying wafer. This provides our customers with better isolation between circuit elements than a polished wafer, and the ability to tailor the wafer to the specific demands of the device. This improved isolation, allows for increased reliability of the finished semiconductor device and greater efficiencies during the semiconductor manufacturing process, which ultimately allows for more complex semiconductor devices.
SSL designed its AEGIS™ product for certain specialized applications requiring high resistivity EPI wafers The AEGIS™ wafer includes a thin epitaxial layer grown on a standard starting wafer which eliminates harmful defects on the surface of the wafer, thereby allowing device manufacturers to increase yields and improve process reliability.
SOI Wafers
SOI wafers improve switching speeds and enhance the performance of RF devices such as power amplifiers, switches, and sensors. SSL’s SOI wafers have three layers: a thin surface layer of silicon where the transistors are formed, an underlying layer of insulating material and a support or “handle” bulk semiconductor wafer.. Transistors built within the top silicon layer typically switch signals faster, run at lower voltages and are much less vulnerable to signal noise from background cosmic ray particles. Each transistor is isolated from its neighbor by a complete layer of silicon dioxide. References to SOI refer to the thin, layer transfer SOI technology, which is a sub-segment of the overall SOI market in which we participate.
Customers and Customer Concentration
SSL primarily sells its products to all of the major semiconductor manufacturers in the world, including integrated device manufacturers and pure-play semiconductor foundries, and to a lesser extent, leading companies that specialize in wafer customization. SSL services its customers through its 13 global locations, including manufacturing plants and sales and services offices. SSL's top 10 customers by net sales for 2014, set forth in alphabetical order, were: Global Foundries, Infineon Technologies, Intel Corporation, The International Business Machines Corporation (IBM), Micron Technology, NXP Semiconductors, Samsung, STMicroelectronics, TSMC, and United Microelectronics Corporation. SSL has had relationships with all of its top 10 customers for more than 10 years. In 2014, Samsung, TSMC, and STMicroelectronics accounted for approximately 20%, 18%, and 11%, respectively, of SSL's net sales to non-affiliates. No other customer accounted for more than 10% of SSL's net sales to non-affiliates during 2014.
Sales and Marketing. SSL markets its semiconductor wafers primarily through a direct sales force. SSL has customer service and support centers strategically located across the globe, including in China, France, Germany, Italy, Japan, Malaysia, Singapore, South Korea, Taiwan and the United States. A key element of its sales and marketing strategy is establishing and maintaining close relationships with its customers, which is accomplished through multi-functional teams of technical, sales and marketing and manufacturing personnel, including over 30 dedicated field engineers. These multi-functional teams work closely with SSL’s customers to optimize products for its customers’ current and future production processes, requirements and specifications. SSL closely monitors changing customer needs and target its research and development and manufacturing to produce wafers adapted to each customer’s specific needs.
Sales to SSL customers are generally governed by purchase orders or, in certain cases, agreements with terms of one year or less that include pricing terms and estimated quantity requirements. SSL customer agreements generally do not require that a customer purchase a minimum quantity of wafers.
SSL sells semiconductor wafers to certain customers under consignment arrangements. These consignment arrangements generally require them to maintain a certain quantity of wafers in inventory at the customer’s facility or at a storage facility designated by the customer. SSL ships the wafers to the storage facility, but does not charge the customer or recognize sales for those wafers until title passes to the customer under these arrangements. SSL had approximately $20.1 million, $22.9 million, and $27.7 million of inventory held on consignment as of December 31, 2014, 2013, and 2012, respectively.
Manufacturing. SSL has established a global manufacturing network currently consisting of eight manufacturing facilities located in Taiwan, Malaysia, South Korea, Italy, Japan, and the United States to meet its customers’ needs worldwide. SSL has located its manufacturing facilities in regions that offer both low operating costs and highly educated work forces in close proximity to its customers. This “local” presence enables SSL to facilitate collaboration with its customers on product development activities and shorten product delivery and response times.

SSL has installed consistent tools and processes across its manufacturing facilities in order to facilitate the transfer of manufacturing between sites. While customers generally require that they “qualify” each facility at which SSL manufactures wafers for them, a process that typically takes three to six months but which can take up to one year for certain products, in many cases multiple sites are qualified for a particular product to allow manufacturing flexibility. In addition, multiple qualifications permit SSL to quickly shift production between facilities in the event of a natural disaster or other occurrence affecting one of its facilities, enabling uninterrupted delivery of products to its customers.
SSL’s wafer manufacturing process begins with high purity polysilicon. The polysilicon is melted in a quartz crucible along with minute amounts of electrically active elements such as arsenic, boron, phosphorous or antimony. SSL then lowers a silicon seed crystal into the melt and slowly extracts it from the melt. The resultant body of silicon is called an ingot. The temperature of the melt, speed of extraction and rotation of the crucible govern the size of the ingot, while the concentration of the electrically active element in the melt governs the electrical properties of the wafers to be made from the ingot. This is a complex, proprietary process requiring many control features on the crystal-growing equipment.
Once the crystal ingot is grown, SSL grinds the ingots to the specified size and slices them into thin wafers. Next, SSL prepares the wafers for surface polishing with a multi-step process using precision wafer planarization machines, edge contour machines and chemical etchers. Final polishing and cleaning processes give the wafers the clean and ultraflat mirror polished surfaces required for the fabrication of semiconductor devices. SSL further processes some of its products into EPI wafers by utilizing a chemical vapor deposition process to deposit a single crystal silicon layer on the polished surface. Additional wafer customization can be made through SSL’s SOI process, which creates an oxide isolated silicon layer on a base substrate. Due to SSL’s wafer manufacturing capabilities, SSL believes it is one of only two fully integrated SOI manufactures.
Raw Materials. The principal raw material used in SSL’s manufacturing process is polysilicon. SSL has historically obtained its requirements for polysilicon primarily from the Company’s facility in Pasadena, Texas, as well as from other external polysilicon suppliers. SSL expects the Company to continue to supply SSL with its polysilicon requirements. SSL currently owns an approximately 35% interest in SMP Ltd. ("SMP"), which owns a polysilicon manufacturing facility in South Korea. Construction of the SMP polysilicon manufacturing facility was recently completed. The facility is in the initial stages of polysilicon production but has not reached full commercial capabilities at this time, and SSL is not yet purchasing polysilicon from the facility. SSL expects to purchase polysilicon from the Company on a purchase order basis or on short-term agreements at competitive market prices until SMP achieves commercial capabilities to produce electronic grade polysilicon. When SMP achieves such commercial capabilities, SSL expects to purchase a portion of its polysilicon from SMP on a purchase order basis at prices lower than its historical cost for polysilicon. If for any reason the Company or SMP is unwilling or unable to meet SSL’s demand for polysilicon, SSL expects to be able to obtains its requirements from alternative suppliers. However, SSL may experience manufacturing delays, an increase in its costs relating to obtaining polysilicon or a decrease in its manufacturing throughput and yields if it is required to seek alternative suppliers.
Customers. SSL's semiconductor wafer customers include virtually all of the world’s major semiconductor device manufacturers, including the major memory, microprocessor and ASIC manufacturers, as well as the world’s largest foundries.
Competition. The market for semiconductor wafers is competitive. SSL competes globally and faces competition from established manufacturers. SSL's major worldwide competitors are Shin-Etsu Handotai, SUMCO, Siltronic and LG Siltron. SSL's wafers compete on the basis of product quality, consistency, price, technical innovation, customer service and product availability. SSL believes it is competitive on these factors.
Regulation
Our Solar Energy business and First Wind are exempt from most regulation applicable to electric utilities under applicable national, state or other local regulatory regimes where we conduct business. In the United States, many of the solar and wind energy facilities that we own or control are certified as QFs under the Public Utility Regulatory Policy Act of 1978 or "Exempt Wholesale Generators" ("EWGs") under the Public Utility Holding Company Act of 2005. As a result, these projects are exempt from most regulations established by the Federal Energy Regulatory Commission ("FERC"). These exemptions apply to the regulation of rates of interstate sales of wholesale electricity, and otherwise to federal and state laws regarding the financial and organizational regulation of electric utilities. 2014 saw the growth of our utility-scale business, particularly our ownership and/or acquisition of solar and wind energy facilities that were large enough to require additional regulatory compliance.  For many of these large utility-scale projects, the utility that is purchasing the energy must seek state regulatory approval of its power purchase agreements entered into with us. Additionally, we developed or acquired utility-scale solar and wind facilities that were not exempt  from the ratemaking provisions of the Federal Power Act, and, as a result, sought and obtained or maintained "market-based rate authorization" from FERC in order to undertake wholesale sales of power. A facility with “market-based rate authorization” from FERC is regulated as a "public utility". Our generating facilities are subject to compliance with the applicable mandatory reliability standards developed by the North American Electric Reliability Corporation and approved by

FERC under the Federal Power Act. In Europe, Asia and Canada, SunEdison and its subsidiaries are also generally subject to the regulations of the relevant energy regulatory agencies applicable to all producers of electricity under the relevant feed-in tariff regulations (including the feed-in tariff rates).
Additionally, interconnection agreements are required for virtually all of our projects. Depending on the size of the system and state law requirements, interconnection agreements are between the local utility and/or grid operator and either by us or our customers in the United States. In almost all cases, interconnection agreements are standard form agreements that have been pre-approved by FERC, the local public utility commission ("PUC") or other regulatory body with jurisdiction over interconnection agreements and may require further FERC approval depending on the characteristics of the interconnection.
Research and Development
Solar Energy. The solar wafer market is characterized by intense cost pressures, competition from thin film technologies and geopolitical trade dynamics. We believe that the timely development of higher productivity and lower cost processes, enhancements to the existing products, and development of new wafer products, through our crystal growth and wafer manufacturing process are essential to maintain our competitive position and to provide lower cost modules to our projects. Our goal in solar materials research and development is to continually evaluate the cost and quality at the installed power system level to develop products capable of enhancing overall value for the end consumer while meeting the performance requirements necessary to grow the solar market. We accomplish this by closely linking our research and development projects and goals to the current and future technology requirements across the solar value chain. Some of these projects involve formal and informal joint development and corroboration efforts with our customers.
In the upstream solar materials value chain, we devote research and development resources in the areas of polysilicon production, crystallization, crystal wafering and solar cells and modules. We have a dedicated group of engineers and scientists, working in our St. Peters, Missouri and Pasadena, Texas facilities, to develop higher productivity, lower cost and ultrapure polysilicon fabrication processes. In conjunction with these efforts, we are developing efficient crystal growth processes to produce high quality monocrystalline silicon with lower defect density and higher minority carrier lifetime, using a team of engineers and scientists located primarily in our St. Peters, Missouri, Portland, Oregon and Kuching, Malaysia facilities. With our acquisition of Solaicx, we have a proprietary continuous crystal growth manufacturing technology which yields high-efficiency monocrystalline silicon wafers. The research and development efforts in crystal wafering are directed towards reducing silicon wafer thickness and kerf loss, improving the wafer quality, reducing the overall cost while improving the energy output of the solar modules derived from the silicon wafer, and achieving technological differentiation and innovation. We are developing wafering technologies that enable scaling to thinner wafer thickness while increasing the productivity of the wafering process. We are also continuing to develop our wafering manufacturing facility in Kuching, Malaysia. These efforts focus on simultaneously reducing cost and improving energy output at the module and system level. We achieve this synergy by conducting necessary complementary research and development in solar cells and modules. Our module and solar cell research and development teams are primarily located in Belmont, California. In addition, we have research and development resources in India (design) and Singapore (quality).
Moreover, we work with key customers worldwide through our Product Development/Management and research and development engineers, leveraging our research and development laboratories. This enables us to establish close technical working relationships with our customers to obtain a better knowledge of our customers’ solar materials requirements.
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
In order to further our research and development efforts, SunEdison LLC became a founding member of the Solar Technology Acceleration Center in Aurora, Colorado in 2008. The other founding partners include Xcel Energy and Abengoa Solar. Sponsoring partners include the National Renewable Energy Lab and the Electric Power Research Institute. In addition to external technology evaluation, the Product Development Group leads efforts to reduce the levelized cost of electricity through internal product development of system components, with particular emphasis on module mounting components like microinverters and DC optimizers. The energy research and development team also focuses on providing platform solutions such as Solar Water Pumps for irrigation, Hybrid Solutions for fuel abatement, and operating and maintenance solutions that includes integrating data collection, analytics and optimization to keep photovoltaic plants performing at  expected levels, all on the foundation of proprietary hardware and software.

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
Semiconductor Materials. The semiconductor wafer market is characterized by continuous technological development and product innovation. SSL's research and development organization consists of over 92 engineers, of whom approximately 52 have PhDs. SSL's research and development model combines engineering innovation with specific commercialization strategies and seeks to align its technology innovation efforts with its customers’ requirements for new and evolving applications. SSL accomplishes this through a deep understanding of its customers’ current and future technology requirements and targeting its research and development efforts at developing products to meet those technology requirements. Particularly, SSL has a Field Applications Engineering team that collaborates with our account managers and serves as the key technical interface between SSL and its customers. Members of this team are assigned to key customers worldwide and lead the introduction and qualification of new products, collaborate with SSL's customers in the development of new technical solutions and support the resolution of any product-related issues.
SSL devotes a significant portion of its research and development resources to enhancing its position in the crystal technology area. In conjunction with the efforts, SSL is developing wafer technologies to meet advanced flatness and particle specifications of its customers. SSL is also continuing to focus on the development of advanced substrates such as EPI and SOI wafers and cost reduction activities.
SSL continues to invest in research and development associated with larger wafer sizes in addition to their focus on advancements in wafer material properties. SSL produced its first 300mm wafer in 1991 and is continuing to enhance its 300mm technology program. SSL produced its first 450mm wafer in 2009, but to date has only produced minimal quantities of mechanical wafers at this size due to limited market demand for 450mm wafers. SSL also continues to focus on process design advancements to drive cost reductions and productivity improvements.
SSL entered into joint development arrangements with SunEdison in connection with its initial public offering pursuant to which we and SSL will collaborate on future research and development activities with respect to the intellectual property to be licensed between us, as well as projects related thereto.
Proprietary Information and Intellectual Property
We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We protect our intellectual property rights based on patents and trade secrets. As of December 31, 2014, we had approximately 84 U.S. patents, of which approximately three will expire within the next five years, approximately 10 will expire between six and ten years and approximately 71 will expire after ten years. As of December 31, 2014, we had approximately 67 foreign patents, of which approximately 19 will expire within the next five years, approximately three will expire between six and ten years and approximately 45 will expire after ten years. These foreign patents are generally counterparts of our U.S. patents. As of December 31, 2014, we had approximately 113 pending U.S. patent applications and approximately 209 pending foreign patent applications. The patents we beneficially own relate to polysilicon technology.
We have agreed to indemnify some of our customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations, and we do not have any pending indemnification claims against us.
Customer Concentration
In 2014, one customer accounted for 11% of our 2014 consolidated net sales.
Employees
At December 31, 2014, we had approximately 7,260 employees. We have approximately 1,400 unionized employees in our facilities located in St. Peters, Missouri, Pasadena, Texas, South Korea, Italy and Japan. We have not experienced any material work stoppages at any of our facilities due to labor union activities during the last several years. We believe our relations with our employees are generally good.
Geographic Information
Information regarding our foreign and domestic operations is contained in Note 21, Notes to Consolidated Financial Statements, included in our 2014 Annual Report which information is incorporated herein by reference.

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
According to independent sources, industry-wide solar wafer pricing fell approximately 40% during the second quarter of 2011. During the third and fourth quarters of 2011, solar wafer pricing continued to decline due to the market downturn. In 2012, solar wafer pricing fell approximately 35% due to excess capacity in the industry. In 2013, solar wafer pricing has been relatively flat compared to the 2012 price. For 2014, mono wafer pricing was essentially unchanged from 2013 whereas multi wafer pricing experienced an increase in the first and second quarters of 2014 as compared to 2013 but then decreased in the third and fourth quarters to levels consistent with 2013. Solar wafer pricing has also been affected by the unfair trade complaints as discussed in depth in the risk factor below. These price decreases had a significant unfavorable impact on our revenue and gross margins during the years ended December 31, 2012 and 2011, and, though we have largely eliminated external solar wafer sales in comparison to historical periods, solar wafer pricing may unfavorably impact future operating results in our Solar Energy business. When selling prices decline, our net sales and gross profit also decline unless we are able to sell more products or reduce the cost to manufacture our products. If the selling prices for our products continue to decline, our operating results could be materially adversely affected. Failure to successfully address the challenges facing this business may hinder or prevent our ability to achieve our business objectives in a timely manner, and may also result in less than full recovery of our remaining Solar Energy long-lived assets, which could require further significant asset write-downs.
Historically we have made significant investments in our solar energy project pipeline, including both organically developing and acquiring projects from third-parties, and if a number of projects in our pipeline fail to proceed to construction or are not completed, our business, financial condition or operating results could be materially adversely affected.
The solar project development process is long and includes many steps involving site selection and development, commercial contracting and regulatory approval, among other factors.  As of December 31, 2014, we had 5.1GW in pipeline, of which 467 MW was under construction at that time. There can be no assurance that pipeline will be converted into completed projects or generate revenues or that we can obtain the necessary financing to construct these projects. As we develop pipeline organically or through acquisitions, some of the projects in our pipeline may not be completed or proceed to construction as a result of various factors.  These factors may include changes in applicable laws and regulations, including government incentives, environmental concerns regarding a project or changes in the economics or ability to finance a particular project.  If a number of projects are not completed, our business, financial condition or operating results could be materially adversely affected.
Our Solar Energy business depends on the solar industry, which is driven largely by the availability and size of government and economic incentives which could be reduced or eliminated, which could have significant negative effects on our business, financial condition or results of operations.
Solar industry demand continues to be mainly driven by the availability and size of government and economic incentives related to the use of solar power because, currently, the cost of solar power exceeds the cost of power furnished by the electric utility grid in most locations. As a result, government bodies in many countries have historically provided incentives in the form of feed-in-tariffs to solar project developers to promote the use of solar energy in on-grid applications and to reduce dependency on other forms of energy. In addition, we rely upon income tax credits and other state incentives in the United States for solar energy systems. Most countries have continued to regularly reduce the rates paid to solar power system owners for generating electricity under their respective feed-in-tariff programs, and these scheduled reductions in feed-in tariff rates are expected to continue. Moreover, the value and pricing of PBIs and RECs, as well as the state PUC approved PPA rates for utilities (which are frequently higher than electricity rates for electricity generated from other energy sources), are likely to continue to decrease, further reducing the U.S. revenue stream from solar projects. These government economic incentives could be further reduced or eliminated altogether, especially in light of ongoing worldwide economic troubles and slow recovery. In addition, some of these solar program incentives expire, decline over time, are limited in total funding or require renewal of authority. Finally, some countries could and certain countries have altered their programs retroactively which would impact our systems currently in place. Reductions in, or eliminations or expirations of, governmental incentives could result in decreased demand for our wafers, our customers’ products and our solar energy systems, which could have a material adverse effect on our business, financial condition or results of operations.
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
From time to time, the semiconductor device industry has experienced significant downturns. These downturns often occur in connection with declines in general economic conditions. In the second half of 2011, demand for wafers for semiconductor applications started to slow down and dropped by approximately 15% in the fourth quarter of 2011 as compared to the third quarter according to SEMI (the industry association serving the manufacturing supply chains for the microelectronic and photovoltaic industries), and although demand increased during the first quarter of 2012, it dropped again during the second half of 2012. In 2013 and 2014, our unit volumes increased primarily driven by increased demand of larger diameter wafers, however revenues were pressured due to industry overcapacity and other competitive factors. If the semiconductor device industry experiences future downturns, or if the current downturn lingers, we will face pressure to further reduce prices, and we may need to further rationalize capacity and reduce fixed costs. If we are unable to reduce our expenses sufficiently to offset reductions in price and volume, our operating results and financial condition will be materially adversely affected.
The timing of completion of projects in our Solar Energy business fluctuates, which could have a material adverse effect on our business, financial condition or results of operations or the market price of our common stock.
Our quarterly results of operations fluctuate significantly based on the timing of Solar Energy projects, with a significant portion of revenues and megawatts completed recognized during the fourth quarter of each year. There are various reasons for these fluctuations, mostly related to economic incentives and weather patterns. For example, in Canada and in European countries with feed-in tariffs, the construction of solar power systems may be concentrated during the second half of the calendar year, largely due to periodic reductions of the applicable minimum feed-in tariff and the fact that the coldest winter months are January through March, which impacts the amount of construction that occurs. In the United States, customers will sometimes make purchasing decisions towards the end of the year in order to take advantage of tax credits or for other budgetary reasons. If we fail to adequately manage the fluctuations in the timing of our Solar Energy projects, our business, financial condition or results of operations could be materially affected.
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
In addition, the 2011 Global Plan necessitated termination of certain take-or-pay contracts with some of our suppliers of raw materials and solar wafers, which gave rise to disputes with those parties.  In 2012, we entered into a settlement with one party, Evonik, resulting in our forfeiture of a $10.2 million deposit and an agreement by us to pay Evonik a total of 70 million euro.  We may be required to make additional material payments in connection with the termination of other such contracts, including payments larger than management's current estimates of such obligations. On December 20, 2012, Wacker Chemie AG (“Wacker”) filed a notice of arbitration with the Swiss Chambers’ Arbitration Institution (the “SCAI”) against the company, requesting the resolution of a dispute arising from two agreements and a subsequent settlement agreement entered into between Wacker and the company. We estimate the range of reasonably possible losses for these take-or-pay contracts to be up to approximately $139.8 million, inclusive of the Wacker claim. These additional payments, if required in future years, could have a material adverse effect on our business, cash flows, financial condition or results of operations.  See Note 16, Notes to Consolidated Financial Statements, contained in our 2014 Annual Reports.
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
Compliance with rules of the SEC relating to "conflict minerals” may require us and our suppliers to incur substantial expense and may result in disclosure by us that certain minerals used in products we manufacture or contract to manufacture are not "DRC conflict free."
Section 1502 of the Dodd-Frank Act required the SEC to promulgate rules requiring disclosure by a public company of any "conflict minerals" (tin, tungsten, tantalum and gold) necessary to the functionality or production of a product manufactured or contracted to be manufactured by the public company. The SEC adopted final rules in 2012 which took effect at the end of January 2013. Because we manufacture or contract to manufacture products which may contain tin, tungsten, tantalum or gold, each year we are required under these rules to determine whether those minerals are necessary to the functionality or production of our products and, if so, conduct a country of origin inquiry with respect to all such minerals. If any such minerals may have originated in the Democratic Republic of the Congo (DRC) or any of its adjoining countries (collectively referred to as "covered countries"), then we must conduct diligence on the source and chain of custody of those conflict minerals to determine if they did originate in one of the covered countries and, if so, whether they financed or benefited armed groups in the covered countries. Disclosures relating to the products which may contain conflict minerals, and the country of origin of those minerals and, possibly whether they are “DRC conflict free” must be provided in a Form SD (and accompanying conflict minerals report if one is required to disclose the diligence undertaken by us in sourcing the minerals and its conclusions relating to such diligence). If we are required to submit a conflict minerals report, after 2015 that report must be audited by an independent auditor pursuant to existing government auditing standards. Compliance with this new disclosure rule may be very time consuming for management and our supply chain personnel (as well as time consuming for our suppliers) and could involve the expenditure of significant amounts of money by us and them. Disclosures by us mandated by the new rules which are perceived by the market to be “negative” may cause customers to refuse to purchase our products. There can be no assurance that the cost of compliance with the rule, including such market response to our disclosure will not have an adverse effect on our business, financial condition or results of operations.
Risks Related to Our Operations
Two of our subsidiaries are publicly traded corporations, SSL and TerraForm, which may involve a greater exposure to legal liability than our historic operations.
SSL and TerraForm are publicly traded corporations. Our controlling interest in TerraForm and our continuing interest in SSL and the position of certain of our executive officers on the board of TerraForm and SSL may increase the possibility of claims of breach of fiduciary duties including claims of conflicts of interest related to TerraForm and SSL. Any liability resulting from such claims could have a material adverse effect on our future business, financial condition, results of operations and cash flows.
We may fail to realize the benefits of our announced closings and restructurings.
In connection with the 2011 Global Plan, we reduced our total workforce by approximately 20%, shuttered the Company's, previously idled Merano, Italy polysilicon facility, reduced production capacity at the Company's Portland, Oregon crystal facility and slowed the ramp of the Kuching, Malaysia facility. We also previously committed to similar cost reduction actions in June 2011 and significant workforce reductions and facility realignment in 2009. We may be unable to achieve the total annualized cost savings and productivity improvements we currently anticipate from these activities. The timing of facility closings and related cost savings may be delayed due to the demand requirements and customer commitments in the semiconductor and solar industries. Failure to achieve expected savings, or delays in realizing the cost savings, could have a material adverse effect on our financial results. See Note 13, Notes to Consolidated Financial Statements, contained in our 2014 Annual Report.

Our relocation of certain U.S. manufacturing operations to our Ipoh, Malaysia facility and expansion and construction of other manufacturing capacity presents business risks which could materially adversely affect our results of operations.
We have invested significantly in expanding our polysilicon production capacity and our 300 millimeter production capacity; ramping our own solar wafer (156 millimeter) manufacturing facility in Kuching, Malaysia; forming SMP to produce high purity polysilicon; and relocating certain Semiconductor Materials manufacturing capacity to Ipoh, Malaysia. Expansion of 300 millimeter and 156 millimeter wafer manufacturing production capacity, ramping of our Ipoh, Malaysia semiconductor manufacturing facility, ramping our own solar wafering facility and startup of SMP are all subject to risks such as availability of capital equipment; delays in construction or installation and related technical difficulties in ramping such new capacity to significant production levels; availability of additional precursor raw materials; timing of production ramp; and qualification of new facilities for new and existing customers. The expansion of our 156 millimeter solar wafer manufacturing in Kuching, Malaysia is also subject to additional risks, including refining and adapting our manufacturing technologies to customer requirements, and establishing and maintaining sufficient internal research and development, marketing, sales, production and customer service infrastructure to support this effort.
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
Unfair trade complaints filed by the U.S. against imports of solar cells from China and Taiwan and solar modules or panels manufactured or assembled in China using components from other countries, as well as unfair trade complaints filed by China against exports of solar-grade polysilicon from the U.S. and South Korea into China, could have significant negative effects on our business, financial condition or results of operations.
In October 2011, a coalition of several U.S. solar companies filed complaints with the U.S. Department of Commerce ("DOC") and International Trade Commission ("ITC") charging that Chinese solar cell manufacturers have engaged in, and benefited from, various unfair trade practices. In June 2012, the DOC imposed duties on the import value of all modules using solar cells manufactured in China.
In September 2012, a similar trade case was filed by a coalition of several European solar companies in Europe. In December 2013, the Chinese exporters and association reached an agreement on a price undertaking arrangement with the European Commission, which imposed minimum export price and quantity restrictions on China’s solar exports to European Union. (“EU”)
In July 2012, the China Ministry of Commerce ("MOFCOM") announced that it would investigate unfair trade practices related to solar-grade polysilicon imported into China from the U.S. and South Korea. SunEdison, through one of its wholly owned subsidiaries, was one of the companies named in the MOFCOM petition. In January 2014, MOFCOM reached the final determination which imposed 53.7% antidumping duty and zero countervailing duty on solar-grade polysilicon manufactured and imported into China by this subsidiary. In addition to the investigation on imports from U.S. and South Korea, MOFCOM investigated the same product imported from the EU. In January 2014, MOFCOM announced preliminary determinations; but decided not to impose antidumping and countervailing provisional measure, the EU major exporter is negotiating with MOFCOM on a price undertaking arrangement.

In January 2014, the DOC initiated a new antidumping duty and countervailing duty investigations of solar cells manufactured in and imported from Taiwan and on modules manufactured in China, including solar modules or panels manufactured or assembled in China which use components from other countries. The DOC announced final countervailing duties and antidumping duties in February 2015.
Finally, DOC is conducting an Administrative Review of the 2012 tariffs on Chinese cells and released a preliminary determination of lower tariffs in January 2015; the final determination is expected in Summer 2015.
These cases could have a significant impact on both the U.S. solar industry generally and our business specifically, which has relied, and is likely to rely in the future, on cells and/or modules imported from China or third countries subject to the above-mentioned cases for some of our SunEdison installations.  To the extent that we are determined to be the "importer of record" in the United States or Europe of any solar cells or modules originating from China or Taiwan (under relevant rules of origin) the additional cost incurred by us directly in the form of import duties could be substantial.  Even if we are not the importer of record, the import duties incurred by our suppliers could significantly increase the cost of cells or modules that we purchase.  Similarly, the unfavorable outcome of the MOFCOM investigation could negatively impact the market price of solar-grade polysilicon and restricts our access to the Chinese solar market. The existence and outcome of any of these cases, or potential similar cases or retaliatory trade cases in other countries, could increase the cost of solar components and slow the use of renewable energy throughout the world.  The outcome of the cases could also negatively affect specific transactions and negotiations between SunEdison and current and future Chinese and Taiwanese partners, suppliers and customers.
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
We expect the amount of our megawatts installed to continue to grow significantly over the next year. We expect that this growth will place significant stress on our operations, management, employee base and ability to meet capital requirements sufficient to support this growth over the next twelve months. Any failure to address the needs of our growing business successfully could have a negative impact on our chance of success.
Large scale solar projects in our Solar Energy business involve concentrated project development risks that may cause significant changes in our financial results.
We have been developing large solar projects involving significantly greater megawatt production than previous projects. These larger projects may create new operating and financial risks, as well as concentrate project development risks otherwise described in these risk factors. The effect of recognizing U.S. GAAP revenue and MWs completed on the sale of a larger project, including through percentage of completion accounting for certain projects, or the failure to recognize U.S. GAAP revenue as anticipated in a given reporting period because a project is not yet completed or sold under applicable accounting rules by period end, may materially impact our quarterly or annual financial results. These projects may give rise to significant capital commitments which could materially affect cash flow. In addition, if approval by relevant state public utility commissions is delayed or denied or if construction, module delivery, financing, warranty or operational issues arise on a larger project, such issues could have a material impact on our financial results. Finally, we have built only a few such large scale projects in the past few years, and the management of a greater number of simultaneous projects represents a new test of our internal processes, external construction management, capital commitment process, project finance infrastructure and financing ability. The inability to successfully manage these large scale projects could materially adversely affect our results of operations.
We may incur unexpected warranty and performance guarantee claims that could materially and adversely affect our financial condition and results of operations.
In connection with our products and our services, we may provide various product and system warranties and/or performance guarantees.  For solar energy systems developed, built, and sold by us, we typically provide limited engineering, procurement and construction (EPC) performance guarantees and other warranties against defects in workmanship, engineering design, and installation services under normal use and service conditions for a period of one to two years, or more in certain circumstances, following the substantial completion of a solar energy system.  While we generally are able to pass through manufacturer warranties we receive from our suppliers to our customers, in some circumstances, our warranty period may exceed the manufacturer's warranty period or the manufacturer warranties may not otherwise fully compensate for losses associated with customer claims pursuant to the warranty or performance guarantee we provided. For example, most manufacturer warranties exclude many losses that may result from a system component's failure or defect, such as the cost of de-installation, re-installation, shipping, lost electricity, lost renewable energy credits or other solar incentives, personal injury, property damage, and other losses. In addition, in the event we seek recourse through manufacturer warranties, we will also be dependent on the creditworthiness and continued existence of these suppliers.  As a result, warranty or other performance guarantee claims against us could cause us to incur substantial expense to repair or replace defective products in our solar energy systems. Significant repair and replacement costs could materially and negatively impact our financial condition and results of operations, as well as take up a lot of employee time remedying such issues.  In addition, quality issues can have various other ramifications, including delays in the recognition of revenue, loss of revenue, loss of future sales opportunities, increased costs associated with repairing or replacing products, and a negative impact on our reputation, all of which could also adversely affect our business and operating results.
The loss of one or more of our customers, or failure of any of those customers to meet their obligations under agreements with us could materially adversely affect our results of operations.
Although only one customer accounted for more than 10% of our consolidated net sales in 2014, our operating results could materially suffer if we experience a significant reduction in, or loss of, purchases by our top customers.
We face competition in the industries in which we operate, which could force us to reduce our prices to retain market share or face losing market share and revenues.
We face competition in the renewable energy services provider market from E. On, Enel, NextEra, NRG, SunPower Corporation, First Solar, Inc., JUWI Solar Gmbh and Solar City. We also face competition in the polysilicon solar wafer and module industry from established manufacturers throughout the world, including Shin-Etsu Handotai, SUMCO Corporation, Siltronic AG and LG Siltron. Some of our competitors have substantial financial, technical, engineering and manufacturing resources to develop products that currently, and may, in the future, compete favorably against our products, and some of our competitors in the solar industry may have substantial government-backed financial resources. We expect that our competitors will continue to improve the design and performance of their products and to introduce new products with competitive price and performance characteristics, and our failure to compete effectively could have a material adverse effect on our business, financial condition or results of operations. We may need to reduce our prices to respond to aggressive pricing by our competitors to retain or gain market share, which could have a material adverse effect on our business, financial condition or results of operations.
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
We believe that the success of our business depends in part on our proprietary technology, information, processes and know how. We try to protect our intellectual property rights based on trade secrets and patents as part of our ongoing research, development and manufacturing activities. We cannot be certain, however, that we have adequately protected or will be able to adequately protect our technology, that our competitors will not be able to utilize our existing technology or develop similar technology independently, that the claims allowed with respect to any patents held by us will be broad enough to protect our technology, or that foreign intellectual property laws will adequately protect our intellectual property rights. Moreover, we cannot be certain that our patents provide us with a competitive advantage.
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

We may not realize the anticipated benefits of past or future acquisitions, and integration of these acquisitions may disrupt our business and management and cause dilution to our stockholders.
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
•difficulty in achieving profitable commercial scale from acquired technologies;
•difficulty in maintaining controls, procedures, and policies during the transition and integration;

•	disruption of our ongoing business and distraction of our management and associates from other opportunities and challenges due to integration issues;
•inability to retain key technical and managerial personnel of the acquired business;
•inability to retain key customers, vendors, and other business partners of the acquired business;

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
•potential inability to assert that internal controls over financial reporting are effective;

•	potential inability to obtain, or obtain in a timely manner, approvals from governmental authorities, which could delay or prevent such acquisitions; and
•potential delay in customer purchasing decisions due to uncertainty about the direction of our product offerings.
Mergers and acquisitions of companies are inherently risky, and ultimately, if we do not complete the integration of acquired businesses successfully and in a timely manner, we may not realize the anticipated benefits of the acquisitions to the extent anticipated, which could adversely affect our business, financial condition, or results of operations.
Risks Related to our Relationship with TerraForm ("TERP")
The growth of TERP's business depends on their ability to locate and acquire interests in additional, attractive clean energy power generation facilities from the Company and unaffiliated third parties at favorable prices.
TERP's primary business strategy is to acquire clean energy power generation facilities that are operational from both the Company and third parties. TERP may also, in limited circumstances, acquire clean energy projects that are pre-operational. The following factors, among others, could affect the availability of attractive power generation facilities to grow TERP's business:

•	competing bids for a power generating facility, including from companies that may have substantially greater capital and other resources than TERP does;

•
fewer third-party acquisition opportunities than TERP expects, which could result from, among other things, available power generation facilities having less desirable economic returns or higher risk profiles than they believe suitable for its business plan and investment strategy;

•
our failure to complete the development of the Call Right Projects or any of the other projects in our development pipeline, which could result from, among other things, permitting challenges, failure to procure the requisite financing, equipment or interconnection, or an inability to satisfy the conditions to effectiveness of project     agreements such as PPAs, which could limit TERP's acquisition opportunities under the Support Agreement or the     Intercompany Agreement; and

•	TERP's failure to exercise its rights under the Support Agreement or the Intercompany Agreement to acquire assets from the Company.
TERP will not be able to achieve its target compound annual growth rate of CAFD per unit unless they are able to acquire additional clean energy power generation facilities at favorable prices.

We are the our controlling stockholder over TERP and exercise substantial influence over TERP, and TERP is highly dependent on us.
We beneficially own all of TERP's outstanding Class B common stock. Each share of TERP's outstanding Class B common stock entitles SunEdison 10 votes on all matters presented to TERP's stockholders. As a result of our ownership of TERP's Class B common stock, we possess approximately 91% of the combined voting power of TERP's stockholders even though we only own 50% of total shares outstanding (inclusive of Class A common stock, Class B common stock and Class B1 common stock). We have expressed our intention to maintain a controlling interest in TERP going forward. As a result of this ownership, we have a substantial influence on TERP's affairs and our voting power will constitute a large percentage of any quorum of TERP's stockholders voting on any matter requiring the approval of its stockholders. Such matters include the election of directors, the adoption of amendments to our amended and restated certificate of incorporation and bylaws and approval of mergers or sale of all or substantially all of TERP's assets. This concentration of ownership may also have the effect of delaying or preventing a change in control of our company or discouraging others from making tender offers for our shares, which could prevent stockholders from receiving a premium for their shares. In addition, we, for so long as we and our controlled affiliates possess a majority of the combined voting power, has the power to appoint all of TERP's directors. We also have a right to specifically designate up to two additional directors to TERP's board of directors until such time as we and our controlled affiliates cease to own shares representing a majority voting power in TERP. We may cause corporate actions to be taken even if our interests conflict with the interests of TERP's other stockholders (including holders of our Class A common stock).
Furthermore, TERP depends on the management and administration services provided by or under the direction of SunEdison under the Management Services Agreement. Other than personnel designated as dedicated to TERP, our personnel and support staff that provide services to TERP under the Management Services Agreement are not required to, and TERP does not expect that our personnel and support staff will, have as their primary responsibility the management and administration of TERP's business or act exclusively for TERP. Under the Management Services Agreement, we have the discretion to determine which of our employees, other than the designated TerraForm personnel, will perform assignments required to be provided to TERP under the Management Services Agreement. Any failure to effectively manage TERP's operations or to implement their strategy could have a material adverse effect on TERP's business, financial condition, results of operations and cash flow. The Management Services Agreement will continue in perpetuity, until terminated in accordance with its terms. The non-compete provisions of the Management Services Agreement will survive termination indefinitely. In addition, in connection with our financing activities, we have pursued and may pursue various transactions that may impact TERP or the value of its Class A common stock, including pledges of TERP's common stock held by us or our affiliates to secure debt or other obligations. In addition, we may enter into agreements with financing entities for the construction and operation of Class Right Projects that could include obligations by TERP to purchase Call Right Projects in certain limited circumstances.
The Support Agreement provides TERP the option to purchase additional solar projects that have Projected FTM CAFD of at least $75.0 million from the completion of our IPO through the end of 2015 and $100.0 million during 2016, representing aggregate additional Projected FTM CAFD of $175.0 million. The Support Agreement also provides TERP a right of first offer with respect to the ROFO Projects. Additionally, TERP depends upon us for the provision of management and administration services at all of our facilities. Any failure by us to perform its requirements under these arrangements or the failure by TERP to identify and contract with replacement service providers, if required, could adversely affect the operation of TERP's facilities and have a material adverse effect on its business, financial condition, results of operations and cash flow.
We may offer certain Call Right Projects to third parties or remove Call Right Projects identified in the Support Agreement and TERP must still agree on a number of additional matters covered by the Support Agreement.
Pursuant to the Support Agreement, we have provided TERP with the right, but not the obligation, to purchase for cash certain solar generation facilities from our project pipeline with aggregate Projected FTM CAFD (as defined below) of at least $175.0 million by the end of 2016. The Support Agreement identifies certain such facilities, which we believe will collectively satisfy a majority of the total Projected FTM CAFD commitment. We may, however, remove a project from the Call Right Project list effective upon notice to TERP, if, in its reasonable discretion, a project is unlikely to be successfully completed. In that case, we will be required to replace such project with one or more additional reasonably equivalent projects that have a similar economic profile. Additionally, in connection with the First Wind acquisition, we entered into the Intercompany Agreement with TERP, under which we granted TERP additional call rights with respect to certain power plants in the First Wind pipeline, which represent an additional 1.6 GW of wind and solar generation assets. These additional Call Right Projects under the Intercompany Agreement do not go towards satisfying our $175.0 million CAFD commitment.

As of February 20, 2015, the total nameplate capacity of the power plants to which TERP has call rights under both the Intercompany Agreement and the Support Agreement is over 3.3 GW.
The Support Agreement also provides that we are required to offer TERP additional qualifying Call Right Projects from our pipeline on a quarterly basis until TERP has acquired Call Right Projects that are projected to generate the specified minimum amount of Projected FTM CAFD for each of the periods covered by the Support Agreement. These additional Call Right Projects must satisfy certain criteria, include being subject to a fully-executed PPA with a counterparty that, in our reasonable discretion, is creditworthy. The price for each Call Right Project will be the fair market value. The Support Agreement provides that we will work with TERP to mutually agree on the fair market value and Projected FTM CAFD of each Call Right Project within a reasonable time after it is added to the list of identified Call Right Projects. If we are unable to agree on the fair market value or Projected FTM CAFD for a project within 90 calendar days after it is added to the list (or such shorter period as will still allow us to complete the call right exercise process), we or TERP, upon written notice from either party, will engage a third-party advisor to determine the disputed item so that such material economic terms reflect common practice in the relevant market. The other economic terms with respect to our purchase of a Call Right Project will also be determined by mutual agreement or, if we are unable to reach agreement, by a third-party advisor. We may not achieve all of the expected benefits from the Support Agreement if we are unable to mutually agree with TERP with respect to these matters. Until the price for a Call Right Project is agreed or determined, in the event we receive a bona fide offer for a Call Right Project from a third party, TERP has the right to match the price offered by such third party and acquire such Call Right Project on the terms we could obtain from the third party. In addition, TERP's effective remedies under the Support Agreement may also be limited in the event that a material dispute with us arises under the terms of the Support Agreement.
In addition, we have agreed to grant TERP a right of first offer on any of the ROFO Projects that we determine to sell or otherwise transfer during the six-year period following the completion of TERP's IPO. Under the terms of the Support Agreement, we agree to negotiate with TERP in good faith, for a period of 30 days, to reach an agreement with respect to any proposed sale of a ROFO Project for which TERP has exercised its right of first offer before we may sell or otherwise transfer such ROFO Project to a third party. However, we will not be obligated to sell any of the ROFO Projects and, as a result, TERP does not know when, if ever, any ROFO Projects will be offered to them. Furthermore, in the event that we elect to sell ROFO Projects, we will not be required to accept any offer TERP makes and may choose to sell the assets to a third party or not sell the assets at all.
The IDRs may be transferred to a third party without the consent of TerraForm, holders of Terra LLC’s units, or the TerraForm board of directors (or any committee thereof).
We may not sell, transfer, exchange, pledge (other than as collateral under its credit facilities) or otherwise dispose of the IDRs to any third party (other than its controlled affiliates) until after it has satisfied its $175.0 million aggregate Projected FTM CAFD commitment to us in accordance with the Support Agreement. We will pledge the IDRs as collateral under its existing credit agreement concurrently with the consummation of this offering, but the IDRs may not be transferred upon foreclosure until after we have satisfied its Projected FTM CAFD commitment to us. After that period, we may transfer the IDRs to a third party at any time without the consent of the TerraForm, holders of Terra LLC’s units, or the TerraForm board of directors (or any committee thereof). However, our Sponsor has granted us a right of first refusal with respect to any proposed sale of IDRs to a third party (other than its controlled affiliates), which we may exercise to purchase the IDRs proposed to be sold on the same terms offered to such third party at any time within 30 days after we receive written notice of the proposed sale and its terms. If we transfer the IDRs to a third party, we would not have the same incentive to grow our business and increase quarterly distributions to holders of Class A common stock over time. For example, a transfer of IDRs by us could reduce the likelihood of our accepting offers made by us relating to assets owned by our Sponsor, as it would have less of an economic incentive to grow our business, which in turn would impact our ability to grow our portfolio.
We may incur additional costs or delays in completing the construction of certain generation facilities, which could materially adversely affect our growth strategy dividend and IDR distributions.
TERP's growth strategy is dependent to a significant degree on acquiring new solar energy projects from us and third parties. We or such third parties’ failure to complete such projects in a timely manner, or at all, could have a material adverse effect on TERP's growth strategy. The construction of solar energy facilities involves many risks including:

•	delays in obtaining, or the inability to obtain, necessary permits and licenses;

•	delays and increased costs related to the interconnection of new generation facilities to the transmission system;

•	the inability to acquire or maintain land use and access rights;

•	the failure to receive contracted third party services;

•	interruptions to dispatch at TERP's facilities;

•	supply interruptions;

•	work stoppages;

•	labor disputes;

•	weather interferences;

•	unforeseen engineering, environmental and geological problems;

•	unanticipated cost overruns in excess of budgeted contingencies;

•	failure of contracting parties to perform under contracts, including engineering, procurement and construction contractors; and

•	operations and maintenance costs not covered by warranties or that occur following expiration of warranties.
Any of these risks could cause a delay in the completion of projects under development, which could have a material adverse effect on our growth strategy.
We and other developers of solar energy projects depend on a limited number of suppliers of solar panels, inverters, modules and other system components. Any shortage, delay or component price change from these suppliers could result in construction or installation delays, which could affect the number of solar projects TERP is able to acquire in the future.
Our solar projects are constructed with solar panels, inverters, modules and other system components from a limited number of suppliers, making us susceptible to quality issues, shortages and price changes. If we or third parties from whom TERP acquires solar projects or other clean power generation projects in the future fail to develop, maintain and expand relationships with these or other suppliers, or if they fail to identify suitable alternative suppliers in the event of a disruption with existing suppliers, the construction or installation of new solar energy projects or other clean power generation projects may be delayed or abandoned, which would reduce the number of available projects that we may have the opportunity to acquire in the future.
There have also been periods of industry-wide shortage of key components, including solar panels, in times of rapid industry growth. The manufacturing infrastructure for some of these components has a long lead time, requires significant capital investment and relies on the continued availability of key commodity materials, potentially resulting in an inability to meet demand for these components. In addition, the United States government has imposed tariffs on solar cells manufactured in China. Based on determinations by the United States government, the applicable anti-dumping tariff rates range from approximately 8% to 239%. To the extent that United States market participants experience harm from Chinese pricing practices, an additional tariff of approximately 15%-16% will be applied. If we or other unaffiliated third parties purchase solar panels containing cells manufactured in China, our purchase price for projects would reflect the tariff penalties mentioned above. A shortage of key commodity materials could also lead to a reduction in the number of projects that we may have the opportunity to acquire in the future, or delay or increase the costs of acquisitions.
TERP's organizational and ownership structure may create significant conflicts of interest that may be resolved in a manner that is not in their best interests or the best interests of holders of TERP's Class A common stock and that may have a material adverse effect on its business, financial condition, results of operations and cash flow.
TERP's organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between them and its holders of its Class A common stock, on the one hand, and the Company, on the other hand. We have entered into the Management Services Agreement with TERP. TERP's executive officers are employees of the Company and certain of them will continue to have equity interests in the Company and, accordingly, the benefit to us from a transaction between us and TERP will proportionately inure to their benefit as holders of equity interests in the Company. We are a related party under the applicable securities laws governing related party transactions and may have interests which differ from TERP's interests or those of holders of TERP's Class A common stock, including with respect to the types of acquisitions made, the timing and amount of dividends by TerraForm, the reinvestment of returns generated by TERP's operations, the use of leverage when making acquisitions and the appointment of outside advisors and service providers. Any material transaction between us and TERP (including the acquisition of the Call Right Projects and any ROFO Projects) are subject to our related party transaction policy, which will require prior approval of such transaction by our Corporate Governance Committee. Those of our executive officers who have economic interests in TERP may be conflicted when advising our Corporate Governance Committee or otherwise participating in the negotiation or approval of such transactions. These executive officers have significant project- and industry-specific expertise that could prove beneficial to our Corporate Governance Committee’s decision-making process and the absence of such strategic guidance could have a material adverse effect on the Corporate Governance Committee’s ability to evaluate any such transaction. Furthermore, the Corporate Governance Committee and our related party transaction approval policy may not insulate us from derivative claims related to related party transactions and the conflicts of interest described in this risk factor. Regardless of the merits of such claims, we may be required to expend significant management time and financial resources in the defense thereof. Additionally, to the extent we fail to appropriately deal with any such conflicts, it could negatively impact our reputation and ability to raise additional funds and the willingness of counterparties to do business with us, all of which could have a material adverse effect on our business, financial condition, results of operations and cash flow.
Our liability is limited under our arrangements with TERP and TERP has agreed to indemnify us against claims that it may face in connection with such arrangements, which may lead us to assume greater risks when making decisions relating to TERP than it otherwise would if acting solely for our own account.
Under the Management Services Agreement, we will not assume any responsibility other than to provide or arrange for the provision of the services described in the Management Services Agreement in good faith. In addition, under the Management Services Agreement, the liability of the Company and its affiliates will be limited to the fullest extent permitted by law to conduct involving bad faith, fraud, willful misconduct or gross negligence or, in the case of a criminal matter, action that was known to have been unlawful. In addition, TERP has agreed to indemnify us to the fullest extent permitted by law from and against any claims, liabilities, losses, damages, costs or expenses incurred by an indemnified person or threatened in connection with our operations, investments and activities or in respect of or arising from the Management Services Agreement or the services provided by us, except to the extent that the claims, liabilities, losses, damages, costs or expenses are determined to have resulted from the conduct in respect of which such persons have liability as described above. These protections may result in SunEdison tolerating greater risks when making decisions than otherwise would be the case, including when determining whether to use leverage in connection with acquisitions. The indemnification arrangements to which we are a party may also give rise to legal claims for indemnification that are adverse to TERP or holders of its Class A common stock.
Risks Related to Our Indebtedness
If we fail to comply with covenants under our credit facilities, the lenders could cause outstanding amounts to become immediately due and payable, and we might not have sufficient funds and assets to pay such loans.
On February 28, 2014, we entered into a credit agreement with the lenders identified therein, Wells Fargo Bank, National Association, as administrative agent, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers and joint syndication agents, and Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Macquarie Capital (USA) Inc., as joint bookrunners (as amended from time to time the “Credit Facility”). The Credit Facility provides for a senior secured letter of credit facility in an aggregate principal amount up to $540 million. On January 27, 2015, in connection with the First Wind Acquisition, we issued $460 million in aggregate principal amount of 2.375% Convertible Senior Notes due April 15, 2022 (the "2022 Notes"). In addition, we previously issued $600 million in aggregate principal amount of 0.25% Convertible Senior Notes due January 15, 2020 (the "2020 Notes"), $600 million in aggregate principal amount of 2.00% Convertible Senior Notes due October 1, 2018 (the "2018 Notes") and $600 million in aggregate principal amount of 2.75% Convertible Senior Notes due January 1, 2021 (together with the 2022 Notes, 2018 Notes and 2020 Notes, the "Convertible Notes"), which remain outstanding.
On January 29, 2015, in connection with the First Wind Acquisition, our wholly owned subsidiary, SUNE ML 1, LLC (the “Margin Loan SPV”), entered into a Margin Loan Agreement (the “Margin Loan Agreement”) providing for the issuance of an aggregate principal amount of $410 million in term loans. We have guaranteed all of the Margin Loan SPV’s obligations under the Margin Loan Agreement. Also on January 29, 2015 in connection with the First Wind Acquisition, our wholly owned subsidiary, Seller Note LLC (“Seller Note SPV”) issued $336.5 million in aggregate principal amount of 3.75% Guaranteed Exchangeable Senior Notes due 2020 (the “Exchangeable Notes”). We have guaranteed all of the Seller Note SPV’s obligations under the Exchangeable Notes.
We may request increases in the Credit Facility and enter into additional facilities in the future to support our growth plan. These facilities contain certain restrictive covenants and conditions, including a no-material-adverse-change drawing condition in the Credit Facility, and we expect future facilities will have similar restrictive covenants, including cross-default provisions affecting other instruments of indebtedness. A violation of any of these covenants, which in our industries could occur in a sudden or sustained downturn, would be deemed an event of default under the facilities. In such event, upon election of the lenders, the loan commitments under the credit facilities would terminate and the indebtedness and accrued interest then-outstanding would be due and payable immediately (or, in the case of letters of credit, subject to cash collateralization). We may not have sufficient funds and assets to cover any such required payments and may not be able to obtain replacement financing on a timely basis or at all. These events could have a material adverse effect on our business, depending on our outstanding balances at that time. We have also had to negotiate changes to our covenants in the past and may need to do so again in the future, with no assurances that we will be able to do so. As of December 31, 2014, we had approximately $519 million of outstanding letters of credit issued under our Solar Energy Facility and $1,800 million in aggregate principal amount outstanding under the Convertible Notes.
Our long-term indebtedness could adversely affect our operations and financial condition.
As of December 31, 2014, we had approximately $3,288.1 million of non-recourse long-term debt related to our solar energy systems. In addition, we are bound by the Credit Facility, the Margin Loan Agreement and the Convertible Notes. Our indebtedness could have important consequences, including but not limited to:

•	limiting our ability to invest operating cash flow in our operations due to debt service requirements;

•	limiting our ability to pay dividends to our shareholders;

•	limiting our ability to obtain additional debt or equity financing for working capital expenditures, product development or other general corporate purposes;

•	limiting our operational flexibility due to the covenants contained in our debt agreements;

•	limiting our ability to make required investments in our joint ventures;

•	requiring us to dispose of significant assets in order to satisfy our debt service obligations;

•	limiting our flexibility in planning for, or reacting to, changes in our business or industry, thereby limiting our ability to compete with companies that are not as highly leveraged; and

•	increasing our vulnerability to economic downturns and changing market conditions.
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
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, such alternative actions may not allow us to meet our scheduled debt service obligations. Our Credit Facility and other debt instruments restrict our ability to dispose of certain assets and use the proceeds from any such dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial position and results of operations and our ability to satisfy our debt obligations. If we cannot make scheduled payments on our debt, we will be in default and, as a result, holders of Convertible Notes and Exchangeable Notes could declare all outstanding principal and interest to be due and payable, the lenders under our debt facilities could terminate their commitments or foreclose against the assets securing our borrowings or require that all letters of credit be cash collateralized, and we could be forced into bankruptcy or liquidation, in each case, which could have a material adverse effect on our business, financial condition and results of operations.
Restrictive covenants in our Credit Facility may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.
The terms of certain of our indebtedness, including our Credit Facility, contain a number of restrictive covenants that impose significant operating and financial restrictions, these restrictions are subject to a number of important exceptions, including restrictions on our ability to take actions that we believe may be in our interest. In addition, our Credit Facility limits our ability to, among other things:

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
A breach of the covenants or restrictions under our Credit Facility could result in a default. Such default may allow the creditors to cash collateralize letters of credit and may result in the acceleration of any other debt to which a cross acceleration or cross-default provision applies. In the event our lenders and note holders accelerate the repayment of our borrowings, we cannot assure you that we and our subsidiaries would have sufficient assets to repay such indebtedness.
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
In connection with the First Wind acquisition, we expect to incur significant additional indebtedness and have assumed certain of First Wind's outstanding indebtedness, which could adversely affect us, including by decreasing our business flexibility, and will increase our interest expense.
We will have substantially increased indebtedness as a result of the First Wind acquisition in comparison to our indebtedness on a recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We will also incur various costs and expenses associated with the financing. The amount of cash required to pay interest on our increased indebtedness following completion of the First Wind acquisition, and thus the demands on our cash resources, will be greater than the amount of cash flow required to service out indebtedness prior to the transaction. The increased levels of indebtedness following completion of the First Wind acquisition could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits from the First Wind acquisition, or if our financial performance after completion of the Fist Wind acquisition does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
Moreover, we may be required to raise substantial additional financing to fund working capital, capital expenditures, acquisitions or other general corporate requirements. Our ability to arrange additional financing or refinancing will depend on, among other factors, our financial position and performance, as well as prevailing market conditions and other factors beyond our control. We may not be able to obtain additional financing or refinancing on terms acceptable to us or at all.
The agreements that will govern the new indebtedness in connection with the First Wind acquisition, or any indebtedness of First Wind we may assume, are expected to contain various covenants that impose restrictions on us and certain of our subsidiaries that may affect our ability to operate our business.
The agreements that will govern the new indebtedness in connection with the Fist Wind acquisition, or any indebtedness of First Wind we assumed, are expected to contain various affirmative and negative covenants that may, subject to certain significant exceptions, restrict our and certain of our subsidiaries ability to, among other things, have liens on our property, change the nature of our business, and/or acquire, merge or consolidate with any other person or sell or convey certain of our assets to any one person. Our and our subsidiaries ability to comply with these provisions may be affected by events beyond our control. Failure to comply with these covenants could result in an event of default, which, if not cured or waived, could accelerate our repayment obligations.
We and our subsidiaries may incur substantially more debt, including secured debt, in the future.
We and our subsidiaries may incur significant additional debt, including secured debt, in the future. Although our Credit Facility contains restrictions on the incurrence of additional debt, these restrictions are subject to a number of important exceptions, and debt incurred in compliance with these restrictions could be substantial. The additional debt that we and our subsidiaries may obtain in the future could intensify the risk that we may not be able to fulfill our obligations under the Convertible Notes, the Exchangeable Notes, the Credit Facility, the Margin Loan Agreement or other financing arrangements.
The accounting method for convertible debt securities that may be settled in cash, such as the Convertible Notes, is the subject of complex accounting principles requiring significant judgments that could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), an entity must separately account for the liability and equity components of convertible debt instruments (such as our Convertible Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the notes.
In addition, if certain criteria are satisfied, convertible debt instruments (such as our Convertible Notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. If we do not satisfy the criteria required to utilize the treasury stock method, we will be required to determine diluted earnings per share utilizing the “if converted” method, the effect of which is that the shares issuable upon conversion of the notes are included in the calculation of diluted earnings per share assuming the conversion of the notes at the beginning of the reporting period if the impact is dilutive.
Additionally, under the “if-converted” method, for diluted earnings per share purposes, interest expense associated with the notes is added back to the numerator of calculation. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. Additionally, we cannot be sure that we will satisfy the relevant criteria to utilize the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.
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
We are exposed to foreign currency exchange risks because certain of our operations are located in foreign countries.
We generate a portion of our revenues and incur a portion of our costs in currencies other than U.S. dollars. Changes in economic or political conditions in any of the countries in which we  operate could result in exchange rate movement, new currency or exchange controls or other restrictions being imposed on our operations or expropriation. Because our financial results are reported in U.S. dollars, if we generate revenue or earnings in other currencies, the translation of those results into U.S. dollars can result in a significant increase or decrease in the amount of those revenues or earnings. To the extent that we are unable to match revenues received in foreign currencies with costs paid in the same currency, exchange rate fluctuations in any such currency could have an adverse effect on our profitability.
Certain of our foreign subsidiaries have debt service requirements denominated in U.S. dollars while corresponding cash flows are generated in other foreign currencies and therefore significant changes in the value of such foreign currencies relative to the U.S. dollar could have a material adverse effect on our financial condition and our ability to meet interest and principal payments on debts denominated in U.S. dollars. Additionally, we have intercompany loans denominated in U.S. dollars with certain of our foreign subsidiaries with functional currencies other that the U.S. dollar.
In addition to currency translation risks, we incur currency transaction risks whenever we or one of our subsidiaries enter into a purchase or sales transaction using a currency other than the local currency of the transacting entity.
Given the volatility of exchange rates, we cannot assure you that we will be able to effectively manage our currency transaction or translation risks. It is possible that volatility in currency exchange rates will have a material adverse effect on our financial condition or results of operations. We expect to experience economic losses and gains and negative and positive impacts on earnings as a result of foreign currency exchange rate fluctuations. We expect that our revenues denominated in non-U.S. dollar currencies will continue to increase in future periods.
Risks Related to an Investment in Our Common Stock
Conflicts of interest between SSL or TerraForm and us might be resolved in a manner unfavorable to us.
Following completion of the SSL and TerraForm IPOs, various conflicts of interest between SSL and TerraForm and us could arise. One of our officers is a director of SSL and three officers and one director of the Company serve on the board of TerraForm. Furthermore, certain of our officers and directors may own stock in SSL and/or TerraForm. A person’s service as either a director or officer of SunEdison as well as SSL or TerraForm, or ownership interests of our directors or officers in SSL and/or TerraForm shares, could create or appear to create potential conflicts of interest when those directors and officers are faced with decisions that could have different implications for SunEdison, SSL and TerraForm. These decisions could, for example, relate to:

•	corporate opportunities;

•	our financing and dividend policy;

•	compensation and benefit programs and other human resources policy decisions;

•	termination of, changes to or determinations under our agreements with SSL and TerraForm entered into in connection with the IPOs; and

•	determinations with respect to our tax returns.
Potential conflicts of interest could also arise in connection with any new commercial arrangements with SSL or TerraForm in the future.. Our directors and officers who have interests in SSL or TerraForm and us may also face conflicts of interest with regard to the allocation of their time between SSL or TerraForm and us.
We may not achieve some or all of the expected benefits of the SSL and TerraForm IPOs.
We may not be able to achieve the full strategic and financial benefits expected to result from the SSL and TerraForm IPOs or such benefits may be delayed. If we are unable to achieve the strategic and financial benefits expected to result from the SSL and TerraForm IPOs our business, financial condition and results of operations could be materially adversely affected.
Under generally accepted accounting principles in the United States, we continue to consolidate SSL and TerraForm in our consolidated financial statements. Since the respective boards of directors of SSL and TerraForm owe fiduciary duties to the stockholders of SSL and TerraForm, their actions may not always be in our best interests. Accordingly, their actions may lead to outcomes that cause our consolidated financial statements, after consolidating SSL's and TerraForm's financial statements, to make it difficult to obtain needed financing or to do so on unfavorable terms.
Under U.S. GAAP, we continue to consolidate the financial statements of SSL and TerraForm into our own. This in turn will cause the total assets and liabilities on our balance sheet to appear larger than they would otherwise and our statement of operations to reflect larger revenues and expenses than would be the case absent consolidation. However, since the operations of SSL and TerraForm are also impacted by the respective boards of directors of SSL and TerraForm, who will owe fiduciary duties to the stockholders of SSL and TerraForm, respectively, their actions could lead to outcomes that have a material negative impact on their operations or financial condition. As a result of consolidation, this would impact our results of operations and financial condition, thereby potentially impacting our ability to obtain needed financing for our operations or our ability to do so on favorable terms.
Our actual operating results may differ significantly from our forward-looking statements and investors are cautioned not to place undue reliance on such statements.
From time to time, we present, in press releases, furnished reports on Form 8-K, and otherwise, forward-looking statements regarding our future performance and market conditions. These statements represent management’s estimates as of their date and are qualified by, and subject to, the assumptions and the other information contained or referred to in such presentations. Projections and other forward-looking statements are based upon a number of assumptions and estimates that, while presented with numerical specificity, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and are based upon specific assumptions with respect to future business decisions, some of which will change. We generally state possible outcomes as high and low ranges which are intended to provide a sensitivity analysis as variables are changed but are not intended to represent that actual results could not fall outside of the suggested ranges. Projections and other forward-looking statements are necessarily speculative in nature, and it can be expected that some or all of the assumptions of the forward-looking statements furnished by us will not prove to be accurate or will vary significantly from actual results. Accordingly, our projections and other forward-looking statements are only an estimate of what management believes is realizable as of the date of release. Actual results will vary from the projections and the variations may be material. Investors should also recognize that the reliability of any forecasted financial data diminishes the farther in the future that the data is projected. In light of the foregoing, investors are urged not to rely upon, or otherwise consider, our projections or other forward-looking statements, including those set forth in this prospectus supplement or in the investor presentation referred to above, in making an investment decision in respect of our common stock.
The market price of our common stock has fluctuated significantly, especially in recent years, and may continue to do so in the future, which increases the risk of your investment.
We are a participant in both the renewable energy industry and the semiconductor industry, two industries that have often experienced extreme price and trading volume fluctuations that often have been unrelated to the operating performance of an individual company. This market volatility may adversely affect the market price of our common stock. The market price of our common stock may be affected by various factors, including:

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

In connection with the preparation of our consolidated financial statements, we use certain estimates and assumptions based on current facts, historical experience and various other factors that may affect reported amounts and disclosures. Our most critical accounting estimates are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report. While we believe that these estimates and assumptions are reasonable under the circumstances, they are subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, which could cause our stock price to decline.
Integrating the assets we acquired in the First Wind acquisition may be more difficult, costly or time consuming than expected and the anticipated benefits of the First Wind acquisition may not be realized.
The success of the First Wind acquisition, including anticipated benefits, will depend, in part, on our and our subsidiaries' ability to successfully develop, combine and integrate those assets with our existing operations. In addition, the acquisition of the wind projects represents a substantial change in the nature of our business, and we may not be able to adapt the such change in a timely manner, or at all. It is possible that the First Wind acquisition or the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention and resources, the disruption of either company's ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company's ability to maintain relationships with customers vendors and employees or the achieve the anticipated benefits of the First Wind acquisition. If we experience difficulties with the integration process, the anticipated benefits of the First Wind acquisition may not be realized fully or at all, or may take longer to realize than expected. Management continues to refine its integration plan, which may vary from plans previously disclosed. These integration matters could have an adverse effect during this transition period and for an undetermined period after completion of the First Wind acquisition.
The First Wind acquisition will involve substantial costs.
We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the First Wind acquisition. The substantial majority of non-recurring expenses will be comprised of transaction and regulatory costs related to the First Wind acquisition. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the First Wind acquisition.
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
As of December 31, 2014, we had issued warrants to affiliates of the underwriters of our convertible notes, which are exercisable for a total of approximately 104.4 million shares of our common stock. The warrants, together with certain convertible hedge transactions, are meant to reduce our exposure upon potential conversion of our convertible notes. If the market price of our common stock exceeds the respective exercise prices of the warrants, such warrants will have a dilutive effect on our earnings per share, and could dilute the ownership interests for existing stockholders if exercised.
We may not have the ability to raise the funds necessary to settle conversions of the notes or purchase the notes as required upon a fundamental change, and our existing debt contains, and our future debt may contain, limitations on our ability to pay cash upon conversion or repurchase of the notes.
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
If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert our internal control over financial reporting is effective. If we are unable to assert that our internal control over financial reporting is effective presently or in the future (or if our auditors are unable to express an opinion that our internal controls over financial reporting are effective), we could incur additional costs and expenses to resolve these deficiencies and lose investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price. As of December 31, 2014, management determined that our internal control over financial reporting is effective.
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

Cautionary Statement Regarding Forward-Looking Statements
Statements set forth in this Form 10-K or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our expectation that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets; the appropriateness of our tax positions and the timing of our tax audits; the timing of our various manufacturing ramps or the cessation or continuation of production at certain facilities; the anticipated growth of our business in 2015 and beyond; the effects of economic factors on our market capitalization; our expectation that we will have the financial resources and liquidity needed to meet our business requirements throughout 2015; future amendments or termination of our agreements with our long-term solar wafer customers and payments associated with such contracts; our estimates of penalties associated with termination of or purchase shortfalls under certain of our long-term supply contracts with our vendors; the nature and extent of tax rebate programs or feed-in-tariffs in the future; our expectations regarding indemnification payments related to tax credits; the ultimate impact our legal proceedings may have on us; the charges we expect to incur, the timing of completion, the savings we expect to realize, the number of employees who will be affected and our execution of our announced restructurings; our expectations regarding our annual pre-tax operating benefits upon the completion of our restructuring activities; our expectations regarding recognition of annual amortization expenses; our expectations regarding our investments in research and development; our expectations regarding our future cash flow generation; our expectations regarding solar wafer sales to external parties and sales of our solar energy systems; the amount of our contributions to our pension plans in 2015 and our estimates regarding actuarial loss (gain) and future benefits payable under our pension plans; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our solar energy systems as direct sales, sale-leasebacks or held systems and the current and subsequent accounting treatment, expected energy revenue and estimated retained value of such transactions; our expectations regarding the timing and amount of our investments in our joint ventures; the timing of completion of the construction, installation and testing of the equipment and the milestone payments related to the SMP JV; the requirements of and our compliance with the terms governing our indebtedness, including the indentures governing the 2018, 2020, 2021 and 2022 Notes, the impact of related cross default provisions, and the warrants related to the 2018, 2020, 2021 and 2022 Notes; the sources of funding and our ability to access funding for our Solar Energy business; our expectation regarding our purchase of RECs; our ability to compete effectively in the markets we serve; with respect to the separation of the semiconductor business, SunEdison Semiconductor Limited, and our publicly traded subsidiary, TerraForm Power, Inc.: (i) which may involve greater exposure to liability than our historic business operations (ii) we may be involved in various conflicts of interest which could be resolved in a manner unfavorable to us, we may not be able to achieve some or all of the expected benefits; anticipate benefits in connection with the First Wind acquisition and other risks described in the company’s filings with the Securities and Exchange Commission. In addition, we are exposed to risks associated with certain obligations to TerraForm associated with the initial portfolio, future Call Right Projects and interests in additional clean energy projects; and our statements regarding our working capital and other capital requirements for the next 12 months.
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
Our principal executive offices are located in Maryland Heights, Missouri where we occupy approximately 80,275 square feet of office space under a lease that expires in January, 2026. Our SunEdison, LLC subsidiary leases 118,000 square feet of office space in Belmont, California and 33,327 square feet in Bethesda, Maryland.
We lease all of our facilities, and we do not own any real property. We believe that our existing facilities and equipment are well maintained, in good operating condition and are generally adequate to support the current operations of the business. The extent of utilization of these facilities varies from plant to plant and from time to time during the year.

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
Wacker Chemie AG v. SunEdison, Inc.
On December 20, 2012, Wacker Chemie AG (“Wacker”) filed a notice of arbitration with the Swiss Chambers’ Arbitration Institution (the “SCAI”) against the Company, requesting the resolution of a dispute arising from two agreements and a subsequent settlement agreement entered into between Wacker and the Company. In its statement of claim, Wacker alleges that the Company failed to comply with its contractual obligations, in particular that the Company failed to take or pay for certain quantities of polycrystalline silicon as required under the settlement agreement. Wacker claims a payment of 22.8 million Euro plus interest for the payment of outstanding invoices and an amount of 92 million Euro plus interest for damages it claims as a result of the alleged breach by the Company through December 2013. These amounts are included in the estimated range of reasonably possible losses as discussed above in the purchase obligations section. The Company filed its statement of defense on January 10, 2014 and has vigorously defended this action.
A hearing occurred in October 2014. Post-hearing briefings concluded in January 2015. We are awaiting the ruling of the arbitral tribunal.

From time to time, we may conclude it is in the best interests of our stockholders, employees, vendors and customers to settle one or more litigation matters, and any such settlement could include substantial payments; however, we have not reached this conclusion with respect to any particular matter at this time. There are a variety of factors that influence our decision to settle any particular individual matter, and the amount we may choose to pay or accept as payment to settle such matters, including the strength of our case, developments in the litigation (both expected and unexpected), the behavior of other interested parties, including non-parties to the matter, the demand on management time and the possible distraction of our employees associated with the case and/or the possibility that we may be subject to an injunction or other equitable remedy. It is difficult to predict whether a settlement is possible, the amount of an appropriate settlement or when is the opportune time to settle a matter in light of the numerous factors that go into the settlement decision.

Item 4.	Mine Safety Disclosures
Not applicable.
Executive Officers of the Registrant
The following is information concerning our executive officers as of January 31, 2015.

Name	Age	All Positions and Offices Held
Ahmad R. Chatila	48	President, Chief Executive Officer and Director
Brian Wuebbels	42	Executive Vice President, Chief Administration Officer and Chief Financial Officer
Carlos Domenech Zornoza	44	President and Chief Executive Officer TerraForm Power, Inc.
Paul Gaynor	49	Executive Vice President North America Utility and Global Wind
Matthew E. Herzberg	47	Senior Vice President and Chief Human Resources Officer
Stephen O’Rourke	50	Senior Vice President and Chief Strategy Officer
David A. Ranhoff	59	Senior Vice President; President - Solar Materials
Martin H. Truong	38	Senior Vice President, General Counsel and Secretary
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
Mr. Domenech serves as President and Chief Executive Officer of TerraForm Power, Inc. Previously, he served as Executive Vice President; President - SunEdison Capital from March 2013 to January 2014. After the acquisition of SunEdison by MEMC Electronic Materials, Inc. in November 2009, Mr. Domenech served as Executive Vice President and President of SunEdison. Prior to joining SunEdison, Mr. Domenech served as Chief Financial Officer at Universal Pictures’ International Entertainment, where he led its integration with NBC, from 2004 to 2007. Prior to joining Universal, Mr. Domenech spent 14 years with General Electric Company, where he served in a variety of global executive roles, including as Chief Financial Officer of GE Healthcare’s EMEA Service.
Mr. Wuebbels became SunEdison’s Executive Vice President and Chief Financial Officer in May of 2012 and in December 2014 was given the additional role of Chief Administration Officer. Previously, Mr. Wuebbels served as SunEdison's Vice President and General Manager - Balance of System Products. At SunEdison, he has also served as Vice President, Solar Wafer Manufacturing, Vice President of Financial Planning and Analysis, and Vice President Operations Finance. Before joining SunEdison in 2007, Mr. Wuebbels was Vice President and CFO of Honeywell's Sensing and Controls Business.  Prior to Honeywell, Mr. Wuebbels spent 10 years at the General Electric Company in various senior finance and operations roles in multiple businesses around the world.
Mr. Gaynor joined SunEdison as Executive Vice President North America Utility and Global Wind in connection with the First Wind acquisition, which was completed in January 2015. Prior to joining SunEdison, Mr. Gaynor served as Chief Executive Officer of First Wind since 2004. Mr. Gaynor has more than 25 years of experience in the energy field, encompassing leadership and finance roles in the energy, power, and pipeline sectors. Mr. Gaynor has held senior leadership and financial roles with Noble Power Assets, Singapore Power Group, PSG International, GE Capital and GE Power Systems.
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
Mr. Truong became SunEdison's Vice President, General Counsel and Secretary in April of 2013 and was promoted to Senior Vice President in April of 2014. Mr. Truong joined SunEdison in February 2008 and has held various roles of increasing responsibility and most recently served as SunEdison's Assistant General Counsel with legal responsibilities for Emerging Markets, Solar Materials and intellectual property licensing and monetization.
There are no family relationships between or among any of the named officers and the directors.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The narrative and tabular information regarding the market for our common equity and related stockholder matters required by this item, including our stock performance graph, is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report and under "Stockholders' Information" in our 2014 Annual Report, which information is incorporated herein by reference. We have not paid any dividends on our common stock for the last two fiscal years. Our corporate credit facility prevent the payments of dividends on our common stock without prior consent of the lenders. In addition, the indenture related to the notes requires that the company meet certain requirements, including those related to its leverage ratio and consolidated net income, in order to pay dividends.
The information required under this Item 5 concerning equity compensation plan information is set out below under Item 12 and is incorporated herein by this reference.

Item 6.	Selected Financial Data
The tabular information (including the footnotes thereto) required by this item is set forth under "Five Year Selected Financial Highlights" in our 2014 Annual Report, which information is incorporated herein by this reference.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The information required by this item is set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report, which information is incorporated herein by this reference.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
The information required by this item is set forth under "Market Risk" included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report, which information is incorporated herein by this reference.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is set forth under "Consolidated Statements of Operations", "Consolidated Balance Sheets", "Consolidated Statements of Cash Flows", "Consolidated Statements of Stockholders' Equity", " Consolidated Statement of Comprehensive Loss", "Notes to Consolidated Financial Statements", "Report of Independent Registered Public Accounting Firm" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2014 Annual Report, all of which are incorporated herein by this reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
The information required by this item is set forth under "Controls and Procedures - Evaluation of Disclosure Controls and Procedures", "- Management's Report on Internal Control Over Financial Reporting" and "- Changes in Internal Control Over Financial Reporting" in our 2014 Annual Report, which information is incorporated herein by this reference.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item with respect to compliance with Section 16(a) of the Exchange Act will be set forth in the 2015 Proxy Statement under "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by this reference. The remaining information required by this item with respect to directors will be set forth in the 2015 Proxy Statement under "Director Qualifications" and "Information about Nominees and Continuing Directors" and is incorporated herein by this reference. Information required by this Item relating to our Code of Ethics and Audit Committee will be set forth in the 2015 Proxy Statement under "Board of Directors and Committees of the Board of Directors", which is incorporated herein by this reference. The remaining information required by this item with respect to executive officers is set forth in Part I of this Annual Report on Form 10-K under "Executive Officers of the Registrant", which is incorporated herein by this reference.

Item 11.	Executive Compensation
The information regarding executive compensation required by this Item will be set forth in our 2015 Proxy Statement under the headings "Risk Compensation in Our Compensation Program", "Director Compensation", "Compensation Discussion and Analysis", "Report of the Compensation Committee", "Executive Compensation" and "Compensation Committee Interlocks and Insider Participation" and is incorporated herein by this reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information regarding beneficial ownership of our securities required by this Item will be set forth in our 2015 Proxy Statement under the headings "Security Ownership by Certain Beneficial Owners, Directors and Executive Officers" and is incorporated herein by this reference.
Equity Compensation Plans
The following table provides information about the Company’s common stock that may be issued upon exercise of options, warrants and rights under the Company’s equity compensation plans as of December 31, 2014.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)	Weighted-average exercise price of outstanding options, warrants and rights(2)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))(1)
Equity compensation plans approved by security holders	26,611,597 shares of common stock (3)	$7.07	11,660,635 shares of common stock (4)
Total	26,611,597 shares of common stock	$7.07	11,660,635 shares of common stock
_________________________

(1)	Number of shares is subject to adjustment for changes in capitalization for stock splits, stock dividends and similar events.

(2)	Weighted average exercise price of outstanding options; excludes restricted stock units and performance-based restricted stock units.

(3)	Includes 7,623,274 shares of SunEdison common stock that may be issued upon vesting of restricted stock units.
These shares are issuable under SunEdison's Amended and Restated 2010 Equity Incentive Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information concerning related party transactions which is required by this Item will be set forth in our 2015 Proxy Statement under the heading "Certain Transactions" and is incorporated herein by reference. The information concerning director independence required by this Item will be set forth in our 2015 Proxy Statement under the heading "Board of Directors and Committee of the Board of Directors" and is incorporated herein by this reference.

Item 14.	Principal Accounting Fees and Services
The information required by this Item will be set forth in our 2015 Proxy Statement under the heading "Principal Accounting Firm Services and Fees" and is incorporated herein by this reference.
PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)The following documents are filed as part of this report:
1.Financial Statements
The following consolidated financial statements of us and our subsidiaries and the Report of Independent Registered Public Accounting Firm of KPMG LLP are included in our 2014 Annual Report, and are incorporated herein by this reference:
Consolidated Statements of Operations-Years Ended December 31, 2014, 2013, and 2012.
Consolidated Statements of Comprehensive Loss-Years Ended December 31, 2014, 2013 and 2012.

Consolidated Balance Sheets-December 31, 2014 and 2013.
Consolidated Statements of Cash Flows-Years Ended December 31, 2014, 2013 and 2012.
Consolidated Statements of Stockholders' Equity-Years Ended December 31, 2014, 2013 and 2012.
Notes to Consolidated Financial Statements.
Report of Independent Registered Public Accounting Firm.
1.Financial Statements Schedules
None.
1.Exhibits

Exhibit No.	Description
**2.1
Purchase and Sale Agreement, dated as of November 17, 2014, among SunEdison, Inc., TerraForm Power, LLC, TerraForm Power, Inc., First Wind Holdings, LLC, First Wind Capital, LLC, D. E. Shaw Composite Holdings, L.L.C., the company members party thereto and D. E. Shaw Composite Holdings, L.L.C. and Madison Dearborn Capital Partners IV, L.P., acting jointly, solely in their capacity as the representative of the sellers (Incorporated by reference to Exhibit 2.1 of the Company’s Form 8-K filed February 3, 2015)

**2.2
First Amendment to the Purchase and Sale Agreement, dated as of January 28, 2015, among SunEdison, Inc., TerraForm Power, LLC and D. E. Shaw Composite Holdings, L.L.C. and Madison Dearborn Capital Partners IV, L.P., acting jointly, solely in their capacity as the representative of the sellers (Incorporated by reference to Exhibit 2.2 of the Company’s Form 8-K filed February 3, 2015

2.3
Acquisition Agreement by and among AES U.S. Solar, LLC, as Seller, Silver Ridge Power Holdings, LLC, as Buyer, solely for the purpose of Article 9, The AES Corporation as Parent and, solely for the purposes of Section 10.13, SunEdison, Inc. as Buyer Guarantor dated as of June 16, 2014 (Incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q filed on November 5, 2014)

3.1	Amended and Restated Certificate of Incorporation of SunEdison, Inc. (Incorporated by reference to Exhibit 3.1 of the Company's Form 8-K filed June 2, 2014)

3.2	Amended and Restated Bylaws of SunEdison, Inc. (Incorporated by reference to Exhibit 3.2 of the Company's Form 8-K filed June 2, 2014)

4.1
Indenture (including the forms of notes), dated March 10, 2011, by and among MEMC Electronic Materials, Inc., the subsidiary guarantors named therein and U.S. Bank National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed March 10, 2011)

4.2
Indenture, dated as of December 20, 2013, between SunEdison, Inc. and Wilmington Trust, National Association, as trustee, conversion agent, registrar, bid solicitation agent and paying agent, 2.00% Convertible Senior Notes due 2018 (Incorporated by reference to Exhibit 10.99 of the Company’s 10-K filed on March 6, 2014)

4.3
Indenture, dated as of December 20, 2013, between SunEdison, Inc. and Wilmington Trust, National Association, as trustee, conversion agent, registrar, bid solicitation agent and paying agent, 2.75% Convertible Senior Notes due 2021(Incorporated by reference to Exhibit 10.100 of the Company’s 10-K filed on March 6, 2014)

4.4
Indenture dated June 10, 2014 between SunEdison, Inc. and Wilmington Trust, National Association as trustee, conversion agent, registrar, bid solicitation agent and paying agent (Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed on August 7, 2014)

4.5
Indenture, dated as of January 27, 2015, between the Company and Wilmington Trust, National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company's 8-K filed on January 27, 2015)

4.6
Indenture, dated as of January 29, 2015, among Seller Note, LLC, SunEdison, Inc., as guarantor, and Wilmington Trust, National Association, as trustee, exchange agent, registrar, paying agent and collateral agent (Incorporated by reference to Exhibit 10.2 of the Company’s 8-K filed on February 3, 2015)

4.7
Form of 2.375% Convertible Senior Notes due April 15, 2022 (as set forth in Exhibit A to the Notes Indenture dated January 27, 2015 (Incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K filed on January 27, 2015)

†10.1	MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on January 26, 2004 (Incorporated by reference to Exhibit 10-cc of the Company’s Form 10-K filed on March 15, 2004)

†10.2	Form of Restricted Stock Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10-cc(1) of the Company Form 10-Q filed on August 9, 2004)

†10.3	Form of Stock Option Agreement (Non-Employee Directors) (Incorporated by reference to Exhibit 10-ppp of the Company’s Form 10-Q filed on May 14, 1997)

†10.4	Form of Stock Option Agreement (Outside Directors) (Incorporated by reference to Exhibit 10-cc(12) of the Company’s Form 10-K filed on March 15, 2004)

†10.5	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Restated on January 24, 2007 (Incorporated by reference to Exhibit 10.22 of the Company’s Form 10-K filed on February 29, 2008)

†10.6	Written Description of SunEdison, Inc. Cash Incentive Plan Covering Executive Officers

†10.7	Form of Stock Unit Award Agreement for Directors under the 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.44 of the Company’s Form 10-K filed on August 10, 2006)

†10.8	Summary of Director Compensation

†10.9	Summary of Compensation Arrangements for Certain Named Executive Officers

†10.10	Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10-44 of the Company’s Form 10-K filed on February 29, 2008)

†10.11	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K filed on February 29, 2008)

†10.12	Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Employees (Time Vesting) (Incorporated by reference to Exhibit 10.46 of the Company’s Form 10-K filed on February 29, 2007)

†10.13
Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Officers (Time Vesting) (Incorporated by reference to Exhibit 10.47 of the Company’s Form 10-K filed on February 29, 2007)

†10.14	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.1 to the Company’s Form S-8 Registration Statement No. 333-83628 filed March 1, 2002)

†10.15	Stock Option Grant Agreement (Incorporated herein by reference to Exhibit 99.2 to the Company’s Form S-8 Registration Statement No. 333-83628 filed March 1, 2002)

†10.16	Stock Option Grant Agreement (Four Year Vesting) (Incorporated by reference to Exhibit 10-ii(2) of the Company’s Form 10-Q filed August 14, 2002)

†10.17	Form of Restricted Stock Unit Award Agreement under the 2001 Equity Incentive Plan (Incorporated by reference to Exhibit 10.44 of the Company’s Form 10-K filed on August 10, 2006)

†10.18	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj of the Company’s Form 10-Q filed November 12, 2002)

†10.19	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10-jj(1) of the Company’s Form 10-Q filed on May 2, 2003)

†10.20	Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10-44 of the Company’s Form 10-K filed on February 29, 2008)

†10.21	Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Directors (Incorporated by reference to Exhibit 10.45 of the Company’s Form 10-K filed on February 29, 2008)

†10.22	Form of MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Employees (Time Vesting) (Incorporated by reference to Exhibit 10.46 of the Company’s Form 10-K filed on February 29, 2008)

†10.23
Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Officers (Time Vesting) (Incorporated by reference to Exhibit 10.47 of the Company’s Form 10-K filed on February 29, 2008)

†10.24
Form of Amendment to MEMC Electronic Materials, Inc. Stock Unit Award Agreement for Officers (Performance Vesting) (Incorporated by reference to Exhibit 10.48 of the Company’s Form 10-K filed on February 29, 2008)

*10.25
Amended and Restated STF Supply Agreement dated as of April 30, 2007, by and between the Company and PCS Phosphate Company, Inc. (Incorporated by reference to Exhibit 10.49 of the Company’s Form 10-Q filed on August 7, 2008)

†10.26	Employment Agreement between the Company and Ahmad R. Chatila dated February 4, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 5, 2009)

†10.27	Amendment to Employment Agreement between the Company and Ahmad Chatila dated January 29, 2010 (Incorporated by reference to Exhibit 10.67 of the Company’s Form 10-Q filed on May 10, 2010)

†10.28	Letter Agreement effective March 3, 2014 by and between the Company and Ahmad Chatila (Incorporated by reference to Exhibit 10.1 of the Company's 10-Q field on May 8, 2014)

*10.29
Binding Term Sheet, Solar Plant Company between MEMC Electronic Materials, Inc. and Q-Cells SE, dated as of June 26, 2009 (Incorporated by reference to Exhibit 10.56 to the Company’s Form 10-Q filed on August 5, 2009)

*10.30
Agreement and Plan of Merger, by and among the Company, Sierra Acquisition Sub, LLC, Sun Edison LLC, and the Unitholder Representatives, dated as of October 22, 2009 (Incorporated by reference to Exhibit 10.59 to the Company’s Form 10-Q filed on November 5, 2009)

*10.31
Amendment to Agreement and Plan of Merger, dated as of November 11, 2009 by and among the Company, Sierra Acquisition Sub, LLC, Sun Edison LLC and the Representatives listed therein (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 17, 2009)

*10.32
Form of Blocker Purchase Agreement entered into with each of MissionPoint SE Parallel Fund Corp. and the stockholders listed therein; Greylock XII Corp. and the stockholders listed therein; Black River CEI Subsidiary 6 LLC and the equityholder listed therein; and NEA 12 SE, LLC and the equityholder listed therein (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 17, 2009)

10.33
Registration Rights Agreement, by and among the Company, Carlos Domenech, Peter J. Lee, Thomas Melone, and the Preferred Unitholders of Sun Edison dated November 20, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2009)

†10.34	MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on November 23, 2009)

†10.35
Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (performance-based vesting, employees without an employment agreement) (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on November 23, 2009)

†10.36
Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (performance-based vesting, employees with an employment agreement) (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on November 23, 2009)

†10.37
Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (time-based vesting, employees with an employment agreement) (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on November 23, 2009)

†10.38
Form of MEMC Electronic Materials, Inc. 2009 Special Inducement Grant Plan Restricted Stock Unit Award Agreement (time-based vesting, employees without an employment agreement) (Incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on November 23, 2009)

†10.39	MEMC Electronic Materials, Inc. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed on April 22, 2010)

†10.40	Form of Stock Option Award Agreement (four-year vesting) under the 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed on April 22, 2010)

†10.41	Form of Restricted Stock Award Agreement (outside directors) under the 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed on April 22, 2010)

†10.42	Form of Restricted Stock Award Agreement (time-based vesting) under the 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 99.4 of the Company’s Form 8-K filed on April 22, 2010)

†10.43	Form of Restricted Stock Award Agreement (performance-based vesting) under the 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 99.5 of the Company’s Form 8-K filed on April 22, 2010)

†10.44	Form of Performance Unit Award under the 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 99.6 of the Company’s Form 8-K filed on April 22, 2010)

†10.45	MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan, as amended and restated on February 26, 2010 (Incorporated by reference to Exhibit 99.7 of the Company’s Form 8-K filed on April 22, 2010)

†10.46	Amendment to Employment Agreement between the Company and Ahmad Chatila dated January 29, 2010 (Incorporated by reference to Exhibit 10.67 of the Company’s Form 10-Q filed on May 10, 2010)

*10.47
Agreement and Plan of Merger by and among the Company, Oscar Acquisition Sub, Inc., Solaicx, and Shareholder Representative Services, LLC, as the Representative, dated May 21, 2010 (Incorporated by reference to Exhibit 10.68 of the Company’s Quarterly Report on Form 10-Q filed on August 9, 2010)

*10.48
Framework Agreement by and among SunEdison LLC, FREI Sun Holdings (Cayman) Ltd., FREI Sun Holdings (US) LLC, SunEdison Reserve US, L.P. and SunEdison Reserve International, L.P., dated as of May 21, 2010 (Incorporated by reference to Exhibit 10.69 of the Company’s Form 10-Q filed on August 9, 2010)

*10.49
Joint Venture Agreement dated as of February 15, 2011 by and among MEMC Singapore Pte. Ltd. and Samsung Fine Chemicals Ltd. (Incorporated by reference to Exhibit 10.82 of the Company's Form 10-Q filed on May 5, 2011)

10.50
Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto (Incorporated by reference to Exhibit 10.83 of the Company's Form 10-Q filed on May 5, 2011)

10.51
Purchase Agreement dated as of June 23, 2011 by and among Sun Edison LLC, FREI Sun Holdings (Cayman) Ltd., and FREI Sun Holdings (US) LLC (Incorporated by reference to Exhibit 10.84 of the Company's Form 10-Q filed on August 9, 2011)

†*10.52
Stock Sale Agreement dated as of August 3, 2011 by and among MEMC, MEMC Holdings Corporation, Fotowatio Renewable Ventures, S.L. and Fotowatio S.L. (Incorporated by reference to Exhibit 10.86 of the Company's Form 10-Q filed on November 7, 2011)

10.53
First Amendment dated as of September 28, 2011 to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto (Incorporated by reference to Exhibit 10.87 of the Company's Form 10-Q filed on November 7, 2011)

10.54
Second Amendment, dated as of February 28, 2012, to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto (Incorporated by reference to Exhibit 10.88 of the Company's Form 10-Q filed on May 9, 2012)

†10.55
MEMC Electronic Materials, Inc. 1995 Equity Incentive Plan as Amended and Restated on April 4, 2012 (Incorporated by reference to Exhibit (d)(1) of MEMC's Tender Offer Statement on Schedule TO filed on July 17, 2012)

†10.56
MEMC Electronic Materials, Inc. 2001 Equity Incentive Plan as Amended and Restated on April 4, 2012 (Incorporated by reference to Exhibit (d)(2) of MEMC's Tender Offer Statement on Schedule TO filed on July 17, 2012)

†10.57
MEMC Electronic Materials, Inc. 2010 Equity Incentive Plan as Amended and Restated on April 4, 2012 (Incorporated by reference to Exhibit (d)(3) of MEMC's Tender Offer Statement on Schedule TO filed on July 17, 2012)

10.58
Third Amendment, dated as of May 8, 2012, to Amended and Restated Credit Agreement dated as of March 23, 2011 by and between MEMC, Bank of America, N.A., as administrative agent, lender, swing line lender and letter of credit issuer, and the various lenders signatory thereto (Incorporated by reference to Exhibit 10.92 of the Company's Form 10-Q filed on August 8, 2012)

*10.59
Second Amendment to the Amended & Restated STF Supply Agreement, dated as of June 30, 2012, by and between the Company and PCS Phosphate Company, Inc. (Incorporated by reference to Exhibit 10.95 of the Company's Form 10-Q filed on August 8, 2012)

10.6
Second Lien Credit Agreement, dated September 28, 2012, by and among the Company, Goldman Sachs Bank USA, Deutsche Bank Securities Inc. and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K filed on October 2, 2012)

10.61
Guaranty Agreement, dated September 28, 2012, by and between each of the guarantor subsidiaries in favor of Goldman Sachs Bank USA as Administrative Agent for the benefit of itself and the secured parties named therein (Incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K filed on October 2, 2012)

10.62
Fourth Amendment to the Credit Agreement dated as of March 23, 2011 (and amended on September 28, 2011, February 28, 2012 and May 8, 2012), dated September 28, 2012, by and among the Company, the guarantors identified therein, the lenders identified therein and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 of the Company's Current Report on Form 8-K filed on October 2, 2012)

10.63
Settlement Agreement Pertaining to the On-Site Supply Agreement dated as of September 4, 2012 by and among the Company, MEMC Electronic Materials S.p.A., Evonik Industries AG, Evonik Degussa GMBH and Evonik Degussa Italia S.p.A. (Incorporated by reference to Exhibit 10.100 of the Company's Form 10-Q filed on November 9, 2012)

10.64
Settlement Agreement Pertaining to the Off-Site Supply Agreement dated as of September 4, 2012 by and among the Company, MEMC Electronic Materials S.p.A., Evonik Industries AG and Evonik Degussa GMBH. (Incorporated by reference to Exhibit 10.101 of the Company's Form 10-Q filed on November 9, 2012)

10.65
Amendment Agreement to the On-Site Settlement Agreement and the Off-Site Settlement Agreement dated as of September 24, 2012, by and among the Company, MEMC Electronic Materials S.p.A., Evonik Industries AG, Evonik Degussa GMBH and Evonik Degussa Italia S.p.A. (Incorporated by reference to Exhibit 10.102 of the Company's Form 10-Q filed on November 9, 2012)

10.66
Amendment Number 1 to Solar Wafer Supply Agreement, dated March 29, 2013, by and between MEMC Singapore Pte. Ltd. and Tainergy Tech Co., Ltd. (Incorporated by reference to Exhibit 10.94 of the Company's Form 10-Q filed on May 9, 2013)

†10.67	2012 MEMC Downstream Solar Bonus Plan (Incorporated by reference to Exhibit 10.95 of the Company's Form 10-Q filed on May 9, 2013)

10.68	Amended and Restated SunEdison, Inc. 2010 Equity Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company's Form 8-K filed June 5, 2013)

10.69
Underwriting Agreement, dated September 12, 2013, among the Company, and Deutsche Bank Securities Inc. and Goldmand, Sachs & Co., as representatives of the several underwriters named in Schedule I thereto (Incorporated by reference to Exhibit 1.1 of the Company's Form 8-K filed September 18, 2013)

10.70
Termination Agreement for Solar Wafer Supply Agreement, dated September 30, 2013, by and between SunEdison Products Singapore Pte. Ltd. and Gintech Energy Corporation (Incorporated by reference to Exhibit 10-1 of the Company's Form 10-Q filed on November 12, 2013)

10.71
Purchase Agreement, dated December 12, 2013, between the Company and Deutsche Bank Securities, Inc. and Goldman, Sachs & Co., as Representatives of the Several Initial Purchasers, regarding 2.00% Convertible Senior Notes due 2018 and 2.75% Convertible Senior Notes due 2021 (Incorporated by reference to Exhibit 10.101 of the Company's Form 10-K filed on March 6, 2014)

10.72
Credit Agreement, dated as of December 20, 2013, among the Company., Deutsche Bank AG New York Branch, as Administrative Agent and L/C Issuer (Incorporated by reference to Exhibit 10.102 of the Company's Form 10-K filed on March 6, 2014)

10.73
Pledge and Security Agreement dated as of December 20, 2013 between each of the Grantors Party Hereto and Deutsche Bank AG New York Branch (Incorporated by reference to Exhibit 10.103 of the Company's Form 10-K filed on March 6, 2014)

10.74
Additional Note Hedge Transaction Confirmation (2018) between the Company and Bank of America, N.A. dated December 16, 2013 (Incorporated by reference to Exhibit 10.104 of the Company's Form 10-K/A filed on April 16, 2014)

10.75
Additional Warrant Transaction Confirmation (2018) between the Company and Bank of America, N.A. dated December 16, 2013(Incorporated by reference to Exhibit 10.105 of the Company's Form 10-K/A filed on April 16, 2014)

10.76
Base Note Hedge Transaction Confirmation (2018) between the Company and Bank of America, N.A. dated December 12, 2013 (Incorporated by reference to Exhibit 10.106 of the Company's 10-K/A filed on April 16, 2014)

10.77
Base Warrant Transaction Confirmation (2018) between the Company and Bank of America, N.A. dated December 12, 2013 (Incorporated by reference to Exhibit 10.107 of the Company's Form 10-K/A filed on April 16, 2014)

10.78
Additional Note Hedge Transaction Confirmation (2021) between the Company and Bank of America, N.A. dated December 16, 2013 (Incorporated by reference to Exhibit 10.108 of the Company's Form 10-K/A filed on April 16, 2014)

10.79
Additional Warrant Transaction Confirmation (2021) between the Company and Bank of America, N.A. dated December 16, 2013 (Incorporated by reference to Exhibit 10.109 of the Company's 10-K/A filed on April 16, 2014)

10.8
Base Note Hedge Transaction Confirmation (2021) between the Company and Bank of America, N.A. dated December 12, 2013 (Incorporated by reference to Exhibit 10.110 of the Company's Form 10-K/A filed on April 16, 2014)

10.81
Base Warrant Transaction Confirmation (2021) between the Company and Bank of America, N.A. dated December 12, 2013 (Incorporated by reference to Exhibit 10.111 of the Company's Form 10-K/A filed on April 16, 2014)

10.82
Additional Note Hedge Transaction Confirmation (2018) between the Company and Deutsche Bank AG London Branch dated December 16, 2013 (Incorporated by reference to Exhibit 10.112 of the Company's Form 10-K/A filed on April 16, 2014)

10.83
Additional Warrant Transaction Confirmation (2018) between the Company and Deutsche Bank AG London Branch dated December 16, 2013 (Incorporated by reference to Exhibit 10.113 of the Company's Form 10-K/A filed on April 16, 2014)

10.84
Base Note Hedge Transaction Confirmation (2018) between the Company and Deutsche Bank AG London Branch dated December 12, 2013 (Incorporated by reference to Exhibit 10.114 of the Company's Form 10-K/A filed on April 16, 2014)

10.85
Base Warrant Transaction Confirmation (2018) between the Company and Deutsche Bank AG London Branch dated December 12, 2013 (Incorporated by reference to Exhibit 10.115 of the Company's Form 10-K/A filed on April 16, 2014)

10.86
Additional Note Hedge Transaction Confirmation (2021) between the Company and Deutsche Bank AG London Branch dated December 16, 2013 (Incorporated by reference to Exhibit 10.116 of the Company's Form 10-K/A filed on April 16, 2014)

10.87
Additional Warrant Transaction Confirmation (2021) between the Company and Deutsche Bank AG London Branch dated December 16, 2013 (Incorporated by reference to Exhibit 10.117 of the Company's Form 10-K/A filed on April 16, 2014)

10.88
Base Note Hedge Transaction Confirmation (2021) between the Company and Deutsche Bank AG London Branch dated December 12, 2013 (Incorporated by reference to Exhibit 10.118 of the Company's Form 10-K/A filed on April 16, 2014)

10.89
Base Warrant Transaction Confirmation (2021) between the Company and Deutsche Bank AG London Branch dated December 12, 2013 (Incorporated by reference to Exhibit 10.119 of the Company's Form 10-K/A filed on April 16, 2014)

10.9
Additional Note Hedge Transaction Confirmation (2018) between the Company and Goldman, Sachs & Co. dated December 16, 2013 (Incorporated by reference to Exhibit 10.120 of the Company's Form 10-K/A filed on April 16, 2014)

10.91
Additional Note Hedge Transaction Confirmation (2021) between the Company and Goldman, Sachs & Co. dated December 16, 2013 (Incorporated by reference to Exhibit 10.121 of the Company's Form 10-K/A filed on April 16, 2014)

10.92	Additional Warrant Transaction Confirmation (2018) between the Company and Goldman, Sachs & Co. dated December 16, 2013 filed as Exhibit 10.122 of the Company's Form 10-K/A filed on April 16, 2014)

10.93
Additional Warrant Transaction Confirmation (2021) between the Company and Goldman, Sachs & Co. dated December 16, 2013 (Incorporated by reference to Exhibit 10.123 of the Company's Form 10-K/A filed on April 16, 2014)

10.94
Base Note Hedge Transaction Confirmation (2018) between the Company and Goldman, Sachs & Co. dated December 12, 2013 (Incorporated by reference to Exhibit 10.124 of the Company's Form 10-K/A filed on April 16, 2014)

10.95
Base Note Hedge Transaction Confirmation (2021) between the Company and Goldman, Sachs & Co. dated December 12, 2013 (Incorporated by reference to Exhibit 10.125 of the Company's Form 10-K/A filed on April 16, 2014)

10.96
Base Warrant Transaction Confirmation (2018) between the Company and Goldman, Sachs & Co. dated December 12, 2013 (Incorporated by reference to Exhibit 10.126 of the Company's Form 10-K/A filed on April 16, 2014)

10.97
Base Warrant Transaction Confirmation (2021) between the Company and Goldman, Sachs & Co. dated December 12, 2013 (Incorporated by reference to Exhibit 10.127 of the Company's Form 10-K/A filed on April 16, 2014)

10.98
Additional Note Hedge Transaction Confirmation (2018) between the Company and Wells Fargo Bank, National Association dated December 16, 2013 (Incorporated by reference to Exhibit 10.128 of the Company's Form 10-K/A filed on April 16, 2014)

10.99
Additional Warrant Transaction Confirmation (2018) between the Company and Wells Fargo Bank, National Association dated December 16, 2013 (Incorporated by reference to Exhibit 10.129 of the Company's Form 10-K/A filed on April 16, 2014)

10.100
Base Note Hedge Transaction Confirmation (2018) between the Company and Wells Fargo Bank, National Association dated December 12, 2013 (Incorporated by reference to Exhibit 10.130 of the Company's Form 10-K/A filed on April 16, 2014)

10.101
Base Warrant Transaction Confirmation (2018) between the Company and Wells Fargo Bank, National Association dated December 12, 2013 (Incorporated by reference to Exhibit 10.131 of the Company's Form 10-K/A filed on April 16, 2014)

10.102
Additional Note Hedge Transaction Confirmation (2021) between the Company and Wells Fargo Bank, National Association dated December 16, 2013 (Incorporated by reference to Exhibit 10.132 of the Company's Form 10-K/A filed on April 16, 2014)

10.103
Additional Warrant Transaction (2021) between the Company and Wells Fargo Bank, National Association dated December 16, 2013 (Incorporated by reference to Exhibit 10.133 of the Company's Form 10-K/A filed on April 16, 2014)

10.104
Base Note Hedge Transaction Confirmation (2021) between the Company and Wells Fargo Bank, National Association dated December 12, 2013 (Incorporated by reference as Exhibit 10.134 of the Company's Form 10-K/A filed on April 16, 2014)

10.105
Base Warrant Transaction Confirmation (2021) between the Company and Wells Fargo Bank, National Association dated December 12, 2013 (Incorporated by reference to Exhibit 10.135 of the Company's 10-K/A filed on April 16, 2014)

10.106
Credit Agreement dated February 28, 2014 between SunEdison, Inc. and Wells Fargo Bank, National Association, Goldman Sachs Bank USA and Deutsche Bank Securities Inc. (Incorporated by reference as Exhibit 10.1 to the Company's Form 10-Q filed on November 5, 2014)

10.107
Amendment No. 3 to Credit Agreement and Amendment No. 1 to Pledge and Security Agreement dated October 6, 2014 (Incorporated by reference as Exhibit 10.2 to the Company's Form 10-Q filed on November 5, 2014)

10.108
Purchase Agreement dated June 4, 2014 between SunEdison, Inc. and Deutsche Bank Securities Inc. and Goldman Sachs & Co. (Incorporated by reference to Exhibit 10.1 of the Company's 10-Q filed on August 7, 2014)

10.109	Base Note Hedge Transaction Confirmation between SunEdison, Inc. and Barclays Bank PLC dated June 4, 2014 (Incorporated by reference to Exhibit 10.2 of the Company's 10-Q filed on August 7, 2014)

10.110	Base Warrant Transaction Confirmation between SunEdison, Inc. and Barclays Bank PLC dated June 4, 2014 (Incorporated by reference as Exhibit 10.3 to the Company's Form 10-Q filed on August 7, 2014)

10.111
Base Note Hedge Transaction Confirmation between SunEdison, Inc. and Deutsche Bank AG, London Branch dated June 4, 2014 (Incorporated by reference as Exhibit 10.4 to the Company's Form 10-Q filed on August 7, 2014)

10.112	Base Warrant Transaction Confirmation between SunEdison, Inc. and Goldman, Sachs & Co. dated June 4, 2014 (Incorporated by reference as Exhibit 10.5 to the Company's Form 10-Q filed on August 7, 2014)

10.113
Base Warrant Transaction Confirmation between SunEdison, Inc. and Deutsche Bank AG, London Branch dated June 4, 2014 (Incorporated by reference as Exhibit 10.6 to the Company's Form 10-Q filed on August 7, 2014)

10.114
Base Note Hedge Transaction Confirmation between SunEdison, Inc. and Goldman, Sachs & Co. dated June 4, 2014 (Incorporated by reference as Exhibit 10.7 to the Company's Form 10-Q filed on August 7, 2014)

10.115
Additional Note Hedge Transaction Confirmation between SunEdison, Inc. and Goldman, Sachs & Co. dated June 5, 2014 (Incorporated by reference as Exhibit 10.8 to the Company's Form 10-Q filed on August 7, 2014)

10.116
Additional Note Hedge Transaction Confirmation between SunEdison, Inc. and Barclays Capital Inc., acting as Agent for Barclays Bank PLC dated June 5, 2014 (Incorporated by reference as Exhibit 10.9 to the Company's Form 10-Q filed on August 7, 2014)

10.117
Additional Warrant Transaction Confirmation between SunEdison, Inc. and Barclays Capital Inc., acting as Agent for Barclays Bank PLC dated June 5, 2014 (Incorporated by reference as Exhibit 10.10 to the Company's 10-Q filed on August 7, 2014)

10.118
Additional Warrant Transaction Confirmation between SunEdison, Inc. and Goldman, Sachs & Co. dated June 5, 2014 (Incorporated by reference as Exhibit 10.11 to the Company's Form 10-Q filed on August 7, 2014)

10.119
Additional Warrant Transaction Confirmation between SunEdison, Inc. and Deutsche Bank AG, London Branch dated June 5, 2014 (Incorporated by reference as Exhibit 10.12 to the Company's Form 10-Q filed on August 7, 2014)

10.120
Additional Note Hedge Transaction Confirmation between SunEdison, Inc. and Deutsche Bank AG, London Branch, dated June 5, 2014 (Incorporated by reference as Exhibit 10.13 to the Company's Form 10-Q filed on August 7, 2014)

10.121
Confirmation for Base Capped Call Transaction, dated January 21, 2015, between the Company and Goldman, Sachs & Co. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 27, 2015)

10.122
Confirmation for Base Capped Call Transaction, dated January 21, 2015, between the Company and Morgan Stanley & Co. LLC. (Incorporated by reference as Exhibit 10.2 to the Company's Form 8-K filed on January 27, 2015)

10.123
Confirmation for Base Capped Call Transaction, dated January 21, 2015, between the Company and Barclays Bank PLC (Incorporated by reference as Exhibit 10.3 to the Company's Form 10-Q filed on January 27, 2015)

10.124
Confirmation for Base Capped Call Transaction, dated January 21, 2015, between the Company and Deutsche Bank AG, London Branch (Incorporated by reference as Exhibit 10.4 to the Company's Form 8-K filed on February 27, 2015)

10.125
Confirmation for Additional Capped Call Transaction, dated January 23, 2015, between the Company and Goldman, Sachs & Co. (Incorporated by reference as Exhibit 10.5 to the Company's Form 8-K filed on January 27, 2015)

10.126
Confirmation for Additional Capped Call Transaction, dated January 23, 2015, between the Company and Morgan Stanley & Co. LLC (Incorporated by reference as Exhibit 10.6 to the Company's Form 8-K filed on January 27, 2015)

10.127
Confirmation for Additional Capped Call Transaction, dated January 23, 2015, between the Company and Barclays Bank PLC (Incorporated by reference as Exhibit 10.7 to the Company's Form 8-K filed on January 27, 2015)

10.128
Confirmation for Additional Capped Call Transaction, dated January 23, 2015, between the Company and Deutsche Bank AG, London Branch (Incorporated by reference as Exhibit 10.8 to the Company's Form 8-K filed on January 27, 2015)

10.129
Margin Loan Agreement, dated as of January 29, 2015, among SUNE ML 1, LLC, the lenders party thereto, and Deutsche Bank AG, London Branch, as administrative agent, calculation agent and as a lender (Incorporated by reference to Exhibit 10.1 of the Company's 8-K filed February 3, 2015)

10.130	Amendment No. 5 to Credit Agreement dated January 20, 2015

13	Selected pages from the Company's 2014 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________________

*	Confidential treatment of certain portions of these documents has been requested or granted.
**
The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally to the Securities and Exchange Commission a copy of any omitted schedule and exhibit upon request.

†	These exhibits constitute management contracts, compensatory plans and arrangements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SUNEDISON, INC.

		By:	/s/ Ahmad R. Chatila
Date:	March 2, 2015		Ahmad R. Chatila President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ahmad R. Chatila	President, Chief Executive Officer and Director (Principal executive officer)	March 2, 2015
Ahmad R. Chatila

/s/ Brian Wuebbels	Executive Vice President and Chief Financial Officer (Principal financial officer and principal accounting officer)	March 2, 2015
Brian Wuebbels

/s/ Emmanuel T. Hernandez	Chairman of the Board	March 2, 2015
Emmanuel T. Hernandez

/s/ Antonio R. Alvarez	Director	March 2, 2015
Antonio R. Alvarez

/s/ Peter Blackmore	Director	March 2, 2015
Peter Blackmore

/s/ Clayton C. Daley, Jr.	Director	March 2, 2015
Clayton C. Daley, Jr.

/s/ Georganne C. Proctor	Director	March 2, 2015
Georganne C. Proctor

/s/ Steven V. Tesoriere	Director	March 2, 2015
Steven V. Tesoriere

/s/ James B. Williams	Director	March 2, 2015
James B. Williams

/s/ Randy H. Zwirn	Director	March 2, 2015
Randy H. Zwirn

EXHIBIT INDEX
The following exhibits are filed as part of this report:

Exhibit No.	Description
10.6	Written Description of SunEdison, Inc. Cash Incentive Plan Covering Executive Officers

10.8	Summary of Director Compensation

10.9	Summary of Compensation Arrangements for Certain Named Executive Officers

10.130	Amendment No. 5 to Credit Agreement dated January 20, 2015

13	Selected pages from the Company's 2014 Annual Report to Stockholders

21	Subsidiaries of the Company

23	Consent of KPMG LLP

31.1	Certification by the Chief Executive Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by the Chief Financial Officer of the Company pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document