Form 10-Q
period 2015-03-31
SUNEDISON, INC.
filed 2015-05-07
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number: 001-13828
 ______________________________________________________________
SunEdison, Inc.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________

Delaware	56-1505767
(State or other jurisdiction of incorporation or organization)	(I. R. S. Employer Identification No.)

13736 Riverport Drive, Suite 180 Maryland Heights, Missouri	63043
(Address of principal executive offices)	(Zip Code)
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
The number of shares of the registrant’s common stock outstanding at April 30, 2015 was 274,515,007.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended March 31,
	2015	2014
Net sales	$323	$340
Cost of goods sold	289	302
Gross profit	34	38
Operating expenses:
Marketing and administration	193	88
Research and development	5	5
Restructuring charges	53	7
Operating loss	(217)	(62)
Non-operating expense (income):
Interest expense	156	67
Interest income	(2)	(3)
Loss on early extinguishment of debt	20	—
Loss on convertible notes derivatives, net	—	452
Other, net	16	7
Total non-operating expense	190	523
Loss from continuing operations before income tax (benefit) expense and equity in (loss) earnings of equity method investments	(407)	(585)
Income tax (benefit) expense	(106)	17
Loss from continuing operations before equity in (loss) earnings of equity method investments	(301)	(602)
Equity in (loss) earnings of equity method investments, net of tax	(4)	1
Loss from continuing operations	(305)	(601)
Loss from discontinued operations, net of tax	(119)	(15)
Net loss	(424)	(616)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	52	2
Net loss attributable to SunEdison stockholders	$(372)	$(614)

Amounts attributable to SunEdison stockholders:
Loss from continuing operations	$(251)	$(599)
Loss from discontinued operations, net of tax	(121)	(15)
Net loss attributable to SunEdison stockholders	$(372)	$(614)

Basic loss per share (see Note 14):
Continuing operations	$(0.92)	$(2.25)
Discontinued operations	(0.44)	(0.06)
Total basic loss per share	$(1.36)	$(2.31)

Diluted loss per share (see Note 14):
Continuing operations	$(0.92)	$(2.25)
Discontinued operations	(0.44)	(0.06)
Total diluted loss per share	$(1.36)	$(2.31)
See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Three Months Ended March 31,
	2015	2014
Net loss	$(424)	$(616)
Other comprehensive gain, net of tax:
Net foreign currency translation adjustments	33	1
Net gain on hedging instruments	—	9
Net adjustments for benefit plans	44	1
Other comprehensive gain, net of tax	77	11
Total comprehensive loss	(347)	(605)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	52	2
Net other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	11	1
Comprehensive loss attributable to SunEdison stockholders	$(284)	$(602)
See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$789	$856
Cash committed for construction projects, including consolidated variable interest entities of $64 and $32 in 2015 and 2014, respectively	130	131
Current portion of restricted cash	174	156
Accounts receivable, net	290	373
Prepaid and other current assets	1,032	909
Current assets of discontinued operations	—	365
Total current assets	2,415	2,790
Investments	261	149
Property, plant and equipment, net:
Renewable energy systems, including consolidated variable interest entities of $2,419 and $2,312 in 2015 and 2014, respectively, net of accumulated depreciation of $404 and $334 in 2015 and 2014, respectively	6,931	5,336
Other property, plant and equipment, net of accumulated depreciation of $235 and $238 in 2015 and 2014, respectively	1,311	1,140
Restricted cash	117	115
Goodwill	402	73
Other intangible assets	1,625	586
Other assets	750	626
Non-current assets of discontinued operations	—	685
Total assets	$13,812	$11,500

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and short-term borrowings, including consolidated variable interest entities of $114 and $423 in 2015 and 2014, respectively	$1,414	$1,078
Accounts payable	1,050	1,098
Accrued and other current liabilities	772	660
Current portion of deferred revenue	83	92
Current portion of contingent consideration related to acquisitions	399	26
Current liabilities of discontinued operations	—	192
Total current liabilities	3,718	3,146
Long-term debt, less current portion, including consolidated variable interest entities of $1,453 and $1,169 in 2015 and 2014, respectively	7,747	5,915
Deferred revenue, less current portion	186	204
Contingent consideration related to acquisitions	118	17
Other liabilities	548	442
Non-current liabilities of discontinued operations	—	291
Total liabilities	12,317	10,015

Redeemable noncontrolling interests	34	—
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued or outstanding in 2015 or 2014	—	—
Common stock, $.01 par value, 700.0 shares authorized and 274 and 273 shares issued in 2015 and 2014, respectively	3	3
Additional paid-in capital	1,868	1,698
Accumulated deficit	(1,721)	(1,348)
Accumulated other comprehensive loss	(22)	(111)
Treasury stock, 0.5 and 0.4 shares in 2015 and 2014, respectively	(10)	(9)
Total SunEdison stockholders’ equity	118	233
Noncontrolling interests	1,343	1,252
Total stockholders’ equity	1,461	1,485
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$13,812	$11,500
See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	(424)	(616)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	84	62
Stock-based compensation	19	9
Deferred tax benefit	(97)	(3)
Deferred revenue	(15)	(50)
Restructuring charges	53	—
Loss on sale of equity interest in SSL	123	—
Loss on convertible notes derivatives, net	—	452
Loss on early extinguishment of debt	20	—
Other non-cash	12	2
Changes in operating assets and liabilities:
Accounts receivable	82	54
Prepaid and other current assets	(33)	(31)
Accounts payable	(131)	(114)
Deferred revenue for renewable energy systems	18	58
Accrued liabilities	13	32
Other assets and liabilities	(32)	(70)
Net cash used in operating activities	(308)	(215)
Cash flows from investing activities:
Capital expenditures	(62)	(20)
Construction of renewable energy systems	(344)	(326)
Proceeds from sale of equity interest in SSL	188	—
Purchases of cost and equity method investments	(10)	(19)
Change in restricted cash	29	(14)
Change in cash committed for construction projects	(2)	81
Cash paid for acquisitions, net of cash acquired	(1,530)	(14)
Other	(31)	—
Net cash used in investing activities	(1,762)	(312)
Cash flows from financing activities:
Proceeds from short-term and long-term debt	2,386	462
Principal payments on short-term and long-term debt	(619)	(21)
Payment for capped call option	(38)	—
Proceeds from TerraForm equity offering	391	—
Common stock issued and repurchased	4	—
Contributions from noncontrolling interests	4	10
Cash paid for contingent consideration for acquisitions	(9)	(2)
Debt financing fees	(67)	(32)
Dividends paid by TerraForm Power	(17)	—
Other	(55)	2
Net cash provided by financing activities	1,980	419
Effect of exchange rate changes on cash and cash equivalents	(2)	(2)
Net decrease in cash and cash equivalents	(92)	(110)
Cash used by discontinued operations (see Note 2)	(25)	(3)
Net change in cash and cash equivalents from continuing operations	(67)	(107)
Cash and cash equivalents at beginning of period	856	533
Cash and cash equivalents at end of period	$789	$426

Supplemental disclosures of cash flow information:
Net debt transferred to and assumed by buyer upon sale of renewable energy systems	49	160
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of SunEdison, Inc. and subsidiaries ("SunEdison"), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position and results of operations and cash flows for the periods presented. SunEdison has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's (the "SEC's") requirements for Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, which contains SunEdison's audited financial statements for such year. Operating results for the three month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
The accompanying unaudited condensed consolidated financial statements of SunEdison include the consolidated results of TerraForm Power, Inc. ("TerraForm") which is a separate SEC registrant. The results of TerraForm are reported as our TerraForm Power reportable segment, as described in Note 17. References to "SunEdison", "we", "our" or "us" within the accompanying unaudited condensed consolidated financial statements refer to the consolidated reporting entity.
On January 20, 2015, we disposed of our controlling interest in SunEdison Semiconductor Ltd. ("SSL") in an underwritten public offering (see Note 2). The results of SSL, a separate SEC registrant, were previously reported as our Semiconductor Materials reportable segment. As a result of this transaction, SSL was deconsolidated from our consolidated financial statements and SSL's historical results of operations and financial position are reported as discontinued operations for all periods presented. Additionally, Semiconductor Materials is no longer reported as a reportable segment. We have retained a noncontrolling interest in SSL which is accounted for as an equity method investment. Unless indicated otherwise, the information in the accompanying notes to the condensed consolidated financial statements relates to our continuing operations.
Use of Estimates
In preparing our unaudited condensed consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for investments; depreciation; amortization; leases; asset impairments; accrued liabilities including restructuring, warranties, and employee benefits; derivatives, including the embedded conversion options, note hedges, and warrants associated with our outstanding senior convertible notes; stock-based compensation; income taxes; renewable energy system installation and related costs; percentage-of-completion on long-term construction contracts; the fair value of assets and liabilities recorded in connection with business combinations; and asset valuations, including allowances, among others. These estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, our future results of operations would be affected.
New Accounting Standards
In April 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. ASU 2014-08 limits the requirement to report discontinued operations to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity’s operations and financial results. ASU 2014-08 also requires expanded disclosures concerning discontinued operations, disclosures of certain financial results attributable to a disposal of a significant component of an entity that does not qualify for discontinued operations reporting and expanded disclosures for long-lived assets classified as disposed of or held for sale. The adoption of ASU 2014-08 effective as of January 1, 2015 did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This ASU will be effective for us beginning January 1, 2017; however, in April 2015, the FASB proposed a one year delay in the effective date of the standard. This ASU allows for both retrospective and modified-retrospective methods of adoption. Early application is not permitted. We have not determined which transition method we will adopt, and we are currently evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures upon adoption.

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
In January 2015, the FASB issued ASU No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of reporting for extraordinary items. ASU 2015-01 is effective for us for our fiscal year ending December 31, 2016 and for interim periods thereafter. We are currently evaluating the impact of this standard on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation, which reduces the number of consolidation models and simplifies the current standard. Entities may no longer need to consolidate a legal entity in certain circumstances based solely on its fee arrangements when certain criteria are met. ASU 2015-02 reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity. ASU 2015-02 is effective for us for our fiscal year ending December 31, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for us on a retrospective basis on January 1, 2016. Early adoption is permitted, but only for debt issuance costs that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact of this standard on our consolidated financial statements.
2. DISCONTINUED OPERATIONS
On January 20, 2015, we disposed of 12,951,347 ordinary shares of SSL in connection with an underwritten public offering of 17,250,000 ordinary shares at a price of $15.19 per share. As a result of this transaction, we no longer hold a controlling interest in SSL. As of March 31, 2015, we own 10,608,904 of SSL's ordinary shares, which represents a 25.6% ownership interest in SSL. Our remaining interest in SSL is accounted for as an equity method investment. The disposal of our controlling interest in SSL represents the disposal of a component and is a strategic shift that has a major effect on our operations and financial results, and thus we have reported the historical results of operations and financial position of SSL as discontinued operations in the condensed consolidated financial statements for all periods presented.
We recognized a loss associated with the disposal of SSL shares of $123 million within discontinued operations in the condensed consolidated statements of operations.
The following table summarizes the results from the discontinued operations of SSL included in the condensed consolidated statement of operations:

	Three Months Ended March 31,
	2015	2014
In millions
Net sales	$58	$206
Cost of goods sold	52	198
Gross profit	6	8
Operating expenses	9	25
Operating loss	(3)	(17)
Loss on disposal	123	—
Other income	(7)	(5)
Loss from discontinued operations before tax	(119)	(12)
Income tax expense	—	3
Loss from discontinued operations, net of tax	(119)	(15)
Net (income) loss attributable to noncontrolling interests	(2)	—
Net loss attributable to shareholders	$(121)	$(15)
The following table summarizes the cash flows of discontinued operations of SSL included in the condensed consolidated statements of cash flows:

	Three Months Ended March 31,
	2015	2014
In millions
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities of discontinued operations	$(1)	$44
Net cash used in investing activities of discontinued operations	(23)	(16)
Net cash used in financing activities of discontinued operations	—	(31)
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Cash used by discontinued operations	$(25)	$(3)
As of March 31, 2015, the carrying value of our equity method investment in SSL was $186 million. Subsequent to January 20, 2015, we recognize our interest in SSL's net income (loss) in equity in (loss) earnings of equity method investments, net of tax in the condensed consolidated statement of operations. SSL continues to purchase polysilicon from us on a purchase order basis at a current price of $30 per kilogram. Net sales of polysilicon to SSL for the three months ended March 31, 2015 and 2014 were $17 million and $13 million, respectively. As of March 31, 2015, the net receivable balance due to SunEdison from SSL was $14 million.
One of our board members serves on the board of directors of SSL. Additionally, we and SSL have entered into the following agreements that effected the separation of SSL’s business from ours and provide a framework for our ongoing relationship with SSL:

•
Separation Agreement - The separation agreement governs certain pre-offering transactions between SSL and us, as well as aspects of the relationship between SSL and us following SSL’s IPO and related transactions, which are not otherwise governed by the other agreements set forth below. The separation agreement provides further assurances and covenants between SSL and us to ensure that the separation of SSL’s business from SunEdison was the intent of SSL and that commercially reasonable efforts will be taken to do all things reasonably necessary to consummate and make effective the transactions. The separation agreement provides for mutually agreed exchange of information, confidentiality, dispute resolution methods and limitations of liability.

•
Patent and Technology Cross-License Agreement - Under the patent and technology cross-license agreement, SSL agreed to license to us substantially all of its patents, patent applications, software, trade secrets, know-how and other intellectual property that have application in our solar energy business, and we licensed to SSL substantially all of our patents, patent applications, software, trade secrets, know-how and other intellectual property that have application in its semiconductor wafer business. The intellectual property licensed by us to SSL under the agreement excludes all intellectual property related to CCZ, diamond coated wire, FBR and high-pressure FBR, with such arrangements to be set forth in separate agreements as described below.

•
CCZ and Diamond Coated Wire License Agreement - Under the CCZ and diamond coated wire license agreement, we licensed to SSL and certain of its subsidiaries in the United States and Italy our U.S. and foreign patents and patent applications and technology (including discoveries, conceptions, ideas, improvements, enhancements and inventions and data) relating to CCZ silicon crystal growth and diamond coated wire technology, provided that SSL’s use of such licensed intellectual property is limited to the semiconductor industry and the production of semiconductor wafers. The agreement prohibits SSL from using the licensed intellectual property for the manufacture of polysilicon, the manufacture of materials used in the solar photovoltaic industry, or for balance of system hardware or software used in solar systems. Additionally, the agreement prohibits us from licensing the applicable intellectual property to any third party for use in the production of semiconductor wafers and similar uses in the semiconductor industry.

•
Technology Joint Development Agreement - The technology joint development agreement provides a framework for joint development and other collaborative activities between SSL and SunEdison. Under the agreement, the parties may agree to conduct one or more joint development programs, the specific terms and conditions of which will be set forth in a separate statement of work for each joint development program.

•	Trademark License Agreement - We granted to SSL a royalty-free license to use certain of our trademarks for a period of time following the completion of SSL's IPO.

•
Transition Services Agreement - Under the transition services agreement, we and SSL agreed to mutually provide each other certain corporate, general and administrative services following the completion of SSL’s IPO for the term set forth for such service in each annex to the agreement.

•
Tax Matters Agreement - The tax matters agreement governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

•
Registration Rights Agreement - Under the registration rights agreement, SSL agreed that, upon our request, SSL will use its reasonable best efforts to effect the registration under applicable federal and state securities laws of its ordinary shares held by us following its IPO.

3. ACQUISITIONS
Acquisition of First Wind
On January 29, 2015, we and TerraForm First Wind ACQ, LLC, a subsidiary of TerraForm Power Operating, LLC (“TerraForm Operating”), as assignee of Terra LLC under the Purchase Agreement (as defined below), completed the previously announced acquisition of First Wind Holdings, LLC (“Parent,” together with its subsidiaries, “First Wind”), pursuant to a purchase and sale agreement, dated as of November 17, 2014, as amended by the First Amendment to the Purchase and Sale Agreement, dated as of January 28, 2015 (together, the “Purchase Agreement”), among SunEdison, TerraForm Power, Terra LLC, First Wind, the members of First Wind and certain other persons party thereto (the “Acquisition”). In the Acquisition, TerraForm First Wind ACQ, LLC purchased from First Wind 500 MW of operating wind power assets and 21 MW of operating solar power assets, and SunEdison purchased all of the equity interests of Parent and all of the outstanding equity interests in certain subsidiaries of Parent that own, directly or indirectly, 306 MW of operating wind power assets, wind and solar development projects representing 1.6 GW of pipeline and backlog and development opportunities representing more than 6.4 GW of wind and solar projects.
Pursuant to the terms of the Purchase Agreement, SunEdison and TerraForm Operating paid total consideration of $2,442 million, which was comprised of cash consideration of $762 million paid by SunEdison and $863 million paid by TerraForm, the issuance of 336 million in aggregate principal amount of 3.75% Guaranteed Exchangeable Senior Secured Notes due 2020 (see Note 8), and contingent consideration measured at fair value of $481 million. The maximum undiscounted potential payout of contingent consideration is $510 million over the three year period following the date of acquisition and we believe it is probable the maximum amount will be paid.
The initial accounting for this business combination is not complete because the evaluation necessary to assess the fair values of certain net assets acquired is in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition date.

The provisional estimated allocation of assets and liabilities is as follows:

Total Estimated Allocation
In millions
Cash and cash equivalents	$103
Restricted cash	278
Accounts receivable	12
Renewable energy systems and other property, plant and equipment	1,205
Goodwill	332
Other intangible assets	1,089
Other assets	89
Total assets acquired	3,108
Accounts payable and accrued liabilities	47
Long-term debt	306
Other liabilities	192
Total liabilities assumed	545
Redeemable noncontrolling interests	7
Noncontrolling interests	114
Fair value of net assets acquired	$2,442
Total assets acquired are comprised of $2,042 million attributable to the Renewable Energy Development segment and $1,066 million attributable to the TerraForm Power segment.
The preliminary purchase accounting resulted in the recording of indefinite lived intangible assets using provisional amounts for power plant development arrangements totaling $963 million. Additionally, provisional amounts were used to record certain amortizable intangible assets comprised of long-term power purchase agreements ("PPAs") and feed-in tariffs ("FiTs") totaling $126 million. The long-term PPAs and FiTs are subject to amortization with no residual value. The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 11 to 17 years.
The net sales and net loss related to the acquisition of First Wind reflected in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2015 were $26 million and $1 million, respectively. The unaudited pro forma supplementary data presented in the table below gives effect to the acquisitions as if the transactions occurred on January 1, 2014. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of our results of operations had the acquisitions been consummated on the date assumed or of our results of operations for any future date.

	Three Months Ended March 31,
	2015	2014
In millions
Net sales	$334	$371
Net loss	(439)	(665)
The unaudited pro forma net loss for the quarters ended March 31, 2015 and 2014 includes non-recurring pro forma adjustments of $9 million and $26 million, respectively, for interest expense and amortization of deferred financing costs associated with debt incurred for the acquisition of First Wind. Also reflected in the pro forma net loss for the quarter ended March 31, 2014 is the reversal of losses totaling $75 million attributable to the results of certain First Wind operating projects that we did not acquire.
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

In September 2011, we executed a Supply and License Agreement with SMP under which we license and sell to SMP certain technology and related equipment used for producing polysilicon. In accordance with the Supply and License Agreement, we have received proceeds based on certain milestones we have achieved throughout the construction, installation and testing of the equipment. These proceeds received from SMP under the Supply and License Agreement were recorded as a reduction in our basis in the SMP investment and to the extent that our basis in the investment was zero, the remaining proceeds received were recorded as a long-term liability. The cash received was recorded as an investing inflow within the consolidated statement of cash flows. As of May 28, 2014, our net equity method investment balance in SMP was $13 million.
On May 28, 2014, we acquired from SFC an approximate 35% interest in SMP for a cash purchase price of $141 million ($71 million, net of cash acquired). Prior to the completion of the SSL IPO (see Note 2), SunEdison contributed this approximate 35% interest in SMP to SSL. After the purchase of an additional 35% interest in SMP, we owned a combined 85% interest, and obtained control over SMP's assets and operations. As a result of obtaining control of SMP, we consolidated SMP's assets and operations into our financial statements. As a result of the disposal of our controlling interest in SSL (see Note 2), our consolidated ownership interest in SMP was reduced to 50%. We continue to consolidate the assets and operations of SMP as we control the entity.
The allocation of the purchase price is as follows:

Purchase Price Allocation
In millions
Cash and cash equivalents	$70
Prepaid and other current assets	12
Other property, plant and equipment	788
Total assets acquired	870
Accounts payable	135
Accrued and other liabilities	5
Long-term debt	382
Total liabilities assumed	522
Noncontrolling interests	48
Fair value of net assets acquired	$300
Management completed the purchase accounting valuation for this transaction and any future adjustments due to changes of the assumptions used to calculate the fair value of acquisition related assets and liabilities will be reflected in the consolidated statements of operations.
TerraForm Acquisitions
Mt. Signal
Effective July 2, 2014, TerraForm acquired a controlling interest in Imperial Valley Solar 1 Holdings II, LLC, which owns a 266 MW utility scale renewable energy system located in Mt. Signal, California ("Mt. Signal"). TerraForm acquired Mt. Signal from an indirect wholly-owned subsidiary of Silver Ridge Power, LLC ("SRP") in exchange for share-based consideration in TerraForm consisting of (i) 5,840,000 Class B1 units (and a corresponding number of shares Class B1 common stock) equal in value to $146 million and (ii) 5,840,000 Class B units (and a corresponding number of shares Class B common stock) equal in value to $146 million.
Prior to the TerraForm IPO, SRP was owned 50% by R/C US Solar Investment Partnership, L.P. (“Riverstone”) and 50% by SunEdison, who acquired all of AES US Solar, LLC's (“AES Solar”), a subsidiary of The AES Corporation, equity ownership interest in SRP (see "Silver Ridge Power, LLC" section below). In connection with its acquisition of AES Solar's interest in SRP, SunEdison entered into a Master Transaction Agreement (the "MTA") with Riverstone pursuant to which the parties agreed to sell Mt. Signal to TerraForm and to distribute the Class B units (and shares of Class B common stock) to SunEdison and the Class B1 units (and shares of Class B1 common stock) to Riverstone.
Capital Dynamics
On December 18, 2014, TerraForm acquired 78 MW of distributed generation renewable energy systems in the U.S. from Capital Dynamics U.S. Solar Energy Fund, L.P., a closed-end private equity fund. This portfolio consists of 42 solar energy systems located in California, Massachusetts, New Jersey, New York, and Pennsylvania. The purchase price for this acquisition was $258 million ($258 million, net of cash acquired).
Other TerraForm Acquisitions
During the year ended December 31, 2014, TerraForm completed the acquisitions of 100% of the ownership interests in entities that owned and operated 168 solar energy systems in the U.S., Canada and the U.K. with an aggregate capacity of 128 MW. The aggregate consideration paid for these acquisitions was $250 million ($244 million, net of cash acquired). These acquisitions were made in order to support the development of TerraForm's initial portfolio of renewable energy generation assets.
The initial accounting for the Mt. Signal, Capital Dynamics and certain other business combinations are not complete because the evaluations necessary to assess the fair values of certain net assets acquired are in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition dates.
The estimated allocations of assets and liabilities are as follows:

	Preliminary			Final	Total Estimated Allocation
	Mt. Signal	Capital Dynamics	Other TerraForm Acquisitions	Other TerraForm Acquisitions
In millions
Cash and cash equivalents	$—	$—	$4	$2	$6
Accounts receivable	12	2	7	2	23
Renewable energy systems	649	217	103	151	1,120
Restricted cash	22	—	5	9	36
Intangible assets	118	72	22	105	317
Other assets	13	23	1	4	41
Total assets acquired	814	314	142	273	1,543
Accounts payable and accrued liabilities	25	1	3	1	30
Long-term debt	413	—	65	73	551
Other liabilities	5	38	8	11	62
Total liabilities assumed	443	39	76	85	643
Redeemable noncontrolling interests	—	17	2	—	19
Noncontrolling interests	79	—	1	1	81
Fair value of net assets acquired	$292	$258	$63	$187	$800
The purchase accounting for these acquisitions resulted in recognition of intangible assets for long-term power purchase agreements totaling $317 million. These intangible assets are subject to amortization with no residual value. The estimated fair values were determined based on an income approach, and the estimated useful lives of these intangible assets range from 3 to 25 years.
Silver Ridge Power, LLC
On July 2, 2014, we completed the acquisition of 50% of the outstanding limited liability company interests of SRP from AES Solar for total cash consideration of $179 million ($134 million, net of cash acquired). The remaining 50% of the outstanding limited liability company interests of SRP will continue to be held by Riverstone. SRP’s solar power plant operating projects included the Mt. Signal solar project. Concurrently with entry into the Acquisition Agreement, we also entered into the MTA with Riverstone. Pursuant to the MTA, concurrently with the closing of the TerraForm IPO, SRP contributed Mt. Signal to the operating entity of TerraForm in exchange for total consideration valued at $292 million. Consequently, Mt. Signal is consolidated by TerraForm as discussed above and is excluded from the following provisional accounting for the acquired interest in SRP.
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
The allocation of the purchase price for SRP, excluding Mt. Signal, is as follows:

Purchase Price Allocation
In millions
Cash and cash equivalents	$45
Restricted cash	48
Accounts receivable	26
Investments	115
Renewable energy systems	573
Intangible assets	206
Goodwill	27
Prepaid and other assets	112
Total assets acquired	1,152
Accounts payable	13
Accrued liabilities	282
Long-term debt	686
Other liabilities	82
Total liabilities assumed	1,063
Noncontrolling interests	56
Fair value of net assets acquired	$33
The purchase accounting resulted in the recording of long-term PPAs and FiTs totaling $206 million. The long-term PPAs and FiTs are intangible assets subject to amortization with no residual value. The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 17 to 19 years.
In addition, we also obtained a right, but not an obligation, to acquire AES Solar’s 50% interest in a portfolio of projects located in Italy prior to August 31, 2015 for a purchase price of $42 million, subject to certain specified adjustments. We also assumed responsibility for operations and management and asset management for SRP’s entire projects portfolio. We will determine in the future whether these projects will be held on our balance sheet or, subject to Riverstone’s consent, sold to third parties.
Management completed the purchase accounting for this transaction and any future adjustments due to changes of the assumptions used to calculate the fair value of acquisition related assets and liabilities will be reflected in the consolidated statements of operations.
Energy Matters Pty. Ltd.
On August 29, 2014, we completed the acquisition of 100% of the ownership interest in Energy Matters Pty. Ltd. ("Energy Matters"), a residential and distributed generation solar entity with operations in Australia and New Zealand. We acquired Energy Matters in exchange for total consideration of $15 million, consisting of cash paid at closing of $3 million ($2 million, net of cash acquired) and contingent consideration valued at $11 million, with a remaining $1 million in cash which was subsequently paid in April 2015. The purchase accounting resulted in the recording of an estimated amount for goodwill totaling $11 million.
Other Acquisitions
During the fourth quarter of 2014, we completed the acquisitions of certain businesses for total consideration of $21 million, consisting of cash paid at closing of $12 million (net of cash acquired), contingent consideration of $5 million and $4 million in cash payable over the next four years. The preliminary purchase accounting for these acquisitions resulted in the recording of provisional amounts for goodwill totaling $10 million. During the first quarter of 2015, we completed the acquisitions of certain businesses for total consideration of $13 million. The initial accounting for these business combinations is not complete because the evaluation necessary to assess the fair values of certain net assets acquired, along with the fair value of contingent consideration, is in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition dates.

4. INVESTMENTS
The carrying value of investments consists of the following:

	As of March 31, 2015	As of December 31, 2014
In millions
Equity method investments:
SSL (see Note 2)	186	—
Other	56	133
Cost method and other investments	19	16
Total investments	$261	$149
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	As of March 31, 2015	As of December 31, 2014
In millions
Land	$125	$7
Software	10	10
Buildings and improvements	91	98
Machinery and equipment	505	458
Renewable energy systems	5,935	4,709
Total property, plant and equipment in service, at cost	$6,666	$5,282
Less accumulated depreciation	(639)	(572)
Total property, plant and equipment in service, net	$6,027	$4,710
Construction in progress – renewable energy systems	1,396	956
Construction in progress – other	819	810
Total property, plant and equipment, net	$8,242	$6,476
6. GOODWILL
The changes in the carrying amount of goodwill during the three months ended March 31, 2015 are as follows:

In millions
Balance as of December 31, 2014	$73
Goodwill recognized in acquisitions (see Note 3)	332
Measurement period adjustments	(1)
Currency translation adjustment	(2)
Balance as of March 31, 2015	$402
Goodwill balances referenced above relate to the Renewable Energy Development segment.
7. OTHER INTANGIBLE ASSETS

Other intangible assets consist of the following:

		March 31, 2015			December 31, 2014
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization Allocated to Renewable Energy Systems	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization Allocated to Renewable Energy Systems	Net Carrying Amount
In millions
Amortizable intangible assets:
PPAs and FiTs	19	$635	$(18)	$617	$553	$(13)	$540
Other	6	25	(10)	15	29	(9)	20
Total amortizable intangible assets	19	$660	$(28)	$632	$582	$(22)	$560
Indefinite lived assets:
Power plant development arrangements	Indefinite	$1,083	$(93)	$990	$116	$(93)	$23
Other	Indefinite	3	—	3	3	—	3
Total indefinite lived assets		$1,086	$(93)	$993	$119	$(93)	$26
Total other intangible assets		$1,746	$(121)	$1,625	$701	$(115)	$586
8. DEBT AND CAPITAL LEASE OBLIGATIONS
Debt (including consolidated VIEs) and capital lease obligations outstanding consist of the following:

		As of March 31, 2015			As of December 31, 2014
In millions	Weighted Average Annual Interest Rate	Total	Current and Short-Term	Long-Term	Total	Current and Short-Term	Long-Term
Renewable Energy Development segment debt:
Convertible senior notes due 2018, net of discount	2.00%	$492	$—	$492	$485	$—	$485
Convertible senior notes due 2020, net of discount	0.25%	438	—	438	432	—	432
Convertible senior notes due 2021, net of discount	2.75%	435	—	435	429	—	429
Convertible senior notes due 2022, net of discount	2.38%	334	—	334	—	—	—
Margin loan due 2017(a)	6.25%	410	—	410	—	—	—
Exchangeable notes due 2020(a)	3.75%	336	—	336	—	—	—
Acquisition facility(a)	8.50%	150	2	148	150	2	148
SMP Ltd. credit facilities(a)	5.40%	366	55	311	355	107	248
System pre-construction, construction and term debt(b)	5.28%	2,064	678	1,386	1,768	632	1,136
Capital leaseback obligations(a)	2.98%	80	3	77	81	3	78
Financing leaseback obligations(c)	4.58%	1,387	12	1,375	1,404	14	1,390
Other credit facilities(d)	3.20%	474	434	40	291	240	51
Total Renewable Energy Development segment debt		$6,966	$1,184	$5,782	$5,395	$998	$4,397
TerraForm Power segment debt(a):
Senior notes due 2023, net of discount	5.88%	$795	$—	$795	$—	$—	$—
Term loan facility	5.33%	—	—	—	574	6	568
Revolving credit facility	2.68%	150	150	—	—	—	—
Other system financing transactions	4.80%	1,250	80	1,170	1,024	74	950
Total TerraForm Power segment debt		$2,195	$230	$1,965	$1,598	$80	$1,518
Total debt outstanding		$9,161	$1,414	$7,747	$6,993	$1,078	$5,915
________________________
(a) Non-recourse to SunEdison
(b) Includes $8 million of debt with recourse to SunEdison as of March 31, 2015 and December 31, 2014

(c) Includes $32 million of debt with recourse to SunEdison as of March 31, 2015 and December 31, 2014
(d) Includes $284 million and $215 million of debt with recourse to SunEdison as of March 31, 2015 and December 31, 2014, respectively
Renewable Energy Development Segment Debt
Convertible Senior Notes Due 2018 and 2021
On December 20, 2013, we issued $600 million in aggregate principal amount of 2.00% convertible senior notes due 2018 (the "2018 Notes") and $600 million aggregate principal amount of 2.75% convertible senior notes due 2021 (the "2021 Notes", and together with the 2018 Notes, the "2018/2021 Notes") in a private placement offering. We received net proceeds, after payment of debt financing fees, of $1,167 million in the offering, before the redemption of the $550 million outstanding aggregate principal amount of the 7.75% senior notes due 2019 and the repayment of the $200 million outstanding aggregate principle amount of the 10.75% second lien term loan and before payment of the net cost of the call spread overlay described below.
Interest on the 2018 Notes is payable on April 1 and October 1 of each year, beginning on April 1, 2014. Interest on the 2021 Notes is payable on January 1 and July 1 of each year, beginning on July 1, 2014. The 2018 Notes and the 2021 Notes mature on October 1, 2018 and January 1, 2021, respectively, unless earlier converted or purchased.
The 2018/2021 Notes are convertible at any time until the close of business on the business day immediately preceding July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 120% of the conversion price of the 2018/2021 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2018/2021 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. As condition (1) was met during the first quarter of 2015, the 2018/2021 Notes were convertible as of March 31, 2015. On and after July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2018/2021 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $14.62 per share of our common stock.
The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. The 2018/2021 Notes are convertible only into cash, shares of our common stock or a combination thereof at our election. However, we were required to settle conversions solely in cash until we obtained the requisite approvals from our stockholders to (i) amend our restated certificate of incorporation to sufficiently increase the number of authorized but unissued shares of our common stock to permit the conversion and settlement of the 2018/2021 Notes into shares of our common stock, and (ii) authorize the issuance of the maximum numbers of shares described above in accordance with the continued listing standards of The New York Stock Exchange. At our annual stockholders meeting on May 29, 2014, the requisite majority of the outstanding shares of our common stock approved these measures, and we subsequently filed a related amendment to the SunEdison's Articles of Incorporation with the Secretary of State of the State of Delaware. Holders may also require us to repurchase all or a portion of the 2018/2021 Notes upon a fundamental change, as defined in the indenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments, pay debts as they become due or perform or observe certain obligations thereunder, the trustee or holders of a specified amount of then-outstanding 2018/2021 Notes will have the right to declare all amounts then outstanding due and payable. We may not redeem the 2018/2021 Notes prior to the applicable stated maturity date.
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
From December 20, 2013 through May 29, 2014, the period in which we would have been required to settle conversions in cash if exercised, the embedded conversion options (the "2018/2021 Conversion Options") within the 2018/2021 Notes were separated from the 2018/2021 Notes and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the consolidated statements of operations, as further discussed in the Loss on Convertible Notes Derivatives section below. Upon obtaining the requisite approvals from our stockholders discussed above, the 2018/2021

Conversion Options were considered equity instruments. Thus, as of May 29, 2014, the 2018/2021 Conversion Options were remeasured at fair value, or $888 million, with the change in fair value reported in the consolidated statement of operations, and the resulting fair value of the 2018/2021 Conversion Options was reclassified to Stockholders' Equity. Changes in fair value subsequent to May 29, 2014 are not recognized in the consolidated statement of operations as long as the instruments continue to qualify to be classified as equity.
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
Under the terms of the 2018/2021 Note Hedges, we purchased from affiliates of certain of the initial purchasers of the 2018/2021 Notes options to acquire, at an exercise price of $14.62 per share, subject to anti-dilution adjustments, up to 82 million shares of our common stock. Each 2018/2021 Note Hedge is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2018/2021 Notes. Each 2018/2021 Note Hedge is exercisable upon the conversion of the 2018/2021 Notes and expires on the corresponding maturity dates of the 2018/2021 Notes. The option counterparties are generally obligated to settle their obligations to us upon exercise of the 2018/2021 Note Hedges in the same manner as we satisfy our obligations to holders of the 2018/2021 Notes.
Under the terms of the 2018/2021 Warrants, we sold to affiliates of certain of the initial purchasers of the 2018/2021 Notes warrants to acquire, on the stated expiration date of each 2018/2021 Warrant, up to 82 million shares of our common stock at an exercise price of $18.35 and $18.93 per share, respectively, subject to anti-dilution adjustments. Each 2018/2021 Warrant transaction is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2018/2021 Notes.
From December 20, 2013 through May 29, 2014, the period in which we would have been required to settle the 2018/2021 Note Hedges and 2018/2021 Warrants in cash if exercised, these instruments were required to be accounted for as derivative instruments with changes in fair value reported in the consolidated statements of operations, as further discussed in the Loss on Convertible Notes Derivatives section below. Upon obtaining the requisite approvals from our stockholders discussed above, the 2018/2021 Note Hedges and 2018/2021 Warrants were considered equity instruments. Thus, as of May 29, 2014, the 2018/2021 Note Hedges and 2018/2021 Warrants were remeasured at fair value (asset of $880 million and liability of $753 million respectively), with the changes in fair value reported in the consolidated statement of operations, and the resulting fair values of the 2018/2021 Note Hedges and 2018/2021 Warrants were reclassified to Stockholders' Equity. Changes in fair value subsequent to May 29, 2014 will not be recognized in the consolidated statement of operations as long as the instruments continue to qualify to be classified as equity.
The net increase in additional paid in capital during the second quarter of 2014 as a result of the reclassification of the 2018/2021 Conversion Options, 2018/2021 Note Hedges and 2018/2021 Warrants was $762 million.
Loss on Convertible Notes Derivatives
For the three month period ended March 31, 2014, we recognized a net loss of $452 million related to the change in the fair value of the 2018/2021 Conversion Options, the 2018/2021 Note Hedges and 2018/2021 Warrants (the "2018/2021 Convertible Notes Derivatives") prior to the reclassification of these instruments to Stockholders' Equity as discussed above, which is reported in loss on convertible notes derivatives, net in the consolidated statement of operations, as follows:

In millions	March 31, 2014
Conversion Options	$(317)
Note Hedges	300
Warrants	(435)
Total loss on convertible note derivatives, net	$(452)
The 2018/2021 Convertible Notes Derivatives were measured at fair value using a Black-Scholes valuation model as these instruments are not traded on an open market. Significant inputs to the valuation model, which have been identified as Level 2 inputs, were as follows:

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
Further details of the inputs above are as follows:
•Stock price - The closing price of our common stock on the last trading day of the quarter
•Exercise price - The exercise (or conversion) price of the derivative instrument
•Risk-free rate - The Treasury Strip rate associated with the life of the derivative instrument
•Volatility - The volatility of our common stock over the life of the derivative instrument
Convertible Senior Notes Due 2020
On June 10, 2014, we issued $600 million in aggregate principal amount of 0.25% convertible senior notes due 2020 (the "2020 Notes") in a private placement offering. We received net proceeds, after payment of debt financing fees, of $585 million in the offering, before payment of the net cost of the call spread overlay described below.
Interest on the 2020 Notes is payable on July 15 and January 15 of each year, beginning on January 15, 2015. The 2020 Notes mature on January 15, 2020, unless earlier converted or purchased.
The 2020 Notes are convertible at any time until the close of business on the business day immediately preceding October 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending September 30, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the 2020 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2020 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. The 2020 Notes were not convertible as of March 31, 2015. On and after October 15, 2019 and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2020 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $26.87 per share of our common stock.
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
The embedded conversion options within the 2020 Notes are indexed to our common stock and thus were classified as equity instruments upon issuance of the 2020 Notes. The initial fair value of the embedded conversion options was recognized as a reduction in the carrying value of the 2020 Notes in the consolidated balance sheet and such discount will be amortized and recognized as interest expense over the term of the 2020 Notes. Subsequent changes in fair value are not recognized as long as the instruments continue to qualify to be classified as equity.

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
Under the terms of the 2020 Note Hedge, we bought from affiliates of certain of the initial purchasers of the 2020 Notes options to acquire, at an exercise price of $26.87 per share, subject to anti-dilution adjustments, up to 22 million shares of our common stock. Each 2020 Note Hedge is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2020 Notes. Each 2020 Note Hedge is exercisable upon the conversion of the 2020 Notes and expires on the corresponding maturity dates of the 2020 Notes.
Under the terms of the 2020 Warrants, we sold to affiliates of certain of the initial purchasers of the 2020 Notes warrants to acquire, on the stated expiration date of each Warrant, up to 22 million shares of our common stock at an exercise price of $37.21 per share, subject to anti-dilution adjustments. Each 2020 Warrant transaction is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2020 Notes.
The 2020 Note Hedge and 2020 Warrants are indexed to our common stock and thus were classified as equity instruments upon issuance and recognized at fair value based on the negotiated transaction prices. Subsequent changes in fair value are not recognized as long as the instruments continue to qualify to be classified as equity.
Convertible Senior Notes Due 2022
On January 27, 2015, we issued $460 million in aggregate principal amount of 2.375% convertible senior notes due 2022 (the "2022 Notes") in a private placement offering. We received net proceeds, after payment of debt financing fees, of $448 million in the offering, before payment of the net cost of the capped call feature described below.
Interest on the 2022 Notes is payable semiannually on April 15 and October 15 of each year, beginning on October 15, 2015. The 2022 Notes mature on April 15, 2022, unless earlier converted or repurchased.
The 2022 Notes are convertible at any time until the close of business on the business day immediately preceding April 15, 2022 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending March 31, 2015, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the 2022 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2022 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. The 2022 Notes were not convertible as of March 31, 2015. On and after January 15, 2022 and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2022 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $25.25 per share of our common stock.
The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. The 2022 Notes are convertible only into cash, shares of our common stock or a combination thereof at our election. Holders may also require us to repurchase all or a portion of the 2022 Notes upon a fundamental change, as defined in the indenture agreement, at a cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, the trustee or holders of a specified amount of then-outstanding 2022 Notes will have the right to declare all amounts then outstanding due and payable. We may not redeem the 2022 Notes prior to the applicable stated maturity date.
The 2022 Notes are general unsecured obligations and rank senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the 2022 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and to all existing and future indebtedness (including trade payables) incurred by our subsidiaries.
Capped Call Feature

In connection with the issuance of the 2022 Notes in January 2015, we paid $38 million to enter into privately negotiated capped call option agreements to reduce the potential dilution to holders of our common stock upon conversion of the 2022 Notes. The capped call option agreements have a cap price of $32.72 and an initial strike price of $25.25, which is equal to the initial conversion price of the 2022 Notes. The capped call options expire on April 15, 2022. The capped call option agreements are separate transactions, are not a part of the terms of the 2022 Notes, and do not affect the rights of the holders of the 2022 Notes. The capped call transactions are expected generally to reduce the potential dilution with respect to our common stock upon conversion of the 2022 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2022 Notes, as the case may be, upon any conversion of notes in the event that the market price of our common stock is greater than the strike price of the capped call transactions, with such reduction of potential dilution or offset of cash payments subject to a cap based on the cap price of the capped call transactions.
Margin Loan
On January 29, 2015, a wholly-owned subsidiary of SunEdison entered into a margin loan agreement (the “Margin Loan Agreement”) with the lenders party thereto (each, a “Lender”) and Deutsche Bank AG, as the administrative agent and the calculation agent thereunder, and SunEdison concurrently entered into a guaranty agreement in favor of the administrative agent for the benefit of each of the Lenders, pursuant to which SunEdison guaranteed all of the subsidiary’s obligations under the Margin Loan Agreement. Under the Margin Loan Agreement, the subsidiary borrowed $410 million in term loans. The net proceeds of the term loans, less certain expenses, were made available to SunEdison to fund the acquisition of First Wind Holdings, LLC. The term loans mature on January 29, 2017. All outstanding amounts under the Margin Loan Agreement bear interest at a rate per annum equal to a three-month Eurodollar rate plus an applicable margin, and interest is payable quarterly. As of March 31, 2015, the applicable interest rate was 6.25%.
The Margin Loan Agreement requires the subsidiary to maintain a loan to value ratio not to exceed 50% (based on the value of the Class A common stock of TerraForm (“TerraForm Class A Common Stock”), which certain of the collateral may be exchanged for). In the event that this ratio is not maintained, the subsidiary must post additional cash collateral under the Margin Loan Agreement and/or elect to repay a portion of the term loans thereunder. In addition, the Margin Loan Agreement requires the repayment of all or a portion of the term loans made thereunder upon the occurrence of certain events customary for financings of this nature, including other events relating to the price, liquidity or value of TerraForm Class A Common Stock, certain events or extraordinary transactions related to TerraForm and certain events related to SunEdison.
The Borrower’s obligations under the Margin Loan Agreement are secured by a first priority lien on shares of Class B common stock in TerraForm, and Class B units and incentive distribution rights in TerraForm Power, LLC (“Terra LLC”), in each case, that are owned by the subsidiary. The Margin Loan Agreement contains customary representations and warranties, covenants and events of default for financings of this nature. Upon the occurrence and during the continuance of an event of default, any lender may declare the term loans due and payable, exercise remedies with respect to the collateral and demand payment from SunEdison of the obligations under the Margin Loan Agreement then due and payable. TerraForm has agreed to certain obligations in connection with the Margin Loan Agreement relating to its equity securities.
We paid fees of $11 million upon entry into the Margin Loan Agreement, which were recognized as deferred financing fees.
First Wind Bridge Credit Facility
On November 17, 2014, we entered into a credit agreement with the lenders identified therein and Barclays Bank PLC, as administrative agent, arranger, lender, and letter of credit issuer (the “First Wind Bridge Credit Facility”). The First Wind Bridge Credit Facility provided for a senior secured letter of credit facility in an aggregate principal amount up to $815 million. The purpose of the First Wind Bridge Credit Facility was to provide an interim line of credit to backstop expenses related to the acquisition of First Wind Holdings, LLC. The First Wind Bridge Credit Facility was terminated in conjunction with the acquisition consummation on January 29, 2015. No amounts were drawn under the First Wind Bridge Credit Facility.
First Wind Exchangeable Notes
On January 29, 2015, a wholly-owned subsidiary of SunEdison, issued $337 million aggregate principal amount of 3.75% Guaranteed Exchangeable Senior Secured Notes due 2020 (the “Exchangeable Notes”) in a private placement pursuant to an indenture agreement (the “Exchangeable Notes Indenture”), among the subsidiary, SunEdison, as guarantor, and Wilmington Trust, National Association, as exchange agent, registrar, paying agent and collateral agent (the “Exchangeable Notes Trustee”). In connection with the issuance of the Exchangeable Notes, the subsidiary also entered into a pledge agreement with the Exchangeable Notes Trustee, in its capacity as collateral agent, providing for the pledge of TerraForm shares of Class B common stock and Terra LLC’s Class B units held by the subsidiary (the “Class B Securities”) as described below.

The proceeds of the Exchangeable Notes made up a portion of SunEdison’s upfront consideration for the acquisition of First Wind Holdings, LLC. The Exchangeable Notes bear interest at a rate of 3.75% per annum and mature on January 15, 2020. Interest on the Exchangeable Notes are payable semiannually in arrears to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date on January 15 and July 15 of each year, commencing on July 15, 2015.
The Exchangeable Notes are secured by a first priority lien on the Class B Securities, equal to the number of shares of TerraForm Class A Common Stock initially issuable upon exchange of the Exchangeable Notes, including the maximum number of shares of TerraForm Class A Common Stock to be issued upon exchange in connection with a make-whole fundamental change, which Class B Securities were transferred by SunEdison to the subsidiary upon issuance of the Exchangeable Notes. SunEdison will transfer to the subsidiary, and the subsidiary will pledge, on a first priority basis, additional shares of the Class B Securities in connection with any adjustment to the exchange rate, so that, at all times, the Class B Securities equal to the full number of shares of TerraForm Class A Common Stock issuable upon exchange of the Exchangeable Notes shall be held by the subsidiary and subject to such first priority lien. The Exchangeable Notes are fully and unconditionally guaranteed by SunEdison. The Exchangeable Notes and the guarantees are pari passu in right of payment to the SunEdison’s obligations under its outstanding convertible debt.
Holders of the Exchangeable Notes may exchange their Exchangeable Notes at their option on or after January 29, 2016 at any time prior to the close of business on the business day immediately preceding the maturity date. Upon exchange, the subsidiary will deliver shares of TerraForm Class A Common Stock, based upon the applicable exchange rate (together with a cash payment in lieu of delivering any fractional share). The initial exchange rate is 28.9140 shares of TerraForm Class A Common Stock per $1,000 principal amount of Exchangeable Notes, equivalent to an initial exchange price of approximately $34.58 per share of TerraForm Class A Common Stock. The exchange rate is subject to adjustment in some events but will not be adjusted for accrued interest.
The subsidiary may not redeem the relevant Exchangeable Note prior to the maturity date, and no “sinking fund” is provided for the Exchangeable Notes. Upon the occurrence of a “Fundamental Change” (as defined in the Exchangeable Notes Indenture), holders of the Exchangeable Notes may require the subsidiary to repurchase for cash the Exchangeable Notes at a price equal to 100% of the principal amount of the Exchangeable Notes being repurchased plus any accrued and unpaid interest up to, but excluding, the repurchase date; provided, however, that if the repurchase date is after a regular record date and on or prior to the interest payment date to which it relates, the subsidiary will instead pay interest accrued to the interest payment date to the holder of record of the Exchangeable Note as of the close of business on the regular record date, and the Fundamental Change purchase price shall then be equal to 100% of the principal amount of the note subject to purchase and will not include any accrued and unpaid interest. In addition, following certain events that constitute “Make-Whole Fundamental Changes” (as defined in the Exchangeable Notes Indenture), the subsidiary will increase the exchange rate for holders who elect to exchange Exchangeable Notes in connection with such events in certain circumstances.
Renewable Energy Credit Facility
On February 28, 2014, we entered into a credit agreement with the lenders identified therein, Wells Fargo Bank, National Association, as administrative agent, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers and joint syndication agents, and Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Macquarie Capital (USA) Inc., as joint bookrunners (the “Credit Facility”). The Credit Facility provided for a senior secured letter of credit facility in an aggregate principal amount up to $265 million and has a term ending February 28, 2017. In the second quarter 2014, the parties added additional issuers to the Credit Facility to increase the funds available from $265 million to $315 million. Also in the second quarter of 2014, all related parties executed an amendment allowing us to increase aggregate funds committed up to $800 million ($400 million prior to amendment), subject to certain conditions. In the fourth quarter of 2014, the parties added additional issuers to the Credit Facility to increase the funds available from $315 million to $540 million. Also in the fourth quarter of 2014, all parties executed an amendment permitting us to secure additional financing in an amount up to $815 million for the First Wind Bridge Facility (see "First Wind Bridge Credit Facility"). In the first quarter of 2015, an issuer that remains party to the facility committed $25 million in additional funds, increasing the aggregate funding under the Credit Facility from $540 million to $565 million. In addition, the parties executed an amendment permitting us to secure additional financing in an amount up to $410 million secured by certain equity interests in TerraForm Power, Inc. (see "Margin Loan Agreement") and to issue up to $500 million in convertible senior notes due 2022 (see "2022 Notes"). In April 2015, several issuers that remain party to the Credit Facility committed $75 million in additional funds, increasing the aggregate funding under the Credit Facility from $565 million to $640 million.
The Credit Facility will be used to backstop outstanding letters of credit issued by Bank of America, N.A. under our former revolving credit facility until they expire, as well as for general corporate purposes. In addition, the amendment to the Credit Facility will permit investments in (i) a subsidiary formed for the purpose of owning subsidiaries that own and operate

Alternative Fuel Energy Systems (as defined in the Credit Facility) and (ii) wind, biomass, natural gas, hydroelectric, geothermal or other clean energy generation installations or hybrid energy generation installations. We paid fees of $6 million upon entry into the Credit Facility, which were recognized as deferred financing fees.
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
The Credit Facility, as amended, contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio of 3.0 to 1.0 which excludes the 2018/2021 Notes, 2020 Notes and 2022 Notes (measurement commencing with the last day of the fiscal quarter ending December 31, 2014 and a minimum liquidity amount (measurement commencing with the last day of the fiscal quarter ending June 30, 2014) of the lesser of (i) $400 million and (ii) the sum of (x) $300 million plus (y) the amount, if any, by which the aggregate commitments exceed $300 million at such time. The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness of SunEdison, Inc. in excess of $50 million, including the 2018/2021 Notes, 2020, and 2022 Notes but excluding our non-recourse indebtedness.
The Credit Facility also contains mandatory prepayment and/or cash collateralization provisions applicable to specified asset sale transactions as well as our receipt of proceeds from certain insurance or condemnation events and the incurrence of additional indebtedness.
As of March 31, 2015, we had $565 million of outstanding third party letters of credit backed by the Credit Facility.
Acquisition Facility
On December 22, 2014, a subsidiary entered into a credit and guaranty agreement with various lenders and J.P. Morgan, as administrative agent, collateral agent, documentation agent, sole lead arranger, sole lead bookrunner, and syndication agent (the “Acquisition Facility”). The Acquisition Facility provides for a term loan credit facility in the amount of $150 million which will be used for the acquisition of certain renewable energy generation assets. In May 2015, three additional lenders became party to the Acquisition Facility and committed additional funds, increasing the aggregate funding under the Acquisition Facility from $150 million to $362 million.
The TerraForm Global Acquisition Facility will mature on the earlier of December 22, 2016 and the date on which all loans under the Acquisition Facility become due and payable in full, whether by acceleration or otherwise. The principal amount of loans under the TerraForm Global Acquisition Facility is payable in consecutive semiannual installments on June 22, 2015 and December 22, 2015, in each case, in an amount equal to 0.5% of the original principal balance of the loans funded prior to such payment, with the remaining balance payable on the maturity date. Loans under the TerraForm Global Acquisition Facility are non-recourse debt to entities outside of the legal entities that subscribe to the debt.
Loans and each guarantee under the Acquisition Facility are secured by first priority security interests in all of the subsidiary's assets and the assets of the subsidiary's domestic subsidiaries. Interest is based on the subsidiary's election of either a base rate plus the sum of 6.5% and a spread (as defined) or a reserve adjusted eurodollar rate plus the sum of 7.5% and the spread. The reserve adjusted eurodollar rate will be subject to a floor of 1.0% and the base rate will be subject to a floor of 2.0%. The spread will initially be 0.50% per annum, commencing on the five-month anniversary of the closing date, and will increase by an additional 0.25% per annum every ninety days thereafter. As of March 31, 2015, the interest rate under the Acquisition Facility was 8.5%. The Acquisition Facility contains customary representations, warranties, and affirmative and negative covenants, including a minimum debt service coverage ratio applicable to the subsidiary (1.15:1.00 starting March 31, 2015) that will be tested quarterly. The Acquisition Facility loans may be prepaid in whole or in part without premium or penalty, and outstanding Acquisition Facility loans must be prepaid in certain specified circumstances.
At March 31, 2015, TerraForm Global had borrowed $150 million under the Acquisition Facility. We paid debt issuance fees of $7 million upon entry into the Acquisition Facility, which were recognized as deferred financing fees.
SMP Ltd. Credit Facilities

As a result of the acquisition of SMP Ltd. discussed in Note 3, our consolidated long-term debt includes SMP Ltd.'s four non-recourse term loan facilities and its working capital revolving credit facility. The term loan facilities provide for a maximum credit amount of 475 billion South Korean won in aggregate, which translates to $430 million as of March 31, 2015. The credit facilities hold maturity dates ranging from March 2019 to May 2019. Principal and interest on the term loan facilities are paid quarterly, with annual fixed interest rates ranging from 5.25% to 5.5%. As of March 31, 2015, a total of $366 million was outstanding under the term loan facilities.
Project Financing
Our renewable energy systems for which we have short-term and long-term debt, capital leaseback and finance obligations are included in separate legal entities. Of this total debt outstanding, $3,676 million relates to project specific non-recourse financing that is backed by renewable energy system operating assets. This debt has recourse to those separate legal entities but no recourse to us under the terms of the applicable agreements. These finance obligations are fully collateralized by the related renewable energy system assets and may also include limited guarantees by us related to operations, maintenance and certain indemnities.
Project Construction Facilities
On March 26, 2014, we entered into a financing agreement with certain lenders; Wilmington Trust, National Association, as administrative agent; Deutsche Bank Trust Company Americas, as collateral agent and loan paying agent; and Deutsche Bank Securities Inc., as lead arranger, bookrunner, structuring bank and documentation agent (the “Construction Facility”). The Construction Facility originally provided for a senior secured revolving credit facility in an amount up to $150 million and has a term ending March 26, 2017. During the third quarter of 2014, the parties agreed to increase the amount available under the Construction Facility to $285 million. The Construction Facility is used to support the development and acquisition of new projects in the United States and Canada. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $300 million. We paid fees of $8 million upon entry into the Construction Facility, which were recognized as deferred financing fees.
Loans under the Construction Facility are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and are secured by a pledge of collateral of the project company, including the project contracts and equipment. Interest on loans under the Construction Facility is based on our election of either LIBOR plus an applicable margin of 3.5%, or a defined prime rate plus an applicable margin of 2.5%. As of March 31, 2015, the interest rate under the Construction Facility was 5.75%.
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
At March 31, 2015, we had borrowed $52 million under the Construction Facility, which is classified under system pre-construction, construction and term debt. As of March 31, 2015, we had $94 million blocked for currently funded projects, which reduced the available capacity. Therefore, letters of credit could be issued under the Construction Facility for the remaining capacity totaling $139 million as of March 31, 2015.
In the event additional construction financing is needed, and we are unable to obtain alternative financing, or if we have inadequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.
System Pre-Construction, Construction and Term Debt
We typically finance our renewable energy projects through project entity specific debt secured by the project entity's assets (mainly the renewable energy system) with no recourse to us. Typically, financing arrangements provide for a construction loan, which upon completion will be converted into a term loan, and generally do not restrict the future sale of the project entity to a third party buyer. As of March 31, 2015, we had system pre-construction, construction and term debt outstanding of $2,064 million, which is comprised of a combination of fixed and variable rate debt. The variable rate debt has interest rates tied to the London Interbank Offered Rate, the Euro Interbank Offer Rate, the Canadian Dollar Offered Rate, the Johannesburg Interbank Acceptance Rate, and the Prime Rate. The variable interest rates have primarily been hedged by our outstanding interest rate swaps as discussed in Note 9. The interest rates on these obligations range from 1.6% to 14.0% and have maturities that range from 2015 to 2031. The weighted average interest rate on the same construction and term debt was 5.28% as of March 31, 2015.

As of March 31, 2015, $532 million in non-recourse project debt was included in our consolidated long-term debt as a result of the acquisition of SRP as discussed in Note 3. The weighted average interest rate on this debt was 3.61% as of March 31, 2015. In the third quarter of 2014, legislation changes in Italy introduced modifications to the feed in tariff programs that were previously guaranteed by the Italian government. As of March 31, 2015, we have concluded that these legislation changes did not result in an event of default under the relevant credit agreements.
During the second quarter of 2012, we violated covenants on two non-recourse solar energy system loans as a result of devaluation in the Indian Rupee. The renewable energy systems for these two project companies collateralized the loans and there is no recourse outside of these project companies for payment. On September 28, 2012, we obtained a waiver from the lender for the covenant violations, which had a grace period which expired on November 20, 2013. On July 4, 2014, we amended our loan agreements which included revisions to the financial covenants applicable to future periods and obtained a waiver for all prior covenant violations. As of March 31, 2015, we were again in violation of covenants for these two loans, and we intend to seek a waiver from the lender. The amount outstanding of $21 million under both loans was classified as current as of March 31, 2015.
Capital Leaseback Obligations
We are party to master lease agreements that provide for the sale and simultaneous leaseback of certain renewable energy systems constructed by us. As of March 31, 2015, we had $80 million of capital lease obligations outstanding. Generally, this classification occurs when the term of the lease is greater than 75% of the estimated economic life of the solar energy system and the transaction is not subject to real estate accounting. The terms of the leases are typically 25 years with certain leases providing terms as low as 10 years and providing for early buyout options. The specified rental payments are based on projected cash flows that the solar energy system will generate. We have not entered into any arrangements that have resulted in accounting for the sale-leaseback as a capital lease since November 2009.
Financing Leaseback Obligations
For certain transactions we account for the proceeds of sale-leasebacks as financings, which are typically secured by the renewable energy system asset and its future cash flows from energy sales, but without recourse to us under the terms of the arrangement. The structure of the repayment terms under the lease results in negative amortization throughout the financing period, and we therefore recognize the lease payments as interest expense. The balance outstanding for sale-leaseback transactions accounted for as financings as of March 31, 2015 is $1,387 million, which includes the below mentioned transactions. The maturities range from 2021 to 2039 and are collateralized by the related solar energy system assets with a carrying amount of $1,285 million.
On March 31, 2011, one of our project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain renewable energy systems constructed by us. The total capacity under this agreement is $125 million, of which $124 million is outstanding and $1 million is available as of March 31, 2015. The specified rental payments under the master lease agreement are based on projected cash flows that the renewable energy systems generate.
On September 24, 2012, one of our project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain renewable energy systems constructed by us. The total capacity under this agreement was $102 million, of which $97 million is outstanding and $5 million was available as of March 31, 2015. The specified rental payments under the master lease agreement are based on projected cash flows that the renewable energy systems generate.
Other Credit Facilities
On December 19, 2014, a subsidiary entered into a credit and guaranty agreement with the Oversea-Chinese Banking Corporation Limited ("OCBC") as sole lead arranger and lender (the “OCBC Facility"). The OCBC Facility provides for a draft loan credit facility in an amount up to $120 million. On December 30, 2014, the subsidiary borrowed $119 million under the OCBC Facility to fund a portion of the purchase price for certain tax credit qualified turbines. The borrowings under the OCBC Facility will mature 6 months from the funding date unless payment is otherwise accelerated, subject to certain conditions. The principal and interest amount outstanding under the OCBC Facility is payable in full at maturity. Interest is calculated at an amount equal to LIBOR plus an applicable margin of 1.25%. As of March 31, 2015, interest was calculated at approximately 1.6%. In conjunction with the borrowing, an immaterial amount of debt issuance cost was recognized.
Of the remaining amount classified as other credit facilities at March 31, 2015, $103 million represents the cash proceeds that we received in connection with executed solar energy system sales contracts that have not met the sales recognition requirements under real estate accounting and have been accounted for as a financing transaction. The outstanding amount relates to cash proceeds received in connection with 14 projects for which we have substantial continuing involvement. There are no principal or interest payments associated with these transactions.
Capitalized Interest
During both the periods ended March 31, 2015 and 2014, we capitalized $10 million of interest.
TerraForm Power Segment Debt
TerraForm Credit Facilities
On July 23, 2014, in connection with the closing of the TerraForm IPO, TerraForm Operating, LLC ("Terra Operating LLC") and TerraForm Power, LLC ("Terra LLC"), both wholly-owned subsidiaries of TerraForm, entered into a revolving credit facility (the "2017 TerraForm Revolver") and a term loan facility (the "2019 TerraForm Term Loan" and together with the 2017 TerraForm Revolver, the “2014 TerraForm Credit Facilities”).
On January 28, 2015, TerraForm repaid the remaining outstanding principal balance on the 2019 TerraForm Term Loan of $574 million in full. TerraForm recognized a $12 million loss on the extinguishment of debt during the three months ended March 31, 2015 as a result of this repayment.
On January 28, 2015, TerraForm replaced the 2017 TerraForm Revolver with a new $550 million revolving credit facility (the "2020 TerraForm Revolver "). The 2020 TerraForm Revolver consists of a revolving credit facility in an amount of at least $550 million (available for revolving loans and letters of credit) and permits TerraForm to increase commitments to up to $725 million in the aggregate, subject to customary closing conditions. TerraForm recognized a $1 million loss on the extinguishment of debt during the three months ended March 31, 2015 as a result of exchange.
On May 4, 2015, TerraForm exercised its option to increase its borrowing capacity under the Revolver by $100.0 million. As a result of this transaction, TerraForm now has a total borrowing capacity of $650.0 million under the Revolver.
The 2020 TerraForm Revolver matures on January 27, 2020. Each of Terra Operating LLC's and Terra LLC’s existing and subsequently acquired or organized domestic restricted subsidiaries (excluding non-recourse subsidiaries) are or will become guarantors under the 2020 TerraForm Revolver.
All outstanding amounts under the 2020 TerraForm Revolver will bear interest initially at a rate per annum equal to, at Terra Operating LLC’s option, either (i) a base rate plus a margin of 1.50% or (ii) a reserve adjusted Eurodollar rate plus a margin of 2.50%. After the fiscal quarter ended June 30, 2015, the base rate margin will range between 1.25% and 1.75% and the Eurodollar rate margin will range between 2.25% and 2.75% as determined by reference to a leverage-based grid.
The 2020 TerraForm Revolver provides for voluntary prepayments, in whole or in part, subject to notice periods, and requires Terra Operating LLC to prepay outstanding borrowings in an amount equal to 100% of the net cash proceeds received by Terra LLC or its restricted subsidiaries from the incurrence of indebtedness not permitted by the 2020 TerraForm Revolver by Terra Operating LLC or its restricted subsidiaries.
The 2020 TerraForm Revolver, each guaranty and any interest rate, currency hedging or hedging of renewable energy credits obligations of Terra Operating LLC or any guarantor owed to the administrative agent, any arranger or any lender under the 2020 TerraForm Revolver is secured by first priority security interests in (i) all of Terra Operating LLC's and each guarantor’s assets, (ii) 100% of the capital stock of each of Terra Operating LLC’s and its domestic restricted subsidiaries and 65% of the capital stock of Terra Operating LLC’s foreign restricted subsidiaries, and (iii) all intercompany debt. Notwithstanding the foregoing, collateral under the 2020 TerraForm Revolver excludes the capital stock of non-recourse subsidiaries.
Senior Notes due 2023
On January 28, 2015, our indirect subsidiary Terra Operating LLC issued $800 million of 5.875% senior notes due 2023 at a price of 99.214% or the "TerraForm Senior Notes." Terra Operating LLC used the net proceeds from the offering to fund a portion of the price of the First Wind acquisition. The Senior Notes are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions. Interest on the Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2015.
Bridge Facility
On March 31, 2015, TerraForm entered into an agreement with Morgan Stanley Senior Funding, Inc. which provides TerraForm with up to a $515.0 million senior unsecured ridge facility (the "Bridge Facility"). The Bridge Facility may be used by TerraForm, subject to ce1tain conditions, to fund acquisitions, to repay certain indebtedness of acquisition facilities and to pay related fees and expenses. On April 20, 2015, the Bridge Facility was amended to add Citigroup Global Markets Inc., Barclays Bank PLC and J.P. Morgan Securities ~C as participants to the Bridge Facility in addition to Morgan Stanley Senior Funding, Inc.
Other System Financing Obligations
Other TerraForm Power system financing obligations primarily consist of $402 million of long-term debt assumed as a result of the acquisition of Mt. Signal. The senior secured notes bear interest at 6% and mature in 2038. Interest on the notes is payable semi-annually on June 30 and December 31 of each year, commencing on June 30, 2013. A letter of credit facility was also extended to the project company to satisfy certain security obligations under the PPA, other project agreements and the notes. The facility will terminate on the earlier of July 2, 2019 and the fifth anniversary of the Mt. Signal project’s completion date.
In addition, as of March 31, 2015, $211 million of fixed rate non-recourse debt financing arrangements used to finance the construction of a solar power plant in Chile are included in the balance of other system financing obligations. These agreements were executed in the third quarter of 2013. The weighted average interest rate on these obligations as of March 31, 2015 was 6.00%.
9. DERIVATIVES AND HEDGING INSTRUMENTS
SunEdison's hedging activities consist of:

In millions		Assets (Liabilities or Equity) Fair Value
Type of Instrument	Balance Sheet Classification	As of March 31, 2015	As of December 31, 2014
Derivatives designated as hedging:
Interest rate swaps	Other assets	$—	$2
	Accumulated other comprehensive income	—	(2)
Interest rate swaps	Other liabilities	(62)	(8)
	Accumulated other comprehensive loss	7	7
Cross currency swaps	Other assets	76	76
	Other liabilities	(50)	(55)
	Accumulated other comprehensive loss (income)	9	(21)
Commodity derivative	Other liabilities	(8)	—
	Accumulated other comprehensive income	(14)	—
Derivatives not designated as hedging:
Currency forward contracts	Other assets	3	2
	Other liabilities	(1)	(4)
Interest rate swaps	Other liabilities	(34)	(61)
Commodity derivative	Other assets	41	—

		Losses (Gains)
In millions	Statement of Operations Classification	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Derivatives not designated as hedging:
Currency forward contracts	Other, net	$(4)	$10
Interest rate swaps	Interest expense	32	9
Commodity derivative	Net sales	4	—
Note hedges	Gain on convertible note derivative	—	(300)
Conversion options	Loss on convertible note derivative	—	317
Warrants	Loss on convertible note derivative	—	435
To mitigate financial market risks of fluctuations in foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing our net exposure. A substantial portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen, the Canadian Dollar, the South African Rand, Korean Won and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time, we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts. As of March 31, 2015 and December 31, 2014, these currency forward contracts had net notional amounts of $274 million and $294 million, respectively, and are accounted for as economic hedges. There were no outstanding currency forward contracts designated as cash flow hedges as of March 31, 2015 and December 31, 2014.
During the second quarter of 2013, we entered into a cross currency swap with a notional amount of $186 million accounted for as a cash flow hedge. The amounts recorded to the consolidated balance sheet, as provided in the table above, represent the fair value of the net amount that would settle on the balance sheet date if the swap was transferred to other third parties or canceled by us. The effective portion of this cash flow hedge instrument during the quarter ended March 31, 2015 was recorded to accumulated other comprehensive loss (income) in the condensed consolidated balance sheet. No amount of ineffectiveness was recognized during the quarters ended March 31, 2015 and December 31, 2014.
As of March 31, 2015, we are party to certain interest rate swap instruments that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution counterparties to the agreements pay us a floating interest rate. The amount recorded in the consolidated balance sheet represents the estimated fair value of the net amount that we would settle on March 31, 2015 if the agreements were transferred to other third parties or cancelled by us. The effective portion of these cash flow hedges was a net loss of $7 million and $5 million for the quarters ended March 31, 2015 and December 31, 2014, which was recognized in accumulated other comprehensive loss (income) in the condensed consolidated balance sheet. There was no material ineffectiveness recorded for the quarters ended March 31, 2015 and 2014.
As of March 31, 2015, we are party to certain interest rate swap instruments that are accounted for as economic hedges. These instruments are used to hedge floating rate debt and are not accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution counterparties to the agreements pay us a floating interest rate. The amount recorded in the consolidated balance sheet represents the estimated fair value of the net amount that we would settle on March 31, 2015, if the agreements were transferred to other third parties or cancelled by us. Because these hedges are deemed economic hedges and not accounted for under hedge accounting, the changes in fair value are recorded to non-operating expense (income) within the consolidated statement of operations. The fair value of these hedges was a net liability of $34 million and $61 million as of March 31, 2015 and December 31, 2014, respectively.
Through our acquisition of First Wind, we became party to certain commodity contracts used to hedge the cash flows associated with commodity price variability inherent in electricity sales arrangements. If we sell electricity to an independent system operator market and there is no PPA available, we may enter into a commodity contract to stabilize all or a portion of our estimated revenue stream.
As of March 31, 2015, we are party to one such commodity contract that is accounted for using hedge accounting. This commodity contract requires physical delivery of specific quantities of electricity at a fixed price, and, if actual monthly quantities produced are insufficient to make such deliveries, we are obligated to purchase the shortfall amount in the electricity market and deliver it to the counterparty. As this commodity contract has been designated as a cash flow hedge, the changes in its fair value are recognized in other comprehensive income in the condensed consolidated balance sheet. The fair value of this commodity contract was recorded as a liability of $8 million as of March 31, 2015.
As of March 31, 2015, we are party to certain other First Wind-related commodity contracts that are accounted for as economic hedges. These price swap agreements involve periodic settlements for specific quantities of electricity based on a fixed price and are obligated to pay the counterparty market price for the same quantities of electricity. As these hedges are deemed economic hedges and not accounted for under hedge accounting, the changes in fair value are recognized in net sales in the condensed consolidated statement of operations. The fair values of these hedges were recorded as an asset totaling $41 million as of March 31, 2015.
In connection with the senior convertible notes issued in December 2013 and June 2014 as discussed in Note 8, we entered into privately negotiated convertible note hedge transactions and warrant transactions. Assuming full performance by the counterparties, these instruments are meant to effectively reduce our potential payout over the principal amount on the senior convertible notes upon conversion. Refer to Note 8 for additional information.
In connection with the senior convertible notes issued in January 2015 as discussed in Note 8, we entered into privately negotiated capped call option agreements. Assuming full performance by the counterparties, these instruments are meant to reduce the potential dilution to holders of our common stock upon conversion of the 2022 Notes. Refer to Note 8 for additional information.
10. FAIR VALUE MEASUREMENTS
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying consolidated balance sheets:

	As of March 31, 2015				As of December 31, 2014
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap assets	$—	$—	$—	$—	$—	$2	$—	$2
Interest rate swap liabilities	—	(96)	—	(96)	—	(69)	—	(69)
Currency forward contract assets	3	—	—	3	2	—	—	2
Currency forward contract liabilities	(1)	—	—	(1)	(4)	—	—	(4)
Cross currency swap assets	—	76	—	76	—	76	—	76
Cross currency swap liability	—	(50)	—	(50)	—	(55)	—	(55)
Commodity contract assets	—	41	—	41	—	—	—	—
Commodity contract liability	—	—	(8)	(8)	—	—	—	—
Contingent consideration related to acquisitions	—	—	(517)	(517)	—	—	(43)	(43)
Total	$2	$(29)	$(525)	$(552)	$(2)	$(46)	$(43)	$(91)
The fair values of assets and liabilities are determined using either unadjusted quoted prices in active markets (Level 1) or pricing inputs that are observable (Level 2) whenever that information is available and using unobservable inputs (Level 3) to estimate fair value only when relevant observable inputs are not available. We use valuation techniques that maximize the use of observable inputs. Assets and liabilities are classified in their entirety based on the lowest priority level of input that is significant to the fair value measurement.
Our interest rate swaps are considered over the counter derivatives, and fair value is calculated using a present value model with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs, such as yield and credit curves are used within the present value models in order to determine fair value.
The fair value of our currency forward contracts is measured by the amount that would have been paid to liquidate and repurchase all open contracts. See Note 9 for additional discussion.
The primary inputs to the valuation models for commodity contracts are forward commodity pricing curves, risk-free discount rates and, to a lesser degree, credit spreads and volatilities. Where observable inputs are available for substantially the full term of the asset or liability, the instrument is categorized in Level 2. If the inputs into the valuation models are not corroborated by market data, the valuation for these contracts is established using techniques including extrapolation from, or interpolation between, forward prices for actively traded contracts, and a calculation of implied volatilities. An increase or decrease in forward prices would result in a decrease or increase, respectively, and an increase or decrease in implied volatilities would result in an increase or decrease, respectively, in the fair value measurement for the commodity contracts. When such inputs have a significant impact on the measurement of fair value, the instrument is categorized as Level 3. We regularly evaluate and validate the inputs used to determine fair value by using pricing services to support the market price of the underlying commodity.
See Note 12 for disclosures related to contingent consideration related to acquisitions.
There were no transfers between Level 1 and Level 2 financial instruments during the three month period ended March 31, 2015.
The tables below present changes in fair value for all cash instrument assets and liabilities categorized as Level 3 as of the end of the period:

	Level 3 Cash Instrument Assets at Fair Value for the Three Months Ended March 31, 2015
	Balance, Beginning of Period	Assets (Liability)Recognized in First Wind Purchase Accounting	Net Unrealized Gains/(Losses) Relating to Instruments Still Held at Period End	Balance, End of Period
In millions
Commodity contracts-energy	—	(22.0)	14.0	(8.0)
The following table presents the carrying amount and estimated fair value of our outstanding short-term debt, long-term debt and capital lease obligations as of March 31, 2015 and December 31, 2014, respectively:

	As of March 31, 2015		As of December 31, 2014
In millions	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Total debt and capital lease obligations	$9,161	$9,299	$6,993	$6,803
__________________________
(1)Fair value of our debt, excluding our 2018, 2020, 2021, and 2022 Notes, is calculated using a discounted cash flow model with consideration for our non-performance risk (Level 3 assumptions). The estimated fair value of our 2018, 2020, 2021, and 2022 Notes were based on a broker quotation (Level 1). The estimated fair value of our renewable energy system debt related to sale-leasebacks is significantly lower than the carrying value of such debt because the fair value estimate is based on the fair value of our fixed lease payments over the term of the leases (Level 3 assumptions). Under real estate accounting, this debt is recorded as a financing obligation, and substantially all of our lease payments are recorded as interest expense with little to no reduction in our debt balance over the term of the lease. As a result, our outstanding sale-leaseback debt obligations will generally result in a one-time gain recognition at the end of the leases for the full amount of the debt. The timing difference between expense and gain recognition will result in increased expense during the term of the leases with a gain recognized at the end of the lease.
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
The process for calculating income tax expense (benefit) includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The income tax benefit in the three month period ending March 31, 2015 is associated with tax expense as result of worldwide operational earnings mix at various rates, a tax benefit of $48 million related to the ability to use acquired deferred tax liabilities as a source of income against current year generated deferred tax assets, a tax benefit of $33 million for the establishment of deferred taxes related to certain convertible note transactions, a tax benefit of $13 million related to reduction of valuation allowance due to a taxable gain recognized in stockholders’ equity utilizing tax attributes previously offset with valuation allowance and a tax benefit of $3 million for reversal of certain liabilities for uncertain tax positions. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and the expected impact of tax planning strategies. Our total deferred tax assets, net of valuation allowance, or deferred tax liabilities as of March 31, 2015 and December 31, 2014, were a $64 million deferred tax liability and $30 million deferred tax asset, respectively. We believe that it is more likely than not, based on our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets which have not been offset by a valuation allowance at March 31, 2015.
We are subject to income taxes in the United States and numerous foreign jurisdictions. From time to time, we are subject to income tax audits in these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total accrual for uncertain tax positions was $13 million and $17 million as of March 31, 2015 and December 31, 2014, respectively.
The undistributed earnings of certain foreign subsidiaries are expected to be remitted to the U.S. parent corporation in the foreseeable future. The impact of the undistributed earnings that are currently expected to be remitted to the U.S. parent corporate in the foreseeable future is not material to the consolidated financial statements and would be fully offset by valuation allowances. The undistributed earnings of a substantial number of all other foreign subsidiaries are not expected to be remitted to the U.S. parent corporation in the foreseeable future. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Of our cash and cash equivalents and cash committed for construction projects as of March 31, 2015, $133 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects.
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
12. COMMITMENTS AND CONTINGENCIES
Contingent Consideration
We have recognized liabilities for contingent consideration as of March 31, 2015 in connection with the acquisitions of eight entities. The amount payable in cash is based on the entities achieving specific financial metrics or milestones in the development, installation and interconnection of renewable energy systems or shipment of solar modules for residential and small commercial installations.
We have estimated the fair value of the contingent consideration outstanding as of March 31, 2015 related to acquisitions to be $517 million, which reflects a discount at a credit adjusted interest rate for the period of the contingency. That measure is based on significant inputs that are not observable in the market, including a discount rate and a probability adjustment related to the entities' ability to meet operational metrics. The aggregate maximum payouts which could occur under these arrangements are $545 million.
The following table summarizes changes to the contingent consideration liability, a recurring Level 3 measurement, for the three month periods ended March 31, 2015 and 2014.

Contingent Consideration Related to Acquisitions
In millions
Balance at December 31, 2013	$35
Total unrealized losses included in earnings(1)	1
Payment of contingent consideration	(4)
Balance at March 31, 2014	$32
Balance at December 31, 2014	43
Initial recognition of contingent consideration related to acquisitions	483
Total unrealized losses included in earnings(1)	5
Payment of contingent consideration	(13)
Foreign currency translation adjustment	(1)
Balance at March 31, 2015	$517
The amount of total losses for the three months ended March 31, 2014 included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$1
The amount of total losses for the three months ended March 31, 2015 included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$5
__________________________

(1)	Amounts reported in marketing and administration expense in the condensed consolidated statements of operations for fair value adjustments and to interest expense for accretion.
Indemnification

We have agreed to indemnify some of our solar wafer customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims as of March 31, 2015.
We generally warrant the operation of our renewable energy systems for a period of time. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of historical material warranty claims and expected future claims, we have not recorded a material warranty accrual related to renewable energy systems as of March 31, 2015. We may also indemnify our customers for tax credits and feed-in tariffs associated with the systems we construct and then sell, including sale-leasebacks. During the three month period ended March 31, 2015, we made no additional payments, net of recoveries, under the terms of the lease agreements to indemnify our sale-leaseback customers for shortfalls in amounts approved by the U.S. Treasury Department related to Grant in Lieu program tax credits. Based on current information, we are unable to estimate additional exposures to the indemnification of tax credits and feed-in tariffs.
In connection with certain contracts to sell renewable energy systems directly or as sale-leasebacks, our SunEdison LLC subsidiary has guaranteed the systems' performance for various time periods following the date of interconnection. Also, under separate operations and maintenance services agreements, SunEdison LLC has guaranteed the uptime availability of the systems over the term of the arrangements, which may last up to 25 years. To the extent there are shortfalls in either of the guarantees, SunEdison LLC is required to indemnify the purchaser up to the guaranteed amount through a cash payment. The maximum losses that SunEdison LLC may be subject to for non-performance are contractually limited by the terms of each executed agreement.
PBGC Notice
SunEdison received a notice from the Pension Benefit Guaranty Corporation (“PBGC”) in May 2014 that it intends to require an additional contribution to the U.S. pension plan under ERISA section 4062(e), which was transferred to SSL upon the completion of the SSL initial public offering. SunEdison has not received a formal assessment or concluded the negotiation process with the PBGC. The PBGC announced on July 8, 2014, a moratorium through the end of 2014 on the enforcement of 4062(e) cases. In December 2014, a new law went into effect that states 90% funded plans are not required to make additional contributions to cover liability shortages. Under this new ruling, we have not made any modifications to the U.S. pension plan assets because the U.S. pension plan is over 90% funded. We do not expect any final resolution with the PBGC to have a material impact on our financial condition or results of operations.
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
Wacker Chemie AG v. SunEdison, Inc.
On December 20, 2012, Wacker Chemie AG (“Wacker”) filed a notice of arbitration with the Swiss Chambers’ Arbitration Institution (the “SCAI”) against the company, requesting the resolution of a dispute arising from two agreements and a subsequent settlement agreement entered into between Wacker and the company. Following a hearing before the Arbitral Tribunal where procedural matters were established by the SCAI pursuant to the parties’ agreement, on September 27, 2013, Wacker filed a complete statement of claim. In the statement of claim, Wacker alleged that we failed to comply with our contractual obligations, in particular that we failed to take or pay for certain quantities of polycrystalline silicon as required under the settlement agreement. Wacker claimed a payment of 23 million euro plus interest for the payment of outstanding invoices and an amount of 92 million euro plus interest for damages it claims as a result of the alleged breach by the company through December 2013. During the first quarter of 2015, the parties negotiated to settle all claims and disputes relating to the previous agreements. During these negotiations, we indicated to Wacker our willingness to settle this matter for an amount that exceeded the estimate of the liability previously recognized in connection with our 2011 restructuring activities. As a result, we recognized a restructuring charge of $53 million during the three months ended March 31, 2015 to adjust the recorded contingent liability to our best estimate of the potential loss.
Daniel Gerber v. Wiltshire Council
On March 5, 2015, the U.K. High Court issued a verdict that quashed (nullified) the planning permission necessary to build an 11 MW renewable energy facility in Wiltshire, England. This facility has now commenced commercial operations. The court found that, among other issues, the local Wiltshire council failed to properly notify a local landowner (the claimant) or notify the English historic preservation agency before granting the permission. U.K. counsel have advised us that the quashing of this planning permission deviates significantly from established case law. We filed our appeal of this ruling on March 25, 2015, and we plan to assert a vigorous defense. At this time, we do not have enough information regarding the probable outcome or the estimated range of reasonably probable losses associated with this ruling, and as of March 31, 2015, no such accrual has been recorded in the condensed consolidated financial statements.
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
13. STOCKHOLDERS’ EQUITY

The following table presents the change in total stockholders' equity for the three month period ended March 31, 2015:

	SunEdison Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
In millions
Balance, January 1, 2015	$233	$1,252	$1,485	$—
Net loss	(372)	(52)	(424)	—
Other comprehensive loss before reclassifications, net of tax	(11)	(11)	(22)	—
Deconsolidation of SSL (see Note 2)	99	(158)	(59)	—
Issuance of 2022 Notes, net of tax (see Note 8)	57	—	57	—
Stock plans, net	17	5	22	—
TerraForm follow-on equity offering, net of tax	36	342	378	—
Dividends paid by TerraForm Power	—	(17)	(17)	—
TerraForm equity reallocation	59	(59)	—	—
Acquisition of First Wind (see Note 3)	—	114	114	7
Measurement period adjustments (see Note 3)	—	(19)	(19)	19
Other activity of noncontrolling interests	—	(54)	(54)	8
Balance, March 31, 2015	$118	$1,343	$1,461	$34
Redeemable Noncontrolling Interests
Noncontrolling interests in subsidiaries that are redeemable either at the option of the holder or at fixed and determinable prices at certain dates are classified as redeemable noncontrolling interests between liabilities and stockholders' equity in the unaudited condensed consolidated balance sheets.
TerraForm Follow-on Equity Offering
On January 22, 2015, TerraForm completed a follow-on offering of 13,800,000 shares of its Class A common stock at a price to the public of $29.33 per share for net proceeds of $391 million. TerraForm used the net proceeds from the offering primarily to repurchase TerraForm Class B common stock and Class B units from SunEdison, to fund a portion of the acquisition of certain power generation assets from First Wind and to repay remaining amounts outstanding under the TerraForm Term Loan.
Stock-Based Compensation
SunEdison, Inc.
SunEdison, Inc. has equity incentive plans that provide for the award of non-qualified stock options, restricted stock, performance shares, and restricted stock units to employees, non-employee directors and consultants, including employees, non-employee directors and consultants of TerraForm. As of March 31, 2015, there were 11,086,584 shares remaining available for future grant under these plans.
Stock options
The following table presents information regarding outstanding stock options of SunEdison, Inc. as of March 31, 2015 and changes during the three month period then ended:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	19,014,891	$7.06
Granted	100,000	22.17
Exercised	(1,700,934)	3.40
Forfeited	(422,417)	5.49
Expired	(4,420)	42.89
Outstanding at March 31, 2015	16,987,120	$7.55	$286
Options exercisable at March 31, 2015	9,824,251	$7.31	$171

The weighted-average grant-date fair value per share of options granted was $10.83 and $7.39 for the three month periods ended March 31, 2015 and 2014, respectively.
Restricted stock units
The following table presents information regarding outstanding restricted stock units of SunEdison, Inc. as of March 31, 2015 and changes during the three month period then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	7,542,808
Granted	2,299,842
Converted	(196,492)
Forfeited	(205,139)
Outstanding at March 31, 2015	9,441,019	$227
The weighted-average fair value of restricted stock units per share on the date of grant was $22.21 and $15.03 for the three month periods ended March 31, 2015 and 2014, respectively.
On March 2, 2015, we awarded 1,006,200 restricted stock units to certain employees of SunEdison, Inc. and TerraForm and on March 10, 2015 we awarded 246,000 restricted stock units to certain executives of SunEdison, Inc. and TerraForm. These restricted stock unit awards are 80% performance-based and 20% time-based, which are vested at 25% per year over a four year period. For the performance based restricted stock units, there are three performance tiers with each tier representing 33% of the entire grant. The performance tiers are measured on the dividend per share ("DPS") of TerraForm Power, Inc., a controlled publicly traded subsidiary, for which SunEdison, Inc. is the sponsor. Each of the performance tiers are based on TerraForm DPS targets, as pre-determined and approved by the SunEdison, Inc. Compensation Committee. If certain performance goals are not achieved, the first, second and third performance tiers are forfeited in its entirety. If certain performance goals are met by the first quarter of 2016, 2017, 2018, as measured by the last twelve months, the first, second and third tier will vest at 50%, 75% or 100%. Upon achievement of the targets, participants will vest in the respective tier at 50% during the measurement year, 30% the following year and 20% the year after that. The grant date fair value of these awards was $28 million which will be recognized as compensation cost on a straight line basis over the requisite service periods of four years for the time-based awards and five years for the performance-based awards. The grant date fair value of these awards was calculated based on the SunEdison, Inc. stock price on the date of grant since meeting the requisite performance conditions was considered probable as of this date.
TerraForm
TerraForm has equity incentive plans that provide for the award of incentive and non-qualified stock options, restricted stock awards and restricted stock units to employees and non-employee directors, including employees and non-employee directors of SunEdison, Inc. As of March 31, 2015, there were 1,696,198 shares remaining available for future grant under these plans.
Restricted stock awards
Restricted stock awards provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon cessation of services to the company, any unvested restricted stock awards will be canceled. All unvested restricted stock awards are paid dividends and distributions.
The following table presents information regarding outstanding restricted stock awards of TerraForm as of March 31, 2015 and changes during the three month period then ended:

	Number of Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2015	4,876,567	$1.12
Forfeited	(132,588)	0.68
Modified	66,294	35.05
Outstanding at March 31, 2015	4,810,273	$1.60

On March 20, 2015, TerraForm modified an award of a former employee, which resulted in the forfeiture of the existing award and granting of a new award. This modification increased the weighted-average grant date fair value of all outstanding restricted stock awards to $8 million, or $1.60 per share, as of March 31, 2015.
Restricted stock units
The following table presents information regarding outstanding restricted stock units of TerraForm as of March 31, 2015 and changes during the three month period then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	825,943
Granted	1,104,200
Outstanding at March 31, 2015	1,930,143	$70
The weighted-average fair value of restricted stock units per share on the date of grant was $34.01 for the three month period ended March 31, 2015. No restricted stock units were granted during the three month period ended March 31, 2015.
On March 10, 2015, TerraForm awarded 841,900 restricted stock units to certain employees and executive officers of SunEdison, Inc. and TerraForm. These restricted stock unit awards are 80% performance-based and 20% time-based, which are vested at 25% per year over a four year period. For the performance-based restricted stock units, there are three performance tiers with each tier representing 33% of the entire grant. The performance tiers are measured on the DPS of TerraForm. Each of the performance tiers are based on TerraForm DPS targets, as pre-determined and approved by the board of directors of TerraForm. If certain performance goals are not achieved, the first, second and third performance tiers are forfeited in its entirety. If certain performance goals are met by the first quarter of 2016, 2017, 2018, as measured by the last twelve months, the first, second and third tier will vest at 50%, 75% or 100%. Upon achievement of the targets, participants will vest in the respective tier at 50% during the measurement year, 30% the following year and 20% the year after that. The grant date fair value of these awards was $29 million which will be recognized as compensation cost on a straight line basis over the requisite service periods of four years for the time-based awards and five years for the performance-based awards. The grant date fair value of these awards was calculated based on the TerraForm stock price as of the date of grant since meeting the requisite performance conditions was considered probable as of this date.
Stock options
The following table presents information regarding outstanding stock options of TerraForm as of March 31, 2015 and changes during the three month period then ended:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	150,000	$29.31
Granted	—	—
Outstanding at March 31, 2015	150,000	$29.31	$1
Options exercisable at March 31, 2015	18,750	$29.31	$—
No stock options were granted by TerraForm during the three month periods ended March 31, 2015 and 2014.
SSL
Subsequent to the January 20, 2015 underwritten secondary offering described in Note 2, we no longer hold a majority of voting shares in SSL. As SunEdison ceased to own 50% or more of SSL’s outstanding ordinary shares, employees of SSL were deemed to have a termination of employment from SunEdison, Inc. under its various equity incentive plans and all of their outstanding equity awards with respect to SunEdison, Inc. stock would have been forfeited (in the case of unvested awards) or would have expired within three months (in the case of vested options) in accordance with the terms of such plans. In order to minimize the adverse impact of these plans’ provisions on the SSL employees, to provide for a fair continuation of the compensation previously granted and to ensure that SSL’s employees remain incentivized and committed to the mission and performance of SSL’s objectives, SSL and SunEdison, Inc. agreed, effective as of January 20, 2015, to replace 25% of the equity-based compensation awards relating to SunEdison, Inc. stock that are unvested and held by SSL employees (including non-U.S. employees, subject to applicable local laws) with adjusted stock options and restricted stock units, as applicable, for SSL’s ordinary shares, each of which generally preserves the value of the original awards. The portion of awards relating to

SunEdison, Inc. stock exchanged for awards relating to SSL stock are treated as forfeitures in the tables presented above. The remaining 75% of each of the unvested awards and all vested awards will continue to be held as stock options and restricted stock units, as applicable, for SunEdison, Inc. common stock by virtue of an amendment to our plans. These continuing options and restricted stock units will continue to vest in accordance with their terms, with employment by SSL deemed employment by the SunEdison, Inc. The options may be exercised, when vested, by SSL’s employees in accordance with the terms of the original grant. Vesting terms for any awards relating to SSL’s ordinary shares that were substituted for awards originally granted with respect to SunEdison, Inc. stock generally remain substantially similar to the vesting provided for under the original awards, subject to certain adjustments to reflect employment with SSL.
Stock-Based Compensation Expense
Consolidated stock-based compensation expense for the three month periods ended March 31, 2015 and 2014 was $19 million and $9 million, respectively.
14. LOSS PER SHARE
For the three months periods ended March 31, 2015 and 2014, the basic and diluted loss per share (EPS) were calculated as follows:

	Three Month Ended March 31, 2015		Three Month Ended March 31, 2014
	Basic	Diluted	Basic	Diluted
In millions, except per share amounts
EPS Numerator:
Net loss attributable to continued operations	$(251)	$(251)	$(599)	$(599)
Net loss attributable to discontinued operations	(121)	(121)	(15)	(15)
Adjustment for net income attributable to redeemable interest holder	—	—	(3)	(3)
Adjusted net loss to common stockholders	$(372)	$(372)	$(617)	$(617)

EPS Denominator:
Weighted-average shares outstanding	273	273	267	267
Loss per share from continuing operations	$(0.92)	$(0.92)	$(2.25)	$(2.25)
Loss per share from discontinued operations	(0.44)	(0.44)	(0.06)	(0.06)
Net loss per share	$(1.36)	$(1.36)	$(2.31)	$(2.31)
For the three months ended March 31, 2014, the numerator of the EPS from continuing operations calculation was reduced by the holder's share of the net income of the subsidiaries as a result of a share sale agreement entered into with the noncontrolling interest holder.
For the three months ended March 31, 2015 and 2014, all options and warrants to purchase our stock and restricted stock units, the conversion options, warrants and capped call features associated with the convertible senior notes (see Note 8) were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the respective periods.
15. COMPREHENSIVE LOSS
Comprehensive income (loss) represents a measure of all changes in equity that result from recognized transactions and other economic events other than transactions with owners in their capacity as owners. Other comprehensive income (loss) includes foreign currency translations, gains (losses) on available-for-sale securities, gains (losses) on hedging instruments and pension adjustments.

The following tables present the changes in each component of accumulated other comprehensive loss, net of tax:

	Three Months Ended,
	March 31, 2015	March 31, 2014
In millions
Foreign currency translation adjustments(1)
Beginning balance	$(54)	$(20)
Other comprehensive (loss) income before reclassifications	(11)	1
Amounts reclassified from other comprehensive loss(3)	55	—
Net other comprehensive income(2)	44	1
Balance at March 31	$(10)	$(19)

Cash flow hedges
Beginning balance	$(12)	$(12)
Other comprehensive income before reclassifications	—	9
Amounts reclassified from other comprehensive loss	—	—
Net other comprehensive income(2)	—	9
Balance at March 31	$(12)	$(3)

Benefit plans(1)
Beginning balance	$(44)	$(28)
Other comprehensive income before reclassifications	—	1
Amounts reclassified from other comprehensive loss(4)	44	—
Net other comprehensive income(2)	44	1
Balance at March 31	$—	$(27)

Accumulated other comprehensive loss at March 31	$(22)	$(49)
__________________________

(1)	Excludes changes in accumulated other comprehensive loss related to noncontrolling interests. Refer to the condensed consolidated statements of comprehensive loss.

(2)	Total other comprehensive income attributable to SunEdison stockholders was $88 million and $11 million for the three month periods ended March 31, 2015 and March 31, 2014, respectively.

(3)
Amounts reclassified from accumulated other comprehensive loss related to foreign currency translation adjustments are classified as discontinued operations in the condensed consolidated statements of operations and represent a portion of the loss on disposal of SSL.

(4)
Amounts reclassified from accumulated other comprehensive loss related to benefit plans are classified as discontinued operations in the condensed consolidated statements of operations and represent a portion of the loss on disposal of SSL.

16. VARIABLE INTEREST ENTITIES
We consolidate any VIEs in renewable energy projects in which we are the primary beneficiary. The carrying amounts and classification of our consolidated VIEs’ assets and liabilities included in our consolidated balance sheet are as follows:

	As of March 31, 2015	As of December 31, 2014
In millions
Current assets	$254	$309
Noncurrent assets	2,996	2,952
Total assets	$3,250	$3,261
Current liabilities	$372	$675
Noncurrent liabilities	1,694	1,431
Total liabilities	$2,066	$2,106

The amounts shown in the table above exclude intercompany balances which are eliminated upon consolidation. All of the assets in the table above are restricted for settlement of the VIE obligations, and all of the liabilities in the table above can only be settled using VIE resources. The amounts shown above in the table exclude any potential VIEs under the First Wind acquisition as we have not completed the purchase accounting related to this business combination. See Note 3 for further details.
17. REPORTABLE SEGMENTS
Effective January 20, 2015, in connection with the disposal of our controlling interest in SSL (see Note 2), we determined that our Semiconductor Materials segment met the criteria for classification as discontinued operations. As such, our Semiconductor Materials segment is no longer considered a reportable segment. The information in the tables below has been presented on this basis for all periods presented.
Effective January 29, 2015, we completed the previously announced acquisition of First Wind Holdings, LLC ("First Wind"), a U.S. based renewable energy company focused on the development and operation of utility-scale wind and solar energy projects. As a consequence of our expansion into wind power generation through the completion of the First Wind acquisition, we renamed the segment previously referred to as our Solar Energy segment. Henceforth, this segment will be referred to as our Renewable Energy Development segment. In addition to solar and wind energy generation, management intends to explore opportunities to expand into other methods of clean energy generation in the future.
We are organized by end market, with two business segments: Renewable Energy Development and TerraForm Power. Our Renewable Energy Development segment provides renewable energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the downstream solar market for our customers. Our Renewable Energy Development segment also owns and operates solar power plants, manufactures polysilicon and silicon wafers, and subcontracts the assembly of solar modules to support our downstream solar business, as well as for sale to external customers as market conditions dictate. Our TerraForm Power segment owns and operates clean power generation assets, both developed by our Renewable Energy Development segment and acquired through third party acquisitions, which sell electricity through long-term power purchase agreements to utility, commercial, and residential customers.
The Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The CODM primarily evaluates segment performance based on segment operating profit plus interest expense. The CODM also evaluates the business on several other key operating metrics, including free cash flow.

The following table shows information by operating segment for the three month periods ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
In millions
Net sales:
Renewable Energy Development	$262	$346
TerraForm Power	71	8
Intersegment elimination(1)	(10)	(14)
Consolidated net sales	$323	$340
Operating (loss) income:
Renewable Energy Development	$(205)	$(64)
TerraForm Power	(12)	2
Consolidated operating (loss) income	$(217)	$(62)
Interest expense:
Renewable Energy Development	$119	$60
TerraForm Power	37	7
Consolidated interest expense	$156	$67
Depreciation and amortization:
Renewable Energy Development	$35	$30
TerraForm Power	39	4
Consolidated depreciation and amortization(2)	$74	$34
Capital expenditures:
Renewable Energy Development(3)	$391	$327
TerraForm Power	1	—
Consolidated capital expenditures(4)	$392	$327
_____________________

(1)
Intersegment sales eliminations relate to operations and maintenance services provided by the Renewable Energy Development segment to the TerraForm Power segment and the sale of polysilicon from the Renewable Energy Development segment to SSL prior to the Semiconductor Materials segment meeting the definition of a discontinued operation.

(2)
Consolidated depreciation and amortization per the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 includes $10 million and $28 million respectively, of depreciation and amortization related to discontinued operations.

(3)	Consists primarily of construction of renewable energy systems of $344 million and $326 million for the three month periods ended March 31, 2015 and 2014, respectively.

(4)
Consolidated capital expenditures per the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 includes $14 million and $19 million, respectively, of capital expenditures related to discontinued operations.

Intersegment Sales
Sales of renewable energy systems by the Renewable Energy Development segment to the TerraForm Power segment are considered transfers of interests between entities under common control. Accordingly, these transactions are recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash proceeds from the sale and the historical carrying value of the net assets is recorded as a distribution by TerraForm to SunEdison and reduces the balance of the noncontrolling interest in TerraForm.
Renewable Energy Development
During the three months ended March 31, 2015, our Renewable Energy Development segment recognized restructuring charges of $53 million related to a dispute with Wacker Chemie AG. See Note 12 for additional information. During the three months ended March 31, 2014 our Renewable Energy Development segment recognized restructuring charges of $7 million related to the settlement of a polysilicon supply agreement with SSL.
TerraForm Power

During the three months ended March 31, 2015, our TerraForm Power segment had acquisition and related costs of $14 million. There were no such costs in the three month period ended March 31, 2014.
Transfers of Capital Expenditures
A reconciliation of the capital expenditures reported above on a segment basis to the capital expenditures reported by TerraForm on a standalone basis in accordance with rules applicable to transactions between entities under common control is as follows:

	Renewable Energy Development	TerraForm Power
In millions
Capital expenditures for the three month period ended March 31, 2015 as reported on a segment basis	$391	$1
Capital expenditures transferred from Renewable Energy Development to TerraForm	(82)	82
Capital expenditures for the three month period ended March 31, 2015 as reported by TerraForm	$309	$83

Capital expenditures for the three month period ended March 31, 2014 as reported on a segment basis	$327	$—
Capital expenditures transferred from Renewable Energy Development to TerraForm	(103)	103
Capital expenditures for the three month period ended March 31, 2014 as reported by TerraForm	$224	$103
18. PROPOSED INITIAL PUBLIC OFFERING OF TERRAFORM GLOBAL, INC.
On September 29, 2014, we announced our plan to monetize certain of our renewable energy generation assets located in emerging markets by aggregating them under a dividend growth-oriented subsidiary (originally named SunEdison Emerging Markets Yield, Inc. and now TerraForm Global, Inc., or “TerraForm Global") and divesting an interest in TerraForm Global through an initial public offering (the "proposed TerraForm Global IPO"). TerraForm Global would initially own renewable energy generation assets located in China, Brazil, India, Peru, Uruguay, Malaysia, Thailand and South Africa. We expect to retain majority ownership of TerraForm Global and to provide specified support services to TerraForm Global based on terms that have not yet been determined. Concurrently with this announcement, we submitted a registration statement on a confidential basis with the SEC with respect to the proposed TerraForm Global IPO.
The completion of the proposed TerraForm Global IPO and related transactions are subject to numerous conditions, including market conditions, approval by our Board of Directors of the terms of the proposed TerraForm Global IPO and receipt of all regulatory approvals, including the effectiveness of the registration statement that has been submitted to the SEC.
19. SUBSEQUENT EVENTS
Atlantic Power Acquisition
On March 31, 2015, TerraForm AP Acquisitions Holdings, LLC ("TerraForm AP"), a wholly-owned subsidiary of SunEdison Inc., entered into a membership interest purchase agreement with Atlantic Power Transmission, Inc. (“APT”) to acquire all of APT’s outstanding membership interests (including certain minority membership interests) in five operating wind power assets which will generate 521 MW of renewable power. TerraForm AP will acquire the membership interests and wind power assets for a purchase price of $350 million, subject to working capital and other purchase price adjustments.
Invenergy & Moose Power Acquisitions
On March 31, 2015, TerraForm Power entered into a sale and purchase agreement to acquire two utility-scale operating solar generation facilities located in Ontario, Canada from Invenergy LLC with a combined capacity of 25 MW.
On March 31, 2015, TerraForm Power entered into a sale and purchase agreement to acquire certain solar generation facilities located in Ontario, Canada from Moose Power Inc. with a combined capacity of 6 MW.

The aggregate consideration payable for these acquisitions is expected to be $130.0 million.

BioTherm Acquisition

On April 3, 2015, TerraForm Global entered into a purchase and sale agreement to acquire a controlling interest in certain operating renewable energy generation assets located in South Africa with a combined generation capacity of 47 MW from BTSA Netherlands Cooperatie U.A. The aggregate consideration paid for this acquisition is expected to be approximately $84 million.
Solarpack Acquisition
On April 29, 2015, TerraForm Global entered into a share purchase agreement to acquire certain operating renewable energy generation assets located in Uruguay with a combined generation capacity of 26 MW from Solarpack Corporación Tecnológica, S.L. The aggregate consideration paid for this acquisition is expected to be approximately $35 million.
FERSA Acquisition
On May 4, 2015, TerraForm Global entered into a share purchase agreement to acquire certain operating renewable energy assets located in India with a combined generation capacity of 102 MW. The aggregate consideration paid for this acquisition is expected to be approximately $33 million.
Honiton Acquisition
On May 6, 2015, TerraForm Global entered into share purchase agreements to acquire certain operating renewable energy generation assets located in China with a combined generation capacity of 149 MW from Honiton Energy Caymans Limited. The aggregate consideration paid for this acquisition is expected to be approximately $105 million.
Renova Acquisition
On May 7, 2015, TerraForm Global entered into a securities contribution agreement to acquire 18 operating wind and hydro-electric projects located in Brazil with a combined generation capacity of 336 MW from Renova Energia S.A. In addition to acquiring the projects, TerraForm Global also agreed to acquire certain development-stage projects in the future provided certain conditions are met. The aggregate consideration paid for this acquisition is expected to be approximately $515 million.
Latin America Power Acquisition
On May 7, 2015, TerraForm Global entered into a sale and purchase agreement to acquire certain operating hydro-electric and wind projects located in Peru and Chile with a combined generation capacity of 119 MW. The aggregate consideration paid for this acquisition is expected to be approximately $700 million.
Warehouse Facility
On May 6, 2015, we entered into a series of agreements with wholly owned, indirect subsidiaries of First Reserve Corp. (collectively “First Reserve”) in order to establish an investment structure (“Warehouse Facility”) that will be used to finance the acquisition and construction of development stage renewable energy projects from SunEdison and third parties for eventual sale to TerraForm. Pursuant to the terms of the agreements, we will act as the managing member and, subject to the restrictions in the Credit Agreement (defined below), may fund its obligations to the Warehouse Facility in the form of member loans or capital contributions. First Reserve and its syndicate will contribute up to an additional $500 million of equity, and the equity interests held by First Reserve and its syndicate will be eligible for preferential distributions from the Warehouse Facility.
Also on May 6, 2015, the Warehouse Facility entered into a non-recourse secured debt arrangement (the “Credit Agreement”) with a syndicate of lenders for up to $466 million of term loan financing and a $550 million revolving facility at variable interest rates of 3.00% to 4.25% above base rates including the Federal Funds Rate, Eurodollar LIBOR and LIBOR. The Warehouse Facility is required to enter into interest rate swaps for at least 75% of the borrowings under the term loan facility. Proceeds under the Credit Agreement will be used by the Warehouse Facility to acquire and construct development stage renewable energy projects from SunEdison and third parties.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
OVERVIEW
SunEdison is one of the world's leading renewable energy development companies and is committed to transforming the way energy is generated, distributed and owned around the globe. We develop, finance, install, own and operate wind and solar power plants, delivering predictably priced electricity to our residential, commercial, government and utility customers. In addition, we manufacture advanced renewable energy materials and technologies.
The accompanying discussion and analysis of SunEdison includes the consolidated results of TerraForm Power, Inc. ("TerraForm"), which is a separate SEC registrant. The results of TerraForm are reported as our TerraForm Power reportable segment, as described in Note 17 to the accompanying condensed consolidated financial statements. References to "SunEdison", "we", "our" or "us" within the accompanying discussion and analysis refer to the consolidated reporting entity.
During the first quarter of 2015, we continued execution of a strategic plan for the ongoing operation of our businesses. Our business strategy is designed to address the most significant opportunities and risks which we currently face, including:

•	Building our renewable energy project pipeline in order to fuel future global growth in our development business across all platforms.

•
Growing our portfolio of owned renewable power generation assets within TerraForm and other future vehicles in order to generate cash available for distribution, a portion of which will subsequently be distributed to common shareholders of TerraForm, as well as, in the future, preferential "sponsor only" incentive distributions rights to SunEdison.

•
Managing working capital in consideration of our growth initiatives as well as our desire to retain the majority of the renewable energy projects we develop on our balance sheet (through TerraForm or other future vehicles).

Recent Events
On February 2, 2015, TerraForm closed a $550 million secured revolving credit facility (the "Revolver"). The Revolver replaces TerraForm's $215 million secured revolving credit facility. The Revolver can be increased up to $725 million and currently is undrawn. The Revolver will help support TerraForm's growth initiatives.
On January 29, 2015, SunEdison and TerraForm completed the acquisition of First Wind Holdings LLC ("First Wind") for total consideration of $2.4 billion, which included $1.9 billion in upfront consideration and $510 million in future potential earnout payments. First Wind was one of the leading developers, owners and operators of wind projects in the U.S. SunEdison acquired First Wind’s leading wind development and asset management platform via the acquisition of the equity interests of First Wind and certain of its subsidiaries. TerraForm acquired certain operating assets of First Wind including 500 MW of operating wind power plants and 21 MW of operating solar power plants, and SunEdison acquired 306 MW of operating wind power assets, wind and solar development projects representing 1.6 GW of pipeline and backlog and development opportunities representing more than 6.4 GW of wind and solar projects. In December 2014, we also secured wind turbines that increased the number of PTC and ITC-eligible wind projects to 2.6 GW.
On January 29, 2015, we issued $410 million in term loans which mature on January 29, 2017 under a margin loan agreement. The net proceeds of the term loans, less certain expenses, were used to fund a portion of the consideration for the acquisition of First Wind.
On January 28, 2015, TerraForm issued $800 million in senior notes due 2023 in a private placement offering. TerraForm used the net proceeds from the offering to fund a portion of the acquisition of certain power generation assets from First Wind and to refinance existing indebtedness.
On January 27, 2015, we issued $460 million in 2.375% convertible senior notes due 2022 in a private placement offering and paid $38 million to enter into related capped call transactions. We used the net proceeds from this offering to fund a portion of the consideration for the acquisition of First Wind. We intend to use the remaining net proceeds to fund working capital, accelerate growth of the business and for other general corporate purposes.
On January 22, 2015, TerraForm completed a follow-on offering of 13,800,000 shares of its Class A common stock at a price to the public of $29.33 per share for total proceeds of $405 million. TerraForm used the net proceeds from the offering to fund a portion of the acquisition of certain power generation assets from First Wind.
On January 20, 2015, an underwritten secondary offering of 17,250,000 ordinary shares of SSL was closed at a price of $15.19 per share. We sold 12,951,347 of SSL’s ordinary shares held by us in the offering. We used the net proceeds from this offering to fund a portion of the consideration for the acquisition of First Wind. The results of SSL, a separate SEC registrant, were previously reported as our Semiconductor Materials reportable segment. As a result of this transaction, SSL was deconsolidated from our consolidated financial statements, and SSL's historical results of operations and financial position are reported as discontinued operations for all periods presented. Additionally, Semiconductor Materials is no longer reported as a reportable segment. We have retained a noncontrolling interest in SSL which is accounted for as an equity method investment and we may decide, subject to market conditions, to dispose of all or some of it in one or more transactions.
Renewable Energy Development Segment
During the three month period ended March 31, 2015, Renewable Energy Development segment revenues were recognized for sales of completed renewable energy systems and other solar products totaling 47 megawatts ("MW"). Additionally, during the three month period ended March 31, 2015, 202 MW of additional projects were constructed and held on the balance sheet.
We continue to evaluate project development opportunities globally. We have a project pipeline of approximately 8 GW as of March 31, 2015, representing a 3 GW increase from the 5 GW of project pipeline as of December 31, 2014. Approximately 5 GW of our 8 GW project pipeline represents project backlog, which includes projects that are either currently under construction or for which we have an executed PPA ("power purchase agreement") or other energy off-take agreement such as a feed-in tariff.
As of March 31, 2015, of our backlog, we had 774 MW of solar projects under construction compared to 467 MW as of December 31, 2014. Our projects currently under construction are predominately located in Honduras, India, Chile, Canada, the United Kingdom and the United States.
The following table summarizes our individually significant projects under construction as of March 31, 2015, which are expected to be completed within the next six months. The remaining 297 MW in projects under construction are not individually material in size and vary in stages of construction and jurisdictions.

Project	Location	Generation Type	Rated Capacity (MW)[1]	PPA Counterparty
Project A	United States	Wind	200	N/A [2]
Project B	United States	Wind	148	Western Massachusetts Electric Company, NStar Electric Company, National Grid, and Unitil
Project C	Chile	Solar	70	Antofagasta PLC
Project D	Honduras	Solar	35	Empresa Nacional de Energía Eléctrica
Project E	United States	Solar	24	Southern California Edison
1 Rated capacity is the expected maximum output a renewable system can produce without exceeding its design limits. Wind energy system rated capacity is denoted in MWAC while solar energy system rated capacity is denoted in MWDC.
2There is no PPA associated with this project as output will be sold to an independent system operator market, with pricing fixed via an 8-year forward contract with Morgan Stanley.
TerraForm Power Segment
TerraForm Power segment net sales increased for the three month period ended March 31, 2015, compared to the same period in 2014, primarily due to energy and incentive revenue associated with operating projects acquired and projects which achieved commercial operations subsequent to December 31, 2014. Megawatt hours sold increased from 58,116 for the three month period ended March 31, 2015 to 601,821 for the three month period ended March 31, 2015. Megawatt hours sold refers to the actual volume of electricity generated and sold by the TerraForm Power segment during a particular period.
TerraForm Power's current portfolio consists of solar and wind projects located in the United States, Canada, the United Kingdom and Chile with total nameplate capacity (rated capacity adjusted for TerraForm Power's economic interest) of 1,675 MW. TerraForm Power's projects generally have long-term PPAs with a weighted average (based on MW) remaining life of 20 years as of March 31, 2015.
RESULTS OF OPERATIONS
Net Sales
Net sales by segment for the three month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
In millions	2015	2014
Renewable Energy Development	$262	$346
TerraForm Power	71	8
Intersegment eliminations	$(10)	$(14)
Consolidated net sales	$323	$340
Renewable Energy Development
Renewable Energy Development segment net sales decreased $84 million in the three month period ended March 31, 2015 as compared to the three months ended March 31, 2014. Net sales of renewable energy systems, excluding residential, decreased by $102 million due to our strategic decision to retain ownership of certain renewable energy systems we develop. Net sales to residential and small commercial customers increased $23 million in first quarter of 2015 as compared to the first quarter of 2014 due to the acquisition of Energy Matters during the third quarter of 2014 and other growth initiatives. Renewable energy system sales, including residential, totaled 47 MW recognized in the three months ended March 31, 2015 as compared to 78 MW in same period of 2014, and average selling prices decreased from $2.05 per watt in the three months ended March 31, 2014 to $1.85 per watt in the same period of 2015. Net sales from energy production increased $32 million in the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014 due to our strategic decision to retain ownership of certain renewable energy systems we develop. Net sales of solar materials decreased by $25 million in the three month period ended March 31, 2015 as compared to the three month period ended March 31, 2014 primarily due to solar module sales which occurred in the prior year period that did not recur in the current period.
TerraForm Power
TerraForm Power segment net sales increased $63 million in the three month period ended March 31, 2015, compared to the same period in 2014, primarily due to energy and incentive revenue associated with operating projects acquired and projects which achieved commercial operations subsequent to March 31, 2014. Megawatt hours sold increased from 58,116 for the three month period ended March 31, 2014 to 601,821 for the three month period ended March 31, 2015.
Gross Profit and Gross Margin
Gross profit and gross margin by segment for the three month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
In Millions	2015		2014
Renewable Energy Development	$19	7.3%	$34	9.8%
TerraForm Power	15	21.1%	4	50.0%
Total gross profit	$34	10.5%	$38	11.2%
Renewable Energy Development
Renewable Energy Development segment gross profit decreased $15 million in the first quarter of 2015, as compared to the same period in 2014. Gross profit in the three months period ended March 31, 2015 was negatively impacted by lower sales of fully developed renewable energy systems, lower average selling prices on renewable energy systems and lower solar materials sales volumes.
TerraForm Power
TerraForm Power segment gross profit increased $11 million in the first quarter of 2015, as compared to the same period in 2014, primarily due to higher net sales volumes. Gross margins as of the three months period ended March 31, 2015 were 21.1% as compared to 50.0% in the three month period ended March 31, 2014 due to higher cost of operations sold driven by new renewable energy generation facilities commencing operation and increased costs resulting from 2014 and 2015 acquisitions.
Operating Expenses
Marketing & Administration

Marketing and administration expense by segment for the three month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
In millions	2015	2014
Renewable Energy Development	166	86
As a percentage of net sales	63.4%	24.9%
TerraForm Power	27	2
As a percentage of net sales	38.0%	25.0%
Total marketing & administration	193	88
As a percentage of net sales	59.8%	25.9%
Renewable Energy Development
Renewable Energy Development segment marketing and administrative expense increased $80 million in the first quarter of 2015, as compared to the same period in 2014. This increase was due to increases in Renewable Energy Development segment headcount to support growth, First Wind and other acquisition-related transaction costs, operating expenses related to acquisitions since March 31, 2014 and increased marketing and selling expenses for our residential growth initiatives.
TerraForm Power
TerraForm Power segment marketing and administration expenses increased by $25 million in the three months period ended March 31, 2015 as compared to the same period in 2014, primarily due to acquisition costs of $14 million, increased stock-based compensation expense, increased expenses for non-recurring plant-level professional fees for legal and other consulting services related to tax equity transactions and increased costs related to owning more renewable energy systems than in 2014.
Research & Development
Research and development expense by segment for the three month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
In millions	2015	2014
Renewable Energy Development	$5	$5
As a percentage of net sales	1.9%	1.4%
Total research & development	$5	$5
As a percentage of net sales	1.5%	1.5%
Renewable Energy Development
Research and development ("R&D") expenses within the Renewable Energy Development segment consist mainly of product and process development efforts. Since 2012, the Renewable Energy Development segment's R&D expenses have remained at consistent levels.
Restructuring Charges
Restructuring charges by segment for the three month periods ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31,
In millions	2015	2014
Renewable Energy Development	$53	$7
As a percentage of net sales	20.2%	2.0%
Total restructuring charges	$53	$7
As a percentage of net sales	16.4%	2.1%
Renewable Energy Development
During the three month period ended March 31, 2015, the Renewable Energy Development segment recognized restructuring charges related to a dispute with Wacker Chemie AG. During the first quarter of 2015, the parties negotiated to settle all claims and disputes relating to the previous agreements. During these negotiations, we indicated to Wacker our willingness to settle this matter for an amount that exceeded the estimate of the liability previously recognized in connection with our 2011 restructuring activities. As a result, we recognized a restructuring charge of $53 million during the three months ended March 31, 2015 to adjust the recorded contingent liability to our best estimate of the potential loss.
During the three months ended March 31, 2014, the Renewable Energy Development segment recognized restructuring charges of $7 million related to the settlement of a polysilicon supply agreement with SSL.
Non-operating Expenses (Income)
Interest Expense
Interest expense by segment for the three month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
In millions	2015	2014
Renewable Energy Development	$119	$60
As a percentage of net sales	45.4%	17.3%
TerraForm Power	37	7
As a percentage of net sales	52.1%	87.5%
Total interest expense	$156	$67
As a percentage of net sales	48.3%	19.7%
Renewable Energy Development
The Renewable Energy Development segment incurred an additional $59 million in interest expense for the three month period ended March 31, 2015 compared to the same period in 2014. Interest expense related to our debt and capital leases for renewable energy systems was higher by $14 million in the current year period as compared to the prior year period due to the higher indebtedness levels necessary to fund the development of our project pipeline. We also incurred a total of $35 million in interest expense related to our senior convertible notes during the three month period ended March 31, 2015 pertaining to amortization of the deferred financing fees, amortization of the debt discount and cash interest expense compared to $20 million in expense in the same period in 2014 as a result of additional convertible notes issued since March 31, 2014. In addition, we incurred $10 million in interest expense during the three month period ended March 31, 2015 related to debt assumed in the acquisition of SRP, which was completed during the third quarter of 2014 and $7M in interest expense related to debt assumed in the acquisition of First Wind, which was completed during the first quarter of 2015. In addition, we incurred $5 million in accretion expense for the contingent consideration liability recognized in connection with the First Wind acquisition which was completed during the first quarter of 2015.
TerraForm Power
TerraForm Power segment interest expense increased by $30 million during the three months ended March 31, 2015 as compared to the three month period ended March 31, 2014, primarily due to increased indebtedness related to acquisition financings, financing lease arrangements and borrowings under the TerraForm Power Term Loan.
Interest Income
Interest income for the three month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
In millions	2015	2014
Total interest income	$(2)	$(3)
As a percentage of net sales	(0.6)%	(0.9)%
Interest income for the three month period ended March 31, 2015 remained consistent as compared to same period in 2014.
Loss on Early Extinguishment of Debt

Loss on extinguishment of debt for the three month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
In millions	2015	2014
Total loss on early extinguishment of debt	$20	$—
As a percentage of net sales	6.2%	—%
The TerraForm Power segment incurred a net loss on the extinguishment of debt of $20 million for the three months ended March 31, 2015 primarily due to the termination of the TerraForm Power Term Loan and a related interest rate swap, the extinguishment of TerraForm Power's previous revolving credit facility and prepayment premiums paid in conjunction with the settlement of certain First Wind indebtedness at the acquisition date.
Other Expense
Other expense, net for the three month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
In millions	2015	2014
Total other, net	$16	$7
As a percentage of net sales	5.0%	2.1%
Total other expense primarily consists of foreign currency transaction losses. The increase in expense reported for the three month period ended March 31, 2015 compared to the same period in 2014 is predominately driven by foreign exchange transaction losses recorded by TerraForm Power related to the remeasurement of intercompany loans denominated in British pounds.
Income Tax (Benefit) Expense
Income tax (benefit) expense for the three month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
In millions	2015	2014
Income tax (benefit) expense	$(106)	$17
Income Tax Rate as a % of Loss Before Income Taxes	26.0%	(2.9)%
For the first quarter of 2015, we recorded an income tax benefit of $106 million and an effective tax rate of 26.0% compared to an income tax expense of $17 million and an effective tax rate of (2.9)% for the same period of 2014.
The income tax benefit in the three month period ending March 31, 2015 is associated with tax expense as result of worldwide operational earnings mix at various rates, a tax benefit of $48 million related to the ability to use acquired deferred tax liabilities as a source of income against deferred tax assets, a tax benefit of $33 million for the establishment of deferred taxes related to certain convertible note transactions, a tax benefit of $13 million related to reduction of valuation allowance due to a taxable gain recognized in stockholders’ equity utilizing tax attributes previously offset with valuation allowance and a tax benefit of $3 million for reversal of certain liabilities for uncertain tax positions.
Loss from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, for the three month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
In millions	2015	2014
Discontinued operations, net of tax	$(119)	$(15)
Loss from discontinued operations, net of tax increased over prior year due to the loss on the disposal of our controlling interest in SSL. The total loss recognized in the first quarter of 2015 was $123 million offset slightly by $4 million in net income from SSL through deconsolidation on January 20, 2015.
Equity in Earnings (Loss) of Equity Method Investments, Net of Tax

Equity in earnings (loss) of equity method investments, net of tax, for the three month periods ended March 31, 2015 and 2014 was as follows:

	Three Months Ended March 31,
In millions	2015	2014
Equity in earnings (loss) of equity method investments, net of tax	$(4)	$1
Equity in earnings (loss) of equity method investments, net of tax reported for the three month period ended March 31, 2015, was primarily related to the equity in loss recognized as a result of our 25.6% retained ownership interest in SSL.
FINANCIAL CONDITION
The following table summarizes the significant changes in our financial condition as of March 31, 2015 as compared to December 31, 2014:

Assets March 31, 2015 vs. December 31, 2014	$ Change	% Change	Explanation
Total cash, cash equivalents, cash committed for construction and restricted cash	$(48)	(3.8)%	See discussion in Liquidity and Capital Resources
Accounts receivable, net	(83)	(22.3)%	Decrease primarily due to sales of receivables under factoring arrangements executed during the first quarter of 2015 in our solar materials operations and lower solar materials sales volumes
Prepaid and other current assets	123	13.5%	Increase primarily due to the addition of value added tax receivables and other prepaids through our acquisition of First Wind
Investments	112	75.2%	Increase primarily due to the recognition of our equity method investment in SSL
Renewable energy systems	1,595	29.9%	Increase primarily due to our acquisition of First Wind and construction of renewable energy systems during the quarter
Other property, plant and equipment	171	15.0%	Increase primarily due to acquisitions
Goodwill	329	450.7%	Increase primarily due to our acquisition of First Wind
Other intangible assets	1,039	177.3%	Increase primarily due to our acquisition of First Wind
Other assets	124	19.8%	Increase primarily due to acquisitions and deferred financing costs on new debt instruments
Assets of discontinued operations	(1,050)	(100.0)%	Decrease due to deconsolidation of SSL
Liabilities March 31, 2015 vs. December 31, 2014
Current portion of long-term debt and short-term borrowings	$336	31.2%	Increase primarily due to short-term debt acquired as a result of our acquisition of First Wind
Accounts payable	(48)	(4.4)%	Increase primarily due to the timing of payments to vendors and acquisitions
Long-term debt, less current portion	1,832	31.0%	Increase primarily due to issuance of our senior convertible notes due 2022, margin loan due 2017, exchangeable notes due 2020, and TerraForm Power's senior notes due 2023
Contingent consideration	474	1,102.3%	Increase primarily due to our acquisition of First Wind
Other liabilities	191	13.7%	Increase primarily due to acquisitions, higher asset retirement obligations and restructuring reserve increase due to Wacker liability adjustment
Liabilities of discontinued operations	(483)	(100.0)%	Decrease due to deconsolidation of SSL
LIQUIDITY AND CAPITAL RESOURCES
We incurred a net loss attributable to SunEdison stockholders of $372 million for the three months ended March 31, 2015, which included a non-cash net loss of $123 million on the sale of our controlling interest in SSL. We used $308 million of cash for operations. Our total indebtedness, including project finance capital, increased from $6,993 million as of December 31, 2014 to $9,161 million as of March 31, 2015. As of March 31, 2015, we have a working capital deficit of $1,303 million. Our working capital deficit is primarily due to short-term borrowings used to construct renewable energy systems as well as the current portion of our long-term debt. For renewable energy systems that we intend to retain on our balance sheet, we intend to refinance these short-term borrowings with permanent capital, which may include issuing long-term, non-recourse debt. As described in more detail below, there cannot be assurances that project financing or equity will be available to us, or available to us on terms and conditions that we find acceptable, which could significantly impact our earnings and liquidity. In addition, we continue to incur significant indebtedness to fund our operations and acquisitions. If we delay the construction of renewable energy systems, our operating results and cash flows will be adversely impacted. We expect that the continued execution of our strategic plan of building a renewable energy project pipeline to fuel future global growth, along with growing our portfolio of owned renewable energy generation assets in order to generate cash available for distribution to investors in TerraForm and other future vehicles, will require additional indebtedness which may further increase our working capital deficit.
Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the financial and other covenants contained in our existing credit facilities and other financing arrangements.
As of March 31, 2015 we own 50.3% of TerraForm and continue to include TerraForm in our consolidated financial statements on the basis that we will maintain control of TerraForm. However, TerraForm and its subsidiaries are separate legal entities with their own creditors and other stakeholders. The renewable energy generation assets that TerraForm and its subsidiaries have acquired and expect to acquire in the future are and will be legally owned by those entities and are not available to satisfy claims of creditors of SunEdison, Inc. or our other non-TerraForm subsidiaries. Except to the limited extent provided in certain agreements entered into with TerraForm and its subsidiaries to receive selected services and limited financial support from SunEdison, SunEdison has no obligations with respect to TerraForm or for the benefit of its creditors.
Liquidity
Cash and cash equivalents, plus cash committed for construction projects, at March 31, 2015 totaled $919 million, compared to $987 million at December 31, 2014. Approximately $133 million of these cash and cash equivalents was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would have minimal impacts on future cash flows. The tax effects could be minimized by our actions, including, but not limited to, our ability to bring cash and cash equivalents to the U.S. through settlement of certain intercompany loans.
The primary items impacting our liquidity in the future are cash from operations, including working capital effects from the sale of renewable energy systems and reduction of current inventory levels, capital expenditures and expenditures for the construction of renewable energy systems for sale or to retain on our balance sheet, borrowings and payments under our credit facilities and other financing arrangements, the monetization of our pipeline and the availability of project finance and/or project equity at acceptable terms. We believe our liquidity will be sufficient to support our operations for the next twelve months, although no assurances can be made if significant adverse events occur, or if we are unable to access project capital needed to execute our business plan.
In addition to our need to maintain sufficient liquidity from cash flow from our operations and borrowing capacity under our credit facilities, we will need to raise additional funds in the future in order to meet the operating and capital needs of our renewable energy system development business, including the acquisition and construction of renewable energy systems that we intend to retain on our balance sheet, including those systems that we intend to contribute to TerraForm Power and other yield vehicles. These funds are expected to be in the form of non-recourse project finance capital. However, there can be no assurances that such project financing or equity will be available to us, or available to us on terms and conditions we find acceptable. We may not be able to sell solar projects or secure adequate debt financing or equity funding for such projects on favorable terms, or at all, at the time when we need such funding.
In the event that we are unable to raise additional funds, our liquidity will be adversely impacted, we may not be able to maintain compliance with our existing debt covenants and our business will suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain and could significantly impact our earnings and our liquidity.
We expect cash on hand, 2015 operating cash flows, project finance debt, the Renewable Energy credit facility, the TerraForm senior notes and project construction facility to provide sufficient capital to support the acquisition and construction phases of our currently planned projects for 2015 and otherwise meet our capital needs for the remainder of 2015. However, we will continue to need to raise additional long-term project financing, either in the form of project debt or equity, or both. SunEdison expects its ongoing efforts to secure project capital, including sources of non-recourse project capital, to generate sufficient resources to support growth. The rate of growth of the Renewable Energy Development segment is limited by capital access. We anticipate incremental capital needs for the remainder of 2015 associated with project finance markets for systems retained to range from $2.9 billion to $3.6 billion depending on the amount of megawatts constructed. There can be no assurance that such financing will be available to us at all or at terms that we find acceptable.
We have discretion in how we use our cash to fund capital expenditures, to develop renewable energy systems, and for other costs of our business. We evaluate capital projects and the development of renewable energy systems based on their expected strategic impacts and our expected return on investment. We may use this discretion to decrease our capital expenditures and development of renewable energy systems, which may impact our operating results and cash flows for future years. For example, we may defer construction of renewable energy systems, sell renewable energy systems that we currently own and operate and look for opportunities to partner with outside investors to finance the development of projects.
Net cash provided (used) by activity during the three months ended March 31, 2015 and 2014 follows:

	Three Months Ended March 31,
	2015	2014
In millions
Net cash (used in) provided by:
Operating activities	$(308)	$(215)
Investing activities	(1,762)	(312)
Financing activities	1,980	419
Our principal sources and uses of cash during the three months ended March 31, 2015 were as follows:
Sources:

•	Received $1,767 million from financing arrangements, net of payments; including proceeds from the issuance of our convertible notes, margin loan and TERP senior notes;

•	Received $391 million from TERP equity offerings; and

•	Received $188 million from the sale of equity interests in SSL
Uses:

•	Used $308 million for operations;

•	Invested $344 million in construction of renewable energy systems that will remain on our balance sheet, primarily through TerraForm or other yield vehicles; and

•	Used $1,530 million in acquisitions, net of cash acquired
For the three month period ended March 31, 2015, cash used in operating activities was $308 million, compared to $215 million of cash used by operating activities in the three month period ended March 31, 2014. The decrease in operating cash flow was primarily due to changes in working capital.
For the three month period ended March 31, 2015, cash used in investing activities was $1,762 million, compared to $312 million of cash used in investing activities in the three month period ended March 31, 2014. The increase in investing activity was mainly due to the cash consideration exchanged in relation to our acquisition of First Wind and increased construction of renewable energy systems.
For the three month period ended March 31, 2015, cash provided by financing activities was $1,980 million, compared to $419 million of cash provided by financing activities in the three month period ended March 31, 2014. The increase was mainly due to proceeds from debt issuances, including the 2022 convertible notes, margin loan and TERP senior note. We also received cash related to a TERP equity offering.
Borrowings
Convertible Senior Notes Due 2018 and 2021
On December 20, 2013, we issued $600 million in aggregate principal amount of 2.00% convertible senior notes due 2018 (the "2018 Notes") and $600 million aggregate principal amount of 2.75% convertible senior notes due 2021 (the "2021 Notes", and together with the 2018 Notes, the "2018/2021 Notes") in a private placement offering. We received net proceeds, after payment of debt financing fees, of $1,167 million in the offering, before the redemption of the $550.0 million outstanding aggregate principal amount of the 7.75% senior notes due 2019 and the repayment of the $200 million outstanding aggregate principle amount of the 10.75% second lien term loan and before payment of the net cost of the call spread overlay described below.
Interest on the 2018 Notes is payable on April 1 and October 1 of each year, beginning on April 1, 2014. Interest on the 2021 Notes is payable on January 1 and July 1 of each year, beginning on July 1, 2014. The 2018 Notes and the 2021 Notes mature on October 1, 2018 and January 1, 2021, respectively, unless earlier converted or purchased.

The 2018/2021 Notes are convertible at any time until the close of business on the business day immediately preceding July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) insomuch that they meet certain criteria defined in footnote 8.
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
From December 20, 2013 through May 29, 2014, the period in which we would have been required to settle conversions in cash if exercised, the embedded conversion options (the "2018/2021 Conversion Options") within the 2018/2021 Notes were separated from the 2018/2021 Notes and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the consolidated statements of operations. Upon obtaining the requisite approvals from our stockholders discussed above, the 2018/2021 Conversion Options were considered equity instruments. Thus, as of May 29, 2014, the 2018/2021 Conversion Options were remeasured at fair value, or $888 million, with the change in fair value reported in the consolidated statement of operations, and the resulting fair value of the 2018/2021 Conversion Options was reclassified to Stockholders' Equity. Changes in fair value subsequent to May 29, 2014 are not recognized in the consolidated statement of operations as long as the instruments continue to qualify to be classified as equity.
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
From December 20, 2013 through May 29, 2014, the period in which we would have been required to settle the 2018/2021 Note Hedges and 2018/2021 Warrants in cash if exercised, these instruments were required to be accounted for as derivative instruments with changes in fair value reported in the consolidated statements of operations, as further discussed in the Loss on Convertible Notes Derivatives section below. Upon obtaining the requisite approvals from our stockholders discussed above, the 2018/2021 Note Hedges and 2018/2021 Warrants were considered equity instruments. Thus, as of May 29, 2014, the 2018/2021 Note Hedges and 2018/2021 Warrants were remeasured at fair value (asset of $880 million and liability of $753 million respectively), with the changes in fair value reported in the consolidated statement of operations, and the resulting fair values of the 2018/2021 Note Hedges and 2018/2021 Warrants were reclassified to Stockholders' Equity. Changes in fair value subsequent to May 29, 2014 will not be recognized in the consolidated statement of operations as long as the instruments continue to qualify to be classified as equity.
The net increase in additional paid in capital during the second quarter of 2014 as a result of the reclassification of the 2018/2021 Conversion Options, 2018/2021 Note Hedges and 2018/2021 Warrants was $762 million.

Convertible Senior Notes Due 2020
On June 10, 2014, we issued $600 million in aggregate principal amount of 0.25% convertible senior notes due 2020 (the "2020 Notes") in a private placement offering. We received net proceeds, after payment of debt financing fees, of $585 million in the offering, before payment of the net cost of the call spread overlay described below.
Interest on the 2020 Notes is payable on July 15 and January 15 of each year, beginning on January 15, 2015. The 2020 Notes mature on January 15, 2020, unless earlier converted or purchased.
The 2020 Notes are convertible at any time until the close of business on the business day immediately preceding October 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending September 30, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the 2020 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2020 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. The 2020 Notes were not convertible as of March 31, 2015. On and after October 15, 2019 and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2020 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $26.87 per share of our common stock.
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
The embedded conversion options within the 2020 Notes are indexed to our common stock and thus were classified as equity instruments upon issuance of the 2020 Notes. The initial fair value of the embedded conversion options was recognized as a reduction in the carrying value of the 2020 Notes in the consolidated balance sheet and such discount will be amortized and recognized as interest expense over the term of the 2020 Notes. Subsequent changes in fair value are not recognized as long as the instruments continue to qualify to be classified as equity.
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
Renewable Energy Credit Facility
On February 28, 2014, we entered into a credit agreement with the lenders identified therein, Wells Fargo Bank, National Association, as administrative agent, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers and joint syndication agents, and Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Macquarie Capital (USA) Inc., as joint bookrunners (the “Credit Facility”). The Credit Facility provided for a senior secured letter of credit facility in an aggregate principal amount up to $265 million and has a term ending February 28, 2017. In the second quarter 2014, the parties added additional issuers to the Credit Facility to increase the funds available from $265 million to $315 million. Also in the second quarter of 2014, all related parties executed an amendment allowing us to increase aggregate funds committed up to $800.0 million ($400 million prior to amendment), subject to certain conditions. In the fourth quarter of 2014, the parties added additional issuers to the Credit Facility to increase the funds available from $315 million to $540.0 million. Also in the fourth quarter of 2014, all parties executed an amendment permitting us to secure additional financing in an amount up to $815 million for the First Wind Bridge Facility (see "First Wind Bridge Credit Facility"). In the first quarter of 2015, an issuer that remains party to the facility committed $25 million in additional funds, increasing the aggregate funding under the Credit Facility from $540 million to $565 million. In addition, the parties executed an amendment permitting us to secure additional financing in an amount up to $410 million secured by certain equity interests in TerraForm Power, Inc. (see "Margin Loan Agreement") and to issue up to $500 million in convertible senior notes due 2022 (see "2022 Notes"). In April 2015, several issuers that remain party to the Credit Facility committed $75 million in additional funds, increasing the aggregate funding under the Credit Facility from $565 million to $640 million.
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
The Credit Facility, as amended, contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio of 3.0 to 1.0 which excludes the 2018/2021 Notes, 2020 Notes and 2022 Notes (measurement commencing with the last day of the fiscal quarter ending December 31, 2014 and a minimum liquidity amount (measurement commencing with the last day of the fiscal quarter ending June 30, 2014) of the lesser of (i) 400 million and (ii) the sum of (x) $300 million plus (y) the amount, if any, by which the aggregate commitments exceed $300 million at such time. The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness of SunEdison, Inc. in excess of $50.0 million, including the 2018/2021 Notes, 2020, and 2022 Notes but excluding our non-recourse indebtedness.
The Credit Facility also contains mandatory prepayment and/or cash collateralization provisions applicable to specified asset sale transactions as well as our receipt of proceeds from certain insurance or condemnation events and the incurrence of additional indebtedness.
As of March 31, 2015, we had $565 million of outstanding third party letters of credit backed by the Credit Facility.
Acquisition Facility
On December 22, 2014, a subsidiary entered into a credit and guaranty agreement with various lenders and J.P. Morgan, as administrative agent, collateral agent, documentation agent, sole lead arranger, sole lead bookrunner, and syndication agent (the “Acquisition Facility”). The Acquisition Facility provides for a term loan credit facility in the amount of $150 million which will be used for the acquisition of certain renewable energy generation assets. In May 2015, three additional lenders became party to the Acquisition Facility and committed additional funds, increasing the aggregate funding under the Acquisition Facility from $150 million to $362 million.
The TerraForm Global Acquisition Facility will mature on the earlier of December 22, 2016 and the date on which all loans under the Acquisition Facility become due and payable in full, whether by acceleration or otherwise. The principal amount of loans under the TerraForm Global Acquisition Facility is payable in consecutive semiannual installments on June 22, 2015 and

December 22, 2015, in each case, in an amount equal to 0.5% of the original principal balance of the loans funded prior to such payment, with the remaining balance payable on the maturity date. Loans under the TerraForm Global Acquisition Facility are non-recourse debt to entities outside of the legal entities that subscribe to the debt.
Loans and each guarantee under the Acquisition Facility are secured by first priority security interests in all of the subsidiary's assets and the assets of the subsidiary's domestic subsidiaries. Interest is based on the subsidiary's election of either a base rate plus the sum of 6.5% and a spread (as defined) or a reserve adjusted eurodollar rate plus the sum of 7.5% and the spread. The reserve adjusted eurodollar rate will be subject to a floor of 1.0% and the base rate will be subject to a floor of 2.0%. The spread will initially be 0.50% per annum, commencing on the five-month anniversary of the closing date, and will increase by an additional 0.25% per annum every ninety days thereafter. As of March 31, 2015, the interest rate under the Acquisition Facility was 8.5%. The Acquisition Facility contains customary representations, warranties, and affirmative and negative covenants, including a minimum debt service coverage ratio applicable to the subsidiary (1.15:1.00 starting March 31, 2015) that will be tested quarterly. The Acquisition Facility loans may be prepaid in whole or in part without premium or penalty, and outstanding Acquisition Facility loans must be prepaid in certain specified circumstances. At March 31, 2015, TerraForm Global had borrowed $150 million under the Acquisition Facility.
OCBC Credit Facility
On December 19, 2014, a subsidiary entered into a credit and guaranty agreement with the Oversea-Chinese Banking Corporation Limited ("OCBC") as sole lead arranger and lender (the “OCBC Facility"). The OCBC Facility provides for a draft loan credit facility in an amount up to $120 million. On December 30, 2014, the subsidiary borrowed $119 million under the OCBC Facility to fund a portion of the purchase price for certain tax credit qualified turbines. The borrowings under the OCBC Facility will mature 6 months from the funding date unless payment is otherwise accelerated, subject to certain conditions. The principal and interest amount outstanding under the OCBC Facility is payable in full at maturity. Interest is calculated at an amount equal to LIBOR plus an applicable margin of 1.25%. As of March 31, 2015, interest was calculated at approximately 1.6%. In conjunction with the borrowing, an immaterial amount of debt issuance cost was recognized.
SMP Ltd. Credit Facilities
As a result of the acquisition of SMP Ltd. discussed in Note 3, our consolidated long-term debt includes SMP Ltd.'s four non-recourse term loan facilities and its working capital revolving credit facility. The term loan facilities provide for a maximum credit amount of 475 billion South Korean won in aggregate, which translates to $430 million as of March 31, 2015. The credit facilities hold maturity dates ranging from March 2019 to May 2019. Principal and interest on the term loan facilities are paid quarterly, with annual fixed interest rates ranging from 5.25% to 5.5%. As of March 31, 2015, a total of $366 million was outstanding under the term loan facilities.
Project Construction Facilities
On March 26, 2014, we entered into a financing agreement with certain lenders; Wilmington Trust, National Association, as administrative agent; Deutsche Bank Trust Company Americas, as collateral agent and loan paying agent; and Deutsche Bank Securities Inc., as lead arranger, bookrunner, structuring bank and documentation agent (the “Construction Facility”). The Construction Facility originally provided for a senior secured revolving credit facility in an amount up to $150 million and has a term ending March 26, 2017. During the third quarter of 2014, the parties agreed to increase the amount available under the Construction Facility to $285 million. The Construction Facility is used to support the development and acquisition of new projects in the United States and Canada. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $300 million. We paid fees of $8 million upon entry into the Construction Facility, which were recognized as deferred financing fees.
Loans under the Construction Facility are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and are secured by a pledge of collateral of the project company, including the project contracts and equipment. Interest on loans under the Construction Facility is based on our election of either LIBOR plus an applicable margin of 3.5%, or a defined prime rate plus an applicable margin of 2.5%. As of March 31, 2015, the interest rate under the Construction Facility was 5.75%.
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
At March 31, 2015, we had borrowed $52 million under the Construction Facility, which is classified under system pre-construction, construction and term debt. As of March 31, 2015, we had $94 million blocked for currently funded projects, which reduced the available capacity. Therefore, letters of credit could be issued under the Construction Facility for the remaining capacity totaling $139 million as of March 31, 2015.
TerraForm Credit Facilities
On July 23, 2014, in connection with the closing of the TerraForm IPO, TerraForm Operating, LLC ("Terra Operating LLC") and TerraForm Power, LLC ("Terra LLC"), both wholly-owned subsidiaries of TerraForm, entered into a revolving credit facility (the "2017 TerraForm Revolver") and a term loan facility (the "2019 TerraForm Term Loan" and together with the 2017 TerraForm Revolver, the “2014 TerraForm Credit Facilities”).
On January 28, 2015, TerraForm repaid the remaining outstanding principal balance on the 2019 TerraForm Term Loan of $574 million in full. TerraForm recognized a $12 million loss on the extinguishment of debt during the three months ended March 31, 2015 as a result of this repayment.
On January 28, 2015, TerraForm replaced the 2017 TerraForm Revolver with a new $550 million revolving credit facility (the "2020 TerraForm Revolver "). The 2020 TerraForm Revolver consists of a revolving credit facility in an amount of at least $550 million (available for revolving loans and letters of credit) and permits TerraForm to increase commitments to up to $725 million in the aggregate, subject to customary closing conditions. TerraForm recognized a $1 million loss on the extinguishment of debt during the three months ended March 31, 2015 as a result of exchange.
On May 4, 2015, TerraForm exercised its option to increase its borrowing capacity under the Revolver by $100.0 million. As a result of this transaction, TerraForm now has a total borrowing capacity of $650.0 million under the Revolver.
The 2020 TerraForm Revolver matures on January 27, 2020. Each of Terra Operating LLC's and Terra LLC’s existing and subsequently acquired or organized domestic restricted subsidiaries (excluding non-recourse subsidiaries) are or will become guarantors under the 2020 TerraForm Revolver.
All outstanding amounts under the 2020 TerraForm Revolver will bear interest initially at a rate per annum equal to, at Terra Operating LLC’s option, either (i) a base rate plus a margin of 1.50% or (ii) a reserve adjusted Eurodollar rate plus a margin of 2.50%. After the fiscal quarter ended June 30, 2015, the base rate margin will range between 1.25% and 1.75% and the Eurodollar rate margin will range between 2.25% and 2.75% as determined by reference to a leverage-based grid.
The 2020 TerraForm Revolver provides for voluntary prepayments, in whole or in part, subject to notice periods, and requires Terra Operating LLC to prepay outstanding borrowings in an amount equal to 100% of the net cash proceeds received by Terra LLC or its restricted subsidiaries from the incurrence of indebtedness not permitted by the 2020 TerraForm Revolver by Terra Operating LLC or its restricted subsidiaries.
The 2020 TerraForm Revolver, each guaranty and any interest rate, currency hedging or hedging of renewable energy credits obligations of Terra Operating LLC or any guarantor owed to the administrative agent, any arranger or any lender under the 2020 TerraForm Revolver is secured by first priority security interests in (i) all of Terra Operating LLC's and each guarantor’s assets, (ii) 100% of the capital stock of each of Terra Operating LLC’s and its domestic restricted subsidiaries and 65% of the capital stock of Terra Operating LLC’s foreign restricted subsidiaries, and (iii) all intercompany debt. Notwithstanding the foregoing, collateral under the 2020 TerraForm Revolver excludes the capital stock of non-recourse subsidiaries.
TerraForm Senior Notes due 2023
On January 28, 2015, our indirect subsidiary Terra Operating LLC issued $800 million of 5.875% senior notes due 2023 at a price of 99.214% or the "TerraForm Senior Notes." Terra Operating LLC used the net proceeds from the offering to fund a portion of the price of the First Wind acquisition. The Senior Notes are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions. Interest on the Senior Notes is payable on February 1 and August 1 of each year, beginning on August 1, 2015.
Bridge Facility
On March 31, 2015, TerraForm entered into an agreement with Morgan Stanley Senior Funding, Inc. which provides TerraForm with up to a $515.0 million senior unsecured ridge facility (the "Bridge Facility"). The Bridge Facility may be used by TerraForm, subject to ce1tain conditions, to fund acquisitions, to repay certain indebtedness of acquisition facilities and to pay related fees and expenses. On April 20, 2015, the Bridge Facility was amended to add Citigroup Global Markets Inc., Barclays Bank PLC and J.P. Morgan Securities ~C as participants to the Bridge Facility in addition to Morgan Stanley Senior Funding, Inc.

TerraForm Other System Financing Obligations
Other TerraForm Power system financing obligations primarily consist of $402 million of long-term debt assumed as a result of the acquisition of Mt. Signal. The senior secured notes bear interest at 6% and mature in 2038. Interest on the notes is payable semi-annually on June 30 and December 31 of each year, commencing on June 30, 2013. A letter of credit facility was also extended to the project company to satisfy certain security obligations under the PPA, other project agreements and the notes. The facility will terminate on the earlier of July 2, 2019 and the fifth anniversary of the Mt. Signal project’s completion date.
In addition, as of March 31, 2015, $211 million of fixed rate non-recourse debt financing arrangements used to finance the construction of a solar power plant in Chile are included in the balance of other system financing obligations. These agreements were executed in the third quarter of 2013. The weighted average interest rate on these obligations as of March 31, 2015 was 6.00%.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to our critical accounting policies and estimates since December 31, 2014.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 to the unaudited condensed consolidated financial statements.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Statements set forth in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our expectation that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets; the appropriateness of our tax positions and the timing of our tax audits; the timing of our various manufacturing ramps or the cessation or continuation of production at certain facilities; the anticipated growth of our business in 2015 and beyond;; our expectation that we will have the financial resources and liquidity needed to meet our business requirements throughout 2015; future amendments or termination of our agreements with our customers and suppliers and payments associated with such contracts; our estimates of penalties associated with termination of or purchase shortfalls under certain of our long-term supply contracts with our vendors; the nature and extent of tax rebate programs or feed-in tariffs in the future; our expectations regarding indemnification payments related to tax credits; our expectations regarding repatriation tax effects; our expectations related to the undistributed earnings of our foreign subsidiaries; the ultimate impact our legal proceedings may have on us; the charges we expect to incur, the expected costs, the timing of completion, the savings we expect to realize, the number of employees who will be affected and our execution of our announced restructurings; our expectations regarding our annual pre-tax operating benefits upon the completion of our restructuring activities; our expectations regarding our future cash flow generation; our expectations regarding sales of our renewable energy systems; the amount of our contributions to our pension plans in 2015 and our estimates regarding actuarial loss (gain) and future benefits payable under our pension plans; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our renewable energy systems as direct sales, sale-leasebacks or held systems and the current and subsequent accounting treatment of such transactions; our expectations regarding the timing and amount of our investments in our joint ventures; our expectations regarding our cash commitments and proceeds received under the SMP JV Supply and License Agreement; the timing of completion of the construction, installation and testing of the equipment and the milestone payments related to the SMP JV; the requirements of and our compliance with the terms governing our indebtedness, including the indenture governing the  2018 Notes, 2021 Notes, indenture governing the 2020 Notes, Call Spread Overlay, and our other financing arrangements and the impact of related cross default provisions; the sources of funding and our ability to access funding for our SunEdison business and our anticipated capital needs for 2015; our expectation regarding our revenue from energy production; and our statements regarding our working capital; other capital requirements for the next 12 months; with respect to the separation of the semiconductor business, SunEdison Semiconductor Limited, our publicly traded subsidiary TerraForm Power, Inc., and the public offering of TerraForm Global (i) which may involve a greater exposure to legal liability than our historic business operations, and (ii); we may be involved in various conflicts of interest which could be resolved in a manner unfavorable to us; we may not be able to achieve some or all of the expected benefits; anticipated benefits in connection with the First Wind acquisition; and other risks described in our filings with the Securities and Exchange Commission. In addition, we are exposed to risks associated with certain obligations to TerraForm Power associated with the initial portfolio, future Call Right Projects and interests in additional clean energy projects.
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
Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. You should not place undue reliance on such statements, which speak only as of the date that they were made. Factors that could cause actual results to differ materially are set forth under “Item 1A. Risk Factors," in our Form 10-K for the year ended December 31, 2014.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There has been no material change to SunEdison's market risks since December 31, 2014. Please refer to “Market Risk” included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of March 31, 2015 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in SunEdison's internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, SunEdison's internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 12 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by this reference.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
Since 2007, our Board of Directors has had in place a share repurchase program. There were no repurchases during the first quarter of 2015.
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

10.1	2015 Amendment to Employment Agreement between the Company and Ahmad Chatila dated March 10, 2015
31.1	Certification by the Chief Executive Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunEdison, Inc.
/s/ Brian Wuebbels
May 7, 2015	Name:	Brian Wuebbels
	Title:	Executive Vice President, Chief Administration Officer and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX
The exhibits below are numbered in accordance with the Exhibit Table of Item 601 of Regulation S-K.

Number Exhibit	Description
10.1	2015 Amendment to Employment Agreement between the Company and Ahmad Chatila dated March 10, 2015
31.1	Certification by the Chief Executive Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document