Form 10-Q
period 2015-06-30
SUNEDISON, INC.
filed 2015-08-06
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s common stock outstanding at July 31, 2015 was 315,053,025.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net sales	$455	$431	$778	$771
Cost of goods sold	352	426	641	728
Gross profit	103	5	137	43
Operating expenses:
Marketing and administration	259	108	457	201
Restructuring charges	—	7	53	14
Long-lived asset impairment charges	17	—	17	—
Operating loss	(173)	(110)	(390)	(172)
Non-operating expense (income):
Interest expense	146	93	302	160
Interest income	(12)	(6)	(14)	(9)
Loss on early extinguishment of debt, net	64	—	84	—
Loss on convertible notes derivatives, net	—	48	—	499
Gain on previously held equity investment	—	(146)	—	(146)
Other, net	(18)	2	(2)	10
Total non-operating expense (income)	180	(9)	370	514
Loss from continuing operations before income tax benefit and equity in (loss) earnings of equity method investments	(353)	(101)	(760)	(686)
Income tax benefit	(105)	(27)	(211)	(10)
Loss from continuing operations before equity in (loss) earnings of equity method investments	(248)	(74)	(549)	(676)
Equity in (loss) earnings of equity method investments, net of tax	(8)	9	(12)	10
Loss from continuing operations	(256)	(65)	(561)	(666)
Income (loss) from discontinued operations, net of tax	—	14	(119)	(1)
Net loss	(256)	(51)	(680)	(667)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(7)	10	45	12
Net loss attributable to SunEdison stockholders	$(263)	$(41)	$(635)	$(655)

Amounts attributable to SunEdison stockholders:
Loss from continuing operations	$(263)	$(55)	$(514)	$(654)
Income (loss) from discontinued operations	—	14	(121)	(1)
Net loss attributable to SunEdison stockholders	$(263)	$(41)	$(635)	$(655)

Basic (loss) earnings per share (see Note 14):
Continuing operations	$(0.89)	$(0.21)	$(1.81)	$(2.46)
Discontinued operations	—	0.05	(0.43)	—
Total basic loss per share	$(0.89)	$(0.16)	$(2.24)	$(2.46)

Diluted (loss) earnings per share (see Note 14):
Continuing operations	$(0.89)	$(0.21)	$(1.81)	$(2.46)
Discontinued operations	—	0.05	(0.43)	—
Total diluted loss per share	$(0.89)	$(0.16)	$(2.24)	$(2.46)
See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net loss	$(256)	$(51)	$(680)	$(667)
Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustments	(1)	10	32	11
Net (loss) gain on hedging instruments	(16)	(2)	(16)	7
Net adjustments for benefit plans	—	(1)	44	1
Other comprehensive (loss) income, net of tax	(17)	7	60	19
Total comprehensive loss	(273)	(44)	(620)	(648)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	(7)	10	45	12
Net other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	5	—	16	—
Comprehensive loss attributable to SunEdison stockholders	$(275)	$(34)	$(559)	$(636)
See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$1,294	$856
Cash committed for construction projects, including consolidated variable interest entities of $20 and $32 in 2015 and 2014, respectively	704	131
Current portion of restricted cash	291	156
Accounts receivable, net	361	373
Prepaid and other current assets	954	909
Current assets of discontinued operations	—	365
Total current assets	3,604	2,790
Investments	332	149
Property, plant and equipment, net:
Renewable energy systems, including consolidated variable interest entities of $3,172 and $2,312 in 2015 and 2014, respectively, net of accumulated depreciation of $328 and $334 in 2015 and 2014, respectively	9,250	5,336
Other property, plant and equipment, net of accumulated depreciation of $239 and $238 in 2015 and 2014, respectively	1,214	1,140
Restricted cash	121	115
Goodwill	425	73
Other intangible assets	1,713	586
Other assets	898	626
Non-current assets of discontinued operations	—	685
Total assets	$17,557	$11,500

Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and short-term borrowings, including consolidated variable interest entities of $170 and $423 in 2015 and 2014, respectively	$1,551	$1,078
Accounts payable	852	1,098
Accrued and other current liabilities	930	660
Current portion of deferred revenue	77	92
Current portion of contingent consideration liabilities	446	26
Current liabilities of discontinued operations	—	192
Total current liabilities	3,856	3,146
Long-term debt, less current portion, including consolidated variable interest entities of $1,440 and $1,169 in 2015 and 2014, respectively	9,171	5,915
Deferred revenue, less current portion	601	204
Contingent consideration liabilities, less current portion	85	17
Other liabilities	536	442
Non-current liabilities of discontinued operations	—	291
Total liabilities	14,249	10,015

Redeemable noncontrolling interests	39	—
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, none issued and outstanding in 2015 or 2014	—	—
Common stock, $.01 par value, 700.0 shares authorized, 314.6 and 272.5 shares issued in 2015 and 2014, respectively	3	3
Additional paid-in capital	2,721	1,698
Accumulated deficit	(1,983)	(1,348)
Accumulated other comprehensive loss	(34)	(111)
Treasury stock, 2.8 and 0.4 shares in 2015 and 2014, respectively	(75)	(9)
Total SunEdison stockholders’ equity	632	233
Noncontrolling interests	2,637	1,252
Total stockholders’ equity	3,269	1,485
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$17,557	$11,500
See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(680)	$(667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	206	154
Stock-based compensation	37	14
Deferred tax benefit	(219)	(42)
Deferred revenue	(39)	(140)
Restructuring charges	53	—
Long-lived asset impairment charges	17	—
Loss on sale of equity interest in SSL	123	—
Loss on convertible notes derivatives, net	—	499
Loss on early extinguishment of debt, net	84	—
Gain on previously held equity investment	—	(146)
Other non-cash	21	13
Changes in operating assets and liabilities:
Accounts receivable	96	43
Prepaid and other current assets	(142)	(104)
Accounts payable	(380)	(106)
Deferred revenue for renewable energy systems	36	159
Accrued liabilities	125	38
Other assets and liabilities	(267)	(9)
Net cash used in operating activities	(929)	(294)
Cash flows from investing activities:
Capital expenditures	(127)	(95)
Construction of renewable energy systems	(869)	(652)
Proceeds from sale of equity interest in SSL	188	—
Purchases of cost and equity method investments, net of proceeds	(23)	(47)
Change in restricted cash	(55)	(49)
Change in cash committed for construction projects	(576)	83
Cash paid for acquisitions, net of cash acquired	(2,181)	(256)
Other	(27)	—
Net cash used in investing activities	(3,670)	(1,016)

Cash flows from financing activities:
Proceeds from short-term and long-term debt	5,260	1,899
Principal payments on short-term and long-term debt	(1,537)	(274)
Payments for capped call option	(161)	—
Proceeds from (payments for) note hedge	635	(174)
(Payments for) proceeds from warrant transactions	(632)	124
Proceeds from TerraForm equity offerings	1,058	—
Proceeds from SSL IPO and private placement transactions	—	185
Common stock issued and repurchased	6	3
Contributions from noncontrolling interests, net	669	24
Cash paid for contingent consideration for acquisitions	(9)	(2)
Debt financing fees	(179)	(91)
Dividends paid by TerraForm Power	(34)	—
Other	(61)	(4)
Net cash provided by financing activities	5,015	1,690
Effect of exchange rate changes on cash and cash equivalents	(3)	1
Net increase in cash and cash equivalents	413	381
Cash (used in) provided by discontinued operations (see Note 2)	(25)	75
Net change in cash and cash equivalents from continuing operations	438	306
Cash and cash equivalents at beginning of period	856	533
Cash and cash equivalents at end of period	$1,294	$839

Supplemental disclosures of cash flow information:
Net debt transferred to and assumed by buyer upon sale of renewable energy systems	110	160
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of SunEdison, Inc. and subsidiaries ("SunEdison"), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. SunEdison has presented the unaudited condensed consolidated financial statements in accordance with the Securities and Exchange Commission's (the "SEC's") requirements for Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, as recasted and filed under Form 8-K on June 29, 2015 to reflect changes due to the discontinued operations of SunEdison Semiconductor Ltd. ("SSL"), which contains SunEdison's audited financial statements for such year. Operating results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
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
On January 20, 2015, we disposed of our controlling interest in SSL in an underwritten public offering (see Note 2). The results of SSL, a separate SEC registrant, were previously reported as our Semiconductor Materials reportable segment. As a result of this transaction, SSL was deconsolidated from our consolidated financial statements and SSL's historical results of operations and financial position are reported as discontinued operations for all periods presented. Additionally, Semiconductor Materials is no longer reported as a reportable segment. Through July 1, 2015, we retained a noncontrolling interest in SSL which was accounted for as an equity method investment. On July 1, 2015, we disposed of our remaining interest in SSL in an underwritten public offering (see Note 2). Unless indicated otherwise, the information in the accompanying notes to the condensed consolidated financial statements relates to our continuing operations.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB voted to approve a one year deferral in the effective date of ASU 2014-09 while also providing for early adoption but not before the original effective date. Based on the one-year deferral, ASU 2014-09 will be effective for us beginning January

1, 2018. ASU 2014-09 allows for both retrospective and modified-retrospective methods of adoption. We have not determined which transition method we will adopt, and we are currently evaluating the impact that ASU 2014-09 will have on our consolidated financial statements and related disclosures upon adoption.
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for us for our fiscal year ending December 31, 2016 and for interim periods thereafter. We are currently evaluating the impact of ASU 2014-15 on our consolidated financial statements.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement —Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of reporting for extraordinary items. ASU 2015-01 is effective for us for our fiscal year ending December 31, 2016 and for interim periods thereafter. We are currently evaluating the impact of ASU 2015-01 on our consolidated financial statements.
In February 2015, the FASB issued ASU No. 2015-02, Consolidation, which reduces the number of consolidation models and simplifies the current standard. Entities may no longer need to consolidate a legal entity in certain circumstances based solely on its fee arrangements when certain criteria are met. ASU 2015-02 reduces the frequency of the application of related-party guidance when determining a controlling financial interest in a variable interest entity. ASU 2015-02 is effective for us for our fiscal year ending December 31, 2016. We are currently evaluating the impact of ASU 2015-02 on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for us on a retrospective basis on January 1, 2016. Early adoption is permitted, but only for debt issuance costs that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact of ASU 2015-03 on our consolidated financial statements.
2. DISCONTINUED OPERATIONS
On January 20, 2015, we disposed of 12,951,347 ordinary shares of SSL in connection with an underwritten public offering of 17,250,000 ordinary shares of SSL at a price to the public of $15.19 per share. Net proceeds to us from the sale were $188 million. As a result of this transaction, we no longer had a controlling interest in SSL. From January 20, 2015 through June 30, 2015, we owned 10,608,904 of SSL's ordinary shares, representing a 25.6% ownership interest in SSL, which was accounted for as an equity method investment. The disposal of our controlling interest in SSL represented the disposal of a component and a strategic shift that had a major effect on our operations and financial results, and thus we have reported the historical results of operations and financial position of SSL as discontinued operations in the condensed consolidated financial statements for all periods presented.
We recognized a loss associated with the January 20, 2015 disposal of SSL shares of $123 million within discontinued operations in the condensed consolidated statements of operations.
On July 1, 2015, we disposed of 10,608,903 ordinary shares of SSL in connection with an underwritten public offering of 15,935,828 ordinary shares of SSL at a price to the public of $18.25 per share. We received net proceeds from the disposal of $186 million. As a result of this transaction, we have effectively liquidated our investment in SSL.

The following table summarizes the results from the discontinued operations of SSL included in the condensed consolidated statements of operations:

	Six Months Ended June 30,
	2015	2014
In millions
Net sales	$58	$421
Cost of goods sold	52	393
Gross profit	6	28
Operating expenses	9	44
Operating loss	(3)	(16)
Loss on disposal	123	—
Other income	(7)	(2)
Loss from discontinued operations before tax	(119)	(14)
Income tax expense	—	(13)
Loss from discontinued operations, net of tax	(119)	(1)
Net (income) loss attributable to noncontrolling interests	(2)	—
Net loss attributable to shareholders	$(121)	$(1)
The following table summarizes the cash flows of discontinued operations of SSL included in the condensed consolidated statements of cash flows:

	Six Months Ended June 30,
	2015	2014
In millions
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	$(1)	$(81)
Net cash used in investing activities of discontinued operations	(23)	(39)
Net cash provided by financing activities of discontinued operations	—	195
Effect of exchange rate changes on cash and cash equivalents	(1)	—
Cash (used in) provided by discontinued operations	$(25)	$75
From January 20, 2015 through June 30, 2015, we recognized our interest in SSL's net income (loss) in equity in earnings (loss) of equity method investments, net of tax, in the condensed consolidated statement of operations. SSL continues to purchase polysilicon from us. Net sales of polysilicon to SSL were $17 million in both the three months ended June 30, 2015 and 2014. Net sales of polysilicon to SSL for the six months ended June 30, 2015 and 2014 were $34 million and $30 million, respectively. As of June 30, 2015, our net receivable balance due from SSL was $13 million.
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

•
Patent and Technology Cross-License Agreement - Under the patent and technology cross-license agreement, SSL agreed to license to us substantially all of its patents, patent applications, software, trade secrets, know-how and other intellectual property that have application in our solar energy business, and we licensed to SSL substantially all of our patents, patent applications, software, trade secrets, know-how and other intellectual property that have application in its semiconductor wafer business. The intellectual property licensed by us to SSL under the agreement excludes all intellectual property related to continuous Czochralski, or CCZ, diamond coated wire, fluidized bed reactor polysilicon technology, or FBR, and high-pressure FBR, with such arrangements to be set forth in separate agreements as described below.

•
CCZ and Diamond Coated Wire License Agreement - Under the CCZ and diamond coated wire license agreement, we licensed to SSL and certain of its subsidiaries in the U.S. and Italy our U.S. and foreign patents and patent applications and technology (including discoveries, conceptions, ideas, improvements, enhancements and inventions and data) relating to CCZ silicon crystal growth and diamond coated wire technology, provided that SSL’s use of such licensed intellectual property is limited to the semiconductor industry and the production of semiconductor wafers. The agreement prohibits SSL from using the licensed intellectual property for the manufacture of polysilicon, the manufacture of materials used in the solar photovoltaic industry, or for balance of system hardware or software used in solar systems. Additionally, the agreement prohibits us from licensing the applicable intellectual property to any third party for use in the production of semiconductor wafers and similar uses in the semiconductor industry.

•
Technology Joint Development Agreement - The technology joint development agreement provides a framework for joint development and other collaborative activities between SSL and us. Under the agreement, the parties may agree to conduct one or more joint development programs, the specific terms and conditions of which will be set forth in a separate statement of work for each joint development program.

•	Trademark License Agreement - We granted to SSL a royalty-free license to use certain of our trademarks for a period of time following the completion of SSL's IPO.

•
Transition Services Agreement - Under the transition services agreement, we and SSL agreed to mutually provide each other certain corporate, general and administrative services following the completion of SSL’s IPO for the term set forth for each service in the annexes to the agreement.

•
Tax Matters Agreement - The tax matters agreement governs the parties’ respective rights, responsibilities and obligations with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings and other matters regarding taxes.

•
Polysilicon Supply Agreement - On June 23, 2015, we entered into an agreement with SSL regarding granular polysilicon purchases. Under the polysilicon supply agreement, we will supply SSL's granular semiconductor grade polysilicon needs for a fixed price per kilogram for each year over the 10.5-year term of the agreement. The price for polysilicon decreases during the term of the agreement. In exchange, SSL agreed to assign its entire share of dividends and distributions from SMP, Ltd., our 52%-owned high purity polysilicon operation located in Ulsan, South Korea, to us for the duration of the agreement.

3. ACQUISITIONS
Renewable Energy Development Acquisitions
Atlantic Power
On June 26, 2015, we and TerraForm AP Acquisitions Holdings, LLC ("TerraForm AP"), a subsidiary of SunEdison, completed the acquisition of all membership interests of Atlantic Power Transmission, Inc. (“Atlantic Power”), an independent power producer with a diversified fleet of power generation assets located throughout the U.S. and Canada, pursuant to a membership interest purchase agreement. In connection with the acquisition, we have acquired interests in five operating wind power generation assets located in Oklahoma and Idaho, which generate 521 MW of renewable power in proportion to our ownership interests. The aggregate consideration paid for this acquisition was $347 million in cash.
The fair value of the assets and liabilities acquired is summarized in the Acquisition Accounting section below. The preliminary purchase accounting for the acquisition resulted in the recognition of certain amortizable intangible assets comprised of long-term power purchase agreements ("PPAs") totaling $108 million. The long-term PPAs are subject to amortization with no residual value. The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 17 to 23 years. All assets acquired are reported in the Renewable Energy Development segment. The operating results relating to the four days of ownership in the second quarter were deemed immaterial to our consolidated operations.
Honiton
On May 14, 2015, TerraForm Global, Inc. ("TerraForm Global"), a subsidiary of SunEdison, completed the acquisition of three operating wind energy generation projects located in China with a combined generation capacity of 149 MW from Honiton Energy Caymans Limited. The aggregate consideration paid for this acquisition was $109 million in cash.

First Wind
On January 29, 2015, SunEdison and TerraForm First Wind ACQ, LLC, a subsidiary of TerraForm Power Operating, LLC (“TerraForm Operating”), as assignee of TerraForm Power, LLC ("Terra LLC") under the Purchase Agreement (as defined below), completed the acquisition of First Wind Holdings, LLC (“Parent,” together with its subsidiaries, “First Wind”), pursuant to a purchase and sale agreement, dated as of November 17, 2014, as amended by the First Amendment to the Purchase and Sale Agreement, dated as of January 28, 2015 (together, the “Purchase Agreement”), among SunEdison, TerraForm Operating, Terra LLC, First Wind, the members of First Wind and certain other persons party thereto (the “Acquisition”). In the Acquisition, TerraForm First Wind ACQ, LLC purchased from First Wind 500 MW of operating wind power assets and 21 MW of operating solar power assets, and SunEdison purchased all of the equity interests of Parent and all of the outstanding equity interests in certain subsidiaries of Parent that own, directly or indirectly, 306 MW of operating wind power assets, wind and solar development projects representing 1.6 GW of pipeline and backlog and development opportunities representing more than 6.4 GW of wind and solar projects.
Pursuant to the terms of the Purchase Agreement, SunEdison and TerraForm Operating paid total consideration of $2,442 million, which was comprised of cash consideration of $762 million paid by SunEdison and $863 million paid by TerraForm Operating, the issuance of $336 million in aggregate principal amount of 3.75% Guaranteed Exchangeable Senior Secured Notes due 2020 (see Note 8), and contingent consideration measured at fair value of $481 million. The maximum undiscounted potential payout of contingent consideration is $510 million over the three year period following the date of acquisition, and we believe it is probable the maximum amount will be paid.
The fair value of the assets and liabilities acquired is summarized in the Acquisition Accounting section below. The preliminary purchase accounting resulted in the recording of indefinite lived intangible assets using provisional amounts for power plant development arrangements totaling $965 million. Additionally, provisional amounts were used to record certain amortizable intangible assets comprised of long-term PPAs and feed-in tariffs ("FiTs") totaling $115 million. The long-term PPAs and FiTs are subject to amortization with no residual value. The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 11 to 17 years. Total assets acquired are comprised of $2,510 million attributable to the Renewable Energy Development segment and $1,035 million attributable to the TerraForm Power segment.
The net sales and net loss related to the acquisition of First Wind reflected in the accompanying condensed consolidated statement of operations for the six months ended June 30, 2015 were $82 million and $9 million, respectively. The unaudited pro forma supplementary data presented in the table below gives effect to the acquisitions as if the transactions occurred on January 1, 2014. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of our results of operations had the acquisitions been consummated on the date assumed or of our results of operations for any future date.

	Six Months Ended June 30,
	2015	2014
In millions
Net sales	$795	$837
Net loss	(690)	(759)
The unaudited pro forma net loss for the six months ended June 30, 2015 and 2014 includes non-recurring pro forma adjustments of $9 million and $53 million, respectively, for interest expense and amortization of deferred financing costs associated with debt incurred for the acquisition of First Wind. Also reflected in the pro forma net loss for the six months ended June 30, 2014 is the reversal of losses totaling $103 million attributable to the results of certain First Wind operating projects that we did not acquire.
Silver Ridge Power
On July 2, 2014, we completed the acquisition of 50% of the outstanding limited liability company interests of Silver Ridge Power, LLC ("SRP") from AES Solar for total cash consideration of $179 million ($134 million, net of cash acquired). The remaining 50% of the outstanding limited liability company interests of SRP will continue to be held by Riverstone. SRP’s solar power plant operating projects included the Mt. Signal solar project. Concurrently with entry into the Acquisition Agreement, we also entered into a Master Transaction Agreement (the "MTA") with Riverstone. Pursuant to the MTA, concurrently with the closing of the TerraForm IPO, SRP contributed Mt. Signal to the operating entity of TerraForm in exchange for total consideration valued at $292 million. Consequently, Mt. Signal is consolidated by TerraForm as discussed below and is excluded from the provisional accounting for the acquired interest in SRP in the table below.

Through our acquisition of this interest in SRP, we acquired 50% of (i) 336 MW of solar power plant operating projects and (ii) a 40% interest in CSOLAR IV West, LLC (“CSolar”), which is currently developing a 183 MW solar power facility with an executed PPA in place with a high-credit utility off-taker. Pursuant to the MTA, concurrently with the closing of the TerraForm IPO, the parties also entered into a purchase and sale agreement with respect to CSolar. The purchase and sale agreement provides that, following completion of CSolar's 183 MW facility, which is expected in 2016, and subject to customary closing conditions and receipt of regulatory approvals, we will acquire Riverstone’s share of SRP’s interest in CSolar. Thereafter, we intend to contribute 100% of SRP’s 40% interest in CSolar to TerraForm.
The fair value of the SRP assets and liabilities acquired, excluding Mt. Signal, is summarized in the Acquisition Accounting section below. The purchase accounting resulted in the recording of long-term PPAs and FiTs totaling $206 million. The long-term PPAs and FiTs are intangible assets subject to amortization with no residual value. The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 17 to 19 years.
In addition, we also obtained a right, but not an obligation, to acquire AES Solar’s 50% interest in a portfolio of projects located in Italy prior to August 31, 2015 for a purchase price of $42 million, subject to certain specified adjustments. We also assumed responsibility for operations and management and asset management for SRP’s entire project portfolio. We will determine in the future whether these projects will be held on our balance sheet or, subject to Riverstone’s consent, sold to third parties.
Acquisition Accounting
The estimated allocations of assets and liabilities for the above acquisitions are as follows:

	2015 Preliminary			2014 Final
	Atlantic Power	Honiton	First Wind	SRP
In millions
Cash and cash equivalents	$11	$4	$99	$45
Restricted cash	19	9	282	48
Accounts receivable	11	18	11	26
Investments	54	—	—	115
Renewable energy systems & other property, plant and equipment	606	156	1,645	573
Goodwill	11	—	338	27
Other intangible assets	108	—	1,080	206
Other assets	2	6	90	112
Total assets acquired	822	193	3,545	1,152
Accounts payable and accrued liabilities	6	15	48	295
Long-term debt	249	69	293	686
Deferred revenue	—	—	459	—
Other liabilities	19	—	197	82
Total liabilities assumed	274	84	997	1,063
Redeemable noncontrolling interests	—	—	3	—
Noncontrolling interests	201	—	103	56
Fair value of net assets acquired	$347	$109	$2,442	$33
The initial accounting for Atlantic Power, Honiton and First Wind business combinations is not complete because the evaluation necessary to assess the fair values of certain assets acquired and liabilities assumed is in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition date.
The accounting for the SRP business combination is complete and any future adjustments due to changes of the assumptions used to calculate the fair value of acquisition related assets and liabilities will be reflected in the consolidated statements of operations.

Other Acquisitions
For the six month period ended June 30, 2015, we completed the acquisitions of six additional businesses for total consideration of $45 million, resulting in the recognition of goodwill totaling $5 million.
TerraForm Acquisitions
Northern Lights
On June 30, 2015, TerraForm acquired two utility scale, ground mounted solar facilities from Invenergy Solar LLC ("Northern Lights"). The facilities are located in Ontario, Canada and have a total capacity of 25 MW. The facilities are contracted under long-term PPAs with an investment grade utility with a credit rating of Aa2, and the PPAs have a weighted average remaining life of 18 years. The aggregated consideration paid for this acquisition was $104 million in cash.

Capital Dynamics

On December 18, 2014, TerraForm acquired 78 MW of distributed generation renewable energy systems in the U.S. from Capital Dynamics U.S. Solar Energy Fund, L.P., a closed-end private equity fund. This portfolio consists of 42 solar energy systems located in California, Massachusetts, New Jersey, New York, and Pennsylvania. The aggregate consideration paid for this acquisition was $258 million in cash.

Mt. Signal

Effective July 2, 2014, TerraForm acquired a 266 MW utility scale renewable energy system located in Mt. Signal, California ("Mt. Signal") in exchange for share-based consideration in TerraForm consisting of (i) 5,840,000 Class B1 units (and a corresponding number of shares of Class B1 common stock) equal in value to $146 million and (ii) 5,840,000 Class B units (and a corresponding number of shares of Class B common stock) equal in value to $146.0 million.

Acquisition Accounting
The estimated allocations of assets and liabilities for the above acquisitions are as follows:

	2015 Preliminary	2014 Preliminary	2014 Final
	Northern Lights	Capital Dynamics	Mt. Signal
In millions
Cash and cash equivalents	$3	$—	$—
Restricted cash	—	—	22
Accounts receivable	1	3	12
Renewable energy systems	75	220	650
Other intangible assets	26	71	120
Other assets	—	31	12
Total assets acquired	105	325	816
Accounts payable and accrued liabilities	—	1	23
Long-term debt	—	—	413
Other liabilities	1	46	5
Total liabilities assumed	1	47	441
Redeemable noncontrolling interests	—	20	—
Noncontrolling interests	—	—	83
Fair value of net assets acquired	$104	$258	$292
The purchase accounting for these acquisitions resulted in recognition of intangible assets for long-term PPAs totaling $217 million. These intangible assets are subject to amortization with no residual value. The estimated fair values were determined based on an income approach, and the estimated useful lives of these intangible assets range from 10 to 24 years.
The initial accounting for the Capital Dynamics and Northern Lights business combinations are not complete because the evaluations necessary to assess the fair values of certain assets acquired and liabilities assumed are in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition dates.
The accounting for the Mt. Signal business combination is complete and any future adjustments due to changes of the assumptions used to calculate the fair value of acquisition related assets and liabilities will be reflected in the consolidated statements of operations.
Other Acquisitions
During the six months ended June 30, 2015, TerraForm acquired 66 solar generation facilities with a combined nameplate capacity of 38 MW for aggregate consideration of $91 million, net of cash acquired, and $16 million of project-level debt assumed. The facilities are located in six states in the U.S. and Ontario, Canada. The facilities are contracted under long-term PPAs with commercial and municipal customers and the PPAs have a weighted-average remaining life of approximately 15 years.
4. INVESTMENTS
The carrying value of investments consists of the following:

	As of June 30, 2015	As of December 31, 2014
In millions
Equity method investments:
SSL (see Note 2)	$182	$—
Other	127	133
Cost method and other investments	23	16
Total investments	$332	$149
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	As of June 30, 2015	As of December 31, 2014
In millions
Land	$4	$7
Software	17	10
Buildings and improvements	100	98
Machinery and equipment	495	457
Renewable energy systems	7,785	4,709
Total property, plant and equipment in service, at cost	$8,401	$5,281
Less accumulated depreciation	(567)	(572)
Total property, plant and equipment in service, net	$7,834	$4,709
Construction in progress – renewable energy systems	1,792	956
Construction in progress – other	838	811
Total property, plant and equipment, net	$10,464	$6,476
During the three and six month periods ended June 30, 2015, we incurred impairment charges of $9 million for construction in progress related to certain renewable energy projects, which are reported in long-lived asset impairment charges in the condensed consolidated statements of operations.

6. GOODWILL
The changes in the carrying amount of goodwill during the six months ended June 30, 2015 are as follows:

In millions
Balance as of December 31, 2014	$73
Goodwill recognized in acquisitions (see Note 3)	355
Measurement period adjustments	(1)
Currency translation adjustment	(2)
Balance as of June 30, 2015	$425
Goodwill balances referenced above relate to the Renewable Energy Development segment.
7. OTHER INTANGIBLE ASSETS
Other intangible assets consist of the following:

		June 30, 2015			December 31, 2014
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization Allocated to Renewable Energy Systems	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization Allocated to Renewable Energy Systems	Net Carrying Amount
In millions
Amortizable intangible assets:
PPAs and FiTs	18	$796	$(31)	$765	$553	$(13)	$540
Other	6	35	(12)	23	29	(9)	20
Total amortizable intangible assets	18	$831	$(43)	$788	$582	$(22)	$560
Indefinite lived assets:
Power plant development arrangements	Indefinite	$951	$(30)	$921	$116	$(93)	$23
Other	Indefinite	4	—	4	3	—	3
Total indefinite lived assets		$955	$(30)	$925	$119	$(93)	$26
Total other intangible assets		$1,786	$(73)	$1,713	$701	$(115)	$586
During the three and six month periods ended June 30, 2015, we incurred impairment charges of $8 million for our power plant development arrangements, which are classified in long-lived asset impairment charges in the condensed consolidated statements of operations.

8. LONG-TERM DEBT
Debt, including consolidated variable interest entities ("VIEs"), consist of the following:

		As of June 30, 2015			As of December 31, 2014
In millions	Weighted Average Annual Interest Rate	Total	Current and Short-Term	Long-Term	Total	Current and Short-Term	Long-Term
Renewable Energy Development segment debt:
Convertible senior notes due 2018, net of discount	2.00%	$249	$—	$249	$485	$—	$485
Convertible senior notes due 2020, net of discount	0.25%	445	—	445	432	—	432
Convertible senior notes due 2021, net of discount	2.75%	220	—	220	429	—	429
Convertible senior notes due 2022, net of discount	2.38%	338	—	338	—	—	—
Convertible senior notes due 2023, net of discount	2.63%	303	—	303	—	—	—
Convertible senior notes due 2025, net of discount	3.38%	281	—	281	—	—	—
Warehouse 1.0 term loan(a)	6.25%	466	5	461	—	—	—
TerraForm Private warehouse term loan(a)	5.75%	280	3	277	—	—	—
Margin loan due 2017(a)	6.25%	410	—	410	—	—	—
Exchangeable notes due 2020(a)	3.75%	328	—	328	—	—	—
TerraForm Global acquisition facility(a)	9.00%	460	5	455	150	2	148
SMP Ltd. credit facilities(a)	5.40%	370	55	315	355	107	248
System pre-construction, construction and term debt(b)	5.89%	2,342	805	1,537	1,768	632	1,136
Financing leaseback obligations(c)	4.59%	1,461	11	1,450	1,404	14	1,390
Other credit facilities(d)	2.68%	502	345	157	372	243	129
Total Renewable Energy Development segment debt		$8,455	$1,229	$7,226	$5,395	$998	$4,397
TerraForm Power segment debt(a):
Senior notes due 2023, net of discount	5.88%	$947	$—	$947	$—	$—	$—
Term loan facility	5.33%	—	—	—	574	6	568
Other system financing transactions	4.78%	1,320	322	998	1,024	74	950
Total TerraForm Power segment debt		$2,267	$322	$1,945	$1,598	$80	$1,518
Total debt outstanding		$10,722	$1,551	$9,171	$6,993	$1,078	$5,915
________________________
(a) Non-recourse to SunEdison
(b) Includes $8 million of debt with recourse to SunEdison as of June 30, 2015 and December 31, 2014
(c) Includes $32 million of debt with recourse to SunEdison as of December 31, 2014
(d) Includes $266 million and $215 million of debt with recourse to SunEdison as of June 30, 2015 and December 31, 2014, respectively
Renewable Energy Development Segment Debt
Convertible Senior Notes Due 2018 and 2021
On December 20, 2013, we issued $600 million in aggregate principal amount of 2.00% convertible senior notes due 2018 (the "2018 Notes") and $600 million aggregate principal amount of 2.75% convertible senior notes due 2021 (the "2021 Notes", and together with the 2018 Notes, the "2018/2021 Notes") in a private placement offering. We received net proceeds, after payment of debt financing fees, of $1,167 million in the offering, before payment of the net cost of the call spread overlay described below.
Interest on the 2018 Notes is payable on April 1 and October 1 of each year, beginning on April 1, 2014. Interest on the 2021 Notes is payable on January 1 and July 1 of each year, beginning on July 1, 2014. The 2018 Notes and the 2021 Notes mature on October 1, 2018 and January 1, 2021, respectively, unless earlier converted or purchased.
The 2018/2021 Notes are convertible at any time until the close of business on the business day immediately preceding July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 120% of the conversion price of the 2018/2021 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2018/2021 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. As condition (1) was met during the second quarter of 2015, the 2018/2021 Notes were convertible as of June 30, 2015. On and after July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2018/2021 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $14.62 per share of our common stock.
The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. The 2018/2021 Notes are convertible only into cash, shares of our common stock or a combination thereof at our election. However, we were required to settle conversions solely in cash until we obtained the requisite approvals from our stockholders to (i) amend our Amended and Restated Certificate of Incorporation to sufficiently increase the number of authorized but unissued shares of our common stock to permit the conversion and settlement of the 2018/2021 Notes into shares of our common stock, and (ii) authorize the issuance of the maximum numbers of shares described above in accordance with the continued listing standards of the New York Stock Exchange. At our annual stockholders meeting on May 29, 2014, the requisite majority of the outstanding shares of our common stock approved these measures, and we subsequently filed a related amendment to our Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware. Holders may also require us to repurchase all or a portion of the 2018/2021 Notes upon a fundamental change, as defined in the indenture agreement, at cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments, pay debts as they become due or perform or observe certain obligations thereunder, the trustee or holders of a specified amount of then outstanding 2018/2021 Notes will have the right to declare all amounts then outstanding due and payable. We may not redeem the 2018/2021 Notes prior to the applicable stated maturity date.
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
From December 20, 2013 through May 29, 2014, the period in which we would have been required to settle conversions in cash if exercised, the embedded conversion options (the "2018/2021 Conversion Options") within the 2018/2021 Notes were separated from the 2018/2021 Notes and accounted for separately as derivative instruments (derivative liabilities) with changes in fair value reported in the consolidated statements of operations, as further discussed in the Loss on Convertible Notes Derivatives section below. Upon obtaining the requisite approvals from our stockholders as discussed above, the 2018/2021 Conversion Options were considered equity instruments. Thus, as of May 29, 2014, the 2018/2021 Conversion Options were remeasured at fair value, or $888 million, with the change in fair value reported in the consolidated statement of operations, and the resulting fair value of the 2018/2021 Conversion Options was reclassified to Stockholders' Equity. Changes in fair value subsequent to May 29, 2014 are not recognized in the consolidated statement of operations as long as the instruments continue to qualify to be classified as equity.
On May 12, 2015, we entered into privately negotiated exchange agreements (the “2018/2021 Exchange Agreements”) with a limited number of holders of our outstanding 2018/2021 Notes. Pursuant to the 2018/2021 Exchange Agreements, we exchanged $600 million aggregate principal amount of outstanding 2018 Notes and 2021 Notes ($300 million of the 2018 Notes and $300 million of the 2021 Notes) for 41 million shares of common stock underlying the 2018/2021 Notes to be exchanged and $63 million in cash. We recognized a loss on the extinguishment of debt of $75 million and the write-off of the related unamortized debt issuance costs.
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
Upon entrance into the 2018/2021 Exchange Agreements, the parties agreed to unwind the portion of the 2018/2021 Note Hedges related to the exchanged 2018/2021 Notes for a total cash settlement of $635 million, calculated by reference to the weighted price of our common stock on the settlement date, received by us. In addition, the parties agreed to unwind the portion of the 2018/2021 Warrants related to the exchanged 2018/2021 Notes for a total cash settlement of $632 million, calculated by reference to the weighted average price of our common stock on the settlement date, paid by us. The settlement of the 2018/2021 Note Hedges and Warrants was recorded as an adjustment to additional paid in capital.
Loss on Convertible Notes Derivatives
For the three and six month periods ended June 30, 2014, we recognized a net loss of $48 million and $499 million related to the change in the fair value of the 2018/2021 Conversion Options, the 2018/2021 Note Hedges and 2018/2021 Warrants (the "2018/2021 Convertible Notes Derivatives") prior to the reclassification of these instruments to Stockholders' Equity as discussed above, which is reported in loss on convertible notes derivatives, net in the consolidated statement of operations, as follows:

In millions	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Conversion Options	$66	$382
Note Hedges	(66)	(366)
Warrants	48	483
Total loss on convertible note derivatives, net	$48	$499

The 2018/2021 Convertible Notes Derivatives were measured at fair value using a Black-Scholes valuation model as these instruments are not traded on an open market. Significant inputs to the valuation model, which have been identified as Level 2 inputs, were as follows:

	Conversion Option		Note Hedges		Warrants
	Due 2018	Due 2021	Due 2018	Due 2021	Due 2018	Due 2021
Stock price	$20.50	$20.50	$20.50	$20.50	$20.50	$20.50
Exercise price	$14.62	$14.62	$14.62	$14.62	$18.35	$18.93
Risk-free rate	1.34%	1.95%	1.30%	1.93%	1.45%	2.30%
Volatility	45%	45%	45%	45%	42%	42%
Dividend yield	—%	—%	—%	—%	—%	—%
Maturity	2018	2021	2018	2021	2018	2021
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
The 2020 Notes are convertible at any time until the close of business on the business day immediately preceding October 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending September 30, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the 2020 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2020 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. The 2020 Notes were not convertible as of June 30, 2015. On and after October 15, 2019 and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2020 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $26.87 per share of our common stock.
The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. The 2020 Notes are convertible into cash, shares of our common stock or a combination thereof at our election. Holders may also require us to repurchase all or a portion of the 2020 Notes upon a fundamental change, as defined in the indenture agreement, at cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, the trustee or holders of a specified amount of then outstanding 2020 Notes will have the right to declare all amounts then outstanding due and payable. We may not redeem the 2020 Notes prior to the applicable stated maturity date.
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
Interest on the 2022 Notes is payable semiannually on April 15 and October 15 of each year, beginning on October 15, 2015. The 2022 Notes mature on April 15, 2022, unless earlier converted or purchased.
The 2022 Notes are convertible at any time until the close of business on the business day immediately preceding April 15, 2022 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending March 31, 2015, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the 2022 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2022 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. The 2022 Notes were not convertible as of June 30, 2015. On and after January 15, 2022 and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2022 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $25.25 per share of our common stock.
The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. The 2022 Notes are convertible into cash, shares of our common stock or a combination thereof at our election. Holders may also require us to repurchase all or a portion of the 2022 Notes upon a fundamental change, as defined in the indenture agreement, at cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, the trustee or holders of a specified amount of then outstanding 2022 Notes will have the right to declare all amounts then outstanding due and payable. We may not redeem the 2022 Notes prior to the applicable stated maturity date.
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

Capped Call Feature for Convertible Senior Notes Due 2022
In connection with the issuance of the 2022 Notes in January 2015, we paid $38 million to enter into privately negotiated capped call option agreements to reduce the potential dilution to holders of our common stock upon conversion of the 2022 Notes. The capped call option agreements have a cap price of $32.72 and an initial strike price of $25.25, which is equal to the initial conversion price of the 2022 Notes. The capped call options expire on April 15, 2022. The capped call option agreements are separate transactions, are not a part of the terms of the 2022 Notes, and do not affect the rights of the holders of the 2022 Notes. The capped call transactions are expected generally to reduce the potential dilution with respect to our common stock upon conversion of the 2022 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2022 Notes in the event that the market price of our common stock is greater than the strike price of the capped call transactions, with such reduction of potential dilution or offset of cash payments subject to a cap based on the cap price of the capped call transactions.

Convertible Senior Notes Due 2023 and 2025
On May 20, 2015, we issued $450 million in aggregate principal amount of 2.625% convertible senior notes due 2023 (the "2023 Notes") and $450 million aggregate principal amount of 3.375% convertible senior notes due 2025 (the "2025 Notes," and together with the 2023 Notes, the "2023/2025 Notes") in a private placement offering. We received net proceeds, after payment of debt financing fees, of $860 million in the offering, before the exchange of $300 million of the outstanding aggregate principal amount of the 2018 Notes and the exchange of $300 million of the outstanding aggregate principle amount of the 2021 Notes and before the net cost of the capped call feature described below.
Interest on the 2023/2025 Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2015. The 2023 Notes and the 2025 Notes mature on June 1, 2023 and June 1, 2025, respectively, unless earlier converted or purchased.
The 2023/2025 Notes are convertible at any time until the close of business on the business day immediately preceding March 1, 2023 (in the case of the 2023 Notes) or March 1, 2025 (in the case of the 2025 Notes) only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending June 30, 2015, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the 2023/2025 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2023/2025 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. The 2023/2025 Notes were not convertible as of June 30, 2015. On and after March 1, 2023 (in the case of the 2023 Notes) or March 1, 2025 (in the case of the 2025 Notes) and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2023/2025 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $38.65 per share of our common stock.
The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. The Notes are convertible into cash, shares of our common stock or a combination thereof at our election. Holders may also require us to repurchase all or a portion of the Notes upon a fundamental change, as defined in the indenture agreement, at cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, the trustee or holders of a specified amount of then outstanding 2023/2025 Notes will have the right to declare all amounts then outstanding due and payable. We may not redeem the 2023/2025 Notes prior to the applicable stated maturity date.
The 2023/2025 Notes are general unsecured obligations and rank senior in right of payment to any of our future indebtedness that is expressly subordinated in right of payment to the 2023/2025 Notes; equal in right of payment to our existing and future unsecured indebtedness that is not so subordinated; effectively subordinated in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and effectively subordinated to all existing and future indebtedness (including trade payables) incurred by our subsidiaries.
Capped Call Feature for Convertible Senior Notes Due 2023 and 2025
In connection with the issuance of the 2023/2025 Notes in May 2015, we paid $123 million to enter into privately negotiated capped call option agreements to reduce the potential dilution to holders of our common stock upon conversion of the 2023/2025 Notes. The capped call option agreements have a cap price of $62.12 and an initial strike price of $38.65, which is equal to the initial conversion price of the 2023/2025 Notes. The capped call options expire on June 1, 2023 on the 2023 Notes and June 1, 2025 on the 2025 Notes. The capped call option agreements are separate transactions, are not a part of the terms of the 2023/2025 Notes, and do not affect the rights of the holders of the 2023/2025 Notes. The capped call transactions are expected generally to reduce the potential dilution with respect to our common stock upon conversion of the 2023/2025 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023/2025 Notes in the event that the market price of our common stock is greater than the strike price of the capped call transactions, with such reduction of potential dilution or offset of cash payments subject to a cap based on the cap price of the capped call transactions.
Warehouse 1.0
On May 6, 2015, a wholly-owned subsidiary of SunEdison acquired certain equity interests ("Warehouse 1.0 Equity Purchase") in FR Warehouse II, LLC (“Warehouse 1.0”), with the remaining equity interests in Warehouse 1.0 being held by an indirect subsidiary of First Reserve Corp. (“First Reserve”). Warehouse 1.0 was established as an investment vehicle for the acquisition and construction financing of renewable energy projects. Warehouse 1.0, through its wholly-owned subsidiaries, intends to acquire renewable energy projects from SunEdison and other third parties and intends to sell such projects to TerraForm upon the completion thereof.
Concurrent with the Warehouse 1.0 Equity Purchase, we entered into an amended and restated limited liability company agreement for Warehouse 1.0 with First Reserve to set forth, among other things, our appointment as managing member and each of our respective obligations to make capital contributions and/or member loans to Warehouse 1.0. In addition, First Reserve issued an equity commitment letter to Warehouse 1.0. Under the terms of such equity commitment letter, First Reserve and its syndicate will contribute up to $500 million of equity (“FR Equity Investment”) for the acquisition and construction of renewable energy projects. The equity interests held by First Reserve and its syndicate will be eligible for preferential distributions. In support of the FR Equity Investment, we have agreed to post a letter of credit in support of the debt service reserve requirement under the Warehouse 1.0 Credit Facility (as described below), potentially compensate First Reserve should First Reserve’s equity not be fully invested in projects that can produce the desired return during the expected investment period (subject to an aggregate cap of $142 million) and, in the event that the FR Equity Investment is not fully utilized, pay fees to First Reserve in respect of any unutilized amounts (subject to an aggregate cap of $70 million).
Concurrent with the Warehouse 1.0 Equity Purchase, our wholly-owned subsidiary entered into a credit agreement with the lenders identified therein, Bank of America, N.A., as administrative agent and collateral agent, OneWest Bank, N.A., as depositary, the joint lead arrangers, joint bookrunners and other persons identified therein and party thereto from time to time (“Warehouse 1.0 Credit Facility”). The Warehouse 1.0 Credit Facility provides for a senior secured term loan credit facility in an aggregate principal amount of up to $466 million ("Warehouse 1.0 Term Loan") and a senior secured revolving credit facility in an aggregate principal amount of up to $550 million ("Warehouse 1.0 Revolver"). The Warehouse 1.0 Term Loan has a term ending May 6, 2020, and the Warehouse 1.0 Revolver has a term ending May 6, 2019. The proceeds of the Warehouse 1.0 Credit Facility and the FR Equity Investment will be used for the acquisition and construction of renewable energy projects. Subject to certain conditions, we may request that the aggregate commitments be increased in an amount not to exceed $200 million, in the case of the Warehouse 1.0 Revolver, and $500 million, in the case of the Warehouse 1.0 Term Loan. Interest under the Warehouse 1.0 Credit Facility accrues at a rate of LIBOR plus 4.25% (or base rate plus 3.25%) with respect to the Warehouse 1.0 Term Loan and at a rate of LIBOR plus 4.00% (or base rate plus 3.00%) with respect to the Warehouse 1.0 Revolver. The Warehouse 1.0 Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including covenants applicable to commercial bank provided project financings.
At June 30, 2015, $466 million was outstanding under the Warehouse 1.0 Term Loan and the effective interest rate was 8.14%. We paid fees of $21 million upon entry into the Warehouse 1.0 Term Loan, which were recognized as deferred financing fees.
At June 30, 2015, we had not borrowed any amounts under the Warehouse 1.0 Revolver. As of June 30, 2015, no amounts were committed for currently funded projects, which would reduce the available capacity. Therefore, letters of credit could be issued under the Warehouse 1.0 Revolver for the remaining capacity totaling $550 million as of June 30, 2015. We paid fees of $25 million upon entry into the Warehouse 1.0 Revolver, which were recognized as deferred financing fees.
TerraForm Private Warehouse
On June 26, 2015, a wholly-owned subsidiary of SunEdison acquired certain equity interests in TerraForm Private, LLC (“TerraForm Private”), with the remaining equity interests in TerraForm Private acquired by Macquarie Sierra Investment Holdings Inc. and John Hancock Life Insurance Company (U.S.A.) (together with certain of its affiliates) (collectively known as the “TerraForm Private Investors”). We purchased an aggregate of $20 million in preferred units (the “PREPP Units”) of TerraForm Private, the TerraForm Private Investors collectively purchased an aggregate of $150 million in PREPP Units, and we separately purchased an aggregate of $75 million in common units of TerraForm Private (collectively, the “TerraForm Private Equity Purchase”).
A portion of the net proceeds from the TerraForm Private Equity Purchase, together with the net proceeds from the TerraForm Private Term Loan (as defined below), were used to fund the acquisition of all outstanding membership interests in five operating wind power assets held by Atlantic Power, thus forming the project entity TerraForm AP. The remaining net proceeds will be used to retire related project debt following the closing of the Atlantic Power acquisition. TerraForm Private was formed for the primary purpose of owning, maintaining, financing and operating the Atlantic Power assets.
Concurrent with the TerraForm Private Equity Purchase, we entered into an amended and restated limited liability company agreement with the TerraForm Private Investors (together as the "Members") for TerraForm Private to set forth, among other things, our appointment as the managing member of TerraForm Private and define the respective obligations of the Members under TerraForm Private. Holders of the PREPP Units will have preference over holders of other equity securities of TerraForm Private, including the common units purchased, in respect of distributions and upon certain liquidation events. The PREPP Units will also be entitled to a cash dividend of 4.50% per annum and a pay-in-kind dividend of 5.00% per annum, in each case, on a cumulative basis and payable quarterly in arrears. In connection with the TerraForm Private Equity Purchase, TerraForm Private also granted certain rights to TerraForm (and its designated controlled affiliates) to purchase interests in the assets held by TerraForm Private pursuant to a separate agreement among Members. Any such purchases are subject to certain conditions and limitations, including the consent of holders of a requisite percentage of the PREPP Units.
Concurrent with the TerraForm Private Equity Purchase, TerraForm AP entered into a credit agreement with TerraForm Private, as guarantor, the lenders identified therein, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and the joint lead arrangers, joint bookrunners and other persons identified therein and party thereto from time to time (“TerraForm Private Term Loan”). The TerraForm Private Term Loan provides for a senior secured term loan credit facility in an aggregate principal amount of $280 million. The TerraForm Private Term Loan matures on June 26, 2022. As described above, the net proceeds of the TerraForm Private Term Loan were used, together with the proceeds from the TerraForm Private Equity Purchase, to fund the Atlantic Power acquisition (including the retirement of related project debt following the closing of the Atlantic Power acquisition). Interest under the TerraForm Private Term Loan accrues at a rate calculated at LIBOR plus 3.5% or base rate plus 2.5%. The TerraForm Private Term Loan contains representations, covenants and events of default typical for credit arrangements of comparable size.
At June 30, 2015, $280 million was outstanding under the TerraForm Private Term Loan, and the effective interest rate was 6.2%. We paid fees of $9 million upon entry into the TerraForm Private Term Loan, which were recognized as deferred financing fees.
Margin Loan
On January 29, 2015, a wholly-owned subsidiary of SunEdison entered into a margin loan agreement (the “Margin Loan Agreement”) with the lenders party thereto (each, a “Lender”) and Deutsche Bank AG, as the administrative agent and the calculation agent thereunder, and SunEdison concurrently entered into a guaranty agreement in favor of the administrative agent for the benefit of each of the Lenders, pursuant to which SunEdison guaranteed all of the subsidiary’s obligations under the Margin Loan Agreement. Under the Margin Loan Agreement, the subsidiary borrowed $410 million in term loans. The net proceeds of the term loans, less certain expenses, were made available to SunEdison to fund the acquisition of First Wind Holdings, LLC. The term loans mature on January 29, 2017. All outstanding amounts under the Margin Loan Agreement bear interest at a rate per annum equal to a three-month Eurodollar rate plus an applicable margin, and interest is payable quarterly. As of June 30, 2015, the applicable interest rate was 6.25%.
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
The Borrower’s obligations under the Margin Loan Agreement are secured by a first priority lien on shares of Class B common stock in TerraForm, and Class B units and incentive distribution rights in Terra LLC, in each case, that are owned by the subsidiary. The Margin Loan Agreement contains customary representations and warranties, covenants and events of default for financings of this nature. Upon the occurrence and during the continuance of an event of default, any lender may declare the term loans due and payable, exercise remedies with respect to the collateral and demand payment from SunEdison of the obligations under the Margin Loan Agreement then due and payable. TerraForm has agreed to certain obligations in connection with the Margin Loan Agreement relating to its equity securities.
We paid fees of $11 million upon entry into the Margin Loan Agreement, which were recognized as deferred financing fees.

Exchangeable Notes Due 2020
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
Renewable Energy Credit Facility
On February 28, 2014, we entered into a credit agreement with the lenders identified therein, Wells Fargo Bank, National Association, as administrative agent, Goldman Sachs Bank USA and Deutsche Bank Securities Inc., as joint lead arrangers and joint syndication agents, and Goldman Sachs Bank USA, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Macquarie Capital (USA) Inc., as joint bookrunners (the “Credit Facility”). The Credit Facility provided for a senior secured letter of credit facility in an aggregate principal amount of up to $265 million and has a term ending February 28, 2017. In the second quarter 2014, the parties added additional issuers to the Credit Facility to increase the funds available from $265 million to $315 million. Also in the second quarter of 2014, all related parties executed an amendment allowing us to increase aggregate funds committed up to $800 million ($400 million prior to amendment), subject to certain conditions. In the fourth quarter of 2014, the parties added additional issuers to the Credit Facility to increase the funds available from $315 million to $540 million. Also in the fourth quarter of 2014, all parties executed an amendment permitting us to secure additional financing in an amount of up to $815 million for the First Wind Bridge Facility (see section entitled "First Wind Bridge Credit Facility").

In the first quarter of 2015, an issuer that remains party to the facility committed $25 million in additional funds, increasing the aggregate funding under the Credit Facility from $540 million to $565 million. In addition, the parties executed an amendment permitting us to secure additional financing in an amount of up to $410 million secured by certain equity interests in TerraForm (see section entitled "Margin Loan Agreement") and to issue up to $500 million in convertible senior notes due 2022 (see section entitled "2022 Notes"). In the second quarter of 2015, one issuer that remains party to the Credit Facility committed $25 million in additional funds, increasing the aggregate funding under the Credit Facility from $565 million to $590 million. Also in the second quarter, two additional issuers pledged $100 million in additional funds increasing the aggregate funding under the Credit Facility from $590 million to $690 million. In July 2015, one additional issuer pledged $60 million in additional funds increasing the aggregate funding under the Credit Facility from $690 million to $750 million.
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
Our obligations under the Credit Facility are guaranteed by certain of our domestic subsidiaries. Our obligations and the guaranty obligations of our subsidiaries are secured by first priority liens on, and security interests in, substantially all present and future assets of SunEdison and the subsidiary guarantors, including a pledge of the capital stock of certain of our domestic and foreign subsidiaries.
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
The Credit Facility, as amended, contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio of 3.0 to 1.0 which excludes the 2018/2021 Notes, 2020 Notes and 2022 Notes (measurement commencing with the last day of the fiscal quarter ending December 31, 2014), and a minimum liquidity amount (measurement commencing with the last day of the fiscal quarter ending June 30, 2014) of the lesser of (i) $400 million and (ii) the sum of (x) $300 million plus (y) the amount, if any, by which the aggregate commitments exceed $300 million at such time. The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness of SunEdison in excess of $50 million, including the 2018/2021 Notes, 2020 Notes, 2022 Notes, and 2023/2025 Notes but excluding our non-recourse indebtedness.
The Credit Facility also contains mandatory prepayment and/or cash collateralization provisions applicable to specified asset sale transactions as well as our receipt of proceeds from certain insurance or condemnation events and the incurrence of additional indebtedness.
As of June 30, 2015, we had $657 million of outstanding third party letters of credit backed by the Credit Facility.
TerraForm Global Acquisition Facility
On December 22, 2014, a subsidiary entered into a credit and guaranty agreement with various lenders and J.P. Morgan, as administrative agent, collateral agent, documentation agent, sole lead arranger, sole lead bookrunner, and syndication agent (the “TerraForm Global Acquisition Facility”). The TerraForm Global Acquisition Facility provides for a term loan credit facility in the amount of $150 million which will be used for the acquisition of certain renewable energy generation assets. In May 2015, three additional lenders became party to the Acquisition Facility and committed additional funds, increasing the aggregate funding under the TerraForm Global Acquisition Facility from $150 million to $450 million. In June 2015, three additional lenders became party to the TerraForm Global Acquisition Facility and committed additional funds, increasing the aggregate funding under the Acquisition Facility from $450 million to $550 million.
The TerraForm Global Acquisition Facility will mature on the earlier of December 22, 2016 and the date on which all loans under the TerraForm Global Acquisition Facility become due and payable in full, whether by acceleration or otherwise. The principal payments under the TerraForm Global Acquisition Facility are payable in consecutive semiannual installments on June 22 and December 22, in each case, in an amount equal to 0.50% of the original principal balance of the loans funded prior to such payment, with the remaining balance payable on the maturity date. Loans under the TerraForm Global Acquisition Facility are non-recourse debt to entities outside of the legal entities that subscribed to the debt.

Loans and each guarantee under the TerraForm Global Acquisition Facility are secured by first priority security interests in all of the subsidiary's assets and the assets of the subsidiary's domestic subsidiaries. Interest is based on the subsidiary's election of either (i) a base rate plus the sum of 6.5% and a spread (as defined) or (ii) a reserve adjusted eurodollar rate plus the sum of 7.5% and the spread. The reserve adjusted eurodollar rate will be subject to a floor of 1.0% and the base rate will be subject to a floor of 2.0%. The spread is initially 0.50% per annum, commencing on the five-month anniversary of the closing date, and increases by an additional 0.25% per annum every ninety days thereafter. The TerraForm Global Acquisition Facility contains customary representations, warranties, and affirmative and negative covenants, including a minimum debt service coverage ratio applicable to the subsidiary (1.15 to 1.00 starting March 31, 2015) that will be tested quarterly. The TerraForm Global Acquisition Facility loans may be prepaid in whole or in part without premium or penalty, and outstanding TerraForm Global Acquisition Facility loans must be prepaid in certain specified circumstances.
At June 30, 2015, $460 million was outstanding under the TerraForm Global Acquisition Facility and the effective interest rate was 11.08%. We paid debt issuance fees of $19 million upon entry into the TerraForm Global Acquisition Facility, which were recognized as deferred financing fees.
SMP Ltd. Credit Facilities
SMP Ltd. is party to four non-recourse term loan facilities and a working capital revolving credit facility. The term loan facilities provide for a maximum credit amount of 475 billion South Korean won in aggregate, which translates to $423 million as of June 30, 2015. The credit facilities hold maturity dates ranging from March 2019 to May 2019. Principal and interest on the term loan facilities are paid quarterly, with annual fixed interest rates ranging from 5.25% to 5.5%. As of June 30, 2015, a total of $370 million was outstanding under the term loan facilities.
Project Financing
Our renewable energy systems for which we have short-term and long-term debt, and finance obligations are included in separate legal entities. Of this total debt outstanding, $4,031 million relates to project specific non-recourse financing that is backed by renewable energy system operating assets. This debt has recourse to those separate legal entities but no recourse to SunEdison under the terms of the applicable agreements. These finance obligations are fully collateralized by the related renewable energy system assets and may also include limited guarantees by SunEdison related to operations, maintenance and certain indemnities.
Project Construction Facilities
On March 26, 2014, we entered into a financing agreement with certain lenders; Wilmington Trust, National Association, as administrative agent; Deutsche Bank Trust Company Americas, as collateral agent and loan paying agent; and Deutsche Bank Securities Inc., as lead arranger, bookrunner, structuring bank and documentation agent (the “Construction Facility”). The Construction Facility originally provided for a senior secured revolving credit facility in an amount of up to $150 million and has a term ending March 26, 2017. During the third quarter of 2014, the parties agreed to increase the amount available under the Construction Facility to $285 million. The Construction Facility is used to support the development and acquisition of new projects in the U.S. and Canada. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $300 million. We paid fees of $8 million upon entry into the Construction Facility, which were recognized as deferred financing fees.
Loans under the Construction Facility are non-recourse debt to entities outside of the project company legal entities that subscribe to the debt and are secured by a pledge of collateral of the project company, including the project contracts and equipment. Interest on loans under the Construction Facility is based on our election of either LIBOR plus an applicable margin of 3.5%, or a defined prime rate plus an applicable margin of 2.5%. As of June 30, 2015, the interest rate under the Construction Facility was 5.75%.
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
At June 30, 2015, we had borrowed $98 million under the Construction Facility, which is classified under system pre-construction, construction and term debt. As of June 30, 2015, we had $135 million committed for currently funded projects, which reduced the available capacity. Therefore, availability under the Construction Facility was $52 million as of June 30, 2015.

In the event additional construction financing is needed, and we are unable to obtain alternative financing, or if we have inadequate net working capital, such inability to fund future projects may have an adverse impact on our business growth plans, financial position and results of operations.
System Pre-Construction, Construction and Term Debt
We typically finance our renewable energy projects through project entity specific debt secured by the project entity's assets (mainly the renewable energy system) with no recourse to us. Typically, financing arrangements provide for a construction loan, which upon completion will be converted into a term loan, and generally do not restrict the future sale of the project entity to a third party buyer. As of June 30, 2015, we had system pre-construction, construction and term debt outstanding of $2,342 million, which is comprised of a combination of fixed and variable rate debt. The variable rate debt has interest rates tied to the London Interbank Offered Rate, the Euro Interbank Offer Rate, the Canadian Dollar Offered Rate, the Johannesburg Interbank Acceptance Rate, and the Prime Rate. The variable interest rates have primarily been hedged by our outstanding interest rate swaps as discussed in Note 9. The interest rates on these obligations range from 0.4% to 14.0% and have maturities that range from 2015 to 2031. The weighted average interest rate on these construction and term debt obligations was 5.89% as of June 30, 2015.
As of June 30, 2015, $533 million in non-recourse project debt was included in our consolidated long-term debt as a result of the acquisition of SRP as discussed in Note 3. The weighted average interest rate on this debt was 3.69% as of June 30, 2015. In the third quarter of 2014, legislation changes in Italy introduced modifications to the FiT programs that were previously guaranteed by the Italian government. As of June 30, 2015, we have concluded that these legislation changes did not result in an event of default under the relevant credit agreements.
During the second quarter of 2012, we violated covenants on two non-recourse solar energy system loans as a result of devaluation in the Indian Rupee. The renewable energy systems for these two project companies collateralized the loans and there is no recourse outside of these project companies for payment. On September 28, 2012, we obtained a waiver from the lender for the covenant violations, which had a grace period which expired on November 20, 2013. On July 4, 2014, we amended our loan agreements which included revisions to the financial covenants applicable to future periods and obtained a waiver for all prior covenant violations. As of June 30, 2015, we were again in violation of covenants for these two loans, and we intend to seek a waiver from the lender. The amount outstanding of $21 million under both loans was classified as current as of June 30, 2015.
Financing Leaseback Obligations
For certain transactions we account for the proceeds of sale-leasebacks as financings, which are typically secured by the renewable energy system asset and its future cash flows from energy sales, but without recourse to us under the terms of the arrangement. The structure of the repayment terms under the lease results in negative amortization throughout the financing period, and we therefore recognize the lease payments as interest expense. The balance outstanding for sale-leaseback transactions accounted for as financings as of June 30, 2015 is $1,461 million, which includes the below mentioned transactions. The maturities range from 2021 to 2039 and are collateralized by the related renewable energy system assets with a carrying amount of $1,368 million.
On March 31, 2011, one of our project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain renewable energy systems constructed by us. The total capacity under this agreement is $125 million, of which $124 million is outstanding and $1 million is available as of June 30, 2015. The specified rental payments under the master lease agreement are based on projected cash flows that the renewable energy systems generate.
On September 24, 2012, one of our project subsidiaries executed a master lease agreement with a U.S. financial institution which provides for the sale and simultaneous leaseback of certain renewable energy systems constructed by us. The total capacity under this agreement was $102 million, of which $97 million is outstanding and $5 million was available as of June 30, 2015. The specified rental payments under the master lease agreement are based on projected cash flows that the renewable energy systems generate.
Other Credit Facilities
On December 19, 2014, a subsidiary entered into a credit and guaranty agreement with the Oversea-Chinese Banking Corporation Limited ("OCBC") as sole lead arranger and lender (the “OCBC Facility"). The OCBC Facility provides for a draft loan credit facility in an amount up to $120 million. On December 30, 2014, the subsidiary borrowed $119 million under the OCBC Facility to fund a portion of the purchase price for certain tax credit qualified turbines. The borrowings under the OCBC Facility originally matured six months from the funding date unless payment was otherwise accelerated, subject to certain conditions. In the second quarter of 2015, we extended the maturity of the OCBC Facility through January 2016. The principal and interest amounts outstanding under the OCBC Facility are payable in full at maturity. Interest is calculated at an amount equal to LIBOR plus an applicable margin of 1.25%. As of June 30, 2015, interest was calculated at approximately 1.6%. In conjunction with the borrowing, an immaterial amount of debt issuance cost was recognized.
We are party to master lease agreements that provide for the sale and simultaneous leaseback of certain renewable energy systems constructed by us. As of June 30, 2015, we had $79 million of capital lease obligations outstanding. Generally, this classification occurs when the term of the lease is greater than 75% of the estimated economic life of the solar energy system and the transaction is not subject to real estate accounting. The terms of the leases are typically 25 years with certain leases providing terms as low as 10 years and providing for early buyout options. The specified rental payments are based on projected cash flows that the renewable energy system will generate. We have not entered into any arrangements that have resulted in accounting for the sale-leaseback as a capital lease since November 2009.
Of the remaining amount classified as other credit facilities at June 30, 2015, $102 million represents the cash proceeds that we received in connection with executed renewable energy system sales contracts that have not met the sales recognition requirements under real estate accounting and have been accounted for as a financing transaction. The outstanding amount relates to cash proceeds received in connection with 15 projects for which we have substantial continuing involvement. There are no principal or interest payments associated with these transactions.
Capitalized Interest
During the three and six month periods ended June 30, 2015 we capitalized $47 million and $75 million of interest, respectively. During the three and six month periods ended June 30, 2014 we capitalized $4 million and $15 million of interest, respectively.
TerraForm Power Segment Debt
TerraForm Credit Facilities
On July 23, 2014, Terra Operating LLC and Terra LLC, both wholly-owned subsidiaries of TerraForm, entered into a revolving credit facility (the "2017 TerraForm Revolver") and a term loan facility (the "2019 TerraForm Term Loan" and together with the 2017 TerraForm Revolver, the “2014 TerraForm Credit Facilities”).
On January 28, 2015, TerraForm repaid the remaining outstanding principal balance on the 2019 TerraForm Term Loan of $574 million in full. TerraForm recognized a $12 million loss on the extinguishment of debt during the three months ended March 31, 2015 as a result of this repayment.
On January 28, 2015, TerraForm replaced the 2017 TerraForm Revolver with a new $550 million revolving credit facility (the "2020 TerraForm Revolver "). The 2020 TerraForm Revolver consists of a revolving credit facility in an amount of at least $550 million (available for revolving loans and letters of credit). TerraForm recognized a $1 million loss on the extinguishment of debt during the six months ended June 30, 2015 as a result of this exchange.
In May 2015, TerraForm exercised its option to increase its borrowing capacity under the 2020 TerraForm Revolver by $100 million. As a result of this transaction, TerraForm now has a total borrowing capacity of $650 million under the 2020 TerraForm Revolver as of June 30, 2015. In July 2015, TerraForm obtained a commitment from a counterparty to increase its borrowing capacity under the 2020 TerraForm Revolver by $75 million. This will increase the total borrowing capacity under the 2020 TerraForm Revolver to $725 million. There were no amounts outstanding under the 2020 TerraForm Revolver as of June 30, 2015.
The 2020 TerraForm Revolver matures on January 27, 2020. Each of Terra Operating LLC's and Terra LLC’s existing and subsequently acquired or organized domestic restricted subsidiaries (excluding non-recourse subsidiaries) are or will become guarantors under the 2020 TerraForm Revolver.
All outstanding amounts under the 2020 TerraForm Revolver will bear interest initially at a rate per annum equal to either (i) a base rate plus a margin of 1.50% or (ii) a reserve adjusted Eurodollar rate plus a margin of 2.50%. After the fiscal quarter ended June 30, 2015, the base rate margin will range between 1.25% and 1.75% and the Eurodollar rate margin will range between 2.25% and 2.75% as determined by reference to a leverage-based grid.
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
Senior Notes due 2023
On January 28, 2015, TerraForm's indirect subsidiary Terra Operating LLC issued $800 million of 5.875% senior notes due 2023 (the "Terra 2023 Notes") at a price of 99.214%. Terra Operating LLC used the net proceeds from this offering to fund a portion of the price of the First Wind acquisition.
On June 11, 2015, Terra Operating LLC issued an additional $150 million of 5.875% senior notes due 2023. This offering was issued at a price of 101.5% and Terra Operating LLC used the net proceeds from the offering to repay existing borrowings under the 2020 TerraForm Revolver. The Terra 2023 Notes are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions. Interest is payable on February 1 and August 1 of each year, beginning on August 1, 2015.
Senior Notes due 2025
On July 17, 2015, Terra Operating LLC issued $300 million of 6.125% senior notes due 2025 (the "Terra 2025 Notes") at a price of 100.00%. Terra Operating LLC intends to use the net proceeds from the offering to fund a portion of the purchase price of the Invenergy acquisition (see Note 19). The Terra 2025 Notes are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions. Interest is payable on June 15 and December 15 of each year, beginning December 15, 2015.
Bridge Facility
On March 31, 2015, TerraForm entered into an agreement with Morgan Stanley Senior Funding, Inc. which provided TerraForm with up to a $515 million senior unsecured bridge facility (the "Bridge Facility"). The Bridge Facility was terminated during the second quarter of 2015.
Other System Financing Obligations
Other TerraForm Power system financing obligations primarily consist of $401 million of long-term debt assumed as a result of the acquisition of Mt. Signal. The senior secured notes bear interest at 6% and mature in 2038. Interest on the notes is payable semi-annually on June 30 and December 31 of each year, commencing on June 30, 2013. A letter of credit facility was also extended to the project company to satisfy certain security obligations under the PPA, other project agreements and the notes. The facility will terminate on the earlier of July 2, 2019 and the fifth anniversary of the Mt. Signal project’s completion date.
In addition, as of June 30, 2015, $209 million of fixed rate non-recourse debt financing arrangements used to finance the construction of a solar power plant in Chile are included in the balance of other system financing obligations. These agreements were executed in the third quarter of 2013. The weighted average interest rate on these obligations as of June 30, 2015 was 6%.

9. DERIVATIVES AND HEDGING INSTRUMENTS
SunEdison's hedging activities consist of:

In millions		Assets (Liabilities or Equity) Fair Value
Type of Instrument	Balance Sheet Classification	As of June 30, 2015	As of December 31, 2014
Derivatives designated as hedging:
Interest rate swaps	Other assets	$6	$2
	Other liabilities	(68)	(8)
	Accumulated other comprehensive loss	39	5
Cross currency swaps	Other assets	72	76
	Other liabilities	(46)	(55)
	Accumulated other comprehensive income	(26)	(21)
Commodity derivative	Other liabilities	(14)	—
	Accumulated other comprehensive income	(8)	—
Derivatives not designated as hedging:
Currency forward contracts	Other assets	2	2
	Other liabilities	(4)	(4)
Interest rate swaps	Other assets	3	—
	Other liabilities	(17)	(61)
Commodity derivative	Other assets	43	—

In millions		Losses (Gains)		Losses (Gains)
Type of Instrument	Statement of Operations Classification	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Derivatives not designated as hedging:
Currency forward contracts	Other, net	$3	$3	$(1)	$4
Interest rate swaps	Interest expense	13	3	45	2
Commodity derivative	Net sales	2	—	6	—
Note hedges	Gain on convertible note derivative	—	(66)	—	(366)
Conversion options	Loss on convertible note derivative	—	66	—	382
Warrants	Loss on convertible note derivative	—	48	—	483
Currency Forward Contracts
To mitigate financial market risks of fluctuations in foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. We generally hedge transactional currency risks with currency forward contracts. Gains and losses on these foreign currency exposures are generally offset by corresponding losses and gains on the related hedging instruments, reducing our net exposure. A substantial portion of our revenue and capital spending is transacted in U.S. Dollars. However, we do enter into transactions in other currencies, primarily the Euro, the Japanese Yen, the Canadian Dollar, the South African Rand, Korean Won and certain other Asian currencies. To protect against reductions in value and volatility of future cash flows caused by changes in foreign exchange rates, we have established transaction-based hedging programs. Our hedging programs reduce, but do not always eliminate, the impact of foreign currency exchange rate movements. At any point in time, we may have outstanding contracts with several major financial institutions for these hedging transactions. Our maximum credit risk loss with these institutions is limited to any gain on our outstanding contracts. As of June 30, 2015 and December 31, 2014, these currency forward contracts had net notional amounts of $81 million and $268 million, respectively, and are accounted for as economic hedges. There were no outstanding currency forward contracts designated as cash flow hedges as of June 30, 2015 and December 31, 2014.

Cross Currency Swap
During the second quarter of 2013, we entered into a cross currency swap with a notional amount of $186 million accounted for as a cash flow hedge. The amounts recorded to the consolidated balance sheet, as provided in the table above, represent the fair value of the net amount that would settle on the balance sheet date if the swap was transferred to other third parties or canceled by us. The effective portion of this cash flow hedge instrument during the quarter ended June 30, 2015 was recorded to accumulated other comprehensive loss (income) in the condensed consolidated balance sheet. No amount of material ineffectiveness was recognized during the periods presented.
Interest Rate Swaps
As of June 30, 2015, we are party to certain interest rate swap instruments that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution counterparties to the agreements pay us a floating interest rate. The amount recorded in the consolidated balance sheet represents the estimated fair value of the net amount that we would settle on June 30, 2015 if the agreements were transferred to other third parties or cancelled by us. The effective portion of these cash flow hedges was a net loss of $39 million and $5 million for the quarters ended June 30, 2015 and December 31, 2014, which was recognized in accumulated other comprehensive loss (income) in the condensed consolidated balance sheet. No amount of material ineffectiveness was recognized during the periods presented.
As of June 30, 2015, we are party to certain interest rate swap instruments that are accounted for as economic hedges. These instruments are used to hedge floating rate debt and are not accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution counterparties to the agreements pay us a floating interest rate. The amount recorded in the consolidated balance sheet represents the estimated fair value of the net amount that we would settle on June 30, 2015, if the agreements were transferred to other third parties or cancelled by us. Because these hedges are deemed economic hedges and not accounted for under hedge accounting, the changes in fair value are recorded to non-operating expense (income) within the consolidated statement of operations. The fair value of these hedges was a net liability of $14 million and $61 million as of June 30, 2015 and December 31, 2014, respectively.
Commodity Derivatives
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
As of June 30, 2015, we are party to one such commodity contract that is accounted for using hedge accounting. This commodity contract requires physical delivery of specific quantities of electricity at a fixed price, and, if actual monthly quantities produced are insufficient to make such deliveries, we are obligated to purchase the shortfall amount in the electricity market and deliver it to the counterparty. As this commodity contract has been designated as a cash flow hedge, the changes in its fair value are recognized in other comprehensive income in the condensed consolidated balance sheet. The fair value of this commodity contract was recorded as a liability of $14 million as of June 30, 2015.
As of June 30, 2015, we are party to certain other First Wind-related commodity contracts that are accounted for as economic hedges. These price swap agreements involve periodic settlements for specific quantities of electricity based on a fixed price and are obligated to pay the counterparty market price for the same quantities of electricity. As these hedges are deemed economic hedges and not accounted for under hedge accounting, the changes in fair value are recognized in net sales in the condensed consolidated statement of operations. The fair values of these hedges were recorded as an asset totaling $43 million as of June 30, 2015.
Convertible Notes Derivatives
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
In connection with the senior convertible notes issued in January 2015 and May 2015 as discussed in Note 8, we entered into privately negotiated capped call option agreements. Assuming full performance by the counterparties, these instruments are meant to reduce the potential dilution to holders of our common stock upon conversion of the 2022 Notes, 2023 Notes and 2025 Notes. Refer to Note 8 for additional information.

10. FAIR VALUE MEASUREMENTS
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying consolidated balance sheets:

	As of June 30, 2015				As of December 31, 2014
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap assets	$—	$9	$—	$9	$—	$2	$—	$2
Interest rate swap liabilities	—	(85)	—	(85)	—	(69)	—	(69)
Currency forward contract assets	2	—	—	2	2	—	—	2
Currency forward contract liabilities	(4)	—	—	(4)	(4)	—	—	(4)
Cross currency swap assets	—	72	—	72	—	76	—	76
Cross currency swap liability	—	(46)	—	(46)	—	(55)	—	(55)
Commodity contract assets	—	43	—	43	—	—	—	—
Commodity contract liability	—	—	(14)	(14)	—	—	—	—
Contingent consideration related to acquisitions	—	—	(531)	(531)	—	—	(43)	(43)
Total	$(2)	$(7)	$(545)	$(554)	$(2)	$(46)	$(43)	$(91)
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
Our interest rate swaps are considered over-the-counter derivatives, and fair value is calculated using a present value model with contractual terms for maturities, amortization and interest rates. Level 2, or market observable inputs, such as yield and credit curves are used within the present value models in order to determine fair value.
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
See Note 12 for disclosures regarding contingent consideration related to acquisitions.
There were no transfers between Level 1 and Level 2 financial instruments during the three and six month periods ended June 30, 2015.

The tables below present changes in fair value for all cash instrument assets and liabilities categorized as Level 3 as of the end of the period:

	Level 3 Cash Instrument Assets at Fair Value for the Six Months Ended June 30, 2015
	Balance, Beginning of Period	Assets (Liability)Recognized in First Wind Purchase Accounting	Net Unrealized Gains/(Losses) Relating to Instruments Still Held at Period End	Net Realized Gains/(Losses) Relating to Instruments Still Held at Period End	Balance, End of Period
In millions
Commodity contracts-energy	$—	$(22)	$7	$1	$(14)
The following table presents the carrying amount and estimated fair value of our outstanding short-term and long-term debt obligations as of June 30, 2015 and December 31, 2014, respectively:

	As of June 30, 2015		As of December 31, 2014
In millions	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Total debt obligations	$10,722	$10,527	$6,993	$6,803
__________________________

(1)
Fair value of our debt, excluding our 2018, 2020, 2021, 2022, 2023 and 2025 Notes, is calculated using a discounted cash flow model with consideration for our non-performance risk (Level 3 assumptions). The estimated fair value of our 2018, 2020, 2021, 2022, 2023, and 2025 Notes were based on a broker quotation (Level 1). The estimated fair value of our renewable energy system debt related to sale-leasebacks is significantly lower than the carrying value of such debt because the fair value estimate is based on the fair value of our fixed lease payments over the term of the leases (Level 3 assumptions). Under real estate accounting, this debt is recorded as a financing obligation, and substantially all of our lease payments are recorded as interest expense with little to no reduction in our debt balance over the term of the lease. As a result, our outstanding sale-leaseback debt obligations will generally result in a one-time gain recognition at the end of the leases for the full amount of the debt. The timing difference between expense and gain recognition will result in increased expense during the term of the leases with a gain recognized at the end of the lease.

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
The process for calculating income tax expense (benefit) includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The income tax benefit in the six month period ending June 30, 2015 is associated with tax expense as result of worldwide operational earnings mix at various rates, a tax benefit of $77 million related to the ability to use acquired deferred tax liabilities as a source of income against current year generated deferred tax assets, a tax benefit of $100 million for the establishment of deferred taxes related to certain convertible note transactions, a tax benefit of $37 million related to reduction of valuation allowance due to a taxable gain recognized in stockholders’ equity utilizing tax attributes previously offset with valuation allowance and a tax benefit of $3 million for reversal of certain liabilities for uncertain tax positions. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and the expected impact of tax planning strategies. Our total deferred tax assets, net of valuation allowance, or deferred tax liabilities as of June 30, 2015 and December 31, 2014, were a $35 million deferred tax liability and $30 million deferred tax asset, respectively. We believe that it is more likely than not, based on our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets which have not been offset by a valuation allowance at June 30, 2015.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. From time to time, we are subject to income tax audits in these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total accrual for uncertain tax positions was $13 million and $17 million as of June 30, 2015 and December 31, 2014, respectively.
The undistributed earnings of certain foreign subsidiaries are expected to be remitted to the U.S. parent corporation in the foreseeable future. The impact of the undistributed earnings that are currently expected to be remitted to the U.S. parent corporate in the foreseeable future is not material to the consolidated financial statements and would be fully offset by valuation allowances. The undistributed earnings of a substantial number of all other foreign subsidiaries are not expected to be remitted to the U.S. parent corporation in the foreseeable future. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Of our cash and cash equivalents as of June 30, 2015, $199 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects.
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
12. COMMITMENTS AND CONTINGENCIES
Contingent Consideration
We have recognized liabilities for contingent consideration as of June 30, 2015 in connection with certain acquisitions as further discussed in Note 3. The amount payable in cash is based on the entities achieving specific financial metrics or milestones in the development, installation and interconnection of renewable energy systems or shipment of solar modules for residential and small commercial installations.
We have estimated the fair value of the contingent consideration outstanding as of June 30, 2015 related to these acquisitions to be $531 million, which reflects a discount at a credit adjusted interest rate for the period of the contingency. That measure is based on significant inputs that are not observable in the market, including a discount rate and a probability adjustment related to the entities' ability to meet operational metrics. The aggregate maximum of payouts which could occur under these arrangements is $568 million.
The following table summarizes changes to the contingent consideration liability, a recurring Level 3 measurement, for the six month periods ended June 30, 2015 and 2014.

Contingent Consideration
In millions
Balance at December 31, 2013	$35
Total unrealized losses included in earnings(1)	1
Payment of contingent consideration	(4)
Balance at June 30, 2014	$32
Balance at December 31, 2014	43
Initial recognition of contingent consideration	491
Total unrealized losses included in earnings(1)	12
Payment of contingent consideration	(14)
Foreign currency translation adjustment	(1)
Balance at June 30, 2015	$531
__________________________

(1)
Amounts reported in marketing and administration expense in the condensed consolidated statements of operations for fair value adjustments and to interest expense for accretion. For the six month periods ended June 30, 2015 and 2014 all unrealized losses included in earnings relate to assets and liabilities still held at the reporting date.

Indemnification
We have agreed to indemnify some of our solar wafer customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims as of June 30, 2015.
In connection with certain contracts to sell renewable energy systems directly or as sale-leasebacks, we have guaranteed the systems' performance for various time periods following the date of interconnection. Also, under separate operations and maintenance services agreements, we have guaranteed the uptime availability of the systems over the term of the arrangements, which may last up to 25 years. To the extent there are shortfalls in either of the guarantees, we are required to indemnify the purchaser up to the guaranteed amount through a cash payment. The maximum losses that we may be subject to for non-performance are contractually limited by the terms of each executed agreement. In accordance with real estate sales accounting guidance, for most of our direct sales of renewable energy systems the gross profit recognized is reduced by our maximum exposure to loss (which is not necessarily our most probable exposure) for system performance guarantees and uptime availability guarantees, until such time that the exposure no longer exists. Additionally, we typically warrant parts and labor for certain equipment to our renewable energy system customers. Certain parts and labor warranties from our vendors can be assigned to our customers. Due to the absence of historical material warranty claims and expected future claims, we have not recorded a material warranty accrual related to renewable energy systems as of June 30, 2015.
We may also indemnify our customers for tax credits and FiTs associated with the systems we construct and then sell, including sale-leasebacks. During the three and six month periods ended June 30, 2015 and 2014, the additional payments, net of recoveries, under these arrangements were not material. Based on current information, we are unable to estimate additional exposures to the indemnification of tax credits and FiTs.
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
Wacker Chemie AG v. SunEdison, Inc.
On December 20, 2012, Wacker Chemie AG (“Wacker”) filed a notice of arbitration with the Swiss Chambers’ Arbitration Institution (the “SCAI”) against the company, requesting the resolution of a dispute arising from two agreements and a subsequent settlement agreement entered into between Wacker and the company. Following a hearing before the Arbitral Tribunal where procedural matters were established by the SCAI pursuant to the parties’ agreement, on September 27, 2013, Wacker filed a complete statement of claim. In the statement of claim, Wacker alleged that we failed to comply with our contractual obligations, in particular that we failed to take or pay for certain quantities of polycrystalline silicon as required under the settlement agreement. During the first quarter of 2015, we indicated to Wacker our willingness to settle this matter for an amount that exceeded the estimate of the liability previously recognized in connection with our 2011 restructuring activities. As a result, we recognized a restructuring charge of $53 million during the first quarter of 2015 to adjust the recorded contingent liability to our best estimate of the potential loss. On May 7, 2015, we entered into a settlement and release agreement with Wacker to settle all claims and disputes relating to the previous agreements. Under the settlement and release agreement, Wacker retained certain deposits which we previously paid under the agreements in the amount of 24 million euro. In addition, we agreed to pay Wacker a total of 54 million euro in three equal quarterly installments beginning in June 2015 and we made a payment in June 2015 of 23 million euro for the payment of outstanding invoices. The execution of the settlement and release agreement during the second quarter did not have a material impact on our financial position or results of operations.
Daniel Gerber v. Wiltshire Council
On March 5, 2015, the U.K. High Court issued a verdict that quashed (nullified) the planning permission necessary to build an 11 MW renewable energy facility in Wiltshire, England. This facility has now commenced commercial operations. The court found that, among other issues, the local Wiltshire council failed to properly notify a local landowner (the claimant) or notify the English historic preservation agency before granting the permission. U.K. counsel has advised us that the quashing of this planning permission deviates significantly from established case law. We filed our appeal of this ruling on March 25, 2015, and we plan to assert a vigorous defense. At this time, we do not have enough information regarding the probable outcome or the estimated range of reasonably probable losses associated with this ruling, and as of June 30, 2015, no such accrual has been recorded in the condensed consolidated financial statements.
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
13. STOCKHOLDERS’ EQUITY
The following table presents the change in total stockholders' equity and redeemable noncontrolling interests for the six month period ended June 30, 2015:

	SunEdison Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
In millions
Balance, January 1, 2015	$233	$1,252	$1,485	$—
Net loss	(635)	(45)	(680)	—
Other comprehensive loss excluding deconsolidation of SSL, net of tax	(23)	(16)	(39)	—
Deconsolidation of SSL (see Note 2)	99	(158)	(59)	—
Issuance of 2022 Notes, net of tax (see Note 8)	57	—	57	—
Issuance of 2023/2025 Notes, net of tax (see Note 8)	113	—	113	—
2018/2021 Exchange Agreements and unwind of 2018/2021 Call Spread Overlay (see Note 8)	478	—	478	—
Stock plans, net	37	7	44	—
TerraForm Global private placements (see Note 18)	—	487	487	—
TerraForm follow-on equity offerings, net of tax	99	922	1,021	—
Dividends paid by TerraForm Power	—	(34)	(34)	—
TerraForm equity reallocation	178	(178)	—	—
Acquisition of First Wind (see Note 3)	—	103	103	3
Acquisition of Atlantic Power (see Note 3)	—	201	201	—
TerraForm Private equity contribution (see Note 8)	(4)	150	146	—
Measurement period adjustments (see Note 3)	—	(18)	(18)	23
Other activity of noncontrolling interests	—	(36)	(36)	13
Balance, June 30, 2015	$632	$2,637	$3,269	$39
Redeemable Noncontrolling Interests
Noncontrolling interests in subsidiaries that are redeemable either at the option of the holder or at fixed and determinable prices at certain dates are classified as redeemable noncontrolling interests between liabilities and stockholders' equity in the unaudited condensed consolidated balance sheets.
TerraForm Follow-on Equity Offering
On January 22, 2015, TerraForm completed a follow-on offering of 13,800,000 shares of its Class A common stock at a price to the public of $29.33 per share for net proceeds of $391 million. TerraForm used the net proceeds from the offering primarily to repurchase TerraForm Class B common stock and Class B units from SunEdison, to fund a portion of the acquisition of certain power generation assets from First Wind and to repay remaining amounts outstanding under the 2019 TerraForm Term Loan.
On June 24, 2015, TerraForm completed a follow-on offering of 18,112,500 shares of its Class A common stock at a price to the public of $38.00 per share for net proceeds of $667 million. TerraForm used the net proceeds from the offering primarily to repurchase shares of its Class B common stock and its Class B units from SunEdison, to paydown amounts outstanding on the 2020 TerraForm Revolver related to acquisitions and for general corporate purposes, which may include the funding of future acquisitions from SunEdison, future acquisitions from third parties, and debt repayment.

Stock-Based Compensation
SunEdison, Inc.
2015 Long-Term Incentive Plan
In the second quarter of 2015, shareholders approved the SunEdison, Inc. 2015 Long-Term Incentive Plan (the “2015 LTIP”) and terminated our authority to grant new awards under the Amended and Restated SunEdison, Inc. 2010 Equity Incentive Plan (the “2010 Plan”). The 2015 LTIP provides for broad-based equity grants to employees, including executive officers, and consultants and permits the granting of stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and other stock-based and cash-based awards. Upon approval of the 2015 LTIP, we received the ability to grant awards covering up to a total of 12,400,000 shares, inclusive of the number of shares remaining that were reserved but not issued under the 2010 Plan. Shares issued under the 2015 LTIP may be authorized and unissued shares or treasury shares. Shares subject to outstanding awards under the 2010 Plan that expire, are cancelled or otherwise terminate, will also be available for awards under the 2015 LTIP. As of June 30, 2015, there were 12,458,753 shares remaining available for future grant under the 2015 LTIP.
2015 Non-Employee Director Incentive Plan
In the second quarter of 2015, shareholders approved the SunEdison, Inc. 2015 Non-Employee Director Incentive Plan ("Director LTIP"). Upon approval of the Director LTIP by our shareholders, the Director LTIP replaced the 2010 Plan with respect to awards to non-employee directors. The Director LTIP permits the granting of stock options, stock appreciation rights, restricted stock, performance shares, restricted share units and other stock-based and cash-based awards. Under the Director LTIP, we have the ability to grant awards covering up to a total of 600,000 shares. Shares issued under the Director LTIP may be authorized and unissued shares or treasury shares. As of June 30, 2015, there were 558,000 shares remaining available for future grant under the Director LTIP.
Employee Stock Purchase Plan
In the second quarter of 2015, shareholders approved the 2015 SunEdison, Inc. Employee Stock Purchase Plan (the “ESPP”). Under the ESPP employees may purchase SunEdison common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s compensation and employees may not purchase more than 5,000 shares of stock during any offering period. A participant shall not be granted an option under the ESPP if such option would permit the participant’s rights to purchase stock to accrue at a rate that exceeds $25,000 fair market value of stock for each calendar year in which such option is outstanding at any time. The maximum number of shares that we may issue under the ESPP is 2,000,000 shares. The shares may be newly issued shares, treasury shares or shares acquired on the open market. We have not yet issued any awards pursuant to the ESPP as of June 30, 2015.
Stock Options
The following table presents information regarding outstanding stock options of SunEdison, Inc. as of June 30, 2015 and changes during the six month period then ended:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	19,014,891	$7.06
Granted	175,000	23.45
Exercised	(2,970,702)	4.07
Forfeited	(555,733)	5.64
Expired	(7,774)	29.25
Outstanding at June 30, 2015	15,655,682	$7.85	$351
Options exercisable at June 30, 2015	9,682,286	$7.36	$224
The weighted-average grant-date fair value per share of options granted was $11.68 and $7.39 for the six month periods ended June 30, 2015 and 2014, respectively.

Restricted Stock Units
The following table presents information regarding outstanding restricted stock units of SunEdison, Inc. as of June 30, 2015 and changes during the six month period then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	7,542,808
Granted	3,422,916
Converted	(859,756)
Forfeited	(400,551)
Outstanding at June 30, 2015	9,705,417	$290
The weighted-average fair value of restricted stock units per share on the date of grant was $23.17 and $18.10 for the six month periods ended June 30, 2015 and 2014, respectively.
On March 2, 2015, we awarded 1,006,200 restricted stock units to certain employees of SunEdison, Inc. and TerraForm and on March 10, 2015 we awarded 246,000 restricted stock units to certain executives of SunEdison, Inc. and TerraForm. These restricted stock unit awards are 80% performance-based and 20% time-based, which are vested at 25% per year over a four year period. For the performance based restricted stock units, there are three performance tiers with each tier representing 33% of the entire grant. The performance tiers are measured on the dividend per share ("DPS") of TerraForm Power, Inc., a controlled publicly traded subsidiary, for which SunEdison, Inc. is the sponsor. Each of the performance tiers are based on TerraForm DPS targets, as pre-determined and approved by the Compensation Committee of SunEdison, Inc.'s Board of Directors. If certain performance goals are not achieved, the first, second and third performance tiers are forfeited in its entirety. If certain performance goals are met by the first quarter of 2016, 2017, 2018, as measured by the last twelve months, the first, second and third tier will vest at 50%, 75% or 100%. Upon achievement of the targets, participants will vest in the respective tier at 50% during the measurement year, 30% the following year and 20% the year after that. The grant date fair value of these awards was $28 million which will be recognized as compensation cost on a straight line basis over the requisite service periods of four years for the time-based awards and five years for the performance-based awards. The grant date fair value of these awards was calculated based on the SunEdison, Inc. stock price on the date of grant since meeting the requisite performance conditions was considered probable as of this date.
TerraForm
TerraForm has equity incentive plans that provide for the award of incentive and non-qualified stock options, restricted stock awards and restricted stock units to employees and non-employee directors, including employees and non-employee directors of SunEdison, Inc. As of June 30, 2015, there were 1,620,398 shares remaining available for future grant under these plans.
Restricted Stock Awards
Restricted stock awards provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon cessation of services to the company, any unvested restricted stock awards will be canceled. All unvested restricted stock awards are paid dividends and distributions.
The following table presents information regarding outstanding restricted stock awards of TerraForm as of June 30, 2015 and changes during the six month period then ended:

	Number of Restricted Stock Awards Outstanding	Weighted-Average Grant Date Fair Value
Outstanding at January 1, 2015	4,876,567	$1.12
Forfeited	(132,588)	0.68
Modified	66,294	35.05
Outstanding at June 30, 2015	4,810,273	$1.60

Restricted Stock Units
The following table presents information regarding outstanding restricted stock units of TerraForm as of June 30, 2015 and changes during the six month period then ended:

	Restricted Stock Units	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	825,943
Granted	1,180,000
Outstanding at June 30, 2015	2,005,943	$76
The weighted-average fair value of restricted stock units per share on the date of grant was $34.37 for the six month period ended June 30, 2015. No restricted stock units were granted during the six month period ended June 30, 2014.
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
Stock Options
The following table presents information regarding outstanding stock options of TerraForm as of June 30, 2015 and changes during the three month period then ended:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	150,000	$29.31
Granted	—	—
Outstanding at June 30, 2015	150,000	$29.31	$1
Options exercisable at June 30, 2015	37,500	$29.31	$—
No stock options were granted by TerraForm during the six month periods ended June 30, 2015 and 2014.
SSL
Subsequent to the January 20, 2015 underwritten secondary offering described in Note 2, we no longer hold a majority of voting shares in SSL. As SunEdison ceased to own 50% or more of SSL’s outstanding ordinary shares, employees of SSL were deemed to have a termination of employment from SunEdison, Inc. under its various equity incentive plans and all of their outstanding equity awards with respect to SunEdison, Inc. stock would have been forfeited (in the case of unvested awards) or would have expired within three months (in the case of vested options) in accordance with the terms of such plans. In order to minimize the adverse impact of these plans’ provisions on the SSL employees, to provide for a fair continuation of the compensation previously granted and to ensure that SSL’s employees remain incentivized and committed to the mission and performance of SSL’s objectives, SSL and SunEdison, Inc. agreed, effective January 20, 2015, to replace 25% of the equity-based compensation awards relating to SunEdison, Inc. stock that were unvested and held by SSL employees (including non-U.S. employees, subject to applicable local laws) with adjusted stock options and restricted stock units, as applicable, for SSL’s ordinary shares, each of which generally preserves the value of the original awards. The portion of awards relating to SunEdison, Inc. stock exchanged for awards relating to SSL stock are treated as forfeitures in the tables presented above. The remaining 75% of each of the unvested awards and all vested awards will continue to be held as stock options and restricted stock units, as applicable, for SunEdison, Inc. common stock by virtue of an amendment to our plans. These continuing options and restricted stock units will continue to vest in accordance with their terms, with employment by SSL deemed employment by the SunEdison, Inc. The options may be exercised, when vested, by SSL’s employees in accordance with the terms of the original grant. Vesting terms for any awards relating to SSL’s ordinary shares that were substituted for awards originally granted with respect to SunEdison, Inc. stock generally remain substantially similar to the vesting provided for under the original awards, subject to certain adjustments to reflect employment with SSL.
Stock-Based Compensation Expense
Consolidated stock-based compensation expense from continuing operations for the three month periods ended June 30, 2015 and 2014 was $18 million and $4 million, respectively. Consolidated stock-based compensation expense from continuing operations for the six month periods ended June 30, 2015 and 2014 was $37 million and $10 million, respectively.

14. LOSS PER SHARE
For the three month periods ended June 30, 2015 and 2014, the basic and diluted loss per share (EPS) were calculated as follows:

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Basic	Diluted	Basic	Diluted
In millions, except per share amounts
EPS Numerator:
Net loss attributable to continued operations	$(263)	$(263)	$(55)	$(55)
Net income attributable to discontinued operations	—	—	14	14
Adjustment for net income attributable to redeemable interest holder	—	—	(1)	(1)
Adjusted net loss to SunEdison stockholders	$(263)	$(263)	$(42)	$(42)

EPS Denominator:
Weighted-average shares outstanding	296	296	268	268
Loss per share from continuing operations	$(0.89)	$(0.89)	$(0.21)	$(0.21)
Earnings per share from discontinued operations	—	—	0.05	0.05
Net loss per share	$(0.89)	$(0.89)	$(0.16)	$(0.16)
For the six month periods ended June 30, 2015 and 2014, the basic and diluted loss per share (EPS) were calculated as follows:

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Basic	Diluted	Basic	Diluted
In millions, except per share amounts
EPS Numerator:
Net loss attributable to continued operations	$(514)	$(514)	$(654)	$(654)
Net loss attributable to discontinued operations	(121)	(121)	(1)	(1)
Adjustment for net income attributable to redeemable interest holder	—	—	(3)	(3)
Adjusted net loss to SunEdison stockholders	$(635)	$(635)	$(658)	$(658)

EPS Denominator:
Weighted-average shares outstanding	284	284	268	268
Loss per share from continuing operations	$(1.81)	$(1.81)	$(2.46)	$(2.46)
Loss per share from discontinued operations	(0.43)	(0.43)	—	—
Net loss per share	$(2.24)	$(2.24)	$(2.46)	$(2.46)
For the three and six months ended June 30, 2014, the numerator of the EPS from continuing operations calculation was reduced by the holder's share of the net income of the subsidiaries as a result of a share sale agreement entered into with the noncontrolling interest holder.
For the three and six months ended June 30, 2015 and 2014, all options and warrants to purchase our stock and restricted stock units, the conversion options, warrants and capped call features associated with the convertible senior notes (see Note 8) were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the respective periods.
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

The following tables present the changes in each component of accumulated other comprehensive loss, net of tax:

	Three Months Ended,		Six Months Ended,
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
In millions
Foreign currency translation adjustments(1)
Beginning balance	$(10)	$(19)	$(54)	$(20)
Other comprehensive (loss) income before reclassifications	(5)	10	(16)	11
Amounts reclassified from other comprehensive loss(3)	—	36	55	36
Net other comprehensive (loss) income(2)	(5)	46	39	47
Balance at June 30	$(15)	$27	$(15)	$27

Cash flow hedges
Beginning balance	$(12)	$(3)	$(12)	$(12)
Other comprehensive income (loss) before reclassifications	1	(2)	1	7
Amounts reclassified from other comprehensive loss	(8)	—	(8)	—
Net other comprehensive (loss) income(2)	(7)	(2)	(7)	7
Balance at June 30	$(19)	$(5)	$(19)	$(5)

Benefit plans(1)
Beginning balance	$—	$(27)	$(44)	$(28)
Other comprehensive income before reclassifications	—	—	—	1
Amounts reclassified from other comprehensive loss(4)	—	—	44	—
Net other comprehensive income(2)	—	—	44	1
Balance at June 30	$—	$(27)	$—	$(27)

Accumulated other comprehensive loss at June 30	$(34)	$(5)	$(34)	$(5)
__________________________

(1)	Excludes changes in accumulated other comprehensive loss related to noncontrolling interests. Refer to the condensed consolidated statements of comprehensive loss.

(2)
Total other comprehensive (loss) income attributable to SunEdison stockholders was $(12) million and $8 million for the three month periods ended June 30, 2015 and June 30, 2014, respectively, and $76 million and $19 million for the six month periods ended June 30, 2015 and 2014, respectively.

(3)
Amounts reclassified from accumulated other comprehensive loss related to foreign currency translation adjustments for the six month period ended June 30, 2015 are classified as discontinued operations in the condensed consolidated statements of operations and represent a portion of the loss on disposal of SSL. Amounts reclassified from accumulated other comprehensive loss to noncontrolling interest for the three and six month periods ended June 30, 2014 relate to derecognition by SunEdison of the accumulated SSL foreign currency translation adjustment attributable to noncontrolling interests as of the date of the SSL initial public offering. This reclassification is not reflected in the condensed consolidated statements of operations.

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

16. VARIABLE INTEREST ENTITIES
We consolidate any VIEs in renewable energy projects in which we are the primary beneficiary. The carrying amounts and classification of our consolidated VIEs’ assets and liabilities included in our consolidated balance sheet are as follows:

	As of June 30, 2015	As of December 31, 2014
In millions
Current assets	$260	$309
Non-current assets	3,639	2,952
Total assets	$3,899	$3,261
Current liabilities	$553	$675
Non-current liabilities	1,965	1,431
Total liabilities	$2,518	$2,106
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
Effective January 29, 2015, we completed the previously announced acquisition of First Wind, a U.S. based renewable energy company focused on the development and operation of utility-scale wind and solar energy projects. As a consequence of our expansion into wind power generation through the completion of the First Wind acquisition, we renamed the segment previously referred to as our Solar Energy segment. Henceforth, this segment will be referred to as our Renewable Energy Development segment. In addition to solar and wind energy generation, management intends to explore opportunities to expand into other methods of clean energy generation in the future.
We are organized by end market, with two business segments: Renewable Energy Development and TerraForm Power. Our Renewable Energy Development segment provides renewable energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the renewable energy industry segment for our customers. Our Renewable Energy Development segment also owns and operates renewable energy power plants, manufactures polysilicon and silicon wafers, and subcontracts the assembly of solar modules to support our downstream solar business, as well as for sale to external customers as market conditions dictate. Our TerraForm Power segment owns and operates clean power generation assets, both developed by our Renewable Energy Development segment and acquired through third party acquisitions, which sell electricity through long-term PPAs to utility, commercial and residential customers.
The Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The CODM primarily evaluates segment performance based on segment operating profit plus interest expense. The CODM also evaluates the business on several other key operating metrics, including free cash flow.

The following table shows information by operating segment for the three and six month periods ended June 30, 2015 and 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
In millions
Net sales:
Renewable Energy Development	$329	$427	$591	$773
TerraForm Power	130	22	201	30
Intersegment elimination(1)	(4)	(18)	(14)	(32)
Consolidated net sales	$455	$431	$778	$771
Operating (loss) income:
Renewable Energy Development	$(213)	$(119)	$(418)	$(183)
TerraForm Power	40	9	28	11
Consolidated operating loss	$(173)	$(110)	$(390)	$(172)
Interest expense:
Renewable Energy Development	110	$69	$229	$129
TerraForm Power	36	24	73	31
Consolidated interest expense	$146	$93	$302	$160
Depreciation and amortization:
Renewable Energy Development	$74	$43	$109	$73
TerraForm Power	48	19	87	23
Consolidated depreciation and amortization(2)	$122	$62	$196	$96
Capital expenditures:
Renewable Energy Development(3)	$583	$326	$974	$653
TerraForm Power	7	52	8	52
Consolidated capital expenditures(4)	$590	$378	$982	$705

(1)
Intersegment sales eliminations relate to operations and maintenance services provided by the Renewable Energy Development segment to the TerraForm Power segment and the sale of polysilicon from the Renewable Energy Development segment to SSL prior to the Semiconductor Materials segment meeting the definition of a discontinued operation.

(2)
Consolidated depreciation and amortization per the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 includes $10 million and $58 million, respectively, related to discontinued operations.

(3)
Consists primarily of construction of renewable energy systems of $525 million and $326 million for the three month periods ended June 30, 2015 and 2014, respectively, and, $869 million and $652 million, respectively, for the six month periods ended June 30, 2015 and 2014.

(4)
Consolidated capital expenditures per the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2015 and 2014 includes $14 million and $42 million, respectively, related to discontinued operations.

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
Renewable Energy Development
During the three and six months ended June 30, 2015, our Renewable Energy Development segment recognized restructuring charges of $53 million related to the resolution of a dispute with Wacker Chemie AG. See Note 12 for additional information. During the three and six months ended June 30, 2014 our Renewable Energy Development segment recognized restructuring charges of $7 million and $14 million, respectively, related to the settlement of a polysilicon supply agreement with SSL. During the three and six months ended June 30, 2015, our Renewable Energy Development segment recognized long-lived asset impairment charges of $17 million related to the impairment of power plant development arrangement intangible assets and construction in progress of certain renewable energy projects.

TerraForm Power
During the three month periods ended June 30, 2015 and 2014 our TerraForm Power segment had acquisition and related costs of $7 million and $1 million, respectively. During the six month periods ended June 30, 2015 and 2014 our TerraForm Power segment had acquisition and related costs of $21 million and $1 million, respectively. During the three and six month periods ended June 30, 2014 our TerraForm Power segment had formation and offering related fees and expenses of $3 million.
Transfers of Capital Expenditures
A reconciliation of the capital expenditures reported above on a segment basis to the capital expenditures reported by TerraForm on a standalone basis in accordance with rules applicable to transactions between entities under common control for the six months ended June 30, 2015 and 2014 is as follows:

	Renewable Energy Development	TerraForm Power
In millions
Capital expenditures for the six month period ended June 30, 2015 as reported on a segment basis	$974	$8
Capital expenditures transferred from Renewable Energy Development to TerraForm	(343)	343
Capital expenditures for the six month period ended June 30, 2015 as reported by TerraForm	$631	$351

Capital expenditures for the six month period ended June 30, 2014 as reported on a segment basis	$653	$52
Capital expenditures transferred from Renewable Energy Development to TerraForm	(472)	472
Capital expenditures for the six month period ended June 30, 2014 as reported by TerraForm	$181	$524
18. INITIAL PUBLIC OFFERING OF TERRAFORM GLOBAL AND RELATED TRANSACTIONS
Initial Public Offering
On August 5, 2015, we completed the underwritten initial public offering of 45,000,000 Class A shares of TerraForm Global, a yieldco subsidiary, at a price to the public of $15.00 per share (the “Global IPO”). All of the shares in the offering were sold by TerraForm Global. SunEdison purchased 2,000,000 Class A shares in the Global IPO. In addition, 3,750,000 of Class A shares have been sold to the underwriters to date under their option to purchase 6,750,000 additional shares for a 30 day period commencing July 31, 2015. We have received net proceeds of approximately $647 million to date, after deducting underwriting discounts and commissions, structuring fees and related offering costs. The shares of TerraForm Global began trading on the NASDAQ Global Select Market on July 31, 2015 under the ticker symbol “GLBL.”
Private Placements
On May 6, 2015, we completed a private placement offering (“Offering I”) of Class D units of TerraForm Global, LLC ("Global LLC"). The aggregate gross proceeds from Offering I were $175 million. Per the terms outlined in Offering I, 50% of the proceeds were used to repay the amount outstanding under the TerraForm Global Acquisition Facility. Concurrently with the closing of the Global IPO, the purchasers received 12,962,963 shares of TerraForm Global's Class A common stock on account of the Class D units purchased in Offering I.
On June 9, 2015, we completed a private placement offering (“Offering II”) of Class D units of Global LLC. The aggregate gross proceeds from Offering II were $335 million before deducting placement agent fees and expenses of $23 million. Concurrently with the closing of the Global IPO, the purchasers received 23,508,772 shares of TerraForm Global's Class A common stock on account of the Class D units purchased in Offering II.
On June 9, 2015, certain parties entered into a stock purchase agreement with TerraForm Global in which they agreed to purchase a specified amount of its Class A common stock at a price per share equal to the initial public offering price in a separate private placement transaction (“Offering III” and combined with Offering I and Offering II, the "Global Private Placements"). Upon the closing of the Global IPO, 4,500,000 shares of Class A common stock were issued to these parties. The aggregate gross proceeds from Offering III were $68 million before deducting placement agent fees and expenses of $5 million.

Senior Notes Offering
Concurrently with the Global IPO, TerraForm Global completed the sale of $810 million of 9.75% senior notes due 2022 (the "Senior Notes") issued by Global Operating LLC in a private offering. The Senior Notes bear interest at a fixed rate, which interest is payable in cash semiannually, and have a seven year term. The Senior Notes are subject to customary redemption rights for high yield debt securities.
The Senior Notes are guaranteed by Global LLC and any subsidiaries of Global Operating LLC that guarantee Global Operating LLC’s obligations under the Revolver. TerraForm Global does not guarantee the Senior Notes. The terms of the Senior Notes are governed under an indenture among Global LLC, Global Operating LLC, any subsidiary guarantors and a trustee. The indenture provides that upon the occurrence of a change of control, as defined therein, Global Operating LLC must offer to repurchase the Senior Notes at 101% of the applicable principal amount, plus accrued and unpaid interest and additional interest, if any, to the repurchase date. The indenture also contains customary negative covenants, subject to a number of important exceptions and qualifications, applicable to Global LLC, Global Operating LLC and its restricted subsidiaries, including, without limitation, covenants related to: indebtedness, disqualified stock and preferred stock; dividends and distributions to stockholders and parent entities; repurchase and redemption of capital stock; investments; transactions with affiliates; liens; mergers, consolidations and transfers of substantially all assets; transfer or sale of assets, including capital stock of subsidiaries; and prepayment, redemption or repurchase of indebtedness subordinated to the Senior Notes. The indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable.
Credit Facility
Concurrently with the Global IPO, Global Operating LLC entered into a revolving credit facility (the "Global Revolver"), which provides for a revolving line of credit of $485 million. The Global Revolver includes borrowing capacity available for letters of credit and will allow for incremental commitments of up to $265 million. Global LLC and certain of its subsidiaries are guarantors under the Global Revolver. The Global Revolver contains certain financial covenants, including a maximum borrower leverage ratio and a minimum borrower debt service coverage ratio. The Global Revolver also contains covenants that are customary for this type of financing, including limitations on indebtedness, liens, investments and restricted payments; provided, however, that each of Global Operating LLC and Global LLC will be permitted to pay distributions to unit holders out of available cash so long as no default or event of default under the Global Revolver shall have occurred and be continuing at the time of such distribution or would result therefrom and Global Operating LLC is in compliance with its financial covenants. In connection with the Global Revolver, (i) Global LLC is required to pledge 100% of the equity in Global Operating LLC and (ii) 100% of the equity in certain subsidiaries of Global Operating LLC is also required to be pledged as collateral to the lenders. The Global Revolver contains events of default that are customary for this type of financing.
Use of Proceeds
TerraForm Global intends to use the proceeds from the Global IPO, the Global Private Placements, the Senior Notes and cash on hand to repay and terminate the TerraForm Global Acquisition Facility, fund the acquisitions discussed below, repay certain TerraForm Global project-level debt and pay for related fees and expenses.
Acquisitions
The following acquisitions are expected to close during the third quarter of 2015.
Renova
In July 2015, TerraForm Global signed agreements with Renova Energia S.A. ("Renova") to acquire three wind and hydro-electric projects in Brazil that have a combined generation capacity of approximately 336 MW. The aggregate consideration paid for this acquisition is expected to be $479 million, payable in cash and Class A common stock of TerraForm Global.
BioTherm
In April 2015, TerraForm Global entered into a purchase and sale agreement to acquire a controlling interest in certain operating renewable energy generation assets located in South Africa with a combined generation capacity of 33 MW from BTSA Netherlands Cooperatie U.A. The aggregate consideration paid for this acquisition is expected to be $84 million.

Solarpack
In April 2015, TerraForm Global entered into a share purchase agreement to acquire certain operating renewable energy generation assets located in Uruguay with a combined generation capacity of 26 MW from Solarpack Corporación Tecnológica, S.L. The aggregate consideration paid for this acquisition is expected to be $35 million.
FERSA
In May 2015, TerraForm Global entered into a share purchase agreement with Fersa Energías Renovables, S.A. to acquire certain operating renewable energy assets located in India with a combined generation capacity of 102 MW. The aggregate consideration paid for this acquisition is expected to be $33 million.
Latin America Power
In May 2015, TerraForm Global entered into a sale and purchase agreement with Latin America Power Holding, B.V. ("LAP") to acquire certain operating hydro-electric and wind projects located in Peru with a combined generation capacity of 73 MW. The aggregate consideration paid for this acquisition is expected to be $103 million.
GME
In June 2015, TerraForm Global signed an agreement with Globeleq Mesoamérica Energy Wind Energy Limited to acquire four wind projects in Honduras, Costa Rica and Nicaragua representing an aggregate capacity of 326 MW. The aggregate consideration paid for this acquisition is expected to be $326 million.
Chint Transaction
In April 2015, SunEdison agreed to acquire an additional 41.3% equity interest in each of two solar energy systems located in South Africa with a net capacity of 33 MW currently owned by a subsidiary of Chint Solar (Zhejiang) Co., Ltd. The aggregate consideration for the acquisition of these interests is expected to be $39.0 million. SunEdison will transfer its resulting aggregate 51% interest in each of these projects to TerraForm Global following the acquisition.
19. SUBSEQUENT EVENTS
Acquisition of Invenergy
On July 6, 2015, TerraForm IWG Acquisition Holdings, LLC, a wholly-owned indirect subsidiary of TerraForm entered into a definitive agreement to acquire net ownership of 930 MW of operating wind power plants from Invenergy Wind LLC. The acquired portfolio is comprised of seven contracted wind farms located in the U.S. and Canada. Invenergy will retain a 9.9% stake in the U.S. assets and will provide certain operation and maintenance services for these power plants.
TerraForm intends to acquire net ownership of 265 MW of the wind power plants from Invenergy with the remaining 665 MW to be acquired by a new warehouse facility, for a combined $2 billion in aggregate consideration. TerraForm expects to finance the direct acquisition of the 265 MW through a combination of cash on hand and new bond financing. TerraForm will also assume approximately $358 million in non-recourse project debt. The remaining 665 MW will be acquired by a new warehouse facility to be sponsored by us and third party equity investors, with assets sold to TerraForm in the future.
Renova Transactions
On July 15, 2015, SunEdison entered into a securities purchase agreement with Light Energia S.A. in which SunEdison agreed to acquire all of Light Energia's ownership interest, approximately 16%, in Renova for $250 million. The purchase price is payable in shares of SunEdison common stock. TerraForm Global entered into an additional agreement on July 15, 2015 with Renova (the "Backlog Agreement") to acquire certain development-stage projects in the future provided significant conditions and contingencies are met. The Backlog Agreement covers twelve wind and hydro-electric projects in Brazil which represent an aggregate capacity of approximately 2.5 GW. The aggregate consideration for these projects is currently projected at $5 billion. TerraForm Global subsequently assigned its rights and obligations under the Backlog Agreement to SunEdison.
Acquisition of Vivint
On July 20, 2015, we signed a definitive merger agreement with Vivint Solar, Inc. ("Vivint") in which we will acquire each share of Vivint common stock for the per-share price of $16.50, which shall consist of, on a per share basis: (i) cash in the amount of $9.89, (ii) shares of SunEdison common stock having a value equal to $3.31, and (iii) $3.30 in principal amount of 5-year notes issued by SunEdison and convertible into shares of SunEdison common stock. Estimated aggregate consideration will be approximately $1.9 billion. In connection with our acquisition of Vivint, SunEdison entered into a definitive purchase agreement with a subsidiary of TerraForm which, concurrently with the completion of our acquisition of Vivint, will acquire Vivint's rooftop solar portfolio, consisting of 523 MW expected to be installed by the end of 2015, for $922 million in cash.
Latin America Power Transactions
On May 7, 2015, we entered into a sale and purchase agreement with LAP to acquire certain operating, backlog and development hydro-electric and wind projects located in Chile and Peru. In future periods, we expect to acquire 46 MW of operating projects in Chile, 204 MW of backlog projects in Chile and 673 MW of development projects in Chile and Peru for maximum aggregate consideration of $482 million which includes potential contingent consideration of up to $137 million. Additionally, subject to certain conditions, we (or TerraForm) will acquire a 19 MW hydro-electric project in Chile and a 185 MW wind project in Chile for aggregate consideration of approximately $195 million upon the completion of each project which is expected in late 2015 and late 2016, respectively.

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
During the second quarter of 2015, we continued execution of a strategic plan for the ongoing operation of our businesses. Our business strategy is designed to address the most significant opportunities and risks which we currently face, including:

•	Building our renewable energy project pipeline in order to fuel future global growth in our development business across all platforms.

•
Growing our portfolio of owned renewable power generation assets within TerraForm and other future vehicles in order to generate cash available for distribution, a portion of which will subsequently be distributed to common shareholders of TerraForm, as well as, in the future, preferential sponsor only incentive distributions rights to SunEdison.

•
Managing working capital in consideration of our growth initiatives as well as our desire to retain the majority of the renewable energy projects we develop on our balance sheet (through TerraForm or other future vehicles).

Recent Events
On August 5, 2015, we completed the underwritten initial public offering of 45,000,000 Class A shares of TerraForm Global, a yieldco subsidiary, at a price to the public of $15.00 per share (the “Global IPO”). All of the shares in the offering were sold by TerraForm Global. SunEdison purchased 2,000,000 Class A shares in the Global IPO. In addition, 3,750,000 of Class A shares have been sold to the underwriters to date under their option to purchase 6,750,000 additional shares for a 30 day period commencing July 31, 2015. We have received net proceeds of approximately $647 million to date, after deducting underwriting discounts and commissions, structuring fees and related offering costs. The shares of TerraForm Global began trading on the NASDAQ Global Select Market on July 31, 2015 under the ticker symbol “GLBL.” Concurrently with the Global IPO, TerraForm Global completed the sale of $810 million of 9.75% Senior Notes due 2022 issued by Global Operating LLC in a private offering. The Senior Notes bear interest at a fixed rate, which interest is payable in cash semiannually, and have a seven year term. The Senior Notes are subject to customary redemption rights for high yield debt securities.
On July 20, 2015, SunEdison and Vivint Solar, Inc. ("Vivint") signed a definitive merger agreement in which SunEdison will acquire Vivint for approximately $1.9 billion, payable in a combination of cash, shares of SunEdison common stock and SunEdison convertible notes. Concurrently with the completion of SunEdison's acquisition of Vivint, SunEdison entered into a definitive purchase agreement with a subsidiary of TerraForm to acquire Vivint's rooftop solar portfolio, consisting of 523 megawatts ("MW") expected to be installed by the end of 2015, for $922 million in cash. Final closing of this acquisition is expected by the fourth quarter of 2015. We intend to fund the cash portion of the merger consideration primarily from the proceeds of a new $500 million secured debt facility and the completion of the sale of assets to TerraForm. We have entered into a commitment letter with Goldman Sachs Bank USA for a $500 million secured term loan facility, and TerraForm has entered into a debt commitment letter with Goldman Sachs Bank USA for a $960 million unsecured bridge facility. The funding of the term facility and bridge facility is subject to the negotiation of definitive documentation and other customary closing conditions.
On July 15, 2015, SunEdison entered into a securities purchase agreement with Light Energia S.A. in which SunEdison agreed to acquire all of Light Energia's ownership interest, approximately 16%, in Renova Energia, S.A. for $250 million. The purchase price is payable in shares of SunEdison common stock. In addition, on July 15, 2015, TerraForm Global signed agreements with Renova to acquire three wind and hydro-electric projects in Brazil that have a combined generation capacity of approximately 336 MW. The aggregate consideration paid for this acquisition was $528 million, payable in cash and Class A common stock of TerraForm Global. TerraForm Global entered into an additional agreement on July 15, 2015 with Renova (the "Backlog Agreement") to acquire certain development-stage projects in the future provided significant conditions and contingencies are met. The Backlog Agreement covers twelve wind and hydro-electric projects in Brazil which represent an aggregate capacity of approximately 2.5 GW. The aggregate consideration for these projects is currently projected at $5 billion. TerraForm Global subsequently assigned its rights and obligations under the Backlog Agreement to SunEdison.
On July 6, 2015, SunEdison and TerraForm Power announced they have signed a definitive agreement to acquire net ownership of 930 MW of wind power plants from Invenergy Wind LLC ("Invenergy"). The aggregate consideration payable for this acquisition is approximately $2 billion. The acquired portfolio is comprised of seven contracted wind farms located in the U.S. and Canada. Invenergy will retain a 9.9% stake in the United States assets and will provide certain operation and maintenance services for these wind power plants. Final closing of this acquisition is expected by the fourth quarter of 2015. TerraForm expects to finance the direct acquisition of certain assets with a combination of cash on hand and new bond financing. The remaining assets will be acquired by a new warehouse facility to be sponsored by us and third party equity investors.
On July 1, 2015, SunEdison disposed of 10,608,903 ordinary shares of SunEdison Semiconductor Ltd. ("SSL") in connection with an underwritten public offering of 15,935,828 ordinary shares of SSL at a price to the public of $18.25 per share. We received net proceeds from the disposal of $186 million. As a result of this transaction, we have effectively liquidated our investment in SSL.
On June 29, 2015, SunEdison closed the acquisition of Atlantic Power, which includes 521 MW of operating wind power assets. Concurrent with the closing, SunEdison set up TerraForm Private Warehouse to hold the acquired operating assets from Atlantic Power for a maximum period of 7 years. TerraForm Power has an exclusive call right over the warehoused operating assets, and expects to add them to the company's portfolio over time beginning with drop downs in the second half of 2016.
On May 20, 2015, SunEdison issued $450 million in convertible senior notes due 2023 and $450 million in convertible senior notes due 2025 with a capped call feature. The funds will be used for mergers and acquisitions to enhance size and value of future emerging markets vehicle, create a warehouse facility to acquire and hold operating assets for future dropdowns, fund the cost of the capped call transactions, optimize materials business, retire indebtedness and for other general corporate purposes.
On May 6, 2015, SunEdison acquired certain equity interests in FR Warehouse II, LLC, (“Warehouse 1.0”), with the remaining equity interests in Warehouse 1.0 being held by an indirect subsidiary of First Reserve Corp. (“First Reserve”). Warehouse 1.0 was established as an investment vehicle for the acquisition and construction financing of renewable energy projects. Warehouse 1.0, through its wholly-owned subsidiaries, intends to acquire renewable energy projects from SunEdison and other third parties and intends to sell such projects to TerraForm Power upon the completion thereof.
Renewable Energy Development Segment
During the three and six month period ended June 30, 2015, Renewable Energy Development segment revenues were recognized for sales of completed renewable energy systems and other solar products totaling 47 MW and 92 MW, respectively. During the three month period ended June 30, 2015, 359 MW of additional projects were constructed and held on the balance sheet.
We continue to evaluate project development opportunities globally. We have a project pipeline of approximately 8 GW as of June 30, 2015. Approximately 6 GW of our 8 GW project pipeline represents project backlog, which includes projects that are either currently under construction or for which we have an executed power purchase agreement ("PPA") or other energy off-take agreement such as a feed-in tariff ("FiT").
As of June 30, 2015, of our backlog, we had 1,853 MW of renewable energy projects under construction compared to 467 MW as of December 31, 2014. Our projects currently under construction are predominately located in Honduras, India, Chile, China and the U.S.
The following table summarizes our individually significant projects under construction as of June 30, 2015, which are expected to be completed within the next six months. The remaining 910 MW in projects under construction are not individually material in size and vary in stages of construction and jurisdictions.

Project	Location	Generation Type	Rated Capacity (MW)[1]	PPA Counterparty
Project A	U.S	Wind	300	N/A [2]
Project B	U.S.	Wind	200	N/A [2]
Project C	U.S.	Wind	185	Western Massachusetts Electric Company, NStar Electric Company, National Grid, and Unitil
Project D	U.S.	Wind	148	Western Massachusetts Electric Company, NStar Electric Company, National Grid, and Unitil
Project E	U.S.	Solar	110	PacifiCorp
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
TerraForm Power Segment
TerraForm Power segment net sales increased for the three and six month period ended June 30, 2015, compared to the same periods in 2014, primarily due to energy and incentive revenue associated with operating projects acquired and projects which achieved commercial operations subsequent to December 31, 2014. Megawatt hours sold increased from 145 thousand for the three month period ended June 30, 2014 to 944 thousand for the three month period ended June 30, 2015. Megawatt hours sold increased from 191 thousand for the six month period ended June 30, 2014 to 1,546 thousand for the same period in 2015. Megawatt hours sold refers to the actual volume of electricity generated and sold by the TerraForm Power segment during a particular period.
TerraForm Power's current portfolio consists of solar and wind projects located in the U.S., Canada, the U.K. and Chile with total nameplate capacity (rated capacity adjusted for TerraForm Power's economic interest) of 1,884 MW. TerraForm Power's projects generally have long-term PPAs with a weighted average (based on MW) remaining life of 16 years as of June 30, 2015.
RESULTS OF OPERATIONS
Net Sales
Net sales by segment for the three and six month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Renewable Energy Development	$329	$427	$591	$773
TerraForm Power	130	22	201	30
Intersegment eliminations	(4)	(18)	(14)	(32)
Consolidated net sales	$455	$431	$778	$771
Renewable Energy Development
Renewable Energy Development segment net sales decreased $98 million in the three month period ended June 30, 2015 as compared to the three months ended June 30, 2014. Net sales of renewable energy systems, excluding residential, decreased by $153 million due to our strategic decision to retain ownership of certain renewable energy systems we develop. Net sales to residential and small commercial customers increased $24 million in the second quarter of 2015 when compared to the second quarter of 2014, due to the acquisition of Energy Matters during the third quarter of 2014 and other growth initiatives. Renewable energy system sales, including residential, totaled 47 MW recognized in the three months ended June 30, 2015 as compared to 90 MW in same period of 2014, and average selling prices decreased from $2.55 per watt in the three months ended June 30, 2014 to $2.25 per watt in the same period of 2015. Net sales from energy production increased $66 million in the three month period ended June 30, 2015 as compared to the three month period ended June 30, 2014 due to our strategic decision to retain ownership of certain renewable energy systems we develop. Net sales of solar materials decreased by $24 million in the three month period ended June 30, 2015 when compared to the same period in 2014, primarily due to solar module sales which occurred in the prior year period that did not recur in the current period.

Renewable Energy Development segment net sales decreased $182 million in the six month period ended June 30, 2015 as compared to the six months ended June 30, 2014. Net sales of renewable energy systems, excluding residential, decreased by $255 million due to our strategic decision to retain ownership of certain renewable energy systems we develop. Net sales to residential and small commercial customers increased $47 million in the first six months of 2015 as compared to the same period in 2014 due to the acquisition of Energy Matters during the third quarter of 2014 and other growth initiatives. Renewable energy system sales, including residential, totaled 92 MW recognized in the six months ended June 30, 2015 as compared to 168 MW in same period of 2014, and average selling prices decreased from $2.29 per watt in the six months ended June 30, 2014 to $2.14 per watt in the same period of 2015. Net sales from energy production increased $94 million in the six month period ended June 30, 2015 as compared to the six month period ended June 30, 2014 due to our strategic decision to retain ownership of certain renewable energy systems we develop. Net sales of solar materials decreased by $49 million in the six month period ended June 30, 2015 as compared to the six month period ended June 30, 2014 primarily due to solar module sales which occurred in the prior year period that did not recur in the current period.
TerraForm Power
TerraForm Power segment net sales increased $108 million in the three month period ended June 30, 2015, compared to the same period in 2014, primarily due to energy and incentive revenue associated with operating projects acquired and projects which achieved commercial operations subsequent to June 30, 2014. Megawatt hours sold increased from 145 thousand for the three month period ended June 30, 2014 to 944 thousand for the three month period ended June 30, 2015.
TerraForm Power segment net sales increased $171 million in the six month period ended June 30, 2015, compared to the same period in 2014, primarily due to energy and incentive revenue associated with operating projects acquired and projects which achieved commercial operations subsequent to June 30, 2014. Megawatt hours sold increased from 191 thousand for the six month period ended June 30, 2014 to 1,546 thousand for the six month period ended June 30, 2015.
Gross Profit
Gross profit by segment for the three and six month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
In Millions	2015		2014		2015		2014
Renewable Energy Development	$43	13%	$(10)	(2)%	$62	10%	$24	3%
TerraForm Power	60	46%	15	68%	75	37%	19	63%
Total gross profit	$103	23%	$5	1%	$137	18%	$43	6%
Renewable Energy Development
Renewable Energy Development segment gross profit increased $53 million in the second quarter of 2015, as compared to the same period in 2014. Gross profit in the three month period ended June 30, 2014 was negatively impacted by the change in our business model to retain renewable energy systems for contribution to TerraForm.
Renewable Energy Development segment gross profit increased $38 million for the six month period ended June 30, 2015, as compared to the same period in 2014. Gross profit for the six month period in 2014 was negatively impacted by retaining renewable energy systems for contribution to TerraForm and lower margins on solar material sales.
TerraForm Power
TerraForm Power segment gross profit increased $45 million in the second quarter of 2015, as compared to the same period in 2014, primarily due to higher net sales volumes. Gross margins as of the three months period ended June 30, 2015 were 46% as compared to 68% in the three month period ended June 30, 2014 due to higher cost of operations sold driven by new renewable energy generation facilities commencing operation and increased costs resulting from acquisitions in 2014 and 2015.
TerraForm Power segment gross profit increased $56 million for the six month period ended June 30, 2015, as compared to the same period in 2014, primarily due to higher net sales volumes. Gross margin as of the six month period ended June 30, 2015 was 37% as compared to 63% for the six month period ended June 30, 2014 due to higher cost of operations driven by new renewable energy generation facilities commencing operation and increased costs resulting from acquisitions in 2014 and 2015.

Operating Expenses
Marketing and Administration
Marketing and administration expenses by segment for the three and six month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Renewable Energy Development	$239	$101	$410	$192
As a percentage of net sales	73%	24%	69%	25%
TerraForm Power	20	7	47	9
As a percentage of net sales	15%	32%	23%	30%
Total marketing and administration	$259	$108	$457	$201
As a percentage of net sales	57%	25%	59%	26%
Renewable Energy Development
Renewable Energy Development segment operating expenses increased $138 million in the three months ended June 30, 2015, as compared to the same period in 2014. This increase was primarily due to increases in Renewable Energy Development segment headcount to support growth, acquisition-related transaction costs of $56 million, operating expenses related to acquisitions since June 30, 2014 and noncapitalizable transaction costs related to the Global IPO.
Renewable Energy Development segment operating expenses increased $218 million for the six month period ended June 30, 2015 as compared to the same period in 2014. This increase was due to increases in Renewable Energy Development segment headcount to support growth, acquisition-related transaction costs of $62 million, operating expenses related to acquisitions since June 30, 2014 and increased marketing and selling expenses for our residential growth initiatives.
TerraForm Power
TerraForm Power segment operating expenses increased by $13 million in the three month period ended June 30, 2015 as compared to the same period in 2014, primarily due to acquisition costs of $7 million, increased stock-based compensation expense, increased expenses for non-recurring plant-level professional fees for legal and other consulting services related to tax equity transactions and increased costs related to owning more renewable energy systems than in 2014.
TerraForm Power segment operating expenses increased by $38 million for the six month period ended June 30, 2015 as compared to the same period in 2014, primarily due to acquisition costs of $21 million, increased stock-based compensation expense, increased expenses for non-recurring plant-level professional fees for legal and other consulting services related to tax equity transactions and increased costs related to owning more renewable energy systems than in 2014.
Restructuring Charges
Restructuring charges for the three and six month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Restructuring charges	$—	$7	$53	$14
As a percentage of net sales	—%	2%	7%	2%
The Renewable Energy Development segment incurred $53 million in restructuring charges for the six month period ended June 30, 2015 related to the settlement of a dispute with Wacker Chemie AG. On May 7, 2015, we entered into a settlement and release agreement with Wacker to settle all claims and disputes relating to the previous agreements. Under the settlement and release agreement, Wacker retained certain deposits which we previously paid under the agreements in the amount of 24 million euro. In addition, we agreed to pay Wacker a total of 54 million euro comprised of three equal quarterly installments beginning in June 2015, and we made a payment in June 2015 of 23 million euro for the payment of outstanding invoices.
During the three and six months ended June 30, 2014, our Renewable Energy Development segment recognized restructuring charges of $7 million and $14 million, respectively, related to the settlement of a polysilicon supply agreement with SSL.

Long-lived Asset Impairment Charges
Long-lived asset impairment charges for the three and six month periods ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Long-lived asset impairment charges	$17	$—	$17	$—
As a percentage of net sales	4%	—%	2%	—%
The Renewable Energy Development segment incurred $17 million in impairment charges for the three and six month periods ended June 30, 2015 related to the impairment of power plant development arrangement intangible assets and construction in progress of certain renewable energy projects.
Non-operating Expenses (Income)
Interest Expense
Interest expense by segment for the three and six month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Renewable Energy Development	$110	$69	$229	$129
As a percentage of net sales	33%	16%	39%	17%
TerraForm Power	36	24	73	31
As a percentage of net sales	28%	109%	36%	103%
Total interest expense	$146	$93	$302	$160
As a percentage of net sales	32%	22%	39%	21%
Renewable Energy Development
The Renewable Energy Development segment incurred an additional $41 million in interest expense for the three month period ended June 30, 2015 compared to the same period in 2014, driven by the increased levels of debt outstanding. We incurred an additional $17 million related to interest expense, amortization of the debt discount and amortization of debt fees from the issuance of additional convertible senior notes subsequent to the second quarter of 2014. Due to additional interest rate swap agreements entered into subsequent to June 30, 2014 for which we have not elected cash flow hedge accounting, we have incurred an increase of $10 million in interest expense for the three month period ended June 30, 2015 compared to the same period in the prior year related to the changes in fair value associated with these instruments. An incremental $8 million in interest expense was due to the Margin Loan Agreement interest and amortization of deferred financing fees and another $3 million due to the Guaranteed Exchangeable Senior Secured Notes due 2020 (the “Exchangeable Notes”), which were both entered into in January 2015. We incurred $11 million in interest expense and amortization of debt costs due to the TerraForm Global Acquisition Facility. Further, we incurred $7 million in accretion expense for the contingent consideration liability recognized in connection with the First Wind acquisition.
The Renewable Energy Development segment incurred an additional $100 million in interest expense for the six month period ended June 30, 2015 compared to the same period in 2014. We incurred an additional $32 million related to interest expense, amortization of debt discount and amortization of debt fees from the issuance of additional convertible senior notes subsequent to the second quarter of 2014. Due to additional interest rate swap agreements entered into subsequent to June 30, 2014 for which we have not elected cash flow hedge accounting, we have incurred an increase of $40 million in interest expense for the six month period ended June 30, 2015 compared to the same period in the prior year related to the changes in fair value associated with these instruments. An additional $13 million in expense was due to the Margin Loan Agreement interest and amortization of deferred financing fees and another $10 million due to the Exchangeable Notes, which were both entered into in January 2015. We incurred $17 million in interest expense and amortization of debt costs due to the TerraForm Global Acquisition Facility. Further, we incurred $12 million in accretion expense for the contingent consideration liability recognized in connection with the First Wind acquisition.
TerraForm Power
TerraForm Power segment interest expense increased by $12 million during the three months ended June 30, 2015 and $42 million during the six months ended June 30, 2015 as compared to the same periods in 2014, primarily due to increased indebtedness related to construction financings and financing lease arrangements at the project-level as well as increased borrowings, which resulted in higher interest expense compared to the same period in 2014.
Interest Income
Interest income for the three and six month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Total interest income	$(12)	$(6)	$(14)	$(9)
As a percentage of net sales	(3)%	(1)%	(2)%	(1)%
Interest income for the three and six month periods ended June 30, 2015 increased compared to the same periods in 2014 due to reclassifications of other comprehensive income on cash flow hedging instruments to earnings and higher levels of interest earned on increased restricted cash balances.
Loss on Early Extinguishment of Debt
Loss on extinguishment of debt for the three and six month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Total loss on early extinguishment of debt, net	$64	$—	$84	$—
As a percentage of net sales	14%	—%	11%	—%
Net loss on the extinguishment of debt of $64 million for the three months ended June 30, 2015 was primarily attributable to a $75 million loss on the exchange of a portion of the 2018 and 2021 convertible senior notes recognized within the Renewable Energy Development segment offset by an $11 million gain recognized by the TerraForm Power segment for the payoff of debt assumed from certain operating projects.
The TerraForm Power segment incurred an additional net loss on the extinguishment of debt of $20 million for the six months ended June 30, 2015 primarily due to the termination of the 2019 TerraForm Term Loan and a related interest rate swap, the extinguishment of the 2017 TerraForm Revolver and prepayment premiums paid in conjunction with the settlement of certain First Wind indebtedness at the acquisition date.
Other Expense (Income)
Other expense, net for the three and six month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Total other (income) expense, net	$(18)	$(96)	$(2)	$363
As a percentage of net sales	(4)%	(22)%	—%	47%
Total other income for the three month period ended June 30, 2015 decreased by $78 million compared to the same period in 2014, primarily due to a $146 million gain on the remeasurement of our previously held equity investment in SMP Ltd., our polysilicon joint venture with Samsung Fine Chemicals Co. Ltd., upon the acquisition of an additional interest in the joint venture booked in the second quarter of 2014. Additionally, in the second quarter of 2014 we incurred a net loss on derivative instruments of $48 million as a result of the net change in the fair values of the embedded conversion option, note hedge and warrant derivative instruments entered into in connection with certain convertible senior notes.
Total other expense for the six month period ended June 30, 2015 decreased by $365 million compared to the same period in 2014, predominately due to a $452 million loss in 2014 as a result of the net change in the fair values of the embedded conversion option, note hedge and warrant derivative instruments entered into in connection with certain convertible senior notes, partially offset by the $146 million remeasurement gain on the SMP acquisition.

Income Tax (Benefit) Expense
Income tax benefit for the three and six month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Income tax (benefit) expense	$(105)	$(27)	$(211)	$(10)
Income Tax Rate as a % of Loss Before Income Taxes	30%	27%	28%	1%
For the three month period ended June 30, 2015, we recorded an income tax benefit of $105 million and an effective tax rate of 30% compared to an income tax benefit of $27 million and an effective tax rate of 27% for the same period of 2014. The income tax benefit in the three month period ending June 30, 2015 is associated with tax expense as result of worldwide operational earnings mix at various rates, a tax benefit of $29 million related to the ability to use acquired deferred tax liabilities as a source of income against current year generated deferred tax assets, a tax benefit of $67 million for the establishment of deferred taxes related to certain convertible senior note transactions, a tax benefit of $24 million related to reduction of valuation allowance due to a taxable gain recognized in stockholders’ equity utilizing tax attributes.
For the six month period ended June 30, 2015, we recorded an income tax benefit of $211 million and an effective tax rate of 28% compared to an income tax benefit of $10 million and an effective tax rate of 1% for the same period of 2014. The income tax benefit in the six month period ending June 30, 2015 is associated with tax expense as result of worldwide operational earnings mix at various rates, a tax benefit of $77 million related to the ability to use acquired deferred tax liabilities as a source of income against current year generated deferred tax assets, a tax benefit of $100 million for the establishment of deferred taxes related to certain convertible senior note transactions, a tax benefit of $37 million related to reduction of valuation allowance due to a taxable gain recognized in stockholders’ equity utilizing tax attributes previously offset with valuation allowance and a tax benefit of $3 million for reversal of certain liabilities for uncertain tax positions.
Equity in Earnings (Loss) of Equity Method Investments, Net of Tax
Equity in earnings (loss) of equity method investments, net of tax, for the three and six month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Equity in earnings (loss) of equity method investments, net of tax	$(8)	$9	$(12)	$10
Equity in earnings (loss) of equity method investments, net of tax reported for the three and six month periods ended June 30, 2015, was primarily related to the equity in loss recognized as a result of our 25.6% retained ownership interest in SSL.
Income (Loss) from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, for the three and six month periods ended June 30, 2015 and 2014 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
In millions	2015	2014	2015	2014
Income (loss) from discontinued operations	$—	$14	$(121)	$(1)
For the six month period ended June 30, 2015 loss from discontinued operations attributable to SunEdison stockholders increased over the same period in the prior year due primarily to the $123 million loss on the disposal of our controlling interest in SSL. There was no loss from discontinued operations for the three month period ended June 30, 2015, as we deconsolidated SSL in the first quarter of 2015.

FINANCIAL CONDITION
The following table summarizes the significant changes in our financial condition as of June 30, 2015 as compared to December 31, 2014:

Assets June 30, 2015 vs. December 31, 2014	$ Change	% Change	Explanation
Total cash, cash equivalents, cash committed for construction and restricted cash	$1,152	92%	See discussion in Liquidity and Capital Resources
Accounts receivable, net	(12)	(3)%	Increase primarily due to acquisitions
Prepaid and other current assets	45	5%	Immaterial change
Investments	183	123%	Increase primarily due to the recognition of our equity method investment in SSL
Renewable energy systems	3,914	73%	Increase primarily due to our acquisitions of Atlantic Power and First Wind and construction of renewable energy systems during the year
Other property, plant and equipment	74	6%	Increase primarily due to acquisitions
Goodwill	352	482%	Increase primarily due to our acquisition of First Wind
Other intangible assets	1,127	192%	Increase driven by our acquisitions of Atlantic Power and First Wind
Other assets	272	43%	Increase primarily due to acquisitions and deferred financing costs on new debt instruments
Assets of discontinued operations	(1,050)	(100)%	Decrease due to deconsolidation of SSL
Liabilities June 30, 2015 vs. December 31, 2014
Current portion of long-term debt and short-term borrowings	$473	44%	Increase primarily due to short-term debt acquired as a result of our acquisition of First Wind
Accounts payable	(246)	(22)%	Decrease driven by pay down of outstanding payables
Long-term debt, less current portion	3,256	55%
Increase due to issuance of our senior convertible notes due 2022, 2023 and 2025, Margin Loan Agreement, Exchangeable Notes, Warehouse 1.0 Term Loan, TerraForm Private Term Loan, TerraForm Power's senior notes due 2023, and additional borrowings under the TerraForm Global Acquisition Facility, offset by the exchange of a portion of the senior convertible notes due 2018 and 2021 and repayment of the 2019 TerraForm Power Term Loan

Contingent consideration	488	1,135%	Increase primarily due to our acquisition of First Wind
Other liabilities	746	53%	Increase primarily due to acquisitions and higher asset retirement obligations
Liabilities of discontinued operations	(483)	(100)%	Decrease due to deconsolidation of SSL
LIQUIDITY AND CAPITAL RESOURCES
We incurred a net loss attributable to SunEdison stockholders of $263 million and $635 million for the three and six month period ended June 30, 2015, respectively, which included a non-cash net loss of $123 million on the sale of our controlling interest in SSL and a non-cash net loss on extinguishment of debt of $84 million for the six month period ended June 30, 2015. We used $929 million of cash for operations. Our total indebtedness, including project finance capital, increased from $6,993 million as of December 31, 2014 to $10,722 million as of June 30, 2015. As of June 30, 2015, we have a working capital deficit of $252 million. Our working capital deficit is primarily due to short-term borrowings used to construct renewable energy systems as well as the current portion of our long-term debt. For renewable energy systems that we intend to retain on our balance sheet, we intend to refinance these short-term borrowings with permanent capital, which may include issuing long-term, non-recourse debt. As described in more detail below, there can be no assurances that project financing or equity will be available to us, or available at terms and conditions that we find acceptable, which could significantly impact our earnings and liquidity. In addition, we continue to incur significant indebtedness to fund our operations and acquisitions. If we delay the construction of renewable energy systems, our operating results and cash flows will be adversely impacted. We expect that the continued execution of our strategic plan of building a renewable energy project pipeline to fuel future global growth, along with growing our portfolio of owned renewable energy generation assets in order to generate cash available for distribution to investors in TerraForm and other future vehicles, will require additional indebtedness which may further increase our working capital deficit.

Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the financial and other covenants contained in our existing credit facilities and other financing arrangements.
As of June 30, 2015 we own 43% of TerraForm and continue to include TerraForm in our consolidated financial statements on the basis that we will maintain control of TerraForm. However, TerraForm and its subsidiaries are separate legal entities with their own creditors and other stakeholders. The renewable energy generation assets that TerraForm and its subsidiaries have acquired and expect to acquire in the future are and will be legally owned by those entities and are not available to satisfy claims of creditors of SunEdison, Inc. or our other non-TerraForm subsidiaries. Except to the limited extent provided in certain agreements entered into with TerraForm and its subsidiaries to receive selected services and limited financial support from SunEdison, SunEdison has no obligations with respect to TerraForm or for the benefit of its creditors.
Liquidity
Cash and cash equivalents, plus cash committed for construction projects, at June 30, 2015 totaled $1,998 million, compared to $987 million at December 31, 2014. Approximately $199 million of these cash and cash equivalents was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would have minimal impacts on future cash flows. The tax effects could be minimized by our actions, including, but not limited to, our ability to bring cash and cash equivalents to the U.S. through settlement of certain intercompany loans.
The primary items impacting our liquidity in the future are cash from operations, including working capital investments to support the development and construction of renewable energy systems, capital expenditures and expenditures for the construction of renewable energy systems for sale or to retain on our balance sheet, acquisitions, borrowings and payments under our credit facilities and other financing arrangements, the monetization of our pipeline and the availability of project finance and project equity at acceptable terms. We believe our liquidity will be sufficient to support our operations for the next twelve months, although no assurances can be made if significant adverse events occur, or if we are unable to access project capital needed to execute our business plan.
In addition to our need to maintain sufficient liquidity from cash flow from our operations and borrowing capacity under our credit facilities, we will need to raise additional funds in the future in order to meet the operating and capital needs of our renewable energy system development business, including the acquisition and construction of renewable energy systems that we intend to retain on our balance sheet, including those systems that we intend to contribute to TerraForm Power and TerraForm Global. These funds are expected to be in the form of non-recourse project finance capital. However, there can be no assurances that such project financing or equity will be available to us, or available at terms and conditions we find acceptable. We may not be able to sell renewable energy projects or secure adequate debt financing or equity funding for such projects on favorable terms, or at all, at the time when we need such funding.
In the event that we are unable to raise additional funds, our liquidity will be adversely impacted, we may not be able to maintain compliance with our existing debt covenants and our business will suffer. If we are able to secure additional financing, these funds could be costly to secure and maintain and could significantly impact our earnings and our liquidity.
We expect cash on hand, 2015 operating cash flows, project finance debt, the Renewable Energy credit facility, the TerraForm senior notes and project construction facility to provide sufficient capital to support the acquisition and construction phases of our currently planned projects for 2015 and otherwise meet our capital needs for the remainder of 2015. The Global IPO and related private placement transactions and our recently completed warehouse financing structures have also contributed to our capital resources. However, we will continue to need to raise additional long-term project financing, either in the form of project debt or equity, or both. SunEdison expects its ongoing efforts to secure project capital, including sources of non-recourse project capital, to generate sufficient resources to support growth. The rate of growth of the Renewable Energy Development segment is limited by capital access. We anticipate incremental capital needs for the remainder of 2015 associated with project finance markets for systems retained to range from $2.3 billion to $2.9 billion depending on the amount of megawatts constructed. Further, we anticipate up to an additional $5.0 billion in capital needs for financing acquisitions. There can be no assurance that such financing will be available to us at all or at terms that we find acceptable.
We have discretion in how we use our cash to fund acquisitions and capital expenditures, to develop renewable energy systems, and for other costs of our business. We evaluate capital projects and the development of renewable energy systems based on their expected strategic impacts and our expected return on investment. We may use this discretion to decrease our capital expenditures and development of renewable energy systems, which may impact our operating results and cash flows for future years. For example, we may defer construction of renewable energy systems, sell renewable energy systems that we currently own and operate and look for opportunities to partner with outside investors to finance the development of projects.

Net cash provided (used) by activity during the six months ended June 30, 2015 and 2014 follows:

	Six Months Ended June 30,
	2015	2014
In millions
Net cash (used in) provided by:
Operating activities	$(929)	$(294)
Investing activities	(3,670)	(1,016)
Financing activities	5,015	1,690
Our principal sources and uses of cash during the six months ended June 30, 2015 were as follows:
Sources:

•	Received $3,723 million from financing arrangements, net of payments

•	Received $1,058 million from TerraForm equity offerings;

•	Received $669 million in contributions, net of distributions, from noncontrolling interests and

•	Received $188 million from the sale of equity interests in SSL
Uses:

•	Used $929 million for operations;

•	Invested $869 million in construction of renewable energy systems that will remain on our balance sheet, primarily through TerraForm or other yield vehicles; and

•	Used $2,181 million in acquisitions, net of cash acquired
For the six month period ended June 30, 2015, cash used in operating activities was $929 million, compared to $294 million of cash used by operating activities in the six month period ended June 30, 2014. The change in our operating cash flow was primarily due to our net loss and additional investments in working capital to support increased development and construction activity.
For the six month period ended June 30, 2015, cash used in investing activities was $3,670 million, compared to $1,016 million of cash used in investing activities in the six month period ended June 30, 2014. The increase in investing activity was mainly due to the cash consideration exchanged in relation to our acquisition of First Wind, Atlantic Power and other acquisitions, and increased construction of renewable energy systems.
For the six month period ended June 30, 2015, cash provided by financing activities was $5,015 million, compared to $1,690 million of cash provided by financing activities in the six month period ended June 30, 2014. The increase was mainly due to proceeds from debt issuances, including the 2022 convertible senior notes, 2023 convertible senior notes, 2025 convertible senior notes, margin loan and TerraForm senior notes. We also received cash related to TerraForm equity offerings.
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
On May 12, 2015, we entered into privately negotiated exchange agreements (the “2018/2021 Exchange Agreements”) with a limited number of holders of our outstanding 2018/2021 Notes. Pursuant to the 2018/2021 Exchange Agreements, we exchanged $600 million aggregate principal amount of outstanding 2018 Notes and 2021 Notes ($300 million of the 2018 Notes and $300 million of the 2021 Notes) for 41 million shares of common stock underlying the 2018/2021 Notes to be exchanged and $63 million in cash.
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
Upon entrance into the 2018/2021 Exchange Agreements, the parties agreed to unwind a portion of the 2018/2021 Note Hedges for a total cash settlement of $635 million, calculated by reference to the weighted price of our common stock on the settlement date, received by us. In addition, the parties agreed to unwind a portion of the 2018/2021 Warrants for a total cash settlement of $632 million, calculated by reference to the weighted average price of our common stock on the settlement date, paid by us.
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
Convertible Senior Notes Due 2022
On January 27, 2015, we issued $460 million in aggregate principal amount of 2.375% convertible senior notes due 2022 (the "2022 Notes") in a private placement offering. The 2022 Notes mature on April 15, 2022, unless earlier converted or purchased.
Capped Call Feature for Convertible Senior Notes Due 2022
In connection with the issuance of the 2022 Notes in January 2015, we paid $38 million to enter into privately negotiated capped call option agreements to reduce the potential dilution to holders of our common stock upon conversion of the 2022 Notes. The capped call options expire on April 15, 2022.
Convertible Senior Notes Due 2023 and 2025
On May 20, 2015, we issued $450 million in aggregate principal amount of 2.625% convertible senior notes due 2023 (the "2023 Notes") and $450 million aggregate principal amount of 3.375% convertible senior notes due 2025 (the "2025 Notes," and together with the 2023 Notes, the "2023/2025 Notes") in a private placement offering. The 2023 Notes and the 2025 Notes mature on June 1, 2023 and June 1, 2025, respectively, unless earlier converted or purchased.
Capped Call Feature for Convertible Senior Notes Due 2023 and 2025
In connection with the issuance of the 2023/2025 Notes in May 2015, we paid $123 million to enter into privately negotiated capped call option agreements to reduce the potential dilution to holders of our common stock upon conversion of the 2023/2025 Notes. The capped call options expire on June 1, 2023 on the 2023 Notes and June 1, 2025 on the 2025 Notes.
Warehouse 1.0
On May 6, 2015, a wholly-owned subsidiary of SunEdison acquired certain equity interests ("Warehouse 1.0 Equity Purchase") in FR Warehouse II, LLC (“Warehouse 1.0”), with the remaining equity interests in Warehouse 1.0 being held by an indirect subsidiary of First Reserve Corp. (“First Reserve”). Warehouse 1.0 was established as an investment vehicle for the acquisition and construction financing of renewable energy projects. Warehouse 1.0, through its wholly-owned subsidiaries, intends to acquire renewable energy projects from SunEdison and other third parties and intends to sell such projects to TerraForm upon the completion thereof.
Concurrent with the Warehouse 1.0 Equity Purchase, our wholly-owned subsidiary entered into a credit agreement with the lenders identified therein, Bank of America, N.A., as administrative agent and collateral agent, OneWest Bank, N.A., as depositary, the joint lead arrangers, joint bookrunners and other persons identified therein and party thereto from time to time (“Warehouse 1.0 Credit Facility”). The Warehouse 1.0 Credit Facility provides for a senior secured term loan credit facility in an aggregate principal amount of up to $466 million ("Warehouse 1.0 Term Loan") and a senior secured revolving credit facility in an aggregate principal amount of up to $550 million ("Warehouse 1.0 Revolver"). The Warehouse 1.0 Term Loan has a term ending May 6, 2020, and the Warehouse 1.0 Revolver has a term ending May 6, 2019. The proceeds of the Warehouse

1.0 Credit Facility and the FR Equity Investment will be used for the acquisition and construction of renewable energy projects. Subject to certain conditions, we may request that the aggregate commitments be increased in an amount not to exceed $200 million, in the case of the Warehouse 1.0 Revolver, and $500 million, in the case of the Warehouse 1.0 Term Loan. Interest under the Warehouse 1.0 Credit Facility accrues at a rate of LIBOR plus 4.25% (or base rate plus 3.25%) with respect to the Warehouse 1.0 Term Loan and at a rate of LIBOR plus 4.00% (or base rate plus 3.00%) with respect to the Warehouse 1.0 Revolver. The Warehouse 1.0 Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including covenants applicable to commercial bank provided project financings.
TerraForm Private Warehouse
On June 26, 2015, a wholly-owned subsidiary of SunEdison acquired certain equity interests in TerraForm Private, LLC (“TerraForm Private”), with the remaining equity interests in TerraForm Private acquired by Macquarie Sierra Investment Holdings Inc. and John Hancock Life Insurance Company (U.S.A.) (together with certain of its affiliates) (collectively known as the “TerraForm Private Investors”). We purchased an aggregate of $20 million in preferred units (the “PREPP Units”) of TerraForm Private, the TerraForm Private Investors collectively purchased an aggregate of $150 million in PREPP Units, and we separately purchased an aggregate of $75 million in common units of TerraForm Private (collectively, the “TerraForm Private Equity Purchase”).
Concurrent with the TerraForm Private Equity Purchase, TerraForm AP entered into a credit agreement with TerraForm Private, as guarantor, the lenders identified therein, Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, and the joint lead arrangers, joint bookrunners and other persons identified therein and party thereto from time to time (“TerraForm Private Term Loan”). The TerraForm Private Term Loan provides for a senior secured term loan credit facility in an aggregate principal amount of $280 million. The TerraForm Private Term Loan matures on June 26, 2022. As described above, the net proceeds of the TerraForm Private Term Loan were used, together with the proceeds from the TerraForm Private Equity Purchase, to fund the Atlantic Power acquisition (including the retirement of related project debt following the closing of the Atlantic Power acquisition). Interest under the TerraForm Private Term Loan accrues at a rate calculated at LIBOR plus 3.5% or base rate plus 2.5%. The TerraForm Private Term Loan contains representations, covenants and events of default typical for credit arrangements of comparable size.
Margin Loan
On January 29, 2015, a wholly-owned subsidiary of SunEdison entered into a margin loan agreement (the “Margin Loan Agreement”). Under the Margin Loan Agreement, the subsidiary borrowed $410 million in term loans. The net proceeds of the term loans, less certain expenses, were made available to SunEdison to fund the acquisition of First Wind Holdings, LLC. The term loans mature on January 29, 2017. All outstanding amounts under the Margin Loan Agreement bear interest at a rate per annum equal to a three-month Eurodollar rate plus an applicable margin.
Exchangeable Notes Due 2020
On January 29, 2015, a wholly-owned subsidiary of SunEdison, issued $337 million aggregate principal amount of 3.75% Guaranteed Exchangeable Senior Secured Notes due 2020 (the “Exchangeable Notes”) in a private placement pursuant to an indenture agreement (the “Exchangeable Notes Indenture”). The Exchangeable Notes bear interest at a rate of 3.75% per annum and mature on January 15, 2020.
Renewable Energy Credit Facility
On February 28, 2014, we entered into a credit agreement which provides for a senior secured letter of credit facility which has a term ending February 28, 2017. As of June 30, 2015, the aggregate principal amount available was $690 million. Interest under the Credit Facility accrues on the daily amount available to be drawn under outstanding letters of credit or bankers' acceptances, at an annual rate of 3.75%. Drawn amounts on letters of credit are due within seven business days, and interest accrues on drawn amounts at a base rate plus 2.75%. As of June 30, 2015, we had $657 million of outstanding third party letters of credit backed by the Credit Facility, which reduced the available capacity.
TerraForm Global Acquisition Facility
On December 22, 2014, our subsidiary TerraForm Global entered into a credit and guaranty agreement (the “TerraForm Global Acquisition Facility”). The TerraForm Global Acquisition Facility provides for a term loan credit facility in the amount of $150 million which will be used for the acquisition of certain renewable energy generation assets. In May 2015, three additional lenders became party to the Acquisition Facility and committed additional funds, increasing the aggregate funding under the TerraForm Global Acquisition Facility from $150 million to $450 million. In June 2015, three additional lenders became party to the TerraForm Global Acquisition Facility and committed additional funds, increasing the aggregate funding under the

Acquisition Facility from $450 million to $550 million. The TerraForm Global Acquisition Facility will mature on the earlier of December 22, 2016 and the date on which all loans under the TerraForm Global Acquisition Facility become due and payable in full, whether by acceleration or otherwise. The principal payments under the TerraForm Global Acquisition Facility are payable in consecutive semiannual installments on June 22 and December 22, in each case, in an amount equal to 0.50% of the original principal balance of the loans funded prior to such payment, with the remaining balance payable on the maturity date. Interest is based on the subsidiary's election of either (i) a base rate plus the sum of 6.5% and a spread (as defined) or (ii) a reserve adjusted eurodollar rate plus the sum of 7.5% and the spread. The reserve adjusted eurodollar rate will be subject to a floor of 1.0% and the base rate will be subject to a floor of 2.0%. The spread is initially 0.50% per annum, commencing on the five-month anniversary of the closing date, and increases by an additional 0.25% per annum every ninety days thereafter. As of June 30, 2015, the interest rate under the TerraForm Global Acquisition Facility was 11.08%.
OCBC (Wind Turbine Purchase) Facility
On December 19, 2014, a subsidiary entered into a credit and guaranty agreement with the Oversea-Chinese Banking Corporation Limited ("OCBC") as sole lead arranger and lender (the “OCBC Facility"). The OCBC Facility provides for a draft loan credit facility in an amount up to $120 million. On December 30, 2014, the subsidiary borrowed $119 million under the OCBC Facility to fund a portion of the purchase price for certain tax credit qualified turbines. The borrowings under the OCBC Facility originally matured six months from the funding date unless payment was otherwise accelerated, subject to certain conditions. In the second quarter of 2015, we extended the maturity of the OCBC Facility through January 2016. The principal and interest amounts outstanding under the OCBC Facility are payable in full at maturity. Interest is calculated at an amount equal to LIBOR plus an applicable margin of 1.25%.
SMP Ltd. Credit Facilities
SMP Ltd. is party to four non-recourse term loan facilities and a working capital revolving credit facility. The term loan facilities provide for a maximum credit amount of 475 billion South Korean won in aggregate, which translates to $423 million as of June 30, 2015. The credit facilities hold maturity dates ranging from March 2019 to May 2019. Principal and interest on the term loan facilities are paid quarterly, with annual fixed interest rates ranging from 5.25% to 5.50%. As of June 30, 2015, a total of $370 million was outstanding under the term loan facilities.
Project Construction Facilities
On March 26, 2014, we entered into a financing agreement which provides for a senior secured revolving credit facility which has a term ending March 26, 2017 (the “Construction Facility”). As of June 30, 2015, the amount available under the Construction Facility was $285 million. The Construction Facility is used to support the development and acquisition of new projects in the U.S. and Canada. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $300 million. Interest on loans under the Construction Facility is based on our election of either LIBOR plus an applicable margin of 3.5%, or a defined prime rate plus an applicable margin of 2.5%. As of June 30, 2015, the interest rate under the Construction Facility was 5.75%. At June 30, 2015, we had borrowed $98 million under the Construction Facility, which is classified under system pre-construction, construction and term debt. As of June 30, 2015, we had $135 million committed for currently funded projects, which reduced the available capacity. Therefore, availability under the Construction Facility was $52 million as of June 30, 2015.
TerraForm Credit Facilities
On July 23, 2014, Terra Operating LLC and Terra LLC, both wholly-owned subsidiaries of TerraForm, entered into a revolving credit facility (the "2017 TerraForm Revolver") and a term loan facility (the "2019 TerraForm Term Loan" and together with the 2017 TerraForm Revolver, the “2014 TerraForm Credit Facilities”). On January 28, 2015, TerraForm repaid the remaining outstanding principal balance on the 2019 TerraForm Term Loan of $574 million in full.
On January 28, 2015, TerraForm replaced the 2017 TerraForm Revolver with a new $550 million revolving credit facility (the "2020 TerraForm Revolver "). The 2020 TerraForm Revolver consists of a revolving credit facility in an amount of at least $550 million (available for revolving loans and letters of credit). TerraForm recognized a $1 million loss on the extinguishment of debt during the six months ended June 30, 2015 as a result of this exchange.
In May 2015, TerraForm exercised its option to increase its borrowing capacity under the 2020 TerraForm Revolver by $100 million. As a result of this transaction, TerraForm now has a total borrowing capacity of $650 million under the 2020 TerraForm Revolver as of June 30, 2015. In July 2015, TerraForm obtained a commitment from a counterparty to increase its borrowing capacity under the 2020 TerraForm Revolver by $75 million. This will increase the total borrowing capacity under the 2020 TerraForm Revolver to $725 million. There were no amounts outstanding under the 2020 TerraForm Revolver as of June 30, 2015.

The 2020 TerraForm Revolver matures on January 27, 2020. Each of Terra Operating LLC's and Terra LLC’s existing and subsequently acquired or organized domestic restricted subsidiaries (excluding non-recourse subsidiaries) are or will become guarantors under the 2020 TerraForm Revolver.
All outstanding amounts under the 2020 TerraForm Revolver will bear interest initially at a rate per annum equal to either (i) a base rate plus a margin of 1.50% or (ii) a reserve adjusted Eurodollar rate plus a margin of 2.50%. After the fiscal quarter ended June 30, 2015, the base rate margin will range between 1.25% and 1.75% and the Eurodollar rate margin will range between 2.25% and 2.75% as determined by reference to a leverage-based grid.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires us to make estimates and assumptions in certain circumstances that affect amounts reported in the accompanying condensed consolidated financial statements and related footnotes. In preparing these financial statements, we have made our best estimates of certain amounts included in the financial statements. Application of these accounting policies and estimates, however, involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ from these estimates. In arriving at our critical accounting estimates, factors we consider include how accurate the estimate or assumptions have been in the past, how much the estimate or assumptions have changed and how reasonably likely such change may have a material impact. Our critical accounting policies and estimates are more fully described in Item 7 and Note 2 of Notes to Consolidated Financial Statements, included in Exhibit 13 to our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no significant changes to our critical accounting policies and estimates since December 31, 2014.
RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 1 to the unaudited condensed consolidated financial statements.
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
Statements set forth in this Form 10-Q or statements incorporated by reference from documents we have filed with the Securities and Exchange Commission may contain forward-looking statements. Forward-looking statements are not based on historical facts but instead reflect our expectations, estimates or projections concerning future results or events, including, without limitation, statements regarding demand and/or pricing of our products or the pricing environment in the future; our expectation that we will generate sufficient taxable income to realize the benefits of our net deferred tax assets; the appropriateness of our tax positions and the timing of our tax audits; our ability to complete and sell projects in our renewable energy projects pipeline, and to locate and acquire additional renewable energy projects; the timing of our various manufacturing ramps or the cessation or continuation of production at certain facilities and our dependence on a limited number of third-party suppliers; the anticipated growth of our business in 2015 and beyond; our expectation that we will have the financial resources and liquidity needed to meet our business requirements throughout 2015 and beyond; future amendments or termination of our agreements with our customers and suppliers and payments associated with such contracts; our estimates of penalties associated with termination of, or purchase shortfalls under, certain of our long-term supply contracts with our vendors; regulatory changes and the availability of economic incentives promoting use of renewable energy; changes to laws and policies that support renewable energy sources; compliance with, and costs and liabilities under, environmental laws and regulations; the nature and extent of tax rebate programs or feed-in tariffs in the future; our expectations regarding indemnification payments related to tax credits; our expectations regarding repatriation tax effects; our expectations related to the undistributed earnings of our foreign subsidiaries; the ultimate impact our legal proceedings may have on us; the charges we expect to incur, the expected costs, the timing of completion, the savings we expect to realize, the number of employees who will be affected and our execution of our announced restructurings; our expectations regarding our annual pretax operating benefits upon the completion of our restructuring activities; our expectations regarding our future cash flow generation; our expectations regarding sales of our renewable energy systems; the amount of our contributions to our pension plans in 2015 and our estimates regarding actuarial loss (gain) and future benefits payable under our pension plans; the anticipated effect of certain accounting pronouncements on our results of operations and financial condition; the classification of our renewable energy systems as direct sales, sale-leasebacks or held systems and the current and subsequent accounting treatment of such transactions; our expectations regarding the timing and amount of our investments in our joint ventures; our expectations regarding our cash commitments and proceeds received under the SMP JV Supply and License Agreement; the timing of completion of the construction, installation and testing of the equipment and the milestone payments related to the SMP JV; our substantial indebtedness and the requirements of and our compliance with the terms governing our indebtedness, including the indentures governing the 2022 Notes, 2023 Notes, 2025 Notes, 2018 Notes, 2021 Notes and 2020 Notes, Call Spread Overlay, and our other financing arrangements and the impact of related cross default provisions; the sources of funding and our ability to access funding for our SunEdison business and our anticipated capital needs for 2015; our expectations regarding our revenue from energy production; our statements regarding our working capital; other capital requirements for the next 12 months; our expectations with respect to the separation of the semiconductor business, SunEdison Semiconductor Limited, our publicly traded subsidiary TerraForm Power, Inc., and the public offering of TerraForm Global, Inc. (i) which may involve a greater exposure to legal liability than our historic business operations, and (ii); we may be involved in various conflicts of interest which could be resolved in a manner unfavorable to us; we may not be able to achieve some or all of the expected benefits; anticipated benefits in connection with the First Wind acquisition or the Vivint acquisition; our exposure to risk associated with certain obligations to TerraForm Power, Inc., and TerraForm Global, Inc. associated with the initial portfolio, future call right projects and interests in additional clean energy projects; our statements regarding our working capital and other capital requirements for the next 12 months; and other risks described in our filings with the Securities and Exchange Commission.

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

Because such statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements. You should not place undue reliance on such statements, which speak only as of the date that they were made. Factors that could cause actual results to differ materially are set forth throughout this quarterly report and under “Item 1A. Risk Factors," in our Form 10-K for the year ended December 31, 2014.

These cautionary statements should be considered in connection with any written or oral forward-looking statements that we may issue in the future. We do not undertake any obligation to release publicly any revisions to such forward-looking statements to reflect later events or circumstances or to reflect the occurrence of unanticipated events, except as otherwise required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There has been no material change to SunEdison's market risks since December 31, 2014. Please refer to “Market Risk” included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of June 30, 2015 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2015.
Changes in Internal Control over Financial Reporting
There have been no changes in SunEdison's internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, SunEdison's internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
See Note 12 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for disclosures concerning our legal proceedings, which disclosures are incorporated herein by reference.
Item 1A. Risk Factors.
In addition to the information set forth elsewhere in this quarterly report on Form 10-Q and the risks described below, you should carefully consider the factors under “Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2014. These risks could materially and adversely affect our business, financial condition and results of operations.
Risks Related to TerraForm Global
As described above, we completed the initial public offering of TerraForm Global on August 5, 2015. We believe that the risks we face in respect of TerraForm Global are substantially similar to those we have described in our Form 10-K for the year ended December 31, 2014 in respect of TerraForm Power, including with respect to TerraForm Global’s dependence on us for the growth of its business and the provision of management and administration services by us, our control over and substantial influence over TerraForm Global, call rights projects and other matters covered by our support agreement with TerraForm Global, transfers of IDRs to third parties, additional costs associated with the operation of TerraForm Global’s business, the potential for greater exposure to legal liability as a publicly traded corporation, potential conflicts of interest between us and TerraForm Global and our ability generally to achieve the expected benefits from the initial public offering of TerraForm Global.
In addition, TerraForm Global’s initial portfolio consists of projects located in China, Brazil, India, South Africa, Honduras, Costa Rica, Nicaragua, Peru, Uruguay, Malaysia and Thailand. TerraForm Global also intends to rapidly expand and diversify its international portfolio by acquiring additional utility-scale and distributed clean generation assets located in other emerging markets in Asia, Africa and Latin America, and in similar geographies in the Middle East. Operations in emerging markets involve a number of risks that are more prevalent than in developed markets. As a result, we will be subject to a number of risks and uncertainties associated with operating and expanding internationally and in emerging markets that we have not historically faced, including, without limitation, political, social and economic instability (including wars, acts of terrorism, political unrest, boycotts, sanctions and other business restrictions), the macroeconomic climate (including high rates of inflation, and levels of energy consumption in the countries where we have operations), foreign exchange rate fluctuations, the imposition of currency controls and restrictions on repatriation of earnings and cash, nationalization or other expropriation of private enterprises and land, protectionist and other adverse public policies, unexpected changes in laws or enforcement practices (including those relating to land use regulations and permitting requirements, taxation policies and/or the regulatory or legislative environment in the countries in which we operate, including reductions to renewable power incentive programs or changes in renewable power pricing policies, possibly with retroactive effect), measures restricting the ability of our facilities to access the grid to deliver electricity at certain times or at all, the comparative cost of other sources of energy, longer sales and payment cycles and greater difficulty collecting accounts receivable, inability to obtain adequate financing on attractive terms and conditions, difficulty in developing any necessary partnerships with local businesses on commercially acceptable terms and/or timely identifying, attracting and retaining qualified technical and other personnel, difficulty competing against competitors who may have greater financial resources and/or a more effective or established localized business presence, international business practices that may conflict with other customs or legal requirements to which we are subject (including anti-bribery and anti-corruption laws), any downgrading of the sovereign debt ratings of the countries in which we operate by an international rating agency, inability to obtain, maintain or enforce intellectual property rights and being subject to the jurisdiction of courts other than those of the United States (including uncertainty of judicial processes and difficulty enforcing contractual agreements or judgments in foreign legal systems or incurring additional costs to do so).
Risks Related to the Vivint Acquisition
Completion of the Vivint acquisition is subject to conditions and if these conditions are not satisfied or waived, the acquisition will not be completed.
Completion of the Vivint acquisition is subject to satisfaction or waiver (to the extent permitted under applicable law) of a number of conditions, including certain regulatory approvals. In addition, each party’s obligation to complete the Vivint acquisition is subject the accuracy of the representations and warranties of the other party under the merger agreement and the performance by the other party of its respective obligations under the agreement. The failure to satisfy all of the required conditions could delay the completion of the Vivint acquisition for a significant period of time or prevent it from occurring. Any delay in completing the Vivint acquisition could cause us not to realize some or all of the benefits that we expect to achieve if the Vivint acquisition is successfully completed within its expected timeframe. In addition, the conditions to the closing of the Vivint acquisition may not all be satisfied or waived, in which case the Vivint acquisition may not be completed.
Integrating the assets we intend to acquire in the Vivint acquisition may be more difficult, costly or time consuming than expected and the anticipated benefits of the Vivint acquisition may not be realized.
Until the completion of the Vivint acquisition, we will continue to operate independently from Vivint. The success of the acquisition, including anticipated benefits, will depend, in part, on our ability to successfully combine and integrate those assets with our existing operations. In addition, the acquisition of residential projects represents a change in the nature of our business, and we may not be able to adapt to such change in a timely manner, or at all. It is possible that the pendency of the Vivint acquisition or the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention and resources, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the Vivint acquisition. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected.
In connection with our acquisition of Vivint, we expect to incur significant additional indebtedness, which could adversely affect us, including by decreasing our business flexibility, and will increase our interest expense.
We will have substantially increased indebtedness as a result of the Vivint acquisition in comparison to our indebtedness on a recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We will also incur various costs and expenses associated with the financing and the acquisition. The amount of cash required to pay interest on our increased indebtedness following completion of the Vivint acquisition, and thus the demands on our cash resources, will be greater than the amount of cash flow required to service our indebtedness prior to the transaction. The increased levels of indebtedness following completion of the Vivint acquisition could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits from the Vivint acquisition, or if our financial performance after completion of the Vivint acquisition does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
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
The Vivint acquisition will involve substantial costs.
We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the Vivint acquisition. The substantial majority of non-recurring expenses will be comprised of transaction and regulatory costs related to the Vivint acquisition. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred, any of which may be material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program
Since 2007, our Board of Directors has had in place a share repurchase program. There were no repurchases during the second quarter of 2015.
Dividend Restrictions
The Credit Facility restricts us and certain of our subsidiaries from making “restricted payments,” as defined in the agreement.  These restricted payments include the declaration or payment of any dividend or any distribution on account of our or our subsidiaries' equity interests and may not be made unless certain criteria, as set forth in the agreement, have been met. The Credit Facility also restricts our use of working capital in certain situations.
Exchange Agreements related to Convertible Senior Notes Due 2018 and 2021

As discussed in Note 8, we entered into 2018/2021 Exchange Agreements with a limited number of holders of our outstanding 2018/2021 Notes. Pursuant to the 2018/2021 Exchange Agreements, we exchanged $600 million aggregate principal amount of outstanding 2018 Notes and 2021 Notes ($300 million of the 2018 Notes and $300 million of the 2021 Notes) for 41 million shares of common stock underlying the 2018/2021 Notes to be exchanged and $63 million in cash.

Item 5.	Other Information.

On each of June 26, 2015 and May 6, 2015, we disclosed on Form 8-K (the "Original Filings") certain equity and debt investments by third parties in certain "warehouse" subsidiaries of the Company. Certain of the agreements relating to such transactions were incorrectly disclosed under Item 1.01 of Form 8-K rather than Item 8.01 of Form 8-K. The Original Filings are hereby amended such that all of the disclosures in the Original Filings shall be deemed to have been made under Item 8.01 of Form 8-K.

Item 6.	Exhibits.
See Exhibit Index following the signature page of this report.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SunEdison, Inc.
/s/ Brian Wuebbels
August 6, 2015	Name:	Brian Wuebbels
	Title:	Executive Vice President, Chief Administration Officer and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
4.1
2023 Notes Indenture, dated as of May 20, 2015, between the Company and Wilmington Trust National Association, as trustee (Incorporated by reference to Exhibit 4.1 of the Company's Form 8-K filed May 21, 2015)

4.2
2025 Notes Indenture, dated as of May 20, 2015, between the Company and Wilmington Trust National Association, as trustee (Incorporated by reference to Exhibit 4.2 of the Company's Form 8-K filed May 21, 2015)

4.3	Form of 2.625% Convertible Senior notes due June 1, 2023 (Incorporated by reference to Exhibit 4.3 of the Company's Form 8-K filed May 21, 2015)
4.4	Form of 3.375% Convertible Senior notes due June 1, 2025 (Incorporated by reference to Exhibit 4.4 of the Company's Form 8-K filed May 21, 2015)
10.1	SunEdison, Inc. 2015 Long-Term Incentive Plan (Incorporated by reference to appendices filed with the Company's Definitive Proxy Statement with the SEC on April 17, 2015)
10.2	SunEdison, Inc. 2015 Non-Employee Director Incentive Plan (Incorporated by reference to appendices filed with the Company's Definitive Proxy Statement with the SEC on April 17, 2015)
10.3	SunEdison, Inc. Employee Stock Purchase Plan (Incorporated by reference to appendices filed with the Company's Definitive Proxy Statement with the SEC on April 17, 2015)
10.4	Settlement and Release Agreement, dated May 7, 2015, between the Company and Wacker Chemie A.G.
31.1	Certification by the Chief Executive Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by the Chief Financial Officer of SunEdison pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by the Chief Executive Officer and the Chief Financial Officer of SunEdison pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document