Form 10-Q
period 2015-09-30
SUNEDISON, INC.
filed 2015-11-09
CIK 945436

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________________________________________
FORM 10-Q
 ______________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
The number of shares of the registrant’s common stock outstanding at November 2, 2015 was 316,721,372.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net sales	$476	$469	$1,254	$1,241
Cost of goods sold	365	428	1,006	1,157
Gross profit	111	41	248	84
Operating expenses:
General and administrative	296	126	753	327
Restructuring charges	27	—	80	14
Long-lived asset impairment charges	38	42	55	42
Operating loss	(250)	(127)	(640)	(299)
Non-operating expense (income):
Interest expense	214	107	516	267
Interest income	(2)	(3)	(16)	(12)
Loss on early extinguishment of debt, net	1	—	85	—
Loss on convertible notes derivatives, net	—	—	—	499
Gain on previously held equity investments	(45)	—	(45)	(146)
Other, net	(51)	9	(53)	19
Total non-operating expense	117	113	487	627
Loss from continuing operations before income tax benefit and equity in earnings (loss) of equity method investments	(367)	(240)	(1,127)	(926)
Income tax benefit	(35)	(2)	(246)	(12)
Loss from continuing operations before equity in earnings (loss) of equity method investments	(332)	(238)	(881)	(914)
Equity in earnings (loss) of equity method investments, net of tax	1	—	(11)	10
Loss from continuing operations	(331)	(238)	(892)	(904)
Income (loss) from discontinued operations, net of tax	3	(79)	(116)	(81)
Net loss	(328)	(317)	(1,008)	(985)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	44	34	89	46
Net loss attributable to SunEdison stockholders	$(284)	$(283)	$(919)	$(939)

Amounts attributable to SunEdison stockholders:
Loss from continuing operations	$(287)	$(204)	$(801)	$(858)
Income (loss) from discontinued operations	3	(79)	(118)	(81)
Net loss attributable to SunEdison stockholders	$(284)	$(283)	$(919)	$(939)

Basic and diluted (loss) income per share (see Note 14):
Continuing operations	$(0.92)	$(0.77)	$(2.73)	$(3.21)
Discontinued operations	0.01	(0.29)	(0.40)	(0.30)
Total loss per share	$(0.91)	$(1.06)	$(3.13)	$(3.51)
See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(328)	$(317)	$(1,008)	$(985)
Other comprehensive (loss) income, net of tax:
Net foreign currency translation adjustments	(23)	(54)	9	(43)
Net gain (loss) on hedging instruments	7	(5)	(9)	2
Net adjustments for benefit plans	—	—	44	—
Other comprehensive (loss) income, net of tax	(16)	(59)	44	(41)
Total comprehensive loss	(344)	(376)	(964)	(1,026)
Net loss attributable to noncontrolling interests and redeemable noncontrolling interests	44	34	89	46
Net other comprehensive loss attributable to noncontrolling interests and redeemable noncontrolling interests	2	15	18	16
Comprehensive loss attributable to SunEdison stockholders	$(298)	$(327)	$(857)	$(964)
See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except per share data)

	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$2,393	$856
Cash committed for construction projects, including consolidated variable interest entities of $443 and $32 in 2015 and 2014, respectively	697	131
Current portion of restricted cash	367	156
Accounts receivable, net	448	373
Prepaid and other current assets	1,080	908
Current assets held for sale	800	—
Current assets of discontinued operations	—	364
Total current assets	5,785	2,788
Investments	156	149
Property, plant and equipment, net:
Renewable energy systems, including consolidated variable interest entities of $3,497 and $2,312 in 2015 and 2014, respectively, net of accumulated depreciation of $358 and $334 in 2015 and 2014, respectively	10,201	5,336
Other property, plant and equipment, net of accumulated depreciation of $266 and $238 in 2015 and 2014, respectively	1,158	1,140
Restricted cash	265	115
Goodwill	511	73
Other intangible assets	1,490	586
Other assets	1,148	627
Non-current assets of discontinued operations	—	686
Total assets	$20,714	$11,500
Liabilities, Redeemable Noncontrolling Interests and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt and short-term borrowings, including consolidated variable interest entities of $309 and $423 in 2015 and 2014, respectively	$1,905	$1,078
Accounts payable	1,105	1,098
Accrued and other current liabilities	950	660
Current portion of deferred revenue	69	92
Current portion of contingent consideration liabilities	449	26
Current liabilities held for sale	652	—
Current liabilities of discontinued operations	—	192
Total current liabilities	5,130	3,146
Long-term debt, less current portion, including consolidated variable interest entities of $2,274 and $1,169 in 2015 and 2014, respectively	9,767	5,915
Deferred revenue, less current portion	603	204
Contingent consideration liabilities, less current portion	86	17
Other liabilities	555	442
Non-current liabilities of discontinued operations	—	291
Total liabilities	16,141	10,015
Redeemable noncontrolling interests	69	—
Stockholders’ equity:
Preferred stock, $.01 par value, 50.0 shares authorized, 0.7 and no shares issued in 2015 and 2014, respectively	—	—
Common stock, $.01 par value, 700.0 shares authorized, 319.5 and 272.5 shares issued in 2015 and 2014, respectively	3	3
Additional paid-in capital	3,792	1,698
Accumulated deficit	(2,267)	(1,348)
Accumulated other comprehensive loss	(48)	(111)
Treasury stock, 2.9 and 0.4 shares in 2015 and 2014, respectively	(78)	(9)
Total SunEdison stockholders’ equity	1,402	233
Noncontrolling interests	3,102	1,252
Total stockholders’ equity	4,504	1,485
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$20,714	$11,500
See accompanying notes to unaudited condensed consolidated financial statements.

SUNEDISON, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,008)	$(985)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	331	261
Stock-based compensation	62	28
Deferred tax benefit	(217)	(41)
Deferred revenue	(47)	(142)
Restructuring charges	80	—
Long-lived asset impairment charges	55	100
Loss on sale of equity interests in SSL	120	—
Loss on convertible notes derivatives, net	—	499
Loss on early extinguishment of debt, net	85	—
Gain on previously held equity investment	—	(146)
Other non-cash	9	(13)
Changes in operating assets and liabilities:
Accounts receivable	16	22
Prepaid and other current assets	(108)	(167)
Accounts payable	(182)	(165)
Deferred revenue for renewable energy systems	66	180
Accrued liabilities	34	114
Other assets and liabilities	(432)	(115)
Net cash used in operating activities	(1,136)	(570)
Cash flows from investing activities:
Capital expenditures	(193)	(182)
Construction of renewable energy systems	(1,619)	(1,028)
Proceeds from sale of equity interests in SSL	372	—
Purchases of cost and equity method investments, net of proceeds	22	(41)
Change in restricted cash	(122)	(46)
Change in cash committed for construction projects	(570)	142
Cash paid for acquisitions, net of cash acquired	(2,356)	(415)
Other	(166)	(3)
Net cash used in investing activities	(4,632)	(1,573)
Cash flows from financing activities:
Proceeds from short-term and long-term debt	7,303	2,618
Principal payments on short-term and long-term debt	(2,435)	(832)
Payments for capped call option	(161)	—
Proceeds from (payments for) note hedge	635	(174)
(Payments for) proceeds from warrant transactions	(632)	124
Proceeds from TerraForm Power and TerraForm Global equity offerings	1,715	592
Proceeds from SSL IPO and private placement transactions	—	185
Proceeds from preferred stock offering	626	—
Contributions from noncontrolling interests, net	769	33
Cash paid for contingent consideration for acquisitions	(13)	(4)
Debt financing fees	(249)	(122)
Change in restricted cash	(152)	—
Dividends paid by TerraForm Power	(61)	—
Other	(57)	1
Net cash provided by financing activities	7,288	2,421
Effect of exchange rate changes on cash and cash equivalents	(8)	(11)
Net increase in cash and cash equivalents	1,512	267

Cash (used in) provided by discontinued operations (see Note 2)	(25)	62
Net change in cash and cash equivalents from continuing operations	1,537	205
Cash and cash equivalents at beginning of period	856	533
Cash and cash equivalents at end of period	$2,393	$738

Supplemental disclosures of cash flow information:
Net debt transferred to and assumed by buyer upon sale of renewable energy systems	110	395
See accompanying notes to unaudited condensed consolidated financial statements.

Notes to Unaudited Condensed Consolidated Financial Statements
1. BASIS OF PRESENTATION
The accompanying unaudited condensed consolidated financial statements of SunEdison, Inc. and subsidiaries ("SunEdison"), in our opinion, include all adjustments (consisting of normal, recurring items) necessary to present fairly our financial position, results of operations and cash flows for the periods presented. SunEdison has presented the unaudited condensed consolidated financial statements in accordance with the requirements of the Securities and Exchange Commission (the "SEC") for Form 10-Q and Article 10 of Regulation S-X and consequently, these financial statements do not include all disclosures required by U.S. generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2014, as recast and filed on SunEdison’s Form 8-K on June 29, 2015, as amended by the Form 8-K/A on July 7, 2015, to reflect changes due to the discontinued operations of SunEdison Semiconductor Ltd. ("SSL"), which contains SunEdison's audited financial statements for such year. Operating results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.
The accompanying unaudited condensed consolidated financial statements of SunEdison include the consolidated results of TerraForm Power, Inc. ("TerraForm Power" or "TERP") and TerraForm Global, Inc. ("TerraForm Global" or "GLBL"), which are separate SEC registrants. The operating results of TERP and GLBL are reported as our TerraForm Power and TerraForm Global reportable segments, respectively, as described in Note 17. References to "SunEdison", "we", "our" or "us" within the accompanying unaudited condensed consolidated financial statements refer to the consolidated reporting entity.
On January 20, 2015, we disposed of our controlling interest in SSL in an underwritten public offering (see Note 2). The results of SSL, a separate SEC registrant, were previously reported as our Semiconductor Materials reportable segment. As a result of this transaction, SSL was deconsolidated from our consolidated financial statements and SSL's historical results of operations and financial position are reported as discontinued operations for all periods presented. Additionally, we no longer report Semiconductor Materials as a reportable segment. Through July 1, 2015, we retained a noncontrolling interest in SSL which was accounted for as an equity method investment. On July 1, 2015, we effectively disposed of our remaining interest in SSL in an underwritten public offering (see Note 2). Unless indicated otherwise, the information in the accompanying notes to the unaudited condensed consolidated financial statements relates to our continuing operations.
Use of Estimates
In preparing our unaudited condensed consolidated financial statements, we use estimates and assumptions that may affect reported amounts and disclosures. Estimates are used when accounting for investments; depreciation; amortization; leases; asset impairments; accrued liabilities, including restructuring, warranties, and employee benefits; derivatives, including the embedded conversion options, note hedges, and warrants associated with our outstanding senior convertible notes; stock-based compensation; income taxes; renewable energy system installation and related costs; percentage-of-completion on long-term construction contracts; the fair value of assets and liabilities recorded in connection with business combinations; and asset valuations, including allowances, among others. These estimates and assumptions are based on current facts, historical experience and various other factors we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the recording of revenue, costs and expenses that are not readily apparent from other sources. To the extent there are material differences between the estimates and actual results, our future results of operations would be affected.
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
In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires management to evaluate, at each annual and interim reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued and to provide related disclosures. ASU 2014-15 is effective for us for our fiscal year ending December 31, 2016 and for interim periods thereafter. We are currently evaluating the impact of ASU 2014-15 on our consolidated financial statements.
In January 2015, the FASB issued ASU No. 2015-01, Income Statement — Extraordinary and Unusual Items (Subtopic 225-20), which eliminates the concept of reporting for extraordinary items. ASU 2015-01 is effective for us for our fiscal year ending December 31, 2016 and for interim periods thereafter. We are currently evaluating the impact of ASU 2015-01 on our consolidated financial statements.
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
In April 2015, the FASB issued ASU No. 2015-03, Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of Credit Arrangements. ASU 2015-15 indicates that an entity may defer and present debt issuance costs associated with line-of-credit arrangements as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. ASU 2015-03 and ASU 2015-15 are effective on a retrospective basis for annual and interim periods beginning on or after December 15, 2015. Early adoption is permitted, but only for debt issuance costs that have not been reported in financial statements previously issued or available for issuance. We are currently evaluating the impact of ASU 2015-03 and ASU 2015-15 on our consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, to specify that inventory should be subsequently measured at the lower of cost or net realizable value, which is the ordinary selling price less any completion, transportation and disposal costs. However, the ASU does not apply to inventory measured using the last-in-first-out or retail methods. ASU 2015-11 is effective for us, on a prospective basis, for our fiscal year ending December 31, 2016 and for interim periods thereafter. We are currently evaluating the impact of ASU 2015-11 on our consolidated financial statements.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments, that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. ASU 2015-16 is effective for us on a prospective basis on January 1, 2016. Early adoption is permitted for any interim and annual financial statements that have not yet been made available for issuance. We are currently evaluating the impact of ASU 2015-16 on our consolidated financial statements.
2. DISCONTINUED OPERATIONS, ASSETS HELD FOR SALE AND RESTRUCTURING CHARGES
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
On July 1, 2015, we disposed of 10,608,903 ordinary shares of SSL in connection with an underwritten public offering of 15,935,828 ordinary shares of SSL at a price to the public of $18.25 per share. We received net proceeds from the disposal of $184 million. As a result of this transaction, we recorded a $3 million gain within discontinued operations. Upon this disposal, we have effectively liquidated our investment in SSL which resulted in a reduction of our previously reported full time equivalent headcount by approximately 4,400 employees.
The following table summarizes the results from the discontinued operations of SSL included in the condensed consolidated statements of operations:

	Nine Months Ended September 30,
	2015	2014
In millions
Net sales	$58	$633
Cost of goods sold	52	579
Gross profit	6	54
Operating expenses	9	133
Operating loss	(3)	(79)
Loss on disposal	120	—
Other (income) expense	(7)	5
Loss from discontinued operations before tax	(116)	(84)
Income tax benefit	—	(3)
Loss from discontinued operations, net of tax	(116)	(81)
Net (income) loss attributable to noncontrolling interests	(2)	—
Net loss attributable to shareholders	$(118)	$(81)
The following table summarizes the cash flows of discontinued operations of SSL included in the condensed consolidated statements of cash flows:

	Nine Months Ended September 30,
	2015	2014
In millions
Cash flows from discontinued operations:
Net cash used in operating activities of discontinued operations	$(1)	$(59)
Net cash used in investing activities of discontinued operations	(23)	(71)
Net cash provided by financing activities of discontinued operations	—	194
Effect of exchange rate changes on cash and cash equivalents	(1)	(2)
Cash (used in) provided by discontinued operations	$(25)	$62
SSL continues to purchase polysilicon from us. Net sales of polysilicon to SSL were $16 million and $19 million in the three months ended September 30, 2015 and 2014, respectively. Net sales of polysilicon to SSL for the nine months ended September 30, 2015 and 2014 were $50 million and $49 million, respectively.
One of our board members serves on the board of directors of SSL. Additionally, we and SSL have entered into the following agreements that effected the separation of SSL’s business from ours and provide a framework for our ongoing relationship with SSL:

•
Separation Agreement - The separation agreement governs certain pre-offering transactions between SSL and us, as well as aspects of the relationship between SSL and us following SSL’s Initial Public Offering ("SSL's IPO") and related transactions, which are not otherwise governed by the other agreements set forth below. The separation agreement provides further assurances and covenants between SSL and us to ensure that the separation of SSL’s business from SunEdison was the intent of SSL and that commercially reasonable efforts will be taken to do all things reasonably necessary to consummate and make effective the transactions. The separation agreement provides for mutually agreed exchange of information, confidentiality, dispute resolution methods and limitations of liability.

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

•
Polysilicon Supply Agreement - On June 23, 2015, we entered into an agreement with SSL regarding granular polysilicon purchases. Under the polysilicon supply agreement, we will supply SSL's granular semiconductor grade polysilicon needs for a fixed price per kilogram for each year over the 10.5-year term of the agreement. The price for polysilicon decreases during the term of the agreement. In exchange, SSL agreed to assign its entire share of dividends and distributions from SMP, Ltd., our 54%-owned high purity polysilicon operation located in Ulsan, South Korea, to us for the duration of the agreement. There were no dividends or distributions from SMP, Ltd. during the three or nine month periods ended September 30, 2015.

•
Omnibus Agreement - On September 30, 2015, we entered into an agreement with SSL to purchase 841,400 shares of SMP, Ltd., currently owned by SSL. We agreed to purchase this additional 8.9% interest for $35 million which was advanced to SSL during the quarter as an earnest money deposit upon entering into the transaction. Such amount is reported in other current assets in the unaudited consolidated condensed balance sheet as of September 30, 2015. In addition, the agreement settled certain other outstanding commercial and separation matters between us and SSL related to the separation which resulted in the receipt of an immaterial amount from SSL which did not have a significant impact on our results of operations for the three months ended September 30, 2015. The transaction is subject to certain consents and approvals and is expected to close within one year. The transaction will result in an increase in our ownership interest in SMP, Ltd. to approximately 63%.

Assets Held for Sale
Pursuant to a plan of sale approved by management, we have received offers to purchase our interests in solar power plant operating projects in France, Italy, Greece, Bulgaria and India, originally acquired in the Silver Ridge Power, LLC (“SRP”) acquisition (see Note 3). It is probable that the sale of these projects will occur within one year. As a result, we have classified the relevant asset and liability balances as held for sale and measured each at the lower of carrying value or fair value less cost to sell. Our analysis indicated that the carrying value exceeded fair value less costs to sell by $8 million for operating projects in Bulgaria, which was recognized as a long-lived asset impairment charge during the third quarter of 2015 and reported as a component of other non-operating expense in the condensed consolidated statement of operations. Assets held for sale primarily consists of cash of $40 million, plant, property, and equipment of $416 million and intangible assets of $156 million. Liabilities held for sale primarily consists of $507 million of total long-term debt and $70 million of accrued and other liabilities. Similarly, in October 2015, we sold the Mark Group Limited (“Mark Group”) to its management group (see Note 3). As a result of this transaction, Mark Group's assets and liabilities were reclassified to held for sale in the unaudited condensed consolidated balance sheet.
Restructuring Charges
2015 Restructuring Activities
On September 29, 2015, SunEdison's Board of Directors approved management’s recommendation for a restructuring intended to optimize business operations in alignment with current and future market opportunities, and accelerate cash flow positive operations. The restructuring provides for a workforce reduction of approximately 15% of our global workforce in response to current and expected market conditions and in order to remove duplicative activities created as a result of merger and acquisition activities and business growth.
In connection with the restructuring, we expect to incur total charges of approximately $30 million to $40 million which will be recognized through the first quarter of 2016. These charges primarily consist of severance and other benefits to terminated employees, most of which are expected to be paid in cash by the end of the fourth quarter of 2016. Restructuring charges of $27 million were recognized during the three months ended September 30, 2015.
Previous Restructuring Activities
An additional $53 million of restructuring costs were recognized during the three months ended March 31, 2015 relating to the settlement of a contract termination dispute arising due to actions taken as a result of a restructuring plan undertaken during 2011. On May 7, 2015, we entered into a settlement and release agreement with the vendor to settle all claims and disputes relating to the previous agreements. Under the settlement and release agreement, the vendor retained certain deposits which we previously paid under the agreements in the amount of 24 million euro. In addition, we agreed to pay the vendor a total of 54 million euro in three equal quarterly installments beginning in June 2015, two payments of which have been made through September 30, 2015, and we made an additional payment in June 2015 of 23 million euro for the payment of outstanding invoices.
3. ACQUISITIONS
Renewable Energy Development Acquisitions
Atlantic Power
On June 26, 2015, we and TerraForm AP Acquisitions Holdings, LLC (“TerraForm AP”), a subsidiary of SunEdison, completed the acquisition of all membership interests of Atlantic Power Transmission, Inc. (“Atlantic Power”), an independent power producer with a diversified fleet of power generation assets located throughout the U.S. and Canada, pursuant to a membership interest purchase agreement. In connection with the acquisition, we acquired interests in five operating wind power generation assets located in Oklahoma and Idaho, which have a net capacity (total capacity adjusted for our economic ownership interest) of 521 megawatts ("MW") of renewable power. The aggregate consideration paid for this acquisition was $347 million in cash.
The fair value of the assets and liabilities acquired is summarized in the Acquisition Accounting section below. The preliminary purchase accounting for the acquisition resulted in the recognition of certain amortizable intangible assets comprised of long-term power purchase agreements (“PPAs”) totaling $19 million. The long-term PPAs are subject to amortization with no residual value. The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 17 to 23 years. All assets acquired are reported in the Renewable Energy Development segment.
First Wind
On January 29, 2015, SunEdison and TerraForm First Wind ACQ, LLC, a subsidiary of TerraForm Power Operating, LLC (“TerraForm Operating”), as assignee of TerraForm Power, LLC (“Terra LLC”) under the Purchase Agreement (as defined below), completed the acquisition of First Wind Holdings, LLC (“Parent,” together with its subsidiaries, “First Wind”), pursuant to a purchase and sale agreement, dated as of November 17, 2014, as amended by the First Amendment to the Purchase and Sale Agreement, dated as of January 28, 2015 (together, the “Purchase Agreement”), among SunEdison,

TerraForm Operating, Terra LLC, First Wind, the members of First Wind and certain other persons party thereto (the “Acquisition”). In the Acquisition, TerraForm First Wind ACQ, LLC purchased from First Wind 500 MW of operating wind power assets and 21 MW of operating solar power assets, and SunEdison purchased all of the equity interests of Parent and all of the outstanding equity interests in certain subsidiaries of Parent that own, directly or indirectly, 306 MW of operating wind power assets, wind and solar development projects representing 1.6 GW of pipeline and backlog and development opportunities representing more than 6.4 GW of wind and solar projects.
Pursuant to the terms of the Purchase Agreement, SunEdison and TerraForm Operating paid total consideration of $2,442 million, which was comprised of cash consideration of $762 million paid by SunEdison and $864 million paid by TerraForm Operating, the issuance of $336 million in aggregate principal amount of 3.75% Guaranteed Exchangeable Senior Secured Notes due 2020 (see Note 8), and contingent consideration measured at fair value of $480 million. The maximum undiscounted potential payout of contingent consideration is $510 million over the three year period following the date of acquisition, and we believe it is probable the maximum amount will be paid.
The fair value of the assets and liabilities acquired is summarized in the Acquisition Accounting section below. The preliminary purchase accounting resulted in the recording of indefinite lived intangible assets using provisional amounts for power plant development arrangements totaling $891 million. Additionally, provisional amounts were used to record certain amortizable intangible assets comprised of long-term PPAs and feed-in tariffs (“FiTs”) totaling $125 million. The long-term PPAs and FiTs are subject to amortization with no residual value. The preliminary estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 11 to 17 years. Total assets acquired are comprised of $2,444 million attributable to the Renewable Energy Development segment and $1,057 million attributable to the TerraForm Power segment.
The net sales and net loss related to the acquisition of First Wind reflected in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2015 were $129 million and $44 million, respectively. The unaudited pro forma supplementary data presented in the table below gives effect to the First Wind acquisition as if the transaction occurred on January 1, 2014. The pro forma supplementary data is provided for informational purposes only and should not be construed to be indicative of our results of operations had the First Wind acquisition been consummated on the date assumed or of our results of operations for any future date.

	Nine Months Ended September 30,
	2015	2014
In millions
Net sales	$1,272	$1,336
Net loss	977	1,087
The unaudited pro forma net loss for the nine months ended September 30, 2015 and 2014 includes non-recurring pro forma adjustments of $9 million and $53 million, respectively, for interest expense and amortization of deferred financing costs associated with debt incurred for the acquisition of First Wind. Also reflected in the pro forma net loss for the nine months ended September 30, 2014 is the reversal of losses totaling $82 million attributable to the results of certain First Wind operating projects that we did not acquire.
Silver Ridge Power
On July 2, 2014, we completed the acquisition of 50% of the outstanding limited liability company interests of SRP from AES Solar, LLC (“AES Solar”) for total cash consideration of $179 million ($134 million, net of cash acquired). The remaining 50% of the outstanding limited liability company interests of SRP will continue to be held by R/C US Solar Investment Partnership, L.P. (“Riverstone”). SRP’s solar power plant operating projects included the Mt. Signal solar project. Concurrent with the acquisition, we also entered into a Master Transaction Agreement (the "MTA”) with Riverstone. Pursuant to the MTA, concurrently with the closing of the TERP Initial Public Offering (“TERP IPO”), SRP contributed Mt. Signal to the operating entity of TERP in exchange for total consideration valued at $292 million. Consequently, Mt. Signal is consolidated by TERP as discussed below and is excluded from the provisional accounting for the acquired interest in SRP in the table below.
Through our acquisition of this interest in SRP, we acquired 50% of (i) 336 MW of solar power plant operating projects and (ii) a 40% interest in CSOLAR IV West, LLC (“CSolar”), which is currently developing a 183 MW solar power facility with an executed PPA in place with a high-credit utility off-taker. Pursuant to the MTA, concurrently with the closing of the TERP IPO, the parties also entered into a purchase and sale agreement with respect to CSolar. The purchase and sale agreement provides that, following completion of CSolar’s 183 MW facility, which is expected in 2016, and subject to customary closing conditions and receipt of regulatory approvals, we will acquire Riverstone’s share of SRP’s interest in CSolar. Thereafter, we intend to contribute 100% of SRP’s 40% interest in CSolar to TERP.

The fair value of the SRP assets and liabilities acquired, excluding Mt. Signal, is summarized in the Acquisition Accounting section below. The fair value of assets and liabilities acquired related to Mt. Signal is included in the TerraForm Power Acquisitions section below. The purchase accounting resulted in the recording of long-term PPAs and FiTs totaling $206 million. The long-term PPAs and FiTs are intangible assets subject to amortization with no residual value. The estimated fair values were determined based on an income approach and the estimated useful lives of the intangible assets range from 17 to 19 years. As part of the original purchase accounting for the SRP purchase, we also recorded liabilities for mandatorily redeemable financial instruments at management’s best estimate of fair value for the remaining 50% interests in the French and Italian projects. During the three month period ended September 30, 2015, we recognized a benefit of $45 million due to the change in fair value of these instruments which is reported in other non-operating expense (income) in the condensed consolidated statement of operations.
In addition we obtained a right, but not an obligation, to acquire AES Solar’s 50% interest in a portfolio of projects located in Italy as part of the SRP acquisition. We exercised this option on October 1, 2015 for a purchase price of $42 million.
As of September 30, 2015, certain of the SRP assets and liabilities met the criteria to be reported as held for sale pursuant to a plan of sale approved by management (see Note 2).
Acquisition Accounting
The estimated allocations of assets and liabilities for the above acquisitions are as follows:

	2015 Preliminary		2014 Final
	Atlantic Power	First Wind	SRP
In millions
Cash and cash equivalents	$13	$99	$45
Restricted cash	19	62	48
Accounts receivable	12	14	26
Investments	20	—	115
Renewable energy systems & other property, plant and equipment	725	1,568	573
Goodwill	—	437	27
Other intangible assets	19	1,016	206
Other assets	5	305	112
Total assets acquired	813	3,501	1,152
Accounts payable and accrued liabilities	8	56	295
Long-term debt	249	289	686
Deferred revenue	—	459	—
Other liabilities	37	148	82
Total liabilities assumed	294	952	1,063
Redeemable noncontrolling interests	—	4	—
Noncontrolling interests	172	103	56
Fair value of net assets acquired	$347	$2,442	$33
The initial accounting for the Atlantic Power and First Wind business combinations is not complete because the evaluation necessary to assess the fair values of certain assets acquired and liabilities assumed is in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition date.
The accounting for the SRP business combination is complete and any future adjustments due to changes to the assumptions used to calculate the fair value of acquisition related assets and liabilities will be reflected in the condensed consolidated statements of operations.
Mark Group
On July 15, 2015, we completed the acquisition of Mark Group, a U.K. based solar panel installer, for a purchase price of $24 million in cash, plus deferred consideration of $14 million. As a result of this acquisition, we recognized $38 million in goodwill. On August 27, 2015, the British Parliament announced proposed changes to the U.K. feed-in-tariff program, which would negatively impact the U.K. rooftop solar photovoltaic market and make our long-term plan with respect to this acquisition unviable. In response to these developments and in connection with our strategic decision to optimize business operations in alignment with current and future market opportunities we sold Mark Group in October 2015 to its management group for an immaterial amount of consideration and will exit the residential operations in the U.K. market. Based on the sales price in this subsequent transaction, we determined that the goodwill recognized upon acquisition was impaired, and thus we recognized an impairment charge of $38 million during the three months ended September 30, 2015 which is reported in long-lived asset impairment charges on the unaudited condensed consolidated statement of operations.
Other Acquisitions
For the nine month period ended September 30, 2015, we completed the acquisitions of six additional businesses for total consideration of $49 million, resulting in the recognition of goodwill totaling $7 million.
Renewable Energy Development Pending Acquisitions
Vivint Solar
On July 20, 2015, SunEdison and Vivint Solar, Inc. ("Vivint Solar") entered into an Agreement and Plan of Merger, dated as of July 20, 2015 (as it may be amended from time to time, the "Merger Agreement"), by and among SunEdison, SEV Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of SunEdison ("Merger Sub"), and Vivint Solar, pursuant to which SunEdison will acquire Vivint Solar for total consideration currently estimated at approximately $1.6 billion, payable in a combination of cash, shares of SunEdison common stock and SunEdison convertible notes to be issued in connection with the Merger. Final closing of this acquisition, which is subject to approval by Vivint Solar's shareholders, is expected by the fourth quarter of 2015 or the first quarter of 2016.
In addition, on July 20, 2015, in connection with its entry into the Merger Agreement, SunEdison entered into a purchase agreement (the "TERP Purchase Agreement") with a subsidiary of TERP, pursuant to which SunEdison will sell to TERP (the "TERP Acquisition") certain renewable assets constituting Vivint Solar's rooftop solar portfolio (the "Vivint Operating Assets"), consisting of up to 523 MW as of December 31, 2015, which would be valued at up to $922 million in cash including an advance for projects expected to be acquired from SunEdison following the consummation of the TERP Acquisition (in the form of an interest-bearing, short-term note). We intend to fund the cash portion of the merger consideration primarily from the proceeds of a new $500 million secured debt facility and the completion of the TERP Acquisition. We have entered into a commitment letter with Goldman Sachs Bank USA for a $500 million secured term loan facility. The funding of the term facility is subject to the negotiation of definitive documentation and other customary closing conditions.
Since the announcement of the signing of the Merger Agreement, SunEdison, Merger Sub, Vivint Solar, 313 Acquisition LLC (“313”), a majority holder of the voting power of Vivint Solar common stock, TerraForm Power and Vivint Solar’s directors have been named as defendants in several putative shareholder class actions challenging the proposed Merger and may be named as defendants in future such litigations. For further information see “Risk Factors—Completion of the Vivint Solar acquisition is subject to conditions and if satisfaction of these conditions is delayed or these conditions are not satisfied or waived, the acquisition may be delayed or may not be completed at all.”
Renova Transactions
On July 15, 2015, we entered into a securities purchase agreement with Light Energia S.A. in which we agreed to acquire all of Light Energia's ownership interest, approximately 16%, in Renova for $250 million. The purchase price is payable in shares of SunEdison common stock. This transaction has not yet closed and is subject to customary closing conditions. GLBL entered into an additional agreement on July 15, 2015 with Renova (the "Backlog Agreement") to acquire certain development-stage projects between 2017 and 2020 provided significant conditions and contingencies are met. GLBL subsequently assigned its rights and obligations under the Backlog Agreement to SunEdison. The Backlog Agreement covers twelve wind and hydro-electric projects in Brazil which represent an aggregate capacity of approximately 2.5 GW. These projects are in various stages of planning and development, and this commitment is subject to significant conditions, along with satisfactory due diligence, regulatory approvals and certain third party consents, and each project must also meet certain technical and operational requirements. If the significant conditions and other contingencies described above are met and all 12 projects are acquired, the aggregate consideration for these projects is currently projected at approximately $4 billion.
TerraForm Global Acquisitions
Honiton
On May 14, 2015, GLBL completed the acquisition of 100% of the outstanding shares of Honiton Energy XIL Holdings Limited (“Honiton XIL”) and Honiton Energy BAV Holdings Limited (“Honiton BAV”, and together with Honiton XIL “Honiton”) from Honiton Energy Caymans Limited. Honiton operates three wind energy generation projects located in China with a combined generation capacity of 149 MW. The aggregate cash consideration paid for this acquisition was $109 million. The preliminary fair value of the Honiton assets and liabilities acquired is summarized in the Acquisition Accounting section below.
Witkop/Soutpan
On August 6, 2015, SunEdison completed the acquisition of an additional 41.3% equity interest in the solar projects Witkop and Soutpan located in South Africa with a combined generation capacity of 33 MW from a subsidiary of Chint Solar (Zhejiang) Co., Ltd. The aggregate consideration paid for the 41.3% interests was $39 million in cash. Prior to this purchase, SunEdison held a 9.7% interest in each of these projects which were accounted for as equity method investments. We transferred the fair value ($47 million) of our resulting 51.0% controlling interest in each of these projects to GLBL and recognized a $28 million gain on the remeasurement of our previously held interest in our investments in these projects which is reported in other income in the unaudited condensed consolidated statement of operations for the three and nine month periods ended September 30, 2015. The preliminary fair value of the aggregate Witkop/Soutpan assets and liabilities acquired is summarized in the Acquisition Accounting section below.
Renova Operating Projects
On July 15, 2015, GLBL executed agreements with Renova Energia S.A. (“Renova”) to acquire two wind projects and one hydro-electric project in Brazil that have a combined generation capacity of approximately 336 MW. The aggregate consideration is expected to be $175 million in cash and 20,327,499 shares of GLBL's Class A common stock (see Note 18).
On September 18, 2015, GLBL completed the acquisition of the two Renova operating wind energy projects located in Brazil (Salvador and Bahia) that represent 294 MW of combined generation capacity (the “Renova Transaction”). The fair value of consideration given for these two projects was $321 million, comprised of $117 million in cash funded with the proceeds of GLBL's Senior Notes offering (see Note 8), 20,327,499 shares of GLBL’s Class A common stock valued at $184 million based on the value on September 18, 2015 of $9.03 per share, and a put/call arrangement with a fair value of $20 million (see Note 9). GLBL repaid all of the project-level indebtedness of these projects shortly following the completion of the Renova Transaction.
GLBL expects to acquire the hydro-electric energy project during the fourth quarter for approximately $33 million in cash (after foreign translation effects from the Brazilian Real).
Acquisition Accounting
The preliminary estimated allocations of assets and liabilities for the above acquisitions are as follows:

	2015 Preliminary
	Honiton	Witkop/Soutpan	Renova
In millions
Cash and cash equivalents	$4	$1	$5
Restricted cash	9	24	42
Accounts receivable	18	5	12
Renewable energy systems & other property, plant and equipment	156	211	484
Other intangible assets	—	81	—
Other assets	6	4	1
Total assets acquired	193	326	544
Accounts payable and accrued liabilities	15	13	5
Long-term debt	69	182	215
Other liabilities	—	38	3
Total liabilities assumed	84	233	223
Noncontrolling interests	—	46	—
Fair value of net assets acquired	$109	$47	$321
The initial accounting for Honiton, Witkop/Soutpan, and Renova business combinations is not complete because the evaluation necessary to assess the fair values of certain assets acquired and liabilities assumed is in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition date.

Other Acquisitions
For the nine month period ended September 30, 2015, GLBL completed the acquisition of an additional business for total consideration of $9 million.
TerraForm Global Subsequent Events
FERSA Transaction
On October 7, 2015, GLBL completed the acquisition of three Indian wind projects, Bhakrani, Gadag and Hanumanhatti, which represent 102 MW of combined generation capacity, from Fersa Energias Renovables, S.A. (“FERSA”), a Spanish wind developer (the “FERSA Transaction”). The aggregate consideration for the FERSA Transaction was approximately $33 million in cash funded with proceeds of the offering of the Senior Notes. The cash consideration was held in an escrow account at September 30, 2015 and was released to FERSA upon completion of the acquisition. The cash consideration that was held in escrow is reflected as restricted cash on the accompanying condensed consolidated balance sheet. In addition, GLBL repaid $39 million of the project-level indebtedness of these projects in connection with the completion of the FERSA Transaction. The debt settlement payment is reflected within other assets on the accompanying condensed consolidated balance sheet.
LAP Transaction
On May 19, 2015, SunEdison Holdings Corporation (“Holdings”), a wholly owned subsidiary of SunEdison and the immediate parent of TERP and GLBL, entered into an Amended and Restated Share Purchase Agreement (the “Share Purchase Agreement”) with the shareholders of Latin America Power Holding, B.V. (“LAP”) to acquire the shares of LAP (the “LAP Transaction”). SunEdison guaranteed the payment obligations of Holdings under the Share Purchase Agreement. TERP guaranteed the part of the consideration payable by Holdings under the Share Purchase Agreement for two renewable energy projects in Chile, for which TERP would receive a purchase option following the closing of the LAP Transaction. The LAP Transaction included, among other things, Holdings acquiring six operating hydro-electric projects located in Peru with a combined generation capacity of 73 MW (the “Peru Projects”). Holdings intended to transfer the Peru Projects to GLBL after the closing of the acquisition. Holdings’ obligation to complete the acquisition contemplated by the Share Purchase Agreement was subject to the satisfaction of various closing conditions. In addition, the Share Purchase Agreement provided that subject to certain conditions each party could terminate the agreement if the closing did not occur on or prior to September 30, 2015.
On October 1, 2015, Holdings received a notice from the sellers purporting to terminate the Share Purchase Agreement. Following receipt of such notice, Holdings exercised its right under the Share Purchase Agreement to terminate the agreement based on the failure by the sellers to satisfy certain conditions precedent to closing and the transaction not closing prior to September 30, 2015. As a result of such termination, Holdings will not acquire the Peru projects.
On November 6, 2015, Holdings received a request for arbitration naming SunEdison, Holdings and TERP as respondents. In the request for arbitration, the claimants request, among other things, damages in an amount not less than $150 million. SunEdison and TERP believe their positions are well-founded and intend to defend themselves vigorously. However, SunEdison and TERP are in the preliminary stages of reviewing the request for arbitration and, as a result, are unable to provide reasonable estimates as to any potential liability (see Note 12).
TerraForm Global Pending Acquisitions
BioTherm Transaction
On April 24, 2015, GLBL entered into a purchase and sale agreement to acquire a controlling interest in certain operating renewable energy generation assets located in South Africa with a combined generation capacity of 33 MW from BTSA Netherlands Cooperatie U.A. (“BioTherm”). The aggregate consideration payable for these three projects is approximately $63 million, comprised of approximately $55 million in cash and 544,055 shares of GLBL’s Class A common stock, which is contractually determined. In addition to the foregoing, GLBL has agreed to pay BioTherm approximately $20.5 million in additional cash consideration for certain rights and services.
On August 13, 2015, GLBL placed $20.3 million and 544,055 shares of GLBL Class A common stock into an escrow account to be used as purchase consideration for the two solar projects (Aries and Konkoonsies) and paid the full purchase price of $27 million in cash for the purchase of the wind project (Klipheuwel). The cash held in escrow and cash paid for Klipheuwel is reported within other assets on the unaudited condensed consolidated balance sheet as of September 30, 2015 and the related GLBL Class A common stock is reported as issued. The completion of the BioTherm transaction remains subject to obtaining consents from the South African Department of Energy and project lenders and is expected to occur before the end of the first quarter in 2016.

Solarpack Transaction
In April 2015, GLBL entered into a share purchase agreement to acquire certain operating renewable energy generation assets located in Uruguay with a combined generation capacity of 26 MW from Solarpack Corporación Tecnológica, S.L. (“Solarpack”). The aggregate consideration that will be paid for this acquisition is $35 million in cash. The Solarpack transaction is expected to close by the end of 2015 upon the projects' achievement of commercial operation.
GME
In June 2015, GLBL signed an agreement with the shareholders of Globeleq Mesoamérica Energy (Wind) Limited (“GME”) to acquire four wind projects and a solar operating project in Honduras, Costa Rica and Nicaragua representing a combined generation capacity of 326 MW (the “GME Projects”), as well as GME’s wind and solar development platform. The consummation of the transaction is subject to various conditions, including obtaining consents from the project lenders.  GLBL is working with GME, SunEdison, the project lenders and others to satisfy the closing conditions and currently anticipate that the transaction will close by the end of 2015. However, various of the closing conditions are beyond our control and the transaction may not close at the time and on the terms anticipated.  The aggregate consideration payable by GLBL to GME is comprised of $340 million in cash and 701,754 shares of GLBL’s Class A common stock, plus interest of 15% per annum on the purchase price accruing from October 1, 2015.
TerraForm Power Acquisitions
Northern Lights
On June 30, 2015, TERP acquired two utility scale, ground mounted solar facilities from Invenergy Solar LLC (“Northern Lights”). The facilities are located in Ontario, Canada and have a total capacity of 25 MW. The facilities are contracted under long-term PPAs with an investment grade utility with a credit rating of Aa2, and the PPAs have a weighted average remaining life of 18 years. The aggregated consideration paid for this acquisition was $104 million in cash. The preliminary fair value of the Northern Light assets and liabilities acquired are summarized in the Acquisition Accounting section below.
Capital Dynamics
On December 18, 2014, TERP acquired 78 MW of distributed generation renewable energy systems in the U.S. from Capital Dynamics U.S. Solar Energy Fund, L.P., a closed-end private equity fund. This portfolio consists of 42 solar energy systems located in California, Massachusetts, New Jersey, New York, and Pennsylvania. The aggregate consideration paid for this acquisition was $258 million in cash. The preliminary fair value of the Capital Dynamics assets and liabilities acquired are summarized in the Acquisition Accounting section below.
Mt. Signal
Effective July 2, 2014, TERP acquired a 266 MW utility scale renewable energy system located in Mt. Signal, California (“Mt. Signal”) in exchange for share-based consideration in TERP consisting of (i) 5,840,000 Class B1 units (and a corresponding number of shares of Class B1 common stock) equal in value to $146 million and (ii) 5,840,000 Class B units (and a corresponding number of shares of Class B common stock) equal in value to $146 million. The fair value of the Mt. Signal assets and liabilities acquired are summarized in the Acquisition Accounting section below.

Acquisition Accounting
The estimated allocations of assets and liabilities for the above acquisitions are as follows:

	2015 Preliminary	2014 Preliminary	2014 Final
	Northern Lights	Capital Dynamics	Mt. Signal
In millions
Cash and cash equivalents	$3	$—	$—
Restricted cash	—	—	22
Accounts receivable	1	8	12
Renewable energy systems	75	252	650
Other intangible assets	26	75	120
Other assets	—	23	12
Total assets acquired	105	358	816
Accounts payable and accrued liabilities	—	1	23
Long-term debt	—	—	413
Other liabilities	1	79	5
Total liabilities assumed	1	80	441
Redeemable noncontrolling interests	—	20	—
Noncontrolling interests	—	—	83
Fair value of net assets acquired	$104	$258	$292
The purchase accounting for these acquisitions resulted in recognition of intangible assets for long-term PPAs totaling $221 million. These intangible assets are subject to amortization with no residual value. The estimated fair values were determined based on an income approach, and the estimated useful lives of these intangible assets range from 10 to 24 years.
The initial accounting for Capital Dynamics and Northern Lights business combinations are not complete because the evaluations necessary to assess the fair values of certain assets acquired and liabilities assumed are in process. The provisional amounts are subject to revision until the evaluations are completed to the extent that any additional information is obtained about the facts and circumstances that existed as of the acquisition dates.
The accounting for Mt. Signal business combinations is complete and any future adjustments due to changes of the assumptions used to calculate the fair value of acquisition related assets and liabilities will be reflected in the consolidated statements of operations.
Other Acquisitions
During the nine months ended September 30, 2015, TERP acquired 66 solar generation facilities with a combined nameplate capacity of 38 MW for aggregate consideration of $91 million, net of cash acquired, and $16 million of project-level debt assumed. The facilities are located in six states in the U.S. and Ontario, Canada. The facilities are contracted under long-term PPAs with commercial and municipal customers and the PPAs have a weighted-average remaining life of approximately 15 years.
TerraForm Power Pending Acquisitions
Invenergy
On June 30, 2015, TERP entered into a definitive agreement to acquire net ownership of 930 MW of operating and under construction wind power plants from Invenergy Wind Global LLC (together with its subsidiaries, “Invenergy”) for approximately $1.1 billion in cash and the assumption of approximately $818 million of project-level indebtedness. TERP has obtained commitments for a senior unsecured bridge facility of up to $860 million to fund the acquisition of these wind power plants (see Note 8).
Vivint Solar Assets
In connection with SunEdison's pending acquisition of Vivint Solar, TERP entered into the TERP Purchase Agreement with SunEdison to acquire the Vivint Operating Assets and an interim agreement (the “Vivint Interim Agreement”) relating to, among other items, TERP’s purchase at fair market value, subject to downward price adjustment to achieve certain minimum returns, of additional completed residential and small commercial solar systems for a five year period from the acquired business, including up to 450 MW in 2016 and up to 500 MW per year thereafter, and the provision of operation and maintenance services by SunEdison for the Vivint Operating Assets, including potential repairs and retrofits. The arrangements under the Vivint Interim Agreement are subject to definitive documentation.
The TERP Purchase Agreement provides for, at the closing of the Merger, the acquisition of solar systems with an expected nameplate capacity of up to 523 MW as of December 31, 2015, which would be valued at up to $922 million. In the event the value of the Vivint Operating Assets delivered is less than $922 million, the agreement provides that a portion of the purchase price representing the value of the shortfall will be an advance payment (in the form of an interest-bearing, short-term note) for future acquisition of residential systems or other renewable energy facilities from SunEdison. TERP intends to finance the TERP Acquisition with existing cash, availability under TERP’s revolving credit facility and the assumption or incurrence of project-level debt. Additionally, on July 20, 2015, TERP obtained commitments for a senior unsecured bridge facility which provides TERP with up to $960 million to fund the acquisition of the Vivint Operating Assets, including related acquisition costs, if the intended financing plan above cannot be achieved.
4. INVESTMENTS
The carrying value of investments consists of the following:

	As of September 30, 2015	As of December 31, 2014
In millions
Equity method investments	$134	$133
Cost method and other investments	22	16
Total investments	$156	$149
NexTracker
In September 2015, we sold our equity method investment in NexTracker, Inc. ("NexTracker") in connection with the acquisition of NexTracker by an unrelated third party. We received $51 million in upfront cash consideration in the transaction, which resulted in the recognition of a gain in other income of $45 million during the three months ended September 30, 2015. We are entitled to additional consideration of $8 million which is currently held in escrow subject to NexTracker's payment of its outstanding contingencies over the next 18 months. Additionally, we are entitled to incremental consideration of up to $12 million and $6 million, respectively, contingent upon NexTracker’s achievement of specified revenue targets over the next one- and two-year periods. The escrow and contingent consideration amounts will be recognized as incremental gains as and when received.
Four Brothers
During the second quarter of 2015, we established a joint venture with Dominion Solar Projects III, Inc. ("Dominion") for Four Brothers, a 420 MW solar energy project located in Utah (the “Dominion Joint Venture”). The Four Brothers project is contracted under long-term PPAs for 20 years with PacifiCorp, a subsidiary of Berkshire Hathaway Energy. The project is now under construction and fully financed with an expected commercial operation date of mid-2016. We have accounted for our interest in Four Brothers as an equity method investment. The carrying value of our investment in Four Brothers as of September 30, 2015 was $31 million.
Three Cedars
During the third quarter of 2015, we expanded the Dominion Joint Venture to include Three Cedars, a 263 MW solar energy project located in Utah. The project is contracted under long-term PPAs for 20 years with PacifiCorp. The project is now under construction and fully financed with an expected commercial operation date of mid-2016. Prior to the sale of a controlling interest to Dominion, we held 100% ownership of the Three Cedars project. Following the sale to Dominion, we deconsolidated Three Cedars and recognized a gain of approximately $57 million on the sale of our investment, which is reported in other income in our unaudited condensed consolidated statement of operations for the three months ended September 30, 2015. We have accounted for our remaining interest in Three Cedars as an equity method investment. The carrying value of our investment in Three Cedars as of September 30, 2015 was $21 million.

Dominion Investment
In September 2015, DSP Acquisition Holdings, LLC, an indirect subsidiary of SunEdison, entered into a Purchase and Sale Agreement ("PSA") with subsidiaries of Dominion for the acquisition of a 33% interest in a 424 MW portfolio of solar energy projects. Each solar energy project is expected to be operational at closing of the PSA. The purchase price for the 33% interest is expected to be $297 million, subject to certain specified purchase price adjustments. This transaction is expected to close during the fourth quarter of 2015, subject to certain closing conditions, and we plan to fund this investment with equity and committed project debt financing (see the J.P. Morgan Asset Management Strategic Equity Partnership discussion in Note 8 for additional details).
5. PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consists of the following:

	As of September 30, 2015	As of December 31, 2014
In millions
Land	$5	$7
Software	17	10
Buildings and improvements	101	98
Machinery and equipment	496	457
Renewable energy systems	8,438	4,709
Total property, plant and equipment in service, at cost	$9,057	$5,281
Less accumulated depreciation	(624)	(572)
Total property, plant and equipment in service, net	$8,433	$4,709
Construction in progress – renewable energy systems	2,121	956
Construction in progress – other	805	811
Total property, plant and equipment, net	$11,359	$6,476
During the nine month period ended September 30, 2015, we incurred impairment charges of $9 million for construction in progress related to certain renewable energy projects, which are reported in long-lived asset impairment charges in the condensed consolidated statements of operations.
6. GOODWILL
The changes in the carrying amount of goodwill during the nine months ended September 30, 2015 are as follows:

In millions
Balance as of December 31, 2014	$73
Goodwill recognized in acquisitions (see Note 3)	480
Impairment of goodwill related to Mark Group Ltd. (see Note 3)	(38)
Measurement period adjustments	(1)
Currency translation adjustment	(3)
Balance as of September 30, 2015	$511
Goodwill balances referenced above relate to the Renewable Energy Development segment.

7. OTHER INTANGIBLE ASSETS
Other intangible assets consist of the following:

		September 30, 2015			December 31, 2014
	Weighted Average Amortization Period (years)	Gross Carrying Amount	Accumulated Amortization Allocated to Renewable Energy Systems	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization Allocated to Renewable Energy Systems	Net Carrying Amount
In millions
Amortizable intangible assets:
PPAs and FiTs	20	$621	$(28)	$593	$553	$(13)	$540
Other	4	57	(24)	33	29	(9)	20
Total amortizable intangible assets	19	$678	$(52)	$626	$582	$(22)	$560
Indefinite lived assets:
Power plant development arrangements	Indefinite	$890	$(30)	$860	$116	$(93)	$23
Other	Indefinite	4	—	4	3	—	3
Total indefinite lived assets		$894	$(30)	$864	$119	$(93)	$26
Total other intangible assets		$1,572	$(82)	$1,490	$701	$(115)	$586
During the nine month period ended September 30, 2015, we incurred impairment charges of $8 million for our power plant development arrangements, which are classified in long-lived asset impairment charges in the condensed consolidated statements of operations.

8. LONG-TERM DEBT AND OTHER FINANCING TRANSACTIONS
Debt, including consolidated variable interest entities ("VIEs"), consists of the following:

		As of September 30, 2015			As of December 31, 2014
In millions	Weighted Average Annual Interest Rate	Total	Current and Short-Term	Long-Term	Total	Current and Short-Term	Long-Term
Renewable Energy Development segment debt:
Convertible senior notes, net of discounts	2.05%	$1,862	$—	$1,862	$1,346	$—	$1,346
Margin loan	6.25%	404	—	404	—	—	—
Exchangeable notes	3.75%	336	—	336	—	—	—
SMP Ltd. credit facilities(a)	5.40%	334	70	264	355	107	248
First Reserve warehouse term loan(a)	5.25%	465	5	460	—	—	—
TerraForm Private warehouse term loan(a)	5.00%	280	1	279	—	—	—
System pre-construction, construction and term debt(b)	4.67%	2,065	1,114	951	1,360	573	787
Financing leaseback obligations(c)	4.59%	1,468	11	1,457	1,404	14	1,390
Other credit facilities(d)	4.47%	670	507	163	364	235	129
Total Renewable Energy Development segment debt		7,884	1,708	6,176	4,829	929	3,900
TerraForm Power segment debt(a):
Senior notes, net of discounts	5.94%	1,250	—	1,250	—	—	—
Term loan facility	—%	—	—	—	574	6	568
Other system financing transactions	5.22%	1,298	117	1,181	1,024	74	950
Total TerraForm Power segment debt		2,548	117	2,431	1,598	80	1,518
TerraForm Global segment debt(a):
GLBL acquisition facility	—%	—	—	—	150	2	148
Senior notes	9.75%	800	—	800	—	—	—
Other system financing transactions	12.15%	440	80	360	416	67	349
Total TerraForm Global segment debt		1,240	80	1,160	566	69	497
Total debt outstanding		$11,672	$1,905	$9,767	$6,993	$1,078	$5,915
________________________
(a) Non-recourse to SunEdison
(b) Includes $54 million and $8 million of debt with recourse to SunEdison as of September 30, 2015 and December 31, 2014, respectively
(c) Includes $32 million of debt with recourse to SunEdison as of December 31, 2014
(d) Includes $388 million and $215 million of debt with recourse to SunEdison as of September 30, 2015 and December 31, 2014, respectively
Renewable Energy Development Segment Debt
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

The 2018/2021 Notes are convertible at any time until the close of business on the business day immediately preceding July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending March 31, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 120% of the conversion price of the 2018/2021 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2018/2021 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. The 2018/2021 Notes were not convertible as of September 30, 2015. On and after July 1, 2018 (in the case of the 2018 Notes) or October 1, 2020 (in the case of the 2021 Notes) and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2018/2021 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $14.62 per share of our common stock.
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
On May 12, 2015, we entered into privately negotiated exchange agreements (the “2018/2021 Exchange Agreements”) with a limited number of holders of our outstanding 2018/2021 Notes. Pursuant to the 2018/2021 Exchange Agreements, we exchanged $600 million aggregate principal amount of outstanding 2018 Notes and 2021 Notes ($300 million of the 2018 Notes and $300 million of the 2021 Notes) for 41 million shares of common stock underlying the 2018/2021 Notes to be exchanged and $63 million in cash. We recognized a loss on the extinguishment of debt of $75 million which included the write-off of the related unamortized debt issuance costs.

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
Under the terms of the 2018/2021 Warrants, we sold to affiliates of certain of the initial purchasers of the 2018/2021 Notes warrants to acquire, on the stated expiration date of each 2018/2021 Warrant, up to 82 million shares of our common stock at an exercise price of $18.35 and $18.93 per share, for the 2018 warrants and 2021 warrants, respectively, subject to anti-dilution adjustments. Each 2018/2021 Warrant transaction is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2018/2021 Notes.
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
Upon entrance into the 2018/2021 Exchange Agreements, the parties agreed to unwind the portion of the 2018/2021 Note Hedges related to the exchanged 2018/2021 Notes for a total cash settlement of $635 million, calculated by reference to the weighted price of our common stock on the settlement date, received by us. In addition, the parties agreed to unwind the portion of the 2018/2021 Warrants related to the exchanged 2018/2021 Notes for a total cash settlement of $632 million, calculated by reference to the weighted average price of our common stock on the settlement date, paid by us. The settlement of this portion of the 2018/2021 Call Spread Overlay was recorded as an adjustment to additional paid in capital.
Loss on Convertible Notes Derivatives
For the nine month period ended September 30, 2014, we recognized a net loss of $499 million related to the change in the fair value of the 2018/2021 Conversion Options, the 2018/2021 Note Hedges and 2018/2021 Warrants (the "2018/2021 Convertible Notes Derivatives") prior to the reclassification of these instruments to Stockholders' Equity as discussed above, which is reported in loss on convertible notes derivatives, net in the consolidated statement of operations, as follows:

In millions	Nine Months Ended September 30, 2014
Conversion Options	$382
Note Hedges	(366)
Warrants	483
Total loss on convertible note derivatives, net	$499

The 2018/2021 Convertible Notes Derivatives were measured at fair value using a Black-Scholes valuation model as these instruments are not traded on an open market. Significant inputs to the valuation model, which have been identified as Level 2 inputs, were as follows:

	Conversion Options		Note Hedges		Warrants
	Due 2018	Due 2021	Due 2018	Due 2021	Due 2018	Due 2021
Stock price	$20.50	$20.50	$20.50	$20.50	$20.50	$20.50
Exercise price	$14.62	$14.62	$14.62	$14.62	$18.35	$18.93
Risk-free rate	1.34%	1.95%	1.30%	1.93%	1.45%	2.30%
Volatility	45%	45%	45%	45%	42%	42%
Dividend yield	—%	—%	—%	—%	—%	—%
Maturity	2018	2021	2018	2021	2018	2021
Further details of the inputs above are as follows:
•Stock price - The closing price of our common stock on May 29, 2014
•Exercise price - The exercise (or conversion) price of the derivative instrument
•Risk-free rate - The Treasury Strip rate associated with the life of the derivative instrument
•Volatility - The volatility of our common stock over the life of the derivative instrument
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
The 2020 Notes are convertible at any time until the close of business on the business day immediately preceding October 15, 2019 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending September 30, 2014, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the 2020 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2020 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. The 2020 Notes were not convertible as of September 30, 2015. On and after October 15, 2019 and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2020 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $26.87 per share of our common stock.
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
Call Spread Overlay for Convertible Senior Notes Due 2020
Concurrent with the issuance of the 2020 Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the "2020 Note Hedges") and warrant transactions (collectively, the "2020 Warrants" and together with the 2020 Note Hedges, the “2020 Call Spread Overlay”), with certain of the initial purchasers of the 2020 Notes or their affiliates. Assuming full performance by the counterparties, the 2020 Call Spread Overlay is meant to effectively reduce our potential payout over the principal amount on the 2020 Notes upon conversion of the 2020 Notes.
Under the terms of the 2020 Note Hedges, we purchased from affiliates of certain of the initial purchasers of the 2020 Notes options to acquire, at an exercise price of $26.87 per share, subject to anti-dilution adjustments, up to 22 million shares of our common stock. Each 2020 Note Hedge is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2020 Notes. Each 2020 Note Hedge is exercisable upon the conversion of the 2020 Notes and expires on the corresponding maturity dates of the 2020 Notes.
Under the terms of the 2020 Warrants, we sold to affiliates of certain of the initial purchasers of the 2020 Notes warrants to acquire, on the stated expiration date of each 2020 Warrant, up to 22 million shares of our common stock at an exercise price of $37.21 per share, subject to anti-dilution adjustments. Each 2020 Warrant transaction is a separate transaction, entered into by us with each option counterparty, and is not part of the terms of the 2020 Notes.
The 2020 Note Hedges and 2020 Warrants are indexed to our common stock and thus were classified as equity instruments upon issuance and recognized at fair value based on the negotiated transaction prices. Subsequent changes in fair value are not recognized as long as the instruments continue to qualify to be classified as equity.
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
The 2022 Notes are convertible at any time until the close of business on the business day immediately preceding April 15, 2022 only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending March 31, 2015, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the 2022 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2022 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. The 2022 Notes were not convertible as of September 30, 2015. On and after January 15, 2022 and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2022 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $25.25 per share of our common stock.
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
Capped Call Feature for Convertible Senior Notes Due 2022
In connection with the issuance of the 2022 Notes in January 2015, we paid $38 million to enter into privately negotiated capped call option agreements to reduce the potential dilution to holders of our common stock upon conversion of the 2022 Notes. The capped call options have a cap price of $32.72 and an initial strike price of $25.25, which is equal to the initial conversion price of the 2022 Notes. The capped call options expire on April 15, 2022. The capped call option agreements are separate transactions, are not a part of the terms of the 2022 Notes, and do not affect the rights of the holders of the 2022 Notes. The capped call options are expected generally to reduce the potential dilution with respect to our common stock upon conversion of the 2022 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2022 Notes in the event that the market price of our common stock is greater than the strike price of the capped call options, with such reduction of potential dilution or offset of cash payments subject to a cap based on the cap price of the capped call options.
Convertible Senior Notes Due 2023 and 2025
On May 20, 2015, we issued $450 million in aggregate principal amount of 2.625% convertible senior notes due 2023 (the "2023 Notes") and $450 million aggregate principal amount of 3.375% convertible senior notes due 2025 (the "2025 Notes," and together with the 2023 Notes, the "2023/2025 Notes") in a private placement offering. We received net proceeds, after payment of debt financing fees, of $860 million in the offering, before the exchange of $300 million of the outstanding aggregate principal amount of the 2018 Notes and the exchange of $300 million of the outstanding aggregate principal amount of the 2021 Notes and before payment of the net cost of the capped call feature described below.
Interest on the 2023/2025 Notes is payable on June 1 and December 1 of each year, beginning on December 1, 2015. The 2023 Notes and the 2025 Notes mature on June 1, 2023 and June 1, 2025, respectively, unless earlier converted or purchased.
The 2023/2025 Notes are convertible at any time until the close of business on the business day immediately preceding March 1, 2023 (in the case of the 2023 Notes) or March 1, 2025 (in the case of the 2025 Notes) only under the following circumstances: (1) during any calendar quarter commencing after the calendar quarter ending June 30, 2015, if the closing sale price of our common stock, for at least 20 trading days (whether or not consecutive) in the period of 30 consecutive trading days ending on the last trading day of the calendar quarter immediately preceding the calendar quarter in which the conversion occurs, is more than 130% of the conversion price of the 2023/2025 Notes in effect on each applicable trading day; (2) during the five consecutive business day period following any 10 consecutive trading-day period in which the trading price for the 2023/2025 Notes for each such trading day is less than 98% of the closing sale price of our common stock on such trading day multiplied by the applicable conversion rate on such trading day; or (3) upon the occurrence of specified corporate events. The 2023/2025 Notes were not convertible as of September 30, 2015. On and after March 1, 2023 (in the case of the 2023 Notes) or March 1, 2025 (in the case of the 2025 Notes) and until the close of business on the second scheduled trading day immediately prior to the applicable stated maturity date, the 2023/2025 Notes are convertible regardless of the foregoing conditions based on an initial conversion price of $38.65 per share of our common stock.
The conversion price will be subject to adjustment in certain events, such as distributions of dividends or stock splits. The 2023/2025 Notes are convertible into cash, shares of our common stock or a combination thereof at our election. Holders may also require us to repurchase all or a portion of the 2023/2025 Notes upon a fundamental change, as defined in the indenture agreement, at cash repurchase price equal to 100% of the principal amount plus accrued and unpaid interest. In the event of certain events of default, such as our failure to make certain payments or perform or observe certain obligations thereunder, the trustee or holders of a specified amount of then outstanding 2023/2025 Notes will have the right to declare all amounts then outstanding due and payable. We may not redeem the 2023/2025 Notes prior to the applicable stated maturity date.
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

Capped Call Feature for Convertible Senior Notes Due 2023 and 2025
In connection with the issuance of the 2023/2025 Notes in May 2015, we paid $123 million to enter into privately negotiated capped call option agreements to reduce the potential dilution to holders of our common stock upon conversion of the 2023/2025 Notes. The capped call options have a cap price of $62.12 and an initial strike price of $38.65, which is equal to the initial conversion price of the 2023/2025 Notes. The capped call options expire on June 1, 2023 on the 2023 Notes and June 1, 2025 on the 2025 Notes. The capped call option agreements are separate transactions, are not a part of the terms of the 2023/2025 Notes, and do not affect the rights of the holders of the 2023/2025 Notes. The capped call options are expected generally to reduce the potential dilution with respect to our common stock upon conversion of the 2023/2025 Notes and/or offset any cash payments we are required to make in excess of the principal amount of converted 2023/2025 Notes in the event that the market price of our common stock is greater than the strike price of the capped call options, with such reduction of potential dilution or offset of cash payments subject to a cap based on the cap price of the capped call options.
Margin Loan
On January 29, 2015, a wholly-owned subsidiary of SunEdison entered into a margin loan agreement with the lenders party thereto (each, a “Lender”) and Deutsche Bank AG, as the administrative agent and the calculation agent thereunder, and SunEdison concurrently entered into a guaranty agreement in favor of the administrative agent for the benefit of each of the Lenders, pursuant to which SunEdison guaranteed all of the subsidiary’s obligations under the margin loan agreement. The margin loan agreement was subsequently amended in September 2015 (as amended, the "Margin Loan Agreement"). Under the Margin Loan Agreement, the subsidiary borrowed $410 million in term loans. The net proceeds of the term loans, less certain expenses, were made available to SunEdison to fund the acquisition of First Wind. The term loans mature on January 29, 2017. All outstanding amounts under the Margin Loan Agreement bear interest at a rate per annum equal to a three-month Eurodollar rate plus an applicable margin, and interest is payable quarterly. As of September 30, 2015, the applicable interest rate was 6.25%. We paid fees of $11 million upon entry into the Margin Loan Agreement, and fees of $4 million upon entry into the margin loan amendment, which were both recognized as deferred financing costs.
The Margin Loan Agreement requires the subsidiary to maintain a loan to value ratio not to exceed 40% (based on the value of the TERP Class A Common Stock, which certain of the collateral may be exchanged for). In the event that this ratio is not maintained, the subsidiary must post additional cash collateral under the Margin Loan Agreement and/or elect to repay a portion of the term loans thereunder. During the third quarter of 2015, we were required under the agreement to deposit $152 million into an escrow account as additional collateral. This amount is reported in non-current restricted cash on the condensed consolidated balance sheet as of September 30, 2015. In October 2015, we were required to deposit an additional $91 million in cash collateral. In addition, the Margin Loan Agreement requires the repayment of all or a portion of the term loans made thereunder upon the occurrence of certain events customary for financings of this nature, including other events relating to the price, liquidity or value of TERP Class A Common Stock, certain events or extraordinary transactions related to TERP and certain events related to SunEdison.
The subsidiary’s obligations under the Margin Loan Agreement are secured by a first priority lien on shares of Class B common stock in TERP, and Class B units and incentive distribution rights in Terra LLC, in each case, that are owned by the subsidiary. The Margin Loan Agreement contains customary representations and warranties, covenants and events of default for financings of this nature. Upon the occurrence and during the continuance of an event of default, any Lender may declare the term loans due and payable, exercise remedies with respect to the collateral and demand payment from SunEdison of the obligations under the Margin Loan Agreement then due and payable. TERP has agreed to certain obligations in connection with the Margin Loan Agreement relating to its equity securities.
Exchangeable Notes Due 2020
On January 29, 2015, a wholly-owned subsidiary of SunEdison issued $337 million aggregate principal amount of 3.75% Guaranteed Exchangeable Senior Secured Notes due 2020 (the “Exchangeable Notes”) in a private placement pursuant to an indenture agreement (the “Exchangeable Notes Indenture”) among the subsidiary, SunEdison, as guarantor, and Wilmington Trust, N.A., as exchange agent, registrar, paying agent and collateral agent (the “Exchangeable Notes Trustee”). In connection with the issuance of the Exchangeable Notes, the subsidiary also entered into a pledge agreement with the Exchangeable Notes Trustee, in its capacity as collateral agent, providing for the pledge of shares of TERP Class B common stock and Terra LLC’s Class B units held by the subsidiary (the “Class B Securities”) as described below.
The proceeds of the Exchangeable Notes made up a portion of SunEdison’s upfront consideration for the acquisition of First Wind. The Exchangeable Notes bear interest at a rate of 3.75% per annum and mature on January 15, 2020. Interest on the Exchangeable Notes is payable semiannually in arrears to holders of record at the close of business on January 1 or July 1 immediately preceding the interest payment date on January 15 and July 15 of each year, commencing on July 15, 2015.

The Exchangeable Notes are secured by a first priority lien on the Class B Securities, which were transferred by SunEdison to the subsidiary upon issuance of the Exchangeable Notes, equal to the number of shares of TERP Class A Common Stock initially issuable upon exchange of the Exchangeable Notes, including the maximum number of shares of TERP Class A Common Stock to be issued upon exchange in connection with a make-whole fundamental change. SunEdison will transfer to the subsidiary, and the subsidiary will pledge, on a first priority basis, additional shares of the Class B Securities in connection with any adjustment to the exchange rate, so that, at all times, the Class B Securities equal to the full number of shares of TERP Class A Common Stock issuable upon exchange of the Exchangeable Notes shall be held by the subsidiary and subject to such first priority lien. The Exchangeable Notes are fully and unconditionally guaranteed by SunEdison. The Exchangeable Notes and the guarantees are pari passu in right of payment to the SunEdison’s obligations under its outstanding convertible debt.
Holders of the Exchangeable Notes may exchange their Exchangeable Notes at their option on or after January 29, 2016 at any time prior to the close of business on the business day immediately preceding the maturity date. Upon exchange, the subsidiary will deliver shares of TERP Class A Common Stock, based upon the applicable exchange rate (together with a cash payment in lieu of delivering any fractional share). The initial exchange rate is 28.9140 shares of TERP Class A Common Stock per $1,000 principal amount of Exchangeable Notes, equivalent to an initial exchange price of approximately $34.58 per share of TERP Class A Common Stock. The exchange rate is subject to adjustment for certain events but will not be adjusted for accrued interest.
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
SMP Ltd. Credit Facilities
SMP Ltd. is party to four non-recourse term loan facilities and a working capital revolving credit facility. The term loan facilities provide for a maximum credit amount of 475 billion South Korean Won in aggregate, which translates to $398 million as of September 30, 2015. The term loan facilities hold maturity dates ranging from March 2019 to May 2019. Principal and interest on the term loan facilities is paid quarterly, with annual fixed interest rates ranging from 5.25% to 5.50%. As of September 30, 2015, a total of $334 million was outstanding under the term loan facilities.
First Reserve Warehouse
On May 6, 2015, a wholly-owned subsidiary of SunEdison acquired certain equity interests ("First Reserve Warehouse Equity Purchase") in FR Warehouse II, LLC (the “First Reserve Warehouse”), with the remaining equity interests in First Reserve Warehouse being held by an indirect subsidiary of First Reserve Corp. (“First Reserve”). The First Reserve Warehouse was established as an investment vehicle for the acquisition and construction financing of renewable energy projects. The First Reserve Warehouse, through its wholly-owned subsidiaries, intends to acquire renewable energy projects from SunEdison and other third parties and intends to sell such projects to TERP or other third parties upon the completion thereof.
Concurrent with the First Reserve Warehouse Equity Purchase, we entered into an amended and restated limited liability company agreement for First Reserve Warehouse with First Reserve to set forth, among other things, our appointment as managing member and each of our respective obligations to make capital contributions and/or member loans to the First Reserve Warehouse. In addition, First Reserve issued an equity commitment letter to the First Reserve Warehouse. Under the terms of such equity commitment letter, First Reserve and its syndicate will contribute up to $500 million of equity (“FR Equity Investment”) for the acquisition and construction of renewable energy projects. The equity interests held by First Reserve and its syndicate are eligible for preferential distributions. In support of the FR Equity Investment, we have agreed to post a letter of credit in support of the debt service reserve requirement under the First Reserve Warehouse Credit Facility (as described below), to potentially compensate First Reserve should First Reserve’s equity not be fully invested in projects that can produce the desired return during the expected investment period (subject to an aggregate cap of $142 million). We have posted a letter of credit in the amount of $55 million as of September 30, 2015 related to this requirement. Also, in the event that the FR Equity Investment is not fully utilized, pay fees to First Reserve in respect of any unutilized amounts (subject to an aggregate cap of $70 million).

Concurrent with the First Reserve Warehouse Equity Purchase, our wholly-owned subsidiary entered into a credit agreement with the lenders identified therein, Bank of America, N.A., as administrative agent and collateral agent, OneWest Bank, N.A., as depositary, and the joint lead arrangers, joint bookrunners and other persons identified therein and party thereto from time to time (“First Reserve Warehouse Credit Facility”). The First Reserve Warehouse Credit Facility provides for a senior secured term loan credit facility in an aggregate principal amount of up to $466 million ("First Reserve Warehouse Term Loan") and a senior secured revolving credit facility in an aggregate principal amount of up to $550 million ("First Reserve Warehouse Revolver"). The First Reserve Warehouse Term Loan has a term ending May 6, 2020, and the First Reserve Warehouse Revolver has a term ending May 6, 2019. The proceeds of the First Reserve Warehouse Credit Facility and the FR Equity Investment will be used for the acquisition and construction of renewable energy projects. The First Reserve Warehouse is currently financing the construction of Comanche, a 120 MW solar project located in Colorado. Subject to certain conditions, we may request that the aggregate commitments be increased in an amount not to exceed $200 million, in the case of the First Reserve Warehouse Revolver, and $500 million, in the case of the First Reserve Warehouse Term Loan. Interest accrues at a rate of LIBOR plus 4.25% (or base rate plus 3.25%) with respect to the First Reserve Warehouse Term Loan and at a rate of LIBOR plus 4.00% (or base rate plus 3.00%) with respect to the First Reserve Warehouse Revolver. The First Reserve Warehouse Credit Facility contains representations, covenants and events of default typical for credit arrangements of comparable size, including covenants applicable to commercial bank provided project financings.
As of September 30, 2015, $465 million was outstanding under the First Reserve Warehouse Term Loan for use in asset construction. We paid fees of $21 million upon entry into the First Reserve Warehouse Term Loan, which were recognized as deferred financing fees.
As of September 30, 2015, we had not borrowed any amounts under the First Reserve Warehouse Revolver. As of September 30, 2015, no amounts were committed for currently funded projects, which would reduce the available capacity. Therefore, letters of credit could be issued under the First Reserve Warehouse Revolver for the remaining capacity totaling $550 million as of September 30, 2015. We paid fees of $25 million upon entry into the First Reserve Warehouse Revolver, which were recognized as deferred financing fees.
TerraForm Private Warehouse
On June 26, 2015, a wholly-owned subsidiary of SunEdison acquired certain equity interests in TerraForm Private, LLC (“TerraForm Private”), with the remaining equity interests in TerraForm Private acquired by Macquarie Sierra Investment Holdings Inc. and John Hancock Life Insurance Company (U.S.A.) (together with certain of its affiliates) (collectively known as the “TerraForm Private Investors”). We purchased an aggregate of $20 million in preferred units (the “PREPP Units”) of TerraForm Private and the TerraForm Private Investors collectively purchased an aggregate of $150 million in PREPP Units. We separately purchased an aggregate of $75 million in common units of TerraForm Private (with the PREPP Units, the “TerraForm Private Equity Purchase”).
A portion of the net proceeds from the TerraForm Private Equity Purchase, together with the net proceeds from the TerraForm Private Term Loan (as defined below), were used to fund the acquisition of all outstanding membership interests in five operating wind power assets held by Atlantic Power, thus forming the project entity TerraForm AP. The remaining net proceeds were used to retire related project debt following the closing of the Atlantic Power acquisition. TerraForm Private was formed for the primary purpose of owning, maintaining, financing and operating the Atlantic Power assets.
Concurrent with the TerraForm Private Equity Purchase, we entered into an amended and restated limited liability company agreement with the TerraForm Private Investors (together as the "Members") for TerraForm Private to set forth, among other things, our appointment as the managing member of TerraForm Private and define the respective obligations of the Members under TerraForm Private. Holders of the PREPP Units will have preference over holders of other equity securities of TerraForm Private, including the common units purchased, in respect of distributions and upon certain liquidation events. The PREPP Units will also be entitled to a cash dividend of 4.50% per annum and a pay-in-kind dividend of 5.00% per annum, in each case, on a cumulative basis and payable quarterly in arrears. In connection with the TerraForm Private Equity Purchase, TerraForm Private also granted certain rights to TERP (and its designated controlled affiliates) to purchase interests in the assets held by TerraForm Private pursuant to a separate agreement among Members. Any such purchases are subject to certain conditions and limitations, including the consent of holders of a requisite percentage of the PREPP Units.

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
As of September 30, 2015, $280 million was outstanding under the TerraForm Private Term Loan. We paid fees of $9 million upon entry into the TerraForm Private Term Loan, which were recognized as deferred financing fees.
West Street Infrastructure Partners Warehouse
On August 17, 2015, SunEdison entered into an equity commitment letter with West Street Global Infrastructure Partners III, L.P., West Street International Infrastructure Partners III, L.P., West Street European Infrastructure Partners III, L.P. and Broad Street Principal Investments, L.L.C. (the “Funds”) and a debt commitment letter with a syndicate of banks to create a $1.0 billion warehouse investment vehicle (“West Street Infrastructure Partners Warehouse”) for the acquisition, construction financing and placement into operation of utility scale solar and wind projects (“Renewable Energy Projects”). SunEdison intends for West Street Infrastructure Partners Warehouse to acquire Renewable Energy Projects from SunEdison and other third parties and to ultimately sell such projects to TERP. In connection therewith, West Street Infrastructure Partners Warehouse has up to $300 million of equity committed to be provided by the Funds and $700 million of debt committed to be provided by a syndicate of banks including Bank of America, N.A., Morgan Stanley Senior Funding, Inc., and Deutsche Bank Securities Inc.
J.P. Morgan Asset Management Strategic Equity Partnership
On October 26, 2015, a subsidiary of J.P. Morgan entered into an equity commitment letter (“Equity Commitment”) to provide for a maximum aggregate capacity of $650 million of equity to a partnership which is predominately owned by an investment fund managed by J.P. Morgan Asset Management (the “Partnership”). The Partnership will fund projects acquired or developed by SunEdison. Proceeds from the Partnership are expected to provide for payment of an agreed upfront development margin. These assets will be held indefinitely, until TERP exercises its call rights for SunEdison’s partnership interest or until the assets are sold to a third party. The closing of the Partnership is currently expected to occur in the fourth quarter of 2015.
Concurrent with the execution of the Equity Commitment, three of our subsidiaries entered into a master purchase and sale agreement with the Partnership. Pursuant to this master purchase and sale agreement, the Partnership has agreed to purchase, subject to customary closing conditions, including receipt of federal regulatory approvals, three utility scale renewable energy projects which have an aggregate nameplate capacity of 633 MW. The closing of the master purchase and sale agreement is expected to close simultaneously with the closing of the Partnership. The Partnership is also expected to acquire a 33% interest in a 425 MW portfolio of solar assets owned by Dominion (see Note 4). Both KeyBank N.A. and Santander Bank, N.A. have committed to provide project debt financing, subject to certain conditions. The Partnership also contemplates the acquisition of new development projects into mid-2016.

Renewable Energy Letter of Credit Facility
On February 28, 2014, we entered into a credit agreement with the lenders identified therein, Wells Fargo Bank, N. A., as administrative agent, Goldman Sachs and Deutsche Bank Securities Inc., as joint lead arrangers and joint syndication agents, and Goldman Sachs, Deutsche Bank Securities Inc., Wells Fargo Securities, LLC and Macquarie Capital (USA) Inc., as joint bookrunners (the “Credit Facility”). The Credit Facility provided for a senior secured letter of credit facility in an aggregate principal amount of up to $265 million and has a term ending February 28, 2017. In the second quarter 2014, the parties added additional issuers to the Credit Facility to increase the funds available from $265 million to $315 million. Also in the second quarter of 2014, all related parties executed an amendment allowing us to increase aggregate funds committed up to $800 million ($400 million prior to amendment), subject to certain conditions. In the fourth quarter of 2014, the parties added additional issuers to the Credit Facility to increase the funds available from $315 million to $540 million. Also in the fourth quarter of 2014, all parties executed an amendment permitting us to secure additional financing in an amount of up to $815 million in connection with the First Wind acquisition. In the first quarter of 2015, an issuer that remains party to the facility committed $25 million in additional funds, increasing the aggregate funding under the Credit Facility from $540 million to $565 million. In addition, the parties executed an amendment permitting us to secure additional financing in an amount of up to $410 million secured by certain equity interests in TERP (see section entitled "Margin Loan Agreement") and to issue up to $500 million in convertible senior notes due 2022 (see section entitled "Convertible Senior Notes due 2022"). In the second quarter of 2015, one issuer that remains party to the Credit Facility committed $25 million in additional funds, increasing the aggregate funding under the Credit Facility from $565 million to $590 million. Also in the second quarter of 2015, two additional issuers pledged $100 million in additional funds increasing the aggregate funding under the Credit Facility from $590 million to $690 million. In July 2015, one additional issuer pledged $60 million in additional funds increasing the aggregate funding under the Credit Facility from $690 million to $750 million. In addition, the parties executed two amendments to the Credit Facility permitting certain capital market transactions and amending several covenants and representations.
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
The Credit Facility, as amended, contains representations, covenants and events of default typical for credit arrangements of comparable size, including maintaining a consolidated leverage ratio of 3.0 to 1.0 which excludes the 2018/2021 Notes, 2020 Notes, 2022 Notes and 2023/2025 Notes (measurement commencing with the last day of the fiscal quarter ending December 31, 2014), and a minimum liquidity amount (measurement commencing with the last day of the fiscal quarter ending June 30, 2014) of the lesser of (i) $400 million and (ii) the sum of (x) $300 million plus (y) the amount, if any, by which the aggregate commitments exceed $300 million at such time. The Credit Facility also contains a customary material adverse effects clause and a cross default clause. The cross default clause is applicable to defaults on other indebtedness of SunEdison in excess of $50 million, including the 2018/2021 Notes, 2020 Notes, 2022 Notes, and 2023/2025 Notes but excluding our non-recourse indebtedness.
The Credit Facility also contains mandatory prepayment and/or cash collateralization provisions applicable to specified asset sale transactions as well as our receipt of proceeds from certain insurance or condemnation events and the incurrence of additional indebtedness.
As of September 30, 2015, we had $716 million of outstanding third party letters of credit backed by the Credit Facility.

System Pre-Construction, Construction and Term Debt
Our renewable energy systems, and the related short term and long term debt and financing obligations, are included in separate legal entities. This debt has recourse to those separate legal entities but no recourse to SunEdison under the terms of the applicable agreements. These finance obligations are fully collateralized by the related renewable energy system assets and may also include limited guarantees by SunEdison related to operations, maintenance and certain indemnities. Typically, financing arrangements provide for a construction loan, which upon completion will be converted into a term loan, and generally do not restrict the future sale of the project entity to a third party buyer. As of September 30, 2015, we had system pre-construction, construction and term debt outstanding of $2,065 million, which is comprised of a combination of fixed and variable rate debt. The variable rate debt has interest rates tied to the LIBOR, the Euro Interbank Offer Rate, the Canadian Dollar Offered Rate, the Johannesburg Interbank Acceptance Rate, and the Prime Rate. The variable interest rates have primarily been hedged by our outstanding interest rate swaps as discussed in Note 9. The interest rates on these obligations range from 1.7% to 14.0% and have maturities that range from 2015 to 2031.
On March 26, 2014, we entered into a financing agreement with certain lenders; Wilmington Trust, N. A., as administrative agent; Deutsche Bank Trust Company Americas, as collateral agent and loan paying agent; and Deutsche Bank Securities Inc., as lead arranger, bookrunner, structuring bank and documentation agent (the “Construction Facility”). The Construction Facility originally provided for a senior secured revolving credit facility in an amount of up to $150 million and has a term ending March 26, 2017. During the third quarter of 2014, the parties agreed to increase the amount available under the Construction Facility to $285 million. The Construction Facility is used to support the development and acquisition of new projects in the U.S. and Canada. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $300 million. We paid fees of $8 million upon entry into the Construction Facility, which were recognized as deferred financing fees.
Loans under the Construction Facility are non-recourse debt to SunEdison and other entities outside of the project company legal entities that subscribe to the debt and are secured by a pledge of collateral of the project company, including the project contracts and equipment. Interest on loans under the Construction Facility is based on our election of either LIBOR plus an applicable margin of 3.5%, or a defined prime rate plus an applicable margin of 2.5%. As of September 30, 2015, the interest rate under the Construction Facility was 5.75%.
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
As of September 30, 2015, $163 million of the Construction Facility was committed for currently funded projects, which reduced the available capacity under the Construction Facility. Therefore, availability under the Construction Facility was $122 million as of September 30, 2015. As of September 30, 2015, $124 million was considered outstanding and classified under system pre-construction, construction and term debt.
Financing Leaseback Obligations
For certain transactions we account for the proceeds of sale-leasebacks as financings, which are typically secured by the renewable energy system asset and its future cash flows from energy sales, but without recourse to us under the terms of the arrangement. The structure of the repayment terms under the lease results in negative amortization throughout the financing period, and we therefore recognize the lease payments as interest expense. The balance outstanding for sale-leaseback transactions accounted for as financings as of September 30, 2015 is $1,468 million, which includes the below mentioned transactions. The maturities range from 2021 to 2039 and are collateralized by the related renewable energy system assets with a carrying amount of $1,356 million.
Other Credit Facilities
On December 19, 2014, a subsidiary entered into a credit and guaranty agreement with the Oversea-Chinese Banking Corporation Limited ("OCBC") as sole lead arranger and lender (the “OCBC Facility"). The OCBC Facility provides for a draft loan credit facility in an amount up to $120 million. On December 30, 2014, the subsidiary borrowed $119 million under the OCBC Facility to fund a portion of the purchase price for certain tax credit qualified turbines. The borrowings under the OCBC Facility originally matured six months from the funding date unless payment was otherwise accelerated, subject to certain conditions. In the second quarter of 2015, we extended the maturity of the OCBC Facility through January 2016. The principal and interest amounts outstanding under the OCBC Facility are payable in full at maturity. Interest is calculated at an amount equal to LIBOR plus an applicable margin of 1.25%. As of September 30, 2015, interest was calculated at approximately 1.6%. In conjunction with the borrowing, an immaterial amount of debt issuance cost was recognized.

On August 11, 2015, we entered into a Second Lien Credit Agreement ("Second Lien Term Loan") with Goldman Sachs Bank USA ("Goldman Sachs"), providing for a term loan maturing on August 11, 2016, in an aggregate principal amount of $169 million. As of September 30, 2015, the current interest rate on the Term Loan is 9.25%. The Second Lien Term Loan contains customary representations and warranties, covenants and events of default for financings of this nature. Upon the occurrence and during the continuance of an event of default, Goldman Sachs may declare the Second Lien Term Loan due and payable, exercise remedies with respect to the collateral and demand payment from SunEdison of the obligations under the Second Lien Term Loan agreement. These covenants are subject to a number of qualifications and limitations. Additionally, the Second Lien Term Loan has financial covenants requiring the consolidated leverage ratio to be less than 3.6 to 1.0, and the minimum liquidity amount to be greater than the lesser of (i) $320 million and (ii) the sum of (x) $240 million plus (y) the amount, if any, by which the Credit Facility aggregate commitments exceed $240 million at such time, as calculated at the end of any fiscal quarter. We paid fees of $9 million upon entry into the Second Lien Term Loan which were recognized as deferred financing costs.
We are party to master lease agreements that provide for the sale and simultaneous leaseback of certain renewable energy systems constructed by us. As of September 30, 2015, we had $79 million of capital lease obligations outstanding. Generally, this classification occurs when the term of the lease is greater than 75% of the estimated economic life of the solar energy system and the transaction is not subject to real estate accounting. The terms of the leases are typically 25 years with certain leases providing terms as low as 10 years and providing for early buyout options. The specified rental payments are based on projected cash flows that the renewable energy system will generate. We have not entered into any arrangements that have resulted in accounting for the sale-leaseback as a capital lease since November 2009.
Of the remaining amount classified as other credit facilities at September 30, 2015, $111 million represents the cash proceeds that we received in connection with 11 executed renewable energy system sales contracts that have not met the sales recognition requirements under real estate accounting and have been accounted for as a financing transaction due to our substantial continuing involvement. There are no principal or interest payments associated with these transactions.
Vivint Term Loan Commitment
On July 20, 2015, SunEdison entered into a debt commitment letter in connection with the Merger. The agreement was amended on August 5, 2015, pursuant to which, among other things, the parties have committed to provide, subject to certain terms and conditions, a $500 million secured term loan facility to a wholly owned indirect subsidiary of SunEdison. The funding of the term loan facility is subject to customary conditions, including the negotiation of definitive documentation and other customary closing conditions.
Capitalized Interest
During the three and nine month periods ended September 30, 2015 we capitalized $37 million and $112 million of interest, respectively. During the three and nine month periods ended September 30, 2014 we capitalized $10 million and $25 million of interest, respectively.
Debt Classified as Held for Sale
As of September 30, 2015, we reclassified short- and long-term debt as held for sale (see Note 2). This represents non-recourse project level debt acquired as part of the SRP acquisition. As of September 30, 2015, total debt classified as held for sale was $507 million.
TerraForm Power Segment Debt
TERP Credit Facilities
On July 23, 2014, Terra Operating LLC and Terra LLC, both wholly-owned subsidiaries of TERP, entered into a revolving credit facility (the "2017 TERP Revolver") and a term loan facility (the "2019 TERP Term Loan" and together with the 2017 TERP Revolver, the “2014 TERP Credit Facilities”).
On January 28, 2015, TERP repaid the remaining outstanding principal balance on the 2019 TERP Term Loan of $574 million in full. TERP recognized a $12 million loss on the extinguishment of debt during the nine months ended September 30, 2015 as a result of this repayment.

On January 28, 2015, TERP replaced the 2017 TERP Revolver with a new $550 million revolving credit facility (the "2020 TERP Revolver "). The 2020 TERP Revolver consists of a revolving credit facility in an amount of at least $550 million (available for revolving loans and letters of credit). TERP recognized a $1 million loss on the extinguishment of debt during the nine months ended September 30, 2015 as a result of this exchange. In May 2015, TERP exercised its option to increase its borrowing capacity under the 2020 TERP Revolver by $100 million.
In August 2015, TERP obtained a commitment from a counterparty to increase its borrowing capacity under the 2020 TERP Revolver by $75 million. This increased the total borrowing capacity under the 2020 TERP Revolver to $725 million as of September 30, 2015. TERP is permitted to further increase the borrowing capacity under the Revolver to up to $1.0 billion. There were no revolving loan amounts outstanding under the 2020 TERP Revolver as of September 30, 2015.
The 2020 TERP Revolver matures on January 27, 2020. Each of Terra Operating LLC's and Terra LLC’s existing and subsequently acquired or organized domestic restricted subsidiaries (excluding non-recourse subsidiaries) are or will become guarantors under the 2020 TERP Revolver.
All outstanding amounts under the 2020 TERP Revolver will bear interest initially at a rate per annum equal to either (i) a base rate plus a margin of 1.50% or (ii) a reserve adjusted Eurodollar rate plus a margin of 2.50%. After the fiscal quarter ended September 30, 2015, the base rate margin will range between 1.25% and 1.75% and the Eurodollar rate margin will range between 2.25% and 2.75% as determined by reference to a leverage-based grid.
The 2020 TERP Revolver provides for voluntary prepayments, in whole or in part, subject to notice periods, and requires Terra Operating LLC to prepay outstanding borrowings in an amount equal to 100% of the net cash proceeds received by Terra LLC or its restricted subsidiaries from the incurrence of indebtedness not permitted by the 2020 TERP Revolver by Terra Operating LLC or its restricted subsidiaries.
The 2020 TERP Revolver, each guaranty and any interest rate, currency hedging or hedging of renewable energy credits obligations of Terra Operating LLC or any guarantor owed to the administrative agent, any arranger or any lender under the 2020 TERP Revolver is secured by first priority security interests in (i) all of Terra Operating LLC's and each guarantor’s assets, (ii)100% of the capital stock of each of Terra Operating LLC’s and its domestic restricted subsidiaries and 65% of the capital stock of Terra Operating LLC’s foreign restricted subsidiaries, and (iii) all intercompany debt. Notwithstanding the foregoing, collateral under the 2020 TERP Revolver excludes the capital stock of non-recourse subsidiaries.
Senior Notes due 2023
On January 28, 2015, TERP's indirect subsidiary Terra Operating LLC issued $800 million of 5.875% senior notes due 2023 (the "Terra 2023 Notes") at a price of 99.214%. Terra Operating LLC used the net proceeds from this offering to fund a portion of the price of the First Wind acquisition.
On June 11, 2015, Terra Operating LLC issued an additional $150 million of 5.875% senior notes due 2023. This offering was issued at a price of 101.5% and Terra Operating LLC used the net proceeds from the offering to repay existing borrowings under the 2020 TERP Revolver. The Terra 2023 Notes are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions. Interest is payable on February 1 and August 1 of each year, beginning on August 1, 2015.
Senior Notes due 2025
On July 17, 2015, Terra Operating LLC issued $300 million of 6.125% senior notes due 2025 (the "Terra 2025 Notes") at a price of 100.00%. Terra Operating LLC intends to use the net proceeds from the offering to fund a portion of the purchase price of the Invenergy acquisition (see Note 3). The Terra 2025 Notes are senior obligations of Terra Operating LLC and are guaranteed by Terra LLC and each of Terra Operating LLC's existing and future subsidiaries that guarantee its senior secured credit facility, subject to certain exceptions. Interest is payable on June 15 and December 15 of each year, beginning December 15, 2015.
Invenergy Bridge Facility
On July 1, 2015, TERP obtained commitments for a senior unsecured bridge facility which provides TERP with up to $1,160 million to fund the acquisition of Invenergy (see Note 3). On July 17, 2015, TERP terminated $300 million of the bridge facility commitment upon the issuance of the Terra 2025 Notes. Amortization of deferred financing costs recorded as interest expense related to this bridge facility was $5 million during the three and nine months ended September 30, 2015, respectively.

Vivint Solar Bridge Facility
On July 20, 2015, TERP obtained commitments for a senior unsecured bridge facility which provides TERP with up to $960 million to fund the acquisition of the Vivint Solar Operating Assets (see Note 3). Amortization of deferred financing costs recorded as interest expense related to this bridge facility was $5 million during the three and nine months ended September 30, 2015.
Other System Financing Obligations
Other TERP system financing obligations primarily consist of $400 million of long-term debt assumed as a result of the acquisition of Mt. Signal. The senior secured notes bear interest at 6% and mature in 2038. Interest on the notes is payable semi-annually on June 30 and December 31 of each year, commencing on June 30, 2013. A letter of credit facility was also extended to the project company to satisfy certain security obligations under the PPA, other project agreements and the notes. The facility will terminate on the earlier of July 2, 2019 and the fifth anniversary of the Mt. Signal project’s completion date.
In addition, as of September 30, 2015, $209 million of fixed rate non-recourse debt financing arrangements used to finance the construction of a solar power plant in Chile are included in the balance of other system financing obligations. These agreements were executed in the third quarter of 2013. The weighted average interest rate on these obligations as of September 30, 2015 was 6%.
Debt Extinguishments
TERP repaid certain long-term indebtedness for the renewable energy facilities acquired as part of the First Wind Acquisition. TERP recognized a loss on the extinguishment of debt of $6 million during the nine months ended September 30, 2015 as a result of this repayment.
On May 22, 2015, SunEdison acquired the lessor interest in an operating solar generation facility referred to as the Duke Energy operating facility and concurrently sold the facility to TERP. Upon acquisition of this operating facility, TERP recognized a net gain on the extinguishment of debt of $11 million due to the termination of $32 million of financing lease obligations of the operating facility.
Subsequent Event
United Kingdom Project Debt Refinancing
On November 6, 2015, TERP completed a refinancing of 175 million British Pounds ("GBP") (equivalent of $271 million) of existing project-level indebtedness (the “Existing U.K. Indebtedness”) by entering into a new GBP 315 million (equivalent of $488 million) facility (the “New U.K. Facility”). The New U.K. Facility is comprised of Tranche A for GBP 92 million (equivalent of $143 million) which is fully amortizing over seven year term, and Tranche B for GBP 222 million (equivalent of $345 million), which is payable at maturity. The New U.K. Facility matures in 2022 and bears interest at a rate per annum equal to LIBOR plus an applicable margin of 2.10% for Tranche A and 2.35% for Tranche B. TERP received GBP 108 million (equivalent of $168 million) of net proceeds from the New U.K. Facility (net of the amount required to repay the Existing U.K. Indebtedness, deposits into required project level reserves, including a 2016 debt service prepayment of GBP 12 million (equivalent of $19 million), and other fees and costs paid at the closing of the New U.K. Facility). The New U.K. Facility is secured by all of TERP's solar generation facilities located in the U.K. except for the Norrington facility, and is non-recourse to TERP and SunEdison. In conjunction with the refinancing, TERP has reclassified a portion of the Existing U.K. Indebtedness as of September 30, 2015 from current to long-term to reflect the amortization terms of the New U.K. Facility.
TerraForm Global Segment Debt
GLBL Bridge Facility
On December 22, 2014, GLBL entered into a credit and guaranty agreement with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, documentation agent, sole lead arranger, sole lead bookrunner, and syndication agent, which initially provided for bridge term loans in an aggregate funding amount of $150 million that was subsequently amended to increase the aggregate funding to $550 million (the “GLBL Bridge Facility”).

GLBL's obligations under the bridge facility were guaranteed by certain of its domestic subsidiaries. GLBL’s obligations and the guarantee obligations of its subsidiaries were secured by first priority liens on, and security interests in, substantially all present and future assets of TerraForm Global LLC ("Global LLC") and the subsidiary guarantors. Global LLC paid debt issuance fees of $18.8 million upon entry into the GLBL Bridge Facility, which were recognized as deferred financing fees. At August 4, 2015, $459.8 million was outstanding under the GLBL Bridge Facility and the effective interest rate was 11.08%. The GLBL Bridge Facility was repaid in full and terminated on August 5, 2015, concurrent with the completion of the IPO.
Senior Notes Offering
On August 5, 2015, GLBL completed the sale of $810 million of 9.75% Senior Notes due 2022 (the "Senior Notes") issued by TerraForm Global Operating LLC ("Global Operating LLC") in a private offering. The Senior Notes bear interest at a fixed rate, which interest is payable in cash semiannually, and have a seven year term. The Senior Notes are subject to customary redemption rights for high yield debt securities.
The Senior Notes are guaranteed by Global LLC and any subsidiaries of Global Operating LLC that guarantee Global Operating LLC’s obligations under the Global Revolver (defined below). GLBL does not guarantee the Senior Notes. The terms of the Senior Notes are governed under an indenture among Global LLC, Global Operating LLC, any subsidiary guarantors and a trustee. The indenture provides that upon the occurrence of a change of control, as defined therein, Global Operating LLC must offer to repurchase the Senior Notes at 101% of the applicable principal amount, plus accrued and unpaid interest and additional interest, if any, to the repurchase date. The indenture also contains customary negative covenants, subject to a number of important exceptions and qualifications, applicable to Global LLC, Global Operating LLC and its restricted subsidiaries, including, without limitation, covenants related to: indebtedness, disqualified stock and preferred stock; dividends and distributions to stockholders and parent entities; repurchase and redemption of capital stock; investments; transactions with affiliates; liens; mergers, consolidations and transfers of substantially all assets; transfer or sale of assets, including capital stock of subsidiaries; and prepayment, redemption or repurchase of indebtedness subordinated to the Senior Notes. The indenture also provides for customary events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Senior Notes to become or to be declared due and payable.
Credit Facility
On August 5, 2015, Global Operating LLC entered into a revolving credit facility (the "Global Revolver"), which provides for a revolving line of credit of $485 million. The Global Revolver includes borrowing capacity available for letters of credit and will allow for incremental commitments of up to $265 million. Global LLC and certain of its subsidiaries are guarantors under the Global Revolver. The Global Revolver contains certain financial covenants, including a maximum borrower leverage ratio and a minimum borrower debt service coverage ratio. The Global Revolver also contains covenants that are customary for this type of financing, including limitations on indebtedness, liens, investments and restricted payments; provided, however, that each of Global Operating LLC and Global LLC will be permitted to pay distributions to unit holders out of available cash so long as no default or event of default under the Global Revolver shall have occurred and be continuing at the time of such distribution or would result therefrom and Global Operating LLC is in compliance with its financial covenants. In connection with the Global Revolver, Global LLC is required to pledge (i) 100% of the equity in Global Operating LLC and (ii) 100% of the equity in certain subsidiaries of Global Operating LLC as collateral to the lenders. The Global Revolver contains events of default that are customary for this type of financing.
Debt Extinguishments
During the three months ended September 30, 2015, GLBL repaid $324 million aggregate principal amount of project level indebtedness related to certain of its projects.
Subsequent Events
Since September 30, 2015, GLBL used approximately $45 million of IPO proceeds to repay the project level indebtedness related to certain additional projects.

9. DERIVATIVES AND HEDGING INSTRUMENTS
SunEdison's hedging activities consist of:

In millions		Assets (Liabilities or Equity) Fair Value
Type of Instrument	Balance Sheet Classification	As of September 30, 2015	As of December 31, 2014
Derivatives designated as hedging:
Interest rate swaps	Other assets	$1	$2
	Other liabilities	(35)	(8)
	Accumulated other comprehensive loss (income)	39	5
Cross currency swaps	Other assets	83	76
	Other liabilities	(37)	(55)
	Accumulated other comprehensive loss (income)	(47)	(21)
Commodity derivative	Other assets	49	—
	Accumulated other comprehensive loss (income)	(71)	—
Derivatives not designated as hedging:
Currency forward contracts	Other assets	20	2
	Other liabilities	(34)	(4)
Interest rate swaps	Other assets	2	—
	Other liabilities	(29)	(61)
Commodity derivative	Other assets	46	—
Put/call agreement	Other liabilities	(37)	—

In millions		Losses (Gains)		Losses (Gains)
Type of Instrument	Statement of Operations Classification	Three Months Ended September 30, 2015	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2015	Nine Months Ended September 30, 2014
Derivatives not designated as hedging:
Currency forward contracts	Other, net	$34	$6	$33	$10
Interest rate swaps	Interest expense	11	(1)	56	2
Commodity derivative	Net sales	(3)	—	(1)	—
Put/call agreement	Other net	17	—	17	—
Note hedges	Gain on convertible note derivative	—	—	—	(366)
Conversion options	Loss on convertible note derivative	—	—	—	382
Warrants	Loss on convertible note derivative	—	—	—	483
Currency Forward Contracts
To mitigate financial market risks of fluctuations in foreign currency exchange rates, we utilize currency forward contracts. We do not use derivative financial instruments for speculative or trading purposes. As of September 30, 2015 and December 31, 2014, these currency forward contracts had net notional amounts of $1,158 million and $268 million, respectively, and are accounted for as economic hedges. There were no outstanding currency forward contracts designated as cash flow hedges as of September 30, 2015 and December 31, 2014.
Cross Currency Swap
During the second quarter of 2013, we entered into a cross currency swap with a notional amount of $186 million accounted for as a cash flow hedge. The effective portion of this cash flow hedge instrument during the quarter ended September 30, 2015 was recorded to accumulated other comprehensive loss (income) in the condensed consolidated balance sheet. No amount of material ineffectiveness was recognized during the periods presented.

Interest Rate Swaps
As of September 30, 2015, we are party to certain interest rate swap instruments that are accounted for using hedge accounting. These instruments are used to hedge floating rate debt and are accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution counterparties to the agreements pay us a floating interest rate. The effective portion of these cash flow hedges was a net loss of $39 million and $5 million for the quarters ended September 30, 2015 and December 31, 2014, which was recognized in accumulated other comprehensive loss (income) in the condensed consolidated balance sheet. No amount of material ineffectiveness was recognized during the periods presented.
As of September 30, 2015, we are party to certain interest rate swap instruments that are accounted for as economic hedges. These instruments are used to hedge floating rate debt and are not accounted for as cash flow hedges. Under the interest rate swap agreements, we pay the fixed rate and the financial institution counterparties to the agreements pay us a floating interest rate. Because these hedges are deemed economic hedges and not accounted for under hedge accounting, the changes in fair value are recorded to non-operating expense (income) within the consolidated statement of operations. The fair value of these hedges was a net liability of $27 million and $61 million as of September 30, 2015 and December 31, 2014, respectively.
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
As of September 30, 2015, we are party to two such commodity contracts that are accounted for using hedge accounting. These commodity contracts require physical delivery of specific quantities of electricity at a fixed price, and, if actual monthly quantities produced are insufficient to make such deliveries, we are obligated to purchase the shortfall amount in the electricity market and deliver it to the counterparty. As these commodity contracts have been designated as a cash flow hedges, the change in their fair value is recognized in other comprehensive income in the condensed consolidated balance sheet. The fair value of these commodity contracts were recorded as an asset of $49 million as of September 30, 2015.
As of September 30, 2015, we are party to certain other First Wind-related commodity contracts that are accounted for as economic hedges. These price swap agreements involve periodic settlements for specific quantities of electricity based on a fixed price and are obligated to pay the counterparty market price for the same quantities of electricity. As these hedges are deemed economic hedges and not accounted for under hedge accounting, the changes in fair value are recognized in net sales in the condensed consolidated statement of operations. The fair values of these hedges were recorded as an asset totaling $46 million as of September 30, 2015.
Put/Call Agreement
On September 18, 2015, as part of the aggregate consideration transferred to the seller in connection with the Renova acquisition (see Note 3), we entered into a put/call agreement (the "Put/Call Agreement") with the seller. Under the Put/Call Agreement, during the 10 day period beginning on March 31, 2016, Renova can put up to 7 million GLBL shares to SunEdison at a purchase price of BRZ 50.48, provided, that at our sole election, we have the right to pay $15.00 per share. Additionally, during the 10 day period beginning on March 31, 2016, we can call up to 7 million GLBL shares from Renova at a purchase price of BRZ 50.48, provided, that at our sole election, we have the right to pay $15.00 per share. The fair value of the Put/Call Agreement at September 18, 2015 was a net liability of $20 million. As a result of a decrease in the per share value of GLBL stock between September 18, 2015 and September 30, 2015, the fair value of the net liability at September 30, 2015 was $37 million. As such, we recognized a loss of $17 million related to the Put/Call Agreement during the three months ended September 30, 2015, which is reported in other non-operating expense.
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

10. FAIR VALUE MEASUREMENTS
The following table summarizes the financial instruments measured at fair value on a recurring basis classified in the fair value hierarchy (Level 1, 2 or 3) based on the inputs used for valuation in the accompanying consolidated balance sheets:

	As of September 30, 2015				As of December 31, 2014
Assets (liabilities) in millions	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Interest rate swap assets	$—	$3	$—	$3	$—	$2	$—	$2
Interest rate swap liabilities	—	(64)	—	(64)	—	(69)	—	(69)
Currency forward contract assets	20	—	—	20	2	—	—	2
Currency forward contract liabilities	(34)	—	—	(34)	(4)	—	—	(4)
Cross currency swap assets	—	83	—	83	—	76	—	76
Cross currency swap liability	—	(37)	—	(37)	—	(55)	—	(55)
Commodity contract assets	—	46	49	95	—	—	—	—
Call/put Option	—	(37)	—	(37)	—	—	—	—
Contingent consideration related to acquisitions	—	—	(535)	(535)	—	—	(43)	(43)
Total	$(14)	$(6)	$(486)	$(506)	$(2)	$(46)	$(43)	$(91)
There were no transfers between Level 1 and Level 2 financial instruments during the three and nine month periods ended September 30, 2015.
The tables below present changes in fair value for all cash instrument assets and liabilities categorized as Level 3 as of the end of the period:

	Level 3 Cash Instrument Assets at Fair Value for the Nine Months Ended September 30, 2015
	Balance, Beginning of Period	Assets (Liability)Recognized in First Wind Purchase Accounting	Net Unrealized Gains/(Losses) Relating to Instruments Still Held at Period End	Net Realized Gains/(Losses) Relating to Instruments Still Held at Period End	Balance, End of Period
In millions
Commodity contracts-energy	$—	$(22)	$71	$—	$49
The following table presents the carrying amount and estimated fair value of our outstanding short-term and long-term debt obligations as of September 30, 2015 and December 31, 2014, respectively:

	As of September 30, 2015		As of December 31, 2014
In millions	Carrying Amount	Estimated Fair Value (1)	Carrying Amount	Estimated Fair Value (1)
Total debt obligations	$11,672	$10,788	$6,993	$6,803
__________________________

(1)
Fair value of our debt, excluding our 2018, 2020, 2021, 2022, 2023 and 2025 Notes, is calculated using a discounted cash flow model with consideration for our non-performance risk (Level 3 assumptions). The estimated fair value of our 2018, 2020, 2021, 2022, 2023, and 2025 Notes were based on a broker quotation (Level 1). The estimated fair value of our renewable energy system debt related to sale-leasebacks is significantly lower than the carrying value of such debt because the fair value estimate is based on the fair value of our fixed lease payments over the term of the leases (Level 3 assumptions). Under real estate accounting, this debt is recorded as a financing obligation, and substantially all of our lease payments are recorded as interest expense with little to no reduction in our debt balance over the term of the lease. As a result, our outstanding sale-leaseback debt obligations will generally result in one-time gain recognition at the end of the leases for the full amount of the debt. The timing difference between expense and gain recognition will result in increased expense during the term of the leases with a gain recognized at the end of the lease.

11. INCOME TAXES
In general, we record income tax expense (benefit) each quarter based on our best estimate as to the full year’s effective tax rate. This estimated tax expense (benefit) is reported based on a pro-ration of the actual income earned in the period divided by the full year forecasted income (loss). There are certain items, however, which are given discrete period treatment, and the tax effects of those items are reported in the quarter that such events arise. Items that give rise to discrete recognition include (but are not limited to) finalizing tax authority examinations, changes in statutory tax rates and expiration of a statute of limitations.
The process for calculating income tax expense (benefit) includes estimating current taxes due and assessing temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes. The income tax benefit in the nine month period ending September 30, 2015 is associated with tax expense as result of worldwide operational earnings mix at various rates, a tax benefit of $67 million related to the ability to use acquired deferred tax liabilities as a source of income against current year generated deferred tax assets, a tax benefit of $100 million for the establishment of deferred taxes related to certain convertible note transactions, a tax benefit of $55 million related to reduction of valuation allowance due to a taxable gain recognized in stockholders’ equity utilizing tax attributes previously offset with valuation allowance, a tax benefit of $28 million related to intraperiod allocation of tax expense for derivatives recorded in other comprehensive income, and a tax benefit of $3 million for reversal of certain liabilities for uncertain tax positions. We regularly review our deferred tax assets for realizability, taking into consideration all available evidence, both positive and negative, including cumulative losses, projected future pre-tax and taxable income (losses), the expected timing of the reversals of existing temporary differences and the expected impact of tax planning strategies. Our total deferred tax assets, net of valuation allowance, or deferred tax liabilities as of September 30, 2015 and December 31, 2014, were a $2 million deferred tax liability and $30 million deferred tax asset. We believe that it is more likely than not, based on our projections of future taxable income in certain jurisdictions, that we will generate sufficient taxable income to realize the benefits of the net deferred tax assets which have not been offset by a valuation allowance at September 30, 2015.
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. From time to time, we are subject to income tax audits in these jurisdictions. We believe that our tax return positions are fully supported, but tax authorities may challenge certain positions, which may not be fully sustained. Our income tax expense includes amounts intended to satisfy income tax assessments that may result from these challenges. Determining the income tax expense for these potential assessments and recording the related assets and liabilities requires significant judgments and estimates. Tax benefits are recognized only for tax positions that are more likely than not to be sustained upon examination by tax authorities. We review our liabilities quarterly, and we may adjust such liabilities due to proposed assessments by tax authorities, changes in facts and circumstances, issuance of new regulations or new case law, negotiations between tax authorities of different countries concerning our transfer prices, the resolution of entire audits or the expiration of statutes of limitations. Adjustments, if required, are most likely to occur in the year during which major audits are closed. The total accrual for uncertain tax positions was $13 million and $17 million as of September 30, 2015 and December 31, 2014, respectively.
The undistributed earnings of certain foreign subsidiaries are expected to be remitted to the U.S. parent corporation in the foreseeable future. The impact of the undistributed earnings that are currently expected to be remitted to the U.S. parent corporate in the foreseeable future is not material to the consolidated financial statements and would be fully offset by valuation allowances. The undistributed earnings of a substantial number of all other foreign subsidiaries are not expected to be remitted to the U.S. parent corporation in the foreseeable future. We plan foreign remittance amounts based on projected cash flow needs as well as the working capital and long-term investment requirements of our foreign subsidiaries and our domestic operations. Of our cash and cash equivalents as of September 30, 2015, $334 million was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects.
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
As of December 31, 2014, we had available net operating loss (“NOL”) carryforwards of approximately $646 million for regular U.S. federal income tax purposes, which will expire, if unused, beginning in 2031, and for state income tax purposes of $454 million, which will expire, if unused, in 2020 through 2035. Our NOL carryforwards may be subject to adjustment on audit by the IRS.
A corporation’s ability to deduct its federal NOL carryforwards and to utilize certain other available tax attributes can be limited under IRS rules if the corporation undergoes an “ownership change” as defined by the IRS. Generally, an “ownership change” is where the cumulative stock ownership changes among certain shareholders exceed 50 percentage points in a rolling three year period.  No such ownership change has occurred as of September 30, 2015. If such an ownership change occurs, it could limit or effectively eliminate our ability to utilize our NOL carryforwards and other tax attributes.
12. COMMITMENTS AND CONTINGENCIES
Contingent Consideration
We have recognized liabilities for contingent consideration as of September 30, 2015 in connection with certain acquisitions as further discussed in Note 3. The amount payable in cash is based on the entities achieving specific financial metrics or milestones in the development, installation and interconnection of renewable energy systems or shipment of solar modules for residential and small commercial installations.
We have estimated the fair value of the contingent consideration outstanding as of September 30, 2015 related to these acquisitions to be $535 million, which reflects a discount at a credit adjusted interest rate for the period of the contingency. That measure is based on significant inputs that are not observable in the market, including a discount rate and a probability adjustment related to the entities' ability to meet operational metrics. The aggregate maximum of payouts which could occur under these arrangements is $566 million.
The following table summarizes changes to the contingent consideration liability, a recurring Level 3 measurement, for the nine month periods ended September 30, 2015 and 2014.

Contingent Consideration
In millions
Balance at December 31, 2013	$35
Accretion expense(1)	1
Fair value adjustments(2)	(3)
Initial recognition of contingent consideration	14
Payment of contingent consideration	(7)
Balance at September 30, 2014	$40
Balance at December 31, 2014	43
Initial recognition of contingent consideration	492
Accretion expense(1)	19
Payment of contingent consideration	(17)
Foreign currency translation adjustment	(2)
Balance at September 30, 2015	$535
__________________________

(1)	Accretion expense is a component of interest expense in the condensed consolidated statements of operations.

(2)	Fair value adjustments are reported as a component of general and administrative expense in the condensed consolidated statements of operations.
Indemnification
We have agreed to indemnify some of our solar wafer customers against claims of infringement of the intellectual property rights of others in our sales contracts with these customers. Historically, we have not paid any claims under these indemnification obligations and we do not have any pending indemnification claims as of September 30, 2015.
In connection with certain contracts to sell renewable energy systems directly or as sale-leasebacks, we have guaranteed the systems' performance for various time periods following the date of interconnection. Also, under separate operations and maintenance services agreements, we have guaranteed the uptime availability of the systems over the term of the arrangements, which may last up to 25 years. To the extent there are shortfalls in either of the guarantees, we are required to indemnify the purchaser up to the guaranteed amount through a cash payment. The maximum losses that we may be subject to for non-performance are contractually limited by the terms of each executed agreement. In accordance with real estate sales accounting guidance, for most of our direct sales of renewable energy systems the gross profit recognized is reduced by our maximum exposure to loss (which is not necessarily our most probable exposure) for system performance guarantees and uptime availability guarantees, until such time that the exposure no longer exists. Additionally, we typically warrant parts and labor for certain equipment to our renewable energy system customers. Certain parts and labor warranties from our vendors can be assigned to our customers. Our solar energy systems sold to third parties generally include components that are warranted by our vendors. However, our recorded warranty liability is not reduced based on the existence of these vendor warranty policies. When we receive a warranty claim from the buyer of one of our solar energy systems related to components covered by a vendor’s warranty, we will seek reimbursement from the vendor under the vendor’s warranty policy. As of September 30, 2015, we have recognized a warranty liability of $22 million.
We may also indemnify our customers for tax credits and FiTs associated with the systems we construct and then sell, including sale-leasebacks. During the three and nine month periods ended September 30, 2015 and 2014, the additional payments, net of recoveries, under these arrangements were not material. Based on current information, we are unable to estimate additional exposures to the indemnification of tax credits and FiTs.
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
Daniel Gerber v. Wiltshire Council
On March 5, 2015, the U.K. High Court issued a verdict that quashed (nullified) the planning permission necessary to build an 11 MW renewable energy facility in Wiltshire, England. This facility has now commenced commercial operations. The court found that, among other issues, the local Wiltshire council failed to properly notify a local landowner (the claimant) or notify the English historic preservation agency before granting the permission. U.K. counsel has advised us that the quashing of this planning permission deviates significantly from established case law. We filed our appeal of this ruling on March 25, 2015, and we plan to assert a vigorous defense. At this time, we do not have enough information regarding the probable outcome or the estimated range of reasonably probable losses associated with this ruling, and as of September 30, 2015, no such accrual has been recorded in the condensed consolidated financial statements.
Class Action Regarding TerraForm Global IPO
On October 23, 2015 and October 30, 2015, separate purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo (the “Superior Court”) against SunEdison, TerraForm Global, certain officers and directors of TerraForm Global and SunEdison and each of the underwriters of TerraForm Global’s August 5, 2015 initial public offering (the “class action”). Additionally, on October 29, 2015 and November 5, 2015, separate purported class action lawsuits were filed in in the U.S. District Court for Northern District of California (the “District Court” and, together with the Superior Court, the “Court”) against the same defendants. The class action plaintiffs in each of the lawsuits assert claims under Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933, as amended. The class action complaints in each of the lawsuits allege, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in the Registration Statement for TerraForm Global’s August 5, 2015 initial public offering regarding SunEdison and its recent operating results and business strategy. Among other relief, the class action complaints seek class certification, unspecified compensatory damages, rescission, attorneys’ fees, costs and such other relief as the Court should deem just and proper.
SunEdison and TerraForm Global intend to defend the class action lawsuits vigorously. SunEdison is still in the preliminary stages of reviewing the allegations made in the complaints and, as a result, is unable to provide any assurances as to the ultimate outcome of such lawsuits or that an adverse resolution of these lawsuits would not have a material adverse effect on SunEdison’s consolidated financial position and results of operations.
Request for Arbitration Regarding the LAP Transaction
On November 6, 2015, Holdings received a request for arbitration naming SunEdison, Holdings and TERP as respondents. The request was filed on November 2, 2015 by BTG Pactual Brazil Infrastructure Fund II, L.P., P2 Brasil Private Infrastructure Fund II, L.P., P2 Fund II LAP Co-Invest, L.P., P2 II LAP Co-Invest UK, L.P., GMR Holding B.V., and Roberto Sahade with the International Chamber of Commerce International Court of Arbitration. The request relates to the Share Purchase Agreement Holdings entered into with the shareholders of LAP to acquire the shares of LAP. SunEdison guaranteed the payment obligations of Holdings under the Share Purchase Agreement and TERP guaranteed the part of the consideration payable by Holdings for two renewable energy projects in Chile. Holdings’ obligation to complete the acquisition contemplated by the Share Purchase Agreement was subject to the satisfaction of various closing conditions. In addition, the Share Purchase Agreement provided that subject to certain conditions each party could terminate the agreement if the closing did not occur on or prior to September 30, 2015. On October 1, 2015, Holdings received a notice from the sellers purporting to terminate the Share Purchase Agreement. Following receipt of such notice, Holdings exercised its right under the Share Purchase Agreement to terminate the agreement based on the failure by the sellers to satisfy certain conditions precedent to closing and the transaction not closing prior to September 30, 2015. In the request for arbitration, the claimants allege, among other things, that Holdings breached the Share Purchase Agreement and that SunEdison and TERP breached their respective guaranties and request, among other things, damages in an amount not less than $150 million. SunEdison and TERP believe their positions are well-founded and intend to defend themselves vigorously. However, SunEdison and TERP are in the preliminary stages of reviewing the request for arbitration and, as a result, are unable to provide reasonable estimates as to any potential liability.
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
13. STOCKHOLDERS’ EQUITY
The following table presents the change in total stockholders' equity and redeemable noncontrolling interests for the nine month period ended September 30, 2015:

	SunEdison Stockholders’ Equity	Noncontrolling Interests	Total Stockholders' Equity	Redeemable Noncontrolling Interests
In millions
Balance, January 1, 2015	$233	$1,252	$1,485	$—
Net loss	(919)	(98)	(1,017)	9
Other comprehensive loss excluding deconsolidation of SSL, net of tax	(37)	(18)	(55)	—
Deconsolidation of SSL (see Note 2)	99	(158)	(59)	—
Issuance of 2022 Notes, net of tax (see Note 8)	57	—	57	—
Issuance of 2023/2025 Notes, net of tax (see Note 8)	113	—	113	—
2018/2021 Exchange Agreements and unwind of 2018/2021 Call Spread Overlay (see Note 8)	478	—	478	—
Stock plans, net	62	10	72	—
GLBL IPO, private placements and related transactions (see Note 18)	459	684	1,143	—
TERP follow-on equity offerings, net of tax	96	922	1,018	—
Preferred stock offering	626	—	626	—
Dividends paid by TERP	—	(61)	(61)	—
TERP and GLBL equity reallocation	139	(139)	—	—
Acquisition of Renova operating projects (see Note 3)	—	184	184	—
Acquisition of First Wind (see Note 3)	—	103	103	4
Acquisition of Atlantic Power (see Note 3)	—	172	172	—
Acquisition of Witkop/Soutpan (see Note 3)	—	46	46	—
TerraForm Private equity contribution (see Note 8)	(4)	150	146	—
Measurement period adjustments (see Note 3)	—	(18)	(18)	23
Other activity of noncontrolling interests	—	71	71	33
Balance, September 30, 2015	$1,402	$3,102	$4,504	$69
Redeemable Noncontrolling Interests
Noncontrolling interests in subsidiaries that are redeemable either at the option of the holder or at fixed and determinable prices at certain dates are classified as redeemable noncontrolling interests between liabilities and stockholders' equity in the unaudited condensed consolidated balance sheets.
SunEdison, Inc. Preferred Stock Issuance
On August 18, 2015, SunEdison entered into an underwriting agreement relating to the sale of 650,000 shares of 6.75% Series A Perpetual Convertible Preferred Stock (the "Perpetual Convertible Preferred Stock"), par value $0.01 per share, at a price to the public of $1,000 per share, in a registered offering. The offering closed on August 21, 2015.
Dividends on the shares of the Perpetual Convertible Preferred Stock will be payable on a cumulative basis when, as and if declared by our Board of Directors, or an authorized committee thereof, at the rate per annum of 6.75% on the liquidation preference of $1,000 per share of the Perpetual Convertible Preferred Stock. The dividends may be paid in cash, by delivery of shares of our common stock or through any combination of cash and shares of our common stock, as determined by us.

Declared dividends will be payable quarterly on March 1, June 1, September 1 and December 1 of each year, commencing December 1, 2015. The Perpetual Convertible Preferred Stock has no maturity date, unless earlier converted or purchased. The Perpetual Convertible Preferred Stock will not be redeemable.

Holders of the Perpetual Convertible Preferred Stock will have the right to convert their shares of the Perpetual Convertible Preferred Stock into shares of common stock of SunEdison at any time. The initial conversion rate will be 56.7666 shares of common stock for each share of Perpetual Convertible Preferred Stock (subject to adjustment in certain circumstances), which is equal to an initial conversion price of approximately $17.62 per share of common stock. In addition, on or after September 6, 2020, we may cause all or any portion of the Perpetual Convertible Preferred Stock to be converted, at our option, into shares of common stock of SunEdison at the then-prevailing conversion rate, subject to certain conditions.
Net proceeds from this offering were $626 million, after deducting the underwriters' discount and estimated offering expenses. The net proceeds from this offering were used for general corporate purposes, including funding working capital and growth initiatives.
TERP Follow-on Equity Offerings
On January 22, 2015, TERP completed a follow-on offering of 13,800,000 shares of its Class A common stock at a price to the public of $29.33 per share for net proceeds of $391 million. TERP used the net proceeds from the offering primarily to repurchase TERP Class B common stock and Class B units from SunEdison, to fund a portion of the acquisition of certain power generation assets from First Wind and to repay remaining amounts outstanding under the 2019 TERP Term Loan.
On June 24, 2015, TERP completed a follow-on offering of 18,112,500 shares of its Class A common stock at a price to the public of $38.00 per share for net proceeds of $667 million. TERP used the net proceeds from the offering primarily to repurchase shares of its Class B common stock and its Class B units from SunEdison, to pay down amounts outstanding on the 2020 TERP Revolver related to acquisitions and for general corporate purposes, which may include the funding of future acquisitions from SunEdison, future acquisitions from third parties, and debt repayment.
Stock-Based Compensation
Stock-Based Compensation Expense
Consolidated stock-based compensation expense from continuing operations for the three month periods ended September 30, 2015 and 2014 was $23 million and $11 million, respectively. Consolidated stock-based compensation expense from continuing operations for the nine month periods ended September 30, 2015 and 2014 was $59 million and $21 million, respectively.
SunEdison, Inc.
2015 Long-Term Incentive Plan
In the second quarter of 2015, shareholders approved the SunEdison, Inc. 2015 Long-Term Incentive Plan (the “2015 LTIP”) and terminated our authority to grant new awards under the Amended and Restated SunEdison, Inc. 2010 Equity Incentive Plan (the “2010 Plan”). The 2015 LTIP provides for broad-based equity grants to employees, including executive officers, and consultants and permits the granting of stock options, stock appreciation rights, restricted stock awards ("RSAs"), performance shares, restricted share units ("RSUs") and other stock-based and cash-based awards. Upon approval of the 2015 LTIP, we received the ability to grant awards covering up to a total of 12,400,000 shares, inclusive of the number of shares remaining that were reserved but not issued under the 2010 Plan. Although, upon approval of the 2015 LTIP, we received the ability to grant awards up to a total of 12,400,000 shares, we intend to limit future grants to 9,128,903 shares, which will ensure that the 2015 LTIP, combined with the 600,000 shares available under the 2015 Non-Employee LTIP, will not increase the number of shares authorized for awards from the number of shares remaining that were reserved but not issued under the 2010 Plan. Shares issued under the 2015 LTIP may be authorized and unissued shares or treasury shares. Shares subject to outstanding awards under the 2010 Plan that expire, are cancelled or otherwise terminate, will also be available for awards under the 2015 LTIP. As of September 30, 2015, there were 9,694,882 shares remaining available for future grant under the 2015 LTIP.
2015 Non-Employee Director Incentive Plan
In the second quarter of 2015, shareholders approved the SunEdison, Inc. 2015 Non-Employee Director Incentive Plan ("Director LTIP"). Upon approval of the Director LTIP by our shareholders, the Director LTIP replaced the 2010 Plan with respect to awards to non-employee directors. The Director LTIP permits the granting of stock options, stock appreciation rights, RSAs, performance shares, RSUs and other stock-based and cash-based awards. Under the Director LTIP, we have the ability to grant awards covering up to a total of 600,000 shares. Shares issued under the Director LTIP may be authorized and unissued shares or treasury shares. As of September 30, 2015, there were 558,000 shares remaining available for future grant under the Director LTIP.
Employee Stock Purchase Plan
In the second quarter of 2015, shareholders approved the 2015 SunEdison, Inc. Employee Stock Purchase Plan (the “ESPP”). Under the ESPP employees may purchase SunEdison common stock through payroll deductions at a price equal to 85% of the lower of the fair market values of the stock as of the beginning or the end of six-month offering periods. An employee’s payroll deductions under the ESPP are limited to 10% of the employee’s compensation and employees may not purchase more than 5,000 shares of stock during any offering period. A participant shall not be granted an option under the ESPP if such option would permit the participant’s rights to purchase stock to accrue at a rate that exceeds $25,000 fair market value of stock for each calendar year in which such option is outstanding at any time. The maximum number of shares that we may issue under the ESPP is 2,000,000 shares. The shares may be newly issued shares, treasury shares or shares acquired on the open market. There have been no employee stock purchases pursuant to the ESPP as of September 30, 2015.
Stock Options
The following table presents information regarding outstanding stock options of SunEdison, Inc. as of September 30, 2015 and changes during the nine month period then ended:

	Number of Options Outstanding	Weighted Average Exercise Price Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	19,014,891	$7.06
Granted	175,000	23.45
Exercised	(4,670,597)	4.63
Forfeited	(965,123)	6.87
Expired	(24,165)	43.94
Outstanding at September 30, 2015	13,530,006	$8.06	$27
Options exercisable at September 30, 2015	9,008,252	$7.59	$23
The weighted-average grant-date fair value per share of options granted was $11.68 and $9.36 for the nine month periods ended September 30, 2015 and 2014, respectively.
RSUs
The following table presents information regarding outstanding RSUs of SunEdison, Inc. as of September 30, 2015 and changes during the nine month period then ended:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	7,542,808
Granted	4,100,202
Converted	(1,253,994)
Forfeited	(684,346)
Outstanding at September 30, 2015	9,704,670	$70
The weighted-average fair value of RSUs on the date of grant was $22.78 and $18.88 for the nine month periods ended September 30, 2015 and 2014, respectively.
On March 2, 2015, we awarded 1,006,200 RSUs to certain employees of SunEdison, Inc. and TERP and on March 10, 2015 we awarded 246,000 RSUs to certain executives of SunEdison, Inc. and TERP. These RSU awards are 80% performance-based and 20% time-based, which are vested at 25% per year over a four year period. For the performance based RSUs, there are three performance tiers with each tier representing 33% of the entire grant. The performance tiers are measured on the dividend per share ("DPS") of TERP a controlled publicly traded subsidiary, for which SunEdison, Inc. is the sponsor. Each of the performance tiers are based on TERP DPS targets, as pre-determined and approved by the Compensation Committee of SunEdison, Inc.'s Board of Directors. If certain performance goals are not achieved, the first, second and third performance tiers are forfeited in its entirety. If certain performance goals are met by the first quarter of 2016, 2017, 2018, as measured by the last twelve months, the first, second and third tier will vest at 50%, 75% or 100%. Upon achievement of the targets, participants will vest in the respective tier at 50% during the measurement year, 30% the following year and 20% the year after that. The grant date fair value of these awards was $28 million which will be recognized as compensation cost on a straight line basis over the requisite service periods of four years for the time-based awards and five years for the performance-based awards. The grant date fair value of these awards was calculated based on the SunEdison, Inc. stock price on the date of grant since meeting the requisite performance conditions was considered probable as of this date.
On July 28, 2015, we began recognizing expense related to 474,935 RSUs granted to certain employees of First Wind in connection with its acquisition by SunEdison on January 29, 2015. Approximately 49% of the RSU awards are performance-based and approximately 51% are time-based, for which 33% vest on December 31, 2015, 2016 and 2017. The performance-based awards were issued in three tranches covering the 2015, 2016, and 2017 fiscal year performance periods and are based on the achievement of targets related to additions to our renewable energy generation project development pipeline and backlog and the volume of renewable energy generation projects transferred into TERP or our warehouse vehicles. The grant date fair value of these awards was $12 million which will be recognized as compensation cost on a straight line basis over the requisite service periods of five months for the 2015 tranche, seventeen months for the 2016 tranche, and 29 months for the 2017 tranche and the time-based awards. The grant date fair value of these awards was calculated based on the SunEdison, Inc. stock price on the date of grant since meeting the requisite performance conditions was considered probable as of this date.
TERP
TERP has equity incentive plans that provide for the award of incentive and non-qualified stock options, RSAs and RSUs to employees and non-employee directors, including employees and non-employee directors of SunEdison, Inc. and affiliates. As of September 30, 2015, there were 1,285,421 shares remaining available for future grant under these plans.
RSAs
RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. All unvested restricted stock awards are paid dividends and distributions.
The following table presents information regarding outstanding RSAs of TERP as of September 30, 2015 and changes during the nine month period then ended:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	4,876,567	$1.12
Converted	(1,846,283)	0.85
Forfeited	(132,588)	0.68
Modified	66,294	35.05
Outstanding at September 30, 2015	2,963,990	$2.07	$42
The weighted-average fair value of RSAs per share on the date of grant was $0.57 for the nine month period ended September 30, 2014.
RSUs
The following table presents information regarding outstanding RSUs of TERP as of September 30, 2015 and changes during the nine month period then ended:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	825,943
Granted	1,521,777
Converted	(200,592)
Forfeited	(6,800)
Outstanding at September 30, 2015	2,140,328	$30
The weighted-average fair value of RSUs on the date of grant was $33.69 and $27.43 for the nine month periods ended September 30, 2015 and 2014, respectively.

On March 10, 2015, TERP awarded 841,900 RSUs to certain employees and executive officers of SunEdison, Inc. and TERP. These RSU awards are 80% performance-based and 20% time-based, which are vested at 25% per year over a four year period. For the performance-based RSUs, there are three performance tiers with each tier representing 33% of the entire grant. Each of the performance tiers are based on TERP DPS targets, as pre-determined and approved by the board of directors of TERP. If certain performance goals are not achieved, the first, second and third performance tiers are forfeited in its entirety. If certain performance goals are met by the first quarter of 2016, 2017, 2018, as measured by the last twelve months, the first, second and third tier will vest at 50%, 75% or 100%. Upon achievement of the targets, participants will vest in the respective tier at 50% during the measurement year, 30% the following year and 20% the year after that. The grant date fair value of these awards was $29 million which will be recognized as compensation cost on a straight line basis over the requisite service periods of four years for the time-based awards and five years for the performance-based awards. The grant date fair value of these awards was calculated based on the TERP stock price as of the date of grant since meeting the requisite performance conditions was considered probable as of this date.
On July 28, 2015, TERP granted an aggregate of 301,877 RSUs to certain employees of First Wind in connection with its acquisition by SunEdison on January 29, 2015. These RSU awards are 49% performance-based and 51% time-based, which are vested at 33% each of the next three years on December 31. The performance-based awards were issued in three tranches covering the 2015, 2016, and 2017 fiscal year performance periods and are tied to the MW added to our pipeline and backlog and the MW of wind generation projects transferred into TERP or our warehouse vehicles. The grant date fair value of these awards was $9 million which will be recognized as compensation cost on a straight line basis over the requisite service periods of five months for the 2015 tranche, seventeen months for the 2016 tranche, and 29 months for the 2017 tranche and the time-based awards. The grant date fair value of these awards was calculated based on the TERP stock price on the date of grant since meeting the requisite performance conditions was considered probable as of this date.
Stock Options
The following table presents information regarding outstanding stock options of TERP as of September 30, 2015 and changes during the nine month period then ended:

	Number of Options Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	150,000	$29.31
Granted	—	—
Outstanding at September 30, 2015	150,000	$29.31	$—
Options exercisable at September 30, 2015	56,250	$29.31	$—
The weighted-average grant-date fair value per share of options granted was $11.35 for the nine month period ended September 30, 2014.
GLBL
GLBL has equity incentive plans that provide for the award of incentive and non-qualified stock options, stock appreciation rights, RSAs and RSUs to employees and non-employee directors, including employees and non-employee directors of SunEdison, Inc. and affiliates. As of September 30, 2015, there were 7,203,417 shares remaining available for future grant under these plans.
RSAs
On September 26, 2014 and March 31, 2015, GLBL granted 31,350 and 35,245 shares of restricted Class C common stock, respectively (or 5,606,918 and 6,303,519 shares, respectively, of restricted Class A common stock after giving effect to conversion of restricted Class C common stock to restricted Class A common stock on a 178.8491-for-one basis immediately prior to the completion of the GLBL IPO). Subject to accelerated vesting upon certain events, 25.0% of the restricted Class A common stock will vest on the first through fourth anniversary of the date of the GLBL IPO.
RSAs provide the holder with immediate voting rights, but are restricted in all other respects until vested. Upon a termination of employment for any reason, any unvested shares of Class A common stock held by the terminated Participant will be forfeited. All unvested RSAs are paid dividends and distributions.
The following table presents information regarding outstanding RSAs of GLBL as of September 30, 2015 and changes during the nine month period then ended, after giving effect to the conversion of restricted Class C common stock to restricted Class A common stock on a 178.8491-for-one basis:

	Number of RSAs Outstanding	Weighted Average Grant Date Fair Value Per Share	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	5,606,918	$0.08
Granted	6,303,519	0.21
Forfeited	(2,020,994)	0.08
Outstanding at September 30, 2015	9,889,443	$0.18	$66
RSUs
On September 26, 2014 and March 31, 2015, GLBL granted 1,550 and 2,750 Class C RSUs, respectively (or 277,216 and 491,835 Class A RSUs, respectively, after giving effect to conversion of Class C RSUs to Class A RSUs on a 178.8491-for-one basis immediately prior to the completion of the GLBL IPO). Subject to accelerated vesting upon certain events, 25.0% of the Class A RSUs will vest on the first through fourth anniversary of the date of the GLBL IPO.
RSUs will not entitle the holders to voting rights and holders of the RSUs will not have any right to receive dividends or distributions. Upon a termination of employment for any reason, any unvested Class A RSUs held by the terminated Participant will be forfeited.
The following table presents information regarding outstanding RSUs of GLBL as of September 30, 2015 and changes during the nine month period then ended, after giving effect to the conversion of restricted Class C common stock to restricted Class A common stock on a 178.8491-for-one basis:

	Number of RSUs Outstanding	Aggregate Intrinsic Value (in millions)
Outstanding at January 1, 2015	277,216
Granted	514,835
Outstanding at September 30, 2015	792,051	$5
The weighted-average fair value of RSUs per share on the date of grant was $0.82 and $0.12 for the nine month periods ended September 30, 2015 and 2014, respectively.
SSL
Subsequent to the January 20, 2015 underwritten secondary offering described in Note 2, we no longer hold a majority of voting shares in SSL. As SunEdison ceased to own 50% or more of SSL’s outstanding ordinary shares, employees of SSL were deemed to have a termination of employment from SunEdison, Inc. under its various equity incentive plans and all of their outstanding equity awards with respect to SunEdison, Inc. stock would have been forfeited (in the case of unvested awards) or would have expired within three months (in the case of vested options) in accordance with the terms of such plans. In order to minimize the adverse impact of these plans’ provisions on the SSL employees, to provide for a fair continuation of the compensation previously granted and to ensure that SSL’s employees remain incentivized and committed to the mission and performance of SSL’s objectives, SSL and SunEdison, Inc. agreed, effective January 20, 2015, to replace 25% of the equity-based compensation awards relating to SunEdison, Inc. stock that were unvested and held by SSL employees (including non-U.S. employees, subject to applicable local laws) with adjusted stock options and RSUs, as applicable, for SSL’s ordinary shares, each of which generally preserves the value of the original awards. The portion of awards relating to SunEdison, Inc. stock exchanged for awards relating to SSL stock are treated as forfeitures in the tables presented above. The remaining 75% of each of the unvested awards and all vested awards will continue to be held as stock options and RSUs, as applicable, for SunEdison, Inc. common stock by virtue of an amendment to our plans. These continuing options and RSUs will continue to vest in accordance with their terms, with employment by SSL deemed employment by the SunEdison, Inc. The options may be exercised, when vested, by SSL’s employees in accordance with the terms of the original grant. Vesting terms for any awards relating to SSL’s ordinary shares that were substituted for awards originally granted with respect to SunEdison, Inc. stock generally remain substantially similar to the vesting provided for under the original awards, subject to certain adjustments to reflect employment with SSL.

14. LOSS PER SHARE
For the three and nine month periods ended September 30, 2015 and 2014, the basic and diluted loss per share (EPS) was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
In millions
EPS Numerator:
Net loss from continuing operations	$(287)	$(204)	$(801)	$(858)
Less: Dividends accumulated for the period on cumulative preferred stock	5	—	5	—
Less: Adjustment for net income attributable to redeemable interest holder	—	2	—	5
Loss from continuing operations available to common stockholders - basic and diluted	$(292)	$(206)	$(806)	$(863)
Income (loss) from discontinued operations available to common stockholders - basic and diluted	3	(79)	(118)	(81)
Net loss available to common stockholders - basic and diluted	$(289)	$(285)	$(924)	$(944)

EPS Denominator:
Weighted-average shares outstanding - basic and diluted	316	270	295	268

Basic and diluted (loss) income per share:
Continuing operations	$(0.92)	$(0.77)	$(2.73)	$(3.21)
Discontinued operations	0.01	(0.29)	(0.40)	(0.30)
Total loss per share	$(0.91)	$(1.06)	$(3.13)	$(3.51)
For the three and nine months ended September 30, 2015, dividends accumulated for the period on our Perpetual Convertible Preferred Stock (see Note 13) were added to the net loss from continuing operations for the purpose of calculating income from continuing operations available to common stockholders.
For the three and nine months ended September 30, 2014, the numerator of the EPS from continuing operations calculation was reduced by the holder's share of the net income of the subsidiaries as a result of a share sale agreement entered into with the noncontrolling interest holder.
For the three and nine months ended September 30, 2015 and 2014, all options and warrants to purchase our stock and RSUs, the conversion options, warrants and capped call features associated with the convertible senior notes (see Note 8) were excluded from the calculation of diluted EPS because the effect was antidilutive due to the net loss incurred for the respective periods.

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
The following tables present the changes in each component of accumulated other comprehensive loss, net of tax:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
In millions
Foreign currency translation adjustments(1)
Beginning balance	$(15)	$27	$(54)	$(20)
Other comprehensive (loss) income before reclassifications	(12)	(40)	(28)	(29)
Amounts reclassified from other comprehensive loss(3)	—	—	55	36
Net other comprehensive (loss) income(2)	(12)	(40)	27	7
Balance at September 30	$(27)	$(13)	$(27)	$(13)

Cash flow hedges
Beginning balance	$(19)	$(5)	$(12)	$(12)
Other comprehensive (loss) income before reclassifications	(2)	(5)	(1)	3
Amounts reclassified from other comprehensive loss	—	—	(8)	(1)
Net other comprehensive (loss) income(2)	(2)	(5)	(9)	2
Balance at September 30	$(21)	$(10)	$(21)	$(10)

Benefit plans(1)
Beginning balance	$—	$(27)	$(44)	$(28)
Other comprehensive income before reclassifications	—	—	—	1
Amounts reclassified from other comprehensive loss(4)	—	—	44	—
Net other comprehensive income(2)	—	—	44	1
Balance at September 30	$—	$(27)	$—	$(27)

Accumulated other comprehensive loss at September 30	$(48)	$(50)	$(48)	$(50)
__________________________

(1)	Excludes changes in accumulated other comprehensive loss related to noncontrolling interests. Refer to the condensed consolidated statements of comprehensive loss.

(2)
Total other comprehensive (loss) income attributable to SunEdison stockholders was $(14) million and $(45) million for the three month periods ended September 30, 2015 and September 30, 2014, respectively, and $62 million and $(26) million for the nine month periods ended September 30, 2015 and 2014, respectively.

(3)
Amounts reclassified from accumulated other comprehensive loss related to foreign currency translation adjustments for the nine month period ended September 30, 2015 are classified as discontinued operations in the condensed consolidated statements of operations and represent a portion of the loss on disposal of SSL. Amounts reclassified from accumulated other comprehensive loss to noncontrolling interest for the three and nine month periods ended September 30, 2014 relate to derecognition by SunEdison of the accumulated SSL foreign currency translation adjustment attributable to noncontrolling interests as of the date of the SSL initial public offering. This reclassification is not reflected in the condensed consolidated statements of operations.

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

16. VARIABLE INTEREST ENTITIES
We consolidate any VIEs in renewable energy projects in which we are the primary beneficiary. The carrying amounts and classification of our consolidated VIEs’ assets and liabilities included in our consolidated balance sheet are as follows:

	As of September 30, 2015	As of December 31, 2014
In millions
Current assets	$747	$309
Non-current assets	4,217	2,952
Total assets	$4,964	$3,261
Current liabilities	$580	$675
Non-current liabilities	2,848	1,431
Total liabilities	$3,428	$2,106
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
Effective August 5, 2015 as a result of management reorganization effective upon the completion of the GLBL IPO (see Note 18), we identified TerraForm Global as a new reportable segment.
We are organized by end market, with three business segments: Renewable Energy Development, TerraForm Power, and TerraForm Global. Our Renewable Energy Development segment provides renewable energy services that integrate the design, installation, financing, monitoring, operations and maintenance portions of the renewable energy industry segment for our customers. Our Renewable Energy Development segment also owns and operates renewable energy power plants, manufactures polysilicon and silicon wafers, and subcontracts the assembly of solar modules to support our downstream solar business, as well as for sale to external customers as market conditions dictate. Our TerraForm Power segment owns and operates clean power generation assets, both developed by our Renewable Energy Development segment and acquired from unaffiliated third parties, that sell electricity through long-term PPAs to utility, commercial and residential customers based in Organization for Economic Co-operation and Development (“OECD”) member countries such as the United States, the United Kingdom, Canada, and Chile. Our TerraForm Global segment owns and operates clean power generation assets, both developed by our Renewable Energy Development segment and acquired from unaffiliated third parties, that sell electricity through long-term PPAs to utility and commercial customers based in specified emerging market countries located in the following regions: Asia, Africa, Latin America and the Middle East.
The Chief Operating Decision Maker (“CODM”) is our Chief Executive Officer. The CODM primarily evaluates segment performance based on segment operating profit (loss) plus interest expense. The CODM also evaluates the business on several other key operating metrics, including free cash flow.

The following table shows information by operating segment for the three and nine month periods ended September 30, 2015 and 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
In millions
Net sales:
Renewable Energy Development	$293	$431	$842	$1,187
TerraForm Power	163	53	364	83
TerraForm Global	29	7	73	26
Intersegment elimination(1)	(9)	(22)	(25)	(55)
Consolidated net sales	$476	$469	$1,254	$1,241
Operating (loss) income:
Renewable Energy Development	$(310)	$(151)	$(732)	$(337)
TerraForm Power	64	21	92	31
TerraForm Global	(4)	3	—	7
Consolidated operating loss	$(250)	$(127)	$(640)	$(299)
Interest expense:
Renewable Energy Development	$125	$78	$309	$200
TerraForm Power	49	23	122	53
TerraForm Global	40	6	85	14
Consolidated interest expense	$214	$107	$516	$267
Depreciation and amortization:
Renewable Energy Development	$63	$57	$152	$127
TerraForm Power	54	19	141	42
TerraForm Global	8	2	28	5
Consolidated depreciation and amortization(2)	$125	$78	$321	$174
Capital expenditures:
Renewable Energy Development(3)	$816	$426	$1,790	$1,079
TerraForm Power	—	8	8	60
TerraForm Global	—	—	—	—
Consolidated capital expenditures(4)	$816	$434	$1,798	$1,139

(1)
Intersegment sales eliminations relate to operations and maintenance services provided by the Renewable Energy Development segment to the TerraForm Power and TerraForm Global segments and the sale of polysilicon from the Renewable Energy Development segment to SSL prior to the Semiconductor Materials segment meeting the definition of a discontinued operation.

(2)
Consolidated depreciation and amortization per the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 includes $10 million and $87 million, respectively, related to discontinued operations.

(3)
Consists primarily of construction of renewable energy systems of $750 million and $376 million for the three month periods ended September 30, 2015 and 2014, respectively, and $1,619 million and $1,028 million, respectively, for the nine month periods ended September 30, 2015 and 2014.

(4)
Consolidated capital expenditures per the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014 includes $14 million and $71 million, respectively, related to discontinued operations.

Intersegment Sales
Sales of renewable energy systems by the Renewable Energy Development segment to the TerraForm Power and TerraForm Global segments are considered transfers of interests between entities under common control. Accordingly, these transactions are recorded at historical cost in accordance with ASC 805-50, Business Combinations - Related Issues. The difference between the cash proceeds from the sale and the historical carrying value of the net assets is recorded as a distribution by TERP or GLBL to SunEdison and reduces the balance of the noncontrolling interest in TERP or GLBL.

Renewable Energy Development
During the three and nine months ended September 30, 2015, our Renewable Energy Development segment recognized restructuring charges of $27 million and $80 million, respectively. See Note 2 for additional information. During the nine months ended September 30, 2014, our Renewable Energy Development segment recognized restructuring charges of $14 million related to the settlement of a polysilicon supply agreement with SSL. During the three and nine months ended September 30, 2015, our Renewable Energy Development segment recognized long-lived asset impairment charges of $38 million and $55 million, respectively, related to the impairment of goodwill acquired in the acquisition of Mark Group and the impairment of power plant development arrangement intangible assets and construction in progress of certain renewable energy projects. During the three and nine months ended September 30, 2014, our Renewable Energy Development segment recognized long-lived asset impairment charges of $42 million related to the impairment of certain multicrystalline solar wafer manufacturing equipment due to market indications that fair value was less than carrying value, the impairment of certain solar module manufacturing equipment following the termination of a long-term lease arrangement with one of our suppliers and the impairment of a power plant development arrangement intangible asset and work in process related to one of our solar projects.
TerraForm Power
During the three month periods ended September 30, 2015 and 2014 our TerraForm Power segment had acquisition and related costs of $11 million and $4 million, respectively. During the nine month periods ended September 30, 2015 and 2014 our TerraForm Power segment had acquisition and related costs of $33 million and $5 million, respectively. During the three and nine month periods ended September 30, 2014 our TerraForm Power segment had formation and offering related fees and expenses of $1 million and $3 million, respectively.
TerraForm Global
During the three and nine months ended September 30, 2015, our TerraForm Global segment had acquisition, formation and offering related costs of $15 million and $29 million, respectively.
Transfers of Capital Expenditures
A reconciliation of the capital expenditures reported above on a segment basis to the capital expenditures reported by TERP and GLBL on a standalone basis in accordance with rules applicable to transactions between entities under common control for the nine months ended September 30, 2015 and 2014 is as follows:

	Renewable Energy Development	TerraForm Power	TerraForm Global
In millions
Capital expenditures for the nine month period ended September 30, 2015 as reported on a segment basis	$1,790	$8	$—
Capital expenditures transferred from Renewable Energy Development to TERP and GLBL	(514)	419	95
Capital expenditures for the nine month period ended September 30, 2015 as reported by TERP and GLBL	$1,276	$427	$95

Capital expenditures for the nine month period ended September 30, 2014 as reported on a segment basis	$1,079	$60	$—
Capital expenditures transferred from Renewable Energy Development to TERP and GLBL	(828)	707	121
Capital expenditures for the nine month period ended September 30, 2014 as reported by TERP and GLBL	$251	$767	$121
18. INITIAL PUBLIC OFFERING OF TERRAFORM GLOBAL, INC. AND RELATED TRANSACTIONS
Initial Public Offering
On August 5, 2015, we completed the underwritten initial public offering of 45,000,000 Class A shares of GLBL, a yieldco subsidiary, at a price to the public of $15.00 per share (the “GLBL IPO”). All of the shares in the offering were sold by GLBL. SunEdison purchased 2,000,000 Class A shares in the GLBL IPO. We received net proceeds of approximately $594 million in the IPO, after deducting underwriting discounts and commissions, structuring fees and related offering costs. The shares of GLBL began trading on the NASDAQ Global Select Market on July 31, 2015 under the ticker symbol “GLBL.”

Private Placements
On May 6, 2015, we completed a private placement offering (“Offering I”) of Class D units of Global LLC. The aggregate gross proceeds from Offering I were $175 million before deducting placement agent fees and expenses of $11 million. Per the terms outlined in Offering I, 50% of the proceeds were used to repay the amount outstanding under the TerraForm Global Acquisition Facility. Concurrently with the closing of the GLBL IPO, the purchasers received 12,962,963 shares of GLBL's Class A common stock on account of the Class D units purchased in Offering I.
On June 9, 2015, we completed a private placement offering (“Offering II”) of Class D units of Global LLC. The aggregate gross proceeds from Offering II were $335 million before deducting placement agent fees and expenses of $13 million. Concurrently with the closing of the GLBL IPO, the purchasers received 23,508,772 shares of GLBL's Class A common stock on account of the Class D units purchased in Offering II.
On June 9, 2015, certain parties entered into a stock purchase agreement with GLBL in which they agreed to purchase a specified amount of its Class A common stock at a price per share equal to the initial public offering price in a separate private placement transaction (“Offering III” and combined with Offering I and Offering II, the "GLBL Private Placements"). Upon the closing of the GLBL IPO, 4,500,000 shares of Class A common stock were issued to these parties. The aggregate gross proceeds from Offering III were $68 million before deducting placement agent fees and expenses of $5 million.

Senior Notes Offering
Concurrently with the GLBL IPO, GLBL completed the sale of $810 million of 9.75% Senior Notes due 2022 issued by Global Operating LLC in a private offering. See Note 8 for additional information.
Credit Facility
Concurrently with the GLBL IPO, Global Operating LLC entered into a revolving credit facility, which provides for a revolving line of credit of $485 million. See Note 8 for additional information.
Use of Proceeds
GLBL used the proceeds from the GLBL IPO, the Global Private Placements, the Senior Notes and cash on hand to repay and terminate the TerraForm Global Acquisition Facility, fund acquisitions (see Note 3), repay certain GLBL project-level debt and pay for related fees and expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
OVERVIEW
SunEdison is the largest global renewable energy development company and is transforming the way energy is generated, distributed and owned around the world. We develop, finance, install, own and operate renewable power plants, delivering predictably priced electricity to our residential, commercial, government and utility customers. We are also one of the world's largest renewable energy asset managers and provide customers with asset management, operations and maintenance, and monitoring and reporting services. In addition, we manufacture advanced renewable energy materials and technologies.
The accompanying discussion and analysis of SunEdison includes the consolidated results of TerraForm Power, Inc. ("TERP") and TerraForm Global, Inc. ("GLBL"), which are separate SEC registrants. Effective August 5, 2015 as a result of management reorganization effective upon the completion of the initial public offering of GLBL (see Note 18 to the accompanying condensed consolidated financial statements), we identified TerraForm Global as a new reportable segment. The results of TERP and GLBL are reported as our TerraForm Power and TerraForm Global reportable segments, respectively, as described in Note 17 to the accompanying condensed consolidated financial statements. References to "SunEdison", "we", "our" or "us" within the accompanying discussion and analysis refer to the consolidated reporting entity.
During the third quarter of 2015, we focused on a strategic plan for the ongoing operation of our businesses that allows flexibility. Our business strategy is designed to address the most significant opportunities and risks which we currently face, including:

•	Building our renewable energy project pipeline in order to fuel future global growth in our development business across all platforms.

•
Growing our portfolio of owned renewable power generation assets within TerraForm Power, TerraForm Global and warehouses in order to generate cash available for distribution, a portion of which will subsequently be distributed to common shareholders of TerraForm Power and TerraForm Global, as well as, in the future, preferential sponsor only incentive distributions rights to SunEdison.

•
Managing working capital in consideration of our growth initiatives as well as our desire to retain the majority of the renewable energy projects we develop on our balance sheet (through TerraForm Power, TerraForm Global, warehouse vehicles and other partnerships). While this remains our long-term strategy, we may look for opportunities to sell renewable energy systems to third parties in the near term.

Recent Events
On October 26, 2015, a subsidiary of J.P. Morgan entered into an equity commitment letter (“Equity Commitment”) to provide for a maximum aggregate capacity of $650 million of equity to a partnership which is predominately owned by an investment fund managed by J.P. Morgan Asset Management (the “Partnership”). The Partnership will fund projects acquired or developed by SunEdison. Proceeds from the Partnership are expected to provide for payment of an agreed upfront development margin. These assets will be held indefinitely, until TERP exercises its call rights for SunEdison’s partnership interest or until the assets are sold to a third party. The closing of the Partnership is currently expected to occur in the fourth quarter of 2015. Concurrent with the execution of the Equity Commitment, three of our subsidiaries entered into a master purchase and sale agreement with the Partnership. Pursuant to this master purchase and sale agreement, the Partnership has agreed to purchase, subject to customary closing conditions, including receipt of federal regulatory approvals, three utility scale renewable energy projects which have an aggregate nameplate capacity of 633 MW. The closing of the master purchase and sale agreement is expected to close simultaneously with the closing of the Partnership. The Partnership is also expected to acquire a 33% interest in a 425 MW portfolio of solar assets owned by Dominion.
On September 29, 2015, SunEdison’s board of directors approved management’s recommendation of a restructuring intended to optimize business operations in alignment with current and future market opportunities and accelerate cash flow positive operations. The restructuring provides for a workforce reduction of approximately 15% of SunEdison’s global workforce in response to current and expected market conditions and in order to remove duplicative activities created as a result of merger and acquisition activities and business growth. In connection with the restructuring, SunEdison estimates that it will incur total charges of approximately $30 million to $40 million which will be recognized through the first quarter of 2016. These charges primarily consist of severance and other benefits to terminated employees, most of which are expected to be paid out by the end of the fourth quarter of 2016. Restructuring charges of $27 million were recognized during the three months ended September 30, 2015.

On August 21, 2015, we completed a public offering of 650,000 shares of 6.75% Series A Perpetual Convertible Preferred Stock, par value $0.01 per share, at a price of $1,000 per share of perpetual convertible preferred stock. The perpetual convertible preferred stock has no maturity date and SunEdison is not required to redeem the perpetual convertible preferred stock at any time. Holders of the perpetual convertible preferred stock will have the right to convert their shares of perpetual convertible preferred stock, in whole or in part, at any time, into shares of SunEdison common stock at the applicable conversion rate. Initially, the conversion rate per share of perpetual convertible preferred stock is 56.7666 shares of SunEdison common stock (equivalent to an initial conversion price of $17.62 per share of common stock). On or after September 6, 2020, we may cause all or any portion of the Perpetual Convertible Preferred Stock to be converted, at our option, into shares of common stock of SunEdison at the then-prevailing conversion rate, subject to certain conditions. We received net proceeds of $626 million from the offering, after deducting the underwriters' discount and estimated offering expenses. The net proceeds from the offering of the perpetual convertible preferred stock were used for general corporate purposes, which include funding working capital and growth initiatives.
On August 17, 2015, SunEdison entered into an equity commitment letter with West Street Global Infrastructure Partners III, L.P., West Street International Infrastructure Partners III, L.P., West Street European Infrastructure Partners III, L.P. and Broad Street Principal Investments, L.L.C. (the “Funds”) and a debt commitment letter with a syndicate of banks to create a $1.0 billion warehouse investment vehicle (“West Street Infrastructure Partners Warehouse”) for the acquisition, construction financing and placement into operation of utility scale solar and wind projects (“Renewable Energy Projects”). SunEdison intends for West Street Infrastructure Partners Warehouse to acquire Renewable Energy Projects from SunEdison and other third parties and to ultimately sell such projects to TERP. In connection therewith, West Street Infrastructure Partners Warehouse has up to $300 million of equity committed to be provided by the Funds and $700 million of debt committed to be provided by a syndicate of banks including Bank of America, N.A., Morgan Stanley Senior Funding, Inc., and Deutsche Bank Securities Inc.

On August 5, 2015, we completed the underwritten initial public offering of 45,000,000 Class A shares of GLBL, a yieldco subsidiary, at a price to the public of $15.00 per share (the “GLBL IPO”). All of the shares in the offering were sold by GLBL. SunEdison purchased 2,000,000 Class A shares in the GLBL IPO. We received net proceeds of $594 million, after deducting underwriting discounts and commissions, structuring fees and related offering costs. The shares of GLBL began trading on the NASDAQ Global Select Market on July 31, 2015 under the ticker symbol “GLBL.” Concurrently with the GLBL IPO, GLBL completed the sale of $810 million of 9.75% Senior Notes due 2022 issued by Global Operating LLC in a private offering. The Senior Notes bear interest at a fixed rate, which interest is payable in cash semiannually, and have a seven year term. The Senior Notes are subject to customary redemption rights for high yield debt securities. As of the completion of the GLBL IPO, we have identified TerraForm Global as a reportable segment and our results on a segment basis are reported accordingly.
On July 20, 2015, SunEdison and Vivint Solar, Inc. ("Vivint Solar") entered into an Agreement and Plan of Merger, dated as of July 20, 2015 (as it may be amended from time to time, the "Merger Agreement'), by and among SunEdison, SEV Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of SunEdison ("Merger Sub"), and Vivint Solar, pursuant to which SunEdison will acquire Vivint Solar for total consideration currently estimated at approximately $1.6 billion, payable in a combination of cash, shares of SunEdison common stock and SunEdison convertible notes to be issued in connection with the Merger.
On July 15, 2015, we entered into a securities purchase agreement with Light Energia S.A. in which we agreed to acquire all of Light Energia's ownership interest, approximately 16%, in Renova for $250 million. The purchase price is payable in shares of SunEdison common stock. This transaction has not yet closed and is subject to customary closing conditions. GLBL entered into an additional agreement on July 15, 2015 with Renova (the "Backlog Agreement") to acquire certain development-stage projects between 2017 and 2020 provided significant conditions and contingencies are met. GLBL subsequently assigned its rights and obligations under the Backlog Agreement to SunEdison. The Backlog Agreement covers twelve wind and hydro-electric projects in Brazil which represent an aggregate capacity of approximately 2.5 GW. These projects are in various stages of planning and development, and this commitment is subject to significant conditions, along with satisfactory due diligence, regulatory approvals and certain third party consents, and each project must also meet certain technical and operational requirements. If the significant conditions and other contingencies described above are met and all 12 projects are acquired, the aggregate consideration for these projects is currently projected at approximately $4 billion.
On June 30, 2015, TERP entered into a definitive agreement to acquire net ownership of 930 MW of operating and under construction wind power plants from Invenergy for approximately $1.1 billion in cash and the assumption of approximately $818 million of project-level indebtedness. TERP has obtained commitments for a senior unsecured bridge facility of up to $860 million to fund the acquisition of these wind power plants Final closing of this acquisition is expected by the fourth quarter of 2015.

On July 1, 2015, SunEdison disposed of 10,608,903 ordinary shares of SunEdison Semiconductor Ltd. ("SSL") in connection with an underwritten public offering of 15,935,828 ordinary shares of SSL at a price to the public of $18.25 per share. We received net proceeds from the disposal of $184 million. As a result of this transaction, we recorded a $3 million gain within discontinued operations. Upon this disposal, we have effectively liquidated our investment in SSL.
Renewable Energy Development Segment
During the three and nine month period ended September 30, 2015, Renewable Energy Development segment revenues were recognized for sales of completed renewable energy systems and other solar products totaling 41 MW and 133 MW, respectively. During the three month period ended September 30, 2015, 534 MW of additional projects were constructed and held on the balance sheet.
We continue to evaluate project development opportunities globally. We have a project pipeline of approximately 8 GW as of September 30, 2015. Approximately 6 GW of our 8 GW project pipeline represents project backlog, which includes projects that are either currently under construction or for which we have an executed power purchase agreement ("PPA") or other energy off-take agreement such as a feed-in tariff ("FiT").
As of September 30, 2015, of our backlog, we had 2,884 MW of renewable energy projects under construction compared to 467 MW as of December 31, 2014. Our projects currently under construction are predominately located in India, Chile, China and the U.S.
The following table summarizes our individually significant projects under construction as of September 30, 2015, which are expected to be completed within the next six months. The remaining 1,895 MW in projects under construction are not individually material in size and vary in stages of construction and jurisdictions.

Project	Location	Generation Type	Rated Capacity (MW)[1]	PPA Counterparty
Project A	U.S	Wind	300	HP3
Project B	U.S.	Wind	200	N/A2
Project C	U.S.	Wind	185	Western Massachusetts Electric Company, NStar Electric Company, National Grid, and Unitil
Project D	U.S.	Solar	156	Public Service Company of Colorado
Project E	U.S.	Solar	148	Western Massachusetts Electric Company, NStar Electric Company, National Grid, and Unitil
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
3HP has signed a PPA for 112 MW capacity of this project. The remaining MW generated with this project will be sold to an independent system operator market, with a pricing fixed via a forward contract with Citi.
TerraForm Power Segment
TerraForm Power's current portfolio consists of solar and wind projects located in the U.S., Canada, the U.K. and Chile with total nameplate capacity (rated capacity adjusted for TerraForm Power's economic interest) of 1,871 MW. TerraForm Power's projects generally have long-term PPAs with a weighted average (based on MW) remaining life of 16 years as of September 30, 2015. Megawatt hours sold increased from 327 thousand for the three month period ended September 30, 2014 to 846 thousand for the three month period ended September 30, 2015. Megawatt hours sold increased from 440 thousand for the nine month period ended September 30, 2014 to 2,392 thousand for the same period in 2015. Megawatt hours sold refers to the actual volume of electricity generated and sold during a particular period.
TerraForm Global Segment
TerraForm Global's current portfolio consists of solar projects located in China, India, South Africa, Malaysia and Thailand and wind projects located in China and India. These projects have a total combined capacity of 677 MW. TerraForm Global's projects generally have long-term PPAs with a weighted average (based on MW) remaining life of 19 years as of September 30, 2015. Megawatt hours sold increased from 35 thousand for the three month period ended September 30, 2014 to 247 thousand for the same period in 2015. Megawatt hours sold increased from 118 thousand for the nine month period ended September 30, 2014 to 644 thousand for the same period in 2015.

RESULTS OF OPERATIONS
Net Sales
Net sales by segment for the three and nine month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Renewable Energy Development	$293	$431	$842	$1,187
TerraForm Power	163	53	364	83
TerraForm Global	29	7	73	26
Intersegment eliminations	(9)	(22)	(25)	(55)
Consolidated net sales	$476	$469	$1,254	$1,241
Renewable Energy Development
Renewable Energy Development segment net of intersegment elimination sales were $284 million for the three month period ended September 30, 2015, comprised of sales of renewable energy systems, excluding residential and small commercial, of $30 million, residential and small commercial of $53 million, energy production and services of $113 million and solar materials of $88 million. Renewable energy system sales, excluding residential and small commercial, decreased $221 million over prior year due to our strategic decision to retain ownership of certain renewable energy systems we develop. While this remains our long-term strategy, we may look for opportunities to sell renewable energy systems to third parties in the near term. Net sales to residential and small commercial customers increased $37 million over prior year due to our residential expansion through acquisitions and other various growth initiatives. Renewable energy system sales, including residential, totaled 41 MW recognized in the three months ended September 30, 2015 as compared to 95 MW in same period of 2014. Net sales from energy production and services increased $41 million over the prior year due to our strategic decision to retain ownership of certain renewable energy systems we develop. Net sales of solar materials increased $18 million over the prior year primarily due to sales to SSL, which were intercompany sales in the prior year.
Renewable Energy Development segment net of intersegment elimination sales were $817 million for the nine month period ended September 30, 2015, comprised of sales of renewable energy systems, excluding residential and small commercial, of $196 million, residential and small commercial of $112 million, energy production and services of $257 million and solar materials of $254 million. Renewable energy systems sales, excluding residential and small commercial, decreased $476 million over prior year due to our strategic decision to retain ownership of certain renewable energy systems we develop. While this remains our long-term strategy, we may look for opportunities to sell renewable energy systems to third parties in the near term. Net sales to residential and small commercial customers increased $83 million over prior year due to our residential expansion through acquisitions and other various growth initiatives. Renewable energy system sales, including residential and small commercial, totaled 133 MW recognized in the nine months ended September 30, 2015 as compared to 263 MW in same period of 2014. Net sales from energy production and services increased $108 million over the prior year due to our strategic decision to retain ownership of certain renewable energy systems we develop. Net sales of solar materials decreased $31 million over the prior year primarily due to third party solar module sales which occurred in the prior year period that did not recur in the current period.
TerraForm Power
TerraForm Power segment net sales increased $110 million in the three month period ended September 30, 2015, compared to the same period in 2014, primarily due to energy and incentive revenue associated with operating projects acquired and projects which achieved commercial operations subsequent to September 30, 2014. Megawatt hours sold increased from 327 thousand for the three month period ended September 30, 2014 to 846 thousand for the three month period ended September 30, 2015.
TerraForm Power segment net sales increased $281 million in the nine month period ended September 30, 2015, compared to the same period in 2014, primarily due to energy and incentive revenue associated with operating projects acquired and projects which achieved commercial operations subsequent to September 30, 2014. Megawatt hours sold increased from 440 thousand for the nine month period ended September 30, 2014 to 2,392 thousand for the nine month period ended September 30, 2015.

TerraForm Global
TerraForm Global segment net sales increased $22 million in the three month period ended September 30, 2015, compared to the same period in 2014, primarily due to energy revenue associated with operating projects acquired and projects which achieved commercial operations subsequent to September 30, 2014. Megawatt hours sold increased from 35 thousand for the three month period ended September 30, 2014 to 247 thousand for the three month period ended September 30, 2015.
TerraForm Global segment net sales increased $47 million in the nine month period ended September 30, 2015, compared to the same period in 2014, primarily due to energy revenue associated with operating projects acquired and projects which achieved commercial operations subsequent to September 30, 2014. Megawatt hours sold increased from 118 thousand for the nine month period ended September 30, 2014 to 644 thousand for the nine month period ended September 30, 2015.
Gross Profit
Gross profit by segment for the three and nine month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
In Millions	2015		2014		2015		2014
Renewable Energy Development	$(1)	—%	$5	1%	$29	3%	$18	2%
TerraForm Power	94	58%	31	58%	169	46%	50	60%
TerraForm Global	18	62%	5	71%	50	68%	16	62%
Total gross profit	$111	23%	$41	9%	$248	20%	$84	7%
Renewable Energy Development
Renewable Energy Development segment gross profit decreased by $6 million for the three months ended September 30, 2015 compared to the same period in 2014 predominately due to gross profit of $30 million attributable to energy production and services offset by a loss in our solar materials operations of $39 million driven by costs related to an adverse supply contract agreement.
Renewable Energy Development segment gross profit increased $11 million for the nine month period ended September 30, 2015 compared to the same period in 2014 predominately due to gross profit of $92 million attributable to energy production and services offset by a loss in our solar materials operations of $102 million driven by costs related to an adverse supply contract agreement. The slight increase of $11 million over prior year is primarily driven by the combination of higher energy revenue due to increased operating projects retained, increased volume in residential and small commercial sales and other one time charges incurred in 2014 that did not repeat in 2015.
TerraForm Power
TerraForm Power segment gross profit increased $63 million in the second quarter of 2015, as compared to the same period in 2014, due to higher net sales volumes. TerraForm Power maintained a gross margin of 58% for the quarter, flat to prior year.
TerraForm Power segment gross profit increased $119 million for the nine month period ended September 30, 2015, as compared to the same period in 2014, primarily due to higher net sales volumes. Gross margin as of the nine month period ended September 30, 2015 was 46% as compared to 60% for the nine month period ended September 30, 2014.
TerraForm Global
TerraForm Global segment gross profit increased $13 million in the second quarter of 2015, as compared to the same period in 2014, primarily due to higher net sales volumes. Gross margins as of the three months period ended September 30, 2015 were 62% as compared to 71% in the three month period ended September 30, 2014. Gross profit increase driven by additional projects placed into operations through construction or acquisition post September 30, 2014.
TerraForm Global segment gross profit increased $34 million for the nine month period ended September 30, 2015, as compared to the same period in 2014, primarily due to higher net sales volumes. Gross margin as of the nine month period ended September 30, 2015 was 68% as compared to 62% for the nine month period ended September 30, 2014. Gross profit increase driven by additional projects placed into operations through construction or acquisition post September 30, 2014.

Operating Expenses
General and Administrative
General and administrative expenses by segment for the three and nine month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Renewable Energy Development	$244	$114	$625	$299
As a percentage of net sales	83%	26%	74%	25%
TerraForm Power	31	10	78	19
As a percentage of net sales	19%	19%	21%	23%
TerraForm Global	21	2	50	9
As a percentage of net sales	72%	29%	68%	35%
Total general and administrative	$296	$126	$753	$327
As a percentage of net sales	62%	27%	60%	26%
Renewable Energy Development
Renewable Energy Development segment operating expenses increased $130 million in the three months ended September 30, 2015, as compared to the same period in 2014. This increase was primarily due to increases in Renewable Energy Development segment headcount to support growth, acquisition-related transaction costs of $28 million, and operating expenses related to acquisitions since September 30, 2014.
Renewable Energy Development segment operating expenses increased $326 million for the nine month period ended September 30, 2015 as compared to the same period in 2014. This increase was due to increases in Renewable Energy Development segment headcount to support growth, acquisition-related transaction costs of $90 million, operating expenses related to acquisitions since September 30, 2014, noncapitalizable expenses for the GLBL IPO, and increased marketing and selling expenses for our residential growth initiatives.
TerraForm Power
TerraForm Power segment operating expenses increased by $21 million in the three month period ended September 30, 2015 as compared to the same period in 2014, primarily due to acquisition costs of $11 million, increased stock-based compensation expense, increased expenses for non-recurring plant-level professional fees for legal and other consulting services related to tax equity transactions, and increased costs related to owning more renewable energy systems than in 2014.
TerraForm Power segment operating expenses increased by $59 million for the nine month period ended September 30, 2015 as compared to the same period in 2014, primarily due to acquisition costs of $33 million, increased stock-based compensation expense, increased expenses for non-recurring plant-level professional fees for legal and other consulting services related to tax equity transactions, and increased costs related to owning more renewable energy systems than in 2014.
TerraForm Global
TerraForm Global segment operating expenses increased by $19 million in the three month period ended September 30, 2015 as compared to the same period in 2014, primarily due to acquisition and IPO formation costs of $15 million and increased costs related to owning more renewable energy systems than in 2014.
TerraForm Global segment operating expenses increased by $41 million for the nine month period ended September 30, 2015 as compared to the same period in 2014, primarily due to acquisition costs of $28 million and increased costs related to owning more renewable energy systems than in 2014.

Restructuring Charges
Restructuring charges for the three and nine month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended Sep. 30,
In millions	2015	2014	2015	2014
Restructuring charges	$27	$—	$80	$14
As a percentage of net sales	6%	—%	6%	1%
The Renewable Energy Development Segment incurred $27 million in restructuring charges for the three month period ended September 30, 2015. On September 29, 2015, the SunEdison Board of Directors approved management’s recommendation to a restructuring plan intended to optimize business operations in alignment with current and future market opportunities, and accelerate cash flow positive operations. The restructuring provides for a workforce reduction of approximately 15% of our global workforce in response to current and expected market conditions and in order to remove duplicative activities created as a result of merger and acquisition activities and business growth. In connection with the restructuring, we expect to incur total charges of approximately $30 million to $40 million which will be recognized through the first quarter of 2016. We recognized $27 million related to the restructuring primarily for severance and other benefits to terminated employees, most of which are expected to be paid out by the end of the fourth quarter of 2016.
In addition to the $27 million in charges incurred related to the recently announced restructuring plan, the Renewable Energy Development segment incurred $53 million in restructuring charges for the nine month period ended September 30, 2015 related to the settlement of a dispute with Wacker Chemie AG. On May 7, 2015, we entered into a settlement and release agreement with Wacker to settle all claims and disputes relating to the previous agreements. Under the settlement and release agreement, Wacker retained certain deposits which we previously paid under the agreements in the amount of 24 million euro. In addition, we agreed to pay Wacker a total of 54 million euro comprised of three equal quarterly installments beginning in June 2015, and we made a payment in June 2015 of 23 million euro for the payment of outstanding invoices.
During the nine months ended September 30, 2014, our Renewable Energy Development segment recognized restructuring charges $14 million related to the settlement of a polysilicon supply agreement with SSL.
Long-lived Asset Impairment Charges
Long-lived asset impairment charges for the three and nine month periods ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Long-lived asset impairment charges	$38	$42	$55	$42
As a percentage of net sales	8%	9%	4%	3%
The Renewable Energy Development segment incurred $38 million in impairment charges for the three month period ended September 30, 2015 related to the decision to sell the recently acquired Mark Group, a U.K. based solar panel installer. We purchased the Mark Group in July 2015, but due to proposed changes in the FiT program in the U.K., the U.K.'s rooftop solar photovoltaic market was negatively impacted and our long-term plan with respect to this acquisition became unviable. In response to these developments we sold Mark Group in October 2015 to its management group for an immaterial amount of consideration and will exit residential operations in the U.K. market. Based on the agreed upon sales price in this subsequent transaction, we determined that the goodwill recognized upon acquisition was impaired and we recognized a long lived asset impairment charge of $38 million during the three months ended September 30, 2015.
The Renewable Energy Development segment incurred $55 million in impairment charges for the nine month periods ended September 30, 2015 related to the impairment of the Mark Group acquisition, impairment of power plant development arrangement intangible assets and construction in progress of certain renewable energy projects.
During the three and nine months ended September 30, 2014, our Solar Energy segment recognized long-lived asset impairment charges of $42 million. Charges resulted from the impairment of certain multicrystalline solar wafer manufacturing equipment due to market indications that fair value was less than carrying value, the impairment of certain solar module manufacturing equipment following the termination of a long-term lease arrangement with one of our suppliers and the impairment of a power plant development arrangement intangible asset and work in process related to one of our solar projects.

Non-operating Expenses (Income)
Interest Expense
Interest expense by segment for the three and nine month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Renewable Energy Development	$125	$78	$309	$200
As a percentage of net sales	43%	18%	37%	17%
TerraForm Power	49	23	122	53
As a percentage of net sales	30%	43%	34%	64%
TerraForm Global	40	6	85	14
As a percentage of net sales	138%	86%	116%	54%
Total interest expense	$214	$107	$516	$267
As a percentage of net sales	45%	23%	41%	22%
Renewable Energy Development
The Renewable Energy Development segment incurred an additional $47 million in interest expense for the three month period ended September 30, 2015 compared to the same period in 2014, driven by increased levels of debt outstanding incurred to support increased development and construction activity and acquisitions. We incurred $42 million in interest expense, amortization of debt discount and amortization of debt fees related to our convertible senior notes for the three month period ended September 30, 2015 compared to $28 million in the same periods in the prior year. For the three month period ended September 30, 2015, we incurred $15 million in interest expense and amortization of debt fees related to the term loans for our First Reserve Warehouse and TerraForm Private Warehouse. In addition, we incurred $7 million in accretion expense for the contingent consideration liability recognized in connection with the First Wind acquisition.
The Renewable Energy Development segment incurred an additional $109 million in interest expense for the nine month period ended September 30, 2015 compared to the same period in 2014, driven by increased levels of debt outstanding incurred to support increased development and construction activity and acquisitions. We incurred an additional $46 million related to interest expense, amortization of debt discount and amortization of debt fees from the issuance of additional convertible senior notes subsequent to the third quarter of 2014. Due to additional interest rate swap agreements entered into subsequent to September 30, 2014 for which we have not elected cash flow hedge accounting, we have incurred an increase of $54 million in interest expense for the nine month period ended September 30, 2015 compared to the same period in the prior year related to the changes in fair value associated with these instruments. Further, we incurred $19 million in accretion expense for the contingent consideration liability recognized in connection with the First Wind acquisition.
TerraForm Power
TerraForm Power segment interest expense increased by $26 million during the three months ended September 30, 2015 and $69 million during the nine months ended September 30, 2015 as compared to the same periods in 2014, primarily due to increased indebtedness at the project-level as well as increased borrowings as a result of the segment's senior notes offerings, which resulted in higher interest expense compared to the same period in 2014.
TerraForm Global
TerraForm Global segment interest expense increased by $34 million during the three months ended September 30, 2015 and $71 million during the nine months ended September 30, 2015 as compared to the same period in 2014, primarily due to increased indebtedness at the project-level as well as increased borrowings as a result of the segment's senior notes offerings, which resulted in higher interest expense compared to the same period in 2014.

Interest Income
Interest income for the three and nine month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Total interest income	$(2)	$(3)	$(16)	$(12)
As a percentage of net sales	—%	(1)%	(1)%	(1)%
Interest income for the three month period ended September 30, 2015 is consistent with the same period in 2014.
Interest income for the nine month period ended September 30, 2015 increased compared to the same period in 2014 due to reclassifications of other comprehensive income on cash flow hedging instruments to earnings and higher levels of interest earned on increased restricted cash balances.
Loss on Early Extinguishment of Debt
Loss on extinguishment of debt for the three and nine month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Total loss on early extinguishment of debt, net	$1	$—	$85	$—
As a percentage of net sales	—%	—%	7%	—%
Net loss on the early extinguishment of debt of $85 million for the nine months ended September 30, 2015 was primarily attributable to a $75 million loss on the exchange of a portion of the 2018/2021 Notes recognized within the Renewable Energy Development segment, $20 million due to the termination of the 2019 TERP Term Loan and a related interest rate swap, the extinguishment of the 2017 TERP Revolver and prepayment premiums paid in conjunction with the settlement of certain First Wind indebtedness at the acquisition date offset slightly by an $11 million gain recognized by the TerraForm Power segment for the payoff of debt assumed from certain operating projects.

Gain on previously held equity investment
Gain on previously held equity investment for the three and nine month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Gain on previously held equity investment	$(45)	$—	$(45)	$(146)
As a percentage of net sales	(9)%	—%	(4)%	(12)%
Gain on previously held equity investment for the three month period ended September 30, 2015 increased by $45 million compared to the same period in 2014 primarily due to a gain on the sale of our equity method investment in NexTracker, Inc.
Gain on previously held equity investment for the nine month period ended September 30, 2015 decreased by $101 million compared to the same period in 2014, predominately due to a $146 remeasurement gain on the SMP acquisition reported in the prior year which was not replicated in 2015.
Other Expense (Income)
Other (income) expense, net for the three and nine month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Total other (income) expense, net	$(51)	$9	$(53)	$19
As a percentage of net sales	(11)%	2%	(4)%	2%

Total other income for the three and nine month periods ended September 30, 2015 increased by $60 million and $72 million, respectively, compared to the same periods in 2014, primarily attributable to a $57 million gain recorded for the deconsolidation of the Three Cedars project upon the sale of the project to a joint venture with Dominion, a $45 million gain recognized for a fair value adjustment related to liabilities for mandatorily redeemable financial instruments in connection with the SRP acquisition, a $28 million gain on the remeasurement of our previously held investments in Witkop and Soutpan following the acquisition of a controlling interest in these projects, offset by a $38 million net loss related to foreign currency forward contracts entered into to economically hedge the purchase prices on certain of GLBL's acquisitions dominated in foreign currencies and other net foreign currency transaction losses.
Income Tax (Benefit) Expense
Income tax benefit for the three and nine month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Income tax (benefit) expense	$(35)	$(2)	$(246)	$(12)
Income Tax Rate as a % of Loss Before Income Taxes	10%	1%	22%	1%
For the three month period ended September 30, 2015, we recorded an income tax benefit of $35 million and an effective tax rate of 10% compared to an income tax benefit of $2 million and an effective tax rate of 1% for the same period of 2014. The income tax benefit in the three month period ending September 30, 2015 is associated with tax expense as result of worldwide operational earnings mix at various rates, a tax expense of $10 million related to refinements to purchase accounting for 2015 acquisitions whereby acquired deferred tax liabilities were used as a source of income against current year generated deferred tax assets, a tax benefit of $18 million related to reduction of valuation allowance due to a taxable gain recognized in stockholders’ equity utilizing tax attributes and a tax benefit of $28 million related to intraperiod allocation of tax expense for derivatives recorded in other comprehensive income.
For the nine month period ended September 30, 2015, we recorded an income tax benefit of $246 million and an effective tax rate of 22% compared to an income tax benefit of $12 million and an effective tax rate of 1% for the same period of 2014. The income tax benefit in the nine month period ending September 30, 2015 is associated with tax expense as result of worldwide operational earnings mix at various rates, a tax benefit of $67 million related to the ability to use acquired deferred tax liabilities as a source of income against current year generated deferred tax assets, a tax benefit of $100 million for the establishment of deferred taxes related to certain convertible senior note transactions, a tax benefit of $55 million related to reduction of valuation allowance due to a taxable gain recognized in stockholders’ equity utilizing tax attributes previously offset with valuation allowance, a tax benefit of $28 million related to intraperiod allocation of tax expense for derivatives recorded in other comprehensive income, and a tax benefit of $3 million for reversal of certain liabilities for uncertain tax positions.
Equity in Earnings (Loss) of Equity Method Investments, Net of Tax
Equity in earnings (loss) of equity method investments, net of tax, for the three and nine month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Equity in earnings (loss) of equity method investments, net of tax	$1	$—	$(11)	$10
Equity in earnings (loss) of equity method investments, net of tax reported for the nine month periods ended September 30, 2015, was primarily related to the equity in loss recognized as a result of our 25.6% retained ownership interest in SSL through Q2 2015. As of July 1, 2015, we have effectively liquidated our investment in SSL.

Income (Loss) from Discontinued Operations, Net of Tax
Income/(loss) from discontinued operations, net of tax, for the three and nine month periods ended September 30, 2015 and 2014 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
In millions	2015	2014	2015	2014
Income (loss) from discontinued operations	$3	$(79)	$(118)	$(81)
For the nine month period ended September 30, 2015, loss from discontinued operations attributable to SunEdison stockholders increased by $37 million over the same period in the prior year due primarily to the $123 million loss on the disposal of our controlling interest in SSL, offset by a slight $3 million gain recorded in the third quarter for the additional 10,608,903 shares sold on July 1, 2015.

FINANCIAL CONDITION
The following table summarizes the significant changes in our financial condition as of September 30, 2015 as compared to December 31, 2014:

	$ Change	% Change	Explanation
Assets as of September 30, 2015 as compared to December 31, 2014
Total cash, cash equivalents, cash committed for construction and restricted cash	$2,464	196%	Increase in cash driven by preferred stock offering, sale of remaining interests in SSL and Global IPO
Accounts receivable, net	75	20%	Increase primarily due to acquisitions
Prepaid and other current assets	172	19%	Increase primarily due to acquisitions
Current assets held for sale	800	100%	Increase due to the decision to sell SRP's India, Bulgaria, Greece, France and Italy projects
Investments	7	5%	Immaterial change
Renewable energy systems	4,865	91%	Increase primarily due to our acquisitions of Atlantic Power and First Wind and construction of renewable energy systems during the year
Other property, plant and equipment	18	2%	Immaterial change
Goodwill	438	600%	Increase primarily due to our acquisition of First Wind
Other intangible assets	904	154%	Increase driven by our acquisitions of Atlantic Power and First Wind
Other assets	521	83%	Increase primarily due to acquisitions and deposit for the purchase of shares in SMP, Ltd. from SSL
Assets of discontinued operations	(1,050)	(100)%	Decrease due to deconsolidation of SSL
Liabilities as of September 30, 2015 as compared to December 31, 2014
Current portion of long-term debt and short-term borrowings	$827	77%	Increase primarily due to short-term debt acquired as a result of our acquisition of First Wind
Accounts payable	7	1%	Immaterial change
Current liabilities held for sale	652	100%	Increase due to the decision to sell SRP's India, Bulgaria, Greece, France and Italy projects
Long-term debt, less current portion	3,852	65%
Increase due to issuance of our senior convertible notes due 2022, 2023 and 2025, Margin Loan Agreement, Exchangeable Notes, First Reserve Warehouse Term Loan, TerraForm Private Term Loan, TerraForm Power's senior notes due 2023, and TerraForm Global's Senior Notes due 2022, offset by the exchange of a portion of the senior convertible notes due 2018 and 2021 and repayment of the 2019 TerraForm Power Term Loan

Contingent consideration	492	1,144%	Increase primarily due to our acquisition of First Wind
Deferred revenue	376	127%	Increase primarily driven by the First Wind acquisition
Other liabilities	403	37%	Increase primarily due to acquisitions and higher asset retirement obligations
Liabilities of discontinued operations	(483)	(100)%	Decrease due to deconsolidation of SSL

LIQUIDITY AND CAPITAL RESOURCES
Consolidated Liquidity Overview
Our principal liquidity requirements are to finance current operations; capital expenditures and expenditures for the construction of renewable energy systems for sale or to retain on our balance sheet; acquisitions; service our debt; fund our operations; and to fund cash dividends or other distributions to investors. As a normal part of our business, depending on market conditions, we will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in our operating plans, including changes in our acquisitions plans, changes in the timing and terms of pending acquisitions and related financings, changes in our decisions to sell renewable energy systems to third parties or retain the systems on our balance sheet, delays in the development or construction of renewable energy systems, changes in macro or industry economic conditions, lower than anticipated revenues, increased expenses, acquisitions or other events may cause us to seek additional debt or equity financing.
Our consolidated financial statements have been prepared assuming the realization of assets and the satisfaction of liabilities in the normal course, as well as continued compliance with the financial and other covenants contained in our existing credit facilities and other financing arrangements.
Our consolidated liquidity as of September 30, 2015 was approximately $3.1 billion, comprised of cash and cash equivalents and cash committed for construction projects. As of December 31, 2014, our consolidated liquidity was approximately $1.0 billion. Cash committed for construction projects includes cash deposited into bank accounts in the normal course of business for general use only in the operations of the project company to build solar energy systems. The cash cannot be used by other project companies or for general corporate purposes. Approximately $334 million of cash and cash equivalents was held by our foreign subsidiaries, a portion of which may be subject to repatriation tax effects. We believe that any repatriation tax effects would have minimal impacts on future cash flows. The tax effects could be minimized by our actions, including, but not limited to, our ability to bring cash and cash equivalents to the U.S. through settlement of certain intercompany loans.
As of September 30, 2015, on a consolidated basis, SunEdison had $2.4 billion of cash and cash equivalents of which $1.1 billion was held by GLBL, $636 million was held by TERP and $207 million was held by foreign subsidiaries not part of TERP and GLBL. As of September 30, 2015, SunEdison had access to $1.3 billion in cash and cash equivalents, including cash committed for construction projects. SunEdison may obtain access to some of the consolidated cash and cash equivalents held by TERP and GLBL by receiving it in the form of distributions. Future distributions in the form of dividends from TERP and GLBL would be subject to the approval of the respective boards of directors (and in the case of GLBL are not permitted until 2017) and in each case would be made to all shareholders of TERP and GLBL and, therefore, SunEdison has only conditional access to a portion of the cash and cash equivalents in such entities.
As of September 30, 2015, our total indebtedness was $11.7 billion. As of December 31, 2014, our total indebtedness was $7.0 billion. The increase in our total indebtedness since December 31, 2014 is primarily due to funding for increased development and construction activity and acquisitions. We typically finance our renewable energy projects through project entity specific debt secured by the project entity's assets (mainly the renewable energy system) with no recourse to SunEdison, Inc. As of September 30, 2015, $8,628 million of our total indebtedness had no recourse to SunEdison, Inc. As of December 31, 2014, $5,392 million of our total indebtedness had no recourse to SunEdison, Inc.
We incurred a net loss attributable to SunEdison stockholders of $284 million and $919 million for the three and nine month period ended September 30, 2015, respectively, and we used $1,136 million of cash in operations. We expect to continue to incur losses, and we expect our operations, including our acquisition activities, to continue to require substantial cash expenditures, cash commitments and third party financing.
As of September 30, 2015, we had positive working capital of $655 million, compared to a working capital deficit of $356 million as of December 31, 2014. Our working capital is impacted by short-term borrowings and trade accounts payable used to construct renewable energy systems as well as the current portion of our long-term debt. For renewable energy systems that we intend to retain on our balance sheet, we intend to refinance these short-term construction borrowings with permanent capital, generally when these systems achieve commercial operations, which may include issuing long-term, non-recourse debt. Our working capital can also fluctuate significantly from period to period as a result of the timing of cash inflows and outflows associated with our development and construction activities.
While we continue to incur significant indebtedness to fund our operations and acquisitions and have significant pending obligations, we believe that the sources of liquidity described below will be sufficient to support our operations for the next twelve months, although various factors could affect our liquidity position, including changes in the anticipated timing and terms of pending and completed acquisitions and the availability of project capital. Accordingly, no assurances can be made that we will not require additional sources of liquidity to execute our business plan. Management continues to regularly monitor our ability to finance the needs of operating, financing and investing activities within the dictates of prudent balance sheet management as our long-term growth will require additional capital. Our ability to meet our debt service obligations and other capital requirements, including capital expenditures and acquisitions, will depend on various factors, including our future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond our control.
As of September 30, 2015 we own 43% of TERP and 34% of GLBL. We include both entities in our consolidated financial statements on the basis that we control of TERP and GLBL. However, TERP and GLBL and their subsidiaries are separate legal entities with their own creditors and other stakeholders. The renewable energy generation assets that TERP and GLBL and its subsidiaries have acquired and expect to acquire in the future are and will be legally owned by those entities and are not available to satisfy claims of creditors of SunEdison or our other non-TERP or GLBL subsidiaries. Except to the extent provided in certain agreements entered into with TERP and GLBL and its subsidiaries with respect to acquisitions and for the receipt of selected services and financial support from SunEdison, SunEdison has no obligations with respect to TERP or GLBL or for the benefit of its creditors.
The liquidity and capital resources, and the related trends and uncertainties therein, for the Renewable Energy Development, TerraForm Power and TerraForm Global vary based on the nature of each segment's operations and thus the liquidity and capital resources of each segment is separately addressed in the following discussion.
Renewable Energy Development Segment Liquidity
The Renewable Energy Development segment's liquidity as of September 30, 2015 was $1.3 billion, comprised of cash and cash equivalents and cash committed for construction projects. As of December 31, 2014, the Renewable Energy Development segment's liquidity was $326 million.
As of September 30, 2015, the Renewable Energy Development segment's total indebtedness was $7.9 billion. As of December 31, 2014, the Renewable Energy Development segment's total indebtedness was $4.8 billion. The increase in the Renewable Energy Development segment's total indebtedness since December 31, 2014 is primarily due to funding for increased development and construction activity and acquisitions. The Renewable Energy Development segment typically finances renewable energy projects through project entity specific debt secured by the project entity's assets (mainly the renewable energy system) with no recourse to SunEdison, Inc. As of September 30, 2015, $4.8 billion of the Renewable Energy Development segment's total indebtedness had no recourse to SunEdison, Inc. As of December 31, 2014, $3.2 billion of the Renewable Energy Development segment's total indebtedness had no recourse to SunEdison, Inc.
The rate of growth of the Renewable Energy Development segment depends on access to capital. We expect that the continued execution of our strategic plan of building a renewable energy project pipeline to fuel future global growth will require additional financing. There can be no assurances that debt or equity financing will be available to the Renewable Energy Development segment, or available at terms and conditions that we find acceptable, which could significantly impact the segment's earnings and liquidity. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Equity financing, if any, could impose additional cash payment obligations and could result in the dilution of our existing stockholders.
Sources of Liquidity
The Renewable Energy Development segment's principal sources of liquidity include the following:

•	cash on hand;

•
cash generated from revenues, including the sales of renewable energy systems to TERP, GLBL and third parties and the potential monetization of our development backlog or pipeline through sales to third parties;

•	debt and equity capital under new and existing project financing arrangements (including warehouse vehicles and other similar partnerships);

•	the Renewable Energy Credit Facility;

•	the issuance of additional equity and debt securities as appropriate given market conditions;

•	refinancing of existing indebtedness or modification of existing obligations; and

•	dividends and preferential distributions received as a result of our interests in TERP and GLBL.

The Renewable Energy Development segment will need to raise additional funds in the future in order to meet the operating and capital needs of the segment's operations, including the acquisition and construction of renewable energy systems that we intend to retain on our balance sheet, such as those systems that we intend to sell to TERP, GLBL, warehouse vehicles and other partnerships. Generally, these funds are expected to be in the form of non-recourse project finance capital. However, there can be no assurances that such project financing or equity will be available to the Renewable Energy Development segment or available at terms and conditions we find acceptable. The Renewable Energy Development segment may not be able to sell renewable energy projects or secure adequate debt financing or equity funding for such projects on favorable terms, or at all, at the time when such funding is needed. In the event that the Renewable Energy Development segment is unable to raise additional funds, the segment's liquidity will be adversely impacted, the segment may not be able to maintain compliance with our existing debt covenants and its business will suffer. The Renewable Energy Development segment has previously raised funds through the sale of equity interests in SunEdison, TERP and GLBL. SunEdison's equity interests and the equity interests of TERP and GLBL trade significantly below the levels they traded at the time of such financings and therefore raising capital by selling equity is less attractive at this time based on current share prices of SunEdison, TERP, and GLBL. If the Renewable Energy Development segment is able to secure additional financing, these funds could be costly to secure and maintain and could significantly impact the segment's earnings and liquidity.
While retaining renewable energy systems on our balance sheet remains our long-term strategy, we may look for opportunities to sell certain renewable energy systems to third parties as an additional source of liquidity. Factors that could affect our ability to sell projects to third parties include the need to identify third parties with sufficient capital to purchase the renewable energy system and the need to negotiate a price that is acceptable to such buyers and that allows us to earn an acceptable margin on the sale (which, in turn, requires managing development and construction costs). If we are unable to execute on this plan, the Renewable Energy Development segment's liquidity position could be adversely impacted.

Uses of Liquidity
The Renewable Energy Development segment's principal uses of liquidity include the following:

•	working capital investments to support the development and construction of renewable energy systems;

•	capital expenditures and expenditures for the construction of renewable energy systems for sale to third parties, TERP, GLBL, warehouse vehicles or other partnerships;

•	operating expenses of our business, including development and other corporate operating expenses

•	acquisitions (including deferred and/or contingent payments associated with previously completed acquisitions);

•	debt service obligations under our credit facilities and other financing arrangements;

•	dividends or other distributions to the investors in warehouse vehicles and other partnerships; and

•	other operating expenditures, including expenditures made in support of and on behalf of TERP and GLBL in accordance various agreements.
The Renewable Energy Development segment has discretion in how cash is used to fund acquisitions and capital expenditures, to develop and construct renewable energy systems and in other aspects of our operations. We evaluate acquisitions, other capital investments and the development of renewable energy systems based on their expected strategic impacts and our expected return on investment. We may use this discretion to decrease the level of capital expenditures and development of renewable energy systems, which may impact the Renewable Energy Development segment's operating results and cash flows in future periods. For example, we may defer acquisitions and construction of renewable energy systems, sell renewable energy systems that we currently own and operate to third parties and look for opportunities to partner with outside investors to finance the development of projects. Generally, once commercial operation is reached, renewable energy systems do not require significant capital expenditures to maintain operating performance.
Debt Service Obligations
The aggregate amounts of payments on the Renewable Energy Development segment's long-term debt due after September 30, 2015 are as follows:

	Renewable Energy Segment Maturities
(In thousands)	Within 1 Year (a)	Year 1 through Year 2	Year 2 through Year 3	Year 3 through Year 4	Year 4 through Year 5	Thereafter	Total
Maturities of long-term debt	$1,708	$1,065	$136	$408	$946	$3,621	$7,884
________________________
(a) Of the amount due within one year, $434 million is due under facilities with recourse to SunEdison, Inc.

The Margin Loan Agreement requires the borrower subsidiary to maintain a loan to value ratio not to exceed 40% (based on the value of the TERP Class A Common Stock, which certain of the collateral may be exchanged for). In the event that this ratio is not maintained, the subsidiary must post additional cash collateral under the Margin Loan Agreement and/or elect to repay a portion of the term loans thereunder. During the third quarter of 2015, we were required under the agreement to deposit $152 million into an escrow account as additional collateral, and in October 2015, we were required to deposit an additional $91 million in cash collateral.

Project Finance Outlook
Through December 31, 2016, the incremental capital needs of the Renewable Energy Development segment for financing the development and construction of renewable energy systems are currently anticipated to range from approximately $6.5 billion to $8.8 billion depending on the amount of megawatts constructed. We expect that these capital needs will be obtained by the Renewable Energy Development segment through a combination of warehouse vehicle debt and equity, joint venture capital and third party equity capital. However, there can be no assurances that such project financing will be available to the Renewable Energy Development segment or available at terms and conditions we find acceptable. Our strategy has relied on the sale of certain renewable energy systems by the Renewable Energy Development segment to TERP and GLBL, but recent market conditions, such as lower share prices for TERP and GLBL common stock and higher yields on debt financing, have limited the availability and have increased the costs of capital available to TERP and GLBL. As a result, we currently plan to reduce the volume of renewable energy systems sold to TERP and GLBL until market conditions improve. Instead, the Renewable Energy Development segment expects to utilize warehouse vehicles and other partnerships and to increase the volume of systems sold to third parties.
Acquisitions Outlook
We expect the pace and scale of the Renewable Energy Development segment's acquisitions to decrease, but the segment may from time to time acquire some additional renewable energy projects from unaffiliated third parties as we identify limited project-specific strategic opportunities as part of our ordinary course of business. We currently anticipate the need for approximately $1.6 billion in capital to fund the cash portions of the purchase prices for Renewable Energy Development segment acquisitions that have been announced and are expected to close in the next twelve months and for contingent consideration related to previously completed acquisitions during the next twelve months. Considering the TERP Purchase Agreement (defined below), the capital needs are approximately $0.7 billion. The Renewable Energy Development segment currently has adequate funding or financing commitments in place to fund these announced acquisitions. However, it is possible that we may renegotiate or terminate existing acquisition agreements.
Contingent Consideration
The Renewable Energy Development segment has obligations under contingent consideration arrangements entered into in connection with certain acquisitions previously completed by the segment, primarily the First Wind acquisition. The amount payable in cash is based on the entities achieving specific financial metrics or milestones in the development, installation and interconnection of renewable energy systems or shipment of solar modules for residential and small commercial installations. The aggregate maximum of payouts which could occur under these arrangements is $566 million, $449 million of which would be due in the next twelve months if the applicable financial metrics or milestones are achieved.
Vivint Solar
On July 20, 2015, SunEdison and Vivint Solar, Inc. ("Vivint Solar") entered into the Merger Agreement, by and among SunEdison, Merger Sub and Vivint Solar, pursuant to which SunEdison will acquire Vivint Solar for total consideration currently estimated at approximately $1.6 billion, payable in a combination of cash, shares of SunEdison common stock and SunEdison convertible notes to be issued in connection with the Merger. Final closing of this acquisition, which is subject to approval by Vivint Solar's shareholders, is expected by the fourth quarter of 2015 or the first quarter of 2016. In addition, on July 20, 2015, in connection with its entry into the Merger Agreement, SunEdison entered into a purchase agreement (the "TERP Purchase Agreement") with a subsidiary of TERP, pursuant to which SunEdison will sell to TERP the Vivint Operating Assets consisting of up to 523 MW as of December 31, 2015, which would be valued at up to $922 million in cash, including an advance for projects expected to be acquired from SunEdison following the consummation of the TERP Acquisition (in the form of an interest-bearing, short-term note). We intend to fund the cash portion of the merger consideration primarily from the proceeds of a new $500 million secured debt facility and the completion of the TERP Acquisition. We have entered into a commitment letter with Goldman Sachs Bank USA for a $500 million secured term loan facility. The funding of the term facility is subject to the negotiation of definitive documentation and other customary closing conditions.

Renova Transactions
On July 15, 2015, we entered into a securities purchase agreement with Light Energia S.A. in which we agreed to acquire all of Light Energia's ownership interest, approximately 16%, in Renova for $250 million. The purchase price is payable in shares of SunEdison common stock and consequently will not require any material cash payments. GLBL entered into an additional agreement on July 15, 2015 with Renova (the "Backlog Agreement") to acquire certain development-stage projects between 2017 and 2020 provided significant conditions and contingencies are met. GLBL subsequently assigned its rights and obligations under the Backlog Agreement to SunEdison. The Backlog Agreement covers twelve wind and hydro-electric projects in Brazil which represent an aggregate capacity of approximately 2.5 GW. These projects are in various stages of planning and development, and this commitment is subject to significant conditions, along with satisfactory due diligence, regulatory approvals and certain third party consents, and each project must also meet certain technical and operational requirements. If the significant conditions and other contingencies described above are met and all 12 projects are acquired, the aggregate consideration for these projects is currently projected at approximately $4 billion.
TerraForm Power Segment Liquidity
TERP's principal liquidity requirements are to finance current operations, service debt and to fund cash dividends to TERP's investors. TERP will also use capital in the future to finance expansion capital expenditures and acquisitions. As a normal part of TERP's business, depending on market conditions, TERP will from time to time consider opportunities to repay, redeem, repurchase or refinance our indebtedness. Changes in TERP's operating plans, lower than anticipated electricity sales, increased expenses, acquisitions or other events may cause TERP to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Equity financing, if any, could result in the dilution of TERP's existing stockholders and make it more difficult for TERP to maintain its dividend policy.
Liquidity Position
Total liquidity as of September 30, 2015 was approximately $1.3 billion, comprised of cash and cash equivalents and availability under TERP's revolver. As of December 31, 2014, TERP's total liquidity was approximately $684 million, comprised of cash and cash equivalents and availability under TERP's revolver. Management believes that TERP's liquidity position and cash flows from operations will be adequate to finance short-term growth commitments, operating and maintenance capital expenditures, and to fund dividends to holders of TERP's Class A common stock and other liquidity commitments. Management continues to regularly monitor TERP's ability to finance the needs of operating, financing and investing activities within the dictates of prudent balance sheet management as long-term growth will require additional capital.
Sources of Liquidity
TERP's principal sources of liquidity include:

•	cash on hand;

•	cash generated from operations;

•	borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions.
TERP expects that these sources of funds will be adequate to provide for the segment's short-term and long-term liquidity needs. TERP's ability to meet its debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on TERP's future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond TERP's control.

Uses of Liquidity
TERP's principal requirements for liquidity and capital resources, other than for operating its business, can generally be categorized by the following:

•	funding acquisitions, if any;

•	debt service obligations; and

•	cash dividends to investors.
Generally, once commercial operation is reached, renewable energy facilities do not require significant capital expenditures to maintain operating performance.
Funding Acquisitions
TERP has short-term commitments to acquire additional renewable energy facilities from SunEdison and from unaffiliated third parties. TERP expects to acquire certain of Call Right Projects and projects held in warehouse facilities owned by SunEdison in the near future.
Commitments to Acquire Renewable Energy Facilities from SunEdison
As of September 30, 2015, TERP had open commitments of approximately $1.4 billion in the aggregate to acquire additional renewable energy facilities with a combined nameplate capacity of 1,081 MW from SunEdison, which include commitments TERP expects to be significantly reduced in the near term as outlined below. These commitments include the following:

•	approximately $104 million to acquire 91 distributed generation solar facilities with combined nameplate capacity of 58 MW,

•	approximately $23 million to acquire a portfolio of residential solar facilities with a combined nameplate capacity of 13 MW,

•	approximately $26 million to acquire two utility scale solar generation facilities with a combined nameplate capacity of 22 MW, and

•
$1.2 billion to acquire four wind power plants (Oakfield, Bingham, South Plains I and South Plains II) and one utility scale solar generation facility (Comanche) with a combined nameplate capacity of 988 MW.

On October 26, 2015, SunEdison entered into a master purchase and sale agreement ("MPSA") with a partnership owned predominately by an investment fund managed by J.P. Morgan Asset Management - Global Real Assets Investments. Pursuant to the MPSA, the partnership has agreed to purchase, subject to customary closing conditions, including receipt of regulatory approvals, three of the wind power plants (Oakfield, South Plains II and Bingham) described in the commitments list above. These assets have an aggregate nameplate capacity of 632.4 MW and represent an aggregate commitment by TERP of $779.6 million. Upon the closing of the MPSA, which is expected to occur in the fourth quarter of 2015, TERP’s commitment to SunEdison to purchase those assets will terminate. Under the MPSA, SunEdison has the right to reacquire these projects for a period of time. TERP expects to enter into a call right agreement with SunEdison, such that TERP would have the right to acquire those assets at the time they are repurchased by SunEdison.
Upon closing of the MPSA, as described above, the $1.4 billion aggregate of commitments to SunEdison would be reduced to $580.3 million. TERP is pursuing funding for the remaining commitment amount using a combination of cash on hand, assumption of debt, revolver draws and through structured financing arrangements such as warehouse facilities. Additionally, as SunEdison publicly disclosed on October 7, 2015, SunEdison has revised its strategy for 2016 and intends to sell certain projects to third party warehouse facilities and/or third parties rather than to TERP. With TERP’s consent, these sales could include some of the projects TERP has committed to purchasing, which may further reduce TERP’s commitments described above.
Any acquisitions for which TERP is committed and is unable to fund through warehouse facilities or that are not purchased by third parties will result in TERP’s obligation to purchase such projects directly and TERP may not be able to secure sufficient financing to fund any such purchases on acceptable terms, or at all. TERP’s total liquidity as of September 30, 2015 will allow TERP to meet its current commitments to acquire renewable energy facilities from SunEdison.
Commitments for Third Party Acquisitions

TERP has committed approximately $2.0 billion in cash and the assumption of $818 million in project-level debt to acquire renewable energy facilities from third parties with a combined nameplate capacity of 1,453 MW, which are expected to close during the fourth quarter of 2015 or the first quarter of 2016.
Financing of Invenergy Wind Power Plants Acquisition
On June 30, 2015, TERP entered into a definitive agreement to acquire net ownership of 930 MW of operating and under construction wind power plants from Invenergy. The aggregate consideration payable for the acquisition is approximately $1.1 billion in cash, and assumption of approximately $818 million of indebtedness. On July 1, 2015, TERP obtained commitments for a senior unsecured bridge facility which provides TERP with up to $1.2 billion to fund the acquisition from Invenergy. On July 17, 2015, TERP terminated $300 million of this bridge facility commitment upon the issuance of its Terra 2025 Notes.
Financing of the Vivint Solar Merger
On July 20, 2015, in connection with SunEdison's acquisition of Vivint Solar, TERP entered into a definitive purchase agreement with SunEdison to acquire the Vivint Operating Assets, which is expected to be completed in the fourth quarter of 2015 or the first quarter of 2016, for up to $922 million. TERP intends to finance the TERP Acquisition with existing cash, availability under TERP’s revolving credit facility and the assumption of project-level debt. On July 20, 2015, TERP obtained commitments for a senior unsecured bridge facility which provides TERP with up to $960 million to fund the acquisition of the Vivint Operating Assets, including related transaction costs, if the intended financing plan discussed above cannot be achieved. In addition, TERP has agreed to use the net proceeds received from a refinancing of approximately 175 million British Pounds (“GBP”) (equivalent of $271 million) of existing project-level indebtedness by entering into a new GBP 315 million (equivalent of $488 million) facility to reduce the commitment under the senior unsecured bridge facility.
Debt Service Obligations
The aggregate amounts of payments on the TerraForm Power segment's long-term debt due after September 30, 2015 are as follows:

	TerraForm Power Segment Maturities
(In thousands)	Within 1 Year	Year 1 through Year 2	Year 2 through Year 3	Year 3 through Year 4	Year 4 through Year 5	Thereafter	Total
Maturities of long-term debt	$117	$40	$57	$67	$62	$2,205	$2,548
Cash Dividends to Investors
TERP intends to pay regular quarterly cash dividends to holders of its Class A common stock on or about the 75th day following the last day of each fiscal quarter.
On May 7, 2015, TERP declared a quarterly dividend for the first quarter on its Class A common stock of $0.325 per share, or $1.30 per share on an annualized basis. The first quarter dividend was paid on June 15, 2015 to shareholders of record as of June 1, 2015.
On August 6, 2015, TERP declared a quarterly dividend for the second quarter of 2015 on its Class A common stock of $0.335 per share, or $1.34 per share on an annualized basis. The second quarter dividend was paid on September 15, 2015 to shareholders of record as of September 1, 2015.
TerraForm Global Segment Liquidity
GLBL's principal liquidity requirements are to finance current operations, service debt and to fund cash dividends to investors. GLBL will also use capital in the future to finance expansion capital expenditures and acquisitions. As a normal part of GLBL's business, depending on market conditions, GLBL will from time to time consider opportunities to repay, redeem, repurchase or refinance indebtedness. Changes in operating plans, lower than anticipated electricity sales, increased expenses, acquisitions or other events may cause GLBL to seek additional debt or equity financing in future periods. There can be no guarantee that financing will be available on acceptable terms or at all. Debt financing, if available, could impose additional cash payment obligations and additional covenants and operating restrictions. Equity financing, if any, could result in the dilution of existing stockholders and make it more difficult to maintain the stated dividend policy.

Liquidity Position
GLBL's total liquidity as of September 30, 2015 was approximately $1.6 billion, comprised of cash and cash equivalents, cash committed for construction, and availability under GLBL's revolver. Management believes that GLBL's liquidity position and cash flows from operations will be adequate to finance growth, operating and maintenance capital expenditures, and to fund dividends to holders of GLBL's Class A common stock and other liquidity commitments. Management continues to regularly monitor the GLBL's ability to finance the needs of operating, financing and investing activities within the dictates of prudent balance sheet management as GLBL's long-term growth will require additional capital.
Sources of Liquidity
GLBL's principal sources of liquidity include:

•	cash on hand;

•	cash generated from operations;

•	borrowings under new and existing financing arrangements and the issuance of additional equity and debt securities as appropriate given market conditions.
GLBL expects that these sources of funds will be adequate to provide for the segment's short-term and long-term liquidity needs. GLBL's ability to meet its debt service obligations and other capital requirements, including capital expenditures, as well as make acquisitions, will depend on GLBL's future operating performance which, in turn, will be subject to general economic, financial, business, competitive, legislative, regulatory and other conditions, many of which are beyond GLBL's control.
Uses of Liquidity
GLBL’s principal requirements for liquidity and capital resources, other than for operating its business, can generally be categorized by the following:

•	debt service obligations;

•	funding acquisitions, if any; and

•	cash dividends to investors.
Generally, once commercial operation is reached, solar and wind power generation assets do not require significant capital expenditures to maintain operating performance. As of September 30, 2015, the cash consideration payable on account of GLBL's pending acquisitions was approximately $462 million. In addition, GLBL expects to use an additional $18 million to reduce project-level indebtedness in connection with the completion of such pending acquisitions.
Debt Service Obligations
The aggregate amounts of payments on the TerraForm Global segment's long-term debt due after September 30, 2015 are as follows:

	TerraForm Global Segment Maturities
(In thousands)	Within 1 Year	Year 1 through Year 2	Year 2 through Year 3	Year 3 through Year 4	Year 4 through Year 5	Thereafter	Total
Maturities of long-term debt	$80	$8	$8	$10	$15	$1,119	$1,240
Funding Acquisitions
GLBL expects to continue to acquire additional renewable energy assets from SunEdison and from unaffiliated third parties. Although GLBL has no commitments to make any such acquisitions from SunEdison, GLBL expects to acquire certain projects from SunEdison in the near future. GLBL also expects to complete the pending acquisitions discussed below with funds raised in the GLBL IPO and from its senior notes offering.
BioTherm Transaction
On April 24, 2015, GLBL entered into a purchase and sale agreement to acquire a controlling interest in certain operating renewable energy generation assets located in South Africa with a combined generation capacity of 33 MW from BTSA

Netherlands Cooperatie U.A. (“BioTherm”). The aggregate consideration payable for these three projects is approximately $63 million, comprised of approximately $55 million in cash and 544,055 shares of GLBL’s Class A common stock, which is contractually determined. In addition to the foregoing, GLBL has agreed to pay BioTherm approximately $21 million in additional cash consideration for certain rights and services, of which $18 million was paid in August 2015.
On August 13, 2015, GLBL placed $20 million and 544,055 shares of GLBL Class A common stock into an escrow account to be used as purchase consideration for the two solar projects (Aries and Konkoonsies) and paid the full purchase price of $27 million in cash for the purchase of the wind project (Klipheuwel). The remaining portion of the consideration payable by GLBL for these projects will be paid upon completion of the acquisition. The completion of the BioTherm transaction remains subject to obtaining consents from the South African Department of Energy and project lenders and is expected to occur before the end of the first quarter in 2016. Prior to the completion of the BioTherm transaction, BioTherm is required to direct payment of all distributions from Klipheuwel to GLBL, and GLBL and BioTherm are required to jointly direct the release from the escrow to GLBL amounts equal to the distributions from the Aries and Konkoonsies projects. As a result of this structure, GLBL anticipates receiving in the first quarter of 2016, and each quarter thereafter, the full cash distributions from these projects. Furthermore, at any time, GLBL may direct BioTherm to sell these projects to a third party. In the event that the BioTherm transaction has not closed by February 28, 2017, BioTherm has the option to sell the Aries and Konkoonsies projects to a third party, at which point any remaining funds in the escrow account will be released to BioTherm, and GLBL will receive the proceeds from the sale of these projects to a third party.
Solarpack Transaction
In April 2015, GLBL entered into a share purchase agreement to acquire certain operating renewable energy generation assets located in Uruguay with a combined generation capacity of 26 MW from Solarpack Corporación Tecnológica, S.L. (“Solarpack”). The aggregate consideration that will be paid for this acquisition is $35 million in cash. The Solarpack transaction is expected to close by the end of 2015 upon the projects' achievement of commercial operation.
GME
In June 2015, GLBL signed an agreement with the shareholders of Globeleq Mesoamérica Energy (Wind) Limited (“GME”) to acquire four wind projects in Honduras, Costa Rica and Nicaragua representing a combined generation capacity of 326 MW (the “GME Projects”), as well as GME’s wind and solar development platform. The consummation of the transaction is subject to various conditions, including obtaining consents from the project lenders. GLBL is working with GME, SunEdison, the project lenders and others to satisfy the closing conditions and currently anticipates that the transaction will close by the end of 2015. However, various of the closing conditions are beyond GLBL's control and the transaction may not close at the time and on the terms anticipated. The aggregate expected consideration payable by GLBL to GME is comprised of $340 million in cash and 701,754 shares of the GLBL's Class A common stock, plus interest of 15% per annum on the purchase price accruing from October 1, 2015.
Cash Dividends to Investors
GLBL expects to pay quarterly dividends to the holders of its Class A common stock in future periods.
Consolidated Cash Flow Discussion
We use traditional measures of cash flow, including net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities to evaluate our periodic cash flow results.
Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
Net cash provided (used) by activity during the nine months ended September 30, 2015 and 2014 follows:

	Nine Months Ended September 30,
	2015	2014
In millions
Net cash (used in) provided by:
Operating activities	$(1,136)	$(570)
Investing activities	(4,632)	(1,573)
Financing activities	7,288	2,421
Our principal sources and uses of cash during the nine months ended September 30, 2015 were as follows:

Sources:

•	Received $4,868 million from financing arrangements, net of payments

•	Received $1,715 million from TERP and GLBL equity offerings;

•	Received $769 million in contributions, net of distributions, from noncontrolling interests and

•	Received $372 million from the sale of equity interests in SSL
Uses:

•	Used $1,136 million for operations;

•	Invested $1,619 million in construction of renewable energy systems that will remain on our balance sheet, primarily through TERP, GLBL, warehouse vehicles and other partnerships; and

•	Used $2,356 million in acquisitions, net of cash acquired
Net Cash Used in Operating Activities
For the nine month period ended September 30, 2015, cash used in operating activities was $1,136 million, compared to $570 million of cash used by operating activities in the nine month period ended September 30, 2014. The change in our operating cash flow was primarily due to our net loss and additional investments in working capital to support increased development and construction activity.
Net Cash Used in Investing Activities
For the nine month period ended September 30, 2015, cash used in investing activities was $4,632 million, compared to $1,573 million of cash used in investing activities in the nine month period ended September 30, 2014. The increase in investing activity was mainly due to the cash consideration exchanged in relation to our acquisition of First Wind, Atlantic Power, Renova and other acquisitions, and increased construction of renewable energy systems.
Net Cash Provided by Financing Activities
For the nine month period ended September 30, 2015, cash provided by financing activities was $7,288 million, compared to $2,421 million of cash provided by financing activities in the nine month period ended September 30, 2014. The increase was mainly due to proceeds from the preferred stock offering and debt issuances, including the 2022 convertible senior notes, 2023 convertible senior notes, 2025 convertible senior notes, margin loan and TerraForm Power senior notes. We also received cash related to TERP and GLBL equity offerings.
Borrowings and Other Financing Arrangements
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
Call Spread Overlay for Convertible Senior Notes Due 2020
Concurrent with the issuance of the 2020 Notes, we entered into privately negotiated convertible note hedge transactions (collectively, the "2020 Note Hedges") and warrant transactions (collectively, the "2020 Warrants" and together with the 2020 Note Hedges, the “2020 Call Spread Overlay”), with certain of the initial purchasers of the 2020 Notes or their affiliates. Assuming full performance by the counterparties, the 2020 Call Spread Overlay is meant to effectively reduce our potential payout over the principal amount on the 2020 Notes upon conversion of the 2020 Notes.
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
First Reserve Warehouse
On May 6, 2015, a wholly-owned subsidiary of SunEdison acquired certain equity interests ("First Reserve Warehouse Equity Purchase") in FR Warehouse II, LLC (the “First Reserve Warehouse”), with the remaining equity interests in First Reserve Warehouse being held by an indirect subsidiary of First Reserve Corp. (“First Reserve”). The First Reserve Warehouse was established as an investment vehicle for the acquisition and construction financing of renewable energy projects. The First Reserve Warehouse, through its wholly-owned subsidiaries, intends to acquire renewable energy projects from SunEdison and other third parties and intends to sell such projects to TERP or other third parties upon the completion thereof.

Concurrent with the First Reserve Warehouse Equity Purchase, we entered into an amended and restated limited liability company agreement for First Reserve Warehouse with First Reserve to set forth, among other things, our appointment as managing member and each of our respective obligations to make capital contributions and/or member loans to First Reserve Warehouse. In addition, First Reserve issued an equity commitment letter to First Reserve Warehouse. Under the terms of such equity commitment letter, First Reserve and its syndicate will contribute up to $500 million of equity (“FR Equity Investment”) for the acquisition and construction of renewable energy projects. The equity interests held by First Reserve and its syndicate are eligible for preferential distributions. In support of the FR Equity Investment, we have agreed to post a letter of credit in support of the debt service reserve requirement under the First Reserve Warehouse Credit Facility (as described below), to potentially compensate First Reserve should First Reserve’s equity not be fully invested in projects that can produce the desired return during the expected investment period (subject to an aggregate cap of $142 million) and, in the event that the FR Equity Investment is not fully utilized, pay fees to First Reserve in respect of any unutilized amounts (subject to an aggregate cap of $70 million).
TerraForm Private Warehouse
On June 26, 2015, a wholly-owned subsidiary of SunEdison acquired certain equity interests in TerraForm Private, LLC (“TerraForm Private”), with the remaining equity interests in TerraForm Private acquired by Macquarie Sierra Investment Holdings Inc. and John Hancock Life Insurance Company (U.S.A.) (together with certain of its affiliates) (collectively known as the “TerraForm Private Investors”). We purchased an aggregate of $20 million in preferred units (the “PREPP Units”) of TerraForm Private and the TerraForm Private Investors collectively purchased an aggregate of $150 million in PREPP Units. We separately purchased an aggregate of $75 million in common units of TerraForm Private (with the PREPP Units, the “TerraForm Private Equity Purchase”).
Concurrent with the TerraForm Private Equity Purchase, we entered into an amended and restated limited liability company agreement with the TerraForm Private Investors (together as the "Members") for TerraForm Private to set forth, among other things, our appointment as the managing member of TerraForm Private and define the respective obligations of the Members under TerraForm Private. Holders of the PREPP Units will have preference over holders of other equity securities of TerraForm Private, including the common units purchased, in respect of distributions and upon certain liquidation events. The PREPP Units will also be entitled to a cash dividend of 4.50% per annum and a pay-in-kind dividend of 5.00% per annum, in each case, on a cumulative basis and payable quarterly in arrears. In connection with the TerraForm Private Equity Purchase, TerraForm Private also granted certain rights to TERP (and its designated controlled affiliates) to purchase interests in the assets held by TerraForm Private pursuant to a separate agreement among Members. Any such purchases are subject to certain conditions and limitations, including the consent of holders of a requisite percentage of the PREPP Units.
Margin Loan
On January 29, 2015, a wholly-owned subsidiary of SunEdison entered into a margin loan agreement . Under the Margin Loan Agreement, the subsidiary borrowed $410 million in term loans. The net proceeds of the term loans, less certain expenses, were made available to SunEdison to fund the acquisition of First Wind. The term loans mature on January 29, 2017. All outstanding amounts under the Margin Loan Agreement bear interest at a rate per annum equal to a three-month Eurodollar rate plus an applicable margin.
Exchangeable Notes Due 2020
On January 29, 2015, a wholly-owned subsidiary of SunEdison issued $337 million aggregate principal amount of 3.75% Guaranteed Exchangeable Senior Secured Notes due 2020 (the “Exchangeable Notes”) in a private placement pursuant to an indenture agreement (the “Exchangeable Notes Indenture”). The Exchangeable Notes bear interest at a rate of 3.75% per annum and mature on January 15, 2020.
Renewable Energy Letter of Credit Facility
On February 28, 2014, we entered into a credit agreement which provides for a senior secured letter of credit facility which has a term ending February 28, 2017. As of September 30, 2015, the aggregate principal amount available was $690 million. Interest under the Credit Facility accrues on the daily amount available to be drawn under outstanding letters of credit or bankers' acceptances, at an annual rate of 3.75%. Drawn amounts on letters of credit are due within seven business days, and interest accrues on drawn amounts at a base rate plus 2.75%. As of September 30, 2015, we had $716 million of outstanding third party letters of credit backed by the Credit Facility, which reduced the available capacity.

GLBL Bridge Facility
On December 22, 2014, GLBL entered into a credit and guaranty agreement with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, documentation agent, sole lead arranger, sole lead bookrunner, and syndication agent, which initially provided for bridge term loans in an aggregate funding amount of $150.0 million that was subsequently amended to increase the aggregate funding to $550.0 million (the “GLBL Bridge Facility”).
GLBL's obligations under the bridge facility were guaranteed by certain of its domestic subsidiaries. GLBL’s obligations and the guarantee obligations of its subsidiaries were secured by first priority liens on, and security interests in, substantially all present and future assets of TerraForm Global LLC ("Global LLC") and the subsidiary guarantors. Global LLC paid debt issuance fees of $18.8 million upon entry into the GLBL Bridge Facility, which were recognized as deferred financing fees. At August 4, 2015, $459.8 million was outstanding under the GLBL Bridge Facility and the effective interest rate was 11.08%. The GLBL Bridge Facility was repaid in full and terminated on August 5, 2015, concurrent with the completion of the GLBL IPO.
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
SMP Ltd. Credit Facilities
SMP Ltd. is party to four non-recourse term loan facilities and a working capital revolving credit facility. The term loan facilities provide for a maximum credit amount of 475 billion South Korean Won in aggregate, which translates to $398 million as of September 30, 2015. The term loan facilities hold maturity dates ranging from March 2019 to May 2019. Principal and interest on the term loan facilities is paid quarterly, with annual fixed interest rates ranging from 5.25% to 5.5%. As of September 30, 2015, a total of $334 million was outstanding under the term loan facilities.
Project Construction Facilities
On March 26, 2014, we entered into a financing agreement which provides for a senior secured revolving credit facility which has a term ending March 26, 2017 (the “Construction Facility”). As of September 30, 2015, the amount available under the Construction Facility was $285 million. The Construction Facility is used to support the development and acquisition of new projects in the U.S. and Canada. Subject to certain conditions, we may request that the aggregate commitments be increased to an amount not to exceed $300 million. Interest on loans under the Construction Facility is based on our election of either LIBOR plus an applicable margin of 3.5%, or a defined prime rate plus an applicable margin of 2.5%. As of September 30, 2015, the interest rate under the Construction Facility was 5.75%. As of September 30, 2015, $163 million of the Construction Facility was committed for currently funded projects, which reduced the available capacity under the Construction Facility. Therefore, availability under the Construction Facility was $122 million as of September 30, 2015. As of September 30, 2015, $124 million was considered outstanding and classified under system pre-construction, construction and term debt.
TERP Credit Facilities
On July 23, 2014, Terra Operating LLC and Terra LLC, both wholly-owned subsidiaries of TERP, entered into a revolving credit facility (the "2017 TERP Revolver") and a term loan facility (the "2019 TERP Term Loan" and together with the 2017 TERP Revolver, the “2014 TERP Credit Facilities”). On January 28, 2015, TERP repaid the remaining outstanding principal balance on the 2019 TERP Term Loan of $574 million in full.
On January 28, 2015, TERP replaced the 2017 TERP Revolver with a new $550 million revolving credit facility (the "2020 TERP Revolver "). The 2020 TERP Revolver consists of a revolving credit facility in an amount of at least $550 million (available for revolving loans and letters of credit). TERP recognized a $1 million loss on the extinguishment of debt during the nine months ended September 30, 2015 as a result of this exchange.
In August 2015, TERP obtained a commitment from a counterparty to increase its borrowing capacity under the 2020 TERP Revolver by $75 million. This increased the total borrowing capacity under the 2020 TERP Revolver to $725 million as of

September 30, 2015. TERP is permitted to further increase the borrowing capacity under the Revolver to up to $1.0 billion. There were no revolving loan amounts outstanding under the 2020 TERP Revolver as of September 30, 2015.
The 2020 TERP Revolver matures on January 27, 2020. Each of Terra Operating LLC's and Terra LLC’s existing and subsequently acquired or organized domestic restricted subsidiaries (excluding non-recourse subsidiaries) are or will become guarantors under the 2020 TERP Revolver.
All outstanding amounts under the 2020 TERP Revolver will bear interest initially at a rate per annum equal to either (i) a base rate plus a margin of 1.50% or (ii) a reserve adjusted Eurodollar rate plus a margin of 2.50%. After the fiscal quarter ended September 30, 2015, the base rate margin will range between 1.25% and 1.75% and the Eurodollar rate margin will range between 2.25% and 2.75% as determined by reference to a leverage-based grid.
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
CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. These statements involve estimates, expectations, projections, goals, assumptions, known and unknown risks, and uncertainties and typically include words or variations of words such as “expect,” “anticipate,” “believe,” “intend,” “plan,” “seek,” “estimate,” “predict,” “project,” “goal,” “guidance,” “outlook,” “objective,” “forecast,” “target,” “potential,” “continue,” “would,” “will,” “should,” “could,” or “may” or other comparable terms and phrases. All statements that address operating performance, events, or developments that SunEdison expects or anticipates will occur in the future are forward-looking statements. They may include estimates of expected cash available for distribution, earnings, revenues, capital expenditures, liquidity, capital structure, future growth, and other financial performance items (including future dividends per share), descriptions of management’s plans or objectives for future operations, products, or services, or descriptions of assumptions underlying any of the above. Forward-looking statements reflect SunEdison’s current expectations or predictions of future conditions, events, or results and speak only as of the date they are made. Although SunEdison believes its expectations and assumptions are reasonable, it can give no assurance that these expectations and assumptions will prove to have been correct and actual results may vary materially.
By their nature, forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Factors that might cause such differences include, but are not limited to, delays or unexpected costs during the completion of projects under construction; regulatory requirements and incentives for production of renewable power; operating and financial restrictions under agreements governing indebtedness; the condition of capital markets and our ability to borrow additional funds and access capital markets; the impact of foreign exchange rate fluctuations; the ability to compete against traditional and renewable energy companies; challenges inherent in constructing and maintaining renewable energy projects; the success of ongoing research and development efforts; the ability to successfully integrate the businesses of acquired companies and realize the benefits of such acquisitions; and hazards customary to the power production industry and power generation operations, such as unusual weather conditions and outages. Furthermore, any dividends are subject to available capital, market conditions, and compliance with associated laws and regulations. Many of these factors are beyond SunEdison’s control.
SunEdison disclaims any obligation to update or revise any forward-looking statement to reflect changes in underlying assumptions, factors, or expectations, new information, data, or methods, future events, or other changes, except as required by law. The foregoing list of factors that might cause results to differ materially from those contemplated in the forward-looking statements should be considered in connection with information regarding risks and uncertainties which are described in SunEdison’s Form 10-K for the fiscal year ended December 31, 2014, as well as additional factors it may describe from time to time in other filings with the Securities and Exchange Commission. You should understand that it is not possible to predict or identify all such factors and, consequently, you should not consider any such list to be a complete set of all potential risks or uncertainties.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
There has been no material change to SunEdison's market risks since December 31, 2014. Please refer to “Market Risk” included in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
We carried out an evaluation as of September 30, 2015 under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2015.
Changes in Internal Control over Financial Reporting
During the third quarter of 2015, we completed the implementation of a new global consolidation system that will enhance our consolidation processes, and we are in the process of implementing a new global enterprise resource planning system (“ERP”) that will enhance our business and financial processes and standardize our information systems. In October 2015, we substantially completed the ERP implementation with respect to several operations and will continue to roll out the ERP in phases over the next several years.  As with any new information systems we implement, these applications, along with the internal controls over financial reporting and consolidation included in these processes, will require testing for effectiveness. In connection with these implementations, we are updating our internal controls over financial reporting and consolidation, as necessary, to accommodate modifications to our business processes and accounting procedures. We do not believe that these implementations will have an adverse effect on our internal control over financial reporting or consolidation.  Except as described above, there were no changes in SunEdison's internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, SunEdison's internal control over financial reporting.

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
Risks Related to Liquidity and Capital Resources
We have capital intensive business, a significant amount of indebtedness and upcoming payments with respect to completed and pending acquisitions that require significant cash flow from operations and funds from various financing sources that may not be available in the future and as a result our business could be adversely affected, including our ability to develop new projects and fund our regular operational needs. We have also incurred losses and used substantial cash in our operating activities and we expect to continue to incur losses and use cash in our operating activities.
Our principal liquidity requirements are to finance current operations and other operating expenditures; capital expenditures and expenditures for the construction of renewable energy systems; acquisitions, including deferred and/or contingent payments for completed acquisitions; service our debt and to fund cash dividends or other distributions to investors. We expect that the continued execution of our strategic plan of building a renewable energy project pipeline to fuel future global growth, along with growing our portfolio of owned renewable energy generation assets in order to generate cash available for distribution to investors in TERP, GLBL, warehouse vehicles and other partnerships will require additional financing.
Debt or equity financing may not be available to us, or available at terms and conditions that we find acceptable, which could significantly impact our earnings and liquidity. Debt financing, if available, could impose additional cash payment obligations.  We will need to raise additional funds in the future in order to meet the operating and capital needs of our renewable energy development business, including the acquisition and construction of renewable energy projects that we intend to retain on our balance sheet. Our strategy has relied on the sale of certain renewable energy systems by the Renewable Energy Development segment to TERP and GLBL, but recent market conditions, such as lower share prices for TERP and GLBL common stock and higher yields on debt financing, have limited the availability and have increased the costs of capital available to TERP and GLBL. As a result, we currently plan to reduce the volume of renewable energy systems sold to TERP and GLBL until market conditions improve. Instead, the Renewable Energy Development segment expects to utilize warehouse vehicles and other partnerships and to increase the volume of systems sold to third parties. While funds for project developments are expected to be in the form of non-recourse project finance capital, such project financing or equity may not be available to us, or available at terms and conditions we find acceptable. Moreover, we may not be able to sell renewable energy projects or secure adequate debt financing or equity funding for such projects on favorable terms, or at all, at the time when we need such funding. Additionally, we have historically raised funds through the sale of equity interests in SunEdison, TERP and GLBL. Our equity interests and the equity interests of TERP and GLBL trade significantly below the levels they traded at the time of such financings and therefore such financings are less attractive. If we are unable to secure additional financing, our earnings, liquidity and ability to develop projects will be adversely impacted and we may not be able to maintain compliance with our existing debt covenants and our business will suffer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
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

In addition, TerraForm Global’s initial portfolio consists of projects located in China, Brazil, India, South Africa, Honduras, Costa Rica, Nicaragua, Peru, Uruguay, Malaysia and Thailand. TerraForm Global also intends to expand and diversify its international portfolio by acquiring additional utility-scale and distributed clean generation assets located in other emerging markets in Asia, Africa and Latin America, and in similar geographies in the Middle East. Operations in emerging markets involve a number of risks that are more prevalent than in developed markets. As a result, we will be subject to a number of risks and uncertainties associated with operating and expanding internationally and in emerging markets that we have not historically faced, including, without limitation, political, social and economic instability (including wars, acts of terrorism, political unrest, boycotts, sanctions and other business restrictions), the macroeconomic climate (including high rates of inflation, and levels of energy consumption in the countries where we have operations), foreign exchange rate fluctuations, the imposition of currency controls and restrictions on repatriation of earnings and cash, nationalization or other expropriation of private enterprises and land, protectionist and other adverse public policies, unexpected changes in laws or enforcement practices (including those relating to land use regulations and permitting requirements, taxation policies and/or the regulatory or legislative environment in the countries in which we operate, including reductions to renewable power incentive programs or changes in renewable power pricing policies, possibly with retroactive effect), measures restricting the ability of our facilities to access the grid to deliver electricity at certain times or at all, the comparative cost of other sources of energy, longer sales and payment cycles and greater difficulty collecting accounts receivable, inability to obtain adequate financing on attractive terms and conditions, difficulty in developing any necessary partnerships with local businesses on commercially acceptable terms and/or timely identifying, attracting and retaining qualified technical and other personnel, difficulty competing against competitors who may have greater financial resources and/or a more effective or established localized business presence, international business practices that may conflict with other customs or legal requirements to which we are subject (including anti-bribery and anti-corruption laws), any downgrading of the sovereign debt ratings of the countries in which we operate by an international rating agency, inability to obtain, maintain or enforce intellectual property rights and being subject to the jurisdiction of courts other than those of the United States (including uncertainty of judicial processes and difficulty enforcing contractual agreements or judgments in foreign legal systems or incurring additional costs to do so).
We are subject to shareholder class action lawsuits regarding the TerraForm Global IPO.
On October 23, 2015 and October 30, 2015, separate purported class action lawsuits were filed in the Superior Court of the State of California for the County of San Mateo against SunEdison, TerraForm Global, certain officers and directors of TerraForm Global and SunEdison and each of the underwriters of TerraForm Global’s August 5, 2015 initial public offering. Additionally, on October 29, 2015 and November 5, 2015, separate purported class action lawsuits were filed in in the U.S. District Court for Northern District of California against the same defendants. The class action plaintiffs in each of the lawsuits assert claims under Section 11, 12(a)(2) and Section 15 of the Securities Act of 1933, as amended. The class action complaints in each of the lawsuits allege, among other things, that the defendants made false and materially misleading statements and failed to disclose material information in the Registration Statement for TerraForm Global’s August 5, 2015 initial public offering regarding SunEdison and its recent operating results and business strategy. Among other relief, the class action complaints seek class certification, unspecified compensatory damages, rescission, attorneys’ fees, costs and such other relief as the Court should deem just and proper. The resolution of these lawsuits could have a material adverse effect on the SunEdison’s and TerraForm Global’s business, consolidated financial position and results of operations. Additionally, regardless of outcome, these lawsuits may require significant attention and resources of management, result in significant legal expenses, harm the reputation of SunEdison and TerraForm Global and lead to a reluctance of third-parties to engage in business transactions with SunEdison or TerraForm Global. Any of these circumstances could have a material adverse effect on our business, consolidated financial position and results of operations.
Risks Related to the Vivint Solar Acquisition
Completion of the Vivint Solar acquisition is subject to conditions and if satisfaction of these conditions is delayed or these conditions are not satisfied or waived, the acquisition may be delayed or may not be completed at all.
Completion of the Vivint Solar acquisition is subject to satisfaction or waiver (to the extent permitted under applicable law) of a number of conditions, including certain regulatory approvals. In addition, each party’s obligation to complete the Vivint Solar acquisition is subject to the accuracy of the representations and warranties of the other party under the Merger Agreement, including the absence of a material adverse effect, and the performance by the other party of its respective obligations under the agreement. The failure to satisfy all of the required conditions could delay the completion of the Vivint Solar acquisition for a significant period of time or prevent it from occurring. Any delay in completing the Vivint Solar acquisition could cause us not to realize some or all of the benefits that we expect to achieve if the Vivint Solar acquisition is successfully completed within its expected timeframe. In addition, the conditions to the closing of the Vivint Solar acquisition may not all be satisfied or waived, in which case the Vivint Solar acquisition may not be completed.

SunEdison, Vivint Solar, Merger Sub, 313, TerraForm Power and Vivint Solar’s directors have been named as defendants in several putative shareholder class actions challenging the proposed Merger and may be named as defendants in future such litigation. The lawsuits, captioned Canez v. Butterfield, et al., C.A. No. 11359-VCL, filed in the Delaware Court of Chancery on July 31, 2015, Belyea v. Vivint Solar, Inc., et al., Case No. 11376-VCL filed in the Delaware Court of Chancery on August 7, 2015, Bushansky v. Vivint Solar, Inc., et al., Docket No. 150401294, filed in the District Court of the State of Utah, Fourth Judicial District, Utah County, Provo on August 21, 2015, and Williams v. Vivint Solar, Inc., et al., Docket No. 150401309, filed in the District Court of the State of Utah, Fourth Judicial District, Utah County, Provo on August 25, 2015, generally allege, among other things, that the proposed Merger fails to properly value Vivint Solar and that the individual defendants breached their fiduciary duties and aided and abetted such breaches in connection with the Merger. Among other remedies, the plaintiffs in such actions may seek injunctive relief to enjoin the defendants from completing the Merger on the agreed-upon terms, monetary relief and attorneys’ fees and costs. One of the conditions to the consummation of the Merger is that no judgment (whether preliminary, temporary or permanent) or other order, legal restraint or prohibition by any court or other governmental entity shall be in effect that prevents, makes illegal or prohibits the consummation of the Merger. Such legal proceedings could delay or prevent the Merger from becoming consummated within the agreed upon timeframe or at all, which could result in substantial costs to SunEdison.
Integrating the assets we intend to acquire in the Vivint Solar acquisition may be more difficult, costly or time consuming than expected and the anticipated benefits of the Vivint Solar acquisition may not be realized.
Until the completion of the Vivint Solar acquisition, we will continue to operate independently from Vivint Solar. The success of the acquisition, including anticipated benefits, will depend, in part, on our ability to successfully combine and integrate those assets with our existing operations. In addition, the acquisition of residential projects represents a change in the nature of our business, and we may not be able to adapt to such change in a timely manner, or at all. It is possible that the pendency of the Vivint Solar acquisition or the integration process could result in the loss of key employees, higher than expected costs, diversion of management attention and resources, the disruption of either company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the combined company’s ability to maintain relationships with customers, vendors and employees or to achieve the anticipated benefits of the Vivint Solar acquisition. If we experience difficulties with the integration process, the anticipated benefits of the acquisition may not be realized fully or at all, or may take longer to realize than expected.
In connection with our acquisition of Vivint Solar, we expect to incur significant additional indebtedness, which could adversely affect us, including by decreasing our business flexibility, and will increase our interest expense.
We will have substantially increased indebtedness as a result of the Vivint Solar acquisition in comparison to our indebtedness on a recent historical basis, which could have the effect, among other things, of reducing our flexibility to respond to changing business and economic conditions and increasing our interest expense. We will also incur various costs and expenses associated with the financing and the acquisition. The amount of cash required to pay interest on our increased indebtedness following completion of the Vivint Solar acquisition, and thus the demands on our cash resources, will be greater than the amount of cash flow required to service our indebtedness prior to the transaction. The increased levels of indebtedness following completion of the Vivint Solar acquisition could also reduce funds available for working capital, capital expenditures, acquisitions and other general corporate purposes and may create competitive disadvantages for us relative to other companies with lower debt levels. If we do not achieve the expected benefits from the Vivint Solar acquisition, or if our financial performance after completion of the Vivint Solar acquisition does not meet current expectations, then our ability to service our indebtedness may be adversely impacted.
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
The Vivint Solar acquisition will involve substantial costs.
We have incurred, and expect to continue to incur, a number of non-recurring costs associated with the Vivint Solar acquisition. The substantial majority of non-recurring expenses, including, but not limited to, costs and expenses related to the financing of the acquisition, will be comprised of transaction and regulatory costs related to the Vivint Solar acquisition. We continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred, any of which may be material.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Share Repurchase Program

Since 2007, our Board of Directors has had in place a share repurchase program. There were no repurchases during the third quarter of 2015.
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

SunEdison, Inc.
/s/ Brian Wuebbels
November 9, 2015	Name:	Brian Wuebbels
	Title:	Executive Vice President, Chief Administration Officer and Chief Financial Officer (Principal financial and accounting officer)

EXHIBIT INDEX

Exhibit Number	Description
2.1
Agreement and Plan of Merger dated July 20, 2015, by and among the SunEdison, Inc., SEV Merger Sub Inc. and Vivint Solar, Inc. (Incorporated by reference to Exhibit 2.1 of SunEdison’s Form 8-K filed July 22, 2015).(a)

3.1
Certificate of Designations of 6.75% Series A Perpetual Convertible Preferred Stock of SunEdison Inc., dated August 21, 2015 (Incorporated by reference to Exhibit 3.1 of SunEdison’s Form 8-K filed August 21, 2015).

4.1	Specimen 6.75% Series A Perpetual Convertible Preferred Stock share certificate (Incorporated by reference to Exhibit 4.1 of SunEdison’s Form 8-K filed August 21, 2015).
10.1	Purchase Agreement dated as of July 20, 2015, by and between SunEdison, Inc. and TerraForm Power, LLC. (Incorporated by reference to Exhibit 10.1 of SunEdison’s Form 8-K filed July 22, 2015).
10.2
Voting Agreement dated as of July 20, 2015, by and among SunEdison, Inc., SEV Merger Sub Inc. and 313 Acquisition LLC. (Incorporated by reference to Exhibit 10.2 of SunEdison’s Form 8-K filed July 22, 2015).

10.3	Lock-Up Agreement dated as of July 20, 2015, by 313 Acquisition LLC. (Incorporated by reference to Exhibit 10.3 of SunEdison’s Form 8-K filed July 22, 2015).
10.4*	Amendment No. 6 to Credit Agreement dated March 11, 2015 between SunEdison, Inc. and the guarantors and lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent.
10.5*	Amendment No. 7 to Credit Agreement dated May 6, 2015 between SunEdison, Inc. and the guarantors and lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent.
10.6*	Amendment No. 8 to Credit Agreement dated July 31, 2015 between SunEdison, Inc. and the guarantors and lenders party thereto and Wells Fargo Bank, National Association, as Administrative Agent.
10.7*	Securities Purchase Agreement dated July 15, 2015 between SunEdison, Inc. and Light Energia S.A.
10.8
Letter Agreement, dated as of July 20, 2015, by and among SunEdison, Inc., Vivint, Inc. and Vivint
Solar, Inc. (Incorporated by reference to Exhibit 10.3 of Vivint Solar’s Form 8-K filed July 22, 2015).

10.9
Interim Agreement, dated as of July 20, 2015, by and among SunEdison, Inc., SEV Merger Sub Inc. and TerraForm Power, LLC (Incorporated by reference to Exhibit 10.3 of TerraForm Power, Inc.'s Form 10-Q filed November 9, 2015).

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
(a) Certain exhibits to the Agreement and Plan of Merger have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
SunEdison hereby agrees to furnish supplementally a copy of any omitted exhibit to the SEC upon request.

* Filed herewith